Form 10-Q
period 1993-12-31
WOODWARD GOVERNOR CO
filed 1994-02-11
CIK 108312

[TEXT]
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                 FORM 10-Q



{ X }        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended December 31, 1993  Commission File #0-8408

                                    OR


{   }    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                        WOODWARD GOVERNOR COMPANY
          (Exact name of registrant as specified in its charter)


            Delaware                                 36-1984010
(State or other jurisdiction of        I.R.S. Employer identification No.)
incorporation or organization)

          5001 North Second Street, Rockford, Illinois 61125-7001
                 (Address of principal executive offices)


              Registrant's telephone number - (815) 877-7441


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                             Yes   X     No
As of January 31, 1994, 2,956,517 shares of common stock with a par value of
6.25 cents per share were outstanding.

                         WOODWARD GOVERNOR COMPANY
                                 FORM 10-Q
                  For the Quarter Ended December 31, 1993


                                   INDEX


Description


Part I.  Financial Information

         Item 1.        Financial Statements

                        Statements of Consolidated Earnings for the Three Months Ended December 31, 1993 and 1992

                        Consolidated Balance Sheets as of
                        December 31, 1993 and September 30, 1993

                        Statements of Consolidated Cash Flows for the Three Months Ended December 31, 1993 and 1992

                        Note to Consolidated Financial Statements

         Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations

Part II.  Other Information


Signatures


                WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED EARNINGS
                  for the three months ended December 31,
                  (in thousands except per share amounts)
                                (Unaudited)
                                                1993               1992
                                              --------          ----------
                                                                (restated)
Net billings for products and services        $73,940             $77,849
                                              --------          ----------

Costs and expenses:

Cost of goods sold                             54,536              58,419

Sales, service and administrative
   expenses                                    12,757              13,002

Other (income) and expense, net:
   Interest (income)                  ($182)            ($196)
   Interest expense                     738               829
   Miscellaneous expense, net         1,203     1,759   1,149       1,782
                                      ------  --------  ------  ----------

Total costs and expenses                       69,052              73,203
                                              --------          ----------

Earnings before income taxes and cumulative
      effect of accounting changes              4,888               4,646

Income taxes                                    2,102               1,765
                                              --------          ----------

Earnings before cumulative effect
      of accounting changes                     2,786               2,881

Cumulative effect of accounting changes,
      net of tax benefit of $11,360               -               (17,417)
                                              --------          ----------

Net earnings (loss)                            $2,786            ($14,536)
                                              --------          ----------

Net earnings (loss) per share:
      Before cumulative effect of
            accounting changes                  $0.94               $0.97
      Cumulative effect of accounting changes,
            net of tax                            -                 (5.86)
                                              --------          ----------
Net earnings (loss) per share                   $0.94              ($4.89)
                                              --------          ----------

Average shares outstanding                      2,970               2,973
                                              --------          ----------

Cash dividends per share                        $0.93               $0.93
                                              --------          ----------

See accompanying note to consolidated financial statements.


                WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE
                         (in thousands of dollars)
                                                  December     September
                                                   31,1993      30,1993
                                                -------------  ----------
                                                   (Unaudited)
Assets
      Current Assets:
            Cash and cash equivalents                 $3,880     $10,497
            Accounts receivable, less allowance
                     for losses of $2,004 for December
                     and $1,989 for September         57,717      64,024
            Inventories                               82,618      83,128
            Deferred income taxes                     12,519      12,519
                                                -------------  ----------
                    Total current assets             156,734     170,168
                                                -------------  ----------

      Property, plant and equipment, at cost:
            Land                                       5,971       6,156
            Buildings and improvements               140,318     140,780
            Machinery and equipment                  164,140     158,043
            Construction in progress                   1,722       3,792
                                                -------------  ----------
                                                     312,151     308,771
            Less allowance for depreciation          170,461     164,755
                                                -------------  ----------
      Property, plant and equipment - net            141,690     144,016
      Intangibles and other assets                     6,577       5,887
      Deferred income taxes                           12,366      12,390
                                                -------------  ----------

Total Assets                                        $317,367    $332,461
                                                -------------  ----------

Liabilities and Shareholders' Equity
      Current Liabilities:
            Short-term borrowings                    $12,112     $18,123
            Current portion of long-term debt          3,889       3,889
            Accounts payable and accrued expense      29,125      35,915
            Taxes on income                            3,655       4,432
                                                -------------  ----------
                    Total current liabilities         48,781      62,359
                                                -------------  ----------
      Long-term debt, less current portion            36,199      36,246
      Other liabilities                               27,634      27,634
      Commitments and contingencies                      -           -

      Shareholders' equity represented by:
            Preferred stock                              -           -
            Common stock                                 190         190
            Additional paid-in capital                13,884      13,884
            Unearned stock plan compensation         (22,189)    (22,327)
            Currency translation adjustment           11,497      12,786
            Retained earnings                        208,054     207,924
                                                -------------  ----------
                                                     211,436     212,457
            Less treasury stock, at cost               6,683       6,235
                                                -------------  ----------
                                                     204,753     206,222
                                                -------------  ----------

Total liabilities and shareholders' equity          $317,367    $332,461
                                                -------------  ----------

See accompanying note to consolidated financial statements.


                WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                         (in thousands of dollars)
                                (Unaudited)
                                                 1993              1992

                                              -----------       -----------
                                                                (restated)
   Cash flows from operating activities:
   Net earnings (loss)                            $2,786          ($14,536)
                                              -----------       -----------
   Adjustments to reconcile net earnings to
      net cash provided (used) by operating activities:
   Cumulative effect of accounting changes,
      net of tax                                     -              17,417
   Depreciation                                    6,682             6,584
   Deferred income taxes, noncurrent                  24                26
   Stock plan compensation expense                   138               200
   Changes in assets and liabilities:
      Accounts receivable                          5,837            18,679
      Inventories                                     65            (1,716)
      Current liabilities, other than short-term
        borrowings and current portion of
        long-term debt                            (7,511)          (16,579)
      Other, net                                    (701)              233
                                              -----------       -----------
          Total adjustments                        4,534            24,844
                                              -----------       -----------
   Net cash provided by operating activities       7,320            10,308
                                              -----------       -----------

   Cash flows from investing activities:
   Payments for purchase of property, plant
       and equipment                              (4,935)           (5,133)
   Other                                              25              (236)
                                              -----------       -----------
   Net cash (used) in investing activities        (4,910)           (5,369)
                                              -----------       -----------

   Cash flows from financing activities:
   Cash dividends paid                            (2,760)           (2,765)
   Purchase of treasury stock                       (450)              -
   Proceeds from issuance of long-term debt          -                 (30)
   Payments of long-term debt                        (46)              -
   Short-term borrowings, by original maturity:
        More than three months - proceeds            -                 -
        More than three months - payments            -                 -
        Three months or less, net                 (5,900)           (5,461)
   Tax benefit applicable to ESOP dividend           103                91
                                              -----------       -----------
   Net cash (used) in financing activities        (9,053)           (8,165)
                                              -----------       -----------
   Effect of exchange rate changes on cash            26              (361)
                                              -----------       -----------
   Net change in cash and cash equivalents        (6,617)           (3,587)

   Cash and cash equivalents, beginning of year   10,497             7,633
                                              -----------       -----------

   Cash and cash equivalents, end of quarter      $3,880            $4,046
                                              -----------       -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest expense paid
       (net of amount capitalized)                  $649              $457
   Income taxes paid                              $2,560            $2,012

   See accompanying note to consolidated financial statements.

                WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                 NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



The consolidated balance sheets as of December 31, 1993, and the statements of consolidated earnings and cash flows for the three month periods ended December 31, 1993 and 1992, have been prepared by the Company, without audit. The September 30, 1993 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of December 31, 1993, and the results of its operations for the three months ended December 31, 1993 and 1992, and cash flows for the three months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1993 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The results for the last fiscal year have been restated to reflect the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 109 "Accounting for Income Taxes", and No. 112 "Employers' Accounting for Post-employment Benefits", which the company adopted in the fourth quarter of fiscal 1993.
The statements of consolidated earnings for the three month period ended December 31, 1993 is not necessarily indicative of the results to be expected for other interim periods or for the full year.

                              PART I - ITEM 2


                WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net billings for products and services delivered to customers in the first quarter of fiscal year 1994 were down 5% to $73,940,000 from $77,849,000 in 1993. Our efforts to reduce costs and limit expenses resulted in a decrease of 6% compared to last year. Consequently, earnings before income taxes and cumulative effect of accounting changes increased from $4,646,000 at December 31, 1992 to $4,888,000 at December 31, 1993. Due to the increase in the estimated effective income tax rate from 38% to 43%, earnings before the cumulative effect of accounting changes decreased from $2,881,000 to $2,786,000 for the same periods. Earnings per share before cumulative effect of accounting changes decreased from $0.97 per share in the first quarter last year to $0.94 per share this year.

The results for the last fiscal year have been restated to reflect the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 109 "Accounting for Income Taxes", and No. 112 "Employers' Accounting for Post-employment Benefits", which the company adopted in the fourth quarter of fiscal 1993, but for reporting purposes must be presented as if adopted at the beginning of the year. The cumulative effect of adopting these accounting changes in fiscal 1993 was a charge of $17,417,000 net of the tax benefit of $11,360,000. The effect on last year's first quarter earnings before income taxes and cumulative effect of accounting changes was a decrease of $302,000.

Shipments of the Aircraft Controls group were $31,924,000 in the first quarter of this year, compared to $40,483,000 last year, a decrease of $8,559,000 or 21%, due to the depressed state of the commercial aircraft industry. First quarter shipments of the Industrial Controls group were $42,016,000, an increase of $4,650,000 or 12% from last year's total of $37,366,000. Overall, shipments from the overseas business units of industrial control products were up $2,250,000 or over 14% from last year. Domestic shipments of industrial control products also were strong in the first quarter and were up $2,400,000 or 11% from last year.

The 6% decrease in costs and expenses occurred even though there were additional facility operating expenses for the new Turbomachinery Controls facility in Loveland, Colorado in the first quarter of this year. The plant was not opened until the second quarter of fiscal year 1993. Our cost reduction efforts of the last two years are having a positive impact on earnings. A significant portion of the decrease in costs and expenses is due to the decrease in worker membership. Since December 31, 1992, worker membership has been reduced by more than 10% from 3589 to 3217 at December 31, 1993. This reduction was necessary to balance the membership needed with current business levels.

Accounts receivable decreased from $64,024,000 at September 30, 1993 to $57,717,000 at December 31, 1993 due to collection of large shipments made near the end of the fiscal year and the lower shipment level for the first three months of the current fiscal year compared to the fourth quarter of fiscal year 1993. Accounts payable and accrued expenses decreased as a result of payments on items recorded at September 30, 1993. As a result of the activity in these areas and reduction in short-term borrowing, cash and cash equivalents decreased from $10,497,000 at September 30, 1993 to $3,880,000 at December 31, 1993. Currency translation adjustment decreased from September 30, 1993 as a result of fluctuations in exchange rates.

The company's effective tax rate for the three months ended December 31, 1993 and 1992 was 43.0% and 38.0% respectively. The increase in the tax rate was due primarily to the fact that a significant portion of our income was generated at overseas locations at higher tax rates than in the United States. The effective tax rate for the fiscal year ended September 30, 1993 was 42.0%.

                        PART II - OTHER INFORMATION


Item 4(c)

At the January 12, 1994 annual meeting of the shareholders, the only item submitted to a vote was the re-election of three directors whose terms expired this year. The results of the voting were as follows:

                       Number of            Number of Shares    Number of
Director               Shares For          Against/Withheld    Abstentions

J. Grant Beadle         2,794,100              47,196                 None
J. Peter Jeffrey        2,788,893              52,403                 None
Mark Leum               2,789,711              51,585                 None


In addition, broker non-votes totalled 50,204.


Item 6(b)

No Form 8-K was filed for the quarter ended December 31, 1993.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WOODWARD GOVERNOR COMPANY






 February 7, 1994                /s/ John A. Halbrook
                                 John A. Halbrook, President
                                 and Chief Operating Officer




 February 7, 1994                /s/ Vern H. Cassens
                                 Vern H. Cassens, Senior Vice President,
                                 Treasurer, and Chief Financial Officer