Form 10-Q
period 1994-03-31
WOODWARD GOVERNOR CO
filed 1994-05-13
CIK 108312

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q



{ X }           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended March 31, 1994  Commission File #0-8408

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

                             Yes   X     No
As of April 30, 1994, 2,926,689 shares of common stock with a par value of
6.25 cents per share were outstanding.

                           WOODWARD GOVERNOR COMPANY
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1994


                                     INDEX


Description


Part I.  Financial Information

    Item 1.   Financial Statements

              Statements of Consolidated Earnings for the Three Months Ended March 31, 1994 and 1993

              Statements of Consolidated Earnings for the Six
              Months Ended March 31, 1994 and 1993

              Consolidated Balance Sheets as of
              March 31, 1994 and September 30, 1993

              Statements of Consolidated Cash Flows for the Six
              Months Ended March 31, 1994 and 1993

              Note to Consolidated Financial Statements

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Part II.  Other Information


Signatures


                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
               for the three months ended March 31, 1994 and 1993
                    (in thousands except per share amounts)
                                  (Unaudited)
                                                  1994              1993
                                                 -------          ----------
                                                                  (restated)
Net billings for products and services           $81,873             $82,634
                                                 -------          ----------

Costs and expenses:

Cost of goods sold                                60,691              60,621

Sales, service and administrative
  expenses                                        13,433              12,865

Other (income) and expense, net:
  Interest (income)                      ($130)              ($187)
  Interest expense                       1,378                 655
  Miscellaneous expense, net               730     1,978     1,216     1,684
                                         -----   -------    ------  --------

Total costs and expenses                          76,102              75,170
                                                 -------            --------

Earnings before income taxes and cumulative
  effect of accounting changes                     5,771               7,464

Income taxes                                       2,481               2,957
                                                 -------            --------
Earnings before cumulative effect
  of accounting changes                            3,290               4,507

Cumulative effect of accounting changes                -                   -
                                                 -------            --------

Net earnings                                      $3,290              $4,507
                                                 -------            --------

Net earnings per share:
  Before cumulative effect of
    accounting changes                             $1.12               $1.52
  Cumulative effect of accounting changes              -                   -
                                                 -------            --------

Net earnings per share                             $1.12               $1.52
                                                 -------            --------

Average shares outstanding                         2,956               2,973
                                                 -------            --------

Cash dividends per share                           $0.93               $0.93
                                                 -------            --------

See accompanying note to consolidated financial statements.

                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                for the six months ended March 31, 1994 and 1993
                    (in thousands except per share amounts)
                                  (Unaudited)
                                                   1994                  1993
                                                ----------            ----------
                                                                      (restated)
Net billings for products and services           $155,813              $160,483
                                                 --------              --------

Costs and expenses:

Cost of goods sold                                115,227               119,040

Sales, service and administrative
   expenses                                        26,190                25,867

Other (income) and expense, net:

   Interest (income)                    ($312)                ($383)
   Interest expense                     2,116                 1,484
   Miscellaneous expense, net           1,933       3,737     2,366       3,467
                                      -------    --------  --------    --------

Total costs and expenses                          145,154               148,374
                                                 --------              --------

Earnings before income taxes and cumulative
     effect of accounting changes                  10,659                12,109

Income taxes                                        4,583                 4,722
                                                 --------              --------

Earnings before cumulative effect
    of accounting changes                           6,076                 7,387

Cumulative effect of accounting changes,
    net of tax benefit of $11,360                       -               (17,417)
                                                 --------              --------

Net earnings (loss)                                $6,076              ($10,030)
                                                 --------              --------


Net earnings (loss) per share:
    Before cumulative effect of
      accounting changes                            $2.06                 $2.49
    Cumulative effect of accounting changes,
      net of tax                                        -                 (5.86)
                                                 --------              --------

Net earnings (loss) per share                       $2.06                ($3.37)
                                                 --------              --------

Average shares outstanding                          2,956                 2,973
                                                 --------              --------

Cash dividends per share                            $1.86                 $1.86
                                                 --------              --------

See accompanying note to consolidated financial statements.


                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)
                                                       March      September
                                                     31, 1994      30, 1993
                                                   -----------  ------------
                                                   (Unaudited)
Assets
   Current Assets:
       Cash and cash equivalents                        $9,230       $10,497
       Accounts receivable, less allowance
           for losses of $2,080 for March
           and $1,989 for September                     56,322        64,024
       Inventories                                      84,495        83,128
       Deferred income taxes                            14,549        12,519
                                                   -----------  ------------
            Total current assets                       164,596       170,168
                                                   -----------  ------------

    Property, plant and equipment, at cost:
        Land                                             6,145         6,156
        Buildings and improvements                     141,021       140,780
        Machinery and equipment                        167,790       158,043
        Construction in progress                         2,180         3,792
                                                   -----------  ------------
                                                       317,136       308,771
        Less allowance for depreciation                177,743       164,755
                                                   -----------  ------------
    Property, plant and equipment - net                139,393       144,016
    Intangibles and other assets                         5,955         5,887
    Deferred income taxes                               12,395        12,390
                                                   -----------  ------------
Total Assets                                          $322,339      $332,461
                                                   -----------  ------------

Liabilities and Shareholders' Equity
    Current Liabilities:
        Short-term borrowings                          $10,655       $18,123
        Current portion of long-term debt                3,889         3,889
        Accounts payable and accrued expenses           36,081        35,915
        Taxes on income                                  4,608         4,432
                                                   -----------  ------------
            Total current liabilities                   55,233        62,359
                                                   -----------  ------------
     Long-term debt, less current portion               36,152        36,246
     Other liabilities                                  27,634        27,634
     Commitments and contingencies                           -             -

     Shareholders' equity represented by:
         Preferred stock                                     -             -
         Common stock                                      190           190
         Additional paid-in capital                     13,887        13,884
         Unearned stock plan compensation              (22,052)      (22,327)
         Currency translation adjustment                12,135        12,786
         Retained earnings                             208,692       207,924
                                                   -----------  ------------
                                                       212,852       212,457
         Less treasury stock, at cost                    9,532         6,235
                                                   -----------  ------------
                                                       203,320       206,222
                                                   -----------  ------------

Total liabilities and shareholders' equity            $322,339      $332,461
                                                   -----------  ------------

See accompanying note to consolidated financial statements.

                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                FOR THE SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                           (in thousands of dollars)
                                  (Unaudited)
                                                     1994              1993
                                                  -----------       ---------
                                                                     (restated)
Cash flows from operating activities:
Net earnings (loss)                                    $6,076        ($10,030)
                                                  -----------       ---------

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
Cumulative effect of accounting changes,
  net of tax                                                -          17,417
Depreciation                                           13,228          13,143
Deferred income taxes, noncurrent                          (5)              5
Stock plan compensation expense                           275             400
Changes in assets and liabilities:
  Accounts receivable                                   7,499          11,515
  Inventories                                          (1,602)         (5,264)
  Current liabilities, other than short-term
    borrowings and current portion of
    long-term debt                                        (61)        (11,916)
  Other, net                                           (2,073)            559
                                                  -----------       ---------
    Total adjustments                                  17,261          25,859
                                                  -----------       ---------

Net cash provided by operating activities              23,337          15,829
                                                  -----------       ---------

Cash flows from investing activities:
Payments for purchase of property, plant
  and equipment                                        (8,946)        (11,176)
Other                                                     124              (1)
                                                  -----------       ---------
Net cash (used) in investing activities                (8,822)        (11,177)
                                                  -----------       ---------

Cash flows from financing activities:
Cash dividends paid                                    (5,517)         (5,530)
Purchase of treasury stock                             (3,310)              -
Payments of long-term debt                                (94)            (74)
Short-term borrowings, by original maturity:
  More than three months - proceeds                         -               -
  More than three months - payments                         -               -
  Three months or less, net                            (8,674)         (1,532)
Tax benefit applicable to ESOP dividend                   206             182
                                                  -----------       ---------
Net cash (used) in financing activities               (17,389)         (6,954)
                                                  -----------       ---------

Effect of exchange rate changes on cash                 1,607             (81)
                                                   ----------       ---------

Net change in cash and cash equivalents                (1,267)         (2,383)

Cash and cash equivalents, beginning of year           10,497           7,633
                                                  -----------       ---------

Cash and cash equivalents, end of quarter              $9,230          $5,250
                                                  -----------       ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid
  (net of amount capitalized)                          $2,301          $1,797
Income taxes paid                                      $5,959          $5,134

See accompanying note to consolidated financial statements.

                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of March 31, 1994, and the statements of consolidated earnings and cash flows for the three and six month periods ended March 31, 1994 and 1993, have been prepared by the Company without audit. The September 30, 1993 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of March 31, 1994, and the results of its operations for the three and six month periods ended March 31, 1994 and 1993, and cash flows for the six months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1993 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The results for the last fiscal year have been restated to reflect the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 109 "Accounting for Income Taxes", and No. 112 "Employers' Accounting for Post-employment Benefits", which the company adopted in the fourth quarter of fiscal 1993. The statements of consolidated earnings for the three and six month periods ended March 31, 1994 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

                                PART I - ITEM 2

                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net billings for products and services delivered to customers in the second quarter of fiscal year 1994 were $81,873,000, down 1% from $82,634,000 in 1993. Costs and expenses during the same period increased from $75,170,000 in 1993 to $76,102,000 in 1994. As a result, earnings before income taxes and cumulative effect of accounting changes decreased from $7,464,000 to $5,771,000. Net earnings for the three months were $3,290,000 compared to $4,507,000 in 1993.

For the first six months of the fiscal year, net billings were $155,813,000, 3% less than 1993's $160,483,000. Total costs and expenses for the six month period were $145,154,000, compared to $148,374,000 last year. Earnings before income taxes and cumulative effect of accounting changes decreased 12% to $10,659,000 in 1994 from $12,109,000 last year. Due to these reduced earnings and the increase in effective tax rate from 39% to 43%, earnings before the cumulative effect of accounting changes decreased from $7,387,000 to $6,076,000. Earnings per share before cumulative effect of accounting changes decreased from $2.49 per share through the second quarter last year to $2.06 per share this year.

The depressed state of the commercial aircraft industry continues to impact shipment levels. Second quarter shipments of the Aircraft Controls group were $35,898,000, 13% less than the $41,374,000 shipped in the same period last year. Year-to-date shipments of aircraft products total $67,822,000 or 17% less than last year's total of $81,856,000. The strong trend of the first quarter for Industrial Controls shipments continued into the second quarter. Industrial Controls shipments in the second quarter totaled $45,975,000, 11% greater than the $41,260,000 reported in the second quarter last year. For the six months ended March 31, Industrial Controls shipments were $87,991,000, compared to $78,625,000 for the same period last year. Shipments from the overseas business units of industrial control products totaled $37,920,000, up $4,739,000 or 14% from last year's total of $33,181,000 for the same period. Domestic shipments of industrial control products were also strong for the six months at $50,071,000, up 10% from last year's $45,443,000.

Although costs and expenses have decreased 2% for the six month period from $148,374,000 to $145,154,000, costs and expenses for the three month period ended March 31 increased from $75,170,000 to $76,102,000. While the increase for the three months is disappointing, there are some specific reasons for it. We have reported for many years about the management information system migration project that we undertook. We are very close to the initial implementation stage of this project and, as a result, we have been performing additional scrutiny and review of our system records so as to migrate only accurate, current information.

As a result of this review, in the second quarter, we recorded over $1,000,000 of obsolete inventory write-offs compared to none through the second quarter last year and approximately $450,000 in total for all of last year. In addition, we closed old tool and production orders which added over $600,000 of additional expense. Research and development costs also remain high as we continue to devote resources to fund projects to ensure future growth. As a result of completing the settlement of an income tax review, we recorded $665,000 of interest expense in the second quarter. This does not minimize our disappointment over the increase in costs and expenses, nor does it reduce our commitment to contain our cost base, but it does help explain some of the reasons for the increase in the second quarter. For the six month period, it is also important to recognize there were six months of occupancy costs for the Loveland facility this year compared to three months last year. Worker membership, including 100 members at the recently acquired company in Germany, totaled 3,305 at March 31, 1994, compared to 3,563 at March 31, 1993.

Cash and cash equivalents have decreased and totaled $9,230,000 at March 31, 1994 compared to $10,497,000 at September 30, 1993. Accounts receivable have decreased from $64,024,000 at September 30, 1993 to $56,322,000 at March 31, 1994 due to the higher level of shipments in the last two months of last fiscal year. As a reflection of economic conditions, customers have taken longer over the last year to pay accounts and it requires more effort to collect receivables. Inventories have increased slightly to $84,495,000 at March 31, 1994 from $83,128,000 at September 30, 1993. Property, plant and equipment-net has decreased from September 30, 1993 due to capital expenditures being less than depreciation. Short-term borrowings and long-term debt was $50,696,000 at March 31, 1994, down from $58,258,000 at September 30, 1993.

The company's effective tax rate for the six months ended March 31, 1994 and 1993 was 43.0% and 39.0%, respectively. The effective tax rate for the fiscal year ended September 30, 1993 was 42.0%.

                          PART II - OTHER INFORMATION


Item 6(b)

No Form 8-K was filed for the quarter ended March 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WOODWARD GOVERNOR COMPANY






 May 11, 1994                         /s/ John A. Halbrook
                                      John A. Halbrook, President
                                      and Chief Executive Officer




 May 11, 1994                         /s/ Vern H. Cassens
                                      Vern H. Cassens, Senior Vice
                                      President, Treasurer, and Chief
                                      Financial Officer