Form 10-Q
period 1994-06-30
WOODWARD GOVERNOR CO
filed 1994-08-15
CIK 108312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q



{ X }           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarter ended June 30, 1994  Commission File #0-8408

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

                             Yes   X     No
As of July 31, 1994, 2,926,239 shares of common stock with a par value of 6.25 cents per share were outstanding.

                           WOODWARD GOVERNOR COMPANY
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1994


                                     INDEX


Description


Part I.  Financial Information

    Item 1.   Financial Statements

              Statements of Consolidated Earnings for the Three Months Ended June 30, 1994 and 1993

              Statements of Consolidated Earnings for the Nine
              Months Ended June 30, 1994 and 1993

              Consolidated Balance Sheets June 30, 1994
              and September 30, 1993

              Statements of Consolidated Cash Flows for the Nine
              Months Ended June 30, 1994 and 1993

              Note to Consolidated Financial Statements

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Part II.  Other Information


Signatures

                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                for the three months ended June 30, 1994 and 1993
                     (in thousands except per share amounts)
                                  (Unaudited)

                                             1994                  1993
                                          ----------            ----------
                                                                (restated)
Net billings for products and services      $83,771               $81,959
                                          ----------            ----------

Costs and expenses:

Cost of goods sold                           62,292                59,603

Sales, service and administrative
   expenses                                  13,843                13,644

Other (income) and expense, net:
   Interest (income)              ($283)                ($195)
   Interest expense                 846                   442
   Restructuring expense              0                 3,487
   Miscellaneous expense, net     1,077       1,640       984       4,718
                               ---------  ----------  --------  ----------

Total costs and expenses                     77,775                77,965
                                          ----------            ----------

Earnings before income taxes and cumulative
    effect of accounting changes              5,996                 3,994

Income taxes                                  2,579                 1,558
                                          ----------            ----------

Earnings before cumulative effect
    of accounting changes                     3,417                 2,436

Cumulative effect of accounting changes           -                     -
                                          ----------            ----------

Net earnings                                 $3,417                $2,436
                                          ----------            ----------

Net earnings per share:
   Before cumulative effect of
      accounting changes                      $1.16                 $0.81
   Cumulative effect of accounting changes        -                     -
                                          ----------            ----------

Net earnings per share                        $1.16                 $0.81
                                          ----------            ----------

Average shares outstanding                    2,946                 2,973
                                          ----------            ----------

Cash dividends per share                      $0.93                 $0.93
                                          ----------            ----------


See accompanying note to consolidated financial statements.


                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                for the nine months ended June 30, 1994 and 1993
                    (in thousands except per share amounts)
                                  (Unaudited)

                                             1994                  1993
                                          ----------            ----------
                                                                (restated)
Net billings for products and services     $239,584              $242,441
                                          ----------            ----------

Costs and expenses:

Cost of goods sold                          177,519               178,643

Sales, service and administrative
   expenses                                  40,033                39,511

Other (income) and expense, net:
   Interest (income)              ($595)                ($578)
   Interest expense               2,962                 1,926
   Restructuring expense              0                 3,487
   Miscellaneous expense, net     3,010       5,377     3,350       8,185
                               ---------  ----------  --------  ----------

Total costs and expenses                    222,929               226,339
                                          ----------            ----------

Earnings before income taxes and cumulative
     effect of accounting changes            16,655                16,102

Income taxes                                  7,162                 6,280
                                          ----------            ----------

Earnings before cumulative effect
    of accounting changes                     9,493                 9,822

Cumulative effect of accounting changes,
    net of tax benefit of $11,360                 -               (17,417)
                                          ----------            ----------

Net earnings (loss)                          $9,493               ($7,595)
                                          ----------            ----------


Net earnings (loss) per share:
    Before cumulative effect of
      accounting changes                      $3.22                 $3.30
    Cumulative effect of accounting changes,
      net of tax                                  -                 (5.86)
                                          ----------            ----------

Net earnings (loss) per share                 $3.22                ($2.56)
                                          ----------            ----------

Average shares outstanding                    2,946                 2,973
                                          ----------            ----------

Cash dividends per share                      $2.79                 $2.79
                                          ----------            ----------

See accompanying note to consolidated financial statements.

                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                  June         September
                                                30, 1994        30, 1993
                                               -----------  -------------
                                            (Unaudited)
Assets
      Current assets:
            Cash and cash equivalents              $11,451        $10,497
            Accounts receivable, less allowance
                     for losses of $2,389 for June
                     and $1,989 for September       58,970         64,024
            Inventories                             84,687         83,128
            Deferred income taxes                   14,549         12,519
                                              -------------  -------------
                    Total current assets           169,657        170,168
                                              -------------  -------------

      Property, plant and equipment, at cost:
            Land                                     6,377          6,156
            Buildings and improvements             142,328        140,780
            Machinery and equipment                173,275        158,043
            Construction in progress                 2,834          3,792
                                              -------------  -------------
                                                   324,814        308,771
            Less allowance for depreciation        185,383        164,755
                                              -------------  -------------
      Property, plant and equipment - net          139,431        144,016
      Intangibles and other assets                   8,510          5,887
      Deferred income taxes                         12,391         12,390
                                              -------------  -------------

Total assets                                      $329,989       $332,461
                                              -------------  -------------

Liabilities and Shareholders' Equity
      Current liabilities:
            Short-term borrowings                  $16,795        $18,123
            Current portion of long-term debt        4,046          3,889
            Accounts payable and accrued expenses   35,173         35,915
            Taxes on income                          5,009          4,432
                                              -------------  -------------
                    Total current liabilities       61,023         62,359
                                              -------------  -------------
      Long-term debt, less current portion          36,711         36,246
      Other liabilities                             27,634         27,634
      Commitments and contingencies                      -              -

      Shareholders' equity represented by:
            Preferred stock                              -              -
            Common stock                               190            190
            Additional paid-in capital              13,887         13,884
            Unearned stock plan compensation       (21,915)       (22,327)
            Currency translation adjustment         12,540         12,786
            Retained earnings                      209,490        207,924
                                              -------------  -------------
                                                   214,192        212,457
            Less treasury stock, at cost             9,571          6,235
                                              -------------  -------------
                                                   204,621        206,222
                                              -------------  -------------

Total liabilities and shareholders' equity        $329,989       $332,461
                                              -------------  -------------

See accompanying note to consolidated financial statements.

                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                           (in thousands of dollars)
                                  (Unaudited)
                                                     1994         1993
                                                  -----------  -----------
                                                               (restated)
Cash flows from operating activities:
Net earnings (loss)                                $9,493      ($7,595)
                                                  -----------  -----------

Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
Cumulative effect of accounting changes,
   net of tax                                           -       17,417
Depreciation                                       20,602       19,756
Deferred income taxes, noncurrent                       0          (42)
Stock plan compensation expense                       412          605
Changes in assets and liabilities:
   Accounts receivable                              9,019       18,443
   Inventories                                      2,899       (5,403)
   Current liabilities, other than short-term
     borrowings and current portion of
     long-term debt                                (5,013)      (9,563)
   Other, net                                      (1,770)         317
                                               -----------  -----------
       Total adjustments                           26,149       41,530
                                               -----------  -----------

Net cash provided by operating activities          35,642       33,935
                                               -----------  -----------

Cash flows from investing activities:
Payments for purchase of property, plant
    and equipment                                 (13,219)     (14,806)
Other                                                 209            0
Acquisitions, net of cash                          (8,014)           0
                                               -----------  -----------
Net cash (used) in investing activities           (21,024)     (14,806)
                                               -----------  -----------

Cash flows from financing activities:
Cash dividends paid                                (8,234)      (8,294)
Purchase of treasury stock                         (3,349)        (154)
Payments of long-term debt                           (172)         (58)
Short-term borrowings, by original maturity:
     More than three months - proceeds                  -            -
     More than three months - payments                  -            -
     Three months or less, net                     (1,374)     (12,501)
Tax benefit applicable to ESOP dividend               309          272
                                               -----------  -----------
Net cash (used) in financing activities           (12,820)     (20,735)
                                               -----------  -----------

Effect of exchange rate changes on cash              (844)        (178)
                                               -----------  -----------

Net change in cash and cash equivalents               954       (1,784)

Cash and cash equivalents, beginning of year       10,497        7,633
                                               -----------  -----------

Cash and cash equivalents, end of quarter         $11,451       $5,849
                                               -----------  -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of amount capitalized)          $2,518       $1,754
Income taxes paid                                  $8,897       $8,215

See accompanying note to consolidated financial statements.


                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of June 30, 1994, and the statements of consolidated earnings and cash flows for the three and nine month periods ended June 30, 1994 and 1993, have been prepared by the Company without audit. The September 30, 1993 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of June 30, 1994, and the results of its operations for the three and nine month periods ended June 30, 1994 and 1993, and cash flows for the nine months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1993 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The results for the prior fiscal year have been restated to reflect the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions", No. 109 "Accounting for Income Taxes", and No. 112 "Employers Accounting for Post-employment Benefits", which the company adopted in the fourth quarter of fiscal 1993. The statements of consolidated earnings for the three and nine month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

                                PART I - ITEM 2

                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net billings for products and services were $83,771,000 for the third quarter of the fiscal year, up 2% from the $81,959,000 for the same period in 1993. Costs and expenses in the third quarter were down slightly, and totaled $77,775,000 in 1994, compared to $77,965,000 in 1993. As a result, earnings before income taxes and cumulative effect of accounting changes increased from $3,994,000 to $5,996,000. Net earnings for the three months were $3,417,000 in 1994, and $2,436,000 last year. Third quarter earnings per share were $1.16 in 1994, compared to $.81 in 1993.

Net billings for the first nine months of the fiscal year were $239,584,000, 1% less than last year's $242,441,000. Total costs and expenses for the nine months were $222,929,000, over 1% less than the $226,339,000 in 1993. Earnings before income taxes and cumulative effect of accounting changes increased 3% from $16,102,000 last year to $16,655,000 this year. Due to the increase in the effective tax rate from 39% last year to 43% this year, earnings before cumulative effect of accounting changes decreased from $9,822,000 to $9,493,000. Earnings per share before cumulative effect of accounting changes were $3.22 this year compared to $3.30 last year.

On May 16, 1994, the company acquired HSC Controls, Inc. of Buffalo, New York. HSC designs and manufactures torque motors and servovalves primarily for aerospace and industrial applications. Sales for 1993 were $9,000,000. This acquisition supports and enhances our commitment to provide increased electromechanical content and complete systems for controls and related accessories. The effect on third quarter results was insignificant.

The results for the last fiscal year have been restated to reflect the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 109 "Accounting for Income Taxes," and No. 112 "Employers' Accounting for Post-employment Benefits." The company adopted these accounting changes in the fourth quarter of fiscal 1993, but for reporting purposes they must be presented as if adopted at the beginning of the year. The cumulative effect of these changes in fiscal 1993 was a charge of $17,417,000, net of the tax benefit of $11,360,000. The effect on earnings through the third quarter last year before income taxes and cumulative effect of accounting changes was a decrease of $906,000.

For the first time in a long time, the quarterly shipments of Aircraft Controls were up from the same period last year. Third quarter shipments of the Aircraft Controls group were $37,170,000, compared to $34,904,000 in 1993. This is a result of an increase in repair and overhaul work at our Aircraft Product Service Centers, as well as $1,112,000 in shipments by HSC. Year-to-date shipments of aircraft products are $104,992,000, or 10% less than last year's total of $116,761,000. The repair and overhaul business is up over 8% while control sales are down over 18% from 1993.

Shipments of Industrial Controls dropped off slightly in the third quarter, from $47,055,000 last year to $46,601,000 this year. In the third quarter, we successfully implemented our new management information system in the Colorado facilities of the Industrial Controls group. While the information system changeover was better than expected, disruptions did occur
which delayed some shipments from the third quarter to the fourth quarter.   For
the nine months, worldwide Industrial Control shipments were up 7% to $134,592,000 from $125,680,000 with shipments from the overseas business units up 16% from $52,400,000 last year to $60,586,000 this year. Shipments in 1994 included $4,828,000 of shipments from the German company acquired in the current year.

Costs and expenses for the three and nine months have decreased from last year. Third quarter expenses for this year include $4,070,000 of additional operating costs for businesses acquired this year. Last year's third quarter results included $3,487,000 of restructuring expenses. Taking these two items into account would result in $73,705,000 of expenses this year compared to $74,478,000 last year.

Costs and expenses for the nine months have decreased from $226,339,000 to $222,929,000. As we noted in the second quarter report, there have been several unusual expenditures which we do not anticipate will be repeated in the future. In addition, almost $5,000,000 of additional expenses are included in 1994 due to current year acquisitions. We continue to work on cost containment measures and improving profitability.

While the results of the third quarter are much improved from the same period of the prior year, they may not be indicative of the remainder of the year. Last year's fourth quarter was a very good one, and it will be a challenge to achieve comparable results.

Cash and cash equivalents have increased to $11,451,000 at June 30, 1994 from $10,497,000 at September 30, 1993. Accounts receivable have decreased from $64,024,000 at September 30, 1993 to $58,970,000 at June 30, 1994 due to the
higher level of shipments in the last two months of last fiscal year. Inventories have increased from $83,128,000 at September 30, 1993 to $84,687,000 at June 30, 1994. Property, plant and equipment - net has decreased to $139,431,000 at June 30, 1994 from $144,016,000 at September 30, 1993, due to holding capital expenditures to a reduced level. Short-term borrowings and long-term debt totalled $57,522,000 at June 30, 1994, down from $58,258,000 at September 30, 1993. Accounts payable and accrued expenses have decreased slightly from $35,915,000 at September 30, 1993 to $35,173,000 at June 30,
1994. The June 30, 1994 balances reflect acquisitions made in the current year. Cumulative currency translation adjustment has decreased from September 30, 1993 as a result of fluctuations in exchange rates. Treasury stock has increased from $6,235,000 at September 30, 1993 to $9,571,000 due to the purchase of 44,830 shares.

The company's effective tax rate for the nine months ended June 30, 1994 and 1993 was 43.0% and 39.0%, respectively. The effective tax rate for the fiscal year ended September 30, 1993 was 42.0%.

                          PART II - OTHER INFORMATION


Item 6(b)

No Form 8-K was filed for the quarter ended June 30, 1994.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WOODWARD GOVERNOR COMPANY






 August 11, 1994                      /s/ John A. Halbrook
                                      John A. Halbrook, President
                                      and Chief Executive Officer




 August 11, 1994                      /s/ Vern H. Cassens
                                      Vern H. Cassens,Senior Vice President,
                                      Treasurer, and Chief Financial Officer