Form 10-K
period 1994-09-30
WOODWARD GOVERNOR CO
filed 1994-12-29
CIK 108312

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
{ X }Annual report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (Fee Required)
For the fiscal year ended September 30, 1994 or { } Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (No Fee Required)
For the transition period from _____________ to ___________

Commission file number 0-8408

                            WOODWARD GOVERNOR COMPANY
             (Exact name of registrant as specified in its charter)

      Delaware                                36-1984010
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

5001 North Second Street, Rockford, Illinois      61125-7001
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (815) 877-7441

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
Title of each class                               which registered

None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.0625 per share
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

As of November 30, 1994, 2,924,218 shares of common stock with a par value of $.0625 per share were outstanding. The aggregate market value on this date of the voting stock held by non-affiliates of the registrant was approximately $140,740,460 (such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust or the Woodward Governor Company Charitable Trust).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report for the fiscal year ended September 30, 1994, a copy of which is attached hereto, are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein.

Portions of the registrant's proxy statement dated December 1, 1994, are incorporated by reference into Part III hereof, to the extent indicated herein.

Part I

Item 1.  Business

         (a)General Description of Business

            Woodward Governor Company, established in 1870, serves the prime mover control and accessory markets. The company designs and manufactures controls and accessory products for prime movers such as diesel engines, steam turbines, industrial and aircraft gas turbines, hydraulic turbines and for prime-mover-driven devices, such as aircraft propellers.

            Woodward products range from hydromechanical devices to advanced digital electronic control systems. These products precisely control the speed and/or other functions of a prime mover under demanding conditions.

            Woodward sells directly to original equipment manufacturers, service providers and equipment users world wide.

            There have been no material changes in the mode of conducting the business during the last five years.

         (b)Industry Segments

            Information with respect to business segments is set forth in Note M to the consolidated financial statements on Page 25 of the registrant's annual report for the fiscal year ended September 30, 1994 and is hereby incorporated by reference.

         (c)(1) Narrative Description of Business

          (i) Information with respect to business segments is set forth in Note M to the consolidated financial statements on Page 25 of the registrant's annual report for the fiscal year ended September 30, 1994 and is hereby incorporated by reference.

         (ii) There has been no public information regarding a new product or line of business requiring the investment of a material amount of total assets.

          (iii) Most of the Company's products are machined from cast iron, cast aluminum and bar steel. In addition to the machined parts, there is an increasing number of purchased electrical components used. There are numerous sources of most of the raw materials and components used by the Company in its operations, and they are believed to be in adequate supply.

         (iv) The Company has pursued a policy of applying for patents in both the United States and certain other countries on inventions made in the course of its development work. The Company regards its patents collectively as important, but does not consider its business dependent upon any one of such patents.

Item 1.  Business (Con't)

          (v) The Company's business is not subject to significant seasonal variation.

         (vi) The Company maintains inventory levels sufficient to meet customer demands. The Company's working capital requirements are not materially affected by return policies or extended credit terms provided to customers.

          (vii) One customer, General Electric Company, accounted for approximately 17% of consolidated sales during the fiscal year ended September 30, 1994. Nine other customers in total accounted for approximately 20% of consolidated sales in the fiscal year ended September 30, 1994. Sales to these customers involve several autonomous divisions and agencies. Products are supplied on the basis of individual purchase orders and contracts. There are no other material relationships between the Company and such customers.

         (viii) Unfilled orders at September 30, 1994 totalled $155,006,000 or 1% lower than the September 30, 1993 total of $156,075,000. Management believes that unfilled orders is not necessarily an indicator of future shipment levels. As customers demand shorter lead times and flexibility in delivery schedules, they have also revised their purchasing practices. As a result, orders may become firm only within thirty to sixty days of delivery. Consequently, the backlog of unfilled orders at the year-end cannot be relied upon as a valid indication of profitability in a subsequent year. Of the September 30, 1994 total, $130,495,000 currently is scheduled for fiscal year 1995 delivery.

         (ix) The Company does business with various U.S. government agencies, principally in the defense area, as both a prime contractor and a subcontractor. Substantially all contracts are firm fixed price and may require cost data to be submitted in connection with contract negotiations. The contracts are subject to government audit and review. It is anticipated that adjustments, if any, with respect to determination of reimbursable costs, will not have a material effect on the Company's financial condition. Substantially all of the Company's business, including both commercial and government contracts, is subject to cancellation by the customer. The military portion of all shipments has dropped from 11 percent of total company shipments last year to approximately 10 percent this year. Military shipments are principally made by the Company's Aircraft Controls business.

Item 1.  Business (Con't)

          (x) The Company competes with several other manufacturers, including divisions of large diversified and integrated manufacturers. The Company also competes with other divisions of its major customers. Although competition has increased worldwide, the Company believes it maintains a significant competitive position within its line of business. The Company has 30-40 main competitors in all product applications. However, published information pertinent to the Company's product line is not available in sufficient detail to permit an accurate assessment of its current relative competitive position. The principal methods of competition in the industry are price, product quality and customer service. In the opinion of management, the Company's prices are generally competitive and its product quality and customer service are favorable competitive factors.

         (xi) Information with respect to research and development is set forth in Note A to the consolidated financial statements on Page 20 of the registrant's annual report for the fiscal year ended September 30, 1994 and is hereby incorporated by reference. The Company's products, whether proposed by the Company or requested by a customer, are offered for sale as proprietary designs and products of the Company. Consequently, all activities associated with basic research, the development of new products and the refinement of existing products are Company-sponsored.

          (xii) Compliance with provisions regulating the discharge of materials into the environment has caused and will continue to require capital expenditures. The Company is involved in certain environmental matters, in several of which it has been designated a "de minimis potentially responsible party" with respect to the cost of investigation and cleanup of third-party sites. The Company's current accrual for these matters is based on costs incurred to date that have been allocated to the Company and its estimate of the most likely future investigation and cleanup costs. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon the Company for damages which may be awarded.

               It is the opinion of management, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the financial condition of the Company, although such matters could have a material effect on quarterly or annual operating results when (or if) resolved in a future period.

         (xiii) Information with respect to the number of persons employed by the Company is set forth in the "Summary of Operations/Ten Year Record" on Page 27 of the registrant's annual report for the fiscal year ended September 30, 1994 and is hereby incorporated by reference. As of November 30, 1994, 3411 members were employed by the Company.

Item 1.  Business (Con't)
         (d) Company Operations

            Information with respect to operations in the United States and other countries is set forth in Note M to the consolidated financial statements on Page 25 of the registrant's annual report for the fiscal year ended September 30, 1994 and is hereby incorporated by reference. Management is of the opinion there are no unusual risks attendant to the conduct of its operations in other countries.

Item 2.  Description of Property

         The registrant has plants located in seven communities in the United States. Aircraft controls are manufactured in Rockford, Illinois, and Buffalo, New York while industrial controls are manufactured in Fort Collins and Loveland, Colorado. Hydraulic turbine controls, as well as parts for aircraft controls, are manufactured in Stevens Point, Wisconsin. Test equipment is manufactured in Avon, Connecticut. The overhaul and repair of aircraft controls and sales of aircraft controls spare parts are done in the Rockton, Illinois facility. The registrant has nine facilities located overseas. Industrial controls are manufactured in Hoofddorp, The Netherlands; Reading, England; Aken, Germany; and Tomisato, Chiba, Japan. Aircraft controls are assembled in Reading as well. A European aircraft product service center for overhaul and repair of aircraft controls is located in Hoofddorp, The Netherlands. Service shops are maintained in Sydney, Australia; Kobe, Japan; Campinas, Sao Paulo, Brazil; Singapore, Republic of Singapore; and Ballabgarh, India.

         Information with respect to a board approved restructuring initiative is set forth in Note C to the consolidated financial statements on page 20 of the registrant's annual report for the fiscal year ended September 30, 1994 and is hereby incorporated by reference. The restructuring includes closing the Stevens Point facility and the divestiture of Bauer Aerospace, manufacturer of the test equipment product line, located in Avon, Connecticut.

         All other facilities were in excellent condition at the year-end and adequate production capacity is available to satisfy the Company's customers' needs throughout the coming year.

         Corporate offices are maintained at the plant in Rockford, Illinois. Plants located in Rockford, Rockton, Stevens Point, Fort Collins, Loveland, Buffalo, The Netherlands, and Chiba, Japan are owned by the Company. The facilities in Avon, Connecticut; Kobe, Japan; Campinas, Sao Paulo, Brazil; Reading, England; Sydney, Australia; Ballabgarh, India, Aken Germany, and Singapore, Republic of Singapore are leased. Additional leased sales offices are maintained worldwide.

Item 3.  Legal Proceedings

         The Company is currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters, as well as a claim regarding pricing provisions in an alleged agreement with a major customer. On December 11, 1994, settlement was reached with this major customer on this claim. For a further discussion of these issues refer to Note K to the consolidated financial statements on page 24 of the registrant's annual report for the fiscal year ended September 30, 1994 which is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Shareholders

         There were no matters submitted during the fourth quarter of the year ended September 30, 1994 to a vote of shareholders, through the solicitation of proxies or otherwise.

         Executive Officers of the Registrant



John A. Halbrook, age 49, is President and Chief Executive Officer. He was elected Chief Executive Officer on November 16, 1993 in addition to his position as President which he was elected to in November 1991. He also served as Chief Operating Officer from November 1991 until November 16, 1993. He had formerly been Senior Vice President in charge of Domestic Operations since January 1990. He was elected a Vice President in January 1989 and appointed Vice President in charge of Domestic Operations in July 1989.

Vern H. Cassens, age 62, is Senior Vice President and Treasurer and Chief Financial Officer and was elected to this position during 1988. Prior to this appointment he had been a Vice President since 1983 and Treasurer of the Company from 1968 to 1983.

Ronald E. Fulkrod, age 50, is a Vice President of the Company and Corporate Facilities Manager and Facilities Planner. He was elected to the Vice President position in January 1993. He has been employed by the Company in management positions for the last five years.

Peter A. Gomm, age 63, is a Vice President of the Company and
Asia/Pacific/Brazil General Manager. He was elected a Vice President in 1983 and was General Manager of the International Industrial Controls Division from January 1988 to January 1992.

Duane L. Miller, age 46, is a Vice President of the Company and General Manager of Industrial Controls. He was elected to the position of Vice President in January 1993 and has been employed by the Company in management positions for the last five years.

C. Phillip Turner, age 54, is a Vice President of the Company and Manager of Aircraft Controls. He was elected Vice President in 1988. He was Treasurer of the Company from 1983 to 1988, and Secretary of the Company from 1977 to 1991.

Garin M. VanDeMark, age 60, is a Vice President of the Company and was elected to this position in 1986.

Carol J. Manning, age 45, is Secretary of the Company. She was elected to this position in June 1991. She has been employed as Administrative Assistant to the Chairman of the Board for the last five years.

All of the executive officers were elected to their present positions at the January 12, 1994 Board of Directors' meeting to serve until the organizational meeting of the Board of Directors to be held on January 11, 1995 and until their respective successors shall have been elected and qualified.

Calvin C. Covert passed away on December 1, 1994. He had served as Chairman of the Board of Directors since 1976. He had held the position of Chief Executive Officer from 1976 until his retirement on November 16, 1993.

Part II

Item 5.  Market for the Registrant's Common Stock
             and Related Shareholder Matters

         Information with respect to number of shareholders is set forth in "Financial Highlights" which appears on Page 1 in the registrant's annual report for the fiscal year ended September 30, 1994 and is hereby incorporated by reference. Information with respect to common stock and dividends is set forth in the "Financial Summary and Analysis" on Page 14 of the registrant's annual report for the fiscal year ended September 30, 1994 and is hereby incorporated by reference.

Item 6.  Selected Financial Data

         Information with respect to this matter is set forth in the "Summary of Operations/Ten Year Record" on Page 27 of the registrant's annual report for the fiscal year ended September 30, 1994 and is hereby incorporated by reference.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth in the "Financial Summary and Analysis" on Pages 11 through 14 of the registrant's annual report for the fiscal year ended September 30, 1994 and is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         Information with respect to this matter is set forth in the registrant's annual report for the fiscal year ended September 30, 1994 (Financial Statements), as further set forth in the Index to Consolidated Financial Statements and Schedules (See
         Item 14) and is hereby incorporated by reference.

Item 9.  Changes in and Disagreements on Accounting and Financial
         Disclosure

         The accounting firm of Coopers & Lybrand L.L.P. has been engaged since 1940. There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure.

Part III

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to directors and executive officers, except for the information with respect to executive officers which appears in Part I of this report, is set forth under the caption "Election of Directors" on Pages 7 and 8 of the registrant's proxy statement dated December 1, 1994, which was filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year ended September 30, 1994, and is made a part hereof.

Item 11. Executive Compensation

         Information with respect to executive compensation is set forth under the caption "Executive Compensation" on Pages 9 through 12 of the registrant's proxy statement dated December 1, 1994, which is made a part hereof.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management

         Information with respect to security ownership of certain beneficial owners and management is set forth under the captions "Security Ownership of Principal Holders and Executive Officers" on Page 6 and "Election of Directors" on Pages 7 and 8 of the registrant's proxy statement dated December 1, 1994, which is made a part hereof.

Item 13. Certain Relationships and Related Transactions

         Information with respect to certain relationships and related transactions is set forth under the caption "Executive
         Compensation" on Page 10 of the registrant's proxy statement dated December 1, 1994, which is made a part hereof.

Part IV

Item 14.
                         Exhibits, Financial Statement
                       Schedules, and Reports on Form 8-K

(a)  Index to Consolidated Financial Statements and Schedules


                                               Reference
                            Form 10-K        Annual Report
                          Annual Report     to Shareholders

Data incorporated by reference to the
registrant's annual report to shareholders for the fiscal year ended September 30, 1994:

Statements of Consolidated Earnings (Loss)
for the years ended September 30, 1994,
1993 and 1992                             -          16

Consolidated Balance Sheets
at September 30, 1994 and 1993            -          17

Statements of Consolidated Shareholders'
Equity for the years ended September 30,
1994, 1993 and 1992                                  18

Statements of Consolidated
Cash Flows for the years ended
September 30, 1994, 1993 and 1992         -          19

Notes to Consolidated Financial Statements-         20-25

Report of Independent Accountants         -          26

Financial Statement Schedules:

Report of Independent Accountants         S-1        -
  II. Amounts Receivable from Related
      Parties and Underwriters, Promoters,
      and Employees Other Than Related
      Parties                              S-2        -

   V. Property, Plant and Equipment  S-3  -

  VI. Accumulated Depreciation, Depletion,
      and Amortization of Property, Plant
      and Equipment                        S-4        -

VIII.  Valuation and Qualifying Accounts   S-5  -

  IX.  Short-Term Borrowings          S-6  -

   X.  Supplementary Income Statement
       Information                          S-7        -

Item 14 (Con't)
                         Exhibits, Financial Statement
                 Schedules, and Reports on Form 8-K (continued)

 Financial statements and schedules other than those listed on the preceding page are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes therein.

 (b)There were no reports filed on form 8-K during the fourth quarter of the fiscal year ended September 30, 1994.

 (c)The following exhibits are filed as part of this report:

     (3) Articles of incorporation          Articles of incorporation are
         and by-laws                        set forth in the exhibits
                                            filed with Form 10-K for the
                                            fiscal year ended September
                                            30, 1977 and are hereby
                                            incorporated by reference.

                                            Two amendments to the
                                            Articles of
                                            incorporation effective
                                            January 14, 1981 are set
                                            forth in the exhibits filed
                                            with 10-K for the fiscal year
                                            ended September 30, 1981 and
                                            are hereby incorporated by
                                            reference.

                                            Two amendments to the
                                            Articles of incorporation
                                            effective January 11, 1984
                                            are set forth in exhibits
                                            filed with Form 10-K for the
                                            fiscal year ended September
                                            30, 1984 and are hereby
                                            incorporated by reference.

                                            One amendment to the Articles
                                            of incorporation effective
                                            January 13, 1988 is set forth
                                            in exhibits filed with Form
                                            10-K for the fiscal year
                                            ended September 30, 1988 and
                                            is hereby incorporated by
                                            reference.

                                            By-laws as amended through
                                            September 30, 1992 together
                                            with three amendments to the
                                            By-laws effective November
                                            16, 1993 are set forth in
                                            exhibits filed with Form 10-K
                                            for the fiscal year ended
                                            September 30, 1993 and are
                                            hereby incorporated by
                                            reference.

Item 14 (Con't)
                         Exhibits, Financial Statement
                 Schedules, and Reports on Form 8-K (continued)

     (3) Articles of incorporation          One amendment to the By-laws,
         and by-laws (continued)            effective June 22, 1994 is
                                            filed herewith.

     (4) Instruments defining the rights of Instruments with respect to
         security holders, including        long-term debt and the ESOP
         indentures                         debt guarantee are not being
                                            filed as they do not
                                            individually exceed 10
                                            percent of the registrant's
                                            assets.  The registrant
                                            agrees to furnish a copy of
                                            each such instrument to the
                                            Commission upon request.

  (13) Annual report to shareholders for    Except to the extent
       the fiscal year ended                specifically   incorporated
       September 30, 1994                   herein by reference, said
                                            report is furnished solely
                                            for the information of the
                                            Commission and is not deemed
                                            "filed" as part of this
                                            report.

  (21) Subsidiaries of the registrant       Information with respect to
                                            subsidiary operations is
                                            filed as an exhibit hereto.

                            SIGNATURES
This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the financial statements referenced herein have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and worker members of Woodward Governor Company. This has been done under the general supervision of Vern H. Cassens, Senior Vice President and Treasurer and Chief Financial Officer. The consolidated financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants, as indicated in their report in the annual report to shareholders for the fiscal year ended September 30, 1994.

This report contains much detailed information of which the various signatories cannot and do not have independent personal knowledge. The signatories believe, however, that the preparation and review processes summarized above are such as to afford reasonable assurance of compliance with applicable requirements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Woodward Governor Company
             (Registrant)
             Name

         /s/ John A. Halbrook                    Director, President and
         Chief John A. Halbrook                  Executive Officer

         /s/ Vern H. Cassens                     Director, Senior Vice
         Vern H. Cassens                         President and Treasurer
                                                 and Chief Financial and
                                                 Accounting Officer
             Date    94-12-20

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature                 Title            Date

         /s/ J. Grant Beadle       Director
         J. Grant Beadle

         /s/ Carl J. Dargene       Director         December 21, 1994
         Carl J. Dargene

         /s/ Lawrence E. Gloyd     Director         December 20, 1994
         Lawrence E. Gloyd

         /s/ Thomas W. Heenan      Director         December 22, 1994
         Thomas W. Heenan

         /s/ J. Peter Jeffery      Director         _________________
         J. Peter Jeffrey

         /s/ Mark Leum             Director         December 20, 1994
         Mark Leum

         /s/ Michael T. Yonker     Director         December 22, 1994
         Michael T. Yonker

REPORT OF INDEPENDENT ACCOUNTANTS





Shareholder and Worker Members
Woodward Governor Company


Our report on the consolidated financial statements of Woodward Governor Company and Subsidiaries has been incorporated by reference in this Form 10-K from Page 26 of the 1994 Annual Report to Shareholders and Worker Members of Woodward Governor Company and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on Page 8 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                    COOPERS & LYBRAND L.L.P.




Rockford, Illinois
November 11, 1994

                         WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                          UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                                OTHER THAN RELATED PARTIES
                                 (In thousands of dollars)
                     ------------------------------------------------
          Col. A         Col. B    Col. C         Col. D            Col. E
      ---------------  ---------- --------- ----------------- ---------------

                                                                   Balance at
                                                Deductions         End of Year
                                            ----------------- ---------------
Year
Ended                  Balance at                     Amounts
Septem    Name of      Beginning             Amounts  Written           Not
ber 30    Debtor        of Year   Additions Collected   Off   Current Current
- - - - - ----- ---------------  ---------- --------- --------- ------- ------- -------
1994: Roger Lusk    (A)      $31        $0        $8      $0      $8     $15
                       ---------- --------- --------- ------- ------- -------

1993: Roger Lusk    (A)     $103        $0       $72      $0      $8     $23
                       ---------- --------- --------- ------- ------- -------

1992: Roger Lusk    (A)     $118        $0       $15      $0     $78     $25
                       ---------- --------- --------- ------- ------- -------


NOTE:
  (A) The $118 is represented by a $64 unsecured 12% demand note issued in conjunction with a relocation; a $39 second mortgage with no interest, payable over a 5-year period in equal monthly installments of $.6 and a $15 equity loan on property owned. The $15 equity loan on property owned was paid during FY1992. The $64 unsecured 12% demand note plus $8 in payments on the $39 second mortgage were paid in FY1993.
       $8 in payments were made on the $39 second mortgage during FY1994.


                        WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  for the years ended September 30, 1994, 1993 and 1992
                                 (In thousands of dollars)

         Col. A              Col. B    Col. C    Col. D   Col. E    Col. F
 -----------------------   ---------- --------- -------- --------- ---------
                                                           Other
                           Balance at                    Changes -  Balance
                           Beginning  Additions Retire-     Add     at End
     CLASSIFICATION         of Year    at Cost   ments   (Deduct)   of Year
 -----------------------   ---------- --------- -------- --------- ---------
1994:
 Land                         $6,156       $22       $0      $470    $6,648
 Buildings and improvements  140,780       437   24,511     3,797   120,503
 Machinery and equipment     158,043    13,542 B 20,325     5,216   156,476
 Construction in progress      3,792     2,514        0    (3,831)    2,475
                           ---------- --------- -------- --------- ---------
                            $308,771   $16,515  $44,836 D  $5,652 E$286,102
                           ---------- --------- -------- --------- ---------

1993:
 Land                         $5,760        $0       $0      $396    $6,156
 Buildings and improvements  111,580       521      102    28,781   140,780
 Machinery and equipment     141,967    13,745 B  6,295     8,626   158,043
 Construction in progress     38,440     4,069        0   (38,717)    3,792
                           ---------- --------- -------- --------- ---------
                            $297,747   $18,335   $6,397     ($914)C$308,771
                           ---------- --------- -------- --------- ---------

1992:
 Land                         $5,353        $0       $5      $412    $5,760
 Buildings and improvements  106,810       341        2     4,431   111,580
 Machinery and equipment     120,671    18,536 B  1,549     4,309   141,967
 Construction in progress      8,585    33,807 A      0    (3,952)   38,440
                           ---------- --------- -------- --------- ---------
                            $241,419   $52,684   $1,556    $5,200 C$297,747
                           ---------- --------- -------- --------- ---------

NOTE:
 A - The increase in construction in progress during the year ended
     September 30, 1992 relates to cost incurred on the construction of additional plant facilities.

 B - The sustained increase in machinery and equipment is due to the Company's commitment to upgrade and replace present machinery and equipment.

 C - Principally represents foreign currency translations and transfers from construction-in-progress, mainly due to the construction of additional plant facilities.

 D - Retirements for the year ended September 30, 1994 include the writedown of property, plant and equipment to their appraised and estimated net realizable values due to a board-approved restructuring initiative.
     Information with respect to the restructuring is set forth in Note C to the consolidated financial statements on page 20 of the registrant's annual report for the fiscal year ended September 30, 1994 which is hereby incorporated by reference.

 E - Other changes include the additions to property, plant and equipment as a result of acquisitions. Also included in this category are the effects of foreign currency translations.



                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                 for the years ended September 30, 1994, 1993
                          (In thousands of dollars)
                    -----------------------------------
      Col. A          Col. B      Col. C      Col. D     Col. E    Col. F
    -----------     ---------- ------------ ----------- --------- ---------


                                Additions                 Other
                    Balance at  Charged to              changes -  Balance
                    Beginning   Costs and                  Add     at End
    DESCRIPTION      of Year   Expenses (B) Retirements (Deduct)   of Year

    -----------     ---------- ------------ ----------- --------- ---------
1994:
    Buildings and
       improvements   $60,951       $8,062     $11,782      $393   $57,624
    Machinery and
       equipment      103,804       18,052      17,431     1,142   105,567
                    ---------- ------------ ----------- --------- ---------
                     $164,755      $26,114     $29,213 C  $1,535 A$163,191
                    ---------- ------------ ----------- --------- ---------

1993:
    Buildings and
       improvements   $52,893       $7,806        $102      $354   $60,951
    Machinery and
       equipment       93,728       17,031       6,041      (914)  103,804
                    ---------- ------------ ----------- --------- ---------
                     $146,621      $24,837      $6,143     ($560)A$164,755
                    ---------- ------------ ----------- --------- ---------

1992:
    Buildings and
       improvements   $44,654       $6,978          $2    $1,263   $52,893
    Machinery and
       equipment       78,348       15,263       1,318     1,435    93,728
                    ---------- ------------ ----------- --------- ---------
                     $123,002      $22,241      $1,320    $2,698 A$146,621
                    ---------- ------------ ----------- --------- ---------



NOTE:
    A - Principally represents the effect of foreign currency translations

    B - Disclosure of the methods and rates used in computing depreciation is set forth in Note A to the consolidated financial statements on page 20 of the registrant's annual report for the fiscal year ended
        September 30, 1994 and is hereby incorporated by reference.

    C - Retirements for the year ended September 30, 1994, include the writedown of property, plant and equipment to their appraised and estimated net relizable values due to a board-approved restructuring initiative. Information with respect to the restructuring is set forth in Note C to the consolidated financial statements on page 20 of the registrant's annual report for the fiscal year ended September 30, 1994 which is hereby incorporated by reference.



                 WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
             SCHEDULE VIII- VALUATION AND QUALIFYING ACCOUNTS
          for the years ended September 30, 1994, 1993 and 1992
                        (In thousands of dollars)
                    -----------------------------------
   Col. A            Col. B           Col. C              Col. D     Col. E
  -----------       ---------- ----------------------- -------------- -------

                                      Additions
                               -----------------------


                    Balance at Charged to  Charged to                 Balance
                    Beginning  Costs and     Other                    at End
  DESCRIPTION        of Year    Expenses  Accounts (B) Deductions (A) of Year
  -----------       ---------- ---------- ------------ -------------- -------
1994:
  Allowance for
   Doubtful accounts   $1,989       $977         $218           $163  $3,021
                    ---------- ---------- ------------ -------------- -------

1993:
  Allowance for
   Doubtful accounts   $2,316       $455         $127           $909  $1,989
                    ---------- ---------- ------------ -------------- -------

1992:
  Allowance for
   Doubtful accounts   $2,291       $793          $27           $795  $2,316
                    ---------- ---------- ------------ -------------- -------


NOTE:

  (A) Represents accounts written off during the year with overseas currency translation adjustments increasing the deduction from reserves by $84 in 1993 and decreasing the deduction from reserves by $71 in 1994 and $84 in 1992.

  (B)  Recovery of accounts previously written off.

                         WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                            SCHEDULE IX - SHORT-TERM BORROWINGS
                    for the years ended September 30, 1994, 1993 and 1992
                                   (In thousands of dollars)
                               ----------------------------------
        Col. A         Col. B    Col. C      Col. D     Col. E       Col. F
 -------------------- -------- ----------- ---------- ----------- ------------
                                            Maximum
                                             Amount
                                Weighted   Outstanding  Average     Weighted
     Category of                 Average     at any     Amount       Average
      Aggregate       Balance   Interest   Month-End  Outstanding   Int Rate
      Short-term       at End    Rate at     During   During the   During the
   Borrowings  (A)    of Year  End of Year  the Year   Year  (B)   Year   (C)
 -------------------- -------- ----------- ---------- ----------- ------------
1994:
 Notes payable, banks $24,674        5.99%   $24,674     $13,327      5.30%
                      -------- ----------- ---------- ------------ -----------

1993:
 Notes payable, banks $18,123        5.14%   $18,123     $13,999      6.00%
                      -------- ----------- ---------- ----------- ------------

1992:
 Notes payable, banks $21,075        6.87%   $38,581     $26,924      6.68%
                      -------- ----------- ---------- ----------- ------------


NOTE:
 (A) Lines of credit are maintained at various banks for short-term borrowings and the total lines of credit amounted to $48,679, $44,959, and $52,498 at September 30, 1994, 1993, and 1992
      respectively. These lines, generally reviewed annually for renewal, are subject to mutually satisfactory terms and conditions. The balance at end of year in Column B above included line of credit usage of $24,674, $18,123 and $21,075 at September 30, 1994, 1993
      and 1992, respectively.

 (B) The average amount outstanding is based upon the daily borrowings outstanding.

 (C) The weighted average interest rate is determined based upon the daily borrowings outstanding and the effect of an interest rate swap agreement which the company has with a commercial institution.
      Additional information regarding the swap agreement is set forth in Note G to the consolidated financial statements on page 23 of the registrant's annual report for the fiscal year ended September 30, 1994 which is hereby incorporated by reference.



                     WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
              SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
               for the years ended September 30, 1994, 1993 and 1992
                            (In thousands of dollars)


            Col. A                              Col. B
   ------------------------         --------------------------------
                                             Amount charged to
             Item                            Costs and Expenses
   ------------------------         --------------------------------
                                      1994       1993        1992
                                    ---------  ---------  ----------
1. Maintenance and repairs            $7,434     $6,843      $8,487
                                    ---------  ---------  ----------



NOTE:
   Items 2, 3, 4, and 5 are omitted as the amounts did not exceed one percent of total sales and revenues as reported in the related statements of consolidated earnings.

   FY1992 has been restated to conform prior years' data to current presentation.