Form 10-Q
period 1994-12-31
WOODWARD GOVERNOR CO
filed 1995-02-14
CIK 108312

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q



{ X }           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarter ended December 31, 1994  Commission File #0-8408

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

                             Yes   X     No
As of January 31, 1995, 2,918,712 shares of common stock with a par value of
6.25 cents per share were outstanding.

                           WOODWARD GOVERNOR COMPANY
                                   FORM 10-Q
                    For the Quarter Ended December 31, 1994


                                     INDEX


Description                                                          Pages


Part I.  Financial Information

    Item 1.   Financial Statements

              Statements of Consolidated Earnings for the Three Months Ended December 31, 1994 and 1993

              Consolidated Balance Sheets as of
              December 31, 1994 and September 30, 1994

              Statements of Consolidated Cash Flows for the Three
              Months Ended December 31, 1994 and 1993

              Note to Consolidated Financial Statements

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Part II.  Other Information


Signatures

                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
             for the three months ended December 31, 1994 and 1993
                        (in thousands except per share)
                                  (Unaudited)
                                             1994                  1993
                                          ----------            ----------
Net billings for products and services      $90,429               $73,940
                                          ----------            ----------

Costs and expenses:

Cost of goods sold                           64,524                54,536

Sales, service and administrative
   expenses                                  15,402                12,757

   Restructuring expense         $2,359                    $0
   Interest expense                 858                   738
   Interest income                 (122)                 (182)
   Miscellaneous expense, net     1,947       5,042     1,203       1,759
                               ---------  ----------  --------  ----------

Total costs and expenses                     84,968                69,052
                                          ----------            ----------

Earnings before income taxes                  5,461                 4,888

Income taxes                                  2,239                 2,102
                                          ----------            ----------

Net earnings                                 $3,222                $2,786
                                          ----------            ----------

Net earnings per share                        $1.10                 $0.94
                                          ----------            ----------

Average shares outstanding                    2,923                 2,970
                                          ----------            ----------

Cash dividends per share                      $0.93                 $0.93
                                          ----------            ----------


See accompanying note to consolidated financial statements.



                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                             December       September
                                             31, 1994       30, 1994
                                           -------------  -------------
Assets                                      (Unaudited)
    Current assets:
       Cash and cash equivalents                 $8,709        $10,272
       Accounts receivable, less allowance
          for losses of $3,110 for December
          and $3,021 for September               69,848         69,778
       Inventories                               84,913         80,272
       Deferred income taxes                     20,957         20,957
                                           -------------  -------------
              Total current assets              184,427        181,279
                                           -------------  -------------
    Property, plant and equipment, at cost:
       Land                                       6,608          6,648
       Buildings and improvements               120,636        120,503
       Machinery and equipment                  160,206        156,476
       Construction in progress                   1,834          2,475
                                           -------------  -------------
                                                289,284        286,102
       Less allowance for depreciation          168,864        163,191
                                           -------------  -------------
    Property, plant and equipment - net         120,420        122,911
    Intangibles and other assets                  4,722          4,757
    Deferred income taxes                        14,366         14,371
                                           -------------  -------------
Total assets                                   $323,935       $323,318
                                           -------------  -------------

Liabilities and Shareholders' Equity
    Current liabilities:
       Short-term borrowings                    $15,732        $24,674
       Current portion of long-term debt          4,252          4,252
       Accounts payable and accrued expenses     47,513         37,972
       Taxes on income                              763            630
                                           -------------  -------------
          Total current liabilities              68,260         67,528
                                           -------------  -------------
    Long-term debt, less current portion         32,583         32,665
    Other liabilities                            29,279         29,279
    Commitments and contingencies                   -              -

    Shareholders' equity represented by:
       Preferred stock                              -              -
       Common stock                                 190            190
       Additional paid-in capital                13,892         13,891
       Unearned stock plan compensation         (19,648)       (19,777)
       Currency translation adjustment           14,833         15,210
       Retained earnings                        194,691        194,088
                                           -------------  -------------
                                                203,958        203,602
       Less treasury stock, at cost              10,145          9,756
                                           -------------  -------------
                                                193,813        193,846
                                           -------------  -------------
Total liabilities and shareholders' equity     $323,935       $323,318
                                           -------------  -------------
See accompanying note to consolidated financial statements.


                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
             For the three months ended December 31, 1994 and 1993
                           (in thousands of dollars)
                                  (Unaudited)
                                                       1994        1993
                                                    ----------- -----------
Cash flows from operating activities:
Net earnings (loss)                                     $3,222      $2,786
                                                    ----------- -----------

Adjustments to reconcile net earnings to
   net cash provided (used) by operating activities:
Depreciation                                             6,109       6,682
Deferred income taxes, noncurrent                            5          24
Stock plan compensation expense                            129         138
Changes in assets and liabilities:
   Accounts receivable                                    (239)      5,837
   Inventories                                          (4,712)         65
   Current liabilities, other than short-term
     borrowings and current portion of
     long-term debt                                      9,714      (7,511)
   Other, net                                               25        (701)
                                                    ----------- -----------
     Total adjustments                                  11,031       4,534
                                                    ----------- -----------

 Net cash provided by operating activities              14,253       7,320
                                                    ----------- -----------

 Cash flows from investing activities:
 Payments for purchase of property, plant
    and equipment                                       (3,717)     (4,935)
 Other                                                     (29)         25
                                                    ----------- -----------
 Net cash (used) in investing activities                (3,746)     (4,910)
                                                    ----------- -----------

 Cash flows from financing activities:
 Cash dividends paid                                    (2,720)     (2,760)
 Purchase of treasury stock                               (389)       (450)
 Payments of long-term debt                                (82)        (46)
 Short-term borrowings, by original maturity:
    More than three months - proceeds                        -           -
    More than three months - payments                        -           -
    Three months or less, net                           (9,046)     (5,900)
 Tax benefit applicable to ESOP dividend                   100         103
                                                    ----------- -----------
 Net cash (used) in financing activities               (12,137)     (9,053)
                                                    ----------- -----------

 Effect of exchange rate changes on cash                    67          26
                                                    ----------- -----------

 Net change in cash and cash equivalents                (1,563)     (6,617)

 Cash and cash equivalents, beginning of year           10,272      10,497
                                                    ----------- -----------

 Cash and cash equivalents, end of quarter              $8,709      $3,880
                                                    ----------- -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of amount capitalized)                $322        $435
Income taxes paid                                      $1,876      $2,560

See accompanying note to consolidated financial statements.


                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



The consolidated balance sheet as of December 31, 1994, and the statements of consolidated earnings and cash flows for the three month periods ended December 31, 1994 and 1993, have been prepared by the Company, without audit. The September 30, 1994 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of December 31, 1994, and the results of its operations for the three months ended December 31, 1994 and 1993, and cash flows for the three months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1994 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein.
The statements of consolidated earnings for the three month period ended December 31, 1994 is not necessarily indicative of the results to be expected for other interim periods or for the full year.

                                PART I - ITEM 2


                   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The first quarter of fiscal year 1995 has been a very active time for the company. Net billings for products and services delivered to customers increased $16,489,000 from $73,940,000 to $90,429,000, a 22% increase. Costs and expenses increased $15,916,000, or 23% from $69,052,000 in 1994 to $84,968,000 this year. Net earnings increased 16% from $2,786,000 in the first quarter of last year to $3,222,000 this year. Earnings per share are $1.10 for the first quarter this year compared to $0.94 last year.

First quarter results this year include almost $5,000,000 of additional sales from companies acquired last year as well as the operating costs and expenses of these companies. Over $7,000,000 of net billings were recognized in the first quarter of this year for reimbursement of non-recurring engineering charges. Costs and expenses include $2,800,000 for an early retirement program offered at domestic plants and severance costs related to the move of the Hydraulic Turbine Controls business unit.

As noted earlier, much has happened in the first quarter. The restructuring discussed in the annual report is proceeding as planned. The acquisitions from last year have been fully integrated within the company's operations.
On November 23, the company announced its intent to move the Hydraulic
Turbine Controls business unit from Stevens Point, Wisconsin, to the Colorado plants. When we initially announced our decision to close the Stevens Point plant, the Hydro operations were to remain in Stevens Point. After additional analysis and comparison of operating costs, the decision was made to relocate the business unit to utilize services and facilities already in
place in the Turbomachinery Controls business unit in Colorado.   The company
anticipates it will incur costs of approximately $2,500,000 throughout this year for the Hydro move. This expense includes relocating members and moving equipment relating to the Hydro business to Colorado. In the annual report, we mentioned a claim that had been initiated with a major customer. This dispute was resolved in the first quarter.

Shipments of the Aircraft Controls group were $44,065,000 in the first quarter of this year, compared to $31,924,000 last year. Shipments from the newly-acquired HSC Controls Inc. and the non-recurring engineering charges represented $10,000,000 of the increase. Without these items, aircraft control shipments increased over 6% from last year. Industrial Controls group shipments were up over 10% from last year, with total shipments of $46,364,000 compared to $42,016,000 last year. Half of this increase is due to the acquisitions in Germany. Domestic shipments of Industrial Controls are up over 2% from last year. Shipments from the overseas business units, other than the acquisitions, are up almost $1,500,000, or over 8% from last year.

Cash and cash equivalents decreased to $8,709,000 at December 31, 1994 from $10,272,000 at September 30, 1994. Inventories increased from $80,272,000 at September 30, 1994 to $84,913,000 at December 31, 1994. Property, plant and equipment-net has decreased due to depreciation being greater than the capital expenditures. Short-term borrowings have been reduced from $24,674,000 at September 30, 1994 to $14,764,000 at December 31, 1994.

Accounts payable and accrued expenses increased from $37,972,000 at September 30, 1994 to $47,513,000 due in part to accruals for the early retirement program and severance costs for the Hydro relocation. Currency translation adjustment decreased from September 30, 1994 as a result of fluctuations in exchange rates.

On a sad note, Cal Covert, Chairman of the Board, passed away on December 1, 1994. Cal had been part of this company since 1942 and Chairman since 1976. Under Cal's leadership, the company expanded both domestically and internationally. Cal was active in local, state and national issues and was the only Chairman that many members had known. At a special meeting on January 10, 1995, the Board of Directors elected John Halbrook to the position of Chairman of the Board.


The company's effective tax rate for the three months ended December 31, 1994
and 1993 was 41.0% and 43.0% respectively.   The effective tax benefit for
the fiscal year ended September 30, 1994 was 37.0%.

                          PART II - OTHER INFORMATION


Item 4(c)

At the January 11, 1995 annual meeting of the shareholders, the only item submitted to a vote was the re-election of three directors whose terms expired this year. The results of the voting were as follows:

                 Number of   Number of Shares    Number of
Director         Shares For  Against/Withheld    Abstentions
Vern Cassens      2,648,220       77,586            None
Carl J. Dargene   2,651,576       74,230            None
Thomas W. Heenan  2,650,377       75,429            None

In addition, broker non-votes totalled 128,034.

Item 6(b)

No Form 8-K was filed for the quarter ended December 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WOODWARD GOVERNOR COMPANY






 February 13, 1995                    /s/ John A. Halbrook
                                      John A. Halbrook, Chairman,
                                      Chief Executive Officer and President




 February 13, 1995                    /s/ Vern H. Cassens
                                      Vern H. Cassens, Senior Vice President,
                                      Treasurer, and Chief Financial Officer