Form 10-Q
period 1995-03-31
WOODWARD GOVERNOR CO
filed 1995-05-15
CIK 108312

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q



{ X }           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended March 31, 1995  Commission File #0-8408

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

                             Yes   X     No
As of April 30, 1995, 2,914,706 shares of common stock with a par value of 6.25 cents per share were outstanding.

                           WOODWARD GOVERNOR COMPANY
                                   FORM 10-Q
                     For the Quarter Ended March 31, 1995


                                     INDEX


Description


Part I.  Financial Information

    Item 1.   Financial Statements

              Statements of Consolidated Earnings for the Three Months Ended March 31, 1995 and 1994

              Statements of Consolidated Earnings for the Six
              Months Ended March 31, 1995 and 1994

              Consolidated Balance Sheets as of
              March 31, 1995 and September 30, 1994

              Statements of Consolidated Cash Flows for the Six
              Months Ended March 31, 1995 and 1994

              Note to Consolidated Financial Statements


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Part II.  Other Information


Signatures

               WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED EARNINGS
           for the three months ended March 31, 1995 and 1994
                 (in thousands except per share amounts)
                               (Unaudited)


                                             1995               1994
                                          ----------        ----------
Net billings for products and services      $89,798            $81,873
                                          ----------        ----------

Costs and expenses:
Cost of goods sold                           67,201             60,691
Sales, service and administrative
   expenses                                  15,573             13,433

   Restructuring expense         $1,201                     -
   Interest expense                 968                $1,378
   Interest income                  (84)                 (130)
   Miscellaneous expense, net       829       2,914       730    1,978
                               ---------  ----------  --------  ------

Total costs and expenses                     85,688             76,102
                                          ----------           -------

Earnings before income taxes                  4,110              5,771

Income taxes                                  1,685              2,481
                                          ----------           -------

Net earnings                                 $2,425             $3,290
                                          ----------           -------

Net earnings per share                        $ .84              $1.12
                                          ----------           -------

Average shares outstanding                    2,918              2,956
                                          ----------           -------

Cash dividends per share                      $0.93              $0.93
                                          ----------           -------


See accompanying note to consolidated financial statements.


               WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED EARNINGS
            for the six months ended March 31, 1995 and 1994
                 (in thousands except per share amounts)
                               (Unaudited)


                                             1995              1994
                                          ----------         ---------
Net billings for products and services     $180,228           $155,813
                                          ----------        ----------

Costs and expenses:
Cost of goods sold                          131,725            115,227
Sales, service and administrative
   expenses                                  30,975             26,190

   Restructuring expense         $4,737                     -
   Interest expense               1,826                $2,116
   Interest (income)               (206)                 (312)
   Miscellaneous expense, net     1,599       7,956     1,933    3,737
                               ---------  ---------- --------- -------

Total costs and expenses                    170,656            145,154
                                          ----------           -------

Earnings before income taxes                  9,572             10,659

Income taxes                                  3,924              4,583
                                          ----------         ---------

Net earnings                                 $5,648             $6,076
                                          ----------         ---------


Net earnings per share                        $1.94              $2.06
                                          ----------         ---------

Average shares outstanding                    2,918              2,956
                                          ----------         ---------

Cash dividends per share                      $1.86              $1.86
                                          ----------         ---------




See accompanying note to consolidated financial statements.


               WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        (in thousands of dollars)

                                                    March    September
                                                  31, 1995    30, 1994
                                                 ----------- ---------
                                                 (Unaudited)
Assets
      Current assets:
            Cash and cash equivalents                $9,574    $10,272
            Accounts receivable, less allowance
                     for losses of $3,209 for March
                     and $3,021 for September        65,480     69,778
            Inventories                              91,211     80,272
            Deferred income taxes                    20,957     20,957
                                                 ----------- ---------
                    Total current assets            187,222    181,279
                                                 ----------- ---------

      Property, plant and equipment, at cost:
            Land                                      6,627      6,648
            Buildings and improvements              121,039    120,503
            Machinery and equipment                 164,418    156,476
            Construction in progress                  1,758      2,475
                                                 ----------- ---------
                                                    293,842    286,102
            Less allowance for depreciation         174,502    163,191
                                                 ----------- ---------
      Property, plant and equipment - net           119,340    122,911
      Intangibles and other assets                    4,685      4,757
      Deferred income taxes                          14,358     14,371
                                                 ----------- ---------

Total assets                                       $325,605   $323,318
                                                 ----------- ---------

Liabilities and Shareholders' Equity
      Current liabilities:
            Short-term borrowings                   $11,402    $24,674
            Current portion of long-term debt         4,252      4,252
            Accounts payable and accrued expenses    51,082     37,972
            Taxes on income                           3,531        630
                                                 ----------- ---------
                    Total current liabilities        70,267     67,528
                                                 ----------- ---------
      Long-term debt, less current portion           32,533     32,665
      Other liabilities                              29,279     29,279
      Commitments and contingencies                       -          -

      Shareholders' equity represented by:
            Preferred stock                               -          -
            Common stock                                190        190
            Additional paid-in capital               13,892     13,891
            Unearned stock plan compensation        (19,555)  (19,777)
            Currency translation adjustment          15,983     15,210
            Retained earnings                       194,644    194,088
                                                 ----------- ---------
                                                    205,154    203,602
            Less treasury stock, at cost             11,628      9,756
                                                 ----------- ---------
                                                    193,526    193,846
                                                 ----------- ---------

Total liabilities and shareholders' equity         $325,605   $323,318
                                                 ----------- ---------

See accompanying note to consolidated financial statements.



               WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED CASH FLOWS
            For the six months ended March 31, 1995 and 1994
                        (in thousands of dollars)
                               (Unaudited)
                                                   1995      1994
                                                ----------- ----------
                                                            (restated)
Cash flows from operating activities:
Net earnings                                      $5,648       $6,076
                                                ----------- ----------

Adjustments to reconcile net earnings to
 net cash provided (used) by operating activities:
Depreciation                                      12,291       13,228
Deferred income taxes, noncurrent                     13           (5)
Stock plan compensation expense                      222          275
Changes in assets and liabilities:
  Accounts receivable                              4,722       10,248
  Inventories                                    (10,506)         500
  Current liabilities, other than short-term
     borrowings and current portion of
     long-term debt                               16,078       (3,613)
  Other, net                                         235       (2,065)
                                               ----------- -----------
   Total adjustments                              23,055       18,568
                                               ----------- -----------

Net cash provided by operating activities         28,703       24,644
                                               ----------- -----------

Cash flows from investing activities:
Payments for purchase of property, plant
  and equipment                                   (8,100)      (8,946)
Other                                               (340)         124
Acquisitions, net of cash                              -       (1,094)
                                              -----------  -----------
Net cash (used) in investing activities           (8,440)      (9,916)
                                              -----------  -----------

Cash flows from financing activities:
Cash dividends paid                               (5,434)      (5,517)
Purchase of treasury stock                        (1,872)      (3,310)
Payments of long-term debt                          (132)         (94)
Short-term borrowings, by original maturity:
  More than three months - proceeds                 -            -
  More than three months - payments                 -            -
  Three months or less, net                      (13,528)      (7,557)
Tax benefit applicable to ESOP dividend              196          206
                                              -----------  -----------
Net cash (used) in financing activities          (20,770)     (16,272)
                                              -----------  -----------

Effect of exchange rate changes on cash             (191)         277
                                              -----------  -----------

Net change in cash and cash equivalents             (698)      (1,267)

Cash and cash equivalents, beginning of year      10,272       10,497
                                              -----------  -----------

Cash and cash equivalents, end of quarter         $9,574       $9,230
                                              -----------  -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid (net of amount capitalized)        $1,837       $2,301
 Income taxes paid                                $3,168       $5,959

See accompanying note to consolidated financial statements.


                  WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of March 31, 1995, and the statements of consolidated earnings and cash flows for the three and six month periods ended March 31, 1995 and 1994, have been prepared by the Company without audit. The September 30, 1994 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of March 31, 1995, and the results of its operations for the three and six month periods ended March 31, 1995 and 1994, and cash flows for the six months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1994 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The statements of consolidated earnings for the three and six month periods ended March 31, 1995 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

                                PART I - ITEM 2

                  WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net billings for products and services delivered to customers continued to increase in the second quarter of fiscal year 1995 and totaled $89,798,000 compared to $81,873,000 in 1994, a 10% increase.
Costs and expenses increased 13% from last year's second quarter and total $85,688,000 compared to $76,102,000. Earnings before income taxes for the three months decreased from $5,771,000 last year to $4,110,000 this year. Second quarter net earnings were $2,425,000 for 1995 compared to $3,290,000 in 1994.

As a result of the 10% increase in second quarter shipments and the 22% increase in the first quarter, year-to-date shipments of $180,228,000 were up $24,415,000 or 16% from last year. Total costs and expenses for the six month period were $170,656,000, an increase of $25,502,000 or almost 18% from last year. Net earnings are down 7% from last year and total $5,648,000, compared to $6,076,000. Earnings per share through the second quarter decreased from $2.06 last year to $1.94 this year.

Ongoing Operations

Shipments from ongoing operations for the first six months of the fiscal year increased 5% from $152,594,000 in 1994 to $160,426,000 in
1995. Ongoing operations are all operations except those included in the Acquisitions and Divestiture and Unusual Items sections below. Shipments from ongoing operations in the Aircraft Controls Group were up over 1% from last year for the first six months, while Industrial Control shipments were up 8%. During the same period, expenses for ongoing operations increased from $139,640,000 to $147,771,000, a 6% increase. The weakened U.S. dollar had an impact on both of these areas as the overseas shipments and costs and expenses translated into more U.S. dollars. The higher shipment level also resulted in increased costs to produce our products. Worker membership at March 31, 1995 for ongoing operations totaled 3,036 compared to 3,240 at March 31, 1994.

Acquisitions and Divestiture

During fiscal year 1994, the company acquired three companies. Shipments from these companies were $5,766,000 in the second quarter of 1995, compared to $989,000 in 1994. Year-to-date shipments were $10,614,000 this year and $989,000 last year. Last year's acquisitions also added $11,738,000 of costs and expenses for the first six months of fiscal 1995 compared to $784,000 last year. As a result of reorganization and additional development costs, the acquisitions have not yet been profitable. Acquisitions also added 174 new members since last year.

In the 1994 annual report, we discussed the intent to divest ourselves of Bauer Aerospace. Shipments for Bauer were $1,588,000 in the first six months of 1995, compared to $2,230,000 last year. Costs and expenses were $2,064,000 for this year and $4,065,000 last year.
There were 45 members at Bauer on March 31, 1995 and 65 on March 31,
1994.

Unusual Items

Several items occurred during fiscal year 1995 which have greatly impacted the operating results for the first six months. As mentioned in the first quarter, over $7,000,000 of revenue was recognized for reimbursement of non-recurring engineering charges. Additional expenses were incurred relating to several items announced in the first quarter report - severance and relocation costs related to our decision to move the Hydro business unit to Colorado and integrate it into our Turbomachinery Controls business, and an early retirement program made available to domestic members. There were also costs related to the ongoing restructuring and consolidation of the Aircraft Controls Group. In total, these types of costs add up to almost $9,100,000 in the first six months of fiscal year 1995. Last year $665,000 was included in costs and expenses for the first six months due to unusual items.

Balance Sheet

Accounts receivable have decreased from $69,778,000 at September 30, 1994 to $65,480,000 at March 31, 1995 due to the higher level of shipments in the last two months of last fiscal year. Inventories have increased to $91,211,000 at March 31, 1995 from $80,272,000 at
September 30, 1994. This is due to an increase in sales volume and a higher level of past due shipments. Property, plant and equipment-net has decreased from September 30, 1994 due to capital expenditures being less than depreciation. Short term borrowings decreased from $24,674,000 at September 30, 1994 to $11,402,000. Accounts payable and accrued expenses have increased to $51,082,000 at March 31, 1995 from $37,972,000 at September 30, 1994 due in part to accruals for the early retirement program and costs related to the Hydro relocation.

The company's effective tax rate for the six months ended March 31, 1995 and 1994 was 41.0% and 43.0%, respectively. The effective tax benefit for the fiscal year ended September 30, 1994 was 37.0%.

                         PART II - OTHER INFORMATION



Item 6(b)

No Form 8-K was filed for the quarter ended March 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            WOODWARD GOVERNOR COMPANY






                                      /s/ John A. Halbrook
                                      John A. Halbrook, President
                                      and Chief Executive Officer




                                      /s/ Vern H. Cassens
                                      Vern H. Cassens, Senior Vice President,
                                      Treasurer, and Chief Financial Officer