Form 10-Q
period 1995-06-30
WOODWARD GOVERNOR CO
filed 1995-08-14
CIK 108312

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

{ X }            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 1995  Commission File #0-8408

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

Yes   X     No
As of July 31, 1995, 2,890,886 shares of common stock with a par value of 6.25 cents per share were outstanding.

                           WOODWARD GOVERNOR COMPANY
                                   FORM 10-Q
                    For the Quarter Ended June 30, 1995


                                     INDEX

Description

Part I.        Financial Information

     Item 1.   Financial Statements

                    Statements of Consolidated Earnings for the Three Months Ended June 30, 1995 and 1994

                    Statements of Consolidated Earnings for the Nine Months Ended June 30, 1995 and 1994

                    Consolidated Balance Sheets as of June 30, 1995 and September 30, 1994

                    Statements of Consolidated Cash Flows for the Nine Months Ended June 30, 1995 and 1994

                    Note to Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

Signatures

         WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED EARNINGS
      for the three months ended June 30, 1995 and 1994
           (in thousands except per share amounts)
                         (Unaudited)

                                                 1995             1994
Net billings for products and services        $90,808           $83,771

Costs and expenses:

Cost of goods sold                             66,704            62,292

Sales, service and administrative
  expenses                                     18,100            13,843

  Restructuring expense             $1,172                -
  Interest expense                     976                $846
  Interest (income)                   (166)               (283)
  Miscellaneous expense, net         1,297     3,279     1,077    1,640

Total costs and expenses                      88,083             77,775

Earnings before income taxes                   2,725              5,996

Income taxes                                   1,117              2,579

Net earnings                                  $1,608             $3,417

Net earnings per share                          $.55              $1.16

Average shares outstanding                     2,910              2,946

Cash dividends per share                        $.93               $.93


See accompanying note to consolidated financial statements.

         WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED EARNINGS
      for the nine months ended June 30, 1995 and 1994
           (in thousands except per share amounts)
                         (Unaudited)

                                                   1995              1994
Net billings for products and services            $271,036         $239,584

Costs and expenses:

Cost of goods sold                                 198,429          177,519

Sales, service and administrative
  expenses                                          49,075           40,033

  Restructuring expense                  $5,909                -
  Interest expense                        2,802             $2,962
  Interest (income)                        (372)              (595)
  Miscellaneous expense, net              2,896     11,235   3,010   5,377

Total costs and expenses                           258,739         222,929

Earnings before income taxes                        12,297          16,655

Income taxes                                         5,041           7,162

Net earnings                                        $7,256          $9,493

Net earnings per share                               $2.49           $3.22

Average shares outstanding                           2,910           2,946

Cash dividends per share                             $2.79           $2.79


See accompanying note to consolidated financial statements.

         WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars)
                                                       JUNE      SEPTEMBER
                                                     30, 1995     30, 1994
                                                    (Unaudited)
Assets
   Current assets:
       Cash and cash equivalents                        $7,583     $10,272
       Accounts receivable, less allowance
           for losses of $4,234 for June
           and $3,021 for September                     69,464      69,778
       Inventories                                      98,117      80,272
       Deferred income taxes                            20,957      20,957
              Total current assets                     196,121     181,279

   Property, plant and equipment, at cost:
       Land                                              7,357       6,648
       Buildings and improvements                      123,331     120,503
       Machinery and equipment                         170,234     156,476
       Construction in progress                          2,007       2,475
                                                       302,929     286,102
       Less allowance for depreciation                 183,842     163,191
   Property, plant and equipment - net                 119,087     122,911
   Intangibles and other assets                          4,205       4,757
   Deferred income taxes                                14,425      14,371

Total assets                                          $333,838    $323,318

Liabilities and Shareholders' Equity
   Current liabilities:
       Short-term borrowings                           $19,029     $24,674
       Current portion of long-term debt                 4,252       4,252
       Accounts payable and accrued expenses            51,387      37,972
       Taxes on income                                   1,069         630
            Total current liabilities                   75,737      67,528
   Long-term debt, less current portion                 32,431      32,665
   Other liabilities                                    29,279      29,279
   Commitments and contingencies                           -           -

   Shareholders' equity represented by:
       Preferred stock                                     -           -
       Common stock                                        190         190
       Additional paid-in capital                       13,974      13,891
       Unearned stock plan compensation                (19,444)    (19,777)
       Currency translation adjustment                  20,113      15,210
       Retained earnings                               193,508     194,088
                                                       208,341     203,602
       Less treasury stock, at cost                     11,950       9,756
                                                       196,391     193,846

Total liabilities and shareholders' equity            $333,838    $323,318

See accompanying note to consolidated financial statements.


         WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
            STATEMENTS OF CONSOLIDATED CASH FLOWS
      for the nine months ended June 30, 1995 and 1994
                  (in thousands of dollars)
                         (Unaudited)
                                                          1995     1994
Cash flows from operating activities:
Net earnings                                              $7,256   $9,493

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
Depreciation                                              18,884   20,602
Deferred income taxes, noncurrent                            (54)     -
Stock plan compensation expense                              333      412
Changes in assets and liabilities:
 Accounts receivable                                       2,384    9,019
 Inventories                                             (16,023)   2,899
 Current liabilities, other than short-term
    borrowings and current portion of
    long-term debt                                        13,713   (5,013)
Other, net                                                   691   (1,770)
      Total adjustments                                   19,928   26,149

Net cash provided by operating activities                 27,184   35,642

Cash flows from investing activities:
Payments for purchase of property, plant
    and equipment                                        (13,321) (13,219)
Other                                                        217      209
Acquisitions, net of cash                                    -     (8,014)
Net cash (used) in investing activities                  (13,104) (21,024)

Cash flows from financing activities:
Cash dividends paid                                       (8,128)  (8,234)
Purchase of treasury stock                                (2,194)  (3,349)
Payments of long-term debt                                  (200)    (172)
Short-term borrowings, by original maturity:
   More than three months - proceeds                         -        -
   More than three months - payments                         -        -
   Three months or less, net                              (6,098)  (1,374)
Tax benefit applicable to ESOP dividend                      292      309
Net cash (used) in financing activities                  (16,328) (12,820)

Effect of exchange rate changes on cash                     (441)    (844)

Net change in cash and cash equivalents                   (2,689)     954

Cash and cash equivalents, beginning of year              10,272   10,497

Cash and cash equivalents, end of quarter                 $7,583  $11,451

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid (net of amount capitalized)               $2,235   $2,518
  Income taxes paid                                       $6,797   $8,897

See accompanying note to consolidated financial statements.

         WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
          NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 1995, and the statements of consolidated earnings and cash flows for the three and nine month periods ended June 30, 1995 and 1994, have been prepared by the Company without audit. The September 30, 1994 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of June 30, 1995, and the results of its operations for the three and nine month periods ended June 30, 1995 and 1994, and cash flows for the nine months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1994 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The statements of consolidated earnings for the three and nine month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

                    PART I - ITEM 2
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net billings for products and services delivered to customers continued to increase in the third quarter of fiscal year 1995. These billings totaled $90,808,000 compared to $83,771,000 in 1994, an 8% increase. Costs and expenses for the same period were $88,083,000 in 1995 and $77,775,000 in 1994, a 13% increase. As a result, earnings before income taxes decreased from $5,996,000 in 1994 to $2,725,000 this year. Third quarter net earnings were $1,608,000 for 1995 and $3,417,000 in 1994.

Year-to-date net billings of $271,036,000 were up $31,452,000 or 13% from 1994. Nine month total costs and expenses were $258,739,000, a 16% increase from last year's total of $222,929,000. Net earnings totaled $7,256,000 compared to $9,493,000 for last year, down 24%. Earnings per share decreased from $3.22 last year to $2.49 this year.

ONGOING OPERATIONS
Shipments from ongoing operations for the first nine months
of the fiscal year increased almost 6% from $230,784,000
last year to $243,408,000 this year.   For the first nine
months, costs and expenses increased 6% from $211,363,000 to
$224,452,000.  Ongoing operations are all operations except
those included in the Acquisitions and Divestiture and
Unusual Items sections below.  Aircraft Controls shipments
from ongoing operations were down 3% from last year and
Industrial Controls shipments were up 12%. The weakened U.S.
dollar had an impact on both shipments and costs as the
overseas financial results translated into more U.S.
dollars. Ongoing price pressures, especially in the Aircraft Controls group, have had an adverse effect on sales volume, and the benefits from restructuring have not yet been reflected in costs and
expenses.   Worker membership at June 30, 1995 for ongoing
operations was 2854 compared to 3142 at June 30, 1994.

ACQUISITIONS AND DIVESTITURE
The three companies acquired in 1994 had shipments in the third quarter of $6,148,000 in 1995 compared to $4,951,000 in 1994. Year-to-date shipments were $16,762,000 this year and $5,940,000 last year. The shipment results have been good and we are encouraged by the future opportunities. Costs and expenses have been higher than anticipated and totaled $18,399,000 for the first nine months of fiscal year 1995, compared to $4,854,000 last year. The costs of some necessary reorganization and increased staffing requirements, as well as additional development costs, have resulted in the acquisitions not yet attaining profitability. We expect improvement in this situation.

Our attempt to divest ourselves of Bauer Aerospace continues. Shipments at Bauer were $3,266,000 for the first nine months of 1995 compared to $2,860,000 in 1994. Due to restructuring charges taken last year as well as cost savings measures, costs and expenses this year are $4,227,000 compared to $6,047,000 last year. As of June 30, 1995 there were 43 members at Bauer; last year there were 62.

UNUSUAL ITEMS
As was discussed in previous quarterly reports, several unusual items have occurred in 1995 and have had an effect on operating results. Over $7,000,000 of revenue was recognized in the first quarter for reimbursement of non-recurring engineering charges. Additional expenses were incurred relating to several items announced in the first quarter report: these included severance and relocation costs related to our decision to move the Hydro business unit to Colorado and integrate it into our Turbomachinery
Controls business, plus an early retirement program made available to domestic members. There were also some additional costs related to the ongoing restructuring and consolidation of the Aircraft Controls group. In the third quarter, an additional provision of $1,100,000 was made for an accounts receivable write-off. This provision was unusual in that it related to a customer we had dealt with for 25 years. The total of all these unusual costs is over $11,600,000 for the first nine months of fiscal 1995. Last year $665,000 for unusual items was included in costs and expenses through the nine months.

BALANCE SHEET
Cash and cash equivalents have decreased to $7,583,000 at June 30, 1995 from $10,272,000 at September 30, 1994.
Accounts receivable have decreased from $69,778,000 at September 30, 1994 to $69,464,000 at June 30, 1995.
Inventories have increased from $80,272,000 at September 30, 1994 to $98,117,000 at June 30, 1995. This is due to an
increase in sales volume and a higher level of past due shipments. Property, plant and equipment net has decreased to $119,087,000 at June 30, 1995 from $122,911,000 at
September 30, 1994, due to capital expenditures being less than depreciation. Short-term borrowings and long-term debt totalled $55,712,000 at June 30, 1995, down from $61,591,000 at September 30, 1994. Accounts payable and accrued expenses have increased to $51,387,000 at June 30, 1995 from $37,972,000 at September 30, 1994 due in part to accruals for trade payables,early retirement program and costs related to the Hydro relocation. Treasury stock has increased from $9,756,000 at September 30, 1994 to $11,950,000 due to the net purchase of 31,894 shares.

The company's effective tax rate for the nine months ended
June 30, 1995 and 1994 was 41.0% and 43.0%, respectively.
The effective tax rate for the fiscal year ended September 30, 1994 was 37.0%.

PART II - OTHER INFORMATION

Item 6(b)

No Form 8-K was filed for the quarter ended June 30, 1995.

                         SIGNATURES

Pursuant  to  the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    WOODWARD GOVERNOR COMPANY






August 14, 1995                      /s/ John A. Halbrook
                                     John A. Halbrook, President
                                     and Chief Executive Officer







August 14, 1995                      /s/ Vern H. Cassens
                                     Vern H. Cassens,Senior Vice President,
                                     Treasurer, and Chief Financial Officer