Form 10-K
period 1995-09-30
WOODWARD GOVERNOR CO
filed 1995-12-22
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
{ X }Annual report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (Fee Required)
For the fiscal year ended September 30, 1995 or { } Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (No Fee Required)
For the transition period from _____________ to ___________

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

As of November 30, 1995, 2,901,578 shares of common stock with a par value of $.0625 per share were outstanding. The aggregate market value on this date of the voting stock held by non-affiliates of the registrant was approximately $131,251,419 (such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust or the Woodward Governor Company Charitable Trust).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report for the fiscal year ended September 30, 1995, a copy of which is attached hereto, are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein.

Portions of the registrant's proxy statement dated December 4, 1995, are incorporated by reference into Part III hereof, to the extent indicated herein.

Part I

Item 1.	Business

	(a)General Description of Business

           Woodward Governor Company, established in 1870,designs and manufactures engine fuel delivery and engine control systems, subsystems and components. Products range from devices that are used on diesel engines, steam turbines, industrial and aircraft gas turbines and hydraulic turbines.

           Woodward sells directly to original equipment manufacturers, service providers and equipment users world wide.

           There have been no material changes in the mode of conducting the business during the last five years.

	(b)Industry Segments

           Information with respect to business segments is set forth in Note M to the consolidated financial statements on Page 29 of the registrant's annual report for the fiscal year ended September 30, 1995 and is hereby incorporated by reference.

	(c)(1) Narrative Description of Business

         (i) Information with respect to business segments is set forth in Note M to the consolidated financial statements on Page 29 of the registrant's annual report for the fiscal year ended September 30, 1995 and is hereby incorporated by reference.

        (ii) There has been no public information regarding a new product or line of business requiring the investment of a material amount of total assets.

       (iii) Most of the Company's products are machined from cast iron, cast aluminum and bar steel. In addition to the machined parts, there is an increasing number of purchased electrical components used. There are numerous sources of most of the raw materials and components used by the Company in its operations, and they are believed to be in adequate supply. Woodward products utilize software or purchased electromagnetic products as their core technology.

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

       (vii) One customer, General Electric Company, accounted for approximately 16% of consolidated sales during the fiscal year ended September 30, 1995. Nine other customers in total accounted for approximately 18% of consolidated sales in the fiscal year ended September
               30, 1995. Sales to these customers involve several autonomous divisions and agencies. Products are supplied on the basis of individual purchase orders and contracts. There are no other material relationships between the Company and such customers.

       (viii)  Unfilled orders at September 30, 1995 totalled
               $175,336,000 or 13% higher than the September 30, 1994 total of $155,006,000. Management believes that unfilled orders is not necessarily an indicator of future shipment levels. As customers demand shorter lead times and flexibility in delivery schedules, they have also revised their purchasing practices. As a result, orders may become firm only within thirty to sixty days of delivery. Consequently, the backlog of unfilled orders at the year-end cannot be relied upon as a valid indication of profitability in a subsequent year. Of the September 30, 1995 total, $152,599,000 currently is scheduled for fiscal year 1996 delivery.

         (ix) The Company does business with various U.S. government agencies, principally in the defense area, as both a prime contractor and a subcontractor. Substantially all contracts are firm fixed price and may require cost data to be submitted in connection with contract negotiations. The contracts are subject to government audit and review. It is anticipated that adjustments, if any, with respect to determination of reimbursable costs, will not have a material effect on the Company's financial condition. Substantially all of the Company's business, including both commercial and government contracts, is subject to cancellation by the customer. The military portion of all shipments has dropped from almost 10 percent of total company shipments last year to approximately 7 percent this year. Military shipments are principally made by the Company's Aircraft Controls business.

Item 1.	Business (Con't)

        (x) The Company competes with several other manufacturers, including divisions of large diversified and integrated manufacturers. The Company also competes with other divisions of its major customers. Although competition has increased worldwide, the Company believes it maintains a significant competitive position within its line of business. The Company has several competitors in all product applications. Published information pertinent to the Company's product line is not available in sufficient detail to permit an accurate assessment of its current relative competitive position.
               The principal methods of competition in the industry are price, product quality and customer service. In the opinion of management, the Company's prices are generally competitive and its product quality and customer service are favorable competitive factors.

        (xi) Information with respect to research and development is set forth in Note A to the consolidated financial statements on Page 24 of the registrant's annual report for the fiscal year ended September 30, 1995 and is hereby incorporated by reference. The
               Company's products, whether proposed by the Company or requested by a customer, are offered for sale as proprietary designs and products of the Company.
               Consequently, all activities associated with basic research, the development of new products and the refinement of existing products are Company-sponsored.

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

      (xiii) Information with respect to the number of persons employed by the Company is set forth in the "Summary of Operations/Ten Year Record" on Page 31 of the registrant's annual report for the fiscal year ended September 30, 1995 and is hereby incorporated by reference. As of November 30, 1995, 3094 members were employed by the Company.

Item 1.	Business (Con't)
	(d) Company Operations

            Information with respect to operations in the United States and other countries is set forth in Note M to the consolidated financial statements on Page 29 of the registrant's annual report for the fiscal year ended
            September 30, 1995 and is hereby incorporated by reference. Management is of the opinion there are no unusual risks attendant to the conduct of its operations in other countries.

Item 2.	Description of Property

        The registrant has plants located in six communities in the United States. Aircraft controls are manufactured in Rockford, Illinois, and Buffalo, New York while industrial controls are manufactured in Fort Collins and Loveland, Colorado. Test equipment is manufactured in Avon, Connecticut. The overhaul and repair of aircraft controls and sales of aircraft controls spare parts are done in the Rockton, Illinois facility. The registrant has nine facilities located overseas. Industrial controls are manufactured in Hoofddorp, The Netherlands; Reading, England; Aken, Germany; and Tomisato, Chiba, Japan. Aircraft controls are assembled in Reading as well. A European aircraft product service center for overhaul and repair of aircraft controls is located in Hoofddorp, The Netherlands. Service shops are maintained in Sydney, Australia; Kobe, Japan; Campinas, Sao Paulo, Brazil; Singapore, Republic of Singapore; and Ballabgarh, India.

        In 1995, the Stevens Point plant was closed except for a small portion of the plant currently being leased to a Woodward contractor who was established through Company assistance. The plant has been placed for sale with an international real estate broker. As yet, no offers have been received. The Company has also attempted to sell Bauer Aerospace in Avon, Connecticut during 1995. No acceptable offer has been made and the efforts to sell this business will continue. Further information is set forth in "Financial Summary and Analysis" on pages 13 and 14 of the registrant's annual report for the fiscal year ended September 30, 1995 and is hereby incorporated by reference.

        All other facilities were in excellent condition at the year-end and adequate production capacity is available to satisfy the Company's customers' needs throughout the coming year.

        Corporate offices are maintained at the plant in Rockford, Illinois. Plants located in Rockford and Rockton, Illinois; Fort Collins and Loveland, Colorado; Buffalo, New York; Hoofddorp, The Netherlands; and Chiba, Japan are owned by the Company. The facilities in Avon, Connecticut; Kobe, Japan; Campinas, Sao Paulo, Brazil; Reading, England; Sydney, Australia; Ballabgarh, India; Aken, Germany; and Singapore, Republic of Singapore are leased. Additional leased sales offices are maintained worldwide.

Item 3.	Legal Proceedings

        The Company is currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. For a further discussion of these issues refer to Note K to the consolidated financial statements on page 28 of the registrant's annual report for the fiscal year ended September 30, 1995 which is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Shareholders

        There were no matters submitted during the fourth quarter of the year ended September 30, 1995 to a vote of shareholders, through the solicitation of proxies or otherwise.

			Executive Officers of the Registrant



John A. Halbrook, age 50, is Chairman and Chief Executive Officer. On January 10, 1995 he was elected Chairman of the Board in addition to his duties as President and Chief Executive Officer. He was elected Chief Executive Officer on November 16, 1993 and served as President since November 1991. He also served as Chief Operating Officer from November 1991 until November 16, 1993. He had formerly been Senior Vice President in charge of Domestic Operations since January 1990.

Vern H. Cassens, age 63, is Senior Vice President and Treasurer and Chief Financial Officer and was elected to this position during 1988. Prior to this appointment he had been a Vice President since 1983 and Treasurer of the Company from 1968 to 1983.

Ronald E. Fulkrod, age 51, is a Vice President of the Company and Corporate Facilities Manager and Facilities Planner. He was elected to the Vice President position in January 1993. He has been employed by the Company in management positions for the last five years.

Peter A. Gomm, age 64, is a Vice President of the Company and
Asia/Pacific/Brazil General Manager. He was elected a Vice President in 1983 and was General Manager of the International Industrial Controls Division from January 1988 to January 1992.

Duane L. Miller, age 47, is a Vice President of the Company and General Manager of Industrial Controls. He was elected to the position of Vice President in January 1993 and has been employed by the Company in management positions for the last five years.

C. Phillip Turner, age 55, is a Vice President of the Company and Manager of Aircraft Controls. He was elected Vice President in 1988. He was Treasurer of the Company from 1983 to 1988, and Secretary of the Company from 1977 to 1991.

Carol J. Manning, age 46, is Secretary of the Company. She was elected to this position in June 1991. She also served as Administrative Assistant to the Chairman of the Board from 1984 to 1994.

All of the executive officers were elected to their present positions at the January 11, 1995 Board of Directors' meeting to serve until the organizational meeting of the Board of Directors to be held on January 10, 1996 and until their respective successors shall have been elected and qualified.

Part II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

        Information with respect to number of shareholders is set forth in "Financial Highlights" which appears on Page 1 in the registrant's annual report for the fiscal year ended September 30, 1995 and is hereby incorporated by reference. Information with respect to common stock and dividends is set forth in the "Financial Summary and Analysis" on Page 18 of the registrant's annual report for the fiscal year ended September 30, 1995 and is hereby incorporated by reference.

Item 6.	Selected Financial Data

        Information with respect to this matter is set forth in the "Summary of Operations/Ten Year Record" on Page 31 of the registrant's annual report for the fiscal year ended September 30, 1995 and is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth in the "Financial Summary and Analysis" on Pages 13 through 18 of the registrant's annual report for the fiscal year ended September 30, 1995 and is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

        Information with respect to this matter is set forth in the registrant's annual report for the fiscal year ended September 30, 1995 (Financial Statements), as further set forth in the Index to Consolidated Financial Statements and Schedules (See
        Item 14) and is hereby incorporated by reference.

Item 9. Changes in and Disagreements on Accounting and Financial
        Disclosure

        The accounting firm of Coopers & Lybrand L.L.P. has been engaged since 1940. There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure.

Part III

Item 10.Directors and Executive Officers of the Registrant

        Information with respect to directors and executive officers, except for the information with respect to executive officers which appears in Part I of this report, is set forth under the caption "Election of Directors" on Pages 7 and 8 of the registrant's proxy statement dated December 4, 1995, which was filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year ended September 30, 1995, and is made a part hereof.

Item 11.Executive Compensation

        Information with respect to executive compensation is set forth under the caption "Executive Compensation" on Pages 9 through 12 of the registrant's proxy statement dated December 4, 1995, which is made a part hereof.

Item 12.Security Ownership of Certain
        Beneficial Owners and Management

        Information with respect to security ownership of certain beneficial owners and management is set forth under the captions "Security Ownership of Principal Holders and Executive Officers" on Page 6 and "Election of Directors" on Pages 7 and 8 of the registrant's proxy statement dated December 4, 1995, which is made a part hereof.

Item 13.Certain Relationships and Related Transactions

        Information with respect to certain relationships and related transactions is set forth under the caption "Executive
        Compensation" on Page 10 of the registrant's proxy statement dated December 4, 1995, which is made a part hereof.

Part IV

Item 14.
Exhibits, Financial Statement
Schedule, and Reports on Form 8-K

(a)  Index to Consolidated Financial Statements and Schedule

                                                      Reference
                                              Form 10-K       Annual Report
                                            Annual Report    to Shareholders
                                                 Page              Page

Data incorporated by reference to the
registrant's annual report to shareholders for the fiscal year ended September 30, 1995:

Statements of Consolidated Earnings (Loss) for the years ended September 30, 1995, 1994 and 1993

Consolidated Balance Sheets
at September 30, 1995 and 1994

Statements of Consolidated Shareholders'
Equity for the years ended September 30, 1995, 1994 and 1993

Statements of Consolidated
Cash Flows for the years ended
September 30, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

Report of Independent Accountants

Financial Statement Schedule:

Report of Independent Accountants

II.	Valuation and Qualifying Accounts

Item 14 (Con't)
Exhibits, Financial Statement
Schedule, and Reports on Form 8-K (continued)

Financial statements and schedule other than those listed on the preceding page are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes therein.

(b)There were no reports filed on form 8-K during the fourth quarter of the fiscal year ended September 30, 1995.

(c)The following exhibits are filed as part of this report:

    (3)Articles of incorporation       Articles of incorporation are
       and by-laws                     set forth in the exhibits
                                       filed with Form 10-K for the
                                       fiscal year ended September
                                       30, 1977 and are hereby
                                       incorporated by reference.

                                       Two amendments to the Articles
                                       of incorporation effective
                                       January 14, 1981 are set forth
                                       in the exhibits filed with
                                       Form 10-K for the fiscal year
                                       ended September 30, 1981 and
                                       are hereby incorporated by
                                       reference.

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

Item 14 (Con't)
Exhibits, Financial Statement
Schedule, and Reports on Form 8-K (continued)

    (3)Articles of incorporation       One amendment to the by-laws
       and by-laws (continued)         effective June 22, 1994 is
                                       set forth in exhibits filed
                                       with Form 10-K for the fiscal
                                       year ended September 30, 1994
                                       and is hereby incorporated
                                       by reference.

                                       Three amendments to the by-
                                       laws effective January 11,
                                       1995, March 29, 1995 and June
                                       28, 1995 are filed herewith.

    (4)Instruments defining the        Instruments with respect to
       rights of security holders,     long-term debt and the ESOP
       including indentures            debt guarantee are not being
                                       filed as they do not
                                       individually exceed 10
                                       percent of the registrant's
                                       assets.  The registrant agrees
                                       to furnish a copy of each such
                                       instrument to the Commission
                                       upon request.


    (13)Annual report to shareholders  Except to the extent
        for the fiscal year ended      specifically incorporated
        September 30, 1995             herein by reference, said
                                       report is furnished solely
                                       for the information of the
                                       Commission and is not deemed
                                       "filed" as part of this
                                       report.

    (21)Subsidiaries of the registrant Information with respect to subsidiary operations is filed
                                       as an exhibit hereto.






SIGNATURES
This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the financial statements referenced herein have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and worker members of Woodward Governor Company. This has been done under the general supervision of Vern H. Cassens, Senior Vice President and Treasurer and Chief Financial Officer. The consolidated financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants, as indicated in their report in the annual report to shareholders for the fiscal year ended September 30, 1995.

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

       Woodward Governor Company
           (Registrant)
            Name

       /s/ John A. Halbrook                    Director, Chairman of
       John A. Halbrook                        the Board and Chief
                                               Executive Officer

       /s/ Vern H. Cassens                     Director, Senior Vice
       Vern H. Cassens                         President and Treasurer
                                               and Chief Financial and
       Date 12/21/95                           Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:
          Signature               Title                    Date

     /s/ J. Grant Beadle         Director
     J. Grant Beadle

     /s/ Carl J. Dargene         Director                12/19/95
     Carl J. Dargene

     /s/ Lawrence E. Gloyd       Director                12/19/95
     Lawrence E. Gloyd

     /s/ Thomas W. Heenan        Director                12/20/95
     Thomas W. Heenan

     /s/ J. Peter Jeffery        Director
     J. Peter Jeffrey

     /s/ Mark Leum               Director                12/21/95
     Mark Leum

     /s/ Michael T. Yonker       Director                12/20/95
     Michael T. Yonker

INDEPENDENT ACCOUNTANTS





Shareholder and Worker Members
Woodward Governor Company


Our report on the consolidated financial statements of Woodward Governor Company and Subsidiaries has been incorporated by reference in this Form
10-K from Page 30 of the 1995 Annual Report to Shareholders and Worker
Members of Woodward Governor Company and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 11 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.




Rockford, Illinois
November 13, 1995




WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS for the years ended September 30, 1995, 1994 and 1993
(In thousands of dollars)


    Col. A               Col. B          Col. C              Col. D   Col. E

                                        Additions
                       Balance at  Charged to Charged to               Balance
                       Beginning   Costs and     Other                  at End
DESCRIPTION             of Year    Expenses    Accounts(B) Deduction(A) of Year

1995:
  Allowance for
    Doubtful accounts    $3,021     $2,192        $32           $640     $4,605

1994:
  Allowance for
    Doubtful accounts    $1,989       $977       $218           $163     $3,021

1993:
  Allowance for
    Doubtful accounts    $2,316       $455       $127           $909     $1,989



NOTE:
  (A) Represents accounts written off during the year with overseas currency translation adjustments increasing the deduction from reserves by $84 in 1993 and decreasing the deduction from reserves by $80 in 1995 and $71 in 1994.

  (B)  Recovery of accounts previously written off.