Form 10-Q
period 1995-12-31
WOODWARD GOVERNOR CO
filed 1996-02-15
CIK 108312

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549


	FORM 10-Q



{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the quarter ended December 31, 1995  Commission File #0-8408

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

				Yes   X     No
As of January 31, 1996, 2,893,180 shares of common stock with a par value of
6.25 cents per share were outstanding.

	WOODWARD GOVERNOR COMPANY
	FORM 10-Q
	For the Quarter Ended December 31, 1995


	INDEX


Description


Part I.	Financial Information

	Item 1.	Financial Statements

			Statements of Consolidated Earnings for the Three Months Ended December 31, 1995 and 1994

			Consolidated Balance Sheets as of
			December 31, 1995 and September 30, 1995

			Statements of Consolidated Cash Flows for the Three Months Ended December 31, 1995 and 1994

			Notes to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations


Part II.  Other Information


Signatures

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE MONTHS ENDED DECEMBER 31,1995 AND 1994
(in thousands except per share amounts)
(Unaudited)
                                                 1995             1994
Net billings for products and services          $88,142          $90,429

Costs and expenses:

Cost of goods sold                               64,757           64,524

Sales, service and administrative
  expenses                                       15,025           15,402

  Restructuring expense                    $-            $2,359
  Interest expense                        929              $858
  Interest (income)                      (135)             (122)
  Miscellaneous expense, net              607     1,401   1,947    5,042

Total costs and expenses                         81,183           84,968

Earnings before income taxes                      6,959            5,461

Income taxes                                      2,784            2,239

Net earnings                                     $4,175           $3,222

Net earnings per share             		  $1.44            $1.10

Average shares outstanding         		  2,903            2,923

Cash dividends per share           		  $0.93            $0.93


See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

                                    		DECEMBER      SEPTEMBER
                                     		31,1995        30,1995
                                              (Unaudited)
Assets
   Current assets:
      Cash and cash equivalents               $12,146        $12,451
      Accounts receivable, less allowance
          for losses of $4,615 for December
          and $4,605 for September             69,497         81,880
      Inventories                              95,372         92,831
      Deferred income taxes                    21,853         21,853
                    Total current assets      198,868        209,015

   Property, plant and equipment, at cost:
      Land                                      6,638          6,674
      Buildings and improvements              122,113        121,870
      Machinery and equipment                 177,836        175,455
      Construction in progress                  1,344            985
                                              307,931        304,984
      Less allowance for depreciation         192,291        186,918
   Property, plant and equipment, net         115,640        118,066
   Intangibles and other assets                 4,297          4,741
   Deferred income taxes                       17,770         17,777

Total assets                                 $336,575       $349,599

Liabilities and Shareholders' Equity
    Current liabilities:
       Short-term borrowings                  $29,031        $30,297
       Current portion of long-term debt        4,867          4,867
       Accounts payable and accrued expenses   39,622         50,765
       Taxes on income                          4,565          6,722
           Total current liabilities           78,085         92,651
    Long-term debt, less current portion       27,728         27,796
    Other liabilities                          31,249         31,249
    Commitments and contingencies                   -              -

    Shareholders' equity represented by:
       Preferred stock                              -              -
       Common stock                               190            190
       Additional paid-in capital              13,198         13,560
       Unearned stock plan compensation       (17,291)       (17,333)
       Currency translation adjustment         16,315         16,802
       Retained earnings                      197,193        195,598
                                              209,605        208,817
       Less treasury stock, at cost            10,092         10,914
                                              199,513        197,903

Total liabilities and shareholder            $336,575       $349,599

See accompanying notes to consolidated financial statements.


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
(in thousands of dollars)
(Unaudited)
                                                         1995      1994
Cash flows from operating activities:
Net earnings (loss)                                     $4,175    $3,222

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
Depreciation                                             5,729     6,109
Deferred income taxes, noncurrent                            8         5
Stock plan compensation expense                             42       129
Changes in assets and liabilities:
  Accounts receivable                                   13,352      (239)
  Inventories                                           (2,785)   (4,712)
  Current liabilities, other than short-term
   borrowings and current portion of
   long-term debt                                      (10,289)    9,714
  Other, net                                              (845)       25
    Total adjustments                                    5,212    11,031

Net cash provided by operating activities                9,387    14,253

Cash flows from investing activities:
Payments for purchase of property, plant
  and equipment                                         (3,706)   (3,717)
Other                                                      290       (29)
Net cash (used) in investing activities                 (3,416)   (3,746)

Cash flows from financing activities:
Cash dividends paid                                     (2,673)   (2,720)
Proceeds from sale of treasury stock                       435         -
Purchase of treasury stock                                   -      (389)
Payments of long-term debt                                 (69)      (82)
Short-term borrowings proceeds (payments)               (1,258)   (9,046)
Tax benefit applicable to ESOP dividends                    92       100
Net cash (used) in financing activities                 (3,473)  (12,137)

Effect of exchange rate changes on cash                 (2,803)       67

Net change in cash and cash equivalents                   (305)   (1,563)

Cash and cash equivalents, beginning of year            12,451    10,272

Cash and cash equivalents, end of quarter              $12,146    $8,709

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of amount capitalized)                 $602      $322
Income taxes paid                                       $5,183    $1,876

See accompanying notes to consolidated financial statements.


	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The consolidated balance sheet as of December 31, 1995, and the statements of consolidated earnings and cash flows for the three month periods ended December 31, 1995 and 1994, have been prepared by the Company, without audit. The September 30, 1995 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of December 31, 1995, and the results of its operations for the three months ended December 31, 1995 and 1994, and cash flows for the three months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1995 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial
Statements therein.   The statement of consolidated earnings for the three
month period ended December 31, 1995 is not necessarily indicative of the results to be expected for other interim periods or for the full year.

Shareholder Rights Plan:

On January 17, 1996, the Company adopted a shareholder rights plan and has made a dividend distribution of one Preferred Share Purchase Right with respect to each outstanding share of common stock to all common shareholders of record on February 2, 1996. Separate Rights Certificates will not be distributed as the Rights will automatically trade with the common stock currently outstanding. Each Right would entitle the holder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $300. The Rights are not currently exercisable but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of common stock. The Rights expire on January 17, 2006.

Long-Term Incentive Compensation Plan:

At the annual meeting on January 10, 1996, a long-term compensation plan was approved. The Company has not yet determined what method of accounting it will adopt for the option plan.

	PART I - ITEM 2


	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net billings for products and services delivered to customers in the first quarter ending December 31, 1995, decreased slightly to $88,142,000 from $90,429,000 last year. Costs and expenses for the first quarter decreased over 4% from $84,968,000 in fiscal year 1995 to $81,183,000 this year. Net earnings increased almost $1,000,000 or 30% from $3,222,000 last year to $4,175,000. Earnings per share are $1.44 for the first quarter this year compared to $1.10 last year.

Ongoing Operations

When comparing ongoing operations (excluding Bauer Aerospace) for the two years, it is important to keep in mind certain unique items. Last year included over $7,000,000 in net billings for reimbursement of non-recurring engineering charges that were incurred in previous years. Without this, last year's shipments would have been over $81,000,000, 6% less than this year's total of almost $86,000,000. Included in costs and expenses for the first quarter last year were $2,800,000 for an early retirement program at domestic plants and costs related to the move of the Hydraulic Turbine Controls business unit. Without these items, costs and expenses last year would have been almost $81,000,000, compared to this year's costs and expenses from ongoing operations of almost $79,000,000. The effort to control costs and improve profitability is continuous and results are being reflected in the first quarter. Worker membership at December 31, 1995 for ongoing operations was 3,073 compared to 3,278 at December 31, 1994.

Shipments from the ongoing operations of the Aircraft Controls group were $35,096,000 for the first quarter of fiscal 1996. Last year's shipments were also just over $35,000,000 after excluding the non-recurring
engineering charges.    This reflects what we expected to see in the
aircraft market, a flat to slight growth scenario.

Industrial Controls' shipments were up almost 10% from last year, $50,865,000 this year compared to $46,364,000 last year. The trend of last year has continued into the first quarter of this year as shipments at the domestic locations are down slightly and overseas shipments are up substantially. While there is some positive impact on shipments due to foreign currency exchange rate fluctuations, the bulk of the increase is due to volume increases.

Balance Sheet

Cash and cash equivalents decreased to $12,146,000 at December 31, 1995 from $12,451,000 at September 30, 1995. Accounts receivable decreased from $81,880,000 at September 30, 1995 to $69,497,000 at December 31, 1995, due
to the high shipment level in the last two months of the fiscal year. Inventories increased from $92,831,000 at September 30, 1995 to $95,372,000 at December 31, 1995. Property, plant and equipment-net has decreased due to depreciation being greater than capital expenditures. Short-term borrowings have been reduced from $30,297,000 at September 30, 1995 to $29,031,000 at December 31, 1995.

Accounts payable and accrued expenses decreased from $50,765,000 at September 30, 1995 to $39,622,000 due in part to reductions in accounts payable, payments for accrued early retirement programs and member benefit accounts. Currency translation adjustment decreased from September 30, 1995 as a result of fluctuations in exchange rates.

The Company's effective tax rate for the three months ended December 31,
1995 and 1994 was 40.0% and 41.0% respectively.   The effective tax rate for
the fiscal year ended September 30, 1995 was 40.9%.

On January 17, 1996 the Company adopted a shareholder rights plan. No changes in shareholder equity have occurred.

At the annual meeting on January 10, 1996, a long-term incentive compensation plan was approved for certain managers and officers. The Company has not yet determined what method of accounting it will adopt for the option plan.

	PART II - OTHER INFORMATION


Item 4

At the January 10, 1996 annual meeting of the shareholders, two items were submitted to a vote. (1) was the re-election of three directors whose terms expired this year. The results of the voting were as follows:

                        Number of       Number of Shares        Number of
Director               Shares For      Against/Withheld        Abstentions

John A. Halbrook        2,615,973	              45,038	         None
Mark Leum               2,595,906               65,105          None
Michael T. Yonker       2,613,868               47,143          None

In addition, broker non-votes totaled 129,000.

(2) Long-Term Incentive Compensation Plan. The results of the voting on this item were as follows:

           For           Against     Abstain

        1,875,053        160,589     358,277

Item 6(b)

Form 8-K was electronically filed on January 19, 1996, with respect to Woodward Governor Company's press release dated January 17, 1996 announcing adoption of a shareholder rights plan.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	WOODWARD GOVERNOR COMPANY






February 14, 1995                         /s/ John A. Halbrook
                                          John A. Halbrook, Chairman,
                                          Chief Executive Officer and
                                          President




February 14, 1995                        /s/ Vern H. Cassens
                                         Vern H. Cassens, Senior Vice
                                         President, Treasurer, and Chief
                                         Financial Officer