Form 10-Q
period 1996-03-31
WOODWARD GOVERNOR CO
filed 1996-05-14
CIK 108312

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549


	FORM 10-Q


{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the quarter ended March 31, 1996  Commission File #0-8408

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

				Yes   X     No

As of April 30, 1996, 2,889,482 shares of common stock with a par value of 6.25 cents per share were outstanding.

WOODWARD GOVERNOR COMPANY
FORM 10-Q
For the Quarter Ended March 31, 1996


INDEX


Description


Part I.	Financial Information

	Item 1.	Financial Statements

      			Statements of Consolidated Earnings for the
			      Three Months Ended March 31, 1996 and 1995

			      Statements of Consolidated Earnings for the Six Months Ended March 31, 1996 and 1995

			      Consolidated Balance Sheets as of
			      March 31, 1996 and September 30, 1995

			      Statements of Consolidated Cash Flows for the Six Months Ended March 31, 1996 and 1995

			      Note to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial
			      Condition and Results of Operations


Part II.  Other Information


Signatures


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended March 31,1996 and 1995
(in thousands except per share amounts)
(Unaudited)
                                                1996          1995
Net billings for products and services       $106,785       $89,798

Costs and expenses:

Cost of goods sold                             80,343        67,201

 Sales, service and administrative expenses    16,419        15,573
   Restructuring expense                 -            $1,201
   Interest expense                     $879             968
   Interest (income)                    (206)            (84)
   Miscellaneous expense, net          1,767    2,440    829  2,914

Total costs and expenses                       99,202        85,688

Earnings before income taxes                    7,583         4,110

Income taxes                                    3,033         1,685

Net earnings                                   $4,550        $2,425

Net earnings per share                          $1.57         $0.84

Average shares outstanding                      2,889         2,918

Cash dividends per share                        $0.93         $0.93

See accompanying note to consolidated financial statements.



WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the six months ended March 31, 1996 and 1995
(in thousands except per share amounts)
(Unaudited)
                                                       1996          1995
Net billings for products and services               $194,927      $180,228

Costs and expenses:

Cost of goods sold                                    145,100       131,725

Sales, service and administrative expenses             31,444        30,975
   Restructuring expense                         -            $4,737
   Interest expense                             $1,808         1,826
   Interest (income)                              (341)         (206)
   Miscellaneous expense, net                    2,374  3,841  1,599  7,956

Total costs and expenses                              180,385       170,656

Earnings before income taxes                           14,542         9,572

Income taxes                                            5,817         3,924

Net earnings                                           $8,725        $5,648

Net earnings per share                                  $3.01         $1.94

Average shares outstanding                              2,889         2,918

Cash dividends per share                                $1.86         $1.86

See accompanying note to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
                                                        MARCH      SEPTEMBER
                                                      31, 1996     30, 1995
                                                     (Unaudited)
Assets
   Current assets:
      Cash and cash equivalents                        $13,754       $12,451
      Accounts receivable, less allowance
          for losses of $4,762 for March
          and $4,605 for September                      72,042        81,880
      Inventories                                       95,168        92,831
      Deferred income taxes                             21,853        21,853
          Total current assets                         202,817       209,015
   Property, plant and equipment, at cost:
      Land                                               6,436         6,674
      Buildings and improvements                       120,999       121,870
      Machinery and equipment                          180,206       175,455
      Construction in progress                           1,590           985
                                                       309,231       304,984
      Less allowance for depreciation                  194,267       186,918
   Property, plant and equipment - net                 114,964       118,066
   Intangibles and other assets                          5,379         4,741
   Deferred income taxes                                17,734        17,777

Total assets                                          $340,894      $349,599

Liabilities and Shareholders' Equity
   Current liabilities:
      Short-term borrowings                            $25,722       $30,297
      Current portion of long-term debt                  4,867         4,867
      Accounts payable and accrued expenses             46,953        50,765
      Taxes on income                                    5,701         6,722
         Total current liabilities                      83,243        92,651
   Long-term debt, less current portion                 27,658        27,796
   Other liabilities                                    31,249        31,249
   Commitments and contingencies                         -             -

   Shareholders' equity represented by:
      Preferred stock                                    -             -
      Common stock                                         190           190
      Additional paid-in capital                        13,178        13,560
      Unearned stock plan compensation                 (17,249)      (17,333)
      Currency translation adjustment                   15,035        16,802
      Retained earnings                                199,106       195,598
                                                       210,260       208,817
      Less treasury stock, at cost                      11,516        10,914
                                                       198,744       197,903

Total liabilities and shareholders' equity            $340,894      $349,599

See accompanying note to consolidated financial statements.



WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the six months ended March 31, 1996 AND 1995
(in thousands of dollars)
(Unaudited)

                                                        1996          1995
Cash flows from operating activities:
Net earnings                                          $8,725         $5,648

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
Depreciation and amortization                         11,496         12,291
Deferred income taxes, noncurrent                         42             13
Stock plan compensation expense                           83            222
Changes in assets and liabilities:
  Accounts receivable                                  9,321          4,722
  Inventories                                         (2,718)       (10,506)
  Current liabilities, other than short-term
    borrowings and current portion of
    long-term debt                                    (3,854)        16,078
  Other, net                                            (601)           235
     Total adjustments                                13,769         23,055

Net cash provided by operating activities             22,494         28,703

Cash flows from investing activities:
Payments for purchase of property, plant
  and equipment                                       (9,614)        (8,100)
Other                                                    573           (340)
Net cash (used) in investing activities               (9,041)        (8,440)

Cash flows from financing activities:
Cash dividends paid                                   (5,401)        (5,434)
Proceeds from sale of treasury stock                     436            -
Purchase of treasury stock                            (1,479)        (1,872)
Payments of long-term debt                              (138)          (132)
Short-term borrowings proceeds (payments)             (4,568)       (13,528)
Tax benefit applicable to ESOP dividend                  184            196
Net cash (used) in financing activities              (10,966)       (20,770)

Effect of exchange rate changes on cash               (1,184)          (191)

Net change in cash and cash equivalents                1,303           (698)

Cash and cash equivalents, beginning of year          12,451         10,272

Cash and cash equivalents, end of quarter            $13,754         $9,574

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid (net of amount capitalized)            $1,833         $1,837
 Income taxes paid                                    $6,652         $3,168

 See accompanying note to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1996, and the statements of consolidated earnings and cash flows for the three and six month periods ended March 31, 1996 and 1995, have been prepared by the Company without audit. The September 30, 1995 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of March 31, 1996, and the results of its operations for the three and six month periods ended March 31, 1996 and 1995, and cash flows for the six months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1995 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The statements of consolidated earnings for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

PART I - ITEM 2

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net billings for products and services delivered to customers during the second quarter ended March 31, 1996, increased almost 19% to $106,785,000 from $89,798,000 last year. Costs and expenses for the second quarter increased 16% from $85,688,000 in fiscal year 1995 to $99,202,000 this year. Net earnings for the quarter increased more than $2,100,000 or 88% from $2,425,000 last year to $4,550,000 this year. Earnings per share are $1.57 for the second quarter this year compared to $.84 last year.

Year-to-date shipments for fiscal 1996 of $194,927,000 were $14,699,000 or 8% more than shipments for the same period of 1995. Total costs and expenses for the six month period were $180,385,000, an increase of $9,729,000 or almost 6% from last year's total of $170,656,000. Net earnings were up over 54% from last year and total $8,725,000, compared to $5,648,000. Earnings per share increased from $1.94 in 1995 to $3.01 in 1996.

Ongoing Operations

When comparing the six month ongoing operations (excluding Bauer Aerospace) for both years, it is important to keep in mind certain unique items. Last year included over $7,000,000 in net billings for reimbursement of nonrecurring engineering charges that were incurred in previous years. Without this, last year's shipments would have been $171,040,000, 12% less than this year's total of $192,315,000. This increase is due principally to additional volume, as price increases are difficult to achieve in these competitive markets.

Included in costs and expenses for the first six months of fiscal 1995 were $9,100,000 for an early retirement program at domestic plants, costs related to the move of the Hydraulic Turbine Controls business unit and the ongoing restructuring and consolidation of the Aircraft Controls group. Without these items, costs and expenses for the first six months of 1996 have increased more than 11% to $177,305,000 from $159,500,000 in 1995. The increase in costs and expenses is also mainly due to additional volume as was the increase in shipments.

Shipments from the ongoing operations of the Aircraft Controls group have increased 14% to $81,701,000 for the first six months of fiscal 1996 compared to fiscal 1995 shipments of $71,804,000, excluding the nonrecurring engineering charges. The increase in shipments reflects the stabilization and a slightly higher level of demand in the commercial aircraft markets, particularly aftermarket spares and overhauls.

Industrial Controls shipments were up more than 11% from last year, $110,614,000 this year compared to $99,196,000 last year. Domestic shipments have increased slightly over last year while overseas shipments are up substantially. While there is some positive impact on shipments due to foreign currency exchange rate fluctuations, the bulk of the increase is due to additional volume.

Bauer Aerospace Status

As noted in previous reports, attempts continue to divest ourselves of Bauer Aerospace. Shipments for the first six months of fiscal 1996 were $2,612,000, compared to $1,588,000 last year. Costs and expenses were $3,080,000 for this year and $2,064,000 last year. There were 32 members at Bauer on March 31, 1996 compared to 45 on March 31, 1995.

Balance Sheet

Accounts receivable have decreased from $81,880,000 at September 30, 1995 to $72,042,000 at March 31, 1996 due to the higher level of shipments in the last two months of last fiscal year. Inventories have increased to $95,168,000 at March 31, 1996 from $92,831,000 at September 30, 1995. Property, plant and equipment-net has decreased from September 30, 1995 due to capital expenditures being less than depreciation. Short term borrowings decreased from $30,297,000 at September 30, 1995 to $25,722,000 at March 31, 1996. Accounts payable and accrued expenses have decreased to $46,953,000 at March 31, 1996 from $50,765,000 at September 30, 1995 due in part to accounts payable and payments for the accrued early retirement programs and member benefit accounts.

The company's effective tax rate for the six months ended March 31, 1996 and 1995 was 40.0% and 41.0%, respectively. The effective tax rate for the fiscal year ended September 30, 1995 was 40.9%.

Other

On January 17, 1996, the Company adopted a shareholder rights plan and a dividend distribution of one Preferred Share Right with respect to each outstanding share of common stock was made to all common shareholders of record on February 2, 1996. All shareholders received separate notice and information regarding this action. This step was taken to safeguard the value of the shareholder investment in the Company.

PART II - OTHER INFORMATION


Item 6(b)

Form 8-K was electronically filed on January 19, 1996, with respect to Woodward Governor Company's press release dated January 17, 1996 announcing adoption of a shareholder rights plan.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WOODWARD GOVERNOR COMPANY






May 14, 1996                        /s/ John A. Halbrook
                                    John A. Halbrook, President
                                    and Chief Executive Officer




May 14, 1996                       /s/ Vern H. Cassens
                                   Vern H. Cassens, Senior Vice President,
                                   Treasurer, and Chief Financial Officer