Form 10-Q
period 1996-06-30
WOODWARD GOVERNOR CO
filed 1996-08-15
CIK 108312

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549


	FORM 10-Q



{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the quarter ended June 30, 1996  Commission File #0-8408

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

				Yes   X     No
As of July 31, 1996, 2,886,854 shares of common stock with a par value of 6.25 cents per share were outstanding.

	WOODWARD GOVERNOR COMPANY
	FORM 10-Q
	For the Quarter Ended June 30, 1996


	INDEX


Description


Part I.	Financial Information

	Item 1.	Financial Statements

			Statements of Consolidated Earnings for the Three Months Ended June 30, 1996 and 1995

			Statements of Consolidated Earnings for the Nine Months Ended June 30, 1996 and 1995

			Consolidated Balance Sheets as of June 30, 1996
			and September 30, 1995

			Statements of Consolidated Cash Flows for the Nine Months Ended June 30, 1996 and 1995

			Note to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations


Part II.  Other Information


Signatures



WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended June 30, 1996 and 1995
(in thousands except per share amounts)
(Unaudited)
                                                   1996                 1995
Net billings for products and services           $106,034              $90,808

Costs and expenses:

Cost of goods sold                                 79,312               66,704

Sales, service and administrative
   expenses                                        16,534               18,100

Restructuring expense                     -                    $1,172
Interest expense                          $760                    976
Interest (income)                         (107)                  (166)
Miscellaneous expense, net               1,259      1,912       1,297    3,279

Total costs and expenses                           97,758               88,083

Earnings before income taxes                        8,276                2,725

Income taxes                                        3,311                1,117

Net earnings                                       $4,965               $1,608

Net earnings per share                              $1.72                $0.55

Average shares outstanding                          2,895                2,910

Cash dividends per share                            $0.93                $0.93


See accompanying note to consolidated financial statements.


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the nine months ended June 30,1996 and 1995
(in thousands except per share amounts)
(Unaudited)
                                                     1996                1995
Net billings for products and services             $300,961            $271,036

Costs and expenses:

Cost of goods sold                                  224,412             198,429

Sales, service and administrative
   expenses                                          47,978              49,075

Restructuring expense                          -                 $5,909
Interest expense                             $2,568               2,802
Interest (income)                              (448)               (372)
Miscellaneous expense, net                    3,633   5,753       2,896  11,235

Total costs and expenses                            278,143             258,739

Earnings before income taxes                         22,818              12,297

Income taxes                                          9,128               5,041

Net earnings                                        $13,690              $7,256

Net earnings per share                                $4.73               $2.49

Average shares outstanding                            2,889               2,910

Cash dividends per share                              $2.79               $2.79




See accompanying note to consolidated financial statements.


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
                                                  JUNE            SEPTEMBER
                                                 30,1996           30,1995
                                                (Unaudited)
Assets
   Current assets:
      Cash and cash equivalents                     $5,955          $12,451
      Accounts receivable, less allowance
          for losses of $2,995 for June
          and $4,605 for September                  76,779           81,880
      Inventories                                   96,169           92,831
      Deferred income taxes                         21,853           21,853
           Total current assets                    200,756          209,015

   Property, plant and equipment, at cost:
      Land                                           6,253            6,674
      Buildings and improvements                   122,140          121,870
      Machinery and equipment                      183,372          175,455
      Construction in progress                         613              985
                                                   312,378          304,984
      Less allowance for depreciation              198,695          186,918
   Property, plant and equipment - net             113,683          118,066
   Intangibles and other assets                      8,678            4,741
   Deferred income taxes                            17,702           17,777

Total assets                                      $340,819         $349,599

Liabilities and Shareholders' Equity
    Current liabilities:
        Short-term borrowings                      $16,580          $30,297
        Current portion of long-term debt            4,867            4,867
        Accounts payable and accrued expenses       57,586           50,765
        Taxes on income                              3,309            6,722
            Total current liabilities               82,342           92,651
    Long-term debt, less current portion            27,588           27,796
    Other liabilities                               31,249           31,249
    Commitments and contingencies                     -                -

    Shareholders' equity represented by:
       Preferred stock                                -                -
       Common stock                                    190             190
       Additional paid-in capital                   13,168          13,560
       Unearned stock plan compensation            (17,207)        (17,333)
       Currency translation adjustment              13,729          16,802
       Retained earnings                           201,494         195,598
                                                   211,374         208,817
       Less treasury stock, at cost                 11,734          10,914
                                                   199,640         197,903

Total liabilities and shareholders' equity        $340,819        $349,599

See accompanying note to consolidated financial statements.




WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
for the nine months ended June 30, 1996 and 1995
(in thousands of dollars)
(Unaudited)

                                                      1996            1995
Cash flows from operating activities:
Net earnings                                        $13,690          $7,256

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
Depreciation and amortization                        18,157          18,884
Deferred income taxes, noncurrent                        76             (54)
Stock plan compensation expense                         126             333
Changes in assets and liabilities:
  Accounts receivable                                 3,746           2,384
  Inventories                                        (4,399)        (16,023)
  Current liabilities, other than short-term
   borrowings and current portion of
   long-term debt                                     5,056          13,713
  Other, net                                         (4,020)            691
   Total adjustments                                 18,742          19,928

Net cash provided by operating activities            32,432          27,184

Cash flows from investing activities:
Payments for purchase of property, plant
  and equipment                                     (16,023)        (13,321)
Other                                                 1,007             217
Net cash (used) in investing activities             (15,016)        (13,104)

Cash flows from financing activities:
Cash dividends paid                                  (8,073)         (8,128)
Proceeds from sale of treasury stock                    436             -
Purchase of treasury stock                           (1,731)         (2,194)
Payments of long-term debt                             (209)           (200)
Short-term borrowings proceeds (payments)           (13,439)         (6,098)
Tax benefit applicable to ESOP dividend                 276             292
Net cash (used) in financing activities             (22,740)        (16,328)

Effect of exchange rate changes on cash              (1,172)           (441)

Net change in cash and cash equivalents              (6,496)         (2,689)

Cash and cash equivalents, beginning of year         12,451          10,272

Cash and cash equivalents, end of quarter            $5,955          $7,583

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                     $2,587          $2,235
   Income taxes paid                                $11,562          $6,797

See accompanying note to consolidated financial statements.

	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of June 30, 1996, and the statements of consolidated earnings and cash flows for the three and nine month periods ended June 30, 1996 and 1995, have been prepared by the Company without audit. The September 30, 1995 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of June 30, 1996, and the results of its operations for the three and nine month periods ended June 30, 1996 and 1995, and cash flows for the nine months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1995 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The statements of consolidated earnings for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

	PART I - ITEM 2

	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the third quarter of fiscal year 1996 were good, and continued the improvement trend we have seen throughout this year. Net billings for products and services delivered to customers in the third quarter ending June 30, 1996, increased almost 17% from the prior year and totaled $106,034,000, compared to $90,808,000 last year. During that same period, costs and expenses increased 11% from $88,083,000 last year to $97,758,000 this year. Earnings before income taxes increased substantially from $2,725,000 to $8,276,000. Net earnings were $4,965,000 or $1.72 per share for the quarter, compared to $1,608,000 or $.55 per share last year.

Year-to-date results are also encouraging. Net billings through the third quarter were $300,961,000 or 11% ahead of last year's $271,036,000. During the same time period, expenses were up less than 8% from $258,739,000 last year to $278,143,000 this year. As a result, earnings before income taxes were up over 85% and totaled $22,818,000 this year. Net earnings were $13,690,000 or $4.73 per share, compared to $7,256,000 or $2.49 per share last year.

ONGOING OPERATIONS
Shipments from ongoing operations (excluding Bauer Aerospace) for the nine month period ending June 30, increased 11% to $297,253,000 from $267,770,000. As noted in prior reports to shareholders, last year included over $7,000,000 in nonrecurring engineering charges incurred in previous years. Taking this into account, shipments are up 14% from last year.

In looking at the change in costs and expenses, it is also important to remember that last year included over $11,600,000 for an early retirement program at domestic plants, costs related to the move of the Hydraulic Turbine Controls business unit, a large provision for an accounts receivable write-off, and the ongoing restructuring and consolidation of the Aircraft Controls group. Without these items, costs and expenses have increased almost 13% from approximately $243,400,000 last year to $274,000,000 this year. The increase was due principally to the additional shipment volume.

Shipments from on-going operations of the Aircraft Controls group have increased 21% to $129,488,000 for the first nine months of fiscal 1996, compared to $106,987,000 last year, excluding the nonrecurring engineering charges. The increase reflects improved demand for our products in the commercial aircraft markets, particularly in aftermarket spares and overhauls.

Industrial Controls shipments were up over 9% from last year and totaled $167,765,000, compared to $153,782,000. The trend of domestic shipments being up slightly and overseas up substantially continued during the third quarter.

ACQUISITION AND DIVESTITURE
In late June we completed the acquisition of Deltec Fuel Systems Holding B.V., located in Rotterdam, The Netherlands. Deltec supplies fuel systems and fuel system components for heavy-duty gas engines and has acquired considerable know-how in gas flow and combustion, microelectronics, software, and precision mechanical technology. Deltec will add 30 people and fits well into the Engine Controls organization.

Subsequent to the end of the third quarter, negotiations were completed to sell Bauer Aerospace. Efforts to sell Bauer have been ongoing since the intent to divest was announced in September 1994. The sale will not have a significant effect on year end results and will allow us to focus our resources on our core businesses.

BALANCE SHEET
Cash and cash equivalents decreased to $5,955,000 at June 30, 1996 from $12,451,000 at September 30, 1995. Accounts receivable decreased from $81,880,000 at September 30, 1995 to $76,779,000 at June 30, 1996.
Inventories increased from $92,831,000 at September 30, 1995 to $96,169,000 at June 30, 1996 due to the increased sales volume and a higher level of past due shipments. Property, plant and equipment - net decreased to $113,683,000 at June 30, 1996 from $118,066,000 at
September 30, 1995, due to capital expenditures being less than depreciation. Intangibles and other assets increased from $4,741,000 at September 30, 1995 to $8,678,000 at June 30, 1996 due to the impact of the Deltec acquisition. During this same period, short-term borrowings were reduced from $30,297,000 at September 30, 1995 to $16,580,000 at June 30, 1996, Accounts payable and accrued expenses increased to $57,586,000 at June 30, 1996 from $50,765,000 at September 30, 1995 due in part to accounts payable and accruals for early retirement programs and member benefits.

The company's effective tax rate for the nine months ended June 30, 1996 and 1995 was 40.0% and 41.0%, respectively. The effective tax rate for the fiscal year ended September 30, 1995 was 40.9%.

PART II - OTHER INFORMATION


Item 6(b)

No Form 8-K was filed for the quarter ended June 30, 1996.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	WOODWARD GOVERNOR COMPANY






August 14, 1996                      /s/ John A. Halbrook
                                     John A. Halbrook, President
                                     and Chief Executive Officer




August 14, 1996                     /s/ Vern H. Cassens
                                    Vern H. Cassens, Senior Vice President,
                                    Treasurer, and Chief Financial Officer