Form 10-K
period 1996-09-30
WOODWARD GOVERNOR CO
filed 1996-12-23
CIK 108312

	UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-K

(Mark One)
{ X }Annual report pursuant to Section 13 or 15(d) of the Securities
	Exchange Act of 1934
For the fiscal year ended September 30, 1996 or { } Transition report pursuant to Section 13 or 15(d) of the Securities
	Exchange Act of 1934
For the transition period from _____________ to ___________

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

As of November 30, 1996, 2,887,095 shares of common stock with a par value of $.0625 per share were outstanding. The aggregate market value on this date of the voting stock held by non-affiliates of the registrant was approximately $237,180,384 (such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust or the Woodward Governor Company Charitable Trust).

	DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report for the fiscal year ended September 30, 1996, a copy of which is attached hereto, are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein.

Portions of the registrant's proxy statement dated December 3, 1996, are incorporated by reference into Part III hereof, to the extent indicated herein.

Part I

Item 1.	Business

	(a) General Description of Business

	    Woodward Governor Company, established in 1870,designs and manufactures engine fuel delivery and engine control systems, subsystems and components. Products include devices that are used on diesel engines, steam turbines, industrial and aircraft gas turbines and hydraulic turbines.

     Woodward sells directly to original equipment manufacturers, service providers and equipment users world wide.

     There have been no material changes in the mode of conducting the business during the last five years.

	(b) Industry Segments

     Information with respect to business segments is set forth in Note N to the consolidated financial statements on Page 29 of the registrant's annual report for the fiscal year ended September 30, 1996 and is hereby incorporated by reference.

	(c)(1) Narrative Description of Business

   (i)  Information with respect to business segments is set forth
	       in Note N to the consolidated financial statements on Page 29 of the registrant's annual report for the fiscal year ended September 30, 1996 and is hereby incorporated by reference.

   (ii) There has been no public information regarding a new
	       product or line of business requiring the investment of a material amount of total assets.

	  (iii)Most of the Company's products are machined from cast iron, cast aluminum and bar steel. Many of the Company's
	       machined products are produced by contractors.   In
	       addition to the machined parts, there is an increasing number of purchased electrical components used. There are numerous sources of most of the raw materials and components used by the Company in its operations, and they are believed to be in adequate supply. Woodward products utilize software or purchased electromagnetic products as their core technology.

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

   (vii)One customer, General Electric Company, accounted for
	       approximately 17% of consolidated sales during the fiscal year ended September 30, 1996. Seven other customers in total accounted for approximately 18% of consolidated sales in the fiscal year ended September 30, 1996. Sales to these customers involve several autonomous divisions and agencies. Products are supplied on the basis of individual purchase orders and contracts. There are no other material relationships between the Company and such customers.

  (viii)Unfilled orders at September 30, 1996 totalled $218,020,000
	        or 24% higher than the September 30, 1995 total of $175,336,000. Management believes that unfilled orders is not necessarily an indicator of future shipment levels. As customers demand shorter lead times and flexibility in delivery schedules, they have also revised their purchasing practices. As a result, orders may become firm only within thirty to sixty days of delivery. Consequently, the backlog of unfilled orders at the year-end cannot be relied upon as a valid indication of profitability in a subsequent year. Of the September 30, 1996 total, $172,017,000 currently is scheduled for fiscal year 1997 delivery.

   (ix) 	The Company does business with various U.S. government
	        agencies, principally in the defense area, as both a prime contractor and a subcontractor. Substantially all contracts are firm fixed price and may require cost data to be submitted in connection with contract negotiations. The contracts are subject to government audit and review. It is anticipated that adjustments, if any, with respect to determination of reimbursable costs, will not have a material effect on the Company's financial condition. Substantially all of the Company's business, including both commercial and government contracts, is subject to cancellation by the customer. The military portion of all shipments has increased from approximately 7 percent of total company shipments last year to 10 percent this year. Military shipments are principally made by the Company's Aircraft Controls business.

    (x) 	The Company competes with several other manufacturers,
	        including divisions of large diversified and integrated manufacturers. The Company also competes with other divisions of its major customers. Although competition has increased worldwide, the Company believes it maintains a significant competitive position within its line of business. The Company has several competitors in all product applications. Published information pertinent to the Company's product line and its competitors is not available in sufficient detail to permit an accurate assessment of its current relative competitive position. The principal methods of competition in the industry are price, product quality and customer service. In the opinion of management, the Company's prices are generally competitive and its product quality and customer service are favorable competitive factors.

   (xi) 	Information with respect to research and development is set
	        forth in Note A to the consolidated financial statements on Page 24 of the registrant's annual report for the fiscal year ended September 30, 1996 and is hereby incorporated by reference. The Company's products, whether proposed by the Company or requested by a customer, are offered for sale as proprietary designs and products of the Company. Consequently, all activities associated with basic research, the development of new products and the refinement of existing products are Company-sponsored.

    (xii)Compliance with provisions regulating the discharge of
	        materials into the environment has caused and will continue to require capital expenditures. The Company is involved in certain environmental matters, in several of which it has been designated a "de minimis potentially responsible party" with respect to the cost of investigation and cleanup of third-party sites. The Company's current accrual for these matters is based on costs incurred to date that have been allocated to the Company and its estimate of the most likely future investigation and cleanup costs. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon the Company for damages which may be awarded.

		       It is the opinion of management, after consultation with
	        legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the financial condition of the Company, although such matters could have a material effect on quarterly or annual operating results and cash flows when (or if) resolved in a future period.

   (xiii)Information with respect to the number of persons employed
	        by the Company is set forth in the "Summary of Operations/Ten Year Record" on Page 31 of the registrant's annual report for the fiscal year ended September 30, 1996 and is hereby incorporated by reference. As of November 30, 1996, 3228 members were employed by the Company.

	    (d) Company Operations

       		Information with respect to operations in the United States and other countries is set forth in Note N to the consolidated financial statements on Page 29 of the registrant's annual report for the fiscal year ended September 30, 1996 and is hereby incorporated by reference. Management is of the opinion there are no unusual risks attendant to the conduct of its operations in other countries.

Item 2.	Description of Property

	       The registrant has plants located in five communities in the United States. Aircraft controls and related aircraft components are manufactured in Rockford, Illinois, and Buffalo, New York while industrial controls are manufactured in Fort Collins and Loveland, Colorado. The overhaul and repair of aircraft controls and sales of aircraft controls spare parts are done in the Rockton, Illinois facility. The registrant has ten facilities located overseas. Industrial controls are manufactured in Hoofddorp, The Netherlands; Reading, England; Aken and Kelbra Germany; and Tomisato, Chiba, Japan. Aircraft controls are assembled in Reading as well. A European aircraft product service center for overhaul and repair of aircraft controls is located in Hoofddorp, The Netherlands. Service shops are maintained in Sydney, Australia; Kobe, Japan; Campinas, Sao
       	Paulo, Brazil; Singapore, Republic of Singapore; and Ballabgarh,
       	India.

       	All facilities were in excellent condition at the year-end and adequate production capacity is available to satisfy the Company's customers' needs throughout the coming year.

       	In 1995, a plant in Stevens Point, Wisconsin was closed except for a small portion of the plant currently being leased to a Woodward contractor. The plant has been placed for sale with an international real estate broker. As yet, no acceptable offers have been received. The Company sold Bauer Aerospace in Avon, Connecticut during fiscal 1996, as discussed in the "Financial Summary and Analysis" on page 14 of the registrant's annual report for the fiscal year ended September 30, 1996 and is hereby incorporated by reference.

	       Corporate offices are maintained at the plant in Rockford, Illinois. Plants located in Rockford and Rockton, Illinois; Fort Collins and Loveland, Colorado; Buffalo, New York; Hoofddorp, The Netherlands; and Chiba, Japan are owned by the Company. The facilities in Kobe, Japan; Campinas, Sao Paulo, Brazil; Reading, England; Sydney, Australia; Ballabgarh, India; Aken and Kelbra Germany; and Singapore, Republic of Singapore are leased. Additional leased sales offices are maintained worldwide.

Item 3.	Legal Proceedings

       	The Company is currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. For a further discussion of these issues refer to Note L to the consolidated financial statements on page 28 of the registrant's annual report for the fiscal year ended September 30, 1996 which is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Shareholders

        There were no matters submitted during the fourth quarter of the year ended September 30, 1996 to a vote of shareholders, through the solicitation of proxies or otherwise.

                Executive Officers of the Registrant

John A. Halbrook, age 51, is chairman and chief executive officer and was elected to this position on January 10, 1995. He was elected chief executive officer on November 16, 1993 and served as president from November 1991 until January 1995. He also served as chief operating officer from November 1991 until November 16, 1993. He had formerly been senior vice president in charge of Domestic Operations since January 1990.

Vern H. Cassens, age 64, is senior vice president and chief financial officer and was elected to this position during 1988. Prior to this appointment he had been a vice president since 1983 and treasurer of the company from 1968 to 1983. He was also treasurer of the Company from 1988 until September 1996.

Stephen P. Carter, age 45, was elected a vice president and treasurer of the Company in September, 1996. He had been serving as assistant treasurer since January 1994. He has been employed by the Company in management positions for the last five years.

Ronald E. Fulkrod, age 52, is a vice president of the Company and Industrial Controls Manufacturing manager. He was elected to the vice president position in January 1993. He has been employed by the Company in management positions for the last five years.

Chuck Kovac, age 40, was elected vice president of the Company and manager of the Industrial Controls Group in August 1996. He started with the Company in 1988 and has been employed in management positions for the last five years.

C. Phillip Turner, age 56, is a vice president of the Company and manager of the Aircraft Controls Group. He was elected vice president in 1988. He was treasurer of the Company from 1983 to 1988, and secretary of the Company from 1977 to 1991.

Carol J. Manning, age 47, is secretary of the Company. She was elected to this position in June 1991. She also served as administrative assistant to the chairman of the board from 1984 to 1994.

All of the executive officers, unless otherwise noted, were elected to their present positions at the January 10, 1996 Board of Directors' meeting to serve until the organizational meeting of the Board of Directors to be held on January 8, 1997 or until their respective successors shall have been elected and qualified.

Part II

Item 5.	Market for the Registrant's Common Stock
       	and Related Shareholder Matters

	       Information with respect to number of shareholders is set forth in "Financial Highlights" which appears on Page 1 in the registrant's annual report for the fiscal year ended September
       	30, 1996 and is hereby incorporated by reference. Information with respect to common stock and dividends is set forth in the "Financial Summary and Analysis" on Page 18 of the registrant's annual report for the fiscal year ended September 30, 1996 and is hereby incorporated by reference. No equity securities of the Company were sold by the Company during the fourth quarter of the fiscal year ended September 30, 1996.

Item 6.	Selected Financial Data

       	Information with respect to this matter is set forth in the "Summary of Operations/Ten Year Record" on Page 31 of the registrant's annual report for the fiscal year ended September 30, 1996 and is hereby incorporated by reference.

Item 7.	Management's Discussion and Analysis of
       	Financial Condition and Results of Operations

       	Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth in the "Financial Summary and Analysis" on Pages 13 through 18 of the registrant's annual report for the fiscal year ended September 30, 1996 and is hereby incorporated by reference.

       	Information with respect to forward-looking statements is set forth in the "Financial Summary and Analysis" on page 13 of the registrant's annual report for the fiscal year ended September 30, 1996 and is hereby incorporated by reference.

Item 8.	Financial Statements and Supplementary Data

       	Information with respect to this matter is set forth in the registrant's annual report for the fiscal year ended September 30, 1996 (Financial Statements), as further set forth in the Index to Consolidated Financial Statements and Schedules (See
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

        Information with respect to directors and executive officers, except for the information with respect to executive officers which appears in Part I of this report, is set forth under the caption "Election of Directors" on Pages 7 and 8 of the registrant's proxy statement dated December 3, 1996, which was filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year ended September 30, 1996, and is made a part hereof.

Item 11.	Executive Compensation

        	Information with respect to executive compensation is set forth under the caption "Executive Compensation" on Pages 9 through 13 of the registrant's proxy statement dated December 3, 1996, which is made a part hereof.

Item 12.	Security Ownership of Certain
       		Beneficial Owners and Management

        	Information with respect to security ownership of certain beneficial owners and management is set forth under the captions "Security Ownership of Principal Holders and Executive Officers" on Page 6 and "Election of Directors" on Pages 7 and 8 of the registrant's proxy statement dated December 3, 1996, which is made a part hereof.

Item 13.	Certain Relationships and Related Transactions

        	Information with respect to certain relationships and related transactions is set forth under the caption "Compensation Committee Interlocks and Insider Participation" on Page 13 of the registrant's proxy statement dated December 3, 1996, which is made a part hereof.

Part IV

Item 14.
	Exhibits, Financial Statement
	Schedule, and Reports on Form 8-K

(a)  Index to Consolidated Financial Statements and Schedule


                                                                   Reference
                                                Form 10-K        Annual Report
                                              Annual Report     to Shareholders
                                                   Page                Page

Data incorporated by reference to the
registrant's annual report to shareholders for the fiscal year ended September 30, 1996:

Statements of Consolidated Earnings (Loss)
for the years ended September 30, 1996,
1995 and 1994                                         -                 20

Consolidated Balance Sheets
at September 30, 1996 and 1995                        -                 21

Statements of Consolidated Shareholders'
Equity for the years ended September 30,
1996, 1995 and 1994                                   -                 22

Statements of Consolidated
Cash Flows for the years ended
September 30, 1996, 1995 and 1994                     -                 23

Notes to Consolidated Financial Statements            -                 24-29

Report of Independent Accountants                     -                 30

Financial Statement Schedule:

Report of Independent Accountants                     S-1               -

II.     Valuation and Qualifying Accounts             S-2               -

	Exhibits, Financial Statement
	Schedule, and Reports on Form 8-K (continued)

	Financial statements and schedules other than those listed on the preceding page are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes therein.

	(b) There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1996.

	(c) The following exhibits are filed as part of this report:

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

	Exhibits, Financial Statement
	Schedule, and Reports on Form 8-K (continued)

              (3) Articles of incorporation      One amendment to the by-law
                   and bylaws (continued)        effective June 22, 1994 is
                                                 set forth in exhibits filed
                                                 with Form 10-K for the fiscal
                                                 year ended September 30, 1994
                                                 and is hereby incorporated
                                                 by reference.

                                                 Three amendments to the by-
                                                 laws effective January 11,
                                                 1995, March 29, 1995 and June
                                                 28, 1995 are set forth in
                                                 exhibits filed with form 10-K
                                                 for the fiscal year ended
                                                 September 30, 1995 and are
                                                 hereby incorporated by
                                                 reference.

                                                 Two amendments to the by-laws
                                                 effective January 15, 1996 and
                                                 January 23, 1996 are filed
                                                 herewith.

               (4) Instruments defining the      Instruments with respect to
                   rights of security holders,   long-term debt and the ESOP
                   including indentures          debt guarantee are not being
                                                 filed as they do not
                                                 individually exceed 10
                                                 percent of the registrant's
                                                 assets.  The registrant
                                                 agrees to furnish a copy of
                                                 each such instrument to the
                                                 Commission upon request.

                (13)Annual report to             Except to the extent
                    shareholders for the fiscal  specifically incorporated
                    year ended September 30,     herein by reference, said
                    1996                         report is furnished solely
                                                 for the information of the
                                                 Commission and is not deemed
                                                 "filed" as part of this
                                                 report.

                (21)Subsidiaries of the          Information with respect to
                    registrant                   subsidiary operations is
                                                 filed as an exhibit hereto.

                (23)Consent of Independent       Consent of Independent
                    Accountants                  Accountants is filed as an
                                                 exhibit hereto.

                (27)Financial data schedule      Information with respect to
                                                 financial data required by
                                                 electronic filers is filed as
                                                 an exhibit hereto.

SIGNATURES
This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the financial statements referenced herein have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and worker members of Woodward Governor Company. This has been done under the general supervision of Vern H. Cassens, senior vice president and chief financial officer. The consolidated financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants, as indicated in their report in the annual report to shareholders for the fiscal year ended September 30, 1996.

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

	Woodward Governor Company
		(Registrant)
		 Name

       /s/ John A. Halbrook                        Director, Chairman of the
            John A. Halbrook                       Board and Chief Executive
                                                   Officer

        /s/ Vern H. Cassens                        Director, Senior Vice
            Vern H. Cassens                        President and Chief
                                                   Financial and
    Date 12/19/96                                  Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:
         	Signature	 	            Title		            Date

	/s/ J. Grant Beadle             Director
     J. Grant Beadle

	/s/ Carl J. Dargene	            Director            12/18/96
     Carl J. Dargene

	/s/ Lawrence E. Gloyd	         	Director            12/19/96
     Lawrence E. Gloyd

	/s/ Thomas W. Heenan		          Director
     Thomas W. Heenan

	/s/ J. Peter Jeffery		          Director
     J. Peter Jeffrey

	/s/ Mark Leum 	                 Director            12/19/96
	    Mark Leum

	/s/ Michael T. Yonker		         Director            12/20/96
     Michael T. Yonker

REPORT OF INDEPENDENT ACCOUNTANTS





Shareholders and Worker Members
Woodward Governor Company


Our report on the consolidated financial statements of Woodward Governor Company and Subsidiaries has been incorporated by reference in this Form 10-K from Page 30 of the 1996 Annual Report to Shareholders and Worker Members of Woodward Governor Company and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 11 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.
Chicago, Illinois
November 12, 1996

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
SCHEDULE VIII -VALUATION AND QUALIFYING ACCOUNTS for the years ended September 30, 1996, 1995 and 1994

(In thousands of dollars)
	Col. A		Col. B		        Col. C		       Col. D	    Col. E

                                                        Additions
                      Balance at Charged to  Charged to                Balance
                       Beginning  Costs and   Other                     at End
        DESCRIPTION     of Year    Expenses Accounts (B) Deductions(A) of Year
1996:
     Allowance for
      Doubtful accounts   $4,605       $937          $50       $2,837   $2,755

1995:
      Allowance for
       Doubtful accounts    $3,021     $2,192          $32        $640    $4,605

1994:
      Allowance for
       Doubtful accounts    $1,989       $977         $218        $163    $3,021



NOTE:
	(A) Represents accounts written off during the year with overseas currency translation adjustments increasing the deduction from reserves by $99 in 1996 and decreasing the deduction from reserves by $80 in 1995 and $71 in 1994. Writeoffs in 1996 were $1,864, with the remaining portion related to reduction of previously established reserves based on an overall assessment of accounts.
	(B)  Recovery of accounts previously written off.

