Form 10-Q
period 1996-12-30
WOODWARD GOVERNOR CO
filed 1997-02-14
CIK 108312

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549


	FORM 10-Q

{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the quarter ended December 31, 1996  Commission File #0-8408

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

				Yes   X     No
As of January 31, 1997 after giving effect to the four for one stock split, 11,499,056 shares of common stock with a par value of 1.5625 cents per share were outstanding.

	WOODWARD GOVERNOR COMPANY
	FORM 10-Q
	For the Quarter Ended December 31, 1996


	INDEX


Description


Part I.	Financial Information

	Item 1.	Financial Statements

			Statements of Consolidated Earnings for the three months ended December 31, 1996 and 1995

			Consolidated Balance Sheets as of
			December 31, 1996 and September 30, 1996

			Statements of Consolidated Cash Flows for the three months ended December 31, 1996 and 1995

			Notes to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations


Part II.  Other Information


Signatures


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
For the three months ended December 31, 1996 and 1995
(in thousands except per share amounts)
(Unaudited)

						1996		1995

Net billings for products and services	      $99,029         $88,142

Costs and expenses:

Cost of goods sold			       71,257          64,757

Sales, service and administrative
   expenses				       16,643          15,025

   Interest expense		  $569 			$929
   Interest (income)		   (96)			(135)
   Miscellaneous expense, net	 1,160 	        1,633    607 	1,401

Total costs and expenses		       89,533          81,183

Earnings before income taxes and equity in
  loss of unconsolidated affiliate		9,496    	6,959

Income taxes			                3,703 		2,784

Earnings before equity in loss of
  unconsolidated affiliate			5,793		4,175

Equity in loss of unconsolidated affiliate,
  net of income taxes			         (655)            -

Net earnings				       $5,138          $4,175

Net earnings per share		        	$0.44		$0.36

Average shares outstanding		       11,548          11,612

Cash dividends per share		      $0.2325         $0.2325

See accompanying notes to consolidated financial statements.



WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
						DECEMBER	SEPTEMBER
						31, 1996 	 30, 1996
                                               (Unaudited)
Assets
 Current assets:
   Cash and cash equivalents			 $9,110          $13,070
   Accounts receivable, less allowance
     for losses of $3,116 for December
     and $2,755 for September			 71,345           80,902
   Inventories 					 96,491           92,135
   Deferred income taxes			 19,991           19,991
     Total current assets			196,937 	 206,098

   Property, plant and equipment, at cost:
     Land				          6,094            6,218
     Buildings and improvements			120,319          120,283
     Machinery and equipment			186,959          182,680
     Construction in progress	                  7,000            6,971
						320,372	         316,152
     Less allowance for depreciation		207,090          201,939
   Property, plant and equipment - net		113,282          114,213
   Intangibles and other assets			 12,246	           9,919
   Deferred income taxes			 18,556 	  18,568

Total assets				       $341,021 	$348,798

Liabilities and Shareholders' Equity
 Current liabilities:
   Short-term borrowings			$14,118          $15,310
   Current portion of long-term debt		  4,862            4,862
   Accounts payable and accrued expenses	 49,777           61,597
   Taxes on income				  5,345  	   3,226
     Total current liabilities			 74,102 	  84,995
   Long-term debt, less current portion		 22,678 	  22,696
   Other liabilities				 33,112 	  33,112
   Commitments and contingencies		    -		     -

 Shareholders' equity represented by:
   Preferred stock				    -		     -
   Common stock					    190 	     190
   Additional paid-in capital			 13,173 	  13,165
   Unearned stock plan compensation		(14,656)	 (14,665)
   Currency translation adjustment		 14,466           13,620
   Retained earnings				209,776          207,392
						222,949          219,702
   Less treasury stock, at cost			 11,820 	  11,707
						211,129	         207,995

Total liabilities and shareholders' equity     $341,021		$348,798

See accompanying notes to consolidated financial statements.



WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
for the three months ended December 31, 1996 and 1995
(in thousands of dollars)
(Unaudited)

				                 1996 		 1995
Cash flows from operating activities:
Net earnings					$5,138 		$4,175

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
Depreciation and amortization		         6,033 		 5,729
Deferred income taxes				    12 		     8
Stock plan compensation expense			     9 		    42
Changes in assets and liabilities:
  Accounts receivable				 9,949 		13,352
  Inventories					(4,155)		(2,785)
  Current liabilities, other than short-term
     borrowings and current portion of
     long-term debt				(8,745)	       (10,289)
  Equity in loss of unconsolidated affiliate     1,074             -
  Other, net					(1,214)           (845)
     Total adjustments				 2,963		 5,212

Net cash provided by operating activities	 8,101 		 9,387

Cash flows from investing activities:
Payments for purchase of property, plant
  and equipment					(4,890)		(3,706)
Other						  (137)		   290
Investment in unconsolidated affiliate		(2,500)              -
Net cash (used) in investing activities		(7,527)		(3,416)

Cash flows from financing activities:
Cash dividends paid				(2,685)		(2,673)
Proceeds from sale of treasury stock		   -               435
Purchase of treasury stock			  (136)		    -
Payments of long-term debt			   (18)		   (69)
Short-term borrowings (payments)		(1,204)		(1,258)
Tax benefit applicable to ESOP dividend		    91 		    92
Net cash (used) in financing activities		(3,952)		(3,473)

Effect of exchange rate changes on cash		  (582)		(2,803)

Net change in cash and cash equivalents		(3,960)		  (305)

Cash and cash equivalents, beginning of year	13,070 		12,451

Cash and cash equivalents, end of quarter	$9,110 	       $12,146

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid 				$  388 	       $   602
  Income taxes paid		 		$  834 	       $ 5,183

See accompanying notes to consolidated financial statements.


	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The consolidated balance sheet as of December 31, 1996, and the statements of consolidated earnings and cash flows for the three month period ended December 31, 1996 and 1995, have been prepared by the Company, without audit. The September 30, 1996 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of December 31, 1996, and the results of its operations for the three months ended December 31, 1996 and 1995, and cash flows for the three months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1996 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial
Statements therein.   The statement of consolidated earnings for the three
month period ended December 31, 1996 is not necessarily indicative of the results to be expected for other interim periods or for the full year.

Stock Split

Net earnings per share, average shares outstanding and cash dividends per share have been restated to reflect the four for one stock split effective January 23, 1997.

	PART I - ITEM 2


	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net billings for products and services delivered to customers in the first quarter ended December 31, 1996 increased over 12% from last year to total $99,029,000 compared to $88,142,000 in the prior year. During the same time period, costs and expenses increased less than shipments from $81,183,000 last year to $89,533,000 in fiscal 1997. The equity in loss of unconsolidated affiliate represents the company's interest in the loss of the GENXON Power Systems joint venture. As a result, net earnings increased over 23% from $4,175,000 in fiscal 1996 to $5,138,000 this year. Earnings per share were $.44 for the first quarter this year compared to $.36 last year.

Operational Results
Industrial Controls' shipments were up over 15% from the first quarter of last year and totaled $58,776,000 this year compared to $50,865,000 in fiscal 1996. The first quarter last year was prior to the Deltec acquisition, but even without the effect of this addition, shipments were up over 13%. This year the domestic locations had a strong first quarter and the international business units continue to see their shipment volume increase from the prior year.

Aircraft Controls' shipments were up almost 8% from the prior year and totaled $40,253,000, compared to $37,277,000 last year. If first quarter 1996 shipments by Bauer Aerospace, which was divested in July 1996, were excluded, shipments of aircraft controls were up over 14% from last year.

The increase in costs and expenses is due principally to the increase in shipment volume. The number of worker members has increased from 3,118 last year to 3,246 this year, or over 4%. The efforts to control costs and leverage current resources continue and were reflected in the positive first quarter results.

Balance Sheet

Cash and cash equivalents decreased to $9,110,000 at December 31, 1996 from $13,070,000 at September 30, 1996. Accounts receivable decreased from $80,902,000 at September 30, 1996 to $71,345,000 at December 31, 1996, due
to the high shipment level in the last two months of the fiscal year. Inventories increased from $92,135,000 at September 30, 1996 to $96,491,000 at December 31, 1996. Property, plant and equipment-net has decreased due to depreciation being greater than capital expenditures. Intangibles and other assets increased from $9,919,000 at September 30, 1996 to $12,246,000 due to the investment in the GENXON Power Systems joint venture recorded during the first quarter of fiscal 1997. Short-term borrowings have been reduced from $15,310,000 at September 30, 1996 to $14,118,000 at December 31, 1996.

Accounts payable and accrued expenses decreased from $61,597,000 at September 30, 1996 to $49,777,000 due in part to reductions in accounts payable and member benefit accounts. Currency translation adjustment increased from September 30, 1996 as a result of fluctuations in exchange rates.

The Company's effective tax rate for the three months ended December 31,
1996 and 1995 was 39.0% and 40.0% respectively.   The effective tax rate for
the fiscal year ended September 30, 1996 was 37.0%.

This quarterly report may contain forward looking statements reflecting Woodward's current expectations. These statements involve risk and uncertainty. Actual future results may differ materially from expectations.

	PART II - OTHER INFORMATION



Item 4

At the January 8, 1997 annual meeting of the shareholders, two items were submitted to a vote. (1) was the re-election of three directors whose terms expired this year. The results of the voting were as follows:

			Number of	Number of Shares	Number of
Director		Shares For	Against/Withheld	Abstentions

J. Grant Beadle		2,652,231		38,807		None
Lawrence E. Gloyd  	2,651,856		39,182		None
J. Peter Jeffrey	2,649,981		41,057		None

(2) Amendment to Certificate of Incorporation to increase the number of authorized shares of Common Stock from 7,000,000 to 50,000,000, to increase the number of authorized shares of Preferred Stock from 3,000,000 to 10,000,000 and to effect a four for one stock split of the Common Stock. The results of the voting on this item were as follows:

	   For			Against	Abstain

	2,316,903		 87,556	 26,652

In addition, broker non-votes totaled 263,987.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	WOODWARD GOVERNOR COMPANY





			              	/s/ John A. Halbrook
					John A. Halbrook, Chairman and
					Chief Executive Officer




			              	/s/ Stephen P. Carter
					Stephen P. Carter, Vice President,
					Chief Financial Officer and
					Treasurer

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	WOODWARD GOVERNOR COMPANY






   February 7, 1997

					John A. Halbrook, Chairman and
					Chief Executive Officer



   February 7, 1997

					Stephen P. Carter, Vice President,
					Chief Financial Officer and
					Treasurer