Form 10-Q
period 1997-03-31
WOODWARD GOVERNOR CO
filed 1997-05-15
CIK 108312

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549


	FORM 10-Q



{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the quarter ended March 31, 1997  Commission File #0-8408

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

				Yes   X     No
As of April 30, 1997, 11,446,900 shares of common stock with a par value of
1.5625 cents per share were outstanding.

	WOODWARD GOVERNOR COMPANY
	FORM 10-Q
	For the Quarter Ended March 31, 1997


	INDEX


Description


Part I.	Financial Information

	Item 1.	Financial Statements

			Statements of Consolidated Earnings for the Three Months Ended March 31, 1997 and 1996

			Statements of Consolidated Earnings for the Six Months Ended March 31, 1997 and 1996

			Consolidated Balance Sheets as of
			March 31, 1997 and September 30, 1996

			Statements of Consolidated Cash Flows for the Six Months Ended March 31, 1997 and 1996

			Notes to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations


Part II.  Other Information


Signatures

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended March 31,1997 and 1996

(in thousands except per share amounts)
(Unaudited)

						1997 		1996
Net billings for products and services		$106,546 	$106,785

Costs and expenses:

Cost of goods sold				  79,708 	  80,343

Sales, service and administrative
   expenses					  18,624 	  16,419

   Interest expense			$642 		   $879
   Interest income			(294)		   (206)
   Miscellaneous expense, net		 980 	   1,328  1,767    2,440

Total costs and expenses			  99,660	  99,202

Earnings before income taxes and
     equity in loss of unconsolidated affiliate   6,886 	   7,583

Income taxes					  2,686 	   3,033

Earnings before equity in loss of
     unconsolidated affiliate			 4,200 	    4,550

Equity in loss of unconsolidated affiliate,
     net of tax					  (770)	      -

Net earnings					$3,430 	   $4,550

Net earnings per share				 $0.30 	    $0.39

Average shares outstanding			11,485 	   11,572

Cash dividends per share		$0.2325 	  $0.2325

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED EARNINGS
for the six months ended March 31,1997 and 1996

(in thousands except per share amounts)
(Unaudited)
						1997 		 1996
Net billings for products and services	      $205,575 	       $194,927

Costs and expenses:

Cost of goods sold			       150,965	        145,100

Sales, service and administrative
   expenses					35,267 		 31,444

   Interest expense		    $1,212 		$1,808
   Interest income		      (390)		   (341)
   Miscellaneous expense, net	     2,140       2,962 	 2,374 	  3,841

Total costs and expenses       	   	       189,194 	        180,385

Earnings before income taxes and
   equity in loss of unconsolidated affiliate   16,381 		 14,542

Income taxes					 6,388 		  5,817

Earnings before equity in loss of
     unconsolidated affiliate			 9,993 		  8,725

Equity in loss of unconsolidated affiliate,
     net of tax					(1,425)		    -

Net earnings					$8,568 		  $8,725

Net earnings per share				 $0.74 		   $0.75

Average shares outstanding			11,516		  11,591

Cash dividends per share		       $0.4650 		 $0.4650

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
						MARCH		SEPTEMBER
		 			       31,1997		 30, 1996
					     (Unaudited)
Assets
   Current assets:
       Cash and cash equivalents		$14,005 	 $13,070
       Accounts receivable, less allowance
           for losses of $2,841 for March
           and $2,755 for September		 75,901 	  80,902
       Inventories 			 	 95,051 	  92,135
       Deferred income taxes			 19,991 	  19,991
            Total current assets		204,948 	 206,098

    Property, plant and equipment, at cost:
       Land					  5,884 	   6,218
       Buildings and improvements		120,764 	 120,283
       Machinery and equipment			192,495 	 182,680
       Construction in progress			    339 	   6,971
						319,482 	 316,152
       Less allowance for depreciation		209,627 	 201,939
    Property, plant and equipment - net		109,855 	 114,213
    Intangibles and other assets		 10,821 	   9,919
    Deferred income taxes			 18,527 	  18,568

Total assets				       $344,151 	$348,798

Liabilities and shareholders' equity
    Current liabilities:
        Short-term borrowings			$21,651 	 $15,310
        Current portion of long-term debt	  4,862 	   4,862
        Accounts payable and accrued expenses	 51,409 	  61,597
        Taxes on income				  5,638 	   3,226
            Total current liabilities	 	 83,560 	  84,995
    Long-term debt, less current portion	 22,672 	  22,696
    Other liabilities				 33,112 	  33,112
    Commitments and contingencies		    -		     -

    Shareholders' equity represented by:
       Preferred stock				    -		     -
       Common stock				    190 	     190
       Additional paid-in capital		 13,192 	  13,165
       Unearned stock plan compensation		(14,647)	 (14,665)
       Currency translation adjustment		 10,560 	  13,620
       Retained earnings			210,782 	 207,392
						220,077 	 219,702
       Less treasury stock, at cost		 15,270 	  11,707
						204,807 	 207,995

Total liabilities and shareholders' equity     $344,151 	$348,798

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
for the six months ended March 31, 1997 and 1996
(in thousands of dollars)
(Unaudited)
						 	1997 	  1996
Cash flows from operating activities:
Net earnings				        	$8,568 	 $8,725

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
Depreciation and amortization				11,877 	 11,496
Deferred income taxes, noncurrent		    	    40 	     42
Stock plan compensation expense			  	    18 	     83
Changes in assets and liabilities:
  Accounts receivable					 3,658 	  9,321
  Inventories						(4,071)	 (2,718)
  Current liabilities, other than short-term borrowings
        and current portion of long-term debt		(6,591) 	 (3,854)
Equity in loss of unconsolidated affiliate		 2,336 	     -
Other, net						  (571)    (601)
          Total adjustments				 6,696 	 13,770

Net cash provided by operating activities		15,264 	 22,494

Cash flows from investing activities:
Payments for purchase of property, plant
       and equipment					(8,015)	 (9,614)
Other							  (243)	    573
Investment in unconsolidated affiliate			(3,500)	      -
Net cash (used) in investing activities	     	       (11,758)	 (9,041)

Cash flows from financing activities:
Cash dividends paid				        (5,359)	 (5,401)
Proceeds from sale of treasury stock			   184 	    436
Purchase of treasury stock				(3,761)	 (1,479)
Payments of long-term debt				   (24)	   (138)
Short-term borrowings (payments)			 6,553 	 (4,568)
Tax benefit applicable to ESOP dividend		   	   182 	    184
Net cash (used) in financing activities			(2,225)	(10,966)

Effect of exchange rate changes on cash			  (346)	 (1,184)

Net change in cash and cash equivalents		 	   935 	  1,303

Cash and cash equivalents, beginning of year		13,070 	 12,451

Cash and cash equivalents, end of period	$14,005 	$13,754

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid 				 $1,262 	 $1,833
   Income taxes paid				 $2,369 	 $6,652

See accompanying notes to consolidated financial statements.

	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of March 31, 1997, and the statements of consolidated earnings and cash flows for the three and six month periods ended March 31, 1997 and 1996, have been prepared by the company without audit. The September 30, 1996 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the company's financial position as of March 31, 1997, and the results of its operations for the three and six month periods ended March 31, 1997 and 1996, and cash flows for the six months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the company's 1996 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The statements of consolidated earnings for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for other interim periods or for the full year.


Stock Split

Fiscal year 1996 net earnings per share, average shares outstanding and cash dividends per share have been restated to reflect the four-for-one stock split effective February 1997.

	PART I - ITEM 2

	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following an exceptionally strong first fiscal quarter, Woodward's financial performance moderated in the second quarter, with total net
billings little changed from those of the same period a year ago.   Just
as we observed in our first quarter report that the 23% increase in net earnings for that period might not be matched in subsequent periods, we would not assume that the decline in net earnings for the second fiscal quarter represents the beginning of a new trend.

Net billings for products and services in the quarter ended March 31, 1997 were $106,546,000, slightly below the $106,785,000 a year earlier. Although demand generally remained firm in most product lines, a few production delays and weakness in the European turbine market resulted in lower than expected billings. Reflecting our ongoing commitment to customer service and new product development, operating expenses increased. Total costs and expenses as a percentage of billings remained comparable to last year, although somewhat higher than expectations.
Cost management remains a high corporate priority.

For the second quarter of the fiscal year, earnings before the effect of the GENXONtm Power System joint venture (discussed further below) fell 8% to $4,200,000, or $.37 per share, compared with earnings of $4,550,000, or $.39 per share a year ago. Including our share of the GENXON loss, net of tax, of $770,000, or $.07 per share, net earnings were $3,430,000, or $0.30 per share.

First Half Results

A more representative picture of Woodward's financial performance is provided by results for the first half of fiscal 1997, as the company's management philosophy is that operating trends are more accurately measured over the long term. For the six-month period, net billings of products and services were $205,575,000, up 5% from $194,927,000 in fiscal 1996. Aircraft Controls' shipments rose 3%, to $86,801,000 from $84,313,000 last year. Industrial Controls' shipments of $118,774,000 increased 7% from last year's $110,614,000, even though a weak second quarter in the European turbine market and a strengthening U.S. dollar moderated the gains.

Before our share of the GENXON loss, earnings for the first half of fiscal 1997 were $9,993,000, or $0.86 per share, up 15% from $8,725,000, or $0.75 per share a year ago. Including the GENXON loss ($1,425,000, or $0.12 per share), net earnings were $8,568,000, or $.74 per share, compared to $8,725,000, or $.75 per share last year.

Operating Highlights

Following a favorable reception from potential customers, GENXON accelerated efforts to develop its first advanced technology ultra-low emission combustion system, which it will offer with Woodward controls to the operators of fleets of installed, out-of-warranty industrial gas turbines. We view our share of the current loss as a strategic investment in a significant new market opportunity. Expectations are that revenues will start being generated in the next fiscal year to offset some of the expenses.

Shortly after the end of the second quarter, Industrial Controls combined its Engine Controls and Turbomachinery business units into a single organization. The objectives of the combination are to pool technology, closely coordinate marketing and sales, and reduce costs in future years by eliminating duplication. As a result, we believe customer service will be improved, our competitiveness enhanced and, ultimately, financial performance improved.


Balance Sheet

Cash and cash equivalents increased to $14,005,000 at March 31, 1997 from $13,070,000 at September 30, 1996. Accounts receivable decreased from $80,902,000 at September 30, 1996 to $75,901,000 at March 31, 1997.
Inventories increased from $92,135,000 at September 30, 1996 to $95,051,000 at March 31, 1997 due to the increased sales volume and a higher level of past due shipments. Property, plant and equipment - net decreased to $109,855,000 at March 31, 1997 from $114,213,000 at September 30, 1996, due to capital expenditures being less than depreciation. Intangibles and other assets increased from $9,919,000 at September 30, 1996 to $10,821,000 at March 31, 1997 due to the investment in the GENXONtm Power Systems joint venture recorded during fiscal 1997. Short term borrowings increased from $15,310,000 at September 30, 1996 to $21,651,000 at March 31, 1997.
Accounts payable and accrued expenses decreased to $51,409,000 at March 31, 1997 from $61,597,000 at September 30, 1996 due in part to reductions in accounts payable and member benefit accruals.

Currency translation adjustment decreased from $13,620,000 at September 30, 1996 to $10,560,000 at March 31, 1997 as a result of fluctuations in exchange rates.

The company's estimated effective tax rate for the six months ended March 31, 1997 and 1996 was 39.0% and 40.0%, respectively. The effective tax rate for the fiscal year ended September 30, 1996 was 37.0%.

This quarterly report may contain forward looking statements reflecting Woodward's current expectations. These statements involve risk and uncertainty. Actual future results may differ materially from expectations.

	PART II - OTHER INFORMATION


Item 6(b)

No form 8-K was filed for the quarter ended March 31, 1997.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	WOODWARD GOVERNOR COMPANY






May 14, 1997			        /s/ John A. Halbrook
					John A. Halbrook, President
					and Chief Executive Officer




May 14, 1997   				/s/ Stephen P. Carter
					Stephen P. Carter,Vice President,
					Chief Financial Officer and Treasurer