Form 10-Q
period 1997-06-30
WOODWARD GOVERNOR CO
filed 1997-08-14
CIK 108312

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549


	FORM 10-Q



{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the quarter ended June 30, 1997  Commission File #0-8408

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

				Yes   X     No
As of July 31, 1997, 11,446,966 shares of common stock with a par value of
1.5625 cents per share were outstanding.

	WOODWARD GOVERNOR COMPANY
	FORM 10-Q
	For the Quarter Ended June 30, 1997


	INDEX


Description


Part I.	Financial Information

	Item 1.	Financial Statements

		Statements of Consolidated Earnings for the three months ended June 30, 1997 and 1996

		Statements of Consolidated Earnings for the nine months ended June 30, 1997 and 1996

		Consolidated Balance Sheets as of June 30, 1997
		and September 30, 1996

		Statements of Consolidated Cash Flows for the nine months ended June 30, 1997 and 1996

		Notes to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations


Part II.  Other Information


Signatures

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended June 30, 1997 and 1996
(in thousands except per share amounts)
(Unaudited)



 						1997 	       1996

Net billings for products and services		$115,761     $106,034

Costs and expenses:

Cost of goods sold			          87,247       79,312

Sales, service and administrative
   expenses			                 17,967       16,534

Other:
  Interest expense	                  $701            $760
  Interest income	                  (204)		  (107)
  Miscellaneous expense, net	           918    1,415  1,259 	1,912

Total costs and expenses			106,629        97,758

Earnings before income taxes and
  equity in loss of unconsolidated affiliate      9,132 	8,276

Income taxes			  	       	  3,562 	3,311

Earnings before equity in loss of
  unconsolidated affiliate			  5,570 	4,965

Equity in loss of unconsolidated affiliate,
  net of tax			                   (732)        -

Net earnings			                 $4,838        $4,965

Net earnings per share			          $0.42         $0.43

Average shares outstanding			 11,447        11,580

Cash dividends per share			$0.2325       $0.2325

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the nine months ended June 30, 1997 and 1996
(in thousands except per share amounts)
(Unaudited)



						1997 	      1996

Net billings for products and services	     $321,336      $300,961

Costs and expenses:

Cost of goods sold			      238,212       224,412

Sales, service and administrative
   expenses			               53,234        47,978

Other:
  Interest expense	          $1,913       	       $2,568
  Interest income	            (594)	         (448)
  Miscellaneous expense, net	   3,058 	4,377	3,633 5,753

Total costs and expenses	              295,823	    278,143

Earnings before income taxes and
  equity in loss of unconsolidated affiliate   25,513 	     22,818

Income taxes			                9,950         9,128

Earnings before equity in loss of
  unconsolidated affiliate		       15,563        13,690

Equity in loss of unconsolidated affiliate,
  net of tax			               (2,157)  	-

Net earnings			              $13,406       $13,690

Net earnings per share		 	        $1.17	      $1.18

Average shares outstanding		       11,493 	     11,556

Cash dividends per share		      $0.6975	    $0.6975

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)


					     JUNE	  SEPTEMBER
		                            30, 1997	   30, 1996
	                                   (Unaudited)
Assets
  Current assets:
      Cash and cash equivalents		    $14,280 	    $13,070
      Accounts receivable, less allowance
           for losses of $2,543 for June
	   and $2,755 for September	     79,251    	     80,902
      Inventories 		             87,945          92,135
      Deferred income taxes	             19,991          19,991
           Total current assets		    201,467         206,098

  Property, plant and equipment, at cost:
      Land		                      5,876           6,218
      Buildings and improvements	    120,022         120,283
      Machinery and equipment		    195,715         182,680
      Construction in progress	                448           6,971
		                            322,061         316,152
      Less allowance for depreciation	    213,397         201,939
      Property, plant and equipment - net   108,664         114,213
  Intangibles and other assets		     10,815 	      9,919
  Deferred income taxes		             18,525 	     18,568

Total assets		                   $339,471 	   $348,798

Liabilities and shareholders' equity
   Current liabilities:
      Short-term borrowings		    $12,000 	    $15,310
      Current portion of long-term debt	      4,862           4,862
      Accounts payable and accrued expenses  55,147          61,597
      Taxes on income		              5,153           3,226
          Total current liabilities	     77,162 	     84,995
   Long-term debt, less current portion	     22,651 	     22,696
   Other liabilities		             33,112 	     33,112
   Commitments and contingencies		-	       -

   Shareholders' equity represented by:
      Preferred stock		                -	       -
      Common stock		               190 	        190
      Additional paid-in capital	    13,194 	     13,165
      Unearned stock plan compensation	   (14,637)	    (14,665)
      Currency translation adjustment	     9,981           13,620
      Retained earnings		           213,069 	    207,392
		                           221,797	    219,702
      Less treasury stock, at cost	    15,251           11,707
		                           206,546          207,995

Total liabilities and shareholders'equity $339,471 	   $348,798

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
for the nine months ended June 30, 1997 and 1996
(in thousands of dollars)
(Unaudited)

                                                  1997 	      1996
Cash flows from operating activities:

Net earnings		                        $13,406       $13,690

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
Depreciation and amortization		         17,763        18,157
Deferred income taxes, noncurrent		     43 	   76
Stock plan compensation expense		             28           126
Changes in assets and liabilities:
  Accounts receivable		                    (94)	3,746
  Inventories		                          2,821        (4,399)
  Current liabilities, other than short-term
    borrowings and current portion of
    long-term debt		                 (3,095)	5,056
  Equity in loss of unconsolidated affiliate	  3,536          -
  Other, net		                           (269)       (4,020)
      Total adjustments		                 20,733        18,742

Net cash provided by operating activities        34,139        32,432

Cash flows from investing activities:
Payments for purchase of property, plant
  and equipment		                        (13,401)      (16,023)
Investment in unconsolidated affiliate		 (5,300)         -
Other		                                    363 	1,007
Net cash (used) in investing activities		(18,338)      (15,016)

Cash flows from financing activities:
Cash dividends paid		                 (8,019)       (8,073)
Proceeds from sales of treasury stock	            184           436
Purchases of treasury stock		         (3,761)       (1,731)
Payments of long-term debt		            (45)	 (209)
Short-term borrowings (payments)		 (2,563)      (13,439)
Tax benefit applicable to stock plan dividend	    273           276
Net cash (used) in financing activities		(13,931)      (22,740)

Effect of exchange rate changes on cash		   (660)       (1,172)

Net change in cash and cash equivalents		  1,210        (6,496)

Cash and cash equivalents, beginning of year	 13,070        12,451

Cash and cash equivalents, end of period 	$14,280        $5,955

Supplemental cash flow information:
  Interest paid 		                 $1,626        $2,587
  Income taxes paid		                 $5,872       $11,562

See accompanying notes to consolidated financial statements.

	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of June 30, 1997, and the statements of consolidated earnings and cash flows for the three and nine month periods ended June 30, 1997 and 1996, have been prepared by Woodward Governor Company (the company) without audit. The September 30, 1996 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the company's financial position as of June 30, 1997, and the results of its operations for the three and nine month periods ended June 30, 1997 and 1996, and cash flows for the nine month periods then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the company's 1996 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The statements of consolidated earnings for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for other interim periods or for the full year.


Stock Split

Fiscal year 1996 net earnings per share, average shares outstanding and cash dividends per share have been restated to reflect the four-for-one stock split on February 7, 1997, to holders of record as of January 23, 1997.

	PART I - ITEM 2

	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company is pleased to report solid financial performance in the third fiscal quarter and the nine months ended June 30, 1997. Increased sales and improved cost management were the principal contributors to the results for both periods.


Third Quarter Results

Net billings for products and services in the quarter ended June 30, 1997 rose 9%, to $115,761,000 from $106,034,000 a year ago. Aircraft Controls' shipments of $51,920,000 were up 6%; excluding Bauer Aerospace, which was divested in July 1996, the increase would have been almost 9%. The increase reflects the current upswing in the aircraft production cycle, as well as additional market penetration by new products that expand beyond the core fuel controls business. Industrial Controls' shipments rose 12%, to $63,841,000, benefiting from strength in custom-engineered systems, turbine retrofits in the U.S., a strong market for engine controls in Europe, and last year's acquisition of Deltec Fuel Systems.

Total costs and expenses for the quarter were $106,629,000, an increase of $8,871,000, or 9%, over the prior year quarter. As a percentage of net billings, however, total costs and expenses were approximately the same as last year, reflecting the company's continued focus on productivity and efficiency. Sales, service and administrative expenses increased $1,433,000 over the prior year quarter primarily due to expanding international sales operations including Deltec, an increased emphasis on training, and costs associated with the recent consolidation of the Industrial Controls business units in Colorado. Earnings for the quarter, before the effect of the GENXONtm Power Systems joint venture, rose 12% to $5,570,000, or $.49 per share, from $4,965,000, or $.43 per share, a year ago. Including the company's share of GENXON's loss ($732,000 after taxes, or $.07 per share), net earnings were $4,838,000, or $.42 per share.

Nine Months Results

For the first nine months of fiscal 1997, net billings for products and services were $321,336,000, up 7% from $300,961,000 in the corresponding period last year. Aircraft Controls' billings increased 4% for the year to date (7% excluding Bauer), to $138,721,000; Industrial Controls achieved a 9% gain, to $182,615,000. Total costs and expenses for the first nine months of fiscal 1997, as a percentage of billings, were slightly lower when compared to the same prior year period, primarily due to the Company's ongoing emphasis on cost management. Before the effect of GENXON, earnings were $15,563,000, or $1.35 per share, 14% ahead of last year's $13,690,000, or $1.18 per share. Including the company's portion of GENXON's loss for the nine months ($2,157,000 after taxes, or $.18 per share), net earnings were $13,406,000, or $1.17 per share.

GENXON Update

GENXON, a joint venture with Catalytica, Inc., which is developing XONONtm Combustion Systems for installed, out-of-warranty gas turbines, had several positive achievements during the quarter. In June, GENXON signed a Memorandum of Understanding with General Electric Company for the worldwide commercialization of the ultra-low emission systems in GE-designed heavy duty gas turbines. Also during the quarter, GENXON announced the successful operation of XONON in a gas turbine under field operating conditions at full load. These encouraging developments, coupled with recent indications of continued political support for strict air quality regulations in the United States and abroad, helped to focus attention on GENXON's advanced emission control technology. Development expenses have been accelerated to support these expanding market opportunities.


Balance Sheet

The balance sheet remained strong as of June 30, 1997, with total shareholders' equity of $206,546,000 and long-term debt of $22,651,000, which was less than 10% of total capital.

Cash balances increased $1,210,000 to $14,280,000 at June 30, 1997 when compared to September 30, 1996. Higher cash balances during the current fiscal year have been utilized to reduce short-term borrowings, which declined $3,310,000 since September 30, 1996 and totaled $12,000,000 at June 30, 1997. Total inventories were $87,945,000 at June 30, 1997 as compared to $92,135,000 at September 30, 1996, a decline of $4,190,000, which reflects the company's on-going emphasis of inventory management. Property, plant and equipment - net decreased to $108,664,000 at June 30, 1997 from $114,213,000 at September 30, 1996, due to capital expenditures being less than depreciation. Intangibles and other assets increased from $9,919,000 at September 30, 1996 to $10,815,000 at June 30, 1997 due to the
impact of the investment in the GENXON joint venture. Accounts payable and accrued expenses decreased to $55,147,000 at June 30, 1997 from $61,597,000 at September 30, 1996, due in part to reductions in accounts payable and other accruals.

The currency translation adjustment, a component of total shareholders' equity, decreased from $13,620,000 at September 30, 1996 to $9,981,000 at June 30, 1997 due to fluctuations in exchange rates.

The company's effective tax rate for the nine months ended June 30, 1997 and 1996 was 39.0% and 40.0%, respectively. The effective tax rate for the fiscal year ended September 30, 1996 was 37.0%.

Other

On June 25, 1997, the Board of Directors declared a quarterly dividend of twenty-three and one-quarter cents ($.2325) per share. The dividend is payable on September 2, 1997 to shareholders of record at the close of business on August 15, 1997.

To continue to build presence in the company's competitive markets, efforts are centered on working closely with customers to understand their needs and respond quickly and effectively. Internally, as part of a commitment to maintaining a leading position in technology, product quality, and customer service, the company continues programs designed to ensure that all members have the motivation, knowledge, and authority to continually raise the level of their performance and, collectively, that of the company. An energized and engaged membership is the key strategic asset moving the company toward its long-term objectives for growth and profitability.

This quarterly report may contain forward looking statements reflecting the company's current expectations. These statements involve risk and uncertainty. Actual future results may differ materially from expectations.


New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which become effective in fiscal year 1999. The company has not yet determined the impact these new statements will have on the consolidated financial statements and related disclosures.

PART II - OTHER INFORMATION


Item 6(b)

No Form 8-K was filed for the quarter ended June 30, 1997.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	WOODWARD GOVERNOR COMPANY






August 14, 1997   	/s/ John A. Halbrook
			John A. Halbrook, President
			and Chief Executive Officer




August 14, 1997   	/s/ Stephen P. Carter
			Stephen P. Carter, Vice President,
			Chief Financial Officer and Treasurer