Form 10-K
period 1997-09-30
WOODWARD GOVERNOR CO
filed 1997-12-24
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-K

{ X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	 EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997  Commission file #0-8408

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

	Common stock, par value $.00875 per share
	(Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { X }

As of November 30, 1997, 11,449,875 shares of common stock with a par value of $.00875 per share were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $265,598,000 as of November 30, 1997(such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust or the Woodward Governor Company Charitable Trust).

DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 1997 (1997 Annual Report), a copy of which is attached hereto, are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein.

Portions of the registrant's proxy statement dated December 4, 1997, are incorporated by reference into Part III hereof, to the extent indicated herein.

Part I

Item 1.  Business

	   (a)General Description of Business

       Woodward Governor Company (the Company), established in
     		1870, designs and manufactures hydromechanical and electronic fuel controls and fuel-delivery systems, subsystems and components. These products are supplied to original equipment manufacturers and operators of diesel engines, steam turbines, industrial and aircraft gas turbines, and hydraulic turbines.

	     	In addition to original equipment products, the Company also provides aftermarket parts and service through a worldwide network including distributors, dealers, and authorized independent service facilities.

     		There have been no material changes in the mode of conducting the business during the last five years.

	   (b)Industry Segments

   	  	Information with respect to business segments is set forth
		     in Note N to the consolidated financial statements on Page
     		31 of the registrant's 1997 Annual Report and is hereby incorporated by reference.

	   (c)(1) Narrative Description of Business

	     	(i) Information with respect to business segments is set
	     	    forth in Note N to the consolidated financial
		         statements on Page 31 of the registrant's 1997 Annual
     		    Report and is hereby incorporated by reference.

	    	(ii) In October 1996, the Company and Catalytica Combustion
     		    Systems, Inc. (CCSI), a subsidiary of Catalytica, Inc.,
		         formed GENXON(tm) Power Systems, LLC, a 50/50 joint venture. This venture combines the Company's proprietary fuel metering control technology with
     		    CCSI's unique XONON(tm)catalytic combustion technology
		         to offer a highly competitive, ultra-low NOx emission
     		    control system.  This system is expected to be offered
		         as a retrofit on installed, out-of-warranty industrial
     		    gas turbines.

	     	    For further information related to the impact of this
		         joint venture on the registrant's consolidated net earnings, see Note B of the consolidated financial
     		    statements included in the registrant's 1997 Annual
     		    Report, and incorporated by reference as noted in Item
		         14. Pursuant to Rule 3-09 of Regulation S-X, separate financial statements of the joint venture are included
     		    herein as noted in Item 14.  See also pages 13 through
		         15 of the "Financial Summary and Analysis" in the
     		    registrant's 1997 Annual Report with respect to forward-looking statements and a summary of the joint
		         venture's achievements during its first year of
     		    operation.

		         While the joint venture is expected to have initial market sales in fiscal 1998, additional funding of on
     		    -going product development will be necessary.  The
		         Company remains committed to the joint venture and
     		    will assess future capital funding needs as necessary.
	          Despite optimism about the unique technology and
		         opportunities the joint venture brings to the marketplace, there can be no assurance the joint
     		    venture will be successful in marketing and producing
		         commercial quantities of this new emission control
     		    system. Furthermore, there can be no assurance the
		         system will be accepted by the marketplace and be
     		    economically attractive. The success of this joint
	          venture may also be partially dependent upon certain
		         competitive and economic factors, as well as the
     		    regulatory environment.

	    (iii) Many of the Company's products are machined from cast
	     	    iron, cast aluminum and bar steel.  Many of the
		         Company's machined products are produced by
	          contractors.   In addition to the machined parts,
     		    electrical components are also purchased.  There are
		         numerous sources for most of the raw materials and
     		    components used by the Company in its operations, and
		         they are believed to be in adequate supply. Certain
     		    control systems also utilize software or purchased
		         electromagnetic products as their core technology.

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

	    (vii) One customer, General Electric Company, accounted for
		         approximately 17% of consolidated sales during the fiscal year ended September 30, 1997. Seven other
     		    customers in total accounted for approximately 17% of
		         consolidated sales in the fiscal year ended September
     		    30, 1997.  Sales to these customers involve several
		         autonomous divisions and agencies.  Products are
     		    supplied on the basis of individual purchase orders and contracts. There are no other material
		         relationships between the Company and such customers.

	   (viii) The Company's management believes that unfilled orders
		         are not necessarily an indicator of future shipment levels. As customers demand shorter lead times and
     		    flexibility in delivery schedules, they have also
		         revised their purchasing practices.  As a result,
     		    notification of firm orders may occur only within
		         thirty to sixty days of delivery.

	     	    Consequently, the backlog of unfilled orders at fiscal
		         year-end cannot be relied upon as a valid indication
     		    of sales or profitability in a subsequent year.

		         Unfilled orders at September 30, 1997 totaled
     		    $152,034,000, a 30% decline from $218,020,000 as of
		         September 30, 1996.  This decline was primarily caused
     		    by changes in customers' purchasing practices and is
		         not necessarily an indicator of future sales levels,
     		    as noted above.  Of the September 30, 1997 total,
		         $124,673,000 is currently scheduled for delivery in
     		    fiscal year 1998.

	     (ix) The Company does business with various U.S. government
		         agencies, principally in the defense area, as both a
     		    prime contractor and a subcontractor.  Substantially
		         all contracts are firm fixed price and may require
     		    cost data to be submitted in connection with contract
		         negotiations.  The contracts are subject to government
     		    audit and review.  It is anticipated that adjustments,
		         if any, with respect to determination of reimbursable
     		    costs, will not have a material effect on the
		         Company's financial condition.  Substantially all of
     		    the Company's business, including both commercial and
		         government contracts, is subject to cancellation by
     		    the customer.  The military portion of all shipments
		         has declined from approximately 10 percent of total
     		    company shipments in fiscal 1996 to 9.3 percent in
		         fiscal 1997.  Military shipments are principally made
     		    by the Company's Aircraft Controls group.

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

	     (xi) Information with respect to research and development
		         is set forth in Note A to the consolidated financial statements on Page 24 of the registrant's 1997 Annual
     		    Report and is hereby incorporated by reference. The Company's products, whether proposed by the Company or
		         requested by a customer, are offered for sale as
     		    proprietary designs and products of the Company.
		         Consequently, all activities associated with basic
     		    research, the development of new products and the
		         refinement of existing products are Company-sponsored.
     		    See also (c)(ii) of this section for information
		         relative to development efforts by the Company's
     		    GENXON(tm) Power Systems, LLC joint venture.

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

	   (xiii) Information with respect to the number of persons employed by the Company is set forth in the "Summary
		         of Operations/Ten Year Record" on Page 35 of the
     		    registrant's 1997 Annual Report and is hereby
		         incorporated by reference. As of November 30, 1997,
     		    3,271 members were employed by the Company.

	   (d) Company Operations
      	 Information with respect to operations in the United
     		 States and other countries is set forth in Note N to the
		      consolidated financial statements on Page 31 of the
     		 registrant's 1997 Annual Report and is hereby incorporated by reference. Management is of the opinion there are no unusual risks attendant to the conduct of its operations in other countries.

Executive Officers of the Registrant


John A. Halbrook, age 52, is chairman and chief executive officer of the Company and was elected to this position in January 1995. He was elected chief executive officer in November 1993 and served as president from November 1991 until January 1995. He also served as chief operating officer from November 1991 until November 1993.

Stephen P. Carter, age 46, is vice president, chief financial officer and treasurer of the Company and was elected to this position in January 1997. He was elected vice president and treasurer in September 1996 and was previously assistant treasurer since 1994. He has been employed by the Company in management positions for the last five years.

Charles F. Kovac, age 41, was elected vice president of the Company and general manager of the Industrial Controls group in August 1996. He has been employed in management positions for the last five years.

Gary D. Larrew, age 47, was elected vice president of the Company and manager of Business Development in June 1997. He has been employed by the Company in management positions for the last five years.

C. Phillip Turner, age 57, is a vice president of the Company and general manager of the Aircraft Controls group. He was elected vice president in 1988.

Carol J. Manning, age 48, was elected secretary of the Company in June
1991.

All of the executive officers, unless otherwise noted, were elected to their present positions at the January 8, 1997 Board of Directors' meeting to serve until the organizational meeting of the Board of Directors to be held on January 14, 1998 or until their respective successors shall have been elected and qualified.

Item 2.  Properties

	   The registrant owns five plants located in the United States. Aircraft controls and related components are manufactured in Rockford and Rockton, Illinois plants and the Buffalo, New York plant. Activities related to overhaul and repair of aircraft controls and sales of spare parts take place in the Rockton, Illinois facility. Industrial controls are manufactured in the Fort Collins and Loveland, Colorado plants. Corporate offices are maintained at the Rockford, Illinois facility.

	   The registrant also has eleven facilities located overseas, that are predominantly utilized for manufacturing and servicing of industrial control systems, components and related products. Overseas manufacturing plants that are owned are located in Hoofddorp, The Netherlands and Tomisato, Chiba, Japan. The Company operates from leased plants in Reading, England; Rotterdam, The Netherlands; and Aken and Kelbra, Germany. Service shops are leased in Sydney, Australia; Kobe, Japan; Campinas, Sao Paulo, Brazil; Singapore; and Ballabgarh, Haryana, India. In addition, the Company plans to lease a facility in Prestwick, Scotland that will combine European aircraft product support services previously maintained in the Hoofddorp, The Netherlands and Reading, England facilities. Additional leased sales offices are maintained worldwide.

	   The Company also owns a plant in Stevens Point, Wisconsin that was closed in 1995. A portion of the plant is being leased to a Woodward supplier. This facility is currently listed for sale.

	   Management considers all facilities to be in excellent condition and all plants to have adequate production capacity available to satisfy the Company's customers' needs throughout the coming year.

Item 3.  Legal Proceedings

	   The Company is currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. For a further discussion of these issues refer to Note L to the consol-idated financial statements on page 30 of the registrant's 1997 Annual Report which is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Shareholders

	   There were no matters submitted during the fourth quarter of the year ended September 30, 1997 to a vote of shareholders, through the solicitation of proxies or otherwise.

Part II

Item 5.  Market for the Registrant's
	   Common Stock and Related Shareholder Matters

	   Information with respect to common stock price ranges and dividends is set forth on Pages 34 and 35 of the registrant's 1997 Annual Report and is hereby incorporated by reference. The Company's common stock is listed on the Nasdaq National Market and as of September 30, 1997, there were approximately 2,000 holders of record.

Item 6.  Selected Financial Data

	   Information with respect to this matter is set forth in the "Summary of Operations/Ten Year Record" on Page 35 of the registrant's 1997 Annual Report and is hereby incorporated by reference.

Item 7.  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations

	   Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth in the "Financial Summary and Analysis" on Pages 13 through 18 of the registrant's 1997 Annual Report and is hereby incorporated by reference.

	   Information with respect to forward-looking statements is set forth in the Introduction section of the "Financial Summary and
	   and Analysis" on page 13 of the registrant's 1997 Annual Report and is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

    The Company's Consolidated Financial Statements, the Notes thereto and the Report of Independent Accountants, as required hereunder, are set forth on Pages 20 through 34, inclusive, of the 1997 Annual Report, and are incorporated herein by reference as set forth in Item 14 of this document and filed as Exhibit 13 to this Form 10-K. The Company's Financial Statement Schedule and related Report of Independent Accountants, as required hereunder, is further set forth in Item 14 of this document and is hereby incorporated by reference.

    Separate Financial Statements and Report of Independent Accountants of Genxon(tm) Power Systems, L.L.C., the Company's fifty percent-owned joint venture, which is not consolidated, is further set forth in Item 14 of this document and is hereby incorporated by reference.

Item 9.  Changes in and Disagreements with
	   Accountants on Accounting and Financial Disclosure

	   The accounting firm of Coopers & Lybrand L.L.P. has been engaged as independent accountants since 1940. There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure.

Part III

Item 10.  Directors and Executive Officers of the Registrant

          Information with respect to directors and executive officers, except for information which appears in Part I of this document, is set forth in the registrant's proxy statement dated December 4, 1997, which was filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year ended September 30, 1997, and is made a part hereof.

Item 11.  Executive Compensation

	    Information with respect to executive compensation is set forth under the caption "Executive Compensation" on Pages 9 through 12 of the registrant's proxy statement dated
	    December 4, 1997,  which is made a part hereof.

Item 12.  Security Ownership of Certain
	    Beneficial Owners and Management

	    Information with respect to security ownership of certain beneficial owners and management is set forth under the captions "Security Ownership of Principal Holders and Executive Officers" and "Election of Directors" on Pages 6 through 8 of the registrant's proxy statement dated December 4, 1997, which is made a part hereof.

Item 13.  Certain Relationships and Related Transactions

	    Information with respect to certain relationships and related transactions is set forth under the caption "Compen-sation Committee Interlocks and Insider Participation" on Page 12 of the registrant's proxy statement dated December 4, 1997, which is made a part hereof.

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

Incorporated by reference to the
registrant's annual report to shareholders for the fiscal year ended September 30, 1997 and filed as Exhibit 13 to this Form 10-K:

Statements of Consolidated Earnings for
the years ended September 30, 1997,
1996 and 1995					                                                 			20

Consolidated Balance Sheets
at September 30, 1997 and 1996					                                   21

Statements of Consolidated Shareholders'
Equity for the years ended September 30,
1997, 1996 and 1995				  	                                          		22

Statements of Consolidated Cash Flows
for the years ended September 30,
1997, 1996 and 1995	                                            						23

Notes to Consolidated Financial Statements 			                        24-31

Report of Independent Accountants					                                33

Selected Quarterly Financial Data                                     34

Included herein:

Separate Financial Statement of Subsidiaries
Not Consolidated and Fifty Percent-or-Less-
Owned Persons:

GENXON(tm) Power Systems, L.L.C. Financial
Statements and Report of Independent
Accountants for the period from
October 21, 1996 (date of inception)
to September 30, 1997					                          S-1 - S-11


Financial Statement Schedule:

Report of Independent Accountants			                S-12

II.  Valuation and Qualifying Accounts	            	S-13


Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes therein.

Item 14 (Con't)

Exhibits, Financial Statement
Schedule, and Reports on Form 8-K (continued)


(b)There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1997.

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

				                                        		One amendment to the Articles
                                        						of incorporation effective
                                        						January 23, 1997 is filed
                                        						herewith.

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

Item 14 (Con't)

Exhibits, Financial Statement
Schedule, and Reports on Form 8-K (continued)

	  (3) Articles of incorporation 	            One amendment to the by-laws
       and by-laws (continued)	               effective June 22, 1994 is
                                          				set forth	in exhibits filed
                                              with Form	10-K for the fiscal
                                              year ended	September 30, 1994
                                              and is	hereby incorporated by
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

	                                        					Two amendments to the by-laws
                                         					effective January 15, 1996 and
                                        						January 23, 1996 are set forth
                                        						in exhibits filed with Form
                                        						10-K for the fiscal year ended
                                        						September 30, 1996 and are
                                        						hereby incorporated by
                                        						reference.

	                                        					One amendment to the by-laws
                                        						effective June 25, 1997 is
                                         					filed herewith.

	  (4) Instruments defining the  	            Instruments with respect to
	      rights of security holders,            long-term debt and the ESOP
  	    including indentures		                 debt guarantee are not being
                                        						filed as they do not
                                        						individually exceed 10
                                        						percent of the registrant's
                                        						assets.  The registrant
                                        						agrees to furnish a copy of
                                        						each such instrument to the
                                        						Commission upon request.

  (11) Statement re computation 	             Filed as an exhibit hereto.
  	    of per share earnings

	 (13) Annual report to 		                    Except to the extent
  	    shareholders for the  	                specifically incorporated
  	    fiscal year ended 		                   herein by reference, said
  	    September 30, 1997		                   report is furnished solely
                                        						for the information of the
                                        						Commission and is not deemed
                                        						"filed" as part of this
                                        						report.

	 (21) Subsidiaries of the 	                  Filed as an exhibit hereto.
  	    registrant

	 (23) Consent of Independent	                Filed as an exhibit hereto.
  	    Accountants

	 (27) Financial data schedule	               Filed as an exhibit hereto.

  (99) Additional exhibit - description       Filed as an exhibit hereto.
       of annual report graphs

SIGNATURES

This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the financial statements referenced herein have been prepared in accord-ance with such rules and regulations and with generally accepted accounting principles, by officers and worker members of Woodward Governor Company. This has been done under the general supervision of Stephen P. Carter, vice president, chief financial officer and treasurer. The consolidated financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants, as indicated in their report in the annual report to shareholders for the fiscal year ended September 30, 1997.

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

				WOODWARD GOVERNOR COMPANY

	/s/ John A. Halbrook            		Director, Chairman of
	    John A. Halbrook				          the Board and Chief
                           								Executive Officer

	/s/ Stephen P. Carter            	Vice President, Chief
	    Stephen P. Carter				         Financial Officer and
								                           Treasurer
	Date 12/18/97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature	 	  	      Title	            Date

    /s/ J. Grant Beadle      Director
	       J. Grant Beadle

    /s/ Carl J. Dargene	     Director	     December 18, 1997
	       Carl J. Dargene

   /s/  Lawrence E. Gloyd    Director	     December 18, 1997
     	  Lawrence E. Gloyd

   /s/  Thomas W. Heenan     Director
     	  Thomas W. Heenan

   /s/  J. Peter Jeffrey     Director
	       J. Peter Jeffrey

   /s/  Vern H. Cassens      Director	     December 18, 1997
        Vern H. Cassens

   /s/  Michael T. Yonker    Director	     December 18, 1997
        Michael T. Yonker

NOTE: THE FOLLOWING FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT ACCOUNTANTS OF THE REGISTRANT'S FIFTY PERCENT-OWNED JOINT VENTURE, WHICH IS NOT CONSOLI-DATED, IS REQUIRED TO BE FILED AS PART OF THIS FORM 10-K IN ACCORDANCE WITH REGULATION S-X, RULE 3-09.



GENXON POWER SYSTEMS, L.L.C.
(a Delaware limited liability company)

FINANCIAL STATEMENTS

for the period from October 21, 1996
(date of inception) to September 30, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Managers and Members
GENXON Power Systems, L.L.C.:

We have audited the accompanying balance sheet of GENXON Power Systems, L.L.C. (a Delaware limited liability company) as of September 30, 1997, and the related statements of operations, members' capital and cash flows for the period from October 21, 1996 (date of inception) to September 30, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GENXON Power Systems, L.L.C. as of September 30, 1997, and the results of its operations and its cash flows for the period from October 21, 1996 (date of inception) to September 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Coopers & Lybrand L.L.P.
San Jose, California
October 17, 1997

GENXON POWER SYSTEMS, L.L.C.
(a Delaware limited liability company)
BALANCE SHEET, September 30, 1997

ASSETS

Current assests:
Cash and cash equivalents		                  $   54,366
Inventory					                                  233,977
Prepaid expenses				                            358,482
Total current assets			                         646,825

Property and equipment			                       557,362

Total assets				                             $1,204,187

LIABILITIES AND MEMBERS'CAPITAL

Current liabilities:
Payable to Woodward Governor Company	        $	 89,483
Payable to Catalytic Combustion Systems, Inc. 	315,580
Accounts payable			                          1,852,014
Accrued liabilities				                        433,261

Total current liabilities		                  2,690,338

Commitments and contingencies (Note 3)

Members' capital			                         (1,486,151)

Total liabilities and members' capital	     $1,204,187

The accompanying notes are an integral part of these financial statements.


GENXON POWER SYSTEMS, L.L.C.
(a Delaware limited liability company)
STATEMENT OF OPERATIONS
for the period from October 21, 1996
(date of inception) to September 30, 1997
Revenues:
Research contract			                            $	268,000

Operating expenses:
Research and development		                      8,656,442
Selling, general and administrative expenses    2,147,797
					                                          10,804,239

Loss from operations			                       (10,536,239)

Other income (expense):
Interest income, net				                           50,088
Net loss				                                 $(10,486,151)

The accompanying notes are an integral part of these financial statements.

GENXON POWER SYSTEMS, L.L.C.
(a Delaware limited liability company)


STATEMENT OF MEMBERS' CAPITAL
for the period from October 21, 1996
(date of inception) to September 30, 1997

			                      Woodward  	  Catalytica
			                       Governor	   Combustion
			                       Company    Systems, Inc.	     Total
Capital contributions  $ 7,100,000	 $  1,900,000     $ 9,000,000

Net loss	               (8,243,076)   (2,243,075)    (10,486,151)

Members' capital,
  September 30, 1997   $(1,143,076)	$   (343,075)    $(1,486,151)


The accompanying notes are an integral part of these financial statements.

GENXON POWER SYSTEMS, L.L.C.
(a Delaware limited liability company)

STATEMENT OF CASH FLOWS
for the period from October 21, 1996
(date of inception) to September 30, 1997

<CAPTION
Cash flows from operating activities:
Net loss				                                     $(10,486,151)
Adjustments to reconcile net loss to net
    cash used in operating activities:
  Changes in assets and liabilities:
    Inventory					                                   (233,977)
    Prepaid expenses			                              (358,482)
    Payable to members			                             405,063
    Accounts payable			                             1,852,014
    Accrued liabilities			                            433,261

Net cash used in operating activities	             (8,388,272)

Cash flows from investing activities:
  Acquisition of property and equipment		            (557,362)

Cash flows from financing activities:
  Members' capital contributions		                  9,000,000

Net increase in cash and cash equivalents	             54,366

Cash and cash equivalents, beginning of period		         -

Cash and cash equivalents, end of period	          $   54,366

The accompanying notes are an integral part of these financial statements.


GENXON POWER SYSTEMS, L.L.C.
(a Delaware limited liability company)
NOTES TO FINANCIAL STATEMENTS

1.Formation and Business of the Company:

  GENXON Power Systems, L.L.C. (the Company), a Delaware limited liability company, was formed on October 21, 1996 to develop and sell products and services to a wide range of users of out-of-
  warranty gas turbines which require reductions in emissions,
  overhaul   or upgrade.  Except as provided for in the Limited
  Liability Operating Agreement, the existence of the Company will be perpetual.

  Investor members in GENXON Power Systems, L.L.C. received a percent-age interest in the Company based on the amount of cash and the agreed-upon fair value of certain technology licenses contributed to the Company. There were two initial investor members, each receiving a 50 percent interest in the Company. Their initial capital commitments were as follows:


	               		              Cash	     Technology
	 	            	             Commitment	   Licenses	     Total
Catalytica Combusions
 Systems, Inc.
(Catalytica)			              $2,000,000	  $8,000,000 	$10,000,000
Woodward Governor Company
(Woodward)	                  $8,000,000	  $2,000,000	 $10,000,000

  At September 30, 1997, each member had contributed its agreed-upon technology licenses and cash in the total amount of $9 million. Subsequent to year-end, the members contributed the balance of their initial cash commitment and an additional $1,200,000 in cash. Additional future cash contributions will be at the discretion of each of the members, but will generally be in proportion to their respective percentage interests in the Company and will be governed by the terms of the Operating Agreement. For financial statement purposes only, the fair value of the technology licenses has not been recorded.

   The Operating Agreement generally provides that profits and losses in any fiscal year, or other applicable period, shall be allocated to each member in proportion to their respective percentage interest. In the event that a member's cumulative capital account, including the fair value of the technology licenses contributed, is reduced to zero, losses will be reallocated to members having positive capital account balances until all members' capital accounts have been reduced to zero. Thereafter, losses will again be allocated to the members based on their respective percentage interests. Such "reallocated" losses shall first be restored by an allocation of profits before any additional profits are allocated to the members. Under the terms of the Operating Agreement, the Company is required to make cash distributions to each member in the amount of the estimated tax liability for the net taxable income and gains allocated to such member during the fiscal year. Any additional distributions of cash or property will be at the discretion of the Board of Managers as provided for in the Operating Agreement. At September 30, 1997, cumulative capital account balances determined in accordance with the Operating Agreement are as follows:


			        	                    Catalytica     Woodward	      Total
Cash contributed			             $1,900,000    $7,100,000   $ 9,000,000
Technology licenses contributed  8,000,000     2,000,000    10,000,000
Allocation of net loss		        (5,243,075)   (5,243,076)  (10,486,151)
Capital account balances	       $4,656,925    $3,856,924   $ 8,513,849


2. Summary of Significant Accounting Policies:

   Basis of Presentation:

   The Company's financial statements have been prepared on a basis of accounting assuming that it is a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported a net loss for the period from October 21, 1996 (date of inception) to September 30, 1997 in the amount of $10,486,151. Management plans to obtain additional capital contributions from its members or other additional investors to meet its current and ongoing obligations. Continued existence of the Company is dependent on the Company's ability to ensure the availability of adequate funding and the establishment of profitable operations. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

   Use of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents:

   The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Substantially all of the Company's excess cash is invested in money market accounts with a major investment company.

   Fair Value of Financial Instruments:

   Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

   Inventory:

   Inventory, consisting of purchased and manufactured parts to be used in the overhaul and upgrade of gas turbine engines, is stated at the lower of cost or market.

   Property and Equipment:

   Property and equipment are stated at cost and will be depreciated using the straight-line method over their estimated useful lives, generally 3 to 10 years. Gains and losses from the disposal of property and equipment will be taken into income in the year of disposition. At September 30, 1997, property and equipment consists solely of tooling costs incurred in the construction of the Company's manufacturing equipment. As this equipment has not yet been completed or placed in service, no depreciation costs have been recorded.

   Income Taxes:

   The financial statements include no provision for income taxes since the Company's income and losses are reported in the members' separate tax returns.

   Recent Accounting Pronouncements:

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for its fiscal year 1999, with reclass-ification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in members' capital except those resulting from investments or contributions by members. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

   In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Informa-tion. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

3. Commitments and Contingencies:

   The Company entered into an exclusive agreement with Agilis Group, Inc. (Agilis) to provide assistance and advice in the development and design of the combustor and combustor related hardware for the Company's proprietary catalytic combustion technology. Under the terms of the agreement, Agilis has responsibility as to the details, methods, and means of performing its services. Subject to the Company's approval and on its behalf, Agilis may enter into purchase commitments and contracts with outside vendors to provide materials and services to complete the projects. At September 30, 1997, the Company has approximately $2.3 million in open purchase commitments through Agilis. The agreement will expire on the later of the completion of all services described in the agreement or December 31, 1999, unless extended in writing and agreed to by both parties.

   The Company has entered into a technical services agreement with the City of Glendale, California to retrofit an FT4 gas turbine engine which was provided by the City. Under the terms of the agreement, the retrofit will include adding the Company's proprietary combustion system and a digital control system for a total turnkey price of $700,000, and must be completed by December 1998. In the event that the Company is unable to complete the agreed upon retrofit on time or damages the engine in the process, the agreement requires the Company to return the engine to its original state or replace it with a similar engine, for which the Company has recorded a reserve of $134,000.

4. Related Party Transactions:
   The Company has entered into a services agreement with Catalytica and Woodward to provide the Company with management support,
   technical services support and administrative services.   For the
   period from October 21, 1996 (date of inception) through September 30, 1997, the Company incurred general and administrative support costs from Catalytica in the amount of $1,355,308 and research and development costs totaling $3,450,077. For the same period, the Company incurred $65,192 of general and administrative support costs from Woodward and $513,487 for research and development services.

   The Company has also entered into supply agreements with both Catalytica and Woodward to supply combustion system products and control system products to be used by the Company in its business of retrofitting installed and operating gas turbine engines.

REPORT OF INDEPENDENT ACCOUNTANTS




Shareholders and Worker Members
Woodward Governor Company


Our report on the consolidated financial statements of Woodward Governor Company and Subsidiaries has been incorporated by reference in this Form 10-K from Page 33 of the 1997 Annual Report to Share-holders and Worker Members of Woodward Governor Company and Subsid-iaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 11 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.
Chicago, Illinois
November 8, 1997


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
for the years ended September 30, 1997, 1996 and 1995
(In thousands of dollars)
<CAPTION
        Col. A             Col. B          Col. C         Col. D    Col. E

                                     Additions
                          Balance              Charged to           Balance
                         Beginning  Costs and     Other             at End
     DESCRIPTION          of Year   Expenses    Accounts  Deduct.   of Year
1997:
      Allowance for
      Doubtful accounts     $2,755      $539       $136    $673     $2,757

1996:
      Allowance for
      Doubtful accounts     $4,605      $937        $50  $2,837     $2,755

1995:
      Allowance for
      Doubtful accounts     $3,021    $2,192        $32    $640     $4,605



NOTE:
    (A) Represents accounts written off during the year and also overseas currency translation adjustments that increased the deduction from reserves by $134 in 1997 and $99 in 1996 and decreased the deduction from reserves by $80 in 1995.
	       Write-offs in 1996 were $1,864, with the remaining portion related to reduction of previously established reserves based on an overall assessment of accounts.
    (B) Recovery of accounts previously written-off.



