Form 10-Q
period 1997-12-31
WOODWARD GOVERNOR CO
filed 1998-02-13
CIK 108312

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549


	FORM 10-Q

{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the quarter ended December 31, 1997  Commission File #0-8408

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

				Yes   X     No
As of January 31,1998, 11,298,422 shares of common stock with a par value of .00875 cents per share were outstanding

	WOODWARD GOVERNOR COMPANY
	FORM 10-Q
	For the Quarter Ended December 31, 1997


	INDEX


Description


Part I.	Financial Information

	Item 1.	Financial Statements

			Statements of Consolidated Earnings for the three months ended December 31, 1997 and 1996

			Consolidated Balance Sheets as of
			December 31, 1997 and September 30, 1997

			Statements of Consolidated Cash Flows for the three months ended December 31, 1997 and 1996

			Notes to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations


Part II.  Other Information


Signatures


STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended December 31, 1997 and 1996
(in thousands except per share amounts)
(Unaudited)
	                                          1997           1996
Net billings for products and services		$98,140        $99,029

Costs and expenses:

    Cost of goods sold		                 73,059		71,257

    Sales, service and administrative
       expenses		                         18,719		16,643

    Other:
       Interest expense	                  $341 		  $569
       Interest income			  (199)            (96)
       Other expense, net	 	   746 	    888  1,160 	 1,633

Total costs and expenses		 	 92,666 	89,533

Earnings before income taxes and
     equity in loss of unconsolidated affiliate	  5,474 	 9,496

Income taxes		                          2,135 	 3,703

Earnings before equity in loss of
     unconsolidated affiliate		          3,339          5,793

Equity in loss of unconsolidated affiliate,
     net of tax		                           (881)	  (655)

Net earnings		 			 $2,458 	$5,138

Basic and diluted earnings per share		 $ 0.21		$ 0.44

Average number of shares outstanding		 11,448 	11,548

Cash dividends per share		 	$0.2325        $0.2325

See accompanying notes to consolidated financial statements.


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
                       		           DECEMBER	SEPTEMBER
		                           31, 1997	 30, 1997
	                                  (Unaudited)
Assets
  Current assets:
     Cash and cash equivalents		    $12,176 	 $14,999
     Accounts receivable, less allowance
       for losses of $2,944 for December
       and $2,757 for September		     70,894 	  91,806
     Inventories 		             86,321 	  83,249
     Deferred income taxes		     19,651 	  19,651
          Total current assets		    189,042 	 209,705

  Property, plant and equipment, at cost:
     Land		  		      5,614 	   5,842
     Buildings and improvements		    119,260 	 119,997
     Machinery and equipment		    191,200 	 188,758
     Construction in progress		      1,474 	   2,270
					    317,548 	 316,867
     Less allowance for depreciation	    208,525 	 205,919
     Property, plant and equipment - net    109,023      110,948
  Intangibles and other assets		      9,806 	   8,933
  Deferred income taxes		             18,492 	  18,524

Total assets	 			   $326,363 	$348,110

Liabilities and shareholders' equity
  Current liabilities:
     Short-term borrowings		     $8,378 	  $7,908
     Current portion of long-term debt	      4,979 	   4,979
     Accounts payable and accrued expenses   45,488       64,824
     Taxes on income		  	      5,219 	   7,167
         Total current liabilities	     64,064       84,878
  Long-term debt, less current portion       17,698       17,717
  Other liabilities		             34,901 	  34,901
  Commitments and contingencies		          -	       -

  Shareholders' equity represented by:
     Preferred stock		 		  -            -
     Common stock		                106          106
     Additional paid-in capital		     13,293       13,283
     Unearned ESOP compensation		    (12,152)     (12,128)
     Currency translation adjustment	      8,573        9,391
     Retained earnings		            215,100 	 215,211
 					    224,920 	 225,863
     Less treasury stock, at cost	     15,220 	  15,249
					    209,700 	 210,614

Total liabilities and shareholders' equity $326,363 	$348,110

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
for the three months ended December 31, 1997 and 1996
(in thousands of dollars)
(Unaudited)
 		                                 1997 	      1996
Cash flows from operating activities:
Net earnings					$2,458 	     $5,138

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
Depreciation and amortization		         6,404 	      6,033
Equity in loss of unconsolidated affiliate       1,445        1,074
Changes in assets and liabilities:
  Accounts receivable				20,741 	      9,949
  Inventories					(2,586)	     (4,155)
  Current liabilities, other than short-term
    borrowings and current portion of
    long-term debt	  		       (20,349)	     (8,745)
  Other, net	   				(1,308)      (1,193)
Total adjustments		 		 4,347 	      2,963
Net cash provided by operating activitie         6,805        8,101

Cash flows from investing activities:
Payments for purchase of property, plant
  and equipment				        (4,677)      (4,890)
Investment in unconsolidated affiliate		(1,300)	     (2,500)
Other		   				    67 	       (137)
Net cash used in investing activities		(5,910)	     (7,527)

Cash flows from financing activities:
Cash dividends paid				(2,662)	     (2,685)
Proceeds from sales of treasury stock		    24 	          -
Purchases of treasury stock		    	     -	       (136)
Payments of long-term debt		           (19)	        (18)
Short-term borrowings net proceeds (payments)	   531 	     (1,204)
Tax benefit applicable to ESOP dividend		    93 	         91
Net cash used in financing activities		(2,033)	     (3,952)
Effect of exchange rate changes on cash		(1,685)	       (582)

Net change in cash and cash equivalents		(2,823)      (3,960)

Cash and cash equivalents, beginning of year	14,999 	     13,070

Cash and cash equivalents, end of period	12,176        9,110

Supplemental cash flow information:
  Interest expense paid 		          $235         $388
  Income taxes paid		                $3,629 	       $834

See accompanying notes to consolidated financial statements.




	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The consolidated balance sheet as of December 31, 1997, and the statements of consolidated earnings and cash flows for the three month periods ended December 31, 1997 and 1996, have been prepared by Woodward Governor Company (the Company), without audit. The September 30, 1997 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of December 31, 1997, and the results of its operations for the three months ended December 31, 1997 and 1996, and cash flows for the three months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1997 Annual Report on Form 10-K and should be read in conjunction with the Notes to
Consolidated Financial Statements therein.   The statement of
consolidated earnings for the three month period ended December 31, 1997 is not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2) The following is a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share:


				      Three Months Ended December 31,
(in 000's except per share amounts)          1997           1996


Net earnings (numerator)                     $  2,458        $  5,138

Basic Earnings per Share:
Weighted average number of common
   shares (denominator)                        11,448          11,548

Basic per share amount                       $    .21        $    .44

Diluted Earnings per Share:
Weighted average number of common
   shares                                      11,448          11,548

Effect of dilutive securities:
   Stock options                                   52              28

Diluted weighted average number of
   common shares (denominator)                 11,500          11,576

Diluted per share amount                     $    .21        $    .44

Options to purchase 20,000 shares of common stock at $34.875 per share and 1,000 shares of common stock at $33.75 per share were outstanding during the quarter ended December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the quarter.

PART I - ITEM 2

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's financial performance for the first quarter of fiscal 1998 was below the strong results reported for the same period a year ago. Lower than anticipated shipments, coupled with costs that do not vary with shipment levels, were the principal reasons for the less than favorable results. The Company's quarterly results are not necessarily indicative of underlying trends or of results to be expected for future quarters or the full fiscal year. Management believes that bookings, production and shipment patterns are best viewed over longer time periods rather than in a single quarter.

Results of Operations

Net billings for products and services in the quarter ended December 31, 1997 were $98,140,000, slightly below the $99,029,000 reported a year ago. Aircraft Controls' shipments of $42,104,000 rose 5 percent from a year ago. Shipments by the Industrial Controls group fell 5 percent to $56,036,000, as shipments were particularly strong in last year's first quarter. Temporary production delays, short-term customer demand fluctuations, and the impact of a strong U.S. dollar were the primary reasons for the lower than expected shipment levels.

Total costs and expenses were $92,666,000, an increase of $3,133,000, or 3 percent from a year ago. Costs of goods sold totaled $73,059,000 in the first quarter of fiscal 1998, an increase of $1,802,000 or 2.5 percent from the prior year quarter. As a percent of shipments, cost of goods sold was 74 percent versus 72 percent a year earlier. These higher product costs were mainly due to increased product development efforts, on-going process improvement programs and higher labor costs. Sales, service and administrative expenses increased $2,076,000 or 12 percent over the prior year quarter primarily due to higher labor costs, new business development efforts and start-up costs related to the Aircraft Controls' Prestwick, Scotland service facility.

Earnings before the effect of the GENXON(tm) Power Systems, LLC joint venture were $3,339,000 compared with $5,793,000 a year earlier. Including Woodward's share of GENXON's losses in both periods, net earnings were $2,458,000, or $0.21 per share, in the current year quarter compared with $5,138,000, or $0.44 per share, a year ago.

With direct sales from Asia accounting for only 10 percent of total net shipments, the Asian economic weakness, so far, has had only a limited effect on Woodward. In Japan, where the Company has its largest Asian presence, shipments in the first quarter were well ahead of the prior year quarter. While these shipment levels are encouraging, it is still too early to understand the full impact the Asian crisis may have on Woodward's business as a whole. In addition to direct sales, the Company also indirectly sells many products to Asian customers through U.S. and European equipment manufacturers. Management will continue to monitor these relationships and the Asian marketplace.

The Company's effective tax rate for the three months ended December 31, 1997 and 1996 was the same at 39 percent. The effective tax rate for the fiscal year ended September 30, 1997 was 38.6 percent.

Quarterly financial variability notwithstanding, management is encouraged by the marketplace demands for many of the Company's products. Aircraft Controls' strategy is to move beyond its core fuel metering product line to components and systems that make up the broader engine fuel delivery system. Industrial Controls is focusing resources on engine and turbine control markets in which there has been the greatest success, and de-emphasizing markets that do not meet its financial objectives. Management continues to view GENXON as an investment which, over time, should provide a competitive advantage for Woodward in supplying controls to the turbine retrofit market.

Financial Condition

The financial condition of the Company remained strong as of December 31, 1997, with total shareholders' equity of $209,700,000 and long-term debt of $17,698,000, which was less than 8 percent of total capital.

Cash balances decreased $2,823,000 to $12,176,000 at December 31, 1997 when compared to September 30, 1997. Accounts receivable totaled $70,894,000 at December 31, 1997 as compared to $91,806,000 at
September 30, 1997. This balance reduction was caused by higher shipment levels in September, resulting in a greater level of receivables as of the last fiscal year-end. Total inventories were $86,321,000 at December 31, 1997 as compared to $83,249,000 at
September 30, 1997, an increase of $3,072,000 due partially to customer demand fluctuations and temporary production delays. Property, plant and equipment - net has decreased $1,925,000 since September 30, 1997 due to capital expenditures being less than depreciation. Accounts payable and accrued expenses decreased to $45,488,000 at December 31, 1997 from $64,824,000 as of September 30,
1997, due mainly to higher business levels in September and the payment of annual member benefit balances.

On January 14, 1998 the Board of Directors declared a quarterly dividend of twenty-three and one quarter cents ($.2325) per share. The dividend is payable on March 2, 1998 to shareholders of record at the close of business on February 2, 1998.

Year 2000 Project

The Company has formed a Year 2000 Task Force with representatives from each business unit and location. This task force is charged with the responsibility of determining and coordinating the action necessary to provide uninterrupted, normal operation of business-critical systems before, during, and after Year 2000. The Company is also encouraging similar compliance from customers, suppliers, and partners, as appropriate, and will work with them to help achieve this goal. Management believes that total costs associated with Year 2000 issues will not have a material effect on the consolidated earnings of the Company.

New Accounting Pronouncements

On October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This new standard simplifies the calculations of earnings per share and requires presentation of both basic and diluted earnings per share on the Statements of Consolidated Earnings. Diluted earnings per share reflects the impact of outstanding stock options, if exercised. The Company's basic and diluted earnings per share were the same for the first fiscal quarters of both 1998 and 1997.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which become effective in fiscal year 1999. The Company has not yet determined the impact these new statements will have on the consolidated financial statements and related disclosures.

Forward-looking Statements

This quarterly report may contain forward-looking statements reflecting management's current expectations concerning shipment levels, business performance, joint venture outlook and growth prospects. These statements involve risks and uncertainties including changes in product demand, competition, effectiveness of process improvement programs, impact of currency exchange rate changes, and other factors discussed in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Actual future results and trends may differ materially from these expectations.

	PART II - OTHER INFORMATION



Item 4

At the January 14, 1998 annual meeting of the shareholders, two items were submitted to a vote.

(1) The re-election of three directors whose terms had expired. The results of the voting were as follows:

			Number of   Number of Shares	Number of
Director		Shares For  Against/Withheld	Abstentions

Vern H. Cassens		10,607,549	288,380		    None
Carl J. Dargene		10,658,763	237,166		    None
Thomas W. Heenan	10,639,411	256,518		    None


(2) Amendment to the Woodward Governor Company 1996 Long-Term Incentive Compensation Plan to provide a competitive level of stock options for the Company's senior managers and increase the level of participation in the stock option plan, including broadening the base of stock option participants in current business units as well as for additional management of future new businesses and ventures. The results of the voting on this item were as follows:

	   For		Against		Abstain

	7,533,644      2,026,314	576,383

In addition, broker non-votes totaled 770,148.


Item 6

(a) Exhibits
	 3.     Change in the By-laws
	27.	Financial data schedule

(b)  No Form 8-K was filed for the quarter ended December 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	WOODWARD GOVERNOR COMPANY






February 10, 1998	/s/ John A. Halbrook
	                John A. Halbrook, Chairman and
	                Chief Executive Officer



February 10, 1998       /s/ Stephen P. Carter
			Stephen P. Carter, Vice
	                President, Chief Financial
	                Officer and Treasurer