Form 10-Q
period 1998-03-31
WOODWARD GOVERNOR CO
filed 1998-05-14
CIK 108312

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q


{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the quarter ended March 31, 1998  Commission File #0-8408

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

				Yes   X     No

As of April 30, 1998, 11,299,325 shares of common stock with a par value of $.00875 cents per share were outstanding.

	WOODWARD GOVERNOR COMPANY
	FORM 10-Q
	For the Quarter Ended March 31, 1998


	INDEX


Description


Part I.	Financial Information

	Item 1.	Financial Statements

			Statements of Consolidated Earnings for the Three Months Ended March 31, 1998 and 1997

			Statements of Consolidated Earnings for the Six Months Ended March 31, 1998 and 1997

			Consolidated Balance Sheets as of
			March 31, 1998 and September 30, 1997

			Statements of Consolidated Cash Flows for the Six Months Ended March 31, 1998 and 1997

			Notes to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations


Part II.  Other Information


Signatures

`








WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended March 31, 1998 and 1997
(in thousands except per share amounts)
(Unaudited)
		                    1998 	 	1997
Net billings for products
   and services	                         $113,160 	     $106,546

Costs and expenses:

  Cost of goods sold		           81,563	       79,708

  Sales, service and
    administrative expenses	           19,412	       18,624

Other:
  Interest expense	        $444               $642
  Interest income	        (225)		   (294)
  Other expense, net	       1,269        1,488   980	        1,328

Total costs and expenses		  102,463	       99,660

Earnings before income taxes and
   equity in loss of unconsolidated
   affiliate	                           10,697               6,886

Income taxes			            4,314	        2,686

Earnings before equity in loss of
   unconsolidated affiliate	            6,383 	        4,200

Equity in loss of unconsolidated affiliate,
   net of tax			              968 		  770

Net earnings	 		           $5,415	       $3,430

Basic and diluted earnings per share	    $0.48	        $0.30

Average number of shares outstanding	   11,315 	       11,485

Cash dividends per share	          $0.2325 	      $0.2325

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the six months ended March 31, 1998 and 1997
(in thousands except per share amounts)
(Unaudited)
                       			1998 		1997
Net billings for products
  and services	                        $211,300 	    $205,575

Costs and expenses:

Cost of goods sold		         154,622	     150,965

Sales, service and administrative
  expenses			          38,131	      35,267

Other:
  Interest expense	     $785 		     $1,212
  Interest income	     (424)		       (390)
  Other expense, net	    2,015 	   2,376      2,140    2,962

Total costs and expenses		 195,129 	     189,194

Earnings before income taxes and
  equity in loss of unconsolidated
  affiliate	   			  16,171	      16,381

Income taxes			           6,449	       6,388

Earnings before equity in loss of
  unconsolidated affiliate		   9,722 	       9,993

Equity in loss of unconsolidated affiliate,
     net of tax			           1,849 	       1,425

Net earnings			          $7,873 	      $8,568

Basic and diluted earnings per share	   $0.69 	       $0.74

Average number of shares outstanding	  11,381 	      11,516

Cash dividends per share	          $0.465	      $0.465

See accompanying notes to consolidated financial statements.


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
		                        MARCH		SEPTEMBER
		                      31, 1998		 30, 1997
                                     (Unaudited)
Assets
  Current assets:
     Cash and cash equivalents	       $  7,727 	  $ 14,999
     Accounts receivable, less
        allowance for losses of $3,279
        for March and $2,757 for
        September		         81,454 	    91,806
     Inventories 		         89,177 	    83,249
     Deferred income taxes		 19,651 	    19,651
          Total current assets		198,009 	   209,705

  Property, plant and equipment, at cost:
     Land		                  5,607 	     5,842
     Buildings and improvements		119,100            119,997
     Machinery and equipment		191,408 	   188,758
     Construction in progress		  2,104 	     2,270
                         		318,219 	   316,867
     Less allowance for depreciation	211,224            205,919
  Property, plant and equipment - net	106,995 	   110,948
  Intangibles and other assets		  8,688              8,933
  Deferred income taxes		         18,490 	    18,524

Total assets	                       $332,182 	  $348,110

Liabilities and shareholders' equity
  Current liabilities:
     Short-term borrowings	       $ 10,295 	  $  7,908
     Current portion of long-term debt	  4,979 	     4,979
     Accounts payable and accrued
       expenses		                 52,466 	    64,824
     Taxes on income		          7,753 	     7,167
         Total current liabilities	 75,493             84,878
  Long-term debt, less current portion	 17,679 	    17,717
  Other liabilities		         34,901 	    34,901
  Commitments and contingencies		   -		      -

Shareholders' equity represented by:
  Preferred stock		           -		      -
  Common stock		                    106 	       106
  Additional paid-in capital		 13,297		    13,283
  Unearned ESOP compensation		(12,176)	   (12,128)
  Currency translation adjustment	  7,599 	     9,391
  Retained earnings		        215,356            215,211
                        		224,182            225,863
  Less treasury stock, at cost		 20,073             15,249
                         		204,109            210,614

Total liabilities and shareholders'
  equity	                       $332,182 	  $348,110

See accompanying notes to consolidated financial statements.


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
for the six months ended March 31, 1998 and 1997
(in thousands of dollars)
(Unaudited)
                                		1998 	    1997
Cash flows from operating activities:
Net earnings	  			     $  7,873 	  $  8,568

Adjustments to reconcile net earnings to
   net cash provided (used) by operating
   activities:
Depreciation and amortization	               12,643 	    11,877
Equity in loss of unconsolidated affiliate      3,082        2,336
Changes in assets and liabilities:
   Accounts receivable		                9,417 	     3,658
   Inventories		                       (6,520)	    (4,071)
   Current liabilities, other than
     short-term borrowings and current
     portion of long-term debt	              (12,760)	    (6,591)
   Other, net		                         (541)        (513)
       Total adjustments		        5,321 	     6,696

Net cash provided by operating activities      13,194 	    15,264

Cash flows from investing activities:
Payments for purchase of property, plant
   and equipment	                       (9,077)	    (8,015)
Investment in unconsolidated affiliate	       (2,975)      (3,500)
Other	                                          269 	      (243)
Net cash used in investing activities	      (11,783)	   (11,758)

Cash flows from financing activities:
Cash dividends paid	                       (5,289)	    (5,359)
Proceeds from sales of treasury stock	           39 	       184
Purchases of treasury stock	               (4,866)	    (3,761)
Payments of long-term debt		          (38)	       (24)
Net proceeds from short-term borrowings	        2,643	     6,553
Tax benefit applicable to ESOP dividend		  186 	       182
Net cash used in financing activities	       (7,325)	    (2,225)

Effect of exchange rate changes on cash	       (1,358)        (346)

Net change in cash and cash equivalents	       (7,272)	       935

Cash and cash equivalents, beginning of year   14,999       13,070

Cash and cash equivalents, end of period       $7,727      $14,005

Supplemental cash flow information:
  Interest expense paid 		         $889       $1,262
  Income taxes paid	                       $4,383       $2,369

See accompanying notes to consolidated financial statements.

	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The consolidated balance sheet as of March 31, 1998, and the statements of consolidated earnings and cash flows for the three and six month periods ended March 31, 1998 and 1997, have been prepared by the company without audit. The September 30, 1997 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the company's financial position as of March 31, 1998, and the results of its operations for the three and six month periods ended March 31, 1998 and 1997, and cash flows for the six months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the company's
1997 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The statements of consolidated earnings for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

Note 2: The following is a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share:


                                       Three Months        Six Months
                                          Ended               Ended
                                         March 31,          March 31,
(in 000's except per share amounts)   1998      1997      1998     1997

Basic Earnings per Share:
Net earnings                        $ 5,415   $ 3,430   $ 7,873   $ 8,568

Shares
  Weighted average common shares     11,315    11,485    11,381    11,516

Basic Earnings per Share            $  0.48   $  0.30   $  0.69   $  0.74

Diluted Earnings per Share:
Net earnings                        $ 5,415   $ 3,430   $ 7,873   $ 8,568

Shares
  Weighted average shares from above 11,315    11,485    11,381    11,516

  Add:  Additional dilutive effect
        of outstanding stock options     41        50        46        38

  Weighted average shares, as
    adjusted for dilution            11,356    11,535    11,427    11,554

Diluted Earnings per Share          $  0.48   $  0.30   $  0.69   $  0.74

The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter and year-to-date periods:

                             WEIGHTED
                             AVERAGE
                             EXERCISE
DATE           OPTIONS        PRICE

6/25/97          1,000        $33.75
10/1/97         20,000         34.88
11/17/97       138,340         32.25
1/14/98         55,701         32.00

	PART I - ITEM 2

	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Woodward's financial results for the second quarter of fiscal 1998 were significantly stronger than the first-quarter performance, boosting earnings for the first half of fiscal 1998 near the prior year level. The results also provide encouragement that performance targets for the full fiscal year are within reach.

Results of Operations

For the quarter ended March 31, 1998, net billings for products and services were $113,160,000, up 6 percent from $106,546,000 a year ago. Industrial Controls' shipments rose 7 percent to $64,046,000, benefiting from strength in engineered systems, particularly in international markets. In the Aircraft Controls group, growth in aftermarket business contributed to a 6 percent shipment increase over the prior year quarter, to $49,114,000.

Total costs and expenses for the quarter rose 3 percent over the same quarter in fiscal 1997, significantly less than the 6% growth in net billings. Improved profitability reflects the productivity gains as a result of quality and efficiency initiatives implemented over the last two years. In addition, margins were also enhanced by the relatively higher proportion of aftermarket shipments, which are at more favorable margins than shipments to original equipment manufacturers.

Overall, earnings before the effect of the GENXON(tm) Power Systems, LLC, joint venture were $6,383,000, or $0.56 per share, up 52 percent from $4,200,000, or $0.37 per share, a year ago. Net earnings advanced 58 percent to $5,415,000, or $0.48 per share, from $3,430,000, or $0.30 per share a year earlier.

For the first half of fiscal 1998, net billings for products and services increased 3 percent to $211,300,000 from $205,575,000 in the same period last year. Aircraft Controls' shipments were up 5 percent for the six-month period, while net billings by the Industrial Controls group rose 1 percent. Total costs and expenses grew at a slightly faster rate than shipments, primarily due to increased sales, service and administrative expenses. A portion of this increase is attributable to intensified new business development efforts, as well as start-up costs related to Aircraft Controls' new aftermarket support facility in Prestwick, Scotland, which opened during the second quarter. Earnings for the first half of the fiscal year, before Woodward's share of GENXON's loss, were $9,722,000, or $0.85 per share, slightly below last year's $9,993,000, or $0.87 per share. Including the effect of GENXON, net earnings for the six months were $7,873,000, or $0.69 per share, compared with $8,568,000, or $0.74 per share last year.

Although the principal markets are expected to remain highly competitive, management is cautiously optimistic about the outlook for the balance of fiscal 1998. While the company's Asian business has not yet been significantly affected by the economic weakness in the Pacific

Rim region, it expects the impact may become more noticeable in the second half of the fiscal year.

Financial Condition

Cash and cash equivalents decreased to $7,727,000 at March 31, 1998 from $14,999,000 at September 30, 1997 due to additional inventory purchases and payment of accounts payable and member benefits. Working capital totaled $122,516,000 at March 31, 1998, a decline of $2,311,000 since September 30,
1997. The current ratio, however, increased to a strong 2.62 at March 31, 1998 compared to 2.47 as of the prior fiscal year-end. Accounts receivable totaled $81,454,000 at March 31, 1998 compared to $91,806,000 at September 30, 1997. The higher level of receivables as of last fiscal year end was caused by higher level of shipments in September. Inventories increased from $83,249,000 at September 30, 1997 to $89,177,000 at March 31, 1998 due
partly to the additional inventory needed to meet anticipated product demand over the next several months. Property, plant and equipment - net decreased to $106,995,000 at March 31, 1998 from $110,948,000 at September 30, 1997, due to capital expenditures being less than depreciation. Accounts payable and accrued expenses decreased to $52,466,000 at March 31, 1998 from $64,824,000 at September 30, 1997 due in part to reductions in accounts payable and member benefit accruals.

On March 26, 1998, the Board of Directors declared a quarterly dividend of twenty-three and one-quarter cents ($.2325) per share. The dividend is payable on June 1, 1998 to shareholders of record at the close of business on May 8, 1998.

Year 2000 Project

The Company has formed a Year 2000 Task Force with representatives from each business unit and location. This task force is charged with the responsibility of determining and coordinating the action necessary to provide uninterrupted, normal operation of business-critical systems before, during and after Year 2000. The Company is also encouraging similar compliance from customers, suppliers and partners, as appropriate, and will work with them to help achieve this goal. Currently, the Task Force is in the latter parts of the Assessment/Discovery phase of the project and will be moving into the Delivery/Execution phase, which is currently scheduled to be completed well in advance of December 31, 1999. Management believes that total costs associated with Year 2000 issues will not have a material effect on the consolidated earnings of the Company.

New Accounting Pronouncements

On October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This new standard simplifies the calculations of earnings per share and requires presentation of both basic and diluted earnings per share on the Statements of Consolidated Earnings. Diluted earnings per share reflects the impact of outstanding stock options, if exercised. The Company's calculation of diluted earnings per share did not differ from basic earnings per share in each of the quarterly and year-to-date periods ended March 31, 1998 and 1997.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which become effective in fiscal year 1999. The Company has not yet determined the impact these new statements will have on the consolidated financial statements and related disclosures.

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The Company does not expect the adoption of this pronouncement to have a material effect on results of operations or financial condition.

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

	PART II - OTHER INFORMATION


Item 6(b)

a) Exhibits
	27.  Financial data schedule

b) No form 8-K was filed for the quarter ended March 31, 1998.


	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	WOODWARD GOVERNOR COMPANY






May 13, 1998            	    /s/ John A. Halbrook
                            	John A. Halbrook, President
                            	and Chief Executive Officer


May 13, 1998                	/s/ Stephen P. Carter
                            	Stephen P. Carter, Vice President,
                            	Chief Financial Officer and Treasurer