Form 10-Q
period 1998-06-30
WOODWARD GOVERNOR CO
filed 1998-08-14
CIK 108312

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549


	FORM 10-Q



{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the quarter ended June 30, 1998  Commission File #0-8408

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

				Yes   X     No
As of July 31, 1998, 11,305,466 shares of common stock with a par value of $.00875 cents per share were outstanding.

	WOODWARD GOVERNOR COMPANY
	FORM 10-Q
	For the Quarter Ended June 30, 1998


	INDEX


Description


Part I.	Financial Information

     Item 1.	Financial Statements

		Statements of Consolidated Earnings for the three months ended June 30, 1998 and 1997

		Statements of Consolidated Earnings for the nine months ended June 30, 1998 and 1997

		Consolidated Balance Sheets as of June 30, 1998
		and September 30, 1997

		Statements of Consolidated Cash Flows for the nine months ended June 30, 1998 and 1997

		Notes to Consolidated Financial Statements

      Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations


Part II.  Other Information


Signatures


WOODWARD GOVERNOR MPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended June 30, 1998 and 1997
(in thousands except per share amounts)
(Unaudited)
                    		          1998 		   1997
Net billings for products and services	$119,399 	 $115,761

Costs and expenses:

Cost of goods sold			  87,186           87,247

Sales, service and administrative
  expenses			          19,655 	   17,967

Other:
   Interest expense	          $1,018 	    $701
   Interest income	            (117)	    (204)
   Other expense, net	           2,422   3,323     918    1,415

Total costs and expenses		 110,164 	  106,629

Earnings before income taxes and
  equity in loss of unconsolidated
  affiliate			           9,235            9,132

Income taxes			           3,714            3,562

Earnings before equity in loss of
  unconsolidated affiliate	           5,521            5,570

Equity in loss of unconsolidated affiliate,
  net of tax			             630 	      732

Net earnings			          $4,891           $4,838

Basic and diluted earnings per share	  $ 0.43	   $ 0.42

Average number of basic shares
  outstanding                             11,299           11,447

Average number of diluted
  shares outstanding		          11,337 	   11,487

Cash dividends per share		 $0.2325 	  $0.2325

See accompanying notes to consolidated financial statements.


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the nine months ended June 30, 1998 and 1997
(in thousands except per share amounts)
(Unaudited)
			                      1998 	   1997
Net billings for products and services	    $330,699 	 $321,336

Costs and expenses:

Cost of goods sold		             241,808      238,212

Sales, service and administrative
  expenses			              57,786 	   53,234

Other:
  Interest expense	              $1,803 	     $1,913
  Interest income	                (541)	       (594)
  Other expense, net	               4,437   5,699  3,058 4,377

Total costs and expenses	             305,293      295,823

Earnings before income taxes and
  equity in loss of unconsolidated
  affiliate		                      25,406       25,513

Income taxes		                      10,163 	    9,950

Earnings before equity in loss of
  unconsolidated affiliate		      15,243       15,563

Equity in loss of unconsolidated
  affiliate, net of tax			       2,479  	    2,157

Net earnings		                     $12,764      $13,406

Basic earnings per share		     $  1.12      $  1.17

Diluted earnings per share		     $  1.12 	  $  1.16

Average number of basic shares
  outstanding		                      11,355 	   11,493

Average number of diluted
  shares outstanding		              11,399 	   11,530

Cash dividends per share	 	     $0.6975      $0.6975

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
 					 JUNE		SEPTEMBER
	 				30, 1998	30, 1997
				      (Unaudited)
Assets
  Current assets:
     Cash and cash equivalents		  $7,421    	 $14,999
     Accounts receivable, less allowance
     for losses of $3,602 for June
     and $2,757 for September		  95,941 	  91,806
     Inventories 	                 108,844 	  83,249
     Deferred income taxes		  19,878 	  19,651
          Total current assets	         232,084 	 209,705

  Property, plant and equipment, at cost:
     Land		                   5,657 	   5,842
     Buildings and improvements	         122,485 	 119,997
     Machinery and equipment	         210,087 	 188,758
     Construction in progress		   4,348 	   2,270
	  				 342,577 	 316,867
     Less allowance for depreciation	 215,330 	 205,919
     Property, plant and equipment - net 127,247 	 110,948
     Intangibles and other assets	 168,576 	   8,933
     Deferred income taxes	          19,555          18,524

Total assets			        $547,462 	$348,110

Liabilities and shareholders' equity
  Current liabilities:
     Short-term borrowings		$ 83,272        $  7,908
     Current portion of long-term debt	   4,979 	   4,979
     Accounts payable and accrued
	expenses	 		  88,844 	  64,824
     Taxes on income		  	   6,173 	   7,167
     Total current liabilities		 183,268 	  84,878
  Long-term debt, less current portion	 117,659 	  17,717
  Other liabilities		 	  37,801          34,901
  Commitments and contingencies		   -		   -

  Shareholders' equity represented by:
  Preferred stock			   -		   -
  Common stock		    		     106 	     106
  Additional paid-in capital		  13,302 	  13,283
  Unearned ESOP compensation		 (12,200)	 (12,128)
  Currency translation adjustment	   7,237           9,391
  Retained earnings			 220,340         215,211
					 228,785 	 225,863
  Less treasury stock, at cost		  20,051 	  15,249
					 208,734 	 210,614

Total liabilities and shareholders'
  equity 				$547,462 	$348,110

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
for the nine months ended June 30, 1998 and 1997
(in thousands of dollars)
(Unaudited)
					  1998 		  1997
Cash flows from operating activities:
Net earnings				$ 12,764 	$13,406

Adjustments to reconcile net earnings to
    net cash provided (used) by operating
    activities,
Depreciation and amortization	  	  19,775 	 17,763
Equity in loss of unconsolidated affiliate 4,132 	  3,536
Changes in assets and liabilities,
    net of effect of business acquisitions:
      Accounts receivable	   	   6,006 	    (94)
      Inventories	  		  (9,938)	  2,821
      Current liabilities, other than
	short-term borrowings and current
	portion of long-term debt	  (6,955)	 (3,095)
      Other, net	  		  (2,886)	   (198)
          Total adjustments	  	  10,134 	 20,733

Net cash provided by operating activities 22,898 	 34,139

Cash flows from investing activities:
Payments for purchase of property, plant
    and equipment			 (14,627)	(13,401)
Investment in unconsolidated affiliate	  (4,375)	 (5,300)
Business acquisitions, net of cash      (169,451)          -
Other	 	  			     650 	    363
Net cash used in investing activities   (187,803)    	(18,338)

Cash flows from financing activities:
Cash dividends paid	 		  (7,915)	 (8,019)
Proceeds from sales of treasury stock	      38 	    184
Purchases of treasury stock	  	  (4,866)	 (3,761)
Proceeds from long-term debt             100,000 	   -
Payments of long-term debt	  	  (5,197)	    (45)
Net proceeds from short-term borrowings	  75,616 	 (2,563)
Tax benefit applicable to ESOP dividend	     279	    273
Net cash used in financing activities    157,955 	(13,931)

Effect of exchange rate changes on cash	    (628)	   (660)

Net change in cash and cash equivalents	  (7,578)	  1,210

Cash and cash equivalents,
  beginning of year	  		  14,999 	 13,070

Cash and cash equivalents, end of period $ 7,421       $ 14,280

Supplemental cash flow information:
  Cash paid during the year for:
    Interest expense	 		 $ 1,240       $  1,626
    Income taxes	 		 $ 6,596       $  5,872
  Noncash investing and financing activities:
    Liabilities assumed in business
      acquisitions	 		 $25,446       $   -


See accompanying notes to consolidated financial statements.

	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Financial Statements

The consolidated balance sheet as of June 30, 1998, and the statements of consolidated earnings and cash flows for the three and nine month periods ended June 30, 1998 and 1997, have been prepared by the Company without audit. The September 30, 1997 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the Company's financial position as of June 30, 1998, and the results of its operations for the three and nine month periods ended June 30, 1998 and 1997, and cash flows for the nine month periods then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the company's 1997 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The statements of consolidated earnings for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

Note 2 - Business Acquisitions

During the quarter ended June 30, 1998, the Company acquired two businesses. The acquisitions have been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated results since the dates of acquisition.

In May 1998, the Company purchased the net assets of Baker Electrical Products, Inc. of Memphis, Michigan, a manufacturer of electromagnetic coils for anti-lock braking systems, for approximately $7,000,000. The excess of the purchase price over the estimated fair value of the assets acquired approximated $5,000,000 and is being amortized over 15 years.

In June 1998, the Company acquired the stock of Fuel Systems Textron, Inc. (renamed Woodward FST, Inc.), a subsidiary of Textron, Inc. (Textron), for $160,000,000, and incurred acquisition costs of approximately $2,500,000. FST is a leading designer, developer, and manufacturer of fuel injection nozzles, spray manifolds, and fuel metering and distribution valves for gas turbine engines in the aircraft (commercial and military) and industrial markets, and also provides commercial repair and overhaul services. Total revenues of FST for the year ended December 31, 1997 were approximately $82,000,000.

In accordance with the FST acquisition agreement, the Company has the option to elect Internal Revenue Service Code 338(h)(10) to treat the transaction as an asset purchase for tax purposes. The Company must notify Textron of this election by September 1, 1998 and will be required to make an additional payment to Textron, not to exceed $13,500,000, as compensation for the additional tax liability Textron would recognize under this election. The Company expects to elect
Section 338(h)(10) treatment, as the estimated future tax benefits outweigh the maximum required payment to Textron.

In connection with the acquisition of FST, the Company recorded intangible assets for goodwill, customer relationships, process technology, assembled workhorse and patents. These intangibles are being amortized over a weighted average of 30 years. The amount of the intangible assets recorded at the acquisition date is expected to be approximately $150,000,000.

The amounts recorded relating to the acquisitions are currently subject to adjustment subsequent to June 30, 1998 as the Company has not yet completed the final allocation of the purchase price. Pro forma financial information related to the FST acquisition will be included in a subsequent Form 8-K filing.

The transactions were financed by a $100,000,000 term loan ("Term Loan") and a revolving line of credit facility ("Revolver") up to a maximum amount of $150,000,000. Borrowings under the Revolver are at rates that vary with the LIBOR rate, money market rate or the prime rate and carries a facility fee of 0.25%. The outstanding principal amount of the Revolver is due 5 years from inception of the credit facility. The Term Loan rate varies with the LIBOR rate. Required principal payments of the Term Loan are: $3,750,000 in 1999, $16,250,000 in 2000, $20,000,000 in 2001, $20,000,000 in 2002 and
$40,000,000 in 2003. The provisions of the Term Loan agreement require the Company to maintain a minimum fixed charge coverage ratio and a maximum funded debt to total capitalization ratio, as defined in the agreement.

Note 3 - Earnings per Share

On October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This new standard simplifies the calculations of earnings per share and requires presentation of both basic and diluted earnings per share on the Statements of Consolidated Earnings. Diluted earnings per share reflects the impact of outstanding stock options, if exercised. The Company's calculation of diluted earnings per share did not differ from basic earnings per share for the quarter ended June 30, 1997 and 1998 nor in the year-to-date period ended June 30, 1998. Diluted earnings per share for the year-to-date period ended June 30, 1997 differed by $.01 from basic earnings per share.

Note 4 - Basic and Diluted Earnings per Share

The following is a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share:

 				   Three Months        Nine Months
				      Ended               Ended
				      June 30,           June 30,

(in 000's except per share amounts)

           			   1998     1997      1998      1997

Basic Earnings per Share:
Net earnings		         $ 4,891   $4,838   $12,764   $ 13,406

Shares:
  Weighted average common shares  11,299   11,447    11,355     11,493

Basic Earnings per Share          $ 0.43   $ 0.42    $ 1.12   $   1.17


Diluted Earnings per Share:
Net earnings                      $4,891   $4,838   $12,764   $ 13,406

Shares:
  Weighted average shares
     from above                   11,299   11,447    11,355     11,493

  Add:  Additional dilutive effect
        of outstanding stock options  38       40        44         37

  Weighted average shares, as adjusted
     for dilution                 11,337   11,487    11,399     11,530

Diluted Earnings per Share        $ 0.43   $ 0.42   $  1.12   $   1.16

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


	PART I - ITEM 2
	WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of fiscal 1998, the Company achieved significant progress towards the implementation of its strategic growth plan, completing two acquisitions and launching a new operating group. Financial results were comparable to last year despite the effects of the Asian economic slowdown, the strong dollar, and increased caution among a number of customers.

The strategic highlight of the quarter was the acquisition of the Fuel Systems subsidiary of Textron Inc., which was renamed Woodward FST, Inc. The addition of FST, a leading manufacturer of fuel injection nozzles, spray manifolds, and fuel metering and distribution valves, significantly augments the company's aircraft engine fuel delivery system capabilities, and positions them for an expanded role in customers' engine programs. FST, which also serves the industrial engine market, generated revenues of $82 million in 1997 and is expected to have minimal impact on fiscal 1998 earnings. To reflect the broadened strategic thrust to better serve the total engine fuel delivery market, the Aircraft Controls group has been renamed Aircraft Engine Systems.

Earlier in the quarter, the Company launched the Automotive Products group, which is focused on control systems for industrial engines and turbines with less than 300 horsepower and smaller than those served by our Industrial Controls group. The Company believes there is a significant opportunity to serve this industrial market using automotive derivative technology. In May, the Automotive Products group acquired privately held Baker Electrical Products, Inc., of Memphis, Michigan. Baker makes electromagnetic coils for anti-lock braking systems, and, more generally, provides Woodward with low-cost, high-quality production capabilities for solenoids used in industrial applications. Long-term plans call for pursuing additional acquisitions, joint ventures, and license agreements to supplement our own technology and production capabilities to serve this market.

Results of Operations

For the quarter ended June 30, 1998, net billings for products and services rose 3 percent to $119,399,000, from $115,761,000 a year ago. Shipments by the Aircraft Engine Systems group increased 5 percent to $54,694,000, primarily as a result of the addition of FST in June. Industrial Controls' shipments were $62,357,000, off 2 percent from a year ago, despite strong growth for some of the group's products-- notably, engineered systems. Automotive Products' shipments were $2,348,000 for the quarter.

On the cost side, the improved gross margins reflect ongoing efforts to increase efficiency as well as a favorable revenue mix, including a healthy proportion of aftermarket products and services. Increased sales, service and administrative expenses were attributable in part to investments in new business development efforts, including the Automotive Products group. The increase in other expense-net reflects the amortization of intangibles from acquisitions as well as the effect of foreign currency fluctuations. Net earnings for the quarter were $4,891,000, or $0.43 per diluted share, compared with $4,838,000, or $0.42 per diluted share, a year ago. Woodward's equity in the loss of its unconsolidated GENXON(tm) Power Systems, LLC affiliate reduced earnings per share for both periods by $0.06.

For the first nine months of fiscal 1998, net billings for products and services were $330,699,000, up 3 percent from $321,336,000 in the corresponding period a year ago. Shipments by Aircraft Engine Systems rose 5 percent to $145,912,000; Industrial Controls' shipments of $182,439,000 were virtually identical to the previous year's level. Net earnings were $12,764,000, or $1.12 per diluted share, compared with $13,406,000, or $1.17 per diluted share, in part because Woodward's portion of GENXON's loss, $0.22 per share, was $0.03 greater than a year earlier.

Financial Condition

As a result of recent acquisitions the following asset balances increased; inventories by $25,595,000, accounts receivable by $4,135,000, property, plant and equipment-net by $21,400,000 and intangibles and other assets by $159,642,000 due principally to intangibles recorded in the transactions. Additionally, the following liability balances increased; short-term borrowings by $75,364,000, accounts payable and accrued liabilities by $24,020,000, long-term debt by $99,942,000 and other liabilities by $2,900,000.

Exclusive of the recent acquisitions, accounts receivable decreased $5,761,000 from the September 30, 1998 level of $91,806,000 to
$86,045,000 as a result of higher shipment levels at the end of the fiscal year. Inventories increased to $92,840,000 at June 30, 1998 from $83,249,000 at September 30, 1998 partly due to the additional inventory needed to meet anticipated product demand over the next several months. Property, plant and equipment - net decreased from $110,948,000 at September 30, 1997 to $105,847,000 due to capital expenditures being less than depreciation expense. Accounts payable and accrued expenses decreased $8,713,000 to $56,111,000 from the September 30, 1998 level of $64,824,000 due in part to reductions in trade payables and member benefit accruals.

The company's effective tax rate for the nine months ended June 30, 1998 and 1997 was 40.0% and 39.0%, respectively. The effective tax rate for the fiscal year ended September 30, 1997 was 38.6%.

On June 25, 1998, the Board of Directors declared a quarterly dividend of twenty-three and one-quarter cents ($.2325) per share. The dividend is payable on September 1, 1998 to shareholders of record at the close of business on August 14, 1998.

Year 2000 Project

The Company has completed an enterprise-wide assessment of its operations to identify and prioritize systems that will be affected by the year 2000. In addition to assessing its core information system hardware and software, the Company has evaluated its manufactured products, manufacturing equipment and facilities. An implementation plan to resolve identified year 2000 issues has been developed and it is anticipated that all corrective efforts and testing will be completed by March 1999, allowing adequate time for testing. Costs of corrective efforts, principally system reprogramming and upgrades, are not anticipated to be material and are estimated to be less than $1,500,000.

New Accounting Pronouncements

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

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". The Company does not not expect the adoption of this pronouncement to have a material effect on the results of operations or financial condition.

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Currently the Company does not expect the adoption of this pronouncement to have a material effect on results of operations or financial condition.

Forward-looking Statements

This quarterly report contains forward-looking statements reflecting management's current expectations concerning shipment levels, business performance, joint venture outlook and growth prospects. These statements involve risks and uncertainties including changes in product demand, competition, effectiveness of process improvement programs, impact of currency exchange rate changes, and other factors discussed in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Actual future results and trends may differ materially from these expectations.

PART II - OTHER INFORMATION


Item 6(b)

a) Exhibits
	4. $250,000,000 credit agreement dated June 15, 1998 between the Company and Wachovia Bank N.A.
	27. Financial data schedule

b) Two form 8-K's were filed for the quarter ended June 30, 1998; one on June 1, 1998 and another on June 30, 1998 to report the acquisition of Fuel Systems Textron, Inc. (FST) a subsidiary of Textron, Inc.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	WOODWARD GOVERNOR COMPANY






August 14, 1998		/s/ John A. Halbrook
			John A. Halbrook, President
			and Chief Executive Officer




August 14, 1998		/s/ Stephen P. Carter
			Stephen P. Carter, Vice
			President, Chief Financial
			Officer and Treasurer