Form 10-K
period 1998-09-30
WOODWARD GOVERNOR CO
filed 1998-12-23
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

{ X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998    Commission file #0-8408

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { X }

As of November 30, 1998, 11,298,750 shares of common stock with a par value of $.00875 per share were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $201,189,000 as of November 30, 1998(such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust or the Woodward Governor Company Charitable Trust).

                    DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 1998 (1998 Annual Report), a copy of which is attached hereto, are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein.

Portions of the registrant's proxy statement dated December 11, 1998, are incorporated by reference into Part III hereof, to the extent indicated herein.

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

            During 1998, the Company acquired two companies, Woodward
            FST, Inc. and Baker Electrical Products, Inc. For further information regarding these acquisitions, refer to Note B on Pages 26 through 27 of the consolidated financial statements included in the registrant's 1998 Annual Report, and incorporated by reference as noted in Item 14.

         (b)Industry Segments

            Information with respect to business segments is set forth in Note O to the consolidated financial statements on Pages 32 through 33 of the registrant's 1998 Annual Report and is hereby incorporated by reference.

         (c)(1) Narrative Description of Business

              (i)  Information with respect to business segments is
               set forth in Note O to the consolidated financial statements on Pages 32 through 33 of the registrant's 1998 Annual Report and is hereby incorporated by reference.

               (ii) In 1996, the Company and Catalytica
               Combustion Systems, Inc. (CCSI), a subsidiary of
               Catalytica, Inc., formed GENXON(tm) Power Systems, LLC, a 50/50 joint venture. This venture combines the Company's proprietary fuel metering control technology with CCSI's unique XONON(tm) catalytic combustion technology to offer a highly competitive, ultra-low NOx emission control system.
               This system is expected to be offered as a retrofit on installed, out-of-warranty industrial gas turbines.


               For further information related to the impact of this joint venture on the registrant's consolidated net earnings, see Note C of the consolidated financial statements included in the registrant's 1998 Annual Report, and incorporated by reference as noted in Item 14.

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

               (vii) One customer, General Electric Company, accounted for approximately 16% of consolidated sales during the fiscal year ended September 30, 1998.
               Seven other customers in total accounted for approximately 20% of consolidated sales in the fiscal year ended September 30, 1998. Sales to these customers involve several autonomous divisions and agencies. Products are supplied on the basis of individual purchase orders and contracts. There are no other material relationships between the Company and such customers.

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


               Unfilled orders at September 30, 1998 totaled $247,879,000, a 63% increase from $152,034,000 as of September 30, 1997. This increase was primarily caused by the company's acquisition of Woodward FST and changes in customers' purchasing practices and is not necessarily an indicator of future sales levels, as noted above.

               Of the September 30, 1998 total, $200,123,000 is currently scheduled for delivery in fiscal year 1999.

               (ix) The Company does business with various U.S.
               government agencies, principally in the defense area, as both a prime contractor and a subcontractor. Substantially all contracts are firm fixed price and may require cost data to be submitted in connection with contract negotiations. The contracts are subject to government audit and review. It is anticipated that adjustments, if any, with respect to determination of reimbursable costs, will not have a material effect on the Company's financial condition. Substantially all of the Company's business, including both commercial and government contracts, is subject to cancellation by the customer. The military portion of all shipments is less than 10% of total company shipments in fiscal 1998.

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

               (xi) Information with respect to research and development is set forth in Note A to the consolidated financial statements on Page 26 of the registrant's
               1998 Annual Report and is hereby incorporated by reference. The Company's products, whether proposed by the Company or requested by a customer, are offered for sale as proprietary designs and products of the Company. Consequently, all activities associated with basic research, the development of new products and the refinement of existing products are Company-sponsored.

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


              (xiii) Information with respect to the number of
               persons employed by the Company is set forth in the "Summary of Operations/Ten Year Record" on Page 36 of the registrant's 1998 Annual Report and is hereby incorporated by reference. As of November 30, 1998, 4,065 members were employed by the Company.

         (d) Company Operations

            Information with respect to operations in the United States and other countries is set forth in Note O to the consolidated financial statements on Pages 32 through 33 of the registrant's 1998 Annual Report and is hereby incorporated by reference. Management is of the opinion there are no unusual risks attendant to the conduct of its operations in other countries.

Item 2.  Properties

         The registrant owns seven plants located in the United
         States.  Aircraft engine systems and related components
         are manufactured in Rockford, and Rockton and Harvard, Illinois plants, Buffalo, New York plant and Zeeland, Michigan plant. Activities related to overhaul and repair of aircraft engine systems and sales of spare parts take place in the Rockton, Illinois facility. Industrial controls are manufactured in the Fort Collins and Loveland, Colorado plants. Corporate
         offices are maintained at the Rockford, Illinois facility.   The
         registrant leases manufacturing plants in Memphis, Michigan, Greenville, South Carolina and a facility in which sales and development activities are performed in Oak Ridge, Tennessee.

         The registrant also has twelve facilities located overseas, that are predominantly utilized for manufacturing and servicing of industrial control systems, components and related products. Overseas manufacturing and assembly plants that are owned are located in Hoofddorp, The Netherlands and Tomisato, Chiba, Japan. The Company operates from leased plants in Reading, England; Rotterdam, The Netherlands; and Aken and Kelbra, Germany.
         Service shops are leased in Prestwick, Scotland; Sydney, Australia; Kobe, Japan; Campinas, Sao Paulo, Brazil; Singapore;
         and Ballabgarh, Haryana, India. Additional leased sales offices are maintained worldwide.

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

Item 3.  Legal Proceedings

         The Company is currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. For a further discussion of these issues refer to Note M to the consolidated financial statements on Page 32 of the registrant's 1998 Annual Report which is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Shareholders

         There were no matters submitted during the fourth quarter of the year ended September 30, 1998 to a vote of shareholders, through the solicitation of proxies or otherwise.

Part II


Item 5.  Market for the Registrant's
         Common Stock and Related Shareholder Matters

         Information with respect to common stock price ranges and dividends is set forth on Pages 35 and 36 of the registrant's 1998 Annual Report and is hereby incorporated by reference. The Company's common stock is listed on the Nasdaq National Market and as of September 30, 1998, there were approximately 1,900 holders of record.

Item 6.  Selected Financial Data

         Information with respect to this matter is set forth in the "Summary of Operations/Ten Year Record" on Page 36 of the registrant's 1998 Annual Report and is hereby incorporated by reference.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth in the "Financial Summary and Analysis" on Pages 15 through 20 of the registrant's 1998
         Annual Report and is hereby incorporated by reference.

         Information with respect to forward-looking statements is set forth under the heading "Cautionary Statement" on Page 35 of the registrant's 1998 Annual Report and is hereby incorporated by reference.

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's long-term debt obligations are sensitive to changes in interest rates. The Company manages its interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements. All current long-term debt is denominated in U.S. dollars. The table below presents principal cash flows (in thousands of dollars) and weighted average interest rates of the Company's long-term debt obligations at September 30, 1998 by year of expected maturity. The expected maturity dates presented are contractual (assuming no conditions arise that require prepayment), except with respect to borrowing under a revolving line of credit, in which case it is assumed that the principal balance due will be repaid in approximately equal amounts over the next five years. The weighted average interest rates are contractual, assuming the underlying basis for variable rates (primarily LIBOR) remains unchanged.


                Fixed Rate     Variable Rate
                Obigations      Obligations
                Principal    Average  Principal    Average
                   Cash     Interest     Cash     Interest
                  Flows       Rate      Flows       Rate
September 30,
    1999             $5,283     8.43%    $19,750      6.27%
    2000              5,435     8.23%     33,000      6.28%
    2001              2,500     8.01%     36,750      6.29%
    2002              2,500     8.01%     36,750      6.30%
    2003              2,000     8.01%     56,750      6.26%
Total               $17,718     8.26%   $183,000      6.28%
Fair Value          $19,227             $183,000


Item 8.  Financial Statements and Supplementary Data

         The Company's Consolidated Financial Statements, the Notes thereto, the Report of Independent Accountants, and the supplementary Selected Quarterly Financial Data, as required hereunder, are set forth on Pages 21 through 35, inclusive, of the 1998 Annual Report, and are incorporated herein by reference as set forth in Item 14 of this document and filed as
         Exhibit 13 to this Form 10-K. The Company's Financial Statement Schedule and related Report of Independent Accountants, as required hereunder, is further set forth in Item 14 of this document and is hereby incorporated by reference.

         Pursuant to Rule 3-09 of Regulation S-X, separate Financial Statements and Report of Independent Accountants of GENXON(tm) Power Systems, L.L.C., the Company's fifty percent-owned joint venture, which is not consolidated, for the year ended September 30, 1997 are further set forth in Item 14 of this document and hereby included. Separate financial statements for the year ended September 30, 1998 are not included, pursuant to Rule 3-09. A summary of the joint venture's achievements during its first two years of operation is set forth on Page 16 of the registrant's 1998 Annual Report .

         See also page 35 under the heading "Cautionary Statement" in the registrant's 1998 Annual Report with respect to forward-looking statements.


Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure

         The accounting firm of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) has been engaged as independent accountants since 1940. There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure.





Part III


Item 10. Directors and Executive Officers of the Registrant

         Information with respect to directors and executive officers, except for information which follows, is set forth in the registrant's proxy statement dated December 11, 1998, which was filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year ended September 30, 1998, and is made a part hereof.

         Executive Officers of the Registrant:

         John A. Halbrook, age 53, is chairman and chief executive officer of the Company and was elected to this position in January 1995. He was elected chief executive officer in November 1993 and served as president from November 1991 until January 1995. He also served as chief operating officer from November 1991 until November 1993.

         Stephen P. Carter, age 47, is vice president, chief financial officer and treasurer of the Company and was elected to this position in January 1997. He was elected vice president and treasurer in September 1996 and was previously assistant treasurer since 1994. He has been employed by the Company in management positions for the last five years.

Part III cont'd


         Charles F. Kovac, age 42, was elected vice president of the Company and general manager of the Industrial Controls group in August 1996. He has been employed in management positions for the last five years.

         Gary D. Larrew, age 48, was elected vice president of the Company and manager of Business Development in June 1997. He has been employed by the Company in management positions for the last five years.

         C. Phillip Turner, age 58, is a vice president of the Company and general manager of Aircraft Engine Systems. He was elected vice president in 1988.

         Carol J. Manning, age 49, was elected secretary of the Company in June 1991.

         All of the executive officers, unless otherwise noted, were elected to their present positions at the January 14, 1998 Board of Directors' meeting to serve until the organizational meeting of the Board of Directors to be held on January 19, 1999 or until their respective successors shall have been elected and qualified.

Item 11. Executive Compensation

         Information with respect to executive compensation is set forth under the caption "Executive Compensation" on Pages 9 through 13 of the registrant's proxy statement dated December 11, 1998, which is made a part hereof.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management

         Information with respect to security ownership of certain beneficial owners and management is set forth under the captions "Security Ownership of Principal Holders and Executive Officers" and "Election of Directors" on Pages 6 through 8 of the registrant's proxy statement dated December 11, 1998, which is made a part hereof.


Item 13. Certain Relationships and Related Transactions

         Information with respect to certain relationships and related transactions is set forth under the caption "Compensation Committee Interlocks and Insider Participation" on Page 13 of the registrant's proxy statement dated December 11, 1998, which is made a part hereof.

Part IV

Item 14.
                      Exhibits, Financial Statement
                    Schedule, and Reports on Form 8-K

(a)  Index to Consolidated Financial Statements and Schedule
                                              Reference
                                        Form 10-K           Annual Report
                                      Annual Report        to Shareholders
                                           Page                  Page

Incorporated by reference to the
registrant's annual report to shareholders for the fiscal year ended September 30, 1998 and filed as Exhibit 13 to this Form 10-K:

Statements of Consolidated Earnings for
the years ended September 30, 1998,
1997 and 1996                                                     22

Consolidated Balance Sheets
at September 30, 1998 and 1997                                    23

Statements of Consolidated Shareholders'
Equity for the years ended September 30,
1998, 1997 and 1996                                               24

Statements of Consolidated Cash Flows
for the years ended September 30,
1998, 1997 and 1996                                               25

Notes to Consolidated Financial Statements                       26-33

Management's Responsibility for Financial
Statements                                                        34

Report of Independent Accountants                                 34

Selected Quarterly Financial Data                                 35

Included herein:

Separate Financial Statements of Subsidiaries
Not Consolidated and Fifty Percent-or-Less-
Owned Persons:

GENXON Power Systems, L.L.C. Financial
Statements and Report of Independent
Accountants for the period from
October 21, 1996 (date of inception)
to September 30, 1997                 S-1 - S-11

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

With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, the information referred to in Items 1, 3, 5, 6, 7, and 8, and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1998 Annual Report to Shareholders of Woodward Governor Company and incorporated by reference into this Form 10-K Annual Report, the 1998 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

(b)An 8-K/A, dated August 28, 1998, regarding the acquisition of Woodward FST (formerly Fuel Systems Textron, Inc.) was during the fourth quarter of the fiscal year ended September 30, 1998. The following financial statements were filed with the 8-K/A:
   (a) Financial Statements of Business Acquired:

     FUEL SYSTEMS TEXTRON INC.

      1. Report of Independent Accountants
      2. Statements of Income and Changes in Parent Company's Investment for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.
      3. Balance Sheets as of January 3, 1998 and December 28, 1996 .
      4. Statements of Cash Flows for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.
      5. Notes to Financial Statements.
      6. Unaudited Balance Sheet as of April 4, 1998 and Statement of Income and Changes in Parent Company's Investment and Statement of Cash Flows for the interim three month periods ended April 4, 1998 and March 29, 1997

   (b) Pro Forma Financial Information:

   WOODWARD GOVERNOR COMPANY AND FUEL SYSTEMS TEXTRON INC. COMBINED

      1. Pro Forma Financial Information -- Introduction
      2. Unaudited Pro Forma Condensed Balance Sheet as of March 31, 1998
      3. Unaudited Pro Forma Condensed Statements of Earnings for the fiscal year ended September 30, 1997 and the six month period ended March 31, 1998
      4. Notes to Pro Forma Financial Information

(c)The following exhibits are filed as part of this report:

      (3)(A)Certificate of Incorporation     Certificate of Incorporation
                                             are set forth in the exhibits
                                             filed with Form 10-K for the
                                             fiscal year ended September 30,
                                             1977 and are hereby incorporated
                                             by reference.

       (3)(A)Certificate of Incorporation    Two amendments to the Certificate
           (cont'd)                          of Incorporation effective
                                             January 14, 1981 are set
                                             forth in the exhibits filed
                                             with Form 10-K for the fiscal
                                             year ended September 30, 1981
                                             and are hereby incorporated
                                             by reference.

                                             Two amendments to the Certificate
                                             of Incorporation effective
                                             January 11, 1984 are set
                                             forth in exhibits filed with
                                             Form 10-K for the fiscal year
                                             ended September 30, 1984 and
                                             are hereby incorporated by
                                             reference.

                                             One amendment to the Certificate
                                             of Incorporation effective
                                             January 13, 1988 is set forth
                                             in exhibits filed with Form
                                             10-K for the fiscal year
                                             ended September 30, 1988 and
                                             is hereby incorporated by
                                             reference.

                                             One amendment to the Certificate
                                             of Incorporation effective
                                             January 23, 1997 is set forth in
                                             exhibits filed with Form 10-K for
                                             the fiscal year ended September
                                             30, 1997 and are hereby
                                             incorporated by reference.


          (B)By-laws, as amended             Filed as an exhibit hereto.


    (4)Instruments defining the rights       Instruments with respect to
       of security holders, including        long-term debt and the ESOP
       indentures                            debt guarantee are not being
                                             filed as they do not
                                             individually exceed 10
                                             percent of the registrant's
                                             assets.  The registrant
                                             agrees to furnish a copy of each
                                             such instrument to the
                                             Commission upon request.

Item 14 (Con't)       Exhibits, Financial Statement
              Schedule, and Reports on Form 8-K (continued)


   (10)Material contracts                    A $250,000,000 credit agreement
                                             dated June 15, 1998 is set forth
                                             in exhibits filed with Form 10-Q
                                             for the quarter ended June 30,
                                             1998 and is hereby incorporated
                                             by reference.

                                             Purchase and sale agreement on
                                             the acquisition of Woodward FST
                                             dated June 15, 1998 is set forth
                                             in exhibits filed with Form 8-K
                                             on June 30, 1998 and is hereby
                                             incorporated by reference.

    (13)Annual report to shareholders        Except to the extent
        for the fiscal year ended            specifically incorporated
        September 30, 1998                   herein by reference, said
                                             report is furnished solely
                                             for the information of the
                                             Commission and is not deemed
                                             "filed" as part of this
                                             report.

   (18)Letter regarding a change in
       accounting principle                  Filed as an exhibit hereto.

   (21)Subsidiaries of the
       registrant                            Filed as an exhibit hereto.

   (23)Consents of Independent Accountants   Filed as an exhibit hereto.

   (27)Financial data schedule               Filed as an exhibit hereto.

   (99)Additional exhibit - description
       of annual report graphs               Filed as an exhibit hereto.

                                SIGNATURES


This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the financial statements referenced herein have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and worker members of Woodward Governor Company. This has been done under the general supervision of Stephen P. Carter, vice president, chief financial officer and treasurer. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, as indicated in their report in the annual report to shareholders for the fiscal year ended September 30, 1998.

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

         WOODWARD GOVERNOR COMPANY

         /s/ John A. Halbrook                     Director, Chairman of the
         John A. Halbrook                         Board and Chief Executive
                                                  Officer

         /s/ Stephen P. Carter                    Vice President, Chief
         Stephen P. Carter                        Financial Officer and
                                                  Treasurer
         Date 12/23/98


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


               Signature              Title                 Date

                                     Director
          J. Grant Beadle

          /s/ Carl J. Dargene        Director               12/23/98
          Carl J. Dargene

          /s/ Lawrence E. Gloyd      Director               12/23/98
          Lawrence E. Gloyd

                                     Director
          Thomas W. Heenan

          /s/ Peter Jeffrey          Director               12/23/98
          J. Peter Jeffrey

          /s/ Vern H. Cassens        Director               12/23/98
          Vern H. Cassens

                                     Director
          Michael T. Yonker

NOTE: THE FOLLOWING FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT ACCOUNTANTS OF THE REGISTRANT'S FIFTY PERCENT-OWNED JOINT VENTURE, WHICH IS NOT CONSOLIDATED, IS REQUIRED TO BE FILED AS PART OF THIS FORM 10-K IN ACCORDANCE WITH REGULATION S-X, RULE 3-09.









                       GENXON POWER SYSTEMS, L.L.C.
                  (a Delaware limited liability company)









                           FINANCIAL STATEMENTS

                      for the period October 21, 1996
                 (date of inception) to September 30, 1997

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



San Jose, California
October 17, 1997


                       GENXON POWER SYSTEMS, L.L.C.
                  (a Delaware limited liability company)
                     BALANCE SHEET, September 30, 1997
<CAPTION

ASSETS

Current assets:
Cash and cash equivalents                    $     54,366
Inventory                                         233,977
Prepaid expenses                                  358,482
     Total current assets                         646,825

Property and equipment                            557,362

     Total assets                           $   1,204,187

     LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
 Payable to Woodward Governor Company        $     89,483
 Payable to Catalytic Combustion Systems, Inc.    315,580
 Accounts payable                               1,852,014
 Accrued liabilities                              433,261

     Total current liabilities                  2,690,338

Commitments and contingencies (Note 3)

Members' capital                               (1,486,151)

     Total liabilities and members' capital  $  1,204,187

The accompanying notes are an integral part of these financial statements


                       GENXON POWER SYSTEMS, L.L.C.
                  (a Delaware limited liability company)
                          STATEMENT OF OPERATIONS
                   for the period from October 21, 1996
                 (date of inception) to September 30, 1997
Revenues:
  Research contract                             $    268,000

Operating expenses:
  Research and development                         8,656,442
  Selling, general and administrative expenses     2,147,797
                                                  10,804,239

     Loss from operations                        (10,536,239)

Other income (expense):
  Interest income, net                                50,088
          Net loss                              $ 10,486,151

The accompanying notes are an integral part of these financial instruments.




                       GENXON POWER SYSTEMS, L.L.C.
                  (a Delaware limited liability company)
                       STATEMENT OF MEMBERS' CAPITAL
                   for the period from October 21, 1996
                 (date of inception) to September 30, 1997
                           Woodward      Catalytica
                           Governor      Combustion
                           Company      Systems, Inc.     Total
Capital contributions    $7,100,000       $1,900,000    $ 9,000,000

Net loss                 (8,243,076)      (2,243,075)   (10,486,151)

Members' capital,
   September 30, 1997   $(1,143,076)      $ (343,075)   $(1,486,151)


The accompanying notes are an integral part of these financial instruments.


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

The accompanying notes are an integral part of these financial instruments.


                       GENXON POWER SYSTEMS, L.L.C.
                  (a Delaware limited liability company)
                       NOTES TO FINANCIAL STATEMENTS

1.Formation and Business of the Company:

  GENXON Power Systems, L.L.C. (the Company), a Delaware limited liability company, was formed on October 21, 1996 to develop and sell products and services to a wide range of users of out-of-warranty gas turbines which require reductions in emissions, overhaul or upgrade. Except as provided for in the Limited Liability Operating Agreement, the existence of the Company will be perpetual.

  Investor members in GENXON Power Systems, L.L.C. received a percent-age interest in the Company based on the amount of cash and the agreed-upon fair value of certain technology licenses contributed to the Company. There were two initial investor members, each receiving a 50 percent interest in the Company. Their initial capital commitments were as follows:

                                 Cash     Technology
                              Commitment   Licenses     Total
Catalytica Combustion Systems,
   Inc.(Catalytica)           $2,000,000  $8,000,000  $10,000,000
Woodward Governor Company
(Woodward)                    $8,000,000  $2,000,000  $10,000,000

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

   In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

3. Commitments and Contingencies

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

                     REPORT OF INDEPENDENT ACCOUNTANTS


Shareholder and Worker Members
Woodward Governor Company

Our report on the consolidated financial statements of Woodward Governor Company and Subsidiaries has been incorporated by reference in this Form 10-K from Page 34 of the 1998 Annual Report to Shareholder and Worker Members of Woodward Governor Company and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on Page 10 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


PricewaterhouseCoopers LLP

Chicago, Illinois
November 10, 1998

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
for the years ended September 30, 1998, 1997 and 1996
(In thousands of dollars)
    Col. A           Col. B            Col. C           Col. D      Col.E
                                Additions
                    Balance at  Charged to Charged to              Balance
                    Beginning   Costs and    Other                  at End
    DESCRIPTION     of Year     Expenses   Accounts (B) Deduct. (A) Of Year
1998:
    Allowance for
      Doubtful accts  $2,757     $1,869       $368          $543     $4,451

1997:
    Allowance for
      Doubtful accts  $2,755       $539       $136          $673     $2,757

1996:
    Allowance for
      Doubtful accts  $4,605       $937        $50        $2,837     $2,755



NOTE:
    (A) Represents accounts written off during the year and also overseas currency translation adjustments that increased the deduction from reserves by $16 in 1998, $134 in 1997 and $99 in 1996.
         Write-offs in 1996 were $1,864, with the remaining portion related to reduction of previously established reserves based on an overall assessment of accounts.
    (B)  Recovery of accounts previously written-off.  FY1998 also includes
         $287 due to the acquisition of Woodward FST.


