Form 10-Q
period 1998-12-31
WOODWARD GOVERNOR CO
filed 1999-02-12
CIK 108312

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                FORM 10-Q

{ X }         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended December 31, 1998  Commission File #0-8408

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

                                                       Yes   X     No
As of January 31, 1999, 11,269,357 shares of common stock with a par value of .00875 cents per share were outstanding.

                        WOODWARD GOVERNOR COMPANY
                                FORM 10-Q
                 For the Quarter Ended December 31, 1998


                                  INDEX


Description


Part I.   Financial Information

     Item 1.   Financial Statements

               Statements of Consolidated Earnings for the three months ended December 31, 1998 and 1997

               Consolidated Balance Sheets as of
               December 31, 1998 and September 30, 1998

               Statements of Consolidated Cash Flows for the three months ended December 31, 1998 and 1997

               Notes to Consolidated Financial Statements

     Item 2.   Management's  Discussion  and  Analysis  of
               Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk


Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K.

Signatures

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended December 31, 1998 and 1997
(in thousands except per share amounts)
(Unaudited)
                                                  1998        1997
Net billings for products and services          $144,908    $98,140

Costs and expenses:
  Cost of goods sold                             110,015     73,059
  Sales, service, and administrative
     expenses                                     19,850     18,719
  Amortization of intangible assets                1,705        259
  Interest expense                                 3,241        341
  Interest income                                   (168)      (199)
  Other expense--net                                 939        487
      Total costs and expenses                   135,582     92,666

Earnings before income taxes and
  equity in loss of unconsolidated affiliate       9,326      5,474

Income taxes                                       3,730      2,135

Earnings before equity in loss of
  unconsolidated affiliate                         5,596      3,339

Equity in loss of unconsolidated affiliate,
  net of tax                                         392        881

Net earnings                                      $5,204     $2,458

Basic and diluted earnings per share               $0.46      $0.21

Average number of basic shares outstanding        11,299     11,448

Average number of diluted shares outstanding      11,310     11,500

Cash dividends per share                         $0.2325    $0.2325

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
                                             DECEMBER       SEPTEMBER
                                             31, 1998        30, 1998
                                            (Unaudited)
Assets
  Current assets:
     Cash and cash equivalents                $18,024         $12,426
     Accounts receivable, less allowance
          for losses of $4,143 for December
          and $4,451 for September            102,196         108,212
     Inventories                              105,568         106,404
     Deferred income taxes                     19,999          20,001
          Total current assets                245,787         247,043

  Property, plant and equipment, at cost:
     Land                                       6,499           6,127
     Buildings and improvements               128,507         127,054
     Machinery and equipment                  216,935         215,358
     Construction in progress                   3,040           2,855
                                              354,981         351,394
     Less allowance for depreciation          226,568         221,342
  Property, plant and equipment - net         128,413         130,052
  Intangibles - net                           160,446         162,229
  Other assets                                  4,468           4,540
  Deferred income taxes                        19,648          19,571

Total assets                                 $558,762        $563,435

Liabilities and shareholders' equity
  Current liabilities:
     Short-term borrowings                    $17,172         $12,927
     Current portion of long-term debt         25,033          25,033
     Accounts payable and accrued expenses     60,115          82,916
     Taxes on income                            6,929           6,661
         Total current liabilities            109,249         127,537
     Long-term debt, less current portion     185,685         175,685
     Other liabilities                         40,111          40,111
     Commitments and contingencies               -               -

     Shareholders' equity represented by:
        Preferred stock                          -               -
        Common stock                              106             106
        Additional paid-in capital             13,304          13,304
        Unearned ESOP compensation             (9,780)         (9,723)
        Accumulated other comprehensive
           earnings                            10,849           9,849
        Retained earnings                     229,408         226,736
                                              243,887         240,272
        Less treasury stock, at cost           20,170          20,170
                                              223,717         220,102

Total liabilities and shareholders' equity   $558,762        $563,435

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
for the three months ended December 30, 1998 and 1997
(in thousands of dollars)
(Unaudited)
                                                    1998        1997
Cash flows from operating activities:
Net earnings                                      $ 5,204     $ 2,458

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities,
Depreciation and amortization                       8,470       6,404
Deferred income taxes                                 (78)       -
Equity in loss of unconsolidated affiliate            643       1,445
Changes in assets and liabilities,
  net of effect of business acquisitions:
  Accounts receivable                               5,968      20,741
  Inventories                                         959      (2,586)
  Current liabilities, other than
    short-term borrowings and current portion
    of long-term debt                             (22,412)    (20,349)
  Other, net                                           68      (1,308)
    Total adjustments                              (6,382)      4,347

Net cash provided by (used in) operating
  activities                                       (1,178)      6,805

Cash flows from investing activities:
Payments for purchase of property, plant,
  and equipment                                    (5,316)     (4,677)
Investment in unconsolidated affiliate               (575)     (1,300)
Other                                                 770          67
Net cash used in investing activities              (5,121)     (5,910)

Cash flows from financing activities:
Cash dividends paid                                (2,627)     (2,662)
Proceeds from sales of treasury stock                -             24
Purchases of treasury stock                          -           -
Borrowings on revolving lines of credit            10,000        -
Payments of long-term debt                           -           -
Net proceeds from short-term borrowings             4,279         512
Tax benefit applicable to ESOP dividend                95          93
Net cash provided by (used in) financing
  activities                                       11,747      (2,033)

Effect of exchange rate changes on cash               150      (1,685)

Net change in cash and cash equivalents             5,598      (2,823)

Cash and cash equivalents, beginning of year       12,426      14,999

Cash and cash equivalents, end of period          $18,024     $12,176

Supplemental cash flow information:
   Interest expense paid                          $ 2,982     $   235
   Income taxes paid                              $ 6,057     $ 3,629

See accompanying notes to consolidated financial statements.

                WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The consolidated balance sheet as of December 31, 1998, and the statements of consolidated earnings and cash flows for the three month periods ended December 31, 1998 and 1997, have been prepared by Woodward Governor Company (the company), without audit. The September 30, 1998 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the company's financial position as of December 31, 1998, and the results of its operations for the three months ended December 31, 1998 and 1997, and cash flows for the three months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the Company's 1998 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The statement of consolidated earnings for the three month period ended December 31, 1998 is not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2) The following is a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share:

                                           Three months ended December 31,
(in thousands except per share amounts)           1998            1997
Net earnings (numerator)                         $ 5,204       $  2,458

Basic Earnings per Share:
Weighted average number of common
   shares (denominator)                           11,299         11,448

Basic per share amount                              $.46         $  .21


Diluted Earnings per Share:
Weighted average number of common
   shares                                         11,299         11,448

Effect of dilutive securities:
   Stock options                                      11             52
Diluted weighted average number of
   common shares (denominator)                    11,310         11,500

Diluted per share amount                            $.46         $  .21

The following options to purchase common stock were outstanding during the quarters ended December 31, 1998 and 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the quarter:

                  Three months ended December 31,
                 1998                        1997
         Exercise    Number of        Exercise  Number of
           Price       Shares           Price     Shares
           23.500      155,400          33.750      1,000
           30.954       12,600          34.875     20,000
           32.000       55,701
           32.250      138,340
           33.750        1,000
           34.875       20,000

3) Property, plant, and equipment placed in service after September 30, 1998 are depreciated using the straight-line method of depreciation over the estimated useful lives of the assets. Assets placed in service as of and prior to September 30, 1998 are depreciated principally using the declining-balance method. This change in accounting principle conformed the company policy to common industry practice. It should also better reflect improvements in preventative maintenance practices that have generally resulted in more uniform productive capacities and maintenance costs of machinery and equipment over the useful life of an asset. Although the effect on net earnings of this change will be based on the level of future capital spending, the change is expected to improve after-tax results by approximately $700,000 for the year ended September 30, 1999.

(4) The company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", as of October 1, 1998. This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Currency translation adjustments, which prior to adoption were reported by the company separately in shareholders' equity, are now included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The company's total comprehensive earnings were as follows:

                                   Three months ended December 31,
(in thousands except per share amounts)   1998        1997
Net earnings                            $5,204      $2,458
Other comprehensive earnings (loss)      1,000        (818)
Total comprehensive earnings            $6,204      $1,640

PART I - ITEM 2

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The first quarter of fiscal 1999 reflects progress in broadening the company's revenue base and improving profitability when compared to the results reported for the same period a year ago. Lower than anticipated shipments, coupled with costs that do not vary with shipment levels, were the principal reasons for the lower results last year.

Results of Operations

For the three-month period ended December 31, 1998, net billings for products and services were $144,908,000, up 48 percent from $98,140,000 a year earlier. The increase was due to the acquisitions of Woodward FST, Inc. and Baker Electrical Products, Inc. during the third quarter of fiscal 1998, as well as to growth in our existing businesses. Aircraft Engine Systems reported shipments of $80,513,000, up 91 percent from a year ago, driven by a stronger-than-expected contribution from FST and increased aftermarket revenues. FST, which experienced increased demand for fuel nozzles from both its core aircraft markets and the large power turbine segment of its industrial business, reported shipments of $32,267,000.

In the Industrial Controls group, net billings for the quarter were $58,288,000, a 4 percent increase from a year ago, despite the effects on our customers of economic weakness in Asia and in the energy sector. Helping to offset those trends were accelerating demand for small power turbines and continued growth in many of our European markets.

Net billings of the Automotive Products group, which was formed last May at the time of the Baker acquisition, were $6,107,000 for the quarter. In addition to serving as Woodward's center of excellence for high-volume, low-cost production, the new group targets innovative control systems for small industrial engines with less than 300 horsepower.

On a consolidated basis, costs and expenses for the quarter increased 46 percent over the same quarter in fiscal 1998, less than the 48 percent growth in revenues. The resulting decrease in costs and expenses as a percentage of net billings primarily reflects the impact of revenue growth and productivity gains in Aircraft Engine Systems. Changes in depreciation methods as discussed in the Notes to the Consolidated Financial Statements, reduced expenses by approximately $175,000. Sales, service, and administrative costs increased only 6 percent over the same quarter last year. As a percent of billings, cost of goods sold was 76 percent versus 74 percent a year earlier. These higher product costs were primarily due to changes in product mix. Interest expense and amortization expense also increased, due to last year's acquisitions.

Earnings before income taxes and equity in loss of the GENXON Power Systems, LLC joint venture were $9,326,000 in the first quarter compared with $5,474,000 a year earlier. For the three-month period ended December 31, 1998, the impact of the joint venture was a $392,000 loss, net of income tax benefits, compared to a $881,000 loss for the same quarter in the previous year. Development efforts of the joint venture continue at a slower rate. Including Woodward's share of GENXON's losses in both periods, net earnings were $5,204,000, or $0.46 per diluted share in the current quarter, compared with $2,458,000, or $0.21 per diluted share in the same quarter a year ago.

The company's effective tax rate for the three months ended December 31, 1998 and 1997 was 40% and 39%, respectively. The effective tax rate for the fiscal year ended September 30, 1998 was 40.5%. Differences among the rates relate primarily to effects of foreign losses and foreign tax rate differences, and involve estimates.

Our primary growth strategy is to expand Woodward's contribution to customers' engine and turbine programs--through acquisitions such as FST as well as through internal new product development. In addition, our ongoing focus on total customer satisfaction, incorporating aggressive company-wide goals for quality, truly responsive customer service, and cost management, is contributing to growth in both revenues and earnings. The response of our members to the Six Sigma methodology for continuous quality improvement has been very positive. The Six Sigma approach is grounded in the quantification of product and service performance as defined by customers, followed by disciplined data-gathering and statistical analysis, with the long-term goal of improving all business processes and driving the number of defects down to ultra-low levels. Six Sigma will not only enhance customer satisfaction with the company's products but will also provide the framework for continuous productivity and profitability improvements.

Financial Condition

The financial condition of the company remained strong as of September 30, 1998, with total shareholders' equity of $223,717,000, long-term debt of $185,685,000, and total assets of $558,762,000.

Current assets at December 31, 1998 were $245,787,000, within 1 percent of the September 30, 1998 balance. Current liabilities at December 31, 1998 were $109,249,000, representing a decrease of $18,288,000 from the September 30, 1998 balance, primarily as a result of payment of the previously accrued expenses associated with member compensation and benefits. Property, plant, and equipment - net decreased by $1,639,000 to $128,413,000 at December 31, 1998 as compared to September 30, 1998 mainly due to capital expenditures being less than depreciation expense. Intangibles - net decreased by $1,783,000 to $160,446,000 at December 31, 1998 as compared to September 30, 1998 primarily due to amortization.

Cash flows from operations and available revolving lines of credit are expected to be adequate to meet the company's operating, investing, and financing cash requirements during 1999. However, certain provisions of current loan agreements could impact decisions involving relatively large business acquisitions.

On January 19, 1999, the Board of Directors declared a quarterly dividend of twenty-three and one-quarter cents ($.2325) per share. The dividend is payable on March 1, 1999 to shareholders of record at the close of business on February 5, 1999.

Year 2000 Readiness

Woodward recognizes the potential problems associated with the year 2000. In May 1997, the company formed a task force, with representation from each business unit and location, to address this risk. The mission statement adopted by the task force is: We will provide year 2000 compliant products, work with customers who have existing products to validate year 2000 compliance, and provide other year 2000 services. We intend to provide uninterrupted, normal operation of business-critical systems at all Woodward locations before, during, and after the turn of the century and we will manage the problems associated with non-critical systems. In addition, we will encourage similar compliance from customers, suppliers, and partners as appropriate and we will work with them to achieve this goal.

The company has identified its year 2000 risks in three categories: products, internal systems, and external noncompliance by partners and suppliers.

The company has evaluated its manufactured products, has determined the year 2000 compliance of such products, and informed its customers and end-users through the company's internet website and by other appropriate means. As a stand-alone product and operating system, Woodward will continue to determine year 2000 compliance, by testing and other means, to validate our product's compliance. However, products with time-date function(s) have the capability of being programmed, configured or otherwise modified for their particular applications, prior to or following installation. Woodward may or may not have had any involvement in, or responsibility for, these modifications. Additionally, in certain cases, our systems have included auxiliary hardware and software (providing time-date functions) not manufactured by the company, but provided by third party suppliers. While Woodward remains committed to supporting and assisting its customers and end-users as they assess such systems, limitations imposed by license agreement restrictions, in some cases, and non-access to source code, in other cases, make it generally impossible for the company to determine (except by testing individual systems) the year 2000 compliance of third party supplied hardware and software not manufactured by the company.

Regarding internal systems, inclusive of information systems, manufacturing equipment and facilities, the company has completed its awareness, assessment, inventory, and prioritization tasks. Most mission-critical systems are year 2000 compliant today. Those that are not have been scheduled for upgrade or remediation to be completed by March 1999. Testing of mission-critical systems and contingency plan development tasks are now planned to be completed during the second quarter of fiscal 1999.

We are also contacting partners and suppliers with requests for their year 2000 project status to determine if they will be adversely affected by the year 2000 and consequently cause disruption to our operations. We will create contingency plans for critical partners and suppliers as necessary.

The company has applied the newly available and beneficial provisions of the federal "Year 2000 Information and Readiness Disclosure Act" (the "Act"). Statements such as the mission statement and other comments above, should be regarded as being "Year 2000 Statements" and "Year 2000 Readiness Disclosures," as applicable, within the meaning of, and subject to, the exclusions prescribed by the Act.

External costs of corrective efforts, principally system reprogramming and upgrades, are not anticipated to be material and are currently estimated to be less than $1,000,000. Total external costs incurred for corrective efforts through December 31, 1998 were $35,000, with remaining budgeted year 2000 costs anticipated to be incurred in fiscal 1999. Even though management feels that planned corrective efforts should adequately address year 2000 issues, there can be no assurance that unforeseen difficulties will not arise. There is no assurance that the failure of any external party to resolve its year 2000 issues would not have an adverse effect on the company.

Euro Introduction
The company does not expect the recent introduction of the Euro by the European Monetary Union to have any significant impact on competitive position or operations.

New Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" to be effective in fiscal year 1999. This statement which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements, was adopted on October 1, 1998. Related disclosures have been included in the Notes to the Consolidated Financial Statements as of and for the three months ended December 31, 1998.

Also in June, 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective in fiscal year 1999. This statement revises standards for public companies to report information about segments of their business and also requires disclosure of selected segment information in quarterly financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company has not yet determined the impact SFAS No. 131 may have on disclosures in the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective in fiscal year 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other requirements, it requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. The company has not yet determined the impact this new statement may have on disclosures in the consolidated financial statements.

Forward-looking Statements
This quarterly report contains forward-looking statements, including financial projections, management plans and objectives for future operations, expectations of future economic performance, and various other assumptions relating to the future. While such statements reflect management's current expectations, all such statements involve risks and uncertainties. Actual results could differ materially from projections or any other forward-looking statement. Important factors that could cause results to differ materially from those projected or otherwise stated include the following: unanticipated global or regional economic developments, particularly in, but not limited to, Asia; changes in business cycles of particular industries served by our company; fluctuations in currency exchange rates of U.S. and foreign countries, primarily those located in Europe and Asia; fluctuations in interest rates, primarily LIBOR, which affect the cost of borrowing under the company's lines of credit facilities; timing and acceptance of new products and product enhancements; competitor actions that adversely impact company orders or pricing; adverse changes in the business acquisition climate; effects of any business acquisitions or divestitures; changes in U.S. and other country laws and regulations involving acquisitions, the environment, and taxes; relative success of quality and productivity initiatives, such as the Six Sigma initiative; business interruptions caused by incomplete or ineffective remediation of computer problems associated with the year 2000 throughout the company's supply chain; the outlook for GENXON products and markets and its funding requirements; unusual or extraordinary events or developments involving litigation or other potential liabilities.

PART I - ITEM 3

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year as reported in Form 10-K for the fiscal year ended September 30, 1998.

                       PART II - OTHER INFORMATION




Item 6  - Exhibits and Reports on Form 8-K

(a) Exhibits
     27.  Financial Data Schedule

(b)  No Form 8-K was filed for the quarter ended December 31, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WOODWARD GOVERNOR COMPANY






February 11, 1999                     /s/ John A. Halbrook
                                      John A. Halbrook, Chairman and
                                      Chief Executive Officer



                                      /s/ Stephen P. Carter
February 11, 1999                     Stephen P. Carter, Vice President,
                                      Chief Financial Officer and
                                      Treasurer