Form 10-Q
period 1999-03-31
WOODWARD GOVERNOR CO
filed 1999-05-17
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)
{  X  }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES                    EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

                                    OR


{    }   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES                 EXCHANGE ACT OF 1934
For the transition period from.............to...............

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

                         (815) 877-7441
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No...

               APPLICABLE ONLY TO ISSUERS INVOLVED
                IN BANKRUPTCY PROCEEDINGS DURING
                    THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes... No...

As of April 30, 1999, 11,259,941 shares of common stock with a par value of $.00875 cents per share were outstanding.

                        WOODWARD GOVERNOR COMPANY
                                FORM 10-Q
                   For the Quarter Ended March 31, 1999


                                  INDEX


Description


Part I.   Financial Information

     Item 1. Financial Statements


             Statements of Consolidated Earnings for the Three Months Ended March 31, 1999 and 1998


             Statements of Consolidated Earnings for the Six
             Months Ended March 31, 1999 and 1998

             Consolidated Balance Sheets as of
             March 31, 1999 and September 30, 1998

             Statements of Consolidated Cash Flows for the Six
             Months Ended March 31, 1999 and 1998

             Notes to Consolidated Financial Statements

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K


Signatures


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended March 31, 1999 and 1998
(in thousands except per share amounts)


                                            1999          1998
Net billings for products and services     $144,408    $113,160

Costs and expenses:
    Cost of goods sold                      107,564      81,563
    Sales, service, and administrative
         expenses                            19,847      19,412
    Amortization of intangible assets         1,701         295
    Restructuring expense                     8,174        -
    Interest expense                          3,282         444
    Interest income                            (307)       (225)
    Other expense--net                          242         974

          Total costs and expenses          140,503     102,463

Earnings before income taxes and
  equity in loss of unconsolidated affiliate  3,905      10,697

Income taxes                                  1,562       4,314

Earnings before equity in loss of
  unconsolidated affiliate                    2,343       6,383

Equity in loss of unconsolidated affiliate,
  net of tax                                    279         968

Net earnings                                 $2,064      $5,415

Basic and diluted earnings per share         $ 0.18      $ 0.48

Average number of basic shares outstanding   11,267      11,315

Average number of diluted shares outstanding 11,280      11,356

Cash dividends per share                    $0.2325     $0.2325

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the six months ended March 31, 1999 and 1998
(in thousands except per share amounts)
(Unaudited)
                                               1999       1998
Net billings for products and services       $289,316   $211,300

Costs and expenses:
  Cost of goods sold                          217,579    154,622
  Sales, service, and administrative
    expenses                                   39,697     38,131
  Amortization of intangible assets             3,406        554
  Restructuring expense                         8,174      -
  Interest expense                              6,523        785
  Interest income                                (475)      (424)
  Other expense, net                            1,181      1,461

Total costs and expenses                      276,085    195,129

Earnings before income taxes and
  equity in loss of unconsolidated affiliate   13,231     16,171

Income taxes                                    5,292      6,449

Earnings before equity in loss of
  unconsolidated affiliate                      7,939      9,722

Equity in loss of unconsolidated affiliate,
  net of tax                                       671     1,849

Net earnings                                  $  7,268  $  7,873

Basic and diluted earnings per share             $0.64     $0.69

Average number of basic shares outstanding      11,283    11,381

Average number of diluted shares outstanding    11,295    11,427

Cash dividends per share                       $0.4650   $0.4650

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

                                              MARCH        SEPTEMBER
                                             31, 1999     30, 1998
                                              (Unaudited)
Assets
   Current assets:
      Cash and cash equivalents             $19,217       $12,426
      Accounts receivable, less allowance
         for losses of $3,912 for March
         and $4,451 for September            98,594       108,212
      Inventories                           106,604       106,404
      Deferred income taxes                  19,996        20,001
           Total current assets             244,411       247,043

   Property, plant and equipment, at cost:
      Land                                    6,002         6,127
      Buildings and improvements            127,512       127,054
      Machinery and equipment               220,748       215,358
      Construction in progress                3,592         2,855
                                            357,854       351,394
      Less allowance for depreciation       231,325       221,342
   Property, plant and equipment - net      126,529       130,052
      Intangibles - net                     158,615       162,229
      Other assets                            3,887         4,540
      Deferred income taxes                  19,672        19,571

Total assets                               $553,114      $563,435

Liabilities and shareholders' equity
   Current liabilities:
      Short-term borrowings                 $10,604       $12,927
      Current portion of long-term debt      24,950        25,033
      Accounts payable and accrued expenses  72,871        82,916
      Taxes on income                         6,057         6,661
          Total current liabilities         114,482       127,537
   Long-term debt, less current portion     177,650       175,685
   Other liabilities                         40,112        40,111
   Commitments and contingencies               -             -

   Shareholders' equity represented by:
      Preferred stock                          -             -
      Common stock                              106           106
      Additional paid-in capital             13,302        13,304
      Unearned ESOP compensation             (9,837)       (9,723)
      Accumulated other comprehensive earnings9,476         9,849
      Retained earnings                     228,940       226,736
                                            241,987       240,272
      Less treasury stock, at cost           21,117        20,170
   Total shareholders' equity               220,870       220,102

Total liabilities and shareholders' equity $553,114      $563,435

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
for the six months ended March 31, 1999 and 1998
(in thousands of dollars)
(Unaudited)
                                                  1999        1998
Cash flows from operating activities:
Net earnings                                    $ 7,268      $ 7,873

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
Depreciation and amortization                    16,997       12,643
Net gain on sale of property,
  plant, and equipment                           (1,015)        -
Deferred income taxes                               (97)        -
Equity in loss of unconsolidated affiliate        1,100        3,082
Changes in assets and liabilities:
  Accounts receivable                             9,302        9,417
  Inventories                                      (236)      (6,520)
  Current liabilities, other than short-term
    borrowings and current portion of long-term
    debt                                        (11,852)     (12,760)
    Other-net                                       334         (541)
          Total adjustments                      14,533        5,321

Net cash provided by operating activities        21,801       13,194

Cash flows from investing activities:
Payments for purchase of property, plant,
   and equipment                                (12,832)      (9,077)
Investment in unconsolidated affiliate             (725)      (2,975)
Business acquisitions, net of cash                   -          -
Proceeds from sale of property, plant,
  and equipment                                   4,119         -
Other                                                -           269
Net cash used in investing activities            (9,438)     (11,783)

Cash flows from financing activities:
Cash dividends paid                              (5,254)      (5,289)
Proceeds from sales of treasury stock                -            39
Purchases of treasury stock                      (1,029)      (4,866)
Net proceeds from borrowings under revolving
  lines                                           2,000         -
Payments of long-term debt                         (118)         (38)
Net proceeds from (payments on) short-term
  borrowings                                     (2,079)       2,643
Tax benefit applicable to ESOP dividend             190          186
Net cash used in financing activities            (6,290)      (7,325)

Effect of exchange rate changes on cash             718       (1,358)

Net change in cash and cash equivalents           6,791       (7,272)

Cash and cash equivalents, beginning of year     12,426       14,999

Cash and cash equivalents, end of period        $19,217       $7,727

Supplemental cash flow information:
Interest expense paid                           $ 6,441      $  889
Income taxes paid                               $ 8,460      $4,383

See accompanying notes to consolidated financial statements.

                WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The consolidated balance sheet as of March 31, 1999, and the statements of consolidated earnings and cash flows for the three and six month periods ended March 31, 1999 and 1998, have been prepared by the company without audit. The September 30, 1998 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the company's financial position as of March 31, 1999, and the results of its operations for the three and six month periods ended March 31, 1999 and 1998, and cash flows for the six months then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the company's 1998 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The statements of consolidated earnings for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2) Accounts payable and accrued expenses:

Included in accounts payable and accrued expenses are accrued salaries and other member benefits which decreased from $24,656 at September 30, 1998 to $15,371 at March 31, 1999 due to timing of payments.

(3) The following is a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share:

                                   Three                   Six
                                   months                months
                                   ended                  ended
                                 March 31,              March 31,
(in 000's except per share          1999      1998         1999      1998
amounts)

Basic Earnings
Net earnings                       $ 2,064   $ 5,415       $ 7,268  $ 7,873

Shares
  Weighted average common shares    11,267    11,315        11,283   11,381

Basic Earnings per Share           $  0.18   $  0.48       $  0.64  $  0.69

Diluted Earnings
Net earnings                       $ 2,064   $ 5,415       $ 7,268  $ 7,873

Shares
  Weighted average shares from above11,267    11,315        11,283   11,381

  Add: Additional dilutive
      effect of outstanding
      stock options                     13        41            12       46

  Weighted average shares, as
    adjusted for dilution          11,280    11,356        11,295   11,427

Diluted Earnings per Share        $  0.18   $  0.48       $  0.64  $  0.69

The following options to purchase common stock were outstanding during the three months and six months ended March 31, 1999 and 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the quarter.

                 Three months ended March 31,   Six months ended March 31,
                     1999           1998            1999          1998
Options               383,041         367,414         383,041      330,901

Weighted
average
exercise price         $28.76          $29.99          $26.15       $25.76


(4) Currency translation adjustments are included in other comprehensive earnings. The company's total comprehensive earnings were as follows:

                             Three months ended         Six months ended
                                   March 31,                  March 31,
(in thousands)                   1999        1998          1999       1998
Net earnings                    $2,064     $5,415        $7,268     $7,873
Other comprehensive
earnings (loss)                   (1,373)      (974)         (373)    (1,792)
Total comprehensive                 $691     $4,441        $6,895     $6,081
earnings

5) The company incurred restructuring expense of $8,174,000 in the three month period ended March 31, 1999, in connection with a reorganization to separate the units serving industrial engine and turbine manufacturers from those that serve the industrial retrofit market, and the consolidation of two of its facilities. Restructuring expense consists of member termination benefits of $7,533,000, other member related costs of $123,000, facility exit costs of $412,000, and other costs of $106,000.

Member termination benefits were accrued and charged to restructuring expense for the termination of 197 members. All job functions were impacted to varying degrees, though the largest number of members (148) were terminated in Fort Collins and Loveland, Colorado. Of the 197 members, 188 had actually been terminated on or before March 31, 1999, and by that date the company had plans to terminate 9 additional members. By March 31, 1999, $5,466,000 of employee termination benefits had been paid. The remaining $2,067,000 was included in accounts payable and accrued expenses in the consolidated balance sheet.

Other member related costs, consisting of required regulatory fees in foreign countries which are directly related to the terminations, were also accrued and charged to restructuring expense. By March 31, 1999, $3,000 of these other member related costs had been paid. The remaining $120,000 was included in accounts payable and accrued expenses in the consolidated balance sheet.

Facility exit costs that were accrued and charged to restructuring expense consist of certain costs associated with the exit from a leased facility in Germany, including the disposal of certain equipment, returning the facility to its original condition and the repayment of investment subsidies. The move was substantially completed by March 31, 1999 and $115,000 of these facility exit costs had been paid. The remaining $297,000 was included in accounts payable and accrued expenses in the consolidated balance sheet. Other costs included in restructuring expense related to the move from the closed leased facility to an owned facility.

                              PART I - ITEM 2

                WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company made significant financial and strategic progress during the quarter. Strength in our aircraft business more than offset both the challenging conditions in some of our industrial engine markets and the costs incurred to develop new products. We also reorganized Industrial Controls to improve customer service and productivity.

Results of Operations

Net billings for products and services for the three months ended March 31, 1999, were up 28 percent from a year ago. This increase primarily reflected the contributions from Woodward FST, Inc. and Baker Electrical Products, Inc., both of which were acquired during the third quarter of fiscal 1998. Aircraft Engine Systems' billings increased 67 percent to $82,017,000 for the three months ended March 31, 1999, driven by the addition of FST and strong revenue gains in Woodward's existing aircraft business. Industrial Controls' net billings for the three months were $56,056,000, off 12 percent from the corresponding period last year. Continued strength in Industrial Controls' engineered systems and turbine markets was offset by softness in Asian markets and in oil and gas-related industries. Towards the end of March, Woodward began to see encouraging signs of gradually improving demand in selected engine markets. Automotive Products, formed at the time of the Baker acquisition, generated net billings of $6,335,000 for the three months.

Industrial Controls was reorganized to separate the units serving engine and turbine manufacturers from those that serve the retrofit market. This change will enable Woodward to better focus on the precise needs of its customers. In addition, we aligned staffing levels with expected demand, which is expected to have a positive impact over the balance of the year and on future profitability.

In connection with this reorganization and the consolidation of two of Woodward's facilities, the company incurred restructuring expense in the three month period ended March 31, 1999. The company terminated 188 members by March 31, 1999, and at that time had plans in place to terminate an additional 9 members. All job functions were impacted to varying degrees, though the largest number of members (148) were terminated in Fort Collins and Loveland, Colorado. The company also moved from a leased facility in Germany to another facility in Germany which the company owns. The move was substantially completed by March 31, 1999.

Increases in cost of goods sold, sales, service, and administrative expenses, amortization of intangible assets, and interest expense for the three months ended March 31, 1999, as compared to one year ago are primarily the result of Woodward FST, Inc. and Baker Electrical Products, Inc., both of which were acquired during the third quarter of fiscal 1998.

Other expense--net for the three months ended March 31, 1999 decreased from a year ago primarily as a result of a gain on the sale of the Stevens Point, Wisconsin facility. The facility has not been used in the company's operations for several years.

The company's equity in the loss of its unconsolidated affiliate, GENXON(tm) Power Systems, LLC for the three months ended March 31, 1999, decreased from a year ago as a result of reduced expenses within GENXON(tm).

The company's effective tax rate for the three months ended March 31, 1999 and 1998 was 40.0% and 40.3%, respectively. The effective tax rate for the fiscal year ended September 30, 1998 was 40.5%. Differences among the rates relate primarily to effects of foreign losses and foreign tax rate differences, and involve estimates.

Net earnings for the three months ended March 31, 1999, were $2,064,000, or $0.18 per diluted share, compared with $5,415,000, or $0.48 per diluted share, a year ago. Without the restructuring expense and gain on the sale of real estate, discussed above, net earnings would have been $6,360,000 for the three months ended March 31, 1999, or $0.56 per share.

For the six months ended March 31, 1999, net billings rose 37 percent from a year ago. Aircraft Engine Systems' billings for the six months increased 78 percent to $162,530,000, driven by the addition of Woodward FST, Inc. and strong revenue gains in Woodward's existing aircraft business. Industrial Controls' net billings for the six months were $114,345,000, off 5 percent from the corresponding period last year primarily due to softness in Asian markets and in oil and gas-related industries. Automotive Products generated net billings of $12,441,000 for the six months.

Reasons for changes among costs and expenses, the company's equity in the loss of its unconsolidated affiliate, and the effective tax rate during the six months ended March 31, 1999, are similar to those discussed above for the three months ended March 31, 1999.

Net earnings for the six months ended March 31, 1999, were $7,268,000, or $0.64 per diluted share, compared with $7,873,000, or $0.69 per diluted share, a year ago. Without the restructuring expense and gain on the sale of real estate, discussed above, net earnings would have been $11,564,000 for the six months ended March 31, 1999, or $1.02 per share.

Financial Condition

The financial condition of the company remained strong as of March 31, 1999, with total shareholders' equity of $220,870,000, long-term debt of $177,650,000, and total assets of $553,114,000.

Working capital, representing the excess of current assets over current liabilities, increased 9 percent between September 30, 1998 and March 31, 1999. Decreases in accounts receivable were more than offset by reductions in accounts payable and accrued expenses and increases in cash. Accounts receivable decreased primarily due to differences in billing levels immediately preceding the end of the period. Accounts payable and accrued expenses decreased primarily as a result of the payment of expenses associated with member compensation and benefits which were accrued for at September 30, 1998. Cash provided by operating activities exceeded cash used in investing and financing activities during the six months ended March 31, 1999.

Property, plant, and equipment - net and intangibles - net both decreased between September 30, 1998 and March 31, 1999 because depreciation and amortization exceeded related investments made during the period.

Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet the company's investing and financing cash requirements during the next twelve months. However, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

On April 28, 1999, the Board of Directors declared a quarterly dividend of twenty-three and one-quarter cents ($.2325) per share. The dividend is payable on June 2, 1999 to shareholders of record at the close of business on May 17, 1999.

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

Regarding internal systems, inclusive of information systems, manufacturing equipment and facilities, the company has completed its awareness, assessment, inventory, and prioritization tasks. Mission-critical system tasks have been completed. This includes upgrade or remediation, validation of compliance, and contingency plan development. The only exception is the business system for locations in Michigan and South Carolina that are associated with Woodward FST, Inc., which was acquired during the third quarter of fiscal 1998. As a result of this acquisition, it was decided to migrate these facilities to the business system used in all other Aircraft Engine Systems' facilities. This will also resolve any year 2000 problems with FST's existing business system. This migration is planned for completion in June 1999 and is on schedule.

Non-critical internal systems are being addressed now. Each non-critical system has been assigned a priority rating. The company intends to address the higher priority systems by July 1999; medium priority by September 1999 and low priority by December 1999.

We have contacted partners and suppliers with requests for their year 2000 project status to determine if they will be adversely affected by the year 2000 and consequently cause disruption to our operations. We are using phone audits for follow-up and are currently developing contingency plans for our high-risk critical suppliers.

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

External costs of corrective efforts, principally system reprogramming and upgrades, are not anticipated to be material and are currently estimated to be less than $650,000. Total external costs incurred for corrective efforts through December 31, 1998 were $136,000, with remaining budgeted year 2000 costs anticipated to be incurred in 1999. Even though management feels that planned corrective efforts should adequately address year 2000 issues, there can be no assurance that unforeseen difficulties will not arise. There is no assurance that the failure of any external party to resolve its year 2000 issues would not have an adverse effect on the company.

Euro Introduction

The company does not expect the recent introduction of the Euro by the European Monetary Union to have any significant impact on our competitive position or operations.

New Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both are effective in fiscal year 1999. SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements, has been adopted on October 1, 1998 and related disclosures have been included in the Notes to the Consolidated Financial Statements as of and for the three months and six months ended March 31, 1999. SFAS No. 131 revises standards for public companies to report information about segments of their business and also requires disclosure of selected segment information in quarterly financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company is in the process of evaluating the impact SFAS No. 131 may have on disclosures in the consolidated financial statements.

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

Forward-looking Statements
This quarterly report contains forward-looking statements, including financial projections, management plans and objectives for future operations, expectation of future economic performance, and various other assumptions relating to the future. While such statements reflect management's current expectations, all such statements involve risks and uncertainties. Actual results could differ materially from projections or any other forward-looking statement. Important factors that could cause results to differ materially from those projected or otherwise stated include the following: unanticipated global or regional economic developments, particularly in, but not limited to, Asia; changes in business cycles of particular industries served by our company; fluctuations in currency exchange rates of U.S. and foreign countries, primarily those located in Europe and Asia; fluctuations in interest rates, primarily LIBOR, which affect the cost of borrowing under the company's lines of credit facilities; timing and acceptance of new products and product enhancements; competitor actions that adversely impact company orders or pricing; adverse changes in the business acquisition climate; effects of any business acquisitions or divestitures; changes in U.S. and other country laws and regulations involving acquisitions, the environment, and taxes; relative success of quality and productivity initiatives, such as the Six Sigma initiative; business interruptions caused by incomplete or ineffective remediation of computer problems associated with the year 2000 throughout the company's supply chain; the outlook for GENXON products and markets and its funding requirements; unusual or extraordinary events or developments involving litigation or other potential liabilities.

                       PART II - OTHER INFORMATION

Item 6(b)

a) Exhibits
      3.  Section 3.2 of the Bylaws, as amended
     27.  Financial data schedule

b) No form 8-K was filed for the quarter ended March 31, 1999.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WOODWARD GOVERNOR COMPANY






  May 14, 1999                        /s/ John A. Halbrook
                                      John A. Halbrook, President
                                      and Chief Executive Officer




  May 14, 1999                       /s/ Stephen P. Carter
                                      Stephen P. Carter, Vice President,
                                      Chief Financial Officer and Treasurer