Form 10-Q
period 1999-06-30
WOODWARD GOVERNOR CO
filed 1999-08-13
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q



{ X } QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

                                    OR


{    }  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from...............to...............

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

As of July 31, 1999, 11,261,250 shares of common stock with a par value of $.00875 cents per share were outstanding.
                       WOODWARD GOVERNOR COMPANY
                               FORM 10-Q
                   For the Quarter Ended June 30, 1999


                                  INDEX


Description


Part I.   Financial Information

     Item 1.   Financial Statements

               Statements of Consolidated Earnings for the three months ended June 30, 1999 and 1998

               Statements of Consolidated Earnings for the nine months ended June 30, 1999 and 1998

               Consolidated Balance Sheets as of June 30, 1999
               and September 30, 1998

               Statements of Consolidated Cash Flows for the nine months ended June 30, 1999 and 1998

               Notes to Consolidated Financial Statements

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Part II.  Other Information


Signatures

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended June 30, 1999 and 1998
(in thousands except per share amounts)
(Unaudited)
                                                  1999         1998
Net billings for products and services          $139,239     $119,399

Costs and expenses:
      Cost of goods sold                         100,245       87,186
      Sales, service, and administrative expenses 19,914       19,655
      Amortization of intangible assets            1,698          867
      Interest expense                             2,856        1,018
      Interest income                               (218)        (117)
      Other expense--net                             779        1,555

      Total costs and expenses                   125,274      110,164

Earnings before income taxes and equity in loss
     of unconsolidated affiliate                  13,965        9,235

Income taxes                                       5,578        3,714

Earnings before equity in loss of
     unconsolidated affiliate                      8,387        5,521

Equity in loss of unconsolidated affiliate,
     net of tax                                      308          630

Net earnings                                      $8,079       $4,891

Basic and diluted earnings per share               $0.72        $0.43

Weighted average number of basic shares
   outstanding                                    11,258       11,299

Weighted average number of diluted shares
   outstanding                                    11,292       11,337

Cash dividends per share                         $0.2325      $0.2325

See accompanying notes to consolidated financial statements.


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the nine months ended June 30, 1999 and 1998
(in thousands except per share amounts)
(Unaudited)
                                                    1999        1998
Net billings for products and services           $428,555    $330,699

Costs and expenses:
      Cost of goods sold                          317,824     241,808
      Sales, service, and administrative expenses  59,611      57,786
      Amortization of intangible assets             5,104       1,421
      Restructuring expense                         8,174        -
      Interest expense                              9,379       1,803
      Interest income                                (693)       (541)
      Other expense--net                            1,960       3,016

        Total costs and expenses                  401,359     305,293

Earnings before income taxes and equity in loss
     of unconsolidated affiliate                   27,196      25,406

Income taxes                                       10,870      10,163

Earnings before equity in loss of
     unconsolidated affiliate                      16,326     15,243

Equity in loss of unconsolidated affiliate,
     net of tax                                       979      2,479

Net earnings                                      $15,347    $12,764

Basic and diluted earnings per share                $1.36      $1.12

Weighted average number of basic shares
   outstanding                                     11,275     11,355

Weighted average number of diluted shares
   outstanding                                     11,292     11,399

Cash dividends per share                          $0.6975    $0.6975

See accompanying notes to consolidated financial statements.


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
                                              JUNE     SEPTEMBER
                                            30, 1999    30, 1998
                                          (Unaudited)
Assets
     Current assets:
         Cash and cash equivalents           $16,294     $12,426
         Accounts receivable, less allowance
           for losses of $4,584 for June
           and $4,451 for September           94,357     108,212
         Inventories                         109,347     106,404
         Deferred income taxes                19,993      20,001
             Total current assets            239,991     247,043

     Property, plant and equipment, at cost:
         Land                                  5,783       6,127
         Buildings and improvements          127,014     127,054
         Machinery and equipment             222,849     215,358
         Construction in progress              3,217       2,855
                                             358,863     351,394
         Less allowance for depreciation     235,060     221,342
         Property, plant and equipment - net 123,803     130,052
         Intangibles - net                   159,265     162,229
         Other assets                          3,947       4,540
         Deferred income taxes                19,637      19,571

Total assets                                $546,643    $563,435

Liabilities and shareholders' equity
    Current liabilities:
        Short-term borrowings                 $7,901     $12,927
        Current portion of long-term debt     24,950      25,033
        Accounts payable and accrued expenses 74,301      82,916
        Taxes on income                        5,684       6,661
            Total current liabilities        112,836     127,537
    Long-term debt, less current portion     167,650     175,685
    Other liabilities                         42,106      40,111
    Commitments and contingencies               -           -

    Shareholders' equity represented by:
        Preferred stock, par value $.003
           per share, authorized 10,000
           shares, no shares issued             -           -
        Common stock, par value $.00875
           per share, authorized 50,000
           shares, issued 12,160 shares          106         106
        Additional paid-in capital            13,322      13,304
        Unearned ESOP compensation            (9,894)     (9,723)
        Accumulated other comprehensive
           earnings                            7,070       9,849
        Retained earnings                    234,417     226,736
                                             245,021     240,272
        Less treasury stock, at cost          20,970      20,170
                                             224,051     220,102

Total liabilities and shareholders' equity  $546,643    $563,435

See accompanying notes to consolidated financial statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
for the nine months ended June 30, 1999 and 1998
(in thousands of dollars)
(Unaudited)
                                                     1999      1998
Cash flows from operating activities:
Net earnings                                      $ 15,347   $12,764

Adjustments to reconcile net earnings to
      net cash provided (used) by operating
      activities:
Depreciation and amortization                       24,922    19,775
Net gain on sale of property, plant and equipment     (948)     -
Deferred income taxes                                  (59)     -
Equity in loss of unconsolidated affiliate           1,574     4,132
Changes in assets and liabilities:
    Accounts receivable                             11,817     6,006
    Inventories                                     (3,866)   (9,938)
    Current liabilities, other than short-term borrowings
        and current portion of long-term debt       (7,485)   (6,955)
    Other-net                                           52    (2,886)
      Total adjustments                             26,007    10,134

Net cash provided by operating activities           41,354    22,898

Cash flows from investing activities:
Payments for purchase of property, plant,
       and equipment                              (17,436)   (14,627)
Investment in unconsolidated affiliate             (1,235)    (4,375)
Business acquisitions, net of cash                    (62)  (169,451)
Proceeds from sale of property, plant and equipment 4,144       -
Other                                                -           650
Net cash used in investing activities             (14,589)  (187,803)

Cash flows from financing activities:
Cash dividends paid                                (7,864)    (7,915)
Proceeds from sales of treasury stock                -            38
Purchases of treasury stock                        (1,029)    (4,866)
Borrowings on term note                              -       100,000
Net proceeds from borrowings under revolving lines (8,000)      -
Payments of long-term debt                           (118)    (5,197)
Net proceeds from (payments on) short-term
    borrowings                                     (4,384)    75,616
Tax benefit applicable to ESOP dividend               286        279
Net cash provided by (used in) financing
    activities                                    (21,109)   157,955

Effect of exchange rate changes on cash            (1,788)      (628)

Net change in cash and cash equivalents             3,868     (7,578)

Cash and cash equivalents, beginning of year       12,426     14,999

Cash and cash equivalents, end of period          $16,294    $ 7,421

Supplemental cash flow information:
Interest expense paid                             $ 9,211    $ 1,240
Income taxes paid                                 $11,308    $ 6,596
Noncash investing and financing activities:
Liabilities assumed in business acquisitions      $ 1,994    $25,446

See accompanying notes to consolidated financial statements.


                WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The consolidated balance sheet as of June 30, 1999, and the statements of consolidated earnings for the three and nine month periods ended June 30, 1999 and 1998, and the statements of consolidated cash flows for the nine month periods then ended, have been prepared by the company without audit. The September 30, 1998 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information furnished in this 10-Q report is based in part on approximations and is subject to year-end adjustment and audit. The figures do reflect all adjustments necessary, in the opinion of management, to present fairly the company's financial position as of June 30, 1999, and the results of its operations for the three and nine month periods ended June 30, 1999 and 1998, and cash flows for the nine month periods then ended. All such adjustments are of a normal and recurring nature. The statements have been prepared in accordance with accounting policies set forth in the company's 1998 annual report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The statements of consolidated earnings for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2)Included in accounts payable and accrued expenses are trade payables of $19,352 at June 30, 1999 compared to $24,432 at September 30, 1998.

(3) The following is a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share:

                                     Three months            Nine months
                                    ended June 30,          ended June 30,
(in 000's except per share          1999      1998          1999     1998
amounts)

Basic Earnings
Net earnings                       $ 8,079   $ 4,891       $15,347  $12,764

Shares
  Weighted average common shares    11,258    11,299        11,275   11,355

Basic Earnings per Share           $  0.72   $  0.43       $  1.36  $  1.12

Diluted Earnings
Net earnings                       $ 8,079   $ 4,891       $15,347  $12,764

Shares
  Weighted average shares from
    above                           11,258    11,299        11,275   11,355

  Add:  Additional dilutive effect
        of outstanding stock options    34        38            17       44

  Weighted average shares, as
    adjusted for dilution           11,292    11,337        11,292   11,399

Diluted Earnings per Share         $  0.72   $  0.43       $  1.36  $  1.12

The following options to purchase common stock were outstanding during the three months and nine months ended June 30, 1999 and 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the quarter.

                   Three months ended June 30,    Nine months ended June 30,
                       1999            1998            1999         1998

Options               227,641         227,641         383,041      215,041

Weighted
average
exercise price         $32.35          $32.35          $28.76       $32.44

(4) Currency translation adjustments are included in other comprehensive earnings. The company's total comprehensive earnings were as follows:

                              Three months ended         Nine months ended
                                    June 30,                  June 30,
(in thousands)                  1999        1998          1999       1998

Net earnings                     $8,079     $4,891       $15,347    $12,764
Other comprehensive
  earnings (loss)                (2,406)      (362)       (2,779)    (2,154)
Total comprehensive
  earnings                       $5,673     $4,529       $12,568    $10,610

(5) In June 1999 the company completed final allocation of the purchase price of the June 1998 acquisition of the stock of Fuel Systems Textron, Inc. (subsequently renamed Woodward FST, Inc.). As a result, intangible assets were increased by $2,521,000. This adjustment was necessary primarily due to recording the liability associated with an assumed defined benefit plan. The amount of this liability was actuarially determined and only recently completed.

                             PART I - ITEM 2
                WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the third quarter of fiscal 1999, the company generated improved financial performance, primarily reflecting the initial benefits from Industrial Controls' second quarter restructuring. Cost of goods sold and sales, service, and administrative expenses were lower as a percentage of net billings for products and services, and net earnings advanced 65 percent from the same quarter a year ago.

Results of Operations

Net billings for products and services for the three months ended June 30, 1999, were up 17 percent from a year ago. Aircraft Engine Systems' billings increased 34 percent to $73,097,000 for the three months ended June 30, 1999. This increase reflected contributions from Woodward FST, Inc., acquired in June 1998, which offset a 5 percent decline in other billings attributable to quarterly variability in the timing of shipments. We believe Aircraft Engine Systems remains on track to report solid increases in billings for the full year. Industrial Controls' net billings for the three months were $59,076,000, off 5 percent from the corresponding period last year, but 5 percent above the second-quarter level. Challenging conditions in Asia and in oil and gas-related engine markets earlier in the fiscal year appear to have stabilized, while certain segments of our turbine business have strengthened further. Automotive Products' net billings for the three months of $7,066,000 were up significantly, primarily because this group was formed near the middle of the third quarter of fiscal 1998 when Baker Electrical Products, Inc. was acquired. Automotive Products is targeting small engine markets with products that combine Woodward's technology and systems integration capabilities with highly efficient production techniques characteristic of the automotive industry.

Increases in cost of goods sold and sales, service, and administrative expenses for the three months ended June 30, 1999, as compared to one year ago primarily resulted from the impact of the FST and Baker acquisitions in the third quarter of fiscal 1998, offset by expense improvements following the reorganization of Industrial Controls in the second quarter of fiscal 1999. Industrial Controls was reorganized to separate the units serving engine and turbine manufacturers from those that serve the retrofit market. This change enabled Woodward to better focus on the precise needs of its customers. In addition, we aligned staffing levels with expected demand. This change has had a positive impact on cost of goods sold and sales, service, and administrative expenses, reducing both as a percentage of net billings, and is expected to continue to have a positive impact over the remainder of the year.

Increases in amortization of intangible assets and interest expense for the three months ended June 30, 1999, as compared to one year ago are primarily the result of the FST and Baker acquisitions made during the third quarter of fiscal 1998.

Other expense--net for the three months ended June 30, 1999 decreased from a year ago primarily as a result of the settlement of obligations associated with a foreign government pension program and reductions in net foreign currency transaction losses.

The company's equity in the loss of its unconsolidated affiliate, GENXON(TM) Power Systems, LLC for the three months ended June 30, 1999, decreased from a year ago as a result of reduced expenses within GENXON(TM).

Differences in effective rates among periods relate primarily to effects of foreign losses and foreign tax rate differences, and involve estimates.

Basic and diluted earnings per share for the three months ended June 30, 1999 increased 67 percent over the same period one year ago, only slightly more than the increase in net earnings. The weighted average number of basic and diluted shares outstanding decreased less than 0.5 percent.

For the nine months ended June 30, 1999, net billings rose 30 percent from a year ago. Aircraft Engine Systems' billings for the nine months increased 61 percent to $235,627,000, driven by the addition of Woodward FST, Inc. and gains in Woodward's other aircraft business. Industrial Controls' net billings for the nine months were $173,421,000, off 5 percent from the corresponding period last year primarily due to softness in Asian markets and in oil and gas-related industries. Automotive Products generated net billings of $19,507,000 for the nine months.

Reasons for changes among costs and expenses, the company's equity in the loss of its unconsolidated affiliate, and the effective tax rate during the nine months ended June 30, 1999, are similar to those discussed above for the three months ended June 30, 1999. In addition, other expense--net benefited from a gain on the sale of the Stevens Point, Wisconsin facility in the second quarter of fiscal 1999. The facility had not been used in the company's operations for several years.

Net earnings for the nine months ended June 30, 1999, were $15,347,000, or $1.36 per diluted share, compared with $12,764,000, or $1.12 per diluted share, a year ago. Without the second quarter restructuring expense and gain on the sale of real estate (which totaled $4,296,000 after taxes, or $0.38 per share), net earnings would have been $19,643,000, or $1.74 per share.

Financial Condition

The financial condition of the company remained strong as of June 30, 1999, with total shareholders' equity of $224,051,000, long-term debt of $167,650,000, and total assets of $546,643,000.

Working capital, representing the excess of current assets over current liabilities, increased 6 percent between September 30, 1998 and June 30, 1999. Decreases in accounts receivable were more than offset by reductions in accounts payable and accrued expenses and short-term borrowings, and increases in cash and cash equivalents and inventories. Accounts receivable decreased primarily due to differences in billing levels immediately preceding the end of the period. Accounts payable and accrued expenses decreased primarily as a result of normal yearly fluctuations. Cash provided by operating activities exceeded cash used in investing and financing activities, including the reduction in short-term borrowings, during the nine months ended June 30, 1999. Inventories increased in anticipation of fourth quarter production and shipment requirements.

Property, plant, and equipment - net decreased between September 30, 1998 and June 30, 1999 because of the sale of the Stevens Point, Wisconsin facility in the second quarter of fiscal 1999, and because depreciation exceeded related investments made during the period.

Intangibles - net decreased between September 30, 1998 and June 30, 1999 because amortization exceeded related investments made during the period, including an adjustment made to finalize the allocation of the purchase price of Fuel Systems Textron, Inc. (subsequently renamed Woodward FST, Inc.). In the third quarter of fiscal 1999, the intangibles associated with the acquisition were increased by $2,521,000, primarily as a result of adjusting the liability associated with an assumed defined benefit plan to amounts actuarially determined. This actuarial determination was completed in the third quarter.

Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet the company's investing and financing cash requirements during the next twelve months. However, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

On July 22, 1999, the Board of Directors declared a quarterly dividend of twenty-three and one-quarter cents ($.2325) per share. The dividend is payable on September 1, 1999 to shareholders of record at the close of business on August 16, 1999.

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

The company has evaluated its manufactured products, has determined the year 2000 compliance of such products, and informed its customers and end-users through the company's internet website and by other appropriate means. As a stand-alone product and operating system, Woodward will continue to determine year 2000 compliance, by testing and other means, to validate our products' compliance. However, products with time-date function(s) have the capability of being programmed, configured or otherwise modified for their particular applications, prior to or following installation. Woodward may or may not have had any involvement in, or responsibility for, these modifications. Additionally, in certain cases, our systems have included auxiliary hardware and software (providing time-date functions) not manufactured by the company, but provided by third party suppliers. While Woodward remains committed to supporting and assisting its customers and end-users as they assess such systems, limitations imposed by license agreement restrictions, in some cases, and non-access to source code, in other cases, make it generally impossible for the company to determine (except by testing individual systems) the year 2000 compliance of third party supplied hardware and software not manufactured by the company.

Regarding internal systems, inclusive of information systems, manufacturing equipment and facilities, the company has completed its awareness, inventory, assessment, and prioritization tasks. Mission-critical systems, including our business systems, are compliant. We have completed the upgrade/remediation, compliance validation, and contingency plan development tasks associated with these systems.

Non-critical internal systems are being addressed now. Each non-critical system has been assigned a priority rating. The higher priority, non-critical systems have been addressed. The company intends to address the medium priority systems by September 1999 and low priority by December 1999.

We have contacted partners and suppliers with requests for their year 2000 project status to determine if they will be adversely affected by the year 2000 and consequently cause disruption to our operations. We are using phone audits for follow-up and are currently developing contingency plans for our high-risk critical suppliers.

The company has applied the recently available and beneficial provisions of the federal "Year 2000 Information and Readiness
Disclosure Act" (the "Act"). Statements such as the mission statement and other comments above should be regarded as being "Year 2000
Statements" and "Year 2000 Readiness Disclosures," as applicable, within the meaning of, and subject to, the exclusions prescribed by the Act.

External costs of corrective efforts, principally system reprogramming and upgrades, are not anticipated to be material and are currently estimated to be less than $700,000. Total external costs incurred for corrective efforts through June 30, 1999 were $217,000, with remaining budgeted year 2000 costs anticipated to be incurred in 1999. Even though management feels that planned corrective efforts should adequately address year 2000 issues, there can be no assurance that unforeseen difficulties will not arise. There is no assurance that the failure of any external party to resolve its year 2000 issues would not have an adverse effect on the company.

New Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both are effective in fiscal year 1999. SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements, has been adopted on October 1, 1998 and related disclosures have been included in the Notes to the Consolidated Financial Statements as of and for the three months and nine months ended June 30, 1999. SFAS No. 131 revises standards for public companies to report information about segments of their business and also requires disclosure of selected segment information in quarterly financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company has not yet determined the impact SFAS No. 131 may have on disclosures in the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Following the deferral of the original implementation date by SFAS No. 137, it is effective in fiscal year 2001. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities.
Among other requirements, it requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. The company has not yet determined the impact this new statement may have on disclosures in the consolidated financial statements.

There have been no material changes in the quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year as reported in Form 10-K for the fiscal year ended September 30, 1998.

Forward-looking Statements
This quarterly report contains forward-looking statements, including financial projections, management plans and objectives for future operations, expectation of future economic performance, and various other assumptions relating to the future. While such statements reflect management's current expectations, all such statements involve risks and uncertainties. Actual results could differ materially from projections or any other forward-looking statement. Important factors that could cause results to differ materially from those projected or otherwise stated include the following: unanticipated global or regional economic developments, particularly in, but not limited to, Asia; changes in business cycles of particular industries served by our company; fluctuations in currency exchange rates of U.S. and foreign countries, primarily those located in Europe and Asia; fluctuations in interest rates, primarily LIBOR, which affect the cost of borrowing under the company's lines of credit facilities; timing and acceptance of new products and product enhancements; competitor actions that adversely impact company orders or pricing; adverse changes in the business acquisition climate; effects of any business acquisitions or divestitures; changes in U.S. and other country laws and regulations involving acquisitions, the environment, and taxes; relative success of quality and productivity initiatives, such as the Six Sigma initiative; business interruptions caused by incomplete or ineffective remediation of computer problems associated with the year 2000 throughout the company's supply chain; the outlook for GENXON(TM) products and markets and its funding requirements; unusual or extraordinary events or developments involving litigation or other potential liabilities.

                      PART II - OTHER INFORMATION


Item 6(b)

a) Exhibits
     3.  Section 3.2 of the Bylaws, as amended
     27. Financial data schedule

b) No form 8-K was filed for the quarter ended June 30, 1999.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WOODWARD GOVERNOR COMPANY






August 13, 1999                       /s/ John A. Halbrook
                                      John A. Halbrook, President
                                      and Chief Executive Officer




August 13, 1999                       /s/ Stephen P. Carter
                                      Stephen P. Carter, Vice President,
                                      Chief Financial Officer and Treasurer