Form 10-K405
period 1999-09-30
WOODWARD GOVERNOR CO
filed 1999-12-23
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K

(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Act of 1934
For the fiscal year ended September 30, 1999 Commission file number 0-8408
                                    or
[   ]     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                         WOODWARD GOVERNOR COMPANY
            (Exact name of registant specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [ X ] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

There were 11,274,223 shares of common stock with a par value of $.00875 per share outstanding at November 30, 1999. The aggregate market value of the voting stock held by non-affiliates was approximately $219,445,335 at November 30, 1999 (such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust or the Woodward Governor Company Charitable Trust).

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of our annual report to shareholders for the fiscal year ended September 30, 1999 (1999 Annual Report), are incorporated by reference into Parts I, II and IV of this filing, to the extent indicated.

Portions of our proxy statement dated December 6, 1999, are incorporated by reference into Part III of this filing, to the extent indicated.

                             TABLE OF CONTENTS

                                                                     Page

Part I    Item 1.   Business                                            3

          Item 2.   Properties                                          6

          Item 3.   Legal Proceedings                                   7

          Item 4.   Submission of Matters to a Vote of
                    Shareholders                                        7

Part II   Item 5.   Market for the Registrant's Common
                    Stock and Related Shareholder Matters               7

          Item 6.   Selected Financial Data                             7

          Item 7.   Management Discussion and Analysis of Results
                    of Operations and Financial Condition               8

          Item 7a.  Quantitative and Qualitative Disclosures
                    About Market Risk                                   8

          Item 8.   Financial Statements and Supplementary Data         9

          Item 9.   Changes in and Disagreements with Accountants
                    On Accounting and Financial Disclosure              8

Part III  Item 10.  Directors and Executive Officers of the
                    Registrant                                          8

          Item 11.  Executive Compensation                              9

          Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management                               9

          Item 13.  Certain Relationships and Related
                    Transactions                                        9

Part IV   Item 14.  Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K                            10

Signatures                                                             13

Part I

Item 1.   Business

          Woodward Governor Company, established in 1870 and incorporated in 1902, provides innovative engine controls and fuel delivery systems designed for a wide variety of applications. Serving global markets from locations worldwide, we are a leading producer of fuel control systems and components for aircraft and industrial engines and turbines. Our products and services are used in the aviation, marine, locomotive, large off-road vehicle, power generation, gas generation, and oil and gas process industries.

          Our operations are organized based on the nature of products and services provided. In 1999, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under this statement, we have two reportable segments - Aircraft Engine Systems and Industrial Controls. Aircraft Engine Systems provides fuel control systems and components primarily to original equipment manufacturers of aircraft engines. Industrial Controls provides fuel control systems and components primarily to original equipment manufacturers of industrial engines and turbines.

          Our other operations include Global Services and Automotive Products. Global Services, which resulted because of a change in the structure of our internal Industrial Controls organization in 1999, focuses on providing control systems and related services to industrial engine users in retrofit situations. Automotive Products, which began in 1998, focuses on products for small industrial engines that require low-cost, high-volume, high-reliability manufacturing processes characteristic of suppliers to the automotive industry.

          Information about our operations in 1999 and outlook for the future, including certain segment information, is included in "Management Discussion and Analysis of the Results of Operations and Financial Condition" on pages 14 through 21 of our 1999 Annual Report, incorporated here by reference. Additional segment information and certain geographical information is included in Note R to the Consolidated Financial Statements, on pages 32 through 33 of our 1999 Annual Report, incorporated here by reference. Other information about our business follows.

          Aircraft Engine Systems
          We provide fuel control systems and components through Aircraft Engine Systems, primarily to original equipment manufacturers of aircraft engines for use in those engines. We also sell components as spares or replacements, and provide repair and overhaul services to these customers and other customers.

          Certain components with broader applications are also sold to original equipment manufacturers of industrial engines. In 1999, our largest customers were General Electric Company and United Technologies Corporation, together accounting for about 50% of Aircraft Engine Systems billings.

          We generally sell Aircraft Engine Systems products and services directly to our customers, although we also generate aftermarket sales through distributors, dealers, and independent service facilities. We carry certain finished goods and component parts inventory to meet rapid delivery requirements of customers, primarily for aftermarket needs. We do not believe Aircraft Engine Systems sales are subject to significant seasonal variation.

          We believe Aircraft Engine Systems has a significant competitive position within the market for fuel control systems and components for aircraft engines. We compete with several other manufacturers, including divisions of original equipment manufacturers of aircraft engines. While published information is not available in sufficient detail to enable an accurate assessment, we do not believe any company holds a dominant competitive position. Companies compete principally on price, quality and customer service. In our opinion, our prices are generally competitive, and our quality and customer service are favorable competitive factors.

          Aircraft Engine Systems backlog orders were $192 million at November 30, 1999, approximately 69% of which we expect to fill by September 30, 2000. Last year, Aircraft Engine Systems backlog orders were $211 million at November 30, 1998, approximately 77% of which we expected to fill by September 30, 1999. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

          Aircraft Engine Systems products make use of several patents and trademarks of various durations that we believe are collectively important. However, we do not consider our business dependent upon any one patent or trademark. Our products consist of mechanical, electronic, and electromagnetic components. Mechanical components are machined primarily from aluminum, iron, and steel. Generally there are numerous sources for the raw materials and components used in our products, and they are believed to be sufficiently available to meet all Aircraft Engine Systems requirements.

          Industrial Controls
          We provide fuel control systems and components through Industrial Controls, primarily to original equipment manufacturers of industrial engines and turbines. We also sell components as spares or replacements, and provide other related services to these customers and other customers. In 1999, our largest customer was General Electric Company, accounting for 11% of Industrial Controls billings.

          We generally sell Industrial Controls products and services directly to our customers, although we also generate sales through distributors, dealers, and independent service facilities. We carry certain finished goods and component parts inventory to meet rapid delivery requirements of customers, primarily for aftermarket needs. We do not believe Industrial Controls sales are subject to significant seasonal variation.

          We believe Industrial Controls has a significant competitive position within the market for fuel control systems and components for industrial engines. We compete with as many as 10 other independent manufacturers and with the in-house control operations of original equipment manufacturers. While published information is not available in sufficient detail to enable an accurate assessment, we believe we hold a strong position among the independent manufacturers for small steam turbines, diesel and gas engines, and gas turbine markets. Companies compete principally on price, quality and customer service. We also see increasing demand for products that result in lower environmental emissions, particularly in gas turbine applications. In our opinion, our prices are generally competitive and our quality, customer service and technology used in products to reduce emissions are favorable competitive factors.

          Industrial Controls backlog orders were $41 million at November 30, 1999, approximately 96% of which we expect to fill by September 30, 2000. Last year, Industrial Controls included the operations of Global Services. On a combined basis, Industrial Controls' and Global Services' backlog orders were $60 million at November 30, 1999, 96% of which we expect to fill by September 30, 2000 and $74 million at November 30, 1998, approximately 90% of which we expected to fill by September 30, 1999. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

          Industrial Controls products make use of several patents and trademarks of various durations that we believe are collectively important. However, we do not consider our business dependent upon any one patent or trademark. Our products consist of mechanical, electronic and electromagnetic components.
          Mechanical components are machined primarily from aluminum, iron, and steel. Generally there are numerous sources for the raw materials and components used in our products, and they are believed to be sufficiently available to meet all Industrial Controls requirements.

          Other Operations
          Our other operations include Global Services and Automotive Products. Global Services provides control systems and related services to industrial engine users in retrofit situations.
          These industrial engine users are principally involved in power generation or oil and gas processing. Automotive Products focuses on products for small industrial engines, although products are also sold to original equipment manufacturers in the automotive industry.

          Products and services of Global Services and Automotive Products are sold directly to customers. We do not believe sales are subject to significant seasonal variation. Although power generators plan retrofit activities around periods of peak energy usage, these periods vary by location.

          The industrial engine retrofit market is a competitive market with about 15 major competitors. None of the competitors hold a dominant position. We compete effectively by providing what we believe is the best technical evaluation of retrofit needs in the industry, strong product performance, and high levels of customer services from locations worldwide. Our sales price is competitive, but rarely will our price be the lowest.

          We have a small, but growing, position in the small industrial engines market. Automotive Products began in May 1998 and is now designing products that use low-cost, high-volume, high-reliability manufacturing processes characteristic of suppliers to the automotive industry. We believe this will enable us to strengthen our competitive position in markets that compete principally on price, quality and customer service.

          Combined backlog orders for Global Services and Automotive Products were $21 million at November 30, 1999, approximately 97% of which we expect to fill by September 30, 2000. Last year, Global Services was included with Industrial Controls. Backlog orders for Automotive Products alone were $2.0 million at November 30, 1999, all of which we expect to fill by September 30, 2000 and were $1.1 million at November 30, 1998, all of which we expected to fill by September 30, 1999. Backlog orders are not necessarily an indicator of future billings levels because of variations in lead times.

          Global Services and Automotive Products generally assemble their products using purchased components that are readily available from multiple sources. Many components for Global Services are purchased from Industrial Controls. In addition to purchased components, Automotive Products uses wire and plastics in its coil winding and injection molding operations. These materials are also readily available from multiple sources.

          Other Matters
          We spent approximately $24.6 million for company-sponsored research and development activities in 1999, $18.5 million in 1998, and $11.3 million in 1997.

          We are currently involved in matters of litigation arising from the normal course of business, including certain environmental matters. These matters are discussed in Note P to the Consolidated Financial Statements on page 32 of our 1999 Annual Report, incorporated here by reference. We do not believe that compliance with provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on our financial condition and competitive position, although such matters could have a material effect on our quarterly or annual operating results and cash flows (including capital expenditures) in a future period. We are not aware of any material capital expenditures that we will make for environmental control facilities through September 30, 2001.

          We employed about 3,765 people at November 30, 1999.

          This report and the 1999 Annual Report, sections of which have been incorporated by reference, contain forward-looking statements and should be read with the "Cautionary Statement" on page 35 of the 1999 Annual Report, incorporated here by reference.

Item 2.   Properties

          Our principal plants are as follows:

             United States
             Fort Collins, Colorado - Industrial Controls manufacturing Loveland, Colorado - Industrial Controls and Global Services manufacturing
             Rockford, Illinois - Aircraft Engine Systems manufacturing and corporate offices
             Rockton, Illinois - Aircraft Engine Systems manufacturing and repair and overhaul
             Memphis, Michigan (leased) - Automotive Products manufacturing
             Zeeland, Michigan - Aircraft Engine Systems manufacturing Buffalo, New York - Aircraft Engine Systems manufacturing Greenville, South Carolina (leased) - Aircraft Engine Systems manufacturing
             Oak Ridge, Tennessee (leased) - Automotive Products manufacturing

             Other Countries
             Aken, Germany (leased) - Industrial Controls manufacturing Tomisato, Chiba, Japan - Industrial Controls manufacturing Hoofddorp, The Netherlands - Industrial Controls manufacturing
             Rotterdam, The Netherlands - Automotive Products manufacturing
             Reading, England, United Kingdom (leased) - Industrial Controls manufacturing
             Prestwick, Scotland, United Kingdom (leased) - Aircraft Engine Systems repair and overhaul

          Our principal plants are suitable and adequate for the manufacturing and other activities performed at those plants, and we believe our utilization levels are generally high. However, with continuing advancements in manufacturing technology and operational improvements, we believe we can continue to increase production in our existing plants. Also, following our Industrial Controls reorganization in 1999, we changed the way our Fort Collins and Loveland, Colorado, plants were used. The primary effect of this change was to reduce our utilization of the Loveland plant. Currently, approximately one-third of the space in the Loveland plant is not being used.

          In addition to the principal plants listed above, we lease several facilities in locations worldwide, used primarily for sales and service activities.

Item 3.   Legal Proceedings

          We are currently involved in environmental litigation. These matters are discussed in Note P to the Consolidated Financial Statements on ppage 30 of our 1999 Annual Report, incorporated here by reference.

Item 4.   Submission of Matters to a Vote of Shareholders

          There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended September 30, 1999.

Part II

Item 5.   Market for the Registrant's
          Common Stock and Related Shareholder Matters

          Our common stock is listed on the Nasdaq National Market and at November 30, 1999, there were 1,844 holders of record. Cash dividends were declared quarterly during 1999 and 1998. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 1999 and 1998 are included in the "Selected Quarterly Financial Data" on page 35 of the 1999 Annual Report, incorporated here by reference.

Item 6.   Selected Financial Data

          Selected financial data is included in the "Summary of Operations/Eleven-Year Record" on page 36 of our 1999 Annual Report, incorporated here by reference.

Item 7.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition

          "Management Discussion and Analysis of Results of Operations and Financial Condition" is included on pages 14 through 21 of our 1999 Annual Report, incorporated here by reference. This discussion should be read with the consolidated financial statements on pages 22-33 of our 1999 Annual Report and the "Cautionary Statement" on page 35 of our 1999 Annual Report, both incorporated here by reference.

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk

          Disclosures about market risk are included under the captions "Other Matters - Market Risks" on page 20 of our 1999 Annual Report, incorporated here by reference.

Item 8.   Financial Statements and Supplementary Data

          Consolidated financial statements and schedules, as listed in
          Item 14(a) and excluding the two items listed under the caption "Other Financial Statement Schedules", are incorporated here by reference.

Item 9.   Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure

          There have been no changes in or disagreements on accounting principles and financial disclosure. PricewaterhouseCoopers LLP, or its predecessors, have been our independent accountants since 1940.

Part III

Item 10.  Directors and Executive Officers of the Registrant

          Executive Officers:

          John A. Halbrook, age 54 - chairman and chief executive officer since January 1995; chief executive officer and president November 1993 through January 1995; president November 1991 through November 1993.

          Stephen P. Carter, age 48 - vice president, chief financial officer, and treasurer since January 1997; vice president and treasurer September 1996 through January 1997; and assistant treasurer January 1994 through September 1996.

          Gary D. Larrew, age 49 - vice president and manager of business development since June 1997; in the past five years has been in management positions.

          C. Phillip Turner, age 59 - vice president and general manager of Aircraft Engine Systems since 1988.

          Carol J. Manning, age 50 - secretary since June 1991.

          All executive officers were elected to their current positions at the January 19, 1999 Board of Directors' meeting to serve until the January 18, 2000 Board of Directors meeting, or until their successors have been elected.

          Section 16(a) Beneficial Ownership Reporting Compliance:

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and holders of more than 10% of the common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. We believe that during the fiscal year ended September 30, 1999, with the exception of the following, our executive officers, directors and holders of more than 10% of the common stock complied with all Section 16(a) filing requirements. Messrs. Halbrook, Carter, Larrew and Turner filed Amended Form 5's correcting the failure to file Form 4's with respect to acquired grants of phantom stock under the Unfunded Deferred Compensation Plan No. 2. In making these statements, we have relied upon the written representations of our executive officers and directors.

          Other information regarding our directors and executive officers is included in our proxy statement dated December 6, 1999, incorporated here by reference.

Item 11.  Executive Compensation

          Executive compensation is under the caption "Executive
          Compensation" on Pages 12 through 14 of our proxy statement dated December 6, 1999, incorporated here by reference.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

          Security ownership of certain beneficial owners and management is under the captions "Share Ownership of Management" and "Persons Owning More than Five Percent of Woodward Stock" on Pages 9 through 10 of our proxy statement dated December 6, 1999, incorporated here by reference.

Item 13.  Certain Relationships and Related Transactions

          Information regarding certain relationships and related transactions is under the caption "Compensation Committee Interlocks and Insider Participation" on Page 8 of our proxy statement dated December 6, 1999, incorporated here by reference.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) Index to Consolidated Financial Statements and Schedules

                                                    Reference
                                             Form 10-K    Annual Report
                                           Annual Report to Shareholders
                                                Page           Page
          Annual report to shareholder for the
          fiscal year ended September 30, 1999
          filed as Exhibit 13 to this Form 10-K
          and incorporated by reference:

              Statements of Consolidated Earnings
              for the years ended September 30,
              1999, 1998, and 1997                               22

              Consolidated Balance Sheets at
              September 30, 1999 and 1998                        23

              Statements of Consolidated Share-
              holders' Equity for the years ended
              September 30, 1999, 1998, and 1997                 24

              Statements of Consolidated Cash
              Flows for the years ended September
              30, 1999, 1998, and 1997                           25

              Notes to Consolidated Financial
              Statements                                        26-33

              Management's Responsibility for
              Financial Statements                                34

              Report of Independent Accountants                   34

              Selected Quarterly Financial Data                   35

          Separate financial statements of
          subsidiaries not consolidated and
          fifty percent-or-less-owned persons,
          included with this filing:

              GENXON Power Systems, L.L.C.
              Financial Statements and Report of
              Independent Accountants for the
              period from October 21, 1996
              (date of inception) to
              September 30, 1997                   S-1 - S-11

                                                    Reference
                                             Form 10-K    Annual Report
                                           Annual Report to Shareholders
                                                Page           Page

          Other Financial Statement Schedules:

            Report of Independent Accountants      S-12

            Valuation and Qualifying Accounts      S-13

          Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

          With the exception of the consolidated financial statements and the reports of indendepent accountants listed in the above index, the information referred to in Items 1, 3, 5, 6, 7, and 8, and the supplementary quarterly financial information referred to in
          Item 8, all of which is included in the 1999 Annual Report to Shareholders of Woodward Governor Company and incorporated by reference into this Form 10-K Annual Report, the 1999 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

          (b) Reports Filed on Form 8-K During the Fourth Quarter of the
          Fiscal Year Ended September 30, 1999.     None

          (c) Exhibits Filed as Part of This Report

          (3)(i) Certificaterticles of
                 Incorporation               Filed as an exhibit.

          (3)(ii) By-laws, amended           Filed as an exhibit.

          (4) Instruments defining           Instruments with respect
              the rights of security         to long-term debt and the ESOP
              holders, including             debt guarantee are not being
              indentures                     filed as they do not individually
                                             exceed 10 percent of our
                                             assets.  We agree to furnish a
                                             copy of each instrument to the
                                             Commission upon request.

                                             (10) Material contracts  A
                                             $250,000,000 credit agreement
                                             dated June 15, 1998 is
                                             included in exhibits filed
                                             with Form 10-Q for the quarter
                                             ended June 30, 1998,
                                             incorporated here by
                                             reference.

                                             Purchase and sale
                                             agreement on the acquisition
                                             of Wooward FST dated June 15,
                                             1998 is included in exhibits
                                             filled with Form 8-K on June
                                             30, 1998, incorporated here by
                                             reference.

          (11) Statement re computation of   Filed as an exhibit hereto.
               per share earnings

          (13) Annual report to shareholders Except specifically incorporated
               for the fiscal year           by reference, report is
               September 30, 1999            furnished solely for
                                             the information of the
                                             Commission and is not deemed
                                             "filed" as part of this
                                             report.

          (21) Subsidiaries                  Filed as an exhibit.

          (23) Consents of Independent
               Accountants                   Filed as an exhibit.

          (27) Financial data schedule       Filed as an exhibit.

          (99) Additional exhibit -
               description of annual
               report graphs                 Filed as an exhibit.

                                SIGNATURES


This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the financial statements referenced have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and worker members of Woodward Governor Company. This has been done under the general supervision of Stephen P. Carter, vice president, chief financial officer and treasurer. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, as indicated in their report in the annual report to shareholders for the fiscal year ended September 30, 1999.

This report contains much detailed information of which the various signatories cannot and do not have independent personal knowledge. The signatories believe, however, that the preparation and review processes summarized above are such as to afford reasonable assurance of compliance with applicable requirements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


         WOODWARD GOVERNOR COMPANY



         /s/ John A. Halbrook                     Director, Chairman of the
         John A. Halbrook                         Board and Chief Executive
                                                  Officer

         /s/ Stephen P. Carter                    Vice President, Chief
         Stephen P. Carter                        Financial Officer and
                                                  Treasurer
         Date: December 18, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Woodward Governor Company on the dates indicated:

               Signature              Title                 Date

          /s/ J. Grant Beadle        Director             December 21, 1999
          J. Grant Beadle

          /s/ Vern H. Cassens        Director             December 21, 1999
          Vern H. Cassens

          /s/ Carl J. Dargene        Director             December 21, 1999
          Carl J. Dargene

          /s/ Lawrence E. Gloyd      Director             December 22, 1999
          Lawrence E. Gloyd

          /s/ Thomas W. Heenan       Director             December 20, 1999
          Thomas W. Heenan

          _____________________      Director
          J. Peter Jeffrey

          /s/ Rodney O' Neal         Director             December 22, 1999
          Rodney O'Neal

          _____________________      Director
          Lou L. Pai

          _____________________      Director
          Michael T. Yonker

NOTE: THE FOLLOWING FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT ACCOUNTANTS OF OUR FIFTY PERCENT-OWNED JOINT VENTURE, WHICH IS NOT CONSOLIDATED, IS REQUIRED TO BE FILED AS PART OF THIS FORM 10-K IN ACCORDANCE WITH REGULATION S-X, RULE 3-09.









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



San Jose, California
October 17, 1997

                       GENXON POWER SYSTEMS, L.L.C.
                  (a Delaware limited liability company)
                     BALANCE SHEET, September 30, 1997

ASSETS
Current assets :
Cash and cash equivalents                      $ 54,366
Inventory                                       233,977
Prepaid expenses                                358,482
Total current assets                            646,825

Property and equipment                          557,362

Total assets                               $  1,204,187

     LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
 Payable to Woodward Governor Company$           89,483
 Payable to Catalytic Combustion Systems,Inc.   315,580
 Accounts payable                             1,852,014
 Accrued liabilities                            433,261

Total current liabilities                     2,690,338

Commitments and contingencies (Note 3)

Members' capital                             (1,486,151)

Total liabilities and members' capital       $1,204,187

The accompanying notes are an integral part of these financial statements.


                       GENXON POWER SYSTEMS, L.L.C.
                  (a Delaware limited liability company)
                          STATEMENT OF OPERATIONS
                   for the period from October 21, 1996
                 (date of inception) to September 30, 1997

Revenues:
Research contract$                              $268,000

Operating expenses:
  Research and development                     8,656,442
  Selling, general and administrative expenses 2,147,797
                                              10,804,239

Loss from operations                         (10,536,239)

Other income (expense):
  Interest income, net                            50,088
Net loss                                    $ 10,486,151

The accompanying notes are an integral part of these financial statements.

                       GENXON POWER SYSTEMS, L.L.C.
                  (a Delaware limited liability company)
                       STATEMENT OF MEMBERS' CAPITAL
                   for the period from October 21, 1996
                 (date of inception) to September 30, 1997
                           Woodward      Catalytica
                           Governor      Combustion
                           Company      Systems, Inc.  Total
Capital contributions    $7,100,000  $1,900,000   $ 9,000,000

Net loss                 (8,243,076) (2,243,075)  (10,486,151)

Members' capital,
  September 30, 1997    $(1,143,076)  $(343,075)  $(1,486,151)

The accompanying notes are an integral part of these financial statements.


                       GENXON POWER SYSTEMS, L.L.C.
                  (a Delaware limited liability company)
                          STATEMENT OF CASH FLOWS
                   for the period from October 21, 1996
                 (date of inception) to September 30, 1997

Cash flows from operating activities:
  Net loss                                $(10,486,151)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Changes in assets and liabilities:
     Inventory                                (233,977)
     Prepaid expenses                         (358,482)
     Payable to members                        405,063
     Accounts payable                        1,852,014
     Accrued liabilities                       433,261

Net cash used in operating activities       (8,388,272)

Cash flows from investing activities:
  Acquisition of property and equipment       (557,362)

Cash flows from financing activities:
  Members' capital contributions             9,000,000

Net increase in cash and cash equivalents       54,366

Cash and cash equivalents, beginning of period       _

Cash and cash equivalents, end of period$       54,366

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

 Investor members in GENXON Power Systems, L.L.C. received a percentage interest in the Company based on the amount of cash and the agreed-upon fair value of certain technology licenses contributed to the Company. There were two initial investor members, each receiving a 50 percent interest in the Company. Their initial capital commitments were as follows:

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

                              Catalytica   Woodward       Total
Cash contributed               $1,900,000  $7,100,000   $9,000,000
Technology licenses contributed 8,000,000   2,000,000   10,000,000
Allocation of net loss         (5,243,075) (5,243,076) (10,486,151)
Capital account balances       $4,656,925  $3,856,924   $8,513,849

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

   The Company has entered into a technical services agreement with the City of Glendale, California to retrofit an FT4 gas turbine engine which was provided by the City. Under the terms of the agreement, the retrofit will include adding the Company's proprietary combustion system and a digital control system for a total turnkey price of $700,000, and must be completed by December 1999. In the event that the Company is unable to complete the agreed upon retrofit on time or damages the engine in the process, the agreement requires the Company to return the engine to its original state or replace it with a similar engine, for which the Company has recorded a reserve of $134,000.

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

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Woodward Governor Company

Our audits of the consolidated financial statements referred to in our report dated November 9, 1999 appearing on page 34 in the 1999 Annual Report to Shareholders of Woodward Governor Company and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
Chicago, Illinois
November 9, 1999
                                     S-12
<PAGE

       Col A.         Col. B         Col. C                Col. D     Col. E

                                   Additions                          Balance
                   Balance at Charged to  Charged to                   at End
                   Beginning  Costs and     Other                        of
     Description    of Year   Expenses     Accounts (B) Deductions (A)  Year

1999:
    Allowance for
      Doubtful
      accounts       $4,451     $1,593          $49         $1,676     $4,417

1998:
    Allowance for
      Doubtful
      accounts       $2,757     $1,869         $368           $543     $4,451

1997:
    Allowance for
      Doubtful
      accounts       $2,755       $539         $136           $673     $2,757
