Form 10-Q
period 1999-12-31
WOODWARD GOVERNOR CO
filed 2000-02-04
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)

{ X } QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1999
                                    OR
{   } TRANSITION  REPORT PURSUANT TO SECTION 13 or 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from...............to...............

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

As of January 31, 2000, 11,231,647 shares of common stock with a par value of $.00875 cents per share were outstanding.

                    WOODWARD GOVERNOR COMPANY
                            FORM 10-Q
             For the Quarter Ended December 31, 1999

                              INDEX

Description

Part I.   Financial Information

Item 1.        Financial Statements
               Statements of Consolidated Earnings for the three months ended December 31, 1999 and 1998

               Consolidated Balance Sheets as of December 31,
               1999 and September 30, 1999

               Statements of Consolidated Cash Flows for the three months ended December 31, 1999 and 1998

               Notes to Consolidated Financial Statements

Item 2.        Management Discussion and Analysis of Financial
               Condition and Results of Operations

Part II.  Other Information

Signatures

           WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED EARNINGS
     for the three months ended December 31, 1999 and 1998
            (in thousands except per share amounts)
                          (Unaudited)

                                          1999          1998
Net billings for products and
   services                              $133,592        $144,908

Costs and expenses:
   Cost of goods sold                      99,653         110,015
   Sales, general, and administrative
      expenses                             18,521          19,850
   Amortization of intangible assets        1,667           1,705
   Interest expense                         2,809           3,241
   Interest income                           (174)           (168)
   Other expense--net                       1,002             939

     Total costs and expenses             123,478         135,582

Earnings before income taxes and
     equity in loss of unconsolidated
     affiliate                             10,114           9,326

Income taxes                                4,045           3,730

Earnings before equity in loss of
     unconsolidated affiliate               6,069           5,596

Equity in loss of unconsolidated
     affiliate, net of tax                     62             392

Net earnings                               $6,007          $5,204

Basic earnings per share                   $  .53          $ 0.46

Diluted earnings per share                 $  .53          $ 0.46

Weighted-average number of basic
   shares outstanding                      11,274          11,299

Weighted-average number of diluted
   shares outstanding                      11,321          11,310

Cash dividends per share                   $.2325          $.2325

See accompanying Notes to Consolidated Financial Statements.

          WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars)
                                             DECEMBER  SEPTEMBER
                                             31, 1999   30, 1999
                                            (Unaudited)
Assets
   Current assets:
     Cash and cash equivalents                  $9,398   $10,449
     Accounts receivable, less allowance
        for losses of $4,265 for December
        and $4,417 for September                96,362   115,517
     Inventories                               107,386   104,257
     Deferred income taxes                      17,221    17,221
        Total current assets                   230,367   247,444

   Property, plant, and equipment, at cost:
     Land                                        6,161     6,100
     Buildings and improvements                129,086   128,668
     Machinery and equipment                   233,591   227,611
     Construction in progress                    3,077     3,534
                                               371,915   365,913
     Less allowance for depreciation           246,672   241,791
   Property, plant, and equipment - net        125,243   124,122
   Intangibles - net                           155,062   156,802
   Other assets                                  4,179     4,287
   Deferred income taxes                        18,017    18,009

Total assets                                  $532,868  $550,664

Liabilities and shareholders' equity
   Current liabilities:
   Short-term borrowings                       $20,196    $7,303
   Current portion of long-term debt            24,900    34,650
   Accounts payable and accrued expenses        57,847    76,772
   Taxes on income                               3,461     4,327
        Total current liabilities              106,404   123,052
   Long-term debt, less current portion        135,000   139,000
   Other liabilities                            46,635    46,620
   Commitments and contingencies                 -         -

   Shareholders' equity represented by:
   Preferred stock, par value $.003 per
      share, authorized 10,000 shares, no
      shares issued                              -         -
   Common stock, par value $.00875 per
      share, authorized 50,000 shares, issued
      12,160 shares                                106       106
   Additional paid-in capital                   13,266    13,300
   Unearned ESOP compensation                   (7,540)   (7,450)
   Accumulated other comprehensive earnings      8,226     9,351
   Retained earnings                           250,883   247,420
                                               264,941   262,727
   Less treasury stock, at cost                 20,112    20,735
      Total shareholders' equity               244,829   241,992

Total liabilities and shareholders' equity    $532,868  $550,664

See accompanying Notes to Consolidated Financial Statements.

           WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
      for the three months ended December 31, 1999 and 1998
                    (in thousands of dollars)
                           (Unaudited)
                                               1999       1998
Cash flows from operating activities:
Net earnings                                $   6,007  $    5,204

Adjustments to reconcile net earnings to
   net cash provided by operating
   activities:
Depreciation and amortization                   7,639       8,470
Net loss on sale of property, plant, and
   equipment                                       30       -
Deferred income taxes                              (8)        (78)
ESOP compensation expense                         (90)        (57)
Equity in loss of unconsolidated affiliate        102         643
Changes in operating assets and
   liabilities:
     Accounts receivable                       18,573       5,968
     Inventories                               (3,521)        959
     Current liabilities, other than short-
       term borrowings and current portion of
       long-term debt                         (19,583)    (22,412)
     Other--net                                    44         125
       Total adjustments                        3,186      (6,382)

Net cash provided by (used in) operating        9,193      (1,178)
   activities

Cash flows from investing activities:
Payments for purchase of property, plant,
   and equipment                               (7,581)     (5,316)
Proceeds from sale of property, plant, and
   equipment                                      229          45
Investment in unconsolidated affiliate           -           (575)
Other                                            -            725
Net cash used in investing activities          (7,352)     (5,121)

Cash flows from financing activities:
Cash dividends paid                            (2,621)     (2,627)
Proceeds from sales of treasury stock             588       -
Purchases of treasury stock                      -          -
Net proceeds from (payments on) borrowings
   under revolving lines                      (36,902)     14,279
Proceeds of long-term debt                     40,000       -
Payments of long-term debt                     (3,750)      -
Tax benefit applicable to ESOP dividend            77          95
Net cash provided by (used in) financing
   activities                                  (2,608)     11,747

Effect of exchange rate changes on cash          (284)        150

Net change in cash and cash equivalents        (1,051)      5,598

Cash and cash equivalents, beginning of year   10,449      12,426

Cash and cash equivalents, end of year       $  9,398   $  18,024

Supplemental cash flow information:
     Interest expense paid                   $   3,471  $   2,982
     Income taxes paid                       $   4,987  $   6,057

See accompanying Notes to Consolidated Financial Statements.

           WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The consolidated balance sheet as of December 31, 1999, and the statements of consolidated earnings and the statements of consolidated cash flows for the three month periods ended December 31, 1999 and 1998, were prepared by the company without audit. The September 30, 1999, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of December 31, 1999, and the results of its operations and its cash flows for the three-month periods ended December 31, 1999 and 1998. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 1999 annual report and Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 26-33 of the 1999 annual report. The statements of consolidated earnings for the three-month period ended December 31, 1999 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2) Earnings per share:

                                             1999      1998
In thousands, except per share amounts,
for the three months ended December 31,

Net earnings (A)                           $ 6,007   $ 5,204
Determination of shares, in thousands:
 Weighted-average shares of common
stock outstanding (B)                       11,274    11,299
 Assumed exercise of stock options              47        11
 Weighted-average shares of common
stock outstanding assuming dilution,
in thousands (C)                            11,321    11,310
Basic earnings per share (A/B)             $  0.53   $  0.46
Diluted earnings per share (A/C)           $  0.53   $  0.46

The following stock options were outstanding during the three months ended December 31, 1999 and 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the quarters.

 In thousands for the three months ended
 December 31,
                                             1999      1998
Options                                    220,375   383,041
Weighted average exercise price             $32.34    $28.76

(3) Inventories:

                                       December       September
In thousands,                          31, 1999       30, 1999
Raw materials                           $2,291          $2,452
Component parts                         66,500          64,059
Work in process                         28,168          26,955
Finished goods                          12,636          12,021
                                       109,594         105,487
Less progress payments                  (2,208)         (1,230)
                                      $107,386        $104,257

(4) Included in accounts payable and accrued expenses are accounts payable of $18,383,000 at December 31, 1999, and $20,923,000 at September 30, 1999. Also included in accounts payable and accrued expenses are accrued restructuring expenses of $323,000 at December 31, 1999, and $475,000 at September 30,
1999. Accrued restructuring expense and its decrease is due to member termination benefits.

(5) Foreign currency translation adjustments are accumulated with other comprehensive earnings as a separate component of shareholders' equity. We have no other components of accumulated other comprehensive earnings. The company's total comprehensive earnings were as follows:

In thousands for the three months
ended December 31,                          1999            1998
Net earnings                               $6,007          $5,204
Other comprehensive earnings (loss)        (1,125)          1,000
Total comprehensive earnings               $4,882          $6,204

(6) Segment information:

In thousands for the three months ended
December 31,                                   1999        1998
Aircraft Engine Systems:
   External net billings                     $64,731      $80,513
   Intersegment billings                         228          346
   Segment earnings                            4,456       13,315
   Segment assets                            319,563      316,904
Industrial Controls:
   External net billings                     $46,373      $46,550
   Intersegment billings                       5,284        6,207
   Segment earnings                           10,815        5,115
   Segment assets                            116,201      141,074
Other Segments:
   External net billings                     $22,488       17,845
   Intersegment billings                         734          122
   Segment earnings (losses)                   1,354       (1,746)
   Segment assets                             43,569       32,473

Industrial Controls' intersegment billings for the year ended September 30, 1999, have been recast to reflect a more accurate level of intersegment activity. For the full year, intersegment billings previously reported as $13,297,000, have been restated to $26,857,000. Intersegment billings for the three months ended December 31, as reflected above, are shown on a comparable basis. This change did not affect other segment disclosures reported in the 1999 consolidated financial statements.

The difference between the total of segment earnings (losses) and the statements of consolidated earnings follows:

In thousands for the three months
ended December 31,                          1999        1998
Total earnings for reportable segments    $15,271     $18,430
Other segments' earnings (losses)           1,354      (1,746)
Interest expense and interest income       (2,635)     (3,073)
Unallocated corporate expenses             (3,876)     (4,285)
Consolidated earnings before income taxes
  and equity in loss of unconsolidated
  affiliate                               $10,114      $9,326

                         PART I - ITEM 2
           WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
               MANAGEMENT DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have prepared the following discussion and analysis to help you better understand our results of operations and financial condition. This discussion should be read with the consolidated financial statements, including the notes.

RESULTS OF OPERATIONS

Our results of operations are discussed and analyzed by reportable segment. We have two reportable segments - Aircraft Engine Systems and Industrial Controls. Aircraft Engine Systems provides fuel control systems and components primarily to original equipment manufacturers of aircraft engines. Industrial Controls provides fuel control systems and components primarily to original equipment manufacturers of industrial engines and turbines.

Our other operations include Global Services and Automotive Products. Global Services focuses on providing control systems and related services to industrial engine users in retrofit situations. Automotive Products focuses on products for the non-automotive small engine markets that require low-cost, high-volume, high-reliability manufacturing processes characteristic of suppliers to the automotive industry.

The segment earnings reported for these segments in the discussion and analysis that follows do not reflect interest expense, interest income and allocations of corporate expenses, and are before income taxes and equity in loss of unconsolidated affiliate. These other items are separately discussed and analyzed.

Aircraft Engine Systems
In thousands for the three months ended
December 31,                              1999       1998
External net billings                     $64,731    $80,513
Segment earnings                            4,456     13,315

External net billings of Aircraft Engine Systems decreased 20% in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999. This decrease was primarily related to reductions in sales volume as compared to last year. Our billings vary period to period and we do not believe this decrease reflects an ongoing trend. Last year our first quarter was relatively strong, in part due to shipments that were scheduled for delivery in the fourth quarter of fiscal year 1998, but were delayed until the first quarter of fiscal year 1999.

With improvements in delivery performance, we did not have similar shipments this year. In addition, we believe the first quarter this year reflects some inventory reductions by our customers. We believe Aircraft Engine Systems' billings will strengthen over the final three quarters of fiscal year 2000.

Segment earnings of Aircraft Engine Systems decreased 67% in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999. About 29% of our decrease in earnings can be directly attributed to the decrease in net billings. The remaining decrease in segment earnings is primarily related to the relatively high level of fixed costs in this segment and an increase in engineering expenses of approximately $1 million, which we believe will benefit future periods.

Industrial Controls
In thousands for the three months ended
December 31,                              1999       1998
External net billings                    $ 46,373   $ 46,550
Segment earnings                           10,815      5,115

Segment earnings for Industrial Controls increased 111% in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999. This improvement in earnings primarily reflects cost reductions we implemented during 1999, at the time of the strategic refocusing of Industrial Controls and Global Services. We are encouraged that fuel control systems have become a focal point of efforts to improve engine and turbine efficiency and emissions profiles, while lowering capital and operating costs. Our goal is to provide the needed solutions by developing innovative products with improved functionality and cost, including integrated products that encompass more of the total fuel delivery system.

Other Segments
In thousands for the three months ended
December 31,                              1999        1998
External net billings                    $ 22,488    $ 17,845
Segment earnings (losses)                   1,354      (1,746)

External net billings of other segments increased 26% in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999. This increase primarily resulted from strong demand for our pre-engineered control systems for gas turbine retrofit applications. Billings for small industrial engines in the first quarter this year were about the same as the first quarter last year.

Our segment results improved in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999 primarily because of higher billings and cost reductions in Global Services. These improvements were offset somewhat by higher expenses in Automotive Products, primarily associated with a more fully-developed selling and administrative infrastructure for conducting business, and the development of new products. We are pleased with the market's acceptance of our new products, several of which we will begin shipping later during fiscal year 2000.

Expenses Excluded From Segment Earnings
In thousands for the three months ended
December 31,                                1999      1998
Interest expense                         $  2,809   $ 3,241
Interest income                              (174)     (168)
Unallocated corporate expenses              3,876     4,285

Interest expense decreased in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999 because we had lower levels of average outstanding debt in the first quarter this year than we did last year. Corporate expenses reflect normal variations in the level of corporate-sponsored activities that occur during a period.

Net Earnings
In thousands, except per share amounts,
for the three months ended December 31,        1999      1998
Earnings before income taxes and equity in
  loss of unconsolidated affiliate          $ 10,114  $  9,326
Income taxes                                   4,045     3,730
Equity in loss of unconsolidated
  affiliate, net of tax                           62       392
Net earnings                                $  6,007  $  5,204
Basic earnings per share                       $ .53     $ .46
Diluted earnings per share                     $ .53     $ .46

The increase in earnings before income taxes and equity in loss of unconsolidated affiliate, which consists of the segment earnings and expenses excluded from segment earnings included in the preceding tables and discussion, resulted in an increase in income taxes in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999. Income taxes were provided at the same effective rate.

The equity in loss of unconsolidated affiliate reflects our share of the losses generated by GENXON(tm) Power Systems, LLC, a 50/50 joint venture. Since its inception, most of the activities and costs incurred were directly related to product development. GENXON(tm) reduced the amount of development activities in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999. GENXON(tm) is focused on the retrofit market for installed, out-of-warranty industrial gas turbines, which we believed would develop before the original equipment manufacturers markets developed. However, the original equipment manufacturers have shown strong interest in the technology and we are assessing the direction of that market. In the meantime, GENXON(tm)'s costs will be contained approximately at or below the levels of those incurred in 1999.

Basic and diluted earnings per share both increased about 15% on a net earnings increase of 15% in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999.
Changes in the weighted-average shares of common stock outstanding both before and after the assumed exercise of outstanding stock options were relatively small.

FINANCIAL CONDITION

Our discussion and analysis of our financial condition is presented by segment for total segment assets, which consists of accounts receivable, inventories, property, plant, and equipment-net and intangibles-net. We also discuss and analyze our working capital, noncurrent liabilities and shareholders' equity and cash flows. Together, this discussion and analysis will help you assess our liquidity and capital resources, as well as understand changes in our financial condition.

Assets
                                       December  September
In thousands,                          31, 1999   30, 1999
Aircraft Engine Systems                $ 319,563  $ 330,299
Industrial Controls                      116,201    126,344
Other segments                            43,569     40,129
Unallocated corporate property,
  plant, and equipment-net and
  intangibles-net                          4,720      3,926
Other unallocated assets                  48,815     49,966
Total assets                           $ 532,868  $ 550,664

Aircraft Engine Systems total segment assets at December 31, 1999 were 3% lower than at September 30, 1999. This decrease was primarily related to reductions in accounts receivable, which was somewhat offset by increases in inventory. Accounts receivable decreased because of lower billing levels in the first quarter of fiscal year 2000 as compared to the fourth quarter of fiscal year 1999. Inventory increased in anticipation of higher shipment levels in future periods.

Industrial Controls total segment assets at December 31, 1999 were 8% lower than at September 30, 1999. This decrease was primarily related to reductions in accounts receivable attributable to lower billing levels in the first quarter of fiscal year 2000 as compared to the latter part of the fourth quarter of fiscal year 1999.

Total segment assets for other segments increased 9% from
September 30, 1999 to December 31, 1999.   This increase was
primarily related to higher accounts receivable balances following two strong shipment quarters relative to prior quarters.

Selected Other Balance Sheet Items
                                          December  September
In thousands,                             31, 1999   30, 1999
Total assets                              $532,868   $550,664
Working capital (current assets less
  current liabilities)                     123,963    124,392
Long-term debt, less current portion       135,000    139,000
Other liabilities                           46,635     46,620
Commitments and contingencies                    -          -
Shareholders' equity                       244,829    241,992

Our balance sheet remained strong at December 31, 1999. Changes in our balance sheet from September 30, 1999 included a reduction in long-term debt while maintaining working capital at a relatively stable level, made possible by cash flows generated from operations.

We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. Further discussion of these matters is in our Annual Report for the year ended September 30, 1999 in Note P to the Consolidated Financial Statements on page 32.

Selected Cash Flow Items
In thousands for the three months ended
December 31,                                1999       1998
Net cash provided by (used in)
  operating activities                     $  9,193  $  (1,178)
Net cash used in investing activities        (7,352)    (5,121)
Net cash provided by (used in)
  financing activities                       (2,608)    11,747

Net cash flow from operations in the first quarter of fiscal year 2000 improved over the first quarter of fiscal year 1999 by more than $10 million. This improvement primarily related to changes in operating assets and liabilities in the first quarter this year as compared to last year. The most significant change as compared to last year was related to accounts receivable reductions. Accounts receivable collections outpaced billings to a higher degree in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999.

Net cash flow used in investing activities were higher in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999 primarily because of purchases of property, plant, and equipment. In the first quarter of fiscal year 2000, we capitalized about $450 thousand of software development costs. The remaining difference is related to both normal quarterly variations in capital expenditure rates and an expectation of higher capital expenditures for the full fiscal year 2000 as compared to fiscal year 1999.

Net cash flow for financing activities reflect our ability to reduce debt in the first quarter of fiscal year 2000 as a result of the positive cash flow from operations in excess of investment activities. Last year, we were in a net borrowing situation in the first quarter due to use of cash for operations and for investment activities.

Future cash flow from operations and available revolving lines of credit are expected to be adequate to meet the investing and financing cash requirements of our existing business during the next twelve months. However, it is possible business acquisitions could be made that would require amendments to existing debt agreements and the need to obtain additional financing.

OTHER MATTERS

Market Risks
Interest on long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in our Annual Report and Form 10-K for the year ended September 30, 1999 in the Management Discussion and Analysis of Results of Operations and Financial Condition on page 20.

Year 2000
We recognized the potential problems associated with the year 2000 and formed a task force to address this risk in May 1997.
We believe corrective efforts undertaken adequately addressed year 2000 issues. There have been no significant issues affecting our products or internal systems since the change in year to 2000. Furthermore, we are not aware of, and do not expect, any year 2000 issues with our partners or suppliers that will cause significant disruption to our operations. Although we do not expect any significant issues, the task force will remain in force until March 2000.

We have applied available and beneficial provisions of the federal "Year 2000 Information and Readiness Disclosure Act." Comments above should be regarded as being "Year 2000 Statements" and "Year 2000 Readiness Disclosures," as applicable, within the meaning of, and subject to, the exclusions prescribed by the Act.

Recent Accounting Pronouncements
In March 1998, the American Institute of Certified Public
Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of software developed or obtained for internal use and is effective beginning October 1, 1999. As a result, we are now capitalizing certain software development costs that we expensed in the past. We have estimated that the effect of complying with this statement for planned projects will be to increase net earnings in 2000 by approximately $650 thousand. Through December 31, 1999, we have capitalized approximately $450 thousand of software development costs.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Following a subsequent deferral of the original implementation date, it is effective in fiscal year 2001. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other requirements, it requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. The company currently does not have any derivative instruments and does not expect this new statement to have any significant impact on our consolidated financial statements.

                   PART II - OTHER INFORMATION

Item 6

a) Exhibits
     27. Financial data schedule

b) No form 8-K was filed for the quarter ended December 31, 1999.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WOODWARD GOVERNOR COMPANY






 February  4, 2000                    /s/  John A. Halbrook
                                      John A. Halbrook, President
                                      and Chief Executive Officer




 February   4,   2000                 /s/ Stephen P. Carter
                                      Stephen  P.  Carter,  Vice
                                      President, Chief Financial
                                      Officer and Treasurer