Form 10-Q
period 2000-03-31
WOODWARD GOVERNOR CO
filed 2000-05-08
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)
{  X  }       QUARTERLY  REPORT PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES                    EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

As of April 30, 2000, 11,245,797 shares of common stock with a par value of $.00875 cents per share were outstanding.
                        WOODWARD GOVERNOR COMPANY
                                FORM 10-Q
                   For the Quarter Ended March 31, 2000

                                  INDEX


Description


Part I.   Financial Information

     Item 1.  Financial Statements

              Statements of Consolidated Earnings for the Three Months ended March 31, 2000 and 1999

              Statements of Consolidated Earnings for the Six
              Months ended March 31, 2000 and 1999

              Consolidated Balance Sheets as of
              March 31, 2000 and September 30, 1999

              Statements of Consolidated Cash Flows for the Six
              Months ended March 31, 2000 and 1999

              Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


Signatures

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended March 31, 2000 and 1999
(in thousands except per share amounts)
(Unaudited)
                                                     2000         1999
Net billings for products and services              $149,085    $144,408
Costs and expenses:
     Cost of goods sold                              116,340     107,564
     Sales, general, and administrative expenses      20,148      19,847
     Amortization of intangible assets                 1,508       1,701
     Restructuring expense                                 -       8,174
     Interest expense                                  3,076       3,282
     Interest income                                    (165)       (307)
     Other expense--net                                 (649)        242

              Total costs and expenses               140,258     140,503

Earnings before income taxes and
      equity in loss of unconsolidated affiliate       8,827       3,905

Income taxes                                           3,440       1,562

Earnings before equity in loss of
     unconsolidated affiliate                          5,387       2,343

Equity in loss of unconsolidated affiliate,
     net of tax                                           15         279

Net earnings                                          $5,372      $2,064

Basic earnings per share                               $0.48       $0.18

Diluted earnings per share                             $0.48       $0.18

Weighted-average number of basic shares outstanding   11,241      11,267

Weighted-average number of diluted shares
  outstanding                                         11,260      11,280

Cash dividends per share                             $0.2325     $0.2325

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the six months ended March 31, 2000 and 1999
(in thousands except per share amounts)
(Unaudited)
                                                     2000         1999
Net billings for products and services              $282,677    $289,316

Costs and expenses:
     Cost of goods sold                              215,993     217,579
     Sales, general, and administrative expenses      38,669      39,697
     Amortization of intangible assets                 3,175       3,406
     Restructuring expense                                 -       8,174
     Interest expense                                  5,885       6,523
     Interest income                                    (339)       (475)
     Other expense--net                                  353       1,181

              Total costs and expenses               263,736     276,085

Earnings before income taxes and
     equity in loss of unconsolidated affiliate       18,941      13,231

Income taxes                                           7,485       5,292

Earnings before equity in loss of
     unconsolidated affiliate                         11,456       7,939

Equity in loss of unconsolidated affiliate,
     net of tax                                           77         671

Net earnings                                         $11,379      $7,268

Basic earnings per share                               $1.01       $0.64

Diluted earnings per share                             $1.01       $0.64

Weighted-average number of basic shares
   outstanding                                        11,258      11,283

Weighted-average number of diluted shares
   outstanding                                        11,285      11,295

Cash dividends per share                             $0.4650     $0.4650

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
                                                  MARCH         SEPTEMBER
                                                 31, 2000        30, 1999
                                                (Unaudited)
Assets
  Current assets:
  Cash and cash equivalents                        $13,544          $10,449
  Accounts receivable, less allowance
    for losses of $4,517 for March
    and $4,417 for September                        92,636          115,517
  Inventories                                      108,455          104,257
  Deferred income taxes                             16,958           17,221
       Total current assets                        231,593          247,444

  Property, plant, and equipment, at cost:
     Land                                            5,980            6,100
     Buildings and improvements                    128,679          128,668
     Machinery and equipment                       230,961          227,611
     Construction in progress                        4,653            3,534
                                                   370,273          365,913
     Less allowance for depreciation               245,478          241,791
  Property, plant, and equipment - net             124,795          124,122
  Intangibles - net                                153,473          156,802
  Other assets                                       5,833            4,287
  Deferred income taxes                             16,735           18,009

Total assets                                      $532,429         $550,664

Liabilities and shareholders' equity
  Current liabilities:
     Short-term borrowings                         $12,590           $7,303
     Current portion of long-term debt              34,150           34,650
     Accounts payable and accrued expenses          64,377           76,772
     Taxes on income                                     -            4,327
         Total current liabilities                 111,117          123,052
  Long-term debt, less current portion             130,000          139,000
  Other liabilities                                 47,538           46,620
  Commitments and contingencies                          -                -

  Shareholders' equity represented by:
     Preferred stock, par value $.003 per share,
       authorized 10,000 shares, no shares, issued       -                -
     Common stock, par value $.00875 per share
       authorized 50,000 shares, issued
       12,160 shares                                   106              106
     Additional paid-in capital                     13,249           13,300
     Unearned ESOP compensation                     (7,629)          (7,450)
     Accumulated other comprehensive earnings        5,857            9,351
     Retained earnings                             253,772          247,420
                                                   265,355          262,727
     Less treasury stock, at cost                   21,581           20,735
        Total shareholders' equity                 243,774          241,992

Total liabilities and shareholders' equity        $532,429         $550,664

See accompanying Notes to Consolidated Financial Statements.

   WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
     STATEMENTS OF CONSOLIDATED CASH FLOWS
for the six months ended March 31, 2000 and 1999
           (in thousands of dollars)
                  (Unaudited)
                                                        2000           1999
Cash flows from operating activities:
Net earnings                                            $11,379        $7,268

Adjustments to reconcile net earnings to
   net cash provided by operating activities:
Depreciation and amortization                            14,899        16,997
Net gain on sale of property, plant, and equipment         (183)       (1,015)
Deferred income taxes                                     1,537           (97)
ESOP compensation expense                                  (179)            -
Equity in loss of unconsolidated affiliate                  122         1,100
Changes in operating assets and liabilities:
   Accounts receivable                                   21,256         9,302
   Inventories                                           (5,361)         (236)
   Current liabilities, other than short-term
     borrowings and current portion of long-term debt   (16,048)      (11,852)
   Other--net                                              (710)          334
       Total adjustments                                 15,333        14,533

Net cash provided by operating activities                26,712        21,801

Cash flows from investing activities:
Payments for purchase of property, plant,
    and equipment                                       (14,270)      (12,832)
Proceeds from sale of property, plant, and equipment      1,048         4,119
Investment in unconsolidated affiliate                        -          (725)
Net cash used in investing activities                   (13,222)       (9,438)

Cash flows from financing activities:
Cash dividends paid                                      (5,233)       (5,254)
Proceeds from sales of treasury stock                       803             -
Purchases of treasury stock                              (1,762)       (1,029)
Net proceeds from (payments on) borrowings
  under revolving lines                                   5,786           (79)
Payments of long-term debt                               (9,500)         (118)
Tax benefit applicable to ESOP dividend                     206           190
Net cash used in financing activities                    (9,700)       (6,290)

Effect of exchange rate changes on cash                    (695)          718

Net change in cash and cash equivalents                   3,095         6,791

Cash and cash equivalents, beginning of year             10,449        12,426

Cash and cash equivalents, end of period                $13,544       $19,217

Supplemental cash flow information:
     Interest expense paid                               $6,510        $6,441
     Income taxes paid                                   $9,844        $8,460

See accompanying Notes to Consolidated Financial Statements.

               WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The consolidated balance sheet as of March 31, 2000, the statements of consolidated earnings for the three and six-month periods ended March 31, 2000 and 1999, and the statements of consolidated cash flows for the six-month period ended March 31, 2000 and 1999 were prepared by the company without audit. The September 30, 1999, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of March 31, 2000, the results of its operations for the three and six-month periods ended March 31, 2000 and 1999, and its cash flows for the six-month period ended March 31, 2000 and 1999. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 1999 annual report and Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 26-33 of the 1999 annual report. The statements of consolidated earnings for the three and six-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2) Earnings per share:
                                          Three months   Six months ended
                                              ended          March 31,
                                            March 31,
(In thousands, except per share
  amounts)                                2000     1999    2000     1999
Net earnings (A)                        $ 5,372  $ 2,064  $11,379  $7,268
Determination of shares:
 Weighted-average shares of common
  stock outstanding (B)                  11,241   11,267   11,258  11,283
 Assumed exercise of stock options           19       13       27      12
 Weighted-average shares of common
  stock outstanding assuming dilution
  (C)                                    11,260   11,280   11,285  11,295
Basic earnings per share (A/B)          $  0.48  $  0.18  $  1.01  $  .64
Diluted earnings per share (A/C)        $  0.48  $  0.18  $  1.01  $  .64

The following stock options were outstanding during the three and six months ended March 31, 2000 and 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the quarters.

                                   Three months ended   Six months ended
                                        March 31,           March 31,
                                      2000       1999     2000     1999
 Options                               509,498  383,041  362,898  383,041
 Weighted-average exercise price        $27.63   $28.76   $29.30   $26.15

(3) Inventories:
                                                 March        September
(In thousands)                                 31, 2000        30, 1999
Raw materials                                        $3,783        $2,452
Component parts                                      49,124        64,059
Work in process                                      42,796        26,955
Finished goods                                       13,368        12,021
                                                    109,071       105,487
Less progress payments                                (616)       (1,230)
                                                   $108,455      $104,257

(4) Included in accounts payable and accrued expenses are accounts payable of $17,344,000 at March 31, 2000, and $20,923,000 at September 30, 1999. Also included in accounts payable and accrued expenses are accrued restructuring expenses of $254,000 at March 31, 2000, and $475,000 at September 30, 1999. Accrued restructuring expense and its decrease are due to member termination benefits.

(5) Foreign currency translation adjustments are accumulated with other comprehensive earnings (losses) as a separate component of shareholders' equity. We have no other components of other comprehensive earnings. The company's total comprehensive earnings were as follows:

                                  Three months ended    Six months ended
                                      March 31,            March 31,
(In thousands)                     2000        1999      2000      1999
Net earnings                        $5,372      $2,064  $11,379    $7,268
Other comprehensive losses          (2,369)     (1,373)  (3,494)     (373)
Total comprehensive earnings        $3,003        $691   $7,885    $6,895

(6) Segment information:

                                   At or for the
                                    three months         Six months
                                       ended                ended
                                     March 31,            March 31,
(In thousands)                     2000     1999      2000        1999
Aircraft Engine Systems:
   External net billings          $77,713   $82,016  $142,444    $162,529
   Intersegment billings              330       384       558         730
   Segment earnings                 4,558    15,806     9,014      29,121
   Segment assets                 321,381   320,490
Industrial Controls:
   External net billings          $45,124   $45,972   $91,497     $92,522
   Intersegment billings            5,722     4,799    11,006      11,902
   Segment earnings                 9,126     5,748    19,941      10,863
   Segment assets                 110,584   130,856
Other Segments:
   External net billings          $26,248    16,420   $48,736     $34,265
   Intersegment billings            1,368     1,169     2,103       1,502
   Segment earnings (losses)        2,460    (3,126)    3,814      (4,872)
   Segment assets                  42,445    33,739

The difference between the total of segment earnings (losses) and the statements of consolidated earnings follows:

                                  Three months ended   Six months ended
                                       March 31,           March 31,
(In thousands)                      2000      1999      2000      1999
Total earnings for reportable
 segments                            $13,684   $21,554   $28,955   $39,984
Other segments' earnings (losses)      2,460    (3,126)    3,814    (4,872)
Restructuring expense, interest
 expense and interest income          (2,911)  (11,149)   (5,546)  (14,222)
Unallocated corporate expenses        (4,406)   (3,374)   (8,282)   (7,659)
Consolidated earnings before income
 taxes and equity in loss of
 unconsolidated affiliate             $8,827    $3,905   $18,941   $13,231

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

The segment earnings reported for these segments in the discussion and analysis that follows does not reflect restructuring expense, interest expense, interest income and allocations of corporate expenses, and is before income taxes and equity in loss of unconsolidated affiliate. These other items are separately discussed and analyzed.

Aircraft Engine Systems
                        Three months ended      Six months ended
                             March 31,             March 31,
(In thousands)             2000        1999       2000        1999
External net billings      $77,713     $82,016    $142,444   $162,529
Segment earnings             4,558      15,806       9,014     29,121

External net billings of Aircraft Engine Systems decreased in both the three months and six months ended March 31 in 2000 as compared to 1999. In addition to normal period-to-period variability, we experienced decreases related to aftermarket revenue which we believe may be caused by broader industry trends, including the lengthening of time between our customers' discretionary repair and overhaul activities, increasing competition from original equipment manufacturers that have expanded their own aftermarket service offerings, and increasing reliability of our components. In addition, in fiscal year 1999 our first quarter billings were relatively strong due in part to shipments that were originally scheduled for delivery in the fourth quarter of fiscal year 1998. With improvements in delivery performance, we did not have similar shipments this year, impacting our six-months comparison. Our second quarter billings increased over our first quarter billings and we believe they will continue to strengthen over our final two quarters of fiscal year 2000.

Segment earnings of Aircraft Engine Systems decreased in both the three months and six months ended March 31 in 2000 as compared to 1999. These decreases can be attributed to the reduced billing levels this year as compared to last year, especially related to aftermarket revenues, and higher expenses in several areas. Billing levels impacted our profits disproportionately because many of our costs are relatively fixed in nature. Our expenses increased this year over last year primarily because of costs associated with our second quarter early retirement program (discussed below), ongoing product development activities, specific warranty issues, and the rapid expansion of our industrial nozzle business. Except for warranty, we believe these costs will benefit future periods. Partially offsetting these increased expenses was a reduction of certain accruals related to a prior business acquisition of $0.9 million.

In the second quarter of fiscal year 2000, we offered early retirement benefits as part of a broader workforce management program to align staffing levels with expected demand. Under this program, 65 members of our workforce retired on April 1, 2000. The amount of the early retirement benefits, totaling $3.4 million, was expensed and accrued for in our second quarter and will be paid in our third quarter. Subsequent to the end of the second quarter, we developed plans and terminated an additional 16 members of our workforce. Currently, we are continuing to assess staffing levels in each of our Aircraft Engine Systems operations.

Industrial Controls
                        Three months ended      Six months ended
                             March 31,             March 31,
(In thousands)            2000        1999       2000        1999
External net billings    $45,124     $45,972     $91,497    $92,522
Segment earnings           9,126       5,748      19,941     10,863

Segment earnings for Industrial Controls increased in both the three months and six months ended March 31 in 2000 as compared to 1999. Industrial Controls benefited from our March 1999 reorganization, which enabled it to lower costs and increase its focus on engine and turbine manufacturers. With strengthened fundamentals, and an ability to offer original equipment manufacturers high quality and competitive prices, we are pursuing a strategy of increasing billings through market share gains and innovative new product introductions, as well as serving the growing demand for new gas turbines.

Other Segments
                         Three months ended     Six months ended
                             March 31,             March 31,
(In thousands)             2000       1999       2000        1999
External net billings     $26,248    $16,420     $48,736    $34,265
Segment earnings            2,460     (3,126)      3,814     (4,872)

External net billings of other segments increased in both the three months and six months ended March 31 in 2000 as compared to 1999. This increase primarily resulted from strong demand for our pre-engineered control systems for gas turbine retrofit applications.

Other segment results improved in both the three months and six months ended March 31 in 2000 as compared to 1999 primarily because of higher billings and cost reductions in Global Services. Our March 1999 reorganization resulted in an increased focus on the control system retrofit needs of industrial engine users. These improvements were offset somewhat by higher expenses in Automotive Products, primarily associated with a more fully-developed selling and administrative infrastructure for conducting business, and the development of new products.

On April 19, 2000, we announced the signing of a definitive agreement under which we will sell the turbine control retrofit business of Global Services to GE Power Systems. The sale is expected to occur late in our third fiscal quarter and to result in a gain.

The portion of Global Services being sold accounted for almost 10% of our consolidated billings in fiscal year 1999, although actual amounts have not been determined. In fiscal year 1999, that portion of our business generated losses. However, following our March 1999 reorganization discussed above, it has improved its financial performance and has generated earnings in fiscal year 2000. Its results are included in the segment earnings reported for other segments and accounts for most of the fiscal year 2000 improvement over fiscal year 1999.

The sale includes a product agreement with GE Power Systems for us to supply controls to GE for application in the retrofit business. As a result of the product agreement, external net billings of Industrial Controls will increase and its intersegment net billings will decrease after the sale has been completed.

Expenses Excluded From Segment Earnings
                        Three months ended      Six months ended
                             March 31,             March 31,
(In thousands)            2000        1999       2000        1999
Restructuring expense     $    -      $8,174      $    -     $8,174
Interest expense           3,076       3,282       5,885      6,523
Interest income             (165)       (307)       (339)      (475)
Corporate expenses         4,406       3,374       8,282      7,659

Restructuring expense was recognized in the three months and six months ended March 31, 1999, in connection with the March 1999 reorganization and the consolidation of two of our facilities. Industrial Controls was reorganized to separate the units serving engine and turbine manufacturers from those that serve the retrofit market to enable us to better focus on the precise needs of our customers and to align staffing levels with expected demand. We also consolidated two facilities in Germany.

Interest expense decreased in both the three months and six months ended March 31 in 2000 as compared to 1999 because we had lower levels of average outstanding debt this year as compared to last year, more than offsetting the effects of higher interest rates.

Corporate expenses in the three months and six months ended March 31, 1999, included a gain of $1.0 million on the sale of non-operating real estate in Stevens Point, Wisconsin.

Net Earnings
                            Three months ended   Six months ended
                                March 31,            March 31,
(In thousands, except per
  share amounts)              2000       1999       2000      1999
Earnings before income taxes
 and equity in loss of
 unconsolidated affiliate     $8,827     $3,905    $18,941  $13,231
Income taxes                   3,440      1,562      7,485    5,292
Equity in loss of
 unconsolidated affiliate,
 net of tax                       15        279         77      671
Net earnings                  $5,372     $2,064    $11,379  $ 7,268
Basic earnings per share       $ .48      $ .18      $1.01    $ .64
Diluted earnings per share     $ .48      $ .18      $1.01    $ .64

The increase in earnings before income taxes and equity in loss of unconsolidated affiliate, which consists of the segment earnings and expenses excluded from segment earnings included in the preceding tables and discussion, resulted in an increase in income taxes in both the three months and six months ended March 31 in 2000 as compared to 1999. Our effective income tax rate decreased from 40.0% in our first three months of fiscal year 2000 to 39.5% for the first six months of fiscal year 2000, better reflecting our expectations for the year.

The equity in loss of unconsolidated affiliate reflects our share of the losses generated by GENXON(tm) Power Systems, LLC, a 50/50 joint venture. Since its inception, most of the activities and costs incurred were directly related to product development. GENXON reduced the amount of development activities in both the three months and six months ended March 31 in 2000 as compared to 1999. GENXON is focused on the retrofit market for installed, out-of-warranty industrial gas turbines, which we believed would develop before the original equipment manufacturers markets developed. However, the original equipment manufacturers have shown strong interest in the technology and we continue to monitor direction of that market. In the meantime, GENXON's costs will be below the levels of those incurred in fiscal year 1999.

Basic and diluted earnings per share increased in both the three months and six months ended March 31 in 2000 as compared to 1999 by approximately the same percentage as net earnings. Changes in the weighted-average shares of common stock outstanding both before and after the assumed exercise of outstanding stock options were relatively small.

Without the early retirement charge and the reduction in acquisition-related accruals in this year's second fiscal quarter, and without the restructuring expense and gain on the sale of real estate in last year's second fiscal quarter, net earnings for the three months ended March 31 would have been $6.9 million ($0.61 per basic and diluted share) in 2000 compared to $6.4 million ($0.56 per basic and diluted share) in 1999. Also without these items, net earnings for the six months ended March 31 would have been $12.9 million ($1.14 per basic and diluted share) in 2000 compared to $11.6 ($1.02 per basic and diluted share) in 1999.

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

Assets
                                             March 31,    September 30,
(In thousands)                                 2000           1999
Aircraft Engine Systems                        $321,381    $330,299
Industrial Controls                             110,584     126,344
Other Segments                                   42,445      40,129
Unallocated corporate property, plant, and
 equipment-net and intangibles-net                4,949       3,926
Other unallocated assets                         53,070      49,966
Total assets                                   $532,429    $550,664

Aircraft Engine Systems' and Industrial Controls' total segment assets at March 31, 2000, were lower than at September 30, 1999, primarily because of decreases in accounts receivable. The decreases in accounts receivable are principally attributable to lower billing levels in the second quarter of fiscal year 2000 as compared to the latter part of the fourth quarter of fiscal year 1999.

Included above with the other segments are assets related to the turbine control retrofit business we agreed to sell to GE Power Systems. At March 31, 2000, the balances of segment assets held for sale under this agreement were approximately $17.5 million.

Selected Other Balance Sheet Items
                                              March 31,    September 30,
(In thousands)                                   2000           1999
Total assets                                   $532,429        $550,664
Working capital (current assets less current
 liabilities)                                   120,476         124,392
Long-term debt, less current portion            130,000         139,000
Other liabilities                                47,538          46,620
Commitments and contingencies                         -               -
Shareholders' equity                            243,774         241,992

Our balance sheet remained strong at March 31, 2000. Changes in our balance sheet from September 30, 1999, included a reduction in long-term debt while reducing working capital only slightly, made possible from cash flows generated from operations.

We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. Further discussion of these matters is in our Annual Report and Form 10-K for the year ended September 30, 1999, in Note P to the Consolidated Financial Statements on page 32.

Selected Cash Flow Items
                                                Six months ended
                                                   March 31,
(In thousands)                                  2000        1999
Net cash provided by operating activities       $ 26,712    $21,801
Net cash used in investing activities            (13,222)    (9,438)
Net cash used in financing activities             (9,700)    (6,290)

Net cash provided by operating activities improved in the six months ended March 31 in 2000 as compared to 1999, primarily as a result of improved earnings.

More of our cash was used in investing activities in the six months ended March 31, 2000, than in the six months ended March 31, 1999. The most significant reason for this difference is that we received cash from the sale of non-operating real estate in the second fiscal quarter of 1999. In addition, our capital expenditures in the first six months of fiscal year 2000 were about $1.4 million higher than they were in the first six months of fiscal year 1999. Of this amount, approximately $1.0 million can be attributable to software development costs not previously capitalized.

Net cash used in financing activities reflects our payment of dividends and our reduction of debt, among other financing activities, resulting from the positive cash we generated from operations in excess of our investments.

Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet the investing and financing cash requirements of our existing business during the next twelve months. We also anticipate receiving cash late in our third fiscal quarter of 2000 related to the sale of our turbine control retrofit business of Global Services to GE Power Systems. However, it is possible business acquisitions could be made, during the next twelve months or in the future, that would require amendments to existing debt agreements and the need to obtain additional financing.

OTHER MATTERS

Market Risks
Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in our Annual Report and Form 10-K for the year ended September 30, 1999, in the Management Discussion and Analysis of Results of Operations and Financial Condition on page 20.

Recent Accounting Pronouncements
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of software developed or obtained for internal use and is effective beginning October 1, 1999. As a result, we are now capitalizing certain software development costs that we expensed in the past. We have estimated that the effect of complying with this statement for planned projects will be to increase net earnings in fiscal year 2000 by approximately $0.8 million. Of this amount, we have already recognized an increase in net earnings of $0.6 million in the six months ended March 31, 2000.

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

                       PART II - OTHER INFORMATION

Item 6

a) Exhibits
      27.  Financial data schedule

b) No form 8-K was filed for the quarter ended March 31, 2000.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WOODWARD GOVERNOR COMPANY






  May 8, 2000                         /s/ John A. Halbrook
                                      John A. Halbrook, President
                                      and Chief Executive Officer




   May 8, 2000                        /s/ Stephen P. Carter
                                      Stephen P. Carter, Vice President,
                                      Chief Financial Officer and Treasurer