Form 10-Q
period 2000-06-30
WOODWARD GOVERNOR CO
filed 2000-08-01
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q



{ X } QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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

As of June 30, 2000, 11,273,537 shares of common stock with a par value of $.00875 cents per share were outstanding.

                    WOODWARD GOVERNOR COMPANY
                            FORM 10-Q
               For the Quarter Ended June 30, 2000


                              INDEX


Description


Part I.   Financial Information

  Item 1. Financial Statements

          Statements of Consolidated Earnings for the three months ended June 30, 2000 and 1999

          Statements of Consolidated Earnings for the nine months ended June 30, 2000 and 1999

          Consolidated Balance Sheets as of June 30, 2000
          and September 30, 1999

          Statements of Consolidated Cash Flows for the nine months ended June 30, 2000 and 1999

          Notes to Consolidated Financial Statements

  Item 2. Management Discussion and Analysis of Results of
          Operations and Financial Condition


Part II.  Other Information

     Item 6.   Reports on Form 8-K


Signatures

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the three months ended June 30, 2000 and 1999
(in thousands except per share amounts)
(Unaudited)

                                                    2000       1999
Net billings for products and services            $155,496   $139,239

Costs and expenses:
  Cost of goods sold                               116,717    100,245
  Sales, general, and administrative expenses       19,980     19,914
  Amortization of intangible assets                  1,631      1,698
  Interest expense                                   2,842      2,856
  Interest income                                     (214)      (218)
  Other expense/(income)--net                          (25)       779
  Gain on sale of business                         (25,244)      -

       Total costs and expenses, net of gain       115,687    125,274

Earnings before income taxes and
  equity in loss of unconsolidated affiliate        39,809     13,965

Income taxes                                        13,631      5,578

Earnings before equity in loss of
  unconsolidated affiliate                          26,178      8,387

Equity in loss of unconsolidated affiliate,
  net of tax                                            13        308

Net earnings                                       $26,165     $8,079

Basic earnings per share                             $2.33      $0.72

Diluted earnings per share                           $2.32      $0.72

Weighted-average number of basic shares
  outstanding                                       11,252     11,258

Weighted-average number of diluted shares
  outstanding                                       11,275     11,292

Cash dividends per share                           $0.2325    $0.2325

See accompanying Notes to Consolidated Financial Statements.
</TABLE?


WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EARNINGS
for the nine months ended June 30, 2000 and 1999
(in thousands except per share amounts)
(Unaudited)
                                                    2000        1999
Net billings for products and services            $438,173    $428,555

Costs and expenses:
  Cost of goods sold                               332,710     317,824
  Sales, general, and administrative expenses       58,649      59,611
  Amortization of intangible assets                  4,806       5,104
  Restructuring expense                               -          8,174
  Interest expense                                   8,727       9,379
  Interest income                                     (553)       (693)
  Other expense--net                                   328       1,960
  Gain on sale of business                         (25,244)       -

       Total costs and expenses, net of gain       379,423     401,359

Earnings before income taxes and
  equity in loss of unconsolidated affiliate        58,750      27,196

Income taxes                                        21,116      10,870

Earnings before equity in loss of
  unconsolidated affiliate                          37,634      16,326

Equity in loss of unconsolidated affiliate,
  net of tax                                            90         979

Net earnings                                       $37,544     $15,347

Basic earnings per share                             $3.34       $1.36

Diluted earnings per share                           $3.33       $1.36

Weighted-average number of basic shares
  outstanding                                       11,256      11,275

Weighted-average number of diluted shares
  outstanding                                       11,284      11,292

Cash dividends per share                           $0.6975     $0.6975

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except per share amounts)
                                                  JUNE      SEPTEMBER
                                                 30, 2000   30, 1999
                                               (Unaudited)
Assets
  Current assets:
  Cash and cash equivalents                      $14,399     $10,449
  Accounts receivable, less allowance
      for losses of $5,118 for June
      and $4,417 for September                    90,768     115,517
  Inventories                                    104,042     104,257
  Deferred income taxes                           16,657      17,221
      Total current assets                       225,866     247,444

  Property, plant, and equipment, at cost:
     Land                                          5,971       6,100
     Buildings and improvements                  128,765     128,668
     Machinery and equipment                     231,586     227,611
     Construction in progress                      2,234       3,534
                                                 368,556     365,913
     Less allowance for depreciation             245,241     241,791
  Property, plant, and equipment - net           123,315     124,122
  Intangibles - net                              151,757     156,802
  Other assets                                     7,904       4,287
  Deferred income taxes                           15,747      18,009

Total assets                                    $524,589    $550,664

Liabilities and shareholders' equity
  Current liabilities:
  Short-term borrowings                          $12,490      $7,303
  Current portion of long-term debt               35,400      34,650
  Accounts payable and accrued expenses           76,948      76,772
  Taxes on income                                  9,212       4,327
      Total current liabilities                  134,050     123,052
  Long-term debt, less current portion            77,000     139,000
  Other liabilities                               47,282      46,620
  Commitments and contingencies                     -           -

  Shareholders' equity represented by:
     Preferred stock, par value $.003 per share,
       authorized 10,000 shares, no shares issued   -           -
     Common stock, par value $.00875 per share,
       authorized 50,000 shares, issued
       12,160 shares                                 106         106
     Additional paid-in capital                   13,202      13,300
     Unearned ESOP compensation                   (7,719)     (7,450)
     Accumulated other comprehensive earnings      4,105       9,351
     Retained earnings                           277,431     247,420
                                                 287,125     262,727
     Less treasury stock, at cost                 20,868      20,735
        Total shareholders' equity               266,257     241,992

Total liabilities and shareholders' equity      $524,589    $550,664

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
for the nine months ended June 30, 2000 and 1999
(in thousands of dollars)
(Unaudited)

                                               2000        1999
Cash flows from operating activities:
Net earnings                                  $37,544     $15,347

Adjustments to reconcile net earnings to
   net cash provided by operating activities:
Depreciation and amortization                  23,014      24,922
Net gain on sale of property, plant, and
   equipment                                     (148)       (948)
Gain on sale of business                      (25,244)        -
Deferred income taxes                           2,826         (59)
ESOP compensation expense                        (269)       (171)
Equity in loss of unconsolidated affiliate        142       1,574
Changes in operating assets and
   liabilities, net of acquisitions and sale
   of business:
     Accounts receivable                       10,947      11,817
     Inventories                               (3,912)     (3,866)
     Current liabilities, other than
       short-term borrowings and current
       portion of long-term debt                3,595      (7,485)
     Other--net                                (2,104)        223
        Total adjustments                       8,847      26,007

Net cash provided by operating activities      46,391      41,354

Cash flows from investing activities:
Payments for purchase of property, plant,
  and equipment                               (21,287)    (17,436)
Proceeds from sale of property, plant,
  and equipment                                 1,121       4,144
Proceeds from sale of business - net of
  direct costs                                 42,027        -
Investment in unconsolidated affiliate           -         (1,235)
Business acquisitions, net of cash               -            (62)
Net cash provided by (used in) investing
  activities                                   21,861     (14,589)

Cash flows from financing activities:
Cash dividends paid                            (7,847)     (7,864)
Proceeds from sales of treasury stock           1,423        -
Purchases of treasury stock                    (1,762)     (1,029)
Net payments on borrowings under revolving
  lines                                       (43,910)    (12,384)
Proceeds of long-term debt                       -           -
Payments of long-term debt                    (11,250)       (118)
Tax benefit applicable to ESOP dividend           314         286
Net cash used in financing activities         (63,032)    (21,109)

Effect of exchange rate changes on cash        (1,270)     (1,788)

Net change in cash and cash equivalents         3,950       3,868

Cash and cash equivalents, beginning of year   10,449      12,426

Cash and cash equivalents, end of period      $14,399     $16,294

Supplemental cash flow information:
  Interest expense paid                        $9,668      $9,211
  Income taxes paid                           $12,506     $11,308

           WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The consolidated balance sheet as of June 30, 2000, the statements of consolidated earnings for the three and nine-month periods ended June 30, 2000 and 1999, and the statements of consolidated cash flows for the nine-month periods ended June 30, 2000 and 1999, were prepared by the company without audit. The September 30, 1999 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of June 30, 2000, the results of its operations for the three and nine-month periods ended June 30, 2000 and 1999, and its cash flows for the nine-month periods ended June 30, 2000 and 1999. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 1999 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 26-33 of the 1999 annual report to shareholders. The statements of consolidated earnings for the three and nine-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2) On May 31, 2000, we sold certain assets for cash and the buyer assumed certain liabilities. These assets and liabilities were associated with our turbine control retrofit business, and the resulting gain on the sale is reported separately in the statements of consolidated earnings. The amount of the gain is an estimate, subject to final closing audit adjustments. The actual amount of cash proceeds from the sale, net of direct costs paid, is reported in the statement of consolidated cash flows.
We have accrued for cash amounts expected to be paid in future periods, and such amounts will be recognized as investing cash flows when paid.

(3) Earnings per share:
                                          Three months      Nine months
                                              ended            ended
                                            June 30,         June 30,
(In thousands, except per share
  amounts)                                2000     1999    2000     1999
Net earnings (A)                        $26,165  $ 8,079  $37,544 $15,347
Determination of shares:
 Weighted-average shares of common
   stock outstanding (B)                 11,252   11,258   11,256  11,275
 Assumed exercise of stock options           23       34       28      17
 Weighted-average shares of common
   stock outstanding assuming
   dilution (C)                          11,275   11,292   11,284  11,292
Basic earnings per share (A/B)          $  2.33  $  0.72  $  3.34  $ 1.36
Diluted earnings per share (A/C)        $  2.32  $  0.72  $  3.33  $ 1.36

The following stock options were outstanding during the three and nine-months ended June 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the quarters.

                                        Three months      Nine months
                                            ended            ended
                                           June 30,         June 30,
                                        2000     1999     2000     1999
 Options                               330,635  227,641  329,218  383,041
 Weighted-average exercise price        $29.04   $32.35   $29.55   $28.76

(4) Inventories:
                                          June        September
(In thousands)                          30, 2000       30, 1999
Raw materials                             $3,815        $2,452
Component parts                           56,906        64,059
Work in process                           32,525        26,955
Finished goods                            10,796        12,021
                                         104,042       105,487
Less progress payments                      -           (1,230)
                                        $104,042      $104,257

(5) Included in accounts payable and accrued expenses are accounts payable of $21,952,000 at June 30, 2000, and $20,923,000 at September 30, 1999. Also included in accounts payable and accrued expenses are accrued restructuring expenses of $9,000 at June 30, 2000, and $475,000 at September 30, 1999. Accrued restructuring expense and its decrease are primarily due to member termination benefits.

In the three months and nine months ended June 30, 2000, we developed plans to reduce the number of people in an Industrial Controls facility by 44, and accrued and expensed $1,229,000. By June 30, 2000, 25 of the 44 had been terminated and paid. The accrual for the remaining 19 people totaled $551,000 at June 30, 2000.

(6) The assets and liabilities of substantially all subsidiaries outside the United States are translated to the United States dollar at period-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings (losses) as a separate component of shareholders' equity. We have no other components of other comprehensive earnings. The company's total comprehensive earnings were as follows:

                              Three months        Nine months
                                 ended               ended
                                June 30,            June 30,
(In thousands)                2000      1999      2000     1999
Net earnings                 $26,165   $8,079   $37,544   $15,347
Other comprehensive losses    (1,844)  (2,406)   (5,338)   (2,779)
Total comprehensive
  earnings                   $24,321   $5,673   $32,206   $12,568

(7) Segment information:
                                   Three months          Nine months
                                       ended                ended
                                     June 30,             June 30,
(In thousands)                    2000      1999      2000        1999
Aircraft Engine Systems:
   External net billings          $84,999   $73,097  $227,443    $235,626
   Intersegment billings              852       274     1,410       1,004
   Segment earnings                13,110    10,676    22,124      39,797
Industrial Controls:
   External net billings          $49,891   $47,573  $141,388    $140,095
   Intersegment billings            3,508     7,541    14,514      18,547
   Segment earnings                 9,497    10,112    29,438      20,975
Other Segments:
   External net billings          $20,606    18,569   $69,342     $52,834
   Intersegment billings              977     1,753     3,080       3,044
   Segment earnings (losses)         (505)     (207)    3,309      (5,079)

The difference between the total of segment earnings (losses) and the statements of consolidated earnings follows:

                                  Three months ended   Nine months ended
                                       June 30,            June 30,
(In thousands)                      2000      1999      2000      1999
Total earnings for reportable
  segments                         $22,607   $20,788   $51,562   $60,772
Other segments' earnings (losses)     (505)     (207)    3,309    (5,079)
Restructuring expense, interest
  expense, interest income, and
  gain on sale of business          22,616    (2,638)   17,070   (16,860)
Unallocated corporate expenses      (4,909)   (3,978)  (13,191)  (11,637)
Consolidated earnings before income
  taxes and equity in loss of
  unconsolidated affiliate         $39,809   $13,965   $58,750   $27,196

Segment assets are as follows:
                                At June 30,     At September 30,
(In thousands)                      2000              1999
Aircraft Engine Systems           $320,004          $330,299
Industrial Controls                113,676           126,344
Other segments                      30,902            40,129

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

Our other operations include Global Services and Automotive Products. Global Services focused on providing control systems and related services to industrial engine users in retrofit situations. The turbine control retrofit portion of Global Services was sold in the third quarter of fiscal year 2000. Automotive Products focuses on products for the non-automotive small engine markets that require low-cost, high-volume, high-reliability manufacturing processes characteristic of suppliers to the automotive industry.

Our business is currently in the process of being reorganized around our Aircraft Engine Systems and Industrial Controls segments. As a result, we expect the remaining portion of Global Services and Automotive Products to be combined with Industrial Controls in the fourth quarter of fiscal year 2000. In the current quarter, however, they continue to be reported as other operations.

The segment earnings reported for these segments in the discussion and analysis that follows does not reflect restructuring expense, interest expense, interest income, gain on sale of business, and allocations of corporate expenses, and is before income taxes and equity in loss of unconsolidated affiliate. These other items are separately discussed and analyzed.

Aircraft Engine Systems
                       Three months ended    Nine months ended
                            June 30,             June 30,
(In thousands)           2000      1999       2000       1999
External net billings   $84,999  $  73,097   $227,443  $ 235,626
Segment earnings         13,110     10,676     22,124     39,797

External net billings of Aircraft Engine Systems increased in the three months ended June 30 and decreased in the nine months ended June 30 in 2000 as compared to 1999. In addition to normal period-to-period variability, we experienced increases in billings for industrial nozzles, particularly in the third quarter, and decreases in billings related to aftermarket revenues. The increase in industrial nozzle billings resulted from strong demand for these components, which is expected to continue over the next several quarters. We believe the decrease in aftermarket revenues may be caused by broader industry trends, including the lengthening of time between our customers' discretionary repair and overhaul activities, increasing competition from original equipment manufacturers that have expanded their own aftermarket service offerings, and increasing reliability of our components. In addition, in fiscal year 1999 our first quarter billings were relatively strong due in part to shipments that were originally scheduled for delivery in the fourth quarter of fiscal year 1998. With improvements in delivery performance, we did not have similar shipments this year, impacting our nine-months comparison.

Segment earnings of Aircraft Engine Systems were impacted by early retirement and termination benefits totaling $1.4 million for the three months ended June 30, 2000, and $4.8 million for the nine months ended June 30, 2000. These benefits were offered as part of a workforce management program to align staffing levels with expected demand. Without the expenses related to these benefits, segment earnings of Aircraft Engine Systems would have been $14.5 million for the three months ended and $26.9 million for the nine months ended June 30, 2000.

Higher billing levels in the three-month period this year compared to last year favorably impacted our earnings, as many of our costs are relatively fixed in nature. In addition, the three-month period benefited from reductions in our workforce. The decrease in the nine-month period can be attributed to the reduced billing levels this year as compared to last year, especially related to aftermarket revenues, and higher expenses in several areas that more than offset the benefits of the third-quarter reductions in our workforce. Our expenses increased this year over last year primarily because of ongoing product development activities, specific warranty issues, and the rapid expansion of our industrial nozzle business. Except for warranty, we believe these costs will benefit future periods.

The early retirement and termination benefits were associated with reductions in our workforce that were completed on or before June 30, 2000. Currently, we are continuing to assess staffing levels in each of our Aircraft Engine Systems operations.

Industrial Controls
                         Three months ended    Nine months ended
                              June 30,              June 30,
(In thousands)            2000       1999       2000        1999
External net billings    $49,891    $ 47,573    $141,388  $ 140,095
Segment earnings           9,497      10,112      29,438     20,975

External net billings of Industrial Controls increased in both the three months and nine months ended June 30 in 2000 as compared to 1999. This increase is related to strong demand in the power generation markets. We intend to gain market share by offering original equipment manufacturers high quality products and competitive prices, as well as by introducing innovative new products. In particular, we will focus on the growing demand for new gas turbines. As an example, in the third quarter, 2000, we signed a five-year contract to supply fuel and combustion control systems and components for a customer's industrial gas turbines. We expect billings associated with this contract to exceed $500 million over the next five years. While it is difficult to quantify, we believe that about two-thirds of the sales under this contract will represent new business relative to today's sales volumes.

Segment earnings of Industrial Controls were impacted by termination benefits totaling $1.2 million in both the three months and nine months ended June 30, 2000. Without the expenses associated with these benefits, segment earnings for Industrial Controls would have been $10.7 million for the three months ended, and $30.6 million for the nine months ended June 30, 2000. Segment earnings of Industrial Controls were also adversely affected by a provision for a company's uncollectible receivables of $0.9 million in the three months and nine months ended June 30, 2000. Generally, Industrial Controls has benefited from our March 1999 reorganization, which enabled it to lower costs and increase its focus on engine and turbine manufacturers.

The termination benefits were associated with plans to reduce the number of people in a facility that Industrial Controls shared with our turbine control retrofit business, which was sold. By June 30, 2000, 25 members of Industrial Controls had been terminated and paid, and we identified and provided accruals totaling $0.6 million for an additional 19.

Other Segments
                        Three months ended    Nine months ended
                             June 30,             June 30,
(In thousands)            2000      1999       2000      1999
External net billings   $20,606   $18,569    $69,342  $ 52,834)
Segment earnings           (505)     (207)     3,309    (5,079)

On May 31, 2000, we sold the turbine control retrofit business of Global Services. This sale resulted in a gain, which is separately reported and excluded from segment earnings. While this sale did not involve our Global Services business in its entirety, it does impact both our three-month and nine-month comparisons of external net billings and segment earnings of our other segments.

External net billings of other segments increased in both the three months and nine months ended June 30 in 2000 as compared to 1999. These increases primarily resulted from the turbine control retrofit portion of Global Services, even though that portion of our business was sold May 31, 2000. As a result of this sale, our billings for these other segments are expected to decrease by approximately 50% in the fourth quarter as compared to the third quarter of 2000. However, the sale included a product agreement for us to supply controls for application in the retrofit business that will increase external net billings of Industrial Controls (and decrease its intersegment net billings).

Our other segments' results improved in the nine months ended June 30 in 2000 as compared to 1999 primarily because of higher billings and cost reductions in Global Services. In fiscal year 1999, that portion of our business generated losses. However, following reorganization in March 1999 that resulted in an increased focus on the control system retrofit needs of industrial engine users, it improved its financial performance and generated earnings in fiscal year 2000. Its results account for most of the fiscal year 2000 improvement over fiscal year 1999. Improvements in Global Services were offset somewhat by higher expenses in Automotive Products, primarily associated with a more fully-developed selling and administrative infrastructure for conducting business and the development of new products.

Expenses (Income) Excluded From Segment Earnings
                          Three months ended  Nine months ended
                               June 30,            June 30,
(In thousands)               2000      1999     2000      1999
Restructuring expense       $ -     $   -     $   -      $8,174
Interest expense             2,842     2,856     8,727    9,379
Interest income               (214)     (218)     (553)    (693)
Gain on sale of business   (25,244)     -      (25,244)    -
Corporate expenses           4,909     3,978    13,191   11,637

Restructuring expense was recognized in the nine months ended June 30, 1999, in connection with the March 1999 reorganization and the consolidation of two of our facilities. Industrial Controls was reorganized to separate the units serving engine and turbine manufacturers from those that serve the retrofit market to enable us to better focus on the precise needs of our customers and to align staffing levels with expected demand. We also consolidated two facilities.

Interest expense decreased in both the three months and nine months ended June 30 in 2000 as compared to 1999 because we had lower levels of average outstanding debt this year as compared to last year, more than offsetting the effects of higher interest rates. Most significantly, we reduced our debt toward the end of our third quarter, 2000, as a result of proceeds generated from the sale of our turbine control retrofit business. This reduction will benefit future quarters.

In the third quarter, 2000, we sold certain assets for cash and the buyer assumed certain liabilities. This transaction, which was associated with our turbine control retrofit business, resulted in a gain. The amount of the gain is an estimate, subject to final closing audit adjustments. We expect the actual amount of the gain to be finalized within the next few quarters.

Corporate expenses increased in the nine months ended June 30 in 2000 as compared to 1999 most significantly due to the recognition of a gain of $1.0 million on the sale of non-operating real estate last year.

Net Earnings
                           Three months ended    Nine months ended
                              June 30,              June 30,
(In thousands, except
 per share amounts)           2000      1999       2000        1999
Earnings before income
  taxes and equity in
  loss of unconsolidated
  affiliate                  $39,809   $13,965     $58,750    $27,196
Income taxes                  13,631     5,578      21,116     10,870
Equity in loss of
  unconsolidated
  affiliate, net of tax           13       308          90        979
Net earnings                 $26,165   $ 8,079     $37,544   $ 15,347
Basic earnings per share       $2.33     $ .72       $3.34      $1.36
Diluted earnings per
  share                        $2.32     $ .72       $3.33      $1.36

The increase in earnings before income taxes and equity in loss of unconsolidated affiliate resulted in an increase in income taxes in both the three months and nine months ended June 30 in 2000 as compared to 1999. Our effective income tax rate decreased primarily as a result of the sale of our turbine control retrofit business, which will be taxed at an overall effective rate that is lower than our business generally.

The equity in loss of unconsolidated affiliate reflects our share of the losses generated by a 50/50 joint venture, GENXONT Power Systems, LLC. Since its inception, most of the activities and costs incurred were directly related to product development. GENXON reduced the amount of development activities in both the three months and nine months ended June 30 in 2000 as compared to 1999. GENXON is focused on the retrofit market for installed, out-of-warranty industrial gas turbines, which we believed would develop before the original equipment manufacturers markets developed. However, the original equipment manufacturers have shown strong interest in the technology and we continue to monitor the direction of that market. In the meantime, GENXON's costs will be significantly below the levels of those incurred in fiscal year 1999.

Basic and diluted earnings per share increased in both the three months and nine months ended June 30 in 2000 as compared to 1999 by approximately the same percentage as net earnings. Changes in the weighted-average shares of common stock outstanding both before and after the assumed exercise of outstanding stock options were relatively small.

Without this year's gain on the sale of our turbine control retrofit business and early retirement and other termination benefits, net earnings for the three months ended June 30 would have been $10.6 million ($0.94 per diluted share) in 2000 compared to $8.1 million ($0.72 per diluted share) in 1999. Also without these items, and without last year's restructuring expense and gain on the sale of real estate, net earnings for the nine months ended June 30 would have been $24.1 million ($2.13 per diluted share) in 2000 compared to $19.6 million ($1.74 per diluted share) in 1999.

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

Assets
                                       June 30,  September
(In thousands)                           2000     30, 1999
Aircraft Engine Systems                 $320,004  $ 330,299
Industrial Controls                      113,676    126,344
Other Segments                            30,902     40,129
Unallocated corporate property,
  plant, and equipment-net and
  intangibles-net                          5,300      3,926
Other unallocated assets                  54,707     49,966
Total assets                            $524,589  $ 550,664

Aircraft Engine Systems' and Industrial Controls' total segment assets at June 30, 2000, were lower than at September 30, 1999, primarily because of decreases in accounts receivable. The decreases in accounts receivable are principally attributable to lower billing levels in the third quarter of fiscal year 2000 as compared to the latter part of the fourth quarter of fiscal year 1999.

Included above with the other segments at September 30, 1999, are assets related to the turbine control retrofit business we sold.
The total amount of segment assets sold is approximately $15 million.

Selected Other Balance Sheet Items
                                          June 30, September
(In thousands)                              2000    30, 1999
Total assets                              $524,589   $550,664
Working capital (current assets less
  current liabilities)                      91,816    124,392
Long-term debt, less current portion        77,000    139,000
Other liabilities                           47,282     46,620
Commitments and contingencies                    -          -
Shareholders' equity                       266,257    241,992

Our balance sheet remained strong at June 30, 2000. Changes in our balance sheet from September 30, 1999, included a reduction in our long-term debt, made possible from cash flows generated from ongoing operations and from the sale of our turbine control retrofit business. Our working capital decreased primarily as a result of reductions in Aircraft Engine Systems and Industrial Controls accounts receivable (as indicated above) and from the sale of our turbine control retrofit business.

We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. Further discussion of these matters is in Note P to the Consolidated Financial Statements on page 32 in our 1999 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 1999.

Selected Cash Flow Items
                                               Nine months ended
                                                    June 30,
(In thousands)                                    2000       1999
Net cash provided by operating activities       $ 46,391   $ 41,354
Net cash provided by (used in) investing
  activities                                      21,861    (14,589)
Net cash used in financing activities            (63,032)   (21,109)

Net cash provided by operating activities improved in the nine months ended June 30 in 2000 as compared to 1999, primarily as a result of changes in accrued and deferred income taxes that resulted from the gain on the sale of the turbine control retrofit business. We expect to make higher tax payments in the fourth quarter this year than we did last year as a result of this gain.

Net cash provided by investing activities in the nine months ended June 30, 2000, included proceeds from the sale of our turbine control retrofit business. Excluding the proceeds from this sale, net cash used in investing activities in the nine months ended June 30, 2000, was $20.2 million. In the nine-month period last year, we received cash from the sale of non-operating real estate. In addition, our capital expenditures in the first nine months of fiscal year 2000 were $3.9 million higher than they were in the first nine months of fiscal year 1999. Of this amount, approximately $1.4 million can be attributed to software development costs not previously capitalized.

Net cash used for financing activities reflects our payment of dividends and our reduction of debt, among other financing activities, made possible by the net cash generated from operating and investing activities. We reduced our debt by $55.2 million in the nine months ended June 30, 2000, and by $12.5 million in the nine months ended June 30, 1999. The most significant reason for the increased debt reduction this year as compared to last year is related to the sale of our turbine control retrofit business.

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

OTHER MATTERS

Market Risks
Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis of Results of Operations and Financial Condition on page 20 of our 1999 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 1999.

Recent Accounting Pronouncements
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of software developed or obtained for internal use and is effective beginning October 1, 1999. As a result, we are now capitalizing certain software development costs that we expensed in the past. We have estimated that the effect of complying with this statement for planned projects will be to increase net earnings in fiscal year 2000 by approximately $0.8 million. Of this amount, we have already recognized an increase in net earnings of $0.7 million in the nine months ended June 30, 2000.

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

                   PART II - OTHER INFORMATION


Item 6(b)

b) No Form 8-K was filed for the quarter ended June 30, 2000.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WOODWARD GOVERNOR COMPANY






July 31, 2000                         /s/ John A. Halbrook
                                      John A. Halbrook, President
                                      and Chief Executive Officer




July 31, 2000                         s/ Stephen P. Carter
                                      Stephen  P.  Carter, Vice President,
                                      Chief Financial Officer and Treasurer