Form 10-K405
period 2000-09-30
WOODWARD GOVERNOR CO
filed 2000-12-22
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the fiscal year ended SEPTEMBER 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________________to___________________

Commission file number 0-8408
                       ------

                            WOODWARD GOVERNOR COMPANY
               (Exact name of registrant specified in its charter)

          DELAWARE                                       36-1984010
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5001 NORTH SECOND STREET, ROCKFORD, ILLINOIS                          61125-7001
--------------------------------------------                          ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (815) 877-7441
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.00875 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There were 11,316,377 shares of common stock with a par value of $.00875 per share outstanding at November 30, 2000. The aggregate market value of the voting stock held by non-affiliates was approximately $326,679,695 at November 30, 2000(such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust or the Woodward Governor Company Charitable Trust).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our annual report to shareholders for the fiscal year ended September 30, 2000 (2000 Annual Report), are incorporated by reference into Parts I, II and IV of this filing, to the extent indicated.

Portions of our proxy statement dated December 6, 2000, are incorporated by reference into Part III of this filing, to the extent indicated.

                                TABLE OF CONTENTS

                                                                      Page


Part I    Item 1.   Business                                            1

          Item 2.   Properties                                          4

          Item 3.   Legal Proceedings                                   4

          Item 4.   Submission of Matters to a Vote of
                    Shareholders                                        4

Part II   Item 5.   Market for the Registrant's Common
                    Stock and Related Shareholder Matters               5

          Item 6.   Selected Financial Data                             5

          Item 7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       5

          Item 7A.  Quantitative and Qualitative Disclosures
                    About Market Risk                                   5

          Item 8.   Financial Statements and Supplementary Data         5

          Item 9.   Changes in and Disagreements with Accountants
                    On Accounting and Financial Disclosure              5

Part III  Item 10.  Directors and Executive Officers of the
                    Registrant                                          5

          Item 11.  Executive Compensation                              6

          Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management                               6

          Item 13.  Certain Relationships and Related
                    Transactions                                        7

Part IV   Item 14.  Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K                         7

Signatures                                                             10

PART I

ITEM 1.     BUSINESS

            Woodward Governor Company was established in 1870 and incorporated in 1902. Headquartered in Rockford, Illinois and serving global markets from locations worldwide, we design, manufacture, and service energy control systems and components for aircraft and industrial engines and turbines. Our products and services are used in the aerospace, power generation, oil and gas processing, and transportation markets, which includes rail, marine and many light and heavy industrial applications.

            Our operations are organized based on the nature of products and related services provided and consist of two reportable segments -- Industrial Controls and Aircraft Engine Systems. Industrial Controls provides energy control systems and components primarily to original equipment manufacturers (OEMs) of industrial engines and turbines. Aircraft Engine Systems provides energy control systems and components primarily to OEMs of aircraft engines.

            Information about our operations in 2000 and outlook for the future, including certain segment information, is included in "Management Discussion and Analysis" on pages 14 through 21 of our 2000 Annual Report, incorporated here by reference. Additional segment information and certain geographical information is included in Note R to the Consolidated Financial Statements, on pages 32 through 33 of our 2000 Annual Report, incorporated here by reference. Other information about our business follows.

            INDUSTRIAL CONTROLS

            We provide energy control systems and components through Industrial Controls, primarily to OEMs of industrial engines and turbines. We also sell components as spares or replacements, and provide other related services to these customers and other customers. In 2000, our largest customer was General Electric Company, accounting for about 25% of Industrial Controls sales. In the third quarter, 2000, we signed a contract with General Electric Power Systems to supply fuel and combustion control systems and components over the next five years at an amount totalling approximately $500 million.

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

            During 2000, we reorganized to combine all of our industrial businesses under the management and reporting structure of Industrial Controls. Our reorganization included the realignment of businesses that manufactured and sold fuel injection nozzles for industrial markets, control systems and related services for industrial users in retrofit situations, and products for small industrial engine markets. Previously these businesses were organized under, and reported through, Aircraft Engine Systems or other operations. We also sold certain assets related to our turbine control retrofit business. We believe this sale has strengthened our relationship as a supplier to key OEMs by allowing us to focus on their unique needs.

            We believe Industrial Controls has a significant competitive position within the market for energy control systems and components for industrial engines. We compete with as many as 10 other independent manufacturers and with the in-house control operations of OEMs. While published information is not available in sufficient detail to enable an accurate assessment, we believe we hold a strong position among the independent manufacturers for power generation, transportation, and process industry markets. Companies compete principally on price, quality and customer service. We also see increasing demand for products that result in lower environmental emissions, particularly in gas turbine applications. In our opinion, our prices are generally competitive and our quality, customer service and technology used in products to reduce emissions are favorable competitive factors.

            Industrial Controls backlog orders were $97 million at November 30, 2000, approximately 94% of which we expect to fill by September 30, 2001. Last year, Industrial Controls backlog orders were $104 million at November 30, 1999, approximately 85% of which we expected to fill by September 30, 2000. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

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

            AIRCRAFT ENGINE SYSTEMS

            We provide energy control systems and components through Aircraft Engine Systems, primarily to OEMs of aircraft engines for use in those engines. We also sell components as spares or replacements, and provide repair and overhaul services to these customers and other customers. In 2000, our largest customer was General Electric Company, accounting for about 25% of Aircraft Engine Systems sales.

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

            We believe Aircraft Engine Systems has a significant competitive position within the market for energy control systems and components for aircraft engines. We compete with several other manufacturers, including divisions of OEMs of aircraft engines. While published information is not available in sufficient detail to enable an accurate assessment, we do not believe any company holds a dominant competitive position. Companies compete principally on price, quality and customer service. In our opinion, our prices are generally competitive, and our quality and customer service are favorable competitive factors.

            In October 2000, General Electric Company announced that it is acquiring Honeywell International Inc., subject to regulatory approvals and the approval of Honeywell shareholders. We view a division within Honeywell as a competitor to us for certain General Electric business. However, if the acquisition were completed, we expect no discernable short-term impact on sales or earnings and it is still too early to determine what long-term impact there might be, if any.

            Aircraft Engine Systems backlog orders were $163 million at November 30, 2000, approximately 77% of which we expect to fill by September 30, 2001. Last year, Aircraft Engine Systems backlog orders were $151 million at November 30, 1999, approximately 70% of which we expected to fill by September 30, 2000. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

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

            OTHER MATTERS

            We spent approximately $29.1 million for company-sponsored research and development activities in 2000, $24.6 million in 1999, and $18.5 million in 1998.

            We are currently involved in matters of litigation arising from the normal course of business, including certain environmental matters. These matters are discussed in Note P to the Consolidated Financial Statements on page 32 of our 2000 Annual Report, incorporated here by reference. We do not believe that compliance with provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on our financial condition and competitive position, although such matters could have a material effect on our quarterly or annual operating results and cash flows (including capital expenditures) in a future period. We are not aware of any material capital expenditures that we will make for environmental control facilities through September 30, 2002.

            We employed about 3,311 people at November 30, 2000.

            This report and the 2000 Annual Report, sections of which have been incorporated by reference, contain forward-looking statements and should be read with the "Cautionary Statement" on page 35 of the 2000 Annual Report, incorporated here by reference.

ITEM 2.     PROPERTIES

            Our principal plants are as follows:

            UNITED STATES

            Fort Collins, Colorado - Industrial Controls manufacturing Loveland, Colorado - Industrial Controls manufacturing and partially leased to a third party Rockford, Illinois - Aircraft Engine Systems manufacturing and corporate offices Rockton, Illinois - Aircraft Engine Systems manufacturing and repair and overhaul Memphis, Michigan (leased) - Industrial Controls manufacturing Zeeland, Michigan - Aircraft Engine Systems manufacturing Buffalo, New York - Aircraft Engine Systems manufacturing Greenville, South Carolina (leased) - Industrial Controls manufacturing Oak Ridge, Tennessee (leased) - Industrial Controls manufacturing.

            OTHER COUNTRIES

            Aken, Germany (leased) - Industrial Controls manufacturing Tomisato, Chiba, Japan - Industrial Controls manufacturing Hoofddorp, The Netherlands - Industrial Controls manufacturing Rotterdam, The Netherlands (leased)- Industrial Controls manufacturing Prestwick, Scotland, United Kingdom (leased) - Aircraft Engine Systems repair and overhaul.

            Our principal plants are suitable and adequate for the manufacturing and other activities performed at those plants, and we believe our utilization levels are generally high. However, approximately one-third to one-half of the space in the Loveland plant is not being used. With continuing advancements in manufacturing technology and operational improvements, and with the excess capacity at our Loveland plant, we believe we can continue to increase production without additional plants.

            In addition to the principal plants listed above, we lease several facilities in locations worldwide, used primarily for sales and service activities.

ITEM 3.     LEGAL PROCEEDINGS

            We are currently involved in environmental litigation. These matters are discussed in Note P to the Consolidated Financial Statements on page 32 of our 2000 Annual Report, incorporated here by reference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

            There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended September 30, 2000.

Part II

ITEM 5.     MARKET FOR THE REGISTRANT'S
            COMMON STOCK AND RELATED SHAREHOLDER MATTERS

            Our common stock is listed on the Nasdaq National Market and at November 30, 2000, there were 1,694 holders of record. Cash dividends were declared quarterly during 2000 and 1999. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2000 and 1999 are included in the "Selected Quarterly Financial Data" on page 35 of the 2000 Annual Report, incorporated here by reference.

ITEM 6.     SELECTED FINANCIAL DATA

            Selected financial data is included in the "Summary of Operations/Eleven-Year Record" on page 36 of our 2000 Annual Report, incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            "Management Discussion and Analysis" is included on pages 14 through 21 of our 2000 Annual Report, incorporated here by reference. This discussion should be read with the consolidated financial statements on pages 22-33 of our 2000 Annual Report and the "Cautionary Statement" on page 35 of our 2000 Annual Report, both incorporated here by reference.

ITEM 7.A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Disclosures about market risk are included under the captions "Other Matters - Market Risks" on page 21 of our 2000 Annual Report, incorporated here by reference.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            EXECUTIVE OFFICERS:

            John A. Halbrook, age 55 - chairman and chief executive officer since January 1995; chief executive officer and president November 1993 through January 1995; president November 1991 through November 1993.

            Stephen P. Carter, age 49 - vice president, chief financial officer, and treasurer since January 1997; vice president and treasurer September 1996 through January 1997; and assistant treasurer January 1994 through September 1996.

            Thomas A. Gendron, age 39 - vice president of Industrial Controls since April 2000; director of global marketing and Industrial Controls business development February 1999 through March 2000; and marketing and product support manager of Aircraft Engine Systems November 1990 through January 1999.

            Ronald E. Fulkrod, age 56 - vice president of Industrial Controls since April 2000; vice president of Industrial Controls operations January 1997 through April 2000; and vice president of the company January 1993 through December 1996.

            C. Phillip Turner, age 59 - vice president and general manager of Aircraft Engine Systems since 1988.

            Carol J. Manning, age 50 - secretary since June 1991.

            With the exception of Messrs. Gendron and Fulkrod, all executive officers were elected to their current positions at the January 18, 2000, Board of Directors meeting to serve until the January 24, 2001, Board of Directors meeting, or until their successors have been elected. Messrs. Gendron and Fulkrod were appointed executive officers at the April 26, 2000, Board of Directors meeting to serve until the January 24, 2001, Board of Directors meeting.

            Other information regarding our directors and executive officers is under the captions "Board of Directors" on pages 6 through 7 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of our proxy statement dated December 6, 2000, incorporated here by reference.

ITEM 11.    EXECUTIVE COMPENSATION

            Executive compensation is under the captions "Board of Directors - Director Compensation" on page 8, "Board of Directors - Compensation Committee Interlocks and Insider Participation" on page 9, "Executive Compensation" on pages 13 through 15, "Stock Options" on pages 15 through 16, and "Long-Term Management Incentive Compensation Plan Awards" on page 16 of our proxy statement dated December 6, 2000, incorporated here by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT

            Security ownership of certain beneficial owners and management is under the captions "Share Ownership of Management" and "Persons Owning More than Five Percent of Woodward Stock" on pages 9 through 10 of our proxy statement dated December 6, 2000, incorporated here by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information regarding certain relationships and related transactions is under the caption "Compensation Committee Interlocks and Insider Participation" on Page 9 of our proxy statement dated December 6, 2000, incorporated here by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (A) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                            REFERENCE
                                                                               FORM 10-K                ANNUAL REPORT
                                                                             ANNUAL REPORT             TO SHAREHOLDERS
                                                                                 PAGE                       PAGE

            Annual report to shareholders for the fiscal year ended
            September 30, 2000, filed as Exhibit 13 to this Form 10-K and incorporated by reference:

                    Statements of Consolidated Earnings
                    for the years ended September 30,
                    2000, 1999, and 1998                                                                        22

                    Consolidated Balance Sheets at
                    September 30, 2000 and 1999                                                                 23

                    Statements of Consolidated Share-
                    holders' Equity for the years ended
                    September 30, 2000, 1999, and 1998                                                          24

                    Statements of Consolidated Cash
                    Flows for the years ended September
                    30, 2000, 1999, and 1998                                                                    25

                    Notes to Consolidated Financial
                    Statements                                                                               26-33

                    Management's Responsibility for
                    Financial Statements                                                                        34

                    Report of Independent Accountants                                                           34

                    Selected Quarterly Financial Data                                                           35

            Other Financial Statement Schedules, included with this filing:

                    Report of Independent Accountants                                  S-1

                    Valuation and Qualifying Accounts                                  S-2

            Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes. With the exception of the consolidated financial statements and the reports of independent accountants listed in the above index, the information referred to in Items 1, 3, 5, 6, 7, 7a, and 8, all of which is included in the 2000 Annual Report to Shareholders of Woodward Governor Company and incorporated by reference into this Form 10-K Annual Report, the 2000 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

            (b) REPORTS FILED ON FORM 8-K DURING THE FOURTH QUARTER OF THE FISCAL YEAR ENDED SEPTEMBER 30, 2000. None

            (c) EXHIBITS FILED AS PART OF THIS REPORT

            (3)(ii) By-laws, amended                         Filed as an exhibit.

            (4) Instruments defining the rights              Instruments with respect to
                of security holders, including               long-term debt and the ESOP
                indentures                                   debt guarantee are not being
                                                             filed as they do not
                                                             individually exceed 10 percent
                                                             of our assets. We agree to
                                                             furnish a copy of each
                                                             instrument to the Commission
                                                             upon request.

            (10) Material contracts                          (a) A $250,000,000 credit
                                                             agreement dated June 15, 1998,
                                                             is included in exhibits filed
                                                             with Form 10-Q for the quarter
                                                             ended June 30, 1998,
                                                             incorporated here by reference.

                                                             (b) 1996 Long-Term Incentive
                                                             Compensation Plan filed on
                                                             August 21, 1996 as Exhibit 4.1
                                                             to our Registration Statement
                                                             on Form S-8 (File No.
                                                             333-10409) and incorporated
                                                             here by reference.

                                                             (c) Long-Term Management
                                                             Incentive Compensation Plan,
                                                             filed as an exhibit.

                                                             (d) Annual Management Incentive
                                                             Compensation Plan, filed as an
                                                             exhibit.

                                                             (e) Executive Benefit Plan
                                                             (non-qualified deferred
                                                             compensation plan), filed as an
                                                             exhibit.

                                                             (f) Form of Transitional
                                                             Compensation Agreement with
                                                             John A. Halbrook, C. Phillip


                                                             Turner, and Stephen P. Carter,
                                                             filed as an exhibit.

                                                             (g) Form of Outside Director
                                                             Stock Purchase Agreement with
                                                             Michael H. Joyce, Rodney
                                                             O'Neal, and Lou L. Pai, filed
                                                             as an exhibit.

            (11) Statement on computation of                 Included in Note P of Notes earnings
                 to Consolidated Financial                   per share Statements, filed as an exhibit.

            (13) Annual report to shareholders               Except as specifically incorporated
                 the fiscal year ended                       by reference, September 30, 2000
                 report is furnished solely                  for the information of the Commission
                 is not deemed                               and "filed" as part of this report.

            (21) Subsidiaries                                Filed as an exhibit.

            (23) Consents of Independent
                 Accountants                                 Filed as an exhibit.

            (27) Financial Data Schedule                     Filed as an exhibit

            (99) Additional exhibit -
                 description of annual report
                 graphs                                      Filed as an exhibit.

                                   SIGNATURES

This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the financial statements referenced have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and worker members of Woodward Governor Company. This has been done under the general supervision of Stephen P. Carter, vice president, chief financial officer and treasurer. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, as indicated in their report in the annual report to shareholders for the fiscal year ended September 30, 2000.

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

                  WOODWARD GOVERNOR COMPANY


                   /s/ John A. Halbrook
                  --------------------------------------------------------------        Director, Chairman of
                  John A. Halbrook                                                      the Board and Chief
                                                                                        Executive Officer


                   /s/ Stephen P. Cater
                  --------------------------------------------------------------        Vice President, Chief
                  Stephen P. Carter                                                     Financial Officer and
                                                                                        Treasurer
                  Date  12/18/00
                      -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Woodward Governor Company on the dates indicated:

                           SIGNATURE                              TITLE                              DATE

                   /s/ J. Grant Beadle                           Director                     12/16/00
                  ---------------------                                                       ---------------------------------
                  J. Grant Beadle


                  /s/ Vern H. Cassens                            Director                     12/18/00
                  ---------------------                                                       ---------------------------------
                  Vern H. Cassens


                                                                 Director
                  ---------------------                                                       ---------------------------------
                  Paul Donovan


                  /s/ Lawrence E. Gloyd                          Director                     12/21/00
                  ---------------------                                                       ---------------------------------
                  Lawrence E. Gloyd


                  /s/ Thomas W. Heenan                           Director                     12/16/00
                  ---------------------                                                       ---------------------------------
                  Thomas W. Heenan


                  /s/ J. Peter Jeffrey                           Director                     12/16/00
                  ---------------------                                                       ---------------------------------
                  J. Peter Jeffrey

                                                                 Director
                  ---------------------                                                       ---------------------------------
                  Rodney O'Neal




                                                                 Director
                  ---------------------                                                       ---------------------------------
                  Michael H. Joyce


                  /s/ Lou L. Pai                                 Director                     12/18/00
                  ---------------------                                                       ---------------------------------
                  Lou L. Pai

                                                                 Director
                  ---------------------                                                       ---------------------------------
                  Michael T. Yonker






                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Woodward Governor Company

Our audits of the consolidated financial statements referred to in our report dated November 8, 2000, appearing on page 34 in the 2000 Annual Report to Shareholders of Woodward Governor Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form
10-K) also included an audit of the financial statement schedule listed in Item
14(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
Chicago, Illinois
November 8, 2000





                                               WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
                                             SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                                        (IN THOUSANDS OF DOLLARS)

-------------------------------------------------------------------------------------------------------------
            COL. A                     COL. B                COL. C                  COL. D         COL. E
---------------------------------    -----------   ---------------------------   ---------------    ------

                                                           ADDITIONS
                                                           ---------
                                      BALANCE AT    CHARGED TO    CHARGED TO                        BALANCE
                                      BEGINNING     COSTS AND     OTHER                             AT END
           DESCRIPTION                OF YEAR       EXPENSES      ACCOUNTS (B)   DEDUCTIONS (A)     OF YEAR
---------------------------------    -----------   -----------   -------------   --------------   -----------

2000:
       Allowance for
         doubtful accounts           $     4,417   $     2,348   $          73   $       2,386     $4,452
                                     ===========   ===========   =============   =============     ======

1999:
       Allowance for
         doubtful accounts           $     4,451   $     1,593   $          49   $       1,676     $4,417
                                     ===========   ===========   =============   =============     ======

1998:
       Allowance for
         doubtful accounts           $     2,757   $     1,869   $         368   $         543     $4,451
                                     ===========   ===========   =============   =============     ======



NOTE:

         (A) Represents accounts written off during the year and also overseas currency translation adjustments that increased the deduction from reserves by $366 in 2000, $37 in 1999 and $16 in 1998.


         (B) Recovery of accounts previously written-off. FY1998 also includes $287 due to the acquisition of Woodward FST.