Form 10-Q
period 2000-12-31
WOODWARD GOVERNOR CO
filed 2001-01-30
CIK 108312

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

As of January 25, 2001, 11,316,377 shares of common stock with a par value of $.00875 cents per share were outstanding.

                                TABLE OF CONTENTS


Page
Part I.           Item 1. Financial Statements                               1

                  Item 2. Management's Discussion and Analysis
                                of Financial Condition and Results of
                                Operations                                   8

                  Item 3. Quantitative and Qualitative Disclosures
                                About Market Risk                           14

Part II.          Item 5. Other Information                                 14

                  Item 6. Exhibits and Reports on Form 8-K                  14

                  Signatures                                                15

Part I

ITEM 1.         FINANCIAL STATEMENTS

Statements of Consolidated Earnings
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
                                                                                       FOR THE THREE MONTHS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                                     2000                  1999
------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                       $150,730            $133,592
------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
          Cost of goods sold                                                                     113,401              99,653
          Sales, general, and administrative
               expenses                                                                           15,286              18,521
          Amortization of intangible assets                                                       1,645               1,667
          Interest expense                                                                        2,179               2,809
          Interest income                                                                          (279)               (174)
          Other expense - net                                                                       556               1,104
------------------------------------------------------------------------------------------------------------------------------
                Total costs and expenses                                                         132,788             123,580
------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                                      17,942              10,012

Income taxes                                                                                       7,034               4,005
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                    $ 10,908              $6,007
==============================================================================================================================
Basic earnings per share                                                                          $ 0.96              $ 0.53
==============================================================================================================================
Diluted earnings per share                                                                        $ 0.95              $ 0.53
==============================================================================================================================
Weighted-average number of basic shares
     outstanding                                                                                  11,315              11,274
==============================================================================================================================
Weighted-average number of diluted shares
     outstanding                                                                                  11,471              11,321
==============================================================================================================================
Cash dividends per share                                                                        $ 0.2325            $ 0.2325
==============================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Balance Sheets
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
                                                                                 At December 31, 2000    At September 30, 2000
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------
ASSETS
      Current assets:
              Cash and cash equivalents                                                       $8,724                  $9,315
              Accounts receivable, less
                  allowance for losses of
                  $3,476 for December and
                  $4,452 for September                                                        94,770                 105,153
              Inventories                                                                    109,553                 102,990
              Deferred income taxes                                                           16,492                  16,835
------------------------------------------------------------------------------------------------------------------------------
                     Total current assets                                                    229,539                 234,293
------------------------------------------------------------------------------------------------------------------------------
      Property, plant, and equipment, at cost:
              Land                                                                             5,960                   6,032
              Buildings and improvements                                                     128,069                 127,825
              Machinery and equipment                                                        233,009                 233,188
              Construction in progress                                                         2,118                   3,364
------------------------------------------------------------------------------------------------------------------------------
                                                                                             369,156                 370,409
              Accumulated depreciation                                                       248,060                 247,951
------------------------------------------------------------------------------------------------------------------------------
       Property, plant, and equipment - net                                                  121,096                 122,458
       Intangibles - net                                                                     152,663                 150,118
       Other assets                                                                            9,813                   8,450
       Deferred income taxes                                                                  18,276                  18,404
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $531,387                $533,723
==============================================================================================================================

BALANCE SHEETS CONTINUED ON NEXT PAGE.


Consolidated Balance Sheets - Continued
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
                                                                                 At December 31, 2000    At September 30, 2000
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
              Short-term borrowings                                                           $5,950                $ 21,284
              Current portion of long-term debt                                               37,500                  22,500
              Accounts payable and accrued
                  expenses                                                                    66,289                  81,342
              Income taxes payable                                                             8,991                   8,331
------------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                                118,730                 133,457
------------------------------------------------------------------------------------------------------------------------------
      Long-term debt, less current portion                                                    79,500                  74,500
      Other liabilities                                                                       50,507                  50,142
      Commitments and contingencies                                                                -                       -
------------------------------------------------------------------------------------------------------------------------------
      Shareholders' equity represented by:
              Preferred stock, par value $.003
                  per share, authorized 10,000
                  shares, no shares issued                                                         -                       -
              Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares
                                                                                                 106                     106
              Additional paid-in capital                                                      13,352                  13,295
              Unearned ESOP compensation                                                      (5,430)                 (5,308)
              Accumulated other comprehensive
                  earnings                                                                     1,680                   3,045
              Retained earnings                                                              292,782                 284,431
------------------------------------------------------------------------------------------------------------------------------
                                                                                             302,490                 295,569
              Less treasury stock, at cost                                                    19,840                  19,945
------------------------------------------------------------------------------------------------------------------------------
                      Total shareholders' equity                                             282,650                 275,624
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                                                 $531,387                $533,723
==============================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Statements of Consolidated Cash Flows
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
                                                                                     FOR THE THREE MONTHS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS OF DOLLARS)                                                                   2000                 1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                                    $10,908               6,007
Adjustments to reconcile net earnings to net
     cash provided by operating activities:
Depreciation and amortization                                                                     8,214               7,639
Net loss on sale of property, plant, and
     equipment                                                                                      429                  30
Deferred income taxes                                                                               471                  (8)
ESOP compensation expense                                                                          (122)                (90)
Equity in loss of unconsolidated affiliate                                                            -                 102
Changes in operating assets and liabilities,
     net of business acquisitions:
         Accounts receivable                                                                     10,042              18,573
         Inventories                                                                             (6,639)             (3,521)
         Current liabilities, other than short-
               term borrowings and current portion
               of long-term debt                                                                (14,695)            (19,583)
         Other - net                                                                             (1,002)                 44
------------------------------------------------------------------------------------------------------------------------------
             Total adjustments                                                                   (3,302)              3,186
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                         7,606               9,193
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property, plant, and
     equipment                                                                                   (6,005)             (7,581)
Proceeds from sale of property, plant, and
     equipment                                                                                        1                 229
Business acquisitions, net of cash acquired                                                      (4,422)                  -
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           (10,426)             (7,352)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid                                                                              (2,631)             (2,621)
Proceeds from sales of treasury stock                                                               162                 588
Net proceeds from borrowings under revolving
     lines                                                                                        9,913               3,098
Payments of long-term debt                                                                       (5,000)             (3,750)
Tax benefit applicable to ESOP dividend and
     stock options                                                                                   74                  77
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
     activities                                                                                   2,518              (2,608)
------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                            (289)               (284)
------------------------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            (591)             (1,051)
Cash and cash equivalents, beginning of year                                                      9,315              10,449
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $8,724              $9,398
=============================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest expense paid                                                                            $2,161              $3,471
Income taxes paid                                                                                $5,881              $4,987

NONCASH INVESTING:
Liabilities assumed in business acquisition                                                        $611                  $-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Notes to Consolidated Financial Statements

         (1) The consolidated balance sheet as of December 31, 2000, the statements of consolidated earnings for the three-month periods ended December 31, 2000 and 1999, and the statements of consolidated cash flows for the three-month periods ended December 31, 2000 and 1999, were prepared by the company without audit. The September 30, 2000, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of December 31, 2000, the results of its operations for the three-month periods ended December 31, 2000 and 1999, and its cash flows for the three-month periods ended December 31, 2000 and 1999. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 2000 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 26-33 of the 2000 annual report to shareholders. The statements of consolidated earnings for the three-month periods ended December 31, 2000, are not necessarily indicative of the results to be expected for other interim periods or for the full year.

         (2) In the statements of consolidated earnings, amounts reported under the caption other expense-net include our equity in loss of an unconsolidated affiliate. Prior to the fourth quarter of the year ended September 30, 2000, we reported our equity in loss of this unconsolidated affiliate, net of tax, as a separate line in the statement. Amounts reported for the three months ended December 31, 1999, have been reclassified to be consistent with the current presentation.

         (3) On November 3, 2000, we acquired the stock of Hoeflich Controls, Inc., a manufacturer of ignition systems, and related assets for $5,050,000. The acquisition was accounted for using the purchase method of accounting and results of operations of the acquired company were included in our consolidated results from the acquisition date. The excess of the purchase price over the estimated fair value of tangible and identified intangible net assets acquired is being amortized over 15 years. Under terms of the purchase agreement, we could be required to make an additional payment of up to $1,200,000 in fiscal year 2004, contingent upon attaining certain investment and sales volumes, as defined by the agreement. We currently expect any additional payment to be accounted for as additional purchase price to be allocated among intangible assets acquired. Pro forma information of our consolidated results of operations as if the acquisition had been completed at the beginning of fiscal year 2000 have not been included as the resulting pro forma data would not be materially different from the results reported.

         (4) Earnings per share:

         ------------------------------------------------------------------------------------------------------------------
                                                                                              FOR THE THREE MONTHS ENDED
                                                                                                     DECEMBER 31,
         ------------------------------------------------------------------------------------------------------------------
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                2000            1999
         ------------------------------------------------------------------------------------------------------------------
         Net earnings (A)                                                                          $10,908         $ 6,007
         Determination of shares:
             Weighted-average shares of common
             stock outstanding (B)                                                                  11,315          11,274
             Assumed exercise of stock options                                                         156              47
         ------------------------------------------------------------------------------------------------------------------
             Weighted-average shares of common
             stock outstanding assuming dilution (C)                                                11,471          11,321
         ------------------------------------------------------------------------------------------------------------------
         Basic earnings per share (A/B)                                                               $.96           $0.53
         ==================================================================================================================
         Diluted earnings per share (A/C)                                                             $.95           $0.53
         ==================================================================================================================

         All outstanding stock options during the three months ended December 31, 2000, were included in the above computation. The following stock options were outstanding during the three months ended December 31, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective periods: options, 220,375; weighted-average exercise price, $32.34.

         (5) Inventories:


         ------------------------------------------------------------------------------------------------------------------
                                                                                     AT DECEMBER               AT SEPTEMBER
         (IN THOUSANDS OF DOLLARS)                                                      31, 2000                   30, 2000
         -------------------------------------------------------------------------------------------------------------------
         Raw materials                                                                   $3,571                     $3,056
         Component parts                                                                 59,975                     58,559
         Work in process                                                                 29,509                     27,315
         Finished goods                                                                  16,804                     14,453
         ------------------------------------------------------------------------------------------------------------------
                                                                                        109,859                    103,383
         Less progress payments                                                            (306)                      (393)
         ------------------------------------------------------------------------------------------------------------------
                                                                                       $109,553                   $102,990
         ==================================================================================================================


         (6) Included in accounts payable and accrued expenses are accounts payable of $20,649,000 at December 31, 2000, and $25,065,000 at
         September 30, 2000.

         (7) The assets and liabilities of substantially all subsidiaries outside the United States are translated to the United States dollar at period-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings (losses) as a separate component of shareholders' equity. We have no other components of other comprehensive earnings. The company's total comprehensive earnings were as follows:

         ------------------------------------------------------------------------------------------------------------------
                                                                                                  FOR THE THREE
                                                                                                   MONTHS ENDED
                                                                                                    DECEMBER 31,
         ------------------------------------------------------------------------------------------------------------------
          (IN THOUSANDS)                                                                      2000                  1999
         ------------------------------------------------------------------------------------------------------------------
          Net earnings                                                                       $10,908               $6,007
          Other comprehensive losses                                                          (1,365)              (1,125)
         ------------------------------------------------------------------------------------------------------------------
          Total comprehensive earnings                                                       $ 9,543               $4,882
          =================================================================================================================

         (8) Segment information:

         ------------------------------------------------------------------------------------------------------------------
                                                                                                   FOR THE THREE
                                                                                                    MONTHS ENDED
                                                                                                     DECEMBER 31,
         ------------------------------------------------------------------------------------------------------------------
          (IN THOUSANDS OF DOLLARS)                                                         2000                   1999
         ------------------------------------------------------------------------------------------------------------------
          Industrial Controls:
             External net sales                                                           $83,045                $77,298
             Intersegment sales                                                               177                    107
             Segment earnings                                                              12,457                 12,182
         ------------------------------------------------------------------------------------------------------------------
          Aircraft Engine Systems:
             External net sales                                                           $67,685                $56,294
             Intersegment sales                                                               534                    265
             Segment earnings                                                              12,492                  4,443
          ================================================================== ====================== ======================

         Portions of Industrial Controls were previously reported as Aircraft Engine Systems or Other Segments. Amounts for 1999 in the information above have been restated to be consistent with the current composition of our segments.

         The difference between the total of segment earnings and the statements of consolidated earnings follows:

         ------------------------------------------------------------------------------------------------------------------
                                                                                                  FOR THE THREE
                                                                                                   MONTHS ENDED
                                                                                                    DECEMBER 31,
         ------------------------------------------------------------------------------------------------------------------
         (IN THOUSANDS)                                                                        2000                1999
         ------------------------------------------------------------------------------------------------------------------
         Total earnings for reportable segments                                              $24,949             $16,625
         Interest expense and interest income                                                 (1,900)             (2,635)
         Unallocated corporate expenses                                                       (5,107)             (3,978)
         ------------------------------------------------------------------------------------------------------------------
         Consolidated earnings before income taxes                                           $17,942             $10,012
         =================================================================================================================

                Segment assets were as follows:

         ----------------------------------------------------------------------------------------------------------
                                                                      AT DECEMBER 31,               AT SEPTEMBER 30,
(IN THOUSANDS)                                                              2000                          2000
-------------------------------------------------------------------------------------------------------------------
Industrial Controls                                                       $222,463                        $214,935
Aircraft Engine Systems                                                    250,628                         260,712
===================================================================================================================

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                We prepared the following discussion and analysis to help you better understand our results of operations and financial condition. This discussion should be read with the consolidated financial statements, including the notes, and the cautionary statement on page 35 of our 2000 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2000.

                Results of Operations

                Our results of operations are discussed and analyzed by reportable segment. We have two reportable segments--Industrial Controls and Aircraft Engine Systems. Industrial Controls provides energy control systems and components primarily to OEMs (original equipment manufacturers) of industrial engines and turbines. Aircraft Engine Systems provides energy control systems and components primarily to OEMs of aircraft engines. Portions of Industrial Controls, related to the manufacture and sale of fuel injection nozzles for industrial markets, control systems and related services for industrial users in retrofit situations, and products for small industrial engine markets, were previously reported as Aircraft Engine Systems or Other Segments. Prior-year amounts in the financial information that follows have been restated to be consistent with the current composition of our segments.

                The segment earnings reported for these segments in the discussion and analysis do not reflect allocations of corporate expenses, and are before interest and income taxes. These other items are separately discussed and analyzed.

                Industrial Controls
                ----------------------------------------------------------------------------------------------------------
                                                                                                   FOR THE THREE
                                                                                                    MONTHS ENDED
                                                                                                     DECEMBER 31,
                ----------------------------------------------------------------------------------------------------------
                IN THOUSANDS                                                                   2000                 1999
                ----------------------------------------------------------------------------------------------------------
                External net sales                                                            $83,045             $77,298
                Segment earnings                                                               12,457              12,182
                ==========================================================================================================

                External net sales for Industrial Controls rose seven percent in this year's first quarter over the same quarter last year. Included in last year's first quarter were sales from a portion of Industrial Controls that was divested on May 31, 2000. Although the actual amount of sales associated with this portion of our business in fiscal year 2000 has not been determined, we believe it had annual sales of approximately $50 million. We continue to manufacture and sell components used in the business to the buyer, accounting for approximately $2 million of our first quarter fiscal year

                2001 sales. In addition, our sales were impacted by significantly increased demand for systems and components used in power generation, as well as continuing strong demand for other industrial products.

                Costs related to new programs and product development, and a less favorable product mix, limited Industrial Controls' segment earnings during this year's first quarter to a two percent increase over the first quarter a year ago.

                We expect strong demand for marine, oil and gas exploration and processing and, most significantly, power generation equipment, to continue. To capture an increasing share of these growing markets, Industrial Controls is developing and introducing digital controls and complementary mechanical products designed to increase fuel efficiency, lower emissions, and enable remote operation and networking, as well as adding resources to accommodate higher rates of product development and production. During the quarter, we formed an alliance with Edward King AG of Switzerland, specialists in fuel skid design. In addition, we added ignition systems technology for gas engines with both the acquisition of Hoeflich Controls, Inc. and a licensing agreement with Adrenaline Research. These actions broadened the functionality and scope of our integrated control systems.


                Aircraft Engine Systems
                ----------------------------------------------------------------------------------------------------------
                                                                                                  FOR THE THREE
                                                                                                   MONTHS ENDED
                                                                                                   DECEMBER 31,
                ----------------------------------------------------------------------------------------------------------
                IN THOUSANDS                                                                   2000               1999
                ----------------------------------------------------------------------------------------------------------
                External net sales                                                            $67,685             $56,294
                Segment earnings                                                               12,492               4,443
                ==========================================================================================================

                External net sales for Aircraft Engine Systems rose 20 percent in this year's first quarter over the same quarter last year. This increase represents ongoing strength in OEM products and aftermarket business, compared with a weak first quarter last year.

                Segment earnings for Aircraft Engine Systems increased 181 percent over the first quarter last year, reflecting the impact of higher sales and cost reduction actions initiated in the second quarter of fiscal 2000. In particular, our cost of goods sold was relatively high in the first half of 2000. Following last year's workforce management program, which aligned staffing levels with expected demand, and other cost reduction actions, our cost of goods sold as a percent of sales decreased to levels comparable to those in fiscal year 1999.

                We expect sales from Aircraft Engine Systems to remain relatively flat, with perhaps some modest growth, over the next several quarters as a result of relatively stable market conditions. We do have a strong position in business and regional jets, currently two of the strongest segments within aviation. Our growth strategy involves continuing to expand the scope of our integrated fuel delivery components for OEM customers and improving products and services for the aftermarket.

                Nonsegment Expenses
                ----------------------------------------------------------------------------------------------------------
                                                                                                    FOR THE THREE
                                                                                                     MONTHS ENDED
                                                                                                     DECEMBER 31,
                ----------------------------------------------------------------------------------------------------------
                IN THOUSANDS                                                                      2000             1999
                ----------------------------------------------------------------------------------------------------------
                Interest expense                                                                 $2,179           $2,809
                Interest income                                                                    (279)            (174)
                Unallocated corporate expenses                                                    5,107            3,978
                ==========================================================================================================

                Interest expense decreased in the first quarter this year as compared to the first quarter last year, despite a slight increase in interest rates, because we had lower levels of average outstanding debt this year.

                Unallocated corporate expenses were higher in the first quarter this year as compared to the same period last year primarily because we capitalized certain ongoing member costs that were associated with a project involving our business system software as internal software development costs last year and, as a result, we incurred higher depreciation expense this year. We also provided more for variable compensation plans in this year's first quarter as compared to last year as a result of improved companywide performance.

                Net Earnings
                ----------------------------------------------------------------------------------------------------------
                                                                                                     FOR THE THREE
                                                                                                      MONTHS ENDED
                                                                                                       DECEMBER 31,
                ----------------------------------------------------------------------------------------------------------
                IN THOUSANDS                                                                       2000           1999
                ----------------------------------------------------------------------------------------------------------
                Earnings before income taxes                                                     $17,942          $10,012
                Income taxes                                                                       7,034            4,005
                ----------------------------------------------------------------------------------------------------------
                Net income                                                                        10,908            6,007
                ==========================================================================================================
                Basic earnings per share                                                           $ .96            $ .53
                Diluted earnings per share                                                           .95              .53
                ==========================================================================================================

                The increase in earnings before income taxes resulted in an increase in income taxes in the first quarter this year as compared to the first quarter last year. Income taxes were provided at an effective tax rate of 39.2% this year compared to 40.0% last year, reduced because nondeductible expenses were less significant relative to pretax earnings this year than a year ago. Net earnings for the first quarter this year were 82 percent higher than last year.

                Our expectations for sales and earnings growth stated in our 2000 annual report remain unchanged. That is, without considering the impact of any new acquisitions, we expect consolidated net sales to increase at least 7% in fiscal year 2001 over 2000 and we expect earnings, not including any one-time gains or expenses, to grow 10-15% in fiscal year 2001 over 2000. Significant new product development activity and costs associated with ramping to higher levels of production will tend to pressure third and fourth quarter results compared to relatively strong quarters in 2000. However, we believe that the breadth of our energy control technologies, our intense customer focus and commitment to operational excellence, and the strength of many of our targeted markets position us for long-term success.

                Financial Condition

                Our discussion and analysis of financial condition is presented by segment for total segment assets, which consists of accounts receivable, inventories, property, plant, and equipment--net, and intangibles--net. We also discuss and analyze other balance sheet and cash flow items. Together, this discussion and analysis will help you assess our liquidity and capital resources, as well as understand changes in our financial condition.

                Assets
                ----------------------------------------------------------------------------------------------------------
                                                                            AT DECEMBER 31, 2000     AT SEPTEMBER 30, 2000
                IN THOUSANDS
                ----------------------------------------------------------------------------------------------------------
                Total segment assets:
                  Industrial Controls                                                  $222,463                  $214,935
                  Aircraft Engine Systems                                               250,628                   260,712
                Unallocated corporate
                         property, plant, and
                         equipment - net and
                         intangibles - net                                                4,991                     5,072
                Other unallocated assets                                                 53,305                    53,004
                ----------------------------------------------------------------------------------------------------------
                Total assets                                                           $531,387                  $533,723
                ==========================================================================================================

                Industrial Controls' total segment assets at December 31, 2000, were 4% higher than they were at September 30, 2000. This increase resulted from carrying more inventory in anticipation of future sales and the first quarter 2001 acquisition of Hoeflich Controls, Inc. and related assets.

                Aircraft Engine Systems' total segment assets at December 31, 2000, were 4% lower than they were at September 30, 2000. This decrease resulted primarily because of differences in sales volumes in the periods immediately preceding the balance sheet dates and the impact such changes have on accounts receivable balances.

                Other Balance Sheet Measures
                ----------------------------------------------------------------------------------------------------------
                                                                            AT DECEMBER 31, 2000     AT SEPTEMBER 30, 2000
                IN THOUSANDS
                ----------------------------------------------------------------------------------------------------------
                Total assets                                                            $531,387                 $533,723
                Working capital (current
                         assets less current
                         liabilities)                                                    110,809                  100,836
                Long-term debt, less current                                              79,500                   74,500
                         portion
                Other liabilities                                                         50,507                   50,142
                Commitments and contingencies                                                  -                        -
                Shareholders' equity                                                     282,650                  275,624
                ==========================================================================================================

                Our balance sheet remained strong at December 31, 2000. Working capital increased $10.0 million, most significantly related to reductions in accounts payable and accrued expenses that included the impact of making annual payments associated with variable compensation plans and defined contribution benefit plans. The non-current portion of long-term debt increased by $5.0 million in the first quarter, attributed primarily to the acquisition of Hoeflich Controls, Inc. and related assets. The increase in shareholders' equity during the first quarter was attributable to the excess of net earnings over dividends, plus the impact of changes in foreign currency exchange rates on cumulative other comprehensive earnings.

                We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. Further discussion of these matters is in Note P in the notes to consolidated financial statements in our 2000 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2000.

                Cash Flows
                ----------------------------------------------------------------------------------------------------------
                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                     DECEMBER 31,
                ----------------------------------------------------------------------------------------------------------
                In thousands                                                                     2000              1999
                ----------------------------------------------------------------------------------------------------------
                Net cash provided by operating                                                    $7,606          $9,193
                         activities
                Net cash used in investing activities                                            (10,426)         (7,352)
                Net cash provided by (used in)
                         financing activities                                                      2,518          (2,608)
                ==========================================================================================================

                Net cash flows provided by operations decreased by 17% in the first quarter of 2001 as compared to the first quarter of 2000. Although we generated more earnings in the current year, the timing of sales billings and collections was such that our accounts receivable did not decrease in the first quarter this year as much as last year. Other factors impacting operating cash flows were less significant. In both years, first quarter operating cash flows were impacted by annual payments associated with variable compensation plans and defined contribution benefit plans.

                Net cash flows for investing activities increased in the first quarter of the current year as compared to last year primarily because of the acquisition of Hoeflich Controls, Inc. and related assets. Capital expenditures in this year's first quarter were $1.6 million lower than they were in the same period last year. Of this amount, $450 thousand related to internal software development costs that we capitalized last year. The project that those expenditures related to was completed last year. Currently, there are no ongoing or planned software development projects similar in size or scope to that project. The remaining difference is related to both normal quarterly variations in capital expenditure rates and an expectation for lower capital expenditures for the full fiscal year 2001 as compared to fiscal year 2000, to be more in line with depreciation expense.

                Net cash flows for financing activities changed by $5.1 million in the first quarter of 2001 compared to the first quarter of 2000. In last year's first quarter, we generated sufficient cash from operations to meet our investing cash flow needs. However, with this year's acquisition of Hoeflich Controls, Inc. and related assets, our operating cash flows were insufficient to meet our investing cash flow needs during the first quarter. As a result, we borrowed, on a net basis, $4.9 million during the first quarter this year.

                Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements during the next twelve months. However, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

                Recent Accounting Pronouncements

                In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin provides interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws regarding revenue recognition. It is effective for us no later than July 1, 2001. We have completed a preliminary review of our current revenue recognition practices for particular transactions, and we are in the process of performing a more thorough review that we intend to complete in the second quarter. We have not discovered any revenue recognition practices that would need to change in order to comply with this bulletin as part of our preliminary or expanded review procedures so far. However, it is possible that we would find practices that would need to change after our expanded review is completed. As a result, at this time we are unable to comment as to what impact, if any, compliance with this bulletin will have on our consolidated financial statements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on page 21 of our 2000 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2000.

PART II

ITEM 5   Other Information

                As indicated in note 8 to the accompanying consolidated financial statements, portions of Industrial Controls were previously reported as Aircraft Engine Systems or Other Segments. The following quarterly segment information for fiscal 2000 has been restated to be consistent with the current composition of our segments:

                                                                               2000 Fiscal Quarters
                ----------------------------------------------------------------------------------------------------------
                (IN THOUSANDS OF
                      DOLLARS)                                 FIRST           SECOND          THIRD           FOURTH
                ----------------------------------------------------------------------------------------------------------
                Industrial Controls:
                      External net sales                          $77,298         $83,717         $86,921         $83,026
                      Intersegment sales                              107             291             168             134
                      Segment earnings                             12,182          12,100          10,912           6,064
                ----------------------------------------------------------------------------------------------------------
                Aircraft Engine Systems:
                      External net sales                          $56,294         $65,368         $68,575         $76,186
                      Intersegment sales                              265             336             861             548
                      Segment earnings                              4,443           4,014          11,190          18,503

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits Filed as Part of this Report.                 None.
                (b) Reports Filed on Form 8-K During the First
                    Quarter of the Fiscal Year Ending September 30, 2001.  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WOODWARD GOVERNOR COMPANY





January 30, 2001                           /s/ John A. Halbrook
                                           -----------------------------
                                           John A. Halbrook, President
                                           and Chief Executive Officer




January 30, 2001                           /s/ Stephen P. Carter
                                           -----------------------------
                                           Stephen P. Carter, Vice
                                           President, Chief Financial
                                           Officer and Treasurer