Form 10-Q
period 2001-03-03
WOODWARD GOVERNOR CO
filed 2001-05-02
CIK 108312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                       APPLICABLE ONLY TO ISSUERS INVOLVED

                        IN BANKRUPTCY PROCEEDINGS DURING

                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

As of April 30, 2001, 11,316,377 shares of common stock with a par value of $.00875 cents per share were outstanding.

                                TABLE OF CONTENTS

                                                                 Page

Part I    Item 1. Financial Statements                             1

          Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations    9

          Item 3. Quantitative and Qualitative Disclosures
               About Market Risk                                  15

          Item 4. Submission of Matters to a Vote of
               Security Holders                                   16

Part II.  Item 6. Exhibits and Reports on Form 8-K                16

Signatures                                                        17

Part I

ITEM 1.    FINANCIAL STATEMENTS

Statements of Consolidated Earnings
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

--------------------------------------------------------------------------------
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                      2001          2000
Net Sales                                                 $170,176      $149,085
--------------------------------------------------------------------------------
Costs and expenses:
       Cost of goods sold                                  128,585       116,340
       Sales, general, and administrative
          expenses                                          17,007        20,148
        Amortization of intangible assets                    1,722         1,508
        Interest expense                                     2,336         3,076
        Interest income                                       (289)         (165)
        Other expense - net                                    (26)         (629)
--------------------------------------------------------------------------------
           Total costs and expenses                        149,335       140,278
--------------------------------------------------------------------------------
Earnings before income taxes                                20,841         8,807
Income taxes                                                 8,169         3,435
--------------------------------------------------------------------------------
Net earnings                                              $ 12,672        $5,372
================================================================================
Basic earnings per share                                    $ 1.12        $ 0.48
================================================================================
Diluted earnings per share                                  $ 1.10        $ 0.48
================================================================================
Weighted-average number of basic shares
   outstanding                                              11,316        11,241
================================================================================
Weighted-average number of diluted shares
   outstanding                                              11,524        11,260
================================================================================
Cash dividends per share                                  $ 0.2325      $ 0.2325
================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Statements of Consolidated Earnings
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

--------------------------------------------------------------------------------
                                                                 SIX MONTHS
                                                              ENDED MARCH 31,
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                      2001          2000
--------------------------------------------------------------------------------
Net Sales                                                 $320,906      $282,677
Costs and expenses:
       Cost of goods sold                                  241,986       215,993
       Sales, general, and administrative
          expenses                                          32,293        38,669
        Amortization of intangible assets                    3,367         3,175
        Interest expense                                     4,515         5,885
        Interest income                                       (568)         (339)
        Other expense - net                                    530           475
--------------------------------------------------------------------------------
           Total costs and expenses                        282,123       263,858
--------------------------------------------------------------------------------
Earnings before income taxes                                38,783        18,819
Income taxes                                                15,203         7,440
--------------------------------------------------------------------------------
Net earnings                                              $ 23,580      $ 11,379
================================================================================
Basic earnings per share                                    $ 2.08        $ 1.01
================================================================================
Diluted earnings per share                                  $ 2.05        $ 1.01
================================================================================
Weighted-average number of basic shares
   outstanding                                              11,316        11,258
================================================================================
Weighted-average number of diluted shares
   outstanding                                              11,498        11,285
================================================================================
Cash dividends per share                                  $ 0.4650      $ 0.4650
================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Balance Sheets
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

===================================================================================
                                                         At March      At September
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                  31, 2001        30, 2000
-----------------------------------------------------------------------------------
ASSETS
    Current assets:
         Cash and cash equivalents                        $9,206          $9,315
         Accounts receivable, less
            allowance for losses of
            $3,542 for March and
            $4,452 for September                         107,329         105,153
         Inventories                                     113,438         102,990
         Deferred income taxes                            16,903          16,835
-----------------------------------------------------------------------------------
               Total current assets                      246,876         234,293
-----------------------------------------------------------------------------------
    Property, plant, and equipment, at
       cost:
         Land                                              5,814           6,032
         Buildings and improvements                      128,311         127,825
         Machinery and equipment                         235,656         233,188
         Construction in progress                          1,903           3,364
-----------------------------------------------------------------------------------
                                                         371,684         370,409
         Accumulated depreciation                        252,831         247,951
-----------------------------------------------------------------------------------
     Property, plant, and equipment - net                118,853         122,458
     Intangibles - net                                   151,142         150,118
     Other assets                                          9,874           8,450
     Deferred income taxes                                18,211          18,404
-----------------------------------------------------------------------------------
TOTAL ASSETS                                            $544,956        $533,723
===================================================================================

BALANCE SHEETS CONTINUED ON NEXT PAGE.

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

===================================================================================
                                                         At March      At September
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                  31, 2001        30, 2000
-----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
         Short-term borrowings                          $ 11,370        $ 21,284
         Current portion of long-term debt                37,500          22,500
         Accounts payable and accrued
            expenses                                      68,830          81,342
         Income taxes payable                              7,843           8,331
-----------------------------------------------------------------------------------
              Total current liabilities                  125,543         133,457
-----------------------------------------------------------------------------------
    Long-term debt, less current portion                  74,500          74,500
    Other liabilities                                     51,302          50,142
    Commitments and contingencies                              -               -
-----------------------------------------------------------------------------------
    Shareholders' equity represented by:
         Preferred stock, par value $.003
            per share, authorized 10,000
            shares, no shares issued                           -               -
         Common stock, par value $.00875 per
            share, authorized 50,000 shares,
            issued 12,160 shares                             106             106
         Additional paid-in capital                       13,352          13,295
         Unearned ESOP compensation                       (5,552)         (5,308)
         Accumulated other comprehensive
            earnings                                       2,648           3,045
         Retained earnings                               302,897         284,431
-----------------------------------------------------------------------------------
                                                         313,451         295,569
         Less treasury stock, at cost                     19,840          19,945
-----------------------------------------------------------------------------------
               Total shareholders' equity                293,611         275,624
-----------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                               $544,956        $533,723
===================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Consolidated Cash Flows
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

--------------------------------------------------------------------------------
                                                                  SIX MONTHS
                                                               ENDED MARCH 31,
--------------------------------------------------------------------------------
(IN THOUSANDS OF DOLLARS)                                     2001        2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                 $23,580     $11,379
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
Depreciation and amortization                                 16,628      14,899
Net (gain)/loss on sale of property, plant, and
   equipment                                                     575        (183)
Deferred income taxes                                            125       1,537
ESOP compensation expense                                       (244)       (179)
Equity in loss of unconsolidated affiliate                         -         122
Changes in operating assets and liabilities,
   net of business acquisitions and sale:
      Accounts receivable                                     (1,863)     21,256
      Inventories                                             (9,903)     (5,361)
      Current liabilities, other than short-
          term borrowings and current portion
          of long-term debt                                  (10,465)    (16,048)
      Other - net                                               (347)       (710)
--------------------------------------------------------------------------------
         Total adjustments                                    (5,494)     15,333
--------------------------------------------------------------------------------
Net cash provided by operating activities                     18,086      26,712
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property, plant, and
   equipment                                                 (10,535)    (14,270)
Proceeds from sale of property, plant, and
   equipment                                                     291       1,048
Payments associated with sale of business                     (2,821)          -
Business acquisitions, net of cash acquired                   (4,556)          -
--------------------------------------------------------------------------------
Net cash used in investing activities                        (17,621)    (13,222)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid                                           (5,262)     (5,233)
Proceeds from sales of treasury stock                            162         803
Purchases of treasury stock                                        -      (1,762)
Net proceeds from borrowings under revolving
   lines                                                      14,767       5,786
Payments of long-term debt                                   (10,000)     (9,500)
Tax benefit applicable to ESOP dividend and
   stock options                                                 148         206
--------------------------------------------------------------------------------
Net cash used in financing activities                          ( 185)     (9,700)
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash                         (389)       (695)
--------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                        ( 109)      3,095
Cash and cash equivalents, beginning of year                   9,315      10,449
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $ 9,206     $13,544
================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest expense paid                                        $ 4,640     $ 6,510
Income taxes paid                                            $15,186     $ 9,844
NONCASH INVESTING:
Liabilities assumed in business acquisition (sale) - net
                                                               $ (81)        $ -

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Notes to Consolidated Financial Statements

     (1) The consolidated balance sheet as of March 31, 2001, the statements of consolidated earnings for the three and six-month periods ended March 31, 2001 and 2000, and the statements of consolidated cash flows for the six-month periods ended March 31, 2001 and 2000, were prepared by the company without audit. The September 30, 2000, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of March 31, 2001, the results of its operations for the three and six-month periods ended March 31, 2001 and 2000, and its cash flows for the six-month periods ended March 31, 2001 and 2000. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 2000 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 26-33 of the 2000 annual report to shareholders. The statements of consolidated earnings for the three and six-month periods ended March 31, 2001, are not necessarily indicative of the results to be expected for other interim periods or for the full year.

     (2) In the statements of consolidated earnings, amounts reported under the caption other expense-net include our equity in loss of an unconsolidated affiliate. Prior to the first quarter of the year ending September 30, 2001, we reported our equity in loss of this unconsolidated affiliate as a separate line in the statement. Amounts reported for the three months and six months ended March 31, 2000, have been reclassified to be consistent with the current presentation.

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

     (4) Earnings per share:

     --------------------------------------------------------------------------------
                                               THREE MONTHS        SIX MONTHS
                                                   ENDED             ENDED
                                                 MARCH 31,          MARCH 31,
     --------------------------------------------------------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE
     AMOUNTS)                                  2001      2000     2001     2000
     --------------------------------------------------------------------------------
     Net earnings (A)                        $12,672   $ 5,372  $23,580  $11,379
     --------------------------------------------------------------------------------
     Determination of shares:
        Weighted-average shares of
        common stock outstanding (B)          11,316    11,241   11,316   11,258
        Assumed exercise of stock
        options                                  208        19      182       27
     --------------------------------------------------------------------------------
        Weighted-average shares of
        common stock outstanding
        assuming dilution (C)                 11,524    11,260   11,498   11,285
     ================================================================================
     Basic earnings per share (A/B)            $1.12     $0.48    $2.08   $ 1.01
     Diluted earnings per share (A/C)          $1.10     $0.48    $2.05   $ 1.01
     ================================================================================

     All outstanding stock options during the three months and six months ended March 31, 2001, were included in the above computation. The following stock options were outstanding during the three months and six months ended March 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective periods: 509,498 options at a weighted-average exercise price of $27.63 for the three-month period; and 362,898 options at a weighted-average exercise price of $29.30 for the six-month period.

     (5) Inventories:

     --------------------------------------------------------------------------------
                                                 AT MARCH          AT SEPTEMBER
     (IN THOUSANDS OF DOLLARS)                   31, 2001            30, 2000
     --------------------------------------------------------------------------------
     Raw materials                                  $3,315             $3,056
     Component parts                                60,783             58,559
     Work in process                                31,699             27,315
     Finished goods                                 17,641             14,453
     --------------------------------------------------------------------------------
                                                   113,438            103,383
     Less progress payments                              -               (393)
     --------------------------------------------------------------------------------
                                                  $113,438           $102,990
     ================================================================================

     (6) Included in accounts payable and accrued expenses are accounts payable of $21,340,000 at March 31, 2001, and $25,065,000 at September 30, 2000.

     (7) The assets and liabilities of substantially all subsidiaries outside the United States are translated to the United States dollar at period-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings (losses) as a separate component of shareholders' equity. We have no other components of other comprehensive earnings. The company's total comprehensive earnings were as follows:

     --------------------------------------------------------------------------------
                                       THREE MONTHS            SIX MONTHS
                                           ENDED                  ENDED
                                         MARCH 31,              MARCH 31,
     (IN THOUSANDS)                    2001      2000       2001        2000
     --------------------------------------------------------------------------------
     Net earnings                    $12,672    $5,372    $23,580     $11,379
     Other comprehensive gains
        (losses)                         968    (2,369)      (397)     (3,494)
     --------------------------------------------------------------------------------
     Total comprehensive
        earnings                     $13,640    $3,003    $23,183      $7,885
     ================================================================================

     (8) Segment information:

     --------------------------------------------------------------------------------
                                       THREE MONTHS            SIX MONTHS
                                           ENDED                  ENDED
                                         MARCH 31,              MARCH 31,
     (IN THOUSANDS)                    2001      2000       2001        2000
     --------------------------------------------------------------------------------
     Industrial Controls:
        External net sales             $95,180    $83,717   $178,225    $161,015
        Intersegment sales                 372        291        549         398
        Segment earnings                13,381     12,100     25,838      24,282
     --------------------------------------------------------------------------------
     Aircraft Engine Systems:
        External net sales             $74,996    $65,368   $142,681    $121,662
        Intersegment sales               1,080        336      1,614         601
        Segment earnings                14,165      4,014     26,657       8,457
     ================================================================================

     Portions of Industrial Controls were previously reported as Aircraft Engine Systems or Other Segments. Amounts for 2000 in the information above have been restated to be consistent with the current composition of our segments.

     The reconciliation between the total of segment earnings and the statements of consolidated earnings follows:

     --------------------------------------------------------------------------------
                                       THREE MONTHS            SIX MONTHS
                                           ENDED                  ENDED
                                         MARCH 31,              MARCH 31,
     (IN THOUSANDS)                    2001      2000       2001        2000
     --------------------------------------------------------------------------------

     Total segment earnings          $27,546    $16,114     $52,495    $32,739
     Interest expense and
        interest income               (2,047)    (2,911)     (3,947)    (5,546)
     Unallocated corporate
        expenses                      (4,658)    (4,396)     (9,765)    (8,374)
     Consolidated earnings
        before income taxes          $20,841     $8,807     $38,783    $18,819
     ================================================================================


     Segment assets were as follows:

     --------------------------------------------------------------------------------
                                                AT MARCH          AT SEPTEMBER
     (IN THOUSANDS)                             31, 2001            30, 2000
     --------------------------------------------------------------------------------
     Industrial Controls                        $234,198            $214,935
     Aircraft Engine Systems                     252,278             260,712
     ================================================================================

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

          Statements in this discussion and analysis concerning the company's future sales, earnings, business performance, and prospects reflect current expectations and are forward-looking statements that involve risks and uncertainties. Actual results could differ materially from projections or any other forward-looking statement and we have no obligation to update our forward-looking statements. Factors that could affect performance and could cause results to differ materially from projections and forward-looking statements are described in the cautionary statement referred to above.

          Results of Operations

          Our results of operations are discussed and analyzed by segment. We have two segments--Industrial Controls and Aircraft Engine Systems. Industrial Controls provides energy control systems and components primarily to OEMs (original equipment manufacturers) of industrial engines and turbines. Aircraft Engine Systems provides energy control systems and components primarily to OEMs of aircraft engines. Portions of Industrial Controls, related to the manufacture and sale of fuel injection nozzles for industrial markets, control systems and related services for industrial users in retrofit situations, and products for small industrial engine markets, were previously reported as Aircraft Engine Systems or Other Segments. Prior-year amounts in the financial information that follows have been restated to be consistent with the current composition of our segments.

          The segment earnings reported in this discussion and analysis do not reflect allocations of corporate expenses, and are before interest and income taxes. These other items are separately discussed and analyzed.

          Industrial Controls

          ======================================================================
                                     Three months ended      Six months ended
                                         March 31,              March 31,
          ----------------------------------------------------------------------
          IN THOUSANDS                2001       2000        2001        2000
          ----------------------------------------------------------------------
          External net sales         $95,180     $83,717    $178,225    $161,015
          Segment earnings            13,381      12,100      25,838      24,282
          ======================================================================

          External net sales for Industrial Controls increased in both the three months and six months ended March 31, 2001 as compared to the corresponding periods last year. Included in last year's amounts were sales from a portion of Industrial Controls that was divested on May 31, 2000. Although the actual amount of sales associated with this portion of our business has not been determined, we believe it had annual sales of approximately $50 million. We continue to manufacture and sell components used in the business to the buyer, accounting for approximately $2.4 million of sales in the three-month period and $4.4 million of sales in the six-month period this year. If adjusted for the effects of the divestiture, our sales increase in both the three-month and six-month periods was much higher than reflected above. This increase was broadly based both geographically and across Woodward's energy control technologies, led by gas turbine fuel systems and controls, as well as other systems and components used in power generation. While the power generation market is particularly active, demand in each of Industrial Controls' principal target markets is healthy and growing. Other key global markets for Industrial Controls include transportation, particularly marine propulsion, and process industries, notably oil and gas exploration. These markets are quite receptive to our systems and controls that can reduce operating costs and lower emissions.

          Segment earnings for Industrial Controls also increased in both the three months and six months ended March 31, 2001, as compared to the corresponding periods last year. The increases in earnings would have been higher if the divested operations, which last year generated earnings in proportion to sales similar to the rest of Industrial Controls, had been excluded from last year's comparison amounts. The earnings increase occurred despite major increases in new product development activity this year over the same periods last year, much of which represents adaptations of existing product platforms for specific OEM customers that will begin shipping later this year or in 2002. Also, in the second fiscal quarter, we incurred expenses related to the relocation of operations from our Oak Ridge, Tennessee facility to facilities in Colorado. This relocation was initiated to more closely align the small industrial engine operations, which were previously performed in Oak Ridge, with the remainder of Industrial Controls, and is expected to benefit earnings in future periods.

          We expect Industrial Controls' sales for the last half of the year will be about 15 percent higher than sales were in the first half of the year, with some improvement in gross margins (net sales less cost of sales).

          Aircraft Engine Systems

          ======================================================================
                                     Three months ended      Six months ended
                                         March 31,              March 31,
          ----------------------------------------------------------------------
          IN THOUSANDS                2001       2000        2001        2000
          ----------------------------------------------------------------------
          External net sales         $74,996    $65,368   $142,681    $121,662
          Segment earnings            14,165      4,014     26,657       8,457
          ======================================================================

          External net sales for Aircraft Engine Systems increased in both the three months and six months ended March 31, 2001, as compared to the corresponding periods last year. This increase reflected strength in sales of both regional and narrow-body commercial jet engine fuel delivery systems, as well as higher volumes of military spare parts and commercial aftermarket activities.

          Segment earnings for Aircraft Engine Systems also increased significantly in both the three months and six months ended March 31, 2001, as compared to the corresponding periods last year. Included in both the three-month and six-month periods last year was a charge related to an early retirement program, which was partially offset by a reduction in certain accruals related to a prior business acquisition. Together, these items reduced last year's segment earnings by $2.5 million. The remainder of the improvement in earnings reflected the impact of higher sales and cost reduction actions initiated in the second quarter of fiscal 2000. In particular, our cost of goods sold was relatively high in the first half of fiscal 2000. Following last year's workforce management program, which aligned staffing levels with expected demand, and other cost reduction actions, our cost of goods sold as a percent of sales decreased to levels comparable to those in fiscal year 1999.

          We expect Aircraft Engine Systems' sales for the full year will be about 5 percent higher than sales last year (which totaled $266.4 million), with gross margins similar to those generated in the first half of this year.

          Nonsegment Expenses

          ======================================================================
                                       Three months           Six months
                                           ended                 ended
                                         March 31,             March 31,
          ----------------------------------------------------------------------
          IN THOUSANDS                2001       2000       2001       2000
          ----------------------------------------------------------------------
          Interest expense           $2,336     $3,076      $4,515      $5,885
          Interest income              (289)      (165)       (568)       (339)
          Corporate
             expenses                 4,658      4,396       9,765       8,374
          ======================================================================

          Interest expense decreased in both the three months and six months ended March 31, 2001, as compared to the corresponding periods last year because we had lower levels of average outstanding debt this year.

          Corporate expenses not allocated to segments were higher in the three-month and six-month periods this year as compared to the same periods last year primarily because we capitalized certain ongoing member costs that were associated with a project involving our business system software as internal software development costs last year and we provided more for variable compensation plans this year as a result of improved companywide performance. Other corporate expenses, on a net basis, decreased from last year.

          Net Earnings

          ======================================================================
                                       Three months           Six months
                                           ended                 ended
                                         March 31,             March 31,
          ----------------------------------------------------------------------
          IN THOUSANDS EXCEPT
          PER SHARE AMOUNTS           2001       2000       2001       2000
          ----------------------------------------------------------------------
          Earnings before
             income taxes          $20,841     $8,807     $38,783    $18,819
          Income taxes               8,169      3,435      15,203      7,440
          ----------------------------------------------------------------------
          Net earnings             $12,672     $5,372     $23,580    $11,379
          ======================================================================
          Basic earnings
             per share               $1.12      $ .48       $2.08      $1.01
          Diluted earnings
             per share                1.10        .48        2.05       1.01
          ======================================================================

          Income taxes were provided at an effective rate of 39.2% of earnings in the six-month period ended March 31, 2001, compared to 39.5% for the same period last year, reduced because nondeductible expenses were less significant relative to pretax earnings this year than a year ago. Last year, our effective tax rate was 40.0% in the first quarter and was reduced to 39.5% for the first six months of the year.

          Net earnings increased in both the three months and six months ended March 31, 2001, as compared to the corresponding periods last year. Without the early retirement charge and the reduction in acquisition-related accruals in last year's second quarter, net earnings would have been $6.9 million ($0.61 per basic and diluted share) for the three months ended March 31, 2000, and $12.9 million ($1.14 per basic and diluted share) for the six months ended March 31, 2000.

          We believe that we are on track to achieve about 10 percent growth in net sales, without considering the impact of any new acquisitions, and 25 percent growth in net earnings, not including any one-time gains or expenses, for the year ended September 30, 2001, over the year ended September 30, 2000. However, ongoing investments in product development will tend to pressure third and fourth quarter results compared to relatively strong quarters in 2000. Long-term, we believe that our competitive strength in both Industrial Controls and Aircraft Engine Systems, combined with long, favorable cycles in a number of our target markets, particularly for power generation equipment, will enable us to deliver 15% annual growth on average in earnings per share, before one-time gains or expenses, over the next three or four years.

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

          Assets

          ------------------------------------------------------------------------
                                                     At March       At September
          IN THOUSANDS                               31, 2001         30, 2000
          ------------------------------------------------------------------------
          Total segment assets:
             Industrial Controls                     $234,198         $214,935
             Aircraft Engine Systems                  252,278          260,712
          Unallocated corporate
             property, plant, and
             equipment - net                            4,286            5,072
          Other unallocated assets                     54,194           53,004
          ------------------------------------------------------------------------
          Total assets                               $544,956         $533,723
          ========================================================================

          Industrial Controls' total segment assets at March 31, 2001, increased over the amount at September 30, 2000, because of higher sales activity, which impacted both accounts receivable and inventories, and the first quarter 2001 acquisition of Hoeflich Controls, Inc. and related assets.

          Aircraft Engine Systems' total segment assets at March 31, 2001, decreased from the amount at September 30, 2000, primarily because of differences in sales volumes in the periods immediately preceding the balance sheet dates and the impact such changes have on accounts receivable balances.

          Other Balance Sheet Measures

          ------------------------------------------------------------------------
                                                 At March       At September

          IN THOUSANDS                           31, 2001         30, 2000
          ------------------------------------------------------------------------
          Total assets                               $544,956         $533,723
          Working capital                             121,333          100,836

          Long-term debt, less

             current portion                           74,500           74,500
          Other liabilities                            51,302           50,142

          Commitments and

             contingencies                                  -                -
          Shareholders' equity                       $293,611         $275,624
          ========================================================================

          Our balance sheet remained strong at March 31, 2001. The increase in working capital (current assets less current liabilities) over the September 30, 2000, amount was most significantly due to reductions in accounts payable and accrued expenses that included the impact of making annual payments associated with variable compensation plans and defined contribution benefit plans, and increases in inventory caused by anticipated sales growth. The increase in shareholders' equity over the September 30, 2000, amount was primarily due to the excess of net earnings over dividends.

          We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. Further discussion of these matters is in Note P in the notes to consolidated financial statements in our 2000 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2000.

          Cash Flows

          ---------------------------------------------------------------------
                                                               SIX MONTHS
                                                             ENDED MARCH 31,
          ---------------------------------------------------------------------
          IN THOUSANDS                                       2001       2000
          ---------------------------------------------------------------------
          Net cash provided by operating
             activities                                     $18,086    $26,712
          Net cash used in investing activities             (17,621)   (13,222)
          Net cash used in financing activities                (185)    (9,700)
          =====================================================================

          Net cash flows provided by operations decreased in the six months ended March 31, 2001 as compared to the same period last year. Although we generated more earnings in the current year, the timing of sales billings and collections was such that our accounts receivable did not decrease in the six-month period this year as much as last year. Other factors impacting operating cash flows were less significant. In both years, cash flows were impacted by annual payments associated with variable compensation plans and defined contribution benefit plans.

          Net cash flows used in investing activities increased in the six months ended March 31, 2001 as compared to the same period last year primarily because of the acquisition of Hoeflich Controls, Inc. and related assets in the first quarter of fiscal year 2001. Capital expenditures in the six-month period this year were $3.7 million lower than they were in the same period last year. Of this amount, $1.0 million related to internal software development costs that we capitalized last year. The project that those expenditures related to was completed last year. Currently, there are no ongoing or planned software development projects similar in size or scope to that project. The remaining difference is related to both normal quarterly variations in capital expenditure rates and an expectation for lower capital expenditures for the full fiscal year 2001 as compared to fiscal year 2000, to be more in line with depreciation expense. We also made payments totaling $2.8 million associated with amounts previously accrued for the May 31, 2000, sale of the turbine control retrofit business.

          Net cash flows used in financing activities decreased in the six months ended March 31, 2001, as compared to the same period last year. In the six-month period this year, we borrowed, on a net basis, $4.8 million. Last year, we reduced debt, on a net basis, $3.7 million. In both periods, borrowings were used to maintain cash at a relatively stable level. Increases or decreases in debt, therefore, were related primarily to cash flows generated from operating and investing activities, as discussed above, less the payment of dividends (which were at similar amounts in both years).

          Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements during the next twelve months. However, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

          Recent Accounting Pronouncements

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin provides interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws regarding revenue recognition. It is effective for us no later than July 1, 2001. We have completed a review of our current revenue recognition practices and have not discovered any revenue recognition practices that would need to change in order to comply with this bulletin. As a result, compliance with this bulletin is not expected to have any impact on our consolidated financial statements.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the January 24, 2001 Annual Meeting of Shareholders, the election of four Class II directors was submitted to a vote. The results of the voting were as follows:

          ------------------------------------------------------------------
                                          Number of        Number of Shares
                  Director               Shares For        Against/Withheld
          ------------------------------------------------------------------
          Vern H. Cassens                 9,606,279               585,056
          Thomas W. Heenan                9,945,413               245,922
          Michael H. Joyce                9,991,811               199,524
          Lou L. Pai                      9,476,356               714,966
          ==================================================================

PART II

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits Filed as Part of this Report.
               (3) (ii) By-laws, as amended
          (b) Reports Filed on Form 8-K During the Second Quarter of the Fiscal
              Year Ending September 30, 2001.    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WOODWARD GOVERNOR COMPANY


MAY 1, 2001                             /s/John A. Halbrook
------------------------------          John A. Halbrook, President
                                        and Chief Executive Officer




MAY 1, 2001                             /s/Stephen P. Carter
------------------------------          Stephen P. Carter, Vice
                                        President, Chief Financial
                                        Officer and Treasurer