Form 10-Q
period 2001-06-30
WOODWARD GOVERNOR CO
filed 2001-07-31
CIK 108312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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

                                 (815) 877-7441
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                        -----    -----

As of July 26, 2001, 11,320,858 shares of common stock with a par value of $.00875 cents per share were outstanding.

                                TABLE OF CONTENTS

                                                                            Page
Part I.  Item 1. Financial Statements                                         1

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                  11

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk                                           18

Part II. Item 6. Exhibits and Reports on Form 8-K                            19

Signatures                                                                   20

Part I

ITEM 1.         FINANCIAL STATEMENTS

Statements of Consolidated Earnings
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

--------------------------------------------------------------------------------
                                                            THREE MONTHS
                                                            ENDED JUNE 30,
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                2001            2000
--------------------------------------------------------------------------------
Net Sales                                             $182,508        $155,496
--------------------------------------------------------------------------------
Costs and expenses:
       Cost of goods sold                              137,702         116,717
       Sales, general, and administrative
           expenses                                     20,270          19,980
       Amortization of intangible assets                 1,701           1,631
       Interest expense                                  1,652           2,842
       Interest income                                    (147)           (214)
       Other expense - net                              (1,051)             (5)
Gain on sale of business                                      -        (25,244)
--------------------------------------------------------------------------------
           Total costs and expenses, net of gain       160,127              (5)
--------------------------------------------------------------------------------
Earnings before income taxes                            22,381          39,789
Income taxes                                             8,653          13,624
--------------------------------------------------------------------------------
Net earnings                                          $ 13,728        $ 26,165
================================================================================
Basic earnings per share                              $   1.21        $   2.33
================================================================================
Diluted earnings per share                            $   1.18        $   2.32
================================================================================
Weighted-average number of basic shares
     outstanding                                        11,319          11,252
================================================================================
Weighted-average number of diluted shares
     outstanding                                        11,603          11,275
================================================================================
Cash dividends per share                              $ 0.2325        $ 0.2325
================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Statements of Consolidated Earnings
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

--------------------------------------------------------------------------------
                                                            NINE MONTHS
                                                           ENDED JUNE 30,
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)               2001                 2000
--------------------------------------------------------------------------------
Net Sales                                           $503,414           $438,173
--------------------------------------------------------------------------------
Costs and expenses:
       Cost of goods sold                            379,688            332,710
       Sales, general, and administrative
         expenses                                     52,563             58,649
       Amortization of intangible assets               5,068              4,806
       Interest expense                                6,167              8,727
       Interest income                                  (715)              (553)
       Other expense - net                              (521)               470
Gain on sale of business                                    -           (25,244)
--------------------------------------------------------------------------------
           Total costs and expenses, net of gain     442,250            379,565
--------------------------------------------------------------------------------
Earnings before income taxes                          61,164             58,608
Income taxes                                          23,856             21,064
--------------------------------------------------------------------------------
Net earnings                                        $ 37,308           $ 37,544
================================================================================
Basic earnings per share                            $   3.30           $   3.34
================================================================================
Diluted earnings per share                          $   3.23           $   3.33
================================================================================
Weighted-average number of basic shares
     outstanding                                      11,317             11,256
================================================================================
Weighted-average number of diluted shares
     outstanding                                      11,541             11,284
================================================================================
Cash dividends per share                            $ 0.6975           $ 0.6975
================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Balance Sheets
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

================================================================================
                                                    At June        At September
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)            30, 2001          30, 2000
--------------------------------------------------------------------------------
ASSETS
      Current assets:

              Cash and cash equivalents             $  6,712        $  9,315
              Accounts receivable, less
                  allowance for losses of
                  $3,145 for June and
                  $4,452 for September               112,689         105,153
              Inventories                            118,279         102,990
              Deferred income taxes                   17,662          16,835
--------------------------------------------------------------------------------
                     Total current assets            255,342         234,293
--------------------------------------------------------------------------------
      Property, plant, and equipment, at
          cost:
              Land                                     7,741           6,032
              Buildings and improvements             129,979         127,825
              Machinery and equipment                240,850         233,188
              Construction in progress                 1,672           3,364
--------------------------------------------------------------------------------
                                                     380,242         370,409
              Accumulated depreciation               253,892         247,951
--------------------------------------------------------------------------------
       Property, plant, and equipment - net          126,350         122,458
       Intangibles - net                             166,081         150,118
       Other assets                                   10,605           8,450
       Deferred income taxes                          17,328          18,404
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $575,706        $533,723
================================================================================

BALANCE SHEETS CONTINUED ON NEXT PAGE.

============================================================================================
                                                              At June          At September
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                       30, 2001           30, 2000
--------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
              Short-term borrowings                           $ 22,437            $ 21,284
              Current portion of long-term debt                 22,500              22,500
              Accounts payable and accrued
                  expenses                                      82,485              81,342
              Income taxes payable                               9,883               8,331
--------------------------------------------------------------------------------------------
                    Total current liabilities                  137,305             133,457
--------------------------------------------------------------------------------------------
      Long-term debt, less current portion                      84,500              74,500
      Other liabilities                                         51,530              50,142
      Commitments and contingencies                                  -                   -
--------------------------------------------------------------------------------------------
      Shareholders' equity represented by:
              Preferred stock, par value $.003
                  per share, authorized 10,000
                  shares, no shares issued                           -                   -
              Common stock, par value $.00875
                  per share, authorized 50,000
                  shares, issued 12,160 shares                     106                 106
              Additional paid-in capital                        13,434              13,295
              Unearned ESOP compensation                        (5,674)             (5,308)
              Accumulated other comprehensive
                  earnings                                         118               3,045
              Retained earnings                                314,120             284,431
--------------------------------------------------------------------------------------------
                                                               322,104             295,569
              Less treasury stock, at cost                      19,733              19,945
--------------------------------------------------------------------------------------------
                      Total shareholders' equity               302,371             275,624
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                   $575,706            $533,723
============================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Statements of Consolidated Cash Flows
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

=========================================================================================
                                                                       NINE MONTHS
                                                                      ENDED JUNE 30,
-----------------------------------------------------------------------------------------
(IN THOUSANDS)                                                    2001              2000
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $37,308         $37,544
-----------------------------------------------------------------------------------------
Adjustments to reconcile net earnings to net
     cash provided by operating activities:
Depreciation and amortization                                     24,669          23,014
Net (gain)/loss on sale of property, plant, and equipment            924            (148)
Gain on sale of business                                               -         (25,244)
Deferred income taxes                                                249           2,826
ESOP compensation expense                                           (366)           (269)
Equity in loss of unconsolidated affiliate                             -             142
Changes in operating assets and liabilities,
     net of business acquisitions and sale:
         Accounts receivable                                      (8,848)         10,947
         Inventories                                             (14,045)         (3,912)
         Current liabilities, other than short-
               term borrowings and current portion
               of long-term debt                                   5,148           3,595
         Other - net                                                (814)         (2,104)
-----------------------------------------------------------------------------------------
             Total adjustments                                     6,917           8,847
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                         44,225          46,391
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property, plant, and equipment          (17,019)        (21,287)
Proceeds from sale of property, plant, and equipment                 343           1,121
Proceeds from sale of business - net of direct costs                   -          42,027
Payments associated with sale of business                         (3,886)              -
Business acquisitions, net of cash acquired                      (29,942)              -
-----------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities              (50,504)         21,861
-----------------------------------------------------------------------------------------

CASH FLOWS CONTINUED ON NEXT PAGE.

===============================================================================================
                                                                             NINE MONTHS
                                                                           ENDED JUNE 30,
-----------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                          2001              2000
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid                                                    (7,893)         (7,847)
Proceeds from sales of treasury stock                                     351           1,423
Purchases of treasury stock                                                 -          (1,762)
Net proceeds (payments) from borrowings under revolving lines          26,308         (43,910)
Payments of long-term debt                                            (15,000)        (11,250)
Tax benefit applicable to ESOP dividend and stock options                 274             314
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                     4,040         (63,032)
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  (364)         (1,270)
-----------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                (2,603)          3,950
Cash and cash equivalents, beginning of year                            9,315          10,449
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $ 6,712         $14,399
===============================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest expense paid                                                 $ 6,437         $ 9,668
Income taxes paid                                                     $21,934         $12,506

NONCASH INVESTING:
Liabilities assumed in business acquisitions (sale) - net             $ 1,071         $(2,739)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Notes to Consolidated Financial Statements

         (1) The consolidated balance sheet as of June 30, 2001, the statements of consolidated earnings for the three and nine-month periods ended June 30, 2001 and 2000, and the statements of consolidated cash flows for the nine-month periods ended June 30, 2001 and 2000, were prepared by the company without audit. The September 30, 2000, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of June 30, 2001, the results of its operations for the three and nine-month periods ended June 30, 2001 and 2000, and its cash flows for the nine-month periods ended June 30, 2001 and 2000. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 2000 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 26-33 of the 2000 annual report to shareholders. The statements of consolidated earnings for the three and nine-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for other interim periods or for the full year.

         (2) In the statements of consolidated earnings, amounts reported under the caption other expense-net include our equity in loss of an unconsolidated affiliate. Prior to the first quarter of the year ending September 30, 2001, we reported our equity in loss of this unconsolidated affiliate, net of tax, as a separate line in the statements. Amounts reported for the three months and nine months ended June 30, 2000, have been reclassified to be consistent with the current presentation.

         (3) On November 3, 2000, we acquired the stock of Hoeflich Controls, Inc., a manufacturer of ignition systems, and related assets for $5,184,000, including direct costs related to the acquisition. The acquisition was accounted for using the purchase method of accounting and results of operations of the acquired company were included in our consolidated results from the acquisition date. The excess of the purchase price over the estimated fair value of tangible and identified intangible net assets acquired is being amortized over 15 years. Under terms of the purchase agreement, we could be required to make an additional payment of up to $1,200,000 in fiscal year 2004, contingent upon attaining certain investment and sales volumes, as defined by the agreement. We currently expect any additional payment to be accounted for as additional purchase price to be allocated among intangible assets acquired. If we had completed the acquisition on October 1, 1999, net sales and net earnings for the nine-month periods ended June 30, 2001 and 2000, would not have been materially different from amounts reported in the Statements of Consolidated Earnings.

         (4) On June 29, 2001, we acquired certain assets and assumed certain liabilities of the Bryce diesel fuel injection business of Delphi Automotive Systems for $25,386,000, including direct costs related to the acquisition. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of tangible and identified intangible net assets acquired is being amortized over 20 years. If we had completed the acquisition on October 1, 1999, net sales and net earnings for the nine-month periods ended June 30, 2001 and 2000, would not have been materially different from amounts reported in the Statements of Consolidated Earnings.

         (5) Earnings per share:

         ---------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
         ---------------------------------------------------------------------------------------------------
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           2001           2000         2001         2000
         ---------------------------------------------------------------------------------------------------
         Net earnings (A)                                  $13,728        $26,165      $37,308      $37,544
         ---------------------------------------------------------------------------------------------------
         Determination of shares:
             Weighted-average shares of common stock
             outstanding (B)                                11,319         11,252       11,317       11,256
             Assumed exercise of stock options                 284             23          224           28
         ---------------------------------------------------------------------------------------------------
             Weighted-average shares of common stock
             outstanding assuming dilution (C)              11,603         11,275       11,541       11,284
         ===================================================================================================
         Basic earnings per share (A/B)                      $1.21          $2.33        $3.30       $ 3.34
         Diluted earnings per share (A/C)                    $1.18          $2.32        $3.23       $ 3.33
         ===================================================================================================

         The following stock options were outstanding during the three months and nine months ended June 30, 2001 and 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective periods.

         ---------------------------------------------------------------------------------------------------
                                                            THREE MONTHS                 NINE MONTHS
                                                               ENDED                        ENDED
                                                              JUNE 30,                     JUNE 30,
         ---------------------------------------------------------------------------------------------------
                                                        2001            2000         2001            2000
         ---------------------------------------------------------------------------------------------------
         Options                                           -          330,635       167,374         329,218
         Weighted-average exercise price                 N/A           $29.04        $69.22          $29.55
         ===================================================================================================

         (6) Inventories:

         ------------------------------------------------------------------------------------------
                                                                   AT JUNE             AT SEPTEMBER
         (IN THOUSANDS)                                           30, 2001               30, 2000
         ------------------------------------------------------------------------------------------
         Raw materials                                           $  3,071                 $  3,056
         Component parts                                           63,155                   58,559
         Work in process                                           31,537                   27,315
         Finished goods                                            20,619                   14,453
         ------------------------------------------------------------------------------------------
                                                                  118,382                  103,383
         Less progress payments                                      (103)                    (393)
         ------------------------------------------------------------------------------------------
                                                                 $118,279                 $102,990
         ==========================================================================================

         (7) Accounts payable and other accrued expenses:

         ------------------------------------------------------------------------------------------
                                                                   AT JUNE             AT SEPTEMBER
         (IN THOUSANDS)                                           30, 2001               30, 2000
         ------------------------------------------------------------------------------------------
         Accounts payable                                         $22,742                 $25,065
         Salaries and other member benefits                        35,655                  28,153
         Other items - net                                         24,088                  28,124
         ------------------------------------------------------------------------------------------
                                                                  $82,485                 $81,342
         ==========================================================================================

         (8) The assets and liabilities of substantially all subsidiaries outside the United States are translated to the United States dollar at period-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings (losses) as a separate component of shareholders' equity. We have no other components of other comprehensive earnings. The company's total comprehensive earnings were as follows:

         -----------------------------------------------------------------------------------------
                                                  THREE MONTHS                 NINE MONTHS
                                                     ENDED                       ENDED
                                                    JUNE 30,                    JUNE 30,
         -----------------------------------------------------------------------------------------
         (IN THOUSANDS)                        2001          2000          2001          2000
         -----------------------------------------------------------------------------------------
         Net earnings                        $13,728       $26,165      $37,308        $37,544
         Other comprehensive losses           (2,530)       (1,844)      (2,927)        (5,338)
         -----------------------------------------------------------------------------------------
         Total comprehensive  earnings       $11,198       $24,321      $34,381        $32,206
         =========================================================================================

(9) Segment information:

         -----------------------------------------------------------------------------------------
                                                   THREE MONTHS                NINE MONTHS
                                                       ENDED                      ENDED
                                                     JUNE 30,                    JUNE 30,
         -----------------------------------------------------------------------------------------
         (IN THOUSANDS)                        2001          2000          2001           2000
         -----------------------------------------------------------------------------------------
         Industrial Controls:
            External net sales              $104,113       $86,921      $282,338        $247,936
            Intersegment sales                    10           168           559             566
            Segment earnings                  16,108        10,912        41,946          35,194
         -----------------------------------------------------------------------------------------
         Aircraft Engine Systems:
            External net sales               $78,395       $68,575      $221,076        $190,237
            Intersegment sales                   818           861         2,432           1,462
            Segment earnings                  15,227        11,190        41,884          19,647
         =========================================================================================

         Portions of Industrial Controls were previously reported as Aircraft Engine Systems or Other Segments. Amounts for 2000 in the information above have been restated to be consistent with the current composition of our segments.

         The difference between the total of segment earnings and the statements of consolidated earnings follows:

         -----------------------------------------------------------------------------------------
                                                         THREE MONTHS            NINE MONTHS
                                                             ENDED                 ENDED
                                                           JUNE 30,               JUNE 30,
         -----------------------------------------------------------------------------------------
         (IN THOUSANDS)                                 2001       2000       2001        2000
         -----------------------------------------------------------------------------------------
         Total earnings for reportable segments       $31,335    $22,102    $83,830     $54,841
         Interest expense, interest income, gain
              on sale of business                      (1,505)    22,616     (5,452)     17,070
         Unallocated corporate expenses                (7,449)    (4,929)   (17,214)    (13,303)
         -----------------------------------------------------------------------------------------
         Consolidated earnings before income taxes    $22,381    $39,789    $61,164     $58,608
         =========================================================================================

         Segment assets were as follows:

         -----------------------------------------------------------------------------------------
                                                                  AT JUNE          AT SEPTEMBER
         (IN THOUSANDS)                                           30, 2001           30, 2000
         -----------------------------------------------------------------------------------------
         Industrial Controls                                      $268,366            $214,935
         Aircraft Engine Systems                                   250,888             260,712
         =========================================================================================

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

                The segment earnings reported in this discussion and analysis do not reflect gain on sale of business or allocations of corporate expenses, and are before interest and income taxes. These other items are separately discussed and analyzed.

                Industrial Controls
                ----------------------------------------------------------------------------
                                               Three months               Nine months
                                                  ended                      ended
                                                 June 30,                   June 30,
                ----------------------------------------------------------------------------
                IN THOUSANDS               2001           2000         2001          2000
                ----------------------------------------------------------------------------
                External net sales       $104,113        $86,921    $282,338       $247,936
                Segment earnings           16,108         10,912      41,946         35,194
                ============================================================================

                External net sales for Industrial Controls increased in both the three months and nine months ended June 30, 2001 as compared to the corresponding periods last year. Included in last year's amounts were sales from a portion of Industrial Controls that was divested on May 31, 2000. Although the actual amount of sales associated with this portion of our business has not been determined, we believe it had annual sales of approximately $50 million. If adjusted for the effects of the divestiture, our sales increase in both the three-month and nine-month periods would have been higher than reflected above.

                Our sales increase in Industrial Controls reflects strong demand for turbine and engine control products throughout the world, as well as new product introductions and market share gains. We benefited from continued strength in key end-markets, particularly power generation. We continue to encounter strong demand for energy-efficient, environmentally friendly control systems for turbines and engines.

                To capitalize on new technologies and the demand for broader functionality, Industrial Controls continues to develop new products and product lines. We expect over 30 new products will have entered production by the end of the year. These new products will contribute to sales growth over the next several quarters.

                In the third quarter, Industrial Controls announced an alliance with Leonhard-Reglerbau for networked system solutions targeting distributed power and centrally generated power applications, ranging from 100 kilowatts to 50 megawatts.

                In addition, at the end of the quarter, Industrial Controls acquired the Bryce diesel fuel injection business of Delphi Automotive Systems, which extends and complements Woodward's existing products for the important medium-speed diesel market. Fuel injection systems are vital to diesel engines used in power generation, marine, and locomotive applications, and are key to reducing emissions and improving engine fuel efficiency.

                Segment earnings for Industrial Controls increased in both the three months and nine months ended June 30, 2001, as compared to the corresponding periods last year. Segment earnings also increased over adjusted amounts for last year in both periods. Last year, we incurred expenses that we associated with the decision to sell our turbine control retrofit business. We also incurred certain expenses associated with the sudden and unexpected business failure of a customer located in Germany. We do not believe these expenses, which totaled $2.5 million in both the three-month and nine-month periods, are indicative of normal operations. Without these expenses, segment earnings would have been $13.4 million in the three months ended June 30, 2000, and $37.3 million in the nine months ended June 30, 2000.

                The increases in Industrial Controls' segment earnings would have been higher if the divested operations, which last year generated earnings in proportion to sales similar to the rest of Industrial Controls, had been excluded from last year's comparison amounts. Our acquisition of the Bryce diesel fuel injection business occurred at the end of the current quarter and had no impact on sales or earnings of the current three or nine-month periods.

                Aircraft Engine Systems
                =============================================================================
                                              Three months                Nine months
                                                 ended                       ended
                                                June 30,                    June 30,
                -----------------------------------------------------------------------------
                IN THOUSANDS                2001         2000          2001          2000
                -----------------------------------------------------------------------------
                External net sales         $78,395      $68,575      $221,076       $190,237
                Segment earnings            15,227       11,190        41,884         19,647
                =============================================================================

                External net sales for Aircraft Engine Systems increased in both the three months and nine months ended June 30, 2001, as compared to the corresponding periods last year. In addition to solid orders for products used in regional and narrow-body commercial jets, sales growth for both periods was driven by increased demand for some OEM products, aero derivative engine nozzles and controls for power generation applications, military spare parts, and commercial aftermarket sales.

                Although there has been good growth in Aircraft Engine Systems so far this year, we do not expect this growth trend to continue into the fourth quarter. Recent industry forecasts have suggested that aerospace industry growth rates may slow. Nevertheless, we are positioned well in the markets we serve and the large supply contracts won earlier this year, while requiring investment in product development, will provide a solid base for future sales.

                Segment earnings for Aircraft Engine Systems increased in both the three months and nine months ended June 30, 2001, as compared to the corresponding periods last year. Segment earnings also increased over adjusted amounts for last year in both periods. Last year, we incurred expenses related to a workforce realignment program, which was partially offset by a reduction in certain accruals related to a prior business acquisition. We do not believe these expenses, which totaled $1.4 million in the three months ended June 30, 2000, and $3.9 million in the nine months ended June 30, 2000, are indicative of normal operations. Without these expenses, our segment earnings would have been $12.6 million in the three months ended June 30, 2000, and $23.5 million in the nine months ended June 30, 2000.

                The improvement in Aircraft Engine Systems' segment earnings reflects the impact of higher sales and cost reduction actions initiated in the second quarter of fiscal 2000. In particular, our cost of goods sold was relatively high in the first half of fiscal 2000, impacting the nine-month comparison. Following last year's workforce management program, which aligned staffing levels with expected demand, and other cost reduction actions, our cost of goods sold as a percent of sales decreased to levels comparable to those in fiscal year 1999.

                Nonsegment Expenses and Gain
                =========================================================================
                                          Three months                 Nine months
                                              ended                       ended
                                            June 30,                     June 30,
                -------------------------------------------------------------------------
                IN THOUSANDS           2001           2000           2001         2000
                -------------------------------------------------------------------------
                Interest expense      $1,652         $2,842        $6,167         $8,727
                Interest income         (147)          (214)         (715)          (553)
                Corporate
                  expenses             7,449          4,929        17,214         13,303
                Gain on sale of
                    business               -        (25,244)            -        (25,244)
                =========================================================================

                Interest expense decreased in both the three months and nine months ended June 30, 2001, as compared to the corresponding periods last year because we had lower levels of average outstanding debt this year. Even with the recently completed acquisition of the Bryce diesel fuel injection business, our June 30, 2001, total debt balance is more than $40 million lower than it was immediately prior to the May 2000 sale of the turbine control retrofit business.

                Corporate expenses not allocated to segments were higher in the three-month and nine-month periods this year as compared to the same periods last year primarily because of increases in variable compensation expenses as a result of improved company profitability and increases in the market value of the company's common stock.

                Net Earnings
                =============================================================================
                                                        Three months           Nine months
                                                           ended                 ended
                                                          June 30,              June 30,
                ----------------------------------------------------------------------------
                IN THOUSANDS EXCEPT
                PER SHARE AMOUNTS                   2001        2000       2001       2000
                ----------------------------------------------------------------------------
                Earnings before
                    income taxes                   $22,381     $39,789    $61,164    $58,608
                Income taxes                         8,653      13,624     23,856     21,064
                ----------------------------------------------------------------------------
                Net earnings                       $13,728     $26,165    $37,308    $37,544
                =============================================================================
                Basic earnings
                    per share                       $ 1.21      $ 2.33     $ 3.30     $ 3.34
                Diluted earnings
                    per share                         1.18        2.32       3.23       3.33
                =============================================================================

                Income taxes were provided at an effective rate of 39.0% of pre-tax earnings in the nine-month period ended June 30, 2001, compared to 35.9% for the same period last year. Last year's rate was impacted by the sale of our turbine control retrofit business, which allowed us to use capital loss carryforwards for which we previously provided valuation allowances.

                Net earnings decreased in both the three months and nine months ended June 30, 2001, as compared to the corresponding periods last year. Net earnings last year included the following items:
                1) An after-tax gain of $17.2 million for both the three-month and nine-month periods last year, related to our sale of the turbine control retrofit business ($1.53 per diluted share for the three-month period and $1.52 per diluted share for the nine-month period); and, 2) Certain expenses totaling $2.4 million in the three-month period last year and totaling $3.9 million in the nine-month period, primarily related to the retrofit business sale and to workforce realignment ($0.21 per diluted share for the three-month period and $0.34 per diluted share for the nine-month period). Without these items, net earnings would have been $11.3 million, or $1.00 per diluted share, for the three months ended June 30, 2000, and $24.2 million, or $2.15 per diluted share, for the nine months ended June 30, 2000.

                Looking forward to the remainder of the year, we clearly expect consolidated net sales for the year ending September 30, 2001, to exceed our previously stated sales growth goal of 10 percent over last year's sales of $597.4 million. In addition, we now expect net earnings for the year ending September 30, 2001, to increase at least 30 percent over last year, excluding certain gains and expenses. These gains and expenses included last year's gain on the sale of our turbine control retrofit business (which was $17.1 million, or $1.51 per diluted share) and last year's expenses associated with the retrofit business sale, workforce realignment, and other costs not believed to be indicative of normal operations (which totaled $6.7 million, or $0.59 per diluted share). Without these gains and expenses, net earnings last year would have been $36.6 million, or $3.23 per diluted share. (Reported net earnings for the full fiscal year last year were $47.0 million, or $4.15 per diluted share.)

                Beyond September 30, 2001, we continue to believe that we can sustain 15 percent earnings growth on average over the next three to four years.

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

                Assets
                ---------------------------------------------------------------------------
                                                          At March            At September
                IN THOUSANDS                              31, 2001              30, 2000
                ---------------------------------------------------------------------------
                Total segment assets:
                    Industrial Controls                     $268,366              $214,935
                    Aircraft Engine Systems                  250,888               260,712
                Unallocated corporate
                    property, plant, and
                    equipment - net                            4,145                 5,072
                Other unallocated assets                      52,307                53,004
                ---------------------------------------------------------------------------
                Total assets                                $575,706              $533,723
                ===========================================================================

                Industrial Controls' total segment assets at June 30, 2001, increased over the amount at September 30, 2000, because of acquisitions and the impact to accounts receivable and inventory as a result of higher sales activity.

                Other Balance Sheet Measures
                ---------------------------------------------------------------------------
                                                          At March           At September
                IN THOUSANDS                              31, 2001             30, 2000
                ---------------------------------------------------------------------------
                Total assets                                $575,706              $533,723
                Working capital                              118,037               100,836
                Long-term debt, less
                    current portion                           84,500                74,500
                Other liabilities                             51,530                50,142
                Commitments and
                    contingencies                                  -                     -
                Shareholders' equity                        $302,371              $275,624
                ===========================================================================

                The increase in working capital (current assets less current liabilities) over the September 30, 2000, amount was most significantly due to increases in accounts receivables and inventory caused by higher sales levels. Our long-term debt increased since September 30, 2000, because business acquisitions and other investing activities have required more cash than generated from operations in the first nine months of the year. The increase in shareholders' equity over the September 30, 2000, amount was primarily due to the excess of net earnings over dividends.

                We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. Further discussion of these matters is in Note P in the notes to consolidated financial statements in our 2000 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2000.

                Cash Flows
                --------------------------------------------------------------------------
                                                                       NINE MONTHS
                                                                      ENDED JUNE 30,
                --------------------------------------------------------------------------
                IN THOUSANDS                                     2001             2000
                --------------------------------------------------------------------------
                Net cash provided by operating
                    activities                                  $44,225          $46,391
                Net cash provided by (used in)
                 investing activities                           (50,504)          21,861
                Net cash provided by (used in)
                 financing activities                             4,040          (63,032)
                ==========================================================================

                Net cash provided by operating activities remained strong, but down slightly. Exclusive of last year's sale of the turbine control retrofit business (the proceeds of which is considered an investing activity), earnings were higher in the nine months ended June 30, 2001, than they were in the same period last year. However, timing issues affecting accounts receivable and inventories impacted the nine-month comparison. These balances will be a source of future operating cash flows.

                Net cash flows for investing activities changed primarily because of differences in our business acquisition and divestiture activities. In the nine-month period this year, we completed two acquisitions. In the same nine-month period last year, we completed one divestiture. In addition, our capital expenditures were $4.3 million lower in the nine months this year as compared to the same period last year. Of this amount, $1.4 million is related to internal software development costs that we capitalized last year. Currently, there are no ongoing or planned software development projects similar in size or scope to that project. The remaining difference is related to both normal quarterly variations in capital expenditure rates and an expectation for lower capital expenditures for the full fiscal year 2001 as compared to fiscal year 2000. We expect our capital expenditures for the year ending September 30, 2001, to be less than this year's expected depreciation expense of approximately $26 million. Net cash flows for financing activities also changed primarily because of differences in our business acquisition and divestiture activities. In the nine-month period ended June 30, 2001, we borrowed to finance our first-quarter and third-quarter acquisitions. In the nine-month period last year, we used the proceeds from the sale of the turbine control retrofit business to repay debt.

                Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements during the next twelve months. However, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

                Recent Accounting Pronouncements

                In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 primarily impacts accounting for acquisitions initiated or completed after June 30, 2001; however, there are transition provisions that may result in the reclassification of carrying values among existing goodwill and other intangible assets. Once adopted, Statement No. 142 prohibits amortization of goodwill, but requires transitional and annual impairment reviews that may result in the recognition of losses, among other requirements. Statement No. 142 and the transition provisions of Statement No. 141, which must be adopted at the same time, will be effective on October 1, 2002, or on October 1, 2001, if we elect to adopt early. While we have not yet completed our assessment of the impact of these statements on our financial statements, adoption will result in a reduction in our amortization expense.

                In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin provides interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws regarding revenue recognition. We have completed a review of our revenue recognition practices and have not discovered any revenue recognition practices that needed to be changed in order to comply with this bulletin, which became effective no later than July 1, 2001.

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

Part II

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits Filed as Part of This Report                None.

         (b) Reports Filed on Form 8-K During the Third Quarter of the Fiscal
             Year Ending September 30, 2001.                      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WOODWARD GOVERNOR COMPANY






July 30, 2001                                /s/John A. Halbrook
------------------------                     John A. Halbrook, President
                                             and Chief Executive Officer




July 30, 2001                                /s/Stephen P. Carter
------------------------                     Stephen P. Carter, Vice
                                             President, Chief Financial
                                             Officer and Treasurer