Form 10-K405
period 2001-09-30
WOODWARD GOVERNOR CO
filed 2001-12-12
CIK 108312

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-8408

WOODWARD GOVERNOR COMPANY
(Exact name of registrant specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1984010 (I.R.S. Employer Identification No.)
5001 North Second Street, Rockford, Illinois (Address of principal executive offices)	61125-7001 (Zip Code)

(815) 877-7441
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.00875 per share
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    There were 11,324,150 shares of common stock with a par value of $.00875 per share outstanding at November 30, 2001. The aggregate market value of the voting stock held by non-affiliates was approximately $450,783,523 at November 30, 2001 (such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust or the Woodward Governor Company Charitable Trust).

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of our annual report to shareholders for the fiscal year ended September 30, 2001 (2001 Annual Report), are incorporated by reference into Parts I, II and IV of this filing, to the extent indicated.

    Portions of our proxy statement dated December 6, 2001, are incorporated by reference into Part III of this filing, to the extent indicated.

PART I

Item 1.  Business

    Woodward Governor Company was established in 1870 and incorporated in 1902. Headquartered in Rockford, Illinois and serving global markets from locations worldwide, we design, manufacture, and service energy control systems and components for aircraft and industrial engines, turbines, and other power equipment. Leading OEMs (original equipment manufacturers) throughout the world use our products and services in the power generation, process industries, transportation, and aerospace markets.

    Our operations are organized based on the nature of products and related services provided and consist of two reportable segments—Industrial Controls and Aircraft Engine Systems. Industrial Controls provides energy control systems and components primarily to OEMs of industrial engines, turbines, and other power equipment. Aircraft Engine Systems provides energy control systems and components primarily to OEMs of aircraft engines.

    Information about our operations in 2001 and outlook for the future, including certain segment information, is included in "Management's Discussion and Analysis" on pages 14 through 21 of our 2001 Annual Report, incorporated here by reference. Additional segment information and certain geographical information is included in Note R to the Consolidated Financial Statements, on page 33 of our 2001 Annual Report, incorporated here by reference. Other information about our business follows.

  Industrial Controls

    We provide energy control systems and components through Industrial Controls, primarily to OEMs of industrial engines, turbines, and other power equipment. We also sell components as spares or replacements, and provide other related services to these customers and other customers. In 2001, our largest customer was General Electric Company, accounting for about 38% of Industrial Controls' sales.

    We generally sell Industrial Controls' products and services directly to our customers, although we also generate sales through distributors, dealers, and independent service facilities. We carry certain finished goods and component parts inventory to meet rapid delivery requirements of customers, primarily for aftermarket needs. We do not believe Industrial Controls' sales are subject to significant seasonal variation.

    During 2001, we acquired the Bryce diesel fuel injection business of Delphi Automotive Systems to extend and complement our existing products for the important medium-speed diesel market. We also acquired Hoeflich Controls, Inc. to add to our ignition systems technology for gas engines.

    We believe Industrial Controls has a significant competitive position within the market for energy control systems and components for industrial engines. We compete with as many as 10 other independent manufacturers and with the in-house control operations of OEMs. While published information is not available in sufficient detail to enable an accurate assessment, we believe we hold a strong position among the independent manufacturers for power generation, transportation, and process industries markets. Companies compete principally on price, quality and customer service. We also see increasing demand for products that result in lower environmental emissions, particularly in gas turbine applications. In our opinion, our prices are generally competitive and our quality, customer service and technology used in products to reduce emissions are favorable competitive factors.

    Industrial Controls' backlog orders were $96 million at November 30, 2001, approximately 95% of which we expect to fill by September 30, 2002. Last year, Industrial Controls' backlog orders were $97 million at November 30, 2000, approximately 94% of which we expected to fill by September 30,

2001. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

    Industrial Controls' products make use of several patents and trademarks of various durations that we believe are collectively important. However, we do not consider our business dependent upon any one patent or trademark. Our products consist of mechanical, electronic and electromagnetic components. Mechanical components are machined primarily from aluminum, iron, and steel. Generally there are numerous sources for the raw materials and components used in our products, and they are believed to be sufficiently available to meet all Industrial Controls' requirements.

  Aircraft Engine Systems

    We provide energy control systems and components through Aircraft Engine Systems, primarily to OEMs of aircraft engines for use in those engines. We also sell components as spares or replacements, and provide repair and overhaul services to these customers and other customers. In 2001, our largest customer was General Electric Company, accounting for about 25% of Aircraft Engine Systems' sales.

    We generally sell Aircraft Engine Systems' products and services directly to our customers, although we also generate aftermarket sales through distributors, dealers, and independent service facilities. We carry certain finished goods and component parts inventory to meet. rapid delivery requirements of customers, primarily for aftermarket needs. We do not believe Aircraft Engine Systems' sales are subject to significant seasonal variation.

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

    Aircraft Engine Systems' backlog orders were $177 million at November 30, 2001, approximately 77% of which we expect to fill by September 30, 2002. Last year, Aircraft Engine Systems' backlog orders were $163 million at November 30, 2000, approximately 77% of which we expected to fill by September 30, 2001. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

    Aircraft Engine Systems' products make use of several patents and trademarks of various durations that we believe are collectively important. However, we do not consider our business dependent upon any one patent or trademark. Our products consist of mechanical, electronic, and electromagnetic components. Mechanical components are machined primarily from aluminum, iron, and steel. Generally there are numerous sources for the raw materials and components used in our products, and they are believed to be sufficiently available to meet all Aircraft Engine Systems' requirements.

  Other Matters

    We spent approximately $30.4 million for company-sponsored research and development activities in 2001, $29.1 million in 2000, and $24.6 million in 1999.

    We are currently involved in matters of litigation arising from the normal course of business, including certain environmental matters. These matters are discussed in Note P to the Consolidated Financial Statements on page 32 of our 2001 Annual Report, incorporated here by reference. We do not believe that compliance with provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on our financial condition and competitive position, although such matters could have a material effect on our quarterly or annual operating results and cash flows (including capital expenditures) in a future period. We are not aware of any material capital expenditures that we will make for environmental control facilities through September 30, 2002.

    We employed about 3,654 people at November 30, 2001.

    This report and the 2001 Annual Report, sections of which have been incorporated by reference, contain forward-looking statements and should be read with the "Cautionary Statement" on page 35 of the 2001 Annual Report, incorporated here by reference.

Item 2.  Properties

    Our principal plants are as follows:

    United States

  Fort Collins, Colorado—Industrial Controls' manufacturing
  Loveland, Colorado—Industrial Controls' manufacturing and partially leased to a third party
  Rockford, Illinois—Aircraft Engine Systems' manufacturing and corporate offices
  Rockton, Illinois—Aircraft Engine Systems' manufacturing and repair and overhaul
  Memphis, Michigan (leased)—Industrial Controls' manufacturing
  Zeeland, Michigan—Aircraft Engine Systems' manufacturing
  Buffalo, New York—Aircraft Engine Systems' manufacturing
  Greenville, South Carolina (leased)—Industrial Controls' manufacturing

    Other Countries

  Aken, Germany (leased)—Industrial Controls' manufacturing
  Tomisato, Chiba, Japan—Industrial Controls' manufacturing
  Hoofddorp, The Netherlands—Industrial Controls' manufacturing
  Cheltenham, England, United Kingdom—Industrial Controls' manufacturing
  Prestwick, Scotland, United Kingdom (leased)—Aircraft Engine Systems' repair and overhaul

    Our principal plants are suitable and adequate for the manufacturing and other activities performed at those plants, and we believe our utilization levels are generally high. With continuing advancements in manufacturing technology and operational improvements, we believe we can continue to increase production without additional plants.

    In addition to the principal plants listed above, we lease several facilities in locations worldwide, used primarily for sales and service activities.

Item 3.  Legal Proceedings

    We are currently involved in environmental litigation. These matters are discussed in Note P to the Consolidated Financial Statements on page 32 of our 2001 Annual Report, incorporated here by reference.

Item 4.  Submission of Matters to a Vote of Shareholders

    There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended September 30, 2001.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder Matters

    Our common stock is listed on the Nasdaq National Market and at November 30, 2001, there were 1,606 holders of record. Cash dividends were declared quarterly during 2001 and 2000. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2001 and 2000 are included in the "Selected Quarterly Financial Data" on page 35 of the 2001 Annual Report, incorporated here by reference.

Item 6.  Selected Financial Data

    Selected financial data is included in the "Summary of Operations/Eleven-Year Record" on page 36 of our 2001 Annual Report, incorporated here by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    "Management's Discussion and Analysis" is included on pages 14 through 21 of our 2001 Annual Report, incorporated here by reference. This discussion should be read with the consolidated financial statements on pages 22 through 33 of our 2001 Annual Report and the "Cautionary Statement" on page 35 of our 2001 Annual Report, both incorporated here by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    Disclosures about market risk are included under the captions "Other Matters—Market Risks" on page 21 of our 2001 Annual Report, incorporated here by reference.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

  Executive Officers:

  John A. Halblrook, age 56—chairman and chief executive officer since January 1995; chief executive officer and president November 1993 through January 1995; president November 1991 through November 1993.

  Stephen P. Carter, age 50—vice president, chief financial officer, and treasurer since January 1997; vice president and treasurer September 1996 through January 1997; and assistant treasurer January 1994 through September 1996.

  Thomas A. Gendron, age 40—vice president and general manager of Industrial Controls since June 2001; vice president of Industrial Controls April 2000 through May 2001; director of global marketing and Industrial Controls' business development February 1999 through March 2000; and marketing and product support manager of Aircraft Engine Systems November 1990 through January 1999.

  Ronald E. Fulkrod, age 57—vice president of the company since June 2001, vice president of Industrial Controls April 2000 through May 2001; vice president of Industrial Controls' operations January 1997 through March 2000; and vice president of the company January 1993 through December 1996.

  C. Phillip Turner, age 60—vice president and general manager of Aircraft Engine Systems since 1988.

  Carol J. Manning, age 51—secretary since June 1991.

  With the exception of Messrs. Gendron and Fulkrod, all executive officers were elected to their current positions at the January 24, 2001, Board of Directors meeting to serve until the January 23, 2002, Board of Directors meeting, or until their successors have been elected. Messrs. Gendron and Fulkrod were appointed to their current positions at the July 25, 2001, Board of Directors meeting to serve until the January 23, 2002, Board of Directors meeting.

  Other information regarding our directors and executive officers is under the captions "Board of Directors" on pages 6 through 7 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of our proxy statement dated December 6, 2001, incorporated here by reference.

Item 11.  Executive Compensation

    Executive compensation is under the captions "Board of Directors—Director Compensation" on page 8, "Executive Compensation" on pages 12 through 13, "Stock Options" on pages 13 through 14, and "Long-Term Management Incentive Compensation Plan Awards" on page 14 of our proxy statement dated December 6, 2001, incorporated here by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Security ownership of certain beneficial owners and management is under the tables captioned "Share Ownership of Management" and "Persons Owning More than Five Percent of Woodward Stock" on pages 8 through 9 of our proxy statement dated December 6, 2001, incorporated here by reference.

Item 13.  Certain Relationships and Related Transactions

    Information regarding certain relationships and related transactions is under the caption "Board of Directors—Director Compensation" on page 8 of our proxy statement dated December 6, 2001, incorporated here by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	Annual Report to Shareholders Page
Annual report to shareholders for the fiscal year ended September 30, 2001, filed as Exhibit 13 to this Form 10-K and incorporated by reference:
Statements of Consolidated Earnings for the years ended September 30, 2001, 2000, and 1999		22
Consolidated Balance Sheets at September 30, 2001 and 2000		23
Statements of Consolidated Share-holders' Equity for the years ended September 30, 2001, 2000, and 1999		24
Statements of Consolidated Cash Flows for the years ended September 30, 2001, 2000, and 1999		25
Notes to Consolidated Financial Statements		26-33
Management's Responsibility for Financial Statements		34
Report of Independent Accountants		34
Selected Quarterly Financial Data		35
Other Financial Statement Schedules, included with this filing:
Report of Independent Accountants	S-1
Valuation and Qualifying Accounts	S-2

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes. With the exception of the consolidated financial statements and the reports of independent accountants listed in the above index, and the information referred to in Items 1, 3, 5, 6, 7, 7a, and 8, all of which is included in the 2001 Annual Report to Shareholders of Woodward Governor Company and incorporated by reference into this Form 10-K Annual Report, the 2001 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

    (b)  Reports Filed on Form 8-K During the Fourth Quarter of the Fiscal Year Ended September 30, 2001. None

    (c)  Exhibits Filed as Part of This Report

(3)	(ii)By-laws	Filed as Exhibit 3 (ii) to Form 10-Q for the quarter ended June 30, 2001, incorporated here by reference.

(4)	Instruments defining the rights of security holders, including indentures
Instruments with respect to long-term debt and the ESOP debt guarantee are not being filed as they do not individually exceed 10 percent of our assets. We agree to furnish a copy of each instrument to the Commission upon request.
(10)	Material contracts	(a) A $250,000,000 credit agreement dated June 15, 1998, filed as Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, incorporated here by reference.
(b) 1996 Long-Term Incentive Compensation Plan filed on August 21, 1996 as Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-10409) and incorporated here by reference.
(c) Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.
(d) Annual Management Incentive Compensation Plan, filed as Exhibit 10(d) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.
(e) Executive Benefit Plan (non-qualified deferred compensation plan), filed as Exhibit 10(e) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

(f) Form of Transitional Compensation Agreement with John A. Halbrook, C. Phillip Turner, and Stephen P. Carter, filed as Exhibit 10(f) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

(g) Form of Outside Director Stock Purchase Agreement with Michael H. Joyce, Rodney O'Neal, and Lou L. Pai, filed as Exhibit 10(g) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.
(h) Form of Outside Director Stock Purchase Agreement with Paul Donovan, filed as an exhibit.

(11)	Statement on computation of earnings per share	Included in Note E of Notes to Consolidated Financial Statements, filed as an exhibit.
(13)	Annual report to shareholders for the fiscal year ended September 30, 2001	Except as specifically incorporated by reference, report is furnished solely for the information of the Commission and is not deemed "filed" as part of this report.
(21)	Subsidiaries	Filed as an exhibit.
(23)	Consents of Independent Accountants	Filed as an exhibit.
(99)	Additional exhibit—description of annual report graphs	Filed as an exhibit.

SIGNATURES

    This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the financial statements referenced have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and members of Woodward Governor Company. This has been done under the general supervision of Stephen P. Carter, vice president, chief financial officer and treasurer. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, as indicated in their report in the annual report to shareholders for the fiscal year ended September 30, 2001.

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

WOODWARD GOVERNOR COMPANY
/s/ JOHN A. HALBROOK John A. Halbrook Director, Chairman of the Board and Chief Executive Officer
/s/ STEPHEN P CARTER Stephen P. Carter Vice President, Chief Financial Officer and Treasurer

Date December 7, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. GRANT BEADLE J. Grant Beadle	Director	December 7, 2001
/s/ VERN H. CASSENS Vern H. Cassens	Director	December 7, 2001
/s/ PAUL DONOVAN Paul Donovan	Director	December 7, 2001
/s/ LAWRENCE E. GLOYD Lawrence E. Gloyd	Director	December 7, 2001

/s/ THOMAS W. HEENAN Thomas W. Heenan	Director	December 7, 2001
/s/ J. PETER JEFFREY J. Peter Jeffrey	Director	December 7, 2001
/s/ MICHAEL H. JOYCE Michael H. Joyce	Director	December 7, 2001
/s/ RODNEY O'NEAL Rodney O'Neal	Director	December 7, 2001
Lou L. Pai	Director
/s/ MICHAEL T. YONKER Michael T. Yonker	Director	December 7, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Woodward Governor Company

    Our audits of the consolidated financial statements referred to in our report dated October 31, 2001, appearing on page 34 in the 2001 Annual Report to Shareholders of Woodward Governor Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Chicago, Illinois
October 31, 2001

S–1

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
for the years ended September 30, 2001, 2000 and 1999
(In thousands of dollars)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (B)	Deductions (A)	Balance at End of Year
2001:
Allowance for doubtful accounts	$4,452	$2,780	($28)	$2,540	$4,720

2000:
Allowance for doubtful accounts	$4,417	$2,348	$73	$2,386	$4,452

1999:
Allowance for doubtful accounts	$4,451	$1,593	$49	$1,576	$4,417

NOTE:

(A)
Represents accounts written off during the year and also overseas currency translation adjustments that decreased the deduction from reserves by $28 in 2001 and increased the reserve by $366 in 2000 and $37 in 1999.

(B)
Recovery of accounts previously written-off.

S–2

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Shareholders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS for the years ended September 30, 2001, 2000 and 1999 (In thousands of dollars)