Form 10-Q
period 2001-12-31
WOODWARD GOVERNOR CO
filed 2002-02-08
CIK 108312

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-8408

WOODWARD GOVERNOR COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-1984010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5001 North Second Street, Rockford, Illinois 61125-7001 (Address of principal executive offices)
(815) 877-7441 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of January 31, 2002, 11,324,150 shares of common stock with a par value of $.00875 cents per share were outstanding.

Part I

Item 1. Financial Statements

Statements of Consolidated Earnings
 Woodward Governor Company and Subsidiaries

	(Unaudited) Three Months Ended December 31,
In thousands except per share amounts)
	2001	2000
Net Sales	$180,653	$150,730

Costs and expenses:
Cost of goods sold	141,368	113,401
Sales, general, and administrative expenses	14,928	15,286
Amortization of intangibles	768	1,645
Interest expense	1,379	2,179
Interest income	(113)	(279)
Other expense—net	196	556

Total costs and expenses	158,526	132,788

Earnings before income taxes and cumulative effect of accounting change	22,127	17,942
Income taxes	8,408	7,034

Earnings before cumulative effect of accounting change	13,719	10,908
Cumulative effect of accounting change, net of income taxes	(2,489)	—

Net earnings	$11,230	$10,908

Reconciliation of reported to adjusted earnings:
Reported earnings before cumulative effect of accounting change	$13,719	$10,908
Goodwill-related amortization, net of income taxes	—	681

Adjusted earnings before cumulative effect of accounting change	$13,719	$11,589

Reported net earnings	$11,230	$10,908
Goodwill-related amortization, net of income taxes	—	681

Adjusted net earnings	$11,230	$11,589

Basic per share amounts:
Reported earnings before cumulative effect of accounting change	$1.21	$0.96
Goodwill-related amortization, net of income taxes	—	0.06

Adjusted earnings before cumulative effect of accounting change	$1.21	$1.02

Reported net earnings	$0.99	$0.96
Goodwill-related amortization, net of income taxes	—	0.06

Adjusted net earnings	$0.99	$1.02
Diluted per share amounts:
Reported earnings before cumulative effect of accounting change	$1.19	$0.95
Goodwill-related amortization, net of income taxes	—	0.06

Adjusted earnings before cumulative effect of accounting change	$1.19	$1.01

Reported net earnings	$0.97	$0.95
Goodwill-related amortization, net of income taxes	—	0.06
Adjusted net earnings	$0.97	$1.01

Weighted-average number of shares outstanding:
Basic	11,323	11,315

Diluted	11,554	11,471

Cash dividends per share	$0.2325	$0.2325

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
 Woodward Governor Company and Subsidiaries

(In thousands except per share amounts)	(Unaudited) At December 31, 2001	At September 30, 2000
Assets
Current assets:
Cash and cash equivalents	$12,974	$10,542
Accounts receivable, less allowance for losses of $4,156 for December and $4,720 for September	90,258	102,008
Inventories	133,216	131,160
Deferred income taxes	16,083	17,758

Total current assets	$252,531	261,468

Property, plant, and equipment, at cost:
Land	7,642	7,966
Buildings and improvements	132,040	131,761
Machinery and equipment	239,618	242,266
Construction in progress	3,474	4,762

	382,774	386,755
Accumulated depreciation	254,818	256,179

Property, plant, and equipment—net	127,956	130,576

Goodwill	96,225	95,704
Other intangibles—net	63,922	69,131
Other assets	13,307	11,571
Deferred income taxes	18,058	16,178

Total assets	$571,999	$584,628

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$6,010	$5,561
Current portion of long-term debt	22,500	22,500
Accounts payable and accrued expenses	73,230	91,180
Income taxes payable	10,014	18,483

Total current liabilities	111,754	137,724

Long-term debt, less current portion	80,889	77,000
Other liabilities	53,459	51,042
Commitments and contingencies	—	—

Shareholders' equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	13,453	13,440
Unearned ESOP compensation	(3,452)	(3,297)
Accumulated other comprehensive earnings	(504)	1,046
Retained earnings	335,948	327,276

	345,551	338,571
Less treasury stock, at cost	19,654	19,709

Total shareholders' equity	325,897	318,862

Total liabilities and shareholders' equity	$571,999	$584,628

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows
 Woodward Governor Company and Subsidiaries

	(Unaudited) Three Months Ended December 31,
(In thousands of dollars)
	2001	2000
Cash flows from operating activities:
Net earnings	$11,230	$10,908
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,797	8,214
Net loss on sale of property, plant, and equipment	144	429
Cumulative effect of accounting change, net of tax	2,489	—
Deferred income taxes	1,321	471
ESOP compensation expense	(155)	(122)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	10,702	10,042
Inventories	(3,077)	(6,639)
Current liabilities, other than short-term borrowings and current portion of long-term debt	(26,172)	(14,695)
Other—net	(282)	(928)

Total adjustments	(7,233)	(3,228)

Net cash provided by operating activities	3,997	7,680

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(5,580)	(6,005)
Proceeds from sale of property, plant, and equipment	65	1
Business acquisitions, net of cash acquired	—	(4,422)

Net cash used in investing activities	(5,515)	(10,426)

Cash flows from financing activities:
Cash dividends paid	(2,632)	(2,631)
Proceeds from sales of treasury stock	68	162
Net proceeds (payments) from borrowings under revolving lines	(9,355)	9,913
Proceeds from long-term debt	75,000	—
Payments of long-term debt	(60,000)	(5,000)

Net cash provided by financing activities	3,081	2,444

Effect of exchange rate changes on cash	869	(289)

Net change in cash and cash equivalents	2,432	(591)
Cash and cash equivalents, beginning of year	10,542	9,315

Cash and cash equivalents, end of period	$12,974	$8,724

Supplemental cash flow information:
Interest expense paid	$396	$2,161
Income taxes paid	$14,539	$5,881
Noncash investing:
Liabilities assumed in business acquisition	$—	$611

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

        (1)  The consolidated balance sheet as of December 31, 2001, the statements of consolidated earnings for the three-month periods ended December 31, 2001 and 2000, and the statements of consolidated cash flows for the three-month periods ended December 31, 2001 and 2000, were prepared by the company without audit. The September 30, 2001, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of December 31, 2001, the results of its operations for the three-month periods ended December 31, 2001 and 2000, and its cash flows for the three-month periods ended December 31, 2001 and 2000. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 2001 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 26-33 of the 2001 annual report to shareholders. The statement of consolidated earnings for the three-month periods ended December 31, 2001, is not necessarily indicative of the results to be expected for other interim periods or for the full year.

        Certain reclassifications were made to the statement of consolidated cash flows for the three months ended December 31, 2001, to conform to the current presentation.

        (2)  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 primarily impacts accounting for transactions initiated or completed after June 30, 2001. However, Statement No. 141 also contains transition provisions that may result in the reclassification of carrying values among existing goodwill and other intangibles. We were required to adopt Statement No. 142 and the transition provisions of Statement No. 141 on October 1, 2002, or on October 1, 2001, and we elected the 2001 date.

        As a result of adopting these new standards, our accounting policies for goodwill and other intangibles changed on October 1, 2001, as described below:

        Goodwill: We recognize the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to October 1, 2001, goodwill was amortized over periods of up to 30 years. Beginning October 1, 2001, goodwill is no longer amortized.

        Other Intangibles: We recognize an acquired intangible apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. However, we would not recognize an assembled workforce as an intangible apart from goodwill. An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Currently, all of our intangibles have an estimated useful life and are being amortized. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

        Also as a result of adopting these new standards, we completed the transitional goodwill impairment reviews required by the new standards and recognized an aftertax loss of $2,489,000 as a cumulative effect of an accounting change. In performing our impairment reviews, we estimated the fair values of the various reporting units using a present value method that discounted future cash flows as we expect marketplace participants would, and we further assessed the reasonableness of the estimates by using valuation methods based on market multiples. The impairment loss related to an Industrial Controls reporting unit.

        Other than the cumulative effect of the accounting change, adoption of the new accounting standards resulted in an increase in goodwill and a decrease in other intangibles of $4,425,000 on October 1, 2001, and, based on goodwill existing at October 1, 2001, is expected to result in a decrease in amortization expense of $4,874,000 for 2002.

        (3)  Earnings per share:

	Three Months Ended December 31,
(In thousands except per share amounts)
	2001	2000
Earnings before cumulative effect of accounting change (A)	$13,719	$10,908

Determination of shares:
Weighted-average shares of common stock outstanding (B)	11,323	11,315
Assumed exercise of stock options	231	156

Weighted-average shares of common stock outstanding assuming dilution (C)	11,554	11,471

Earnings before cumulative effect of accounting change per share:
Basic (A/B)	$1.21	$0.96

Diluted (A/C)	$1.19	$0.95

        The following stock options were outstanding during the three months ended December 31, 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective periods: options, 1,031,744; weighted-average exercise price, $68.33. All outstanding stock options during the three months ended December 31, 2000, were included in the above computation.

        (4)  Inventories:

(In thousands)	At December 31, 2001	At September 30, 2001
Raw materials	$2,902	$4,638
Component parts	75,044	74,595
Work in process	29,645	33,472
Finished goods	25,625	18,455

	$133,216	$131,160

        (5)  Goodwill:

(In thousands)	At or for the Three Months Ended December 31, 2001
Industrial Controls:
Beginning balance	$37,849
Reclassification of assembled workforce	159
Cumulative effect of accounting change	(4,015)
Goodwill acquisition costs	300
Foreign currency exchange rate changes	(189)

Ending Balance	34,104

Aircraft Engine Systems:
Beginning balance	57,855
Reclassification of assembled workforce	4,266

Ending balance	62,121

Consolidated:
Beginning balance	95,704
Reclassification of assembled workforce	4,425
Cumulative effect of accounting change	(4,015)
Goodwill acquisition costs	300
Foreign currency exchange rate changes	(189)

Ending balance	$96,225

        (6)  Other intangibles—net:

(In thousands)	At December 31, 2001	At September 30, 2001
Industrial Controls:
Customer relationships:
Amount acquired	$15,780	$15,780
Accumulated amortization	(1,885)	(1,753)

	13,895	14,027

Other:
Amount acquired	16,259	16,444
Accumulated amortization	(1,017)	(778)

	15,242	15,666

Total	$29,137	$29,693

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(3,410)	(3,172)

	25,137	25,375

Other:
Amount acquired	11,785	16,708
Accumulated amortization	(2,137)	(2,645)

	9,648	14,063

Total	$34,785	$39,438

Consolidated:
Customer relationships:
Amount acquired	$44,327	$44,327
Accumulated amortization	(5,295)	(4,925)

	39,032	39,402

Other:
Amount acquired	28,044	33,152
Accumulated amortization	(3,154)	(3,423)

	24,890	29,729

Total	$63,922	$69,131

        Amortization expense associated with current intangibles is expected to be approximately $3,070,000 for each year 2002-2007.

        (7)  In October 2001, we entered into interest rate swap agreements with notional amounts totaling $25,000,000 to hedge against changes in the fair market value of a portion of our long-term debt. The debt we hedged has a fixed interest rate of 6.39% and principal payments through fiscal 2012. Under the agreements, we will pay interest at floating rates based on LIBOR. We have designated the swap agreements as fair value hedges and have assessed the hedges as having no ineffectiveness. The fair value of the interest rate swaps are included in other liabilities with a balance of $1,111,000 and the carrying value of the related long-term debt has been reduced by a similar amount.

        In January 2002, we entered into additional interest rate swap agreements with notional amounts totaling $25,000,000 that have also been designated as fair value hedges and have been assessed as having no ineffectiveness.

        (8)  Accounts payable and other accrued expenses:

(In thousands)	At December 31, 2001	At September 30, 2001
Accounts payable	$28,764	$27,613
Salaries and other member benefits	12,386	31,872
Deferred compensation	8,749	7,481
Other items—net	23,331	24,214

	$73,230	$91,180

        Included in salaries and other member benefits are termination benefits and other termination related costs of $3,484,000. During the first quarter ended December 31, 2001, we expensed and accrued $767,000 for 32 members as a result of consolidating manufacturing activities performed in two Industrial Control locations into a single location. We also accrued and expensed $3,422,000 for 141 members in Aircraft Engine Systems, predominantly involved in manufacturing activities, to better align both capacity and cost structure with current business prospects. By December 31, 2001, 58 members had been terminated and payments totaling $705,000 had been paid.

        (9)  Accumulated other comprehensive earnings:

(In thousands)	At or for the Three Months Ended December 31, 2001
Accumulated foreign currency translation adjustments:
Beginning balance	$2,420
Translation adjustments	(2,552)
Taxes associated with translation adjustments	970

Ending balance	838

Accumulated unrealized derivative losses:
Beginning balance	(1,374)
Reclassification to interest expense, net of income taxes	32

Ending balance	(1,342)

Accumulated other comprehensive earnings	$(504)

        (10)    Total comprehensive earnings:

	Three Months Ended December 31,
(In thousands)
	2001	2000
Net earnings	$11,230	$10,908
Other comprehensive earnings:
Foreign currency translation adjustments	(1,582)	(1,365)
Reclassification of unrealized losses on derivatives to earnings	32	—

Total comprehensive earnings	$9,680	$9,543

        (11)    We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. We have accruals of approximately $1,000,000 at December 31, 2001, related to such matters. These accruals are based on our current estimate of the most likely amount of losses that we believe will be incurred. These amounts have been included in accounts payable and accrued expenses.

        We have been designated a "de minimis potentially responsible party" with respect to the cost of investigation and environmental cleanup of certain third-party sites. Our current accrual for these matters is based on costs incurred to date that we have been allocated and our estimate of the most likely future investigation and cleanup costs. There is, as in the case of most environmental litigation, the possibility that under joint and several liability we could be required to pay more than our allocated share of costs.

        It is our opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on our financial condition, although such matters could have a material effect on our quarterly or annual operating results and cash flows when resolved in a future period.

        (12)    Segment information:

	Three Months Ended December 31,
(In thousands)
	2001	2000
Industrial Controls:
External net sales	$105,733	$83,045
Intersegment sales	158	177

Segment earnings	13,011	12,457
Goodwill-related amortization	—	431

Adjusted segment earnings	$13,011	$12,888

Aircraft Engine Systems:
External net sales	$74,920	$67,685
Intersegment sales	646	534

Segment earnings	14,912	12,492
Goodwill-related amortization	—	647

Adjusted segment earnings	$14,912	$13,139

        The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three Months Ended December 31,
(In thousands)
	2001	2000
Total segment earnings	$27,923	$24,949
Unallocated corporate expenses	(4,530)	(5,107)
Interest expense and income	(1,266)	(1,900)

Consolidated earnings before income taxes and cumulative effect of accounting change	$22,127	$17,942

        Segment assets were as follows:

(In thousands)	At December 31, 2001	At September 30, 2001
Industrial Controls	$272,835	$283,072
Aircraft Engine Systems	238,617	241,002

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

        We prepared the following discussion and analysis to help you better understand our results of operations and financial condition. This discussion should be read with the consolidated financial statements.

        This discussion and analysis should also be read with the cautionary statement of our 2001 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2001. This discussion and analysis contains forward-looking statements, including financial projections, our plans and objectives for the future, expectations for future economic performance, and various other assumptions relating to the future. While such statements reflect our current expectations, all such statements involve risks and uncertainties. Actual results could differ materially from projections or any other forward-looking statement, and we have no obligation to update our forward-looking statements. Important factors that could cause results to differ materially from those projected or otherwise stated are identified in the cautionary statement of our 2001 annual report to shareholders.

Results of Operations

        Our results of operations are discussed and analyzed by segment. We have two operating segments—Industrial Controls and Aircraft Engine Systems. Industrial Controls provides energy control systems and components primarily to OEMs (original equipment manufacturers) of industrial engines, turbines, and other power equipment. Aircraft Engine Systems provides energy control systems and components primarily to OEMs of aircraft engines.

        We use segment earnings internally to assess the performance of each segment and for making decisions on the allocation of resources. Total segment earnings do not reflect all expenses of the company and are before the cumulative effect of an accounting change. Nonsegment expenses, including income taxes, and the accounting change are separately discussed and analyzed.

        Among the effects of the accounting change is that goodwill is no longer amortized after September 30, 2001. Therefore, to provide the most meaningful comparison of earnings and income tax expense between periods, various earnings measures and income tax expense are analyzed and discussed on an adjusted basis. Any amount in this discussion and analysis labeled "adjusted" reflects the elimination of goodwill-related amortization and associated income taxes from amounts reported in the financial statements.

Industrial Controls

	Three Months Ended December 31,
(In thousands)
	2001	2000
External net sales	$105,733	$83,045
Adjusted segment earnings	13,011	12,888

        External net sales for Industrial Controls increased in this year's first quarter over the same quarter last year. Continued strength in the power generation market, market share gains, new product introductions, and growth from the third quarter, fiscal 2001 acquisition of the Bryce diesel fuel injection business of Delphi Automotive Systems drove revenues, despite a softening of several industrial markets.

        Industrial Controls' segment earnings, as adjusted to eliminate goodwill-related amortization of $0.4 million from last year's reported earnings, increased only slightly in this year's first quarter as compared to the first quarter last year. Sales mix was an important influence on changes in our margins. For example, we sold a significant quantity of alternative fuel systems in the transportation market in the first quarter this year that included components we purchased complete. Consequently, our margins on those sales were lower than our average margins. We also continued to invest in new product development at levels higher than in the first quarter last year. We intend to introduce nearly 70 new products this year, as compared to more than 30 in fiscal year 2001.

        We expensed and accrued $0.8 million for the planned termination of 32 members involved in manufacturing activities in this year's first quarter. The terminations are the result of consolidating certain manufacturing activities performed in two locations into a single location. We expect to complete the terminations and make the related payments in the second and third quarters of the current fiscal year.

        Outlook: We currently expect Industrial Controls' sales to increase between 10% and 15% in 2002 over 2001. We also expect improved earnings performance during the next three quarters as compared to the quarter most recently ended.

Aircraft Engine Systems

	Three Months Ended December 31,
(In thousands)
	2001	2000
External net sales	$74,920	$67,685
Adjusted segment earnings	14,912	12,139

        External net sales for Aircraft Engine Systems increased in this year's first quarter over the same quarter last year. While general demand for original equipment components and systems weakened towards the end of the first quarter as the impact of September 11 began to take hold, orders from manufacturers of regional and business jet engines remained reasonably firm, and military orders increased.

        Aircraft Engine Systems' segment earnings, as adjusted to eliminate goodwill-related amortization of $0.6 million from last year's reported earnings, increased in this year's first quarter as compared to the first quarter last year. Strong sales in the quarter, a favorable product sales mix, and continuous improvement initiatives offset workforce realignment costs accrued in this year's first quarter.

        We expensed and accrued $3.4 million for the planned termination of 141 members involved predominantly in manufacturing activities in this year's first quarter, which represents approximately 9% of Aircraft Engine Systems' workforce. The terminations are to better align both capacity and cost structure with current business prospects. In the first quarter, 58 members were terminated and payments totaling $0.7 million were made. We expect to complete the terminations and make all remaining payments in the second and third quarters of the current fiscal year.

        Outlook: As indicated earlier, we began to see a decline in year-over-year Aircraft Engine Systems sales toward the end of the most current quarter. We expect this decline to continue into the second quarter and over the remainder of the year. For the full year, we currently expect Aircraft Engine Systems sales to decrease about 15% from fiscal 2001. We also expect segment earnings to be lower in each of the next three quarters as compared to the quarter most recently ended.

Nonsegment Expenses

	Three Months Ended December 31,
(In thousands)
	2001	2000
Interest expense	$1,379	$2,179
Interest income	(113)	(279)
Unallocated corporate expenses	4,530	5,107

        Interest expense decreased in the first quarter this year because we had lower levels of average outstanding debt and lower average interest rates as compared to the same quarter last year.

Earnings

	Three Months Ended December 31,
(In thousands except per share amounts)
	2001	2000
Adjusted earnings before income taxes and cumulative effect of accounting change	$22,127	$19,020
Adjusted income taxes	8,408	7,431

Adjusted earnings before cumulative effect of accounting change	13,719	11,589
Cumulative effect of accounting change, net of income taxes	(2,489)	—

Adjusted net earnings	$11,230	$11,589

Basic per share amounts:
Adjusted earnings before cumulative effect of accounting change	$1.21	$1.02
Adjusted net earnings	.99	1.02

Diluted per share amounts:
Adjusted earnings before cumulative effect of accounting change	$1.19	$1.01
Adjusted net earnings	.97	1.01

        Earnings before the cumulative effect of accounting change, as adjusted to eliminate goodwill-related amortization and associated income taxes from last year's reported earnings, increased in the first quarter this year over the same quarter last year. Income taxes were provided at an effective tax rate of 38.0% this year compared to 39.1% in the first quarter last year and 38.3% for the full fiscal year 2001. Among other factors, the mix of taxable earnings among various tax jurisdictions worldwide impacts our effective rate.

        Net earnings, as adjusted to eliminate goodwill-related amortization and associated income taxes from last year's reported earnings, decreased in the first quarter this year over the same quarter last year. In this year's first quarter, we reported a cumulative effect of accounting change related to our October 1, 2001, adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles." We completed the transitional goodwill impairment reviews required by the new standards and determined that one of our Industrial Controls' reporting units had a goodwill carrying value that exceeded its estimated implied fair value. The cumulative effect of accounting change reflects the write-down of the goodwill, net of income taxes, to its implied fair value. In performing our impairment reviews, we estimated the fair value of the various reporting units using a present value method that discounted future cash flows as we expect marketplace participants would, and we further assessed the reasonableness of the estimates by using valuation methods based on market multiples.

        The adjustment to eliminate goodwill-related amortization and associated income taxes from last year's reported earnings increased both earnings before the cumulative effect of accounting change and net earnings by $0.7 million, or $0.06 per share on both a basic and diluted share basis. Goodwill-related amortization includes amortization expense associated with all intangibles currently classified as goodwill.

        Outlook: Based on an updated review of our outlook, we reaffirm our previous belief that consolidated earnings in 2002 are expected to approximate those of 2001, within a range of plus or minus 5%. For this outlook, we are using an earnings measurement before the cumulative effect of the accounting change and after adjustments to eliminate goodwill-related amortization from last year's reported amounts. Goodwill-related amortization, net of income taxes, totaled $2.9 million in fiscal 2001.

Financial Condition

        Our discussion and analysis of financial condition is presented by segment for assets. We also separately discuss and analyze other balance sheet measures and cash flows. Together, this discussion and analysis will help you assess our liquidity and capital resources, as well as understand changes in our financial condition.

Assets

(In thousands)	At December 31, 2001	At September 30, 2001
Segment assets:
Industrial Controls	$272,835	$283,072
Aircraft Engine Systems	238,617	241,002
Nonsegment assets	60,547	60,554

Total assets	$571,999	$584,628

        Decreases in segment assets were due primarily to reductions in accounts receivable in the first quarter, due to the timing of shipments and collections.

Other Balance Sheet Measures

(In thousands)	At December 31, 2001	At September 30, 2001
Working capital	140,777	123,744
Long-term debt, less current portion	80,889	77,000
Other liabilities	53,459	51,042
Commitments and contingencies	—	—
Shareholders' equity	$325,897	$318,862

        Increases in working capital (current assets less current liabilities) were most significantly attributable to reductions in accounts payable and accrued expenses that included the impact of making annual payments associated with variable compensation plans and defined contribution plans. The increase in shareholders' equity resulted primarily from first quarter net earnings in excess of cash dividend payments.

        We rent certain facilities using operating leases. Future minimum rental commitments under these operating leases as of September 30, 2001, are disclosed in Note O in the notes to the consolidated financial statements in our 2001 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2001.

        We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. Further discussion of these matters is in Note 11 in the notes to the consolidated financial statements.

Cash Flows

	Three Months Ended December 31,
(In thousands)
	2001	2000
Net cash provided by operating activities	$3,997	$7,680
Net cash used in investing activities	(5,515)	10,426)
Net cash provided by financing activities	3,081	2,444

        Net cash provided by operations decreased in this year's first quarter compared to the first quarter last year. Although we generated more earnings, annual cash payments associated with variable compensation plans and defined contribution benefit plans that are paid out in the first quarter each year were higher this year than last year. Other factors impacting operating cash flows are less significant.

        Net cash used in investing activities included payments associated with the acquisition of Hoeflich Controls, Inc. and related assets in last year's first quarter.

        Among the cash provided by financing activities in this year's first quarter were the proceeds from new debt totaling $75 million. These new senior notes have a ten-year term, and the principal is payable in seven equal annual installments beginning in 2006. A portion of the proceeds from the new borrowings was used to pay $60 million of term notes that were due in 2002 and 2003.

        Outlook: Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months. Our first quarter financing activities this year have enhanced our liquidity for several years by delaying principal payment requirements for $60 million of debt from the fiscal 2002-2003 timeframe to the fiscal 2006-2012 timeframe. However, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 primarily impacted accounting for transactions initiated or completed after June 30, 2001. However, Statement No. 141 also contains transition provisions that may result in the reclassification of carrying values among existing goodwill and other intangibles. We were required to adopt Statement No. 142 and the transition provisions of Statement No. 141 on October 1, 2002, or on October 1, 2001, and we elected the 2001 date. Adoption of these new accounting standards had the following effects on our consolidated financial statements:

  •
  We recognized an increase in goodwill and decrease in other intangibles of $4.4 million on October 1, 2001. This reclassification resulted from the transition provisions of Statement No. 141, which, among its other provisions, prohibited the recognition of an assembled workforce as an intangible asset apart from goodwill.

  •
  Based on goodwill existing at October 1, 2001, amortization expense will decrease by $4.9 million in 2002, which is expected to increase net earnings in 2002 by approximately $3.1 million. Upon adoption, Statement No. 142 prohibits amortization of goodwill.

  •
  We recognized a cumulative effect of an accounting change, which reduced first quarter 2002 net earnings by $2.5 million. This item resulted from a goodwill impairment charge, net of income taxes, for an Industrial Controls' reporting unit.

  •
  Disclosures are made in the consolidated financial statements that adjust certain amounts reported in prior periods to eliminate goodwill-related amortization and associated income taxes. Had the new accounting standards for goodwill and other intangibles been adopted at the beginning of 2000, net earnings would have been $2.9 million higher in 2001 and $2.6 million higher in 2000.

        Goodwill-related amortization and associated income taxes for each quarter in the year ended September 30, 2001, were as follows:

	2001 Fiscal Quarters
(in thousands)
	First	Second	Third	Fourth
Industrial Controls	$431	$446	$444	$570
Aircraft Engine Systems	647	646	647	647

Consolidated	1,078	1,092	1,091	1,217
Income taxes	397	398	393	415

Goodwill-related amortization, net of income taxes	$681	$694	$698	$802

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement provides guidance on retirements of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate can be made. The effective date of this standard is for fiscal years beginning after June 15, 2002. We considered whether we have asset retirement obligations as described by the statement and have determined that there are none. Consequently, adoption of this statement is not expected to have a material impact on our consolidated financial statements.

        In August 2001, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single impairment accounting model to be used for all long-lived assets, including those disposed of in a business sale. The effective date of this statement is for fiscal years beginning after December 15, 2001. We currently do not have any long-lived assets associated with the sale of a business as described in the statement. Consequently, adoption of this statement is not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on page 21 of our 2001 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2001.

Part II

Item 6 Exhibits and Reports on Form 8-K

  (a)
  Exhibits Filed as Part of this Report.

  (4)
  Note Purchase Agreement dated October 15, 2001

  (b)
  (b) Reports Filed on Form 8-K During the First Quarter of the Fiscal Year Ended December 31, 2001. None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY
February 8, 2002	/s/ John A. Halbrook John A. Halbrook, President and Chief Executive Officer
February 8, 2002	s/ Stephen P. Carter Stephen P. Carter, Vice President, Chief Financial Officer and Treasurer

QuickLinks

TABLE OF CONTENTS
  Part I
  Item 1. Financial Statements
  Notes to Consolidated Financial Statements
  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURES