Form 10-Q
period 2002-03-31
WOODWARD GOVERNOR CO
filed 2002-05-09
CIK 108312

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of April 30, 2002, 11,328,146 shares of common stock with a par value of $.00875 cents per share were outstanding.

Part I

Item 1. Financial Statements

Statements of Consolidated Earnings
Woodward Governor Company and Subsidiaries

	Three months ended March 31,
(In thousands except per share amounts)	2002	2001
	(Unaudited)
Net Sales	$174,864	$170,176

Costs and expenses:
Cost of goods sold	136,294	128,585
Sales, general, and administrative expenses	15,800	17,007
Amortization of intangible assets	766	1,722
Interest expense	1,330	2,336
Interest income	(245)	(289)
Other (income) expense—net	642	(26)

Total costs and expenses	154,587	149,335

Earnings before income taxes	20,277	20,841
Income taxes	6,654	8,169

Net earnings	$13,623	$12,672

Reconciliation of reported to adjusted earnings:
Reported net earnings	$13,623	$12,672
Goodwill-related amortization, net of income taxes	—	694

Adjusted net earnings	$13,623	$13,366

Basic per share amounts:
Reported net earnings	$1.20	$1.12
Goodwill-related amortization, net of income taxes	—	.06

Adjusted net earnings	$1.20	$1.18

Diluted per share amounts:
Reported net earnings	$1.18	$1.10
Goodwill-related amortization, net of income taxes	—	.06

Adjusted net earnings	$1.18	$1.16

Weighted—average number of shares outstanding:
Basic	11,324	11,316

Diluted	11,591	11,524

Cash dividends per share	$0.2325	$0.2325

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Earnings
Woodward Governor Company and Subsidiaries

	Six months ended March 31,
(In thousands except per share amounts)	2002	2001
	(Unaudited)
Net Sales	$355,517	$320,906

Costs and expenses:
Cost of goods sold	277,662	241,986
Sales, general, and administrative expenses	30,728	32,293
Amortization of intangible assets	1,534	3,367
Interest expense	2,709	4,515
Interest income	(358)	(568)
Other expense—net	838	530

Total costs and expenses	313,113	282,123

Earnings before income taxes and cumulative effect of accounting change	42,404	38,783
Income taxes	15,062	15,203

Earnings before cumulative effect of accounting change	27,342	23,580
Cumulative effect of accounting change, net of income taxes	(2,489)	—

Net earnings	$24,853	$23,580

Reconciliation of reported to adjusted earnings:
Reported earnings before cumulative effect of accounting change	$27,342	$23,580
Goodwill-related amortization, net of income taxes	—	1,375

Adjusted earnings before cumulative effect of accounting change	$27,342	$24,955

Reported net earnings	$24,853	$23,580
Goodwill-related amortization, net of income taxes	—	1,375

Adjusted net earnings	$24,853	$24,955

Statements of consolidated earnings continued on next page.

Statements of Consolidated Earnings—Continued
Woodward Governor Company and Subsidiaries

	Six months ended March 31,
(In thousands except per share amounts)	2002	2001
	(Unaudited)
Basic per share amounts:
Reported earnings before cumulative effect of accounting change	$2.41	$2.08
Goodwill-related amortization, net of income taxes	—	.12

Adjusted earnings before cumulative effect of accounting change	$2.41	$2.20

Reported earnings before cumulative effect of accounting change	$2.41	$2.08
Cumulative effect of accounting change	(.22)	—

Reported net earnings	2.19	2.08
Goodwill-related amortization, net of income taxes	—	.12

Adjusted net earnings	$2.19	$2.20

Diluted per share amounts:
Reported earnings before cumulative effect of accounting change	$2.36	$2.05
Goodwill-related amortization, net of income taxes	—	.12

Adjusted earnings before cumulative effect of accounting change	$2.36	$2.17

Reported earnings before cumulative effect of accounting change	$2.36	$2.05
Cumulative effect of accounting change	(.21)	—

Reported net earnings	2.15	2.05
Goodwill-related amortization, net of income taxes	—	.12

Adjusted net earnings	$2.15	$2.17

Weighted—average number of shares outstanding:
Basic	11,323	11,316

Diluted	11,572	11,498

Cash dividends per share	$0.4650	$0.4650

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Woodward Governor Company and Subsidiaries

(In thousands except per share amounts)	At March 31, 2002	At September 30, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,042	$10,542
Accounts receivable, less allowance for losses of $3,948 for March and $4,720 for September	88,693	102,008
Inventories	137,680	131,160
Deferred income taxes	17,232	17,758

Total current assets	256,647	261,468

Property, plant, and equipment, at cost:
Land	7,554	7,966
Buildings and improvements	132,285	131,761
Machinery and equipment	235,926	242,266
Construction in progress	3,903	4,762

	379,668	386,755
Accumulated depreciation	252,989	256,179

Property, plant, and equipment—net	126,679	130,576
Goodwill	118,988	95,704
Other intangibles—net	63,149	69,131
Other assets	11,888	11,571
Deferred income taxes	16,967	16,178

Total assets	$594,318	$584,628

Consolidated balance sheets continued on next page.

Consolidated Balance Sheets—Continued
Woodward Governor Company and Subsidiaries

(In thousands except per share amounts)	At March 31, 2002	At September 30, 2001
	(Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$14,809	$5,561
Current portion of long-term debt	12,567	22,500
Accounts payable and accrued expenses	79,036	91,180
Income taxes payable	6,794	18,483

Total current liabilities	113,206	137,724

Long-term debt, less current portion	90,722	77,000
Other liabilities	54,089	51,042
Commitments and contingencies	—	—

Shareholders' equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	13,487	13,440
Unearned ESOP compensation	(3,608)	(3,297)
Accumulated other comprehensive Earnings (loss)	(728)	1,046
Retained earnings	346,854	327,276

	356,111	338,571
Less treasury stock, at cost	19,810	19,709

Total shareholders' equity	336,301	318,862

Total liabilities and shareholders' equity	$594,318	$584,628

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows
Woodward Governor Company and Subsidiaries

	Six months ended March 31,
(In thousands)	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net earnings	$24,853	$23,580

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,659	16,628
Net loss on sale of property, plant, and equipment	238	575
Cumulative effect of accounting change, net of tax	2,489	—
Deferred income taxes	1,263	125
ESOP compensation expense	(311)	(244)
Changes in operating assets and liabilities, net of business acquisitions and sale:
Accounts receivable	14,988	(1,863)
Inventories	(3,724)	(9,903)
Current liabilities, other than short-term borrowings and current portion of long-term debt	(26,875)	(10,465)
Other—net	791	(199)

Total adjustments	4,518	(5,346)

Net cash provided by operating activities	29,371	18,234

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(10,737)	(10,535)
Proceeds from sale of property, plant, and equipment	108	291
Payments associated with sale of business	—	(2,821)
Business acquisitions, net of cash acquired	(25,777)	(4,556)

Net cash used in investing activities	(36,406)	(17,621)

Cash flows from financing activities:
Cash dividends paid	(5,476)	(5,262)
Proceeds from sales of treasury stock	232	162
Purchases of treasury stock	(286)	—
Net proceeds (payments) from borrowings under revolving lines	(539)	14,767
Proceeds from long-term debt	75,000	—
Payments of long-term debt	(60,038)	(10,000)

Net cash provided by (used in) financing activities	8,893	(333)

Effect of exchange rate changes on cash	642	(389)

Net change in cash and cash equivalents	2,500	(109)
Cash and cash equivalents, beginning of year	10,542	9,315

Cash and cash equivalents, end of period	$13,042	$9,206

Supplemental cash flow information:
Interest expense paid	$835	$4,640
Income taxes paid	$22,720	$15,186
Noncash investing:
Liabilities assumed in business acquisition (sale)—net	$5,167	$(81)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)    The consolidated balance sheet as of March 31, 2002, the statements of consolidated earnings for the three and six-month periods ended March 31, 2002 and 2001, and the statements of consolidated cash flows for the six-month periods ended March 31, 2002 and 2001, were prepared by the company without audit. The September 30, 2001, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of March 31, 2002, the results of its operations for the three and six-month periods ended March 31, 2002 and 2001, and its cash flows for the six-month periods ended March 31, 2002 and 2001. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 2001 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 26-33 of the 2001 annual report to shareholders. The statements of consolidated earnings for the three and six-month periods ended March 31, 2002, are not necessarily indicative of the results to be expected for other interim periods or for the full year.

        Certain reclassifications were made to the statement of consolidated cash flows for the six months ended March 31, 2001, to conform to the current presentation.

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

(3)    We acquired the capital stock of Leonhard-Reglerbau Dr.-Ing. Adlolf Leonhard GmbH and acquired certain assets and assumed certain liabilities of Nolff's Carburetion, Inc. in the second quarter of the year ending September 30, 2002. Leonhard-Reglerbau specializes in the design, manufacture, and sales of control, protection, and monitoring devices for power generation equipment. Nolff's Carburetion manufactures and sells natural gas and propane fuel systems for small industrial engines. Our cost for these acquisitions totaled $25,292,000.

        The current amount of goodwill recognized for the acquisitions totaled $22,795,000, of which $12,497,000 is expected to be fully deductible for income tax purposes. However, we have not yet completed final allocation of the purchase price. As a result, the amounts recorded for the acquisitions are subject to adjustment, but we do not expect any adjustments to be significant. Goodwill for these acquisitions is accounted for in the Industrial Controls' segment.

        Pro forma information of our consolidated results of operations as if the acquisitions had been completed at the beginning of fiscal year 2002 are not included as the resulting pro forma data would not be materially different from the results reported.

(4)    Earnings per share:

	Three months ended March 31,		Six months ended March 31,
(In thousands, except per share amounts)	2002	2001	2002	2001
Earnings before cumulative effect of accounting change (A)	$13,623	$12,672	$27,342	$23,580

Determination of shares:
Weighted-average shares of common stock outstanding (B)	11,324	11,316	11,323	11,316
Assumed exercise of stock options	267	208	249	182

Weighted-average shares of common stock outstanding assuming dilution (C)	11,591	11,524	11,572	11,498

Earnings before cumulative effect of accounting change per share:
Basic (A/B)	$1.20	$1.12	$2.41	$2.08
Diluted (A/C)	$1.18	$1.10	$2.36	$2.05

        The following stock options were outstanding during the three months and six months ended March 31, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective periods: 911,752 options at a weighted-average exercise price of $70.25 for the three-month period; and 1,042,385 options at a weighted-average exercise price of $68.19 for the six-month period. All outstanding stock options during the three months and six months ended March 31, 2001, were included in the above computation.

(5)    Inventories:

(In thousands of dollars)	At March 31, 2002	At September 30, 2001
Raw materials	$2,825	$4,638
Component parts	71,481	74,595
Work in process	28,521	33,472
Finished goods	34,853	18,455

	$137,680	$131,160

(6)    Goodwill:

(In thousands)	At or for the six months ended March 31, 2002
Industrial Controls:
Beginning balance	$37,849
Reclassification of assembled workforce	159
Cumulative effect of accounting change	(4,015)
Goodwill acquisition costs	23,095
Foreign currency exchange rate changes	(221)

Ending Balance	56,867

Aircraft Engine Systems:
Beginning balance	57,855
Reclassification of assembled workforce	4,266

Ending balance	62,121

Consolidated:
Beginning balance	95,704
Reclassification of assembled workforce	4,425
Cumulative effect of accounting change	(4,015)
Goodwill acquisition costs	23,095
Foreign currency exchange rate changes	(221)

Ending balance	$118,988

(7)    Other intangibles—net:

(In thousands)	At March 31, 2002	At September 30, 2001
Industrial Controls:
Customer relationships:
Amount acquired	$15,780	$15,780
Accumulated amortization	(2,017)	(1,753)

	13,763	14,027

Other:
Amount acquired	16,259	16,444
Accumulated amortization	(1,271)	(778)

	14,988	15,666

Total	$28,751	$29,693

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(3,648)	(3,172)

	24,899	25,375

Other:
Amount acquired	11,785	16,708
Accumulated amortization	(2,286)	(2,645)

	9,499	14,063

Total	$34,398	$39,438

Consolidated:
Customer relationships:
Amount acquired	$44,327	$44,327
Accumulated amortization	(5,665)	(4,925)

	38,662	39,402

Other:
Amount acquired	28,044	33,152
Accumulated amortization	(3,557)	(3,423)

	24,487	29,729

Total	$63,149	$69,131

        Amortization expense associated with current intangibles is expected to be approximately $3,070,000 for each year 2002-2007.

(8)    In October 2001 and January 2002, we entered into interest rate swap agreements with notional amounts totaling $50,000,000 to hedge against changes in the fair market value of a portion of our long-term debt. The debt we hedged has a fixed interest rate of 6.39% and principal payments through fiscal 2012. Under the agreements, we will pay interest at floating rates based on LIBOR. We have designated the swap agreements as fair value hedges and have assessed the hedges as having no ineffectiveness. The fair value of the interest rate swaps are included in other liabilities with a balance of $2,343,000 and the carrying value of the related long-term debt has been reduced by a similar amount.

(9)    Accounts payable and other accrued expenses:

(In thousands)	At March 31, 2002	At September 30, 2001
Accounts payable	$24,616	$27,613
Salaries and other member benefits	19,201	31,872
Deferred compensation	9,913	7,481
Other items—net	25,306	24,214

	$79,036	$91,180

        Included in salaries and other member benefits are termination benefits and other termination related costs of $1,661,000. In the first and second quarters of the fiscal year ending September 30, 2002, we accrued and expensed $5,312,000, of which payments totaling $3,651,000 involving 148 members have been made. Aircraft Engine Systems accounted for $3,422,000 of the total expense, which was incurred in the first quarter. These terminations were made to better align both capacity and cost structure with current business prospects and involved 141 members, predominately in manufacturing functions. Industrial Controls accounted for $1,890,000 of the total expense, of which $767,000 was incurred in the first quarter and $1,123,000 was incurred in the second quarter. These terminations were made to consolidate certain manufacturing and administrative activities into fewer locations and involved 32 members in the first quarter and 41 members in the second quarter from both manufacturing and administrative functions.

(10)    Accumulated other comprehensive earnings:

(In thousands)	At or for the six months ended March 31, 2002
Accumulated foreign currency translation adjustments:
Beginning balance	$2,420
Translation adjustments	(2,979)
Taxes associated with translation adjustments	1,132

Ending balance	573

Accumulated unrealized derivative losses:
Beginning balance	(1,374)
Reclassification to interest expense, net of income taxes	73

Ending balance	(1,301)

Accumulated other comprehensive earnings	$(728)

(11)    Total comprehensive earnings:

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2002	2001	2002	2001
Net earnings	$13,623	$12,672	$24,853	$23,580
Foreign currency translation adjustments, net of tax	(265)	968	(1,847)	(397)
Reclassification of unrealized losses on derivatives to earnings	41	—	73	—

Total comprehensive earnings	$13,399	$13,640	$23,079	$23,183

(12)    We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. We have accruals of approximately $2,000,000 at March 31, 2002, related to such matters. These accruals are based on our current estimate of the most likely amount of losses that we believe will be incurred. These amounts have been included in accounts payable and accrued expenses.

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

(13)    Segment information:

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2002	2001	2002	2001
Industrial Controls:
External net sales	$106,418	$95,180	$212,151	$178,225
Intersegment sales	407	372	565	549

Segment earnings	12,384	13,381	25,395	25,838
Goodwill-related amortization	—	446	—	877

Adjusted segment earnings	$12,384	$13,827	$25,395	$26,715

Aircraft Engine Systems:
External net sales	$68,446	$74,996	$143,366	$142,681
Intersegment sales	1,062	1,080	1,708	1,614

Segment earnings	15,053	14,165	29,965	26,657
Goodwill-related amortization	—	646	—	1,293

Adjusted segment earnings	$15,053	$14,811	$29,965	$27,950

        The reconciliation between the total of segment earnings and the statements of consolidated earnings follows:

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2002	2001	2002	2001
Total segment earnings	$27,437	$27,546	$55,360	$52,495
Unallocated corporate expenses	(6,075)	(4,658)	(10,605)	(9,765)
Interest expense and interest income	(1,085)	(2,047)	(2,351)	(3,947)

Consolidated earnings before income taxes	$20,277	$20,841	$42,404	$38,783

        Segment assets were as follows:

(In thousands)	At March 31, 2002	At September 30, 2001
Industrial Controls	$296,612	$283,072
Aircraft Engine Systems	234,824	241,002

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We prepared the following discussion and analysis to help you better understand our results of operations and financial condition. This discussion should be read with the consolidated financial statements, including the notes, and the cautionary statement on page 35 of our 2001 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2001.

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

Industrial Controls

	Three months ended March 31,		Six months ended March 31,
In thousands	2002	2001	2002	2001
External net sales	$106,418	$95,180	$212,151	$178,225
Adjusted segment earnings	12,384	13,827	25,395	26,715

        External net sales for Industrial Controls increased in both the three months and six months ended March 31, 2002, as compared to the same periods last year. Sales growth primarily reflects market share gains across most product lines, particularly distributed power generation and gas pipeline markets, and growth from acquisitions. These factors have more than offset a decrease in demand for large gas turbines, particularly aeroderivative turbines, used in power generation. Demand for these products, which have been strong over the last two years, declined in this year's second quarter as investors and companies became more cautious in the energy sectors of the economy.

        The acquisition of the Bryce diesel fuel injection business of Delphi Automotive Systems in the third quarter of 2001 has had a positive impact on Industrial Controls' sales in 2002. To a lesser degree, our acquisition of the capital stock of Leonhard-Reglerbau Dr.-Ing. Adolf Leonhard GmbH in this year's second quarter positively impacted sales. Leonhard-Reglerbau specializes in the design, manufacture, and sales of control, protection, and monitoring devices for power generation equipment. As a result of these two acquisitions, our sales increased by $6.8 million in the three-month period and $9.8 million in the six-month period ended March 31, 2002. We also acquired certain net assets of Nolff's Carburetion, Inc. toward the end of this year's second quarter. Nolff's Carburetion manufactures and sells natural gas and propane fuel systems for small industrial engines.

        Industrial Controls' segment earnings, as adjusted to eliminate goodwill-related amortization from last year's reported earnings, decreased in both the three months and six months ended March 31, 2002, as compared to the same periods last year. Sales mix continues to have an important influence on changes in our margins. Decreasing demand for large gas turbine equipment has resulted in lower than expected sales of turbine products. We also sold a significant quantity of alternative fuel systems in the transportation market during the first six months this year that included components we purchased complete. Consequently, our margins on those sales were lower than our average margins. Sales on the products that we purchased complete are expected to decline beginning in the third quarter and return to levels more comparable to previous years in our fourth quarter. Also, we continued to invest in new product development at levels higher than last year. We intend to introduce nearly 70 new products this year, of which 30 have already been introduced, as compared to more than 30 in the full fiscal year 2001.

        We expensed and accrued $1.9 million for the planned termination of 73 members involved in manufacturing and administrative functions in the first six months of the current year. The terminations are the result of consolidating certain manufacturing and administrative activities into fewer locations. At the end of March 2002, 9 members had been terminated and paid and we expect to complete the remaining terminations and make related payments in the third quarter of the current fiscal year.

        Outlook: We currently expect Industrial Controls' sales to increase between 10% and 15% in 2002 over 2001. We also expect improved earnings performance during the next six months as compared to the first six months most recently ended.

Aircraft Engine Systems

	Three months ended March 31,		Six months ended March 31,
In thousands	2002	2001	2002	2001
External net sales	$68,446	$74,996	$143,366	$142,681
Adjusted segment earnings	15,053	14,811	29,965	27,950

        External net sales for Aircraft Engine Systems decreased in the three months ended March 31, 2002, and increased slightly in the six months ended March 31, 2002, as compared to the same periods last year. We continued to experience a softening in demand for most of our civil aircraft products following the events of September 11, although product sales for military and regional jets remain strong and demand for aftermarket services was better than we originally thought.

        Aircraft Engine Systems' segment earnings, as adjusted to eliminate goodwill-related amortization from last year's reported earnings, increased in both the three months and six months ended March 31, 2002, as compared to the same periods last year. The increased earnings were the result of improvements gained from productivity enhancing measures and continuous improvement initiatives, plus a favorable sales product mix. Together these factors more than offset workforce realignment costs accrued in this year's first quarter.

        We expensed and accrued $3.4 million for the planned termination of 141 members involved predominantly in manufacturing activities in this year's first quarter, which represents approximately 9% of Aircraft Engine Systems' workforce. The terminations were to better align both capacity and cost structure with current business prospects. At the end of the first six months, all but two terminations and related payments had occurred.

        Outlook: We currently expect Aircraft Engine Systems sales to decrease between 10% and 15% in 2002 from 2001. We also expect segment earnings to be lower in the next six months as compared to the six months most recently ended.

Nonsegment Expenses

	Three months ended March 31,		Six months ended March 31,
In thousands	2002	2001	2002	2001
Interest expense	$1,330	$2,336	$2,709	$4,515
Interest income	(245)	(289)	(358)	(568)
Unallocated corporate expenses	6,075	4,658	10,605	9,765

        Interest expense decreased in both the three months and six months ended March 31, 2002, as compared to the same periods last year because we had lower levels of average outstanding debt and lower average interest rates. However, our debt increased toward the end of our second quarter this year because of our two Industrial Controls' acquisitions. At March 31, 2002, our total debt was at 96 percent of the comparable March 31, 2001 amount.

        Unallocated corporate expenses increased in the three months and six months ended March 31, 2002, as compared to the same periods last year. This increase is due largely to an expense associated with a transfer of our interest in a joint venture that has had limited activity over the last several years.

Earnings

	Three months ended March 31,		Six months ended March 31,
In thousands except per share amounts	2002	2001	2002	2001
Adjusted earnings before income taxes and cumulative effect of accounting change	$20,277	$21,933	$42,404	$40,953
Adjusted income taxes	6,654	8,567	15,062	15,998

Adjusted earnings before cumulative effect of accounting change	13,623	13,366	27,342	24,955
Cumulative effect of accounting change, net of income taxes	—	—	(2,489)	—
Adjusted net earnings	$13,623	$13,366	$24,853	$24,955

Basic per share amounts:
Adjusted earnings before cumulative effect of accounting change	$1.20	$1.18	$2.41	$2.20
Adjusted net earnings	$1.20	$1.18	$2.19	$2.20

Diluted per share amounts:
Adjusted earnings before cumulative effect of accounting change	$1.18	$1.16	$2.36	$2.17
Adjusted net earnings	$1.18	$1.16	$2.15	$2.17

        Earnings before the cumulative effect of accounting change, as adjusted to eliminate goodwill-related amortization and associated income taxes from last year's reported earnings, increased in both the three months and six months ended March 31, 2002, as compared to the same periods last year.

Income taxes for the three months ended March 31, 2002, were impacted by a reduction in valuation allowances provided on deferred tax assets, reducing our overall effective income tax rate to 35.5% for the six months ended March 31, 2002, as compared to 39.2% for the same period last year. The reduction in valuation allowances was associated with a transfer of our interest in a joint venture. We expect the rate for the remainder of the year to be about 38%.

        Net earnings, as adjusted to eliminate goodwill-related amortization and associated income taxes from last year's reported earnings, increased slightly in the three months ended March 31, 2002, and decreased slightly for the six months ended March 31, 2002, as compared to the same periods last year. In this year's first quarter, we reported a cumulative effect of accounting change related to our October 1, 2001, adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles." We completed the transitional goodwill impairment reviews required by the new standards and determined that one of our Industrial Controls' reporting units had a goodwill carrying value that exceeded its estimated implied fair value. The cumulative effect of accounting change reflects the write-down of the goodwill, net of income taxes, to its implied fair value. In performing our impairment reviews, we estimated the fair value of the various reporting units using a present value method that discounted future cash flows as we expect marketplace participants would, and we further assessed the reasonableness of the estimates by using valuation methods based on market multiples.

        The adjustment to eliminate goodwill-related amortization and associated income taxes from last year's reported earnings increased both earnings before the cumulative effect of accounting change and net earnings by $0.7 million, or $0.06 per share on both a basic and diluted share basis, for the three-month period and $1.4 million, or $.12 per basic and diluted share for the six-month period last year. Goodwill- related amortization includes amortization expense associated with all intangibles currently classified as goodwill.

        Outlook: Based on an updated review of our outlook, we reaffirm our previous belief that consolidated earnings in 2002 are expected to approximate those of 2001, within a range of plus or minus 5%. The economic downturn had a more significant impact on our customers' engine shipments than we had first anticipated, and as a result, we expect the earnings will more likely be in the lower part of that range. For this outlook, we are using an earnings measurement before the cumulative effect of the accounting change and after adjustments to eliminate goodwill-related amortization from last year's reported amounts. Goodwill-related amortization, net of income taxes, totaled $2.9 million in fiscal 2001.

Financial Condition

        Our discussion and analysis of financial condition is presented by segment for assets. We also separately discuss and analyze other balance sheet measures and cash flows. Together, this discussion and analysis will help you assess our liquidity and capital resources, as well as understand changes in our financial condition.

Assets

(In thousands)	At March 31, 2002	At September 30, 2001
Segment assets:
Industrial Controls	$296,612	$283,072
Aircraft Engine Systems	234,824	241,002
Nonsegment assets	62,882	60,554

Total assets	$594,318	$584,628

        Changes in segment assets were caused primarily by reductions in accounts receivable due to the normal variability in the timing of shipments and collections.

Other Balance Sheet Measures

(In thousands)	At March 31, 2002	At September 30, 2001
Working capital	$143,441	$123,744
Long-term debt, less current portion	90,722	77,000
Other liabilities	54,089	51,042
Commitments and contingencies	—	—
Shareholders' equity	336,301	318,862

        Increases in working capital (current assets less current liabilities) were most significantly attributable to reductions in accounts payable and accrued expenses that included the impact of making annual payments associated with variable compensation plans and defined contribution plans. The increase in long-term debt is associated with the impact of acquisitions. The increase in shareholders' equity resulted primarily from net earnings in excess of cash dividend payments.

        At March 31, 2002, required future principal payments of long-term debt total $2.6 million for the year ending March 31, 2003, $3.1 million for the two years ending March 31, 2005, $21.4 million for the two years ending March 31, 2007, and $53.5 million thereafter. In addition, long-term debt at March 31, 2002, includes borrowings under a revolving line of credit facility totaling $25.0 million, and a fair value hedge accounting adjustment that reduced long-term debt by $2.3 million.

        We rent certain facilities using operating leases. Commitments under these operating leases are not reflected on our balance sheet. Future minimum rental commitments under the operating leases existing at September 30, 2001, total $1.5 million for the year ending September 30, 2002, $2.5 million for the two years ending September 30, 2004, and $1.7 million for the two years ending September 30, 2006.

        We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $150.0 million that expires on June 15, 2003. In addition, we have other lines of credit facilities, which totaled $43.5 million at September 30, 2001, that are generally reviewed annually for renewal.

        Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth and a maximum consolidated debt to consolidated operating cash flow, as defined in the agreements. At September 30, 2001, we had the ability to pay dividends and purchase the company's common stock up to $87.8 million.

        We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. Further discussion of these matters is in Note 12 in the notes to the consolidated financial statements.

Cash Flows

	Six months ended March 31,
(In thousands)	2002	2001
Net cash provided by operating activities	$29,371	$18,234
Net cash used in investing activities	(36,406)	(17,621)
Net cash provided by (used in) financing activities	8,893	(333)

        Net cash provided by operations increased in this year's first six months compared to the first six months last year. Earnings before the cumulative effect of accounting change, which was a non-cash change, increased in this year's six-month period over last year. The remaining difference is accounted for by changes in operating assets and liabilities in this year's six-month period relative to the same period last year.

        Net cash used in investing activities included the acquisitions of the capital stock of Leonhard-Reglerbau Dr.-Ing. Adolf Leonhard GmbH and certain net assets of Nolff's Carburetion, Inc. during the second quarter of fiscal 2002.

        Among the cash provided by financing activities in this year's first six months were the proceeds from new debt totaling $75 million. These new senior notes have a ten-year term, and the principal is payable in seven equal annual installments beginning in 2006. A portion of the proceeds from the new borrowings was used to pay $60 million of term notes that were due in 2002 and 2003.

        Outlook: Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months. Our first six months financing activities this year have enhanced our liquidity for several years by delaying principal payment requirements for $60 million of debt from the fiscal 2002-2003 timeframe to the fiscal 2006-2012 timeframe. However, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

Critical Accounting Policies

        We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operation, and require us to make difficult, subjective or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are related to our accounting for goodwill and other intangible assets and for deferred tax asset valuation allowances.

        We test goodwill for impairment on an annual basis and between annual tests in certain circumstances. Estimates and assumptions impact our test results, the most important of which are used to estimate the fair value of reporting units within the company. To estimate the fair value of reporting units, we estimate future cash flows, discount rates, and transaction multiples that we believe a marketplace participant would use in an arm's length transaction.

        We test an amortizable intangible asset for impairment whenever its carrying value is less than its expected future cash flows. Based on events or changes in circumstances, we form judgments as to whether recoverability should be assessed, we estimate future cash flows, and we make assumptions regarding discount rates.

        We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. Our current valuation allowances are generally for deferred tax assets associated with capital loss carryforwards and state and foreign net operating loss carryforward limitations. We consider both positive and negative evidence in forming our judgment as to whether a valuation allowance is appropriate.

        Our judgments, estimates and assumptions for goodwill, other intangible assets, and deferred tax asset valuation allowances are impacted by conditions that change over time. As a result, we could incur impairment charges or changes to our deferred tax asset valuation allowances in the future that are material to our financial condition and results of operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Two matters were submitted to a vote of shareholders at the January 23, 2002 Annual Meeting of Shareholders. The first matter related to the election of Class II directors. Three directors were elected. The results of the voting were as follows:

Director	Number of Shares For	Number of Shares Against/Withheld
John A. Halbrook	7,971,488	2,037,988
Rodney O'Neal	7,595,786	2,413,690
Michael T. Yonker	9,510,234	499,242

        The second matter related to the approval of The Woodward Governor Company 2002 Stock Option Plan. The plan was approved. Results of the voting were 7,614,469 shares for, 1,148,677 shares against, 114,072 shares abstained, and 1,132,257 shares of broker non-votes.

Part II

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits Filed as Part of this Report.

  (10)
  (iii) Stock Option plan

  (b)
  Reports Filed on Form 8-K During the Second Quarter of the Fiscal Year Ending September 30, 2002.                  None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

May 6, 2002	/s/John A. Halbrook John A. Halbrook, President and Chief Executive Officer
May 6, 2002	/s/Stephen P. Carter Stephen P. Carter, Vice President, Chief Financial Officer and Treasurer

QuickLinks

TABLE OF CONTENTS
Part I
Item 1. Financial Statements
  Statements of Consolidated Earnings Woodward Governor Company and Subsidiaries
  Statements of Consolidated Earnings Woodward Governor Company and Subsidiaries
  Consolidated Balance Sheets Woodward Governor Company and Subsidiaries
  Statements of Consolidated Cash Flows Woodward Governor Company and Subsidiaries
Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Nonsegment Expenses
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES