Form 10-Q
period 2002-06-30
WOODWARD GOVERNOR CO
filed 2002-08-06
CIK 108312

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 1, 2002, 11,328,146 shares of common stock with a par value of $.00875 cents per share were outstanding.

Part I

Item 1.    Financial Statements

Statements of Consolidated Earnings
Woodward Governor Company and Subsidiaries

	Three months ended June 30,
In thousands except per share amounts	2002	2001
	(Unaudited)
Net Sales	$171,888	$182,508

Costs and expenses:
Cost of goods sold	133,642	137,702
Sales, general, and administrative expenses	13,684	20,270
Amortization of intangible assets	768	1,701
Interest expense	1,214	1,652
Interest income	(119)	(147)
Other expense—net	(867)	(1,051)

Total costs and expenses	148,322	160,127

Earnings before income taxes	23,566	22,381
Income taxes	8,955	8,653

Net earnings	$14,611	$13,728

Reconciliation of reported to adjusted earnings:
Reported net earnings	$14,611	$13,728
Goodwill-related amortization, net of income taxes	—	698

Adjusted net earnings	$14,611	$14,426

Basic per share amounts:
Reported net earnings	$1.29	$1.21
Goodwill-related amortization, net of income taxes	—	0.06

Adjusted net earnings	$1.29	$1.27

Diluted per share amounts:
Reported net earnings	$1.26	$1.18
Goodwill-related amortization, net of income taxes	—	0.06

Adjusted net earnings	$1.26	$1.24

Weighted-average number of shares outstanding:
Basic	11,327	11,319

Diluted	11,618	11,603

Cash dividends per share	$0.2325	$0.2325

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Earnings
Woodward Governor Company and Subsidiaries

	Nine months ended June 30,
In thousands except per share amounts	2002	2001
	(Unaudited)
Net Sales	$527,405	$503,414

Costs and expenses:
Cost of goods sold	411,304	379,688
Sales, general, and administrative expenses	44,412	52,563
Amortization of intangible assets	2,302	5,068
Interest expense	3,923	6,167
Interest income	(477)	(715)
Other expense—net	(29)	(521)

Total costs and expenses	461,435	442,250

Earnings before income taxes and cumulative effect of accounting change	65,970	61,164
Income taxes	24,017	23,856

Earnings before cumulative effect of accounting change	41,953	37,308
Cumulative effect of accounting change, net of income taxes	(2,489)	—

Net earnings	$39,464	$37,308

Reconciliation of reported to adjusted earnings:
Reported earnings before cumulative effect of accounting change	$41,953	$37,308
Goodwill-related amortization, net of income taxes	—	2,073

Adjusted earnings before cumulative effect of accounting change	$41,953	$39,381

Reported net earnings	$39,464	$37,308
Goodwill-related amortization, net of income taxes	—	2,073

Adjusted net earnings	$39,464	$39,381

Statements of consolidated earnings continued on next page.

Statements of Consolidated Earnings
Woodward Governor Company and Subsidiaries

	Nine months ended June 30,
In thousands except per share amounts	2002	2001
	(Unaudited)
Basic per share amounts:
Reported earnings before cumulative effect of accounting change	$3.70	$3.30
Goodwill-related amortization, net of income taxes	—	.18

Adjusted earnings before cumulative effect of accounting change	$3.70	$3.48

Reported earnings before cumulative effect of accounting change	$3.70	$3.30
Cumulative effect of accounting change	(.22)	—

Reported net earnings	3.48	$3.30
Goodwill-related amortization, net of income taxes	—	.18

Adjusted net earnings	$3.48	$3.48

Diluted per share amounts:
Reported earnings before cumulative effect of accounting change	$3.62	$3.23
Goodwill-related amortization, net of income taxes	—	.18

Adjusted earnings before cumulative effect of accounting change	$3.62	$3.41

Reported earnings before cumulative effect of accounting change	$3.62	$3.23
Cumulative effect of accounting change	(.21)	—

Reported net earnings	3.41	3.23
Goodwill-related amortization, net of income taxes	—	.18

Adjusted net earnings	$3.41	3.41

Weighted-average number of shares outstanding:
Basic	11,325	11,317

Diluted	11,590	11,541

Cash dividends per share	$0.6975	$0.6975

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Woodward Governor Company and Subsidiaries

In thousands except per share amounts	At June 30, 2002	At September 30, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,141	$10,542
Accounts receivable, less allowance for losses of $3,707 for June and $4,720 for September	93,621	102,008
Inventories	136,949	131,160
Deferred income taxes	17,262	17,758

Total current assets	257,973	261,468

Property, plant, and equipment, at cost:
Land	8,046	7,966
Buildings and improvements	134,677	131,761
Machinery and equipment	242,354	242,266
Construction in progress	4,371	4,762

	389,448	386,755
Accumulated depreciation	262,448	256,179

Property, plant, and equipment—net	127,000	130,576
Goodwill	120,832	95,704
Other intangibles—net	62,427	69,131
Other assets	11,177	11,571
Deferred income taxes	15,196	16,178

Total assets	$594,605	$584,628

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$15,201	$5,561
Current portion of long-term debt	12,500	22,500
Accounts payable and accrued expenses	76,456	91,180
Income taxes payable	8,223	18,483

Total current liabilities	112,380	137,724

Long-term debt, less current portion	76,935	77,000
Other liabilities	52,490	51,042
Commitments and contingencies	—	—
Shareholders' equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	13,542	13,440
Unearned ESOP compensation	(3,763)	(3,297)
Accumulated other comprehensive earnings	3,701	1,046
Retained earnings	358,922	327,276

	372,508	338,571
Less treasury stock, at cost	19,708	19,709

Total shareholders' equity	352,800	318,862

Total liabilities and shareholders' equity	$594,605	$584,628

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows
Woodward Governor Company and Subsidiaries

	Nine months ended June 30,
In thousands	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net earnings	$39,464	$37,308

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,588	24,669
Net loss on sale of property, plant, and equipment	349	924
Cumulative effect of accounting change, net of tax	2,489	—
Deferred income taxes	3,004	249
ESOP compensation expense	(466)	(366)
Changes in operating assets and liabilities, net of business acquisitions and sale:
Accounts receivable	12,688	(8,848)
Inventories	(3)	(14,045)
Current liabilities, other than short-term borrowings and current portion of long-term debt	(29,075)	5,148
Other—net	2,077	(540)

Total adjustments	14,651	7,191

Net cash provided by operating activities	54,115	44,499

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(16,299)	(17,019)
Proceeds from sale of property, plant, and equipment	356	343
Payments associated with sale of business	—	(3,886)
Business acquisitions, net of cash acquired	(25,826)	(29,942)

Net cash used in investing activities	(41,769)	(50,504)

Cash flows from financing activities:
Cash dividends paid	(8,096)	(7,893)
Proceeds from sales of treasury stock	389	351
Purchases of treasury stock	(286)	—
Net proceeds (payments) from borrowings under revolving lines	(16,620)	26,308
Proceeds from long-term debt	75,000	—
Payments of long-term debt	(61,170)	(15,000)

Net cash provided by (used in) financing activities	(10,783)	3,766

Effect of exchange rate changes on cash	(1,964)	(364)

Net change in cash and cash equivalents	(401)	(2,603)
Cash and cash equivalents, beginning of year	10,542	9,315

Cash and cash equivalents, end of period	$10,141	$6,712

Supplemental cash flow information:
Interest expense paid	$3,216	$6,437
Income taxes paid	$30,481	$21,934
Noncash investing:
Liabilities assumed in business acquisitions (sale)—net	$5,156	$1,071

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

        (1)  The consolidated balance sheet as of June 30, 2002, the statements of consolidated earnings for the three and nine-month periods ended June 30, 2002 and 2001, and the statements of consolidated cash flows for the nine-month periods ended June 30, 2002 and 2001, were prepared by the company without audit. The September 30, 2001, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of June 30, 2002, the results of its operations for the three and nine-month periods ended June 30, 2002 and 2001, and its cash flows for the nine-month periods ended June 30, 2002 and 2001. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 2001 annual report on Form 10-K (except as noted below in Note 2) and should be read with the Notes to Consolidated Financial Statements on pages 26-33 of the 2001 annual report to shareholders. The statements of consolidated earnings for the three and nine-month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for other interim periods or for the full year.

        Certain reclassifications were made to the statement of consolidated cash flows for the nine months ended June 30, 2001, to conform to the current presentation.

        (2)  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 primarily impacts accounting for transactions initiated or completed after June 30, 2001. However, Statement No. 141 also contains transition provisions that may result in the reclassification of carrying values among existing goodwill and other intangibles. We adopted Statement No. 142 and the transition provisions of Statement No. 141 on October 1, 2001.

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

        (3)  We acquired the capital stock of Leonhard-Reglerbau Dr.-Ing. Adolf Leonhard GmbH and acquired certain assets and assumed certain liabilities of Nolff's Carburetion, Inc. in the second quarter of the year ending September 30, 2002. Leonhard-Reglerbau specializes in the design, manufacture, and sales of control, protection, and monitoring devices for power generation equipment. Nolff's Carburetion manufactures and sells natural gas and propane fuel systems for small industrial engines. Our cost for these acquisitions totaled $25,292,000.

        The current amount of goodwill recognized for the acquisitions totaled $22,843,000, of which $12,545,000 is expected to be fully deductible for income tax purposes. However, we have not yet completed a final allocation of the purchase price. As a result, the amounts recorded for the acquisitions are subject to adjustment, but we do not expect any adjustments to be significant. Goodwill for these acquisitions is accounted for in the Industrial Controls' segment.

        Pro forma information of our consolidated results of operations as if the acquisitions had been completed at the beginning of fiscal year 2002 are not included as the resulting pro forma data would not be materially different from the results reported.

(4)
Earnings per share:

	Three months ended June 30,		Nine months ended June 30,
In thousands, except per share amounts	2002	2001	2002	2001
Earnings before cumulative effect of accounting change (A)	$14,611	$13,728	$41,953	$37,308

Determination of shares:
Weighted-average shares of common stock outstanding (B)	11,327	11,319	11,325	11,317
Assumed exercise of stock options	291	284	265	224

Weighted-average shares of common stock outstanding assuming dilution (C)	11,618	11,603	11,590	11,541

Earnings before cumulative effect of accounting change per share:
Basic (A/B)	$1.29	$1.21	$3.70	$3.30
Diluted (A/C)	$1.26	$1.18	$3.62	$3.23

        The following stock options were outstanding during the three months and nine months ended June 30, 2002 and 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective periods.

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
Options	12,243	—	12,734	2,418
Weighted-average exercise price	$70.31	N/A	$70.27	$69.22

(5)
Inventories:

In thousands	At June 30, 2002	At September 30, 2001
Raw materials	$2,689	$4,638
Component parts	75,808	74,595
Work in process	30,929	33,472
Finished goods	27,523	18,455

	$136,949	$131,160

(6)
Goodwill:

In thousands	At or for the nine months ended June 30, 2002
Industrial Controls:
Beginning balance	$37,849
Reclassification of assembled workforce	159
Cumulative effect of accounting change	(4,015)
Goodwill acquisition costs	23,144
Foreign currency exchange rate changes	1,574

Ending Balance	58,711

Aircraft Engine Systems:
Beginning balance	57,855
Reclassification of assembled workforce	4,266

Ending balance	62,121

Consolidated:
Beginning balance	95,704
Reclassification of assembled workforce	4,425
Cumulative effect of accounting change	(4,015)
Goodwill acquisition costs	23,144
Foreign currency exchange rate changes	1,574

Ending balance	$120,832

(7)
Other intangibles—net:

In thousands	At June 30, 2002	At September 30, 2001
Industrial Controls:
Customer relationships:
Amount acquired	$15,780	$15,780
Accumulated amortization	(2,147)	(1,753)

	13,633	14,027

Other:
Amount acquired	16,259	16,444
Accumulated amortization	(1,475)	(778)

	14,784	15,666

Total	$28,417	$29,693

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(3,886)	(3,172)

	24,661	25,375

Other:
Amount acquired	11,785	16,708
Accumulated amortization	(2,436)	(2,645)

	9,349	14,063

Total	$34,010	$39,438

(7)
Other intangibles—net (continued):

In thousands	At June 30, 2002	At September 30, 2001
Consolidated:
Customer relationships:
Amount acquired	$44,327	$44,327
Accumulated amortization	(6,033)	(4,925)

	38,294	39,402

Other:
Amount acquired	28,044	33,152
Accumulated amortization	(3,911)	(3,423)

	24,133	29,729

Total	$62,427	$69,131

        Amortization expense associated with current intangibles is expected to be approximately $3,070,000 for each year 2002-2007.

        (8)  In October 2001 and January 2002, we entered into interest rate swap agreements with notional amounts totaling $50,000,000 to hedge against changes in the fair market value of a portion of our long-term debt. The debt we hedged has a fixed interest rate of 6.39% and principal payments through fiscal 2012. Under the agreements, we will pay interest at floating rates based on LIBOR. We have designated the swap agreements as fair value hedges and have assessed the hedges as having no ineffectiveness. The fair value of the interest rate swaps are included in other liabilities with a balance of $65,000 and the carrying value of the related long-term debt has been reduced by a similar amount.

(9)
Accounts payable and other accrued expenses:

In thousands	At June 30, 2002	At September 30, 2001
Accounts payable	$23,194	$27,613
Salaries and other member benefits	19,303	31,872
Deferred compensation	8,788	7,481
Other items—net	25,171	24,214

	$76,456	$91,180

        Included in salaries and other member benefits are termination benefits and other termination related costs of $424,000. In the first and second quarters of the fiscal year ending September 30, 2002, we accrued and expensed $5,312,000, of which payments totaling $4,888,000 involving 202 members have been made. Aircraft Engine Systems accounted for $3,422,000 of the total expense, which was incurred in the first quarter. These terminations were made to better align both capacity and cost structure with current business prospects and involved 141 members, predominantly in manufacturing functions. Industrial Controls accounted for $1,890,000 of the total expense, of which $767,000 was incurred in the first quarter and $1,123,000 was incurred in the second quarter. These terminations were made to consolidate certain manufacturing and administrative activities into fewer locations and involved 32 members in the first quarter and 41 members in the second quarter from both manufacturing and administrative functions.

(10)
Accumulated other comprehensive earnings:

In thousands	At or for the nine months ended June 30, 2002
Accumulated foreign currency translation adjustments:
Beginning balance	$2,420
Translation adjustments	4,100
Taxes associated with translation adjustments	(1,558)

Ending balance	4,962

Accumulated unrealized derivative losses:
Beginning balance	(1,374)
Reclassification to interest expense, net of income taxes	113

Ending balance	(1,261)

Accumulated other comprehensive earnings	$3,701

(11)
Total comprehensive earnings:

	Three months ended June 30,		Nine months ended June 30,
In thousands	2002	2001	2002	2001
Net earnings	$14,611	$13,728	$39,464	$37,308
Foreign currency translation adjustments, net of tax	4,389	(2,530)	2,542	(2,927)
Reclassification of unrealized losses on derivatives to earnings	40	—	113	—

Total comprehensive earnings	$19,040	$11,198	$42,119	$34,381

        (12) We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. We have accruals of approximately $1,000,000 at June 30, 2002, related to such matters. These accruals are based on our current estimate of the most likely amount of losses that we believe will be incurred. These amounts have been included in accounts payable and accrued expenses.

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

(13)
Segment information:

	Three months ended June 30,		Nine months ended June 30,
In thousands	2002	2001	2002	2001
Industrial Controls:
External net sales	$105,771	$104,113	$317,922	$282,338
Intersegment sales	197	10	604	559

Segment earnings	$12,145	$16,108	$37,540	$41,946
Goodwill-related amortization	—	444	—	1,321

Adjusted segment earnings	$12,145	$16,552	$37,540	$43,267

Aircraft Engine Systems:
External net sales	$66,117	$78,395	$209,483	$221,076
Intersegment sales	540	818	1,602	2,432

Segment earnings	$15,288	$15,227	$45,253	$41,884
Goodwill-related amortization	—	647	—	1,940

Adjusted segment earnings	$15,288	$15,874	$45,253	$43,824

        The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three months ended June 30,		Nine months ended June 30,
In thousands	2002	2001	2002	2001
Total segment earnings	$27,433	$31,335	$82,793	$83,830
Interest expense and interest income	(1,095)	(1,505)	(3,446)	(5,452)
Unallocated corporate expenses	(2,772)	(7,449)	(13,377)	(17,214)

Consolidated earnings before income taxes and cumulative effect of accounting change	$23,566	$22,381	$65,970	$61,164

        Segment assets were as follows:

In thousands	At June 30, 2002	At September 30, 2001
Industrial Controls	$307,273	$283,072
Aircraft Engine Systems	229,651	241,002

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

        Statements in this discussion and analysis concerning the company's future sales, earnings, business performance, prospects, and the economy in general reflect current expectations and are forward-looking statements that involve risks and uncertainties. Actual results could differ materially from projections or any other forward-looking statement and we have no obligation to update our forward-looking statements. Factors that could affect performance and could cause results to differ materially from projections and forward-looking statements are described in the cautionary statement referred to above.

Results of Operations

        Our results of operations are discussed and analyzed by segment. We have operating two segments—Industrial Controls and Aircraft Engine Systems. Industrial Controls provides energy control systems and components primarily to OEMs (original equipment manufacturers) of industrial engines, turbines, and other power equipment. Aircraft Engine Systems provides energy control systems and components primarily to OEMs of aircraft engines.

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

Industrial Controls

	Three months ended June 30,		Nine months ended June 30,
In thousands	2002	2001	2002	2001
External net sales	$105,771	$104,113	$317,922	$282,338
Adjusted segment earnings	12,145	16,552	37,540	43,267

        External net sales for Industrial Controls increased in both the three months and nine months ended June 30, 2002, as compared to the same periods last year. Sales growth primarily reflects market share gains across most product lines as a result of acquisitions and new product introductions over the last year. In addition, a series of shipments that included lower-profit purchased components increased revenues. That order was substantially completed in the third quarter. However, sales of our core manufactured products decreased due to continued lower shipment volumes at virtually all our OEM customers. Most significantly, we have seen a decrease in demand for large gas turbines, particularly aeroderivative turbines, used in power generation. Demand for these products, which have been strong over the last two years, began declining in this year's second quarter as investors and companies became more cautious in the energy sectors of the economy.

        The acquisition of the Bryce diesel fuel injection business of Delphi Automotive Systems in the third quarter of 2001 has had a positive impact on Industrial Controls' sales in 2002. To a lesser degree, our acquisition of the capital stock of Leonhard-Reglerbau Dr.-Ing. Adolf Leonhard GmbH and certain net assets of Nolff's Carburetion, Inc. in this year's second quarter positively impacted sales. Leonhard-Reglerbau specializes in the design, manufacture, and sales of control, protection, and monitoring devices for power generation equipment. Nolff's Carburetion manufactures and sells natural gas and propane fuel systems for small industrial engines. As a result of these three acquisitions, our sales increased by $8.7 million in the three-month period and $20.8 million in the nine-month period ended June 30, 2002.

        Industrial Controls' segment earnings, as adjusted to eliminate goodwill-related amortization from last year's reported earnings, decreased in both the three months and nine months ended June 30, 2002, as compared to the same periods last year. Reduced sales volumes of our core manufactured products, combined with lower profits that resulted from sales of purchased components used in alternative fuel systems in the transportation market, were the primary contributors to reduced margins. For the full nine-month period, we have also invested in new product development at levels higher than last year.

        We expensed and accrued $1.9 million for the planned termination of 73 members involved in manufacturing and administrative functions in the first six months of the current year. The terminations are the result of consolidating certain manufacturing and administrative activities into fewer locations. At the end of June 2002, 63 members had been terminated and paid and we expect to complete the remaining terminations and make related payments by the end of the second quarter of fiscal 2003.

        Outlook:    Our long-term growth strategies continue to serve us well. We are increasing our customer base and providing increased content per engine; unfortunately, those achievements are currently offset by a decline in orders overall. The current resistance to capital spending on power generation projects, while certainly temporary, may continue to impact our turbine product sales for some time. In addition, we do not anticipate resumed growth in our other market sectors until signs of economic recovery are more evident. Once that begins, however, we are well positioned to benefit.

Aircraft Engine Systems

	Three months ended June 30,		Nine months ended June 30,
In thousands	2002	2001	2002	2001
External net sales	$66,117	$78,395	$209,483	$221,076
Adjusted segment earnings	15,288	15,874	45,253	43,824

        External net sales for Aircraft Engine Systems decreased in both the three months and nine months ended June 30, 2002, as compared to the same periods last year. The decrease in sales is attributed to the effects of reduced commercial airline traffic since September 2001 on both OEM and aftermarket sales, although demand for our aftermarket services have been better than we expected. Also, increased military sales have partially offset sales declines in our commercial markets.

        We recently renewed or expanded long term agreements with several of our larger customers, such as GE Aircraft Engines. We are also developing product improvement packages and expanding our aftermarket service capabilities to target high-growth markets such as China.

        Aircraft Engine Systems' segment earnings, as adjusted to eliminate goodwill-related amortization from last year's reported earnings, decreased slightly in the three months ended June 30, 2002 and increased in the nine months ended June 30, 2002, as compared to the same periods last year. Segment earnings reflect aggressive productivity enhancements and cost-control measures in response to the decreased sales volume, as well as a favorable sales mix.

        We expensed and accrued $3.4 million for the planned termination of 141 members involved predominantly in manufacturing activities in this year's first quarter, which represents approximately 9% of Aircraft Engine Systems' workforce. The terminations were to better align both capacity and cost structure with current business prospects. At the end of the nine months, all but two terminations and related payments had occurred.

        Outlook:    We believe demand for civil aircraft products will remain soft over the next several quarters. However, we believe the quality-enhancement and expense control strategies, particularly Six Sigma, which have helped manage costs during these difficult times will help improve operational performance in the future. We also maintain strong customer relationships, have long term agreements in place with several of our larger customers, and are developing product improvement packages and expanding our aftermarket service capabilities to target growing markets. We therefore expect proportionate sales increases when the industry improves.

Nonsegment Expenses and Gain

	Three months ended June 30,		Nine months ended June 30,
In thousands	2002	2001	2002	2001
Interest expense	$1,214	$1,652	$3,923	$6,167
Interest income	(119)	(147)	(477)	(715)
Corporate expenses	2,772	7,449	13,377	17,214

        Interest expense decreased in both the three months and nine months ended June 30, 2002, as compared to the corresponding periods last year because we had lower levels of average outstanding debt and lower average interest rates.

        Corporate expenses decreased in both the three months and nine months ended June 30, 2002, as compared to the corresponding periods last year primarily due to changes in deferred compensation expense, which is dependent on the market price of the company's common stock. Certain key management members may elect to defer the payment of a portion of their compensation to future periods. These deferrals are recorded as deferred compensation, and individual member balances are increased or decreased as if they were held in specified investments, including common stock of the company. We have not set aside investments to offset these deferred compensation obligations.

Earnings

	Three months ended June 30,		Nine months ended June 30,
In thousands except per share amounts	2002	2001	2002	2001
Adjusted earnings before income taxes and cumulative effect of accounting change	$23,566	$23,472	$65,970	$64,425
Adjusted income taxes	8,955	9,046	24,017	25,044

Adjusted earnings before cumulative effect of accounting change	14,611	14,426	41,953	39,381
Cumulative effect of accounting change, net of income taxes	—	—	(2,489)	—

Adjusted net earnings	$14,611	$14,426	$39,464	$39,381

Basic per share amounts:
Adjusted earnings before cumulative effect of accounting change	$1.29	$1.27	$3.70	$3.48
Adjusted net earnings	$1.29	$1.27	$3.48	$3.48

Diluted per share amounts:
Adjusted earnings before cumulative effect of accounting change	$1.26	$1.24	$3.62	$3.41
Adjusted net earnings	$1.26	$1.24	$3.41	$3.41

        Earnings before the cumulative effect of accounting change, as adjusted to eliminate goodwill-related amortization and associated income taxes from last year's reported earnings, increased in both the three months and nine months ended June 30, 2002, as compared to the same periods last year. Income taxes for the nine months ended June 30, 2002, were impacted by a reduction in valuation allowances provided on deferred tax assets, reducing our overall effective income tax rate to 36.4% for the nine months ended June 30, 2002, as compared to 38.9% for the same period last year. The reduction in valuation allowances was associated with a transfer of our interest in a joint venture. We expect the rate for the remainder of the year to be about 38%.

        Net earnings, as adjusted to eliminate goodwill-related amortization and associated income taxes from last year's reported earnings, increased slightly in both the three and nine months ended June 30, 2002, as compared to the same periods last year. In this year's first quarter, we reported a cumulative effect of accounting change related to our October 1, 2001, adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles." We completed the transitional goodwill impairment reviews required by the new standards and determined that one of our Industrial Controls' reporting units had a goodwill carrying value that exceeded its estimated implied fair value. The cumulative effect of accounting change reflects the write-down of the goodwill, net of income taxes, to its implied fair value. In performing our impairment reviews, we estimated the fair value of the various reporting units using a present value method that discounted future cash flows as we expect marketplace participants would, and we further assessed the reasonableness of the estimates by using valuation methods based on market multiples.

        The adjustment to eliminate goodwill-related amortization and associated income taxes from last year's reported earnings increased both earnings before the cumulative effect of accounting change and net earnings by $0.7 million, or $0.06 per share on both a basic and diluted share basis, for the three-month period and $2.1 million, or $.18 per basic and diluted share for the nine-month period last year. Goodwill-related amortization includes amortization expense associated with all intangibles currently classified as goodwill.

        Outlook:    Based on an updated review of our outlook, we reaffirm our previous belief that consolidated earnings in 2002 are expected to approximate those of 2001, within a range of plus or minus 5%. However, as we communicated last quarter, we expect the earnings will more likely be in the lower part of that range because the current economic downturn has had a more significant impact on our customers' engine shipments than we had first anticipated. For this outlook, we are using an earnings measurement before the cumulative effect of the accounting change and after adjustments to eliminate goodwill-related amortization from last year's reported amounts. Goodwill-related amortization, net of income taxes, totaled $2.9 million in fiscal 2001.

Financial Condition

        Our discussion and analysis of financial condition is presented by segment for assets. We also separately discuss and analyze other balance sheet measures and cash flows. Together, this discussion and analysis will help you assess our liquidity and capital resources, as well as understand changes in our financial condition.

Assets

In thousands	At June 30, 2002	At September 30, 2001
Segment assets:
Industrial Controls	$307,273	$283,072
Aircraft Engine Systems	229,651	241,002
Nonsegment assets	57,681	60,554

Total assets	$594,605	$584,628

        Changes in Industrial Controls' segment assets were caused primarily by business acquisitions. Increases caused by these acquisitions were partially offset by reductions in accounts receivable due to the normal variability in the timing of shipments and collections. Changes in Aircraft Engine Systems'

segment assets were caused by reductions in inventories, receivables, and capital expenditures due to lower levels of business activity.

Other Balance Sheet Measures

In thousands	At June 30, 2002	At September 30, 2001
Working capital	$145,593	$123,744
Long-term debt, less current portion	76,935	77,000
Other liabilities	52,490	51,042
Commitments and contingencies	—	—
Shareholders' equity	352,800	318,862

        Increases in working capital (current assets less current liabilities) from September 30, 2001, are primarily attributable to reductions in accrued expenses for variable compensation plans and certain defined contribution plans, which accumulate throughout the year and are paid in our first quarter. The timing of payments associated with income taxes also impacted working capital. The increase in shareholders' equity over the September 30, 2001, amount was primarily due to the excess of net earnings over dividends.

        At June 30, 2002, required future principal payments of long-term debt total $12.5 million for the year ending June 30, 2003, $2.0 million for the two years ending June 30, 2005, $21.4 million for the two years ending June 30, 2007, and $53.6 million thereafter. In addition, a fair value hedge accounting adjustment reduced long-term debt by $0.1 million.

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

        We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. Further discussion of these matters is in Note 12 in the notes to consolidated financial statements.

Cash Flows

	Nine Months Ended June 30,
In thousands	2002	2001
Net cash provided by operating activities	$54,115	$44,499
Net cash used in investing activities	(41,769)	(50,504)
Net cash provided by (used in) financing activities	(10,783)	3,766

        Net cash provided by operating activities increased in this year's first nine months compared to the first nine months last year. Earnings before the cumulative effect of accounting change, which was a non-cash change, increased in this year's nine-month period over last year. The remaining difference is accounted for by changes in operating assets and liabilities in this year's nine-month period relative to the same period last year.

        Changes in net cash used in investing activities are primarily related to differences in the amount of cash used for business acquisitions. In the nine-month period this year, we acquired the capital stock of Leonhard-Reglerbau Dr.-Ing. Adolf Leonhard GmbH and we acquired certain assets and assumed certain liabilities of Nolff's Carburetion, Inc. In the nine-month period last year, we acquired the stock of Hoeflich Controls, Inc. and certain related assets, and acquired certain assets and assumed certain liabilities of the Bryce diesel fuel injection business of Delphi Automotive Systems.

        Changes in cash provided by or used in financing activities reflect net debt reductions in the first nine months this year compared to net borrowings in the same nine-month period last year. These changes are directly related to cash flows provided from operations and used in investing activities.

        Among the cash provided by financing activities in this year's nine months were the proceeds from new debt totaling $75 million. These new senior notes have a ten-year term, and the principal is payable in seven equal annual installments beginning in 2006. A portion of the proceeds from the new borrowings was used to pay $60 million of term notes that were due in 2002 and 2003. We were also able to pay down borrowing on our revolving lines of credit during the third quarter of fiscal 2002.

        Outlook: Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months. We expect to replace the current $150.0 million facility, of which only $10.0 million was outstanding at June 30, 2002, with a new revolving line of credit facility prior to its expiration on June 15, 2003. Furthermore, our financing activities in the first nine months of this year have enhanced our liquidity for several years by delaying principal payment requirements for $60 million of debt from the fiscal 2002-2003 timeframe to the fiscal 2006-2012 timeframe. However, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

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

Goodwill-related amortization and associated income taxes for each quarter in the year ended September 30, 2001, were as follows:

	2001 Fiscal Quarters
In thousands	First	Second	Third	Fourth
Industrial Controls	$431	$446	$444	$570
Aircraft Engine Systems	647	646	647	647

Consolidated	1,078	1,092	1,091	1,217
Income taxes	397	398	393	415

Goodwill-related amortization, net of income taxes	$681	$694	$698	$802

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks, which have not changed significantly over the past nine months, are discussed more fully in the Management's Discussion and Analysis on page 21 of our 2001 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2001.

Part II

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits Filed as Part of This Report

        None.

  (b)
  Reports Filed on Form 8-K During the Third Quarter of the Fiscal Year Ending September 30, 2002.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY
August 2, 2002	/s/ JOHN A. HALBROOK John A. Halbrook, President and Chief Executive Officer
August 2, 2002	/s/ STEPHEN P. CARTER Stephen P. Carter, Vice President, Chief Financial Officer and Treasurer

QuickLinks

TABLE OF CONTENTS
  Part I
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES