Form 10-K
period 2002-09-30
WOODWARD GOVERNOR CO
filed 2002-12-09
CIK 108312

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        There were 11,334,146 shares of common stock with a par value of $.00875 per share outstanding at November 19, 2002. The aggregate market value of the voting stock held by non-affiliates was approximately $365,289,894 at November 20, 2002 (such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust, or the Woodward Governor Company Charitable Trust).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our annual report to shareholders for the fiscal year ended September 30, 2002 (2002 Annual Report), are incorporated by reference into Parts I, II and IV of this filing, to the extent indicated.

        Portions of our proxy statement dated December 6, 2002, are incorporated by reference into Part III of this filing, to the extent indicated.

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

        Information about our operations in 2002 and outlook for the future, including certain segment information, is included in "Management's Discussion and Analysis" on pages 18 through 27 of our 2002 Annual Report, incorporated here by reference. Additional segment information and certain geographical information is included in Note S to the Consolidated Financial Statements, on pages 42 through 43 of our 2002 Annual Report, incorporated here by reference. Other information about our business follows.

  Industrial Controls

        We provide energy control systems and components through Industrial Controls, primarily to OEMs of industrial engines, turbines, and other power equipment. We also sell components as spares or replacements, and provide other related services to these customers and other customers. In 2002, our largest customer was General Electric Company, accounting for about 35% of Industrial Controls' sales.

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

        During 2002, we acquired Leonard-Reglerbau Dr.-Ing. Adolf Leonhard GmbH and Nolff's Carburetion, Inc. to enhance our capabilities using technologies that can be leveraged to existing systems, power equipment, and market applications.

        We believe Industrial Controls has a significant competitive position within the market for energy control systems and components for industrial engines, turbines, and other power equipment. We compete with as many as 10 other independent manufacturers and with the in-house control operations of OEMs. While published information is not available in sufficient detail to enable an accurate assessment, we believe we hold a strong position among the independent manufacturers for power generation, transportation, and process industries markets. Companies compete principally on price, quality, and customer service. We also see increasing demand for products that result in lower environmental emissions, particularly in gas turbine applications. In our opinion, our prices are generally competitive and our quality, customer service, and technology used in products to reduce emissions are favorable competitive factors.

        Industrial Controls' backlog orders were approximately $74 million at October 31, 2002, approximately 94% of which we expect to fill by September 30, 2003. Last year, Industrial Controls'

backlog orders were $96 million at October 31, 2001, approximately 95% of which we expected to fill by September 30, 2002. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

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

  Aircraft Engine Systems

        We provide energy control systems and components through Aircraft Engine Systems, primarily to OEMs of aircraft engines for use in those engines. We also sell components as spares or replacements, and provide repair and overhaul services to these customers and other customers. In 2002, our largest customer was General Electric Company, accounting for about 26% of Aircraft Engine Systems' sales.

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

        Aircraft Engine Systems' backlog orders were $136 million at October 31, 2002, approximately 81% of which we expect to fill by September 30, 2003. Last year, Aircraft Engine Systems' backlog orders were $177 million at October 31, 2001, approximately 77% of which we expected to fill by September 30, 2002. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

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

  Other Matters

        We spent approximately $36.7 million for company-sponsored research and development activities in 2002, $30.4 million in 2001, and $29.1 million in 2000. These expenses were incurred by both Industrial Controls and Aircraft Engine Systems.

        We are currently involved in matters of litigation arising from the normal course of business, including certain environmental matters. These matters are discussed in Note Q to the Consolidated Financial Statements on page 41 of our 2002 Annual Report, incorporated here by reference. We do not believe that compliance with provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on our financial condition and competitive position, although such matters could have a material effect on our quarterly or annual operating results and cash flows (including capital expenditures) in a future period. We are not aware of any material capital expenditures that we will make for environmental control facilities through September 30, 2003.

        We employed about 3,329 people at October 31, 2002.

        This report and the 2002 Annual Report, sections of which have been incorporated by reference, contain forward-looking statements and should be read with the "Cautionary Statement" on page 46 of the 2002 Annual Report, incorporated here by reference.

Item 2. Properties

        Our principal plants are as follows:

  United States

  Fort Collins, Colorado—Industrial Controls manufacturing
  Loveland, Colorado—Industrial Controls manufacturing and partially leased to a third party
  Rockford, Illinois—Aircraft Engine Systems manufacturing and corporate offices
  Rockton, Illinois—Aircraft Engine Systems manufacturing and repair and overhaul
  Memphis, Michigan (leased)—Industrial Controls manufacturing
  Zeeland, Michigan—Aircraft Engine Systems manufacturing
  Buffalo, New York—Aircraft Engine Systems manufacturing
  Greenville, South Carolina (leased)—Industrial Controls manufacturing

  Other Countries

  Aken, Germany (leased)—Industrial Controls manufacturing
  Stuttgart, Germany (leased)—Industrial Controls manufacturing
  Tomisato, Chiba, Japan—Industrial Controls manufacturing
  Hoofddorp, The Netherlands—Industrial Controls manufacturing
  Cheltenham, England, United Kingdom—Industrial Controls manufacturing
  Prestwick, Scotland, United Kingdom (leased)—Aircraft Engine Systems repair and overhaul

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

Item 3. Legal Proceedings

        We are currently involved in environmental litigation. These matters are discussed in Note Q to the Consolidated Financial Statements on page 41 of our 2002 Annual Report, incorporated here by reference.

Item 4. Submission of Matters to a Vote of Shareholders

        There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended September 30, 2002.

Part II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

        Our common stock is listed on the Nasdaq National Market and at November 19, 2002, there were 1,538 holders of record. Cash dividends were declared quarterly during 2002 and 2001. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2002 and 2001 are included in the "Selected Quarterly Financial Data" on page 46 of the 2002 Annual Report, incorporated here by reference.

Item 6. Selected Financial Data

        "Selected Financial Data" is included on pages 44 through 45 of our 2002 Annual Report, incorporated here by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        "Management's Discussion and Analysis" is included on pages 18 through 27 of our 2002 Annual Report, incorporated here by reference. This discussion should be read with the consolidated financial statements on pages 28 through 43 of our 2002 Annual Report and the "Cautionary Statement" on page 46 of our 2002 Annual Report, both incorporated here by reference.

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk

        Disclosures about market risk are included under the captions "Other Matters—Market Risks" on pages 26 through 27 of our 2002 Annual Report, incorporated here by reference.

Item 8. Financial Statements and Supplementary Data

        Consolidated financial statements and schedules, as listed in Item 15(a) and excluding the two items listed under the caption "Other Financial Statement Schedules", are incorporated here by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements on accounting principles and financial disclosure. PricewaterhouseCoopers LLP, or its predecessors, have been our independent accountants since 1940.

Part III

Item 10. Directors and Executive Officers of the Registrant

  Executive Officers:

  John A. Halbrook, age 57—chairman and chief executive officer since January 1995; chief executive officer and president November 1993 through January 1995; president November 1991 through November 1993.

  Thomas A. Gendron, age 41—president and chief operating officer since September 2002; vice president and general manager of Industrial Controls June 2001 through September 2002; vice president of Industrial Controls April 2000 through May 2001; director of global marketing and Industrial Controls' business development February 1999 through March 2000; and marketing and product support manager of Aircraft Engine Systems November 1990 through January 1999.

  Stephen P. Carter, age 51—vice president, chief financial officer and treasurer since January 1997; vice president and treasurer September 1996 through January 1997; and assistant treasurer January 1994 through September 1996.

  Ronald E. Fulkrod, age 58—vice president of the company since June 2001, vice president of Industrial Controls April 2000 through May 2001; vice president of Industrial Controls' operations January 1997 through March 2000; and vice president of the company January 1993 through December 1996.

  C. Phillip Turner, age 61—vice president and general manager of Aircraft Engine Systems since 1988.

  Carol J. Manning, age 52—secretary since June 1991.

  With the exception of Mr. Gendron all executive officers were elected to their current positions at the January 23, 2002, Board of Directors meeting to serve until the January 22, 2003, Board of Directors meeting, or until their successors have been elected. Mr. Gendron was elected to his current position at the September 25, 2002, Board of Directors meeting to serve until the January 22, 2003, Board of Directors meeting.

  Other information regarding our directors and executive officers is under the captions "Board of Directors" on pages 7 through 9 and "Share Ownership of Management—Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of our proxy statement dated December 6, 2002, incorporated here by reference.

Item 11. Executive Compensation

        Executive compensation is under the captions "Board Meetings and Committees—Director Compensation" on page 10, "Executive Compensation" on pages 14 through 15, "Stock Options" on page 16, and "Long-Term Management Incentive Compensation Plan Awards" on page 17 of our proxy statement dated December 6, 2002, incorporated here by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned "Share Ownership of Management" on page 11, "Persons Owning More than Five Percent of Woodward Stock" on page 12 and "Stock Options—Equity Compensation Plan Information" on page 16 of our proxy statement dated December 6, 2002, incorporated here by reference.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is under the caption "Board Meetings and Committees—Director Compensation" on page 10 of our proxy statement dated December 6, 2002, incorporated here by reference.

Item 14. Controls and Procedures

        We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. John A. Halbrook, our chairman of the board and chief executive officer, and Stephen P. Carter, our vice president, chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of October 30, 2002. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed. Since their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	Annual Report to Shareholders Page
Annual report to shareholders for the fiscal year ended September 30, 2002, filed as Exhibit 13 to this Form 10-K and incorporated by reference:
Management's Responsibility for Financial Statements		17
Statements of Consolidated Earnings for the years ended September 30, 2002, 2001, and 2000		28-29
Consolidated Balance Sheets at September 30, 2002 and 2001		30
Statements of Consolidated Shareholders' Equity for the years ended September 30, 2002, 2001, and 2000		31
Statements of Consolidated Cash Flows for the years ended September 30, 2002, 2001, and 2000		32
Notes to Consolidated Financial Statements		33-43
Report of Independent Accountants		43
Selected Quarterly Financial Data		46
Other Financial Statement Schedules, included with this filing:
Report of Independent Accountants	S-1
Valuation and Qualifying Accounts	S-2

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

With the exception of the consolidated financial statements and the reports of independent accountants listed in the above index, and the information referred to in Items 1, 3, 5, 6, 7, 7a, and 8, all of which is included in the 2002 Annual Report to Shareholders of Woodward Governor Company and incorporated by reference into this Form 10-K Annual Report, the 2002 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

        (b) Reports Filed on Form 8-K During the Fourth Quarter of the Fiscal Year Ended September 30, 2002. None

        (c) Exhibits Filed as Part of This Report

(3)	(i)	Articles of Incorporation	Filed as Exhibit 3(i) to Form 10-K for the year ended September 30, 1999, incorporated here by reference.
	(ii)	By-laws	Filed as an exhibit
(4)	Instruments defining the rights of security holders, including indentures		(a) Note Purchase Agreement dated October 15, 2001, filed as an exhibit to Form 10-Q for the quarter ended December 31, 2001, incorporated here by reference.

(b) Instruments with respect to the ESOP debt guarantee are not being filed, as it does not exceed 10 percent of our assets. We agree to furnish a copy of each instrument to the Commission upon request.
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

(g) Form of Outside Director Stock Purchase Agreement with Michael H. Joyce and Rodney O'Neal, and filed as Exhibit 10(g) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.
(h) Form of Outside Director Stock Purchase Agreement with Paul Donovan, filed as Exhibit 10(h) to Form 10-K for the year ended September 30, 2001, incorporated here by reference.
(i) 2002 Stock Option Plan, effective January 1, 2002 filed as Exhibit 10 (iii) to Form 10-Q for the quarter ended March 31, 2002, incorporated here by reference
(j) Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as an exhibit.
(11)	Statement on computation of earnings per share	Included in Note E of Notes to Consolidated Financial Statements, included in 2002 Annual Report, incorporated here by reference.

(13)	Annual report to shareholders for the fiscal year ended September 30, 2002	Except as specifically incorporated by reference, report is furnished solely for the information of the Commission and is not deemed "filed" as part of this report.
(21)	Subsidiaries	Filed as an exhibit.
(23)	Consents of Independent Accountants	Filed as an exhibit.
(99)	(i) Additional exhibit—description of annual report graphs	Filed as an exhibit.
	(ii) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as an exhibit.

SIGNATURES

        This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the financial statements referenced have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and members of Woodward Governor Company. This has been done under the general supervision of Stephen P. Carter, vice president, chief financial officer and treasurer. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, as indicated in their report in the annual report to shareholders for the fiscal year ended September 30, 2002.

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

WOODWARD GOVERNOR COMPANY
/s/ JOHN A. HALBROOK John A. Halbrook Director, Chairman of the Board and Chief Executive Officer
Date: December 2, 2002
/s/ STEPHEN P CARTER Stephen P. Carter Vice President, Chief Financial Officer and Treasurer
Date November 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. GRANT BEADLE J. Grant Beadle	Director	December 2, 2002
/s/ JOHN D. COHN John D. Cohn	Director	December 2, 2002
/s/ PAUL DONOVAN Paul Donovan	Director	December 2, 2002

Lawrence E. Gloyd	Director
/s/ J. PETER JEFFREY J. Peter Jeffrey	Director	November 29, 2002
/s/ MICHAEL H. JOYCE Michael H. Joyce	Director	December 3, 2002
/s/ RODNEY O'NEAL Rodney O'Neal	Director	December 3, 2002
/s/ MARY L. PETROVICH Mary L. Petrovich	Director	November 29, 2002
/s/ JAMES R. RULSEH James R. Rulseh	Director	December 2, 2002
/s/ MICHAEL T. YONKER Michael T. Yonker	Director	December 2, 2002

CERTIFICATIONS

I, John A. Halbrook, certify that:

1.
I have reviewed this annual report on Form 10-K of Woodward Governor Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 2, 2002

/s/ JOHN A. HALBROOK
John A. Halbrook Director, Chairman of the Board and Chief Executive Officer

I, Stephen P. Carter, certify that:

1.
I have reviewed this annual report on Form 10-K of Woodward Governor Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ STEPHEN P. CARTER
Stephen P. Carter Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Woodward Governor Company

        Our audits of the consolidated financial statements referred to in our report dated October 31, 2002 appearing in the 2002 Annual Report to Shareholders of Woodward Governor Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Chicago, Illinois
October 31, 2002

S-1

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
for the years ended September 30, 2002, 2001, and 2000
(In thousands of dollars)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
DESCRIPTION	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (B)	Deductions (A)	Balance at End of Year
2002:
Allowance for doubtful accounts	$4,720	$(1,535)	$27	$496	$2,716

2001:
Allowance for doubtful accounts	$4,452	$2,780	$(28)	$2,540	$4,720

2000:
Allowance for doubtful accounts	$4,417	$2,348	$73	$2,386	$4,452

NOTE:

(A)
Represents accounts written off during the year and also overseas currency translation adjustments that decreased the deduction from reserves by $28 in 2001 and increased the reserve by $53 in 2002 and $366 in 2000.

(B)
Recovery of accounts previously written-off.

S-2

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Shareholders
Part II
  Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7.A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
Part IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
REPORT OF INDEPENDENT ACCOUNTANTS
WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS for the years ended September 30, 2002, 2001, and 2000 (In thousands of dollars)