Form 10-Q
period 2002-12-31
WOODWARD GOVERNOR CO
filed 2003-01-31
CIK 108312

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of January 24, 2003, 11,185,496 shares of common stock with a par value of $.00875 cents per share were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Statements of Consolidated Earnings
Woodward Governor Company and Subsidiaries

	(Unaudited) Three Months Ended December 31,
(In thousands except per share amounts)	2002	2001
Net Sales	$144,825	$180,653

Costs and expenses:
Cost of goods sold	118,266	141,368
Selling, general, and administrative expenses	14,797	14,928
Amortization of intangibles	1,017	768
Interest expense	1,194	1,379
Interest income	(109)	(113)
Other expense (income)-net	(444)	196

Total costs and expenses	134,721	158,526

Earnings before income taxes and cumulative effect of accounting change	10,104	22,127
Income taxes	3,839	8,408

Earnings before cumulative effect of accounting change	6,265	13,719
Cumulative effect of accounting change, net of income taxes	—	(2,489)

Net earnings	$6,265	$11,230

Basic per share amounts:
Earnings before cumulative effect of accounting change	$0.55	$1.21
Cumulative effect of accounting change, net of income taxes	—	(0.22)

Net earnings	$0.55	$0.99

Diluted per share amounts:
Earnings before cumulative effect of accounting change	$0.55	$1.19
Cumulative effect of accounting change, net of income taxes	—	(0.22)

Net earnings	$0.55	$0.97

Weighted-average number of shares outstanding:
Basic	11,306	11,323
Diluted	11,457	11,554

Cash dividends per share	$0.2325	$0.2325

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Woodward Governor Company and Subsidiaries

(In thousands except per share amounts)	(Unaudited) At December 31, 2002	At September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$28,096	$29,828
Accounts receivable, less allowance for losses of $2,554 for December and $2,717 for September	69,442	76,406
Inventories	125,811	127,112
Deferred income taxes	13,787	15,340

Total current assets	$237,136	248,686

Property, plant, and equipment, at cost:
Land	8,139	8,046
Buildings and improvements	137,740	136,771
Machinery and equipment	243,750	242,487
Construction in progress	1,054	3,312

	390,683	390,616
Less accumulated depreciation	270,371	266,994

Property, plant, and equipment—net	120,312	123,622

Goodwill	115,719	115,265
Other intangibles—net	65,915	66,762
Other assets	10,648	10,175
Deferred income taxes	16,788	17,885

Total assets	$566,518	$582,395

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$14,624	$16,185
Current portion of long-term debt	2,000	2,000
Accounts payable and accrued expenses	61,115	74,995
Income taxes payable	3,759	3,194

Total current liabilities	81,498	96,374

Long-term debt, less current portion	78,367	78,192
Other liabilities	53,219	52,928
Commitments and contingencies	—	—

Shareholders' equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	13,473	13,542
Unearned ESOP compensation	(1,564)	(1,418)
Accumulated other comprehensive earnings	4,208	2,823
Retained earnings	363,344	359,556

	379,567	374,609
Less treasury stock, at cost	26,133	19,708

Total shareholders' equity	353,434	354,901

Total liabilities and shareholders' equity	$566,518	$582,395

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows
Woodward Governor Company and Subsidiaries

	(Unaudited) Three Months Ended December 31,
(In thousands)	2002	2001
Cash flows from operating activities:
Net earnings	$6,265	$11,230

Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net of income taxes	—	2,489
Depreciation and amortization	7,740	7,797
Net loss on sale of property, plant, and equipment	47	144
ESOP compensation expense	(146)	(155)
Deferred income taxes	1,827	1,321
Reclassification of unrealized losses on derivatives to earnings	43	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	7,634	10,702
Inventories	2,155	(3,077)
Accounts payable and accrued expenses	(14,310)	(17,780)
Income taxes payable	773	(8,392)
Other—net	(23)	(282)

Total adjustments	5,740	(7,233)

Net cash provided by operating activities	12,005	3,997

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(2,865)	(5,580)
Proceeds from sale of property, plant, and equipment	85	65

Net cash used in investing activities	(2,780)	(5,515)

Cash flows from financing activities:
Cash dividends paid	(2,635)	(2,632)
Proceeds from sales of treasury stock	185	68
Purchases of treasury stock	(6,679)	—
Net payments from borrowings under revolving lines	(2,063)	(9,355)
Proceeds from long-term debt	—	75,000
Payments of long-term debt	—	(60,000)

Net cash provided by (used in) financing activities	(11,192)	3,081

Effect of exchange rate changes on cash	235	869

Net change in cash and cash equivalents	(1,732)	2,432
Cash and cash equivalents, beginning of year	29,828	10,542

Cash and cash equivalents, end of period	$28,096	$12,974

Supplemental cash flow information:
Interest expense paid	$570	$396
Income taxes paid	$1,294	$14,539

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)
Overview:

        The consolidated balance sheet as of December 31, 2002, the statements of consolidated earnings for the three-month periods ended December 31, 2002 and 2001, and the statements of consolidated cash flows for the three-month periods ended December 31, 2002 and 2001, were prepared by the company without audit. The September 30, 2002, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of December 31, 2002, the results of its operations for the three-month periods ended December 31, 2002 and 2001, and its cash flows for the three-month periods ended December 31, 2002 and 2001. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 2002 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 33-43 of the 2002 annual report to shareholders. The statement of consolidated earnings for the three-month period ended December 31, 2002, is not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2)
Cumulative Effect of Accounting Change:

        We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and the transition provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," on October 1, 2001. As a result of adopting these new standards, we completed the transitional goodwill impairment reviews required by the new standards and recognized an aftertax loss of $2,489 as a cumulative effect of an accounting change. In performing our impairment reviews, we estimated the fair values of the various reporting units using a present value method that discounted future cash flows as we expect marketplace participants would, and we further assessed the reasonableness of the estimates by using valuation methods based on market multiples. The resulting loss, which was related to an Industrial Controls' reporting unit, was incurred to reduce goodwill to its implied fair value.

(3)
Earnings per share:

	Three months ended December 31,
(In thousands except per share amounts)	2002	2001
Earnings before cumulative effect of accounting change (A)	$6,265	$13,719

Determination of shares:
Weighted-average shares of common stock outstanding (B)	11,306	11,323
Assumed exercise of stock options	151	231

Weighted-average shares of common stock outstanding assuming dilution (C)	11,457	11,554

Earnings before cumulative effect of accounting change:
Basic per share amount (A/B)	$0.55	$1.21
Diluted per share amount (A/C)	$0.55	$1.19

        The following stock options were outstanding during the three months ended December 31, 2002 and 2001, but were not included in the computation of diluted earnings per share because the options'

exercise prices were greater than the average market price of the common shares during the respective periods:

	Three months ended December 31,
	2002	2001
Options	292,979	15,099
Weighted-average exercise price	$49.64	$68.33

(4)
Inventories:

(In thousands)	At December 31, 2002	At September 30, 2002
Raw materials	$2,401	$5,499
Component parts	76,871	77,004
Work in process	26,153	27,095
Finished goods	20,386	17,514

	$125,811	$127,112

(5)
Goodwill:

(In thousands)
Industrial Controls:
Balance at September 30, 2002	$53,143
Foreign currency exchange rate changes	454

Balance at December 31, 2002	$53,597

Aircraft Engine Systems:
Balance at September 30, 2002 and December 31, 2002	$62,122

Consolidated:
Balance at September 30, 2002	$115,265
Foreign currency exchange rate changes	454

Balance at December 31, 2002	$115,719

(6)
Other intangibles—net:

In thousands	At December 31, 2002	At September 30, 2002
Industrial Controls:
Customer relationships:
Amount acquired	$16,780	$16,780
Accumulated amortization	(2,561)	(2,379)

	14,219	14,401

Other:
Amount acquired	20,660	20,487
Accumulated amortization	(2,200)	(1,749)

	18,460	18,738

Total	$32,679	$33,139

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(4,362)	(4,124)

	24,185	24,423

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(2,734)	(2,585)

	9,051	9,200

Total	$33,236	$33,623

Consolidated:
Customer relationships:
Amount acquired	$45,327	$45,327
Accumulated amortization	(6,923)	(6,503)

	38,404	38,824

Other:
Amount acquired	32,445	32,272
Accumulated amortization	(4,934)	(4,334)

	27,511	27,938

Total	$65,915	$66,762

        Amortization expense associated with current intangibles is expected to be approximately $4,100,000 for each year 2003-2006 and approximately $3,900,000 in 2007.

(7)
Accounts payable and accrued expenses:

(In thousands)	At December 31, 2002	At September 30, 2002
Accounts payable	$21,196	$22,739
Salaries and other member benefits	6,749	19,846
Deferred compensation	7,446	7,701
Product warranties	5,877	6,356
Taxes, other than on income	3,713	4,058
Other items—net	16,134	14,295

	$61,115	$74,995

        Included in salaries and other member benefits are accrued termination benefits totaling $2,683,000 for 150 members at December 31, 2002, and $1,389,000 for 36 members at September 30, 2002. During the three months ended December 31, 2002, Industrial Controls accrued termination benefits totaling $554,000 for 13 members and Aircraft Engine Systems accrued termination benefits totaling $2,300,000 for 138 members. Termination benefit payments totaling $1,560,000 were made during the three months ended December 31, 2002. The remaining accrual is expected to be paid over the next three fiscal quarters.

        The termination benefits accrued during the three months ended December 31, 2002, were provided primarily in connection with workforce management programs to better align Industrial Controls' workforce with expected demand and in connection with Aircraft Engine Systems' planned closure and consolidation of a manufacturing facility with another existing facility. The accruals primarily affected cost of goods sold.

        Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. A reconciliation of accrued product warranties from September 30, 2002, to December 31, 2002, follows:

(In thousands)
Balance at September 30, 2002	$6,356
Accruals related to warranties issued during the period	787
Accruals related to pre-existing warranties	(271)
Settlements of amounts accrued	(995)

Balance at December 31, 2002	$5,877

(8)
Accumulated other comprehensive earnings:

        Accumulated other comprehensive earnings, which totaled $4,208,000 at December 31, 2002, consisted of the following items:

(In thousands)	At or for the three months ended December 31, 2002
Accumulated foreign currency translation adjustments:
Balance at beginning of year	$5,243
Translation adjustments	2,165
Taxes associated with translation adjustments	(823)

Balance at end of period	$6,585

Accumulated unrealized derivative losses:
Balance at beginning of year	$(1,220)
Reclassification to interest expense	69
Taxes associated with interest reclassification	(26)

Balance at end of period	$(1,177)

Accumulated minimum pension liability adjustments:
Balance at beginning of year and end of period	$(1,200)

(9)
Total comprehensive earnings:

	Three months ended December 31,
(In thousands)	2002	2001
Net earnings	$6,265	$11,230
Other comprehensive earnings:
Foreign currency translation adjustments	1,342	(1,582)
Reclassification of unrealized losses on derivatives to earnings	43	32

Total comprehensive earnings	$7,650	$9,680

(10)
Contingencies:

        We have entered into agreements with certain executive officers under which we would pay termination benefits under certain circumstances in the event of a change in control of the company.

        We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. We have accrued approximately $1,000,000 at December 31, 2002, related to such matters. These accruals are based on our current estimate of the most likely amount of losses that we believe will be incurred. These amounts have been included in accounts payable and accrued expenses.

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

(11)
Segment information:

	Three months ended December 31,
(In thousands)	2002	2001
Industrial Controls:
External net sales	$78,529	$105,733
Intersegment sales	178	158
Segment earnings	1,670	13,011

Aircraft Engine Systems:
External net sales	$66,296	$74,920
Intersegment sales	674	646
Segment earnings	12,831	14,912

        The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three months ended December 31,
(In thousands)	2002	2001
Total segment earnings	$14,501	$27,923
Unallocated corporate expenses	(3,312)	(4,530)
Interest expense and income	(1,085)	(1,266)

Consolidated earnings before income taxes and cumulative effect of accounting change	$10,104	$22,127

        Segment assets were as follows:

(In thousands)	At December 31, 2002	At September 30, 2002
Industrial Controls	$279,926	$286,302
Aircraft Engine Systems	214,355	219,480

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We prepared the following discussion and analysis to help you better understand our results of operations and financial condition. This discussion should be read with the consolidated financial statements.

        This discussion and analysis should also be read with the cautionary statement of our 2002 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2002. This discussion and analysis contains forward-looking statements, including financial projections, our plans and objectives for the future, expectations for future economic performance, and various other assumptions relating to the future. While such statements reflect our current expectations, all such statements involve risks and uncertainties. Actual results could differ materially from projections or any other forward-looking statement, and we have no obligation to update our forward-looking statements. Important factors that could cause results to differ materially from those projected or otherwise stated are identified in the cautionary statement of our 2002 annual report to shareholders.

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

Industrial Controls

	Three months ended December 31,
(In thousands)	2002	2001
External net sales	$78,529	$105,733
Segment earnings	1,670	13,011

        External net sales for Industrial Controls decreased in this year's first quarter as compared to the first quarter last year, resulting from a severe decline in domestic capital spending on power generation equipment and a downturn in industrial markets generally.

        Industrial Controls' segment earnings decreased in this year's first quarter as compared to the first quarter last year. Earnings were significantly impacted by the reverse leverage effect of reduced sales volume versus fixed costs and development costs considered necessary to satisfy core customers' current and future requirements.

        We incurred expenses totaling $0.6 million in this year's first quarter for the termination of 13 members involved in manufacturing operations to better align staffing levels with expected demand. In last year's first quarter, we incurred expenses totaling $0.8 million for the termination of 32 members in connection with the consolidation of certain manufacturing activities performed in two locations into a single location.

        Outlook:    Our original outlook for 2003 was based on the view that our industrial markets had begun to level out. Instead, those markets still seem to be adjusting to new industry realities. If current conditions in industrial markets prevail over the next three quarters, we expect Industrial Controls' sales for 2003 will decrease 15% to 20% from 2002, and its segment earnings to decrease 25% to 35%. Earnings are expected to be impacted by the reverse leverage effect referred to above.

Aircraft Engine Systems

	Three months ended December 31,
(In thousands)	2002	2001
External net sales	$66,296	$74,920
Segment earnings	12,831	14,912

        External net sales for Aircraft Engine Systems decreased in this year's first quarter as compared to the first quarter last year, reflecting weakness in the commercial aviation industry.

        Aircraft Engine Systems' segment earnings decreased in this year's first quarter as compared to the first quarter last year. Cost management and productivity initiatives taken during 2002 enable margins to remain near last year's levels, despite continuing pricing pressures.

        In January 2003, we announced the consolidation of our servovalve manufacturing operations in Buffalo, New York, into our Rockford manufacturing facilities to achieve additional production cost efficiencies. Annual cost savings of approximately $2.5 million are expected once the consolidation has been completed. The total cost of the consolidation has been estimated at $4.0 million, of which $2.3 million was recognized in this year's first quarter. The remaining expenses are expected to be recognized over the last three quarters of the year.

        The $2.3 million referred to in the previous paragraph is specifically related to the planned termination of 138 members involved predominately in manufacturing operations, and reflects our estimate of certain termination benefits to be paid to these members. In last year's first quarter, we expensed $3.4 million for the planned termination of 141 members, also involved predominately in manufacturing activities. Last year's terminations were made to better align both capacity and cost structure with current business prospects.

        Outlook:    For 2003, we currently expect Aircraft Engine Systems' sales to decrease about 5% from 2002 and segment earnings to decrease about 15% to 20% from 2002. Our segment earnings outlook includes costs associated with the Buffalo consolidation referred to above.

Nonsegment Expenses

	Three months ended December 31,
(In thousands)	2002	2001
Interest expense	$1,194	$1,379
Interest income	(109)	(113)
Corporate expenses	3,312	4,530

        Corporate expenses decreased in this year's first quarter as compared to the first quarter last year primarily because of changes in deferred compensation expense. Certain key management members may elect to defer the payment of a portion of their compensation to future periods. These deferrals are recorded as deferred compensation, and individual member balances are increased or decreased as if they were held in specified investments, including common stock of the company.

Consolidated Earnings

	Three months ended December 31,
(In thousands except per share amounts)	2002	2001
Earnings before income taxes and cumulative effect of accounting change	$10,104	$22,127
Income taxes	3,839	8,408

Earnings before cumulative effect of accounting change	6,265	13,719
Cumulative effect of accounting change, net of income taxes	—	(2,489)

Net earnings	$6,265	$11,230

Basic per share amounts:
Earnings before cumulative effect of accounting change	$0.55	$1.21
Net earnings	0.55	0.99

Diluted per share amounts:
Earnings before cumulative effect of accounting change	$0.55	$1.19
Net earnings	0.55	0.97

        Earnings before the cumulative effect of accounting change decreased in this year's first quarter as compared to the first quarter last year. Income taxes were provided at an effective tax rate of 38.0% in the first quarter of both years.

        The cumulative effect of accounting change reflected in last year's first quarter is related to our October 1, 2002, adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". We completed the transitional goodwill impairment reviews required by the new standards and determined that one of our Industrial Controls' reporting units had a goodwill carrying value that exceeded its estimated implied fair value. The cumulative effect of accounting change reflects the write-down of the goodwill, net of income taxes, to its implied fair value. In performing our impairment reviews, we estimated the fair value of the various reporting units using a present value method that discounted future cash flows as we expect marketplace participants would, and we further assessed the reasonableness of the estimates by using valuation methods based on market multiples.

        Outlook:    Our original outlook for 2003 was based on the view that our industrial markets had begun to level out. Instead, those markets still seem to be adjusting to new industry realities. If current conditions in industrial markets prevail over the next three quarters, we expect consolidated earnings for 2003 will decrease 25% to 35% from 2002 (as measured before the cumulative effect of the accounting change).

Financial Condition

        Our discussion and analysis of financial condition is presented by segment for assets. We also separately discuss and analyze other balance sheet measures and cash flows. Together, this discussion and analysis will help you assess our liquidity and capital resources, as well as understand changes in our financial condition.

Assets

(In thousands)	At December 31, 2002	At September 30, 2002
Segment assets:
Industrial Controls	$279,926	$286,302
Aircraft Engine Systems	214,355	219,480
Nonsegment assets	72,237	76,613

Total assets	$566,518	$582,395

        Industrial Controls' segment assets decreased in the first quarter, primarily as a result of reductions in accounts receivable due to lower sales.

        Aircraft Engine Systems' segment assets decreased in the first quarter, primarily as a result of normal variations in inventories and the excess of first quarter depreciation over capital expenditures.

Other Balance Sheet Measures

(In thousands)	At December 31, 2002	At September 30, 2002
Working capital	$155,638	$152,312
Long-term debt, less current portion	78,367	78,192
Other liabilities	53,219	52,928
Commitments and contingencies	—	—
Shareholders' equity	353,434	354,901

        Shareholders' equity decreased slightly in the first quarter this year. On November 19, 2002, our Board of Directors authorized the repurchase of up to $20 million of Woodward common stock from time to time in open market and private transactions over the following two years. In our first quarter, we purchased $6.7 million of Woodward stock. These purchases reduced shareholders' equity and largely offset the other items impacting shareholders' equity, such as net earnings, dividends, and changes in accumulated foreign currency translation adjustments.

        We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $150 million that expires on June 15, 2003. In addition, we have other lines of credit facilities (which totaled $56.4 million at September 30, 2002) that are generally reviewed annually for renewal.

        Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth and a maximum consolidated debt to consolidated operating cash flow, as defined in the agreements. At September 30, 2002, we had the ability to pay dividends and purchase the company's common stock up to $109.2 million.

        We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. Further discussion of these matters is in Note 10 in the notes to the consolidated financial statements.

Cash Flows

	Three months ended December 31,
(In thousands)	2002	2001
Net cash provided by operating activities	$12,005	$3,997
Net cash used in investing activities	(2,780)	(5,515)
Net cash provided by (used in) financing activities	(11,192)	3,081

        Net cash provided by operations increased in this year's first quarter compared to the first quarter last year. This improvement is predominantly due to relative changes in cash flows associated with income taxes and inventories, which more than offset the decrease in first quarter earnings (as measured before the cumulative effect of last year's accounting change, which was a non-cash item).

        Net cash used in investing activities decreased in this year's first quarter compared to the first quarter last year due to reduced levels of capital expenditures.

        Net cash from financing activities changed in this year's first quarter as compared to last year's first quarter because of two primarily reasons: First, we purchased $6.7 million of Woodward common stock in this year's first quarter. In November 2002, our Board of Directors authorized the repurchase of up to $20 million of Woodward stock from time to time in open market and private transactions over the following two years. Second, we reduced our debt by $2.1 million in the first quarter this year as compared to a net increase of $5.6 million in the first quarter last year. In the first quarter last year, we received proceeds from long-term debt totaling $75.0 million, which we principally used to repay debt that was due in 2002 and 2003. Under the senior notes, the $75 million of debt is payable in seven equal annual installments beginning in 2006.

        Outlook:    Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months. Our financing activities in 2002 have enhanced our liquidity for several years by delaying principal payment requirements for $60 million of debt from the fiscal 2002-2003 timeframe to the fiscal 2006-2012 timeframe, and by adding an additional $15 million of debt to the extended timeframe. We also expect to replace the current $150 million revolving line of credit facility, none of which was outstanding at December 31, 2002, with a new facility prior to its expiration on June 15, 2003. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and/or additional financing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on pages 26-27 of our 2002 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2002.

Item 4.    Controls and Procedures

        We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of

1934 are recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. John A. Halbrook, our chairman of the board and chief executive officer, and Stephen P. Carter, our executive vice president, chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of January 15, 2003. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed. Since their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II—OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

  (a)
  Exhibits Filed as Part of this Report:

  (10)
  Form of Transitional Compensation Agreement with John A. Halbrook, Thomas A. Gendron, and Stephen P. Carter, effective November 2002

  (99)
  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports Filed on Form 8-K During the First Quarter of the Fiscal Year Ended December 31, 2002—None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY
Date:	January 30, 2003	/s/ JOHN A. HALBROOK John A. Halbrook, Chairman and Chief Executive Officer
Date:	January 30, 2003	/s/ STEPHEN P. CARTER Stephen P. Carter, Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

        I, John A. Halbrook, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Woodward Governor Company;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 30, 2003
/s/ JOHN A. HALBROOK John A. Halbrook Director, Chairman of the Board and Chief Executive Officer

        I, Stephen P. Carter, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Woodward Governor Company;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 30, 2003
/s/ STEPHEN P. CARTER Stephen P. Carter Executive Vice President, Chief Financial Officer and Treasurer

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS