Form 10-Q
period 2003-03-31
WOODWARD GOVERNOR CO
filed 2003-05-05
CIK 108312

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        As of April 28, 2003, 11,233,853 shares of common stock with a par value of $.00875 cents per share were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Statements of Consolidated Earnings
Woodward Governor Company and Subsidiaries

	(Unaudited) Three months ended March 31,
(In thousands except per share amounts)	2003	2002
Net Sales	$146,159	$174,864

Costs and expenses:
Cost of goods sold	122,114	136,294
Selling, general, and administrative expenses	15,289	15,800
Amortization of intangible assets	1,029	766
Interest expense	951	1,330
Interest income	(383)	(245)
Other expense (income)—net	(259)	642

Total costs and expenses	138,741	154,587

Earnings before income taxes	7,418	20,277
Income taxes	2,907	6,654

Net earnings	$4,511	$13,623

Per share amounts:
Basic	$0.40	$1.20
Diluted	$0.40	$1.18

Weighted-average number of shares outstanding:
Basic	11,151	11,324
Diluted	11,270	11,591

Cash dividends per share	$0.24	$0.2325

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Earnings
Woodward Governor Company and Subsidiaries

	(Unaudited) Six months ended March 31,
(In thousands except per share amounts)	2003	2002
Net Sales	$290,984	$355,517

Costs and expenses:
Cost of goods sold	240,380	277,662
Selling, general, and administrative expenses	30,086	30,728
Amortization of intangible assets	2,046	1,534
Interest expense	2,145	2,709
Interest income	(492)	(358)
Other expense (income)—net	(703)	838

Total costs and expenses	273,462	313,113

Earnings before income taxes and cumulative effect of accounting change	17,522	42,404
Income taxes	6,746	15,062

Earnings before cumulative effect of accounting change	10,776	27,342
Cumulative effect of accounting change, net of income taxes	—	(2,489)

Net earnings	$10,776	$24,853

Basic per share amounts:
Earnings before cumulative effect of accounting change	$0.96	$2.41
Cumulative effect of accounting change, net of income taxes	—	(.22)

Net earnings	$0.96	$2.19

Diluted per share amounts:
Earnings before cumulative effect of accounting change	$0.95	$2.36
Cumulative effect of accounting change, net of income taxes	—	(.21)

Net earnings	$0.95	$2.15

Weighted-average number of shares outstanding:
Basic	11,229	11,323
Diluted	11,366	11,572

Cash dividends per share	$0.4725	$0.4650

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Woodward Governor Company and Subsidiaries

(In thousands except per share amounts)	(Unaudited) At March 31, 2003	At September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$30,852	$29,828
Accounts receivable, less allowance for losses of $2,183 for March and $2,717 for September	74,335	76,406
Inventories	124,944	127,112
Deferred income taxes	13,645	15,340

Total current assets	243,776	248,686

Property, plant, and equipment, at cost:
Land	8,081	8,046
Buildings and improvements	138,042	136,771
Machinery and equipment	245,674	242,487
Construction in progress	1,921	3,312

	393,718	390,616
Less accumulated depreciation	276,156	266,994

Property, plant, and equipment—net	117,562	123,622
Goodwill	115,747	115,265
Other intangibles—net	64,987	66,762
Other assets	10,610	10,175
Deferred income taxes	14,486	17,885

Total assets	$567,168	$582,395

Consolidated balance sheets continued on next page.

Consolidated Balance Sheets—Continued
Woodward Governor Company and Subsidiaries

(In thousands except per share amounts)	(Unaudited) At March 31, 2003	At September 30, 2002
Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$12,068	$16,185
Current portion of long-term debt	2,000	2,000
Accounts payable and accrued expenses	61,901	74,995
Income taxes payable	2,350	3,194

Total current liabilities	78,319	96,374

Long-term debt, less current portion	78,222	78,192
Other liabilities	53,277	52,928
Commitments and contingencies	—	—

Shareholders' equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	13,800	13,542
Unearned ESOP compensation	(1,709)	(1,418)
Accumulated other comprehensive earnings	4,655	2,823
Deferred compensation	4,317	—
Retained earnings	365,343	359,556

	386,512	374,609
Less: Treasury stock, at cost	24,845	19,708
Treasury stock held for deferred compensation	4,317	—

Total shareholders' equity	357,350	354,901

Total liabilities and shareholders' equity	$567,168	$582,395

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows
Woodward Governor Company and Subsidiaries

	(Unaudited) Six months ended March 31,
(In thousands)	2003	2002
Cash flows from operating activities:
Net earnings	$10,776	$24,853

Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	2,489
Depreciation and amortization	15,652	15,659
Net loss on sale of property, plant, and equipment	76	238
ESOP compensation expense	(291)	(311)
Deferred income taxes	4,023	1,263
Reclassification of unrealized losses on derivatives to earnings	85	—
Changes in operating assets and liabilities, net of business acquisitions and sale:
Accounts receivable	3,085	14,988
Inventories	3,295	(3,724)
Accounts payable and accrued expenses	(9,303)	(15,355)
Income taxes payable	(390)	(11,520)
Other—net	(18)	791

Total adjustments	16,214	4,518

Net cash provided by operating activities	26,990	29,371

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(6,881)	(10,737)
Proceeds from sale of property, plant, and equipment	98	108
Business acquisitions, net of cash acquired	—	(25,777)

Net cash used in investing activities	(6,783)	(36,406)

Cash flows from financing activities:
Cash dividends paid	(5,310)	(5,476)
Proceeds from sales of treasury stock	307	232
Purchases of treasury stock	(9,503)	(286)
Net payments from borrowings under revolving lines	(4,961)	(539)
Proceeds from long-term debt	—	75,000
Payments of long-term debt	—	(60,038)

Net cash provided by (used in) financing activities	(19,467)	8,893

Effect of exchange rate changes on cash	284	642

Net change in cash and cash equivalents	1,024	2,500
Cash and cash equivalents, beginning of year	29,828	10,542

Cash and cash equivalents, end of period	$30,852	$13,042

Supplemental cash flow information:
Interest expense paid	$658	$835
Income taxes paid	$2,623	$22,720
Noncash investing:
Liabilities assumed in business acquisition	$—	$5,167

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)  Overview:

        The consolidated balance sheet as of March 31, 2003, the statements of consolidated earnings for the three and six-month periods ended March 31, 2003 and 2002, and the statements of consolidated cash flows for the six-month periods ended March 31, 2003 and 2002, were prepared by the company without audit. The September 30, 2002, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of March 31, 2003, the results of its operations for the three and six-month periods ended March 31, 2003 and 2002, and its cash flows for the six-month periods ended March 31, 2003 and 2002. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 2002 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 33-43 of the 2002 annual report to shareholders. The statements of consolidated earnings for the three and six-month periods ended March 31, 2003, are not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2)  Cumulative effect of accounting change:

        We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and the transition provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," on October 1, 2001. As a result of adopting these new standards, we completed the transitional goodwill impairment reviews required by the new standards and recognized an aftertax loss of $2,489,000 as a cumulative effect of an accounting change in 2002. In performing our impairment reviews, we estimated the fair values of the various reporting units using a present value method that discounted future cash flows as we expect marketplace participants would, and we further assessed the reasonableness of the estimates by using valuation methods based on market multiples. The resulting loss, which was related to an Industrial Controls reporting unit, was incurred to reduce goodwill to its implied fair value.

(3)  Earnings per share:

	Three months ended March 31,		Six months ended March 31,
(In thousands, except per share amounts)	2003	2002	2003	2002
Earnings before cumulative effect of accounting change (A)	$4,511	$13,623	$10,776	$27,342

Determination of shares:
Weighted-average shares of common stock outstanding (B)	11,151	11,324	11,229	11,323
Assumed exercise of stock options	119	267	137	249

Weighted-average shares of common stock outstanding assuming dilution (C)	11,270	11,591	11,366	11,572

Earnings before cumulative effect of accounting change:
Basic per share amount (A/B)	$0.40	$1.20	$0.96	$2.41
Diluted per share amount (A/C)	$0.40	$1.18	$0.95	$2.36

        The following stock options were outstanding during the three and six months ended March 31, 2003 and 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective periods:

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Options	449,146	12,979	437,688	15,287
Weighted-average exercise price	$46.93	$70.25	$47.10	$68.19

(4)  Inventories:

(In thousands of dollars)	At March 31, 2003	At September 30, 2002
Raw materials	$2,339	$5,499
Component parts	77,567	77,004
Work in process	25,273	27,095
Finished goods	19,765	17,514

	$124,944	$127,112

(5)  Goodwill:

(In thousands)
Industrial Controls:
Balance at September 30, 2002	$53,143
Foreign currency exchange rate changes	482

Balance at March 31, 2003	$53,625

Aircraft Engine Systems:
Balance at September 30, 2002 and March 31, 2003	$62,122

Consolidated:
Balance at September 30, 2002	$115,265
Foreign currency exchange rate changes	482

Balance at March 31, 2003	$115,747

(6)  Other intangibles—net:

(In thousands)	At March 31, 2003	At September 30, 2002
Industrial Controls:
Customer relationships:
Amount acquired	$16,780	$16,780
Accumulated amortization	(2,742)	(2,379)

	14,038	14,401

Other:
Amount acquired	20,660	20,487
Accumulated amortization	(2,560)	(1,749)

	18,100	18,738

Total	$32,138	$33,139

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(4,600)	(4,124)

	23,947	24,423

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(2,883)	(2,585)

	8,902	9,200

Total	$32,849	$33,623

(In thousands)	At March 31, 2003	At September 30, 2002
Consolidated:
Customer relationships:
Amount acquired	$45,327	$45,327
Accumulated amortization	(7,342)	(6,503)

	37,985	38,824

Other:
Amount acquired	32,445	32,272
Accumulated amortization	(5,443)	(4,334)

	27,002	27,938

Total	$64,987	$66,762

        Amortization expense associated with current intangibles is expected to be approximately $4,100,000 for each year 2003-2006 and approximately $3,900,000 in 2007.

(7)  Accounts payable and other accrued expenses:

(In thousands)	At March 31, 2003	At September 30, 2002
Accounts payable	$21,731	$22,739
Salaries and other member benefits	12,064	19,846
Deferred compensation	2,106	7,701
Product warranties	5,872	6,356
Taxes, other than on income	3,131	4,058
Other items—net	16,997	14,295

	$61,901	$74,995

        Included in salaries and other member benefits are accrued termination benefits totaling $4,493,000 for 236 members at March 31, 2003, and $1,389,000 for 36 members at September 30, 2002. The table below indicates the termination benefits activity, by segment, for the six months ended March 31, 2003.

(In thousands except number of members)	Number of members
Industrial Controls:
Balance at September 30, 2002	35	$1,349
Expense:
Cost of goods sold	46	1,242
Selling, general, and administrative expenses	29	682
Terminations and payments	(44)	(1,910)

Balance at March 31, 2003	66	$1,363

Aircraft Engine Systems:
Balance at September 30, 2002	1	$40
Expense:
Cost of goods sold	155	2,750
Selling, general, and administrative expenses	4	70
Terminations and payments	(1)	(40)

Balance at March 31, 2003	159	$2,820

Nonsegment:
Balance at September 30, 2002	—	$—
Expense—selling, general, and administrative expenses	11	310

Balance at March 31, 2003	11	$310

Consolidated:
Balance at September 30, 2002	36	$1,389
Expense:
Cost of goods sold	201	3,992
Selling, general, and administrative expenses	44	1,062
Terminations and payments	(45)	(1,950)

Balance at March 31, 2003	236	$4,493

        The termination benefits accrued for by Industrial Controls impacted various manufacturing, selling, and administrative expenses at locations worldwide and were made to better align staffing levels with expected demands. For Aircraft Engine Systems, the majority of the accrued termination benefits were associated with the consolidation of our servovalve manufacturing operations in Buffalo, New York, into our Rockford, Illinois, manufacturing facility to achieve additional production cost efficiencies. The remaining reductions were made to better align staffing levels with expected demand.

        Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. A reconciliation of accrued product warranties from September 30, 2002, to March 31, 2003, follows:

(In thousands)
Balance at September 30, 2002	$6,356
Accruals related to warranties issued during the period	2,296
Accruals related to pre-existing warranties	(199)
Settlements of amounts accrued	(2,650)
Foreign currency exchange rate changes	69

Balance at March 31, 2003	$5,872

(8)  Deferred Compensation Plan

        We maintain a deferred compensation plan for key management members of the company. Individual member balances are accounted for as if they were held in specified investments, including common stock of the company. Deferred compensation balances are payable upon the retirement or other termination of a participating member, or as otherwise specified by plan documents. To the extent that balances are deemed invested in the common stock of the company, these payments are payable in actual shares of common stock. All remaining balances are payable in cash.

        Deferred compensation obligations are reported as a component of equity or as an accrued expense. In 2003, we contributed 123,000 shares of common stock of the company into a trust established for the future settlement of deferred compensation obligations that are payable in actual shares of our common stock. Common stock held by the trust is reflected in the consolidated balance sheet as treasury stock for deferred compensation, and the related deferred compensation obligation is reflected as a separate equity instrument. The amounts recognized in both equity accounts are equal to the fair value of the common shares at the date of contribution, and neither account will be adjusted for subsequent changes in fair value. All deferred compensation balances payable in cash are reflected in the consolidated balance sheet as an accrued liability at fair value.

(9)  Stock option plan:

        We have a stock option plan covering key management members and directors of the company. Options granted under the plan generally have a term of 10 years and vest evenly at the end of each year over four years from the date of grant. There were 2,100,000 shares of common stock authorized for issuance under the plan at March 31, 2003. We use the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore we do not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant. The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation:

	Three months ended March 31,		Six months ended March 31,
(In thousands except per share amounts)	2003	2002	2003	2002
Reported net earnings	$4,511	$13,623	$10,776	$24,853
Compensation expense using the fair value method, net of income tax	(268)	(220)	(523)	(421)

Pro forma net earnings	$4,243	$13,403	$10,253	$24,432

Reported net earnings per share amounts:
Basic	$0.40	$1.20	$0.96	$2.19
Diluted	0.40	1.18	0.95	2.15

Pro forma net earnings per share amounts:
Basic	$0.38	$1.18	$0.91	$2.16
Diluted	0.38	1.16	0.91	2.11

(10) Accumulated other comprehensive earnings:

        Accumulated other comprehensive earnings, which totaled $4,655,000 at March 31, 2003, consisted of the following items:

(In thousands)	At or for the six months ended March 31, 2003
Accumulated foreign currency translation adjustments:
Balance at September 30, 2002	$5,243
Translation adjustments	2,818
Taxes associated with translation adjustments	(1,071)

Balance at March 31, 2003	$6,990

Accumulated unrealized derivative losses:
Balance at September 30, 2002	$(1,220)
Reclassification to interest expense	85
Taxes associated with interest reclassification	—

Balance at March 31, 2003	$(1,135)

Accumulated minimum pension liability adjustments:
Balance at September 30, 2002 and March 31, 2003	$(1,200)

(11) Total comprehensive earnings:

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2003	2002	2003	2002
Net earnings	$4,511	$13,623	$10,776	$24,853
Other comprehensive earnings:
Foreign currency translation adjustments	405	(265)	1,747	(1,847)
Reclassification of unrealized losses on derivatives to earnings	42	41	85	73

Total comprehensive earnings	$4,958	$13,399	$12,608	$23,079

(12) Contingencies

        We have entered into agreements with certain executive officers under which we would pay termination benefits under certain circumstances in the event of a change in control of the company.

        We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. We have accruals of approximately $1,000,000 at March 31, 2003, related to such matters. These accruals are based on our current estimate of the most likely amount of losses that we believe will be incurred. These amounts have been included in accounts payable and accrued expenses.

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

(13) Segment information:

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2003	2002	2003	2002
Industrial Controls:
External net sales	$82,311	$106,418	$160,840	$212,151
Intersegment sales	249	407	427	565
Segment earnings (losses)	(1,848)	12,384	(178)	25,395

Aircraft Engine Systems:
External net sales	$63,848	$68,446	$130,144	$143,366
Intersegment sales	167	1,062	841	1,708
Segment earnings	12,167	15,053	24,998	29,965

        The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2003	2002	2003	2002
Total segment earnings	$10,319	$27,437	$24,820	$55,360
Unallocated corporate expenses	(2,333)	(6,075)	(5,645)	(10,605)
Interest expense and income	(568)	(1,085)	(1,653)	(2,351)

Consolidated earnings before income taxes and cumulative effect of accounting change	$7,418	$20,277	$17,522	$42,404

        Segment assets were as follows:

(In thousands)	At March 31, 2003	At September 30, 2002
Industrial Controls	$277,747	$286,302
Aircraft Engine Systems	217,076	219,480

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

Industrial Controls

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2003	2002	2003	2002
External net sales	$82,311	$106,418	$160,840	$212,151
Segment earnings (losses)	(1,848)	12,384	(178)	25,395

        External net sales for Industrial Controls decreased in both the three months and six months ended March 31, 2003, as compared to the same periods last year. This decrease was the result of a severe decline in domestic capital spending on power generation equipment—particularly large turbines—and a downturn in industrial markets generally.

        Industrial Controls' had segment losses in the three months and six months ended March 31, 2003, as compared to segment earnings in the same periods last year. Results were significantly impacted by the reverse leverage effect of reduced sales volume versus fixed costs and development costs considered necessary to satisfy core customers' current and future requirements.

        Included as part of segment earnings (losses) were certain workforce management costs that we incurred in connection with reductions in our workforce. This year, the reductions impacted various manufacturing, selling, and administrative functional areas at locations worldwide, and were made to better align staffing levels with expected demands. Last year, the reductions were primarily the result of consolidating certain manufacturing and administrative locations into fewer locations. Our workforce management costs were reflected in the following financial lines of the statements of consolidated earnings:

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2003	2002	2003	2002
Cost of goods sold	$800	$779	$1,242	$1,546
Selling, general, and administrative expenses	570	373	682	373

Total	$1,370	$1,152	$1,924	$1,919

        In addition, we incurred $1.0 million for lease termination expenses in the three months and six months ended March 31, 2003.

        Outlook:    Conditions in industrial markets have continued to deteriorate and it has become increasingly difficult to anticipate future sales levels. Given the sustained decline in our primary industrial markets, we now anticipate the decline in full year earnings from 2002 to 2003 will be at least 70%. Final results could be impacted if there are unanticipated further declines in sales and if additional cost savings measures become necessary.

Aircraft Engine Systems

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2003	2002	2003	2002
External net sales	$63,848	$68,446	$130,144	$143,366
Segment earnings	12,167	15,053	24,998	29,965

        External net sales for Aircraft Engine Systems decreased in both the three months and six months ended March 31, 2003, as compared to the same periods last year. These decreases reflect weakness in the commercial aviation industry. Commercial aftermarket sales held up better than OEM sales, and military sales accounted for a slightly increased proportion of external net sales.

        Aircraft Engine Systems' segment earnings decreased in both the three months and six months ended March 31, 2003, as compared to the same periods last year. Cost management and productivity initiatives taken during 2002 enabled margins to remain near last year's levels, despite continuing pricing pressures.

        Included as part of segment earnings were certain workforce management costs that we incurred in connection with reductions in our workforce. The majority of these reductions are associated with the consolidation of our servovalve manufacturing operations in Buffalo, New York, into our Rockford, Illinois, manufacturing facility to achieve additional production cost efficiencies. The remaining reductions were made to better align staffing levels with expected demand. Our workforce management costs were reflected in the following financial lines of the statements of consolidated earnings:

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2003	2002	2003	2002
Cost of goods sold	$450	$323	$2,750	$3,622
Selling, general and administrative expenses	70	46	70	169

Total	$520	$369	$2,820	$3,791

        The consolidation of our servovalve manufacturing operations referred to above is expected to generate annual cost savings of approximately $2.5 million once the consolidation has been completed. The total cost of the consolidation has been estimated at $4.0 million, of which $2.8 million was recognized in the first six months this year (including $2.3 million of workforce management costs). The remaining expenses are expected to be recognized over the last two quarters of the year.

        Outlook:    For 2003, we currently expect Aircraft Engine Systems' sales to decrease about 5% from 2002 and segment earnings to decrease about 15% to 20% from 2002. Our segment earnings outlook includes costs associated with the Buffalo consolidation referred to above.

Nonsegment Expenses

	Three months ended March 31,		Six months ended March 31,
(In thousands)	2003	2002	2003	2002
Interest expense	$951	$1,330	$2,145	$2,709
Interest income	(383)	(245)	(492)	(358)
Corporate expenses	2,333	6,075	5,645	10,605

        Corporate expenses decreased in both the three months and six months ended March 31, 2003, as compared to the same periods last year. These reductions resulted primarily because of changes in deferred compensation expense. Certain key management members may elect to defer the payment of a portion of their compensation to future periods. These deferrals are recorded as deferred compensation, and individual member balances are increased or decreased as if they were held in specified investments, including common stock of the company.

        In February 2003, we contributed common stock of the company to a trust established specifically for the future settlement of certain deferred compensation obligations that are payable in actual shares of our common stock. To the extent that shares are held in this trust, it is not necessary to record deferred compensation expense for changes in the fair value of the underlying common stock. As a result, we expect the volatility in our deferred compensation expense to be reduced in future periods.

Consolidated Earnings

	Three months ended March 31,		Six months ended March 31,
(In thousands except per share amounts)	2003	2002	2003	2002
Earnings before income taxes and cumulative effect of accounting change	$7,418	$20,277	$17,522	$42,404
Income taxes	2,907	6,654	6,746	15,062

Earnings before cumulative effect of accounting change	4,511	13,623	10,776	27,342
Cumulative effect of accounting change, net of income taxes	—	—	—	(2,489)

Net earnings	$4,511	$13,623	$10,776	$24,853

Basic per share amounts:
Earnings before cumulative effect of accounting change	$0.40	$1.20	$0.96	$2.41
Net earnings	0.40	1.20	0.96	2.19

Diluted per share amounts:
Earnings before cumulative effect of accounting change	$0.40	$1.18	$0.95	$2.36
Net earnings	0.40	1.18	0.95	2.15

        Earnings before the cumulative effect of accounting change decreased in both the three months and six months ended March 31, 2003, as compared to the same periods last year. Income taxes for the three months ended March 31, 2003, were impacted by a foreign loss, which increased our overall effective income tax rate to 38.5% for the six month period ended March 31, 2003, as compared to 38.0% in the first quarter. Last year, income taxes for the three months ended March 31, 2002, were impacted by a reduction in valuation allowances provided on deferred tax assets, which reduced our overall effective income tax rate to 35.5% for the six months ended March 31, 2002, as compared to 38.0% in last year's first quarter. (The reduction in valuation allowances was associated with a transfer of our interest in a joint venture.)

        The cumulative effect of accounting change reflected in last year's six-month period is related to our October 1, 2001, adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". We completed the transitional goodwill impairment reviews required by the new standards and determined that one of our Industrial Controls' reporting units had a goodwill carrying value that exceeded its estimated implied fair value. The cumulative effect of accounting change reflects the write-down of the goodwill, net of income taxes, to its implied fair value. In performing our impairment reviews, we estimated the fair value of the various reporting units using a present value method that discounted future cash flows as we expect marketplace participants would, and we further assessed the reasonableness of the estimates by using valuation methods based on market multiples.

        Outlook:    Many variables are impacting all of our markets and it has become increasingly difficult to anticipate future sales levels. Given the sustained decline in our primary markets, however, we now anticipate the decline in full year earnings from 2002 to 2003 will be at least 50 percent (as measured before the cumulative effect of the accounting change). Final results could be impacted if there are unanticipated further declines in sales and if additional cost savings measures become necessary. We believe the steps we are taking now to reduce costs—which are believed will result in a reduction of our operating costs in 2004 of at least $20 million on an annualized basis—will enable us both to serve our customers well and to deliver improved annual financial performance in 2004 and beyond.

Financial Condition

        Our discussion and analysis of financial condition is presented by segment for assets. We also separately discuss and analyze other balance sheet measures and cash flows. Together, this discussion and analysis will help you assess our liquidity and capital resources, as well as understand changes in our financial condition.

Assets

(In thousands)	At March 31, 2003	At September 30, 2002
Segment assets:
Industrial Controls	$277,747	$286,302
Aircraft Engine Systems	217,076	219,480
Nonsegment assets	72,345	76,613

Total assets	$567,168	$582,395

        Industrial Controls' segment assets decreased in the six months ended March 31, 2003, primarily as a result of reductions in accounts receivable due to lower sales.

Other Balance Sheet Measures

(In thousands)	At March 31, 2003	At September 30, 2002
Working capital	$165,457	$152,312
Long-term debt, less current portion	78,222	78,192
Other liabilities	53,277	52,928
Commitments and contingencies	—	—
Shareholders' equity	357,350	354,901

        Increases in working capital (current assets less current liabilities) from September 30, 2002, are primarily attributable to reductions in accrued expenses for variable compensations plans and certain defined contribution plans, which accumulate throughout the year and are paid in our first quarter. We also contributed treasury stock to a trust for certain deferred compensation obligations, the impact of which was to reclassify a portion of our deferred compensation accrual from a liability account to an equity instrument.

        On November 19, 2002, our Board of Directors authorized the repurchase of up to $20 million of Woodward common stock from time to time in open market and private transactions over the following two years. In the six months ended March 31, 2003, we purchased $9.5 million of Woodward stock.

        In the six months ended March 31, 2003, we contributed $4.3 million of treasury stock to a trust established for certain deferred compensation obligations. The deferred compensation obligation related to these share of stock is classified as an equity instrument, in the March 31, 2003 consolidated balance sheet.

        We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175 million if we desire. This line of credit facility expires on March 14, 2006. In addition, we have other lines of credit facilities (which totaled $56.4 million at September 30, 2002) that are generally reviewed annually for renewal.

        Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, a maximum consolidated debt to EBITDA, and a minimum EBIT to consolidated interest expense ratio, as defined in the agreements. At September 30, 2002, we had the ability to pay dividends and purchase the company's common stock up to $109.2 million.

        We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. Further discussion of these matters is in Note 10 in the notes to the consolidated financial statements.

Cash Flows

	Six months ended March 31,
(In thousands)	2003	2002
Net cash provided by operating activities	$26,990	$29,371
Net cash used in investing activities	(6,783)	(36,406)
Net cash provided by (used in) financing activities	(19,467)	8,893

        Net cash provided by operations decreased in the first six months this year as compared to the first six months last year. The cash effects of the decrease in earnings were partially offset by the cash effects of the normal variability among operating assets and liabilities.

        Net cash used in investing activities decreased in the first six months this year as compared to the first six months last year. In the six-month period last year, we completed two business acquisitions at a total cost of $25.8 million. We also had higher capital expenditures last year.

        Net cash from financing activities changed in the first six months this year as compared to last year primarily because of two reasons: First, we purchased $9.5 million of Woodward common stock in this year's six-month period. In November 2002, our Board of Directors authorized the repurchase of up to $20 million of Woodward stock from time to time in open market and private transactions over the following two years. Second, we reduced our debt by $5.0 million in the six-month period this year as compared to a net increase of $14.4 million in the same period last year. Last year's net borrowing was primarily related to the excess of capital expenditures and business acquisitions over the cash provided by operating activities.

        Outlook:    Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months. Our financing activities in 2002 have enhanced our liquidity for several years by delaying principal payment requirements for $60 million of debt from the fiscal 2002-2003 timeframe to the fiscal 2006-2012 timeframe, and by adding an additional $15 million of debt to the extended timeframe. Also, in this year's second quarter, we replaced a $150 million revolving line of credit facility that was due to expire on June 15, 2003, with a new line of credit facility. Our new facility, which expires on March 14, 2006, is for $100 million and has an option that permits us to increase the amount of the line up to $175 million. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and/or additional financing.

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

Item 4.    Controls and Procedures

        We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. John A. Halbrook, our chairman of the board and chief executive officer, and Stephen P. Carter, our executive vice president, chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of April 11, 2003. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed. Since their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II—OITHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        Three matters were submitted to a vote of shareholders at the January 22, 2003 Annual Meeting of Shareholders. The first matter related to the election of Class I directors. Four directors were elected. The results of the voting were as follows:

Director	Number of Shares For	Number of Shares Against/Withheld
J. Grant Beadle	10,045,058	400,904
Paul Donovan	10,089,994	355,967
Lawrence E. Gloyd	10,079,186	366,775
J. Peter Jeffrey	10,056,823	391,314

        Directors whose terms continued after the shareholders annual meeting were John A. Halbrook, Rodney O'Neal, Mary L. Petrovich, Michael T. Yonker, John D. Cohn, Michael H. Joyce, and James R. Rulseh.

        The second matter related to the approval of The Woodward Governor Company Executive Benefit Plan. The plan was approved. Results of the voting were 6,568,447 shares for, 1,102,693 shares against, 1,480,466 shares abstained, and 1,294,899 shares of broker non-votes.

        The third matter was for the removal of The Woodward Governor Company Shareholder Rights Plan Agreement. The proposal was not approved. Results of the voting were 4,472,174 shares for, 3,153,802 shares against, 1,525,630 shares abstained, and 1,294,899 shares of broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits Filed as Part of this Report.

(3)(ii)	By-laws
(4)	Credit Agreement dated March 14, 2003
(99)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports Filed on Form 8-K During the Second Quarter of the Fiscal Year Ended March 31, 2003.        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY
May 5, 2003	/s/ JOHN A. HALBROOK John A. Halbrook, President and Chief Executive Officer
May 5, 2003	/s/ STEPHEN P. CARTER Stephen P. Carter, Executive Vice President, Chief Financial Officer and Treasurer

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

Date: May 5, 2003
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

Date: May 5, 2003
/s/ STEPHEN P. CARTER Stephen P. Carter Executive Vice President, Chief Financial Officer and Treasurer

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OITHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS