Form 10-Q
period 2003-06-30
WOODWARD GOVERNOR CO
filed 2003-07-31
CIK 108312

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        As of July 28, 2003, 11,130,213 shares of common stock with a par value of $.00875 cents per share were outstanding.

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Statements of Consolidated Earnings
Woodward Governor Company and Subsidiaries

	(Unaudited) Three months ended June 30,
(In thousands except per share amounts)	2003	2002
Net sales	$141,637	$171,888

Costs and expenses:
Cost of goods sold	121,343	133,642
Selling, general, and administrative expenses	16,958	13,684
Amortization of intangible assets	1,043	768
Interest expense	1,349	1,214
Interest income	(135)	(119)
Other expense (income)—net	1,487	(867)

Total costs and expenses	142,045	148,322

Earnings (loss) before income taxes	(408)	23,566
Income taxes	(243)	8,955

Net earnings (loss)	$(165)	$14,611

Per share amounts:
Basic	$(0.01)	$1.29
Diluted	$(0.01)	$1.26

Weighted-average number of shares outstanding:
Basic	11,112	11,327
Diluted	11,112	11,618

Cash dividends per share	$0.24	$0.2325

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Earnings
Woodward Governor Company and Subsidiaries

	(Unaudited) Nine months ended June 30,
(In thousands except per share amounts)	2003	2002
Net sales	$432,621	$527,405

Costs and expenses:
Cost of goods sold	361,723	411,304
Selling, general, and administrative expenses	47,044	44,412
Amortization of intangible assets	3,089	2,302
Interest expense	3,494	3,923
Interest income	(627)	(477)
Other expense (income)—net	784	(29)

Total costs and expenses	415,507	461,435

Earnings before income taxes and cumulative effect of accounting change	17,114	65,970
Income taxes	6,503	24,017

Earnings before cumulative effect of accounting change	10,611	41,953
Cumulative effect of accounting change, net of income taxes	—	(2,489)

Net earnings	$10,611	$39,464

Basic per share amounts:
Earnings before cumulative effect of accounting change	$0.95	$3.70
Cumulative effect of accounting change, net of income taxes	—	(.22)

Net earnings	$0.95	$3.48

Diluted per share amounts:
Earnings before cumulative effect of accounting change	$0.94	$3.62
Cumulative effect of accounting change, net of income taxes	—	(.21)

Net earnings	$0.94	$3.41

Weighted-average number of shares outstanding:
Basic	11,190	11,325
Diluted	11,325	11,590

Cash dividends per share	$0.7125	$0.6975

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Woodward Governor Company and Subsidiaries

(In thousands except per share amounts)	(Unaudited) At June 30, 2003	At September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$26,015	$29,828
Accounts receivable, less allowance for losses of $2,573 for June and $2,717 for September	77,793	76,406
Inventories	131,408	127,112
Deferred income taxes	13,309	15,340

Total current assets	248,525	248,686

Property, plant, and equipment, at cost:
Land	9,207	8,046
Buildings and improvements	141,189	136,771
Machinery and equipment	249,546	242,487
Construction in progress	3,327	3,312

	403,269	390,616
Less accumulated depreciation	282,558	266,994

Property, plant, and equipment—net	120,711	123,622
Goodwill	157,147	115,265
Other intangibles—net	64,398	66,762
Other assets	10,566	10,175
Deferred income taxes	12,216	17,885

Total assets	$613,563	$582,395

Consolidated balance sheets continued on next page.

Consolidated Balance Sheets—Continued
Woodward Governor Company and Subsidiaries

(In thousands except per share amounts)	(Unaudited) At June 30, 2003	At September 30, 2002
Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$14,921	$16,185
Current portion of long-term debt	2,000	2,000
Accounts payable and accrued expenses	65,387	74,995
Income taxes payable	2,213	3,194

Total current liabilities	84,521	96,374

Long-term debt, less current portion	113,581	78,192
Other liabilities	57,006	52,928
Commitments and contingencies	—	—

Shareholders' equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	13,768	13,542
Unearned ESOP compensation	(1,854)	(1,418)
Accumulated other comprehensive earnings	8,596	2,823
Deferred compensation	4,347	—
Retained earnings	362,262	359,556

	387,225	374,609
Less: Treasury stock, at cost	24,423	19,708
Treasury stock held for deferred compensation	4,347	—

Total shareholders' equity	358,455	354,901

Total liabilities and shareholders' equity	$613,563	$582,395

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows
Woodward Governor Company and Subsidiaries

	(Unaudited) Nine months ended June 30,
(In thousands)	2003	2002
Cash flows from operating activities:
Net earnings	$10,611	$39,464

Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	2,489
Depreciation and amortization	23,986	23,588
Net loss on sale of property, plant, and equipment	191	349
ESOP compensation expense	(436)	(466)
Deferred income taxes	4,276	3,004
Reclassification of unrealized loss on derivatives to earnings	129	—
Changes in operating assets and liabilities, net of business acquisitions and sale:
Accounts receivable	5,325	12,688
Inventories	5,044	(3)
Accounts payable and accrued expenses	(11,331)	(18,965)
Income taxes payable	(588)	(10,110)
Other — net	4,127	2,077

Total adjustments	30,723	14,651

Net cash provided by operating activities	41,334	54,115

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(12,149)	(16,299)
Proceeds from sale of property, plant, and equipment	218	356
Business acquisitions, net of cash acquired	(49,472)	(25,826)

Net cash used in investing activities	(61,403)	(41,769)

Cash flows from financing activities:
Cash dividends paid	(8,006)	(8,096)
Proceeds from sales of treasury stock	697	389
Purchases of treasury stock	(9,503)	(286)
Net borrowings (payments) under revolving lines	31,513	(16,620)
Proceeds from long-term debt	—	75,000
Payments of long-term debt	—	(61,170)

Net cash provided by (used in) financing activities	14,701	(10,783)

Effect of exchange rate changes on cash	1,555	(1,964)

Net change in cash and cash equivalents	(3,813)	(401)
Cash and cash equivalents, beginning of year	29,828	10,542

Cash and cash equivalents, end of period	$26,015	$10,141

Supplemental cash flow information:
Interest expense paid	$4,303	$3,216
Income taxes paid	2,369	30,481
Noncash investing:
Liabilities assumed in business acquisition	4,431	5,156

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)   Overview:

        The consolidated balance sheet as of June 30, 2003, the statements of consolidated earnings for the three and nine-month periods ended June 30, 2003 and 2002, and the statements of consolidated cash flows for the nine-month periods ended June 30, 2003 and 2002, were prepared by the company without audit. The September 30, 2002, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company's financial position as of June 30, 2003, the results of its operations for the three and nine-month periods ended June 30, 2003 and 2002, and its cash flows for the nine-month periods ended June 30, 2003 and 2002. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company's 2002 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 33-43 of the 2002 annual report to shareholders. The statements of consolidated earnings for the three and nine-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2)   Business acquisitions:

        On May 30, 2003, we acquired 100 percent of the common stock of Synchro-Start Products, Inc. and its results were included in the consolidated financial statements since that date. Synchro-Start designs and manufactures actuators, solenoids, and controls for industrial engines and equipment. We made the acquisition to expand our position in the small, high-speed diesel engine market.

        The purchase price for the shares, which was paid in cash, was $49,750,000. This price may increase or decrease based on a purchase price adjustment procedure customary to share purchase agreements. We expect cash settlement of any purchase price adjustment will be completed before the end of December 2003.

        Our allocation of the purchase price has not been completed. In addition to a potential purchase price adjustment, we are in the process of obtaining third-party valuations for property, plant, and equipment and other intangibles. As a result, our preliminary allocation of the purchase price is subject to change. On a preliminary basis, the fair values of the assets acquired and liabilities assumed at the date of acquisition were estimated as follows:

(In thousands)
Assets acquired:
Inventories	$6,409
Other current assets	4,871

Total current assets	11,280
Goodwill, exclusive of direct acquisition costs	39,343
Other assets	3,558

Total assets acquired	54,181

Liabilities assumed—
Current liabilities	4,431

Net assets acquired	$49,750

        Goodwill was assigned to Industrial Controls and is expected to be fully deductible for income taxes purposes.

        If we had completed the acquisition on October 1, 2002, results of operations would not have been materially different from amounts reported in the statements of consolidated earnings.

(3)   Cumulative effect of accounting change:

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

(4)   Earnings per share:

	Three months ended June 30,		Nine months ended June 30,
(In thousands except per share amounts)	2003	2002	2003	2002
Earnings (loss) before cumulative effect of accounting change (A)	$(165)	$14,611	$10,611	$41,953

Determination of shares:
Weighted-average shares of common stock outstanding (B)	11,112	11,327	11,190	11,325
Assumed exercise of stock options	—	291	135	265

Weighted-average shares of common stock outstanding assuming dilution (C)	11,112	11,618	11,325	11,590

Earnings (loss) before cumulative effect of accounting change:
Basic per share amount (A/B)	$(0.01)	$1.29	$0.95	$3.70
Diluted per share amount (A/C)	$(0.01)	$1.26	$0.94	$3.62

        The following stock options were outstanding during the three and nine months ended June 30, 2003 and 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares or because the effect of a net loss was antidilutive during the respective periods:

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Options	1,050,537	12,243	438,908	12,734
Weighted-average exercise price	$34.42	$70.31	$47.10	$70.27

(5)   Inventories:

(In thousands)	At June 30, 2003	At September 30, 2002
Raw materials	$5,709	$5,499
Component parts	79,212	77,004
Work in process	27,445	27,095
Finished goods	19,042	17,514

	$131,408	$127,112

(6)   Goodwill:

(In thousands)
Industrial Controls:
Balance at September 30, 2002	$53,143
Goodwill acquired	40,041
Foreign currency exchange rate changes	1,841

Balance at June 30, 2003	$95,025

Aircraft Engine Systems:
Balance at September 30, 2002 and June 30, 2003	$62,122

Consolidated:
Balance at September 30, 2002	$115,265
Goodwill acquired	40,041
Foreign currency exchange rate changes	1,841

Balance at June 30, 2003	$157,147

(7)   Other intangibles—net:

(In thousands)	At June 30, 2003	At September 30, 2002
Industrial Controls:
Customer relationships:
Amount acquired	$16,780	$16,780
Accumulated amortization	(2,923)	(2,379)

	13,857	14,401

Other:
Amount acquired	21,957	20,487
Accumulated amortization	(3,878)	(1,749)

	18,079	18,738

Total	$31,936	$33,139

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(4,838)	(4,124)

	23,709	24,423

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(3,032)	(2,585)

	8,753	9,200

Total	$32,462	$33,623

Consolidated:
Customer relationships:
Amount acquired	$45,327	$45,327
Accumulated amortization	(7,761)	(6,503)

	37,566	38,824

Other:
Amount acquired	33,742	32,272
Accumulated amortization	(6,910)	(4,334)

	26,832	27,938

Total	$64,398	$66,762

        Amortization expense associated with current intangibles is expected to be approximately $4,100,000 for each year 2003-2006 and approximately $3,900,000 in 2007.

(8)   Accounts payable and other accrued expenses:

(In thousands)	At June 30, 2003	At September 30, 2002
Accounts payable	$21,676	$22,739
Salaries and other member benefits	14,656	19,846
Deferred compensation	2,220	7,701
Product warranties	5,671	6,356
Taxes, other than on income	3,628	4,058
Other items—net	17,536	14,295

	$65,387	$74,995

        Included in salaries and other member benefits are accrued termination benefits totaling $2,965,000 for 109 members at June 30, 2003, and $1,389,000 for 36 members at September 30, 2002. The table below indicates the termination benefits activity for the nine months ended June 30, 2003.

(In thousands except number of members)	Number of members
Industrial Controls:
Balance at September 30, 2002	35	$1,349
Expense:
Cost of goods sold	74	2,249
Selling, general, and administrative expenses	19	841
Terminations and payments	(114)	(3,532)

Balance at June 30, 2003	14	$907

Aircraft Engine Systems:
Balance at September 30, 2002	1	$40
Expense:
Cost of goods sold	152	3,241
Selling, general, and administrative expenses	10	254
Terminations and payments	(71)	(1,590)

Balance at June 30, 2003	92	$1,945

Nonsegment:
Balance at September 30, 2002	—	$—
Expense — selling, general, and administrative expenses	11	310
Terminations and payments	(8)	(197)

Balance at June 30, 2003	3	$113

Consolidated:
Balance at September 30, 2002	36	$1,389
Expense:
Cost of goods sold	226	5,490
Selling, general, and administrative expenses	40	1,405
Terminations and payments	(193)	(5,319)

Balance at June 30, 2003	109	$2,965

        Termination benefits accrued by Industrial Controls impacted various manufacturing, selling, and administrative expenses at locations worldwide and were made to better align staffing levels with expected demands. For Aircraft Engine Systems, the majority of the accrued termination benefits were associated with the consolidation of our servovalve manufacturing operations in Buffalo, New York, into our Rockford, Illinois, manufacturing facility to achieve additional production cost efficiencies. The remaining reductions were made to better align staffing levels with expected demand. We expect all terminations to be completed before December 31, 2003.

        Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. A reconciliation of accrued product warranties from September 30, 2002, to June 30, 2003, follows:

(In thousands)
Balance at September 30, 2002	$6,356
Accruals related to warranties issued during the period	2,673
Accruals related to pre-existing warranties	(164)
Settlements of amounts accrued	(3,504)
Foreign currency exchange rate changes	310

Balance at June 30, 2003	$5,671

(9)   Deferred Compensation Plan

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

        Deferred compensation obligations are reported as a component of equity or as an accrued expense. In 2003, we contributed 123,771 shares of common stock of the company into a trust established for the future settlement of deferred compensation obligations that are payable in actual shares of our common stock. Common stock held by the trust is reflected in the consolidated balance sheet as treasury stock for deferred compensation, and the related deferred compensation obligation is reflected as a separate component of equity. The amounts recognized in both equity accounts are equal to the fair value of the common shares at the date of contribution, and neither account will be adjusted for subsequent changes in fair value. All deferred compensation balances payable in cash are reflected in the consolidated balance sheet as an accrued liability at fair value.

(10) Stock option plan:

        We have a stock option plan covering key management members and directors of the company. Options granted under the plan generally have a term of 10 years and vest evenly at the end of each year over four years from the date of grant. There were 2,100,000 shares of common stock authorized for issuance under the plan at June 30, 2003. We use the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore we do not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant. The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation:

	Three months ended June 30,		Nine months ended June 30,
(In thousands except per share amounts)	2003	2002	2003	2002
Reported net earnings (loss)	$(165)	$14,611	$10,611	$39,464
Compensation expense using the fair value method, net of income tax	(272)	(228)	(795)	(649)

Pro forma net earnings (loss)	$(437)	$14,383	$9,816	$38,815

Reported net earnings (loss) per share amounts:
Basic	$(0.01)	$1.29	$0.95	$3.48
Diluted	(0.01)	1.26	0.94	3.41

Pro forma net earnings (loss) per share amounts:
Basic	$(0.04)	$1.27	$0.88	$3.43
Diluted	(0.04)	1.24	0.87	3.35

(11) Accumulated other comprehensive earnings:

        Accumulated other comprehensive earnings, which totaled $8,596,000 at June 30, 2003, consisted of the following items:

(In thousands)	At or for the nine months ended June 30, 2003
Accumulated foreign currency translation adjustments:
Balance at September 30, 2002	$5,243
Translation adjustments	9,103
Taxes associated with translation adjustments	(3,459)

Balance at June 30, 2003	$10,887

Accumulated unrealized derivative losses:
Balance at September 30, 2002	$(1,220)
Reclassification to interest expense	208
Taxes associated with interest reclassification	(79)

Balance at June 30, 2003	$(1,091)

Accumulated minimum pension liability adjustments:
Balance at September 30, 2002 and June 30, 2003	$(1,200)

(12) Total comprehensive earnings:

	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2003	2002	2003	2002
Net earnings (loss)	$(165)	$14,611	$10,611	$39,464
Other comprehensive earnings:
Foreign currency translation adjustments	3,897	4,389	5,644	2,542
Reclassification of unrealized losses on derivatives to earnings	44	40	129	113

Total comprehensive earnings	$3,776	$19,040	$16,384	$42,119

(13) Contingencies

        We have entered into agreements with certain executive officers under which we would pay termination benefits under certain circumstances in the event of a change in control of the company.

        We are currently involved in matters of litigation arising from the normal course of business, including certain environmental and product liability matters. We have accruals of approximately $1,000,000 at June 30, 2003, related to such matters. These accruals are based on our current estimate of the most likely amount of losses that we believe will be incurred. These amounts have been included in accounts payable and accrued expenses.

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

(14) Segment information:

	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2003	2002	2003	2002
Industrial Controls:
External net sales	$83,122	$105,771	$243,962	$317,922
Intersegment sales	132	197	559	604
Segment earnings (loss)	(4,479)	12,145	(4,657)	37,540

Aircraft Engine Systems:
External net sales	$58,515	$66,117	$188,659	$209,483
Intersegment sales	705	540	1,546	1,602
Segment earnings	8,824	15,288	33,822	45,253

        The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2003	2002	2003	2002
Total segment earnings	$4,345	$27,433	$29,165	$82,793
Unallocated corporate expenses	(3,539)	(2,772)	(9,184)	(13,377)
Interest expense and income	(1,214)	(1,095)	(2,867)	(3,446)

Consolidated earnings (loss) before income taxes and cumulative effect of accounting change	$(408)	$23,566	$17,114	$65,970

        Segment assets were as follows:

(In thousands)	At June 30, 2003	At September 30, 2002
Industrial Controls	$334,971	$286,302
Aircraft Engine Systems	214,068	219,480

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

Industrial Controls

	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2003	2002	2003	2002
External net sales	$83,122	$105,771	$243,962	$317,922
Segment earnings (loss)	(4,479)	12,145	(4,657)	37,540

        External net sales for Industrial Controls decreased in both the three months and nine months ended June 30, 2003, as compared to the same periods last year. This decrease was the result of a severe decline in domestic capital spending on power generation equipment—particularly large turbines—and a downturn in industrial markets generally.

        Industrial Controls had segment losses in the three months and nine months ended June 30, 2003, as compared to segment earnings in the same periods last year. Results were significantly impacted by the reverse leverage effect of reduced sales volume versus fixed costs and development costs considered necessary to satisfy core customers' current and future requirements.

        Included as part of segment earnings (loss) were certain workforce management costs that we incurred in connection with reductions in our workforce. This year, the reductions impacted various manufacturing, selling, and administrative functional areas at locations worldwide, and were made to better align staffing levels with expected demands. Last year, the reductions were primarily the result of consolidating certain manufacturing and administrative locations into fewer locations. Our workforce management costs were reflected in the following financial lines of the statements of consolidated earnings:

	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2003	2002	2003	2002
Cost of goods sold	$914	$—	$2,249	$1,546
Selling, general, and administrative expenses	159	—	841	373

Total	$1,073	$—	$3,090	$1,919

        In addition, we expensed $1.1 million for the write-off of certain advance license fees and $0.7 million associated with the transfer of an overseas pension to a different plan in the three months and nine months ended June 30, 2003. The write-off of advance license fees was related to licensed technology we are no longer using. We also expensed $1.0 million for lease termination expenses in the nine months ended June 30, 2003.

        On May 30, 2003, we acquired Synchro-Start Products Inc. to expand our position in the small, high-speed diesel engine market. Synchro-Start designs and manufactures actuators, solenoids, and controls for industrial engines and equipment. The acquired business is expected to add approximately $30,000,000 of revenue in fiscal year 2004 and is expected to be accretive to earnings in the first full year.

        Our cost of Synchro-Start totaled $49.8 million and we recorded $40.0 million as goodwill, which is expected to be fully deductible for income tax purposes. However, we have not yet completed a final allocation of the purchase price and a further price adjustment is possible under the terms of the purchase agreement. As a result, the amounts recorded are subject to adjustment. We do not anticipate adjustments to the purchase price to be significant. However, we are in the process of obtaining third-party valuations for property, plant, and equipment and other intangibles. As a result, it is possible that the amount allocated to these assets could change, which would increase or reduce the amount of goodwill.

Aircraft Engine Systems

	Three months ended June 30,		Nine months ended June 30,
(In thousands)	2003	2002	2003	2002
External net sales	$58,515	$66,117	$188,659	$209,483
Segment earnings	8,824	15,288	33,822	45,253

        External net sales for Aircraft Engine Systems decreased in both the three months and nine months ended June 30, 2003, as compared to the same periods last year. These decreases reflect weakness in the commercial aviation industry. This weakness was exacerbated by the war in Iraq as well as concerns about Severe Acute Respiratory Syndrome (SARS). Generally, commercial aftermarket sales have held up better than OEM sales, and military sales accounted for a slightly increased proportion of external net sales.

        Aircraft Engine Systems' segment earnings decreased in both the three months and nine months ended June 30, 2003, as compared to the same periods last year. These decreases were attributed to the lower sales volumes. Cost management and productivity initiatives taken during 2002 enabled margins to remain at the levels reported, despite continuing pricing pressures.

        Included as part of segment earnings were certain workforce management costs that we incurred in connection with reductions in our workforce. The majority of the reductions for 2003 are associated with the consolidation of our servovalve manufacturing operations in Buffalo, New York, into our Rockford, Illinois, manufacturing facility to achieve additional production cost efficiencies. The remaining reductions in 2003, as well as 2002, were made to better align staffing levels with expected demand. Our workforce management costs were reflected in the following financial lines of the statements of consolidated earnings:

	Three months ended June 30,		Nine months Ended June 30,
(In thousands)	2003	2002	2003	2002
Cost of goods sold	$491	$(21)	$3,241	$3,601
Selling, general and administrative expenses	184	35	254	204

Total	$675	$14	$3,495	$3,805

        The workforce management costs that were associated with the servovalve consolidation and are reflected in the table above totaled approximately $0.4 million for the three months ended and $2.7 million for the nine months ended June 30, 2003. In addition, we expensed other costs associated with the servovalve consolidation, such as equipment moving costs and travel costs associated with training of Rockford members, that totaled approximately $1.5 million for the three months ended and $2.0 million for the nine months ended June 30, 2003. We now believe the total cost of the consolidated will be approximately $5.5 million. We expect to complete the consolidation in the fourth quarter and anticipate that this action will generate annual cost savings of $2.5 million.

Nonsegment Expenses

	Three months ended June 30,		Nine months Ended June 30,
(In thousands)	2003	2002	2003	2002
Interest expense	$1,349	$1,214	$3,494	$3,923
Interest income	(135)	(119)	(627)	(477)
Corporate expenses	3,539	2,772	9,184	13,377

        Corporate expenses increased in the three months ended June 30, 2003, and decreased in the nine months ended June 30, 2003, as compared to the same periods last year. The three-month increase and nine-month decrease is primarily the result of changes in deferred compensation expense. Certain key management members may elect to defer the payment of a portion of their compensation to future periods. These deferrals are recorded as deferred compensation, and individual member balances are increased or decreased as if they were held in specified investments, principally common stock of the company.

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

Consolidated Earnings

	Three months ended June 30,		Nine months ended June 30,
(In thousands except per share amounts)	2003	2002	2003	2002
Earnings (loss) before income taxes and cumulative effect of accounting change	$(408)	$23,566	$17,114	$65,970
Income taxes	(243)	8,955	6,503	24,017

Earnings (loss) before cumulative effect of accounting change	(165)	14,611	10,611	41,953
Cumulative effect of accounting change, net of income taxes	—	—	—	(2,489)

Net earnings (loss)	$(165)	$14,611	$10,611	$39,464

Basic per share amounts:
Earnings (loss) before cumulative effect of accounting change	$(0.01)	$1.29	$0.95	$3.70
Net earnings (loss)	(0.01)	1.29	0.95	3.48

Diluted per share amounts:
Earnings (loss) before cumulative effect of accounting change	$(0.01)	$1.26	$0.94	$3.62
Net earnings (loss)	(0.01)	1.26	0.94	3.41

        Earnings (loss) before the cumulative effect of accounting change decreased in both the three months and nine months ended June 30, 2003, as compared to the same periods last year. Income taxes generally reflect an effective tax rate of 38.0%, except that income taxes for the nine months ended June 30, 2002, were impacted by a reduction in valuation allowances provided on deferred tax assets. (The reduction in valuation allowances was associated with a transfer of our interest in a joint venture.)

        The cumulative effect of accounting change reflected in last year's nine-month period is related to our October 1, 2001, adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". We completed the transitional goodwill impairment reviews required by the new standards and determined that one of our Industrial Controls' reporting units had a goodwill carrying value that exceeded its estimated implied fair value. The cumulative effect of accounting change reflects the write-down of the goodwill, net of income taxes, to its implied fair value. In performing our impairment reviews, we estimated the fair value of the various reporting units using a present value method that discounted future cash flows as we expect marketplace participants would, and we further assessed the reasonableness of the estimates by using valuation methods based on market multiples.

        Outlook: With the outlook for our key target markets and the global economy highly uncertain, forecasting near-term revenues and earnings is inherently difficult. However, we currently believe that earnings for 2004 will exceed those of 2003, attributable to market share gains, cost reductions, and acquisitions.

        With respect to cost reductions, we took a series of actions this year that are expected to reduce our 2004 operating costs by at least $20 million while helping us to preserve our position, implement our strategies, and sharpen our focus on core capabilities. These actions included better aligning capacity with sales volume, integrating various Industrial Controls and Aircraft Engine Systems processes, and consolidating global purchasing.

Financial Condition

        Our discussion and analysis of financial condition is presented by segment for assets. We also separately discuss and analyze other balance sheet measures and cash flows. Together, this discussion and analysis will help you assess our liquidity and capital resources, as well as understand changes in our financial condition.

Assets

(In thousands)	At June 30, 2003	At September 30, 2002
Segment assets:
Industrial Controls	$334,971	$286,302
Aircraft Engine Systems	214,068	219,480
Nonsegment assets	64,524	76,613

Total assets	$613,563	$582,395

        Industrial Controls' segment assets increased in the nine months ended June 30, 2003, primarily as a result of our acquisition of Synchro-Start Products Inc. Nonsegment assets decreased in the nine months ended June 30, 2003, primarily due to changes in deferred income taxes and reduced cash levels.

Other Balance Sheet Measures

(In thousands)	At June 30, 2003	At September 30, 2002
Working capital	$164,004	$152,312
Long-term debt, less current portion	113,581	78,192
Other liabilities	57,006	52,928
Commitments and contingencies	—	—
Shareholders' equity	358,455	354,901

        Increases in working capital (current assets less current liabilities) from September 30, 2002, are primarily attributable to reductions in accrued expenses for variable compensations plans and certain defined contribution plans, which accumulate throughout the year and are paid in our first quarter. We also contributed treasury stock to a trust for certain deferred compensation obligations, the impact of which was to reclassify a portion of our deferred compensation accrual from a liability account to a separate component of equity.

        On November 19, 2002, our Board of Directors authorized the repurchase of up to $20 million of Woodward common stock from time to time in open market and private transactions over the following two years. In the nine months ended June 30, 2003, we purchased $9.5 million of Woodward stock.

        In the nine months ended June 30, 2003, we contributed $4.3 million of treasury stock to a trust established for certain deferred compensation obligations. The deferred compensation obligation related to these shares of stock is classified as a separate component of equity in the June 30, 2003 consolidated balance sheet.

        We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175 million if we desire. This line of credit facility expires on March 14, 2006. In addition, we have other lines of credit facilities (which totaled $56.4 million at September 30, 2002) that are generally reviewed annually for renewal. The total amount of borrowings under these facilities was $49.9 million at June 30, 2003.

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

Cash Flows

	Nine months ended June 30,
(In thousands)	2003	2002
Net cash provided by operating activities	$41,334	$54,115
Net cash used in investing activities	(61,403)	(41,769)
Net cash provided by (used in) financing activities	14,701	(10,783)

        Net cash provided by operating activities decreased in the first nine months this year as compared to the first nine months last year. The cash effects of the decrease in earnings were partially offset by the cash effects of the normal variability among operating assets and liabilities.

        Net cash used in investing activities increased in the first nine months this year as compared to the first nine months last year. We completed one business acquisition in the nine-month period this year at a cost of $49.5 million as compared to two business acquisitions in the nine-month period last year at a total cost of $25.8 million. Partially offsetting this increase were lower capital expenditures in this year's nine-month period as compared to the same period last year.

        Net cash from financing activities changed in the first nine months this year as compared to last year primarily because of two reasons: First, we increased our debt by $31.5 million in the nine-month period this year as compared to a net decrease of $2.8 million in the same period last year. The amount of cash provided by operating activities in this year's nine-month period was insufficient to cover the business acquisitions, capital expenditures, treasury stock purchases, and cash dividends made during the same nine-month period. Second, we purchased $9.5 million of Woodward common stock in this year's nine-month period. In November 2002, our Board of Directors authorized the repurchase of up to $20 million of Woodward stock from time to time in open market and private transactions over the following two years.

        Outlook: Future cash flows from operating activities and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months. Our financing activities in 2002 have enhanced our liquidity for several years by delaying principal payment requirements for $60 million of debt from the fiscal 2002-2003 timeframe to the fiscal 2006-2012 timeframe, and by adding an additional $15 million of debt to the extended timeframe. Also, in this year's second quarter, we replaced a $150 million revolving line of credit facility that was due to expire on June 15, 2003, with a new line of credit facility. Our new facility, which expires on March 14, 2006, is for $100 million and has an option that permits us to increase the amount of the line up to $175 million. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and/or additional financing.

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

        John A. Halbrook, our chairman of the board and chief executive officer, and Stephen P. Carter, our executive vice president, chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed.

        Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  31(i)
  Certification of John A. Halbrook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31(ii)
  Certification of Stephen P. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32(i)
  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Report Filed on Form 8-K During the Third Quarter of the Fiscal Year Ending September 30, 2003:

  Form 8-K dated April 21, 2003, reporting Item 7—Financial Statements and Exhibits and Item 9—Regulation FD Disclosure. Item 7(c) included an exhibit 99.1, "Woodward Governor Company Press Release dated April 21, 2003".

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY
July 31, 2003	/s/ JOHN A. HALBROOK John A. Halbrook, President and Chief Executive Officer
July 31, 2003	/s/ STEPHEN P. CARTER Stephen P. Carter, Executive Vice President, Chief Financial Officer and Treasurer

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES