Form 10-K
period 2003-09-30
WOODWARD GOVERNOR CO
filed 2003-12-10
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

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

Registrant’s telephone number, including area code:

815-877-7441

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.00875 per share
(Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

          There were 11,141,213 shares of common stock with a par value of $.00875 per share outstanding at November 21, 2003.

          The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of our most recently completed second fiscal quarter was $310,588,723 (such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust, or the Woodward Governor Company Charitable Trust).

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of our annual report to shareholders for the fiscal year ended September 30, 2003 (2003 Annual Report), are incorporated by reference into Parts I, II and IV of this filing, to the extent indicated.

          Portions of our proxy statement dated December 10, 2003, are incorporated by reference into Part III of this filing, to the extent indicated.

WOODWARD GOVERNOR COMPANY

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

      Our operations are organized based on the nature of products and related services provided and consist of two reportable segments — Industrial Controls and Aircraft Engine Systems. Industrial Controls provides energy control systems and components primarily to OEMs of industrial engines, turbines, and other power equipment. Aircraft Engine Systems provides energy control systems and components primarily to OEMs of aircraft turbines.

      Information about our operations in 2003 and outlook for the future, including certain segment information, is included in “Management’s Discussion and Analysis” on pages 16 through 27 of our 2003 Annual Report, incorporated here by reference. Additional segment information and certain geographical information is included in Note U to the Consolidated Financial Statements, on pages 45 through 46 of our 2003 Annual Report, incorporated here by reference. Other information about our business follows.

Industrial Controls

      We provide energy control systems and components through Industrial Controls, primarily to OEMs of industrial engines, turbines, and other power equipment. We also sell components as spares or replacements, and provide other related services to these customers and other customers. In 2003, our largest customer was General Electric Company, accounting for about 27% of Industrial Controls’ sales.

      We generally sell Industrial Controls’ products and services directly to our customers, although we also generate sales through distributors, dealers, and independent service facilities. We carry certain finished goods and component parts inventory to meet rapid delivery requirements of customers, primarily for aftermarket needs. We do not believe Industrial Controls’ sales are subject to significant seasonal variation.

      During 2003, we acquired Synchro-Start Products Inc. and Barber-Colman Dyna Products to expand our position in the small, high-speed diesel engine market.

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

      Industrial Controls’ backlog orders were approximately $88 million at October 31, 2003, approximately 98% of which we expect to fill by September 30, 2004. Last year, Industrial Controls’ backlog orders were $74 million at October 31, 2002, approximately 94% of which we expected to fill by September 30, 2003. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

      Industrial Controls’ products make use of several patents and trademarks of various durations that we believe are collectively important. However, we do not consider our business dependent upon any one patent or trademark. Our products consist of mechanical, electronic, and electromagnetic components. Mechanical components are machined primarily from aluminum, iron, and steel. Generally there are numerous sources for the raw materials and components used in our products, and they are believed to be sufficiently available to meet all Industrial Controls’ requirements.

Aircraft Engine Systems

      We provide energy control systems and components through Aircraft Engine Systems, primarily to OEMs of aircraft engines for use in those engines. We also sell components as spares or replacements, and provide repair and overhaul services to these customers and other customers. In 2003, our largest customer was General Electric Company, accounting for about 24% of Aircraft Engine Systems’ sales.

      We generally sell Aircraft Engine Systems’ products and services directly to our customers, although we also generate aftermarket sales through distributors, dealers, and independent service facilities. We carry certain finished goods and component parts inventory to meet rapid delivery requirements of customers, primarily for aftermarket needs. We do not believe Aircraft Engine Systems’ sales are subject to significant seasonal variation.

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

      Aircraft Engine Systems’ backlog orders were $136 million at October 31, 2003, approximately 79% of which we expect to fill by September 30, 2004. Last year, Aircraft Engine Systems’ backlog orders were $136 million at October 31, 2002, approximately 81% of which we expected to fill by September 30, 2003. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

      Aircraft Engine Systems’ products make use of several patents and trademarks of various durations that we believe are collectively important. However, we do not consider our business dependent upon any one patent or trademark. Our products consist of mechanical, electronic, and electromagnetic components. Mechanical components are machined primarily from aluminum, iron, and steel. Generally there are numerous sources for the raw materials and components used in our products, and they are believed to be sufficiently available to meet all Aircraft Engine Systems’ requirements.

Other Matters

      We spent approximately $41.6 million for company-sponsored research and development activities in 2003, $36.7 million in 2002, and $30.4 million in 2001. These expenses were incurred by both Industrial Controls and Aircraft Engine Systems.

      We are currently involved in matters of litigation arising from the normal course of business, including certain environmental matters. These matters are discussed in Note S to the Consolidated Financial Statements on page 44 of our 2003 Annual Report, incorporated here by reference. We do not believe that compliance with Federal, State or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on our financial condition and competitive position, although such matters could have a material effect on our quarterly or annual operating results and cash flows (including capital expenditures) in a future period. We are not aware of any material capital expenditures that we will make for environmental control facilities through September 30, 2004.

      We employed about 3,209 people at October 31, 2003.

      This report and the 2003 Annual Report, sections of which have been incorporated by reference, contain forward-looking statements and should be read with “Factors That May Affect Future Results” on page 16 of the 2003 Annual Report, incorporated here by reference.

      Shareholders may obtain, without charge, a single copy of Woodward’s 2003 annual report on Securities and Exchange Commission Form 10-K upon written request to the Corporate Secretary, Woodward Governor Company, Rockford, Illinois. In addition, Securities and Exchange Commission filings are also available on our website at www.woodward.com, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current-event reports on Form 8-K, and amendments to those reports. These filings are available on our website as soon as reasonably practicable after they are filed electronically with, or furnished to, the Securities and Exchange Commission.

Item 2.     Properties

      Our principal plants are as follows:

United States

      Fort Collins, Colorado — Industrial Controls manufacturing

      Loveland, Colorado — Industrial Controls manufacturing and partially leased to a third party
      Niles, Illinois — Industrial Controls manufacturing
      Rockford, Illinois — Aircraft Engine Systems manufacturing and corporate offices
      Rockton, Illinois — Aircraft Engine Systems manufacturing and repair and overhaul
      Zeeland, Michigan — Aircraft Engine Systems manufacturing
      Greenville, South Carolina (leased) — Industrial Controls manufacturing

Other Countries

      Suzhou, Peoples Republic of China (leased) — Industrial Controls manufacturing

      Aken, Germany (leased) — Industrial Controls manufacturing
      Stuttgart, Germany (leased) — Industrial Controls manufacturing
      Tomisato, Chiba, Japan — Industrial Controls manufacturing
      Hoofddorp, The Netherlands — Industrial Controls manufacturing
      Cheltenham, England, United Kingdom — Industrial Controls manufacturing
      Prestwick, Scotland, United Kingdom (leased) — Aircraft Engine Systems repair and overhaul

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

Item 3.     Legal Proceedings

      We are currently involved in pending or threatened litigation regarding employment, environmental, and product liability matters, and arbitration proceedings regarding contractual matters arising from the normal course of business. These matters are discussed in Note S to the Consolidated Financial Statements on page 44 of our 2003 Annual Report, incorporated here by reference.

Item 4.     Submission of Matters to a Vote of Shareholders

      There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended September 30, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

      Our common stock is listed on the Nasdaq National Market and at November 21, 2003, there were 1,575 holders of record. Cash dividends were declared quarterly during 2003 and 2002. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2003 and 2002 are included in the “Selected Quarterly Financial Data” on page 50 of the 2003 Annual Report, incorporated here by reference.

Item 6.	Selected Financial Data

      “Selected Financial Data” is included on pages 48 through 49 of our 2003 Annual Report, incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      “Management’s Discussion and Analysis” is included on pages 16 through 27 of our 2003 Annual Report, incorporated here by reference. This discussion should be read with the consolidated financial statements on pages 28 through 46 of our 2003 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Disclosures about market risk are included under the caption “Market Risks” on page 19 of our 2003 Annual Report, incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data

      Consolidated financial statements and schedules, as listed in Item 15(a) and excluding the two items listed under the caption “Other Financial Statement Schedules”, are incorporated here by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements on accounting principles and financial disclosure. PricewaterhouseCoopers LLP, or its predecessors, have been our independent accountants since 1940.

Item 9A.	Controls and Procedures

      We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      John A. Halbrook, our chairman of the board and chief executive officer, and Stephen P. Carter, our executive vice president, chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed.

      Furthermore, there have been no changes in our internal control over financial reporting during the fourth quarter covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers:

      John A. Halbrook, age 58 — chairman and chief executive officer since January 1995; chief executive officer and president November 1993 through January 1995; president November 1991 through November 1993.

      Thomas A. Gendron, age 42 — president and chief operating officer since September 2002; vice president and general manager of Industrial Controls June 2001 through September 2002; vice president of Industrial Controls April 2000 through May 2001; director of global marketing and Industrial Controls’ business development February 1999 through March 2000; and marketing and product support manager of Aircraft Engine Systems November 1990 through January 1999.

      Stephen P. Carter, age 52 — executive vice president, chief financial officer and treasurer since January 2003; vice president, chief financial officer and treasurer since January 1997 through December 2002; vice president and treasurer September 1996 through January 1997; and assistant treasurer January 1994 through September 1996.

      Carol J. Manning, age 53 — secretary since June 1991.

      All executive officers were elected to their current positions at the January 22, 2003, Board of Directors meeting to serve until the January 28, 2004, Board of Directors meeting, or until their successors have been elected.

      We have adopted a code of ethics for senior financial officers and other finance members that applies to John A. Halbrook, our principal executive officer, and Stephen P. Carter, our principal financial and accounting officer. This code of ethics, as listed in Item 15(c) as Exhibit 14, is incorporated here by reference.

      Other information regarding our directors and executive officers is under the captions “Board of Directors” on pages 7 through 8, “Board Meetings and Committees — Audit Committee” on page 9, (including information with respect to audit committee financial experts) “Share Ownership of Management” on page 11, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 11 of our proxy statement dated December 10, 2003, incorporated here by reference.

Item 11.	Executive Compensation

      Executive compensation is under the captions “Board Meetings and Committees — Director Compensation” on page 10, “Executive Compensation” on pages 14 through 15, “Stock Options” on page 16, and “Long-Term Management Incentive Compensation Plan Awards” on page 17 of our proxy statement dated December 10, 2003, incorporated here by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Share Ownership of Management” on page 11, “Persons Owning More than Five Percent of Woodward Stock” on page 12 and “Stock Options — Equity Compensation Plan Information” on page 16 of our proxy statement dated December 10, 2003, incorporated here by reference.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is under the caption “Board Meetings and Committees — Director Compensation” on page 10 of our proxy statement dated December 10, 2003, incorporated here by reference.

Item 14.	Principal Accounting Fees and Services

      Principal accounting fees and services are under the caption “Audit Committee Report to Shareholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Public Auditors” on page 18 of our proxy statement dated December 10, 2003, incorporated here by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Index to Consolidated Financial Statements and Schedules

	Reference

	Form 10-K	Annual Report
	Annual Report	to Shareholders
	Page	Page

Annual report to shareholders for the fiscal year ended September 30, 2003, filed as Exhibit 13 to this Form 10-K and incorporated by reference:
Management’s Responsibility for Financial Statements		15
Statements of Consolidated Earnings for the years ended September 30, 2003, 2002, and 2001		28-29
Consolidated Balance Sheets at September 30, 2003 and 2002		30
Statements of Consolidated Cash Flows for the years ended September 30, 2003, 2002, and 2001		31
Statements of Consolidated Shareholders’ Equity for the years ended September 30, 2003, 2002, and 2001		32-33
Notes to Consolidated Financial Statements		34-46
Report of Independent Auditors		47
Selected Quarterly Financial Data		50
Other Financial Statement Schedules, included with this filing:
Report of Independent Auditors on Financial Statement Schedule	S-1
Valuation and Qualifying Accounts	S-2

      Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

      With the exception of the consolidated financial statements and the reports of independent auditors listed in the above index, and the information referred to in Items 1, 3, 5, 6, 7, 7a, and 8, all of which is included in the 2003 Annual Report to Shareholders of Woodward Governor Company and incorporated by reference into this Form 10-K Annual Report, the 2003 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

      (b) Reports on Form 8-K During the Fourth Quarter of the Fiscal Year Ended September 30, 2003.

      We did not file any reports on Form 8-K during the quarter ended September 30, 2003. We furnished to the Securities and Exchange Commission report on Form 8-K dated July 22, 2003. This Form 8-K was for the purpose of furnishing the press release announcing our financial results for the fiscal quarter and nine months ended June 30, 2003.

      (c) Exhibits Filed as Part of This Report

(3)(i) Articles of Incorporation	Filed as Exhibit 3(i) to Form 10-K for the year ended September 30, 1999, incorporated here by reference.

(ii) By-laws	Filed as an exhibit

(4) Instruments defining the rights of security holders, including indentures	(a) Note Purchase Agreement dated October 15, 2001, filed as an exhibit to Form 10-Q for the quarter ended December 31, 2001, incorporated here by reference.

(b) Credit Agreement dated March 4, 2003, filed as Exhibit 4 to Form 10-Q for the three months ended March 31, 2003, incorporated here by reference.

(10) Material contracts	(a) Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

(b) Annual Management Incentive Compensation Plan, filed as Exhibit 10(d) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

(c) Form of Outside Director Stock Purchase Agreement with Michael H. Joyce and Rodney O’Neal, and filed as Exhibit 10(g) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

(d) Form of Outside Director Stock Purchase Agreement with Paul Donovan, filed as Exhibit 10(h) to Form 10-K for the year ended September 30, 2001, incorporated here by reference.

(e) 2002 Stock Option Plan, effective January 1, 2002 filed as Exhibit 10 (iii) to Form 10-Q for the quarter ended March 31, 2002, incorporated here by reference

(f) Executive Benefit Plan (non-qualified deferred compensation plan), filed as Exhibit 10(e) for Form 10-K for the year ended September 30, 2002, incorporated here by reference.

(g) Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Form 10-K for the year ended September 30, 2002, incorporated here by reference.

(h) Form of Transitional Compensation Agreement with John A. Halbrook, Thomas A. Gendron, and Stephen P. Carter, filed as Exhibit 10 to Form 10-Q for the three months ended December 31, 2002, incorporated here by reference.

(11) Statement on computation of earnings per share	Included in Note E of Notes to Consolidated Financial Statements, included in 2003 Annual Report, incorporated here by reference.

(13) Annual report to shareholders for the fiscal year ended September 30, 2003	Except as specifically incorporated by reference, report is furnished solely for the information of the Commission and is not deemed “filed” as part of this report.

(14) Code of Ethics	Filed as an exhibit.

(21) Subsidiaries	Filed as an exhibit.

(23) Consents of Independent Accountants	Filed as an exhibit.

(31)(i) Certification of John A. Halbrook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit.

(ii) Certification of Stephen P. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit.

(32)(i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit.

(99)(i) Additional exhibit — description of annual report graphs	Filed as an exhibit.

SIGNATURES

      This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the financial statements referenced have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and members of Woodward Governor Company. This has been done under the general supervision of Stephen P. Carter, vice president, chief financial officer and treasurer. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors, as indicated in their report in the annual report to shareholders for the fiscal year ended September 30, 2003.

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

Date: December 5, 2003

/s/ STEPHEN P CARTER

Stephen P. Carter
Vice President, Chief Financial Officer and Treasurer

Date December 1, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. COHN John D. Cohn	Director	December 5, 2003

/s/ PAUL DONOVAN Paul Donovan	Director	December 5, 2003

/s/ MICHAEL H. JOYCE Michael H. Joyce	Director	December 5, 2003

/s/ RODNEY O’NEAL Rodney O’Neal	Director	December 5, 2003

Signature	Title	Date

/s/ MARY L. PETROVICH Mary L. Petrovich	Director	December 8, 2003

/s/ JAMES R. RULSEH James R. Rulseh	Director	December 8, 2003

/s/ MICHAEL T. YONKER Michael T. Yonker	Director

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Woodward Governor Company

      Our audits of the consolidated financial statements referred to in our report dated October 31, 2003 appearing in the 2003 Annual Report to Shareholders of Woodward Governor Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
October 31, 2003

S-1

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
for the years ended September 30, 2003, 2002, and 2001
(In thousands of dollars)

Column A	Column B	Column C		Column D	Column E

	Additions

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End of
Description	of Year	Expenses	Accounts(B)	Deductions(A)	Year

2003:
Allowance for doubtful accounts	$2,716	$517	$422	$(855)	$2,800

2002:
Allowance for doubtful accounts	$4,720	$(1,535)	$27	$498	$2,716

2001:
Allowance for doubtful accounts	$4,452	$2,780	$(28)	$2,540	$4,720

Notes:

(A)	Represents accounts written off during the year and also overseas currency translation adjustments that decreased the deduction from reserves by $28 in 2001 and increased the reserve by $186 in 2003 and $53 in 2002.

(B)	Recovery of accounts previously written-off.

S-2