Form 10-Q
period 2003-12-31
WOODWARD GOVERNOR CO
filed 2004-02-03
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

(815) 877-7441

(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          As of January 23, 2004, 11,146,758 shares of common stock with a par value of $.00875 cents per share were outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
SIGNATURES
Certification of John A Halbrook
Certification of Stephen P. Carter
Section 906 Certification

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	20
Signatures		21

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

Statements of Consolidated Earnings

     Woodward Governor Company and Subsidiaries

	Three Months Ended
	December 31,

	2003	2002

	(Unaudited)

	(In thousands except
	per share amounts)
Net Sales	$158,973	$144,825

Costs and expenses:
Cost of goods sold	127,317	118,266
Selling, general, and administrative expenses	17,176	14,797
Amortization of intangible assets	1,610	1,017
Interest expense	1,244	1,194
Interest income	(573)	(109)
Other expense (income)- net	178	(444)

Total costs and expenses	146,952	134,721

Earnings before income taxes	12,021	10,104
Income taxes	4,628	3,839

Net earnings	$7,393	$6,265

Earnings per share:
Basic	$0.66	$0.55
Diluted	0.65	0.55

Weighted-average number of shares outstanding:
Basic	11,264	11,306
Diluted	11,456	11,457

Cash dividends per share	$0.24	$0.2325

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

     Woodward Governor Company and Subsidiaries

	At	At
	December 31,	September 30,
	2003	2003

	(Unaudited)

	(In thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$41,683	$24,058
Accounts receivable, less allowance for losses of $2,196 for December and $2,601 for September	79,850	87,807
Inventories	132,178	126,289
Income taxes receivable	—	1,782
Deferred income taxes	14,362	14,179
Other current assets	6,006	5,157

Total current assets	274,079	259,272

Property, plant, and equipment — net	123,456	124,144
Goodwill	134,329	133,620
Other intangibles — net	83,974	85,291
Deferred income taxes	3,507	6,429
Other assets	6,460	7,243

Total assets	$625,805	$615,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,405	$5,774
Current portion of long-term debt	25,000	30,000
Accounts payable	28,347	26,703
Accrued liabilities	40,560	45,533
Income taxes payable	5,138	—

Total current liabilities	108,450	108,010

Long-term debt, less current portion	89,743	89,970
Other liabilities	58,989	57,215
Commitments and contingencies
Shareholders’ equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	13,797	13,760
Accumulated other comprehensive earnings	12,530	9,625
Deferred compensation	4,406	4,377
Retained earnings	366,117	361,382

	396,956	389,250
Less: Treasury stock, at cost	23,927	24,069
Treasury stock held for deferred compensation	4,406	4,377

Total shareholders’ equity	368,623	360,804

Total liabilities and shareholders’ equity	$625,805	$615,999

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows

Woodward Governor Company and Subsidiaries

	Three Months Ended
	December 31,

	2003	2002

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net earnings	$7,393	$6,265

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,312	7,740
Net loss on sale of property, plant, and equipment	157	47
ESOP compensation expense	—	(146)
Deferred income taxes	1,050	1,827
Reclassification of unrealized losses on derivatives to earnings	45	43
Changes in operating assets and liabilities:
Accounts receivable	9,529	7,634
Inventories	(4,382)	2,155
Accounts payable and accrued liabilities	(4,384)	(14,310)
Income taxes payable	6,976	773
Other — net	750	(23)

Total adjustments	18,053	5,740

Net cash provided by operating activities	25,446	12,005

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(4,118)	(2,865)
Proceeds from sale of property, plant, and equipment	84	85

Net cash used in investing activities	(4,034)	(2,780)

Cash flows from financing activities:
Cash dividends paid	(2,701)	(2,635)
Proceeds from sales of treasury stock	179	185
Purchases of treasury stock	—	(6,679)
Net payments from borrowings under revolving lines	(1,585)	(2,063)

Net cash used in financing activities	(4,107)	(11,192)

Effect of exchange rate changes on cash	320	235

Net change in cash and cash equivalents	17,625	(1,732)
Cash and cash equivalents, beginning of year	24,058	29,828

Cash and cash equivalents, end of period	$41,683	$28,096

Supplemental cash flow information:
Interest expense paid	$2,630	$570
Income taxes paid	2,245	1,294

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Overview:

      The consolidated balance sheet as of December 31, 2003, the statements of consolidated earnings for the three-month periods ended December 31, 2003 and 2002, and the statements of consolidated cash flows for the three-month periods ended December 31, 2003 and 2002, were prepared by the company without audit. The September 30, 2003, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company’s financial position as of December 31, 2003, the results of its operations for the three-month periods ended December 31, 2003 and 2002, and its cash flows for the three-month periods ended December 31, 2003 and 2002. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company’s 2003 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 34-46 of the 2003 annual report to shareholders. The statement of consolidated earnings for the three-month period ended December 31, 2003, is not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2)     Stock-based compensation policy:

      We use the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we do not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant. The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation:

	Three Months
	Ended December 31,
	2003	2002

	(In thousands except
	per share amounts)
Reported net earnings	$7,393	$6,265
Stock-based compensation expense using the fair value method, net of income tax	(237)	(255)

Pro forma net earnings	$7,156	$6,010

Reported net earnings per share amounts:
Basic	$0.66	$0.55
Diluted	0.65	0.55

Pro forma net earnings per share amounts:
Basic	$0.64	$0.53
Diluted	0.63	0.53

(3)     New Accounting Standards:

      In December 2003, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim-period disclosure requirements of the revised Statement are effective beginning this quarter, and our disclosures may be found in note 10 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining disclosure requirements of the revised Statement are effective for our year ending September 30, 2004.

(4)     Earnings per share:

	Three Months
	Ended December 31,
	2003	2002

	(In thousands except
	per share amounts)
Net earnings (A)	$7,393	$6,265

Determination of shares:
Weighted-average shares of common stock outstanding (B)	11,264	11,306
Assumed exercise of stock options	192	151

Weighted-average shares of common stock outstanding assuming dilution (C)	11,456	11,457

Net earnings:
Basic per share amount (A/B)	$0.66	$0.55
Diluted per share amount (A/C)	$0.65	$0.55

      The following stock options were outstanding during the three months ended December 31, 2003 and 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the respective periods:

	Three Months Ended
	December 31,

	2003	2002

Options	23,479	292,979
Weighted-average exercise price	$62.83	$49.64

(5)     Inventories:

	At	At
	December 31,	September 30,
	2003	2003

	(In thousands)
Raw materials	$4,065	$6,017
Component parts	78,784	76,151
Work in process	28,691	27,237
Finished goods	20,638	16,884

	$132,178	$126,289

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)     Property, plant, and equipment:

	At	At
	December 31,	September 30,
	2003	2003

	(In thousands)
Land	$10,405	$10,049
Buildings and equipment	147,631	145,779
Machinery and equipment	248,230	247,767
Construction in progress	2,684	2,239

	408,950	405,834
Less accumulated depreciation	285,494	281,690

Property, plant, and equipment — net	$123,456	$124,144

(7)     Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2003	$71,498
Goodwill acquired	429
Foreign currency exchange rate changes	280

Balance at December 31, 2003	$72,207

Aircraft Engine Systems:
Balance at September 30, 2003 and December 31, 2003	$62,122

Consolidated:
Balance at September 30, 2003	$133,620
Goodwill acquired	429
Foreign currency exchange rate changes	280

Balance at December 31, 2003	$134,329

      In August 2003 we acquired assets and assumed certain liabilities of Barber-Colman Dyna Products, a division of Invensys Building Systems, Inc. The cost for this acquisition and the related allocation of the acquisition cost is subject to change. The purchase price for the assets acquired may increase or decrease based on a purchase price adjustment procedure customary to asset purchase agreements. Also, we are in the process of finalizing valuations of other intangibles and estimates of liabilities associated with an existing Barber-Colman facility. We expect settlement of the purchase price adjustment and the final purchase price allocation will be completed before the end of March 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)     Other intangibles — net:

	At	At
	December 31,	September 30,
	2003	2003

	(In thousands)
Industrial Controls:
Customer relationships:
Amount acquired	$33,610	$33,610
Accumulated amortization	(4,179)	(3,615)

	29,431	29,995

Other:
Amount acquired	28,108	27,815
Accumulated amortization	(5,253)	(4,594)

	22,855	23,221

Total	$52,286	$53,216

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(5,313)	(5,075)

	23,234	23,472

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(3,331)	(3,182)

	8,454	8,603

Total	$31,688	$32,075

Consolidated:
Customer relationships:
Amount acquired	$62,157	$62,157
Accumulated amortization	(9,492)	(8,690)

	52,665	53,467

Other:
Amount acquired	39,893	39,600
Accumulated amortization	(8,584)	(7,776)

	31,309	31,824

Total	$83,974	$85,291

      Amortization expense associated with current intangibles is expected to be approximately $6,400,000 for each year 2004-2006, approximately $6,000,000 in 2007, and approximately $5,400,000 in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)     Accrued liabilities:

	At	At
	December 31,	September 30,
	2003	2003

	(In thousands)
Salaries and other member benefits	$12,888	$17,005
Warranties	6,976	6,113
Taxes, other than on income	3,043	3,591
Deferred compensation	2,422	2,328
Other items — net	15,231	16,496

	$40,560	$45,533

      Salaries and other member benefits include accrued termination benefits totaling $1,981 at December 31, 2003 and $2,199 at September 30, 2003. Changes in accrued termination benefits for the three months ended December 31, 2003 were as follows:

(In thousands)

Industrial Controls:
Balance at September 30, 2003	$2,037
Expense:
Cost of goods sold	126
Selling, general, and administrative expenses	25
Terminations and payments	(293)
Accrual adjustments	(83)
Foreign currency exchange rate changes	169

Balance at December 31, 2003	$1,981

Aircraft Engine Systems:
Balance at September 30, 2003	$104
Terminations and payments	(104)

Balance at December 31, 2003	$—

Nonsegment:
Balance at September 30, 2003	$58
Terminations and payments	(58)

Balance at December 31, 2003	$—

Consolidated:
Balance at September 30, 2003	$2,199
Expense:
Cost of goods sold	126
Selling, general, and administrative expenses	25
Terminations and payments	(455)
Accrual adjustments	(83)
Foreign currency exchange rate changes	169

Balance at December 31, 2003	$1,981

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Termination benefits accrued by Industrial Controls impacted manufacturing, selling, and administrative expenses and reflect adjustments to stay bonuses to be paid out in future periods. Accrual adjustments in Industrial Controls reflect retention of certain members due to increased production levels. We expect all terminations to be completed by the end of March 2004 and all associated payments to be completed by the end of September 2004.

      Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. A reconciliation of accrued product warranties from September 30, 2003, to December 31, 2003, follows:

(In thousands)

Balance at September 30, 2003	$6,113
Accruals related to warranties issued during the period	1,588
Accruals related to pre-existing warranties	(11)
Settlements of amounts accrued	(891)
Foreign currency exchange rate changes	177

Balance at December 31, 2003	$6,976

(10)     Retirement benefits:

      We provide various benefits to eligible members of our company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three Months
	Ended
	December 31,

	2003	2002

	(In thousands)
Retirement pension benefits — United States:
Components of net periodic benefit cost:
Interest cost	$291	$250
Expected return on plan assets	(150)	(200)
Recognized losses	59	—

Net periodic benefit cost	$200	$50

Contributions by the company	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended
	December 31,

	2003	2002

	(In thousands)
Retirement pension benefits — other countries:
Components of net periodic benefit cost:
Service cost	$416	$287
Interest cost	448	341
Expected return on plan assets	(400)	(279)
Amortization of unrecognized transition obligation	24	22
Recognized losses	129	146
Recognized prior service costs	(2)	(2)

Net periodic benefit cost	$615	$515

Contributions by the company	$333	$159

Retirement healthcare benefits:
Components of net periodic benefit cost Service cost	$599	$429
Interest cost	1,138	966
Recognized losses	410	192
Recognized prior service costs	(127)	(127)

Net periodic benefit cost	$2,020	$1,460

Contributions by the company	$705	$1,134

(11)     Accumulated other comprehensive earnings:

      Accumulated other comprehensive earnings, which totaled $12,530,000 at December 31, 2003, consisted of the following items:

At or For the
Three Months Ended
December 31,
2003

(In thousands)
Accumulated foreign currency translation adjustments:
Balance at beginning of year	$11,611
Translation adjustments	4,612
Taxes associated with translation adjustments	(1,753)

Balance at end of period	$14,470

Accumulated unrealized derivative losses:
Balance at beginning of year	$(1,047)
Reclassification to interest expense	73
Taxes associated with interest reclassification	(27)

Balance at end of period	$(1,001)

Accumulated minimum pension liability adjustments:
Balance at beginning of year and end of period	$(939)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)     Total comprehensive earnings:

	Three Months
	Ended
	December 31,

	2003	2002

	(In thousands)
Net earnings	$7,393	$6,265
Other comprehensive earnings:
Foreign currency translation adjustments	2,859	1,342
Reclassification of unrealized losses on derivatives to earnings	46	43

Total comprehensive earnings	$10,298	$7,650

(13)     Contingencies:

      We are currently involved in pending or threatened litigation regarding employment, environmental, and product liability matters, and arbitration proceedings regarding contractual matters arising from the normal course of business. We have accrued approximately $500,000 at December 31, 2003 in accrued expenses for these matters, which represent our estimate of the most likely amount of losses that we believe will be incurred.

      We also file income tax returns in various jurisdictions worldwide, which are subject to audit. Our income taxes receivable/ payable include our estimate of the most likely amount of expenses that we believe will result from income tax audit adjustments.

      In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.

      It is our opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on our financial condition, although such matters could have a material effect on our quarterly or annual operating results and cash flows when resolved in a future period.

(14)     Segment information:

	Three Months
	Ended
	December 31,

	2003	2002

	(In thousands)
Industrial Controls:
External net sales	$96,819	$78,529
Intersegment sales	150	178
Segment earnings	4,591	1,670

Aircraft Engine Systems:
External net sales	$62,154	$66,296
Intersegment sales	339	674
Segment earnings	11,421	12,831

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three Months
	Ended
	December 31,

	2003	2002

	(In thousands)
Total segment earnings	$16,012	$14,501
Unallocated corporate expenses	(3,320)	(3,312)
Interest expense and income	(671)	(1,085)

Consolidated earnings before income taxes and cumulative effect of accounting change	$12,021	$10,104

      Segment assets were as follows:

	At	At
	December 31,	September 30,
	2003	2003

	(In thousands)
Industrial Controls	$342,088	$336,654
Aircraft Engine Systems	209,483	217,685

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We prepared the following discussion and analysis to help you better understand factors that may affect our future results, our critical accounting policies and market risks, our results of operations and financial condition, and the effects of recent accounting pronouncements. This discussion should be read with the consolidated financial statements.

Factors That May Affect Future Results

      This Form 10-Q contains forward-looking statements, including:

•	Projections of sales, earnings, cash flows, or other financial items;

•	Descriptions of our plans and objectives for future operations;

•	Forecasts of future economic performance; and

•	Descriptions of assumptions underlying the above items.

      Forward-looking statements do not reflect historical facts. Rather, they are statements about future events and conditions and often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions. Such statements reflect our expectations about the future only as of the date they are made. We are not obligated to, and we might not, update our forward-looking statements to reflect changes that occur after the date they are made. Furthermore, actual results could differ materially from projections or any other forward-looking statement regardless of when they are made.

      Important factors that could individually, or together with one or more other factors, affect our business, results of operations and/or financial condition are discussed more fully in the Management Discussion and Analysis on page 16 of our 2003 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2003.

Critical Accounting Policies

      We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operation, and require us to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of our critical accounting policies with the audit committee of the company’s Board of Directors. In each of the areas that were identified as critical accounting policies, our judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in our assets and liabilities, increases or decreases in our expenses, and additional losses or gains that are material to our financial condition and results of operations. Our critical accounting policies are discussed more fully in the Management Discussion and Analysis on pages 17-18 of our 2003 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2003.

Market Risks

      Our long-term debt and interest rate swap agreements are sensitive to changes in interest rates. Also, assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on page 19 of our 2003 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2003.

Results of Operations

      Our results of operations are discussed and analyzed by segment. We have two operating segments — Industrial Controls and Aircraft Engine Systems. Industrial Controls provides energy control systems and components primarily to OEMs (original equipment manufacturers) of industrial engines, turbines, and other power equipment. Aircraft Engine Systems provides energy control systems and components primarily to OEMs of aircraft turbines.

      We use segment earnings internally to assess the performance of each segment and to make decisions on the allocation of resources. Total segment earnings do not reflect all expenses of the company. Nonsegment expenses, including income taxes, are separately discussed and analyzed.

	Three Months
	Ended
	December 31,

	2003	2002

	(In thousands)
Industrial Controls
External net sales	$96,819	$78,529
Segment earnings	4,591	1,670

      External net sales of Industrial Controls increased in this year’s first quarter as compared to the first quarter last year. Businesses acquired in the third and fourth fiscal quarters last year accounted for $12.2 million of the year-over-year increase. Most of the remaining increase was attributable to the effect of changes in foreign currency exchange rates.

      Industrial Controls’ segment earnings increased in this year’s first quarter as compared to the first quarter last year. This increase was the result of higher sales and improved segment earnings margins. Also, in last year’s first quarter, we incurred approximately $0.6 million for workforce management activities.

      The improvement in the segment earnings margin was driven by cost reduction efforts in fiscal year 2003, including reductions in our workforce. Over the course of the full fiscal year, Industrial Controls’ reduced its workforce by 172 positions, of which $2.1 million remained accrued at the end of the year. In this year’s first quarter, we incurred an additional $0.2 million of expense associated with stay bonuses and made payments totaling $0.4 million. At December 31, 2003, our remaining accrual was $2.0 million, including the effects of foreign currency rate fluctuations. We expect all terminations to be completed by the end of March 2004 and all associated payments to be completed by the end of September 2004.

	Three Months
	Ended
	December 31,

	2003	2002

	(In thousands)
Aircraft Engine Systems
External net sales	$62,154	$66,296
Segment earnings	11,421	12,831

      External net sales of Aircraft Engine Systems decreased in this year’s first quarter as compared to the first quarter last year, reflecting continued weakness in the commercial aviation industry. However, military business remained strong and commercial aftermarket sales remained fairly stable.

      Aircraft Engine Systems’ segment earnings decreased in this year’s first quarter as compared to the first quarter last year. Last year’s first quarter results included $2.3 million of costs related to the consolidation of Aircraft Engine Systems’ servovalve operations. This year’s first quarter earnings were affected by lower sales and a less favorable sales mix as compared to the first quarter a year ago, reflecting normal variability in sales.

The resulting decrease in margin was partially offset by cost reductions associated with the servovalve operations consolidation.

	Three Months
	Ended
	December 31,

	2003	2002

	(In thousands)
Nonsegment Expenses
Interest expense	$1,244	$1,194
Interest income	(573)	(109)
Nonsegment expenses	3,320	3,312

      Interest income increased in this year’s first quarter as compared to the same quarter last year as a result of interest received in connection with an income tax refund.

	Three Months
	Ended
	December 31,

	2003	2002

	(In thousands except
	per share amounts)
Consolidated Earnings
Earnings before income taxes	$12,021	$10,104
Income taxes	4,628	3,839

Net earnings	$7,393	$6,265

      Earnings before income taxes and net earnings increased in this year’s first quarter as compared to the same quarter last year. Income taxes were provided at an effective rate on earnings before income taxes of 38.5% in this year’s first quarter compared to 38.0% in the first quarter last year. Our effective rate for the full fiscal year 2003 was 38.1%.

      Outlook: While we believe the weakness in the commercial aviation industry will continue through the end of 2004 and into 2005, many of our customers have expressed favorable sentiments about future demands in our industrial markets. Nevertheless, until actual orders begin to validate these indications, it is too early to be more specific than our previous guidance that earnings for fiscal 2004 will exceed those of 2003. Actual earnings will be influenced by the timing and slope of the recoveries in our power generation, commercial aviation, and other global markets.

Financial Condition

      Our discussion and analysis of financial condition is presented by segment for assets. We also separately discuss and analyze other balance sheet measures and cash flows. Together, this discussion and analysis will help you assess our liquidity and capital resources, as well as understand changes in our financial condition.

	At	At
	December 31,	September 30,
	2003	2003

	(In thousands)
Assets
Segment assets:
Industrial Controls	$342,088	$336,654
Aircraft Engine Systems	209,483	217,685
Nonsegment assets	74,234	61,660

Total assets	$625,805	$615,999

      Industrial Controls’ segment assets increased in the first quarter, primarily as a result of fluctuations in foreign currency exchange rates. Aside from the foreign currency translation effects, an increase in inventories, due to normal variability in production schedules, was largely offset by decreases in accounts receivable. The reduction in accounts receivable was attributed to lower sales near the end of the first quarter because of holiday-related work schedules.

      Aircraft Engine Systems’ segment assets decreased in the first quarter primarily as a result of lower accounts receivable, attributed to lower sales near the end of the first quarter because of the holiday-related work schedules.

      Nonsegment assets increased in the first quarter primarily as a result of an increase in cash and cash equivalents attributable to normal operating activities.

	At	At
	December 31,	September 30,
	2003	2003

	(In thousands)
Other Balance Sheet Measures
Working capital	$165,629	$151,262
Long-term debt, less current portion	89,743	89,970
Other liabilities	58,989	57,215
Commitments and contingencies
Shareholders’ equity	368,623	360,804

      Working capital increased in the first quarter, primarily as a result of an increase in cash and cash equivalents attributable to normal operating activities.

      Required future principal payments of long-term debt and commitments under operating leases were as follows:

		2005/	2007/
In thousands for the year(s) ended September 30,	2004	2006	2008	Thereafter

Long-term debt	$—	$15,197	$28,600	$42,858
Operating leases	3,194	4,171	2,769	4,189

      We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175 million if we desire. The line of credit facility expires on March 14, 2006. In addition, we have other lines of credit facilities, which totaled $30.6 million at September 30, 2003, that are generally reviewed annually for renewal.

      Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, a maximum consolidated debt to EBITDA, and a minimum EBIT to consolidated interest expense ratio, as defined in the agreements. We were in compliance with all covenants at December 31, 2003.

      Other liabilities increased in the first quarter primarily as a result of changes in net accrued retirement healthcare benefits and retirement pension benefits. Our expenses associated with these plans totaled $9.0 million and our contributions totaled $6.5 million in 2003.

      We are currently involved in pending or threatened litigation regarding employment, environmental, and product liability matters, and arbitration proceedings regarding contractual matters arising from the normal course of business. We have accrued approximately $500 at December 31, 2003, in accrued expenses for these matters, which represent our estimate of the most likely amount of losses that we believe will be incurred. We also file income tax returns in various jurisdictions worldwide, which are subject to audit. Our income taxes receivable/ payable include our estimate of the most likely amount of expenses that we believe will result from income tax audit adjustments. In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers. It is our opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on our financial condition, although such matters could have a material effect on our quarterly or annual operating results and cash flows when resolved in a future period.

      Shareholders’ equity increased in the first quarter. Increases due to net earnings and favorable foreign currency translation adjustments were partially offset by cash dividend payments.

      On November 9, 2002, our Board of Directors authorized the repurchase of up to $20 million of our common stock from time to time in open market and private transactions over the two years following the authorization. Through December 31, 2003, we purchased $9.5 million of our common stock.

	Three Months Ended
	December 31,

	2003	2002

	(In thousands)
Cash Flows
Net cash provided by operating activities	$25,446	$12,005
Net cash used in investing activities	(4,034)	(2,780)
Net cash used in financing activities	(4,107)	(11,192)

      Net cash flows provided by operations increased in this year’s first quarter compared to the first quarter last year. Both operating cash receipts and disbursements increased over the prior year’s first quarter due to higher sales volume. However, cash collected from customers increased at a greater rate than cash paid to employees and other suppliers, reflecting normal variations in collection and payment patterns, as well as increased earnings. Other factors contributing to the change include higher cash receipts of income tax refunds and interest income, which were partially offset by higher cash payments for interest expense and income taxes.

      Net cash flows used for investing activities increased in this year’s first quarter compared to the first quarter last year because of higher levels of capital expenditures. For the full fiscal year last year, capital expenditures were $18.8 million.

      Net cash flows for financing activities decreased in this year’s first quarter compared to the first quarter last year. This decrease is primarily related to the purchase of $6.7 million of treasury stock in last year’s first quarter. These stock purchases were made in connection with a November 19, 2002, authorization by the Board of Directors to repurchase up to $20 million of our common stock from time to time in open market and private transactions over the two years following the authorization. Dividends were higher in this year’s first quarter, reflecting dividend per share payment rates of $0.2400 in this year’s first quarter and $0.2325 in last year’s first quarter.

      Outlook: Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months. Payments of our $75 million of senior notes are not due until the 2006-2012 timeframe. Also, we have a $100 million line of credit facility that includes an option to increase the amount of the line up to $175 million that does not expire until March 14, 2006. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim-period disclosure requirements of the revised Statement are effective beginning this quarter, and our disclosures may be found in the notes to the consolidated financial statements. The remaining disclosure requirements of the revised Statement are effective for our year ending September 30, 2004.

      In January 2004, the Financial Accounting Standards Board issued FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Act introduced a prescription drug benefit and federal subsidy to sponsors of retiree healthcare benefit plans. The Staff Position permits a plan sponsor to make a one-time election to defer recognition of the effects of the Act in accounting for its retiree healthcare benefit plans until authoritative guidance on accounting for subsidies provided by the Act is issued. The next measurement date for our retirement healthcare benefits plan is September 30, 2004.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on pages 19 of our 2003 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2003.

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

PART II — OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

      (a) Exhibits Filed as Part of this Report:

(31)(i) Certification of John A. Halbrook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (ii) Certification of Stephen P. Carter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K During the First Quarter of the Fiscal Year Ending September 30, 2004.

      We did not file any reports on Form 8-K during the quarter ended December 31, 2003. However, we furnished the news release announcing our financial results for the fiscal quarter and fiscal year ended September 30, 2003, to the Securities and Exchange Commission in a report on Form 8-K dated November 17, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

/s/ JOHN A. HALBROOK

John A. Halbrook,
Chairman and Chief Executive Officer

Date: February 2, 2004

/s/ STEPHEN P CARTER

Stephen P. Carter,
Executive Vice President,
Chief Financial Officer and Treasurer

Date: February 2, 2004