Form 10-Q
period 2004-03-31
WOODWARD GOVERNOR CO
filed 2004-04-30
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

          As of April 23, 2004, 11,298,576 shares of common stock with a par value of $.00875 cents per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Statements of Consolidated Earnings

Woodward Governor Company and Subsidiaries

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)

	(In thousands except
	per share amounts)
Net Sales	$172,951	$146,159

Costs and expenses:
Cost of goods sold	139,232	122,114
Selling, general, and administrative expenses	16,827	15,289
Amortization of intangible assets	1,820	1,029
Interest expense	1,451	951
Interest income	(213)	(383)
Other income — net	(755)	(259)

Total costs and expenses	158,362	138,741

Earnings before income taxes	14,589	7,418
Income taxes	5,484	2,907

Net earnings	$9,105	$4,511

Earnings per share:
Basic	$0.81	$0.40
Diluted	0.79	0.40

Weighted-average number of shares outstanding:
Basic	11,276	11,151
Diluted	11,557	11,270

Cash dividends per share	$0.24	$0.24

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Earnings

     Woodward Governor Company and Subsidiaries

	Six Months Ended
	March 31,

	2004	2003

	(Unaudited)

	(In thousands except
	per share amounts)
Net Sales	$331,924	$290,984

Costs and expenses:
Cost of goods sold	266,547	240,380
Selling, general, and administrative Expenses	34,005	30,086
Amortization of intangible assets	3,430	2,046
Interest expense	2,695	2,145
Interest income	(786)	(492)
Other income — net	(577)	(703)

Total costs and expenses	305,314	273,462

Earnings before income taxes	26,610	17,522
Income taxes	10,112	6,746

Net earnings	$16,498	$10,776

Per share amounts:
Basic	$1.46	$0.96
Diluted	1.43	0.95

Weighted-average number of shares outstanding:
Basic	11,269	11,229
Diluted	11,507	11,366

Cash dividends per share	$0.48	$0.4725

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Woodward Governor Company and Subsidiaries

	At	At
	March 31,	September 30,
	2004	2003

	(Unaudited)

	(In thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,969	$24,058
Accounts receivable, less allowance for losses of $1,926 for March and $2,601 for September	84,100	87,807
Inventories	136,442	126,289
Income taxes receivable	—	1,782
Deferred income taxes	14,922	14,179
Other current assets	3,392	5,157

Total current assets	275,825	259,272

Property, plant, and equipment — net	120,574	124,144
Goodwill	131,505	133,620
Other intangibles — net	86,002	85,291
Deferred income taxes	3,450	6,429
Other assets	6,669	7,243

Total assets	$624,025	$615,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,248	$5,774
Current portion of long-term debt	—	30,000
Accounts payable	36,654	26,703
Accrued liabilities	43,722	45,533
Income taxes payable	7,313	—

Total current liabilities	96,937	108,010

Long-term debt, less current portion	90,064	89,970
Other liabilities	60,331	57,215
Commitments and contingencies	—	—
Shareholders’ equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	14,145	13,760
Accumulated other comprehensive earnings	12,880	9,625
Deferred compensation	4,415	4,377
Retained earnings	372,818	361,382

	404,364	389,250
Less: Treasury stock, at cost, 864 shares for March and 901 shares for September	23,256	24,069
Treasury stock held for deferred compensation	4,415	4,377

Total shareholders’ equity	376,693	360,804

Total liabilities and shareholders’ equity	$624,025	$615,999

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows

Woodward Governor Company and Subsidiaries

	Six Months Ended
	March 31,

	2004	2003

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net earnings	$16,498	$10,776

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,014	15,652
Net loss on sale of property, plant, and equipment	143	76
ESOP compensation expense	—	(291)
Deferred income taxes	297	4,023
Reclassification of unrealized losses on derivatives to earnings	147	85
Changes in operating assets and liabilities:
Accounts receivable	5,550	3,085
Inventories	(8,311)	3,295
Accounts payable and accrued liabilities	6,996	(9,303)
Income taxes payable	9,386	(390)
Other — net	5,120	(18)

Total adjustments	36,342	16,214

Net cash provided by operating activities	52,840	26,990

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(9,361)	(6,881)
Proceeds from sale of property, plant, and equipment	124	98
Business acquisitions, net of cash acquired	389	—

Net cash used in investing activities	(8,848)	(6,783)

Cash flows from financing activities:
Cash dividends paid	(5,408)	(5,310)
Proceeds from sales of treasury stock	1,198	307
Purchases of treasury stock	—	(9,503)
Net payments from borrowings under revolving lines	(26,837)	(4,961)

Net cash used in financing activities	(31,047)	(19,467)

Effect of exchange rate changes on cash	(34)	284

Net change in cash and cash equivalents	12,911	1,024
Cash and cash equivalents, beginning of year	24,058	29,828

Cash and cash equivalents, end of period	$36,969	$30,852

Supplemental cash flow information:
Interest expense paid	$3,036	$658
Income taxes paid	4,498	2,623

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Overview:

      The consolidated balance sheet as of March 31, 2004, the statements of consolidated earnings for the three and six-month periods ended March 31, 2004 and 2003, and the statements of consolidated cash flows for the six-month periods ended March 31, 2004 and 2003, were prepared by the company without audit. The September 30, 2003, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company’s financial position as of March 31, 2004, the results of its operations for the three and six-month periods ended March 31, 2004 and 2003, and its cash flows for the six-month periods ended March 31, 2004 and 2003. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company’s 2003 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 34-46 of the 2003 annual report to shareholders. The statements of consolidated earnings for the three and six-month period ended March 31, 2004, is not necessarily indicative of the results to be expected for other interim periods or for the full year.

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

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(In thousands except per share amounts)
Reported net earnings	$9,105	$4,511	$16,498	$10,776
Stock-based compensation expense using the fair value method, net of income tax	(452)	(257)	(689)	(512)

Pro forma net earnings	$8,653	$4,254	$15,809	$10,264

Reported net earnings per share amounts:
Basic	$0.81	$0.40	$1.46	$0.96
Diluted	0.79	0.40	1.43	0.95

Pro forma net earnings per share amounts:
Basic	$0.77	$0.38	$1.40	$0.91
Diluted	0.75	0.38	1.38	0.91

(3)	New Accounting Standards:

      In December 2003, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim-period disclosure requirements of the revised Statement were effective during our first quarter this year, and our disclosures may be found in note 10 to the consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements. The remaining disclosure requirements of the revised Statement are effective for our year ending September 30, 2004.

(4)	Earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net earnings(A)	$9,105	$4,511	$16,498	$10,776

Determination of shares:
Weighted-average shares of common stock outstanding(B)	11,276	11,151	11,269	11,229
Assumed exercise of stock options	281	119	238	137

Weighted-average shares of common stock outstanding assuming dilution(C)	11,557	11,270	11,507	11,366

Earnings before cumulative effect of accounting change:
Basic per share amount (A/B)	$0.81	$0.40	$1.46	$0.96
Diluted per share amount (A/C)	$0.79	$0.40	$1.43	$0.95

      The following stock options were outstanding during the three and six months ended March 31, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the respective periods:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Options	11,979	449,146	25,763	437,688
Weighted-average exercise price	$70.33	$46.93	$62.49	$47.10

(5)	Inventories:

	At	At
	March 31,	September 30,
	2004	2003

	(In thousands)
Raw materials	$3,596	$6,017
Component parts	86,796	76,151
Work in process	30,433	27,237
Finished goods	15,617	16,884

	$136,442	$126,289

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Property, plant, and equipment:

	At	At
	March 31,	September 30,
	2004	2003

	(In thousands)
Land	$10,555	$10,049
Buildings and equipment	147,817	145,779
Machinery and equipment	247,220	247,767
Construction in progress	4,717	2,239

	410,309	405,834
Less accumulated depreciation	289,735	281,690

Property, plant, and equipment — net	$120,574	$124,144

(7)	Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2003	$71,498
Goodwill acquired	(3,491)
Foreign currency exchange rate changes	1,376

Balance at March 31, 2004	$69,383

Aircraft Engine Systems:
Balance at September 30, 2003 and March 31, 2004	$62,122
Consolidated:
Balance at September 30, 2003	$133,620
Goodwill acquired	(3,491)
Foreign currency exchange rate changes	1,376

Balance at March 31, 2004	$131,505

      In August 2003, we acquired assets and assumed certain liabilities of Barber-Colman Dyna Products, a division of Invensys Building Systems, Inc. At September 30, 2003, both the cost for the acquisition and the related allocation of the acquisition cost were subject to change, including $3,491,000 that was recognized as goodwill. We finalized the acquisition cost and allocation of the acquisition cost in 2004. As finalized, our cost for this acquisition totaled $7,684,000, of which $3,776,000 was recognized as customer relationships and $100,000 was recognized as other intangibles in the Industrial Controls segment. No value was recognized as goodwill and, as a result, the preceding table reports a reduction in the amount of goodwill acquired. For this acquisition, we are using weighted-average amortization periods of eleven years for customer relationships, two years for other intangibles, and eleven years in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)     Other intangibles — net:

	At	At
	March 31,	September 30,
	2004	2003

	(In thousands)
Industrial Controls:
Customer relationships:
Amount acquired	$37,386	$33,610
Accumulated amortization	(4,915)	(3,615)

	32,471	29,995

Other:
Amount acquired	28,272	27,815
Accumulated amortization	(6,042)	(4,594)

	22,230	23,221

Total	$54,701	$53,216

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(5,551)	(5,075)

	22,996	23,472

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(3,480)	(3,182)

	8,305	8,603

Total	$31,301	$32,075

Consolidated:
Customer relationships:
Amount acquired	$65,933	$62,157
Accumulated amortization	(10,466)	(8,690)

	55,467	53,467

Other:
Amount acquired	40,057	39,600
Accumulated amortization	(9,522)	(7,776)

	30,535	31,824

Total	$86,002	$85,291

      Amortization expense associated with current intangibles is expected to be approximately $6,800,000 for each year 2004-2005, approximately $6,750,000 for 2006, approximately $6,350,000 in 2007, and approximately $5,750,000 in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Accrued liabilities:

	At	At
	March 31,	September 30,
	2004	2003

	(In thousands)
Salaries and other member benefits	$19,875	$17,005
Warranties	6,975	6,113
Taxes, other than on income	2,702	3,591
Deferred compensation	2,390	2,328
Other items — net	11,780	16,496

	$43,722	$45,533

      Salaries and other member benefits include accrued termination benefits totaling $1,145,000 at March 31, 2004 and $2,199,000 at September 30, 2003. Changes in accrued termination benefits for the six months ended March 31, 2004 were as follows:

(In thousands)

Industrial Controls:
Balance at September 30, 2003	$2,037
Expense:
Cost of goods sold	126
Selling, general, and administrative expenses	25
Payments	(787)
Accrual adjustments	(431)
Foreign currency exchange rate changes	175

Balance at March 31, 2004	$1,145

Aircraft Engine Systems:
Balance at September 30, 2003	$104
Payments	(104)

Balance at March 31, 2004	$—

Nonsegment:
Balance at September 30, 2003	$58
Payments	(58)

Balance at March 31, 2004	$—

Consolidated:
Balance at September 30, 2003	$2,199
Expense:
Cost of goods sold	126
Selling, general, and administrative expenses	25
Payments	(949)
Accrual adjustments	(431)
Foreign currency exchange rate changes	175

Balance at March 31, 2004	$1,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Termination benefits accrued by Industrial Controls impacted manufacturing, selling, and administrative expenses and reflect adjustments to stay bonuses to be paid out in future periods. Accrual adjustments in Industrial Controls reflect retention of certain members due to increased production levels. We expect all terminations to be completed by the end of June 2004 and all associated payments to be completed by the end of September 2004.

      Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. A reconciliation of accrued product warranties from September 30, 2003, to March 31, 2004, follows:

(In thousands)

Balance at September 30, 2003	$6,113
Accruals related to warranties issued during the period	2,806
Accruals related to pre-existing warranties	(330)
Settlements of amounts accrued	(1,679)
Foreign currency exchange rate changes	65

Balance at March 31, 2004	$6,975

(10)	Retirement benefits:

      We provide various benefits to eligible members of our company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(In thousands)
Retirement pension benefits — United States:
Components of net periodic benefit cost:
Interest cost	$291	$250	$582	$500
Expected return on plan assets	(150)	(200)	(300)	(400)
Recognized losses	59	—	118	—

Net periodic benefit cost	$200	$50	$400	$100

Cash contributions by the company	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(In thousands)
Retirement pension benefits — other countries:
Components of net periodic benefit cost:
Service cost	$421	$398	$837	$685
Interest cost	455	400	903	741
Expected return on plan assets	(407)	(323)	(807)	(602)
Amortization of unrecognized transition obligation	25	22	49	44
Recognized losses	132	148	261	294
Recognized prior service costs	(3)	(2)	(5)	(4)

Net periodic benefit cost	$623	$643	$1,238	$1,158

Cash contributions by the company	$229	$278	$562	$437

Retirement healthcare benefits:
Components of net periodic benefit cost:
Service cost	$599	$429	$1,198	$858
Interest cost	1,140	966	2,278	1,932
Recognized losses	390	192	800	384
Recognized prior service costs	(127)	(127)	(254)	(254)

Net periodic benefit cost	$2,002	$1,460	$4,022	$2,920

Cash contributions by the company	$449	$1,241	$1,154	$2,375

(11)	Accumulated other comprehensive earnings:

      Accumulated other comprehensive earnings, which totaled $12,880,000 at March 31, 2004, consisted of the following items:

At or For the Six
Months Ended
March 31, 2004

(In thousands)
Accumulated foreign currency translation adjustments:
Balance at beginning of year	$11,611
Translation adjustments	5,104
Taxes associated with translation adjustments	(1,940)

Balance at end of period	$14,775

Accumulated unrealized derivative losses:
Balance at beginning of year	$(1,047)
Reclassification to interest expense	147
Taxes associated with interest reclassification	(56)

Balance at end of period	$(956)

Accumulated minimum pension liability adjustments:
Balance at beginning of year and end of period	$(939)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Total comprehensive earnings:

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2004	2003	2004	2003

	(In thousands)
Net earnings	$9,105	$4,511	$16,498	$10,776
Other comprehensive earnings:
Foreign currency translation adjustments	305	405	3,164	1,747
Reclassification of unrealized losses on derivatives to earnings	45	42	91	85

Total comprehensive earnings	$9,455	$4,958	$19,753	$12,608

(13)	Contingencies:

      We are currently involved in pending or threatened litigation regarding employment, environmental, and product liability matters, and arbitration proceedings regarding contractual matters arising from the normal course of business. We have accrued approximately $700,000 at March 31, 2004 in accrued expenses for these matters, which represent our estimate of the most likely amount of losses that we believe will be incurred.

      We also file income tax returns in various jurisdictions worldwide, which are subject to audit. Our income taxes receivable/payable include our estimate of the most likely amount of expenses that we believe will result from income tax audit adjustments.

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

(14)	Segment information:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(In thousands)
Industrial Controls:
External net sales	$104,832	$82,311	$201,651	$160,840
Intersegment sales	162	249	312	427
Segment earnings (losses)	5,374	(1,848)	9,965	(178)

Aircraft Engine Systems:
External net sales	$68,119	$63,848	$130,273	$130,144
Intersegment sales	270	167	609	841
Segment earnings	13,679	12,167	25,100	24,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(In thousands)
Total segment earnings	$19,053	$10,319	$35,065	$24,820
Unallocated corporate expenses	(3,226)	(2,333)	(6,546)	(5,645)
Interest expense and income	(1,238)	(568)	(1,909)	(1,653)

Consolidated earnings before income taxes	$14,589	$7,418	$26,610	$17,522

      Segment assets were as follows:

	At	At
	March 31,	September 30,
	2004	2003

	(In thousands)
Industrial Controls	$348,708	$336,654
Aircraft Engine Systems	207,754	217,685

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

		(In thousands)
Industrial Controls
External net sales	$104,832	$82,311	$201,651	$160,840
Segment earnings (losses)	5,374	(1,848)	9,965	(178)

      External net sales of Industrial Controls increased in both the three months and six months ended March 31, 2004, as compared to the same periods last year. Businesses acquired in the third and fourth fiscal quarters last year accounted for $13.5 million of the year-over-year increase for the three-month period and $25.7 million for the six-month period. The effect of changes in foreign currency exchange rates accounted for $4.8 million of the increase for the three-month period and $9.6 million for the six-month period. The remaining increases reflected firmer demand in many product lines, particularly from Asian and North American markets.

      Industrial Controls generated segment earnings in both the three months and six months ended March 31, 2004, as compared to segment losses for the same periods last year. These improvements were the result of higher sales and improved segment earnings margins. Also, last year, we incurred approximately $2.5 million in charges for workforce management and lease termination expenses during the three-month period and $3.0 million for the six-month period. The improvement in the segment earnings margin was driven by cost reduction efforts in fiscal year 2003, including reductions in our workforce, and the positive operating leverage associated with higher sales.

      Our accrual for workforce management activities at September 30, 2003, was $2.1 million. In this year’s first six months, we incurred an additional $0.2 million of expense associated with stay bonuses, made payments totaling $0.8 million and adjusted our accrual by $0.4 million. The accrual adjustment, which was a reduction, reflected retention of certain members due to increased production levels. At March 31, 2004, our remaining accrual was $1.1 million, including the effects of foreign currency rate fluctuations. We expect all member terminations to be completed by the end of June 2004 and all associated payments to be completed by the end of September 2004.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(In thousands)
Aircraft Engine Systems
External net sales	$68,119	$63,848	$130,273	$130,144
Segment earnings	13,679	12,167	25,100	24,998

      External net sales of Aircraft Engine Systems increased in the three months ended March 31, 2004, over the same three-month period last year. For the six months ended March 31, 2004, sales were about the same as last year’s six-month period. Both comparisons reflected continued weakness in the commercial aviation industry generally, with improved military and commercial aftermarket sales in the last quarter.

      Aircraft Engine Systems’ segment earnings increased in the three months ended March 31, 2004, as compared to the same three-month period last year. For the six months ended March 31, 2004, earnings were approximately the same as last year’s six-month period. Last year’s results included $1.0 million for workforce management and facility consolidation expenses in the three-month period and $3.3 million in the six-month period.

      Our six-month results were affected by lower sales and a less favorable sales mix in our first quarter as compared to the first quarter a year ago, reflecting normal variability in sales. The resulting decrease in first quarter margins was partially offset by cost reductions associated with the facility consolidation of Aircraft Engine Systems’ servovalve operations.

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(In thousands)
Nonsegment Expenses
Interest expense	$1,451	$951	$2,695	$2,145
Interest income	(213)	(383)	(786)	(492)
Nonsegment expenses	3,226	2,333	6,546	5,645

      Interest expense increased in both the three months and six months ended March 31, 2004, as compared to the same periods last year because of higher levels of outstanding debt.

      Certain key management members may elect to defer the payment of a portion of their compensation to future periods. These deferrals are recorded as deferred compensation, and individual member balances are increased or decreased as if they were held in specified investments, principally common stock of the company. The primary reason nonsegment expenses were lower in the three months and six months ended March 31, 2003, as compared to this year is related to deferred compensation. Last year, the value of deferred compensation balances decreased, which resulted in cumulative expense reductions.

      In February 2003, we contributed common stock of the company to a trust established specifically for the future settlement of certain deferred compensation obligations that are payable in actual shares of our common stock. To the extent that shares are held in this trust, it is not necessary to record deferred compensation expenses for changes in the fair value of the underlying common stock. As a result, we expect the volatility in our deferred compensation expense to be reduced in subsequent periods.

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(In thousands)
Consolidated Earnings
Earnings before income taxes	$14,589	$7,418	$26,610	$17,522
Income taxes	5,484	2,907	10,112	6,746

Net earnings	$9,105	$4,511	$16,498	$10,776

      Earnings before income taxes and net earnings increased in both the three months and six months ended March 31, 2004, as compared to the same periods last year. For the six-month periods, income taxes were provided at an effective rate on earnings before income taxes of 38.0% this year compared to 38.5% last year. Our effective income tax rate for the full fiscal year 2003 was 38.1%.

      Outlook: The broad-based improvement in demand for industrial products in the second quarter this year is consistent with the indications from many of our customers that industrial markets bottomed last fall and are beginning to recover. Tempered by the past few years, we do not yet have sufficient visibility to characterize the recovery in our industrial markets as a sustainable trend. However, we currently expect sales in the second half of the fiscal year to approximate the run rate of the second quarter. At this sales level, combined with anticipated increased product development activities and other initiatives, we expect net earnings in the second half of the year will be approximately the same as generated in the first half. Actual results will be influenced by many internal and external variables including the timing and slope of the recoveries in our power generation, commercial aviation, and other global markets.

Financial Condition

      Our discussion and analysis of financial condition is presented by segment for assets. We also separately discuss and analyze other balance sheet measures and cash flows. Together, this discussion and analysis will help you assess our liquidity and capital resources, as well as understand changes in our financial condition.

	At	At
	March 31,	September 30,
	2004	2003

	(In thousands)
Assets
Segment assets:
Industrial Controls	$348,708	$336,654
Aircraft Engine Systems	207,754	217,685
Nonsegment assets	67,563	61,660

Total assets	$624,025	$615,999

      Industrial Controls’ segment assets increased in the six months ended March 31, 2004, reflecting increases in inventories, due to normal variability in production schedules, and the effects of fluctuations in foreign currency exchange rates. These increases were partially offset by amortization of intangibles and lower accounts receivable attributed to normal variability of collections.

      Aircraft Engine Systems’ segment assets decreased in the six months ended March 31, 2004, primarily as a result of a decrease in accounts receivable, attributed to normal variability of collections from customers, and depreciation of property, plant, and equipment at a rate that exceeded capital expenditures.

      Nonsegment assets increased in the six months ended March 31, 2004. Increases in cash and cash equivalents, totaling $12.9 million, were partially offset by reductions in deferred income taxes, income taxes receivable, and other assets.

	At	At
	March 31,	September 30,
	2004	2003

	(In thousands)
Other Balance Sheet Measures
Working capital	$178,888	$151,262
Long-term debt, less current portion	90,064	89,970
Other liabilities	60,331	57,215
Commitments and contingencies
Shareholders’ equity	376,693	360,804

      Working capital increased in the six months ended March 31, 2004, due primarily to two offsetting factors: 1) cash provided by operating activities exceeded capital expenditures and the payment of dividends by $37.9 million; and 2) accounts payable increased by $10.0 million.

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

      Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, a maximum consolidated debt to EBITDA, and a minimum EBIT to consolidated interest expense ratio, as defined in the agreements. We were in compliance with all covenants at March 31, 2004.

      Other liabilities increased in the six months ended March 31, 2004, primarily as a result of changes in net accrued retirement healthcare benefits and retirement pension benefits. Our expenses associated with these plans totaled $9.0 million and our contributions totaled $6.5 million in 2003.

      We are currently involved in pending or threatened litigation regarding employment, environmental, and product liability matters, and arbitration proceedings regarding contractual matters arising from the normal course of business. We have accrued approximately $700,000 at March 31, 2004, in accrued expenses for these matters, which represent our estimate of the most likely amount of losses that we believe will be incurred. We also file income tax returns in various jurisdictions worldwide, which are subject to audit. Our income taxes receivable/payable include our estimate of the most likely amount of expenses that we believe will result from income tax audit adjustments. In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers. It is our opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on our financial condition, although such matters could have a material effect on our quarterly or annual operating results and cash flows when resolved in a future period.

      Shareholders’ equity increased in the six months ended March 31, 2004. Increases due to net earnings and favorable foreign currency translation adjustments were partially offset by cash dividend payments.

      On November 9, 2002, our Board of Directors authorized the repurchase of up to $20 million of our common stock from time to time in open market and private transactions over the two years following the authorization. Through March 31, 2004, we purchased $9.5 million of our common stock.

	Six Months Ended
	March 31,

	2004	2003

	(In thousands)
Cash Flows
Net cash provided by operating activities	$52,840	$26,990
Net cash used in investing activities	(8,848)	(6,783)
Net cash used in financing activities	(31,047)	(19,467)

      Net cash flows provided by operations increased in the first six months this year as compared to the first six months last year. Both operating cash receipts and disbursements increased over the prior year’s first quarter due to higher sales volume. However, cash collected from customers increased at a greater rate than cash paid to employees and other suppliers, reflecting normal variations in collection and payment patterns, as well as increased earnings. Other factors contributing to the change include higher cash receipts of income tax refunds, which were partially offset by higher cash payments for interest expense and income taxes.

      Net cash flows used for investing activities increased in the first six months this year as compared to the first six months last year primarily because of higher levels of capital expenditures. For the full fiscal year last year, capital expenditures were $18.8 million.

      Net cash flows used for financing activities increased in the first six months this year compared to the first six months last year primarily because of two offsetting factors: First, we reduced our borrowings by $26.8 million in the six-month period this year compared to $5.0 million in the same period last year. Second, we purchased $9.5 million of treasury stock in the six-month period last year. These stock purchases were made in connection with a November 19, 2002, authorization by the Board of Directors to repurchase up to $20 million of our common stock from time to time in open market and private transactions over the two years following the authorization.

      Cash dividends paid reflect cumulative year-to-date per share payment rates of $0.4800 this year and $0.4725 last year.

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

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim-period disclosure requirements of the revised Statement were effective beginning with our first quarter report this fiscal year, and our disclosures may be found in the notes to the consolidated financial statements. The remaining disclosure requirements of the revised Statement are effective for our year ending September 30, 2004.

      In January 2004, the Financial Accounting Standards Board issued FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2004.” The Act introduced a prescription drug benefit and federal subsidy to sponsors of retiree healthcare benefit plans. The Staff Position permits a plan sponsor to make a one-time election to defer recognition of the effects of the Act in accounting for its retiree healthcare benefit plans until authoritative guidance on accounting for subsidies provided by the Act is issued. The next expected measurement date for our retirement healthcare benefits plan is September 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transactional purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on pages 19 of our 2003 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2003.

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

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that
	(a)	(b)	as Part of	May Yet be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

(In thousands)
January 1, 2004 through January 31, 2004	—	—	—	$10,500

February 1, 2004 through February 29, 2004	—	—	—	$10,500

March 1, 2004 through March 31, 2004	—	—	—	$10,500

      On November 19, 2002, our Board of Directors approved a plan to purchase $20 million of treasury shares over a two-year period. There have been no terminations or expirations since the approval date. During this quarter, we purchased no treasury shares.

Item 4.	Submission of Matters to a Vote of Security Holders

      One matter was submitted to a vote of shareholders at the January 28, 2004 Annual Meeting of Shareholders which regarded the election of Class II directors. Three directors were elected. The results of the voting were as follows:

	Number of	Number of Shares
Director	Shares For	Against/Withheld

John D. Cohn	9,982,819	317,623
Michael H. Joyce	10,008,795	291,646
James R. Rulseh	9,992,410	308,032

      Directors whose terms continued after the shareholders annual meeting were John A. Halbrook, Rodney O’Neal, Mary L. Petrovich, Michael T. Yonker, and Paul Donovan.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits Filed as Part of this Report:

(31) (i) Certification of John A. Halbrook pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

(ii) Certification of Stephen P. Carter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) (i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K During the Second Quarter of the Fiscal Year Ending September 30, 2004.

      We did not file any reports on Form 8-K during the quarter ended March 31, 2004. However, we furnished the news release announcing our financial results for the fiscal quarter ended December 31, 2003, to the Securities and Exchange Commission in a report on Form 8-K dated January 26, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

Date: April 30, 2004	/s/ JOHN A. HALBROOK

John A. Halbrook, Chairman and Chief Executive Officer

Date: April 30, 2004	/s/ STEPHEN P. CARTER

Stephen P. Carter, Executive Vice President, Chief Financial Officer and Treasurer