Form 10-Q
period 2004-06-30
WOODWARD GOVERNOR CO
filed 2004-08-02
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

          As of July 23, 2004, 11,302,387 shares of common stock with a par value of $.00875 per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Statements of Consolidated Earnings

Woodward Governor Company and Subsidiaries

	Three Months Ended
	June 30,

	2004	2003

	(Unaudited)

	(In thousands except
	per share amounts)
Net Sales	$180,496	$141,637

Costs and expenses:
Cost of goods sold	145,947	121,343
Selling, general, and administrative expenses	18,303	16,958
Amortization of intangible assets	1,713	1,043
Interest expense	1,372	1,349
Interest income	(135)	(135)
Other expense — net	78	1,487

Total costs and expenses	167,278	142,045

Earnings (loss) before income taxes	13,218	(408)
Income taxes	5,005	(243)

Net earnings (loss)	$8,213	$(165)

Earnings (loss) per share:
Basic	$0.73	$(0.01)
Diluted	0.71	(0.01)

Weighted-average number of shares outstanding:
Basic	11,299	11,112
Diluted	11,608	11,112

Cash dividends per share	$0.24	$0.24

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Earnings

     Woodward Governor Company and Subsidiaries

	Nine Months Ended
	June 30,

	2004	2003

	(Unaudited)

	(In thousands except
	per share amounts)
Net Sales	$512,420	$432,621

Costs and expenses:
Cost of goods sold	412,494	361,723
Selling, general, and administrative Expenses	52,308	47,044
Amortization of intangible assets	5,143	3,089
Interest expense	4,067	3,494
Interest income	(921)	(627)
Other expense (income) — net	(499)	784

Total costs and expenses	472,592	415,507

Earnings before income taxes	39,828	17,114
Income taxes	15,117	6,503

Net earnings	$24,711	$10,611

Earnings per share:
Basic	$2.19	$0.95
Diluted	2.14	0.94

Weighted-average number of shares outstanding:
Basic	11,279	11,190
Diluted	11,543	11,325

Cash dividends per share	$0.72	$0.7125

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Woodward Governor Company and Subsidiaries

	At	At
	June 30,	September 30,
	2004	2003

	(Unaudited)

	(In thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,861	$24,058
Accounts receivable, less allowance for losses of $2,016 for June and $2,601 for September	92,553	87,807
Inventories	141,636	126,289
Income taxes receivable	—	1,782
Deferred income taxes	16,136	14,179
Other current assets	3,582	5,157

Total current assets	281,768	259,272

Property, plant, and equipment — net	118,779	124,144
Goodwill	131,398	133,620
Other intangibles — net	87,381	85,291
Deferred income taxes	2,174	6,429
Other assets	6,214	7,243

Total assets	$627,714	$615,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,413	$5,774
Current portion of long-term debt	—	30,000
Accounts payable	36,824	26,703
Accrued liabilities	46,822	45,533
Income taxes payable	6,380	—

Total current liabilities	95,439	108,010

Long-term debt, less current portion	88,495	89,970
Other liabilities	62,569	57,215
Commitments and contingencies	—	—
Shareholders’ equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	14,390	13,760
Accumulated other comprehensive earnings	12,068	9,625
Deferred compensation	4,438	4,377
Retained earnings	378,668	361,382

	409,670	389,250
Less: Treasury stock, at cost, 858 shares for June and 901 shares for September	24,021	24,069
Treasury stock held for deferred compensation	4,438	4,377

Total shareholders’ equity	381,211	360,804

Total liabilities and shareholders’ equity	$627,714	$615,999

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows

Woodward Governor Company and Subsidiaries

	Nine
	Months Ended
	June 30,

	2004	2003

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net earnings	$24,711	$10,611

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,923	23,986
Net loss on sale of property, plant, and equipment	97	191
ESOP compensation expense	—	(436)
Deferred income taxes	150	4,276
Reclassification of unrealized losses on derivatives to earnings	223	129
Changes in operating assets and liabilities:
Accounts receivable	(3,020)	5,325
Inventories	(13,576)	5,044
Accounts payable and accrued liabilities	9,910	(11,331)
Income taxes payable	8,890	(588)
Other — net	5,719	4,127

Total adjustments	33,316	30,723

Net cash provided by operating activities	58,027	41,334

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(14,015)	(12,149)
Proceeds from sale of property, plant, and equipment	253	218
Business acquisitions, net of cash acquired	(2,310)	(49,472)
Receipts associated with business acquisitions	389	—

Net cash used in investing activities	(15,683)	(61,403)

Cash flows from financing activities:
Cash dividends paid	(8,120)	(8,006)
Proceeds from sales of treasury stock	2,225	697
Purchases of treasury stock	(1,547)	(9,503)
Net proceeds (payments) from borrowings under revolving lines	(30,640)	31,513

Net cash provided by (used in) financing activities	(38,082)	14,701

Effect of exchange rate changes on cash	(459)	1,555

Net change in cash and cash equivalents	3,803	(3,813)
Cash and cash equivalents, beginning of year	24,058	29,828

Cash and cash equivalents, end of period	$27,861	$26,015

Supplemental cash flow information:
Interest expense paid	$5,639	$4,303
Income taxes paid	10,761	2,369
Noncash investing:
Liabilities assumed in business acquisition	338	4,431

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Overview:

      The consolidated balance sheet as of June 30, 2004, the statements of consolidated earnings for the three and nine-month periods ended June 30, 2004 and 2003, and the statements of consolidated cash flows for the nine-month periods ended June 30, 2004 and 2003, were prepared by the company without audit. The September 30, 2003, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company’s financial position as of June 30, 2004, the results of its operations for the three and nine-month periods ended June 30, 2004 and 2003, and its cash flows for the nine-month periods ended June 30, 2004 and 2003. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company’s 2003 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 34-46 of the 2003 annual report to shareholders. The statements of consolidated earnings for the three and nine-month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for other interim periods or for the full year.

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

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands except per share amounts)
Reported net earnings (loss)	$8,213	$(165)	$24,711	$10,611
Stock-based compensation expense using the fair value method, net of income tax	(355)	(272)	(1,044)	(795)

Pro forma net earnings (loss)	$7,858	$(437)	$23,667	$9,816

Reported net earnings (loss) per share amounts:
Basic	$0.73	$(0.01)	$2.19	$0.95
Diluted	0.71	(0.01)	2.14	0.94

Pro forma net earnings (loss) per share amounts:
Basic	$0.70	$(0.04)	$2.10	$0.88
Diluted	0.68	(0.04)	2.06	0.87

(3)     Business Acquisitions:

      In June 2004, we acquired assets and assumed certain liabilities of Adrenaline Research, Inc., specialists in advanced combustion electronics. On a preliminary basis, our cost for this acquisition totaled $2,870,000, and the amount allocated to other intangibles, which were recorded in the Industrial Controls segment and are currently expected to be amortized over 17 years, was $3,113,000. The cost of the acquisition, and the related allocation of the acquisition costs, are subject to change. The purchase price for the assets acquired may increase or decrease based on a purchase price adjustment procedure customary to asset purchase agreements. Also, we are in the process of finalizing valuations of other intangibles. We expect settlement of the purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price adjustment, if any, and the final purchase price allocation will be completed before the end of December 2004.

      In August 2003, we acquired assets and assumed certain liabilities of Barber-Colman Dyna Products, a division of Invensys Building Systems, Inc. At September 30, 2003, both the cost for the acquisition and the related allocation of the acquisition cost were subject to change. We finalized the acquisition cost and allocation of the acquisition cost in 2004. As finalized, our cost for this acquisition totaled $7,684,000, of which $3,776,000 was recognized as customer relationships and $100,000 was recognized as other intangibles in the Industrial Controls segment. For this acquisition, we are using weighted-average amortization periods of eleven years for customer relationships, two years for other intangibles, and eleven years in the aggregate.

(4)     New Accounting Standards:

      In December 2003, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim-period disclosure requirements of the revised Statement were effective during our first quarter this year, and our disclosures may be found in note 11. The remaining disclosure requirements of the revised Statement are effective for our year ending September 30, 2004.

      In May 2004, the Financial Accounting Standards Board issued FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Staff Position provides guidance on accounting for the effects of the Act, which introduced a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D, among other provisions. For all public companies, the guidance of the Staff Position is effective for the first interim or annual period beginning after June 15, 2004, with earlier adoption encouraged. We adopted the guidance of the Staff Position in our quarter ended June 30, 2004. Disclosures about the effects of the subsidy on our benefit obligation and net periodic benefit cost are included in note 11.

(5) Earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net earnings (loss)(A)	$8,213	$(165)	$24,711	$10,611

Determination of shares:
Weighted-average shares of common stock outstanding(B)	11,299	11,112	11,279	11,190
Assumed exercise of stock options	309	—	264	135

Weighted-average shares of common stock outstanding assuming dilution(C)	11,608	11,112	11,543	11,325

Earnings (loss) before cumulative effect of accounting change:
Basic per share amount(A/B)	$0.73	$(0.01)	$2.19	$0.95
Diluted per share amount(A/C)	$0.71	$(0.01)	$2.14	$0.94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following stock options were outstanding during the three and nine months ended June 30, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the respective periods:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Options	11,660	1,050,537	15,391	438,908
Weighted-average exercise price	$70.37	$34.42	$67.75	$47.10

(6)     Inventories:

	At	At
	June 30,	September 30,
	2004	2003

	(In thousands)
Raw materials	$3,431	$6,017
Component parts	87,594	76,151
Work in process	30,994	27,237
Finished goods	19,617	16,884

	$141,636	$126,289

(7)     Property, plant, and equipment:

	At	At
	June 30,	September 30,
	2004	2003

	(In thousands)
Land	$10,503	$10,049
Buildings and equipment	147,604	145,779
Machinery and equipment	249,758	247,767
Construction in progress	5,751	2,239

	413,616	405,834
Less accumulated depreciation	294,837	281,690

Property, plant, and equipment — net	$118,779	$124,144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)     Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2003	$71,498
Goodwill acquired	(3,491)
Foreign currency exchange rate changes	1,269

Balance at June 30, 2004	$69,276

Aircraft Engine Systems:
Balance at September 30, 2003 and June 30, 2004	$62,122

Consolidated:
Balance at September 30, 2003	$133,620
Goodwill acquired	(3,491)
Foreign currency exchange rate changes	1,269

Balance at June 30, 2004	$131,398

      We finalized accounting for an August 2003 business acquisition in 2004, which reduced goodwill acquired by $3,491,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)     Other intangibles — net:

	At	At
	June 30,	September 30,
	2004	2003

	(In thousands)
Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$33,610
Accumulated amortization	(5,565)	(3,615)

	31,822	29,995

Other:
Amount acquired	31,359	27,815
Accumulated amortization	(6,714)	(4,594)

	24,645	23,221

Total	$56,467	$53,216

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(5,789)	(5,075)

	22,758	23,472

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(3,629)	(3,182)

	8,156	8,603

Total	$30,914	$32,075

Consolidated:
Customer relationships:
Amount acquired	$65,934	$62,157
Accumulated amortization	(11,354)	(8,690)

	31,822	53,467

Other:
Amount acquired	43,144	39,600
Accumulated amortization	(10,343)	(7,776)

	32,801	31,824

Total	$87,381	$85,291

      Amortization expense associated with current intangibles is expected to be approximately $6,850,000 in 2004, $7,000,000 in 2005, $6,900,000 in 2006, 6,600,000 in 2007, and $5,900,000 in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Accrued liabilities:

	At	At
	June 30,	September 30,
	2004	2003

	(In thousands)
Salaries and other member benefits	$25,414	$17,005
Warranties	6,312	6,113
Taxes, other than on income	2,814	3,591
Deferred compensation	2,392	2,328
Other items — net	9,890	16,496

	$46,822	$45,533

      Salaries and other member benefits include accrued termination benefits totaling $677,000 at June 30, 2004 and $2,199,000 at September 30, 2003. Changes in accrued termination benefits for the nine months ended June 30, 2004 were as follows:

(In thousands)

Industrial Controls:
Balance at September 30, 2003	$2,037
Expense:
Cost of goods sold	126
Selling, general, and administrative expenses	25
Payments	(1,257)
Accrual adjustments	(431)
Foreign currency exchange rate changes	177

Balance at June 30, 2004	$677

Aircraft Engine Systems:
Balance at September 30, 2003	$104
Payments	(104)

Balance at June 30, 2004	$—

Nonsegment:
Balance at September 30, 2003	$58
Payments	(58)

Balance at June 30, 2004	$—

Consolidated:
Balance at September 30, 2003	$2,199
Expense:
Cost of goods sold	126
Selling, general, and administrative expenses	25
Payments	(1,419)
Accrual adjustments	(431)
Foreign currency exchange rate changes	177

Balance at June 30, 2004	$677

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accrual adjustments in Industrial Controls reflected retention of certain members due to increased production levels. We expect all terminations and all associated payments to be completed by the end of September 2004.

      Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. A reconciliation of accrued product warranties from September 30, 2003, to June 30, 2004, follows:

(In thousands)

Balance at September 30, 2003	$6,113
Accruals related to warranties issued during the period	5,274
Accruals related to pre-existing warranties	(1,850)
Settlements of amounts accrued	(3,393)
Foreign currency exchange rate changes	168

Balance at June 30, 2004	$6,312

(11)	Retirement benefits:

      We provide various benefits to eligible members of our company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Retirement pension benefits — United States:
Components of net periodic benefit cost:
Interest cost	$220	$224	$802	$724
Expected return on plan assets	(407)	(149)	(707)	(549)
Recognized losses	10	117	128	117

Net periodic benefit cost	$(177)	$192	$223	$292

Cash contributions by the company	$—	$—	$—	$—

Retirement pension benefits — other countries:
Components of net periodic benefit cost:
Service cost	$427	$501	$1,264	$1,186
Interest cost	464	455	1,367	1,196
Expected return on plan assets	(415)	(365)	(1,222)	(967)
Amortization of unrecognized transition obligation	24	22	73	66
Recognized losses	136	149	397	443
Recognized prior service costs	(2)	(2)	(7)	(6)

Net periodic benefit cost	$634	$760	$1,872	$1,918

Cash contributions by the company	$312	$301	$874	$738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Retirement healthcare benefits:
Components of net periodic benefit cost:
Service cost	$472	$429	$1,670	$1,287
Interest cost	901	966	3,179	2,898
Recognized losses	222	192	1,022	576
Recognized prior service costs	(127)	(127)	(381)	(381)

Net periodic benefit cost	$1,468	$1,460	$5,490	$4,380

Cash contributions by the company	$666	$685	$1,820	$3,060

      As part of our retirement healthcare benefits, we provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. As a result, we are entitled to a federal subsidy that was introduced by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effect of the subsidy reduced our accumulated postretirement benefit obligation by $7,934,000. It also reduced our net periodic postretirement benefit cost for the three and nine months ended June 30, 2004, by $562,000, which consisted of $126,000 for service cost, $237,000 for interest cost, and $199,000 for recognized actuarial gains.

(12)	Accumulated other comprehensive earnings:

      Accumulated other comprehensive earnings, which totaled $12,068,000 at June 30, 2004, consisted of the following items:

At or For the Nine
Months Ended
June 30, 2004

(In thousands)
Accumulated foreign currency translation adjustments:
Balance at beginning of year	$11,611
Translation adjustments	3,717
Taxes associated with translation adjustments	(1,413)

Balance at end of period	$13,915

Accumulated unrealized derivative losses:
Balance at beginning of year	$(1,047)
Reclassification to interest expense	223
Taxes associated with interest reclassification	(84)

Balance at end of period	$(908)

Accumulated minimum pension liability adjustments:
Balance at beginning of year and end of period	$(939)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Total comprehensive earnings:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(In thousands)
Net earnings (loss)	$8,213	$(165)	$24,711	$10,611
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(860)	3,897	2,304	5,644
Reclassification of unrealized losses on derivatives to earnings	48	44	139	129

Total comprehensive earnings	$7,401	$3,776	$27,154	$16,384

(14)	Contingencies:

      We are currently involved in pending or threatened litigation regarding employment, environmental, and product liability matters, and arbitration proceedings regarding contractual matters arising from the normal course of business. We have accrued approximately $700,000 at June 30, 2004 in accrued expenses for these matters, which represents our estimate of the most likely amount of losses that we believe will be incurred.

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

(15)	Segment information:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Industrial Controls:
External net sales	$113,130	$83,122	$314,781	$243,962
Intersegment sales	273	132	585	559
Segment earnings (loss)	2,692	(4,479)	12,657	(4,657)

Aircraft Engine Systems:
External net sales	$67,366	$58,515	$197,639	$188,659
Intersegment sales	1,102	705	1,711	1,546
Segment earnings	15,162	8,824	40,262	33,822

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Total segment earnings	$17,854	$4,345	$52,919	$29,165
Unallocated corporate expenses	(3,399)	(3,539)	(9,945)	(9,184)
Interest expense and income	(1,237)	(1,214)	(3,146)	(2,867)

Consolidated earnings (loss) before income taxes	$13,218	$(408)	$39,828	$17,114

      Segment assets were as follows:

	At	At
	June 30,	September 30,
	2004	2003

	(In thousands)
Industrial Controls	$366,341	$336,654
Aircraft Engine Systems	203,223	217,685

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Industrial Controls
External net sales	$113,130	$83,122	$314,781	$243,962
Segment earnings (loss)	2,692	(4,479)	12,657	(4,657)

      External net sales of Industrial Controls increased in both the three months and nine months ended June 30, 2004, as compared to the same periods last year. Businesses acquired in the third and fourth fiscal quarters last year accounted for $12.1 million of the year-over-year increase for the three-month period and $37.9 million for the nine-month period. The effect of changes in foreign currency exchange rates accounted for $2.9 million of the increase for the three-month period and $12.9 million for the nine-month period. The remaining increases reflected firmer demand in many product lines, particularly from Asian and North American markets.

      Industrial Controls generated segment earnings in both the three months and nine months ended June 30, 2004, as compared to segment losses for the same periods last year. These improvements were the result of higher sales and improved segment earnings margins. Last year, we expensed $1.5 million in the three-month period and $3.1 million in the nine-month period for workforce management activities, $1.1 million in the three-month and nine-month periods for the write-off of certain advance license fees, $1.0 million in the nine-month period for lease termination expenses, and $0.7 million in the three-month and nine-month periods for the transfer of an overseas pension to a different plan. The remaining improvement in the segment earnings margin was driven by cost reduction efforts in fiscal year 2003, including reductions in our workforce, and the positive operating leverage associated with higher sales.

      Our accrual for workforce management activities at September 30, 2003, was $2.1 million. In this year’s first nine months, we incurred an additional $0.2 million of expense associated with stay bonuses, made payments totaling $1.3 million and adjusted our accrual by $0.4 million. The accrual adjustment, which was a reduction, reflected retention of certain members due to increased production levels. At June 30, 2004, our remaining accrual was $0.7 million, including the effects of foreign currency rate fluctuations. We expect all member terminations and all associated payments to be completed by the end of September 2004.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Aircraft Engine Systems
External net sales	$67,366	$58,515	$197,639	$188,659
Segment earnings	15,162	8,824	40,262	33,822

      External net sales of Aircraft Engine Systems increased in both the three months and nine months ended June 30, 2004, as compared to the same periods last year. Sales in the third quarter last year were influenced by the war in Iraq and concerns about SARS, as well as ongoing aircraft production and air travel considerations.

      Aircraft Engine Systems’ segment earnings increased in both the three months and nine months ended June 30, 2004, as compared to the same periods last year. These improvements were the result of higher sales and improved segment earnings margins.

      Last year, we expensed $0.7 million in the three-month period and $3.5 million in the nine-month period for workforce management activities, primarily associated with the facility consolidation of our servovalve operations. We also incurred other expenses related to this consolidation last year, totaling $1.5 million in the three-month period and $2.0 million in the nine-month period.

      In addition to the items noted above, our segment earnings margin improved due to cost reductions associated with the servovalve facility consolidation and the positive operating leverage associated with higher sales. For the nine-month period, these improvements were partially offset by a less favorable sales mix in our first quarter as compared to the first quarter a year ago, which reflected normal variability in sales.

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Nonsegment Expenses
Interest expense	$1,372	$1,349	$4,067	$3,494
Interest income	(135)	(135)	(921)	(627)
Nonsegment expenses	3,399	3,539	9,945	9,184

      Interest expense increased in the nine months ended June 30, 2004, as compared to the same period last year because of higher levels of average outstanding debt.

      Certain key management members may elect to defer the payment of a portion of their compensation to future periods. These deferrals are recorded as deferred compensation, and individual member balances are increased or decreased as if they were held in specified investments, principally common stock of the company. The primary reason nonsegment expenses were lower in the nine months ended June 30, 2003, as compared to this year is that the value of deferred compensation balances decreased last year, which resulted in cumulative expense reductions.

      In February 2003, we contributed common stock of the company to a trust established specifically for the future settlement of certain deferred compensation obligations that are payable in actual shares of our common stock. To the extent that shares are held in this trust, it is not necessary to record deferred compensation expenses for changes in the fair value of the underlying common stock. As a result, deferred compensation did not have a significant effect on the comparison for the three months ended June 30.

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Consolidated Earnings
Earnings (loss) before income taxes	$13,218	$(408)	$39,828	$17,114
Income taxes	5,005	(243)	15,117	6,503

Net earnings (loss)	$8,213	$(165)	$24,711	$10,611

      Earnings before income taxes and net earnings improved in the three months and nine months ended June 30, 2004, as compared to the same periods last year. Income taxes were provided at an effective rate on earnings before income taxes of 38.0% for both the three-month and nine-month periods this year. Last year’s effective rate was 38.0% for the nine-month period, down from 38.5% in the six-month period ended March 31, 2003. Our effective income tax rate for the full fiscal year 2003 was 38.1%.

      Outlook: Our financial performance in the third quarter benefited from improved markets and market share gains. Our customers are still optimistic about the next six months — some of them more so than last quarter — but only a few are sufficiently confident in their outlook to express views about 2005. As we enter the fourth quarter, our outlook for fiscal year 2004 earnings has not changed from the one expressed last quarter — we still expect second half earnings to approximate the quarterly average for the first half of the fiscal year. Actual results will be influenced by many internal and external variables, including the sustainability and slope of the recoveries in our power generation, aviation, and other global markets.

Financial Condition

      Our discussion and analysis of financial condition is presented by segment for assets. We also separately discuss and analyze other balance sheet measures and cash flows. Together, this discussion and analysis will help you assess our liquidity and capital resources, as well as understand changes in our financial condition.

	At	At
	June 30,	September 30,
	2004	2003

	(In thousands)
Assets
Segment assets:
Industrial Controls	$366,341	$336,654
Aircraft Engine Systems	203,223	217,685
Nonsegment assets	58,150	61,660

Total assets	$627,714	$615,999

      Industrial Controls’ segment assets increased in the nine months ended June 30, 2004, reflecting increases in inventories and accounts receivable primarily due to higher levels of sales and related production activity.

      Aircraft Engine Systems’ segment assets decreased in the nine months ended June 30, 2004, primarily as a result of a decrease in accounts receivable, attributed to normal variability of collections from customers, and depreciation of property, plant, and equipment at a rate that exceeded capital expenditures.

	At	At
	June 30,	September 30,
	2004	2003

	(In thousands)
Other Balance Sheet Measures
Working capital	$186,329	$151,262
Long-term debt, less current portion	88,495	89,970
Other liabilities	62,569	57,215
Commitments and contingencies Shareholders’ equity	381,211	360,804

      Working capital increased in the nine months ended June 30, 2004, as cash provided by operating activities exceeded capital expenditures and the payment of dividends by $35.9 million. Most of this net cash flow was used to repay current debt obligations that are components of working capital.

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

      Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, a maximum consolidated debt to EBITDA, and a minimum EBIT to consolidated interest expense ratio, as defined in the agreements. We were in compliance with all covenants at June 30, 2004.

      Other liabilities increased in the nine months ended June 30, 2004, primarily as a result of changes in accruals for retirement healthcare benefits and retirement pension benefits. These changes represent the excess of actuarially determined periodic benefit costs over cash contributions by the company.

      We are currently involved in pending or threatened litigation regarding employment, environmental, and product liability matters, and arbitration proceedings regarding contractual matters arising from the normal course of business. We have accrued approximately $700,000 at June 30, 2004, in accrued expenses for these matters, which represent our estimate of the most likely amount of losses that we believe will be incurred. We also file income tax returns in various jurisdictions worldwide, which are subject to audit. Our income taxes receivable/payable include our estimate of the most likely amount of expenses that we believe will result from income tax audit adjustments. In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers. It is our opinion, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on our financial condition, although such matters could have a material effect on our quarterly or annual operating results and cash flows when resolved in a future period.

      Shareholders’ equity increased in the nine months ended June 30, 2004. Increases due to net earnings and favorable foreign currency translation adjustments were partially offset by cash dividend payments.

      On November 9, 2002, our Board of Directors authorized the repurchase of up to $20 million of our common stock from time to time in open market and private transactions over the two years following the authorization. Through June 30, 2004, we purchased $11.0 million of our common stock.

	Nine Months Ended
	June 30,

	2004	2003

	(In thousands)
Cash Flows
Net cash provided by operating activities	$58,027	$41,334
Net cash used in investing activities	(15,683)	(61,403)
Net cash provided by (used in) financing activities	(38,082)	14,701

      Net cash flows provided by operations increased in the first nine months this year as compared to the first nine months last year. Both operating cash receipts and disbursements increased over the prior year’s first quarter due to higher sales volume. However, cash collected from customers increased at a greater rate than cash paid to employees and other suppliers, reflecting increased earnings and normal variations in collection and payment patterns. Other factors contributing to the change include higher income tax payments this year as compared to last year, which were partially offset by receipts of income tax refunds.

      Net cash flows used for investing activities decreased in the first nine months this year as compared to the first nine months last year. Most of this difference is related to our acquisition of Synchro-Start Products, Inc. last year.

      Cash flows from financing activities reflected net payments in the first nine months this year compared to net receipts in the first nine months last year. This change was primarily caused by two offsetting factors: First, we reduced our borrowings by $30.6 million in the nine-month period this year compared to net increases in borrowings — largely a result of the acquisition of Synchro-Start Products, Inc. — of $31.5 million in the nine-month period last year. Second, purchases of treasury stock were $8.0 million lower in the nine-month period this year than they were a year ago. Stock purchases in both years were made in connection with a November 19, 2002, authorization by the Board of Directors to repurchase up to $20 million of our common stock from time to time in open market and private transactions over the two years following the authorization.

      Cash dividends paid reflect cumulative year-to-date per share payment rates of $0.7200 this year and $0.7125 last year.

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

      In May 2004, the Financial Accounting Standards Board issued FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Staff Position provides guidance on accounting for the effects of the Act, which introduced a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D, among other provisions. For all public companies, the guidance of the Staff Position is effective for the first interim or annual period beginning after June 15, 2004, with earlier adoption encouraged. We adopted the guidance of the Staff Position in our quarter ended June 30, 2004. Disclosures about the effects of the subsidy on our benefit obligation and net periodic benefit cost are included in the Notes to Consolidated Financial Statements.

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

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that
	(a)	(b)	as Part of	May Yet be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

(In thousands except per share amounts)
April 1, 2004 through April 30, 2004	—		—	$10,500

May 1, 2004 through May 31, 2004	14,186	$62.47	14,186	$9,600

June 1, 2004 through June 30, 2004	10,453	$66.06	10,000	$8,950

      On November 26, 2002, we announced in a news release a plan to purchase up to $20 million of our outstanding shares of common stock over a two-year period. There have been no terminations or expirations of stock purchase plans or programs since the announcement date.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits Filed as Part of this Report:

(31) (i) Certification of John A. Halbrook pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

(ii) Certification of Stephen P. Carter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) (i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K During the Third Quarter of the Fiscal Year Ending September 30, 2004.

      We did not file any reports on Form 8-K during the quarter ended June 30, 2004. However, we furnished the news release announcing our financial results for the fiscal quarter ended March 31, 2004, to the Securities and Exchange Commission in a report on Form 8-K dated April 26, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

Date: July 30, 2004	/s/ JOHN A. HALBROOK

John A. Halbrook, Chairman and Chief Executive Officer

Date: July 30, 2004	/s/ STEPHEN P. CARTER

Stephen P. Carter, Executive Vice President, Chief Financial Officer and Treasurer