Form 10-K
period 2004-09-30
WOODWARD GOVERNOR CO
filed 2004-12-09
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

or

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

Registrant’s telephone number, including area code

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
Yes ☑          No ☐

          There were 11,323,955 shares of common stock with a par value of $.00875 per share outstanding at November 29, 2004.

          The aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of our most recently completed second fiscal quarter, was $570,855,440 (such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Governor Company Charitable Trust).

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of our annual report to shareholders for the fiscal year ended September 30, 2004 (2004 Annual Report), are incorporated by reference into Parts I, II and IV of this filing, to the extent indicated.

          Portions of our proxy statement dated December 8, 2004, are incorporated by reference into Part III of this filing, to the extent indicated.

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

      Information about our operations in 2004 and outlook for the future, including certain segment information, is included in “Management’s Discussion and Analysis” on pages 14 through 30 of our 2004 Annual Report, incorporated here by reference. Additional segment information and certain geographical information is included in Note 20 to the Consolidated Financial Statements, on pages 50 through 51 of our 2004 Annual Report, incorporated here by reference. Other information about our business follows.

Industrial Controls

      We provide energy control systems and components through Industrial Controls, primarily to OEMs of industrial engines, turbines, and other power equipment. We also sell components as spares or replacements, and provide other related services to these customers and other customers. In 2004, our two largest customers were General Electric Company, which accounted for approximately 21% of Industrial Controls’ sales, and Caterpillar, Inc., which accounted for approximately 19% of Industrial Controls’ sales.

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

      Industrial Controls’ backlog orders were approximately $112 million at October 31, 2004, approximately 98% of which we expect to fill by September 30, 2005. Last year, Industrial Controls’ backlog orders were $88 million at October 31, 2003, approximately 98% of which we expected to fill by September 30, 2004. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

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

Aircraft Engine Systems

      We provide energy control systems and components through Aircraft Engine Systems, primarily to OEMs of aircraft engines for use in those engines. We also sell components as spares or replacements, and provide repair and overhaul services to these customers and other customers. In 2004, our largest customer was General Electric Company, which accounted for approximately 23% of Aircraft Engine Systems’ sales.

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

      We believe Aircraft Engine Systems has a significant competitive position within the market for energy control systems and components for aircraft engines. We compete with several other manufacturers, including divisions of OEMs of aircraft engines. While published information is not available in sufficient detail to enable an accurate assessment, we do not believe any company holds a dominant competitive position. Companies compete principally on price, quality, and customer service. In our opinion, our prices are generally competitive, and our quality and customer service are favorable competitive factors.

      Aircraft Engine Systems’ backlog orders were approximately $148 million at October 31, 2004, approximately 84% of which we expect to fill by September 30, 2005. Last year, Aircraft Engine Systems’ backlog orders were $136 million at October 31, 2003, approximately 79% of which we expected to fill by September 30, 2004. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

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

Other Matters

      We spent approximately $40.1 million for company-sponsored research and development activities in 2004, $41.6 million in 2003, and $36.7 million in 2002. These expenses were incurred by both Industrial Controls and Aircraft Engine Systems.

      We do not believe that compliance with current Federal, State or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on our capital expenditures, earnings, or competitive position. We are also not intending to incur material capital expenditures for environmental control facilities through September 30, 2005.

      We employed about 3,384 people at October 31, 2004.

      This report and the 2004 Annual Report, sections of which have been incorporated by reference, contain forward-looking statements and should be read with “Factors That May Affect Future Results” on pages 14 through 15 of the 2004 Annual Report, incorporated here by reference.

      Shareholders may obtain, without charge, a single copy of Woodward’s 2004 annual report on Securities and Exchange Commission Form 10-K upon written request to the Corporate Secretary, Woodward Governor Company, 5001 North Second Street, P.O. Box 7001, Rockford, Illinois, 61125-7001. In addition, Securities and Exchange Commission filings are also available on our website at www.woodward.com, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current-event reports on Form 8-K, and amendments to those reports. These filings are available on our website as soon as reasonably practicable after they are filed electronically with, or furnished to, the Securities and Exchange Commission.

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

      During 2005 and the first half of 2006, we intend to consolidate manufacturing operations in The Netherlands, United Kingdom, and Japan with existing operations in the United States, Germany, and China to gain production cost efficiencies. The facilities located in The Netherlands, United Kingdom, and Japan will continue to be used after the consolidation is complete for sales and service activities. In addition, the facility in the United Kingdom will remain a key development site for diesel fuel injection products.

      In addition to the principal plants listed above, we lease several facilities in locations worldwide, used primarily for sales and service activities.

Item 3.	Legal Proceedings

      We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. These matters are discussed in Note 18 to the Consolidated Financial Statements on page 50 of our 2004 Annual Report, incorporated here by reference. We currently do not have any administrative or judicial proceedings arising under any Federal, State, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      (a) Our common stock is listed on The NASDAQ National Market and at November 29, 2004, there were 1,531 holders of record. Cash dividends were declared quarterly during 2004 and 2003. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2004 and 2003 are included in the “Selected Quarterly Financial Data” on page 53 of the 2004 Annual Report, incorporated here by reference.

      (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May yet Be
	Number of	Average	Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs

July 1, 2004 through July 31, 2004	—	—	—	$8,950,000

August 1, 2004 through August 31, 2004	—	—	—	$8,950,000

September 1, 2004 through September 30, 2004	501	$59.88	—	$8,950,000

Total	501	$59.88	—

      On November 26, 2002, we announced in a news release a plan to purchase up to $20 million of our outstanding shares of common stock over a two-year period. We did not purchase any shares as part of this plan during the fourth quarter of the year ended September 30, 2004. The plan expired on November 26, 2004.

Item 6.	Selected Financial Data

      “Selected Financial Data” is included on pages 54 through 55 of our 2004 Annual Report, incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      “Management’s Discussion and Analysis” is included on pages 14 through 30 of our 2004 Annual Report, incorporated here by reference. This discussion should be read with the consolidated financial statements on pages 31 through 51 of our 2004 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Disclosures about market risk are included under the caption “Market Risks” on page 18 of our 2004 Annual Report, incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data

      Consolidated financial statements and schedules, as listed in Item 15(a)(1) and (a)(2) and excluding the two items listed under the caption “Other Financial Statement Schedules”, are incorporated here by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements on accounting principles and financial disclosure. PricewaterhouseCoopers LLP, or its predecessors, have been our independent accountants since 1940.

Item 9A.	Controls and Procedures

      We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 9B.	Other Information

      There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year ended September 30, 2004, that was not reported on Form 8-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers:

      John A. Halbrook, age 59 — chairman and chief executive officer since January 1995; chief executive officer and president November 1993 through January 1995; president November 1991 through November 1993.

      Thomas A. Gendron, age 43 — president and chief operating officer since September 2002; vice president and general manager of Industrial Controls June 2001 through September 2002; vice president of Industrial Controls April 2000 through May 2001; director of global marketing and Industrial Controls’ business development February 1999 through March 2000.

      Stephen P. Carter, age 53 — executive vice president, chief financial officer and treasurer since January 2003; vice president, chief financial officer and treasurer since January 1997 through December 2002; vice president and treasurer September 1996 through January 1997; and assistant treasurer January 1994 through September 1996.

      Carol J. Manning, age 54 — secretary since June 1991.

      All executive officers were elected to their current positions at the January 28, 2004, Board of Directors meeting to serve until the January 26, 2005, Board of Directors meeting, or until their successors have been elected. On November 18, 2004, we announced the upcoming retirement of Stephen P. Carter. Under the terms of a Retirement Transition Agreement, as listed in Item 15(a)(3) as Exhibit 10(i), Mr. Carter will continue to serve as Executive Vice President, Chief Financial Officer and Treasurer until his successor is appointed or the Company determines that the transition of responsibilities has been accomplished, in no event later than October 14, 2006.

      We have adopted a code of ethics for senior financial officers and other finance members that applies to John A. Halbrook, our principal executive officer, and Stephen P. Carter, our principal financial and accounting officer. This code of ethics, as listed in Item 15(b) as Exhibit 14, is incorporated here by reference.

      Other information regarding our directors and executive officers is under the captions “Board of Directors” on pages 7 through 8, “Board Meetings and Committees — Audit Committee” on page 10, (including information with respect to audit committee financial experts) “Share Ownership of Management”

on page 13, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 13 of our proxy statement dated December 8, 2004, incorporated here by reference.

Item 11.	Executive Compensation

      Executive compensation is under the captions “Board Meetings and Committees — Director Compensation” on page 12, “Executive Compensation” on pages 17 through 18, “Stock Options” on page 19, and “Long-Term Management Incentive Compensation Plan Awards” on page 19 of our proxy statement dated December 8, 2004, incorporated here by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Share Ownership of Management” on page 13 and “Persons Owning More than Five Percent of Woodward Stock” on page 14 of our proxy statement dated December 8, 2004, incorporated here by reference.

      Securities authorized for issuance under equity compensation plans were as follows:

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities Reflected
	Options, Warrants,	Options, Warrants,	in the First
Plan Category	and Rights	and Rights	Column)

Equity compensation plans approved by security holders (1)	1,084,264	$36.11	764,539

Equity compensation plans not approved by security holders	—	—	—

Total	1,084,264	$36.11	764,539

(1)	Consists of the 2002 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is under the caption “Board Meetings and Committees — Director Compensation” on page 12 of our proxy statement dated December 8, 2004, incorporated here by reference.

Item 14.	Principal Accounting Fees and Services

      Principal accounting fees and services are under the captions “Audit Committee Report to Shareholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm and Fees Paid to PricewaterhouseCoopers LLP” on page 20 of our proxy statement dated December 8, 2004, incorporated here by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a)(1) and (a)(2) Index to Consolidated Financial Statements and Schedules

	Reference

	Form 10-K	Annual Report
	Annual Report	to Shareholders
	Page	Page

Annual report to shareholders for the fiscal year ended September 30, 2004, filed as Exhibit 13 to this Form 10-K and incorporated by reference:
Management’s Responsibility for Financial Statements		13
Statements of Consolidated Earnings for the years ended September 30, 2004, 2003, and 2002		31
Consolidated Balance Sheets at September 30, 2004 and 2003		32
Statements of Consolidated Cash Flows for the years ended September 30, 2004, 2003, and 2002		33
Statements of Consolidated Shareholders’ Equity for the years ended September 30, 2004, 2003, and 2002		34-35
Notes to Consolidated Financial Statements		36-51
Report of Independent Registered Public Accounting Firm		52
Selected Quarterly Financial Data		53
Other Financial Statement Schedules, included with this filing:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
Valuation and Qualifying Accounts	S-2

      Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

      With the exception of the consolidated financial statements and the reports of independent registered public accounting firm listed in the above index, and the information referred to in Items 1, 3, 5A, 6, 7, 7a, and 8, all of which is included in the 2004 Annual Report to Shareholders of Woodward Governor Company and incorporated by reference into this Form 10-K Annual Report, the 2004 Annual Report to Shareholders is not to be deemed “filed” as part of this report.

      (a)(3) Exhibits Filed as Part of This Report

(3)(i) Articles of Incorporation	Filed as Exhibit 3(i) to Form 10-K for the year ended September 30, 1999, incorporated here by reference.

(ii) By-laws	Filed as an exhibit.

(4) Instruments defining the rights of security holders, including indentures	(a) Note Purchase Agreement dated October 15, 2001, filed as Exhibit 4 to Form 10-Q for the three months ended December 31, 2001, incorporated here by reference.

(b) Credit Agreement dated March 4, 2003, filed as Exhibit 4 to Form 10-Q for the three months ended March 31, 2003, incorporated here by reference.

(10) Material contracts	(a) Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

(b) Annual Management Incentive Compensation Plan, filed as Exhibit 10(d) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

(c) Form of Outside Director Stock Purchase Agreement with Michael H. Joyce, filed as Exhibit 10(g) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

(d) Form of Outside Director Stock Purchase Agreement with Paul Donovan, filed as Exhibit 10(h) to Form 10-K for the year ended September 30, 2001, incorporated here by reference.

(e) 2002 Stock Option Plan, effective January 1, 2002 filed as Exhibit 10 (iii) to Form 10-Q for the three months ended March 31, 2002, incorporated here by reference.

(f) Executive Benefit Plan (non-qualified deferred compensation plan), filed as Exhibit 10(e) to Form 10-K for the year ended September 30, 2002, incorporated here by reference.

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

(i) Retirement Transition Agreement with Stephen P. Carter, filed as Exhibit 99.2 to Form 8-K dated November 23, 2004, incorporated here by reference.

(j) Summary of non-employee director meeting fees and compensation, filed as an exhibit.

(11) Statement on computation of earnings per share	Included in Note 5 of Notes to Consolidated Financial Statements, included in 2004 Annual Report, incorporated here by reference.

(13) Annual report to shareholders for the fiscal year ended September 30, 2004	Except as specifically incorporated by reference, report is furnished solely for the information of the Commission and is not deemed “filed” as part of this report.

(14) Code of Ethics	Filed as Exhibit 14 to Form 10-K for the year ended September 30, 2003, incorporated here by reference.

(21) Subsidiaries	Filed as an exhibit.

(23) Consent of Independent Registered Public Accounting Firm	Filed as an exhibit.

(31)(i) Certification of John A. Halbrook pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed as an exhibit.

(ii) Certification of Stephen P. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as an exhibit.

(32)(i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed as an exhibit.

(99)(i) Additional exhibit — description of annual report charts	Filed as an exhibit.

SIGNATURES

      This report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the financial statements referenced have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and members of Woodward Governor Company. This has been done under the general supervision of Stephen P. Carter, executive vice president, chief financial officer and treasurer. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, as indicated in their report in the annual report to shareholders for the fiscal year ended September 30, 2004.

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

Date: December 7, 2004

/s/ STEPHEN P. CARTER

Stephen P. Carter
Executive Vice President, Chief Financial
Officer and Treasurer

Date December 8, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. COHN John D. Cohn	Director	December 7, 2004

/s/ PAUL DONOVAN Paul Donovan	Director	December 7, 2004

/s/ MICHAEL H. JOYCE Michael H. Joyce	Director	December 7, 2004

Mary L. Petrovich	Director

Signature	Title	Date

/s/ LARRY E. RITTENBERG Larry E. Rittenberg	Director	December 7, 2004

/s/ JAMES R. RULSEH James R. Rulseh	Director	December 7, 2004

/s/ MICHAEL T. YONKER Michael T. Yonker	Director	December 7, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Woodward Governor Company

      Our audits of the consolidated financial statements referred to in our report dated November 1, 2004 appearing in the 2004 Annual Report to Shareholders of Woodward Governor Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the other financial statement schedule listed in Item 15(a)(1) and (a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
November 1, 2004

S-1

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

for the years ended September 30, 2004, 2003, and 2002
(In thousands of dollars)

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End of
Description	of Year	Expenses	Accounts(B)	Deductions(A)	Year

2004:
Allowance for doubtful accounts	$2,601	$462	$718	$(945)	$2,836

2003:
Allowance for doubtful accounts	$2,717	$672	$68	$(856)	$2,601

2002:
Allowance for doubtful accounts	$4,720	$(1,535)	$27	$(495)	$2,717

Note:

(A)	Represents accounts written off during the year and also overseas currency translation adjustments that increased the reserve by $45 in 2004, $186 in 2003 and $53 in 2002.

(B)	Includes recoveries of previous write-offs and certain reclassifications.

S-2