Form 10-Q
period 2004-12-31
WOODWARD GOVERNOR CO
filed 2005-02-01
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

          As of January 21, 2005, 11,385,846 shares of common stock with a par value of $.00875 cents per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Statements of Consolidated Earnings

Woodward Governor Company and Subsidiaries

	Three Months Ended
	December 31,

	2004	2003

	(Unaudited)

	(In thousands except
	per share amounts)
Net Sales	$189,325	$158,973

Costs and expenses:
Cost of goods sold	143,273	117,689
Selling, general, and administrative expenses	18,697	18,011
Research and development costs	10,605	9,626
Amortization of intangible assets	1,776	1,610
Interest expense	1,369	1,244
Interest income	(635)	(573)
Other income	(4,901)	(961)
Other expense	101	306

Total costs and expenses	170,285	146,952

Earnings before income taxes	19,040	12,021
Income taxes	7,045	4,628

Net earnings	$11,995	$7,393

Earnings per share:
Basic	$1.06	$0.66
Diluted	1.03	0.65

Weighted-average number of shares outstanding:
Basic	11,329	11,264
Diluted	11,638	11,456

Cash dividends per share	$0.24	$0.24

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Woodward Governor Company and Subsidiaries

	At	At
	December 31,	September 30,
	2004	2004

	(Unaudited)

	(In thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54,959	$48,895
Accounts receivable, less allowance for losses of $2,826 for December and $2,836 for September	97,238	99,277
Inventories	148,776	138,708
Deferred income taxes	17,157	16,852
Other current assets	5,554	5,064

Total current assets	323,684	308,796

Property, plant, and equipment — net	117,066	117,310
Goodwill	132,907	131,542
Other intangibles — net	84,223	85,711
Deferred income taxes	541	4,318
Other assets	11,583	6,617

Total assets	$670,004	$654,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,146	$5,833
Current portion of long-term debt	12,771	956
Accounts payable	32,024	35,207
Accrued liabilities	62,705	65,573
Income taxes payable	6,849	3,703

Total current liabilities	120,495	111,272

Long-term debt, less current portion	77,268	88,452
Other liabilities	71,603	68,709
Commitments and contingencies
Shareholders’ equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	16,491	15,878
Accumulated other comprehensive earnings	15,340	12,038
Deferred compensation	4,485	4,461
Retained earnings	390,735	381,458

	427,157	413,941
Less: Treasury stock, at cost	22,034	23,619
Treasury stock held for deferred compensation	4,485	4,461

Total shareholders’ equity	400,638	385,861

Total liabilities and shareholders’ equity	$670,004	$654,294

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows

Woodward Governor Company and Subsidiaries

	Three Months
	Ended
	December 31,

	2004	2003

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net earnings	$11,995	$7,393

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,291	8,312
Net loss on sale of property, plant, and equipment	9	157
Deferred income taxes	1,532	1,050
Reclassification of unrealized losses on derivatives to earnings	79	45
Changes in operating assets and liabilities:
Accounts receivable	3,969	9,529
Inventories	(7,784)	(4,382)
Accounts payable and accrued liabilities	(12,580)	(4,384)
Income taxes payable	3,612	6,976
Other — net	2,160	750

Total adjustments	(712)	18,053

Net cash provided by operating activities	11,283	25,446

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(4,360)	(4,118)
Proceeds from sale of property, plant, and equipment	29	84

Net cash used in investing activities	(4,331)	(4,034)

Cash flows from financing activities:
Cash dividends paid	(2,718)	(2,701)
Proceeds from sales of treasury stock	1,568	179
Net payments from borrowings under revolving lines	(118)	(1,585)

Net cash used in financing activities	(1,268)	(4,107)

Effect of exchange rate changes on cash	380	320

Net change in cash and cash equivalents	6,064	17,625
Cash and cash equivalents, beginning of year	48,895	24,058

Cash and cash equivalents, end of period	$54,959	$41,683

Supplemental cash flow information:
Interest expense paid	$2,497	$2,630
Income taxes paid	4,091	2,245

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Overview:

      The consolidated balance sheet as of December 31, 2004, the statements of consolidated earnings for the three-month periods ended December 31, 2004 and 2003, and the statements of consolidated cash flows for the three-month periods ended December 31, 2004 and 2003, were prepared by the company without audit. The September 30, 2004, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company’s financial position as of December 31, 2004, the results of its operations for the three-month periods ended December 31, 2004 and 2003, and its cash flows for the three-month periods ended December 31, 2004 and 2003. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company’s 2004 annual report on Form 10-K and should be read with the Notes to Consolidated Financial Statements on pages 36-51 of the 2004 annual report to shareholders. The statement of consolidated earnings for the three-month period ended December 31, 2004, is not necessarily indicative of the results to be expected for other interim periods or for the full year.

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

	Three Months
	Ended
	December 31,

	2004	2003

	(In thousands except
	per share amounts)
Reported net earnings	$11,995	$7,393
Stock-based compensation expense using the fair value method, net of income tax	(344)	(237)

Pro forma net earnings	$11,651	$7,156

Reported net earnings per share amounts:
Basic	$1.06	$0.66
Diluted	1.03	0.65

Pro forma net earnings per share amounts:
Basic	$1.03	$0.64
Diluted	1.00	0.63

(3)     Revenue recognition:

      We recognize sales when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectibility from the customer is reasonably assured. We consider product delivery to have occurred when the customer has taken title and assumed the risks and rewards of ownership of the products. Most of our sales are made directly to customers that use our products, although we also sell products to distributors, dealers, and independent service facilities. Sales terms for distributors, dealers, and independent service facilities are identical to our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales terms for direct customers. We account for payments made to customers as a reduction of revenue unless they are made in exchange for identifiable goods or services with fair values that can be reasonably estimated. These reductions in revenues are recognized immediately to the extent that the payments relate to past sales and are recognized in future periods to the extent that the payments relate to future sales, based on the specific facts and circumstances underlying each payment.

(4)     New Accounting Standards:

      In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs.” The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. This Statement also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Statement becomes effective for our fiscal year beginning October 1, 2005. We currently do not expect that application of this Statement will have any material effect on our financial statements.

      In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment”. Among its provisions, the revised Statement will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. This revised Statement becomes effective for our interim period beginning July 1, 2005. As described in Note 2 to these financial statements, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, adoption of this revised Statement is expected to reduce our net earnings in interim and annual periods after adoption. We believe the best indication of the approximate immediate net earnings effect of adopting the provisions of this revised Statement may be determined by reviewing Note 2 to these financial statements and Note 1 to Consolidated Financial Statements on page 36 of the 2004 annual report to shareholders. These notes show that net earnings would have decreased by $0.03 per diluted share for the quarter ended December 31, 2004, and by $0.11 per diluted share for the year ended September 30, 2004. Also, upon adoption we will be allowed to, but not required to, restate prior interim periods or prior years in accordance with a prescribed modified retrospective method. We have not yet determined whether we will restate prior periods.

(5)     Earnings per share:

	Three Months Ended
	December 31,

	2004	2003

	(In thousands except
	per share amounts)
Net earnings(A)	$11,995	$7,393

Determination of shares:
Weighted-average shares of common stock outstanding(B)	11,329	11,264
Assumed exercise of stock options	309	192

Weighted-average shares of common stock outstanding assuming dilution(C)	11,638	11,456

Net earnings:
Basic per share amount(A/B)	$1.06	$0.66
Diluted per share amount(A/C)	$1.03	$0.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following stock options were outstanding during the three months ended December 31, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the respective periods:

	Three Months Ended
	December 31,

	2004	2003

Options	59,718	23,479
Weighted-average exercise price	$71.26	$62.83

(6)	Inventories:

	At	At
	December 31,	September 30,
	2004	2004

	(In thousands)
Raw materials	$3,320	$3,304
Component parts	91,109	88,760
Work in process	34,108	30,237
Finished goods	20,239	16,407

	$148,776	$138,708

(7)	Property, plant, and equipment:

	At	At
	December 31,	September 30,
	2004	2004

	(In thousands)
Land	$10,810	$10,380
Buildings and equipment	152,206	149,361
Machinery and equipment	243,004	237,677
Construction in progress	1,399	2,044

	407,419	399,462
Less accumulated depreciation	290,353	282,152

Property, plant, and equipment — net	$117,066	$117,310

      Depreciation expense totaled $6,515,000 for the three months ended December 31, 2004, and $6,702,000 for the three months ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2004	$69,420
Foreign currency exchange rate changes	1,365

Balance at December 31, 2004	$70,785

Aircraft Engine Systems:
Balance at September 30, 2004 and December 31, 2004	$62,122

Consolidated:
Balance at September 30, 2004	$131,542
Foreign currency exchange rate changes	1,365

Balance at December 31, 2004	$132,907

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Other intangibles — net:

	At	At
	December 31,	September 30,
	2004	2004

	(In thousands)
Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$37,387
Accumulated amortization	(6,866)	(6,215)

	30,521	31,172

Other:
Amount acquired	32,017	31,502
Accumulated amortization	(8,456)	(7,490)

	23,561	24,012

Total	$54,082	$55,184

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(6,264)	(6,027)

	22,283	22,520

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(3,927)	(3,778)

	7,858	8,007

Total	$30,141	$30,527

Consolidated:
Customer relationships:
Amount acquired	$65,934	$65,934
Accumulated amortization	(13,130)	(12,242)

	52,804	53,692

Other:
Amount acquired	43,802	43,287
Accumulated amortization	(12,383)	(11,268)

	31,419	32,019

Total	$84,223	$85,711

      Amortization expense associated with current intangibles is expected to be approximately $7,100,000 for 2005, $7,000,000 for 2006, $6,600,000 for 2007, $5,900,000 for 2008, and $5,500,000 for 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Accrued liabilities:

	At	At
	December 31,	September 30,
	2004	2004

	(In thousands)
Salaries and other member benefits	$31,191	$41,236
Warranties	6,622	6,401
Taxes, other than on income	4,490	4,214
Deferred compensation	3,157	2,278
Other items — net	17,245	11,444

	$62,705	$65,573

      Salaries and other member benefits include accrued termination benefits totaling $13,334,000 at December 31, 2004, and $12,000,000 at September 30, 2004. These accrued termination benefits were in Industrial Controls. Changes in accrued termination benefits for the three months ended December 31, 2004, were as follows:

(In thousands)

Balance at September 30, 2004	$12,000
Expense:
Cost of goods sold	472
Selling, general, and administrative expenses	16
Terminations and payments	(16)
Accrual adjustments	—
Foreign currency exchange rate changes	862

Balance at December 31, 2004	$13,334

      The amounts expensed during the three-month period were for termination benefits earned by members over the period and are primarily related to the consolidation of two European manufacturing operations with existing operations. This action is being taken to streamline the organization by eliminating redundant manufacturing operations and is expected to be substantially complete by March 31, 2006. The total expense for this action is estimated to be approximately $17,000,000, of which $14,288,000 was recognized through December 31, 2004. The remaining estimated amount of $2,712,000 is for termination benefits that will be earned by members over their remaining service period and for other costs primarily associated with moving equipment and inventory to other locations.

      Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. A reconciliation of accrued product warranties from September 30, 2004, to December 31, 2004, follows:

(In thousands)

Balance at September 30, 2004	$6,401
Accruals related to warranties issued during the period	1,156
Accruals related to pre-existing warranties	(1)
Settlements of amounts accrued	(1,059)
Foreign currency exchange rate changes	125

Balance at December 31, 2004	$6,622

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Retirement benefits:

      We provide various benefits to eligible members of our company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three Months
	Ended
	December 31,

	2004	2003

	(In thousands)
Retirement pension benefits — United States:
Components of net periodic benefit cost:
Interest cost	$270	$291
Expected return on plan assets	(272)	(150)
Recognized losses	37	59

Net periodic benefit cost	$35	$200

Contributions by the company	$—	$—

Retirement pension benefits — other countries:
Components of net periodic benefit cost:
Service cost	$504	$416
Interest cost	539	448
Expected return on plan assets	(530)	(400)
Amortization of unrecognized transition obligation	25	24
Recognized losses	141	129
Recognized prior service costs	(2)	(2)

Net periodic benefit cost	$677	$615

Contributions by the company	$354	$333

Retirement healthcare benefits:
Components of net periodic benefit cost
Service cost	$663	$599
Interest cost	1,097	1,138
Recognized losses	350	410
Recognized prior service costs	(127)	(127)

Net periodic benefit cost	$1,983	$2,020

Contributions by the company	$423	$705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Accumulated other comprehensive earnings:

      Accumulated other comprehensive earnings, which totaled $15,340,000 at December 31, 2004, consisted of the following items:

At or For the Three
Months Ended
December 31, 2004

(In thousands)
Accumulated foreign currency translation adjustments:
Balance at beginning of year	$14,239
Translation adjustments	5,241
Taxes associated with translation adjustments	(1,992)

Balance at end of period	$17,488

Accumulated unrealized derivative losses:
Balance at beginning of year	$(861)
Reclassification to interest expense	79
Taxes associated with interest reclassification	(30)

Balance at end of period	$(812)

Accumulated minimum pension liability adjustments:
Balance at beginning of year	$(1,340)
Minimum pension liability adjustment	7
Taxes associated with minimum pension liability adjustments	(3)

Balance at end of period	$(1,336)

(13)	Total comprehensive earnings:

	Three Months Ended
	December 31,

	2004	2003

	(In thousands)
Net earnings	$11,995	$7,393
Other comprehensive earnings:
Foreign currency translation adjustments	3,249	2,859
Reclassification of unrealized losses on derivatives to earnings	49	46
Minimum pension liability adjustment	4	—

Total comprehensive earnings	$15,297	$10,298

(14)	Contingencies:

      We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $5,000,000 in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We also file income tax returns in various jurisdictions worldwide, which are subject to audit. We have accrued for our estimate of the most likely amount of expenses that we believe will result from income tax audit adjustments.

      In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.

(15)	Segment information:

	Three Months Ended
	December 31,

	2004	2003

	(In thousands)
Industrial Controls:
External net sales	$122,355	$96,819
Intersegment sales	198	150
Segment earnings	5,055	4,591

Aircraft Engine Systems:
External net sales	$66,970	$62,154
Intersegment sales	452	339
Segment earnings	18,312	11,421

      The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three Months Ended
	December 31,

	2004	2003

	(In thousands)
Total segment earnings	$23,367	$16,012
Unallocated corporate expenses	(3,593)	(3,320)
Interest expense and income — net	(734)	(671)

Consolidated earnings before income taxes	$19,040	$12,021

      Segment assets were as follows:

	At	At
	December 31,	September 30,
	2004	2004

	(In thousands)
Industrial Controls	$376,756	$364,584
Aircraft Engine Systems	201,050	205,580

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations. This discussion should be read with the consolidated financial statements.

Overview

      Our business is focused on the design, manufacture, and servicing of energy control systems and components for aircraft and industrial engines, turbines, and other power equipment. We use technologies in the areas of fuel systems, combustion control, electronic controls and software, and systems integration to develop components and integrated systems that we sell to OEMs (original equipment manufacturers) for use in power equipment for the power generation, process industries, transportation, and aerospace markets.

      We have two operating segments — Industrial Controls and Aircraft Engine Systems. Industrial Controls provides energy control systems and components primarily to OEMs of industrial engines, turbines, and other power equipment. Aircraft Engine Systems provides energy control systems and components primarily to OEMs of aircraft turbines. We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.

      There has been a lot of volatility in the markets we serve in recent years, and our sales and earnings reflect the results of that volatility. While we saw improved market conditions in 2004, they were still not at the levels they were before the declines began in 2002. Our first quarter of 2005 reflected improved market conditions over the same quarter a year ago, in line with the latest quarters of last year.

      The changes in our markets have affected our decisions in managing our workforce. We will be implementing actions in 2005 and the first half of 2006 to consolidate certain manufacturing operations in The Netherlands, United Kingdom, and Japan with existing operations in the United States, Germany, and China. Once fully implemented, we expect these actions will generate annual savings of $9 million to $11 million on a pretax basis. The related cost for the actions is estimated at $17 million, of which $14 million was recognized in 2004 and an additional $0.5 million was recognized in the first fiscal quarter of 2005.

      In the sections that follow, we are providing information to help you better understand factors that may affect our future results, our critical accounting policies and market risks, our results of operations and financial condition, and the effects of recent accounting pronouncements.

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

      Important factors that could individually, or together with one or more other factors, affect our business, results of operations and/or financial condition are discussed more fully in the Management Discussion and

Analysis on pages 14-15 of our 2004 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2004.

Critical Accounting Policies

      We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operation, and require us to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of our critical accounting policies with the audit committee of the company’s Board of Directors. In each of the areas that were identified as critical accounting policies, our judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in our assets and liabilities, increases or decreases in our expenses, and additional losses or gains that are material to our financial condition and results of operations. Our critical accounting policies are discussed more fully in the Management Discussion and Analysis on pages 16-18 of our 2004 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2004.

Market Risks

      Our long-term debt and interest rate swap agreements are sensitive to changes in interest rates. Also, assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on page 18 of our 2004 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2004.

Results of Operations

	Three Months Ended
	December 31,

	2004	2003

	(In thousands)
Sales
External net sales:
Industrial Controls	$122,355	$96,819
Aircraft Engine Systems	66,970	62,154

Consolidated net sales	$189,325	$158,973

      Consolidated net sales increased in the three months ended December 31, 2004, as compared to the same period last year. The increase was most evident in Industrial Controls, which reflected increased market demand in Asia and North America for many of our product lines. In particular, we have experienced higher demand for large gas turbine combustion products — the area affected most by the severe market declines of 2002 and 2003 — and diesel fuel injection products.

	Three Months Ended
	December 31,

	2004	2003

	(In thousands)
Costs and Expenses
Cost of goods sold	$143,273	$117,689
Sales, general, and administrative expenses	18,697	18,011
Research and development costs	10,605	9,626
All other expense items	3,246	3,160
Interest and other income	(5,536)	(1,534)

Consolidated costs and expenses	$170,285	$146,952

      Cost of goods sold increased in the three months ended December 31, 2004, compared to the same period last year as a result of increased sales. Cost of goods sold represented 75.7% of sales this year and 74.0% last year. This percent difference is primarily related to changes in the segment sales mix. While sales increased for both Industrial Controls and Aircraft Engine Systems, the percent increase in sales was higher for Industrial Controls. Industrial Controls’ average margins are not as high as those of Aircraft Engine Systems.

      Research and development increased 10% in the three months ended December 31, 2004, as compared to the same period last year. Research and development activities have continued at a pace similar to the last half of fiscal 2004.

      Interest and other income increased by $4.0 million in the three months ended December 31, 2004, as compared to the same period last year. This increase was due to the sale of rights to our aircraft propeller synchronizer product line to an unrelated third party, which resulted in a pre-tax gain of $3.8 million. Prior to the sale, the product line generated annual sales of approximately $2.0 million.

	Three Months Ended
	December 31,

	2004	2003

	(In thousands)
Workforce Management Actions
Member termination benefits — Industrial Controls	$488	$151
Member termination benefits adjustments — Industrial Controls	—	(83)

Total workforce management costs	$488	$68

      Workforce management costs in the three months ended December 31, 2004, are primarily related to the consolidation of manufacturing operations in The Netherlands and United Kingdom with existing operations in the United States and Germany. We are also consolidating a small manufacturing operation in Japan with an existing operation in China and are making sales force reductions in The Netherlands. The first quarter costs are for termination benefits earned by members during the three-month service period. These actions are discussed more fully in the Management Discussion and Analysis on pages 22-23 of our 2004 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2004.

      Consistent with the disclosures in the 2004 annual report to shareholders referenced in the preceding paragraph, we estimate the total expense for the actions will be approximately $17.0 million. Of this amount, we have recognized $14.3 million in all periods through December 31, 2004. The remaining estimated amount of $2.7 million is for termination benefits that will be earned by members over their remaining service period and for other costs primarily associated with moving equipment and inventory to other locations. We expect to expense the $2.7 million in 2005 and 2006.

      Our cash expenses for the 2004 actions are expected to total $15.2 million, and will be paid from available cash balances in 2005 and 2006 without the need for additional borrowings. The remaining $1.8 million was for non-cash contractual pension termination benefits, which were recognized in last year’s fourth quarter.

      Once fully implemented, our annual savings are expected to range from $9.0 million to $11.0 million. These savings are primarily related to reduced personnel costs, although we anticipate some savings in travel and other costs due to the reduced headcount. Of the total savings, approximately 90% is expected to affect cost of goods sold and 10% selling, general, and administrative expenses. We currently expect to realize about half of the estimated savings level in the third quarter of 2005, increasing gradually thereafter through the second quarter of 2006 when we expect to begin realizing the full savings level.

      We currently plan to continue to use the facilities and equipment located in The Netherlands, United Kingdom, and Japan after the actions are completed. We own all three facilities, and each of them will have ongoing sales and service activities. In addition, the facility in the United Kingdom will remain a key development site for diesel fuel injection products. We expect to move manufacturing equipment used by the three locations to other facilities.

	Three Months Ended
	December 31,

	2004	2003

	(In thousands)
Earnings
Segment earnings:
Industrial Controls	$5,055	$4,591
Aircraft Engine Systems	18,312	11,421

Total segment earnings	23,367	16,012
Nonsegment expenses	(3,593)	(3,320)
Interest expense and income	(734)	(671)

Consolidated earnings before income taxes	19,040	12,021
Income taxes	7,045	4,628

Consolidated net earnings	$11,995	$7,393

      Industrial Controls’ segment earnings increased 10% in the three months ended December 31, 2004, as compared to the same period last year. The effects of higher sales were partially offset by changes in our sales mix, higher research and development costs, and expenses associated with workforce management activities.

      Industrial Controls’ gross margin (external net sales less external cost of goods sold) increased by approximately $1.6 million in this year’s first quarter as compared to the same quarter last year. This year’s sales mix included a higher percentage of diesel fuel injection products and turbine combustion products. While most of the products we sell have been designed by us, both of these product lines include the manufacture of certain customer-designed products, which have lower-than-average margins. In addition, there are certain other diesel fuel injection products that had higher sales and generated lower margins in our first quarter; the sales of these other products are being phased out through the end of October 2005.

      Industrial Controls’ research and development costs increased approximately $0.7 million in this year’s first quarter as compared to the same quarter a year ago due to normal variations in the timing of project expenditures.

      Industrial Controls’ workforce management actions resulted in the recognition of $0.5 million of expenses in this year’s first quarter and $0.1 million in last year’s first quarter. These actions are discussed more fully in a separate section of this management’s discussion and analysis.

      Aircraft Engine Systems’ segment earnings increased 60% in the three months ended December 31, 2004, as compared to the same period last year. This increase was due to a gain on the sale of certain product line rights, higher sales, and the cost effects associated with the lower ratio of fixed costs to variable costs.

      Aircraft Engine Systems sold the rights to its propeller synchronizer product line in the first quarter this year, generating a gain of $3.8 million. Prior to the sale, the product line generated annual sales of approximately $2.0 million.

      Higher sales generated additional gross margin dollars in Aircraft Engine Systems’ first quarter this year as compared to the same quarter a year ago. In addition, we benefited from the operating leverage effect of the increasing sales versus fixed costs.

      Income taxes were provided at an effective rate on earnings before taxes of 37.0% in the three months ended December 31, 2004, compared to a 36.3% effective rate for fiscal year 2004. The effective rate change is primarily due to changes in the distribution of taxable earnings and losses by country.

      Outlook: We believe we are on track to meet our full year total company goals. The guidance for fiscal year 2005 we provided last quarter targeted 4 to 7 percent revenue growth and $3.50 to $3.70 in earnings per diluted share. Now with the gain on the product line sale, we believe earnings per diluted share will be $3.70 to $3.90.

Financial Condition

	December 31,	September 30,
	2004	2004

	(In thousands)
Assets
Industrial Controls	$376,756	$364,584
Aircraft Engine Systems	201,050	205,580
Nonsegment assets	92,198	84,130

Consolidated total assets	$670,004	$654,294

      Industrial Controls’ segment assets increased in the three months ended December 31, 2004, primarily as a result of higher inventories for future sales.

      Aircraft Engine Systems’ segment assets decreased in the three months ended December 31, 2004, primarily as a result of a decrease in accounts receivable. Sales in the period immediately preceding December 31 were lower than in the period immediately preceding September 30, reflecting the effects of our customers’ holiday schedules.

      Nonsegment assets increased in the three months ended December 31, 2004, primarily because of an increase in cash and cash equivalents. Net cash flows provided by operations during the period exceeded net cash used in investing and financing activities.

	December 31,	September 30,
	2004	2004

	(In thousands)
Other Balance Sheet Measures
Working capital	$203,189	$197,524
Long-term debt, less current portion	77,268	88,452
Other liabilities	71,603	68,709
Shareholders’ equity	$400,638	385,861

      Working capital (current assets less current liabilities) increased in the three months ended December 31, 2004, primarily as a result of increases in cash and cash equivalents and inventories, which were partially offset by increases in the current portion of long-term debt. Changes in cash and cash equivalents and inventories are directly observable in our statements of consolidated cash flows and are discussed in other sections of this management’s discussion and analysis. The increase in the current portion of long-term debt reflects changes due to the timing of the future payments. The first payments of the senior notes payable are due in October 2005. The related liability for these payments was classified as noncurrent at September 30, 2004, and as current at December 31, 2004.

      Long-term debt decreased in the three months ended December 31, 2004, as a result of the timing of future payments, as noted in the preceding paragraph. Required future principal payments of long-term debt and commitments under operating leases were as follows:

		2006/	2008/
In thousands for the year(s) ended September 30,	2005	2007	2009	Thereafter

Long-term debt	$956	$29,072	$25,251	$32,143
Operating leases	3,600	6,000	3,400	6,900

      We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175 million if we desire. The line of credit facility expires on March 14, 2006. In addition, we have other lines of credit facilities, which totaled $26.4 million at September 30, 2004, that are generally reviewed annually for renewal.

      Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, a maximum consolidated debt to EBITDA, and a minimum EBIT to consolidated interest expense ratio, as defined in the agreements. We were in compliance with all covenants at December 31, 2004.

      Other liabilities increased in the three months ended December 31, 2004, primarily as a result of changes in accruals for retirement healthcare benefits and retirement pension benefits. These changes represent the excess of actuarially determined periodic benefit costs over cash contributions by the company.

      Commitments and contingencies at December 31, 2004, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability and contractual matters. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $5 million in the aggregate.

      We file income tax returns in various jurisdictions worldwide, which are subject to audit. We have accrued for our estimate of the most likely amount of expenses that we believe will result from income tax audit adjustments.

      In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.

      Shareholders’ equity increased in the three months ended December 31, 2004, primarily as a result of net earnings for the first quarter. Dividend payments were more than offset by foreign currency translation adjustments and sales of treasury stock.

      On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and private transactions over a three-year period.

      Also, on January 26, 2005, the Board of Directors declared a cash dividend of $0.25 per share payable March 1, 2005, to shareholders of record at February 15, 2005. Cash dividends were $0.24 per share in each of the previous eight quarters. This change raises the indicated annual dividend rate to $1.00 from $0.96, an increase of 4.2%.

	Three Months Ended
	December 31,

	2004	2003

	(In thousands)
Cash Flows
Net cash provided by operating activities	$11,283	$25,446
Net cash used in investing activities	(4,331)	(4,034)
Net cash used in financing activities	(1,268)	(4,107)

      Net cash flows provided by operating activities decreased in the first three months this year as compared to the first three months last year. Both operating cash receipts and disbursements increased over the prior year’s first quarter due to higher sales volume. However, cash paid to employees and suppliers increased at a greater rate than cash collected from customers, reflecting normal variations in payment and collection patterns and payments of variable compensation earned during fiscal year 2004.

      Net cash flows used in investing activities were about the same in the first three months this year as compared to the first three months last year, consisting primarily of capital expenditures.

      Net cash flows used in financing activities decreased in the first three months this year compared to the first three months last year. Our borrowings remained relatively stable in this year’s first quarter compared to a reduction of $1.6 million in last year’s first quarter. Also, proceeds from the sale of treasury stock increased by $1.4 million in this year’s first quarter as compared to the same quarter last year, attributable to the exercise of member stock options.

      Outlook: Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months. Payments of $64.3 million of senior notes are not due until the 2007-2012 timeframe. Also, we have a $100 million line of credit facility that includes an option to increase the amount of the line up to $175 million that does not expire until March 14, 2006. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs.” The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. This Statement also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Statement becomes effective for our fiscal year beginning October 1, 2005. We currently do not expect that application of this Statement will have any material effect on our financial statements.

      In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment”. Among its provisions, the revised Statement will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. This revised Statement becomes effective for our interim period beginning July 1, 2005. As described in Note 2 to these financial statements, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, adoption of this revised Statement is expected to reduce our net earnings in interim and annual periods after adoption. We believe the best indication of the approximate immediate net earnings effect of adopting the provisions of this revised Statement may be determined by reviewing Note 2 to these financial statements and Note 1 to Consolidated Financial Statements on page 36 of the 2004 annual report to shareholders. These notes show that net earnings would have decreased by $0.03 per diluted share for the quarter ended December 31, 2004, and by $0.11 per diluted share for the year ended September 30, 2004. Also, upon adoption we will be allowed to, but not required to, restate prior interim periods or prior years in accordance with a prescribed modified retrospective method. We have not yet determined whether we will restate prior periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Our long-term debt and interest rate swap agreements are sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on page 18 of our 2004 annual report to shareholders, which was filed with our Form 10-K for the year ended September 30, 2004.

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

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as part	may yet be
	Total number	Average	of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	plans or programs	plans or programs

October 1, 2004 through October 31, 2004	—		—	$8,950,000

November 1, 2004 through November 30, 2004	—		—	—

December 1, 2004 through December 31, 2004	414	$72.41	—	—

      The shares purchased in December were purchased on the open market.

      On November 26, 2002, we announced in a news release a plan to purchase up to $20 million of our outstanding shares of common stock over a two-year period. We did not purchase any shares as part of this plan during the first quarter of the year ending September 30, 2005. The plan expired on November 26, 2004.

      On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and private transactions over a three-year period.

Item 6.	Exhibits

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

WOODWARD GOVERNOR COMPANY

Date: January 31, 2005	/s/ JOHN A. HALBROOK

John A. Halbrook, Chairman and Chief Executive Officer

Date: January 31, 2005	/s/ STEPHEN P. CARTER

Stephen P. Carter, Executive Vice President, Chief Financial Officer and Treasurer