Form 10-K/A
period 2004-09-30
WOODWARD GOVERNOR CO
filed 2005-04-01
CIK 108312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑   No ☐

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

Our operations are organized based on the nature of products and related services provided and consist of two reportable segments -—Industrial Controls and Aircraft Engine Systems. Industrial Controls provides energy control systems and components primarily to OEMs of industrial engines, turbines, and other power equipment. Aircraft Engine Systems provides energy control systems and components primarily to OEMs of aircraft turbines.

Information about our operations in 2004 and outlook for the future, including certain segment information, is included in “Management’s Discussion and Analysis” on pages 14 through 33 of our 2004 Annual Report, incorporated here by reference. Additional segment information and certain geographical information is included in Note 20 to the Consolidated Financial Statements, on pages 56 through 58 of our 2004 Annual Report, incorporated here by reference. Other information about our business follows.

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

We employed about 3,384 people at October 31, 2004.

This report and the 2004 Annual Report, sections of which have been incorporated by reference, contain forward-looking statements and should be read with “Factors That May Affect Future Results” on pages 15 through 16 of the 2004 Annual Report, incorporated here by reference.

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

Our principal plants are as follows:

United States
Fort Collins, Colorado – Industrial Controls manufacturing Loveland, Colorado – Industrial Controls manufacturing and partially leased to a third party
Niles, Illinois – Industrial Controls manufacturing
Rockford, Illinois – Aircraft Engine Systems manufacturing and corporate offices
Rockton, Illinois – Aircraft Engine Systems manufacturing and repair and overhaul
Zeeland, Michigan – Aircraft Engine Systems manufacturing Greenville, South Carolina (leased) – Industrial Controls manufacturing

Other Countries
Suzhou, Peoples Republic of China (leased) – Industrial Controls manufacturing
Aken, Germany (leased) – Industrial Controls manufacturing
Stuttgart, Germany (leased) – Industrial Controls manufacturing
Tomisato, Chiba, Japan – Industrial Controls manufacturing
Hoofddorp, The Netherlands – Industrial Controls manufacturing
Cheltenham, England, United Kingdom – Industrial Controls manufacturing
Prestwick, Scotland, United Kingdom (leased) – Aircraft Engine Systems repair and overhaul

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

We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. These matters are discussed in Note 18 to the Consolidated Financial Statements on pages 55 through 56 of our 2004 Annual Report, incorporated here by reference. We currently do not have any administrative or judicial proceedings arising under any Federal, State, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2004.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is listed on The NASDAQ National Market and at November 29, 2004, there were 1,531 holders of record. Cash dividends were declared quarterly during 2004 and 2003. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2004 and 2003 are included in the “Selected Quarterly Financial Data” on page 59 of the 2004 Annual Report, incorporated here by reference.

(c) Issuer Purchases of Equity Securities

			(c) Total	(d)
			number of	Approximate
			shares	dollar value
			purchased as	of shares that
			part of	may yet be
	(a) Total		publicly	purchased
	number of	(b) Average	announced	under the
	shares	price paid	plans or	plans or
Period	purchased	per share	programs	programs

July 1, 2004 through July 31, 2004	—	—	—	$8,950,000

August 1, 2004 through August 31, 2004	—	—	—	$8,950,000

September 1, 2004 through September 30, 2004	501	$59.88	—	$8,950,000

Total	501	$59.88	—

On November 26, 2002, we announced in a news release a plan to purchase up to $20 million of our outstanding shares of common stock over a two-year period. We did not purchase any shares as part of this plan during the fourth quarter of the year ended September 30, 2004. The plan expired on November 26, 2004.

Item 6.	Selected Financial Data

“Selected Financial Data” is included on pages 60 through 61 of our 2004 Annual Report, incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis” is included on pages 14 through 33 of our 2004 Annual Report, incorporated here by reference. This discussion should be read with the consolidated financial statements on pages 34 through 58 of our 2004 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Disclosures about market risk are included under the caption “Market Risks” on page 19 of our 2004 Annual Report, incorporated here by reference.

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

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our principal executive officer (John A. Halbrook, chairman of the board and chief executive officer) and principal financial officer (Stephen P. Carter, executive vice president, chief financial officer and treasurer), as appropriate to allow timely decisions regarding required disclosures.

John A. Halbrook, our chairman of the board and chief executive officer, and Stephen P. Carter, our executive vice president, chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K/A Amendment No. 1. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed as described in the preceding paragraph.

Furthermore, there have been no changes in our internal control over financial reporting during the fourth quarter covered by this Form 10-K/A Amendment No. 1 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Thomas A. Gendron, age 43 – president and chief operating officer since September 2002; vice president and general manager of Industrial Controls June 2001 through September 2002; vice president of Industrial Controls April 2000 through May 2001; director of global marketing and Industrial Controls’ business development February 1999 through March 2000.

Stephen P. Carter, age 53 – executive vice president, chief financial officer and treasurer since January 2003; vice president, chief financial officer and treasurer since January 1997 through December 2002; vice president and treasurer September 1996 through January 1997; and assistant treasurer January 1994 through September 1996.

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

Other information regarding our directors and executive officers is under the captions “Board of Directors” on pages 4 through 6, “Board Meetings and Committees – Audit Committee” on page 8, (including information with respect to audit committee financial experts) “Share Ownership of Management” on pages 10 through 11, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 11 of our proxy statement dated December 8, 2004, incorporated here by reference.

Item 11.	Executive Compensation

Executive compensation is under the captions “Board Meetings and Committees – Director Compensation” on pages 9 through 10, “Executive Compensation” on pages 14 through 16, “Stock Options” on page 16, and “Long-Term Management Incentive Compensation Plan Awards” on page 17 of our proxy statement dated December 8, 2004, incorporated here by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Share Ownership of Management” on pages 10 through 11 and “Persons Owning More than Five Percent of Woodward Stock” on pages 11 through 12 of our proxy statement dated December 8, 2004, incorporated here by reference.

Securities authorized for issuance under equity compensation plans were as follows:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants,	options, warrants,	reflected in the
Plan category	and rights	and rights	first column)

Equity compensation plans approved by security holders (1)	1,084,264	$36.11	764,539

Equity compensation plans not approved by security holders	—	—	—

Total	1,084,264	$36.11	764,539

(1)	Consists of the 2002 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is under the caption “Board Meetings and Committees – Director Compensation” on pages 9 through 10 of our proxy statement dated December 8, 2004, incorporated here by reference.

Item 14	Principal Accounting Fees and Services

Principal accounting fees and services are under the captions “Audit Committee Report to Shareholders – Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm and Fees Paid to PricewaterhouseCoopers LLP” on pages 17 through 18 of our proxy statement dated December 8, 2004, incorporated here by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules (a) (1) and (a) (2) Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K	Annual Report
	Annual Report	to Shareholders
	Page	Page
Annual report to shareholders for the fiscal year ended September 30, 2004, filed as Exhibit 13 to this Form 10-K and incorporated by reference:

Management’s Responsibility for Financial Statements		13

Statements of Consolidated Earnings for the years ended September 30, 2004, 2003, and 2002		34

Consolidated Balance Sheets at September 30, 2004 and 2003		35

Statements of Consolidated Cash Flows for the years ended September 30, 2004, 2003, and 2002		36

Statements of Consolidated Share- holders’ Equity for the years ended September 30, 2004, 2003, and 2002		36-37

Notes to Consolidated Financial Statements		38-58

Report of Independent Registered Public Accounting Firm		58

Selected Quarterly Financial Data		59

Reference
	Form 10-K	Annual Report
	Annual Report	to Shareholders
	Page	Page
Other Financial Statement Schedules, included with this filing:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1

Valuation and Qualifying Accounts	S-2

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

(a) (3) Exhibits Filed as Part of This Report

(3)	(i) Articles of Incorporation	Filed as Exhibit 3 (i) to Form 10-K for the year ended September 30, 1999, incorporated here by reference.

	(ii) By-laws	Filed as an exhibit.

(4)	Instruments defining the rights of security holders, including indentures	(a) Note Purchase Agreement dated October 15, 2001, filed as Exhibit 4 to Form 10-Q for the three months ended December 31, 2001, incorporated here by reference.

(b) Credit Agreement dated March 4, 2003, filed as Exhibit 4 to Form 10-Q for the three months ended March 31, 2003, incorporated here by reference.

(10)	Material contracts	(a) Long-Term Management Incentive Compensation Plan, filed as Exhibit 10 (c) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

(b) Annual Management Incentive Compensation Plan, filed as Exhibit 10 (d) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

(c) Form of Outside Director Stock Purchase Agreement with Michael H. Joyce, filed as Exhibit 10 (g) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

(d) Form of Outside Director Stock Purchase Agreement with Paul Donovan, filed as Exhibit 10 (h) to Form 10-K for the year ended September 30, 2001, incorporated here by reference.

(e) 2002 Stock Option Plan, effective January 1, 2002 filed as Exhibit 10 (iii) to Form 10-Q for the three months ended March 31, 2002, incorporated here by reference

(f) Executive Benefit Plan (non-qualified deferred compensation plan), filed as Exhibit 10 (e) to Form 10-K for the year ended September 30, 2002, incorporated here by reference.

(g) Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10 (j) to Form 10-K for the year ended September 30, 2002, incorporated here by reference.

(h) Form of Transitional Compensation Agreement with John A. Halbrook, Thomas A. Gendron, and Stephen P. Carter, filed as Exhibit 10 to Form 10-Q for the three months ended December 31, 2002, incorporated here by reference.

(i) Retirement Transition Agreement with Stephen P. Carter, filed as Exhibit 99.2 to Form 8-K dated November 23, 2004, incorporated here by reference.

(j) Summary of non-employee director meeting fees and compensation, filed as an exhibit.

(11)	Statement on computation of Statements, included in 2004	Included in Note 5 of Notes earnings per share to Consolidated Financial Annual Report, incorporated here by reference.

(13)	Annual report to shareholders for the fiscal year ended information of the	Except as specifically incorporated by reference, September 30, 2004 report is furnished solely for the Commission and is not deemed “filed” as part of this report.

(14)	Code of Ethics	Filed as Exhibit 14 to Form 10-K for the year ended September 30, 2003, incorporated here by reference.

(21)	Subsidiaries	Filed as an exhibit.

(23)	Consent of Independent Registered Public Accounting Firm	Filed as an exhibit.

(31)	(i)	Certification of John A. Halbrook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit.

	(ii)	Certification of Stephen P. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit.

(32)	(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as an exhibit.

(99)	(i)	Additional exhibit – description of annual report charts	Filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

/s/ John A. Halbrook John A. Halbrook Date: March 31, 2005	Director, Chairman the Board and Chief of Executive Officer (Principal Executive Officer)

/s/ Stephen P. Carter Stephen P. Carter Date: March 31, 2005	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Cohn	Director	March 31, 2005
John D. Cohn

/s/ Paul Donovan	Director	March 31, 2005
Paul Donovan

Michael H. Joyce	Director

Mary L. Petrovich	Director

/s/ Larry E. Rittenberg	Director	March 31, 2005
Larry E. Rittenberg

/s/ James R. Rulseh	Director	March 31, 2005
James R. Rulseh

Michael T. Yonker	Director

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