Form 10-Q/A
period 2004-12-31
WOODWARD GOVERNOR CO
filed 2005-04-01
CIK 108312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-8408

WOODWARD GOVERNOR COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1984010
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Consolidated Earnings Woodward Governor Company and Subsidiaries

	(Unaudited)
	Three Months Ended
	December 31,
(In thousands except per share amounts)	2004	2003

Net Sales	$189,325	$158,973

Costs and expenses:
Cost of goods sold	143,273	117,689
Selling, general, and administrative expenses	18,697	18,011
Research and development costs	10,605	9,626
Amortization of intangible assets	1,776	1,610
Interest expense	1,369	1,244
Interest income	(635)	(573)
Other income	(4,901)	(961)
Other expense	101	306

Total costs and expenses	170,285	146,952

Earnings before income taxes	19,040	12,021
Income taxes	7,045	4,628

Net earnings	$11,995	$7,393

Earnings per share:
Basic	$1.06	$0.66
Diluted	1.03	0.65

Weighted-average number of shares outstanding:
Basic	11,329	11,264
Diluted	11,638	11,456

Cash dividends per share	$0.24	$0.24

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets Woodward Governor Company and Subsidiaries

	(Unaudited)
	At December	At September
(In thousands except per share amounts)	31, 2004	30, 2004

Assets
Current assets:
Cash and cash equivalents	$54,959	$48,895
Accounts receivable, less allowance for losses of $2,826 for December and $2,836 for September	97,238	99,277
Inventories	148,776	138,708
Deferred income taxes	17,157	16,852
Other current assets	5,554	5,064

Total current assets	323,684	308,796

Property, plant, and equipment – net	117,066	117,310
Goodwill	132,907	131,542
Other intangibles – net	84,223	85,711
Deferred income taxes	541	4,318
Other assets	11,583	6,617

Total assets	$670,004	$654,294

Consolidated balance sheets continued on next page.

Consolidated Balance Sheets — Continued Woodward Governor Company and Subsidiaries

	(Unaudited)
	At December	At September 30,
(In thousands except per share amounts)	31, 2004	2004

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$6,146	$5,833
Current portion of long-term debt	12,771	956
Accounts payable	32,024	35,207
Accrued liabilities	62,705	65,573
Income taxes payable	6,849	3,703

Total current liabilities	120,495	111,272

Long-term debt, less current portion	77,268	88,452
Other liabilities	71,603	68,709
Commitments and contingencies

Shareholders’ equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	16,491	15,878
Accumulated other comprehensive earnings	15,340	12,038
Deferred compensation	4,485	4,461
Retained earnings	390,735	381,458

	427,157	413,941
Less: Treasury stock, at cost	22,034	23,619
Treasury stock held for deferred compensation	4,485	4,461

Total shareholders’ equity	400,638	385,861

Total liabilities and shareholders’ equity	$670,004	$654,294

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows Woodward Governor Company and Subsidiaries

	(Unaudited)
	Three Months Ended
	December 31,
(In thousands)	2004	2003

Cash flows from operating activities:
Net earnings	$11,995	$7,393

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,291	8,312
Net loss on sale of property, plant, and equipment	9	157
Deferred income taxes	1,532	1,050
Reclassification of unrealized losses on derivatives to earnings	79	45
Changes in operating assets and liabilities:
Accounts receivable	3,969	9,529
Inventories	(7,784)	(4,382)
Accounts payable and accrued liabilities	(12,580)	(4,384)
Income taxes payable	3,612	6,976
Other – net	2,160	750

Total adjustments	(712)	18,053

Net cash provided by operating activities	11,283	25,446

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(4,360)	(4,118)
Proceeds from sale of property, plant, and equipment	29	84

Net cash used in investing activities	(4,331)	(4,034)

Cash flows from financing activities:
Cash dividends paid	(2,718)	(2,701)
Proceeds from sales of treasury stock	1,568	179
Net payments from borrowings under revolving lines	(118)	(1,585)

Net cash used in financing activities	(1,268)	(4,107)

Effect of exchange rate changes on cash	380	320

Net change in cash and cash equivalents	6,064	17,625
Cash and cash equivalents, beginning of year	48,895	24,058

Cash and cash equivalents, end of period	$54,959	$41,683

Supplemental cash flow information:
Interest expense paid	$2,497	$2,630
Income taxes paid	4,091	2,245

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)Overview:

The consolidated balance sheet as of December 31, 2004, the statements of consolidated earnings for the three-month periods ended December 31, 2004 and 2003, and the statements of consolidated cash flows for the three-month periods ended December 31, 2004 and 2003, were prepared by the company without audit. The September 30, 2004, consolidated balance sheet included in this Form 10-Q/A was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q/A report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company’s financial position as of December 31, 2004, the results of its operations for the three-month periods ended December 31, 2004 and 2003, and its cash flows for the three-month periods ended December 31, 2004 and 2003. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company’s 2004 annual report on Form 10-K/A Amendment No. 1 and should be read with the Notes to Consolidated Financial Statements on pages 38-58 of the 2004 annual report to shareholders. The statement of consolidated earnings for the three-month period ended December 31, 2004, is not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2)Stock-based compensation policy:

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

	Three months
	ended
	December 31,
(In thousands except per share amounts)	2004	2003

Reported net earnings	$11,995	$7,393
Stock-based compensation expense using the fair value method, net of income tax	(344)	(237)

Pro forma net earnings	$11,651	$7,156

Reported net earnings per share amounts:
Basic	$1.06	$0.66
Diluted	1.03	0.65

Pro forma net earnings per share amounts:
Basic	$1.03	$0.64
Diluted	1.00	0.63

(3)Revenue recognition: We recognize sales when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectibility from the customer is reasonably assured. We consider product delivery to have occurred when the customer has taken title and assumed the risks and rewards of ownership of the products. Most of our sales are made directly to customers that use our products, although we also sell products to distributors, dealers, and independent service facilities. Sales terms for distributors, dealers, and independent service facilities are identical to our sales terms for direct customers. We account for payments made to customers as a reduction of revenue unless they are made in exchange for identifiable goods or services with fair values that can be reasonably estimated. These reductions in revenues are recognized immediately to the extent that the payments relate to past sales and are recognized in future periods to the extent that the payments relate to future sales, based on the specific facts and circumstances underlying each payment.

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

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment”. Among its provisions, the revised Statement will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. This revised Statement becomes effective for our interim period beginning July 1, 2005. As described in Note 2 to these financial statements, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, adoption of this revised Statement is expected to reduce our net earnings in interim and annual periods after adoption. We believe the best indication of the approximate immediate net earnings effect of adopting the provisions of this revised Statement may be determined by reviewing Note 2 to these financial statements and Note 1 to Consolidated Financial Statements on page 39 of the 2004 annual report to shareholders, which was filed with our Form 10-K/A Amendment No. 1 for the year ended September 30, 2004. These notes show that net earnings would have decreased by $0.03 per diluted share for the quarter ended December 31, 2004, and by $0.11 per diluted share for the year ended September 30, 2004. Also, upon adoption we will be allowed to, but not required to, restate prior interim periods or prior years in accordance with a prescribed modified retrospective method. We have not yet determined whether we will restate prior periods.

(5) Earnings per share:

	Three months ended
	December 31,
(In thousands except per share amounts)	2004	2003

Net earnings(A)	$11,995	$7,393

Determination of shares:
Weighted-average shares of common stock outstanding (B)	11,329	11,264
Assumed exercise of stock options	309	192

Weighted-average shares of common stock outstanding assuming dilution (C)	11,638	11,456

Net earnings:
Basic per share amount (A/B)	$1.06	$0.66
Diluted per share amount (A/C)	$1.03	$0.65

The following stock options were outstanding during the three months ended December 31, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the respective periods:

	Three months ended
	December 31,
	2004	2003

Options	59,718	23,479
Weighted-average exercise price	$71.26	$62.83

(6) Inventories:

	At December	At September
(In thousands)	31, 2004	30, 2004

Raw materials	$3,320	$3,304
Component parts	91,109	88,760
Work in process	34,108	30,237
Finished goods	20,239	16,407

	$148,776	$138,708

(7) Property, plant, and equipment:

	At December	At September
(In thousands)	31, 2004	30, 2004

Land	$10,810	$10,380
Buildings and equipment	152,206	149,361
Machinery and equipment	243,004	237,677
Construction in progress	1,399	2,044

	407,419	399,462
Less accumulated depreciation	290,353	282,152

Property, plant, and equipment - net	$117,066	$117,310

Depreciation expense totaled $6,515,000 for the three months ended December 31, 2004, and $6,702,000 for the three months ended December 31, 2003.

(8) Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2004	$69,420
Foreign currency exchange rate changes	1,365

Balance at December 31, 2004	$70,785

Aircraft Engine Systems:
Balance at September 30, 2004 and December 31, 2004	$62,122

Consolidated:
Balance at September 30, 2004	$131,542
Foreign currency exchange rate changes	1,365

Balance at December 31, 2004	$132,907

(9) Other intangibles - net:

	At December	At September
(In thousands)	31, 2004	30, 2004

Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$37,387
Accumulated amortization	(6,866)	(6,215)

	30,521	31,172

Other:
Amount acquired	32,017	31,502
Accumulated amortization	(8,456)	(7,490)

	23,561	24,012

Total	$54,082	$55,184

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(6,264)	(6,027)

	22,283	22,520

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(3,927)	(3,778)

	7,858	8,007

Total	$30,141	$30,527

Consolidated:
Customer relationships:
Amount acquired	$65,934	$65,934
Accumulated amortization	(13,130)	(12,242)

	52,804	53,692

Other:
Amount acquired	43,802	43,287
Accumulated amortization	(12,383)	(11,268)

	31,419	32,019

Total	$84,223	$85,711

Amortization expense associated with current intangibles is expected to be approximately $7,100,000 for 2005, $7,000,000 for 2006, $6,600,000 for 2007, $5,900,000 for 2008, and $5,500,000 for 2009.

(10) Accrued liabilities:

	At December	At September
(In thousands)	31, 2004	30, 2004

Salaries and other member benefits	$31,191	$41,236
Warranties	6,622	6,401
Taxes, other than on income	4,490	4,214
Deferred compensation	3,157	2,278
Other items – net	17,245	11,444

	$62,705	$65,573

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

(11) Retirement benefits:

We provide various benefits to eligible members of our company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three months ended
	December 31,
(In thousands)	2004	2003

Retirement pension benefits – United States:
Components of net periodic benefit cost:
Interest cost	$270	$291
Expected return on plan assets	(272)	(150)
Recognized losses	37	59

Net periodic benefit cost	$35	$200

Contributions by the company	$—	$—

Retirement pension benefits – other countries:
Components of net periodic benefit cost:
Service cost	$504	$416
Interest cost	539	448
Expected return on plan assets	(530)	(400)
Amortization of unrecognized transition obligation	25	24
Recognized losses	141	129
Recognized prior service costs	(2)	(2)

Net periodic benefit cost	$677	$615

Contributions by the company	$354	$333

Retirement healthcare benefits:
Components of net periodic benefit cost Service cost	$663	$599
Interest cost	1,097	1,138
Recognized losses	350	410
Recognized prior service costs	(127)	(127)

Net periodic benefit cost	$1,983	$2,020

Contributions by the company	$423	$705

(12) Accumulated other comprehensive earnings:

Accumulated other comprehensive earnings, which totaled $15,340,000 at December 31, 2004, consisted of the following items:

At or for the
three months
ended December
(In thousands)	31, 2004

Accumulated foreign currency translation adjustments:
Balance at beginning of year	$14,239
Translation adjustments	5,241
Taxes associated with translation adjustments	(1,992)

Balance at end of period	$17,488

Accumulated unrealized derivative losses:
Balance at beginning of year	$(861)
Reclassification to interest expense	79
Taxes associated with interest reclassification	(30)

Balance at end of period	$(812)

Accumulated minimum pension liability adjustments:
Balance at beginning of year	$(1,340)
Minimum pension liability adjustment	7
Taxes associated with minimum pension liability adjustments	(3)

Balance at end of period	$(1,336)

(13) Total comprehensive earnings:

	Three months
	ended
	December 31,
(In thousands)	2004	2003

Net earnings	$11,995	$7,393
Other comprehensive earnings:
Foreign currency translation adjustments	3,249	2,859
Reclassification of unrealized losses on derivatives to earnings	49	46
Minimum pension liability adjustment	4	—

Total comprehensive earnings	$15,297	$10,298

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

(15) Segment information:

	Three months
	ended
	December 31,
(In thousands)	2004	2003

Industrial Controls:
External net sales	$122,355	$96,819
Intersegment sales	198	150
Segment earnings	5,055	4,591

Aircraft Engine Systems:
External net sales	$66,970	$62,154
Intersegment sales	452	339
Segment earnings	18,312	11,421

The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three months
	ended
	December 31,
(In thousands)	2004	2003

Total segment earnings	$23,367	$16,012
Unallocated corporate expenses	(3,593)	(3,320)
Interest expense and income - net	(734)	(671)

Consolidated earnings before income taxes	$19,040	$12,021

Segment assets were as follows:

	At December 31,	At September 30,
(In thousands)	2004	2004

Industrial Controls	$376,756	$364,584
Aircraft Engine Systems	201,050	205,580

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

We have two operating segments - Industrial Controls and Aircraft Engine Systems. Industrial Controls provides energy control systems and components primarily to OEMs of industrial engines, turbines, and other power equipment. Aircraft Engine Systems provides energy control systems and components primarily to OEMs of aircraft turbines. We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.

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

This Form 10-Q/A contains forward-looking statements, including:

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

Important factors that could individually, or together with one or more other factors, affect our business, results of operations and/or financial condition are discussed more fully in the Management Discussion and Analysis on pages 15-16 of our 2004 annual report to shareholders, which was filed with our Form 10-K/A Amendment No. 1 for the year ended September 30, 2004.

Critical Accounting Policies

We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operation, and require us to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of our critical accounting policies with the audit committee of the company’s Board of Directors. In each of the areas that were identified as critical accounting policies, our judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in our assets and liabilities, increases or decreases in our expenses, and additional losses or gains that are material to our financial condition and results of operations. Our critical accounting policies are discussed more fully in the Management Discussion and Analysis on pages 16-19 of our 2004 annual report to shareholders, which was filed with our Form 10-K/A Amendment No. 1 for the year ended September 30, 2004 .

Market Risks

Our long-term debt and interest rate swap agreements are sensitive to changes in interest rates. Also, assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on page 19 of our 2004 annual report to shareholders, which was filed with our Form 10-K/A Amendment No. 1 for the year ended September 30, 2004.

Results of Operations

Sales

	Three months
	ended
	December 31,

(In thousands)	2004	2003

External net sales:
Industrial Controls	$122,355	$96,819
Aircraft Engine Systems	66,970	62,154

Consolidated net sales	$189,325	$158,973

Consolidated net sales increased in the three months ended December 31, 2004, as compared to the same period last year. The increase was most evident in Industrial Controls, which reflected increased market demand in Asia and North America for many of our product lines. In particular, we have experienced higher demand for large gas turbine combustion products – the area affected most by the severe market declines of 2002 and 2003 – and diesel fuel injection products.

Costs and Expenses

	Three months
	ended
	December 31,

(In thousands)	2004	2003

Cost of goods sold	$143,273	$117,689
Sales, general, and administrative expenses	18,697	18,011
Research and development costs	10,605	9,626
All other expense items	3,246	3,160
Interest and other income	(5,536)	(1,534)

Consolidated costs and expenses	$170,285	$146,952

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

Workforce Management Actions

	Three months
	ended
	December 31,

(In thousands)	2004	2003

Member termination benefits - Industrial Controls	$488	$151
Member termination benefits adjustments - Industrial Controls	—	(83)

Total workforce management costs	$488	$68

Workforce management costs in the three months ended December 31, 2004, are primarily related to the consolidation of manufacturing operations in The Netherlands and United Kingdom with existing operations in the United States and Germany. We are also consolidating a small manufacturing operation in Japan with an existing operation in China and are making sales force reductions in The Netherlands. The first quarter costs are for termination benefits earned by members during the three-month service period. These actions are discussed more fully in the Management Discussion and Analysis on pages 24-25 of our 2004 annual report to shareholders, which was filed with our Form 10-K/A Amendment No. 1 for the year ended September 30, 2004.

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

Earnings

	Three months
	ended
	December 31,

(In thousands)	2004	2003

Segment earnings:
Industrial Controls	$5,055	$4,591
Aircraft Engine Systems	18,312	11,421

Total segment earnings	23,367	16,012
Nonsegment expenses	(3,593)	(3,320)
Interest expense and income	(734)	(671)

Consolidated earnings before income taxes	19,040	12,021
Income taxes	7,045	4,628

Consolidated net earnings	$11,995	$7,393

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

Financial Condition

Assets

	December 31,	September 30,
(In thousands)	2004	2004

Industrial Controls	$376,756	$364,584
Aircraft Engine Systems	201,050	205,580
Nonsegment assets	92,198	84,130

Consolidated total assets	$670,004	$654,294

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

Other Balance Sheet Measures

	December 31,	September 30,
(In thousands)	2004	2004

Working capital	$203,189	$197,524
Long-term debt, less current portion	77,268	88,452
Other liabilities	71,603	68,709
Shareholders’ equity	$400,638	385,861

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

Long-term debt decreased in the three months ended December 31, 2004, as a result of the timing of future payments, as noted in the preceding paragraph. Required future principal payments of long-term debt and commitments under operating leases were as follows:

In thousands for
the year(s) ended		2006/	2008/
September 30,	2005	2007	2009	Thereafter

Long-term debt	$956	$29,072	$25,251	$32,143
Operating leases	3,600	6,000	3,400	6,900

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

Cash Flows

	Three months
	ended December 31,

(In thousands)	2004	2003

Net cash provided by operating activities	$11,283	$25,446
Net cash used in investing activities	(4,331)	(4,034)
Net cash used in financing activities	(1,268)	(4,107)

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

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment”. Among its provisions, the revised Statement will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. This revised Statement becomes effective for our interim period beginning July 1, 2005. As described in Note 2 to these financial statements, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, adoption of this revised Statement is expected to reduce our net earnings in interim and annual periods after adoption. We believe the best indication of the approximate immediate net earnings effect of adopting the provisions of this revised Statement may be determined by reviewing Note 2 to these financial statements and Note 1 to Consolidated Financial Statements on page 39 of the 2004 annual report to shareholders, which was filed with our Form 10-K/A Amendment No. 1 for the year ended September 30, 2004. These notes show that net earnings would have decreased by $0.03 per diluted share for the quarter ended December 31, 2004, and by $0.11 per diluted share for the year ended September 30, 2004. Also, upon adoption we will be allowed to, but not required to, restate prior interim periods or prior years in accordance with a prescribed modified retrospective method. We have not yet determined whether we will restate prior periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our long-term debt and interest rate swap agreements are sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on page 19 of our 2004 annual report to shareholders, which was filed with our Form 10-K/A Amendment No. 1 for the year ended September 30, 2004.

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

John A. Halbrook, our chairman of the board and chief executive officer, and Stephen P. Carter, our executive vice president, chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed as described in the preceding paragraph.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total	(d)
			number of	Approximate
			shares	dollar value
			purchased	of shares
			as part of	that may yet
	(a) Total		publicly	be purchased
	number of	(b) Average	announced	under the
	shares	price paid	plans or	plans or
Period	purchased	per share	programs	programs

October l 2004 through October 31, 2004	—		—	$8,950,000

November 1, 2004 through November 30, 2004	—		—	—

December 1, 2004 through December 31, 2004	414	$72.41	—	—

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

WOODWARD GOVERNOR COMPANY

Date: March 31, 2005	/s/ JOHN A. HALBROOK

John A. Halbrook, Chairman and Chief Executive Officer

Date: March 31, 2005	/s/ STEPHEN P. CARTER

Stephen P. Carter, Executive
Vice President, Chief Financial Officer and Treasurer