Form 10-Q
period 2005-03-31
WOODWARD GOVERNOR CO
filed 2005-05-03
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
          As of April 22, 2005, 11,412,628 shares of common stock with a par value of $.00875 cents per share were outstanding.

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits	25

Signatures		26
Amended and Restated Credit Agreement
Certification
Certification
Certification

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Statements of Consolidated Earnings

Woodward Governor Company and Subsidiaries

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands except
	per share amounts)
Net sales	$210,619	$172,951

Costs and expenses:
Cost of goods sold	157,520	130,063
Selling, general, and administrative expenses	19,559	16,899
Research and development costs	11,690	9,169
Amortization of intangible assets	1,780	1,820
Interest expense	1,525	1,451
Interest income	(402)	(213)
Other income	(1,470)	(898)
Other expense	127	71

Total costs and expenses	190,329	158,362

Earnings before income taxes	20,290	14,589
Income taxes	7,311	5,484

Net earnings	$12,979	$9,105

Earnings per share:
Basic	$1.14	$0.81
Diluted	1.11	0.79

Weighted-average number of shares outstanding:
Basic	11,390	11,276
Diluted	11,703	11,557

Cash dividends per share	$0.25	$0.24

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Earnings

Woodward Governor Company and Subsidiaries

	Six Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands except
	per share amounts)
Net sales	$399,944	$331,924

Costs and expenses:
Cost of goods sold	300,793	247,752
Selling, general, and administrative expenses	38,256	34,910
Research and development costs	22,295	18,795
Amortization of intangible assets	3,556	3,430
Interest expense	2,894	2,695
Interest income	(1,037)	(786)
Other income	(6,371)	(1,859)
Other expense	228	377

Total costs and expenses	360,614	305,314

Earnings before income taxes	39,330	26,610
Income taxes	14,356	10,112

Net earnings	$24,974	$16,498

Earnings per share:
Basic	$2.20	$1.46
Diluted	2.14	1.43

Weighted-average number of shares outstanding:
Basic	11,359	11,269
Diluted	11,672	11,507

Cash dividends per share	$0.49	$0.48

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Woodward Governor Company and Subsidiaries

	At	At
	March 31,	September 30,
	2005	2004

	(Unaudited)
	(In thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$65,024	$48,895
Accounts receivable, less allowance for losses of $2,468 for March and $2,836 for September	99,613	99,277
Inventories	153,372	138,708
Deferred income taxes	18,842	16,852
Other current assets	4,280	5,064

Total current assets	341,131	308,796

Property, plant, and equipment — net	113,983	117,310
Goodwill	132,308	131,542
Other intangibles — net	82,333	85,711
Deferred income taxes	781	4,318
Other assets	10,431	6,617

Total assets	$680,967	$654,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,945	$5,833
Current portion of long-term debt	13,715	956
Accounts payable	38,451	35,207
Accrued liabilities	62,331	65,573
Income taxes payable	880	3,703

Total current liabilities	120,322	111,272

Long-term debt, less current portion	75,708	88,452
Other liabilities	73,051	68,709
Commitments and contingencies
Shareholders’ equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	21,876	15,878
Accumulated other comprehensive earnings	14,183	12,038
Deferred compensation	4,495	4,461
Retained earnings	400,865	381,458

	441,525	413,941
Less: Treasury stock, at cost, 750 shares for March and 844 shares for September	25,144	23,619
Treasury stock held for deferred compensation	4,495	4,461

Total shareholders’ equity	411,886	385,861

Total liabilities and shareholders’ equity	$680,967	$654,294

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows

Woodward Governor Company and Subsidiaries

	Six Months
	Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$24,974	$16,498

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,722	17,014
Net loss (gain) on sale of property, plant, and equipment	(257)	143
Deferred income taxes	286	297
Reclassification of unrealized losses on derivatives to earnings	158	147
Changes in operating assets and liabilities:
Accounts receivable	838	5,550
Inventories	(13,317)	(8,311)
Accounts payable and accrued liabilities	(5,717)	6,996
Income taxes payable	(1,673)	9,386
Other — net	6,264	5,120

Total adjustments	3,304	36,342

Net cash provided by operating activities	28,278	52,840

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(9,686)	(9,361)
Proceeds from sale of property, plant, and equipment	853	124
Business acquisitions, net of cash acquired	—	389

Net cash used in investing activities	(8,833)	(8,848)

Cash flows from financing activities:
Cash dividends paid	(5,567)	(5,408)
Proceeds from sales of treasury stock	3,153	1,198
Net payments from borrowings under revolving lines	(1,160)	(26,837)

Net cash used in financing activities	(3,574)	(31,047)

Effect of exchange rate changes on cash	258	(34)

Net change in cash and cash equivalents	16,129	12,911
Cash and cash equivalents, beginning of year	48,895	24,058

Cash and cash equivalents, end of period	$65,024	$36,969

Supplemental cash flow information:
Interest expense paid	$2,766	$3,036
Income taxes paid	18,647	4,498

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Overview:
      The consolidated balance sheet as of March 31, 2005, the statements of consolidated earnings for the three and six-month periods ended March 31, 2005 and 2004, and the statements of consolidated cash flows for the six-month periods ended March 31, 2005 and 2004, were prepared by the company without audit. The September 30, 2004, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company’s financial position as of March 31, 2005, the results of its operations for the three and six-month periods ended March 31, 2005 and 2004, and its cash flows for the six-month periods ended March 31, 2005 and 2004. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company’s 2004 annual report on Form 10-K/ A Amendment No. 1 and should be read with the Notes to Consolidated Financial Statements on pages 38-58 of the 2004 annual report to shareholders. The statements of consolidated earnings for the three and six-month periods ended March 31, 2005, are not necessarily indicative of the results to be expected for other interim periods or for the full year.

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

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands except per share amounts)
Reported net earnings	$12,979	$9,105	$24,974	$16,498
Stock-based compensation expense using the fair value method, net of income tax	(359)	(452)	(703)	(689)

Pro forma net earnings	$12,620	$8,653	$24,271	$15,809

Reported net earnings per share amounts:
Basic	$1.14	$0.81	$2.20	$1.46
Diluted	1.11	0.79	2.14	1.43

Pro forma net earnings per share amounts:
Basic	$1.11	$0.77	$2.14	$1.40
Diluted	1.08	0.75	2.09	1.38

(3)	Revenue recognition:
      We recognize sales when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectibility from the customer is reasonably assured. We consider product delivery to have occurred when the customer has taken title and assumed the risks and rewards of ownership of the products. Most of our sales are made directly to customers that use our products, although we also sell products to distributors, dealers, and independent service facilities. Sales terms for distributors, dealers, and independent service facilities are identical to our sales terms for direct customers. We account for payments made to customers as a reduction of revenue unless

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
they are made in exchange for identifiable goods or services with fair values that can be reasonably estimated. These reductions in revenues are recognized immediately to the extent that the payments cannot be attributed to expected future sales, and are recognized in future periods to the extent that the payments relate to future sales, based on the specific facts and circumstances underlying each payment.

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
      In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment.” Among its provisions, the revised Statement will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. In accordance with a Securities and Exchange Commission rule issued in April 2005, this revised statement becomes effective for our fiscal year beginning October 1, 2005, although early adoption is allowed. As described in Note 2 to these financial statements, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, adoption of this revised Statement is expected to reduce our net earnings in interim and annual periods after adoption. We believe the best indication of the approximate immediate net earnings effect of adopting the provisions of this revised Statement may be determined by reviewing Note 2 to these financial statements and Note 1 to Consolidated Financial Statements on page 39 of the 2004 annual report to shareholders, which was filed with our Form 10-K/ A Amendment No. 1 for the year ended September 30, 2004. These notes show that net earnings would have decreased by $0.03 per diluted share for the quarter ended March 31, 2005, $0.05 per diluted share for the six months ended March 31, 2005, and $0.11 per diluted share for the year ended September 30, 2004. Also, upon adoption we will be allowed to, but not required to, restate prior years in accordance with a prescribed modified retrospective method or, in the event of early adoption of the revised statement this fiscal year, restate prior interim periods in accordance with a prescribed modified retrospective method. We have not yet determined whether we will adopt the revised statement this fiscal year or wait until the required effective date of next fiscal year and we have not yet determined whether we will restate prior periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net earnings(A)	$12,979	$9,105	$24,974	$16,498

Determination of shares:
Weighted-average shares of common stock outstanding(B)	11,390	11,276	11,359	11,269
Assumed exercise of stock options	313	281	313	238

Weighted-average shares of common stock outstanding assuming dilution(C)	11,703	11,557	11,672	11,507

Earnings before cumulative effect of accounting change:
Basic per share amount(A/ B)	$1.14	$0.81	$2.20	$1.46
Diluted per share amount(A/ C)	$1.11	$0.79	$2.14	$1.43

      The following stock options were outstanding during the three and six months ended March 31, 2005 and 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the respective periods:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Options	120,979	11,979	97,660	25,763
Weighted-average exercise price	$71.51	$70.33	$71.32	$62.49

(6)	Inventories:

	At	At
	March 31,	September 30,
	2005	2004

	(In thousands)
Raw materials	$4,473	$3,304
Component parts	96,634	88,760
Work in process	31,972	30,237
Finished goods	20,293	16,407

	$153,372	$138,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Property, plant, and equipment:

	At	At
	March 31,	September 30,
	2005	2004

	(In thousands)
Land	$10,661	$10,380
Buildings and equipment	153,251	149,361
Machinery and equipment	242,799	237,677
Construction in progress	2,414	2,044

	409,125	399,462
Less accumulated depreciation	295,142	282,152

Property, plant, and equipment — net	$113,983	$117,310

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Depreciation expense	$6,651	$6,882	$13,166	$13,584

(8)	Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2004	$69,420
Foreign currency exchange rate changes	766

Balance at March 31, 2005	$70,186

Aircraft Engine Systems:
Balance at September 30, 2004 and March 31, 2005	$62,122

Consolidated:
Balance at September 30, 2004	$131,542
Foreign currency exchange rate changes	766

Balance at March 31, 2005	$132,308

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Other intangibles — net:

	At	At
	March 31,	September 30,
	2005	2004

	(In thousands)
Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$37,387
Accumulated amortization	(7,514)	(6,215)

	29,873	31,172

Other:
Amount acquired	31,811	31,502
Accumulated amortization	(9,103)	(7,490)

	22,708	24,012

Total	$52,581	$55,184

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(6,503)	(6,027)

	22,044	22,520

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(4,077)	(3,778)

	7,708	8,007

Total	$29,752	$30,527

Consolidated:
Customer relationships:
Amount acquired	$65,934	$65,934
Accumulated amortization	(14,017)	(12,242)

	51,917	53,692

Other:
Amount acquired	43,596	43,287
Accumulated amortization	(13,180)	(11,268)

	30,416	32,019

Total	$82,333	$85,711

      Amortization expense associated with current intangibles is expected to be approximately $7,100,000 for 2005, $7,000,000 for 2006, $6,600,000 in 2007, $5,900,000 for 2008, and $5,500,000 for 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Accrued liabilities:

	At	At
	March 31,	September 30,
	2005	2004

	(In thousands)
Salaries and other member benefits	$31,950	$41,236
Warranties	6,351	6,401
Taxes, other than on income	4,676	4,214
Deferred compensation	3,198	2,278
Other items — net	16,156	11,444

	$62,331	$65,573

      Salaries and other member benefits include accrued termination benefits totaling $10,005,000 at March 31, 2005 and $12,000,000 at September 30, 2004. These accrued termination benefits were in Industrial Controls. Changes in accrued termination benefits for the six months ended March 31, 2005 were as follows:

(In thousands)

Industrial Controls:
Balance at September 30, 2004	$12,000
Expense:
Cost of goods sold	837
Selling, general, and administrative expenses	35
Payments	(1,288)
Accrual adjustments	(2,115)
Foreign currency exchange rate changes	536

Balance at March 31, 2005	$10,005

      The amounts expensed during the six-month period were for termination benefits earned by members over the period and are primarily related to the consolidation of two European manufacturing operations with existing operations. This action is being taken to streamline the organization by eliminating redundant manufacturing operations and is expected to be substantially complete by March 31, 2006. The total expense for this action is currently estimated to be approximately $15,400,000, of which $12,557,000 was recognized through March 31, 2005. The remaining estimated amount of $2,843,000 is for termination benefits that will be earned by members over their remaining service period and for other costs primarily associated with moving equipment and inventory to other locations. The accrual adjustments reflected in the preceding table were made as a result of changes in estimates for termination benefits payable. These estimates changed because of voluntary member resignations, the currently expected transfer of members to a third-party distributor, and more members electing early retirement options at a lower cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. A reconciliation of accrued product warranties from September 30, 2004, to March 31, 2005, follows:

(In thousands)

Balance at September 30, 2004	$6,401
Accruals related to warranties issued during the period	2,237
Accruals related to pre-existing warranties	(146)
Settlements of amounts accrued	(2,221)
Foreign currency exchange rate changes	80

Balance at March 31, 2005	$6,351

(11)	Retirement benefits:
      We provide various benefits to eligible members of our company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Retirement pension benefits — United States:
Components of net periodic benefit cost:
Interest cost	$270	$291	$540	$582
Expected return on plan assets	(272)	(150)	(544)	(300)
Recognized losses	37	59	74	118

Net periodic benefit cost	$35	$200	$70	$400

Contributions by the company	$—	$—	$—	$—

Retirement pension benefits — other countries:
Components of net periodic benefit cost:
Service cost	$505	$421	$1,009	$837
Interest cost	536	455	1,075	903
Expected return on plan assets	(528)	(407)	(1,058)	(807)
Amortization of unrecognized transition obligation	26	25	51	49
Recognized losses	141	132	282	261
Recognized prior service costs	(2)	(3)	(4)	(5)

Net periodic benefit cost	$678	$623	$1,355	$1,238

Contributions by the company	$351	$229	$705	$562

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the		For the
	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Retirement healthcare benefits:
Components of net periodic benefit cost:
Service cost	$663	$599	$1,326	$1,198
Interest cost	1,112	1,140	2,209	2,278
Recognized losses	350	390	700	800
Recognized prior service costs	(127)	(127)	(254)	(254)

Net periodic benefit cost	$1,998	$2,002	$3,981	$4,022

Contributions by the company	$498	$449	$921	$1,154

      On May 3, 2005, we announced amendments to one of our retirement healthcare benefit plans that will result in the recognition of a curtailment gain in the third quarter of fiscal year 2005 and will reduce our future net periodic benefit cost. We currently expect the curtailment gain to be in the range of $7,000,000 to $8,000,000. The future reduction in net periodic benefit cost resulting from the plan amendment has not yet been determined. Our future net periodic benefit cost will be affected by the measurement of plan benefit obligations as of May 3, 2005, which we expect to complete in our third quarter.

(12)	Accumulated other comprehensive earnings:
      Accumulated other comprehensive earnings, which totaled $14,183,000 at March 31, 2005, consisted of the following items:

At or For the Six
Months Ended
March 31, 2005

(In thousands)
Accumulated foreign currency translation adjustments:
Balance at beginning of year	$14,239
Translation adjustments	3,296
Taxes associated with translation adjustments	(1,253)

Balance at end of period	$16,282

Accumulated unrealized derivative losses:
Balance at beginning of year	$(861)
Reclassification to interest expense	158
Taxes associated with interest reclassification	(60)

Balance at end of period	$(763)

Accumulated minimum pension liability adjustments:
Balance at beginning of year	$(1,340)
Minimum pension liability adjustment	7
Taxes associated with minimum pension liability adjustments	(3)

Balance at end of period	$(1,336)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Total comprehensive earnings:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Net earnings	$12,979	$9,105	$24,974	$16,498
Other comprehensive earnings:
Foreign currency translation adjustments	(1,206)	305	2,043	3,164
Reclassification of unrealized losses on derivatives to earnings	49	45	98	91
Minimum pension liability adjustment	—	—	4	—

Total comprehensive earnings	$11,822	$9,455	$27,119	$19,753

(14)	Contingencies:
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
      In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.

(15)	Segment information:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Industrial Controls:
External net sales	$136,031	$104,832	$258,386	$201,651
Intersegment sales	272	162	470	312
Segment earnings	10,095	5,374	15,150	9,965

Aircraft Engine Systems:
External net sales	$74,588	$68,119	$141,558	$130,273
Intersegment sales	1,360	270	1,812	609
Segment earnings	15,922	13,679	34,234	25,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Total segment earnings	$26,017	$19,053	$49,384	$35,065
Unallocated corporate expenses	(4,604)	(3,226)	(8,197)	(6,546)
Interest expense and income	(1,123)	(1,238)	(1,857)	(1,909)

Consolidated earnings before income taxes	$20,290	$14,589	$39,330	$26,610

      Segment assets were as follows:

	At	At
	March 31,	September 30,
	2005	2004

	(In thousands)
Industrial Controls	$377,066	$364,584
Aircraft Engine Systems	202,289	205,580

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      There has been a lot of volatility in the markets we serve in recent years, and our sales and earnings reflect the results of that volatility. While we saw improved market conditions in 2004, they were still not at the levels they were before the declines that began in 2002. Our second quarter and first half of 2005 reflected improved market conditions over the corresponding periods a year ago, approximately in line with the fourth quarter of last year.
      The changes in our markets have affected our decisions in managing our workforce. We will be implementing actions in 2005 and the first half of 2006 to consolidate certain manufacturing operations in The Netherlands, United Kingdom, and Japan with existing operations in the United States, Germany, and China. Once fully implemented, we expect these actions will generate annual savings of $9 million to $11 million on a pretax basis. The related cost for the actions is currently estimated at $15.4 million. We recognized approximately $12.6 million of this cost through the second fiscal quarter of 2005.
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
      Important factors that could individually, or together with one or more other factors, affect our business, results of operations and/or financial condition are discussed more fully in the Management Discussion and

Analysis on pages 15-16 of our 2004 annual report to shareholders, which was filed with our Form 10-K/ A Amendment No. 1 for the year ended September 30, 2004.
Critical Accounting Policies
      We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operation, and require us to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of our critical accounting policies with the audit committee of the company’s Board of Directors. In each of the areas that were identified as critical accounting policies, our judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in our assets and liabilities, increases or decreases in our expenses, and additional losses or gains that are material to our financial condition and results of operations. Our critical accounting policies are discussed more fully in the Management Discussion and Analysis on pages 16-19 of our 2004 annual report to shareholders, which was filed with our Form 10-K/ A Amendment No. 1 for the year ended September 30, 2004.
Market Risks
      Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on page 19 of our 2004 annual report to shareholders, which was filed with our Form 10-K/ A Amendment No. 1 for the year ended September 30, 2004. However, we currently do not have any existing interest rate swap agreements.
Results of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Sales
External net sales:
Industrial Controls	$136,031	$104,832	$258,386	$201,651
Aircraft Engine Systems	74,588	68,119	141,558	130,273

Consolidated net sales	$210,619	$172,951	$399,944	$331,924

      Consolidated net sales increased in both the three months and six months ended March 31, 2005, as compared to the same periods a year ago. Industrial Controls benefited from a broad industrial recovery that encompassed power generation, transportation, and process industries, including the mobile industrial and marine markets. In particular, we have experienced higher demand for large gas turbine combustion products — the area affected most by the severe market declines of 2002 and 2003 — and diesel fuel injection products in the first six months this year as compared to last year.
      Aircraft Engine Systems’ improvements reflect the favorable trends in commercial aviation. We experienced modest growth in commercial OEM sales, as Boeing and Airbus ramped up their production levels for narrow and widebody aircraft. Also, there has been increased demand for commercial aftermarket spare parts and repair and overhaul services.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Costs and Expenses
Cost of goods sold	$157,520	$130,063	$300,793	$247,752
Sales, general, and administrative expenses	19,559	16,899	38,256	34,910
Research and development costs	11,690	9,169	22,295	18,795
All other expense items	3,432	3,342	6,678	6,502
Interest and other income	(1,872)	(1,111)	(7,408)	(2,645)

Consolidated costs and expenses	$190,329	$158,362	$360,614	$305,314

      Cost of goods sold increased in both the three months and six months ended March 31, 2005, compared to the same periods last year, primarily as a result of increased sales. For the quarter, cost of goods sold represented 74.8% of sales this year and 75.2% last year. For the six months, cost of goods sold represented 75.2% of sales this year and 74.6% last year.
      Research and development increased in both the three months and six months ended March 31, 2005, as compared to the same periods last year. Research and development activities have continued at a pace similar to the last half of fiscal 2004, which totaled $21.3 million.
      Interest and other income increased in both the three months and six months ended March 31, 2005, compared to the same periods last year. Net gains on the sale of equipment were approximately $0.6 million in the most recent quarter, compared to net losses of $0.1 million in the same quarter a year ago. In addition, this year’s six month period was affected by the sale of rights to our aircraft propeller synchronizer product line to an unrelated third party, which resulted in a pre-tax gain of $3.8 million. Prior to the sale, the product line generated annual sales of approximately $2.0 million.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Workforce Management Actions
Member termination benefits-Industrial Controls	$384	$—	$872	$151
Member termination benefits adjustments — Industrial Controls	(2,115)	(348)	(2,115)	(431)

Total workforce management costs, net of adjustments	$(1,731)	$(348)	$(1,243)	$(280)

      Workforce management costs in the three months and six months ended March 31, 2005, are primarily related to the consolidation of manufacturing operations in The Netherlands and United Kingdom with existing operations in the United States and Germany. We are also consolidating a small manufacturing operation in Japan with an existing operation in China and are making sales force reductions in The Netherlands. These actions are discussed more fully in the Management Discussion and Analysis on pages 24-25 of our 2004 annual report to shareholders, which was filed with our Form 10-K/ A Amendment No. 1 for the year ended September 30, 2004.
      The amounts reflected in the preceding table for fiscal 2005 consist of costs for termination benefits earned by members during the three and six-month service periods ended March 31, 2005, and for adjustments of amounts previously accrued for these actions. The accrual adjustments were made as a result of changes in estimates for termination benefits payable. These estimates changed because of voluntary member resignations, the currently expected transfer of members to a third-party distributor, and more members electing early retirement options at a lower cost.
      The total expense for these current actions is currently estimated to be approximately $15.4 million, of which $12.6 million has been recognized through March 31, 2005. By fiscal year, we recognized $13.8 million of expense in 2004 and a net expense reduction of $1.2 million in the first six months of 2005. The remaining estimated amount of $2.8 million is for termination benefits that will be earned by members over their remaining service period and for other costs primarily associated with moving equipment and inventory to other locations. We expect to expense the $2.8 million over the next four quarters.
      Our cash expenses for the 2004 actions are expected to total $13.6 million, and will be paid from available cash balances in 2005 and 2006 without the need for additional borrowings. The remaining $1.8 million was for non-cash contractual pension termination benefits, which were recognized in last fiscal year’s fourth quarter.
      Once fully implemented, our annual savings are expected to range from $9.0 million to $11.0 million. These savings are primarily related to reduced personnel costs, although we anticipate some savings in travel and other costs due to the reduced headcount. Of the total savings, approximately 90% is expected to affect cost of goods sold and 10% selling, general, and administrative expenses. We currently expect to begin realizing savings in the third and fourth quarters of 2005, increasing gradually through the end of the second quarter of 2006 when we expect to begin realizing the full savings level.
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
      The amounts reflected in the preceding table for the three and six months ended March 31, 2004, were related to actions initiated in fiscal 2003, discussed more fully in the Management Discussion and Analysis on pages 24-25 of our 2004 annual report to shareholders, which was filed with our Form 10-K/ A Amendment No. 1 for the year ended September 30, 2004. We attributed last year’s accrual reduction to increased production levels and the decision to retain certain members to meet the increased demand.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Earnings
Segment earnings:
Industrial Controls	$10,095	$5,374	$15,150	$9,965
Aircraft Engine Systems	15,922	13,679	34,234	25,100

Total segment earnings	26,017	19,053	49,384	35,065
Nonsegment expenses	(4,604)	(3,226)	(8,197)	(6,546)
Interest expense and income	(1,123)	(1,238)	(1,857)	(1,909)

Consolidated earnings before income taxes	20,290	14,589	39,330	26,610
Income taxes	7,311	5,484	14,356	10,112

Consolidated net earnings	$12,979	$9,105	$24,974	$16,498

      Industrial Controls’ segment earnings increased in both the three months and six months ended March 31, 2005, as compared to the same periods last year. The effects of higher sales were partially offset by changes in our sales mix for the six-month period, and higher development and general and administrative expenses for both the three-month and six-month periods this year as compared to last year. In addition, net reductions in accruals for workforce management activities benefited earnings for both periods this year.
      Industrial Controls’ gross margin (external net sales less external cost of goods sold) increased by approximately $7.5 million in this year’s second quarter as compared to the same quarter last year. For the first six months, the increase was $9.1 million over last year. For both periods, the year-over-year increase in sales resulted in higher gross margins. For the six-month period, this year’s sales mix included a higher percentage of diesel fuel injection products and turbine combustion products. While most of the products we sell have been designed by us, both of these product lines include the manufacture of certain customer-designed products, which have lower-than-average margins. In addition, there are certain other diesel fuel injection products that had higher sales and generated lower margins; the sales of these other products are being phased out through the end of October 2005.
      Industrial Controls’ research and development costs increased approximately $2.0 million in this year’s second quarter and $2.7 million in this year’s first half as compared to the same periods a year ago, reflecting higher development activity and normal variations in the timing of project expenditures.
      Industrial Controls’ selling, general, and administrative expenses increased approximately $1.4 million in this year’s second quarter and $1.7 million in this year’s first half as compared to the same periods a year ago. This increase is primarily attributable to normal variations in legal and other professional services. As a percent of sales, these expenses were 8.6% in this year’s second quarter, down from 9.9% from the second quarter last year, and 9.3% in this year’s first half, down from 11.0% in last year’s first half.
      Industrial Controls’ workforce management actions resulted in the net reductions of $1.7 million of expense in this year’s second quarter and $1.2 million of expense in the six months ended March 31, 2005. Last year, there were net reductions in expenses related to workforce management actions totaling approximately $0.3 million for both the second quarter and six months ended March 31, 2004. These actions are discussed more fully in a separate section of this management’s discussion and analysis.
      Aircraft Engine Systems’ segment earnings increased in both the three months and six months ended March 31, 2005, as compared to the same periods last year. The increases were due to a gain on the sale of certain product line rights in the six-month period, and higher sales and the cost effects associated with the lower ratio of fixed costs to variable costs in both the three-month and six-month periods.
      Aircraft Engine Systems sold the rights to its propeller synchronizer product line in the first quarter this year, generating a gain of $3.8 million. Prior to the sale, the product line generated annual sales of approximately $2.0 million.
      Higher sales generated additional gross margin dollars in Aircraft Engine Systems’ second fiscal quarter and first half this year as compared to the same periods a year ago. In addition, we benefited from the operating leverage effect of the increasing sales versus fixed costs.
      Nonsegment expenses increased in both the three months and six months ended March 31, 2005, as compared to the same periods a year ago primarily because of increases in professional services associated with the assessment and audit of internal controls over financial reporting, which is required by the Sarbanes-Oxley Act of 2002, and current recruiting activities.
      Income taxes were provided at an effective rate on earnings before taxes of 36.5% in the six months ended March 31, 2005, compared to a 36.3% effective rate for fiscal year 2004. The change in the rate from the first quarter, which was 37.0%, was made to reflect our current full year outlook on the mix of foreign and domestic earnings.
      Outlook: Our markets are strong and indications suggest that the strength will continue. While our sales are dependent on how vigorous our markets remain, we anticipate higher sales for the second half of this fiscal year as compared to the first half. Our earnings will continue to be affected by the costs associated with the consolidation of our European operations. However, we expect these additional costs to be partially offset by saving from these actions. As a result of these items and the gain on the product line sale in the first quarter, we now anticipate our full-year earnings to be in the range of $3.85 to $4.15 per share.
      On May 3, 2005, we announced amendments to one of our retirement healthcare benefit plans that will result in the recognition of a curtailment gain in the third quarter of fiscal year 2005 and will reduce our future net periodic benefit cost. We currently expect the curtailment gain to be in the range of $7 million to $8 million. The future reduction in net periodic benefit cost resulting from the plan amendment has not yet been determined. Our future net periodic benefit cost will be affected by the measurement of plan benefit obligations as of May 3, 2005, which we expect to complete in our third quarter. The effects of these changes are not reflected in the range of earnings provided in the preceding paragraph.
Financial Condition

	March 31,	September 30,
	2005	2004

	(In thousands)
Assets
Industrial Controls	$377,066	$364,584
Aircraft Engine Systems	202,289	205,580
Nonsegment assets	101,612	84,130

Consolidated total assets	$680,967	$654,294

      Industrial Controls’ segment assets increased in the six months ended March 31, 2005, primarily as a result of higher inventories for future sales and changes in foreign currency exchange rates.
      Aircraft Engine Systems’ segment assets decreased in the six months ended March 31, 2005, primarily as a result of a decrease in accounts receivable, which reflected normal variations in the timing of billing and collections.
      Nonsegment assets increased in the six months ended March 31, 2005, primarily because of an increase in cash and cash equivalents. Net cash flows provided by operations during the period exceeded net cash used in investing and financing activities.

	March 31,	September 30,
	2005	2004

	(In thousands)
Other Balance Sheet Measures
Working capital	$220,809	$197,524
Long-term debt, less current portion	75,708	88,452
Other liabilities	73,051	68,709
Shareholders’ equity	411,886	385,861

      Working capital (current assets less current liabilities) increased in the six months ended March 31, 2005, primarily as a result of increases in cash and cash equivalents and inventories, which were partially offset by increases in the current portion of long-term debt. Changes in cash and cash equivalents and inventories are directly observable in our statements of consolidated cash flows and are discussed in other sections of this management’s discussion and analysis. The increase in the current portion of long-term debt reflects changes due to the timing of the future payments. The first payments of the senior notes payable are due in October 2005. The related liability for these payments was classified as noncurrent at September 30, 2004, and as current at March 31, 2005.
      Long-term debt decreased in the six months ended March 31, 2005, as a result of the timing of future payments, as noted in the preceding paragraph. Required future principal payments of long-term debt and commitments under operating leases were as follows:

		2006/	2008/
In thousands for the year(s) ended September 30,	2005	2007	2009	Thereafter

Long-term debt	$956	$29,072	$25,251	$32,143
Operating leases	3,600	6,000	3,400	6,900

      We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175 million if we desire. The line of credit facility is set to expire on March 11, 2010. In addition, we have other lines of credit facilities, which totaled $26.4 million at September 30, 2004, that are generally reviewed annually for renewal.
      Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to EBITDA, as defined in the agreements. We were in compliance with all covenants at March 31, 2005.
      Other liabilities increased in the six months ended March 31, 2005, primarily as a result of changes in accruals for retirement healthcare benefits and retirement pension benefits. These changes represent the excess of actuarially determined periodic benefit costs over cash contributions by the company.
      On May 3, 2005, we announced amendments to one of our retirement healthcare benefit plans that will result in the recognition of a curtailment gain in the third quarter of fiscal year 2005, which will reduce other liabilities. We currently expect the curtailment gain to be in the range of $7 million to $8 million.
      Commitments and contingencies at March 31, 2005, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability and contractual matters. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $5 million in the aggregate.
      We file income tax returns in various jurisdictions worldwide, which are subject to audit. We have accrued for our estimate of the most likely amount of expenses that we believe will result from income tax audit adjustments.
      In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.
      Shareholders’ equity increased in the six months ended March 31, 2005, primarily as a result of net earnings for the first six months. Dividend payments were more than offset by sales of treasury stock, foreign currency translation adjustments, and the tax benefit applicable to stock options.
      On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and private transactions over a three-year period. We did not repurchase any shares in the three months ended March 31, 2005, under this authorization.
      Also, on January 26, 2005, the Board of Directors declared a cash dividend of $0.25 per share payable March 1, 2005, to shareholders of record at February 15, 2005. Cash dividends were $0.24 per share in each of the previous eight quarters. This change raises the indicated annual dividend rate to $1.00 from $0.96, an increase of 4.2%. The Board of Directors declared a second consecutive quarterly cash dividend of $0.25 per share on April 27, 2005.

	Six Months Ended
	March 31,

	2005	2004

	(In thousands)
Cash Flows
Net cash provided by operating activities	$28,278	$52,840
Net cash used in investing activities	(8,833)	(8,848)
Net cash used in financing activities	(3,574)	(31,047)

      Net cash flows provided by operating activities decreased in the first six months this year as compared to the first six months last year. Both operating cash receipts and disbursements increased in the six-month period this year compared to last year due to higher sales volume. However, cash paid to employees and suppliers increased at a greater rate than cash collected from customers, reflecting normal variations in payment and collection patterns and payments of variable compensation that was earned during fiscal year 2004 and paid in fiscal year 2005. In addition, our income tax payments were higher in the six-month period this year as compared to the same period last year.
      Net cash flows used in investing activities were about the same in the first six months this year as compared to the first six months last year, consisting primarily of capital expenditures.
      Net cash flows used in financing activities decreased in the first six months this year compared to the first six months last year. Our borrowings remained relatively stable in this year’s six-month period compared to a reduction of $26.8 million in last year’s six-month period. Also, proceeds from the sale of treasury stock increased by $2.0 million in the first six months this year as compared to the same period last year, attributable to the exercise of member stock options.
      Outlook: Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months. Payments of $64.3 million of senior notes are not due until the 2007-2012 timeframe. Also, we have a $100 million line of credit facility that includes an option to increase the amount of the line up to $175 million that does not expire until March 11, 2010. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.
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
      In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment.” Among its provisions, the revised Statement will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. In accordance with a Securities and Exchange Commission rule issued in April 2005, this revised statement becomes effective for our fiscal year beginning October 1, 2005, although early adoption is allowed. As described in Note 2 to these financial statements, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, adoption of this revised Statement is expected to reduce our net earnings in interim and annual periods after adoption. We believe the best indication of the approximate immediate net earnings effect of adopting the provisions of this revised Statement may be determined by reviewing Note 2 to these financial statements and Note 1 to Consolidated Financial Statements on page 39 of the 2004 annual report to shareholders, which was filed with our Form 10-K/ A Amendment No. 1 for the year ended September 30, 2004. These notes show that net earnings would have decreased by $0.03 per diluted share for the quarter ended March 31, 2005, $0.05 per diluted share for the six months ended March 31, 2005, and $0.11 per diluted share for the year ended September 30, 2004. Also, upon adoption we will be allowed to, but not required to, restate prior years in accordance with a prescribed modified retrospective method or, in the event of early adoption of the revised statement this fiscal year, restate prior interim periods in accordance with a prescribed modified retrospective method. We have not yet determined whether we will adopt the revised statement this fiscal year or wait until the required effective date of next fiscal year and we have not yet determined whether we will restate prior periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transactional purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management Discussion and Analysis on page 19 of our 2004 annual report to shareholders, which was filed with our Form 10-K/ A Amendment No. 1 for the year ended September 30, 2004. However, we currently do not have any existing interest rate swap agreements.

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

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as part	may yet be
	Total number	Average	of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	plans or programs	plans or programs

(In thousands)
January 1, 2005 through January 31, 2005	—		—	$30,000,000

February 1, 2005 through February 28, 2005	—		—	$30,000,000

March 1, 2005 through March 31, 2005	424	$73.99	—	$30,000,000

      The shares purchased in March were purchased on the open market and are related to the reinvestment of dividends for treasury shares held for deferred compensation.
      On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and private transactions over a three-year period. There have been no terminations or expirations since the approval date. We did not purchase any treasury shares under this Board authorization during the second quarter.

Item 4.	Submission of Matters to a Vote of Security Holders
      One matter was submitted to a vote of shareholders at the January 26, 2005 Annual Meeting of Shareholders which regarded the election of Class III directors. Three directors were elected. The results of the voting were as follows:

	Number of Shares	Number of Shares
Director	For	Against/Withheld

Mary L. Petrovich	10,322,977	263,302
Larry E. Rittenberg	10,314,262	272,017
Michael T. Yonker	10,037,618	548,661
      Directors whose terms continued after the shareholders annual meeting were John D. Cohn, Paul Donovan, John A. Halbrook, Michael H. Joyce, and James R. Rulseh.

Item 6.	Exhibits
      (a) Exhibits Filed as Part of this Report:

(4) Amended and Restated Credit Agreement dated as of March 11, 2005

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

Woodward Governor Company

Date: May 3, 2005	/s/ John A. Halbrook

John A. Halbrook, Chairman and Chief Executive Officer

Date: May 3, 2005	/s/ Stephen P. Carter

Stephen P. Carter, Executive Vice President, Chief Financial Officer and Treasurer