Form 10-Q
period 2005-06-30
WOODWARD GOVERNOR CO
filed 2005-08-01
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
      As of July 22, 2005, 11,465,639 shares of common stock with a par value of $.00875 cents per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Statements of Consolidated Earnings

Woodward Governor Company and Subsidiaries

	Three Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands except per
	share amounts)
Net sales	$210,252	$180,496

Costs and expenses:
Cost of goods sold	158,867	135,428
Selling, general, and administrative expenses	19,427	19,311
Research and development costs	12,811	10,515
Amortization of intangible assets	1,770	1,713
Curtailment gain	(7,825)	—
Interest expense	1,461	1,372
Interest income	(478)	(135)
Other income	(1,947)	(968)
Other expense	678	42

Total costs and expenses	184,764	167,278

Earnings before income taxes	25,488	13,218
Income taxes	5,742	5,005

Net earnings	$19,746	$8,213

Earnings per share:
Basic	$1.73	$0.73
Diluted	1.68	0.71

Weighted-average number of shares outstanding:
Basic	11,423	11,299
Diluted	11,730	11,608

Cash dividends per share	$0.25	$0.24

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Earnings

Woodward Governor Company and Subsidiaries

	Nine Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands except per
	share amounts)
Net sales	$610,196	$512,420

Costs and expenses:
Cost of goods sold	459,660	383,180
Selling, general, and administrative expenses	57,683	54,221
Research and development costs	35,106	29,310
Amortization of intangible assets	5,326	5,143
Curtailment gain	(7,825)	—
Interest expense	4,355	4,067
Interest income	(1,515)	(921)
Other income	(8,318)	(2,827)
Other expense	906	419

Total costs and expenses	545,378	472,592

Earnings before income taxes	64,818	39,828
Income taxes	20,098	15,117

Net earnings	$44,720	$24,711

Earnings per share:
Basic	$3.93	$2.19
Diluted	3.83	2.14

Weighted-average number of shares outstanding:
Basic	11,380	11,279
Diluted	11,686	11,543

Cash dividends per share	$0.74	$0.72

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Woodward Governor Company and Subsidiaries

	At	At
	June 30,	September 30,
	2005	2004

	(Unaudited)
	(In thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$74,671	$48,895
Accounts receivable, less allowance for losses of $2,183 for June and $2,836 for September	94,812	99,277
Inventories	155,423	138,708
Income taxes receivable	3,811	—
Deferred income taxes	19,239	16,852
Other current assets	4,455	5,064

Total current assets	352,411	308,796

Property, plant, and equipment — net	111,345	117,310
Goodwill	131,341	131,542
Other intangibles — net	80,348	85,711
Deferred income taxes	—	4,318
Other assets	10,196	6,617

Total assets	$685,641	$654,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,291	$5,833
Current portion of long-term debt	14,435	956
Accounts payable	34,421	35,207
Accrued liabilities	59,585	65,573
Income taxes payable	—	3,703

Total current liabilities	114,732	111,272

Long-term debt, less current portion	73,985	88,452
Other liabilities	68,064	68,709
Deferred income taxes	1,301	—
Commitments and contingencies
Shareholders’ equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	24,892	15,878
Accumulated other comprehensive earnings	12,101	12,038
Deferred compensation	5,369	4,461
Retained earnings	417,759	381,458

	460,227	413,941
Less: Treasury stock, at cost, 709 shares for June and 844 shares for September	27,299	23,619
Treasury stock held for deferred compensation	5,369	4,461

Total shareholders’ equity	427,559	385,861

Total liabilities and shareholders’ equity	$685,641	$654,294

See accompanying Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows

Woodward Governor Company and Subsidiaries

	Nine Months
	Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$44,720	$24,711

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,286	24,923
Curtailment gain	(7,825)	—
Net loss (gain) on sale of property, plant, and equipment	(595)	97
Deferred income taxes	3,322	150
Reclassification of unrealized losses on derivatives to earnings	240	223
Changes in operating assets and liabilities:
Accounts receivable	3,894	(3,020)
Inventories	(16,718)	(13,576)
Accounts payable and accrued liabilities	(5,717)	9,910
Income taxes payable	(7,786)	8,890
Other — net	7,792	5,719

Total adjustments	893	33,316

Net cash provided by operating activities	45,613	58,027

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(16,325)	(14,015)
Proceeds from sale of property, plant, and equipment	3,246	253
Business acquisitions, net of cash acquired	—	(2,310)
Receipts associated with business acquisitions	—	389

Net cash used in investing activities	(13,079)	(15,683)

Cash flows from financing activities:
Cash dividends paid	(8,419)	(8,120)
Proceeds from sales of treasury stock	5,633	2,225
Purchases of treasury stock	(3,791)	(1,547)
Net proceeds (payments) from borrowings under revolving lines	609	(30,640)

Net cash used in financing activities	(5,968)	(38,082)

Effect of exchange rate changes on cash	(790)	(459)

Net change in cash and cash equivalents	25,776	3,803
Cash and cash equivalents, beginning of year	48,895	24,058

Cash and cash equivalents, end of period	$74,671	$27,861

Supplemental cash flow information:
Interest expense paid	$5,411	$5,639
Income taxes paid	22,122	10,761
Noncash investing:
Liabilities assumed in business acquisition	—	338

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Overview:
      The consolidated balance sheet as of June 30, 2005, the statements of consolidated earnings for the three and nine-month periods ended June 30, 2005 and 2004, and the statements of consolidated cash flows for the nine-month periods ended June 30, 2005 and 2004, were prepared by the company without audit. The September 30, 2004, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company’s financial position as of June 30, 2005, the results of its operations for the three and nine-month periods ended June 30, 2005 and 2004, and its cash flows for the nine-month periods ended June 30, 2005 and 2004. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company’s 2004 annual report on Form 10-K/A Amendment No. 1 and should be read with the Notes to Consolidated Financial Statements on pages 38-58 of the 2004 annual report to shareholders. The statements of consolidated earnings for the three and nine-month periods ended June 30, 2005, are not necessarily indicative of the results to be expected for other interim periods or for the full year.

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

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands except per share amounts)
Reported net earnings	$19,746	$8,213	$44,720	$24,711
Stock-based compensation expense using the fair value method, net of income tax	(377)	(355)	(1,080)	(1,044)

Pro forma net earnings	$19,369	$7,858	$43,640	$23,667

Reported net earnings per share amounts:
Basic	$1.73	$0.73	$3.93	$2.19
Diluted	1.68	0.71	3.83	2.14

Pro forma net earnings per share amounts:
Basic	$1.70	$0.70	$3.83	$2.10
Diluted	1.66	0.68	3.75	2.06

(3)	Revenue recognition:
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
      In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment.” Among its provisions, the revised Statement will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. In accordance with a Securities and Exchange Commission rule issued in April 2005, this revised Statement becomes effective for our fiscal year beginning October 1, 2005, although early adoption is allowed. As described in Note 2 to these financial statements, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, adoption of this revised Statement is expected to reduce our net earnings in interim and annual periods after adoption. We believe the best indication of the approximate immediate net earnings effect of adopting the provisions of this revised Statement may be determined by reviewing Note 2 to these financial statements and Note 1 to Consolidated Financial Statements on page 39 of the 2004 annual report to shareholders, which was filed with our Form 10-K/A Amendment No. 1 for the year ended September 30, 2004. These notes show that net earnings would have decreased by $0.02 per diluted share for the quarter ended June 30, 2005, $0.08 per diluted share for the nine months ended June 30, 2005, and $0.11 per diluted share for the year ended September 30, 2004. We expect to adopt this revised Statement effective with our fiscal year beginning October 1, 2005.

(5)	Income taxes:
      Income taxes in the three months and nine months ended June 30, 2005, were affected by changes in estimates of income taxes for previous periods. The changes in estimates resulted from increases in the amount of certain credits claimed or expected to be claimed, and changes in the amount of certain deductions taken or expected to be taken. A reconciliation of our effective income tax rate for the year ended September 30, 2004, to the effective income tax rates for the three months and nine months ended June 30, 2005, follows:

	Three Months	Nine Months
	Ended June 30,	Ended June 30,
(Percent of pretax earnings)	2005	2005

Effective rate for the year ended September 30, 2004	36.3	36.3
Change in estimates of taxes for previous periods	(11.5)	(3.0)
Change in expected tax rate applicable for current periods	(2.3)	(2.3)

Effective rate	22.5	31.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6)     Earnings per share:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net earnings(A)	$19,746	$8,213	$44,720	$24,711

Determination of shares:
Weighted-average shares of common stock outstanding(B)	11,423	11,299	11,380	11,279
Assumed exercise of stock options	307	309	306	264
Weighted-average shares of common stock outstanding assuming dilution(C)	11,730	11,608	11,686	11,543

Earnings before cumulative effect of accounting change:
Basic per share amount (A/ B)	$1.73	$0.73	$3.93	$2.19
Diluted per share amount (A/ C)	$1.68	$0.71	$3.83	$2.14

      The following stock options were outstanding during the three and nine months ended June 30, 2005 and 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the respective periods:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Options	—	11,660	102,300	15,391
Weighted-average exercise price		$70.37	$71.48	$67.75

(7)     Inventories:

	At	At
	June 30,	September 30,
	2005	2004

	(In thousands)
Raw materials	$4,783	$3,304
Component parts	98,271	88,760
Work in process	31,375	30,237
Finished goods	20,994	16,407

	$155,423	$138,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8)     Property, plant, and equipment:

	At	At
	June 30,	September 30,
	2005	2004

	(In thousands)
Land	$9,976	$10,380
Buildings and equipment	150,915	149,361
Machinery and equipment	241,888	237,677
Construction in progress	4,238	2,044

	407,017	399,462
Less accumulated depreciation	295,672	282,152

Property, plant, and equipment — net	$111,345	$117,310

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Depreciation expense	$5,794	$6,196	$18,960	$19,780

(9)     Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2004	$69,420
Foreign currency exchange rate changes	(201)

Balance at June 30, 2005	$69,219

Aircraft Engine Systems:
Balance at September 30, 2004 and June 30, 2005	$62,122

Consolidated:
Balance at September 30, 2004	$131,542
Foreign currency exchange rate changes	(201)

Balance at June 30, 2005	$131,341

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10)     Other intangibles — net:

	At	At
	June 30,	September 30,
	2005	2004

	(In thousands)
Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$37,387
Accumulated amortization	(8,164)	(6,215)

	29,223	31,172

Other:
Amount acquired	31,347	31,502
Accumulated amortization	(9,587)	(7,490)

	21,760	24,012

Total	$50,983	$55,184

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(6,741)	(6,027)

	21,806	22,520

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(4,226)	(3,778)

	7,559	8,007

Total	$29,365	$30,527

Consolidated:
Customer relationships:
Amount acquired	$65,934	$65,934
Accumulated amortization	(14,905)	(12,242)

	51,029	53,692

Other:
Amount acquired	43,132	43,287
Accumulated amortization	(13,813)	(11,268)

	29,319	32,019

Total	$80,348	$85,711

      Amortization expense associated with current intangibles is expected to be approximately $7,100,000 for 2005, $7,000,000 for 2006, $6,600,000 in 2007, $5,900,000 for 2008, and $5,500,000 for 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(11)     Accrued liabilities:

	At	At
	June 30,	September 30,
	2005	2004

	(In thousands)
Salaries and other member benefits	$35,054	$41,236
Warranties	5,680	6,401
Taxes, other than on income	3,588	4,214
Deferred compensation	2,350	2,278
Other items — net	12,913	11,444

	$59,585	$65,573

      Salaries and other member benefits include accrued termination benefits totaling $6,527,000 at June 30, 2005 and $12,000,000 at September 30, 2004. These accrued termination benefits were for the Industrial Controls segment. Changes in accrued termination benefits for the nine months ended June 30, 2005 were as follows:

(In thousands)

Industrial Controls:
Balance at September 30, 2004	$12,000
Expense:
Cost of goods sold	1,294
Selling, general, and administrative expenses	53
Payments	(4,674)
Accrual adjustments	(2,204)
Foreign currency exchange rate changes	58

Balance at June 30, 2005	$6,527

      The amounts expensed during the nine-month period were for termination benefits earned by members over the period and are primarily related to the consolidation of two European manufacturing operations with existing operations. This action is being taken to streamline the organization by eliminating redundant manufacturing operations and is expected to be substantially complete by March 31, 2006. The total expense for this action is currently estimated to be approximately $15,400,000, of which $13,969,000 was recognized through June 30, 2005. The remaining estimated amount of $1,431,000 is for termination benefits that will be earned by members over their remaining service period and for other costs primarily associated with moving equipment and inventory to other locations. The accrual adjustments reflected in the preceding table were made as a result of changes in estimates for termination benefits payable. These estimates changed because of voluntary member resignations, the currently expected transfer of members to a third-party distributor, and more members electing early retirement options at a lower cost.
      Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pattern exists. A reconciliation of accrued product warranties from September 30, 2004, to June 30, 2005, follows:

(In thousands)

Balance at September 30, 2004	$6,401
Accruals related to warranties issued during the period	3,900
Accruals related to pre-existing warranties	(1,073)
Settlements of amounts accrued	(3,529)
Foreign currency exchange rate changes	(19)

Balance at June 30, 2005	$5,680

(12)	Retirement benefits:
      We provide various benefits to eligible members of our company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Retirement pension benefits — United States:
Components of net periodic benefit cost:
Interest cost	$270	$220	$810	$802
Expected return on plan assets	(272)	(407)	(816)	(707)
Recognized losses	37	10	111	128

Net periodic benefit cost	$35	$(177)	$105	$223

Contributions by the company	$—	$—	$—	$—

Retirement pension benefits — other countries:
Components of net periodic benefit cost:
Service cost	$471	$427	$1,480	$1,264
Interest cost	506	464	1,581	1,367
Expected return on plan assets	(498)	(415)	(1,556)	(1,222)
Amortization of unrecognized transition obligation	23	24	74	73
Recognized losses	132	136	414	397
Recognized prior service costs	(2)	(2)	(6)	(7)

Net periodic benefit cost	$632	$634	$1,987	$1,872

Contributions by the company	$324	$312	$1,029	$874

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Retirement benefits (continued):

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Retirement healthcare benefits:
Components of net periodic benefit cost:
Service cost	$285	$472	$1,611	$1,670
Interest cost	845	901	3,054	3,179
Recognized losses	407	222	1,107	1,022
Recognized prior service costs	(461)	(127)	(715)	(381)
Curtailment gain	(7,825)	—	(7,825)	—

Net periodic benefit cost	$(6,749)	$1,468	$(2,768)	$5,490

Contributions by the company	$677	$666	$1,598	$1,820

      The curtailment gain reflected above is related to amendments of one of our retirement healthcare benefit plans reducing the number of individuals who will qualify for benefits in future periods. These amendments will also reduce our future net periodic benefit cost over amounts that would have been recognized prior to the amendments. We currently expect the net periodic benefit cost associated with our retirement healthcare benefits to be approximately $620,000 over the remainder of 2005.

(13)	Accumulated other comprehensive earnings:
      Accumulated other comprehensive earnings, which totaled $12,101,000 at June 30, 2005, consisted of the following items:

At or for the
Nine Months
Ended
June 30, 2005

(In thousands)
Accumulated foreign currency translation adjustments:
Balance at beginning of year	$14,239
Translation adjustments	(146)
Taxes associated with translation adjustments	56

Balance at end of period	$14,149

Accumulated unrealized derivative losses:
Balance at beginning of year	$(861)
Reclassification to interest expense	240
Taxes associated with interest reclassification	(91)

Balance at end of period	$(712)

Accumulated minimum pension liability adjustments:
Balance at beginning of year	$(1,340)
Minimum pension liability adjustment	7
Taxes associated with minimum pension liability adjustments	(3)

Balance at end of period	$(1,336)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Total comprehensive earnings:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Net earnings	$19,746	$8,213	$44,720	$24,711
Other comprehensive earnings:
Foreign currency translation adjustments	(2,133)	(860)	(90)	2,304
Reclassification of unrealized losses on derivatives to earnings	51	48	149	139
Minimum pension liability adjustment	—	—	4	—

Total comprehensive earnings	$17,664	$7,401	$44,783	$27,154

(15)     Contingencies:
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
      We do not recognize contingencies that might result in a gain until such contingencies are resolved and the revenues are realized.
      In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.
(16)     Segment information:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Industrial Controls:
External net sales	$136,592	$113,130	$394,978	$314,781
Intersegment sales	317	273	787	585
Segment earnings	9,469	2,692	24,619	12,657

Aircraft Engine Systems:
External net sales	$73,660	$67,366	$215,218	$197,639
Intersegment sales	609	1,102	2,421	1,711
Segment earnings	14,321	15,162	48,555	40,262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Total segment earnings	$23,790	$17,854	$73,174	$52,919
Unallocated corporate expenses	(5,144)	(3,399)	(13,341)	(9,945)
Curtailment gain	7,825	—	7,825	—
Interest expense and income	(983)	(1,237)	(2,840)	(3,146)

Consolidated earnings before income taxes	$25,488	$13,218	$64,818	$39,828

      Segment assets were as follows:

	At	At
	June 30,	September 30,
	2005	2004

	(In thousands)
Industrial Controls	$367,215	$364,584
Aircraft Engine Systems	203,778	205,580

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      In recent years there has been volatility in the markets we serve and our results reflect that volatility. We have seen improved market conditions that began in the second half of 2004, which largely offset the declines that began in 2002. Our third quarter and first nine months of 2005 reflected improved market conditions over the corresponding periods a year ago.
      The changes in our markets have affected our decisions in managing our workforce. We are implementing actions in 2005 and the first half of 2006 to consolidate certain manufacturing operations in The Netherlands, United Kingdom, and Japan with existing operations in the United States, Germany, and China. Once fully implemented, we expect these actions will generate annual savings of $9 million to $11 million on a pretax basis. The related cost for the actions is currently estimated at $15.4 million. We recognized approximately $14.0 million of this cost through the third fiscal quarter of 2005.
      Our effective income tax rate for the three and nine months ended June 30, 2004, is below the rate that we expect will apply to the full year as a result of changes in estimates of income taxes provided for previous periods. The changes in estimates resulted from increases in the amount of certain credits claimed or expected to be claimed, and changes in the amount of certain deductions taken or expected to be taken. For the three-month period, the changes in estimates reduced reported income tax expense by $2.9 million, or the equivalent of 11.5% of pretax earnings. For the nine-month period, the changes in estimates reduced reported income tax expense by $1.9 million, or the equivalent of 3.0% of pretax earnings. We anticipate the applicable tax rate for our fourth quarter will be 34.0%.
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
Results of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Sales
External net sales:
Industrial Controls	$136,592	$113,130	$394,978	$314,781
Aircraft Engine Systems	73,660	67,366	215,218	197,639

Consolidated net sales	$210,252	$180,496	$610,196	$512,420

      Consolidated net sales increased in both the three months and nine months ended June 30, 2005, as compared to the same periods a year ago. Industrial Controls benefited from a broad industrial recovery that encompassed power generation and transportation, including the mobile industrial and marine markets. In particular, we have experienced higher demand for large gas turbine combustion products — the area affected most by the severe market declines of 2002 and 2003 — in the first nine months this year as compared to last year. The highest levels of increased demand have occurred in Asia and Eastern Europe, which was driven by infrastructure improvement projects in those regions.

      Aircraft Engine Systems’ improvements reflect the favorable trends in commercial aviation. We experienced modest growth in commercial OEM sales, as Boeing and Airbus ramped up their production levels for narrow and wide body aircraft. Also, there has been increased demand for commercial aftermarket spare parts and repair and overhaul services.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Costs and Expenses
Cost of goods sold	$158,867	$135,428	$459,660	$383,180
Sales, general, and administrative expenses	19,427	19,311	57,683	54,221
Research and development costs	12,811	10,515	35,106	29,310
Curtailment gain	(7,825)	—	(7,825)	—
All other expense items	3,909	3,127	10,587	9,629
Interest and other income	(2,425)	(1,103)	(9,833)	(3,748)

Consolidated costs and expenses	$184,764	$167,278	$545,378	$472,592

      Cost of goods sold increased in both the three months and nine months ended June 30, 2005, compared to the same periods last year, primarily as a result of increased sales. For the quarter, cost of goods sold represented 75.6% of sales this year and 75.0% last year. For the nine months, cost of goods sold represented 75.3% of sales this year and 74.8% last year. As a percent of sales, Industrial Controls’ cost of goods sold are higher than Aircraft Engine Systems and, for both the three-month and nine-month periods, Industrial Controls sales increased at a greater rate than Aircraft Engine Systems.
      Research and development increased in both the three months and nine months ended June 30, 2005, as compared to the same periods last year. An increase in the level of research and development activities began in the last half of fiscal 2004. We continue to work closely with our customers and actively pursue opportunities that require development of new components and systems for future engines and turbines.
      Curtailment gain refers to the amount recognized in this year’s third quarter to account for the immediate effects of amendments to one of our retirement healthcare benefit plans. The amendment eliminated retirement healthcare benefits for members that will not attain age 55 and 10 years of service by January 1, 2006. In addition to the immediate recognition of a curtailment gain, our future net periodic benefit costs will be reduced from amounts that would have been recognized prior to the amendments. For the fourth quarter of fiscal 2005, we expect the reduction to be approximately $1.4 million.
      Interest and other income increased in both the three months and nine months ended June 30, 2005, compared to the same periods last year. The three-month increase was primarily related to gains on the sale of equipment and higher interest income due to increased cash balances. These factors affected the nine-month period as well. In addition, this year’s nine-month period was affected by the sale of rights to our aircraft propeller synchronizer product line to an unrelated third party, which resulted in a pre-tax gain of $3.8 million. Prior to the sale, the product line generated annual sales of approximately $2.0 million.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Workforce Management Actions
Member termination benefits — Industrial Controls	$469	$—	$1,341	$151
Related costs of facility consolidation — Industrial Controls	943	—	943	—
Member termination benefits adjustments — Industrial Controls	(83)	(348)	(2,198)	(431)

Total workforce management costs	$1,329	$(348)	$86	$(280)

      Workforce management costs in the three months and nine months ended June 30, 2005, are primarily related to the consolidation of manufacturing operations in The Netherlands and United Kingdom with existing operations in the United States and Germany. We are also consolidating a small manufacturing operation in Japan with an existing operation in China and are making sales force reductions in The  Netherlands. These actions are discussed more fully in the Management Discussion and Analysis on pages 24-25 of our 2004 annual report to shareholders, which was filed with our Form 10-K/ A Amendment No. 1 for the year ended September 30, 2004.
      The amounts reflected in the preceding table for fiscal 2005 include costs for termination benefits earned by members during the three and nine-month service periods ended June 30, 2005, and for adjustments of amounts previously accrued for these actions. The accrual adjustments were made as a result of changes in estimates for termination benefits payable. These estimates changed because of voluntary member resignations, the transfer of members to a third-party distributor, and more members electing early retirement options at a lower cost. The related costs of facility consolidation consist of such items as moving and installing equipment, moving inventory, and travel for those members being trained in the transferred manufacturing processes.
      The total expense for these current actions is currently estimated to be approximately $15.4 million, of which $14.0 million has been recognized through June 30, 2005. By fiscal year, we recognized $13.8 million of expense in 2004 and $0.2 million of expense in the first nine months of 2005. The remaining estimated amount of $1.4 million is for termination benefits that will be earned by members over their remaining service period and for other costs primarily associated with moving inventory and equipment to other locations. We expect to expense the $1.4 million over the next three quarters.
      Our cash expenses for the 2004 actions are expected to total $13.6 million, and have been or will be paid from available cash balances in 2005 and 2006 without the need for additional borrowings. The remaining $1.8 million was for non-cash contractual pension termination benefits, which was recognized in last fiscal year’s fourth quarter.
      Once fully implemented, our annual savings are expected to range from $9.0 million to $11.0 million as compared to amounts that would have been incurred prior to the actions. These savings are primarily related to reduced personnel costs, although we anticipate some savings in travel and other costs due to the reduced headcount. Of the total savings, approximately 90% is expected to affect cost of goods sold and 10% selling, general, and administrative expenses. Although some savings have occurred in the third quarter of fiscal 2005, increased savings will begin to be recognized in the fourth quarter of 2005, increasing gradually through the end of the second quarter of 2006 when we expect to begin realizing the full savings level.
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
      The amounts reflected in the preceding table for the three and nine months ended June 30, 2004, were related to actions initiated in fiscal 2003, discussed more fully in the Management Discussion and Analysis on pages 24-25 of our 2004 annual report to shareholders, which was filed with our Form 10-K/ A Amendment No. 1 for the year ended September 30, 2004. We attributed last year’s accrual reduction to increased production levels and the decision to retain certain members to meet increased demand.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Earnings
Segment earnings:
Industrial Controls	$9,469	$2,692	$24,619	$12,657
Aircraft Engine Systems	14,321	15,162	48,555	40,262

Total segment earnings	23,790	17,854	73,174	52,919
Nonsegment expenses	(5,144)	(3,399)	(13,341)	(9,945)
Curtailment gain	7,825	—	7,825	—
Interest expense and income	(983)	(1,237)	(2,840)	(3,146)

Consolidated earnings before income taxes	25,488	13,218	64,818	39,828
Income taxes	5,742	5,005	20,098	15,117

Consolidated net earnings	$19,746	$8,213	$44,720	$24,711

      Industrial Controls’ segment earnings increased in both the three months and nine months ended June 30, 2005, as compared to the same periods last year. The effects of higher sales were partially offset by higher research and development expenses for both the three and nine-month periods this year as compared to last year. In addition, selling, general, and administrative expenses were lower for this year’s three-month period.
      Industrial Controls’ gross margin (external net sales less external cost of goods sold) increased by approximately $6.2 million in this year’s third quarter as compared to the same quarter last year. For the first nine months, the increase was $15.4 million over last year. For both periods, the higher gross margins were due to the year-over-year increase in sales.
      Industrial Controls’ research and development costs increased approximately $1.4 million in this year’s third quarter and $4.1 million in this year’s first nine months as compared to the same periods a year ago, reflecting higher development activity and normal variations in the timing of project expenditures.
      Industrial Controls’ selling, general, and administrative expenses decreased approximately $1.5 million in this year’s third quarter and increased $0.3 million in this year’s first nine months as compared to the same periods a year ago. These changes are primarily attributable to normal variations in legal and other professional services and gains and losses related to transactions denominated in foreign currencies. As a percent of sales, these expenses were 8.0% in this year’s third quarter, down from 11.0% from the third quarter last year, and 8.8% in this year’s first nine months, down from 11.0% in last year’s first nine months.
      Industrial Controls’ workforce management actions resulted in $1.3 million of expense in this year’s third quarter. Because of adjustments made in the second quarter, the actions resulted in only $0.1 million of expense in the nine months ended June 30, 2005. These actions are discussed more fully in a separate section of this management’s discussion and analysis.
      Aircraft Engine Systems’ segment earnings decreased in the three months ended June 30, 2005. The effects of higher sales were offset by quarterly variations in sales mix, which resulted in lower comparative gross margins as a percent of sales, and increased product development activity. Segment earnings increased in the nine months ended June 30, 2005, as compared to the same period last year. The increase was due to higher sales and a gain on the sale of certain product line rights, which more than offset the costs of increased product development activity.
      Aircraft Engine Systems sold the rights to its propeller synchronizer product line in the first quarter this year, generating a gain of $3.8 million. Prior to the sale, the product line generated annual sales of approximately $2.0 million.

      Aircraft Engine Systems’ research and development increased approximately $0.9 million in this year’s third quarter and $1.7 million in this year’s first nine months as compared to the same periods a year ago, reflecting higher development activity and normal variations in the timing of project expenditures.
      Nonsegment expenses increased in both the three months and nine months ended June 30, 2005, as compared to the same periods a year ago. The most significant reasons for the increases are due to the assessment and audit of internal controls over financial reporting, which is required by the Sarbanes-Oxley Act of 2002, and higher variable compensation expense.
      Curtailment gain was discussed in another section of this management’s discussion and analysis.
      Income taxes in the three months and nine months ended June 30, 2005, were affected by changes in estimates of income taxes for previous periods. The changes in estimates resulted from increases in the amounts of certain credits claimed or expected to be claimed, and changes in the amounts of certain deductions taken or expected to be taken. These changes reduced reported income tax expense by 11.5% of pretax earnings, or $2,923,000, in the three months ended June 30, 2005, and by 3.0% of pretax earnings, or $1,940,000, in the nine months ended June 30, 2005. A reconciliation of our effective income tax rate for the year ended September 30, 2004, to the effective income tax rates for the three months and nine months ended June 30, 2005, follows:

	Three Months Ended	Nine Months Ended
(Percent of pretax earnings)	June 30, 2005	June 30, 2005

Effective rate for the year ended September 30, 2004	36.3	36.3
Change in estimates of taxes for previous periods	(11.5)	(3.0)
Change in expected tax rate applicable for current periods	(2.3)	(2.3)

Effective rate	22.5	31.0

      We anticipate the applicable rate for our fourth quarter will be 34.0%.
      Outlook: Over the past two years, our industrial and aircraft engine markets have experienced impressive recoveries in demand, which helped us increase revenues and improve earnings. Indications suggest that the strength will continue in both markets. However, some of our industrial customers are experiencing production capacity limitations and supply constraints from other suppliers. Although we are well positioned for increased capacity, these constraints may moderate the rate of sales growth we have seen over the past two years, which would influence our revenue growth.
      We currently estimate that our earnings for fiscal year 2005 will be in the range of $4.70 to $4.85 per share. This represents an increase from the previous estimate included in our Form 10-Q last quarter. The increase was largely driven by the effects of the pretax curtailment gain of $7.8 million and the change in estimates of income taxes of $1.9 million that were recognized in the third quarter. The effect of the pretax gain on the sale of product line rights of $3.8 million that was recognized in the first quarter was included in both our previous estimate and our current estimate.
Financial Condition

	June 30,	September 30,
	2005	2004

	(In thousands)
Assets
Industrial Controls	$367,215	$364,584
Aircraft Engine Systems	203,778	205,580
Nonsegment assets	114,648	84,130

Consolidated total assets	$685,641	$654,294

      Nonsegment assets increased in the nine months ended June 30, 2005, primarily because of an increase in cash and cash equivalents. Net cash flows provided by operations during the period exceeded net cash used in investing and financing activities.

	June 30,	September 30,
	2005	2004

	(In thousands)
Other Balance Sheet Measures
Working capital	$237,679	$197,524
Long-term debt, less current portion	73,985	88,452
Other liabilities	68,064	68,709
Shareholders’ equity	427,559	385,861

      Working capital (current assets less current liabilities) increased in the nine months ended June 30, 2005, primarily as a result of increases in cash and cash equivalents and inventories, which were partially offset by increases in the current portion of long-term debt. Changes in cash and cash equivalents are directly observable in our statements of consolidated cash flows and are discussed in another section of this management’s discussion and analysis. Inventories have increased in anticipation of future sales. The increase in the current portion of long-term debt reflects changes due to the timing of the future payments. The first payments of the senior notes payable are due in October 2005. The related liability for these payments was classified as non-current at September 30, 2004, and as current at June 30, 2005.
      Long-term debt decreased in the nine months ended June 30, 2005, as a result of the timing of future payments, as noted in the preceding paragraph. Required future principal payments of long-term debt and commitments under operating leases were as follows:

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
      Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to EBITDA, as defined in the agreements. We were in compliance with all covenants at June 30, 2005.
      Commitments and contingencies at June 30, 2005, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability and contractual matters. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $5 million in the aggregate. In addition, consistent with generally accepted accounting principles, we do not recognize contingencies, which may result in gains.
      We file income tax returns in various jurisdictions worldwide, which are subject to audit. We have accrued for our estimate of the most likely amount of expenses that we believe will result from income tax audit adjustments.

      We do not recognize contingencies that might result in a gain until such contingencies are resolved and the revenues are realized.
      In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.
      Shareholders’ equity increased in the nine months ended June 30, 2005, primarily as a result of net earnings for the first nine months. Dividend payments and repurchases of stock were mostly offset by the sale of treasury stock and the tax benefit applicable to stock options.
      On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and private transactions over a three-year period. We repurchased 49,909 shares at a cost of $3.8 million in the three months and nine months ended June 30, 2005, under this authorization.
      Also, on July 27, 2005, the Board of Directors declared a cash dividend of $0.30 per share payable September 1, 2005, to shareholders of record at August 18, 2005. Cash dividends were $0.25 per share in each of the previous two quarters.

	Nine Months Ended
	June 30,

	2005	2004

	(In thousands)
Cash Flows
Net cash provided by operating activities	$45,613	$58,027
Net cash used in investing activities	(13,079)	(15,683)
Net cash used in financing activities	(5,968)	(38,082)

      Net cash flows provided by operating activities decreased in the first nine months this year as compared to the first nine months last year. Both operating cash receipts and disbursements increased in the nine-month period this year compared to last year due to higher sales volume. However, cash paid to employees and suppliers increased at a greater rate than cash collected from customers, reflecting normal variations in payment and collection patterns. In addition, our income tax payments were higher in the nine-month period this year as compared to the same period last year.
      Net cash flows used in investing activities decreased $2.6 million in the first nine months of fiscal 2005 compared to the same period last year. We completed a business acquisition in last year’s nine-month period for cash of $2.3 million. Also, proceeds from the sale of property, plant, and equipment were $3.0 million higher this year than a year ago, which was partially offset by an increase in capital expenditures of $2.3 million.
      Net cash flows used in financing activities decreased $32.1 million in the first nine months this year compared to the first nine months last year. Our borrowings remained relatively stable in this year’s nine-month period compared to a reduction of $30.6 million in last year’s nine-month period.
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
      In accordance with a Securities and Exchange Commission rule issued in April 2005, this revised Statement becomes effective for our fiscal year beginning October 1, 2005, although early adoption is allowed. As described in Note 2 to these financial statements, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, adoption of this revised Statement is expected to reduce our net earnings in interim and annual periods after adoption. We believe the best indication of the approximate immediate net earnings effect of adopting the provisions of this revised Statement may be determined by reviewing Note 2 to these financial statements and Note 1 to Consolidated Financial Statements on page 39 of the 2004 annual report to shareholders, which was filed with our Form 10-K/ A Amendment No. 1 for the year ended September 30, 2004. These notes show that net earnings would have decreased by $0.02 per diluted share for the quarter ended June 30, 2005, $0.08 per diluted share for the nine months ended June 30, 2005, and $0.11 per diluted share for the year ended September 30, 2004. We expect to adopt this revised Statement effective with our fiscal year beginning October 1, 2005.
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
Item 4.     Controls and Procedures
      We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our principal executive officer (Thomas A. Gendron, president and chief executive officer) and principal financial officer (Stephen P. Carter, executive vice president, chief financial officer and treasurer), as appropriate to allow timely decisions regarding required disclosures.
      Thomas A. Gendron, our president and chief executive officer, and Stephen P. Carter, our executive vice president, chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed as described in the preceding paragraph.
      Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(d)
			(c)	Approximate
			Total number	dollar value
			of shares	of shares that
	(a)	(b)	purchased as part	may yet be
	Total number	Average	of publicly	purchased
	of shares	price paid	announced	under the
Period	purchased	per share	plans or programs	plans or programs

April 1, 2005 through April 30, 2005	—		—	$30,000,000

May 1, 2005 through May 31, 2005	45,909	$75.71	45,909	$26,524,360

June 1, 2005 through June 30, 2005	4,443	$75.98	4,000	$26,208,982

      Included in June are 443 shares purchased on the open market related to the reinvestment of dividends for treasury shares held for deferred compensation.
      On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and in private transactions over a three-year period. There have been no terminations or expirations since the approval date.
      Sales of common stock issued from treasury to one of the company’s directors during the nine months ended June 30, 2005, consisted of the following:

	Total number
	of shares	Consideration
Date	purchased	received

December 1, 2004	82	$5,934
January 31, 2005	57	4,054
April 29, 2005	87	5,952
      The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.
Item 6.     Exhibits
      (a) Exhibits Filed as Part of this Report:

(3) (ii) Bylaws

(31) (i) Certification of Thomas A. Gendron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Woodward Governor Company

Date: August 1, 2005	/s/ Thomas A. Gendron

Thomas A. Gendron, President and Chief Executive Officer

Date: August 1, 2005	/s/ Stephen P. Carter

Stephen P. Carter, Executive Vice President, Chief Financial Officer and Treasurer