Form 10-K
period 2005-09-30
WOODWARD GOVERNOR CO
filed 2005-11-30
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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
(Title of Class)
         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
         Indicate by check mark if the registrant is not required to filed reports Pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑         No ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
         The aggregate market value of the voting and non-voting common equity stock held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of our most recently completed second fiscal quarter, was $694,907,000 (such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Governor Company Charitable Trust).
         There were 11,441,571 shares of common stock with a par value of $.00875 per share outstanding at November 16, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
         Portions of our proxy statement for the 2005 annual meeting of shareholders to be held January 25, 2006, are incorporated by reference into Part III of this filing, to the extent indicated.

PART I

Item 1.	Business
      Woodward Governor Company designs, manufactures, and services energy control systems and components for aircraft and industrial engines and turbines. Leading OEMs (original equipment manufacturers) throughout the world use our products and services in the power generation, process industries, transportation, and aerospace markets.
      We were established in 1870 and incorporated in 1902. Our headquarters are in Rockford, Illinois, and we serve global markets from locations worldwide.
      To penetrate our target markets — power generation, process industries, transportation, and aerospace — our strategy focuses on maintaining and developing expertise in technologies that are used in the development of components and integrated systems for power equipment used by customers worldwide.

•	Technologies include fuel systems, combustion control systems, electronic controls and software, systems integration, and services.

•	Components include turbine valves and actuators, engine valves and actuators, diesel fuel injection equipment, fuel metering units, engine and turbine electronic controls, genset and switchgear controls, gas turbine fuel nozzles, ignition systems, fuel pumps, servovalves, and governors.

•	Integrated systems provide total system solutions involving the application of our technologies and components into innovative control, fuel delivery, combustion, and automation systems that help customers operate cleaner, more cost effective, and more reliable power equipment.

•	Power equipment that makes use of our components and systems include industrial diesel and gas engines, industrial gas turbines, steam turbines, compressors, gensets and switchgear, aircraft gas turbines, and fuel cells.

•	Customers that manufacture power equipment and/or use our components and systems include Caterpillar, Cummins, Kobota, Yanmar, Mitsubishi, MAN, GE, Siemens, Dresser-Rand, Ingersoll-Rand, Doosan, Hyundai, Rolls-Royce, Pratt & Whitney, U.S. Government, major airlines worldwide, Wartsila, and DaimlerChrysler, among others.
      We have two operating segments — Industrial Controls and Aircraft Engine Systems. Industrial Controls is focused on the technologies, components, integrated systems, power equipment, and customers for industrial markets, which includes power generation, transportation, and process industries. Aircraft Engine Systems is focused on the technologies, components, integrated systems, power equipment, and customers for the aerospace market.
      Information about our operations in 2005 and outlook for the future, including certain segment information, is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Additional segment information and certain geographical information are included in the Notes to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” Other information about our business follows.
Industrial Controls
      We provide components and integrated systems through Industrial Controls primarily to OEMs of industrial diesel and gas engines, industrial gas turbines, steam turbines, compressors, gensets and switchgears, and fuel cells. We also sell components as spares or replacements, and provide other related services to these customers and other customers. In 2005, our two largest customers were General Electric Company, which accounted for approximately 22% of Industrial Controls’ sales, and Caterpillar, Inc., which accounted for approximately 19% of Industrial Controls’ sales.
      We generally sell Industrial Controls’ products and services directly to our OEM customers, although we also generate sales to end users through distributors, dealers, and independent service facilities. We carry certain finished goods and component parts inventory to meet rapid delivery requirements of customers, primarily for aftermarket needs. We do not believe Industrial Controls’ sales are subject to significant seasonal variation.
      We believe Industrial Controls has a significant competitive position within the market for components and integrated systems for industrial diesel and gas engines, industrial gas turbines, steam turbines, compressors, gensets and switchgears, and fuel cells. While published information is not available in sufficient detail to enable an accurate assessment, we believe we hold a strong position among independent manufacturers for power generation, transportation, and process industries markets. We compete with as many as 10 independent manufacturers and with the in-house control operations of OEMs. Customers demand technological solutions to meet their needs for efficiency, reliability, and the ability to meet increasingly more stringent global emissions regulations. Companies compete on the basis of providing products that meet these needs, as well as on the basis of price, quality, and customer service. In our opinion, our prices are generally competitive and our quality, customer service, and technology used in products are favorable competitive factors.
      Industrial Controls’ backlog orders were approximately $119 million at October 31, 2005, approximately 99% of which we expect to fill by September 30, 2006. Last year, Industrial Controls’ backlog orders were approximately $112 million at October 31, 2004, approximately 98% of which we expected to fill by September 30, 2005. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.
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
Aircraft Engine Systems
      We provide components and integrated systems through Aircraft Engine Systems to OEMs of aircraft gas turbines for use in those turbines. We also sell components as spares or replacements, and provide repair and overhaul services to these customers and other customers. In 2005, our largest customer was General Electric Company, which accounted for approximately 25% of Aircraft Engine Systems’ sales.
      We primarily sell Aircraft Engine Systems’ products and services directly to our customers, although we also generate some aftermarket sales through distributors, dealers, and independent service facilities. We carry certain finished goods and component parts inventory to meet rapid delivery requirements of customers, primarily for aftermarket needs. We do not believe Aircraft Engine Systems’ sales are subject to significant seasonal variation.
      We believe Aircraft Engine Systems has a significant competitive position within the market for components and integrated systems for aircraft gas turbines. We compete with several other manufacturers, including divisions of OEMs of aircraft gas turbines. While published information is not available in sufficient detail to enable an accurate assessment, we do not believe any company holds a dominant competitive position. Companies compete principally on price, quality, and customer service. In our opinion, our prices are competitive, and our quality and customer service are favorable competitive factors.
      Aircraft Engine Systems’ backlog orders were approximately $137 million at October 31, 2005, approximately 71% of which we expect to fill by September 30, 2006. Last year, Aircraft Engine Systems’ backlog orders were $148 million at October 31, 2004, approximately 84% of which we expected to fill by September 30, 2005. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.
      Aircraft Engine Systems’ products make use of several patents and trademarks of various durations that we believe are collectively important. However, we do not consider our business dependent upon any one patent or trademark. Our products consist of mechanical, electronic, and electromagnetic components. Mechanical components are machined primarily from aluminum and steel. Generally there are numerous sources for the raw materials and components used in our products, and they are believed to be sufficiently available to meet all Aircraft Engine Systems’ requirements.
Other Matters
      We spent approximately $50 million for company-sponsored research and development activities in 2005, $40 million in 2004, and $42 million in 2003. Both Industrial Controls and Aircraft Engine Systems incurred these expenses.
      We do not believe that compliance with current Federal, State, or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on our capital expenditures, earnings, or competitive position. We are also not intending to incur material capital expenditures for environmental control facilities through September 30, 2006.
      We employed about 3,500 people at October 31, 2005.
      This report contains forward-looking statements and should be read with Factors That May Affect Future Results in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      We maintain a website at www.woodward.com. Securities and Exchange Commission filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available on our website as soon as reasonably practicable after they are filed electronically with, or furnished to, the Securities and Exchange Commission. Shareholders may obtain, without charge, a single copy of Woodward’s 2005 annual report on Form 10-K upon written request to the Corporate Secretary, Woodward Governor Company, 5001 North Second Street, P.O. Box 7001, Rockford, Illinois, 61125-7001.

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
      In 2005, we consolidated manufacturing operations that existed in The Netherlands, United Kingdom, and Japan with operations that existed in the United States, Germany, and China to gain production cost efficiencies. We are using the facilities in The Netherlands, United Kingdom, and Japan (all of which are owned) for sales and service activities. In addition, the facility in the United Kingdom remains a key development site for diesel fuel injection products.

      In addition to the principal plants listed above, we lease several facilities in locations worldwide, used primarily for sales and service activities.
Item 3. Legal Proceedings
      We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. These matters are discussed in the Notes to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” We currently do not have any administrative or judicial proceedings arising under any Federal, State, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of the year ended September 30, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      (a) Our common stock is listed on The NASDAQ National Market and at November 16, 2005, there were approximately 1,445 holders of record. Cash dividends were declared quarterly during 2005 and 2004. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2005 and 2004 are included in the Notes to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”
      (b) Recent Sales of Unregistered Securities
      Sales of common stock issued from treasury to one of the company’s directors during the year ended September 30, 2005, consisted of the following:

	Total
	Number of
	Shares	Consideration
Date	Purchased	Received

December 1, 2004	82	$5,934
January 31, 2005	57	4,054
April 29, 2005	87	5,952
August 1, 2005	69	6,024

      The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.
      (c) Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet Be
	Number of	Average	Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs

July 1, 2005 through July 31, 2005	—	$—	—	$26,208,982
August 1, 2005 through August 31, 2005	32,864	83.57	32,864	23,462,451
September 1, 2005 through September 30, 2005	9,762	81.56	9,253	22,707,455

Total	42,626	$83.11	42,117

      Included in September are 509 shares purchased on the open market related to the reinvestment of dividends for treasury shares held for deferred compensation.
      On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and in private transactions over a three-year period. There have been no terminations or expirations since the approval date.

Item 6.	Selected Financial Data

	For the Year Ended September 30,

	2005	2004	2003	2002	2001	2000

	(In thousands of dollars except per share amounts)
Net sales	$827,726	$709,805	$586,682	$679,991	$678,791	$597,385

Earnings before cumulative effect of accounting change	55,971	31,382	12,346	45,170	53,068	46,976
Goodwill-related amortization, net of income taxes	—	—	—	—	2,875	2,660

Adjusted earnings before cumulative effect of accounting change	55,971	31,382	12,346	45,170	55,943	49,636	*

Basic per share amounts:
Earnings before cumulative effect of accounting change	4.91	2.78	1.10	3.99	4.69	4.17	*
Goodwill-related amortization, net of income taxes	—	—	—	—	0.25	0.24

Adjusted earnings before cumulative effect of accounting change	4.91	2.78	1.10	3.99	4.94	4.41

Diluted per share amounts:
Earnings before cumulative effect of accounting change	4.78	2.71	1.08	3.90	4.59	4.15	*
Goodwill-related amortization, net of income taxes	—	—	—	—	0.25	0.24

Adjusted earnings before cumulative effect of accounting change	4.78	2.71	1.08	3.90	4.84	4.39

Cash dividends per share	1.04	0.96	0.9525	0.93	0.93	0.93

*	Earnings before cumulative effect of accounting change for 2000 include a gain from the sale of business of $25,500 before income taxes and $17,082 after income taxes, or $1.52 per basic share and $1.51 per diluted share.

	For the Year Ended September 30,

	2005	2004	2003	2002	2001	2000

	(In thousands of dollars)
Income taxes	$23,137	$17,910	$7,593	$25,510	$32,887	$27,116
Interest expense	5,814	5,332	4,635	5,109	7,554	10,897
Interest income	2,159	1,095	870	635	967	770
Depreciation expense	24,451	25,856	27,548	28,340	25,677	24,001
Amortization expense	7,087	6,905	4,870	3,748	7,055	6,418
Capital expenditures	26,615	18,698	18,802	22,898	26,903	27,416

Weighted-average basic shares outstanding in thousands	11,400	11,286	11,246	11,325	11,318	11,263
Weighted-average diluted shares outstanding in thousands	11,709	11,565	11,389	11,577	11,561	11,318

	At September 30,

	2005	2004	2003	2002	2001	2000

	(In thousands of dollars)
Working capital	$241,066	$197,524	$151,262	$155,440	$123,744	$100,836
Total assets	705,466	654,294	615,999	582,395	584,628	533,723
Long-term debt, less current portion	72,942	88,452	89,970	78,192	77,000	74,500
Total debt	95,787	95,241	125,744	96,377	105,061	118,284
Shareholder’s equity	432,469	385,861	360,804	354,901	318,862	275,624

Worker members	3,513	3,287	3,273	3,337	3,709	3,302
Registered shareholder members	1,448	1,529	1,576	1,592	1,652	1,742

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations. This discussion should be read with the consolidated financial statements.
OVERVIEW
      Our business is focused on the design, manufacture, and servicing of energy control systems and components for aircraft and industrial engines and turbines. To penetrate our target markets — power generation, process industries, transportation, and aerospace — our strategy focuses on maintaining and developing technologies that are used in the development of components and integrated systems for power equipment used by customers worldwide.
      We have two operating segments — Industrial Controls and Aircraft Engine Systems. Industrial Controls is focused on the technologies, components, integrated systems, power equipment, and customers for industrial markets, which includes power generation, process industries, and transportation. Aircraft Engine Systems is focused on the technologies, components, integrated systems, power equipment, and customers for the aerospace market. We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.
      Our sales and earnings have increased in each of the last 2 years. Our markets have substantially recovered from the declines that occurred in 2002 and 2003 and both of our segments benefited from these recoveries. Lower effective income tax rates also resulted in improved earnings, largely as a result of factors that we do not expect to continue in the future. Despite a higher tax rate and the requirement to begin recognizing stock compensation expense, we believe sales and earnings will show further improvement in 2006.

      Our research and development costs increased 25% in 2005. We are committed to investing in our broad portfolio of technologies to remain a leader in energy control systems and components for aircraft and industrial engines and turbines. Increased development activity is primarily linked to several customer program wins in aerospace markets, as well as combustion sensing technologies and product development for the turbine auxiliary market.
      We are also continuing to execute the consolidation of European operations to streamline our organization and gain production cost efficiencies. While the majority of the cost for the consolidation was recognized in 2004 and 2005, substantially all the benefits will begin to be realized in 2006. When the actions are completed at the end of our second quarter in 2006, we estimate that the annual savings will approximate $9 million to $11 million as compared to amounts that would have been incurred prior to the actions.
      At September 30, 2005, our total assets exceeded $700 million, including $85 million in cash, and our total debt was less than $100 million. We are well positioned to fund expanded research and development and to explore other investment opportunities consistent with our focused strategies.
      In the sections that follow, we are providing information to help you better understand factors that may affect our future results, our critical accounting policies and market risks, our results of operations and financial condition, and the effects of recent accounting pronouncements.
FACTORS THAT MAY AFFECT FUTURE RESULTS
      This annual report contains forward-looking statements, including:

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
      Important factors that could individually, or together with one or more other factors, affect our business, results of operations and/or financial condition include, but are not limited to, the following:

•	General business and economic conditions, including the strength of the global economy (particularly the economies of the United States, Europe, and Asia), fluctuations in exchange rates of foreign currencies against the United States dollar (primarily currencies of European and Asian countries), and fluctuations in interest rates (primarily LIBOR), which affect our cost of borrowings;

•	Industry-specific business and economic conditions, including the strength of manufacturers of industrial diesel and gas engines, industrial gas turbines, steam turbines, compressors, gensets and switchgear, and fuel cells for power generation, transportation, and process industries markets, manufacturers of aircraft gas turbines for commercial and military aerospace markets, and commercial airlines;

•	Significant geopolitical events and actions that impact business and economic conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and trade embargoes;

•	Changes in the legal environment of the United States and other countries in which we operate, including changes in the areas of taxation, business acquisitions, and environmental matters;

•	Changes in competitive conditions, including the availability of new products and services, the introduction of new channels of distribution, and changes in OEM and aftermarket pricing;

•	Reliability of customer and third-party forecasts of sales volumes and purchase requirements in our markets, including power generation, transportation, process industries, and aerospace markets;

•	Our ability to continue to develop innovative new products and product enhancements that are accepted by our customers and markets in accordance with our project schedules and resource plans;

•	Our ability to complete our consolidation of manufacturing operations in The Netherlands, United Kingdom, and Japan with existing operations in the United States, Germany, and China that was begun in 2005 in accordance with anticipated timeframes, cost estimates, and annual savings;

•	Effects of business acquisitions and/or divestitures, including the incremental effects of the business acquired or divested, the completion of integration activities within planned timeframes and at planned cost levels, and the achievement of planned operating efficiencies;

•	Effects of quality and productivity initiatives, including achievement of expected results from ongoing improvement programs and maintenance of supplier designation levels with key customers;

•	Effects of changes in accounting policies resulting from new accounting pronouncements and/or changes in the selection and application of accounting methods necessary to implement accounting policies;

•	Effects of unusual or extraordinary events, or of other events and unforeseen developments involving litigation or other contingencies.
CRITICAL ACCOUNTING POLICIES
      We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of our critical accounting policies with the audit committee of the company’s Board of Directors, and the audit committee has reviewed the disclosures that follow.
      In each of the following areas, our judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in our assets and liabilities, increases or decreases in our expenses, and additional losses or gains that are material to our financial condition and results of operations.
     Goodwill
      Goodwill, which is included in the segment assets of both Industrial Controls and Aircraft Engine Systems, totaled $131.0 million at September 30, 2005, representing 19% of total assets. We test goodwill for impairment on an annual basis and more often if circumstances require. Impairment tests performed during the three years ended September 30, 2005, have not resulted in any impairment losses.
      Estimates and assumptions, the most important of which are used to estimate the fair value of reporting units within the company, impact the results of our goodwill impairment tests. To estimate the fair value of reporting units, we estimate future cash flows, discount rates, and transaction multiples that we believe a marketplace participant would use in an arm’s length transaction.
      To assess the effect on our annual impairment tests in 2005 if different assumptions had been used, we separately measured the effects of a hypothetical 20% reduction in estimated cash flows, a 20% increase in the discount rates used, and a 20% reduction in the transaction multiples used. While each of these changes would have reduced the estimated fair value of reporting units within the company, none of them individually would have resulted in an impairment loss in 2005.
     Other long-lived assets
      As discussed here, our other long-lived assets consist of property, plant, and equipment, and other intangibles, which are included primarily in the segment assets of both Industrial Controls and Aircraft Engine Systems. Long-lived assets totaled $193.4 million at September 30, 2005, and represented 27% of total assets. We depreciate or amortize long-lived assets over their estimated useful lives. Depreciation expense and amortization expense associated with these assets totaled $32.5 million in 2005, $32.8 million in 2004, and $32.4 million in 2003. We also test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying values may not be recoverable.
      The selection of useful lives for depreciation and amortization purposes requires judgment. If we had increased the remaining useful life of all assets being depreciated and amortized by one year, depreciation and amortization expense would have decreased, and the year-end carrying value of long-lived assets would have increased, by approximately $4.1 million in 2005. Similarly, if we had decreased the remaining useful lives by one year, depreciation and amortization expense would have increased, and the year-end carrying value of long-lived assets would have decreased, by approximately $5.5 million in 2005. (The results of this sensitivity analysis ignore the impact of individual assets that might have become fully depreciated or amortized during 2005 had these hypothetical changes been made.)
      The carrying value of a long-lived asset, or related group of assets, is reduced to its fair value whenever estimates of future cash flows are insufficient to indicate the carrying value is recoverable. We form judgments as to whether recoverability should be assessed, we estimate future cash flows and, if necessary, we estimate fair value. Fair value estimates are most often based on estimated future cash flows and assumed discount rates.

Deferred income tax asset valuation allowances
      Valuation allowances for deferred income tax assets totaled $17.8 million at September 30, 2005, representing 25% of deferred income tax assets before the allowances. The net changes in the valuation allowances decreased income tax expense by $0.9 million in 2005 and increased income tax expense by $2.1 million in 2004.
      We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate. Our current valuation allowances are primarily for deferred tax assets associated with foreign net operating loss carryforwards. Remaining deferred tax assets are expected to be realized through future earnings. If we had made different judgments regarding the realizability of deferred tax assets associated with foreign net operating loss carryforwards, our valuation allowance and income tax expense would have decreased. If we had made different judgments regarding the realizability of other deferred tax assets, our valuation allowance and income tax expense would have increased.

Retirement pension and healthcare benefits
      The cost of retirement pension and healthcare benefits is recognized over employee service periods using an actuarial-based attribution approach. Our net accrued benefit for these retirement benefits totaled $61.7 million at September 30, 2005, which represented 23% of total liabilities and consisted of the following (in millions):

	Pension	Healthcare

Benefit obligation	$76	$57
Fair value of plan assets	(53)	—
Unrecognized net losses	(16)	(17)
Unamortized prior service cost	—	10
Other items affecting the liability	5	—

      The net periodic benefit cost associated with these liabilities totaled $0.7 million in 2005, which consisted of the following (in millions):

	Pension	Healthcare

Service cost	$2	$2
Interest cost	3	4
Expected return on plan assets	(3)	—
Recognized losses	1	1
Recognized prior service cost	—	(1)
Curtailment gain	—	(8)
      To determine our net accrued benefit and net periodic benefit cost, we form judgments about the best estimate for each assumption used in the actuarial computation. The most important assumptions that affect the computations are the discount rate, the expected long-term rate of return on plan assets, and the healthcare cost trend rate.
      Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the United States, we use the blended 40/60 Moody’s Baa/ Aaa index, the Citigroup Pension Liability Index, and the 30-year U.S. treasury rate as benchmarks. In the United Kingdom, we use the AA corporate bond index (applicable for bonds over 15 years) and government bond yields (for bonds over 15 years) to determine a blended rate to use as the benchmark. In Japan, we use AA-rated corporate bond yields (for bonds of 15 years) as the benchmark. Our assumed rates do not differ significantly from any of these benchmarks.
      We assumed weighted-average discount rates of 4.42% to determine our retirement pension benefit obligation at September 30, 2005, and 4.79% to determine the related service and interest costs in 2005. A 1.00% increase in these discount rates would have decreased the benefit obligation at the end of 2005 by $12.0 million and increased the total of service and interest costs by $1.0 million in 2005. Likewise, a 1.00% decrease in these discount rates would have increased the benefit obligation by $14.7 million and decreased the total of service and interest costs by $1.2 million in 2005.
      We assumed weighted-average discount rates of 5.28% to determine our retirement healthcare benefit obligation at September 30, 2005, and 5.79% to determine the related service and interest costs in 2005. A 1.00% increase in these discount rates would have decreased the benefit obligation at the end of 2005 by $5.9 million and increased the total of service and interest costs by $0.1 million in 2005. Likewise, a 1.00% decrease in these discount rates would have increased the benefit obligation by $7.2 million and decreased the total of service and interest costs by $0.2 million in 2005.
      The expected long-term rate of return on plan assets was based on our current asset allocations and the historical long-term performance for each asset class, as adjusted for existing market conditions. Information regarding our asset allocations is included in the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” We assumed a weighted-average expected long-term rate of return on pension plan assets of 6.62% to determine our net periodic benefit cost in 2005. A 1.00% increase in the expected return would have decreased the net periodic benefit cost by $0.5 million in 2005. Likewise, a 1.00% decrease in the expected return would have increased the net periodic benefit cost by $0.5 million in 2005.
      We assumed net healthcare cost trend rates of 10.00% in 2006, decreasing gradually to 5.00% in 2011, and remaining at 5.00% thereafter. A 1.00% increase in assumed healthcare cost trend rates would have increased the benefit obligation at the end of 2005 by $6.6 million and the total of the service and interest costs by $0.8 million in 2005. Likewise, a 1.00% decrease in the assumed healthcare cost trend rates would have decreased the benefit obligation by $5.6 million and the total of service and interest costs by $0.6 million in 2005.
      Among the items affecting our net accrued retirement pension benefits were additional minimum pension liabilities recognized in 2005, which primarily resulted from a decline in the average discount rate from 4.79% to 4.42%. As a result, the net accrued benefit was increased by $2.7 million and, on a pretax basis, accumulated other comprehensive earnings (a component of equity) was reduced by a similar amount. Based on future plan asset performance and interest rates, additional adjustments to our net accrued benefit and equity may be required.
MARKET RISKS
      Our long-term debt is sensitive to changes in interest rates. We monitor trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate debt agreements, the duration of such agreements, and whether to use hedging strategies. Our primary objective is to minimize our long-term costs of borrowing. At September 30, 2005, our long-term debt consisted of fixed rate agreements. As measured at September 30, 2005, a hypothetical 1% immediate increase in interest rates would reduce the fair value of our long-term debt by approximately $2.5 million. At September 30, 2004, we had outstanding interest rate swap agreements to effectively offset our exposure to changes in the fair value of a portion of our long-term debt. As measured at September 30, 2004, a hypothetical 1% immediate increase in interest rates would have reduced the combined fair value of our long-term debt and interest rate swap agreements by approximately $1.8 million and adversely affected our 2005 net earnings and cash flows by approximately $0.3 million.
      Assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. We monitor trends in foreign currency exchange rates and our exposure to changes in those rates as a basis for determining whether to use hedging strategies. Our primary exposures are to the European Monetary Union euro and the Japanese yen. We do not have any derivative instruments associated with foreign currency exchange rates. A hypothetical 10% immediate increase in the value of the United States dollar relative to all other currencies, when applied to September 30, 2005, balances, would adversely affect our 2006 net earnings and cash flows by approximately $2.2 million. Last year, a hypothetical 10% immediate increase in the value of the United States dollar relative to all other currencies would have adversely affected our 2005 net earnings and cash flows by $0.7 million.
RESULTS OF OPERATIONS

Sales

In Thousands for the Year Ended September 30,	2005	2004	2003

External net sales:
Industrial Controls	$536,937	$439,801	$332,755
Aircraft Engine Systems	290,789	270,004	253,927

Consolidated net sales	$827,726	$709,805	$586,682

2005 Compared to 2004
      Consolidated net sales increased 17% in 2005 compared to 2004, attributable to the following (in millions):

Industrial Controls’ sales volume changes	$89
Aircraft Engine Systems’ sales volume changes	19
Foreign currency translation rate changes	7
Price changes	3
      Industrial Controls’ sales volume changes: Industrial Controls benefited from a broad industrial recovery that included the segment’s power generation and transportation markets. We experienced higher demand for large gas turbine fuel nozzles — the area affected most by the severe market declines of 2002 and 2003 — driven in part by power generation improvement projects in Asia and Eastern Europe. We also won a number of new programs, including one for an alternative fuel engine used in Asia, which resulted in increased sales. Use of alternative fuels has increased in Asia in recent years due to more stringent environmental emission standards and the availability of natural gas as a fuel source in the region.
      Aircraft Engine Systems’ sales volume changes: Aircraft Engine Systems’ improvement reflects the effects of favorable trends in commercial aviation. We experienced modest growth in commercial OEM sales, as Boeing and Airbus ramped up their production levels for narrow and wide body aircraft. We also have seen a continuation of the trend toward higher revenue passenger miles experienced by commercial airlines, which has driven greater utilization of aircraft and higher aftermarket sales for us. We estimate approximately half of Aircraft Engine Systems’ sales were aftermarket sales in 2005 and 2004.
     2004 Compared to 2003
      Consolidated net sales increased 21% in 2004 compared to 2003, attributable to the following (in millions):

Industrial Controls’ sales volume changes	$53
Incremental sales from business acquisitions	41
Foreign currency translation rate changes	16
Aircraft Engine Systems’ sales volume changes	14
Price changes	(1)
      Industrial Controls’ sales volume changes: Incremental sales associated with the manufacture of diesel fuel injectors and pumps for one of our major customers accounted for approximately $42 million of the increase in Industrial Controls’ sales volume. We believe our acquisition of the Bryce diesel fuel injection business of Delphi Automotive Systems in June 2001 provided us with the capabilities that ultimately allowed us to pursue this opportunity. Sales of the injectors and pumps began in late 2003. The remaining $11 million increase in Industrial Controls’ sales volume, as measured before the effects of business acquisitions, resulted from increased demand across many product lines in Asia and North America.
      Incremental sales from business acquisitions: We completed two acquisitions in 2003 that, on an incremental basis, increased sales by approximately $41 million in 2004 over 2003. Both acquisitions were accounted for in Industrial Controls.
      Our acquisitions in 2003 expanded our position in the small, high-speed diesel engine market. Synchro-Start Products, Inc., acquired in May 2003, designed and manufactured actuators, solenoids, and controls for industrial engines and equipment. Barber-Colman Dyna Products, acquired in August 2003, manufactured and distributed controls for off-highway diesel and gas engines and mobile industrial equipment.
      We also completed an acquisition of Adrenaline Research, Inc. in June 2004 to enhance our capabilities in advanced combustion electronics. We immediately integrated this acquisition into existing operations and did not separately measure the effect on sales, although we considered the effect insignificant.
      Aircraft Engine Systems’ sales volume changes: External net sales of Aircraft Engine Systems increased 6% in 2004 from 2003. We attribute most of the increase to higher revenue passenger miles experienced by airlines, which has driven greater utilization of aircraft and higher aftermarket sales for us. Even at the increased levels, however, we believe commercial aircraft production and commercial airline traffic were both low in 2004 relative to recent periods — in particular, periods immediately preceding the events of September 2001. We estimate approximately half of Aircraft Engine Systems’ sales were aftermarket sales in 2004 and 2003.
Costs and Expenses

In Thousands for the Year Ended September 30,	2005	2004	2003

Cost of goods sold	$623,680	$542,240	$450,676
Selling, general, and administrative expenses	79,858	70,949	67,310
Research and development costs	49,996	40,057	41,565
All other expense items	14,390	12,942	13,536
Curtailment gain	(7,825)	—	—
Interest and other income	(11,481)	(5,675)	(6,344)

Consolidated costs and expenses	$748,618	$660,513	$566,743

2005 Compared to 2004
      Cost of goods sold increased 15% in 2005 as compared to 2004, attributable to the following (in millions):

Increase in net sales	$90
Lower workforce management costs	(11)
Higher performance-based variable compensation	6
Changes in segment sales mix	3
Other factors, net	(7)
      The effect of increased sales on cost of goods sold was measured as if these costs increased in direct proportion to the 17% sales increase. However, there are many factors that affected cost of goods sold other than volume, the most important of which are discussed in the paragraphs that follow.
      We incurred cost of goods sold related to workforce management actions that totaled $1.7 million in 2005 and $12.4 million in 2004, netting to a decrease of $10.7 million. These costs were largely attributable to termination benefits for members in direct and indirect manufacturing functions.
      Variable compensation paid to members in direct and indirect manufacturing functions was higher in 2005 than in 2004. Each year, a portion of our members’ compensation will vary depending on performance-based factors, including consolidated financial results.
      The percent increase in Industrial Controls sales (22%) was greater than the percent increase in Aircraft Engine Systems sales (8%). However, Industrial Controls’ average margins are not as high as those of Aircraft Engine Systems. As a result, the resulting change in segment sales mix increased cost of goods sold.
      Among the other factors affecting cost of goods sold were the favorable operating leverage effect of the increased sales versus the fixed cost components of cost of goods sold, sales mix within each segment, and changes in material costs.
      Selling, general, and administrative expenses increased 13% in 2005 as compared to 2004, attributable to the following (in millions):

Higher performance-based variable compensation	$3
Internal control assessment and audit expenses	2
Other factors, net	4
      Variable compensation paid to members in selling and administrative functions was higher in 2005 than in 2004, driven by performance-based factors, including consolidated financial results.
      In 2005, we incurred significant expense in assessing our internal control over financial reporting, as required by the Sarbanes-Oxley Act of 2002. We also incurred higher external audit fees associated with the expanded audit scope required by the Act. Our report on the results of our assessment is included in “Item 9A — Controls and Procedures.” The report issued by our independent registered public accounting firm, PricewaterhouseCoopers LLP, is included in “Item 8 — Financial Statements and Supplementary Data.”
      Among the other factors affecting selling, general, and administrative expenses are normal variations in legal and other professional services and gains and losses related to transactions denominated in foreign currencies.
      Research and development costs increased 25% in 2005 over 2004 attributable to the following (in millions):

Industrial Controls’ development activities	$4
Aircraft Engine Systems’ development activities	3
Higher performance-based variable compensation	3
      We increased development activities in Industrial Controls, most notably in combustion sensing technologies and in product development for the turbine auxiliary market. Turbine auxiliary applications offer multiple opportunities to leverage our existing hydraulic and electric actuation and valve technologies for off-engine applications. We also work closely with our customers early in their own development and design stages, helping them by developing components and integrated systems that allow them to meet emissions requirements, increase fuel efficiency, and lower their costs.
      Aircraft Engine Systems’ development activities also increased, driven by new aircraft gas turbine programs for both commercial and military aircraft. Most significantly, we are developing components and an integrated fuel system for the new GEnx turbofan engine for the Boeing 787, Airbus A350, and Boeing 747 Advanced. We are also developing components for the GE Rolls-Royce F136 engine that is one of two propulsion choices to power Lockheed’s Joint Strike Fighter aircraft, and for the T700-GE-701D engine that will be used to upgrade the Sikorsky Black Hawk and Boeing Apache helicopters, among others.
      Variable compensation paid to members that performed research and development activities was higher in 2005 than in 2004, driven by performance-based factors, including consolidated financial results.
      Curtailment gain relates to an amount recognized in 2005 for the immediate effects of amendments to one of our retirement healthcare benefit plans. The amendment eliminated retirement healthcare benefits for members that will not attain age 55 and 10 years of service by January 1, 2006. In addition to the immediate recognition of a curtailment gain, our future net periodic benefit costs will be reduced from amounts that would have been recognized prior to the amendments. In the period immediately following the amendment, we expect the reduction in net periodic benefit costs to be approximately $5.5 million annually.
      Interest and other income increased in 2005 over 2004 primarily as a result of the sale of rights to our aircraft propeller synchronizer products to an unrelated third party, which resulted in a pre-tax gain of $3.8 million. In addition, our interest income increased in 2005 over 2004 as a result of higher cash balances.
      Sales associated with the aircraft propeller synchronizer products totaled approximately $2 million annually at the time we sold rights to the products to a third party.

2004 Compared to 2003
      Cost of goods sold increased 20% in 2004 as compared to 2003, attributable to the following (in millions):

Increase in net sales	$95
Cost effects associated primarily with the lower ratio of fixed costs to variable costs	(15)
Changes in segment sales mix	4
Higher performance-based variable compensation	6
Other factors, net	2
      Cost of goods sold would have increased $95 million in 2004 over 2003 had the increase been proportional to the 21% increase in net sales. However, cost of goods sold includes both variable and fixed cost components. The most significant reason cost of goods sold did not increase by $95 million was due to the operating leverage effect of the increased sales versus fixed costs.
      The percent increase in Industrial Controls’ sales was greater than the percent increase in Aircraft Engine Systems’ sales. However, Industrial Controls’ average margins are not as high as those of Aircraft Engine Systems. As a result, the relative change in the sales mix from one segment to the other increased our cost of goods sold by approximately $4 million in 2004 as compared to 2003.
      Among other factors affecting cost of goods sold were workforce management costs totaling $12.4 million in 2004 and workforce management costs and related facility consolidation costs totaling $10.1 million in 2003.
      Selling, general, and administrative expenses increased 5% in 2004 as compared to 2003, attributable to the following (in millions):

Incremental expenses of businesses acquired	$4
Higher performance-based variable compensation	4
Other factors, net	(4)
      Among the other factors affecting selling, general, and administrative expenses were workforce management costs totaling $0.5 million in 2004 and $1.8 million in 2003.

      Research and development costs decreased 4% in 2004 from 2003 due to normal variations in the timing of project expenditures.
Workforce Management Actions

In Thousands for the Year Ended September 30,	2005	2004	2003

Member termination benefits:
Industrial Controls	$2,144	$12,151	$5,092
Aircraft Engine Systems	—	—	3,956
Nonsegment	—	—	343

	2,144	12,151	9,391
Contractual pension termination benefits — Industrial Controls	—	1,800	—
Related costs of facility consolidation — Aircraft Engine Systems	1,770	—	2,560
Member termination benefits adjustments — Industrial Controls	(2,204)	(1,083)	—

Total costs of workforce management actions	$1,710	$12,868	$11,951

     2005 Actions
      The expenses in 2005 are directly related to the actions of 2004, which are discussed more fully in the section that follows.
     2004 Actions
      The actions in 2004 are primarily related to the consolidation of manufacturing operations in The Netherlands and United Kingdom with existing operations in the United States and Germany. The actions also involve the consolidation of a small manufacturing operation in Japan with an existing operation in China and sales force reductions in The Netherlands. These actions are being taken to streamline the organization by eliminating redundant manufacturing operations and to adjust the sales force in response to recent market shifts from Europe to Asia and North America. In total, approximately 250 positions will be eliminated from the three locations.
      The total cost for the 2004 actions is estimated to be approximately $16.0 million, of which $13.8 million was recognized in 2004 and $1.7 million was recognized in 2005.
      The termination benefits that were expensed in 2004 are related to ongoing termination benefit plans that we provide to our members and reflect expense for member service through September 30, 2004. The contractual pension termination benefits in 2004 are related to provisions of one of our retirement pension benefit plans that provide for early retirement benefits for certain plan participants in the event of a workforce management action. We also reduced accrued member termination benefits from the 2003 actions by $0.7 million in 2004 as a direct result of decisions to discontinue the remaining actions from the previous year given the newly-formed consolidation plans.
      The 2005 costs were for termination benefits that were earned by members in 2005, for other costs primarily associated with moving equipment and inventory to other locations, and for adjustments of amounts previously accrued for these actions. The accrual adjustments were made as a result of changes in estimates for termination benefits payable because of voluntary member resignations, the transfer of members to a third-party distributor, and more members electing early retirement options at a lower cost.
      The remaining estimated cost of $0.5 million is for termination benefits that will be earned by members over their remaining service period and for other costs primarily associated with moving equipment and inventory to other locations. We expect to expense the $0.5 million in 2006.
      Our cash expenses for the 2004 actions are expected to total $14.2 million, and the cash expenses have been or will be paid from available cash balances in 2005 and 2006 without the need for additional borrowings. The contractual pension termination benefits are non-cash expenses.
      Once fully implemented, annual savings are expected to range from $9.0 million to $11.0 million as compared to amounts that would have been incurred prior to the actions. These savings are primarily related to reduced personnel costs, although we anticipate some savings in travel and other costs due to the reduced headcount. Of the total savings, approximately 90% is expected to affect cost of goods sold and 10% selling, general, and administrative expenses. Savings will begin to be realized in the first quarter of 2006, increasing gradually through the end of the second quarter of 2006 when we expect to begin realizing the full savings level.
      We currently plan to continue to use the facilities and equipment located in The Netherlands, United Kingdom, and Japan after the actions are completed. We own all three facilities and each of them will have ongoing sales and service activities. In addition, the facility in the United Kingdom remains a key development site for diesel fuel injection products. We either have moved, or expect to move, the manufacturing equipment used by the three locations to other facilities.

2003 Actions
      Industrial Controls’ actions in 2003 were made to align staffing levels with expected demand and involved plans to eliminate 172 positions in various manufacturing, selling, and administrative functions worldwide. Payments associated with these actions totaled $3.1 million in 2003 and $1.1 million in 2004. In addition, the ending accrual for 2003 was reduced in 2004 by $1.1 million. We attributed $0.4 million of the accrual reduction to increased production levels and the decision to retain certain members to meet the increased demand. The remaining accrual adjustment of $0.7 million was related to members of the European operations affected by the 2004 actions and reflects the decision to discontinue the remaining 2003 actions given the newly-formed consolidation plans.
      Aircraft Engine Systems’ actions in 2003 were primarily associated with the consolidation of our servovalve operations into our Rockford, Illinois manufacturing facility to achieve production cost efficiencies. In total, 165 positions were eliminated, predominately involving direct and indirect manufacturing positions in Buffalo, New York. Payments associated with these actions totaled $3.9 million in 2003 and $0.1 million in 2004. Other costs directly associated with the consolidation of our servovalve operations totaled $2.6 million and were expensed and paid in 2003.
      The benefits of the 2003 actions have been reflected in our 2004 results.
Earnings

In Thousands for the Year Ended September 30,	2005	2004	2003

Segment earnings (loss):
Industrial Controls	$28,821	$6,437	$(11,588)
Aircraft Engine Systems	64,052	59,192	47,615

Total segment earnings	92,873	65,629	36,027
Nonsegment expenses	(17,935)	(12,100)	(12,323)
Curtailment gain	7,825	—	—
Interest expense and income	(3,655)	(4,237)	(3,765)

Consolidated earnings before income taxes	79,108	49,292	19,939
Income taxes	23,137	17,910	7,593

Consolidated net earnings	$55,971	$31,382	$12,346

2005 Compared to 2004
      Industrial Controls’ segment earnings were $29 million in 2005 compared to $6 million in 2004. The change was attributable to the following (in millions):

Increase in sales volume	$18
Workforce management actions, net	11
Higher performance-based variable compensation	(6)
Higher research and development costs	(4)
Other factors, net	3

      The effect of the increase in sales volume on Industrial Controls’ segment earnings was measured as if gross margins (external net sales less external cost of goods sold) had increased in direct proportion to the sales volume increase without other changes. However, there are many factors that affected segment earnings other than volume, the most important of which are discussed in the paragraphs that follow.
      Industrial Controls incurred costs related to workforce management actions that totaled $1.7 million in 2005 and $12.9 million in 2004, netting to a decrease of $11.2 million.
      Variable compensation paid to Industrial Controls’ members was higher in 2005 than in 2004, driven by performance-based factors, including consolidated financial results.
      Industrial Controls’ research and development cost increases were discussed previously as part of costs and expenses.
      Among other factors affecting the comparison of Industrial Controls’ segment earnings between 2005 and 2004 were the favorable operating leverage effect of the increased sales versus the fixed cost components of cost of goods sold and other fixed expenses, sales mix, changes in material costs, normal variations in legal services, and losses related to transactions denominated in foreign currencies.
      Aircraft Engine Systems’ segment earnings increased 8% in 2005 as compared to 2004, attributable to the following (in millions):

Increase in sales volume	$6
Gain on sale of product rights	4
Higher performance-based variable compensation	(4)
Higher research and development costs	(3)
Other factors, net	2
      The effect of the increase in sales volume on Aircraft Engine Systems’ segment earnings was measured as if gross margins had increased in direct proportion to the sales volume increase without other changes. However, there are many factors that affected segment earnings other than volume, the most important of which are discussed in the paragraphs that follow.
      Aircraft Engine Systems sold the rights to its propeller synchronizer products to an unrelated third party in 2005, which resulted in a pre-tax gain of $3.8 million.
      Variable compensation paid to Aircraft Engine Systems’ members was higher in 2005 than in 2004, driven by performance-based factors, including consolidated financial results.
      Aircraft Engine Systems’ research and development cost increases were discussed previously as part of costs and expenses.
      Among other factors affecting the comparison of Aircraft Engine Systems’ segment earnings between 2005 and 2004 were the favorable operating leverage effect of the increased sales versus the fixed cost components of cost of goods sold and other fixed expenses.
      Nonsegment expenses increased 48% in 2005 as compared to 2004, attributable to the following (in millions):

Internal control assessment and audit expenses	$2
Higher performance based variable compensation	2
Other factors, net	2
      In 2005, we incurred significant expense in assessing our internal control over financial reporting, as required by the Sarbanes-Oxley Act of 2002. We also incurred higher external audit fees associated with the expanded audit scope required by the Act. Our report on the results of our assessment is included in “Item 9A — Controls and Procedures.” The report issued by our independent registered public accounting firm, PricewaterhouseCoopers LLP, is included in “Item 8 — Financial Statements and Supplementary Data.”
      Variable compensation paid to corporate members was higher in 2005 than in 2004, driven by performance-based factors, including consolidated financial results.

      Among the other factors affecting nonsegment expenses are normal variations in legal and other professional services.
      Curtailment gain was discussed previously as part of costs and expenses.
      Income taxes were provided at an effective rate on earnings before income taxes of 29.2% in 2005 compared to 36.3% in 2004. The change in the effective tax rate was attributable to the following (as a percent of earnings before income taxes):

Change in estimates of taxes in 2005 for previous periods	(2.5)%
Change in effect of foreign losses on income taxes in 2005 as compared to 2004	(2.0)%
Research credit in 2005 as compared to 2004	(1.7)%
Other changes, net	(0.9)%
      Income taxes for 2005 were affected by changes in estimates of income taxes for previous years, which resulted from increases in the amounts of certain credits claimed and changes in the amounts of certain deductions taken. These changes reduced reported income taxes by $1.9 million, or 2.5% of earnings before income taxes.
      The effects of foreign losses on income taxes increased our effective tax rate by 0.1% in 2005 compared to 2.1% in 2004, a change of 2.0%. Foreign losses affect income taxes in situations in which we are unable to use the losses to offset earnings in particular tax jurisdictions, resulting in net operating loss carryfowards. In both years, we recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to foreign net operating loss carryforwards.
      The federal tax credit that we expect to take for 2005 for increasing research activities reduced our effective tax rate by 1.7% compared to 2004. The credit is based on the level of current year research costs relative to gross receipts and research costs in certain prior periods.
      Among the other changes in our effective tax rate were the effects of changes in the relative mix of earnings by tax jurisdiction, which affects the comparison of foreign and state income tax rates relative to the United States federal statutory rate.

2004 Compared to 2003
      Industrial Controls’ segment earnings were $6.4 million in 2004 compared to a segment loss of $11.6 million in 2003. The change was attributable to the following (in millions):

Increase in net sales volumes	$20
Cost effects associated primarily with the lower ratio of fixed costs to variable costs	8
Workforce management actions, net	(8)
Incremental expenses of businesses acquired	(6)
Lower research and development costs	5
Higher performance-based variable compensation	(4)
Other factors, net	3
      Industrial Controls’ segment earnings would have increased by approximately $20 million in 2004 over 2003 if the change in gross margin had been proportional to the 32% increase in net sales. However, cost of goods sold includes both variable and fixed cost components and other expenses affecting segment earnings are relatively fixed. As a result, segment earnings benefited from the operating leverage effect of the increased sales versus fixed costs.
      Industrial Controls’ workforce management actions resulted in the recognition of $12.9 million of expense in 2004 and $5.1 million in 2003, netting to a $7.8 million increase in 2004 over 2003.
      Our business acquisitions in 2003 and 2004 resulted in increases in selling, general, and administrative expenses of approximately $3.7 million and in amortization expense of approximately $2.0 million in 2004 over 2003.

      Industrial Controls’ research and development costs decreased in 2004 from 2003 due to variations in the timing of project expenditures, particularly for combustion control technologies that had relatively high expenditure levels in 2003.
      Variable compensation was primarily driven by consolidated results in 2004 and 2003.
      Among the other factors affecting the comparison of Industrial Controls’ segment earnings between 2004 and 2003 were the following items recognized in 2003: $1.1 million for the write-off of certain advance license fees, $1.0 million for lease termination expenses, and $0.7 million of expense for the transfer of an overseas pension to a different plan.
      Aircraft Engine Systems’ segment earnings increased 24% in 2004 as compared to 2003, attributable to the following (in millions):

Increase in net sales volumes	$5
Cost effects associated primarily with the lower ratio of fixed costs to variable costs	5
Workforce management actions, net	6
Higher performance-based variable compensation	(4)
      Aircraft Engine Systems’ segment earnings would have increased by approximately $4.7 million in 2004 over 2003 if the change in gross margin had been proportional to the 6% increase in net sales. However, cost of goods sold includes both variable and fixed cost components and other expenses affecting segment earnings are relatively fixed. As a result, segment earnings benefited from the operating leverage effect of the increased sales versus fixed costs.
      Aircraft Engine Systems’ workforce management actions resulted in the recognition of $6.5 million of expense in 2003. There were no actions or expense in 2004.
      Variable compensation was primarily driven by consolidated results in 2004 and 2003.
      Income taxes were provided at an effective rate on earnings before income taxes of 36.3% in 2004 compared to 38.1% in 2003. The effective rate change is primarily due to changes in the distribution of taxable earnings and losses by country.

Outlook
      Sales and earnings are expected to improve in 2006. We are currently targeting sales growth in the range of 3% to 6%. As a result of this sales increase and improvements in Industrial Controls’ segment earnings, we expect 2006 net earnings will be in the range of $5.00 to $5.25 per diluted share.
      Industrial Controls’ earnings are expected to improve to approximately 10% of sales. Among other factors, the improvement in Industrial Controls’ earnings includes savings resulting from the consolidation of our European operations, which were discussed previously in the section on workforce management actions.
      In relation to its sales, Aircraft Engine Systems’ earnings in 2006 are expected to remain near the levels achieved in the last two years.
      Our effective income tax rate is expected to increase in 2006 from 2005. There were several factors that reduced our 2005 effective tax rate that we do not expect will recur in 2006. We currently believe our 2006 effective tax rate will be nearer to our 2004 rate, which was 36.3%.
      Our net earnings expectation for 2006 includes expense for stock compensation, which will be reflected in our consolidated income statements for the first time in 2006. Had we recognized expense for stock compensation in 2005, net earnings for 2005 would have decreased by $0.11 per diluted share. A discussion of the recent accounting pronouncement underlying this accounting change is included in the Notes to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

FINANCIAL CONDITION
Assets

In Thousands at September 30,	2005	2004

Industrial Controls	$370,220	$364,584
Aircraft Engine Systems	208,140	205,580
Nonsegment assets	127,106	84,130

Consolidated total assets	$705,466	$654,294

      Industrial Controls’ segment assets at September 30, 2005, increased over the prior year, driven by higher levels of business activity in 2005 as compared to 2004, which resulted in higher accounts receivable and inventories. These increases were partially offset by decreases in Industrial Controls’ net property, plant, and equipment and intangibles, as depreciation and amortization exceeded additions in 2005.
      Aircraft Engine Systems’ segment assets at September 30, 2005, increased over the prior year, primarily as a result of higher levels of business activity in 2005 and 2004, which resulted in higher accounts receivable and inventories.
      Nonsegment assets at September 30, 2005, increased over the prior year primarily because of increases in cash and cash equivalents. Net cash flows provided by operating activities exceeded net cash flows used in investing and financing activities in 2005.
Other Balance Sheet Measures

In Thousands at September 30,	2005	2004

Working capital	$241,066	$197,524
Long-term debt, less current portion	72,942	88,452
Other liabilities	71,548	68,709
Commitments and contingencies
Shareholders’ equity	432,469	385,861

      Working capital (total current assets less total current liabilities) at September 30, 2005, increased over the prior year primarily as a result of increases in cash and cash equivalents. Our cash position at September 30, 2005, reflects the results of cash flows during the year and the fact that most of our debt is represented by senior notes payable in 2006 through 2012.
      Long-term debt, less current portion at September 30, 2005, decreased from the prior year to reflect the amount of long-term debt that is due in 2006. Required future payments for long-term debt principal, operating lease commitments, and purchase obligations at September 30, 2005, were as follows:

In Thousands for the Year(s) Ended September 30,	2006	2007/2008	2009/2010	Thereafter

Long-term debt	$14,426	$28,852	$21,428	$21,429
Operating leases	3,600	5,000	3,000	2,000
Purchase obligations	76,357	1,070	—	—

      We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175 million if we choose. The line of credit facility expires on March 11, 2010. In addition, we have other line of credit facilities, which totaled $26.4 million at September 30, 2005, that are generally reviewed annually for renewal. The total amount of borrowing under all facilities was $8.4 million at September 30, 2005. The weighted-average interest rate for outstanding borrowings under these line of credit facilities was 2.3% at September 30, 2005.
      Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to EBITDA, as defined in the agreements. We were in compliance with all covenants at September 30, 2005.

      We enter into purchase obligations with suppliers in the normal course of business, on a short-term basis.
      Commitments and contingencies at September 30, 2005, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $5 million in the aggregate.
      We file income tax returns in various jurisdictions worldwide, which are subject to audit. We have accrued for our estimate of the most likely amount of expense that we believe will result from income tax audit adjustments.
      We do not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.
      In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.
      Shareholders’ equity at September 30, 2005, increased 12% over the prior year. Increases due to net earnings, sales of treasury stock, and tax benefits applicable to stock options were partially offset by cash dividend payments and purchases of treasury stock.
      On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and private transactions over a three-year period. We purchased $7.3 million of our common stock in 2005 under this authorization.
      On September 28, 2005, the Board of Directors voted to recommend to shareholders at the January 25, 2006 annual meeting of shareholders a three-for-one split of the common stock of the company, and an increase in the authorized shares. If the action is approved, each shareholder will receive two additional shares for each share of common stock held as of the record date of the split. The effects of the stock split will not be reflected in financial statements until shareholder approval is obtained.
Cash Flows

In Thousands for the Year Ended September 30,	2005	2004	2003

Net cash provided by operating activities	$69,432	$85,215	$60,775
Net cash used in investing activities	(22,909)	(20,272)	(75,701)
Net cash provided by (used in) financing activities	(10,503)	(39,895)	8,325

     2005 Compared to 2004
      Net cash flows provided by operating activities decreased 19% in 2005 from 2004. Both operating cash receipts and disbursements increased in 2005 over 2004 due to higher sales volume. However, cash paid to employees and suppliers increased at a greater rate than cash collected from customers, reflecting normal variations in collection and payment patterns. In addition, income tax payments increased in 2005 over 2004, resulting in an income tax receivable position at September 30, 2005, compared to a payable position at September 30, 2004.
      Net cash flows used in investing activities increased by $2.6 million in 2005 as compared to 2004. This reflected an increase in capital expenditures of $7.9 million, which was partially offset by the effects of changes in proceeds from the sale of property, plant, and equipment, and net payments associated with business acquisitions that were made in 2004.
      Net cash flows used for financing activities decreased by $29.5 million between 2005 and 2004, primarily as a result of changes in borrowings activity. Net proceeds from borrowings totaled $2.0 million in 2005 compared to net payments of borrowings of $30.4 million in 2004. In addition, both proceeds from the sale of treasury stock, which were related to the exercise of stock options, and purchases of treasury stock were higher in 2005 than in 2004. The effect of these treasury stock transactions on cash flows resulted in net use of cash of $0.6 million in 2005 and a net source of cash of $1.3 million in 2004. Our dividend payments also increased by $1.0 million in 2005 over 2004 as a result of increases in our quarterly dividend rate.
      Our 2005 treasury stock purchases were made in connection with a January 26, 2005, authorization by the Board of Directors to repurchase up to $30 million of our common stock on the open market and private transactions over a three-year period. The 2004 treasury stock purchases were made in connection with a Board authorization that expired in November 2004.
     2004 Compared to 2003
      Net cash flows provided by operating activities increased 40% in 2004 over 2003. Both operating cash receipts and disbursements increased in 2004 over 2003 due to higher sales volume. However, cash collected from customers increased at a greater rate than cash paid to employees and suppliers, reflecting increased earnings and normal variations in collection and payment patterns.
      Net cash flows used in investing activities decreased by $55.4 million in 2004 as compared to 2003. This change primarily resulted from Industrial Controls’ business acquisitions, for which payments totaling $2.3 million were made in 2004 compared to $57.7 million in 2003.
      Net cash flows for financing activities changed by $48.2 million between 2003 and 2004. Our net repayment of borrowings totaled $30.4 million in 2004 compared to increased net borrowings totaling $27.5 million in 2003. The higher borrowings in 2003 were primarily related to the use of cash for business acquisitions in 2003. In addition, we used $1.5 million of cash to acquire treasury stock in 2004, down from $9.5 million in 2003. These stock purchases were made in connection with a November 20, 2002, authorization by the Board of Directors to repurchase up to $20 million of our common stock from time to time in open market and private transactions over the two years following the authorization. Dividends were approximately the same in both years.
     Outlook
      Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months.
      Payments of our $75 million of senior notes are due over the 2006 – 2012 timeframe. Also, we have a $100 million line of credit facility that includes an option to increase the amount of the line up to $175 million that does not expire until March 11, 2010. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.
Recent Accounting Pronouncements
      A discussion of recent accounting pronouncements is included in the Notes to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
      Disclosures about market risk are included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Earnings	WOODWARD

	Year Ended September 30,

	2005	2004	2003

	(In thousands except per share amounts)
Net sales	$827,726	$709,805	$586,682

Costs and expenses:
Cost of goods sold	623,680	542,240	450,676
Selling, general, and administrative expenses	79,858	70,949	67,310
Research and development costs	49,996	40,057	41,565
Amortization of intangible assets	7,087	6,905	4,870
Curtailment gain	(7,825)	—	—
Interest expense	5,814	5,332	4,635
Interest income	(2,159)	(1,095)	(870)
Other income	(9,322)	(4,580)	(5,474)
Other expense	1,489	705	4,031

Total costs and expenses	748,618	660,513	566,743

Earnings before income taxes	79,108	49,292	19,939
Income taxes	23,137	17,910	7,593

Net earnings	$55,971	$31,382	$12,346

Net earnings per share:
Basic	$4.91	$2.78	$1.10
Diluted	4.78	2.71	1.08

Weighted-average number of shares outstanding:
Basic	11,400	11,286	11,246
Diluted	11,709	11,565	11,389

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	WOODWARD

	At September 30,

	2005	2004

	(In thousands except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$84,597	$48,895
Accounts receivable, less allowance for losses of $1,965 for 2005 and $2,836 for 2004	107,403	99,277
Inventories	149,336	138,708
Income taxes receivable	5,330	—
Deferred income taxes	18,700	16,852
Other current assets	4,207	5,064

Total current assets	369,573	308,796

Property, plant, and equipment — net	114,787	117,310
Goodwill	131,035	131,542
Other intangibles — net	78,564	85,711
Deferred income taxes	2,310	4,318
Other assets	9,197	6,617

Total assets	$705,466	$654,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,419	$5,833
Current portion of long-term debt	14,426	956
Accounts payable	37,015	35,207
Accrued liabilities	68,647	65,573
Income taxes payable	—	3,703

Total current liabilities	128,507	111,272

Long-term debt, less current portion	72,942	88,452
Other liabilities	71,548	68,709
Commitments and contingencies

Shareholders’ equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	25,854	15,878
Accumulated other comprehensive earnings	10,904	12,038
Deferred compensation	5,402	4,461
Retained earnings	425,568	381,458

	467,834	413,941
Less: Treasury stock, at cost, 718 shares for 2005 and 814 shares for 2004	29,963	23,619
Treasury stock held for deferred compensation, at cost, 138 shares for 2005 and 125 shares for 2004	5,402	4,461

Total shareholders’ equity	432,469	385,861

Total liabilities and shareholders’ equity	$705,466	$654,294

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	WOODWARD

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$55,971	$31,382	$12,346

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,538	32,761	32,418
Curtailment gain	(7,825)	—	—
Contractual pension termination benefits	—	1,800	—
Net loss (gain) on sale of property, plant, and equipment	(68)	319	1,613
ESOP compensation expense	—	—	1,418
Deferred income taxes	2,627	(1,988)	8,540
Reclassification of unrealized losses on derivatives to earnings	321	300	279
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(9,213)	(9,639)	(1,759)
Inventories	(11,122)	(10,592)	13,725
Accounts payable and accrued liabilities	6,422	26,751	(6,031)
Income taxes payable	(9,270)	6,298	(4,695)
Other — net	10,051	7,823	2,921

Total adjustments	13,461	53,833	48,429

Net cash provided by operating activities	69,432	85,215	60,775

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(26,615)	(18,698)	(18,802)
Proceeds from sale of property, plant, and equipment	3,706	367	770
Receipts associated with business acquisition	—	395	—
Business acquisitions, net of cash acquired	—	(2,336)	(57,669)

Net cash used in investing activities	(22,909)	(20,272)	(75,701)

Cash flows from financing activities:
Cash dividends paid	(11,861)	(10,832)	(10,707)
Proceeds from sales of treasury stock	6,674	2,875	1,043
Purchases of treasury stock	(7,292)	(1,547)	(9,503)
Net proceeds (payments) from borrowings under revolving lines	2,899	(30,391)	24,393
Proceeds from long-term debt	—	—	5,099
Payments of long-term debt	(923)	—	(2,000)

Net cash provided by (used in) financing activities	(10,503)	(39,895)	8,325

Effect of exchange rate changes on cash	(318)	(211)	831

Net change in cash and cash equivalents	35,702	24,837	(5,770)
Cash and cash equivalents, beginning of year	48,895	24,058	29,828

Cash and cash equivalents, end of year	$84,597	$48,895	$24,058

Supplemental cash flow information:
Interest expense paid	$5,654	$5,696	$4,884
Income taxes paid	24,768	9,919	3,399
Noncash investing activities:
Liabilities assumed in business acquisitions	—	505	5,832

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity	WOODWARD

	Year Ended September 30,

	2005	2004	2003

	(In thousands except per share
	amounts)
Common stock
Beginning and ending balance	$106	$106	$106

Additional paid-in capital
Beginning balance	$15,878	$14,234	$13,850
Sales of treasury stock	1,894	878	(117)
Deferred compensation transfer	657	—	335
Tax benefit applicable to stock options	3,403	766	166
Treasury stock cost adjustment	4,022	—	—

Ending balance	$25,854	$15,878	$14,234

Unearned ESOP compensation
Beginning balance	$—	$—	$1,418
ESOP compensation expense	—	—	(1,418)

Ending balance	$—	$—	$—

Accumulated other comprehensive earnings
Beginning balance	$12,038	$9,625	$2,823
Foreign currency translation adjustments, net of reclassification to earnings	336	2,628	6,368
Reclassification of unrealized losses on derivatives to earnings	200	186	173
Minimum pension liability adjustment	(1,670)	(401)	261

Ending balance	$10,904	$12,038	$9,625

Deferred compensation
Beginning balance	$4,461	$4,377	$—
Deferred compensation invested in the company’s common stock	984	120	4,377
Deferred compensation settled with the company’s common stock	(43)	(36)	—

Ending balance	$5,402	$4,461	$4,377

Retained earnings
Beginning balance	$381,458	$360,908	$359,248
Net earnings	55,971	31,382	12,346
Cash dividends — $1.04 per common share in 2005, $0.96 per common share in 2004, and $0.9525 per common share in 2003	(11,861)	(10,832)	(10,707)
Tax benefit applicable to ESOP dividend	—	—	21

Ending balance	$425,568	$381,458	$360,908

Treasury stock
Beginning balance	$23,619	$24,069	$19,708
Purchases of treasury stock	7,292	1,547	9,503
Sales of treasury stock	(4,780)	(1,997)	(1,160)
Deferred compensation transfer	(190)	—	(3,982)
Treasury stock cost adjustment	4,022	—	—

Ending balance	$29,963	$23,619	$24,069

Consolidated Statements of Shareholders’ Equity — (Continued)	WOODWARD

	Year Ended September 30,

	2005	2004	2003

	(In thousands except per share
	amounts)
Treasury stock held for deferred compensation
Beginning balance	$4,461	$4,377	$—
Deferred compensation transfer	847	—	4,317
Share distributions	(43)	(36)	—
Automatic dividend reinvestment	137	120	60

Ending balance	$5,402	$4,461	$4,377

Total shareholders’ equity
Beginning balance	$385,861	$360,804	$354,901

Effect of changes among components of shareholders’ equity:
Additional paid-in capital	9,976	1,644	384
Unearned ESOP compensation	—	—	1,418
Accumulated other comprehensive earnings	(1,134)	2,413	6,802
Deferred compensation	941	84	4,377
Retained earnings	44,110	20,550	1,660
Treasury stock	(6,344)	450	(4,361)
Treasury stock held for deferred compensation	(941)	(84)	(4,377)

Total effect of changes among components of shareholders’ equity	46,608	25,057	5,903

Ending balance	$432,469	$385,861	$360,804

Total comprehensive earnings
Net earnings	$55,971	$31,382	$12,346

Other comprehensive earnings:
Foreign currency translation adjustments, net of reclassification to earnings	336	2,628	6,368
Reclassification of unrealized losses on derivatives to earnings	200	186	173
Minimum pension liability adjustment	(1,670)	(401)	261

Total other comprehensive earnings	(1,134)	2,413	6,802

Total comprehensive earnings	$54,837	$33,795	$19,148

Common stock, number of shares
Beginning and ending balance	12,160	12,160	12,160

Treasury stock, number of shares
Beginning balance	844	901	832
Purchases of treasury stock	91	24	229
Sales of treasury stock	(205)	(81)	(37)
Deferred compensation transfer	(12)	—	(123)

Ending balance	718	844	901

Treasury stock held for deferred compensation, number of shares
Beginning balance	125	124	—
Deferred compensation transfer	12	—	123
Share distributions	(1)	(1)	—
Automatic dividend reinvestment	2	2	1

Ending balance	138	125	124

See accompanying Notes to Consolidated Financial Statements.

WOODWARD
Notes to Consolidated Financial Statements
(In thousands of dollars except per share amounts)

Note 1.	Significant accounting policies:
      Principles of consolidation: The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Transactions within and between these companies are eliminated. Results of joint ventures in which the company does not have a controlling financial interest are included in the financial statements using the equity method of accounting.
      Use of estimates: Financial statements prepared in conformity with accounting principles generally accepted in the United States require the use of estimates and assumptions that affect amounts reported. Actual results could differ materially from our estimates.
      Foreign currency translation: The assets and liabilities of substantially all subsidiaries outside the United States are translated at year-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings as a separate component of shareholders’ equity and are presented net of tax effects in the consolidated statements of shareholders’ equity. The effect of changes in exchange rates on loans between consolidated subsidiaries that are not expected to be repaid in the foreseeable future are also accumulated with other comprehensive earnings.
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
      Stock-based compensation: We use the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we do not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant. The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation:

Year Ended September 30,	2005	2004	2003

Reported net earnings	$55,971	$31,382	$12,346
Compensation expense using the fair value method, net of income tax benefits	1,502	1,400	1,025

Pro forma net earnings	$54,469	$29,982	$11,321

Reported net earnings per share amounts:
Basic	$4.91	$2.78	$1.10
Diluted	4.78	2.71	1.08
Pro forma net earnings per share amounts:
Basic	$4.78	$2.66	$1.01
Diluted	4.67	2.60	0.99

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
      Research and development costs: Expenditures related to new product development activities are expensed when incurred and are separately reported in the consolidated statements of earnings.
      Income taxes: Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company’s assets and liabilities. We provide for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings that we consider to be permanently reinvested.
      Cash equivalents: Highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
      Accounts receivable: Virtually all our sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced. In the normal course of business, not all accounts receivable are collected and, therefore, we provide an allowance for losses of accounts receivable equal to the amount that we believe ultimately will not be collected. We consider customer-specific information related to delinquent accounts, past loss experience, and current economic conditions in establishing the amount of our allowance. Accounts receivable losses are deducted from the allowance and the related accounts receivable balances are written off when the receivables are deemed uncollectible. Recoveries of accounts receivable previously written off are recognized when received.
      Inventories: Inventories are valued at the lower of cost or market, with cost being determined on a first-in, first-out basis.
      Property, plant, and equipment: Property, plant, and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets, ranging from 5 to 45 years for buildings and improvements and 3 to 15 years for machinery and equipment. Assets placed in service after September 30, 1998, are depreciated using the straight-line method and assets placed in service as of and prior to September 30, 1998, are depreciated principally using accelerated methods. Assets are tested for recoverability whenever events or circumstances indicate the carrying value is not recoverable.
      Goodwill: Goodwill represents the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment on an annual basis (as of April 1) and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
      The goodwill impairment test is a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount, including goodwill. The goodwill is considered potentially impaired if the carrying amount of the reporting unit exceeds its fair value. The second step is performed for all goodwill that is potentially impaired. In this step, we compare the implied fair value of the goodwill of the reporting unit to the carrying amount of that goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized when a business combination is determined. If the carrying amount of goodwill exceeds the implied fair value of goodwill, we would recognize an impairment loss to reduce the carrying amount to its implied fair value.
      A reporting unit is the level at which goodwill is tested for impairment. A reporting unit is an operating segment or a component one level below an operating segment if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Two or more components would be aggregated and considered a single reporting unit if the components have similar economic conditions. In our most recent impairment test, we determined our operating segments were our reporting units for purposes of our impairment tests.
      Other intangibles: Other intangibles are recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
combination with a related contract, asset, or liability. An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Currently, all of our intangibles have an estimated useful life and are being amortized. Impairment losses are recognized if the carrying amount of an intangible exceeds its fair value.
      Deferred compensation: Deferred compensation obligations will be settled either by delivery of a fixed number of shares of the company’s common stock (in accordance with certain eligible members’ irrevocable elections) or in cash. We have contributed shares of common stock of the company into a trust established for the future settlement of deferred compensation obligations that are payable in shares of the company’s common stock. Common stock held by the trust is reflected in the consolidated balance sheet as treasury stock held for deferred compensation, and the related deferred compensation obligation is reflected as a separate component of equity in amounts equal to the fair value of the common stock at the dates of contribution. These accounts are not adjusted for subsequent changes in fair value of the common stock. Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the underlying contract and are reflected in the consolidated balance sheet as an accrued expense.
      Derivatives: We recognize derivatives, which are used to hedge risks associated with interest rates, as assets or liabilities at fair value. These derivatives are designated as hedges of our exposure to changes in the fair value of long-term debt or as hedges of our exposure to variable cash flows of future interest payments. The gain or loss in the value of a derivative designated as a fair value hedge is recognized in earnings in the period of change together with an offsetting loss or gain on long-term debt. The effective portion of a gain or loss in the value of a derivative designated as a cash flow hedge is initially reported as a component of other comprehensive earnings and is subsequently reclassified into earnings when the future interest payments affect earnings. The ineffective portion of the gain or loss in the value of a derivative designated as a cash flow hedge is reported in earnings immediately.
      ESOP compensation: The company’s member Investment and Stock Ownership Plan, a qualified employee stock ownership plan (ESOP), used proceeds from a loan that was guaranteed by the company to buy 1,027,224 shares of the company’s common stock in 1992. The ESOP debt was included in the company’s consolidated balance sheet as long-term debt and the cost of the shares purchased by the ESOP was included in the consolidated balance sheet as a component of shareholders’ equity. ESOP compensation was recognized as shares were allocated to plan participants using the shares-allocated method. All debt had been repaid and all shares had been allocated prior to September 30, 2003.
      New accounting standards: In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs.” The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current-period charges. This Statement also requires that allocations of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Statement becomes effective for us on October 1, 2005. We currently do not expect that application of this Statement will have any material effect on our financial statements.
      In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Among its provisions, the revised Statement will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. In accordance with a Securities and Exchange Commission rule issued in April 2005, this revised Statement becomes effective for us on October 1, 2005. As described in Note 1 to these financial statements, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, adoption of this revised Statement is expected to reduce our net earnings in interim and annual periods after adoption. The amount of reduction in net earnings will depend on the number of options granted, the vesting periods of options granted,

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
and the fair value of options granted, as determined using the Black-Scholes option-pricing model. We believe the best indication of the approximate immediate net earnings effect of adopting the provisions of this revised Statement may be determined by reviewing Note 1 to these financial statements, which shows that net earnings for 2005 would have decreased by $0.11 per diluted share if we had used the fair value method to account for stock-based employee compensation. Also, concurrent with our adoption of the revised Statement, we will begin to use the non-substantive vesting period approach for attributing stock-based employee compensation to individual periods. The nominal vesting period approach was used in determining the stock-based compensation expense for our pro forma net earnings disclosure in Note 1 to these financial statements. The change in attribution method will not affect the ultimate amount of stock-based employee compensation expense recognized, but could accelerate the recognition of such expense in the event there are non-substantive vesting conditions, such as retirement eligibility provisions. However, our pro forma net earnings would not have been materially different from amount disclosed in Note 1 had we used the non-substantive vesting period approach rather than the nominal vesting period approach.

Note 2.	Business acquisitions:
      In June 2004, we acquired assets and assumed certain liabilities of Adrenaline Research, Inc., specialists in advanced combustion electronics. Our cost for this acquisition totaled $2,896, and we recognized $3,139 as other intangibles in the Industrial Controls segment. We are using an amortization period of seventeen years for these intangibles. If we had completed this acquisition on October 1, 2002, net sales and net earnings for 2004 and 2003 would not have been materially different from amounts reported in the consolidated statements of earnings.
      In May 2003, we acquired 100 percent of the common stock of Synchro-Start Products, Inc., and in August 2003, we acquired assets and assumed certain liabilities of Barber-Colman Dyna Products, a division of Invensys Building Systems, Inc. Synchro-Start Products, Inc. specializes in the design and manufacture of actuators, solenoids, and controls for industrial engines and equipment. Barber-Colman Dyna Products manufactures and distributes controls for off-highway diesel and gas engines and mobile industrial equipment. Our cost for these acquisitions totaled $58,084, of which $12,329 was recognized as goodwill, $20,607 was recognized as customer relationships, and $5,940 was recognized as other intangibles, all in the Industrial Controls segment. We are using weighted-average amortization periods of eleven years for customer relationships, nine years for other intangibles, and eleven years in the aggregate. The total amount of goodwill is expected to be fully deductible for income tax purposes. If we had completed these acquisitions on October 1, 2002, net sales and net earnings for 2003 would not have been materially different from amounts reported in the consolidated statements of earnings.

Note 3.	Income taxes:
      Income taxes consisted of the following:

Year Ended September 30,	2005	2004	2003

Current:
Federal	$18,149	$12,400	$606
State	2,995	2,481	292
Foreign	(675)	6,148	2,294
Deferred	2,668	(3,119)	4,401

	$23,137	$17,910	$7,593

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
      Earnings before income taxes by geographical area consisted of the following:

Year Ended September 30,	2005	2004	2003

United States	$81,244	$39,054	$22,279
Other countries	(2,136)	10,238	(2,340)

	$79,108	$49,292	$19,939

      Deferred income taxes presented in the consolidated balance sheets are related to the following:

At September 30,	2005	2004

Deferred tax assets:
Retirement healthcare and early retirement benefits	$18,434	$20,304
Foreign net operating loss carryforwards	18,694	18,629
Inventory	10,006	8,531
Other	24,022	23,623
Valuation allowance	(17,769)	(18,629)

Total deferred tax assets, net of valuation allowance	53,387	52,458

Deferred tax liabilities:
Intangibles — net	(22,781)	(19,190)
Other	(9,596)	(12,098)

Total deferred tax liabilities	(32,377)	(31,288)

Net deferred tax assets	$21,010	$21,170

      At September 30, 2005, we have not provided for taxes on undistributed foreign earnings of $17,777 that we consider permanently reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to the company, or if we sell our stock in the subsidiaries. However, we believe that foreign tax credits would largely offset any income tax that might otherwise be due.
      We recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to certain foreign net operating loss carryforwards. Under existing laws, these net operating losses may be carried forward indefinitely. However, we are uncertain whether we will generate taxable earnings in the particular tax jurisdictions necessary to benefit from these carryforwards. All other deferred tax assets are expected to be realized through future earnings. The changes in the valuation allowance were as follows:

Year Ended September 30,	2005	2004

Beginning balance	$(18,629)	$(16,528)
Foreign net operating loss carryforward	860	(2,101)

Ending balance	$(17,769)	$(18,629)

      Foreign net operating loss carryforward amounts in the preceding table includes the translation effects of changes in foreign currency exchange rates.

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
      The reasons for the differences between our effective income tax rate and the United States statutory federal income tax rate were as follows:

Percent of Pretax Earnings,
Year Ended September 30,	2005	2004	2003

Statutory rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	2.5	3.6	3.0
Foreign loss effect	0.1	2.1	9.7
Foreign tax rate differences	(0.7)	—	(3.3)
Foreign sales benefits	(3.3)	(3.4)	(3.9)
ESOP dividends on allocated shares	(0.8)	(1.1)	(2.7)
Research credit	(1.7)	—	—
Change in estimate of taxes for previous periods	(2.5)	—	—
Other items, net	0.6	0.1	0.3

Effective rate	29.2	36.3	38.1

      The change in estimate of taxes for previous periods in 2005 resulted from increases in the amount of certain credits claimed and changes in the amount of certain deductions taken as compared to prior estimates.

Note 4.	Earnings per share:

Year Ended September 30,	2005	2004	2003

Net earnings(A)	$55,971	$31,382	$12,346

Determination of shares, in thousands:
Weighted-average shares of common stock outstanding(B)	11,400	11,286	11,246
Assumed exercise of stock options	309	279	143

Weighted-average shares of common stock outstanding assuming dilution(C)	11,709	11,565	11,389

Net earnings per share:
Basic(A/ B)	$4.91	$2.78	$1.10
Diluted(A/ C)	4.78	2.71	1.08

      The weighted-average shares of common stock outstanding included the weighted-average shares held for deferred compensation obligations of 130,465 for 2005, 124,965 for 2004, and 71 for 2003.
      The following stock options were outstanding during 2005, 2004, and 2003 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the respective periods:

Year Ended September 30,	2005	2004	2003

Options	1,603	11,648	435,230
Weighted-average exercise price	$84.82	$70.37	$47.12

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Note 5.	Inventories:

At September 30,	2005	2004

Raw materials	$4,876	$3,304
Component parts	97,429	88,760
Work in process	28,326	30,237
Finished goods	18,705	16,407

	$149,336	$138,708

Note 6.	Property, plant, and equipment:

At September 30,	2005	2004

Land	$9,766	$10,380
Buildings and improvements	153,567	149,361
Machinery and equipment	238,550	237,677
Construction in progress	4,905	2,044

	406,788	399,462
Less accumulated depreciation	292,001	282,152

Property, plant, and equipment — net	$114,787	$117,310

      Depreciation expense totaled $24,451 in 2005, $25,856 in 2004, and $27,548 in 2003.

Note 7.	Goodwill:

Year Ended September 30,	2005	2004

Industrial Controls:
Beginning balance	$69,420	$71,498
Reclassification	—	(3,491)
Foreign currency exchange rate changes	(507)	1,413

Ending balance	$68,913	$69,420

Aircraft Engine Systems:
Beginning and ending balance	$62,122	$62,122

Consolidated:
Beginning balance	$131,542	$133,620
Reclassification	—	(3,491)
Foreign currency exchange rate changes	(507)	1,413

Ending balance	$131,035	$131,542

      We finalized accounting for an August 2003 business acquisition in 2004, which resulted in a reclassification of amounts from goodwill primarily to other intangibles.

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Note 8.	Other intangibles — net:

At September 30,	2005	2004

Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$37,387
Accumulated amortization	(8,814)	(6,215)

	28,573	31,172

Other:
Amount acquired	31,207	31,502
Accumulated amortization	(10,194)	(7,490)

	21,013	24,012

Total	$49,586	$55,184

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(6,979)	(6,027)

	21,568	22,520

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(4,375)	(3,778)

	7,410	8,007

Total	$28,978	$30,527

Consolidated:
Customer relationships:
Amount acquired	$65,934	$65,934
Accumulated amortization	(15,793)	(12,242)

	50,141	53,692

Other:
Amount acquired	42,992	43,287
Accumulated amortization	(14,569)	(11,268)

	28,423	32,019

Total	$78,564	$85,711

      Amortization expense associated with current intangibles is expected to be approximately $7,000 for 2006, $6,600 for 2007, $5,800 for 2008, $5,500 for 2009, and $5,300 for 2010.

Note 9.	Short-term borrowings:
      Short-term borrowings reflect borrowings under certain bank lines of credit. The total amount available under these lines of credit, including outstanding borrowings, totaled $25,695 at September 30, 2005, and $26,426 at September 30, 2004. Interest on borrowings under the lines of credit is based on various short-term rates. Several of the lines assess commitment fees. The lines are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the banks. The weighted-average interest rate for

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
outstanding borrowings was 2.3% at September 30, 2005, 2.8% at September 30, 2004, and 3.2% at September 30, 2003.

Note 10.	Long-term debt:

At September 30,	2005	2004

Senior notes — 6.39%	$75,000	$75,000
Term note — 5.75%	11,135	12,422
Fair value hedge adjustments:
Interest rate swap agreements	—	(895)
Unrecognized discontinued hedge gains	1,233	2,881

	87,368	89,408
Less current portion	14,426	956

	$72,942	$88,452

      The senior notes, which are held by multiple institutions, and the term note, which is held by a bank in Germany, are uncollateralized. Required future principal payments of the senior notes and the term note at September 30, 2005, are $14,426 in 2006, $14,426 in 2007, $14,426 in 2008, $10,714 in 2009, $10,714 in 2010, and $21,429 thereafter.
      We also have a revolving line of credit facility that involves uncollateralized financing arrangements with a syndicate of U.S. banks. There is $100,000 available under the revolving line of credit facility and an option to increase the amount of the line to $175,000. This line of credit expires March 11, 2010. Interest rates on borrowings under the line vary with LIBOR, the money market rate, or the prime rate. At September 30, 2005, there were no outstanding borrowings against the line.
      Previously, we had effectively offset our exposure to changes in the fair value of a portion of the senior notes by entering into interest rate swap agreements that swapped interest payments at a fixed rate for rates that varied with LIBOR. The fair value of these swap agreements were shown as an adjustment of long-term debt to the extent that they were assessed as having no hedge ineffectiveness. At September 30, 2005, there were no interest rate swap agreements.
      We also discontinued certain interest rate swaps that were previously designated as fair value hedges of long-term debt. These actions resulted in gains that are recognized as a reduction of interest expense over the term of the associated hedged debt using the effective interest method. The unrecognized portion of the gain is presented as an adjustment to long-term debt.
      Provisions of the debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to EBITDA, as defined in the agreements.

Note 11.	Accrued liabilities:

At September 30,	2005	2004

Salaries and other member benefits	$40,629	$41,236
Warranties	5,692	6,401
Taxes, other than on income	4,828	4,214
Other items — net	17,498	13,722

	$68,647	$65,573

      Salaries and other member benefits include accrued termination benefits totaling $4,935 at September 30, 2005, and $12,000 at September 30, 2004. Changes in accrued termination benefits were as follows:

Year Ended September 30,	2005	2004

Industrial Controls:
Beginning balance	$12,000	$2,037
Expense:
Cost of goods sold	2,066	11,611
Selling, general, and administrative expenses	78	540
Accrual adjustments	(2,204)	(1,083)
Foreign currency exchange rate changes	36	170
Payments	(7,041)	(1,275)

Ending balance	$4,935	$12,000

Aircraft Engine Systems:
Beginning balance	$—	$104
Expense:
Cost of goods sold	—	—
Selling, general, and administrative expenses	—	—
Payments	—	(104)

Ending balance	$—	$—

Nonsegment:
Beginning balance	$—	$58
Expense-Selling, general, and administrative expenses	—	—
Payments	—	(58)

Ending balance	$—	$—

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Year Ended September 30,	2005	2004

Consolidated:
Beginning balance	$12,000	$2,199
Expense:
Cost of goods sold	2,066	11,611
Selling, general, and administrative expenses	78	540
Accrual adjustments	(2,204)	(1,083)
Foreign currency exchange rate changes	36	170
Payments	(7,041)	(1,437)

Ending balance	$4,935	$12,000

      Accrued termination benefits that were expensed in 2005 and 2004 were primarily related to the consolidation of two European manufacturing operations with existing operations. This action is being taken to streamline the organization by eliminating redundant manufacturing operations and is expected to be substantially complete by March 31, 2006. The total expense for this action is currently estimated to be approximately $16,000, of which $15,510 was recognized through September 30, 2005. In addition to the amounts reflected in the preceding table, we recognized contractual pension termination benefits of $1,800 in 2004 and other costs primarily associated with moving equipment and inventory to other locations totaling $1,770 in 2005. The remaining estimated amount of $490 is for costs associated with moving equipment and inventory to other locations and for termination benefits that will be earned by members over their remaining service period.
      The accrual adjustments reflected in the preceding table were made as a result of changes in estimates for termination benefits payable. These estimates changed because of voluntary member resignations, the transfer of members to a third-party distributor, and more members electing early retirement options at a lower cost.
      Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

Year Ended September 30,	2005	2004

Beginning balance	$6,401	$6,113
Accruals related to warranties issued during the period	5,761	6,913
Accruals related to pre-existing warranties	(1,543)	(1,998)
Settlements of amounts accrued	(4,876)	(4,798)
Foreign currency exchange rate changes	(51)	171

Ending balance	$5,692	$6,401

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Note 12.	Retirement benefits:
      We provide various benefits to eligible members of our company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, and retirement healthcare benefits. The amount of expense associated with defined contribution plans totaled $12,705 in 2005, $11,785 in 2004, and $11,146 in 2003. The amount of contributions associated with multiemployer plans totaled $867 in 2005, $903 in 2004, and $665 in 2003. Information regarding our retirement pension benefits and retirement healthcare benefits, using a September 30 measurement date, is provided in the tables and paragraphs that follow.

	Retirement Pension Benefits

					Retirement Healthcare
	United States		Other Countries		Benefits
At or for the Year
Ended September 30,	2005	2004	2005	2004	2005	2004

Changes in benefit obligation:
Benefit obligation at beginning of year	$18,855	$17,994	$48,967	$39,787	$82,725	$70,349
Service cost	—	—	2,008	1,694	1,708	2,206
Interest cost	1,082	1,070	2,102	1,835	3,761	4,204
Contribution by plan participants	—	—	224	251	2,962	2,937
Net actuarial losses	2,237	180	3,506	2,312	2,916	8,326
Foreign currency exchange rate changes	—	—	(1,340)	2,487	(82)	208
Benefits paid	(410)	(389)	(1,549)	(1,199)	(5,389)	(5,505)
Plan amendments	—	—	—	—	(11,249)	—
Curtailment gain	—	—	—	—	(19,978)	—
Contractual termination benefits	—	—	—	1,800	—	—

Benefit obligation at end of year	21,764	18,855	53,918	48,967	57,374	82,725

Changes in plan assets:
Fair value of plan assets at beginning of year	13,826	11,587	32,816	27,689	—	—
Actual return on plan assets	1,545	1,228	5,579	2,780	—	—
Foreign currency exchange rate changes	—	—	(981)	1,614	—	—
Contributions by the company	—	1,400	1,799	1,681	2,427	2,568
Contributions by plan participants	—	—	224	251	2,962	2,937
Benefits paid	(410)	(389)	(1,549)	(1,199)	(5,389)	(5,505)

Fair value of plan assets at end of year	14,961	13,826	37,888	32,816	—	—

Funded status	(6,803)	(5,029)	(16,030)	(16,151)	(57,374)	(82,725)
Unamortized prior service cost	6	7	(74)	(84)	(10,458)	(8,380)
Unrecognized net losses	5,674	4,040	10,354	11,124	17,633	36,286
Unamortized transition obligation	—	—	467	572	—	—
Intangible asset	—	—	(226)	(488)	—	—
Accumulated other comprehensive income	(2,626)	(1,513)	(2,235)	(682)	—	—

Net accrued benefit	$(3,749)	$(2,495)	$(7,744)	$(5,709)	$(50,199)	$(54,819)

Accumulated benefit obligation	$18,710	$16,321	$45,632	$36,309

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

	Retirement Pension Benefits

							Retirement
	United States			Other Countries			Healthcare Benefits

Year Ended September 30,	2005	2004	2003	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$—	$—	$—	$2,008	$1,694	$1,590	$1,708	$2,206	$1,717
Interest cost	1,082	1,070	1,110	2,102	1,835	1,600	3,761	4,204	3,863
Expected return on plan assets	(1,090)	(942)	(741)	(2,069)	(1,641)	(1,293)	—	—	—
Amortization of unrecognized transition obligation	—	—	—	99	98	89	—	—	—
Recognized losses	148	170	235	553	533	593	1,550	1,343	767
Recognized prior service costs	1	1	1	(9)	(9)	(8)	(1,346)	(508)	(508)
Contractual termination benefits	—	—	—	—	1,800	—	—	—	—
Curtailment gain	—	—	—	—	—	—	(7,825)	—	—

Net periodic benefit cost	$141	$299	$605	$2,684	$4,310	$2,571	$(2,152)	$7,245	$5,839

Increase (decrease) in minimum pension liability adjustment included in other comprehensive earnings	$1,113	$240	$185	$1,553	$390	$(556)	$—	$—	$—

Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	5.30%	5.80%	6.00%	4.08%	4.36%	4.06%	5.28%	5.79%	6.00%
Rate of compensation increase	4.50%	5.00%	5.00%	3.16%	3.02%	2.91%	—	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended September 30:
Discount rate	5.80%	6.00%	6.50%	4.36%	4.06%	4.29%	5.79%	6.00%	6.75%
Rate of compensation increase	5.00%	5.00%	5.00%	3.02%	2.91%	3.65%	—	—	—
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%	6.04%	5.44%	5.36%	—	—	—

      In 2005, we recognized a curtailment gain of $7,825 as a result of amendments to one of our retirement healthcare benefit plans, which reduced the number of individuals who will qualify for benefits in future periods. Also, these amendments reduce future net periodic benefit costs over amounts that would have been recognized prior to the amendments.

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
      In 2004, we recognized contractual pension termination benefits of $1,800 as a result of workforce reductions that were probable during 2005 and 2006. We expect these reductions to be completed by December 31, 2005. Future payments associated with these benefits are included in the table of estimated benefit payments that follows.
      As part of our retirement healthcare benefits, we provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. As a result, we are entitled to a federal subsidy that was introduced by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effect of the subsidy reduced our accumulated postretirement benefit obligation by $7,934 at January 1, 2004, which was the date the Act became effective. It also reduced our net periodic postretirement benefit cost for 2004 by $843, which consisted of $189 for service cost, $356 for interest cost, and $298 for recognized actuarial gains.
      Estimated benefit payments to be made over the next ten years, with retirement healthcare benefit payments presented net of estimated participant contributions, are as follows:

	Retirement
	Pension Benefits
			Retirement
	United	Other	Healthcare
Year Ending September 30,	States	Countries	Benefits

2006	$438	$3,728	$3,557
2007	476	1,889	3,317
2008	512	1,639	3,463
2009	567	1,702	3,645
2010	623	1,994	3,780
2011 – 2015	4,845	11,466	20,122

      We expect contributions by the company for retirement pension benefits will be $0 in the United States and $1,255 in other countries in 2006. We also expect contributions by the company for retirement healthcare benefits will be $3,557 in 2006, less amounts received as federal subsidies.
      For retirement healthcare benefits, we assumed net healthcare cost trend rates of 10.00% in 2006, decreasing gradually to 5.00% in 2011, and remaining at 5.00% thereafter. A 1.00% increase in assumed healthcare cost trend rates would have increased the total of the service and interest cost components by $752 and increased the benefit obligation at the end of the year by $6,564 in 2005. Likewise, a 1.00% decrease in the assumed rates would have decreased the total of service and interest cost components by $629 and decreased the benefit obligation by $5,588 in 2005.
      Our investment policies and strategies for plan assets focus on maintaining diversified investment portfolios that provide for growth while minimizing risk to principal. The target allocation ranges for our plan assets in the United States are 40-60% for United States equity securities, 10-15% for foreign equity securities, and 35-45% for debt securities. The target allocation ranges for our plan assets in the United Kingdom, which represented about 70% of total foreign plan assets at September 30, 2005, are 47-57% for debt securities, 23-27% for United Kingdom equity securities, and 23-27% for non-United Kingdom equity securities. The remaining foreign plan assets are in Japan, and our investment manager uses asset allocations that are customary in that country. The expected long-term rates of return on plan assets were based on our current asset allocations and the historical long-term performance for each asset class, as adjusted for existing market conditions.

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
      The actual percentage of the fair value of total plan assets were as follows:

	United		Other
	States		Countries

At September 30,	2005	2004	2005	2004

Equity securities	60%	60%	55%	71%
Debt securities	40%	39%	34%	12%
Insurance contracts	—	—	10%	13%
Other	—	1%	1%	4%

	100%	100%	100%	100%

Note 13.	Stock option plan:
      We have a stock option plan covering key management members and directors of the company. Options granted under the plan generally have a term of 10 years and vest evenly at the end of each year over four years from the date of grant. There were 2,100,000 shares of common stock originally authorized for issuance under the plan, which remained unchanged through September 30, 2005.
      Changes in outstanding stock options were as follows:

		Weighted-
		Average
		Exercise
	Number	Price

Balance at September 30, 2002	936,218	$32.64
Options granted	125,000	46.86
Options exercised	(34,706)	27.31
Options forfeited	(21,750)	44.96

Balance at September 30, 2003	1,004,762	34.33
Options granted	169,000	46.94
Options exercised	(81,248)	35.01
Options forfeited	(5,250)	49.25
Options expired	(3,000)	55.74

Balance at September 30, 2004	1,084,264	36.11
Options granted	143,500	72.82
Options exercised	(204,787)	31.55
Options forfeited	(20,375)	52.00
Options expired	(2,979)	73.70

Balance at September 30, 2005	999,623	$41.88

      The weighted-average estimated fair value of options granted during the year, as measured at their grant date, was $28.19 in 2005, $15.68 in 2004, and $14.85 in 2003. These estimates were determined using the Black-Scholes option-pricing model and the following weighted-average assumptions by grant year:

Year Ended September 30,	2005	2004	2003

Risk-free interest rate	4.0%	3.7%	3.4%
Expected life	7 years	7 years	7 years
Expected volatility	37.7%	37.0%	35.0%
Expected dividend yield	1.7%	2.6%	2.5%

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
      Information about outstanding stock options at September 30, 2005, follows:

	Options Outstanding
	at September 30, 2005			Options Exercisable at
				September 30, 2005
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
		Exercise	Life in		Exercise
Exercise Price Range	Number	Price	Years	Number	Price

$16.63 — $24.75	279,070	$22.46	2.4	279,070	$22.46
$30.59 — $41.81	216,723	$36.13	3.5	216,723	$36.13
$46.42 — $59.00	358,330	$47.96	7.0	169,829	$48.81
$69.22 — $84.82	145,500	$72.71	9.0	6,000	$69.22

	999,623	$41.88	5.3	671,622	$33.95

      There were 747,013 stock options exercisable at September 30, 2004, with a weighted-average exercise price of $31.14, and 681,937 at September 30, 2003, with a weighted-average exercise price of $29.36.

Note 14.	Shareholder rights plan:
      We have a shareholder rights plan that expires on January 17, 2006. In connection with this plan, a dividend of one preferred stock purchase right for each outstanding share of common stock was paid to shareholders in February 1996. Each right entitles its holder to purchase from the company one-four hundredth of a share of Series A Preferred Stock, par value $0.003 per share, at a price of $75.00 (subject to adjustment, and restated for the January 1997 stock split). The rights may not be exercised or transferred apart from the company’s common stock until 10 days after it is announced that a person or group has acquired 15% or more of the outstanding common stock or 15 business days after it is announced that there is an offer (or an intent to make an offer) by a person or group to acquire 15% or more of the outstanding common stock. The Board of Directors may extend the 15 business day period referred to above and may redeem the rights in whole (but not in part) at a redemption price of $0.003 per right at any time prior to an acquisition of 15% or more of the outstanding common stock by a person or group.

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Note 15.	Accumulated other comprehensive earnings:
      Accumulated other comprehensive earnings, which totaled $10,904 at September 30, 2005, and $12,038 at September 30, 2004, consisted of the following items:

Year Ended September 30,	2005	2004

Accumulated foreign currency translation adjustments:
Beginning balance	$14,239	$11,611
Translation adjustments	(1,391)	4,237
Taxes associated with translation adjustments	1,727	(1,609)

Ending balance	$14,575	$14,239

Accumulated unrealized derivative losses:
Beginning balance	$(861)	$(1,047)
Reclassification to interest expense	321	300
Taxes associated with interest reclassification	(121)	(114)

Ending balance	$(661)	$(861)

Accumulated minimum pension liability adjustments:
Beginning balance	$(1,340)	$(939)
Minimum pension liability adjustment	(2,666)	(680)
Taxes associated with minimum pension liability adjustments	996	279

Ending balance	$(3,010)	$(1,340)

Note 16.	Leases:
      We have entered into operating leases for certain facilities and equipment with terms in excess of one year. Future minimum rental payments required under these leases are approximately $3,600 in 2006, $3,000 in 2007, $2,000 in 2008, $1,600 in 2009, $1,400 in 2010, and $2,000 thereafter. Rent expense for all operating leases totaled $4,557 in 2005, $4,239 in 2004, and $4,125 in 2003.

Note 17.	Contingencies:
      We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $5,000 in the aggregate.
      We also file income tax returns in various jurisdictions worldwide, which are subject to audit. We have accrued for our estimate of the most likely amount of expense that we believe will result from income tax audit adjustments.
      We do not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.
      In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Note 18.	Financial instruments:
      The estimated fair values of our financial instruments were as follows:

At September 30,	2005	2004

Cash and cash equivalents	$84,597	$48,895
Interest rate swap agreements	—	(895)
Short-term borrowings	(8,419)	(5,833)
Long-term debt, including current portion	(89,433)	(93,947)

      The fair values of cash and cash equivalents, short-term borrowings, and long-term debt at variable interest rates were assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities, short-term borrowings have short-term maturities and market interest rates, and long-term debt at variable interest rates is repriced frequently at market rates of interest. Interest rate swap agreements are carried at their fair value, which is estimated based on proprietary models used by financial institutions that rely on assumptions regarding past, present, and future market conditions. The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the company at the end of the year for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 4.90% at September 30, 2005, and 4.28% at September 30, 2004.
      We hold cash and cash equivalents at financial institutions in excess of amounts covered by federal depository insurance.

Note 19.	Segment information:
      Our operations are organized based on the market application of our products and related services and consist of two operating segments — Industrial Controls and Aircraft Engine Systems. Industrial Controls provides components and integrated systems primarily to OEMs of industrial diesel and gas engines, industrial gas turbines, steam turbines, compressors, gensets and switchgear, and fuel cells. Aircraft Engine Systems provides components and integrated systems primarily to OEMs of aircraft gas turbines.
      The accounting policies of the segments are the same as those described in Note 1. Intersegment sales and transfers are made at established intersegment selling prices generally intended to approximate selling prices to unrelated parties. Our determination of segment earnings does not reflect allocations of certain corporate expenses, which we designate as nonsegment expenses, and is before curtailment gain, interest expense, interest income, and income taxes.

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
      Segment assets consist of accounts receivable, inventories, property, plant, and equipment — net, goodwill, and other intangibles — net. Summarized financial information for our segments follows:

At or for the Year Ended September 30,	2005	2004	2003

Industrial Controls:
External net sales	$536,937	$439,801	$332,755
Intersegment sales	1,118	849	697
Segment earnings (loss)	28,821	6,437	(11,588)
Segment assets	370,220	364,584	336,654
Depreciation and amortization	20,566	21,341	18,914
Capital expenditures	13,844	13,564	11,601

Aircraft Engine Systems:
External net sales	$290,789	$270,004	$253,927
Intersegment sales	4,385	2,193	2,016
Segment earnings	64,052	59,192	47,615
Segment assets	208,140	205,580	217,685
Depreciation and amortization	9,736	10,276	11,464
Capital expenditures	11,205	4,281	5,775

      Industrial Controls recognized contractual pension termination benefits of $1,800 in 2004, which was recognized as a reduction of segment earnings in the preceding table.
      The differences between the total of segment amounts and the consolidated financial statements were as follows:

Year Ended September 30,	2005	2004	2003

Total segment net sales and intersegment sales	$833,229	$712,847	$589,395
Elimination of intersegment sales	(5,503)	(3,042)	(2,713)

Consolidated net sales	$827,726	$709,805	$586,682

Total segment earnings	$92,873	$65,629	$36,027
Nonsegment expenses	(17,935)	(12,100)	(12,323)
Curtailment gain	7,825	—	—
Interest expense and income, net	(3,655)	(4,237)	(3,765)

Consolidated earnings before income taxes	$79,108	$49,292	$19,939

At September 30,	2005	2004	2003

Total segment assets	$578,360	$570,164	$554,339
Unallocated corporate property, plant, and equipment — net	2,765	2,384	2,812
Other unallocated assets	124,341	81,746	58,848

Consolidated total assets	$705,466	$654,294	$615,999

      Differences between total depreciation and amortization and capital expenditures of our segments and the corresponding consolidated amounts reported in the consolidated statements of cash flows are due to unallocated corporate amounts.
      One customer individually accounted for more than 10% of consolidated net sales in each of the years 2003 through 2005. These sales were made by both of our segments and totaled approximately $189,000 in 2005, $156,000 in 2004, and $151,000 in 2003. In addition, a second customer individually accounted for more

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)
than 10% of consolidated net sales in 2004 and 2005. These sales were made by Industrial Controls and totaled approximately $105,000 in 2005 and $83,000 in 2004.
      External net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

Year Ended September 30,	2005	2004	2003

United States	$446,318	$413,901	$332,986
Other countries	381,408	295,904	253,696

	$827,726	$709,805	$586,682

      Property, plant, and equipment — net by geographical area, as determined by the physical location of the assets, were as follows:

At September 30,	2005	2004

United States	$85,595	$84,091
Other countries	29,192	33,219

	$114,787	$117,310

Note 20.	Unaudited Quarterly Financial information:

	2005 Fiscal Quarters

	First	Second	Third	Fourth

Net sales	$189,325	$210,619	$210,252	$217,530
Gross profit	46,052	53,099	51,385	53,510
Earnings before income taxes	19,040	20,290	25,488	14,290
Net earnings	11,995	12,979	19,746	11,251
Net earnings per share:
Basic	1.06	1.14	1.73	0.98
Diluted	1.03	1.11	1.68	0.96
Cash dividends per share	0.24	0.25	0.25	0.30
Common share price per share:
High	73.95	74.96	87.70	90.00
Low	58.50	66.03	60.25	75.79
Close	71.61	71.70	84.03	85.05

WOODWARD
Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

	2004 Fiscal Quarters

	First	Second	Third	Fourth

Net sales	$158,973	$172,951	$180,496	$197,385
Gross profit	41,284	42,888	45,064	38,329
Earnings before income taxes	12,021	14,589	13,218	9,464
Net earnings	7,393	9,105	8,213	6,671
Net earnings per share:
Basic	0.66	0.81	0.73	0.59
Diluted	0.65	0.79	0.71	0.57
Cash dividends per share	0.24	0.24	0.24	0.24
Common share price per share:
High	57.65	65.00	73.72	72.69
Low	43.02	54.26	59.04	54.75
Close	56.83	63.74	72.11	67.49

Notes:

1.	Gross profit represents net sales less cost of goods sold. Certain reclassifications have been made to cost of goods sold on a quarterly basis to conform to the presentation in our consolidated statements of earnings for the year ended September 30, 2004.

2.	Earnings before income taxes included a curtailment gain associated with an amendment to a retiree healthcare benefit plan of $7,825 in the third fiscal quarter of 2005.

3.	Earnings before income taxes included the effects of workforce management actions in 2005 and 2004 to consolidate certain facilities and better align staffing levels with expected demand. Our workforce management costs consisted of the following:

	2005 Fiscal Quarters

	First	Second	Third	Fourth

Member termination benefits	$488	$384	$475	$797
Related costs of facility consolidation	—	—	943	827
Member termination benefits adjustments	—	(2,115)	(89)	—

Total workforce management costs	$488	$(1,731)	$1,329	$1,624

Amount of workforce management costs affecting gross profit	$472	$(1,688)	$1,313	$1,616

	2004 Fiscal Quarters

	First	Second	Third	Fourth

Member termination benefits	$151	$—	$—	$12,000
Contractual pension termination benefits	—	—	—	1,800
Member termination benefits adjustments	(83)	(348)	—	(652)

Total workforce management costs	$68	$(348)	$—	$13,148

Amount of workforce management costs affecting gross profit	$50	$(288)	$—	$12,612

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Woodward Governor Company:
      We have completed an integrated audit of Woodward Governor Company’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Woodward Governor Company and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
November 21, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      PricewaterhouseCoopers LLP was engaged as the principal registered public accounting firm to audit our consolidated financial statements during our two most recent fiscal years, and no other accountant was engaged during this period on whom they expressed reliance in their report.
Item 9A. Controls and Procedures
      We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our principal executive officer (Thomas A. Gendron, president and chief executive officer) and principal financial officer (Robert F. Weber, Jr., chief financial officer and treasurer), as appropriate to allow timely decisions regarding required disclosures.
      Thomas A. Gendron, our president and chief executive officer, and Robert F. Weber, Jr., our chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed as described in the preceding paragraph.
Management’s Report on Internal Control Over Financial Reporting
      We are responsible for establishing and maintaining adequate internal control over financial reporting for the company. We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the company’s internal control over financial reporting was effective as of September 30, 2005, the end of the company’s most recent fiscal year.
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, completed an integrated audit of the company’s 2005 consolidated financial statements and of the company’s internal control over financial reporting as of September 30, 2005. Their report on the integrated audit has been filed as part of this Form 10-K and includes their evaluation of our assessment of internal control over financial reporting.
      Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      There has been no change in our internal control over financial reporting during the fourth fiscal quarter covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
      There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year ended September 30, 2005, that was not reported on Form 8-K.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Executive Officers:
      John A. Halbrook, age 60 — chairman since July 2005; chairman and chief executive officer January 1995 through June 2005; chief executive officer and president November 1993 through January 1995; president November 1991 through November 1993.
      Thomas A. Gendron, age 44 — president and chief executive officer since July 2005; president and chief operating officer September 2002 through June 2005; vice president and general manager of Industrial Controls June 2001 through September 2002; vice president of Industrial Controls April 2000 through May 2001; director of global marketing and Industrial Controls’ business development February 1999 through March 2000.
      Robert F. Weber, Jr., age 51 — chief financial officer and treasurer since August 2005. Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including corporate vice president and general manager — EMEA Auto, corporate vice president and director — strategy, corporate vice president and finance director — IESS, and other financial roles from business controller up through a sector finance director. Mr. Weber also held the position in the corporate finance department at Motorola as the senior manager responsible for all financial reporting at the corporate level — annual report, SEC filings, internal reporting, and special filings. In addition, Mr. Weber served as the senior manager responsible for corporate internal audit at Motorola with global audit responsibility.
      Carol J. Manning, age 55 — secretary since June 1991.
      All executive officers were elected to their current positions to serve until the January 25, 2006, Board of Directors meeting, or until their successors have been elected. The Board of Directors elected the executive officers to their current positions on the following dates: Carol J. Manning on January 26, 2005; John A. Halbrook and Thomas A. Gendron on July 1, 2005; and Robert F. Weber, Jr., on August 23, 2005.
      We have adopted a code of ethics for senior financial officers and other finance members that applies to Thomas A. Gendron, our principal executive officer, and Robert F. Weber, Jr., our principal financial and accounting officer. This code of ethics, which is listed in Exhibit 14 in “Item 15 — Exhibits and Financial Statement Schedules,” is incorporated here by reference.
      Other information regarding our directors and executive officers is under the captions “Board of Directors,” “Board Meetings and Committees — Audit Committee” (including information with respect to audit committee financial experts), “Share Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2005 annual meeting of shareholders to be held January 25, 2006, incorporated here by reference.
Item 11. Executive Compensation
      Information regarding executive compensation is under the captions “Board Meetings and Committees — Director Compensation,” “Executive Compensation,” “Stock Options,” and “Long-Term Management Incentive Compensation Plan Awards” in our proxy statement for the 2005 annual meeting of shareholders to be held January 25, 2006, incorporated here by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
      Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Share Ownership of Management,” “Stock Options — Equity Compensation Plan Information,” and “Persons Owning More than Five Percent of Woodward Stock”

in our proxy statement for the 2005 annual meeting of shareholders to be held January 25, 2006, incorporated here by reference.
Item 13. Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions is under the caption “Board Meetings and Committees — Director Compensation” in our proxy statement for the 2005 annual meeting of shareholders to be held January 25, 2006, incorporated here by reference.

Item 14.	Principal Accounting Fees and Services
      Information regarding principal accounting fees and services is under the captions “Audit Committee Report to Shareholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm and Fees Paid to PricewaterhouseCoopers LLP” in our proxy statement for the 2005 annual meeting of shareholders to be held January 25, 2006, incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Consolidated Financial Statements:
      (a)(2) Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	58
      Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

      (a)(3) Exhibits Filed as Part of This Report.

3(i) Articles of Incorporation	Filed as Exhibit 3(i) to Form 10-K for the year ended September 30, 1999, incorporated here by reference.
3(ii) By-laws	Filed as Exhibit 3(ii) to Form 10-Q for the three months ended June 30, 2005, incorporated here by reference.
4.1 Note Purchase Agreement dated October 15, 2001	Filed as Exhibit 4 to Form 10-Q for the three months ended December 31, 2001, incorporated here by reference.
4.2 Credit Agreement dated March 11, 2005	Filed as Exhibit 4 to Form 10-Q for the three months ended March 31, 2005, incorporated here by reference.
10.1 Long-Term Management Incentive Compensation Plan	Filed as Exhibit 10(c) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.
10.2 Annual Management Incentive Compensation Plan	Filed as Exhibit 10(d) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.
10.3 Form of Outside Director Stock Purchase Agreement with Michael H. Joyce	Filed as Exhibit 10(g) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.
10.4 Form of Outside Director Stock Purchase Agreement with Paul Donovan	Filed as Exhibit 10(h) to Form 10-K for the year ended September 30, 2001, incorporated here by reference.
10.5 2002 Stock Option Plan, effective January 1, 2002	Filed as Exhibit 10 (iii) to Form 10-Q for the three months ended March 31, 2002, incorporated here by reference.
10.6 Executive Benefit Plan (non- qualified deferred compensation plan)	Filed as Exhibit 10(e) to Form 10-K for the year ended September 30, 2002, incorporated here by reference.
10.7 Form of Outside Director Stock Purchase Agreement with James L. Rulseh	Filed as Exhibit 10(j) to Form 10-K for the year ended September 30, 2002, incorporated here by reference.
10.8 Form of Transitional Compensation Agreement with John A. Halbrook and Thomas A. Gendron	Filed as Exhibit 10 to Form 10-Q for the three months ended December 31, 2002, incorporated here by reference.
10.9 Retirement Transition Agreement with Stephen P. Carter	Filed as Exhibit 99.2 to Form 8-K dated November 23, 2004, incorporated here by reference.
10.10 Summary of non-employee director meeting fees and compensation	Filed as Exhibit 10(j) for the year ended September 30, 2004, incorporated here by reference.
10.11 Material Definitive Agreement with Thomas A. Gendron	Filed on Form 8-K dated July 27, 2005, incorporated here by reference.
10.12 Transitional Compensation Agreement with Robert F. Weber, Jr.	Filed on Form 8-K dated August 22, 2005, incorporated here by reference.
11 Statement on computation of earnings per share	Included in Note 4 of Notes to Consolidated Financial Statements.
14 Code of Ethics	Filed as Exhibit 14 to Form 10-K for the year ended September 30, 2003, incorporated here by reference.
21 Subsidiaries	Filed as an exhibit.

23 Consent of Independent Registered Public Accounting Firm.	Filed as an exhibit.
31(i) Certification of Thomas A.	Filed as an exhibit.
Gendron pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(ii) Certification of Robert F.	Filed as an exhibit.
Weber, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(i) Certification pursuant to	Filed as an exhibit.
18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99(i) Additional exhibit — description of annual report charts.	Filed as an exhibit.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woodward Governor Company

/s/ Thomas A. Gendron

Thomas A. Gendron
President, Chief Executive Officer
(Principal Executive Officer)
Date: XXXXXXXXXXX XX, 2005

/s/ Robert F. Weber, Jr.

Robert F. Weber, Jr.
Chief Financial Officer, Treasurer
(Principal Accounting Officer)
Date: XXXXXXXXXX XX, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Cohn John D. Cohn	Director	November 29, 2005

/s/ Paul Donovan Paul Donovan	Director	November 29, 2005

/s/ John A. Halbrook John A. Halbrook	Chairman of the Board and Director	November 29, 2005

/s/ Michael H. Joyce Michael H. Joyce	Director	November 29, 2005

/s/ Mary L. Petrovich Mary L. Petrovich	Director	November 29, 2005

/s/ Larry E. Rittenberg Larry E. Rittenberg	Director	November 29, 2005

/s/ James R. Rulseh James R. Rulseh	Director	November 29, 2005

/s/ Michael T. Yonker Michael T. Yonker	Director	November 29, 2005

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
for the years ended September 30, 2005, 2004, and 2003
(In thousands of dollars)

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End of
Description	of Year	Expenses	Accounts(A)	Deductions(B)	Year

2005:
Allowance for doubtful accounts	$2,836	$(98)	$281	$(1,054)	$1,965

2004:
Allowance for doubtful accounts	$2,601	$462	$718	$945	$2,836

2003:
Allowance for doubtful accounts	$2,717	$672	$68	$(856)	$2,601

Notes:

(A)	Includes recoveries of accounts previously written off.

(B)	Represents accounts written off and foreign currency translation adjustments. Currency translation adjustments resulted in decreases to the reserve of $22 in 2005 and increases in the reserve of $45 in 2004 and $186 in 2003.