Form 10-Q
period 2005-12-31
WOODWARD GOVERNOR CO
filed 2006-01-31
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 20, 2006, 11,487,354 shares of common stock with a par value of $.00875 cents per share were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings	WOODWARD

	(Unaudited)
	Three Months Ended
	December 31,
(In thousands except per share amounts)	2005	2004

Net Sales	$195,634	$189,325

Costs and expenses:
Cost of goods sold	141,939	143,273
Selling, general, and administrative expenses	21,057	18,697
Research and development costs	11,910	10,605
Amortization of intangible assets	1,755	1,776
Interest expense	1,297	1,369
Interest income	(643)	(635)
Other income	(1,028)	(4,901)
Other expense	228	101

Total costs and expenses	176,515	170,285

Earnings before income taxes	19,119	19,040
Income taxes	6,692	7,045

Net earnings	$12,427	$11,995

Net earnings per share:
Basic	$1.09	$1.06
Diluted	1.06	1.03

Weighted-average number of shares outstanding:
Basic	11,449	11,329
Diluted	11,724	11,638

Cash dividends per share	$0.30	$0.24

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	WOODWARD

	(Unaudited)
	At December	At September
(In thousands except per share amounts)	31, 2005	30, 2005

Assets
Current assets:
Cash and cash equivalents	$71,551	$84,597
Accounts receivable, less allowance for losses of $2,255 for December and $1,965 for September	99,293	107,403
Inventories	151,296	149,336
Income taxes receivable	468	5,330
Deferred income taxes	18,752	18,700
Other current assets	4,631	4,207

Total current assets	345,991	369,573

Property, plant, and equipment – net	113,452	114,787
Goodwill	130,722	131,035
Other intangibles – net	76,763	78,564
Deferred income taxes	2,465	2,310
Other assets	9,486	9,197

Total assets	$678,879	$705,466

Consolidated balance sheets continued on next page.

Consolidated Balance Sheets – Continued	WOODWARD

	(Unaudited)
	At December	At September
(In thousands except per share amounts)	31, 2005	30, 2005

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$15,361	$8,419
Current portion of long-term debt	14,369	14,426
Accounts payable	31,025	37,015
Accrued liabilities	43,449	68,647

Total current liabilities	104,204	128,507

Long-term debt, less current portion	61,117	72,942
Other liabilities	71,681	71,548
Commitments and contingencies

Shareholders’ equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.00875 per share, authorized 50,000 shares, issued 12,160 shares	106	106
Additional paid-in capital	27,470	25,854
Accumulated other comprehensive earnings	10,110	10,904
Deferred compensation	5,437	5,402
Retained earnings	434,563	425,568

	477,686	467,834
Less: Treasury stock, at cost, 690 shares for December and 718 shares for September	30,372	29,963
Treasury stock held for deferred compensation, at cost, 138 shares for December and September	5,437	5,402

Total shareholders’ equity	441,877	432,469

Total liabilities and shareholders’ equity	$678,879	$705,466

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	WOODWARD

	(Unaudited)
	Three Months Ended
	December 31,
(In thousands)	2005	2004

Cash flows from operating activities:
Net earnings	$12,427	$11,995

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,230	8,291
Net loss (gain) on sale of property, plant, and equipment	(70)	9
Stock compensation expense	878	—
Excess tax benefits from stock compensation	(1,170)	—
Deferred income taxes	193	1,532
Reclassification of unrealized losses on derivatives to earnings	72	79
Changes in operating assets and liabilities:
Accounts receivable	7,432	3,969
Inventories	(2,509)	(7,784)
Accounts payable and accrued liabilities	(30,552)	(12,580)
Income taxes payable	5,973	3,612
Other – net	(352)	2,160

Total adjustments	(12,875)	(712)

Net cash provided (used) by operating activities	(448)	11,283

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(5,082)	(4,360)
Proceeds from sale of property, plant, and equipment	333	29

Net cash used in investing activities	(4,749)	(4,331)

Cash flows from financing activities:
Cash dividends paid	(3,432)	(2,718)
Proceeds from sales of treasury stock	782	1,568
Purchases of treasury stock	(1,835)	—
Excess tax benefits from stock compensation	1,170	—
Net proceeds (payments) from borrowings under revolving lines	7,071	(118)
Payments of long-term debt	(11,636)	—

Net cash used in financing activities	(7,880)	(1,268)

Effect of exchange rate changes on cash	31	380

Net change in cash and cash equivalents	(13,046)	6,064
Cash and cash equivalents, beginning of year	84,597	48,895

Cash and cash equivalents, end of period	$71,551	$54,959

Consolidated statements of cash flows continued on next page.

Consolidated Statements of Cash Flows – Continued	WOODWARD

	(Unaudited)
	Three Months Ended
	December 31,
(In thousands)	2005	2004

Supplemental cash flow information:
Interest expense paid	$2,598	$2,497
Income taxes paid	733	4,091

See accompanying Notes to Consolidated Financial Statements.

WOODWARD
Notes to Consolidated Financial Statements
(1) Overview:
The consolidated balance sheet as of December 31, 2005, the consolidated statements of earnings for the three-month periods ended December 31, 2005 and 2004, and the consolidated statements of cash flows for the three-month periods ended December 31, 2005 and 2004, were prepared by the company without audit. The September 30, 2005, consolidated balance sheet included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company’s financial position as of December 31, 2005, the results of its operations for the three-month periods ended December 31, 2005 and 2004, and its cash flows for the three-month periods ended December 31, 2005 and 2004. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company’s 2005 annual report on Form 10-K and should be read with the notes to consolidated financial statements in the annual report. The consolidated statement of earnings for the three-month period ended December 31, 2005, is not necessarily indicative of the results to be expected for other interim periods or for the full year.
(2) Stock compensation:
We have granted stock options to key management members and directors of the company. These options are generally granted with an exercise price equal to the market price of our stock at the date of grant, a four year graded vesting schedule, and a term of ten years. Vesting would be accelerated in the event of retirement, disability, or death of a participant, or change in control of the company.
Provisions governing our stock option grants are included in the 2006 Omnibus Incentive Plan and the 2002 Stock Option Plan. The 2006 Plan was approved by shareholders and became effective on January 25, 2006. No grants were issued in January 2006 and no further grants will be made under the 2002 Plan. The 2006 Plan made 1,235,000 shares available for grants made on or after January 25, 2006, to members and directors of the company, subject to annual award limits as specified in the Plan.
We adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, beginning October 1, 2005, using the modified prospective transition method. This statement requires us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the

WOODWARD
Notes to Consolidated Financial Statements (Continued)
requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.
Prior to October 1, 2005, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.
As a result of adopting the new standard, earnings before income taxes for the three months ended December 31, 2005, decreased by $878,000, and net earnings decreased by $544,000, or $0.04 per basic share and $0.04 per diluted share. These results reflect stock compensation expense of $878,000 and tax benefits of $334,000 for the period.
Adoption of the new standard also affected our presentation of cash flows. The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in financial statements. For the three months ended December 31, 2005, cash flow from operating activities was reduced by $1,170,000 and cash flow from financing activities was increased by $1,170,000 from amounts that would have been reported if we had not adopted the new accounting standard.
Concurrent with our adoption of the new statement, we began to use the non-substantive vesting period approach for attributing stock compensation to individual periods. The nominal vesting period approach was used in determining the stock compensation expense for our pro forma net earnings disclosure for the three months ended December 31, 2004, presented in a table that follows. The change in the attribution method will not affect the ultimate amount of stock compensation expense recognized, but it has accelerated the recognition of such expense for non-substantive vesting conditions, such as retirement eligibility provisions. Under both approaches, we elected to recognize stock compensation on a straight-line basis for options with graded vesting schedules. As a result of the change in attribution method, earnings before income taxes for the three months ended December 31, 2005, were reduced by approximately $270,000, and net earnings were reduced by $167,000, or $0.01 per basic share and $0.01 per diluted share.
The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year:

WOODWARD
Notes to Consolidated Financial Statements (Continued)

Three
months
ended
December
(In thousands except per share amounts)	31, 2004

Reported net earnings	$11,995
Stock compensation expense using the fair value method, net of income tax	(344)

Pro forma net earnings	$11,651

Reported net earnings per share amounts:
Basic	$1.06
Diluted	1.03

Pro forma net earnings per share amounts:
Basic	$1.03
Diluted	1.00

The stock compensation expense for the three months ended December 31, 2005, and the stock compensation expense used in the preceding disclosure of pro forma net earnings for the three months ended December 31, 2004, was estimated on the date of grant using the Black-Scholes option-pricing model that used the following assumptions by grant year:

	Three months	Year ended
	ended December	September
	31, 2005	30, 2005

Expected term	7 years	7 years
Expected volatility:
Range used	37%	37% - 38%
Weighted-average	37%	37.7%
Expected dividend yield:
Range used	1.73%	1.65% - 1.73%
Weighted-average	1.73%	1.70%
Risk-free interest rate:
Range used	4.48% - 4.57%	3.98% - 4.18%

Historical company information was the primary basis for the selection of the expected term, expected volatility, and expected dividend yield assumptions. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

WOODWARD
Notes to Consolidated Financial Statements (Continued)
Changes in outstanding stock options for the three months ended December 31, 2005, were as follows:

		Weighted-
		Average
		Exercise
	Number	Price

Balance at September 30, 2005	999,623	$41.88
Options granted	121,800	81.05
Options exercised	(55,775)	22.55

Balance at December 30, 2005	1,065,648	$47.37

At December 31, 2005, there was $6,749,000 of unrecognized compensation cost related to nonvested awards, which we expect to recognize over a weighted-average period of 1.6 years. Information about stock options that are vested or are expected to vest and that are exercisable at December 31, 2005, follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life in	Value
Options	Number	Price	Years	($000’s)

Vested or expected to vest	1,035,121	$46.69	5.8	$40,700
Exercisable	737,846	$38.04	4.4	35,394

The weighted-average grant-date fair value of options granted was $31.32 for the three months ended December 31, 2005, and $27.71 for the three months ended December 31, 2004. Other information for the three-month periods follows:

	Three months ended
	December 31,
(In thousands)	2005	2004

Total fair value of shares vested	$2,256	$1,955
Total intrinsic value of options exercised	3,413	1,586
Cash received from exercises of stock options	743	1,537
Tax benefit realized from exercise of stock options	1,262	603

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(3) Earnings per share:

	Three months
	ended
	December 31,
(In thousands except per share amounts)	2005	2004

Net earnings(A)	$12,427	$11,995

Determination of shares:
Weighted-average shares of common stock outstanding (B)	11,449	11,329
Assumed exercise of stock options	275	309

Weighted-average shares of common stock outstanding assuming dilution (C)	11,724	11,638

Net earnings:
Basic per share amount (A/B)	$1.09	$1.06
Diluted per share amount (A/C)	1.06	1.03

We excluded stock options for 180,437 shares for the three months ended December 31, 2005, and 59,718 shares for the three months ended December 31, 2004, from the calculation of diluted net earnings per share because their inclusion would have been anti-dilutive.
A three-for-one stock split was approved by shareholders at the 2005 annual meeting of shareholders on January 25, 2006. The stock split will become effective for shareholders at the close of business on February 1, 2006. The following table presents the pro forma effect the split will have on weighted-average shares outstanding and earnings per share for the three months ended December 31, 2005 and 2004, which will be reported in financial statements after the effective date of the stock split:

	Three months
	ended
	December 31,
(In thousands except per share amounts)	2005	2004

Net earnings(A)	$12,427	$11,995

Pro forma determination of shares:
Weighted-average shares of common stock outstanding (B)	34,347	33,987
Assumed exercise of stock options	825	927

Weighted-average shares of common stock outstanding assuming dilution (C)	35,172	34,914

Pro forma net earnings:
Basic per share amount (A/B)	$0.36	$0.35
Diluted per share amount (A/C)	0.35	0.34

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(4) Inventories:

	At December	At September
(In thousands)	31, 2005	30, 2005

Raw materials	$5,119	$4,876
Component parts	96,177	97,429
Work in process	28,874	28,326
Finished goods	21,126	18,705

	$151,296	$149,336

(5) Property, plant, and equipment:

	At December	At September
(In thousands)	31, 2005	30, 2005

Land	$9,612	$9,766
Buildings and equipment	153,598	153,567
Machinery and equipment	241,990	238,550
Construction in progress	2,137	4,905

	407,337	406,788
Less accumulated depreciation	293,884	292,001

Property, plant, and equipment – net	$113,452	$114,787

Depreciation expense totaled $5,475,000 for the three months ended December 31, 2005, and $6,515,000 for the three months ended December 31, 2004.
(6) Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2005	$68,913
Foreign currency exchange rate changes	(313)

Balance at December 31, 2005	$68,600

Aircraft Engine Systems:
Balance at September 30, 2005 and December 31, 2005	$62,122

Consolidated:
Balance at September 30, 2005	$131,035
Foreign currency exchange rate changes	(313)

Balance at December 31, 2005	$130,722

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(7) Other intangibles — net:

	At December	At September
(In thousands)	31, 2005	30, 2005

Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$37,387
Accumulated amortization	(9,465)	(8,814)

	27,922	28,573

Other:
Amount acquired	31,101	31,207
Accumulated amortization	(10,852)	(10,194)

	20,249	21,013

Total	$48,171	$49,586

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(7,216)	(6,979)

	21,331	21,568

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(4,524)	(4,375)

	7,261	7,410

Total	$28,592	$28,978

Consolidated:
Customer relationships:
Amount acquired	$65,934	$65,934
Accumulated amortization	(16,681)	(15,793)

	49,253	50,141

Other:
Amount acquired	42,886	42,992
Accumulated amortization	(15,376)	(14,569)

	27,510	28,423

Total	$76,763	$78,564

Amortization expense associated with current intangibles is expected to be approximately $7,000,000 for 2006, $6,600,000 for 2007, $5,800,000 for 2008, $5,500,000 for 2009, and $5,300,000 for 2010.

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(8) Accrued liabilities:

	At December	At September
(In thousands)	31, 2005	30, 2005

Salaries and other member benefits	$18,033	$40,629
Warranties	5,114	5,692
Taxes, other than on income	4,360	4,828
Other items – net	15,942	17,498

	$43,449	$68,647

Salaries and other member benefits include accrued termination benefits totaling $1,424,000 at December 31, 2005, and $4,935,000 at September 30, 2005. These accrued termination benefits were in Industrial Controls. Changes in accrued termination benefits for the three months ended December 31, 2005, were as follows:

(In thousands)

Balance at September 30, 2005	$4,935
Expense:
Cost of goods sold	69
Selling, general, and administrative expenses	1
Terminations and payments	(3,474)
Foreign currency exchange rate changes	(107)

Balance at December 31, 2005	$1,424

The amounts expensed during the three-month period were for termination benefits earned by members over the period and are primarily related to the consolidation of one of the European manufacturing operations with existing operations. This action is being taken to streamline the organization by eliminating redundant manufacturing operations and is expected to be substantially complete by March 31, 2006. The total expense for this action is estimated to be approximately $16,000,000, of which $15,763,000 was recognized through December 31, 2005. In addition to the amounts reflected in the preceding table, we recognized other costs primarily associated with moving equipment and inventory to other locations totaling $1,953,000 through December 31, 2005. The remaining estimated amount of $237,000 is for costs associated with moving equipment and inventory to other locations and for termination benefits that will be earned by members over their remaining service period.
Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

WOODWARD
Notes to Consolidated Financial Statements (Continued)

(In thousands)

Balance at September 30, 2005	$5,692
Accruals related to warranties issued during the period	1,030
Accruals related to pre-existing warranties	(408)
Settlements of amounts accrued	(1,166)
Foreign currency exchange rate changes	(34)

Balance at December 31, 2005	$5,114

(9) Retirement benefits:
We provide various benefits to eligible members of our company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three months ended
	December 31,
(In thousands)	2005	2004

Retirement pension benefits – United States:
Components of net periodic benefit cost:
Interest cost	$285	$270
Expected return on plan assets	(265)	(272)
Recognized losses	63	37

Net periodic benefit cost	$83	$35

Contributions by the company	$—	$—

Retirement pension benefits – other countries:
Components of net periodic benefit cost:
Service cost	$311	$504
Interest cost	534	539
Expected return on plan assets	(490)	(530)
Amortization of unrecognized transition obligation	23	25
Recognized losses	98	141
Recognized prior service costs	(2)	(2)

Net periodic benefit cost	$474	$677

Contributions by the company	$407	$354

Retirement healthcare benefits:
Components of net periodic benefit cost
Service cost	$95	$663
Interest cost	702	1,097
Recognized losses	299	350
Recognized prior service costs	(630)	(127)

Net periodic benefit cost	$466	$1,983

Contributions by the company	$444	$423

WOODWARD
Notes to Consolidated Financial Statements (Continued)
In the three months ended December 31, 2005, we paid $586,000 for prescription drug benefits and expect to pay additional prescription drug benefits of approximately $1,700,000 for the year ending September 30, 2006. We are entitled to a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We did not receive a federal subsidy for the three months ended December 31, 2005, but we currently expect to receive $644,000 during the year ending September 30, 2006.
(10) Accumulated other comprehensive earnings:
Accumulated other comprehensive earnings, which totaled $10,110,000 at December 31, 2005, consisted of the following items:

At or for the
three months
ended December
(In thousands)	31, 2005

Accumulated foreign currency translation adjustments:
Balance at beginning of year	$14,575
Translation adjustments	(1,352)
Taxes associated with translation adjustments	514

Balance at end of period	$13,737

Accumulated unrealized derivative losses:
Balance at beginning of year	$(661)
Reclassification to interest expense	71
Taxes associated with interest reclassification	(27)

Balance at end of period	$(617)

Accumulated minimum pension liability adjustments:
Balance at beginning and end of year	$(3,010)

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(11) Total comprehensive earnings:

	Three months
	ended
	December 31,
(In thousands)	2005	2004

Net earnings	$12,427	$11,995
Other comprehensive earnings:
Foreign currency translation adjustments	(838)	3,249
Reclassification of unrealized losses on derivatives to earnings	44	49
Minimum pension liability adjustment	—	4

Total comprehensive earnings	$11,633	$15,297

(12) Contingencies:
We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000,000 in the aggregate.
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

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(13) Segment information:

	Three months
	ended
	December 31,
(In thousands)	2005	2004

Industrial Controls:
External net sales	$124,459	$122,355
Intersegment sales	364	198
Segment earnings	11,545	5,055

Aircraft Engine Systems:
External net sales	$71,175	$66,970
Intersegment sales	1,055	452
Segment earnings	14,812	18,312

The difference between total segment earnings and consolidated earnings before income taxes follows:

	Three months
	ended
	December 31,
(In thousands)	2005	2004

Total segment earnings	$26,357	$23,367
Nonsegment expenses	(6,584)	(3,593)
Interest expense and income — net	(654)	(734)

Consolidated earnings before income taxes	$19,119	$19,040

Segment assets were as follows:

	At December 31,	At September 30,
(In thousands)	2005	2005

Industrial Controls	$361,406	$370,220
Aircraft Engine Systems	207,616	208,140

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
Industrial Controls’ segment earnings more than doubled over the same quarter a year ago, primarily due to changes in the sales mix, higher sales mix, and productivity improvements. We are continuing to execute the consolidation of European operations to streamline our organization and to gain further production cost efficiencies. While the vast majority of the cost of the consolidation has already been recognized, most of its benefits will be realized in future quarters. When the actions are substantially completed at the end of our second quarter this year, we estimate that the annual savings will approximate $9 million to $11 million as compared to amounts that would have been incurred prior to the actions.
Aircraft Engine Systems’ first quarter earnings decreased $3.5 million from the first quarter a year ago; however, its first quarter results last year included a $3.8 million gain on the sale of product rights.
Increases in nonsegment expenses partially offset the net increase in segment earnings, primarily due to a higher level of professional services and a change in accounting for stock-based compensation. We adopted new accounting rules for stock-based compensation at the beginning of this year’s first quarter. If we had applied the provisions of the new accounting rules to last year’s first quarter, our earnings before income taxes would have decreased by $0.6 million and net earnings would have decreased $0.3 million, or $0.03 per diluted share.
At December 31, 2005, our total assets were $679 million, including $72 million in cash, and our total debt was $91 million. We are well positioned to fund expanded research and development and to explore other investment opportunities consistent with our focused strategies.
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
Important factors that could individually, or together with one or more other factors, affect our business, results of operations and/or financial condition are in the management discussion and analysis in our 2005 annual report on Form 10-K for the year ended September 30, 2005.

Critical Accounting Policies
We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of our critical accounting policies with the audit committee of the company’s Board of Directors. In each of the areas that were identified as critical accounting policies, our judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in our assets and liabilities, increases or decreases in our expenses, and additional losses or gains that are material to our financial condition and results of operations. Our critical accounting policies are discussed more fully in the management discussion and analysis in our 2005 annual report on Form 10-K for the year ended September 30, 2005.
Market Risks
Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the management discussion and analysis in our 2005 annual report on Form 10-K for the year ended September 30, 2005.
Results of Operations
Sales

	Three months
	ended
	December 31,
(In thousands)	2005	2004

External net sales:
Industrial Controls	$124,459	$122,355
Aircraft Engine Systems	71,175	66,970

Consolidated net sales	$195,634	$189,325

Consolidated net sales increased in the three months ended December 31, 2005, as compared to the same period last year. The increase was most evident in Aircraft Engine Systems, where higher demand for narrow- and wide-body aircraft OEM and aftermarket products was the primary source of year-over-

year growth. Boeing and Aircraft have both increased production of aircraft, largely driven by orders from commercial airlines in Asia. We also believe higher revenue passenger miles are being experienced by commercial airlines generally, which drives aircraft usage and has a positive effect on our aftermarket sales. These increases were partially offset by lower sales to OEMs for products aimed at the regional jet market due to an industry-wide reduction of regional jet demand following a period of relatively high growth.
The increase in Industrial Controls sales reflected higher demand in power generation markets over the same quarter a year ago, offset partially by decreases in transportation sales. Power generation improvement projects in Asia and Eastern Europe continue to drive the increases in the market for power generation products. The decrease in sales in the transportation markets are related to alternative fuel systems that are sold to Chinese OEMs, which we believe is related to the production and ordering patterns typical in the Chinese market. Customers in China have shown a tendency to batch their orders and engine production in such a manner that results in greater quarterly variability than is typical among customers in other markets.
Costs and Expenses

	Three months
	ended
	December 31,
(In thousands)	2005	2004

Cost of goods sold	$141,939	$143,273
Sales, general, and administrative expenses	21,057	18,697
Research and development costs	11,910	10,605
All other expense items	3,280	3,246
Interest and other income	(1,671)	(5,536)

Consolidated costs and expenses	$176,515	$170,285

Cost of goods sold decreased in the three months ended December 31, 2005, compared to the same period last year. Changes in sales mix and productivity improvements in Industrial Controls more than offset the effect of higher sales on a consolidated basis. Cost of goods sold represented 72.6% of sales in this year’s first quarter, down from 75.7% in the same quarter a year ago. We attribute the change in Industrial Controls’ sales mix in the first quarter year-over-year comparison to normal quarterly variation. However, the productivity improvements reflected the results of specific actions taken to improve Industrial Controls’

performance, including the favorable effects of the consolidation of European operations.
Sales, general, and administrative expenses increased in the three months ended December 31, 2005, as compared to the same period last year. The increase was primarily due to a higher level of professional services in this year’s first quarter as compared to a year ago and a change in accounting for stock-based compensation. The level of professional services varies on a quarterly basis, and expenses are recognized in the period services are provided. Stock-based compensation is discussed more fully in a separate section of this management’s discussion and analysis.
Research and development costs increased in three months ended December 31, 2005, as compared to the same period last year reflecting higher levels of development activity in both segments. Among other programs, Aircraft Engine Systems is developing components and the integrated fuel system for the new GEnx turbofan engine for the Boeing 787, Airbus A350, and Boeing 747-8, and components for the GE Rolls-Royce F136 engine and T700-GE-701D engine for use in military applications. Industrial Controls is also developing products in conjunction with customers’ development programs, as well as developing products for the turbine auxiliary market. Turbine auxiliary applications offer multiple opportunities to leverage our exiting hydraulic and electric actuation and valve technologies for off-engine applications.
Interest and other income decreased in the three-month period ended December 31, 2005, as compared to the same period last year. Last years’ first quarter results included a pre-tax gain of $3.8 million from the sale of rights to our aircraft propeller synchronizer products to an unrelated third party.
Stock-Based Compensation
We adopted a new accounting standard for stock-based compensation beginning October 1, 2005 – Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” This standard requires us to measure employee compensation made in the form of stock-based instruments at the grant-date fair value of the stock-based award and to recognize the compensation over the requisite service period. Upon adoption, we used the modified prospective application transition method, under which prior periods are not restated in the financial statements.
Prior to October 1, 2005, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.
The effect of adopting the new accounting standard on earnings for the three months ended December 31, 2005, was that earnings before income taxes were reduced by $0.9 million and net earnings were reduced by $0.5 million, or $0.04 per basic share and $0.04 per diluted share. Stock compensation is accounted for as a nonsegment expense. We expect stock compensation expense in the immediate future to be at levels similar to the amount recognized in the first quarter.
If we had applied the provisions of the new accounting standard last year, our earnings before income taxes for the three months ended December 31, 2004, would have been reduced by $0.6 million and our net earnings would have been reduced by $0.3 million, or $0.03 per basic share and $0.03 per diluted share.
Adoption of the new accounting standards also affected our presentation of cash flows. The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in financial statements. For the three months ended December 31, 2005, cash flow from operations was reduced by $1.2 million and cash flow from financing activities was increased by $1.2 million from amounts that would have been reported prior to the accounting change.
At December 31, 2005, the amount of stock compensation expense that has not yet been recognized totaled $6.7 million. This amount is related to stock options that have been granted but have not yet vested. We currently expect to recognize an additional $2.1 million of stock compensation for these options over the remainder of the year ending September 31, 2006.
Workforce Management Actions

	Three months
	ended
	December 31,
(In thousands)	2005	2004

Member termination benefits- Industrial Controls	$70	$ 488

The amounts expensed during the three-month period ended December 31, 2005, were for termination benefits earned by members over the period and are primarily related to the consolidation of one of the European manufacturing operations with existing operations in Industrial Controls. This action is being taken to streamline the organization by eliminating redundant manufacturing operations and is expected to be substantially complete by March 31, 2006. These actions are discussed more fully in the management discussion and analysis in our 2005 annual report on Form 10-K for the year ended September 30, 2005.
Since the inception of these workforce management actions through December 31, 2005, we have expensed $15.8 million. Our total estimated cost for the actions is $16.0 million, which includes an additional $0.2 million that we expect to incur in future periods. Expenses incurred to date include $12.0 million for member termination benefits under ongoing termination benefit plans, $1.8 million of contractual pension termination benefits, and $2.0 million for other costs primarily associated with moving equipment and inventory to other locations. With the exception of the $1.8 million for contractual pension termination benefits, all expenses are cash expenses that have been or will be paid from available cash balances in 2005 and 2006 without the need for additional borrowings.
Once fully implemented, we expect our pretax expenses will be $9.0 million to $11.0 million lower than they would have been prior to the actions. The lower expenses are primarily related to reductions in personnel costs, although we anticipate some savings in travel and other costs due to the reduced headcount. Of the total savings, approximately 90% is expected to affect cost of goods sold and 10% selling, general, and administrative expenses. A portion of the savings is reflected in the results for the three months ended December 31, 2005, which will increase through the end of the second quarter when the actions are completed. The effect of these actions is considered as part of our outlook for the year, which is discussed more fully in a separate section of this management’s discussion and analysis.

Earnings

	Three months
	ended
	December 31,
(In thousands)	2005	2004

Segment earnings:
Industrial Controls	$11,545	$5,055
Aircraft Engine Systems	14,812	18,312

Total segment earnings	26,357	23,367
Nonsegment expenses	(6,584)	(3,593)
Interest expense and income	(654)	(734)

Consolidated earnings before income taxes	19,119	19,040
Income taxes	6,692	7,045

Consolidated net earnings	$12,427	$11,995

Industrial Controls’ segment earnings increased in the three months ended December 31, 2005, as compared to the same period last year. Changes in sales mix, higher sales levels, and productivity improvements were the primary drivers for the increase in earnings. Higher research and development costs partially offset the effects of these factors.
Industrial Controls had a higher gross margin (external net sales less external cost of goods sold) as a percent of sales in the first three months this year as compared to a year ago, due to changes in sales mix and productivity improvements. We attribute the change in Industrial Controls’ sales mix in the first quarter year-over-year comparison to normal quarterly variation. However, the productivity improvements reflected the results of specific actions taken to improve Industrial Controls’ performance, including the favorable effects of the consolidation of European operations.
The increase in Industrial Controls’ research and development costs was discussed more fully in a separate section of this management’s discussion and analysis.
Aircraft Engine Systems’ segment earnings decreased in the three months ended December 31, 2005, as compared to the same period last year. The primary reason last year’s earnings were higher is because of a gain in that period of $3.8 million from the sale of rights to our aircraft propeller synchronizer products to an unrelated third party. Increases in earnings related to higher year-over-year sales were offset by higher research and development costs.

The increase in Aircraft Engine Systems’ research and development costs was discussed more fully in a separate section of this management’s discussion and analysis.
Nonsegment expenses increased in the three months ended December 31, 2005, as compared to the same period a year ago. The increase was primarily due to a higher level of professional services in this year’s first quarter as compared to a year ago and a change in accounting for stock-based compensation. The level of professional services varies on a quarterly basis, and expenses are recognized in the period services are provided. Stock-based compensation is discussed more fully in a separate section of this management’s discussion and analysis.
Income taxes were provided at an effective rate on earnings before income taxes of 35.0% in the three-month period ended December 31, 2005, compared to 37.0% in the three-month period ended December 31, 2004. The tax rate for the year ended September 30, 2005, was 29.2%. The change in the effective tax rate from last year’s full year rate to this year’s first quarter rate was attributable to the following (as a percent of earnings before income taxes):

•	Change in estimates of taxes in the year ended September 31, 2005 for previous years	2.5%
•	Expiration of tax credit for increasing research activities (expired on December 31, 2005)	1.3%
•	Phase-out of the extraterritorial income exclusion	1.1%
•	Other changes, net	0.9%
Income taxes in fiscal year 2005 were affected by changes in estimates of income taxes for previous years, which resulted from increases in the amounts of certain credits claimed and changes in the amount of certain deductions taken.
Among the other changes in our effective tax rate were the effects of changes in the relative mix of earnings by tax jurisdiction, which affects the comparison of foreign and state income tax rates relative to the United States federal statutory rate.
Outlook: Our outlook for the year ending September 30, 2006, is consistent with what we previously reported, with sales growth of 3% to 6% and earnings per share of $5.00 to $5.25 per diluted share.
Our sales growth expectation is based on our belief that Industrial Controls’ sales will grow between 2% and 3% this year over last year, and that Aircraft Engine Systems’ sales will grow between 7% and 9%.

Our earnings expectation is a result of the expected sales increase and improvements in Industrial Controls’ segment earnings. We anticipate that Industrial Controls’ segment earnings will increase to approximately 10% of sales. Among other factors, the improvement in Industrial Controls’ earnings includes savings resulting from the consolidation of our European operations, which were discussed more fully in another section of this management’s discussion and analysis. Aircraft Engine Systems’ segment earnings are expected to remain near the levels achieved in the last two years in relation to its sales.
Our net earnings expectation for the year includes expense for stock compensation that resulted from the adoption of a new accounting standard at the beginning of the year. Had we adopted the provisions of the new standard last year, our net earnings for the year ended September 30, 2005, would have decreased by $0.11 per diluted share. Stock compensation is discussed more fully in a separate section of this management’s discussion and analysis.
Financial Condition
Assets

	December 31,	September 30,
(In thousands)	2005	2005

Industrial Controls	$361,406	$370,220
Aircraft Engine Systems	207,616	208,140
Nonsegment assets	109,857	127,106

Consolidated total assets	$678,879	$705,466

Industrial Controls’ segment assets decreased in the three months ended December 31, 2005. Accounts receivable balances were lower due to normal variations in the timing of billings and collections that occur near the end of December as opposed to the end of September. Industrial Controls’ net property, plant, and equipment and intangibles also decreased, as depreciation and amortization exceeded additions during the quarter.
Nonsegment assets decreased in the three months ended December 31, 2005, primarily because of decreases in cash and cash equivalents. Changes in cash for the quarter are discussed more fully in a separate section of this management’s discussion and analysis.

Other Balance Sheet Measures

	December 31,	September 30,
(In thousands)	2005	2005

Working capital	$241,787	$241,066
Long-term debt, less current portion	61,117	72,942
Other liabilities	71,681	71,548
Shareholders’ equity	441,877	432,469

Long-term debt, less current portion decreased during the three months ended December 31, 2005, as a result of payments made during the quarter. Required future payments for long-term debt principal, operating lease commitments, and purchase obligations at September 30, 2005, were as follows:

In thousands for
the year(s) ending		2007/	2009/
September 30,	2006	2008	2010	Thereafter

Long-term debt	$14,426	$28,852	$21,428	$21,429
Operating leases	3,600	5,000	3,000	2,000
Purchase obligations	76,357	1,070	—	—

We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175 million if we choose. The line of credit facility expires on March 11, 2010. In addition, we have other line of credit facilities, which totaled $26.4 million at September 30, 2005, that are generally reviewed annually for renewal.
Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to EBITDA, as defined in the agreements. We were in compliance with all covenants at December 31, 2005.
We enter into purchase obligations with suppliers in the normal course of business, on a short-term basis.
Commitments and contingencies at December 31, 2005, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10 million in the aggregate.
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
Shareholders’ equity increased in the three months ended December 31, 2005. Increases due to net earnings, sales of treasury stock, stock compensation expense, and excess tax benefits from stock compensation during the three months were partially offset by cash dividend payments and purchases of treasury stock.
On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and private transactions over a three-year period. Through December 31, 2005, we purchased $8.3 million of our common stock under this authorization.
A three-for-one stock split was approved by shareholders at the 2005 annual meeting of shareholders on January 25, 2006. This stock split will become effective for shareholders at the close of business on February 1, 2006. The effects of the stock split have not been reflected in the financial statements filed as part of this Form 10-Q. The pro forma effect the split will have on weighted-average shares outstanding and earnings per share for the three months ended December 31, 2005 and 2004, have been included in the notes to the consolidated financial statements in this Form 10-Q. The effect of the stock split will be reflected in future financial statements issued after the effective date of the split.

Cash Flows

	Three months
	ended December 31,
(In thousands)	2005	2004

Net cash provided (used) by operating activities	$(448)	$11,283
Net cash used in investing Activities	(4,749)	(4,331)
Net cash used in financing activities	(7,880)	(1,268)

Net cash flows for operating activities decreased by $11.7 million in the three months ended December 31, 2005, compared to the same period last year. Both operating cash receipts and disbursement increased in the three-month period this year compared to last year due to higher sales volume. However, cash paid to employees and suppliers increased at a greater rate than cash collected from customers, primarily because higher variable compensation payments were made for amounts earned and accrued for the previous fiscal year.
Net cash flows used for financing activities increased by $6.6 million in the three months ended December 31, 2005, compared to the same period last year primarily as a result of changes in borrowing activity. Net payments on borrowings totaled $4.6 million in this year’s first quarter compared to $0.1 million a year ago.
On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our common stock on the open market and private transactions over a three-year period. Approximately $21.7 million of shares may yet be purchased under this authorization at December 31, 2005.
Outlook: Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months.
Payments of our senior notes, which totaled $64.3 million at December 31, 2005, are due over the 2007 — 2012 timeframe. Also, we have a $100 million line of credit facility that includes an option to increase the amount of the line up to $175 million that does not expire until March 11, 2010. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the management discussion and analysis in our 2005 annual report on Form 10-K for the year ended September 30, 2005.
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

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total	(d)
			number of	Approximate
			shares	dollar value
			purchased	of shares
			as part of	that may yet
	(a) Total		publicly	be purchased
	number of	(b) Average	announced	under the
	shares	price paid	plans or	plans or
Period	purchased	per share	programs	programs

October l, 2005 through October 31, 2005	—		—	$22,707,000

November 1, 2005 through November 30, 2005	2,500	$79.87	2,500	$22,508,000

December 1, 2005 through December 31, 2005	10,499	$83.02	10,010	21,677,000

Included in December are 489 shares purchased on the open market related to the reinvestment of dividends for treasury shares held for deferred compensation.
On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and in private transactions over a three-year period. There have been no terminations or expirations since the approval date.

Sales of common stock issued from treasury to one of the company’s directors during the three months ended December 31, 2005, consisted of the following:

	Total number
	of shares	Consideration
Date	purchased	received

December 2, 2005	99	$8,019

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.
Item 6. Exhibits
(a) Exhibits Filed as Part of this Report:

(31)	(i)	Rule 13a-14(a)/15d-14(a) certifications of Thomas A. Gendron.

	(ii)	Rule 13a-14(a)/15d-14(a) certifications of Robert F. Weber, Jr.

(32)	(i)	Section 1350 certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

Date: January 31, 2006	/s/ THOMAS A. GENDRON

Thomas A. Gendron, President
and Chief Executive Officer

Date: January 31, 2006	/s/ ROBERT F. WEBER, JR.

Robert F. Weber, Jr., Chief
Financial Officer and Treasurer