Form 10-Q
period 2006-03-31
WOODWARD GOVERNOR CO
filed 2006-05-01
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 21, 2006, 34,588,677 shares of common stock with a par value of $.002917 cents per share were outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

Consolidated Statements of Earnings	WOODWARD

	(Unaudited)
	Three months
	ended March 31,
(In thousands except per share amounts)	2006	2005

Net sales	$208,917	$210,619

Costs and expenses:
Cost of goods sold	152,027	157,520
Selling, general, and administrative expenses	25,257	19,559
Research and development costs	13,069	11,690
Amortization of intangible assets	1,758	1,780
Interest expense	1,305	1,525
Interest income	(598)	(402)
Other income	(1,163)	(1,470)
Other expense	85	127

Total costs and expenses	191,740	190,329

Earnings before income taxes	17,177	20,290
Income taxes	5,711	7,311

Net earnings	$11,466	$12,979

Earnings per share:
Basic	$0.33	$0.38
Diluted	0.32	0.37

Weighted-average number of shares outstanding:
Basic	34,508	34,170
Diluted	35,369	35,109

Cash dividends per share	$0.10	$0.0833

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings	WOODWARD

	(Unaudited)
	Six months
	ended March 31,
(In thousands except per share amounts)	2006	2005

Net sales	$404,551	$399,944

Costs and expenses:

Cost of goods sold	293,966	300,793
Selling, general, and administrative expenses	46,314	38,256
Research and development costs	24,979	22,295
Amortization of intangible assets	3,513	3,556
Interest expense	2,602	2,894
Interest income	(1,241)	(1,037)
Other income	(2,191)	(6,371)
Other expense	313	228

Total costs and expenses	368,255	360,614

Earnings before income taxes	36,296	39,330
Income taxes	12,403	14,356

Net earnings	$23,893	$24,974

Earnings per share:
Basic	$0.69	$0.73
Diluted	0.68	0.71

Weighted-average number of shares outstanding:
Basic	34,427	34,077
Diluted	35,269	35,016

Cash dividends per share	$0.20	$0.1633

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	WOODWARD

	(Unaudited)
	At March	At September
(In thousands except per share amounts)	31, 2006	30, 2005

Assets
Current assets:
Cash and cash equivalents	$76,653	$84,597
Accounts receivable, less allowance for losses of $2,313 for March and $1,965 for September	103,206	107,403
Inventories	156,663	149,336
Income taxes receivable	4,240	5,330
Deferred income taxes	20,992	18,700
Other current assets	3,645	4,207

Total current assets	365,399	369,573

Property, plant, and equipment – net	115,514	114,787
Goodwill	130,883	131,035
Other intangibles – net	75,033	78,564
Deferred income taxes	1,069	2,310
Other assets	9,122	9,197

Total assets	$697,020	$705,466

Consolidated balance sheets continued on next page.

Consolidated Balance Sheets – Continued	WOODWARD

	(Unaudited)
	At March	At September
(In thousands except per share amounts)	31, 2006	30, 2005

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$12,476	$8,419
Current portion of long-term debt	14,413	14,426
Accounts payable	36,197	37,015
Accrued liabilities	48,692	68,647

Total current liabilities	111,778	128,507

Long-term debt, less current portion	60,188	72,942
Other liabilities	70,448	71,548
Commitments and contingencies

Shareholders’ equity represented by:
Preferred stock, par value $0.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $0.002917 per share, authorized 100,000 shares, issued 36,480 shares	106	106
Additional paid-in capital	29,729	25,854
Accumulated other comprehensive earnings	10,576	10,904
Deferred compensation	5,456	5,402
Retained earnings	442,576	425,568

	488,443	467,834
Less: Treasury stock, at cost, 1,891 shares for March and 2,154 shares for September	28,381	29,963
Treasury stock held for deferred compensation, at cost, 414 shares for March and September	5,456	5,402

Total shareholders’ equity	454,606	432,469

Total liabilities and shareholders’ equity	$697,020	$705,466

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	WOODWARD

	(Unaudited)
	Six months
	ended March 31,
(In thousands)	2006	2005

Cash flows from operating activities:
Net earnings	$23,893	$24,974

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,752	16,722
Net gain on sale of property, plant, and equipment	(212)	(257)
Stock compensation expense	1,573	—
Excess tax benefits from stock compensation	(2,424)	—
Deferred income taxes	(934)	286
Reclassification of unrealized losses on derivatives to earnings	142	158
Changes in operating assets and liabilities:
Accounts receivable	3,880	838
Inventories	(7,567)	(13,317)
Accounts payable and accrued liabilities	(23,743)	(5,717)
Income taxes payable	5,539	(1,673)
Other – net	1,114	6,264

Total adjustments	(7,880)	3,304

Net cash provided by operating activities	16,013	28,278

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(12,982)	(9,686)
Proceeds from sale of property, plant, and equipment	557	853

Net cash used in investing activities	(12,425)	(8,833)

Cash flows from financing activities:
Cash dividends paid	(6,885)	(5,567)
Proceeds from sales of treasury stock	3,124	3,153
Purchases of treasury stock	(1,907)	—
Excess tax benefits from stock compensation	2,424	—
Net borrowings (payments) from borrowings under revolving lines	4,106	(1,160)
Payments of long-term debt	(12,576)	—

Net cash used in financing activities	(11,714)	(3,574)

Effect of exchange rate changes on cash	182	258

Net change in cash and cash equivalents	(7,944)	16,129
Cash and cash equivalents, beginning of year	84,597	48,895

Cash and cash equivalents, end of period	$76,653	$65,024

Supplemental cash flow information:
Interest paid	$2,896	$2,766
Income taxes paid	8,277	18,647

See accompanying Notes to Consolidated Financial Statements.

WOODWARD
Notes to consolidated Financial Statements (Continued)
(1) Overview:
The consolidated balance sheet as of March 31, 2006, the consolidated statements of earnings for the three and six-month periods ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the six-month periods ended March 31, 2006 and 2005, were prepared by the company without audit. The September 30, 2005, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, we have made all adjustments necessary to present fairly the company’s financial position as of March 31, 2006, the results of its operations for the three and six-month periods ended March 31, 2006 and 2005, and its cash flows for the six-month periods ended March 31, 2006 and 2005. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company’s 2005 annual report on Form 10-K and should be read with the notes to consolidated financial statements in the annual report. The consolidated statements of earnings for the three and six-month periods ended March 31, 2006, are not necessarily indicative of the results to be expected for other interim periods or for the full year.
A three-for-one stock split was approved by shareholders at the 2005 annual meeting of shareholders on January 25, 2006. The stock split became effective for shareholders at the close of business on February 1, 2006. The number of shares and per share amounts reported in these consolidated financial statements have been updated from amounts reported prior to February 1, 2006, to reflect the effects of the split.
(2) Stock-based compensation:
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
Provisions governing our stock option grants are included in the 2006 Omnibus Incentive Plan and the 2002 Stock Option Plan. The 2006 Plan was approved by shareholders and became effective on January 25, 2006. No grants were issued in January 2006, and no further grants will be made under the 2002 Plan. The 2006 Plan made 3,705,000 shares available for grants made on or after January 25, 2006, to members and directors of the company, subject to annual award limits as specified in the Plan.

WOODWARD
Notes to consolidated Financial Statements (Continued)
We adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, beginning October 1, 2005, using the modified prospective transition method. This statement requires us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.
Prior to October 1, 2005, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.
As a result of adopting the new standard, earnings before income taxes for the three months ended March 31, 2006, decreased by $695,000, and net earnings decreased by $431,000, or $0.01 per basic share and $0.01 per diluted share. These results reflect stock compensation expense of $695,000 and tax benefits of $264,000 for the period. Earnings before income taxes for the six months ended March 31, 2006, decreased by $1,573,000, and net earnings decreased by $975,000, or $0.03 per basic share and $0.03 per diluted share. These results reflect stock compensation expense of $1,573,000 and tax benefits of $598,000 for the period.
Adoption of the new standard also affected our consolidated statements of cash flows. The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in financial statements. For the six months ended March 31, 2006, cash flow from operating activities was reduced by $2,424,000 and cash flow from financing activities was increased by $2,424,000 from amounts that would have been reported if we had not adopted the new accounting standard.
Concurrent with our adoption of the new statement, we began to use the non-substantive vesting period approach for attributing stock compensation to individual periods. The nominal vesting period approach was used in determining the stock compensation expense for our pro forma net earnings disclosure for the three and six months ended March 31, 2005, presented in a table that follows. The change in the attribution method will not affect the ultimate amount of stock compensation expense recognized, but it has accelerated the recognition of such expense for non-substantive vesting conditions, such as retirement eligibility provisions. Under both approaches, we elected to recognize stock compensation on a straight-line basis for options with graded vesting schedules. As a result of the change in attribution method, earnings before income taxes for the three months ended March 31, 2006, were increased by approximately $2,000, and net

WOODWARD
Notes to consolidated Financial Statements (Continued)
earnings were increased by $1,000, which had no effect on basic and diluted earnings per share. Earnings before income taxes for the six months ended March 31, 2006 were reduced by approximately $268,000, and net earnings were reduced by $166,000, or $0.01 per basic share and $0.01 per diluted share.
The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year:

	Three months	Six months
	ended March	ended March
(In thousands except per share amounts)	31, 2005	31, 2005

Reported net earnings	$12,979	$24,974
Stock-based compensation expense using the fair value method, net of income tax	(359)	(703)

Pro forma net earnings	$12,620	$24,271

Reported net earnings per share amounts:
Basic	$0.38	$0.73
Diluted	0.37	0.71

Pro forma net earnings per share amounts:
Basic	$0.37	$0.71
Diluted	0.36	0.70

The fair value for options granted during the six months ended March 31, 2006, and the year ended September 30, 2005, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

	Six months	Year ended
	ended March	September
	31, 2006	30, 2005

Expected term	7 years	7 years
Expected volatility:
Range used	37%	37% – 38%
Weighted-average	37%	37.7%
Expected dividend yield:
Range used	1.73%	1.65% – 1.73%
Weighted-average	1.73%	1.70%
Risk-free interest rate:
Range used	4.48% – 4.57%	3.98% – 4.18%

Historical company information was the primary basis for the selection of the expected term, expected volatility, and expected dividend yield assumptions. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon

WOODWARD
Notes to consolidated Financial Statements (Continued)
issues with a remaining term equal to the expected term of the options being valued. Changes in outstanding stock options for the six months ended March 31, 2006, were as follows:

		Weighted
		Average
		Exercise
	Number	Price

Balance at September 30, 2005	2,998,869	$13.96
Options granted	365,400	27.01
Options exercised	(350,001)	10.36

Balance at March 31, 2006	3,014,268	$15.96

At March 31, 2006, there was $6,055,000 of unrecognized compensation cost related to nonvested awards, which we expect to recognize over a weighted-average period of 1.5 years. Information about stock options that are vested or are expected to vest and that are exercisable at March 31, 2006, follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life in	Value
Options	Number	Price	Years	($000’s)

Vested or expected to vest	2,922,687	$15.73	5.6	$51,217
Exercisable	2,062,367	12.82	4.2	42,130

The weighted-average grant-date fair value of options granted was $10.44 for the six months ended March 31, 2006, and $9.24 for the six months ended March 31, 2005. Other information for the three and six-month periods follows:

	Three months ended		Six months ended
	March 31,		March 31,
(In thousands)	2006	2005	2006	2005

Total fair value of shares vested	$291	$5	$2,547	$1,960
Total intrinsic value of options exercised	3,317	1,928	6,730	3,514
Cash received from exercises of stock options	2,369	1,547	3,112	3,084
Tax benefit realized from exercise of stock options	1,260	702	2,522	1,305

WOODWARD
Notes to consolidated Financial Statements (Continued)
(3) Earnings per share:

	Three months		Six months
	ended March 31,		ended March 31,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net earnings(A)	$11,466	$12,979	$23,893	$24,974

Determination of shares:
Weighted-average shares of common stock outstanding (B)	34,508	34,170	34,427	34,077
Assumed exercise of stock options	861	939	842	939

Weighted-average shares of common stock outstanding assuming dilution (C)	$35,369	$35,109	$35,269	$35,016

Earnings before cumulative effect of accounting change:
Basic per share amount (A/B)	$0.33	$0.38	$0.69	$0.73
Diluted per share amount (A/C)	0.32	0.37	0.68	0.71

The weighted-average shares of common stock outstanding included the weighted-average             shares held for deferred compensation obligations were as follows:

	Three months		Six months
	ended March 31,		ended March 31,
(In thousands, except per share amounts)	2006	2005	2006	2005

Weighted-average shares held for deferred compensation	413,389	362,937	413,606	292,980

The following stock options were outstanding during the three and six months ended March 31, 2006 and 2005, but were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months		Six months
	ended March 31,		ended March 31,
(In thousands, except per share amounts)	2006	2005	2006	2005

Options	410,400	375,654	644,874	375,771

(4) Inventories:

	At March	At September
(In thousands)	31, 2006	30, 2005

Raw materials	$5,906	$4,876
Component parts	96,591	97,429
Work in process	32,080	28,326
Finished goods	22,086	18,705

	$156,663	$149,336

WOODWARD
Notes to consolidated Financial Statements (Continued)
(5) Property, plant, and equipment:

	At March	At September
(In thousands)	31, 2006	30, 2005

Land	$9,626	$9,766
Buildings and equipment	155,202	153,567
Machinery and equipment	244,806	238,550
Construction in progress	2,145	4,905

	411,779	406,788
Less accumulated depreciation	296,265	292,001

Property, plant, and equipment — net	$115,514	$114,787

	Three months		Six months
	ended March 31,		ended March 31,
(In thousands)	2006	2005	2006	2005

Depreciation expense	$5,764	$6,651	$11,239	$13,166

(6) Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2005	$68,913
Foreign currency exchange rate changes	(152)
Balance at March 31, 2006	$68,761

Aircraft Engine Systems:
Balance at September 30, 2005 and March 31, 2006	$62,122

Consolidated:
Balance at September 30, 2005	$131,035
Foreign currency exchange rate changes	(152)

Balance at March 31, 2006	$130,883

WOODWARD
Notes to consolidated Financial Statements (Continued)
(7) Other intangibles — net:

	At March	At September
(In thousands)	31, 2006	30, 2005

Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$37,387
Accumulated amortization	(10,114)	(8,814)

	27,273	28,573

Other:
Amount acquired	31,175	31,207
Accumulated amortization	(11,620)	(10,194)

	19,555	21,013

Total	$46,828	$49,586

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(7,454)	(6,979)

	21,093	21,568

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(4,673)	(4,375)

	7,112	7,410

Total	$28,205	$28,978

Consolidated:
Customer relationships:
Amount acquired	$65,934	$65,934
Accumulated amortization	(17,568)	(15,793)

	48,366	50,141

Other:
Amount acquired	42,960	42,992
Accumulated amortization	(16,293)	(14,569)

	26,667	28,423

Total	$75,033	$78,564

Amortization expense associated with current intangibles is expected to be approximately $7,000,000 for 2006, $6,600,000 for 2007, $5,800,000 for 2008, $5,500,000 for 2009, and $5,300,000 for 2010.
(8) Accrued liabilities:

	At March	At September
(In thousands)	31, 2006	30, 2005

Salaries and other member benefits	$13,634	$40,629
Warranties	5,881	5,692
Taxes, other than on income	4,784	4,828
Other items – net	24,393	17,498

	$48,692	$68,647

WOODWARD
Notes to consolidated Financial Statements (Continued)
Salaries and other member benefits include accrued termination benefits totaling $4,935,000 at September 30, 2005. These accrued termination benefits were in Industrial Controls. Changes in accrued termination benefits for the six months ended March 31, 2006 were as follows:

(In thousands)

Balance at September 30, 2005	$4,935
Expense:
Cost of goods sold	69
Selling, general, and administrative expenses	1
Payments and other settlements	(4,916)
Accrual adjustments	—
Foreign currency exchange rate changes	(89)

Balance at March 31, 2006	$—

The amounts expensed during the six-month period were for termination benefits earned by members over the period and are primarily related to the consolidation of one of the European manufacturing operations with existing operations. This action was taken to streamline the organization by eliminating redundant manufacturing operations and is complete. The total expense for this action was $15,763,000, which included $12,010,000 for termination benefits, $1,800,000 for contractual pension termination benefits, and other costs primarily associated with moving equipment and inventory to other locations totaling $1,953,000. We do not anticipate additional expenditures related to this action.
Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. A reconciliation of accrued product warranties from September 30, 2005, to March 31, 2006, follows:

(In thousands)

Balance at September 30, 2005	$5,692
Accruals related to warranties issued during the period	3,437
Adjustments to pre-existing warranty liabilities	(836)
Settlements of amounts accrued	(2,394)
Foreign currency exchange rate changes	(18)

Balance at March 31, 2006	$5,881

WOODWARD
Notes to consolidated Financial Statements (Continued)
(9) Retirement benefits:
We provide various benefits to eligible members of our company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three months		Six months
	ended March 31,		ended March 31,
(In thousands)	2006	2005	2006	2005

Retirement pension benefits — United States:
Components of net periodic benefit cost:
Interest cost	$286	$270	$571	$540
Expected return on plan assets	(325)	(272)	(590)	(544)
Recognized losses	63	37	126	74

Net periodic benefit cost	$24	$35	$107	$70

Contributions by the company	$—	$—	$—	$—

Retirement pension benefits — other countries:
Components of net periodic benefit cost:
Service cost	$308	$505	$619	$1,009
Interest cost	551	536	1,085	1,075
Expected return on plan assets	(496)	(528)	(986)	(1,058)
Amortization of unrecognized transition obligation	23	26	46	51
Recognized losses	101	141	199	282
Recognized prior service costs	(2)	(2)	(4)	(4)

Net periodic benefit cost	$485	$678	$959	$1,355

Contributions by the company	$190	$351	$597	$705

WOODWARD
Notes to consolidated Financial Statements (Continued)
(9) Retirement benefits (continued):

	For the three		For the six
	months ended		months ended
	March 31,		March 31,
(In thousands)	2006	2005	2006	2005

Retirement healthcare benefits:
Components of net periodic benefit cost:
Service cost	$96	$663	$191	$1,326
Interest cost	676	1,112	1,378	2,209
Recognized losses	299	350	598	700
Recognized prior service costs	(630)	(127)	(1,260)	(254)

Net periodic benefit cost	$441	$1,998	$907	$3,981

Contributions by the company	$824	$498	$1,268	$921

We paid prescription drug benefits of $592,000 during the three months and $1,178,000 during the six months ended March 31, 2006. We expect to pay additional prescription drug benefits of approximately $1,100,000 for the year ending September 30, 2006. We are entitled to a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We did not receive a federal subsidy for the six months ended March 31, 2006, but we currently expect to receive $644,000 during the year ending September 30, 2006.
We expect contributions by the company for retirement pension benefits will be $0 in the United States and $2,072,000 in other countries in 2006. We also expect contributions by the company for retirement healthcare benefits will be $3,557,000 in 2006, less amounts received as federal subsidies.

WOODWARD
Notes to consolidated Financial Statements (Continued)
(10) Accumulated other comprehensive earnings:
Accumulated other comprehensive earnings, which totaled $10,576,000 at March 31, 2006, consisted of the following items:

At or for the
six months ended
(In thousands)	March 31, 2006

Accumulated foreign currency translation adjustments:
Balance at beginning of year	$14,575
Translation adjustments	(671)
Taxes associated with translation adjustments	255

Balance at end of period	$14,159

Accumulated unrealized derivative losses:
Balance at beginning of year	$(661)
Reclassification to interest expense	142
Taxes associated with interest reclassification	(54)

Balance at end of period	$(573)

Accumulated minimum pension liability adjustments:
Balance at beginning and end of year	$(3,010)

(11) Total comprehensive earnings:

	Three months		Six months
	ended March 31,		ended March 31,
(In thousands)	2006	2005	2006	2005

Net earnings	$11,466	$12,979	$23,893	$24,974
Other comprehensive earnings:
Foreign currency translation adjustments	422	(1,206)	(416)	2,043
Reclassification of unrealized losses on derivatives to earnings	44	49	88	98
Minimum pension liability adjustment	—	—	—	4

Total comprehensive earnings	$11,932	$11,822	$23,565	$27,119

WOODWARD
Notes to consolidated Financial Statements (Continued)
(12) Commitments and Contingencies:
We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including accruals totaling $5,000,000 that were made in the three months ended March 31, 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000,000 in the aggregate.
Among the current legal proceedings referred to in the preceding paragraph, we are a defendant in a class action lawsuit filed in the U.S. District Court for Northern District of Illinois and received findings of the U.S. Equal Employment Opportunity Commission that allege discrimination on the basis of race, national origin, and gender in our Winnebago County, Illinois, facilities. We believe there are meritorious defenses to the charges and claims that were asserted and, based on management’s judgment, we are pursuing the actions necessary to resolve these matters in the best interest of our shareholders.
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

WOODWARD
Notes to consolidated Financial Statements (Continued)
(13) Segment information:

	Three months		Six months
	ended March 31,		ended March 31,
(In thousands)	2006	2005	2006	2005

Industrial Controls:
External net sales	$132,030	$136,031	$256,489	$258,386
Intersegment sales	484	272	848	470
Segment earnings	13,107	10,095	24,652	15,150

Aircraft Engine Systems:
External net sales	$76,887	$74,588	$148,062	$141,558
Intersegment sales	1,059	1,360	2,114	1,812
Segment earnings	16,054	15,922	30,866	34,234

The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three months		Six months
	ended March 31,		ended March 31,
(In thousands)	2006	2005	2006	2005

Total segment earnings	$29,161	$26,017	$55,518	$49,384
Unallocated corporate expenses	(11,277)	(4,604)	(17,861)	(8,197)
Interest expense and income	(707)	(1,123)	(1,361)	(1,857)

Consolidated earnings before income taxes	$17,177	$20,290	$36,296	$39,330

Segment assets were as follows:

	At March	At September
(In thousands)	31, 2006	30, 2005

Industrial Controls	$363,435	$370,220
Aircraft Engine Systems	214,874	208,140

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
Industrial Controls’ earnings have improved significantly for the second quarter and first six months as compared to the same periods a year ago, due to a favorable sales mix and productivity improvements. As a percent of sales, Industrial Controls’ segment earnings were 9.6% in the first six months this year compared to 5.9% in the same period last year. Improving Industrial Controls’ profitability has been a priority for us for several quarters. Perhaps the most visible action has been the consolidation of operations in Europe, which was completed at the end of March 2006.
Aircraft Engine Systems’ earnings were slightly improved from last year’s second quarter results. For the six-month period, Aircraft Engine Systems’ earnings decreased $3.4 million; however, its first quarter results last year included a $3.8 million gain on the sale of product rights.
Nonsegment expenses for the second quarter and first six months included $5.0 million for accruals related to pending legal matters, higher level of professional services, and a change in accounting for stock-based compensation. We adopted new accounting rules for stock-based compensation at the beginning of this year. If we had applied the provisions of the new accounting rules last year, our earnings before income taxes and net earnings would have decreased $0.6 million in last year’s second fiscal quarter and $1.1 million in last year’s first six months. These decreases are equivalent to net earnings reductions of $0.4 million, or $0.01 per diluted share, in last year’s second fiscal quarter and $0.7 million, or $0.01 per diluted share, in last year’s first six months.
At March 31, 2006, our total assets were $697 million, including $77 million in cash and cash equivalents, and our total debt was $87 million. We are well positioned to fund expanded research and development and to explore other investment opportunities consistent with our focused strategies.
The financial statements that are filed as part of this Form 10-Q reflect the effects of the three-for-one stock split that became effective during our second fiscal quarter. Shareholders approved the split in January 2006.
In the sections that follow, we are providing information to help you better understand factors that may affect our future results, our critical accounting policies and market risks, our results of operations, and financial condition.
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
Important factors that could individually, or together with one or more other factors, affect our business, results of operations and/or financial condition are in the management’s discussion and analysis in our 2005 annual report on Form 10-K for the year ended September 30, 2005.

Critical Accounting Policies
We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of our critical accounting policies with the audit committee of the company’s Board of Directors. In each of the areas that were identified as critical accounting policies, our judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in our assets and liabilities, increases or decreases in our expenses, and additional losses or gains that are material to our financial condition and results of operations. Our critical accounting policies are discussed more fully in the management’s discussion and analysis in our 2005 annual report on Form 10-K for the year ended September 30, 2005.
Market Risks
Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the management’s discussion and analysis in our 2005 annual report on Form 10-K for the year ended September 30, 2005.
Results of Operations
Sales

	Three months		Six months
	ended March 31,		ended March 31,

(In thousands)	2006	2005	2006	2005

External net sales:
Industrial Controls	$132,030	$136,031	$256,489	$258,386
Aircraft Engine Systems	76,887	74,588	148,062	141,558

Consolidated net sales	$208,917	$210,619	$404,551	$399,944

Aircraft Engine Systems’ external net sales increased in both the three months and six months ended March 31, 2006. Boeing and Airbus, the leading OEMs of narrow- and wide-body aircraft, have both increased their production levels. We believe these increases were largely driven by orders from commercial airlines headquartered in Asia. We also believe higher revenue passenger miles are being experienced by commercial airlines generally, which drives aircraft usage and has a positive effect on our aftermarket sales.
Industrial Controls’ external net sales decreased in both the three months and six months ended March 31, 2006. While shipment volumes increased for many of our products, we experienced fewer shipments of combustion systems for large industrial turbines used in power generation, particularly in the second quarter. We believe these decreases were related to normal variability in demand, and that power generation improvement projects in Asia and Eastern Europe will continue to drive increases in the market for power generation products. We also experienced lower sales of alternative fuel systems that are sold to Chinese OEMs, which we believe is related to the production and ordering patterns typical in the Chinese market. Customers in China have shown a tendency to batch their orders and engine production in such a manner that results in greater quarterly variability than is typical among customers in other markets. Aside from volume factors, changes in foreign currency translation rates also had the effect of reducing reported sales this year as compared to a year ago.
Costs and Expenses

	Three months		Six months
	ended March 31,		ended March 31,

(In thousands)	2006	2005	2006	2005

Cost of goods sold	$152,027	$157,520	$293,966	$300,793
Sales, general, and administrative expenses	25,257	19,559	46,314	38,256
Research and development costs	13,069	11,690	24,979	22,295
All other expense items	3,148	3,432	6,428	6,678
Interest and other income	(1,761)	(1,872)	(3,432)	(7,408)

Consolidated costs and expenses	$191,740	$190,329	$368,255	$360,614

Cost of goods sold decreased in both the three months and six months ended March 31, 2006, as compared to the same periods last year. Cost of goods sold represented 72.8% of sales in the three-month period and 72.7% in the six-month period, both improvements from the prior year in which cost of goods sold represented 74.8% in the three-month period and 75.2% in the six-month period. We attribute the improvement to normal variability in sales mix and productivity improvements, including the favorable effects of the consolidation of European operations and other actions taken to improve Industrial Controls’ performance.

Sales, general, and administrative expenses increased in both the three months and six months ended March 31, 2006, as compared to the same periods last year. The increase was primarily due to second quarter accruals totaling $5.0 million related to pending legal matters of a contingent nature, a higher level of professional services as compared to a year ago, and a change in accounting for stock-based compensation. The extent to which we use professional services varies on a quarterly basis, and expenses are recognized in the period services are provided. Contingencies and stock-based compensation are discussed more fully in separate sections of this management’s discussion and analysis.
Research and development increased in both the three months and six months ended March 31, 2006, as compared to the same periods last year, reflecting higher levels of development activity in both segments. Among other programs, Aircraft Engine Systems is developing components and the integrated fuel system for the new GEnx turbofan engine for the Boeing 787, Airbus A350, and Boeing 747-8, and components for the GE Rolls-Royce F136 engine and T700-GE-701D engine for use in military applications. Industrial Controls is also developing products in conjunction with customers’ development programs, as well as developing products for the turbine auxiliary market. Turbine auxiliary applications offer multiple opportunities to leverage our existing hydraulic and electric actuation and valve technologies for off-engine applications.
Interest and other income decreased in the six-month period ended March 31, 2006, as compared to the same period last year. Last years’ six-month results included a first quarter pre-tax gain of $3.8 million from the sale of rights to our aircraft propeller synchronizer products to an unrelated third party.
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
The effect of adopting the new accounting standard on earnings for the three months ended March 31, 2006, was that earnings before income taxes were reduced by $0.7 million and net earnings were reduced by $0.4 million, or $0.01 per basic share and $0.01 per diluted share. The effect for the six months ended March 31, 2006, was that earnings before income taxes were reduced by $1.6 million and net earnings were reduced by $1.0 million, or $0.03 per basic share and $0.03 per diluted share. Stock compensation is accounted for as a nonsegment expense. We expect stock compensation expense in the immediate future to be at levels similar to the amount recognized in the first six months.
If we had applied the provisions of the new accounting standard last year, our earnings before income taxes for the three months ended March 31, 2005, would have been reduced by $0.6 million and our net earnings would have been reduced by $0.4 million, or $0.01 per basic share and $0.01 per diluted share. For the six months ended March 31, 2005, our earnings before income taxes would have been reduced by $1.1 million and our net earnings would have been reduced by $0.7 million, or $0.02 per basic share and $0.02 per diluted share.
Adoption of the new accounting standards also affected our presentation of cash flows. The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in financial statements. For the six months ended March 31, 2006, cash flow from operations was reduced by $2.4 million and cash flow from financing activities was increased by $2.4 million from amounts that would have been reported prior to the accounting change.
At March 31, 2006, the amount of stock compensation expense that has not yet been recognized totaled $6.1 million. This amount is related to stock options that have been granted but have not yet vested. We currently expect to recognize an additional $1.4 million of stock compensation for these options over the remainder of the year ending September 30, 2006.

Workforce Management Actions

	Three months		Six months
	ended March 31,		ended March 31,
(In thousands)	2006	2005	2006	2005

Member termination benefits — Industrial Controls	$—	$384	$70	$872
Member termination benefits adjustments — Industrial Controls	—	(2,115)	—	(2,115)

Total workforce management costs, net of adjustments	$—	$(1,731)	$70	$(1,243)

The amounts expensed during the six months ended March 31, 2006, were for termination benefits earned by members over the period and are primarily related to the consolidation of one of the European manufacturing operations with existing operations in Industrial Controls. This action was taken to streamline the organization by eliminating redundant manufacturing operations and was complete by March 31, 2006. These actions are discussed more fully in the management’s discussion and analysis in our 2005 annual report on Form 10-K for the year ended September 30, 2005.
The 2005 costs, which are related to the same actions referenced in the preceding paragraph, were for termination benefits that were earned by members during the three and six-month periods ended March 31, 2005, and for adjustments of amounts previously accrued for the actions. The accrual adjustments were made as a result of changes in estimates for termination benefits payable because of voluntary member resignations, the transfer of members to a third-party distributor, and more members electing early retirement options at a lower cost.
Since the inception of these workforce management actions through March 31, 2006, we expensed $15.8 million, which includes $12.0 million for member termination benefits under ongoing termination benefit plans, $1.8 million of contractual pension termination benefits, and $2.0 million for other costs primarily associated with moving equipment and inventory to other locations. With the exception of the $1.8 million for contractual pension termination benefits, all expenses were cash expenses that have been or will be paid from available cash balances in 2005 and 2006 without the need for additional borrowings.
Although it is difficult to precisely estimate the savings that are uniquely related to these actions, we believe that current expense levels are $9.0 million to $11.0 million lower than they would have been prior to the actions. The lower expenses are primarily related to reductions in personnel costs, although savings in travel and other costs associated with the reduced headcount have also been realized. Of the total savings, approximately 90% affects cost of goods sold and 10% selling, general, and administrative expenses. The effect of these actions is considered as part of our outlook for the year, which is discussed more fully in a separate section of this management’s discussion and analysis.
Earnings

	Three months		Six months
	ended March 31,		ended March 31,
(In thousands)	2006	2005	2006	2005

Segment earnings:
Industrial Controls	$13,107	$10,095	$24,652	$15,150
Aircraft Engine Systems	16,054	15,922	30,866	34,234

Total segment earnings	29,161	26,017	55,518	49,384
Nonsegment expenses	(11,277)	(4,604)	(17,861)	(8,197)
Interest expense and income	(707)	(1,123)	(1,361)	(1,857)

Consolidated earnings before income taxes	17,177	20,290	36,296	39,330
Income taxes	5,711	7,311	12,403	14,356

Consolidated net earnings	$11,466	$12,979	$23,893	$24,974

Industrial Controls’ segment earnings increased in both the three months and six months ended March 31, 2006, as compared to the same periods last year. In addition, Industrial Controls’ workforce management actions resulted in the net reductions of $1.7 million of expense in last year’s second quarter and $1.2 million of expense in last year’s first six months. Without these reductions last year, the year-over-year increase in earnings would have been higher. These reductions are discussed more fully in a separate section of this management’s discussion and analysis.
Changes in sales mix, higher sales levels for the six-month period, and productivity improvements were the primary drivers for the increase in earnings this year over last year. Industrial Controls had a higher gross margin (external net sales less external cost of goods sold) as a percent of sales in both the three-month and six-month periods this year. We attribute the change in Industrial Controls’ sales mix to normal variation in the timing of shipments and the productivity improvements to specific actions taken to improve Industrial Controls’ performance, including the favorable effects of the consolidation of European operations.

Aircraft Engine Systems’ segment earnings increased slightly in the three months ended March 31, 2006, and decreased in the six months ended March 31, 2006, as compared to the same periods last year. Last year’s six-month earnings included a gain of $3.8 million from the sale of product rights, accounting for most of the year-over-year change. In addition, Aircraft Engine Systems has achieved higher gross margins this year in both the three and six-month periods as a result of increased sales, which have been largely offset by higher research and development costs. The increase in Aircraft Engine Systems’ research and development costs was discussed more fully in a separate section of this management’s discussion and analysis.
Nonsegment expenses increased in both the three months and six months ended March 31, 2006, as compared to the same period a year ago. In the second quarter, we accrued $5.0 million related to pending legal matters of a contingent nature. Contingencies are discussed more fully in separate sections of this management’s discussion and analysis. In addition, nonsegment expenses have increased because of a higher level of professional services this year as compared to a year ago and a change in accounting for stock-based compensation. The level of professional services varies on a quarterly basis, and expenses are recognized in the period services are provided. Stock-based compensation is discussed more fully in a separate section of this management’s discussion and analysis.
Income taxes were provided at an effective rate on earnings before income taxes of 34.2% for the six months ended March 31, 2006. The change in the rate from the first quarter, which was 35.0%, was made to reflect our current full year outlook on the mix of earnings by tax jurisdiction.
The tax rate for the year ended September 30, 2005, was 29.2%. The change in the effective tax rate from last year’s full year rate to this year’s six-month rate was attributable to the following (as a percent of earnings before income taxes):

•	Change in estimates of taxes in the year ended September 30, 2005 for previous years	2.5%
•	Expiration of tax credit for increasing research activities (expired on December 31, 2005)	1.3%
•	Phase-out of the extraterritorial income exclusion	1.1%
•	Other changes, net	0.1%
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
Outlook: Our outlook for the year ending September 30, 2006, is consistent with what we previously reported, with sales growth of 3% to 6% and earnings per share of $1.67 to $1.75 per diluted share, before the effects of accruals totaling $5.0 million on a pretax basis for pending legal matters that were recognized in our second quarter.
Our sales growth expectation is based on our belief that Aircraft Engine Systems’ sales will grow between 7% and 9%. We now believe Industrial Controls’ sales will be approximately the same as last year.
Our earnings expectation is a result of the expected sales increase and improvements in Industrial Controls’ segment earnings. We anticipate that Industrial Controls’ segment earnings will increase to approximately 10% of sales on average for fiscal year 2006. Among other factors, the improvement in Industrial Controls’ earnings includes savings resulting from the consolidation of our European operations, which were discussed more fully in another section of this management’s discussion and analysis. Aircraft Engine Systems’ segment earnings are expected to remain near the levels achieved in the last two years in relation to its sales.
Our net earnings expectation for the year includes expense for stock compensation that resulted from the adoption of a new accounting standard at the beginning of the year. Had we adopted the provisions of the new standard last year, our net earnings for the year ended September 30, 2005, would have decreased by $0.03 per diluted share. Stock compensation is discussed more fully in a separate section of this management’s discussion and analysis.
Financial Condition
Assets

	March 31,	September 30,
(In thousands)	2006	2005

Industrial Controls	$363,435	$370,220
Aircraft Engine Systems	214,874	208,140
Nonsegment assets	118,711	127,106

Consolidated total assets	$697,020	$705,466

Industrial Controls’ segment assets decreased in the six months ended March 31, 2006, due primarily to lower accounts receivable and intangible balances. Accounts receivable were lower due to normal variations in the timing of billings and collections that occurred near the end of March as opposed to the end of September. Intangibles were reduced as a result of normal amortization.

Aircraft Engine Systems’ segment assets increased in the six months ended March 31, 2006, primarily due to increases in inventories, which are being held in anticipation of higher levels of sales.
Nonsegment assets decreased in the six months ended March 31, 2006, primarily because of decreases in cash and cash equivalents. Changes in cash for the quarter are discussed more fully in a separate section of this management’s discussion and analysis.
Other Balance Sheet Measures

	March 31,	September 30,
(In thousands)	2006	2005

Working capital	$253,621	$241,066
Long-term debt, less current portion	60,188	72,942
Other liabilities	70,448	71,548
Shareholders’ equity	454,606	432,469

Working capital (current assets less current liabilities) increased in the six months ended March 31, 2006, primarily as a result of a decrease in accrued liabilities, the effect of which was partially offset by a reduction in cash and cash equivalents. Accruals associated with variable compensation plans accumulate throughout the year and are paid in our first quarter. Similarly, accruals associated with certain defined benefit retirement plan contributions accumulate throughout the year and are paid in our second quarter.
Long-term debt decreased in the six months ended March 31, 2006, as a result of payments during the period. We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175 million if we choose. The line of credit facility expires on March 11, 2010. In addition, we have other line of credit facilities, which totaled $26.4 million at September 30, 2005, that are generally reviewed annually for renewal.
Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to EBITDA, as defined in the agreements. We were in compliance with all covenants at March 31, 2006.

Commitments and contingencies at March 31, 2006, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including accruals totaling $5,000,000 that were made in the three months ended March 31, 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10 million in the aggregate.
Among the current legal proceedings referred to in the preceding paragraph, we are a defendant in a class action lawsuit filed in the U.S. District Court for Northern District of Illinois and received findings of the U.S. Equal Employment Opportunity Commission that allege discrimination on the basis of race, national origin, and gender in our Winnebago County, Illinois, facilities. We believe there are meritorious defenses to the charges and claims that were asserted and, based on management’s judgment, we are pursuing the actions necessary to resolve these matters in the best interest of our shareholders.
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
Shareholders’ equity increased in the six months ended March 31, 2006. Increases due to net earnings, sales of treasury stock, stock compensation expense, and excess tax benefits from stock compensation during the six months were partially offset by cash dividend payments and purchases of treasury stock.
On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and private transactions over a three-year period. Through March 31, 2006, we purchased $8.3 million of our common stock under this authorization.

A three-for-one stock split was approved by shareholders at the 2005 annual meeting of shareholders on January 25, 2006. This stock split became effective for shareholders at the close of business on February 1, 2006. The effects of the stock split are reflected in the financial statements filed as part of this Form 10-Q.
Contractual Obligations

(In thousands for the		2007/	2009/
year(s) ending September 30,)	2006	2008	2010	Thereafter

Long-term debt principal	$14,426	$28,852	$21,428	$21,429
Operating leases	3,600	5,000	3,000	2,000
Purchase obligations	76,357	1,070	—	—

The above table reflects contractual obligations at September 30, 2005, but excludes our retirement pension and retirement healthcare benefit obligations. Our contributions to retirement pension benefit plans totaled $1.8 million in 2005 and $3.1 million in 2004, and we currently expect our contributions for 2006 will total approximately $2.1 million. Pension contributions in future years will vary as a result of a number of factors, including actual plan asset returns and interest rates.
Our contributions to retirement healthcare benefit obligations totaled $2.4 million in 2005 and $2.6 million in 2004, and we currently estimate our contributions for 2006 will total approximately $3.6 million, less the amount of federal subsidies associated with our prescription drug benefits that we receive. Retirement healthcare contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of healthcare benefits provided for covered retirees.
More information about our retirement benefit obligations is included in Notes to Consolidated Financial Statements in “Item 1 – Financial Statements.”
We enter into purchase obligations with suppliers in the normal course of business, on a short-term basis.
Cash Flows

	Six months
	ended March 31,
(In thousands)	2006	2005

Net cash provided by operating activities	$16,013	$28,278
Net cash used in investing activities	(12,425)	(8,833)
Net cash used in financing activities	(11,714)	(3,574)

Net cash flows provided by operating activities decreased by 43% in the six months ended March 31, 2006, as compared to the same period a year ago. Both operating cash receipts and disbursements increased in the six months this year compared to last year. However, cash paid to employees and suppliers increased at a greater rate than cash collected from customers, most significantly because variable compensation earned in 2005 and paid in 2006 was higher than variable compensation earned in 2004 and paid in 2005.
Net cash flows used in investing activities increased by $3.6 million in the six months ended March 31, 2006, as compared to the same period a year ago as a result of higher capital expenditures.
Net cash flows used in financing activities increased by $8.1 million in the six months ended March 31, 2006, as compared to the same period a year ago. Changes in payments associated with senior notes, which became payable for the first time in this year’s six-month period, more than offset net changes in short-term borrowings.
On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our common stock on the open market and private transactions over a three-year period. Approximately $21.7 million of shares may yet be purchased under this authorization at March 31, 2006.
Outlook: Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months. Payments of our senior notes, which totaled $64.3 million at March 31, 2006, are due over the 2007 — 2012 timeframe. Also, we have a $100 million line of credit facility that includes an option to increase the amount of the line up to $175 million that does not expire until March 11, 2010. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the management’s discussion and analysis in our 2005 annual report on Form 10-K for the year ended September 30, 2005.
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
PART II – OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(In thousands)

			(c) Total	(d)
			number of	Approximate
			shares	dollar value
			purchased	of shares
			as part of	that may yet
	(a) Total		publicly	be purchased
	number of	(b) Average	announced	under the
	shares	price paid	plans or	plans or
Period	purchased	per share	programs	programs

January 1, 2006 through January 31, 2006	2,409	$29.90	2,409	$21,604,682

February 1, 2006 through February 28, 2006	—	—	—	$21,604,682

March 1, 2006 through March 31, 2006	1,245	—	—	$21,604,682

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
Sales of common stock issued from treasury to one of the company’s directors during the six months ended March 31, 2006, consisted of the following:

	Total number
	of shares	Consideration
Date	purchased	received

December 2, 2005	297	$8,019
February 1, 2006	132	4,004

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.
Item 4.	Submission of Matters to a Vote of Security Holders
Four matters were submitted to a vote of shareholders at the January 25, 2006 Annual Meeting of Shareholders. The results of the voting were as follows:

				Broker
	For	Against	Abstain	Non-votes

1. Election of Directors:
Paul Donovan	10,151,856	365,007	—	—
Thomas A. Gendron	10,102,330	414,533	—	—
John A. Halbrook	10,137,615	379,248	—	—

2. Ratification of the Appointment of Independent Registered Public Accounting Firm	10,390,534	84,129	42,200	None

3. Approval of the Woodward Governor Company 2006 Omnibus Incentive Plan	7,733,702	1,600,478	170,028	1,012,655

				Broker
	For	Against	Abstain	Non-votes

4. Amendment of Article Fourth of the Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock from 50,000,000 to 100,000,000 As Well As to Effect a Three-For-One Stock Split of the Common Stock	10,005,194	472,029	39,640	None

Item 6.	Exhibits
(a) Exhibits Filed as Part of this Report:

(3)	(i)	Amendment of Article Fourth of the Articles of Incorporation
	(ii)	By-laws
(31)	(i)	Rule 13a-14(a)/15d-14(a) certifications of Thomas A. Gendron.
	(ii)	Rule 13a-14(a)/15d-14(a) certifications of Robert F. Weber, Jr.
(32)	(i)	Section 1350 certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

Date: April 28, 2006	/s/ THOMAS A. GENDRON

Thomas A. Gendron, Chairman and Chief Executive Officer

Date: April 28, 2006	/s/ ROBERT F. WEBER, JR.

Robert F. Weber, Jr., Chief Financial Officer and Treasurer