Form 10-Q
period 2006-06-30
WOODWARD GOVERNOR CO
filed 2006-07-31
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐ No ☑
     As of July 21, 2006, 34,206,737 shares of common stock with a par value of $.002917 cents per share were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings	WOODWARD

	(Unaudited)
	Three months
	ended June 30,
(In thousands except per share amounts)	2006	2005

Net sales	$217,053	$210,252

Costs and expenses:
Cost of goods sold	154,089	158,867
Selling, general, and administrative expenses	23,234	19,427
Research and development costs	16,793	12,811
Amortization of intangible assets	1,717	1,770
Curtailment gain	—	(7,825)
Interest expense	1,299	1,461
Interest income	(754)	(478)
Other income	(1,072)	(1,947)
Other expense	168	678

Total costs and expenses	195,474	184,764

Earnings before income taxes	21,579	25,488
Income taxes	(7,339)	5,742

Net earnings	$28,918	$19,746

Earnings per share:
Basic	$0.84	$0.58
Diluted	0.82	0.56

Weighted-average number of shares outstanding:
Basic	34,410	34,269
Diluted	35,254	35,190

Cash dividends per share	$0.10	$0.08

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings	WOODWARD

	(Unaudited)
	Nine months
	ended June 30,
(In thousands except per share amounts)	2006	2005

Net sales	$621,604	$610,196

Costs and expenses:

Cost of goods sold	448,055	459,660
Selling, general, and administrative expenses	69,548	57,683
Research and development costs	41,772	35,106
Amortization of intangible assets	5,230	5,326
Curtailment gain	—	(7,825)
Interest expense	3,901	4,355
Interest income	(1,995)	(1,515)
Other income	(3,263)	(8,318)
Other expense	481	906

Total costs and expenses	563,729	545,378

Earnings before income taxes	57,875	64,818
Income taxes	5,064	20,098

Net earnings	$52,811	$44,720

Earnings per share:
Basic	$1.53	$1.31
Diluted	1.50	1.28

Weighted-average number of shares outstanding:
Basic	34,421	34,140
Diluted	35,268	35,058

Cash dividends per share	$0.30	$0.24

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	WOODWARD

	(Unaudited)
	At June	At September
(In thousands except per share amounts)	30, 2006	30, 2005

Assets
Current assets:
Cash and cash equivalents	$66,938	$84,597
Accounts receivable, less allowance for losses of $2,430 for June and $1,965 for September	109,930	107,403
Inventories	157,623	149,336
Income taxes receivable	2,897	5,330
Deferred income taxes	21,261	18,700
Other current assets	5,230	4,207

Total current assets	363,879	369,573

Property, plant, and equipment — net	117,066	114,787
Goodwill	131,748	131,035
Other intangibles — net	73,427	78,564
Deferred income taxes	12,469	2,310
Other assets	8,657	9,197

Total assets	$707,246	$705,466

Consolidated balance sheets continued on next page.

Consolidated Balance Sheets — Continued	WOODWARD

	(Unaudited)
	At June	At September
(In thousands except per share amounts)	30, 2006	30, 2005

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$—	$8,419
Current portion of long-term debt	14,590	14,426
Accounts payable	36,705	37,015
Accrued liabilities	57,672	68,647

Total current liabilities	108,967	128,507

Long-term debt, less current portion	59,402	72,942
Other liabilities	69,595	71,548
Commitments and contingencies

Shareholders’ equity represented by:
Preferred stock, par value $0.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $0.002917 per share, authorized 100,000 shares, issued 36,480 shares	106	106
Additional paid-in capital	30,536	25,854
Accumulated other comprehensive earnings	12,589	10,904
Deferred compensation	5,490	5,402
Retained earnings	467,736	425,568

	516,457	467,834
Less: Treasury stock, at cost, 2,288 shares for June and 2,154 shares for September	41,685	29,963
Treasury stock held for deferred compensation, at cost, 415 shares for June and September	5,490	5,402

Total shareholders’ equity	469,282	432,469

Total liabilities and shareholders’ equity	$707,246	$705,466

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	WOODWARD

	(Unaudited)
	Nine months
	ended June 30,
(In thousands)	2006	2005

Cash flows from operating activities:
Net earnings	$52,811	$44,720

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,340	24,286
Curtailment gain	—	(7,825)
Net gain on sale of property, plant, and equipment	(186)	(595)
Stock compensation expense	2,253	—
Excess tax benefits from stock compensation	(2,547)	—
Deferred income taxes	(13,364)	3,322
Reclassification of unrealized losses on derivatives to earnings	214	240
Changes in operating assets and liabilities:
Accounts receivable	(1,860)	3,894
Inventories	(7,559)	(16,718)
Accounts payable and accrued liabilities	(14,874)	(5,717)
Income taxes payable	7,026	(7,786)
Other — net	(1,189)	7,792

Total adjustments	(9,746)	893

Net cash provided by operating activities	43,065	45,613

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(19,661)	(16,325)
Proceeds from sale of property, plant, and equipment	695	3,246

Net cash used in investing activities	(18,966)	(13,079)

Cash flows from financing activities:
Cash dividends paid	(10,643)	(8,419)
Proceeds from sales of treasury stock	3,287	5,633
Purchases of treasury stock	(15,370)	(3,791)
Excess tax benefits from stock compensation	2,547	—
Net borrowings (payments) from borrowings under revolving lines	(8,475)	609
Payments of long-term debt	(13,535)	—

Net cash used in financing activities	(42,189)	(5,968)

Effect of exchange rate changes on cash	431	(790)

Net change in cash and cash equivalents	(17,659)	25,776
Cash and cash equivalents, beginning of year	84,597	48,895

Cash and cash equivalents, end of period	$66,938	$74,671

Supplemental cash flow information:
Interest paid	$5,208	$5,411
Income taxes paid	12,648	22,122

See accompanying Notes to Consolidated Financial Statements.

WOODWARD
Notes to Consolidated Financial Statements
(1) Overview:
The consolidated balance sheet as of June 30, 2006, the consolidated statements of earnings for the three and nine-month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the nine-month periods ended June 30, 2006 and 2005, were prepared by the company without audit. The September 30, 2005, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this Form 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, we have made all adjustments necessary to present fairly the company’s financial position as of June 30, 2006, the results of its operations for the three and nine-month periods ended June 30, 2006 and 2005, and its cash flows for the nine-month periods ended June 30, 2006 and 2005. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company’s 2005 annual report on Form 10-K and should be read with the notes to consolidated financial statements in the annual report. The consolidated statements of earnings for the three and nine-month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for other interim periods or for the full year.
A three-for-one stock split was approved by shareholders at the 2005 annual meeting of shareholders on January 25, 2006. The stock split became effective for shareholders at the close of business on February 1, 2006. The number of shares and per share amounts reported in these consolidated financial statements have been updated from amounts reported prior to February 1, 2006, to reflect the effects of the split. In addition, in accordance with stock option plan provisions, the terms of all outstanding stock option awards were proportionally adjusted.
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

WOODWARD
Notes to Consolidated Financial Statements (Continued)
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
As a result of adopting the new standard, earnings before income taxes for the three months ended June 30, 2006, decreased by $680,000, and net earnings decreased by $422,000, or $0.01 per basic share and $0.01 per diluted share. These results reflect stock compensation expense of $680,000 and tax benefits of $258,000 for the period. Earnings before income taxes for the nine months ended June 30, 2006, decreased by $2,253,000, and net earnings decreased by $1,397,000, or $0.04 per basic share and $0.04 per diluted share. These results reflect stock compensation expense of $2,253,000 and tax benefits of $856,000 for the period.
Adoption of the new standard also affected our consolidated statements of cash flows. The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in financial statements. For the nine months ended June 30, 2006, cash flow from operating activities was reduced by $2,547,000 and cash flow from financing activities was increased by $2,547,000 from amounts that would have been reported if we had not adopted the new accounting standard.
Concurrent with our adoption of the new statement, we began to use the non-substantive vesting period approach for attributing stock compensation to individual periods. The nominal vesting period approach was used in determining the stock compensation

WOODWARD
Notes to Consolidated Financial Statements (Continued)
expense for our pro forma net earnings disclosure for the three and nine months ended June 30, 2005, presented in a table that follows. The change in the attribution method will not affect the ultimate amount of stock compensation expense recognized, but it has accelerated the recognition of such expense for non-substantive vesting conditions, such as retirement eligibility provisions. Under both approaches, we elected to recognize stock compensation on a straight-line basis for options with graded vesting schedules. As a result of the change in attribution method, earnings before income taxes for the three months ended June 30, 2006, were increased by approximately $4,000, and net earnings were increased by $3,000, which had no effect on basic and diluted earnings per share. Earnings before income taxes for the nine months ended June 30, 2006 were reduced by approximately $264,000, and net earnings were reduced by $164,000, or $0.01 per basic share and no effect per diluted share.
The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year:

	Three months	Nine months
(In thousands except per	ended June	ended June
share amounts)	30, 2005	30, 2005

Reported net earnings	$19,746	$44,720
Stock-based compensation expense using the fair value method, net of income tax	(377)	(1,080)

Pro forma net earnings	$19,369	$43,640

Reported net earnings per share amounts:
Basic	$0.58	$1.31
Diluted	0.56	1.28

Pro forma net earnings per share amounts:
Basic	$0.57	$1.28
Diluted	0.55	1.25

The fair value for options granted during the nine months ended June 30, 2006, and the year ended September 30, 2005, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

WOODWARD
Notes to Consolidated Financial Statements (Continued)

	Nine months ended June	Year ended September
	30, 2006	30, 2005

Expected term	7 years	7 years
Expected volatility:
Range used	37%	37% – 38%
Weighted-average	37%	37.7%
Expected dividend yield:
Range used	1.73%	1.65% – 1.73%
Weighted-average	1.73%	1.70%
Risk-free interest rate:
Range used	4.48% – 4.57%	3.98% – 4.18%

Historical company information was the primary basis for the selection of the expected term, expected volatility, and expected dividend yield assumptions. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.
Changes in outstanding stock options for the nine months ended June 30, 2006, were as follows:

		Weighted-
		Average
		Exercise
	Number	Price

Balance at September 30, 2005	2,998,869	$13.96
Options granted	365,400	27.01
Options exercised	(364,576)	10.38
Options forfeited	(2,250)	15.62

Balance at June 30, 2006	2,997,443	$15.99

At June 30, 2006, there was $5,375,000 of unrecognized compensation cost related to nonvested awards, which we expect to recognize over a weighted-average period of 1.4 years.
Information about stock options that are vested or are expected to vest and that are exercisable at June 30, 2006, follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life in	Value
Options	Number	Price	Years	($000’s)

Vested or expected to vest	2,905,862	$15.75	5.4	$42,889
Exercisable	2,047,792	12.84	4.0	36,192

WOODWARD
Notes to Consolidated Financial Statements (Continued)
The weighted-average grant-date fair value of options granted was $10.44 for the nine months ended June 30, 2006, and $9.24 for the nine months ended June 30, 2005. Other information for the three and nine-month periods follows:

	Three months ended		Nine months ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Total fair value of shares vested	$—	$—	$2,547	$1,960
Total intrinsic value of options exercised	325	3,723	7,055	7,237
Cash received from exercises of stock options	158	2,401	3,270	5,485
Tax benefit realized from exercise of stock options	123	1,354	2,645	2,659
(3) Earnings per share:

	Three months		Nine months
(In thousands, except per share	ended June 30,		ended June 30,
amounts)	2006	2005	2006	2005

Net earnings(A)	$28,918	$19,746	$52,811	$44,720

Determination of shares:
Weighted-average shares of common stock outstanding (B)	34,410	34,269	34,421	34,140
Assumed exercise of stock options	844	921	847	918

Weighted-average shares of common stock outstanding assuming dilution (C)	35,254	35,190	35,268	35,058

Net earnings:
Basic per share amount (A/B)	$.84	$0.58	$1.53	$1.31
Diluted per share amount (A/C)	.82	0.56	1.50	1.28

The weighted-average shares of common stock outstanding included the following weighted-average shares held for deferred compensation obligations:

	Three months		Nine months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

Weighted-average shares held for deferred compensation	413,949	400,977	413,720	384,174

The following stock options were outstanding during the three and nine months ended June 30, 2006 and 2005, but were not included

WOODWARD
Notes to Consolidated Financial Statements (Continued)
in the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months		Nine months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

Options	410,400	—	339,264	306,900

(4) New accounting standard
In June 2006, the Financial Accounting Standards Board issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” and will be effective for our year ending September 30, 2008, although earlier application is encouraged. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the effects this Interpretation will have on our financial statements.
(5) Taxes:
The effective tax rate for the nine months ended June 30, 2006, was 8.7% and the effective tax rate for the year ended September 30, 2005, was 29.2%. The change in the effective tax rate from last year’s full year rate to this year’s nine-month rate was attributable to the following (as a percent of earnings before income taxes):

•	Adjustments of the beginning-of-the-year balance of a valuation allowance for deferred tax assets	(23.7%)
•	Change in estimates of taxes in the nine months ended June 30, 2006 for previous years	(2.5%)
•	Change in estimates of taxes in the year ended September 30, 2005 for previous years	2.5%
•	Expiration of tax credit for increasing research activities (expired on December 31, 2005)	1.3%
•	Changes in the extraterritorial income exclusion	1.2%
•	Other changes, net	0.7%
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is

WOODWARD
Notes to Consolidated Financial Statements (Continued)
appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgments. In the three months ended June 30, 2006, additional objective evidence became available regarding earnings in tax jurisdictions that had unexpired net operating loss carryforwards that affected our judgment about the valuation allowance. As a result, the valuation allowance for deferred tax assets, which had a balance of $17,769,000 at September 30, 2005, was reduced by $13,710,000 at June 30, 2006.
The changes in estimates of income taxes in the nine months ended June 30, 2006, were primarily related to the favorable resolution of certain tax matters during the three-month period ended June 30, 2006.
The changes in estimates of income taxes in the year ended September 30, 2005, were recognized in the three months ended June 30, 2005, and resulted from increases in the amount of certain credits claimed and changes in the amount of certain deductions taken as compared to prior estimates.
(6) Inventories:

	At June	At September
(In thousands)	30, 2006	30, 2005

Raw materials	$5,226	$4,876
Component parts	95,847	97,429
Work in process	33,197	28,326
Finished goods	23,353	18,705

	$157,623	$149,336

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(7) Property, plant, and equipment:

	At June	At September
(In thousands)	30, 2006	30, 2005

Land	$9,770	$9,766
Buildings and equipment	157,354	153,567
Machinery and equipment	248,805	238,550
Construction in progress	2,763	4,905

	418,692	406,788
Less accumulated depreciation	301,626	292,001

Property, plant, and equipment — net	$117,066	$114,787

	Three months		Nine months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

Depreciation expense	$5,871	$5,794	$17,110	$18,960

(8) Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2005	$68,913
Foreign currency exchange rate changes	713

Balance at June 30, 2006	$69,626

Aircraft Engine Systems:
Balance at September 30, 2005 and June 30, 2006	$62,122

Consolidated:
Balance at September 30, 2005	$131,035
Foreign currency exchange rate changes	713

Balance at June 30, 2006	$131,748

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(9) Other intangibles — net:

	At June	At September
(In thousands)	30, 2006	30, 2005

Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$37,387
Accumulated amortization	(10,764)	(8,814)

	26,623	28,573

Other:
Amount acquired	31,491	31,207
Accumulated amortization	(12,505)	(10,194)

	18,986	21,013

Total	$45,609	$49,586

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(7,692)	(6,979)

	20,855	21,568

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(4,822)	(4,375)

	6,963	7,410

Total	$27,818	$28,978

Consolidated:
Customer relationships:
Amount acquired	$65,934	$65,934
Accumulated amortization	(18,456)	(15,793)

	47,478	50,141

Other:
Amount acquired	43,276	42,992
Accumulated amortization	(17,327)	(14,569)

	25,949	28,423

Total	$73,427	$78,564

Amortization expense associated with current intangibles is expected to be approximately $7,000,000 for 2006, $6,600,000 for 2007, $5,800,000 for 2008, $5,500,000 for 2009, and $5,300,000 for 2010.
(10) Accrued liabilities:

	At June 30,	At September 30,
(In thousands)	2006	2005

Salaries and other member benefits	$22,333	$40,629
Warranties	5,450	5,692
Contingent legal matters	8,500	—
Taxes, other than on income	3,133	4,828
Other items — net	18,256	17,498

	$57,672	$68,647

WOODWARD
Notes to Consolidated Financial Statements (Continued)
Salaries and other member benefits include accrued termination benefits totaling $4,935,000 at September 30, 2005. These accrued termination benefits were in Industrial Controls. Changes in accrued termination benefits for the nine months ended June 30, 2006 were as follows:

(In thousands)

Balance at September 30, 2005	$4,935
Expense:
Cost of goods sold	69
Selling, general, and administrative expenses	1
Payments and other settlements	(4,916)
Accrual adjustments	—
Foreign currency exchange rate changes	(89)

Balance at June 30, 2006	$—

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
Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. A reconciliation of accrued product warranties from September 30, 2005, to June 30, 2006, follows:

(In thousands)

Balance at September 30, 2005	$5,692
Accruals related to warranties issued during the period	4,217
Adjustments to pre-existing warranty liabilities	(996)
Settlements of amounts accrued	(3,501)
Foreign currency exchange rate changes	38

Balance at June 30, 2006	$5,450

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(11) Retirement benefits:
We provide various benefits to eligible members of our company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three months		Nine months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

Retirement pension benefits – United States:
Components of net periodic benefit cost:
Interest cost	$285	$270	$856	$810
Expected return on plan assets	(294)	(272)	(884)	(816)
Recognized losses	63	37	189	111

Net periodic benefit cost	$54	$35	$161	$105

Contributions by the company	$—	$—	$—	$—

Retirement pension benefits – other countries:
Components of net periodic benefit cost:
Service cost	$281	$471	$900	$1,480
Interest cost	538	506	1,623	1,581
Expected return on plan assets	(488)	(498)	(1,474)	(1,556)
Amortization of unrecognized transition obligation	22	23	68	74
Recognized losses	98	132	297	414
Recognized prior service costs	(2)	(2)	(6)	(6)

Net periodic benefit cost	$449	$632	$1,408	$1,987

Contributions by the company	$423	$324	$1,020	$1,029

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(11) Retirement benefits (continued):

	For the three		For the nine
	months ended		months ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Retirement healthcare benefits:
Components of net periodic benefit cost:
Service cost	$96	$285	$287	$1,611
Interest cost	688	845	2,066	3,054
Recognized losses	299	407	897	1,107
Recognized prior service costs	(630)	(461)	(1,890)	(715)
Curtailment gain	—	(7,825)	—	(7,825)

Net periodic benefit cost	$453	$(6,749)	$1,360	$(2,768)

Contributions by the company	$892	$677	$2,160	$1,598

We paid prescription drug benefits of $614,000 during the three months and $1,792,000 during the nine months ended June 30, 2006. We expect to pay additional prescription drug benefits of approximately $448,000 during the fourth quarter of 2006. We are entitled to a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We did not receive a federal subsidy for the nine months ended June 30, 2006, but we currently expect to receive $627,000 during the year ending September 30, 2006.
We expect contributions by the company for retirement pension benefits will be $0 in the United States and $2,072,000 in other countries in 2006. We also expect contributions by the company for retirement healthcare benefits will be $3,557,000 in 2006, less amounts received as federal subsidies.
The curtailment gain reflected in the table above is related to amendments of one of our retirement healthcare benefit plans, which reduced the number of individuals who will qualify for benefits in future periods. These amendments also reduced our net periodic benefit cost over amounts that would have been recognized prior to the amendments.

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(12) Accumulated other comprehensive earnings:
Accumulated other comprehensive earnings, which totaled $12,589,000 at June 30, 2006, consisted of the following items:

At or for the
nine months
ended June 30,
(In thousands)	2006

Accumulated foreign currency translation adjustments:
Balance at beginning of year	$14,575
Translation adjustments	2,504
Taxes associated with translation adjustments	(951)

Balance at end of period	$16,128

Accumulated unrealized derivative losses:
Balance at beginning of year	$(661)
Reclassification to interest expense	214
Taxes associated with interest reclassification	(82)

Balance at end of period	$(529)

Accumulated minimum pension liability adjustments:
Balance at beginning and end of period	$(3,010)

(13) Total comprehensive earnings:

	Three months		Nine months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

Net earnings	$28,918	$19,746	$52,811	$44,720
Other comprehensive earnings:
Foreign currency translation adjustments	1,969	(2,133)	1,553	(90)
Reclassification of unrealized losses on derivatives to earnings	44	51	132	149
Minimum pension liability adjustment	—	—	—	4

Total comprehensive earnings	$30,931	$17,664	$54,496	$44,783

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(14) Commitments and Contingencies:
We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including accruals totaling $8,500,000 that were made in the nine months ended June 30, 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000,000 in the aggregate.
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

WOODWARD
Notes to Consolidated Financial Statements (Continued)
(15) Segment information:

	Three months		Nine months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

Industrial Controls:
External net sales	$137,930	$136,592	$394,419	$394,978
Intersegment sales	519	317	1,367	787
Segment earnings	16,406	9,469	41,058	24,619

Aircraft Engine Systems:
External net sales	$79,123	$73,660	$227,185	$215,218
Intersegment sales	1,619	609	3,733	2,421
Segment earnings	14,753	14,321	45,619	48,555

The difference between the total of segment earnings and the statements of consolidated earnings follows:

	Three months		Nine months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

Total segment earnings	$31,159	$23,790	$86,677	$73,174
Unallocated corporate expenses	(9,035)	(5,144)	(26,896)	(13,341)
Curtailment gain	—	7,825	—	7,825
Interest expense and income	(545)	(983)	(1,906)	(2,840)

Consolidated earnings before income taxes	$21,579	$25,488	$57,875	$64,818

Segment assets were as follows:

	At June	At September
(In thousands)	30, 2006	30, 2005

Industrial Controls	$365,127	$370,220
Aircraft Engine Systems	220,878	208,140

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
Industrial Controls’ earnings have improved significantly for the third quarter and first nine months as compared to the same periods a year ago. As a percent of sales, Industrial Controls’ segment earnings were 10.4% in the first nine months this year compared to 6.2% in the same period last year. Improving Industrial Controls’ profitability has been a priority for us for several quarters. Perhaps the most visible action has been the consolidation of operations in Europe, which was completed at the end of March 2006.
Aircraft Engine Systems’ earnings were slightly improved from last year’s third quarter results. For the nine-month period, Aircraft Engine Systems’ earnings decreased $2.9 million; however, its first quarter results last year included a $3.8 million gain on the sale of product rights.
Nonsegment expenses included $8.5 million for accruals related to pending legal matters in the first nine months this year, including $3.5 million that was recognized in the third quarter. Nonsegment expenses were also affected by a change in accounting for stock-based compensation. We adopted new accounting rules for stock-based compensation at the beginning of this year. If we had applied the provisions of the new accounting rules last year, our earnings before income taxes would have decreased $0.6 million in last year’s third fiscal quarter and $1.7 million in last year’s first nine months. These decreases are equivalent to net earnings reductions of $0.4 million, or $0.01 per diluted share, in last year’s third fiscal quarter and $1.1 million, or $0.03 per diluted share, in last year’s first nine months.
Our income taxes in the third quarter benefits from a $13.7 million change in valuation allowances for deferred tax assets.
At June 30, 2006, our total assets were $708 million, including $67 million in cash and cash equivalents, and our total debt was $74 million. We are well positioned to fund expanded research and development and to explore other investment opportunities consistent with our focused strategies.
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
Results of Operations
Sales

	Three months		Nine months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

External net sales:
Industrial Controls	$137,930	$136,592	$394,419	$394,978
Aircraft Engine Systems	79,123	73,660	227,185	215,218

Consolidated net sales	$217,053	$210,252	$621,604	$610,196

Industrial Controls’ external net sales in the three months and nine months ended June 30, 2006, were near the levels achieved in the same periods a year ago. While shipment volumes increased for many of our products, we experienced lower sales of alternative fuel systems that are sold to

Chinese OEMs, which we believe is related to the production and ordering patterns typical in the Chinese market. Customers in China have shown a tendency to batch their orders and engine production in such a manner that results in greater quarterly variability than is typical among customers in other markets. Aside from volume factors, changes in foreign currency translation rates also had the effect of reducing reported sales this year as compared to a year ago.
Aircraft Engine Systems’ external net sales increased in both the three months and nine months ended June 30, 2006. Boeing and Airbus, the leading OEMs of narrow- and wide-body aircraft, have both increased their production levels. We believe these increases were largely driven by orders from commercial airlines headquartered in Asia. We also believe higher revenue passenger miles are being experienced by commercial airlines generally, which drives aircraft usage and has a positive effect on our aftermarket sales.
Costs and Expenses

	Three months		Nine months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

Cost of goods sold	$154,089	$158,867	$448,055	$459,660
Sales, general, and administrative expenses	23,234	19,427	69,548	57,683
Research and development costs	16,793	12,811	41,772	35,106
Curtailment gain	—	(7,825)	—	(7,825)
All other expense items	3,184	3,909	9,612	10,587
Interest and other income	(1,826)	(2,425)	(5,258)	(9,833)

Consolidated costs and expenses	$195,474	$184,764	$563,729	$545,378

Cost of goods sold as a percentage of sales decreased in both the three months and nine months ended June 30, 2006, as compared to the same periods last year. Cost of goods sold represented 71.0% of sales in the three-month period and 72.1% in the nine-month period, both improvements from the prior year in which cost of goods sold represented 75.6% in the three-month period and 75.3% in the six-month period. We attribute the improvement to normal variability in sales mix and productivity improvements. The productivity improvements included the favorable effects of the consolidation of European operations and other actions taken to improve Industrial Controls’ performance.

Sales, general, and administrative expenses increased in both the three months and nine months ended June 30, 2006, as compared to the same periods last year. The increase was primarily due to accruals related to pending legal matters of a contingent nature, a higher level of professional services as compared to a year ago, and a change in accounting for stock-based compensation. The extent to which we use professional services varies on a quarterly basis, and expenses are recognized in the period services are provided. Contingencies and stock-based compensation are discussed more fully in separate sections of this management’s discussion and analysis.
Research and development increased in both the three months and nine months ended June 30, 2006, as compared to the same periods last year, reflecting higher levels of development activity in both segments. Among other programs, Aircraft Engine Systems continues to develop components and the integrated fuel system for the new GEnx turbofan engine for the Boeing 787, Airbus A350, and Boeing 747-8, and components for the GE Rolls-Royce F136 engine and T700-GE-701D engine for use in military applications. Industrial Controls is also developing products in conjunction with customers’ development programs, as well as developing products for the turbine auxiliary market. Turbine auxiliary applications offer multiple opportunities to leverage our existing hydraulic and electric actuation and valve technologies for off-engine applications.
Curtailment gain relates to an amount recognized in 2005 for the immediate effects of amendments to one of our retirement healthcare benefit plans. The amendment eliminated retirement healthcare benefits for members that had not attained age 55 and 10 years of service by January 1, 2006. In addition to the immediate recognition of a curtailment gain, net periodic benefit costs were reduced from amounts that would have been recognized prior to the amendments.
Interest and other income decreased in the nine-month period ended June 30, 2006, as compared to the same period last year. Last years’ nine-month results included a first quarter pre-tax gain of $3.8 million from the sale of rights to our aircraft propeller synchronizer products to an unrelated third party.
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
The effect of adopting the new accounting standard on earnings for the three months ended June 30, 2006, was that earnings before income taxes were reduced by $0.7 million and net earnings were reduced by $0.4 million, or $0.01 per basic share and $0.01 per diluted share. The effect for the nine months ended June 30, 2006, was that earnings before income taxes were reduced by $2.3 million and net earnings were reduced by $1.4 million, or $0.04 per basic share and $0.04 per diluted share. Stock compensation is accounted for as a nonsegment expense. We expect stock compensation expense in the immediate future to be at levels similar to the amount recognized in the first nine months.
If we had applied the provisions of the new accounting standard last year, our earnings before income taxes for the three months ended June 30, 2005, would have been reduced by $0.6 million and our net earnings would have been reduced by $0.4 million, or $0.01 per basic share and $0.01 per diluted share. For the nine months ended June 30, 2005, our earnings before income taxes would have been reduced by $1.7 million and our net earnings would have been reduced by $1.1 million, or $0.03 per basic share and $0.03 per diluted share.
Adoption of the new accounting standards also affected our presentation of cash flows. The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in financial statements. For the nine months ended June 30, 2006, cash flow from operations was reduced by $2.5 million and cash flow from financing activities was increased by $2.5 million from amounts that would have been reported prior to the accounting change.
At June 30, 2006, the amount of stock compensation expense that has not yet been recognized totaled $5.4 million. This amount is related to stock options that have been granted but have not yet vested. We currently expect to recognize an additional $0.7 million of stock compensation for these options over the remainder of the year ending September 30, 2006.

Workforce Management Actions

	Three months		Nine months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

Member termination benefits— Industrial Controls	$—	$469	$70	$1,341
Member termination benefits adjustments — Industrial Controls	—	943	—	943

Member termination benefits adjustments — Industrial Controls	—	(83)	—	(2,198)

Total workforce management costs, net of adjustments	$—	$1,329	$70	$86

The amounts expensed during the nine months ended June 30, 2006, were for termination benefits earned by members over the period and are primarily related to the consolidation of one of the European manufacturing operations with existing operations in Industrial Controls. This action was taken to streamline the organization by eliminating redundant manufacturing operations and was complete by March 31, 2006. These actions are discussed more fully in the management’s discussion and analysis in our 2005 annual report on Form 10-K for the year ended September 30, 2005.
The 2005 costs, which are related to the same actions referenced in the preceding paragraph, were for termination benefits that were earned by members during the three and nine-month periods ended June 30, 2005, and for adjustments of amounts previously accrued for the actions. The accrual adjustments were made as a result of changes in estimates for termination benefits payable because of voluntary member resignations, the transfer of members to a third-party distributor, and more members electing early retirement options at a lower cost.
Since the inception of these workforce management actions through June 30, 2006, we expensed $15.8 million, which includes $12.0 million for member termination benefits under ongoing termination benefit plans, $1.8 million of contractual pension termination benefits, and $2.0 million for other costs primarily associated with moving equipment and inventory to other locations. With the exception of the $1.8 million for contractual pension termination benefits, all expenses were cash expenses that have been paid from available cash balances in 2005 and 2006 without the need for additional borrowings.

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
Earnings

	Three months		Nine months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

Segment earnings:
Industrial Controls	$16,406	$9,469	$41,058	$24,619
Aircraft Engine Systems	14,753	14,321	45,619	48,555

Total segment earnings	31,159	23,790	86,677	73,174
Nonsegment expenses	(9,035)	(5,144)	(26,896)	(13,341)
Curtailment gain	—	7,825	—	7,825
Interest expense and income	(545)	(983)	(1,906)	(2,840)

Consolidated earnings before income taxes	21,579	25,488	57,875	64,818
Income taxes	(7,339)	5,742	5,064	20,098

Consolidated net earnings	$28,918	$19,746	$52,811	$44,720

Industrial Controls’ segment earnings increased in both the three months and nine months ended June 30, 2006, as compared to the same periods last year. Changes in sales mix and productivity improvements were the primary drivers for the increase in earnings this year over last year. Industrial Controls had a higher gross margin (external net sales less external cost of goods sold) as a percent of sales in both the three-month and nine-month periods this year. We attribute the change in Industrial Controls’ sales mix to normal variation in the timing of shipments and the productivity improvements to specific actions taken to improve Industrial Controls’ performance, including the favorable effects of the consolidation of European operations. In addition, Industrial Controls’ workforce management actions resulted in $1.3 million of expense in last year’s third quarter. Workforce management actions are discussed more fully in a separate section of this management’s discussion and analysis.
Aircraft Engine Systems’ segment earnings increased slightly in the three months ended June 30, 2006, and decreased in the nine months ended June 30, 2006, as compared to the same periods last year. Last year’s nine-month earnings included a gain of $3.8 million from the sale of product rights, accounting for most of the year-over-year change. In addition, Aircraft Engine Systems has achieved higher gross margins this year in both the three and nine-month periods as a result of increased sales, which have been largely offset by higher research and development costs. The increase in Aircraft Engine Systems’ research and development costs was discussed more fully in a separate section of this management’s discussion and analysis.
Nonsegment expenses increased in both the three months and nine months ended June 30, 2006, as compared to the same period a year ago. We accrued $3.5 million related to pending legal matters of a contingent nature in this year’s three-month period and $8.5 million in this year’s nine-month period. Contingencies are discussed more fully in separate sections of this management’s discussion and analysis. In addition, nonsegment expenses have increased because of a higher level of professional services this year as compared to a year ago and a change in accounting for stock-based compensation. The level of professional services varies on a quarterly basis, and expenses are recognized in the period services are provided. Stock-based compensation is discussed more fully in a separate section of this management’s discussion and analysis.
Curtailment gain was discussed previously in this management’s discussion and analysis.
Income taxes were provided at an effective rate on earnings before income taxes of 8.7% for the nine months ended June 30, 2006, which included the effect of changes in valuation allowances for deferred tax assets. The tax rate for the year ended September 30, 2005, was 29.2%. The changes in valuation allowances reduced income tax expense by $13.7 million, representing 23.7% of pretax earnings. Exclusive of this item, the effective tax rate for the nine-month period was 32.4%.
We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in our judgments. In our third quarter, additional objective evidence became available regarding earnings in tax jurisdictions that have unexpired net operating loss carryforwards that affected our judgment about the valuation allowance.
In addition, income taxes in the third quarter of both 2006 and 2005 included the effects of changes in estimates of income taxes for previous years. In 2006, the changes were primarily related to the favorable resolution of certain tax matters in the third quarter. These changes reduced the effective tax rate for the nine-month period by approximately 2.5% of pretax earnings.
In 2005, the changes in estimates were related to increases in the amount of certain credits claimed and changes in the amount of certain deductions taken as compared to prior estimates. These changes reduced the effective tax rate for the year ended September 30, 2005, by approximately 2.5% of pretax earnings.
Aside from changes in valuation allowances for deferred tax assets and changes in estimates related to previous years, the remaining difference in the effective tax rate for the nine-month period compared to the full year last year is primarily related to the expiration of the tax credit for increasing research activities (which expired on December 31, 2005) and changes in the amounts of extraterritorial income exclusion. Both of these factors increased our effective tax rate.
Outlook: Our outlook for the year ending September 30, 2006, is consistent with what we previously reported, with sales growth of 3% to 6% and earnings per share of $1.67 to $1.75 per diluted share, before the effects of accruals for pending legal matters and changes in valuation allowances for deferred tax assets.
Our sales growth expectation is based on our belief that Aircraft Engine Systems’ sales will grow between 7% and 9%. We now believe Industrial Controls’ sales will be approximately the same as last year.
Our earnings expectation is a result of the expected companywide sales increase and improvements in Industrial Controls’ segment earnings. We anticipate that Industrial Controls’ segment earnings will increase to approximately 10% of sales on average for fiscal year 2006. Among other factors, the improvement in Industrial Controls’ earnings includes savings resulting from the consolidation of our European operations, which were discussed more fully in another section of this management’s discussion and analysis. Aircraft Engine Systems’ segment earnings are expected to remain near the levels achieved in the last two years in relation to its sales.
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
The accruals for pending legal matters and changes in valuation allowances for deferred tax assets are discussed more fully in separate sections of this management’s discussion and analysis.
Financial Condition
Assets

	June 30,	September 30,
(In thousands)	2006	2005

Industrial Controls	$365,127	$370,220
Aircraft Engine Systems	220,878	208,140
Nonsegment assets	121,241	127,106

Consolidated total assets	$707,246	$705,466

Industrial Controls’ segment assets decreased in the nine months ended June 30, 2006, due primarily to depreciation and amortization of property, plant, and equipment, and intangibles.
Aircraft Engine Systems’ segment assets increased in the nine months ended June 30, 2006, primarily due to increases in accounts receivables and inventories. Both of these increases were due to an increased level of sales that occurred near June 30, 2006, as compared to September 30, 2005.
Nonsegment assets decreased in the nine months ended June 30, 2006, primarily reflecting a decrease in cash and cash equivalents and an increase in deferred tax assets. Changes in cash for the nine-month period and changes in valuation allowances for deferred tax assets are discussed more fully in separate sections of this management’s discussion and analysis.
Other Balance Sheet Measures

	June 30,	September 30,
(In thousands)	2006	2005

Working capital	$254,912	$241,066
Long-term debt, less current portion	59,402	72,942
Other liabilities	69,595	71,548
Shareholders’ equity	469,282	432,469

Working capital (current assets less current liabilities) increased in the nine months ended June 30, 2006, primarily as a result of a decrease in accrued liabilities, the effect of which was partially offset by a reduction in cash and cash equivalents. Accruals associated with variable compensation plans accumulate throughout the year and are paid in our first quarter. Similarly, accruals associated with certain defined benefit retirement plan contributions accumulate throughout the year and are paid in our second quarter.
Long-term debt decreased in the nine months ended June 30, 2006, as a result of payments during the period. We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175 million if we choose. The line of credit facility expires on March 11, 2010. In addition, we have other line of credit facilities, which totaled $26.4 million at September 30, 2005, that are generally reviewed annually for renewal.
Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to EBITDA, as defined in the agreements. We were in compliance with all covenants at June 30, 2006.
Commitments and contingencies at June 30, 2006, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including accruals totaling $8,500,000 that were made in the nine months ended June 30, 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10 million in the aggregate.
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
Shareholders’ equity increased in the nine months ended June 30, 2006. Increases due to net earnings, sales of treasury stock, stock compensation expense, and excess tax benefits from stock compensation during the nine months were partially offset by purchases of treasury stock and cash dividend payments.
On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and private transactions over a three-year period. Through June 30, 2006, we purchased $21.9 million of our common stock under this authorization at an average price per share of $30.04. This authorization was terminated on July 25, 2006, concurrent with the approval of a new stock repurchase authorization. No purchases were made under this authorization from June 30, 2006, through the date of its termination.
On July 25, 2006, the Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock on the open market and private transactions over a three-year period that will end on July 25, 2009.
A three-for-one stock split was approved by shareholders at the 2005 annual meeting of shareholders on January 25, 2006. This stock split became effective for shareholders at the close of business on February 1, 2006. The effects of the stock split are reflected in the financial statements filed as part of this Form 10-Q. In addition, in accordance with stock option plan provisions, the terms of all outstanding stock option awards were proportionally adjusted.
Contractual Obligations

(In thousands for the
year(s) ending September		2007/	2009/
30,)	2006	2008	2010	Thereafter

Long-term debt principal	$14,426	$28,852	$21,428	$21,429
Operating leases	3,600	5,000	3,000	2,000
Purchase obligations	76,357	1,070	—	—

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
Cash Flows

	Nine months
	ended June 30,
(In thousands)	2006	2005

Net cash provided by operating activities	$43,065	$45,613
Net cash used in investing activities	(18,966)	(13,079)
Net cash used in financing activities	(42,189)	(5,968)

Net cash flows provided by operating activities decreased by 6% in the nine months ended June 30, 2006, as compared to the same period a year ago. Both operating cash receipts and disbursements increased in the nine months this year compared to last year. However, cash paid to employees and suppliers increased at a greater rate than cash collected from customers, most significantly because variable compensation earned in 2005 and paid in 2006 was higher than variable compensation earned in 2004 and paid in 2005.
Net cash flows used in investing activities increased by $5.9 million in the nine months ended June 30, 2006, as compared to the same period a year ago. Capital expenditures were higher in the nine-month period this year as a result of investments to support higher sales and new programs. In addition, proceeds from the sale of property, plant, and equipment were higher in the nine-month period last year because of actions related to the consolidation of our European facilities.
Net cash flows used in financing activities increased by $36.2 million in the nine months ended June 30, 2006, as compared to the same period a year ago. Debt principal payments were higher this year, in part due to payments associated with senior notes, which became payable for the first time in this year’s nine-month period. In addition, there was an increase in the purchase of treasury stock, which were primarily associated with a stock repurchase authorization.
On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and private transactions over a three-year period. This authorization was terminated on July 25, 2006, concurrent with the approval of a new stock repurchase authorization. No purchases were made under this authorization from June 30, 2006, through the date of its termination.
On July 25, 2006, the Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock on the open market and private transactions over a three-year period that will end on July 25, 2009.
Outlook: Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months. Payments of our senior notes, which totaled $64.3 million at June 30, 2006, are due over the 2007 — 2012 timeframe. Also, we have a $100 million line of credit facility that includes an option to increase the amount of the line up to $175 million that does not expire until March 11, 2010. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.
Recent Accounting Pronouncements
A discussion of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” is included in the Notes to Consolidated Financial Statements in “Item 1 – Financial Statements.”
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

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total	(d)
			number of	Approximate
			shares	dollar value
			purchased	of shares
			as part of	that may yet
	(a) Total		publicly	be purchased
	number of	(b) Average	announced	under the
	shares	price paid	plans or	plans or
Period	purchased	per share	programs	programs

April 1, 2006 through April 30, 2006	11,249	$33.70	11,249	$21,225,295

May 1, 2006 through May 31, 2006	400,446	$32.67	400,446	$8,141,464

June 1, 2006 through June 30, 2006	1,282	—	—	$8,141,464

The shares purchased in June were purchased on the open market and are related to the reinvestment of dividends for treasury shares held for deferred compensation.
On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and private transactions over a three-year period. This authorization was terminated on July 25, 2006, concurrent with the approval of a new stock repurchase authorization. No purchases were made under this authorization from June 30, 2006, through the date of its termination.
On July 25, 2006, the Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock on the open market and private transactions over a three-year period that will end on July 25, 2009.
Sales of common stock issued from treasury to one of the company’s directors during the nine months ended June 30, 2006, consisted of the following:

	Total number
	of shares	Consideration
Date	purchased	received

December 2, 2005	297	$8,019
February 1, 2006	132	4,004
May 1, 2006	180	5,990

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.
Item 6. Exhibits
     (a) Exhibits Filed as Part of this Report:

(3)	(i)	Restated Certificate of Incorporation

(31)	(i)	Rule 13a-14(a)/15d-14(a) certifications of Thomas A. Gendron.

	(ii)	Rule 13a-14(a)/15d-14(a) certifications of Robert F. Weber, Jr.

(32)	(i)	Section 1350 certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

Date: July 31, 2006	/s/ THOMAS A. GENDRON Thomas A. Gendron, President
and Chief Executive Officer

Date: July 31, 2006	/s/ ROBERT F. WEBER, JR.

Robert F. Weber, Jr., Chief
Financial Officer and Treasurer