Form 10-K
period 2006-09-30
WOODWARD GOVERNOR CO
filed 2006-11-30
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-8408

WOODWARD GOVERNOR COMPANY
(Exact name of registrant specified in its charter)

Delaware	36-1984010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 North Second Street, Rockford, Illinois (Address of principal executive offices)	61125-7001 (Zip Code)

Registrant’s telephone number, including area code:
(815)877-7441

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $.002917 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of our most recently completed second fiscal quarter, was $967,019,000 (such aggregate market value does not include voting stock beneficially owned by directors, officers, the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Governor Company Charitable Trust).

There were 34,142,962 shares of common stock with a par value of $.0292 per share outstanding at November 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2006 annual meeting of shareholders to be held January 24, 2007, are incorporated by reference into Part III of this filing, to the extent indicated.

PART I

Item 1.	Business

Woodward Governor Company designs, manufactures, and services energy control systems and components for aircraft and industrial engines and turbines. Leading OEMs (original equipment manufacturers) throughout the world use our products and services in the power generation, aerospace, transportation, and process industries markets.

We were established in 1870 and incorporated in 1902. We serve global markets from locations worldwide and are currently headquartered in Rockford, Illinois. Our principal executive officers maintain offices in Fort Collins, Colorado, as well as Rockford, Illinois. We plan to change the designation of our corporate headquarters to Fort Collins, Colorado, effective January 1, 2007.

Our business is driven by the worldwide demand for efficient, low emission, long life, and high performance energy use in harsh and demanding environments. Energy control and optimization solutions are our strength. One of our key objectives is to accurately and precisely control energy to optimize the performance, reliability, emissions, and efficiency of our customers’ products.

•	Strategic Focus: Energy Control and Optimization Solutions. Our key areas of focus are fluid energy, combustion control, electrical energy, and motion control.

•	Leverage: Core Technologies. Our core technologies include valves, servo actuators, combustion sensing, digital electronics, fuel injection, electric actuation, ignition, power electronics, pumps, and AC measurement and control.

•	Integrate: Systems. Our systems include fuel systems, combustion systems, fluid systems, actuation systems, and electronic systems.

•	Apply: OEM and Equipment Packagers. Our OEM and equipment packager customers use our systems and components in their products, including diesel engines, turbines, gas engines, compressors, generator sets, switchgear, and industrial vehicles. Some of our customers include Caterpillar, Cummins, Doosan, Dresser-Rand, Ebara, Emerson Electric, Enginuity, GE, Guangxi Yuchai Machinery, Hyundai, Ingersoll-Rand Bobcat, Kawasaki, Mitsubishi, Rolls-Royce, Siemens, U.S. government, United Technologies/Pratt & Whitney, Wärtsilä and major airlines worldwide.

•	Serve: Market Applications. Ultimately, our systems and components are used in products that are sold into four key markets — power generation, transportation, process industries, and aerospace.

We have two operating segments — Industrial Controls and Aircraft Engine Systems. Industrial Controls is focused on systems and components that provide energy control and optimization solutions for industrial markets, which includes power generation, transportation, and process industries. Aircraft Engine Systems is focused on systems and components that provide energy control and optimization solutions for the aerospace market.

Information about our operations in 2006 and outlook for the future, including certain segment information, is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Additional segment information and certain geographical information are included in the Notes to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” Other information about our business follows.

Industrial Controls

We provide components and integrated systems through Industrial Controls primarily to OEMs of diesel engines, industrial turbines, gas engines, compressors, generator sets, switchgear, and industrial vehicles. We also sell components as spares or replacements, and provide other related services to these customers and other customers. In 2006, our two largest customers were General Electric Company, which accounted for approximately 20% of Industrial Controls’ sales, and Caterpillar, Inc., which accounted for approximately 18% of Industrial Controls’ sales.

We generally sell Industrial Controls’ products and services directly to our OEM customers, although we also generate sales to end users through distributors, dealers, and independent service facilities, whom often serve the role of an equipment packager. We carry certain finished goods and component parts inventory to meet rapid delivery requirements of customers, primarily for aftermarket needs. We do not believe Industrial Controls’ sales are subject to significant seasonal variation.

We believe Industrial Controls has a significant competitive position within the market for components and integrated systems for diesel engines, turbines, gas engines, compressors, generator sets, and switchgears. While published information is not available in sufficient detail to enable an accurate assessment, we believe we hold a strong position among independent manufacturers for power generation, transportation, and process industries markets. We compete with as many as 10 independent manufacturers and with the in-house control operations of OEMs. Customers demand technological solutions to meet their needs for efficiency, reliability, and the ability to meet increasingly more stringent global emissions regulations. Companies compete on the basis of providing products that meet these needs, as well as on the basis of price, quality, and customer service. In our opinion, our prices are generally competitive, and our quality, customer service, and technology used in products are favorable competitive factors.

Industrial Controls’ backlog orders were approximately $140 million at October 31, 2006, approximately 93% of which we expect to fill by September 30, 2007. Last year, Industrial Controls’ backlog orders were approximately $119 million at October 31, 2005, approximately 99% of which we expected to fill by September 30, 2006. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

Aircraft Engine Systems

We provide components and integrated systems through Aircraft Engine Systems to OEMs of aircraft gas turbines for use in those turbines. We also sell components as spares or replacements, and provide repair and overhaul services to these customers and other customers. In 2006, our two largest customers were General Electric Company, which accounted for approximately 24% of Aircraft Engine Systems’ sales, and United Technologies, which accounted for approximately 17% of Aircraft Engine Systems’ sales.

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

Aircraft Engine Systems’ backlog orders were approximately $228 million at October 31, 2006, approximately 62% of which we expect to fill by September 30, 2007. Last year, Aircraft Engine Systems’ backlog orders were approximately $137 million at October 31, 2005, approximately 71% of which we expected to fill by September 30, 2006. Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times.

Other Matters

Products for both Industrial Controls and Aircraft Engine Systems make use of several patents and trademarks of various durations that we believe are collectively important. However, we do not consider our business for either segment dependent upon any one patent or trademark.

For both segments, our products consist of mechanical, electronic, and electromagnetic components. Mechanical components are machined primarily from aluminum, iron, and steel. Generally there are numerous sources for the raw materials and components used in our products, and they are believed to be sufficiently available to meet all requirements.

We spent approximately $60 million for company-sponsored research and development activities in 2006, $50 million in 2005 and $40 million in 2004. Both Industrial Controls and Aircraft Engine Systems incurred these expenses.

We do not believe that compliance with current Federal, State, or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on our capital expenditures, earnings, or competitive position. We are also not intending to incur material capital expenditures for environmental control facilities through September 30, 2007.

We employed about 3,700 people at October 31, 2006.

This report contains forward-looking statements and should be read with “Item 1A — Risk Factors.”

We maintain a website at www.woodward.com. Securities and Exchange Commission filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements, are available on our website as soon as reasonably practicable after they are filed electronically with, or furnished to, the Securities and Exchange Commission. Shareholders may obtain, without charge, a single copy of Woodward’s 2006 annual report on Form 10-K upon written request to the Corporate Secretary, Woodward Governor Company, 5001 North Second Street, P.O. Box 7001, Rockford, Illinois, 61125-7001.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized in this section when making investment decisions regarding our securities.

Also, an investor should be aware that this annual report contains statements intended to be considered forward-looking statements and therefore entitled to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including:

•	Projections of sales, earnings, cash flows, or other financial items;

•	Descriptions of our plans and objectives for future operations;

•	Forecasts of future economic performance; and

•	Descriptions of assumptions underlying the above items.

Forward-looking statements do not reflect historical facts. Rather, they are statements about future events and conditions and often include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Such statements reflect our expectations about the future only as of the date they are made. We are not obligated to, and we might not, update our forward-looking statements to reflect changes that occur after the date they are made. Furthermore, actual results could differ materially from projections or any other forward-looking statements regardless of when they are made.

Important factors that could individually, or together with one or more other factors, affect our business, results of operations and/or financial condition include, but are not limited to, the following:

Company Risks

Customers that account for a significant portion of our sales may change suppliers, insource production, or be less successful in the marketplace.

We have fewer customers than many other companies with similar sales volumes. Two customers accounted for 33% of our sales in 2006, each individually accounting for more than 10%. Our sales could decrease significantly if a large customer were to change suppliers, insource production, or be less successful in the markets in which it participates.

Sales may not achieve the level forecast.

We use inputs from various sources in developing our sales forecast, including customer and third-party forecasts of sales volumes and purchase requirements in our markets. Each of these sources could be overstated. In addition, general business and economic conditions and industry-specific business and economic conditions change over time, potentially resulting in lower sales.

Many of our expenses may not be able to be reduced in proportion to a sales shortfall.

Many of our expenses are relatively fixed in relation to changes in sales volumes. Some of these expenses are related to past capital expenditures or business acquisitions in the form of depreciation and amortization expense. Others are related to expenditures driven by levels of business activity other than the level of sales, including manufacturing overhead. As a result, we might be unable to reduce spending quickly enough to compensate for a reduction in sales, which would adversely affect our earnings.

Suppliers may be unable to provide us with materials of sufficient quality or quantity required to meet our production needs.

We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers. We may experience a shortage of materials for various reasons, such as financial distress, work stoppages, natural disasters, or production difficulties that may affect one or more of our suppliers. A protracted interruption of supplies for any reason may adversely affect our financial condition and results of operations.

Product development activities may not be successful or may be more costly than currently anticipated.

Our business involves a significant level of product development activities, generally in connection with our customers’ own development activities. If these activities are not as successful as currently anticipated, or if they are more costly than currently anticipated, future sales and/or earnings could be lower.

Activities necessary to integrate an acquisition may result in costs in excess of current expectations or be less successful than anticipated.

We completed a business acquisition in October 2006 and we may acquire other businesses in the future. If actual integration costs are higher than amounts assumed, or we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, our future earnings may be lower than anticipated.

Changes in the estimates of fair value of reporting units or of long-lived assets may result in future impairment charges.

Over time, the fair values of long-lived assets change. We test goodwill for impairment annually, and more often if circumstances require. We also test property, plant, and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future impairment charges may occur if estimates of fair values decrease, which will reduce future earnings.

Future subsidiary results may change the amount of valuation allowances provided for deferred income tax assets.

We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. The underlying analysis is performed for individual tax jurisdictions, generally at a subsidiary level. Future subsidiary results, actual or forecasted, could change the outcome of our analysis and change the amount of valuation allowances provided for deferred income tax assets.

Manufacturing activities may result in future environmental liabilities.

We use hazardous materials in our manufacturing operations. We also own facilities that were formerly owned and operated by others that used hazardous materials. The risk that a release of hazardous materials has occurred in the past, or will occur in the future, cannot be completely eliminated. As a result, we may need to undertake future environmental remediation activities that will negatively affect our future earnings and financial position.

Amounts accrued for contingencies may be inadequate to cover the amount of loss when the matters are ultimately resolved.

We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrue for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There may be additional losses that have not been accrued that will reduce future earnings.

Changes in the legal environment in which we operate may affect future sales and expenses.

We operate in a number of countries and are affected by a variety of laws and regulations, including employment, import, export, business acquisitions, environmental, and taxation matters, among others. Unexpected changes in the legal environment may result in lower sales or increased expenses in the future.

Operations outside the United States may be subject to additional risks.

Our principal plants include facilities in China and Germany, as well as the United States. The operations outside the United States could be disrupted by a natural disaster, war, political unrest, terrorist activity, public health concerns, or other unforeseen events that would be less likely to occur in the United States. Disruption of an overseas operation could adversely affect our business, financial condition, and results of operations.

Changes in foreign currency exchange rates may decrease margins associated with our sales.

We have situations in which sales agreements and the related cost of sales are predominately denominated in different currencies. These may involve foreign sales and domestic costs, or vice versa. Each of these situations involve the risk that the margins associated with these sales could be lower than previous sales or forecasts because of changes in foreign currency exchange rates.

Changes in assumptions may increase the amount of retirement pension and healthcare benefit obligations and related expense.

Accounting for retirement pension and healthcare benefit obligations and related expense requires the use of assumptions, including a weighted-average discount rate, an expected long-term rate of return on assets, and a net healthcare cost trend rate, among others. Benefit obligations and benefit costs are sensitive to changes in these assumptions. As a result, assumption changes could result in increases in our obligation amounts and expenses.

Industry Risks

Competitors may develop breakthrough technologies that are adopted by our customers.

Many of the components and systems we sell are used in harsh environments with difficult emissions standards. The technological expertise we have developed and maintained could become less valuable if a competitor were to develop a breakthrough technology that would allow them to match the performance of existing technologies at a lower cost. A breakthrough technology could also accelerate the rate of change in customer demands beyond what existing technologies are capable of achieving.

Changes in competitor strategies may reduce the demand for our products.

Companies compete on the basis of providing products that meet the needs of customers, as well as on the basis of price, quality, and customer service. Changes in competitive conditions, including the availability of new products and services, the introduction of new channels of distribution, and changes in OEM and aftermarket pricing, could negatively affect future sales.

Unforeseen events may occur that significantly reduce commercial airline travel.

Our Aircraft Engine Systems segment accounted for 43% of our sales in 2006, with the majority of sales tied to commercial aviation. Market demand for our components and systems would be negatively affected by reductions in commercial airline travel. Certain events have had a notable negative effect on passenger flight miles in the past, such as the terrorist actions of 2001.

Increasing emission standards that drive certain product sales may be eased or delayed.

We sell components and systems that have been designed to meet demanding emission standards, including standards that have not yet been implemented but are intended to be soon. If the demands of these emission standards are eased, our future sales could be lower as potential customers select alternative products or delay adoption of our products.

Natural gas prices may increase significantly and disproportionately to other sources of fuels used for power generation.

Commercial producers of electricity use many of our components and systems, most predominately in their power plants that use natural gas as their fuel source. Commercial producers of electricity are often in a position to manage its use of different power plant facilities and make decisions based on operating costs. If natural gas prices were to increase significantly and disproportionately to other sources of fuels, it is likely that the use of our components and systems would decrease.

The U.S. Government may reduce defense funding or the mix of programs to which such funding is allocated.

The level of U.S. defense spending is subject to periodic congressional appropriation actions, which can change. The mix of programs to which such funding is allocated is also uncertain. A portion of our sales of components and systems is to the U.S. Government, primarily in the aerospace market. If the amount of spending was to decrease, or there was a shift from certain aerospace programs to other programs, our sales could decrease.

Changes in foreign currency exchange rates or in interest rates may reduce the demand for our products.

Changes in foreign currency exchange rates or in interest rates affects demand for capital purchases. Each of the markets in which we sell operates globally and is influenced by foreign currency exchange rates. Also, capital expenditures tend to decrease as interest rates and economic uncertainty rise.

Investment Risks

The historic market price of our common stock may not be indicative of future market prices.

The market price of our common stock changes over time. The selling price of our common stock ranged from a low of $25.10 per share to a high of $38.88 per share in 2006. The causes of stock price volatility are related to many factors both within and outside management’s control. As a result, we may not be able to maintain or increase the value of our common stock.

The typical trading volume of our common stock may affect an investor’s ability to sell significant share holdings in the future without negatively affecting share price.

We currently have approximately 35 million shares of common stock outstanding. While the level of trading activity will vary by day, the typical trading level represents only a small percentage of shares outstanding. As a result, a seller of a significant number of shares in a short period of time could negatively affect our share price.

Item 1B.	Unresolved Staff Comments

There are no unresolved comments from the staff of the U.S. Securities and Exchange Commission regarding the periodic or current reports that we filed under the Securities Exchange Act of 1934.

Item 2.	Properties

Our principal plants are as follows:

United States

Fort Collins, Colorado — Industrial Controls manufacturing and corporate offices
Loveland, Colorado — Industrial Controls manufacturing and partially leased to a third party
Niles, Illinois — Industrial Controls manufacturing Rockford, Illinois — Aircraft Engine Systems manufacturing and corporate offices
Rockton, Illinois — Aircraft Engine Systems manufacturing and repair and overhaul
Zeeland, Michigan — Aircraft Engine Systems manufacturing
Greenville, South Carolina (leased) — Industrial Controls manufacturing

Other Countries

Suzhou, Peoples’ Republic of China (leased) — Industrial Controls manufacturing
Aken, Germany (leased) — Industrial Controls manufacturing
Kempen, Germany — Industrial Controls manufacturing (acquired on October 31, 2006, subsequent to the year ended September 30, 2006)
Stuttgart, Germany (leased) — Industrial Controls manufacturing
Prestwick, Scotland, United Kingdom (leased) — Aircraft Engine Systems repair and overhaul

Our principal plants are suitable and adequate for the manufacturing and other activities performed at those plants, and we believe our utilization levels are generally high. With continuing advancements in manufacturing technology and operational improvements, we believe we can continue to increase production without additional plants.

In addition to the principal plants listed above, we own facilities in Japan, The Netherlands, and United Kingdom, and lease several facilities in locations worldwide, which are used primarily for sales and service activities. The United Kingdom facility also serves as a key development site for diesel fuel injection products.

We plan on changing the designation of our corporate headquarters from Rockford, Illinois to Fort Collins, Colorado, effective January 1, 2007. In recent years, we have maintained corporate offices for our principal executive officers in both locations. The address of our Fort Collins location is 1000 East Drake Road, Fort Collins, Colorado, 80525, and its phone number is (970) 498-5811.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is listed on the NASDAQ Global Select Market and at November 17, 2006, there were approximately 1,417 holders of record. Cash dividends were declared quarterly during 2006 and 2005. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2006 and 2005 are included in the Notes to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

(b) Recent Sales of Unregistered Securities

Sales of common stock issued from treasury to one of the company’s directors during 2006 consisted of the following:

	Total
	Number of
	Shares	Consideration
Date	Purchased	Received

December 2, 2005	297	$8,019
February 1, 2006	132	4,004
May 1, 2006	180	5,990
July 31, 2006	205	6,017

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(c) Issuer Purchases of Equity Securities

				(d)
			(c)	Approximate Dollar
			Total Number	Value of
			of Shares	Shares That
			Purchased as	May Yet
	(a)	(b)	Part of	Be Purchased
	Total Number	Average Price	Publicly Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs

October 1 — 31, 2005	—	$—	—	$22,707,455
November 1 — 30, 2005	7,500	26.62	7,500	22,507,780
December 1 — 31, 2005	78,024	28.08	30,030	21,676,711
January 1 — 31, 2006	2,409	29.90	2,409	21,604,682
February 1 — 28, 2006	—	—	—	21,604,682
March 1 — 31, 2006	1,245	33.16	—	21,604,682
April 1 — 30, 2006	11,249	33.70	11,249	21,225,295
May 1 — 31, 2006	400,446	32.67	400,446	8,141,464
June 1 — 30, 2006	1,282	32.14	—	8,141,464
July 1 — 31, 2006	10,000	29.12	10,000	49,708,821
August 1 — 31, 2006	178,015	31.12	178,015	44,169,075
September 1 — 30, 2006	34,510	33.22	33,293	43,064,045

Total	724,680	$31.72	672,942	$43,064,045

In addition to shares purchased as part of publicly announced plans or programs, we acquired 46,527 shares as payment for the exercise price of stock options exercised in December 2005. We also purchased shares on the open market related to the reinvestment of dividends for treasury stock held for deferred compensation of 1,467 in December 2005, 1,245 in March 2006, 1,282 in June 2006, and 1,217 in September 2006.

On July 25, 2006, the Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock on the open market and in private transactions over a three-year period that will end on July 25, 2009. There have been no terminations or expirations since the approval date.

On January 26, 2005, the Board of Directors authorized the repurchase of up to $30 million of our outstanding shares of common stock on the open market and in private transactions over a three-year period. This authorization was terminated on July 25, 2006, concurrent with the approval of a new stock repurchase authorization.

Item 6.	Selected Financial Data

	For the Year Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands of dollars except per share amounts)

Net sales	$854,515	$827,726	$709,805	$586,682	$679,991
Earnings before cumulative effect of accounting change	69,900	55,971	31,382	12,346	45,170
Earnings per share amounts:
Basic	2.03	1.64	0.93	0.37	1.33
Diluted	1.99	1.59	0.90	0.36	1.30
Cash dividends per share	0.40	0.3467	0.32	0.3175	0.31
Income taxes	14,597	23,137	17,910	7,593	25,510
Interest expense	5,089	5,814	5,332	4,635	5,109
Interest income	2,750	2,159	1,095	870	635
Depreciation expense	22,064	24,451	25,856	27,548	28,340
Amortization expense	6,953	7,087	6,905	4,870	3,748
Capital expenditures	31,713	26,615	18,698	18,802	22,898
Weighted-average basic shares outstanding in thousands	34,351	34,200	33,858	33,738	33,975
Weighted-average diluted shares outstanding in thousands	35,191	35,127	34,695	34,167	34,731

	At September 30,
	2006	2005	2004	2003	2002
	(In thousands of dollars)

Working capital	$260,243	$241,066	$197,524	$151,262	$155,440
Total assets	735,497	705,466	654,294	615,999	582,395
Long-term debt, less current portion	58,379	72,942	88,452	89,970	78,192
Total debt	73,515	95,787	95,241	125,744	96,377
Shareholders’ equity	478,689	432,469	385,861	360,804	354,901

Worker members	3,731	3,513	3,287	3,273	3,337
Registered shareholder members	1,422	1,448	1,529	1,576	1,592

Notes:

1.	Per share amounts have been updated from amounts reported prior to February 1, 2006, to reflect the effects of a three-for-one stock split.

2.	Net earnings included a deferred tax asset valuation allowance change that increased net earnings by $13,710 in the third quarter of 2006, or $0.40 per basic share and $0.39 per diluted share.

3.	Accounting for stock-based compensation changed to the fair value method from the intrinsic value method beginning in the first quarter of 2006. The following presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation in 2001 through 2005:

	For the Year Ended September 30,
	2005	2004	2003	2002
	(In thousands of dollars except per share amounts)

Reported net earnings	$55,971	$31,382	$12,346	$42,681
Stock-based compensation expense using the fair value method, net of income tax	1,502	1,400	1,025	910

Pro forma net earnings	$54,469	$29,982	$11,321	$41,771

Reported net earnings per share amounts:
Basic	$1.64	$0.93	$0.37	$1.26
Diluted	1.59	0.90	0.36	1.23

Pro forma net earnings per share amounts:
Basic	$1.59	$0.89	$0.34	$1.23
Diluted	1.55	0.86	0.33	1.20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations. This discussion should be read with the consolidated financial statements.

OVERVIEW

Woodward designs, manufactures, and services energy control systems and components for aircraft and industrial engines and turbines. Leading OEMs throughout the world use our products and services in the power generation, process industries, transportation, and aerospace markets.

Our strategic focus is Energy Control and Optimization Solutions. The control of energy — fluid energy, combustion, electrical energy, and motion — is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions, and operations of power equipment. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation, and electronic systems. We focus primarily on OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.

We have two operating segments — Industrial Controls and Aircraft Engine Systems. Industrial Controls is focused on systems and components that provide energy control and optimization solutions for industrial markets, which includes power generation, transportation, and process industries. Aircraft Engine Systems is focused on systems and components that provide energy control and optimization solutions for the aerospace market. We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.

Our sales and earnings have grown over the last four years. In 2006, our sales exceeded $850 million for the first time in our history and our net earnings were just short of $70 million. Our markets have substantially recovered from the declines that occurred in 2002 and 2003 and both of our segments benefited from these factors. In addition, net earnings for 2006 benefited from a change in the valuation allowance for deferred tax assets of $13.7 million.

Improvement of Industrial Controls’ earnings was a key objective for 2006, and its earnings nearly doubled from 5.4% of sales in 2005 to 10.3% in 2006. This improvement was driven by a manufacturing consolidation in 2005 and early 2006, supply chain productivity initiatives, and market and management-initiated changes in our product mix.

Aircraft Engine Systems continued to generate earnings within our targeted range of 20 to 22% of sales in 2006, and we are continuing to invest substantial amounts in research and development activities to sustain future growth. Company-wide, our expenditures for research and development increased 20% in 2006 over 2005, largely the result of program wins in the aerospace market over the last few years.

Subsequent to the end of 2006, we acquired a business that had sales of $60 million in calendar year 2005. This business adds dimension and range to our core technologies and product portfolio for the power generation market, including protection and comprehensive control systems for power distribution applications and power inverters for wind turbines — areas we have targeted for growth.

At September 30, 2006, our total assets exceeded $735 million, including $84 million in cash, and our total debt was less than $74 million. We are well positioned to fund expanded research and development and to explore other investment opportunities consistent with our focused strategies.

The financial statements that are filed as part of this Form 10-K reflect the effects of the three-for-one stock split that became effective during 2006. Shareholders approved the split in January 2006.

In the sections that follow, we are providing information to help you better understand our critical accounting policies and market risks, our results of operations and financial condition, and the effects of recent accounting pronouncements. However, you should be aware that this discussion contains statements intended to be considered forward-looking statements and therefore entitled to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Information about forward-looking statements, including important factors that could affect our business, results of operations and/or financial condition, are included in “Item 1A — Risk Factors.”

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

Goodwill

Goodwill, which is included in the segment assets of both Industrial Controls and Aircraft Engine Systems, totaled $132.1 million at September 30, 2006, representing 18% of total assets. We test goodwill for impairment on an annual basis and more often if circumstances require. Impairment tests performed during the three years ended September 30, 2006, have not resulted in any impairment losses.

Estimates and assumptions, the most important of which are used to estimate the fair value of reporting units within the company, affect the results of our goodwill impairment tests. To estimate the fair value of reporting units, we estimate future cash flows, discount rates, and transaction multiples that we believe a marketplace participant would use in an arm’s length transaction.

To assess the effect on our annual impairment tests in 2006 if different assumptions had been used, we separately measured the effects of a hypothetical 20% reduction in estimated cash flows, a 20% increase in the discount rates used, and a 20% reduction in the transaction multiples used. While each of these changes would have reduced the estimated fair value of reporting units within the company, none of them individually would have resulted in an impairment loss in 2006.

Other long-lived assets

As discussed here, our other long-lived assets consist of property, plant, and equipment, and other intangibles, which are included primarily in the segment assets of both Industrial Controls and Aircraft Engine Systems. Other long-lived assets totaled $195.9 million at September 30, 2006, and represented 27% of total assets. We depreciate or amortize long-lived assets over their estimated useful lives. Depreciation and amortization expense associated with these assets totaled $29.0 million in 2006, $31.5 million in 2005, and $32.8 million in 2004. We also test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

The selection of useful lives for depreciation and amortization purposes requires judgment. If we had increased the remaining useful life of all assets being depreciated and amortized by one year, depreciation and amortization expense would have decreased, and the year-end carrying value of long-lived assets would have increased, by approximately $3.5 million in 2006. Similarly, if we had decreased the remaining useful lives by one year, depreciation and amortization expense would have increased, and the year-end carrying value of long-lived assets would have decreased, by approximately $4.6 million in 2006. (The results of this sensitivity analysis ignore the impact of individual assets that might have become fully depreciated or amortized during 2006 had these hypothetical changes been made.)

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

Deferred income tax asset valuation allowances

Valuation allowances for deferred income tax assets totaled $2.6 million at September 30, 2006, representing 3% of deferred income tax assets before the allowances. The net changes in the valuation allowances increased total comprehensive earnings (comprised of net earnings and foreign currency translation adjustments) by $15.2 million in 2006 and $0.9 million in 2005.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment. In 2006, additional objective evidence became available regarding earnings in tax jurisdictions that had unexpired net operating loss carryforwards that affected our judgment about the valuation allowance that existed at the beginning of the year. If we had made different judgments regarding the realizability of deferred tax assets, our valuation allowance and income tax expense may have been higher or lower than amounts reported.

Retirement pension and healthcare benefits

The cost of retirement pension and healthcare benefits is recognized over employee service periods using an actuarial-based attribution approach. Our net accrued benefit for these retirement benefits totaled $61.5 million at September 30, 2006, which represented 24% of total liabilities and consisted of the following (in millions):

	Pension	Healthcare

• Benefit obligation	$76	$52
• Fair value of plan assets	(58)	—
• Unrecognized net losses	(16)	(10)
• Unamortized prior service cost	3	8
• Other items affecting the liability	6	—

The net periodic benefit cost associated with these liabilities totaled $4.4 million in 2006, which consisted of the following (in millions):

	Pension	Healthcare

• Service cost	$2	$—
• Interest cost	3	3
• Expected return on plan assets	(3)	—
• Recognized losses	1	1
• Recognized prior service cost	—	(3)

To determine our net accrued benefit and net periodic benefit cost, we form judgments about the best estimate for each assumption used in the actuarial computation. The most important assumptions that affect the computations are the discount rate, the expected long-term rate of return on plan assets, and the healthcare cost trend rate.

Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the United States, we use the blended 40/60 Moody’s Baa/Aaa index, the Citigroup Pension Liability Index, and the 30-year U.S. treasury rate as benchmarks. In the United Kingdom, we use the AA corporate bond index (applicable for bonds over 15 years) and government bond yields (for bonds over 15 years) to determine a blended rate to use as the benchmark. In Japan, we use AA-rated corporate bond yields (for bonds of 12.5 years) as the benchmark. Our assumed rates do not differ significantly from any of these benchmarks.

We assumed weighted-average discount rates of 4.69% to determine our retirement pension benefit obligation at September 30, 2006, and 4.48% to determine the related service and interest costs in 2006. A 1.00% increase in these discount rates would have decreased the benefit obligation at the end of 2006 by $12.5 million and increased the total of service and interest costs by $0.7 million in 2006. Likewise, a 1.00% decrease in these discount rates would have increased the benefit obligation by $15.5 million and decreased the total of service and interest costs by $0.9 million in 2006.

We assumed weighted-average discount rates of 5.56% to determine our retirement healthcare benefit obligation at September 30, 2006, and 5.28% to determine the related service and interest costs in 2006. A 1.00% increase in these discount rates would have decreased the benefit obligation at the end of 2006 by $5.1 million and increased the total of service and interest costs by $0.1 million in 2006. Likewise, a 1.00% decrease in these discount rates would have increased the benefit obligation by $6.2 million and decreased the total of service and interest costs by $0.2 million in 2006.

The expected long-term rate of return on plan assets was based on our current asset allocations and the historical long-term performance for each asset class, as adjusted for existing market conditions. Information regarding our asset allocations is included in the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” We assumed a weighted-average expected long-term rate of return on pension plan assets of 6.69% to determine our net periodic benefit cost in 2006. A 1.00% increase in the expected return would have decreased the net periodic benefit cost by $0.5 million in 2006. Likewise, a 1.00% decrease in the expected return would have increased the net periodic benefit cost by $0.5 million in 2006.

We assumed net healthcare cost trend rates of 10.00% in 2007, decreasing gradually to 5.00% in 2012, and remaining at 5.00% thereafter. A 1.00% increase in assumed healthcare cost trend rates would have increased the benefit obligation at the end of 2006 by $5.6 million and the total of the service and interest costs by $0.4 million in 2006. Likewise, a 1.00% decrease in the assumed healthcare cost trend rates would have decreased the benefit obligation by $4.8 million and the total of service and interest costs by $0.3 million in 2006.

Among the items affecting our net accrued retirement pension benefits were additional minimum pension liabilities necessary to reflect a liability amount at least equal to the accumulated benefit obligation on an individual plan basis. The total increase in minimum pension liabilities for 2006 was $1.6 million and was primarily reported in other comprehensive income, net of income taxes. Based on future plan asset performance and discount rates, additional adjustments to our net accrued benefit and equity may be required in the future.

MARKET RISKS

Our long-term debt is sensitive to changes in interest rates. We monitor trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate debt agreements, the duration of such agreements, and whether to use hedging strategies. Our primary objective is to minimize our long-term costs of borrowing. At September 30, 2006, our long-term debt consisted of fixed rate agreements. As measured at September 30, 2006, a hypothetical 1% immediate increase in interest rates would reduce the fair value of our long-term debt by approximately $1.9 million.

Assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. We monitor trends in foreign currency exchange rates and our exposure to changes in those rates as a basis for determining whether to use hedging strategies. Our primary exposures are to the European Monetary Union euro and the Japanese yen. We do not have any derivative instruments associated with foreign currency exchange rates. A hypothetical 10% immediate increase in the value of the United States dollar relative to all other currencies, when applied to September 30, 2006, balances, would adversely affect our 2007 net earnings and cash flows by approximately $3.6 million. Last year, a hypothetical 10% immediate increase in the value of the United States dollar relative to all other currencies would have adversely affected our 2006 net earnings and cash flows by $2.2 million.

RESULTS OF OPERATIONS

Sales

In Thousands for the Year Ended September 30,	2006	2005	2004

External net sales:
Industrial Controls	$540,975	$536,937	$439,801
Aircraft Engine Systems	313,540	290,789	270,004

Consolidated net sales	$854,515	$827,726	$709,805

2006 Compared to 2005

Consolidated net sales increased 3% in 2006 compared to 2005, attributable to the following (in millions):

•	Aircraft Engine Systems’ sales volume changes	$21
•	Price changes	15
•	Foreign currency translation rate changes	(7)
•	Industrial Controls’ sales volume changes	(2)

Aircraft Engine Systems’ sales volume changes:  Aircraft Engine Systems’ improvement continues to reflect the effects of favorable trends in commercial aviation. Our commercial OEM sales have increased, driven by the higher production levels of narrow-body and wide-body aircraft by Boeing and Airbus, especially the A320 and Boeing 777. Orders for new aircraft by Asian airlines have been particularly strong. Regional jet production by Embraer and Bombardier was fairly similar to the prior year. Sales related to business jets were up slightly, and we anticipate additional growth in 2007 with the launches of the Cessna Mustang and Eclipse 500 jets. We also continued to see a trend toward higher revenue passenger miles experienced by commercial airlines and cargo growth, which drives aircraft usage and has a positive effect on our aftermarket sales. We estimate approximately half of Aircraft Engine Systems’ sales were aftermarket sales in 2006 and 2005. Sales for military applications in 2006 were similar to 2005 levels.

Price changes:  Price changes were made primarily in response to material cost increases in Industrial Controls. The material cost increases were related to price fluctuations of commodities from which mechanical, electronic, or electromagnetic components are produced.

Industrial Controls’ sales volume changes:  Overall, Industrial Controls sales volumes were near the same levels achieved a year ago. While shipment volumes increased for many of our products, we experienced lower sales of turbine combustion products used in power generation, alternative fuel systems that are sold to Chinese OEMs, and pump sales to an Asian customer that secured an alternative source. In total, these decreases totaled approximately $38 million.

We believe the decrease in sales of turbine combustion products is related to inventory adjustments made by our largest customer. Customer inventory increased in 2004 and 2005 and was reduced in 2006. We believe their inventory is now at sustainable levels and will be replenished at approximately their rate of sales.

We have attributed the decrease in sales of alternative fuel systems for Chinese OEMs to production and ordering patterns typical in the Chinese market. Customers in China have shown a tendency to batch their orders and engine production in such a manner that results in greater variability than is typical among customers in other markets.

Increased sales of other products largely offset these decreases, including sales of process automation valves and actuators that targeted new applications for use in the process industry. The core technologies used in fluid systems, which have typically been applied to gas engines, gas and steam turbines, and compressors, can be applied to the balance of plant equipment in process automation applications. In 2006, we developed a new product for this adjacent market, generating sales of approximately $6 million.

Other increases in sales were primarily driven by increased demand for distributed power, marine, and heavy equipment applications.

2005 Compared to 2004

Consolidated net sales increased 17% in 2005 compared to 2004, attributable to the following (in millions):

•	Industrial Controls’ sales volume changes	$89
•	Aircraft Engine Systems’ sales volume changes	19
•	Foreign currency translation rate changes	7
•	Price changes	3

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

Aircraft Engine Systems’ sales volume changes:  Aircraft Engine Systems’ improvement reflects the effects of favorable trends in commercial aviation. We experienced modest growth in commercial OEM sales, as Boeing and Airbus ramped up their production levels for narrow- and wide-body aircraft. We also have seen a continuation of the trend toward higher revenue passenger miles experienced by commercial airlines and cargo growth, which has driven greater utilization of aircraft and higher aftermarket sales for us. We estimate approximately half of Aircraft Engine Systems’ sales were aftermarket sales in 2005 and 2004.

Costs and Expenses

In Thousands for the Year Ended September 30,	2006	2005	2004

Cost of goods sold	$612,263	$623,680	$542,240
Selling, general, and administrative expenses	92,013	79,858	70,949
Research and development costs	59,861	49,996	40,057
All other expense items	12,876	14,390	12,942
Curtailment gain	—	(7,825)	—
Interest and other income	(6,995)	(11,481)	(5,675)

Consolidated costs and expenses	$770,018	$748,618	$660,513

2006 Compared to 2005

Cost of goods sold decreased 2% in 2006 as compared to 2005, attributable to the following (in millions):

•	Increase in sales volume	$15
•	Effects of the consolidation of European operations, among other less significant cost changes	(10)
•	Foreign currency translation rate changes	(6)
•	Lower performance-based variable compensation	(6)
•	Changes in segment sales mix	(2)
•	Lower workforce management costs	(2)

The effect of increased sales volume on cost of goods sold was measured as if these costs increased in direct proportion to the sales volume increase.

Costs of goods sold benefited from the effects of Industrial Controls’ European consolidation, which we completed in March 2006. A more detailed discussion of the European consolidation is included under “Workforce Management Actions” below.

Variable compensation paid to members in direct and indirect manufacturing functions was lower in 2006 than in 2005. Each year, a portion of our members’ compensation will vary depending on performance-based factors.

The percent increase in Aircraft Engine Systems’ sales volume (7%) was greater than the percent increase in Industrial Controls’ sales volume (0%). However, Aircraft Engine Systems’ average margins are higher than those of Industrial Controls. As a result, the resulting change in segment sales mix decreased cost of goods sold in the analysis presented above.

We incurred cost of goods sold related to workforce management actions that totaled $1.7 million in 2005. These costs were largely attributable to termination benefits for members in direct and indirect manufacturing functions.

Selling, general, and administrative expenses increased 15% in 2006 as compared to 2005, attributable to the following (in millions):

•	Accruals for contingent legal matters	$9
•	Stock-based compensation expense	3

We accrue for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including accruals totaling $8.5 million in 2006. More information about contingencies is included under “Commitments and Contingencies” below.

At the beginning of 2006, we began to account for stock-based compensation using the fair value method of accounting as required under a new accounting standard. We used the intrinsic value method in previous years, under which we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant. More information about the effect of this accounting change is included under “Stock-Based Compensation” below.

Research and development costs increased 20% in 2006 over 2005 attributable to the following (in millions):

•	Aircraft Engine Systems’ development activities	$6
•	Industrial Controls’ development activities	4

Aircraft Engine Systems is developing new aircraft gas turbine programs for both commercial and military aircraft. Many of these development programs began in 2005 or earlier and were fully engaged throughout 2006. Most significantly we are developing components and an integrated fuel system for the new GEnx turbofan engine for the Boeing 787, Airbus A350, and Boeing 747-8, and components for the GE Rolls-Royce F136 engine that is one of two propulsion choices to power Lockheed’s Joint Strike Fighter aircraft, and components for the T700-GE-701D engine that will be used to upgrade the Sikorsky Black Hawk and Boeing Apache helicopters, among others.

We also increased development activities in Industrial Controls, most notably in conjunction with customers’ development programs as we work closely with our customers early in their own development and design stages, helping them by developing components and integrated systems that allow them to meet emissions requirements, increase fuel efficiency, and lower their costs. We also continue to develop products for the turbine auxiliary market. Turbine auxiliary applications offer multiple opportunities to leverage our existing hydraulic and electric actuation and valve technologies for off-engine applications.

Curtailment gain relates to an amount recognized in 2005 for the immediate effects of amendments to one of our retirement healthcare benefit plans. The amendment eliminated retirement healthcare benefits for members that did not attain age 55 and 10 years of service by January 1, 2006.

Interest and other income decreased in 2006 from 2005 primarily as a result of the 2005 sale of rights to our aircraft propeller synchronizer products to an unrelated third party, which resulted in a pre-tax gain of $3.8 million.

2005 Compared to 2004

Cost of goods sold increased 15% in 2005 as compared to 2004, attributable to the following (in millions):

•	Increase in net sales	$90
•	Lower workforce management costs	(11)
•	Higher performance-based variable compensation	6
•	Changes in segment sales mix	3
•	Other factors, net	(7)

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

The percent increase in Industrial Controls sales (22%) was greater than the percent increase in Aircraft Engine Systems sales (8%). However, Industrial Controls’ average margins are not as high as those of Aircraft Engine Systems. As a result, the resulting change in segment sales mix increased cost of goods sold in the analysis presented above.

Among the other factors affecting cost of goods sold were the favorable operating leverage effect of the increased sales versus the fixed cost components of cost of goods sold, sales mix within each segment, and changes in material costs.

Selling, general, and administrative expenses increased 13% in 2005 as compared to 2004, attributable to the following (in millions):

•	Higher performance-based variable compensation	$3
•	Internal control assessment and audit expenses	2
•	Other factors, net	4

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

Research and development costs increased 25% in 2005 over 2004 attributable to the following (in millions):

•	Industrial Controls’ development activities	$4
•	Aircraft Engine Systems’ development activities	3
•	Higher performance-based variable compensation	3

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

Stock-Based Compensation

We adopted a new accounting standard for stock-based compensation beginning October 1, 2005 — Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” This standard requires us to measure employee compensation made in the form of stock-based instruments at the grant-date fair value of the stock-based award and to recognize the compensation over the requisite service period. Upon adoption, we used the modified prospective application transition method, under which prior periods are not restated in the financial statements.

Prior to October 1, 2005, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.

The effect of adopting the new accounting standard on 2006 earnings was that earnings before income taxes were reduced by $2.9 million and net earnings were reduced by $1.8 million, or $0.05 per basic share and $0.05 per diluted share. Stock compensation is accounted for as a nonsegment expense. We expect stock compensation expense in 2007 to be at levels similar to the amount recognized in 2006, although actual amounts will depend upon a number of factors, including our common stock price at the date of grant.

If we had applied the provisions of the new accounting standard last year, our earnings before income taxes for 2005 would have been reduced by $2.4 million and our net earnings would have been reduced by $1.5 million, or $0.05 per basic share and $0.04 per diluted share.

Adoption of the new accounting standards also affected our presentation of cash flows. The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in financial statements. For 2006, cash flows from operating activities was reduced by $3.3 million and cash flow from financing activities was increased by $3.3 million from amounts that would have been reported prior to the accounting change.

At September 30, 2006, the amount of stock compensation expense that has not yet been recognized totaled $4.7 million. This amount is related to stock options that have been granted but have not yet vested.

Workforce Management Actions

In Thousands for the Year Ended September 30,	2006	2005	2004

Member termination benefits	$70	$2,144	$12,151
Contractual pension termination benefits	340	—	1,800
Related costs of facility consolidation	—	1,770	—
Member termination benefits adjustments	—	(2,204)	(1,083)

Total costs of workforce management actions	$410	$1,710	$12,868

The workforce management actions reflected in the preceding table, all of which are associated with Industrial Controls, are primarily related to the consolidation of manufacturing operations in The Netherlands and United Kingdom with existing operations in the United States and Germany. The actions also involve the consolidation of a small manufacturing operation in Japan with an existing operation in China and sales force reductions in The Netherlands. These actions were taken to streamline the organization by eliminating redundant manufacturing operations and to adjust the sales force in response to market shifts from Europe to Asia and North America. The actions were completed in March 2006. In total, approximately 250 positions were eliminated from the three locations.

Principally in 2004, we expensed a total of $15.9 million for these actions, which includes $12.0 million for member termination benefits under ongoing termination benefit plans, $2.1 million of contractual pension termination benefits, and $1.8 million for other costs primarily associated with moving equipment and inventory to other locations. With the exception of the contractual pension termination benefits, all expenses were cash expenses that were paid from available cash balances without the need for incremental borrowings.

In 2004, our expense for these actions totaled $13.8 million, which primarily consisted of member termination benefits related to ongoing termination benefit plans for member service through September 30, 2004. In addition, we expensed contractual pension termination benefits resulting from the retirement pension benefit plan provisions that provided early retirement benefits for certain plan participants in the event of a workforce management action.

Our expenses for these actions were $1.7 million in 2005 and $0.4 million in 2006, equal to the total amounts reflected in the preceding table. The expenses included member termination benefits that reflected amounts earned by members during their service periods in 2005 and 2006, additional contractual pension termination benefits for eligible participants, other costs primarily associated with moving equipment and inventory to other locations, and adjustments of amounts previously accrued for these actions. The accrual adjustments were made as a result of changes in estimates for termination benefits payable because of voluntary member resignations, the transfer of members to a third-party distributor, and more members electing early retirement options.

Although it is difficult to precisely estimate the savings that are uniquely related to these actions, we believe that current annual expense levels are $9.0 million to $11.0 million lower than they would have been prior to the actions. The lower expenses are primarily related to reductions in personnel costs, although savings in travel and other costs associated with the reduced headcount have also been realized. Of the total savings, approximately 90% affects cost of goods sold and 10% selling, general, and administrative expenses.

For 2004, the preceding table also reflects amounts related to previous actions of Industrial Controls, the most significant of which is a reduction in accrued member termination benefits of $0.7 million. This accrual reduction was a direct result of decisions to discontinue the remaining actions from the previous year given the newly-formed consolidation plans.

Earnings

In Thousands for the Year Ended September 30,	2006	2005	2004

Segment earnings:
Industrial Controls	$55,704	$28,821	$6,437
Aircraft Engine Systems	63,859	64,052	59,192

Total segment earnings	119,563	92,873	65,629
Nonsegment expenses	(32,727)	(17,935)	(12,100)
Curtailment gain	—	7,825	—
Interest expense and income	(2,339)	(3,655)	(4,237)

Consolidated earnings before income taxes	84,497	79,108	49,292
Income taxes	14,597	23,137	17,910

Consolidated net earnings	$69,900	$55,971	$31,382

2006 Compared to 2005

Industrial Controls’ segment earnings increased 93% in 2006 as compared to 2005, attributable to the following (in millions):

•	Selling price changes	$12
•	Effects of the consolidation of European operations, among other less significant cost and expense changes	13
•	Lower performance-based variable compensation	4
•	Higher research and development costs	(4)
•	Lower workforce management costs	2

Selling price increases were made primarily to offset certain material cost increases, which were related to price fluctuations of commodities from which mechanical, electronic, or electromagnetic components are produced. Typically, selling price increases lag material cost increases for some period of time, which varies depending upon individual circumstances.

Industrial Controls’ earnings benefited from the effects of the European consolidation that we completed in March 2006. A more detailed discussion of the European consolidation is included under workforce management actions in a previous section of this discussion and analysis.

Variable compensation paid to Industrial Controls’ members was lower in 2006 than in 2005, driven by performance-based factors.

Industrial Controls’ research and development cost increases were discussed previously as part of costs and expenses.

Industrial Controls incurred costs related to workforce management actions that totaled $1.7 million in 2005.

Aircraft Engine Systems’ segment earnings in 2006 were about the same as in 2005, attributable to the following (in millions):

•	Increase in sales volume	$7
•	Higher research and development costs	(7)
•	Gain on sale of product rights in 2005	(4)
•	Lower performance-based variable compensation	3
•	Selling price changes	3
•	Other factors, net	(2)

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

Aircraft Engine Systems sold the rights to its propeller synchronizer products to an unrelated third party in 2005, which resulted in a pre-tax gain of $3.8 million that year.

Variable compensation paid to Aircraft Engine Systems’ members was lower in 2006 than in 2005, driven by performance-based factors.

Nonsegment expenses increased 82% in 2006 as compared to 2005, attributable to the following (in millions):

•	Accruals for contingent legal matters	$9
•	Stock-based compensation expense	3
•	Other factors, net	3

We accrue for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including accruals totaling $8.5 million in 2006. More information about contingencies is included under “Commitments and Contingencies” below.

At the beginning of 2006, we began to account for stock-based compensation using the fair value method of accounting as required under a new accounting standard. We used the intrinsic value method in previous years, under which we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant. More information about the effect of this accounting change is included under “Stock-Based Compensation” above.

Among the other factors affecting nonsegment expenses are normal variations in legal and other professional services.

Curtailment gain was discussed previously as part of costs and expenses.

Income taxes were provided at an effective rate on earnings before income taxes of 17.3% in 2006 compared to 29.2% in 2005. The change in the effective tax rate was attributable to the following (as a percent of earnings before income taxes):

•	Adjustments of the beginning-of-year balance of valuation allowances for deferred tax assets	(16.2)%
•	Change in estimates of taxes for previous periods in 2006 as compared to 2005	1.2%
•	Research credit in 2006 as compared to 2005	0.8%
•	Other changes, net	2.3%

The 2006 change in the beginning-of-year valuation allowances reduced income tax expense by $13.7 million. Exclusive of this item, the effective tax rate for 2006 was 33.5%. We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in our judgments. In 2006, additional objective evidence became available regarding earnings in tax jurisdictions that have unexpired net operating loss carryforwards that affected our judgment about the valuation allowance.

Income taxes for both 2006 and 2005 were affected by changes in estimates of income taxes for previous years. In 2006, the changes were primarily related to the favorable resolution of certain tax matters. These changes reduced the effective tax rate for 2006 by approximately 1.3% of pretax earnings. In 2005, the changes in estimates were related to increases in the amount of certain credits claimed and changes in the amount of certain deductions taken as compared to prior estimates. These changes reduced reported income taxes by $1.9 million in 2005, or approximately 2.5% of pretax earnings.

The effective tax rate comparison between 2006 and 2005 was affected by the expiration of the tax credit for increasing research activities, which expired on December 31, 2005.

Among the other changes in our effective tax rate were the effects of changes in the amounts of extraterritorial income exclusion and the effects of changes in the relative mix of earnings by tax jurisdiction, which affects the comparison of foreign and state income tax rates relative to the United States federal statutory rate.

2005 Compared to 2004

Industrial Controls’ segment earnings were $29 million in 2005 compared to $6 million in 2004. The change was attributable to the following (in millions):

•	Increase in sales volume	$18
•	Workforce management actions, net	11
•	Higher performance-based variable compensation	(6)
•	Higher research and development costs	(4)
•	Other factors, net	3

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

Aircraft Engine Systems’ segment earnings increased 8% in 2005 as compared to 2004, attributable to the following (in millions):

•	Increase in sales volume	$6
•	Gain on sale of product rights	4
•	Higher performance-based variable compensation	(4)
•	Higher research and development costs	(3)
•	Other factors, net	2

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

Nonsegment expenses increased 48% in 2005 as compared to 2004, attributable to the following (in millions):

•	Internal control assessment and audit expenses	$2
•	Higher performance-based variable compensation	2
•	Other factors, net	2

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

Among the other factors affecting nonsegment expenses were normal variations in legal and other professional services.

Curtailment gain was discussed previously as part of costs and expenses.

Income taxes were provided at an effective rate on earnings before income taxes of 29.2% in 2005 compared to 36.3% in 2004. The change in the effective tax rate was attributable to the following (as a percent of earnings before income taxes):

•	Change in estimates of taxes in 2005 for previous periods	(2.5)%
•	Change in effect of foreign losses on income taxes in 2005 as compared to 2004	(2.0)%
•	Research credit in 2005 as compared to 2004	(1.7)%
•	Other changes, net	(0.9)%

Income taxes for 2005 were affected by changes in estimates of income taxes for previous years, which resulted from increases in the amounts of certain credits claimed and changes in the amounts of certain deductions taken. These changes reduced reported income taxes by $1.9 million, or 2.5% of earnings before income taxes.

The effects of foreign losses on income taxes increased our effective tax rate by 0.1% in 2005 compared to 2.1% in 2004. Foreign losses affect income taxes in situations in which we are unable to use the losses to offset earnings in particular tax jurisdictions, resulting in net operating loss carryforwards. In both years, we recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to foreign net operating loss carryforwards.

The federal tax credit for 2005 for increasing research activities reduced our effective tax rate by 1.7% compared to 2004. The credit was based on the level of current year research costs relative to gross receipts and research costs in certain prior periods.

Among the other changes in our effective tax rate were the effects of changes in the relative mix of earnings by tax jurisdiction, which affected the comparison of foreign and state income tax rates relative to the United States federal statutory rate.

Subsequent Event

On October 31, 2006, we acquired 100 percent of the stock of SEG Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (SEG) and a related receivable from SEG that was held by one of the sellers. Headquartered in Kempen, Germany, SEG is focused on the design and manufacture of a wide range of protection and comprehensive control systems for power generation and distribution applications, power inverters for wind turbines, and complete electrical systems for gas and diesel engine based power stations. The cost of this acquisition has not yet been finalized, but is currently expected to be approximately $45 million, including the amount of outstanding borrowings assumed. The actual cost of the acquisition may be higher or lower than our current estimate based on the outcome of a purchase price adjustment procedure customary to purchase agreements and the final determination of the direct acquisition costs. SEG had sales of approximately $60 million in the year ended December 31, 2005. SEG will be part of the Industrial Controls segment, and we currently expect the acquisition to be accretive to earnings in 2007.

Outlook

Aerospace markets are on an upswing, and we currently anticipate Aircraft Engine Systems’ sales will increase 10-12% in 2007. These increases are expected for both OEM and aftermarket sales, with slightly more growth among OEMs. In relation to sales, our segment earnings are expected to remain relatively stable with 2006, between 20-22% of sales.

We expect more modest market growth in the industrial markets served by Industrial Controls. However, the business acquisition completed in October 2006 will allow Industrial Controls’ sales to exceed anticipated market growth rates. With the effects of the acquisition, we currently believe Industrial Controls’ sales will grow 13-16% in 2007. Segment earnings are expected to be between 10-12% of sales.

Overall, we anticipate company-wide sales growth of 12-15% and earnings of $2.05 to $2.15 per share in fiscal 2007, including the effects of the acquisition just completed.

FINANCIAL CONDITION

Assets

In Thousands at September 30,	2006	2005

Industrial Controls	$360,577	$370,220
Aircraft Engine Systems	229,269	208,140
Unallocated assets	145,651	127,106

Consolidated total assets	$735,497	$705,466

Industrial Controls’ segment assets at September 30, 2006, decreased over the prior year primarily as a result of lower levels of inventories and normal amortization of intangible assets.

Aircraft Engine Systems’ segment assets at September 30, 2006, increased over the prior year as a result of higher levels of business activity in 2006 and 2005, which resulted in higher accounts receivable and inventories. In addition, capital expenditures increased in 2006 to a level that exceeded depreciation expense, resulting in higher property, plant, and equipment.

Unallocated assets at September 30, 2006, increased over the prior year primarily because of changes in valuation allowances for deferred tax assets.

Other Balance Sheet Measures

In Thousands at September 30,	2006	2005

Working capital	$260,243	$241,066
Long-term debt, less current portion	58,739	72,942
Other liabilities	71,190	71,548
Shareholders’ equity	478,689	432,469

Working capital (total current assets less total current liabilities) at September 30, 2006, increased over the prior year primarily as a result of increases in accounts receivable and a decrease in short-term borrowings.

Long-term debt, less current portion at September 30, 2006, decreased from the prior year to reflect the amount of long-term debt paid in 2006. The current portion of long-term debt remained approximately the same.

We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175 million if we choose. The line of credit facility expires on March 11, 2010. In addition, we have other line of credit facilities, which totaled $17.7 million at September 30, 2006, that are generally reviewed annually for renewal. The total amount of borrowings under all facilities was $0.5 million at September 30, 2006. The weighted-average interest rate for outstanding borrowings under these line of credit facilities, which were in Japan at rates significantly lower than those typical in the United States, was 0.5% at September 30, 2006.

Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to EBITDA, as defined in the agreements. We were in compliance with all covenants at September 30, 2006.

Commitments and contingencies at September 30, 2006, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including accruals totaling $8.5 million that were recorded in 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10 million in the aggregate.

Among the legal proceedings referred to in the preceding paragraph, we were a defendant in a class action lawsuit filed in the U.S. District Court for Northern District of Illinois and received findings of the U.S. Equal Employment Opportunity Commission that alleged discrimination on the basis of race, national origin, and gender in our Winnebago County, Illinois, facilities. On October 5, 2006, a U.S. District Court Judge gave preliminary approval to a proposed $5 million settlement of the class action and EEOC matters. Accruals for the amount of the settlement and related legal expenses are included in our consolidated balance sheet at September 30, 2006.

We file income tax returns in various jurisdictions worldwide, which are subject to audit. We have accrued for our estimate of the most likely amount of expense that we believe may result from income tax audit adjustments.

We do not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.

Shareholders’ equity at September 30, 2006, increased 11% over the prior year. Increases due to net earnings, sales of treasury stock, tax benefits applicable to stock options, and stock-based compensation were partially offset by purchases of treasury stock and dividend payments.

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

In 2006, we purchased $21.5 million of our common stock under these authorizations as follows:

		Number of	Average Price
(In Thousands, Except per Share Amounts)	Purchase Price	Shares	per Share

Purchased shares under the January 26, 2005 authorization	$14,566	452	$32.25
Purchased shares under the July 25, 2006 authorization	6,936	221	31.34

Total	$21,502	673	$31.95

A three-for-one stock split was approved by shareholders at the 2005 annual meeting of shareholders on January 25, 2006. This stock split became effective for shareholders at the close of business on February 1, 2006. The effects of the stock split are reflected in the financial statements filed as part of this Form 10-K. In addition, in accordance with stock option plan provisions, the terms of all outstanding stock option awards were proportionally adjusted.

Contractual Obligations

In Thousands for the Year(s) Ended September 30,	2007	2008/2009	2010/2011	Thereafter

Long-term debt principal	$14,619	$25,333	$21,428	$10,715
Operating leases	3,700	4,500	2,600	2,000
Purchase obligations	75,530	2,349	2	609

The preceding table reflects contractual obligations at September 30, 2006, but excludes future interest payments associated with long-term debt and our retirement pension and retirement healthcare obligations. Our contributions to retirement pension benefit plans totaled $3.3 million in 2006 and $1.8 million in 2005, and we currently expect our contributions for 2007 will total approximately $3.0 million. Pension contributions in future years will vary as a result of a number of factors, including actual plan asset returns and interest rates.

Our contributions to retirement healthcare benefit plans totaled $3.0 million in 2006 and $2.4 million in 2005, and we currently estimate our contributions for 2007 will total approximately $3.4 million, less the amount of federal subsidies associated with our prescription drug benefits that we receive. Retirement healthcare contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of healthcare benefits provided for covered retirees.

More information about our retirement benefit obligations is included in the notes to the consolidated financial statements in “Item 8 — Financial Statements and Supplementary Data.”

We enter into purchase obligations with suppliers in the normal course of business, on a short-term basis.

Cash Flows

In Thousands for the Year Ended September 30,	2006	2005	2004

Net cash provided by operating activities	$80,536	$69,432	$85,215
Net cash used in investing activities	(31,015)	(22,909)	(20,272)
Net cash used in financing activities	(51,433)	(10,503)	(39,895)

2006 Compared to 2005

Net cash flows provided by operating activities increased 16% in 2006 over 2005. Cash receipts from customers and cash payments to suppliers and employees increased proportionately with the overall increase in sales. As a result, net cash flows were higher in 2006 than in 2005 because of the operating earnings generated on sales. In addition, income tax payments for 2006 were lower than 2005.

Net cash flows used in investing activities increased by $8.1 million in 2006 as compared to 2005. This reflected an increase in capital expenditures of $5.1 million and a decrease in proceeds from the sales of property, plant, and equipment. Aircraft Engine Systems accounted for most of the increase in capital expenditures, which related to equipment and facility upgrades. Proceeds from the sale of property, plant, and equipment were higher in 2005 than in 2006 because of sales related to the consolidation of our European facilities.

Net cash flows used in financing activities increased by $40.9 million in 2006 as compared to 2005. Net payments of borrowings were $22.5 million in 2006, compared to net proceeds from borrowings of $2.0 million in 2005. In addition, we increased the amount of cash used for the purchase of our common stock by $15.0 million in 2006 over 2005 and increased cash dividends by $1.9 million.

Our 2005 and 2006 purchases of common stock were primarily made in connection with authorizations by the Board of Directors made in January 26, 2005, and July 25, 2006. The Board terminated the 2005 authorization concurrent with their approval of the 2006 authorization. The 2006 authorization provides for the repurchase of up to $50 million of our common stock on the open market and private transactions over a three-year period. Approximately $43 million remains available for repurchase under the authorization at September 30, 2006.

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

Net cash flows used in financing activities decreased by $29.5 million between 2005 and 2004, primarily as a result of changes in borrowings. Net proceeds from borrowings totaled $2.0 million in 2005 compared to net payments of borrowings of $30.4 million in 2004. In addition, both proceeds from the sale of treasury stock, which were related to the exercise of stock options, and purchases of treasury stock were higher in 2005 than in 2004. The effect of these treasury stock transactions on cash flows resulted in net use of cash of $0.6 million in 2005 and a net source of cash of $1.3 million in 2004. Our dividend payments also increased by $1.0 million in 2005 over 2004 as a result of increases in our quarterly dividend rate.

The 2005 treasury stock purchases were made in connection with a Board authorization that expired in July 2006. The 2004 treasury stock purchases were made in connection with a Board authorization that expired in November 2004.

Outlook

Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months.

Payments of our $64 million of senior notes are due over the 2007 — 2012 timeframe. Also, we have a $100 million line of credit facility that includes an option to increase the amount of the line up to $175 million that does not expire until March 11, 2010. Also, the acquisition completed on October 31, 2006, as discussed under “Subsequent Events” above, was paid from available cash balances. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in the Notes to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Disclosures about market risk are included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks.”

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Earnings	WOODWARD

	Year Ended September 30,
	2006	2005	2004
	(In thousands except per share amounts)

Net sales	$854,515	$827,726	$709,805

Costs and expenses:
Cost of goods sold	612,263	623,680	542,240
Selling, general, and administrative expenses	92,013	79,858	70,949
Research and development costs	59,861	49,996	40,057
Amortization of intangible assets	6,953	7,087	6,905
Curtailment gain	—	(7,825)	—
Interest expense	5,089	5,814	5,332
Interest income	(2,750)	(2,159)	(1,095)
Other income	(4,245)	(9,322)	(4,580)
Other expense	834	1,489	705

Total costs and expenses	770,018	748,618	660,513

Earnings before income taxes	84,497	79,108	49,292
Income taxes	14,597	23,137	17,910

Net earnings	$69,900	$55,971	$31,382

Net earnings per share:
Basic	$2.03	$1.64	$0.93
Diluted	1.99	1.59	0.90

Weighted-average number of shares outstanding:
Basic	34,351	34,200	33,858
Diluted	35,191	35,127	34,695

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	WOODWARD

	At September 30,
	2006	2005
	(In thousands except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$83,718	$84,597
Accounts receivable, less allowance for losses of $2,213 for 2006 and $1,965 for 2005	117,254	107,403
Inventories	149,172	149,336
Income taxes receivable	1,787	5,330
Deferred income taxes	23,526	18,700
Other current assets	5,777	4,207

Total current assets	381,234	369,573

Property, plant, and equipment — net	124,176	114,787
Goodwill	132,084	131,035
Other intangibles — net	71,737	78,564
Deferred income taxes	16,687	2,310
Other assets	9,579	9,197

Total assets	$735,497	$705,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$517	$8,419
Current portion of long-term debt	14,619	14,426
Accounts payable	38,978	37,015
Accrued liabilities	66,877	68,647

Total current liabilities	120,991	128,507

Long-term debt, less current portion	58,379	72,942
Deferred income taxes	6,248	—
Other liabilities	71,190	71,548
Commitments and contingencies (Note 17)
Shareholders’ equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.002917 per share, authorized 100,000 shares, issued 36,480 shares	106	106
Additional paid-in capital	31,960	25,854
Accumulated other comprehensive earnings	12,619	10,904
Deferred compensation	5,524	5,402
Retained earnings	481,726	425,568

	531,935	467,834
Less: Treasury stock, at cost, 2,426 shares for 2006 and 2,154 shares for 2005	47,722	29,963
Treasury stock held for deferred compensation, at cost, 415 shares for 2006 and 414 shares for 2005	5,524	5,402

Total shareholders’ equity	478,689	432,469

Total liabilities and shareholders’ equity	$735,497	$705,466

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	WOODWARD

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net earnings	$69,900	$55,971	$31,382

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,017	31,538	32,761
Curtailment gain	—	(7,825)	—
Contractual pension termination benefits	340	—	1,800
Net loss (gain) on sale of property, plant, and equipment	84	(68)	319
Stock-based compensation	2,942	—	—
Excess tax benefits from stock-based compensation	(3,305)	—	—
Deferred income taxes	(13,481)	2,627	(1,988)
Reclassification of unrealized losses on derivatives to earnings	286	321	300
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(8,730)	(9,213)	(9,639)
Inventories	1,140	(11,122)	(10,592)
Accounts payable and accrued liabilities	(2,514)	6,422	26,751
Income taxes receivable	9,785	(9,270)	6,298
Other — net	(4,928)	10,051	7,823

Total adjustments	10,636	13,461	53,833

Net cash provided by operating activities	80,536	69,432	85,215

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(31,713)	(26,615)	(18,698)
Proceeds from sale of property, plant, and equipment	698	3,706	367
Receipts associated with business acquisition	—	—	395
Business acquisitions, net of cash acquired	—	—	(2,336)

Net cash used in investing activities	(31,015)	(22,909)	(20,272)

Cash flows from financing activities:
Cash dividends paid	(13,742)	(11,861)	(10,832)
Proceeds from sales of treasury stock	4,163	6,674	2,875
Purchases of treasury stock	(22,306)	(7,292)	(1,547)
Excess tax benefits from stock compensation	3,305	—	—
Net proceeds (payments) from borrowings under revolving lines	(8,025)	2,899	(30,391)
Payments of long-term debt	(14,510)	(923)	—
Other payments	(318)	—	—

Net cash used in financing activities	(51,433)	(10,503)	(39,895)

Effect of exchange rate changes on cash	1,033	(318)	(211)

Net change in cash and cash equivalents	(879)	35,702	24,837
Cash and cash equivalents, beginning of year	84,597	48,895	24,058

Cash and cash equivalents, end of year	$83,718	$84,597	$48,895

Supplemental cash flow information:
Interest expense paid	$5,334	$5,654	$5,696
Income taxes paid	19,131	24,768	9,919
Noncash investing activities:
Liabilities assumed in business acquisitions	—	—	505

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity	WOODWARD

	Year Ended September 30,
	2006	2005	2004
	(In thousands except per share amounts)

Common stock
Beginning and ending balance	$106	$106	$106

Additional paid-in capital
Beginning balance	$25,854	$15,878	$14,234
Sales of treasury stock	(141)	1,894	878
Tax benefits applicable to stock options	3,305	3,403	766
Stock-based compensation	2,942	—	—
Deferred compensation transfer	—	657	—
Treasury stock cost adjustment	—	4,022	—

Ending balance	$31,960	$25,854	$15,878

Accumulated other comprehensive earnings
Beginning balance	$10,904	$12,038	$9,625
Foreign currency translation adjustments, net of reclassification to earnings	2,525	336	2,628
Reclassification of unrealized losses on derivatives to earnings	177	200	186
Minimum pension liability adjustment	(987)	(1,670)	(401)

Ending balance	$12,619	$10,904	$12,038

Deferred compensation
Beginning balance	$5,402	$4,461	$4,377
Deferred compensation invested in the company’s common stock	165	984	120
Deferred compensation settled with the company’s common stock	(43)	(43)	(36)

Ending balance	$5,524	$5,402	$4,461

Retained earnings
Beginning balance	$425,568	$381,458	$360,908
Net earnings	69,900	55,971	31,382
Cash dividends — $0.40 per common share in 2006, $0.35 per common share in 2005, and $0.32 per common share in 2004	(13,742)	(11,861)	(10,832)

Ending balance	$481,726	$425,568	$381,458

Treasury stock
Beginning balance	$29,963	$23,619	$24,069
Purchases of treasury stock	22,820	7,292	1,547
Sales of treasury stock	(5,061)	(4,780)	(1,997)
Deferred compensation transfer	—	(190)	—
Treasury stock cost adjustment	—	4,022	—

Ending balance	$47,722	$29,963	$23,619

Consolidated Statements of Shareholders’ Equity — (Continued)	WOODWARD

	Year Ended September 30,
	2006	2005	2004
	(In thousands except per share amounts)

Treasury stock held for deferred compensation
Beginning balance	$5,402	$4,461	$4,377
Deferred compensation transfer	—	847	—
Share distributions	(43)	(43)	(36)
Automatic dividend reinvestment	165	137	120

Ending balance	$5,524	$5,402	$4,461

Total shareholders’ equity
Beginning balance	$432,469	$385,861	$360,804

Effect of changes among components of shareholders’ equity:
Additional paid-in capital	6,106	9,976	1,644
Accumulated other comprehensive earnings	1,715	(1,134)	2,413
Deferred compensation	122	941	84
Retained earnings	56,158	44,110	20,550
Treasury stock	(17,759)	(6,344)	450
Treasury stock held for deferred compensation	(122)	(941)	(84)

Total effect of changes among components of shareholders’ equity	46,220	46,608	25,057

Ending balance	$478,689	$432,469	$385,861

Total comprehensive earnings
Net earnings	$69,900	$55,971	$31,382

Other comprehensive earnings:
Foreign currency translation adjustments, net of reclassification to earnings	2,525	336	2,628
Reclassification of unrealized losses on derivatives to earnings	177	200	186
Minimum pension liability adjustment	(987)	(1,670)	(401)

Total other comprehensive earnings	1,715	(1,134)	2,413

Total comprehensive earnings	$71,615	$54,837	$33,795

Common stock, number of shares
Beginning and ending balance	36,480	36,480	36,480

Treasury stock, number of shares
Beginning balance	2,154	2,532	2,703
Purchases of treasury stock	720	273	72
Sales of treasury stock	(448)	(615)	(243)
Deferred compensation transfer	—	(36)	—

Ending balance	2,426	2,154	2,532

Treasury stock held for deferred compensation, number of shares Beginning balance	414	375	372
Deferred compensation transfer	—	36	—
Share distributions	(4)	(3)	(3)
Automatic dividend reinvestment	5	6	6

Ending balance	415	414	375

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

Stock-split:  A three-for-one stock split was approved by shareholders at the 2005 annual meeting of shareholders on January 25, 2006. The stock split became effective for shareholders at the close of business on February 1, 2006. The number of shares and per share amounts reported in these consolidated financial statements have been updated from amounts reported prior to February 1, 2006, to reflect the effects of the split. In addition, in accordance with stock option plan provisions, the terms of all outstanding stock option awards were proportionally adjusted.

Use of estimates:  Financial statements prepared in conformity with accounting principles generally accepted in the United States require the use of estimates and assumptions that affect amounts reported. Actual results could differ materially from our estimates.

Foreign currency translation:  The assets and liabilities of substantially all subsidiaries outside the United States are translated at year-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings as a separate component of shareholders’ equity and are presented net of tax effects in the consolidated statements of shareholders’ equity. The effects of changes in exchange rates on loans between consolidated subsidiaries that are not expected to be repaid in the foreseeable future are also accumulated with other comprehensive earnings.

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

Stock-based compensation:  On October 1, 2005, we began to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Prior to October 1, 2005, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant. Upon adoption of the new accounting method, we used the modified prospective transition method, under which financial statements for periods prior to the date of adoption were not adjusted for the change in accounting.

As a result of adopting the new standard, earnings before income taxes for 2006 decreased by $2,942 , and net earnings decreased by $1,824 , or $0.05 per basic share and $0.05 per diluted share. These results reflect stock compensation expense of $2,942 and tax benefits of $1,118.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Adoption of the new standard also affected our consolidated statements of cash flows. The change is related to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in financial statements. Cash flow from operating activities was reduced by $3,305 and cash flow from financing activities was increased by $3,305 in 2006 from amounts that would have been reported if we had not adopted the new accounting standard.

Concurrent with our adoption of the new statement, we began to use the non-substantive vesting period approach for attributing stock compensation to individual periods. The nominal vesting period approach was used in determining the stock compensation expense for the pro forma 2005 and 2004 net earnings in a table that follows. The change in the attribution method will not affect the ultimate amount of stock compensation expense recognized, but it has accelerated the recognition of such expense for non-substantive vesting conditions, such as retirement eligibility provisions. Under both approaches, we elected to recognize stock compensation on a straight-line basis for options with graded vesting schedules. As a result of the change in attribution method, earnings before income taxes for 2006 were reduced by approximately $260, and net earnings were reduced by $161, which had no effect on basic and diluted earnings per share.

The following table presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation in 2005 and 2004:

Year Ended September 30,	2005	2004

Reported net earnings	$55,971	$31,382
Stock-based compensation expense using the fair value method, net of income tax	(1,502)	(1,400)

Pro forma net earnings	$54,469	$29,982

Reported net earnings per share amounts:
Basic	$1.64	$0.93
Diluted	1.59	0.90

Pro forma net earnings per share amounts:
Basic	$1.59	$0.89
Diluted	1.55	0.86

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

Property, plant, and equipment:  Property, plant, and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets, ranging from 5 to 45 years for buildings and improvements and 3 to 15 years for machinery and equipment. Assets placed in service after September 30, 1998, are depreciated using the straight-line method and assets placed in service as of and prior to September 30, 1998, are depreciated principally using accelerated methods. Assets are tested for recoverability whenever events or circumstances indicate the carrying value may not be recoverable.

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

New accounting standards:  In June 2006, the Financial Accounting Standards Board issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and will be effective for our year ending September 30, 2008, although earlier application is permitted. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the effects this Interpretation will have on our financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Among its provisions, this Statement will require us to recognize the overfunded or underfunded status of our retirement pension benefits and retirement healthcare benefits as an asset or liability in our consolidated balance sheet. When initially adopted, any required adjustments will be recognized as an adjustment of the ending balance of accumulated other comprehensive income, net of income tax. Thereafter, changes in funded status will be accounted through comprehensive earnings, net of income taxes. These provisions become effective for us on September 30, 2007. If we had adopted the provisions at September 30, 2006, we would have increased total assets by approximately $3,200, increased total liabilities by $8,400, and decreased total equity by $5,200. The effect of adoption would not have affected our compliance with covenants under existing debt agreements.

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

Note 3.	Income taxes:

Income taxes consisted of the following:

Year Ended September 30,	2006	2005	2004

Current:
Federal	$21,117	$18,149	$12,400
State	3,223	2,995	2,481
Foreign	3,994	(675)	6,148
Deferred	(13,737)	2,668	(3,119)

	$14,597	$23,137	$17,910

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Earnings before income taxes by geographical area consisted of the following:

Year Ended September 30,	2006	2005	2004

United States	$70,037	$81,244	$39,054
Other countries	14,460	(2,136)	10,238

	$84,497	$79,108	$49,292

Deferred income taxes presented in the consolidated balance sheets are related to the following:

At September 30,	2006	2005

Deferred tax assets:
Retirement healthcare and early retirement benefits	$18,691	$18,434
Foreign net operating loss carryforwards	16,245	18,694
Inventory	9,363	10,006
Other	30,779	24,022
Valuation allowance	(2,566)	(17,769)

Total deferred tax assets, net of valuation allowance	72,512	53,387

Deferred tax liabilities:
Intangibles — net	(26,294)	(22,781)
Other	(12,253)	(9,596)

Total deferred tax liabilities	(38,547)	(32,377)

Net deferred tax assets	$33,965	$21,010

The foreign net operating loss carryforwards includes $888 that expires in 2012 and $15,357 that may be carried forward indefinitely.

At September 30, 2006, we have not provided for taxes on undistributed foreign earnings of $18,270 that we consider permanently reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to the company, or if we sell our stock in the subsidiaries. However, we believe that foreign tax credits would largely offset any income tax that might otherwise be due.

The changes in the valuation allowance were as follows:

Year Ended September 30,	2006	2005	2004

Beginning balance	$(17,769)	$(18,629)	$(16,528)
Change in valuation allowance that existed at the beginning of the year	13,710	—	—
Foreign net operating loss carryforward	1,493	860	(2,101)

Ending balance	$(2,566)	$(17,769)	$(18,629)

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment. In 2006, additional objective evidence became available regarding earnings in tax jurisdictions that had unexpired net operating loss carryforwards that affected our judgment about the valuation allowance that existed at the beginning of the year.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Foreign net operating loss carryforward amounts in the preceding table included the translation effects of changes in foreign currency exchange rates.

The reasons for the differences between our effective income tax rate and the United States statutory federal income tax rate were as follows:

Percent of Pretax Earnings,
Year Ended September 30,	2006	2005	2004

Statutory rate	35.0	35.0	35.0
Adjustments of the beginning-of-year balance of valuation allowances for deferred tax assets	(16.2)	—	—
State income taxes, net of federal tax benefit	2.4	2.5	3.6
Foreign loss effect	0.3	0.1	2.1
Foreign tax rate differences	1.1	(0.7)	—
Foreign sales benefits	(2.3)	(3.3)	(3.4)
ESOP dividends on allocated shares	(0.7)	(0.8)	(1.1)
Research credit	(0.9)	(1.7)	—
Change in estimate of taxes for previous periods	(1.3)	(2.5)	—
Other items, net	(0.1)	0.6	0.1

Effective rate	17.3	29.2	36.3

The changes in estimate of taxes for previous periods are primarily related to the favorable resolution of certain tax matters for 2006, and to increases in the amount of certain credits claimed and changes in the amount of certain deductions taken as compared to prior estimates for 2005.

Note 4.	Earnings per share:

Year Ended September 30,	2006	2005	2004

Net earnings(A)	$69,900	$55,971	$31,382

Determination of shares, in thousands:
Weighted-average shares of common stock outstanding(B)	34,351	34,200	33,858
Assumed exercise of stock options	840	927	837

Weighted-average shares of common stock outstanding assuming dilution(C)	35,191	35,127	34,695

Net earnings per share:
Basic(A/B)	$2.03	$1.64	$0.93
Diluted(A/C)	1.99	1.59	0.90

The weighted-average shares of common stock outstanding included the weighted-average shares held for deferred compensation obligations of 413,985 for 2006, 391,395 for 2005, and 374,895 for 2004.

The following outstanding stock options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

Year Ended September 30,	2006	2005	2004

Options	357,649	4,809	34,944
Weighted-average exercise price	$27.18	$28.27	$23.46

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Note 5.	Inventories:

At September 30,	2006	2005

Raw materials	$5,495	$4,876
Component parts	91,644	97,429
Work in process	30,124	28,326
Finished goods	21,909	18,705

	$149,172	$149,336

Note 6.	Property, plant, and equipment:

At September 30,	2006	2005

Land	$9,800	$9,766
Buildings and improvements	158,276	153,567
Machinery and equipment	248,907	238,550
Construction in progress	11,181	4,905

	428,164	406,788
Less accumulated depreciation	303,988	292,001

Property, plant, and equipment — net	$124,176	$114,787

Depreciation expense totaled $22,064 in 2006, $24,451 in 2005, and $25,856 in 2004.

Note 7.	Goodwill:

Year Ended September 30,	2006	2005

Industrial Controls:
Beginning balance	$68,913	$69,420
Foreign currency exchange rate changes	1,049	(507)

Ending balance	$69,962	$68,913

Aircraft Engine Systems:
Beginning and ending balance	$62,122	$62,122

Consolidated:
Beginning balance	$131,035	$131,542
Foreign currency exchange rate changes	1,049	(507)

Ending balance	$132,084	$131,035

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Note 8.	Other intangibles — net:

At September 30,	2006	2005

Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$37,387
Accumulated amortization	(11,414)	(8,814)

	25,973	28,573

Other:
Amount acquired	31,072	31,207
Accumulated amortization	(12,739)	(10,194)

	18,333	21,013

Total	$44,306	$49,586

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(7,930)	(6,979)

	20,617	21,568

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(4,971)	(4,375)

	6,814	7,410

Total	$27,431	$28,978

Consolidated:
Customer relationships:
Amount acquired	$65,934	$65,934
Accumulated amortization	(19,344)	(15,793)

	46,590	50,141

Other:
Amount acquired	42,857	42,992
Accumulated amortization	(17,710)	(14,569)

	25,147	28,423

Total	$71,737	$78,564

Amortization expense associated with current intangibles is expected to be approximately $6,700 for 2007, $5,900 for 2008, $5,500 for 2009, $5,400 for 2010, and $5,300 for 2011.

Note 9.	Short-term borrowings:

Short-term borrowings reflect borrowings under certain bank lines of credit. The total amount available under these lines of credit, including outstanding borrowings, totaled $17,691 at September 30, 2006, and $25,695 at

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

September 30, 2005. Interest on borrowings under the lines of credit is based on various short-term rates. Several of the lines assess commitment fees. The lines are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the banks. The weighted-average interest rate for outstanding borrowings was 0.5% at September 30, 2006, 2.3% at September 30, 2005, and 2.8% at September 30, 2004. For all three years, and in particular 2006, the rates were lower than is typical in the United States because of borrowings in foreign countries.

Note 10.	Long-term debt:

At September 30,	2006	2005

Senior notes — 6.39%	$64,286	$75,000
Term note — 5.19%	7,809	11,135
Fair value hedge adjustment for unrecognized discontinued hedge gains	903	1,233

	72,998	87,368
Less current portion	14,619	14,426

	$58,379	$72,942

The senior notes, which are held by multiple institutions, and the term note, which is held by a bank in Germany, are uncollateralized. Required future principal payments of the senior notes and the term note at September 30, 2006, are $14,619 in 2007, $14,619 in 2008, $10,714 in 2009, $10,714 in 2010, $10,714 in 2011, and $10,715 thereafter.

We also have a $100,000 revolving line of credit facility that involves uncollateralized financing arrangements with a syndicate of U.S. banks. There is an option to increase the amount of the line to $175,000. This line of credit expires March 11, 2010. Interest rates on borrowings under the line vary with LIBOR, the money market rate, or the prime rate. At September 30, 2006, there are no borrowings against the line.

Previously, we discontinued certain interest rate swaps that were designated as fair value hedges of long-term debt. These actions resulted in gains that are recognized as a reduction of interest expense over the term of the associated hedged debt using the effective interest method. The unrecognized portion of the gain was presented as an adjustment to long-term debt in the preceding table.

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

Note 11.	Accrued liabilities:

At September 30,	2006	2005

Salaries and other member benefits	$28,673	$40,629
Warranties	5,832	5,692
Contingent legal matters	8,500	—
Taxes, other than on income	4,391	4,828
Other items	19,481	17,498

	$66,877	$68,647

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Salaries and other member benefits included accrued termination benefits totaling $4,935 at September 30, 2005, which were related to the Industrial Controls segment. Changes in accrued termination benefits were as follows:

Year Ended September 30,	2006	2005

Beginning balance	$4,935	$12,000
Expense:
Cost of goods sold	69	2,066
Selling, general, and administrative expenses	1	78
Payments and other settlements	(4,916)	(7,041)
Accrual adjustments	—	(2,204)
Foreign currency exchange rate changes	(89)	36

Ending balance	$—	$4,935

The termination benefits that were expensed and accrued during 2005 and 2006 were primarily related to the consolidation of two European manufacturing operations with existing operations. This action was taken to streamline the organization by eliminating redundant manufacturing operations and was completed in 2006. The total expense for this action was $15,920, which included $12,010 for termination benefits, $2,140 for contractual pension termination benefits, and other costs primarily associated with moving equipment and inventory to other locations totaling $1,770.

Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

Year Ended September 30,	2006	2005

Beginning balance	$5,692	$6,401
Accruals related to warranties issued during the period	6,107	5,761
Accruals related to pre-existing warranties	(1,372)	(1,543)
Settlements of amounts accrued	(4,647)	(4,876)
Foreign currency exchange rate changes	52	(51)

Ending balance	$5,832	$5,692

Note 12.	Other liabilities:

Year Ended September 30,	2006	2005

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$55,075	$57,680
Other items	16,115	13,868

	$71,190	$71,548

Note 13.	Retirement benefits:

We provide various benefits to eligible members of our company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, and retirement healthcare benefits. The amount of expense associated with defined contribution plans totaled $13,684 in 2006, $12,705 in 2005, and

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

$11,785 in 2004. The amount of contributions associated with multiemployer plans totaled $635 in 2006, $867 in 2005, and $903 in 2004. Information regarding our retirement pension benefits and retirement healthcare benefits, using a September 30 measurement date, is provided in the tables and paragraphs that follow.

	Retirement Pension Benefits				Retirement Healthcare
At or for the Year	United States		Other Countries		Benefits
Ended September 30,	2006	2005	2006	2005	2006	2005

Changes in benefit obligation:
Benefit obligation at beginning of year	$21,764	$18,855	$53,918	$48,967	$57,374	$82,725
Service cost	—	—	1,360	2,008	381	1,708
Interest cost	1,142	1,082	2,200	2,102	2,753	3,761
Contribution by plan participants	—	—	139	224	2,675	2,962
Net actuarial (gains)/losses	(318)	2,237	1,531	3,506	(6,082)	2,916
Foreign currency exchange rate changes	—	—	1,834	(1,340)	170	(82)
Benefits paid	(457)	(410)	(4,196)	(1,549)	(5,714)	(5,389)
Plan amendments	(3,415)	—	—	—	—	(11,249)
Curtailment gain	—	—	(54)	—	—	(19,978)
Contractual termination benefits	—	—	340	—	—	—

Benefit obligation at end of year	18,716	21,764	57,072	53,918	51,557	57,374

Changes in plan assets:
Fair value of plan assets at beginning of year	14,961	13,826	37,888	32,816	—	—
Actual return on plan assets	1,205	1,545	3,534	5,579	—	—
Foreign currency exchange rate changes	—	—	1,194	(981)	—	—
Contributions by the company	1,000	—	2,253	1,799	3,039	2,427
Contributions by plan participants	—	—	139	224	2,675	2,962
Benefits paid	(457)	(410)	(4,196)	(1,549)	(5,714)	(5,389)

Fair value of plan assets at end of year	16,709	14,961	40,812	37,888	—	—

Funded status	(2,007)	(6,803)	(16,260)	(16,030)	(51,557)	(57,374)
Unamortized prior service cost	(3,409)	6	(62)	(74)	(7,938)	(10,458)
Unrecognized net losses	5,078	5,674	10,392	10,354	10,381	17,633
Unamortized transition obligation	—	—	359	467	—	—
Intangible asset	—	—	—	(226)	—	—
Accumulated other comprehensive income	(1,669)	(2,626)	(4,777)	(2,235)	—	—

Net accrued benefit	$(2,007)	$(3,749)	$(10,348)	$(7,744)	$(49,114)	$(50,199)

Accumulated benefit obligation	$18,716	$18,710	$50,374	$45,632

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

	Retirement Pension Benefits						Retirement
	United States			Other Countries			Healthcare Benefits
Year Ended September 30,	2006	2005	2004	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$—	$—	$—	$1,360	$2,008	$1,694	$381	$1,708	$2,206
Interest cost	1,142	1,082	1,070	2,200	2,102	1,835	2,753	3,761	4,204
Expected return on plan assets	(1,180)	(1,090)	(942)	(1,998)	(2,069)	(1,641)	—	—	—
Amortization of unrecognized transition obligation	—	—	—	91	99	98	—	—	—
Recognized losses	251	148	170	402	553	533	1,198	1,550	1,343
Recognized prior service cost	1	1	1	(8)	(9)	(9)	(2,520)	(1,346)	(508)
Contractual termination benefits	—	—	—	340	—	1,800	—	—	—
Curtailment gain	—	—	—	—	—	—	—	(7,825)	—

Net periodic benefit cost	$214	$141	$299	$2,387	$2,684	$4,310	$1,812	$(2,152)	$7,245

Increase (decrease) in minimum pension liability adjustment included in other comprehensive earnings	$(950)	$1,113	$240	$2,542	$1,553	$390	$—	$—	$—

Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	5.60%	5.30%	5.80%	4.39%	4.08%	4.36%	5.56%	5.28%	5.79%
Rate of compensation increase	4.50%	4.50%	5.00%	3.44%	3.16%	3.02%	—	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended September 30:
Discount rate	5.30%	5.80%	6.00%	4.08%	4.36%	4.06%	5.28%	5.79%	6.00%
Rate of compensation increase	4.50%	5.00%	5.00%	3.16%	3.02%	2.91%	—	—	—
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	5.57%	6.04%	5.44%	—	—	—

An amendment was made to one of our retirement pension benefit plans in 2006 that modified the amount of pension benefits payable to participants retiring after January 1, 2007. Amendments were also made to one of our retirement healthcare benefit plans in 2005 that reduced the number of individuals who will qualify for retirement healthcare benefits in future periods. The effects of the amendments were presented in the preceding tables under the captions “plan amendments” and “curtailment gain.”

Contractual pension termination benefits were associated with workforce reductions of members covered by one of our retirement pension benefit plans. The workforce reductions were related to the consolidation of manufacturing operations that were initially accrued for in 2004. The expense was recognized in the Industrial Controls segment.

As part of our retirement healthcare benefits, we provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. As a result, we are entitled to a federal subsidy that was introduced by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effect of the subsidy reduced our accumulated postretirement benefit obligation by $7,934 at January 1, 2004, which was the date the Act became effective. It also reduced our net periodic postretirement benefit cost for 2004 by $843, which consisted of $189 for service cost, $356 for interest cost, and $298 for recognized actuarial gains. In 2006, we paid prescription drug benefits of $2,336. We did not receive a federal subsidy in 2006, but we currently expect to receive $517 in 2007.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Estimated benefit payments to be made over the next ten years, with retirement healthcare benefit payments presented net of estimated participant contributions are as follows:

	Retirement
	Pension Benefits		Retirement Healthcare
Year Ending September 30,	United States	Other Countries	Benefits

2007	$502	$2,222	$3,397
2008	535	1,912	3,579
2009	592	1,964	3,795
2010	647	2,119	3,968
2011	753	2,856	4,123
2012 - 2016	5,588	14,740	21,852

We expect contributions by the company for retirement pension benefits will be $0 in the United States and $2,997 in other countries in 2007. We also expect contributions by the company for retirement healthcare benefits will be $3,397 in 2007, less amounts received as federal subsidies.

For retirement healthcare benefits, we assumed net healthcare cost trend rates of 10.00% in 2007, decreasing gradually to 5.00% in 2012, and remaining at 5.00% thereafter. A 1.00% increase in assumed healthcare cost trend rates would have increased the total of the service and interest cost components by $364 and increased the benefit obligation at the end of the year by $5,554 in 2006. Likewise, a 1.00% decrease in the assumed rates would have decreased the total of service and interest cost components by $311 and decreased the benefit obligation by $4,763 in 2006.

Our investment policies and strategies for plan assets focus on maintaining diversified investment portfolios that provide for growth while minimizing risk to principal. The target allocation ranges for our plan assets in the United States are 40-60% for United States equity securities, 10-15% for foreign equity securities, and 35-45% for debt securities. The target allocation ranges for our plan assets in the United Kingdom, which represented about 75% of total foreign plan assets at September 30, 2006, are 47-57% for debt securities, 23-27% for United Kingdom equity securities, and 23-27% for non-United Kingdom equity securities. The remaining foreign plan assets are in Japan, and our investment manager uses asset allocations that are customary in that country. The expected long-term rates of return on plan assets were based on our current asset allocations and the historical long-term performance for each asset class, as adjusted for existing market conditions.

The actual percentage of the fair value of total plan assets were as follows:

	United States		Other Countries
At September 30,	2006	2005	2006	2005

Equity securities	60%	60%	48%	55%
Debt securities	40%	40%	40%	34%
Insurance contracts	—	—	10%	10%
Other	—	—	2%	1%

	100%	100%	100%	100%

Note 14.	Stock options:

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

The fair value of options granted during 2006, 2005, and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions by grant year:

Year Ended September 30,	2006	2005	2004

Expected term	7 years	7 years	7 years
Expected volatility:
Range used	37%	37% - 38%	37%
Weighted-average	37%	37.7%	37%
Expected dividend yield:
Range used	1.73%	1.65% - 1.73%	2.61%
Weighted-average	1.73%	1.70%	2.61%
Risk-free interest rate:
Range used	4.48% - 4.57%	3.98% - 4.18%	3.67% - 3.78%

Historical company information was the primary basis for selection of the expected term, expected volatility, and expected dividend yield assumptions. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

Changes in outstanding stock options were as follows:

		Weighted-Average Exercise
	Number	Price

Balance at September 30, 2003	3,014,286	$11.44
Options granted	507,000	15.65
Options exercised	(243,744)	11.67
Options forfeited	(15,750)	16.42
Options expired	(9,000)	18.58

Balance at September 30, 2004	3,252,792	12.04
Options granted	430,500	24.27
Options exercised	(614,361)	10.52
Options forfeited	(61,125)	17.33
Options expired	(8,937)	24.57

Balance at September 30, 2005	2,998,869	13.96
Options granted	367,400	27.03
Options exercised	(459,601)	10.33
Options forfeited	(2,250)	15.62

Balance at September 30, 2006	2,904,418	$16.18

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

At September 30, 2006, there was $4,706 of unrecognized compensation cost related to nonvested awards, which we expect to recognize over a weighted-average period of 1.4 years. Information about stock options that are vested, or are expected to vest, and that are exercisable at September 30, 2006, follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Life	Aggregate
		Exercise	in	Intrinsic
	Number	Price	Years	Value

Options vested or expected to vest	2,810,837	$15.94	5.2	$49,469
Options exercisable	1,964,017	13.06	3.8	40,232

The weighted-average grant date fair value of options granted was $10.45 for 2006, $9.40 for 2005, and $5.23 for 2004. Other information follows:

Year Ended September 30,	2006	2005	2004

Total fair value of shares vested	$2,668	$2,072	$1,862
Total intrinsic value of options exercised	9,056	9,115	2,131
Cash received from exercises of stock options	4,139	6,468	2,844
Tax benefit realized from exercise of stock options	3,406	3,435	291

Note 15.	Accumulated other comprehensive earnings:

Accumulated other comprehensive earnings, which totaled $12,619 at September 30, 2006, and $10,904 at September 30, 2005, consisted of the following items:

Year Ended September 30,	2006	2005

Accumulated foreign currency translation adjustments:
Beginning balance	$14,575	$14,239
Translation adjustments	4,073	(1,391)
Taxes associated with translation adjustments	(1,548)	1,727

Ending balance	$17,100	$14,575

Accumulated unrealized derivative losses:
Beginning balance	$(661)	$(861)
Reclassification to interest expense	285	321
Taxes associated with interest reclassification	(108)	(121)

Ending balance	$(484)	$(661)

Accumulated minimum pension liability adjustments:
Beginning balance	$(3,010)	$(1,340)
Minimum pension liability adjustment	(1,585)	(2,666)
Taxes associated with minimum pension liability adjustments	598	996

Ending balance	$(3,997)	$(3,010)

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Note 16.	Leases:

We have entered into operating leases for certain facilities and equipment with terms in excess of one year. Future minimum rental payments required under these leases are approximately $3,700 in 2007, $2,500 in 2008, $2,000 in 2009, $1,700 in 2010, $900 in 2011, and $2,000 thereafter. Rent expense for all operating leases totaled $4,610 in 2006, $4,557 in 2005, and $4,239 in 2004.

Note 17.	Contingencies:

We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including accruals totaling $8,500 that were made in 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate.

Among the legal proceedings referred to in the preceding paragraph, we were a defendant in a class action lawsuit filed in the U.S. District Court for Northern District of Illinois and received findings of the U.S. Equal Employment Opportunity Commission that alleged discrimination on the basis of race, national origin, and gender in our Winnebago County, Illinois, facilities. On October 5, 2006, a U.S. District Court Judge gave preliminary approval to a proposed $5,000 settlement of the class action and EEOC matters. Accruals for the amount of the settlement and related legal expenses are included in our consolidated balance sheet at September 30, 2006.

We file income tax returns in various jurisdictions worldwide, which are subject to audit. We have accrued for our estimate of the most likely amount of expense that we believe may result from income tax audit adjustments.

We do not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.

Note 18.	Financial instruments:

The estimated fair values of our financial instruments were as follows:

At September 30,	2006	2005

Cash and cash equivalents	$83,718	$84,597
Short-term borrowings	(517)	(8,419)
Long-term debt, including current portion	(74,617)	(89,433)

The fair values of cash and cash equivalents and short-term borrowings at variable interest rates were assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and short-term borrowings have short-term maturities and market interest rates. The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the company at the end of the year for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 5.38% at September 30, 2006, and 4.90% at September 30, 2005.

We hold cash and cash equivalents at financial institutions in excess of amounts covered by federal depository insurance.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Note 19.	Segment information:

Our operations are organized based on the market application of our products and related services and consist of two operating segments — Industrial Controls and Aircraft Engine Systems. Industrial Controls is focused on systems and components that provide energy control and optimization solutions for industrial markets, which includes power generation, transportation, and process industries. Aircraft Engine Systems is focused on systems and components that provide energy control and optimization solutions for the aerospace market.

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

Segment assets consist of accounts receivable, inventories, property, plant, and equipment — net, goodwill, and other intangibles — net. Summarized financial information for our segments follows:

At or for the Year Ended September 30,	2006	2005	2004

Industrial Controls:
External net sales	$540,975	$536,937	$439,801
Intersegment sales	1,849	1,118	849
Segment earnings	55,704	28,821	6,437
Segment assets	360,577	370,220	364,584
Depreciation and amortization	18,054	20,566	21,341
Capital expenditures	13,659	13,844	13,564

Aircraft Engine Systems:
External net sales	$313,540	$290,789	$270,004
Intersegment sales	4,871	4,385	2,193
Segment earnings	63,859	64,052	59,192
Segment assets	229,269	208,140	205,580
Depreciation and amortization	9,729	9,736	10,276
Capital expenditures	15,056	11,205	4,281

The differences between the total of segment amounts and the consolidated financial statements were as follows:

Year Ended September 30,	2006	2005	2004

Total segment net sales and intersegment sales	$861,235	$833,229	$712,847
Elimination of intersegment sales	(6,720)	(5,503)	(3,042)

Consolidated net sales	$854,515	$827,726	$709,805

Total segment earnings	$119,563	$92,873	$65,629
Nonsegment expenses	(32,727)	(17,935)	(12,100)
Curtailment gain	—	7,825	—
Interest expense and income, net	(2,339)	(3,655)	(4,237)

Consolidated earnings before income taxes	$84,497	$79,108	$49,292

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

At September 30,	2006	2005	2004

Total segment assets	$589,846	$578,360	$570,164
Unallocated corporate property, plant, and equipment — net	4,577	2,765	2,384
Other unallocated assets	141,074	124,341	81,746

Consolidated total assets	$735,497	$705,466	$654,294

Differences between total depreciation and amortization and capital expenditures of our segments and the corresponding consolidated amounts reported in the consolidated statements of cash flows are due to unallocated corporate amounts.

Two customers individually accounted for more than 10% of consolidated net sales in each of the years 2004 through 2006. Sales to the first customer were made by both of our segments and totaled approximately $186,000 in 2006, $189,000 in 2005, and $156,000 in 2004. Sales to the second customer were made by Industrial Controls and totaled approximately $98,000 in 2006, $105,000 in 2005, and $83,000 in 2004.

External net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

Year Ended September 30,	2006	2005	2004

United States	$449,617	$446,318	$413,901
Other countries	404,898	381,408	295,904

	$854,515	$827,726	$709,805

Property, plant, and equipment — net by geographical area, as determined by the physical location of the assets, were as follows:

At September 30,	2006	2005

United States	$93,340	$85,595
Other countries	30,836	29,192

	$124,176	$114,787

Note 20.	Subsequent event:

On October 31, 2006, we acquired 100 percent of the stock of SEG Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (SEG) and a related receivable from SEG that was held by one of the sellers. Headquartered in Kempen, Germany, SEG is focused on the design and manufacture of a wide range of protection and comprehensive control systems for power generation and distribution applications, power inverters for wind turbines, and complete electrical systems for gas and diesel engine based power stations. The cost of this acquisition has not yet been finalized, but is currently expected to be approximately $45 million, including the amount of outstanding borrowings assumed. The actual cost of the acquisition may be higher or lower than our current estimate based on the outcome of a purchase price adjustment procedure customary to purchase agreements and the final determination of the direct acquisition costs. SEG had sales of approximately $60 million in the year ended December 31, 2005.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

Note 21.	Unaudited quarterly financial information:

	2006 Fiscal Quarters
	First	Second	Third	Fourth

Net sales	$195,634	$208,917	$217,053	$232,911
Gross profit	53,695	56,890	62,964	68,703
Earnings before income taxes	19,119	17,177	21,579	26,622
Net earnings	12,427	11,466	28,918	17,089
Net earnings per share:
Basic	0.36	0.33	0.84	0.50
Diluted	0.35	0.32	0.82	0.49
Cash dividends per share	0.10	0.10	0.10	0.10
Common share price per share:
High	29.30	33.95	38.88	34.07
Low	25.10	28.34	27.53	27.45
Close	28.67	33.25	30.51	33.54

	2005 Fiscal Quarters
	First	Second	Third	Fourth

Net sales	$189,325	$210,619	$210,252	$217,530
Gross profit	46,052	53,099	51,385	53,510
Earnings before income taxes	19,040	20,290	25,488	14,290
Net earnings	11,995	12,979	19,746	11,251
Net earnings per share:
Basic	0.35	0.38	0.58	0.33
Diluted	0.34	0.37	0.56	0.32
Cash dividends per share	0.08	0.0833	0.0833	0.10
Common share price per share:
High	24.65	24.99	29.23	30.00
Low	19.50	22.01	20.08	25.26
Close	23.87	23.90	28.01	28.35

Notes:

1.	Gross profit represents net sales less cost of goods sold.

2.	Per share amounts have been updated from amounts reported prior to February 1, 2006, to reflect the effects of a three-for-one stock split.

3.	Net earnings included a deferred tax asset valuation allowance change that increased net earnings by $13,710 in the third quarter of 2006.

4.	Earnings before income taxes included a curtailment gain associated with an amendment to a retiree healthcare benefit plan of $7,825 in the third fiscal quarter of 2005.

5.	Accounting for stock-based compensation changed to the fair value method from the intrinsic value method beginning in the first quarter of 2006. The following presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year:

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(In thousands of dollars except per share amounts)

	2005 Fiscal Quarters
	First	Second	Third	Fourth

Reported net earnings	$11,995	$12,979	$19,746	$11,251
Stock-based compensation expense using the fair value method, net of income tax	(344)	(359)	(377)	(462)

Pro forma net earnings	$11,651	$12,620	$19,369	$10,789

Reported net earnings per share amounts:
Basic	$0.35	$0.38	$0.58	$0.33
Diluted	0.34	0.37	0.56	0.32

Pro forma net earnings per share amounts:
Basic	$0.34	$0.37	$0.57	$0.31
Diluted	0.33	0.36	0.55	0.31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Woodward Governor Company:

We have completed integrated audits of Woodward Governor Company’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Woodward Governor Company and its subsidiaries at September 30, 2006 and September 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company changed its method of accounting for share-based payments.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
November 29, 2006

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PricewaterhouseCoopers LLP was engaged as the principal registered public accounting firm to perform an integrated audit of our consolidated financial statements and internal control over financial reporting during our two most recent fiscal years, and no other accountant was engaged during this period on whom they expressed reliance in their report.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our principal executive officer (Thomas A. Gendron, president and chief executive officer) and principal financial officer (Robert F. Weber, Jr., chief financial officer and treasurer), as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the company. We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the company’s internal control over financial reporting was effective as of September 30, 2006, the end of the company’s most recent fiscal year.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, conducted an integrated audit of the company’s 2006 consolidated financial statements and of the company’s internal control over financial reporting as of September 30, 2006, as stated in their report included in “Item 8 — Financial Statements and Supplementary Data.”

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that was not reported on Form 8-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers:

Thomas A. Gendron, age 45 — president and chief executive officer since July 2005; president and chief operating officer September 2002 through June 2005; vice president and general manager of Industrial Controls June 2001 through September 2002; vice president of Industrial Controls April 2000 through May 2001; director of global marketing and Industrial Controls’ business development February 1999 through March 2000.

Robert F. Weber, Jr., age 52 — chief financial officer and treasurer since August 2005. Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including corporate vice president and general manager — EMEA Auto, corporate vice president and director — strategy, corporate vice president and finance director — IESS, and other financial roles from business controller up through a sector finance director. Mr. Weber also held the position in the corporate finance department at Motorola as the senior manager responsible for all financial reporting at the corporate level — annual report, SEC filings, internal reporting, and special filings. In addition, Mr. Weber served as the senior manager responsible for corporate internal audit at Motorola with global audit responsibility.

Carol J. Manning, age 57 — secretary since June 1991.

All executive officers were elected to their current positions to serve until the January 24, 2007, Board of Directors meeting, or until their successors have been elected. The Board of Directors elected the executive officers to their current positions on January 25, 2006.

We have adopted a code of ethics for senior financial officers and other finance members that applies to Thomas A. Gendron, our principal executive officer, and Robert F. Weber, Jr., our principal financial and accounting officer. This code of ethics, which is listed in Exhibit 14 in “Item 15 — Exhibits and Financial Statement Schedules,” is incorporated here by reference.

Other information regarding our directors and executive officers is under the captions “Board of Directors,” “Board Meetings and Committees — Audit Committee” (including information with respect to audit committee financial experts), “Share Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2006 annual meeting of shareholders to be held January 24, 2007, incorporated here by reference.

Item 11.  Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees — Director Compensation,” “Executive Compensation,” “Stock Options,” and “Long-Term Management Incentive Compensation Plan Awards” in our proxy statement for the 2006 annual meeting of shareholders to be held January 24, 2007, incorporated here by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Share Ownership of Management,” “Persons Owning More than Five Percent of Woodward Stock,” and “Stock Options — Equity Compensation Plan Information (as of September 30, 2006),” in our proxy statement for the 2006 annual meeting of shareholders to be held January 24, 2007, incorporated here by reference.

Item 13.   Certain Relationships and Related Transactions

There are no relationships, transactions, or other information to be reported under this item.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services is under the captions “Audit Committee Report to Shareholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm and Fees Paid by PricewaterhouseCoopers LLP” in our proxy statement for the 2006 annual meeting of shareholders to be held January 24, 2007, incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

(a)(2) Consolidated Financial Statement Schedules

Valuation and Qualifying Accounts	63

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a)(3) Exhibits Filed as Part of This Report

3 (i)	Restated Certificate of Incorporation filed as Exhibit 3(i) to Form 10-Q for the three months ended June 30, 2006, incorporated here by reference.
3 (ii)	Bylaws, filed as an exhibit.
4.1	Note Purchase Agreement dated October 15, 2001, filed as Exhibit 4 to Form 10-Q for the three months ended December 31, 2001, incorporated here by reference.
4.2	Credit Agreement dated March 11, 2005, filed as Exhibit 4 to Form 10-Q for the three months ended March 31, 2005, incorporated here by reference.
10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.

10.2	Annual Management Incentive Compensation Plan, filed as Exhibit 10(d) to Form 10-K for the year ended September 30, 2000, incorporated here by reference.
10.3	2002 Stock Option Plan, effective January 1, 2002 filed as Exhibit 10 (iii) to Form 10-Q for the three months ended March 31, 2002, incorporated here by reference.
10.4	Executive Benefit Plan (non-qualified deferred compensation plan), filed as Exhibit 10(e) to Form 10-K for the year ended September 30, 2002, incorporated here by reference.
10.5	Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Form 10-K for the year ended September 30, 2002, incorporated here by reference.
10.6	Form of Transitional Compensation Agreement with Thomas A. Gendron filed as Exhibit 10 to Form 10-Q for the three months ended December 31, 2002, incorporated here by reference.
10.7	Summary of non-employee director meeting fees and compensation, filed as Exhibit 99.1 to Form 8-K filed November 3, 2006, incorporated here by reference.
10.8	Material Definitive Agreement with Thomas A. Gendron, filed on Form 8-K filed August 1, 2005, incorporated here by reference.
10.9	Material Definitive Agreement with Robert F. Weber, Jr., filed on Form 8-K filed August 24, 2005, incorporated here by reference.
10.10	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 effective April 28, 2006, incorporated here by reference.
10.11	Form of Transitional Compensation Agreement with Robert F. Weber, Jr., dated August 22, 2005, filed as an exhibit.
11	Statement on computation of earnings per share, included in Note 4 of Notes to Consolidated Financial Statements.
14	Code of Ethics filed as Exhibit 14 to Form 10-K for the year ended September 30, 2003, incorporated here by reference.
21	Subsidiaries, filed as an exhibit.
23	Consent of Independent Registered Public Accounting Firm, filed as an exhibit.
31 (i)	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.
31 (ii)	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.
32 (i)	Section 1350 certifications, filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woodward Governor Company

/s/  Thomas A. Gendron
Thomas A. Gendron
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 30, 2006

/s/  Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: November 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Cohn John D. Cohn	Director	November 24, 2006

/s/ Paul Donovan Paul Donovan	Director	November 27, 2006

/s/ Thomas A. Gendron Thomas A. Gendron	Director	November 30, 2006

/s/ John A. Halbrook John A. Halbrook	Chairman of the Board and Director	November 24, 2006

/s/ Michael H. Joyce Michael H. Joyce	Director	November 24, 2006

/s/ Mary L. Petrovich Mary L. Petrovich	Director	November 24, 2006

/s/ Larry E. Rittenberg Larry E. Rittenberg	Director	November 24, 2006

/s/ James R. Rulseh James R. Rulseh	Director	November 22, 2006

/s/ Michael T. Yonker Michael T. Yonker	Director	November 24, 2006

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2006, 2005, and 2004
(in thousands of dollars)

	Column	Column C			Column
	B	Additions			E
	Balance	Charged			Balance
	at	to	Charged		at
Column	Beginning	Costs	to	Column	End
A	of	and	Other	D	of
Description	Year	Expenses	Accounts(a)	Deductions(b)	Year

Allowance for doubtful accounts
2006	$1,965	$249	$363	$(364)	$2,213

2005	$2,836	$(98)	$281	$(1,054)	$1,965

2004	$2,601	$462	$718	$945	$2,836

Notes:

(a)	Includes recoveries of accounts previously written off.

(b)	Represents accounts written off and foreign currency translation adjustments. Currency translation adjustments resulted in decreases in the reserve of $22 in 2005, and increases in the reserve of $43 in 2006 and $45 in 2004.