Form 10-Q
period 2006-12-31
WOODWARD GOVERNOR CO
filed 2007-01-31
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-8408
WOODWARD GOVERNOR COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1984010 (I.R.S. Employer Identification No.)
1000 East Drake Road, Fort Collins, Colorado 80525
(Address of principal executive offices)
(970) 482-5811
(Registrant’s telephone number, including area code)
5001 North Second Street, Rockford, Illinois 61125-7001
(Former address of principal executive offices)
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
     As of January 26, 2007, 34,253,289 shares of common stock with a par value of $.002917 cents per share were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings	WOODWARD

	(Unaudited)
	Three Months
	Ended December 31,
(In thousands except per share amounts)	2006	2005

Net Sales	$226,248	$195,634

Costs and expenses:
Cost of goods sold	157,744	141,939
Selling, general, and administrative expenses	26,380	21,057
Research and development costs	13,954	11,910
Amortization of intangible assets	1,726	1,755
Interest expense	1,192	1,297
Interest income	(623)	(643)
Other income	(980)	(1,028)
Other expense	203	228

Total costs and expenses	199,596	176,515

Earnings before income taxes	26,652	19,119
Income taxes	8,765	6,692

Net earnings	$17,887	$12,427

Net earnings per share:
Basic	$0.52	$0.36
Diluted	0.51	0.35

Weighted-average number of shares outstanding:
Basic	34,112	34,347
Diluted	35,039	35,172

Cash dividends per share	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	WOODWARD

	(Unaudited)
	At December	At September
(In thousands except per share amounts)	31, 2006	30, 2006

Assets
Current assets:
Cash and cash equivalents	$43,383	$83,718
Accounts receivable, less allowance for losses of $2,689 for December and $2,213 for September	119,925	117,254
Inventories	171,641	149,172
Income taxes receivable	—	1,787
Deferred income taxes	23,466	23,526
Other current assets	12,544	5,777

Total current assets	370,959	381,234

Property, plant, and equipment — net	140,556	124,176
Goodwill	157,037	132,084
Other intangibles — net	70,093	71,737
Deferred income taxes	16,215	16,687
Other assets	9,918	9,579

Total assets	$764,778	$735,497

Consolidated balance sheets continued on next page.

Consolidated Balance Sheets — Continued	WOODWARD

	(Unaudited)
	At December	At September
(In thousands except per share amounts)	31, 2006	30, 2006

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$7,465	$517
Current portion of long-term debt	15,637	14,619
Accounts payable	41,183	38,978
Accrued liabilities	71,160	66,877
Income taxes payable	2,976	—

Total current liabilities	138,421	120,991

Long-term debt, less current portion	49,075	58,379
Deferred income taxes	9,059	6,248
Other liabilities	70,254	71,190
Commitments and contingencies
Shareholders’ equity represented by:
Preferred stock, par value $.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $.002917 per share, authorized 100,000 shares, issued 36,480 shares	106	106
Additional paid-in capital	34,696	31,960
Accumulated other comprehensive earnings	15,740	12,619
Deferred compensation	5,558	5,524
Retained earnings	496,198	481,726

	552,298	531,935
Less: Treasury stock, at cost, 2,311 shares for December and 2,426 shares for September	48,771	47,722
Treasury stock held for deferred compensation, at cost, 416 shares for December and 415 shares for September	5,558	5,524

Total shareholders’ equity	497,969	478,689

Total liabilities and shareholders’ equity	$764,778	$735,497

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	WOODWARD

	(Unaudited)
	Three Months
	Ended December 31,
(In thousands)	2006	2005

Cash flows from operating activities:
Net earnings	$17,887	$12,427

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,249	7,230
Settlement gain	(880)	—
Contractual pension termination benefits	850	—
Net gain on sale of property, plant, and equipment	(10)	(70)
Stock compensation expense	1,061	878
Excess tax benefits from stock compensation	(1,926)	(1,170)
Deferred income taxes	2,061	193
Reclassification of unrealized losses on derivatives to earnings	62	72
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	8,660	7,432
Inventories	(10,799)	(2,509)
Accounts payable and accrued liabilities	(12,070)	(30,552)
Income taxes receivable/payable	6,561	5,973
Other – net	(5,952)	(352)

Total adjustments	(4,133)	(12,875)

Net cash provided by (used in) operating activities	13,754	(448)

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(5,423)	(5,082)
Proceeds from sale of property, plant, and equipment	105	333
Business acquisitions, net of cash acquired	(34,564)	—

Net cash used in investing activities	(39,882)	(4,749)

Cash flows from financing activities:
Cash dividends paid	(3,415)	(3,432)
Proceeds from sales of treasury stock	559	782
Purchases of treasury stock	(1,859)	(1,835)
Excess tax benefits from stock compensation	1,926	1,170
Net proceeds (payments) from borrowings under revolving lines	(614)	7,071
Payments of long-term debt	(11,693)	(11,636)

Net cash used in financing activities	(15,096)	(7,880)

Effect of exchange rate changes on cash	889	31

Net change in cash and cash equivalents	(40,335)	(13,046)
Cash and cash equivalents, beginning of year	83,718	84,597

Cash and cash equivalents, end of period	$43,383	$71,551

Supplemental cash flow information:
Interest expense paid	$2,351	$2,598
Income taxes paid	727	733
Noncash investing activities:
Liabilities assumed in business acquisitions	27,844	—

See accompanying Notes to Consolidated Financial Statements

WOODWARD
Notes to Consolidated Financial Statements
(1) Overview:
The consolidated balance sheet as of December 31, 2006, the consolidated statements of earnings for the three-month periods ended December 31, 2006 and 2005, and the consolidated statements of cash flows for the three-month periods ended December 31, 2006 and 2005, were prepared by the company without audit. The September 30, 2006, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, the figures reflect all adjustments necessary to present fairly the company’s financial position as of December 31, 2006, the results of its operations for the three-month periods ended December 31, 2006 and 2005, and its cash flows for the three-month periods ended December 31, 2006 and 2005. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the company’s 2006 annual report on Form 10-K and should be read with the notes to consolidated financial statements in the annual report. The consolidated statement of earnings for the three-month period ended December 31, 2006, is not necessarily indicative of the results to be expected for other interim periods or for the full year.
(2) Earnings per share:

(In thousands except per	Three months ended December 31,
share amounts)	2006	2005

Net earnings(A)	$17,887	$12,427

Determination of shares:
Weighted-average shares of common stock outstanding excluding shares held for deferred compensation obligations	33,697	33,933
Weighted-average shares of common stock outstanding held for deferred compensation obligations	415	414

Total weighted-average shares of common stock outstanding (B)	34,112	34,347
Assumed exercise of stock options	927	825

Weighted-average shares of common stock outstanding assuming dilution (C)	35,039	35,172

Net earnings:
Basic per share amount (A/B)	$0.52	$0.36
Diluted per share amount (A/C)	0.51	0.35

We excluded stock options for 189,566 shares for the three months ended December 31, 2006, and 541,311 shares for the three months ended December 31, 2005, from the calculation of diluted net earnings per share because their inclusion would have been anti-dilutive.

WOODWARD
Notes to Consolidated Financial Statements
(3) Business acquisition:
On October 31, 2006, we acquired 100 percent of the stock of SEG Schaltanlagen-Elektronick-Geräte GmbH & Co. KG (SEG) and a related receivable from SEG that was held by one of the sellers. The acquisition provides us with technologies and products that complement our power generation system solutions. Headquartered in Kempen, Germany, SEG is focused on the design and manufacture of a wide range of protection and comprehensive control systems for power generation and distribution applications, power inverters for wind turbines, and complete electrical systems for gas and diesel engine based power stations.
The cost for the acquisition of SEG totaled $44,882,000, consisting of $34,564,000 of cash and $10,318,000 of assumed debt obligations. Of this amount, $23,203,000 was recognized as goodwill. However, the cost of the acquisition and the related allocation of the acquisition cost are subject to change. The cost of the acquisition may increase or decrease based on the final determination of the direct acquisition costs. Also, we are in the process of finalizing valuations of property, plant, and equipment, other intangibles, and estimates of liabilities associated with the acquisition. We currently expect to finalize the cost of the acquisition and the related allocation of the acquisition cost before the end of June 2007.
The results of SEG’s operations are included in our consolidated statements of earnings from the beginning of November 2006. If we had completed the acquisition on October 1, 2005, our net sales and net earnings for the three months ended December 31, 2006 and 2005 would not have been materially different from amounts reported in the statements of consolidated earnings.
(4) Income taxes:
Income taxes for the three months ended December 31, 2006, includes an expense reduction of $1,177,000 related to the retroactive extension of the U.S. research and experimentation tax credit. This expense reduction relates to the estimated amount of the credit applicable to the period January 1, 2006 through September 30, 2006.

WOODWARD
Notes to Consolidated Financial Statements
(5) Inventories:

	At December	At September
(In thousands)	31, 2006	30, 2006

Raw materials	$8,722	$5,495
Component parts	96,732	91,644
Work in process	40,607	30,124
Finished goods	25,580	21,909

	$171,641	$149,172

(6) Property, plant, and equipment:

	At December	At September
(In thousands)	31, 2006	30, 2006

Land	$10,572	$9,800
Buildings and equipment	173,299	158,276
Machinery and equipment	260,976	248,907
Construction in progress	5,332	11,181

	450,179	428,164
Less accumulated depreciation	309,623	303,988

Property, plant, and equipment — net	$140,556	$124,176

Depreciation expense totaled $6,523,000 for the three months ended December 31, 2006, and $5,475,000 for the three months ended December 31, 2005.
(7) Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2006	$69,962
Goodwill acquired	23,203
Foreign currency exchange rate changes	1,750

Balance at December 31, 2006	$94,915

Aircraft Engine Systems:
Balance at September 30, 2006 and December 31, 2006	$62,122

Consolidated:
Balance at September 30, 2006	$132,084
Goodwill acquired	23,203
Foreign currency exchange rate changes	1,750

Balance at December 31, 2006	$157,037

WOODWARD
Notes to Consolidated Financial Statements
(8) Other intangibles — net:

	At December	At September
(In thousands)	31, 2006	30, 2006

Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$37,387
Accumulated amortization	(12,063)	(11,414)

	25,324	25,973

Other:
Amount acquired	31,361	31,072
Accumulated amortization	(13,635)	(12,739)

	17,726	18,333

Total	$43,050	$44,306

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(8,168)	(7,930)

	20,379	20,617

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(5,121)	(4,971)

	6,664	6,814

Total	$27,043	$27,431

Consolidated:
Customer relationships:
Amount acquired	$65,934	$65,934
Accumulated amortization	(20,231)	(19,344)

	45,703	46,590

Other:
Amount acquired	43,146	42,857
Accumulated amortization	(18,756)	(17,710)

	24,390	25,147

Total	$70,093	$71,737

Amortization expense associated with current intangibles is expected to be approximately $6,700,000 for 2007, $5,900,000 for 2008, $5,500,000 for 2009, $5,400,000 for 2010, and $5,300,000 for 2011.

WOODWARD
Notes to Consolidated Financial Statements
(9) Accrued liabilities:

	At December	At September
(In thousands)	31, 2006	30, 2006

Salaries and other member benefits	$25,673	$28,673
Warranties	6,187	5,832
Contingent legal matters	8,500	8,500
Taxes, other than on income	1,964	4,391
Other items — net	28,836	19,481

	$71,160	$66,877

Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

(In thousands)

Balance at September 30, 2006	$5,832
Accruals related to warranties issued during the period	1,169
Adjustment of accruals related to pre-existing warranties	(104)
Accruals related to business acquisition	150
Settlements of amounts accrued	(917)
Foreign currency exchange rate changes	57

Balance at December 31, 2006	$6,187

(10) Other liabilities:

	At December	At September
(In thousands)	31, 2006	30, 2006

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$54,458	$55,075
Other items — net	15,796	16,115

	$70,254	$71,190

WOODWARD
Notes to Consolidated Financial Statements
(11) Retirement benefits:
We provide various benefits to eligible members of our company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three months ended
	December 31,
(In thousands)	2006	2005

Retirement pension benefits – United States:
Components of net periodic benefit cost:
Interest cost	$259	$285
Expected return on plan assets	(329)	(265)
Recognized losses	61	63
Recognized prior service costs	(65)	—
Net periodic benefit cost	$(74)	$83

Contributions by the company	$—	$—

Retirement pension benefits – other countries:
Components of net periodic benefit cost:
Service cost	$320	$311
Interest cost	628	534
Expected return on plan assets	(589)	(490)
Amortization of unrecognized transition obligation	23	23
Recognized losses	93	98
Recognized prior service costs	(2)	(2)
Contractual termination benefits	850	—

Net periodic benefit cost	$1,323	$474

Contributions by the company	$584	$407

Retirement healthcare benefits:
Components of net periodic benefit cost Service cost	$74	$95
Interest cost	619	702
Recognized losses	65	299
Recognized prior service costs	(630)	(630)
Settlement gains	(880)	—

Net periodic benefit cost	$(752)	$466

Contributions by the company	$459	$444

Both the contractual termination benefits cost and the settlement gains reflected in the table above were recognized in the Industrial Controls segment. The contractual termination benefits reflect an increase in our pension obligations for certain participants as a result of workforce management actions. The settlement gains reflect settlements with certain participants that relieved us of obligations for future retirement healthcare payments.
We are entitled to a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We received $433,000 for the three months ended December 31, 2006,

WOODWARD
Notes to Consolidated Financial Statements
and we currently expect to receive an additional $446,000 during the year ending September 30, 2007. In the three months ended December 31, 2006, we paid $678,000 for prescription drug benefits and expect to pay additional prescription drug benefits of approximately $1,570,000 for the year ending September 30, 2007.
(12) Accumulated other comprehensive earnings:
Accumulated other comprehensive earnings, which totaled $15,740,000 at December 31, 2006, consisted of the following items:

Three months
ended December
(In thousands)	31, 2006

Accumulated foreign currency translation adjustments:
Balance at beginning of year	$17,100
Translation adjustments	4,814
Taxes associated with translation adjustments	(1,829)

Balance at end of period	$20,085

Accumulated unrealized derivative losses:
Balance at beginning of year	$(484)
Reclassification to interest expense	62
Taxes associated with interest reclassification	(24)

Balance at end of period	$(446)

Accumulated minimum pension liability adjustments:
Beginning balance	$(3,997)
Minimum pension liability adjustment	158
Taxes associated with minimum pension liability adjustment	(60)

Balance at end of period	$(3,899)

WOODWARD
Notes to Consolidated Financial Statements
(13) Total comprehensive earnings:

	Three months ended December 31,
(In thousands)	2006	2005

Net earnings	$17,887	$12,427
Other comprehensive earnings:
Foreign currency translation adjustments	2,985	(838)
Reclassification of unrealized losses on derivatives to earnings	38	44
Minimum pension liability adjustment	98	—

Total comprehensive earnings	$21,008	$11,633

(14) Contingencies:
We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrue for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including $8,500,000 accrued for a specific matter in 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000,000 in the aggregate.
Among the legal proceedings referred to in the preceding paragraph, we were a defendant in a class action lawsuit filed in the U.S. District Court for Northern District of Illinois and received findings of the U.S. Equal Employment Opportunity Commission that alleged discrimination on the basis of race, national origin, and gender in our Winnebago County, Illinois, facilities. On October 5, 2006, a U.S. District Court Judge gave preliminary approval to a proposed $5,000,000 settlement of the class action and EEOC matters. Accruals for the amount of the settlement and related legal expenses are included in our consolidated balance sheet at December 31, 2006. Also, cash balances that were restricted for settlements have been reported as other current assets at December 31, 2006.
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

WOODWARD
Notes to Consolidated Financial Statements
required to pay termination benefits to certain executive officers.
(15) Segment information:

	Three months ended December 31,
(In thousands)	2006	2005

Industrial Controls:
External net sales	$148,826	$124,459
Intersegment sales	518	364
Segment earnings	19,053	11,545

Aircraft Engine Systems:
External net sales	$77,422	$71,175
Intersegment sales	998	1,055
Segment earnings	17,091	14,812

The difference between total segment earnings and the consolidated earnings before income taxes follows:

	Three months ended December 31,
(In thousands)	2006	2005

Total segment earnings	$36,144	$26,357
Nonsegment expenses	(8,923)	(6,584)
Interest expense and income — net	(569)	(654)

Consolidated earnings before income taxes	$26,652	$19,119

Segment assets were as follows:

(In thousands)	At December 31, 2006	At September 30, 2006

Industrial Controls	$427,097	$360,577
Aircraft Engine Systems	227,480	229,269

Industrial Controls segment assets at December 31, 2006 included assets acquired as part of the business acquisition completed in October 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Industrial Controls’ segment earnings increased to 12.8% of sales from 9.3% of sales a year ago on a sales increase of 20%. Approximately half of the sales increase was related to the inclusion of sales from SEG, a business acquired at the end of October 2006. The earnings improvement reflected the effects of the higher sales volume, leverage of fixed costs and expenses over the higher sales, and reductions in certain expenses due to actions taken over the last two years, including the consolidation of our European facilities.
Aircraft Engine Systems’ first quarter earnings increased 15% on a sales increase of 9% from the first quarter a year ago. Its earnings continued to exceed 20% of sales.
Our first quarter results this year also included the effect of the retroactive extension of the U.S. research and experimentation tax credit, which improved net earnings by $1.2 million, or $0.03 per diluted share.

At December 31, 2006, our total assets were $764 million, including $43 million in cash, and our total debt was $72 million. We are well positioned to fund expanded research and development and to explore other investment opportunities consistent with our focused strategies.
In the sections that follow, we are providing information to help you better understand our critical accounting policies and market risks, our results of operations and financial condition, and the effects of recent accounting pronouncements. However, you should be aware that this discussion contains statements intended to be considered forward-looking statements and therefore entitled to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Information about forward-looking statements, including important factors that could affect our business, results of operations and/or financial condition, are referred to in “Part II — Item 1A — Risk Factors.”
Critical Accounting Policies
We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of our critical accounting policies with the audit committee of the company’s Board of Directors. In each of the areas that were identified as critical accounting policies, our judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in our assets and liabilities, increases or decreases in our expenses, and additional losses or gains that are material to our financial condition and results of operations. Our critical accounting policies are discussed more fully in the management discussion and analysis in our annual report on Form 10-K for the year ended September 30, 2006.
Market Risks
Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the management discussion and analysis in our annual report on Form 10-K for the year ended September 30, 2006.
Results of Operations
Sales

	Three months
	ended
	December 31,
(In thousands)	2006	2005

External net sales:
Industrial Controls	$148,826	$124,459
Aircraft Engine Systems	77,422	71,175

Consolidated net sales	$226,248	$195,634

Industrial Controls’ external net sales increased in the three months ended December 31, 2006, over the same period a year ago. This year’s sales include the external net sales of an acquired business beginning from its acquisition date of October 31, 2006, of $13.8 million. The remaining increase primarily reflects higher sales of large turbine and diesel fuel systems products due to increased demand in the power generation and marine markets.
Aircraft Engine Systems’ external net sales increased in the three months ended December 31, 2006, over the same period a year ago. The increase was related to higher production levels of aircraft engines by our customers to support the requirements of Boeing, Airbus, and other airframe manufacturers. In addition, aircraft usage has increased, as driven by higher revenue passenger miles by commercial airlines and cargo growth, which has positively affected our aftermarket sales.
Costs and Expenses

	Three months
	ended December 31,
(In thousands)	2006	2005

Cost of goods sold	$157,744	$141,939
Sales, general, and administrative expenses	26,380	21,057
Research and development costs	13,954	11,910
All other expense items	3,121	3,280
Interest and other income	(1,603)	(1,671)

Consolidated costs and expenses	$199,596	$176,515

Cost of goods sold increased in the three months ended December 31, 2006, compared to the same period last year, primarily as a result of the following (in millions):

• Increase in sales volume	$22
• Lower overhead costs as percent of sales	(4)
• Other factors, net	(2)
The effect of the increased sales volume on cost of goods sold was measured as if these costs increased in direct proportion to the sales volume increase.
The overhead costs improvement reflected the favorable operating leverage of fixed overhead against higher sales volumes in both segments. In addition, there were reductions in certain fixed costs, primarily in Industrial Controls. Industrial Controls benefited from the effects of a European consolidation that we completed in March 2006.
Gross margins (as measured by external net sales less external cost of goods sold) increased from 27.4% of sales in the first quarter of 2006 to 30.3% of sales in the first quarter of 2007.
Sales, general, and administrative expenses increased in the three months ended December 31, 2006, as compared to the same period last year. The increase is primarily due to inclusion of the operating results of a business acquired on October 31, 2006, for November and December, and higher professional fees and costs associated with business development activities.
Research and development costs increased in three months ended December 31, 2006, as compared to the same period last year reflecting higher levels of development activity.
In Industrial Controls, we are working closely with our customers early in their own development and design stages, helping them by developing components and integrated systems that allow them to meet emissions requirements, increase fuel efficiency, and lower their costs. We also continue to develop products for the turbine auxiliary market. Turbine auxiliary applications offer multiple opportunities to leverage our existing hydraulic and electric actuation and valve technologies for off-engine applications.
Aircraft Engine Systems is developing new aircraft gas turbine programs for both commercial and military aircraft. Most significantly we are developing components and an integrated fuel system for the new GEnx turbofan engine for the Boeing 787, Airbus A350, and Boeing 747-8, and components for the GE Rolls-Royce F136 and Pratt & Whitney F135 engines that are the two propulsion choices to power Lockheed’s Joint Strike Fighter aircraft, and components for the T700-GE-701D engine that will be used to upgrade the Sikorsky Black Hawk and Boeing Apache helicopters, among others.
Earnings

	Three months ended December 31,
(In thousands)	2006	2005

Segment earnings:
Industrial Controls	$19,053	$11,545
Aircraft Engine Systems	17,091	14,812

Total segment earnings	36,144	26,357
Nonsegment expenses	(8,923)	(6,584)
Interest expense and income	(569)	(654)

Consolidated earnings before income taxes	26,652	19,119
Income taxes	8,765	6,692

Consolidated net earnings	$17,887	$12,427

Industrial Controls’ segment earnings increased in the three months ended December 31, 2006, as compared to the same period last year attributable to the following (in millions):

• Increase in sales volume	$6
• Improved gross margins as percent of sales	6
• Operating expenses of acquired business	(3)
• Other factors, net	(1)
The effect of the increase in sales volume on Industrial Controls’ segment earnings was measured as if gross margins had increased in direct proportion to the sales volume increase without other changes.
Industrial Controls had a higher gross margin as a percent of sales in the first three months this year as compared to a year ago, which reflected the favorable operating leverage of fixed overhead against higher sales volumes. In addition, there were reductions in certain fixed costs, most significantly resulting from the effects of a European consolidation that we completed in March 2006.
Industrial Controls’ segment earnings include the results of a business we acquired on October 31, 2006 for November and December this year. The operating expenses of the acquired business reflected above are for selling, general, and administrative expenses and research and development costs.
On October 31, 2006, we acquired 100 percent of the stock of SEG Schaltanlagen-Elektronick-Geräte GmbH & Co. KG (SEG) and a related receivable from SEG that was held by one of the sellers. The acquisition provides us with technologies and products that complement our power generation system solutions. Headquartered in Kempen, Germany, SEG is focused on the design and manufacture of a wide range of protection and comprehensive control systems for power generation and distribution applications, power inverters for wind turbines, and complete electrical systems for gas and diesel engine based power stations.
The cost for the acquisition of SEG totaled $44.9 million, consisting of $34.6 million of cash and $10.3 million of assumed debt obligations. Of this amount, $23.2 million was recognized as goodwill. However, the cost of the acquisition and the related allocation of the acquisition cost are subject to change. The cost of the acquisition may increase or decrease based on the final determination of the direct acquisition costs. Also, we are in the process of finalizing valuations of property, plant, and equipment, other intangibles, and estimates of liabilities associated with the acquisition. We currently expect to finalize the cost of the acquisition and the related allocation of the acquisition cost before the end of June 2007.

Aircraft Engine Systems’ segment earnings increased in the three months ended December 31, 2006, as compared to the same period last year primarily as a result of an increase in sales volume.
Nonsegment expenses increased in the three months ended December 31, 2006, as compared to the same period a year ago, primarily as a result of higher professional fees and costs associated with business development activities.
Income taxes were provided at an effective rate on earnings before income taxes of 32.9% in the three-month period ended December 31, 2006, compared to 35.0% in the three-month period ended December 31, 2005.
During the quarter ended December 31, 2006, the U.S. research and experimentation credit was extended and made retroactive to January 1, 2006. As a result, we reflected the effect of the extension in our first quarter this year, which reduced our income tax expense by $1.2 million, or 4.4% of earnings before income taxes. This relates to the amount of the credit attributable for the period January 1, 2006 through September 30, 2006.
Among other changes in our effective tax rate are the effects of changes in the relative mix of earnings by tax jurisdiction, which affects the comparison of foreign and state income tax rates relative to the United States federal statutory rate.
Outlook: In November 2006, we provided guidance that we anticipated company-wide sales growth of 12% to 15% for 2007, including the effects of the SEG acquisition, and earnings of $2.05 to $2.15 per share. For Industrial Controls, we expected sales would grow 13% to 16% and generate segment earnings of 10% to 12% of sales. For Aircraft Engine Systems, we expected sales growth of 10% to 12% and segment earnings of 20% to 22% of sales. Our current expectations are consistent with our previous guidance, except that we now believe company-wide earnings and Industrial Controls’ earnings margin will be near the upper end of the ranges provided.
Financial Condition
Assets

	December 31,	September 30,
(In thousands)	2006	2006

Industrial Controls	$427,097	$360,577
Aircraft Engine Systems	227,480	229,269
Nonsegment assets	110,201	145,651

Consolidated total assets	$764,778	$735,497

Industrial Controls’ segment assets increased in the three months ended December 31, 2006, primarily as a result of the business acquisition on October 31, 2006.
Nonsegment assets decreased in the three months ended

December 31, 2006, primarily because of decreases in cash and cash equivalents. Changes in cash for the quarter are discussed more fully in a separate section of this management’s discussion and analysis.
Other Balance Sheet Measures

	December 31,	September 30,
(In thousands)	2006	2006

Working capital	$232,538	$260,243
Long-term debt, less current portion	49,075	58,739
Other liabilities	70,254	71,190
Shareholders’ equity	497,969	478,689

Working capital decreased during the three months ended December 31, 2006, primarily as a result of the use of cash to acquire a business on October 31, 2006. We used $34.6 million of cash for the acquisition (net of cash acquired), of which $4.0 million was allocated to net current liabilities and $38.6 million was allocated to net non-current assets. This working capital decrease was partially offset by the amount of working capital provided by operating activities, including cash of $13.8 million.
Long-term debt, less current portion decreased during the three months ended December 31, 2006, as a result of payments made during the quarter. The current portion of long-term debt remained approximately the same.
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
Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to EBITDA, as defined in the agreements. We were in compliance with all covenants at December 31, 2006.
Commitments and contingencies at December 31, 2006, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrue for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including $8,500,000 accrued for a specific matter in 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000,000 in the aggregate.
Among the legal proceedings referred to in the preceding paragraph, we were a defendant in a class action lawsuit filed in the U.S. District Court for Northern District of Illinois and received findings of the U.S. Equal Employment Opportunity Commission that alleged discrimination on the basis of race, national origin, and gender in our Winnebago County, Illinois, facilities. On October 5, 2006, a U.S. District Court Judge gave preliminary approval to a proposed $5,000,000 settlement of the class action and EEOC matters. Accruals for the amount of the settlement and related legal expenses are included in our consolidated balance sheet at December 31, 2006. Also, cash balances that were restricted for settlements have been reported as other current assets at December 31, 2006.
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
Shareholders’ equity increased in the three months ended December 31, 2006. Increases due to net earnings, foreign currency translation adjustments, sales of treasury stock, excess tax benefits from stock compensation, and stock compensation expense during the three months were partially offset by purchases of treasury stock and cash dividend payments.
On July 25, 2006, the Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock on the open market and private transactions over a three-year period that will end on July 25, 2009. Through December 31, 2006, we purchased $6.9 million of our common stock under this authorization.
Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pensions, and retirement healthcare. These contractual obligations are summarized and discussed more fully in the management discussion and analysis in our 2006 annual report on Form 10-K for the year ended September 30, 2007.
Cash Flows

	Three months
	ended December 31,
(In thousands)	2006	2005

Net cash provided (used) by operating activities	$13,754	$(448)
Net cash used in investing activities	(39,882)	(4,749)
Net cash used in financing activities	(15,096)	(7,880)

Net cash flows for operating activities increased by $14.2 million in the three months ended December 31, 2006, compared to the same period last year. Cash receipts from customers increased proportionately with the overall increase in sales for the three-month period compared to a year ago. Cash disbursements to employees and suppliers also increased for the three-month period, although at a lower rate than cash collected from customers. Higher variable compensation payments were made in the previous year (for amounts earned and accrued in fiscal year 2005) than were made this year.
Net cash flows used in investing activities increased by $35.1 million in the three months ended December 31, 2006, compared to the same period last year as a result of an October 31, 2006, business acquisition.
Net cash flows used in financing activities increased by $7.2 million in the three months ended December 31, 2006, compared to the same period last year primarily as a result of changes in borrowing activity. Net payments on borrowings totaled $12.3 million in this year’s first quarter compared to $4.6 million a year ago.
Outlook: Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months.
Payments of our senior notes, which totaled $53.6 million at December 31, 2006, are due over the 2008 — 2012 timeframe. Also, we have a $100 million line of credit facility that includes an option to increase the amount of the line up to $175 million that does not expire until March 11, 2010. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in the Notes to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the management discussion and analysis in our annual report on Form 10-K for the year ended September 30, 2006.
Item 4. Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our principal executive officer (Thomas A. Gendron, president and chief executive officer) and principal financial officer (Robert F. Weber, Jr., chief financial officer, treasurer and corporate secretary), as appropriate to allow timely decisions regarding required disclosures.
Thomas A. Gendron, our president and chief executive officer, and Robert F. Weber, Jr., our chief financial officer, treasurer and corporate secretary, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed as described in the preceding paragraph.
Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized in “Item 1A. – Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2006, when making investment decisions regarding our securities.
Also, an investor should be aware that this quarterly report contains statements intended to be considered forward-looking statements and therefore entitled to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including:
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
Important factors that could individually, or together with one or more other factors, affect our business, results of operations and/or financial condition include, but are not limited to, the factors that are listed and discussed in “Item 1A. – Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total	(d)
			number of	Approximate
			shares	dollar value
			purchased	of shares
			as part of	that may yet
	(a)Total		publicly	be purchased
	number of	(b) Average	announced	under the
	shares	price paid	plans or	plans or
Period	purchased	per share	programs	programs

October l - 31, 2006	6,606	$33.77	—	$43,064,045

November 1, - 30, 2006	78,757	37.96	—	$43,064,045

December 1, - 31, 2006	1,124	36.79	—	$43,064,045

We acquired 85,363 shares as payment for the exercise price of stock options exercised in October and November 2006. We also purchased 1,124 shares on the open market related to the reinvestment of dividends for treasury shares held for deferred compensation in December 2006.
On July 25, 2006, the Board of Directors authorized the repurchase of up to $50,000,000 of our outstanding shares of common stock on the open market and in private transactions over a three-year period that will end on July 25, 2009. There have been no terminations or expirations since the approval date.
Sales of common stock issued from treasury to one of the company’s directors during the three months ended December 31, 2006, consisted of the following:

	Total number
	of shares	Consideration
Date	purchased	received
| |
November 16, 2006	270	$9,985

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.
Item 6. Exhibits
      (a) Exhibits Filed as Part of this Report:

(31)	(i)	Rule 13a-14(a)/15d-14(a) certifications of Thomas A. Gendron.

	(ii)	Rule 13a-14(a)/15d-14(a) certifications of Robert F. Weber, Jr.

(32)	(i)	Section 1350 certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

Date: January 31, 2007	/s/ THOMAS A. GENDRON Thomas A. Gendron, President
and Chief Executive Officer

Date: January 31, 2007	/s/ ROBERT F. WEBER, JR.

Robert F. Weber, Jr., Chief
Financial Officer, Treasurer
and Corporate Secretary