Form 10-Q/A
period 2006-12-31
WOODWARD GOVERNOR CO
filed 2007-03-08
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE:
The sole purpose of this Form 10-Q/A (Amendment No. 1) to the quarterly report on Form 10-Q for the quarter ended December 31, 2006, is to correct the wording used to specify the report reviewed by the principal financial officer in Exhibit 31(ii). The original Form 10-Q inadvertently specified the report reviewed by the principal financial officer as the “annual report on Form 10QK for the quarter ended December 31, 2006.” This Form 10-Q/A (Amendment No. 1) correctly specifies the report reviewed by the principal financial officer as the “quarterly report on Form 10-Q/A (Amendment No. 1) for the quarter ended December 31, 2006.” In addition, this Form 10-Q/A (Amendment No. 1) updates previous references to “Form 10-Q” to “Form 10-Q/A (Amendment No. 1).” This form 10-Q/A (Amendment No. 1) does not modify or update disclosures in the original Form 10-Q except as described in this explanatory note.

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
Thomas A. Gendron, our president and chief executive officer, and Robert F. Weber, Jr., our chief financial officer, treasurer and corporate secretary, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A (Amendment No. 1). Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed as described in the preceding paragraph.
Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q/A (Amendment No. 1) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WOODWARD GOVERNOR COMPANY

Date: March 7, 2007	/s/ THOMAS A. GENDRON Thomas A. Gendron, President
and Chief Executive Officer

Date: March 7, 2007	/s/ ROBERT F. WEBER, JR.

Robert F. Weber, Jr., Chief
Financial Officer, Treasurer
and Corporate Secretary