Form 10-Q
period 2007-03-31
WOODWARD GOVERNOR CO
filed 2007-05-04
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of April 24, 2007, 34,296,594 shares of common stock with a par value of $.002917 cents per share were outstanding.

WOODWARD GOVERNOR COMPANY

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Statements of Earnings

	Three Months Ended March 31,
	2007	2006
	(Unaudited, in thousands except per share amounts)

Net sales	$256,298	$208,917

Costs and expenses:
Cost of goods sold	176,172	152,027
Selling, general, and administrative expenses	30,593	25,257
Research and development costs	15,946	13,069
Amortization of intangible assets	2,184	1,758
Interest expense	1,133	1,305
Interest income	(437)	(598)
Other expense	140	85
Other income	(843)	(1,163)

Total costs and expenses	224,888	191,740

Earnings before income taxes	31,410	17,177
Income taxes	11,148	5,711

Net earnings	$20,262	$11,466

Earnings per share:
Basic	$0.59	$0.33
Diluted	0.58	0.32

Weighted-average number of shares outstanding:
Basic	34,252	34,508
Diluted	35,181	35,369

Cash dividends per share	$0.11	$0.10

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Consolidated Statements of Earnings

	Six Months Ended March 31,
	2007	2006
	(Unaudited, in thousands except per share amounts)

Net sales	$482,546	$404,551

Costs and expenses:
Cost of goods sold	333,916	293,966
Selling, general, and administrative expenses	56,977	46,314
Research and development costs	29,900	24,979
Amortization of intangible assets	3,910	3,513
Interest expense	2,325	2,602
Interest income	(1,060)	(1,241)
Other expense	339	313
Other income	(1,823)	(2,191)

Total costs and expenses	424,484	368,255

Earnings before income taxes	58,062	36,296
Income taxes	19,913	12,403

Net earnings	$38,149	$23,893

Earnings per share:
Basic	$1.12	$0.69
Diluted	1.09	0.68

Weighted-average number of shares outstanding:
Basic	34,181	34,427
Diluted	35,112	35,269

Cash dividends per share	$0.21	$0.20

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Consolidated Balance Sheets

	At March 31,	At September 30,
	2007	2006
	(Unaudited, in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$38,276	$83,718
Accounts receivable, less allowance for losses of $2,557 for March and $2,213 for September	137,034	117,254
Inventories	186,428	149,172
Income taxes receivable	377	1,787
Deferred income taxes	24,303	23,526
Other current assets	16,684	5,777

Total current assets	403,102	381,234

Property, plant, and equipment — net	148,512	124,176
Goodwill	133,160	132,084
Other intangibles — net	80,987	71,737
Deferred income taxes	14,453	16,687
Other assets	6,624	9,579

Total assets	$786,838	$735,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,798	$517
Current portion of long-term debt	15,614	14,619
Accounts payable	52,361	38,978
Accrued liabilities	67,614	66,877

Total current liabilities	141,387	120,991
Long-term debt, less current portion	47,639	58,379
Deferred income taxes	9,566	6,248
Other liabilities	70,441	71,190
Commitments and contingencies
Shareholders’ equity represented by:
Preferred stock, par value $0.003 per share, authorized 10,000 shares, no shares issued	—	—
Common stock, par value $0.002917 per share, authorized 100,000 shares, issued 36,480 shares	106	106
Additional paid-in capital	38,693	31,960
Accumulated other comprehensive earnings	16,857	12,619
Deferred compensation	2,896	5,524
Retained earnings	512,684	481,726

	571,236	531,935
Less: Treasury stock, at cost, 2,194 shares for March and 2,426 shares for September	50,535	47,722
Treasury stock held for deferred compensation, at cost, 186 shares for March and 415 shares for September	2,896	5,524

Total shareholders’ equity	517,805	478,689

Total liabilities and shareholders’ equity	$786,838	$735,497

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2007	2006
	(Unaudited, in thousands)

Cash flows from operating activities:
Net earnings	$38,149	$23,893

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,438	14,752
Postretirement settlement gain	(887)	—
Contractual pension termination benefit	850	—
Net gain on sale of property, plant, and equipment	(7)	(212)
Stock compensation expense	1,962	1,573
Excess tax benefits from stock compensation	(3,669)	(2,424)
Deferred income taxes	2,281	(934)
Reclassification of unrealized losses on derivatives to earnings	122	142
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(7,848)	3,880
Inventories	(24,995)	(7,567)
Accounts payable and accrued liabilities	(1,947)	(23,743)
Income taxes payable	6,175	5,539
Other — net	(7,360)	1,114

Total adjustments	(17,885)	(7,880)

Net cash provided by operating activities	20,264	16,013

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(13,058)	(12,982)
Proceeds from sale of property, plant, and equipment	109	557
Business acquisitions, net of cash acquired	(34,594)	—

Net cash used in investing activities	(47,543)	(12,425)

Cash flows from financing activities:
Cash dividends paid	(7,192)	(6,885)
Proceeds from sales of treasury stock	5,158	3,124
Purchases of treasury stock	(6,869)	(1,907)
Excess tax benefits from stock compensation	3,669	2,424
Net borrowings (payments) under revolving lines	(2,388)	4,106
Payments of long-term debt	(12,686)	(12,576)

Net cash used in financing activities	(20,308)	(11,714)

Effect of exchange rate changes on cash	2,145	182

Net change in cash and cash equivalents	(45,442)	(7,944)
Cash and cash equivalents, beginning of year	83,718	84,597

Cash and cash equivalents, end of period	$38,276	$76,653

Supplemental cash flow information:
Interest paid	$2,632	$2,896
Income taxes paid	10,807	8,277
Noncash investing activities:
Liabilities assumed in business acquisitions	24,636	—

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements

(1)  Overview:

The consolidated balance sheet as of March 31, 2007, the consolidated statements of earnings for the three and six-month periods ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the six-month periods ended March 31, 2007 and 2006, were prepared by the Company without audit. The September 30, 2006, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, we have made all adjustments necessary to present fairly the Company’s financial position as of March 31, 2007, the results of its operations for the three and six-month periods ended March 31, 2007 and 2006, and its cash flows for the six-month periods ended March 31, 2007 and 2006. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the Company’s 2006 annual report on Form 10-K and should be read with the notes to the consolidated financial statements in the annual report. The consolidated statements of earnings for the three and six-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2)  Earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net earnings(A)	$20,262	$11,466	$38,149	$23,893

Determination of shares:
Weighted-average shares of common stock outstanding(B)	34,252	34,508	34,181	34,427
Assumed exercise of stock options	929	861	931	842

Weighted-average shares of common stock outstanding assuming dilution(C)	35,181	35,369	35,112	35,269

Net earnings:
Basic per share amount (A/B)	$0.59	$0.33	$1.12	$0.69
Diluted per share amount (A/C)	0.58	0.32	1.09	0.68

The following stock options were outstanding during the three and six months ended March 31, 2007 and 2006, but were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
	(In thousands)

Options	367	410	278	645

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

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)

systems for power generation and distribution applications, power inverters for wind turbines, and complete electrical systems for gas and diesel engine based power stations.

The cost for the acquisition of SEG totaled $44,912,000, consisting of $34,594,000 of cash, and $10,318,000 of assumed debt obligations. Of this amount, $12,474,000 was recognized as intangibles. However, the cost of the acquisition and the related allocation of the acquisition cost are subject to change. The cost of the acquisition may increase or decrease based on the final determination of the direct acquisition costs. Also, we are in the process of finalizing valuations of property, plant, and equipment, other intangibles, and estimates of liabilities associated with the acquisition. We currently expect to finalize the cost of the acquisition and the related allocation of the acquisition cost before the end of the fiscal year.

The results of SEG’s operations are included in our consolidated statements of earnings from the beginning of November 2006. If we had completed the acquisition on October 1, 2005, our net sales and net earnings for the three and six months ended March 31, 2007 and 2006 would not have been materially different from amounts reported in the statements of consolidated earnings.

(4)  Income taxes:

Income taxes for the six months ended March 31, 2007 includes an expense reduction of $1,177,000 related to the retroactive extension of the U.S. research and experimentation tax credit. This expense reduction relates to the estimated amount of the credit applicable to the period January 1, 2006 through September 30, 2006.

(5)  Inventories:

	At March 31,	At September 30
	2007	, 2006
	(In thousands)

Raw materials	$10,468	$5,495
Component parts	101,176	91,644
Work in process	47,158	30,124
Finished goods	27,626	21,909

	$186,428	$149,172

(6)  Property, plant, and equipment:

	At March 31,	At September 30,
	2007	2006
	(In thousands)

Land	$12,138	$9,800
Buildings and equipment	176,107	158,276
Machinery and equipment	270,290	248,907
Construction in progress	6,887	11,181

	465,422	428,164
Less accumulated depreciation	316,910	303,988

Property, plant, and equipment — net	$148,512	$124,176

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
	(In thousands)

Depreciation expense	$7,005	$5,764	$13,528	$11,239

(7)  Goodwill:

(In thousands)

Industrial Controls:
Balance at September 30, 2006	$69,962
Goodwill acquired	90
Foreign currency exchange rate changes	986

Balance at March 31, 2007	$71,038

Aircraft Engine Systems:
Balance at September 30, 2006 and March 31, 2007	$62,122

Consolidated:
Balance at September 30, 2006	$132,084
Goodwill acquired	90
Foreign currency exchange rate changes	986

Balance at March 31, 2007	$133,160

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)

(8)  Other intangibles — net:

	At March 31,	At September 30,
	2007	2006
	(In thousands)

Industrial Controls:
Customer relationships:
Amount acquired	$37,387	$37,387
Accumulated amortization	(12,713)	(11,414)

	24,674	25,973

Other:
Amount acquired	43,620	31,072
Accumulated amortization	(13,963)	(12,739)

	29,657	18,333

Total	$54,331	$44,306

Aircraft Engine Systems:
Customer relationships:
Amount acquired	$28,547	$28,547
Accumulated amortization	(8,405)	(7,930)

	20,141	20,617

Other:
Amount acquired	11,785	11,785
Accumulated amortization	(5,270)	(4,971)

	6,515	6,814

Total	$26,656	$27,431

Consolidated:
Customer relationships:
Amount acquired	$65,934	$65,934
Accumulated amortization	(21,119)	(19,344)

	44,815	46,590

Other:
Amount acquired	55,405	42,857
Accumulated amortization	(19,233)	(17,710)

	36,172	25,147

Total	$80,987	$71,737

Amortization expense associated with intangibles is expected to be approximately $7,800,000 for 2007, $7,100,000 for 2008, $6,700,000 for 2009, $6,200,000 for 2010, and $6,500,000 for 2011.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)

(9)  Accrued liabilities:

	At March 31,	At September 30,
	2007	2006
	(In thousands)

Salaries and other member benefits	$26,907	$28,673
Warranties	6,043	5,832
Contingent legal matters	9,500	8,500
Taxes, other than on income	4,037	4,391
Other items — net	21,127	19,481

	$67,614	$66,877

Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. A reconciliation of accrued product warranties from September 30, 2006, to March 31, 2007, follows:

(In thousands)

Balance at September 30, 2006	$5,832
Accruals related to warranties issued during the period	2,663
Adjustments to pre-existing warranty liabilities	(212)
Settlements of amounts accrued	(2,329)
Foreign currency exchange rate changes	89

Balance at March 31, 2007	$6,043

(10)	Other liabilities:

	At March 31,	At September 30,
	2007	2006
	(In thousands)

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$53,732	$55,075
Other items — net	16,709	16,115

	$70,441	$71,190

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)

(11)	Retirement benefits:

We provide various benefits to eligible members of our Company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and Company contributions for these plans were as follows:

			Six Months
	Three Months Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

Retirement pension benefits — United States:
Components of net periodic benefit cost:
Interest cost	$258	$286	$517	$571
Expected return on plan assets	(329)	(325)	(658)	(590)
Recognized losses	61	63	122	126
Recognized prior service cost	(65)	—	(130)	—

Net periodic benefit cost	$(75)	$24	$(149)	$107

Contributions by the Company	$—	$—	$—	$—

			Six Months
	Three Months Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

Retirement pension benefits — other countries:
Components of net periodic benefit cost:
Service cost	$322	$308	$642	$619
Interest cost	635	551	1,263	1,085
Expected return on plan assets	(595)	(496)	(1,184)	(986)
Amortization of unrecognized transition obligation	22	23	45	46
Recognized losses	93	101	186	199
Recognized prior service costs	(2)	(2)	(4)	(4)
Contractual termination benefits	(7)	—	843	—

Net periodic benefit cost	$468	$485	$1,791	$959

Contributions by the Company	$698	$190	$1,282	$597

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

Retirement healthcare benefits:
Components of net periodic benefit cost:
Service cost	$75	$96	$149	$191
Interest cost	619	676	1,238	1,378
Recognized losses	65	299	130	598
Recognized prior service costs	(630)	(630)	(1,260)	(1,260)
Settlement gains	(7)	—	(887)	—

Net periodic benefit cost	$122	$441	$(630)	$907

Contributions by the Company	$679	$824	$1,138	$1,268

Both the contractual termination benefits cost and the settlement gains reflected in the tables above were recognized in the Industrial Controls segment. The contractual termination benefits reflect an increase in our pension obligations for certain participants as a result of workforce management actions. The settlement gains reflect settlements with certain participants that relieved us of obligations for future retirement healthcare payments.

We are entitled to a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We received a subsidy of $130,000 for the three months and $563,000 for the six months ended March 31, 2007. We currently expect to receive an additional $260,000 during the year ending September 30, 2007. We paid prescription drug benefits of $506,000 during the three months and $1,184,000 during the six months ended March 31, 2007. We expect to pay additional prescription drug benefits of approximately $1,570,000 for the year ending September 30, 2007.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)

(12)	Accumulated other comprehensive earnings:

Accumulated other comprehensive earnings, which totaled $16,857,000 at March 31, 2007, consisted of the following items:

At or for the Six
Months Ended
March 31,
2007
(In thousands)

Accumulated foreign currency translation adjustments:
Balance at beginning of year	$17,100
Translation adjustments	6,556
Taxes associated with translation adjustments	(2,491)

Balance at end of period	$21,165

Accumulated unrealized derivative losses:
Balance at beginning of year	$(484)
Reclassification to interest expense	122
Taxes associated with interest reclassification	(47)

Balance at end of period	$(409)

Accumulated minimum pension liability adjustments:
Balance at beginning of year	$(3,997)
Minimum pension liability adjustment	158
Taxes associated with minimum pension liability adjustment	(60)

Balance at end of period	$(3,899)

(13)	Total comprehensive earnings:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

Net earnings	$20,262	$11,466	$38,149	$23,893
Other comprehensive earnings:
Foreign currency translation adjustments	1,080	422	4,065	(416)
Reclassification of unrealized losses on derivatives to earnings	37	44	75	88
Minimum pension liability adjustment	—	—	98	—

Total comprehensive earnings	$21,379	$11,932	$42,387	$23,565

(14)	Contingencies:

We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrue for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including $9,500,000 accrued for a specific matter. The majority of this $9,500,000 was accrued during fiscal 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)

accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000,000 in the aggregate.

Among the legal proceedings referred to in the preceding paragraph, we were a defendant in a class action lawsuit filed in the U.S. District Court for Northern District of Illinois regarding alleged discrimination on the basis of race, national origin, and gender in our Winnebago County, Illinois, facilities. On April 17, 2007, a U.S. District Court Judge granted final approval of a Consent Decree that included a $5,000,000 settlement of the class action and EEOC matters. Accruals for the amount of the settlement and related legal expenses were included in our consolidated balance sheet at March 31, 2007. Also, cash balances that were restricted for settlements and legal expenses have been reported as other current assets at March 31, 2007.

We file income tax returns in various jurisdictions worldwide, which are subject to audit. We have accrued for our estimate of the most likely amount of expenses that we believe will result from income tax audit adjustments.

We do not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the Company, we may be required to pay termination benefits to certain executive officers.

(15)	Segment information:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

Industrial Controls:
External net sales	$162,820	$132,030	$311,646	$256,489
Intersegment sales	683	484	1,201	848
Segment earnings	21,384	13,107	40,437	24,652

Aircraft Engine Systems:
External net sales	$93,478	$76,887	$170,900	$148,062
Intersegment sales	894	1,059	1,892	2,114
Segment earnings	22,561	16,054	39,652	30,866

The difference between total segment earnings and the consolidated earnings before income tax follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

Total segment earnings	$43,945	$29,161	$80,089	$55,518
Nonsegment expenses	(11,839)	(11,277)	(20,762)	(17,861)
Interest expense and income	(696)	(707)	(1,265)	(1,361)

Consolidated earnings before income taxes	$31,410	$17,177	$58,062	$36,296

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)

Segment assets were as follows:

	At March 31,	At September 30,
	2007	2006
	(In thousands)

Industrial Controls	$440,811	$360,577
Aircraft Engine Systems	237,148	229,269

(16)	Subsequent event

On April 30, 2007, the Company was notified of an adverse arbitration ruling on a matter that was initiated by the Company and outstanding since 2002. As a result of the ruling, the Company has incurred a loss of approximately $4 million, which included expenses related to the arbitration finding. After variable compensation impacts and appropriate tax effects, the after-tax impact is a reduction in previously reported net earnings of approximately $1.8 million or $0.05 per diluted share. These items have been included in the financial statements as of March 31, 2007 and for the three and six months ended March 31, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations. This discussion should be read with the consolidated financial statements.

Overview

Woodward designs, manufactures, and services energy control systems and components for aircraft and industrial engines and turbines and electronic control systems for both power generation and distribution. Leading OEMs throughout the world use our products and services in the aerospace, power generation, transportation and process industry markets.

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

Industrial Controls’ segment earnings for the second quarter increased to 13.1% of sales from 9.9% of sales a year ago. Industrial Controls’ segment earnings for the first half increased to 13.0% of sales from 9.6% of sales a year ago. The earnings improvement reflected the effects of the higher sales volume, leverage of fixed costs and expenses over the higher sales, and reductions in certain expenses due to actions taken over the last two years, including the consolidation of various manufacturing facilities.

Aircraft Engine Systems’ second quarter earnings increased to 24.1% of sales from 20.9% from the second quarter a year ago. Aircraft Engine Systems’ first half earnings increased to 23.2% of sales from 20.8% from the second quarter a year ago. This improvement is attributable to broad based strength in the industry as a whole, and in particular an increase in aftermarket sales.

Our first half results this year also included the effect of the retroactive extension of the U.S. research and experimentation tax credit, which improved net earnings by $1.2 million, or $0.03 per diluted share.

At March 31, 2007, our total assets were $787 million, including $38 million in cash and cash equivalents, and our total debt was $69 million. We are well positioned to fund expanded research and development and to explore other investment opportunities consistent with our focused strategies.

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

Critical Accounting Policies

We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of our critical accounting policies with the audit committee of the Company’s Board of Directors. In each of the areas that were identified as critical accounting policies, our judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in our assets and liabilities, increases or decreases in our expenses, and additional losses or gains that are material to our financial condition and results of operations. Our critical accounting policies are discussed more fully in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended September 30, 2006.

Market Risks

Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended September 30, 2006.

Results of Operations

Sales

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

External net sales:
Industrial Controls	$162,820	$132,030	$311,646	$256,489
Aircraft Engine Systems	93,478	76,887	170,900	148,062

Consolidated net sales	$256,298	$208,917	$482,546	$404,551

Industrial Controls’ external net sales increased in the three and six months ended March 31, 2007, over the same periods a year ago. This year’s sales include the external net sales of a business acquisition. The remaining increase primarily reflects higher sales in the power generation and marine markets.

Aircraft Engine Systems’ external net sales increased in the three and six months ended March 31, 2007, over the same periods a year ago. The increase was related to higher production levels of aircraft engines by our customers to support the requirements of Boeing, Airbus, and other airframe manufacturers. In addition, aircraft usage has increased which has positively affected our aftermarket sales.

Costs and Expenses

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

Cost of goods sold	$176,172	$152,027	$333,916	$293,966
Sales, general, and administrative expenses	30,593	25,257	56,977	46,314
Research and development costs	15,946	13,069	29,900	24,979
All other expense items	3,457	3,148	6,574	6,428
Interest and other income	(1,280)	(1,761)	(2,883)	(3,432)

Consolidated costs and expenses	$224,888	$191,740	$424,484	$368,255

Cost of goods sold increased in both the three months and six months ended March 31, 2007, as compared to the same periods last year, primarily due to an increase in sales volume and a slight increase in variable compensation, offset by fixed cost leverage.

Gross margins (as measured by external net sales less external cost of goods sold) increased to 31% for the three and six months ended March 31, 2007 from 27% for the three and six months ended March 31, 2006.

Sales, general, and administrative expenses increased in both the three months and six months ended March 31, 2007, as compared to the same periods last year. The increase is primarily due to inclusion of the operating results of a business acquisition and higher professional fees and costs associated with business development activities.

Research and development costs increased in both the three months and six months ended March 31, 2007, as compared to the same periods last year, reflecting higher levels of development activity and the operating results our business acquisition.

In Industrial Controls, we are working closely with our customers early in their own development and design stages, helping them by developing components and integrated systems that allow them to meet emissions requirements, increase fuel efficiency, and lower their costs. We also continue to develop products for the turbine auxiliary and diesel particulate filter after-treatment burner system markets. These markets offer multiple opportunities to leverage our energy control and optimization solutions.

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

Earnings

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

Segment earnings:
Industrial Controls	$21,384	$13,107	$40,437	$24,652
Aircraft Engine Systems	22,561	16,054	39,652	30,866

Total segment earnings	43,945	29,161	80,089	55,518
Nonsegment expenses	(11,839)	(11,277)	(20,762)	(17,861)
Interest expense and income	(696)	(707)	(1,265)	(1,361)

Consolidated earnings before income taxes	31,410	17,177	58,062	36,296
Income taxes	11,148	5,711	19,913	12,403

Consolidated net earnings	$20,262	$11,466	$38,149	$23,893

Industrial Controls’ segment earnings increased in both the three months and six months ended March 31, 2007, as compared to the same periods last year due to the following:

	Three Month Period	Six Month Period
	(In millions)

Increase in sales volume	7	13
Improved gross margins	10	17
Variable compensation	(3)	(4)
Other, net	(6)	(10)

The earnings improvement reflected the effects of the higher sales volume, leverage of fixed costs and expenses over the higher sales, margin improvement initiatives and reductions in certain expenses due to actions taken over the last two years, including the continued consolidation of various manufacturing facilities.

Industrial Controls’ segment earnings also included the results of our business acquisition, discussed below. The operating expenses of the acquired business reflected above are for selling, general, and administrative expenses and research and development costs.

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

The cost for the acquisition of SEG totaled $45 million, consisting of $35 million of cash and $10 million of assumed debt obligations. Of this amount, $12 million was recognized as intangibles. However, the cost of the acquisition and the related allocation of the acquisition cost are subject to change. The cost of the acquisition may increase or decrease based on the final determination of the direct acquisition costs. Also, we are in the process of finalizing valuations of property, plant, and equipment, other intangibles, and estimates of liabilities associated with the acquisition. We currently expect to finalize the cost of the acquisition and the related allocation of the acquisition cost before the end of the fiscal year.

Aircraft Engine Systems’ segment earnings increased in the three and six months ended March 31, 2007 as compared to the same periods last year. This improvement is attributable to broad based strength in the industry as a whole, in particular an increase in aftermarket sales.

Nonsegment expenses decreased in the three months ended March 31, 2007, as compared to the same period a year ago as a result of lower professional fees. Expense for the six months ended March 31, 2007 approximated those for the same period in 2006.

Income taxes were provided at an effective rate on earnings before income taxes of 35.5% and 34.3% for the three and six months ended March 31, 2007, respectively, compared to 33.2% and 34.2% for the three and six months ended March 31, 2006, respectively.

During the six months ended March 31, 2007, the U.S. research and experimentation tax credit was extended and made retroactive to January 1, 2006. As a result, we reflected the effect of the extension in our first quarter this year, which reduced our income tax expense by $1.2 million. This relates to the amount of the credit attributable to the period January 1, 2006 through September 30, 2006.

Among other changes in our effective tax rate are the effects of changes in the relative mix of earnings by tax jurisdiction, which affect the comparison of foreign and state income tax rates relative to the United States federal statutory rate.

Financial Condition

Assets

	March 31,	September 30,
	2007	2006
	(In thousands)

Industrial Controls	$440,811	$360,577
Aircraft Engine Systems	237,148	229,269
Nonsegment assets	108,879	145,651

Consolidated total assets	$786,838	$735,497

Industrial Controls’ segment assets increased in the six months ended March 31, 2007, primarily as a result of the business acquisition.

Aircraft Engine Systems’ segment assets increased in the six months ended March 31, 2007, primarily due to increases in accounts receivable due to higher revenues.

Nonsegment assets decreased in the six months ended March 31, 2007, primarily because of decreases in cash and cash equivalents. Changes in cash are discussed more fully in a separate section of this management’s discussion and analysis.

Other Balance Sheet Measures

	March 31,	September 30,
	2007	2006
	(In thousands)

Working capital	$261,715	$260,243
Long-term debt, less current portion	47,639	58,379
Other liabilities	70,441	71,190
Shareholders’ equity	517,805	478,689

Working capital (current assets less current liabilities) for the six months ended March 31, 2007 approximated working capital at September 30, 2006.

Long-term debt, less current portion decreased in the six months ended March 31, 2007, as a result of payments made during the period. We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175 million if we choose. The line of credit facility expires on March 11, 2010. In addition, we have other line of credit facilities, which totaled $17.7 million at September 30, 2006, that are generally reviewed annually for renewal. The total amount of borrowings under all facilities was $5.8 million and $0.5 million at March 31, 2007 and September 30, 2006, respectively.

Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to Earnings Before Income Taxes, Depreciation and Amortization, as defined in the agreements. We were in compliance with all covenants at March 31, 2007.

Commitments and contingencies at March 31, 2007, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrue for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including $9,500,000 accrued for a specific matter. The majority of this $9,500,000 was accrued during fiscal 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000,000 in the aggregate.

Among the legal proceedings referred to in the preceding paragraph, we were a defendant in a class action lawsuit filed in the U.S. District Court for Northern District of Illinois regarding alleged discrimination on the basis of race, national origin, and gender in our Winnebago County, Illinois, facilities. On April 17, 2007, a U.S. District Court Judge granted final approval of a Consent Decree that included a $5,000,000 settlement of the class action and EEOC matters. Accruals for the amount of the settlement and related legal expenses were included in our consolidated balance sheet at March 31, 2007. Also, cash balances that were restricted for settlements and legal expenses have been reported as other current assets at March 31, 2007.

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

Shareholders’ equity increased in the six months ended March 31, 2007. Increases due to net earnings, sales of treasury stock, stock compensation expense, and excess tax benefits from stock compensation during the six months were partially offset by cash dividend payments and purchases of treasury stock.

On July 25, 2006, the Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock on the open market and private transactions over a three-year period that will end on July 25, 2009. Through March 31, 2007 we purchased $6.9 million of our common stock under this authorization.

Subsequent Event

On April 30, 2007, the Company was notified of an adverse arbitration ruling on a matter that was initiated by the Company and outstanding since 2002. As a result of the ruling, the Company has incurred a loss of approximately $4 million, which included expenses related to the arbitration finding. After variable compensation impacts and appropriate tax effects, the after-tax impact is a reduction in previously reported net earnings of approximately $1.8 million or $0.05 per diluted share. These items have been included in the financial statements as of March 31, 2007 and for the three and six months ended March 31, 2007.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pensions, and retirement healthcare. These contractual obligations are summarized and discussed more fully in the management’s discussion and analysis in our 2006 annual report on Form 10-K for the year ended September 30, 2006.

Cash Flows

	Six Months Ended
	March 31,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$20,264	$16,013
Net cash used in investing activities	(47,543)	(12,425)
Net cash used in financing activities	(20,308)	(11,714)

Net cash flows provided by operating activities increased by $4.3 million in the six months ended March 31, 2007, as compared to the same period a year ago primarily due to an increase in Net Earnings, partially offset by a cash settlement of the class action and EEOC Matter referred to earlier.

Net cash flows used in investing activities increased by $35.1 million in the six months ended March 31, 2007, compared to the same period a year ago primarily as a result of a business acquisition.

Net cash flows used in financing activities increased by $8.6 million in the six months ended March 31, 2007, as compared to the same period a year ago primarily as a result of increased purchases of treasury stock and payments on our borrowing under the revolving lines of credit.

Payments of our senior notes, which totaled $53.6 million at March 31, 2007, are due over the 2008 — 2012 timeframe. Also, we have a $100 million line of credit facility that includes an option to increase the amount of the line up to $175 million that does not expire until March 11, 2010. Despite these factors, it is possible business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning October 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The provisions of FAS 157 are effective for the Company’s fiscal year beginning October 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the management’s discussion and analysis in our 2006 annual report on Form 10-K for the year ended September 30, 2006.

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

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized in “Item 1A. — Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2006, when making investment decisions regarding our securities.

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

Important factors that could individually, or together with one or more other factors, affect our business, results of operations and/or financial condition include, but are not limited to, the factors that are listed and discussed in “Item 1A. — Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			(c)	(d)
	(a)		Total Number of	Approximate
	Total	(b)	Shares Purchased as	Dollar Value of Shares
	Number of	Average	Part of Publicly	That May Yet be
	Shares	Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs

January 1, 2007 — January 31, 2007	—	$—	—	$43,064,045
February 1, 2007 — February 28, 2007	—	—	—	$43,064,045
March 1, 2007 — March 31, 2007	1,082	$42.11	—	$43,064,045

We purchased 1,082 shares on the open market related to the reinvestment of dividends for treasury shares held for deferred compensation in March 2007.

On July 25, 2006, the Board of Directors authorized the repurchase of up to $50,000,000 of our outstanding shares of common stock on the open market and in private transactions over a three-year period that will end on July 25, 2009. There have been no terminations or expirations since the approval date.

Sales of common stock issued from treasury to one of the Company’s directors during the six months ended March 31, 2007, consisted of the following:

	Total Number
	of Shares	Consideration
Date	Purchased	Received

November 16, 2006	270	$9,985
January 25, 2007	149	6,018

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders

Two matters were submitted to a vote of shareholders at the January 24, 2007 Annual Meeting of Shareholders. The results of the voting were as follows:

		For	Withheld

1.	Election of Directors:
	John D. Cohn	31,474,141	671,981
	Michael H. Joyce	31,468,693	677,429
	James R. Rulseh	31,443,653	702,469

		For	Against	Abstain

2.	Ratification of the Appointment of Independent Registered Public Accounting Firm	31,575,199	447,732	123,187

Item 6.	Exhibits

(a)	Exhibits Filed as Part of this Report:
(31)(i) Rule 13a-14(a)/15d-14(a) certifications of Thomas A. Gendron.
(ii) Rule 13a-14(a)/15d-14(a) certifications of Robert F. Weber, Jr.
(32)(i) Section 1350 certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

/s/ THOMAS A. GENDRON
Thomas A. Gendron,
Chairman and Chief Executive Officer

Date: May 3, 2007

/s/  ROBERT F. WEBER, JR.
Robert F. Weber, Jr.,
Chief Financial Officer and Treasurer

Date: May 3, 2007

EXHIBIT INDEX

Exhibits Filed as Part of this Report:
(31)(i)	Rule 13a-14(a)/15d-14(a) certifications of Thomas A. Gendron.
(ii)	Rule 13a-14(a)/15d-14(a) certifications of Robert F. Weber, Jr.
(32)(i)	Section 1350 certifications.