Form 10-Q
period 2007-06-30
WOODWARD GOVERNOR CO
filed 2007-07-25
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

(970) 482-5811
Registrant’s telephone number, including area code:

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

As of July 18, 2007, 34,474,414 shares of common stock with a par value of $.002917 cents per share were outstanding.

WOODWARD GOVERNOR COMPANY

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Statements of Earnings

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited, in thousands except per share amounts)

Net sales	$269,026	$217,053

Costs and expenses
Cost of good sold	186,055	154,089
Selling, general and administrative expenses	27,345	23,234
Research and development costs	17,011	16,793
Amortization of intangible assets	1,946	1,717
Interest expense	1,156	1,299
Interest income	(503)	(754)
Other, net	(1,124)	(904)

Total costs and expenses	231,886	195,474

Earnings before income taxes	37,140	21,579
Income taxes (benefit)	13,166	(7,339)

Net earnings	$23,974	$28,918

Earnings per share:
Basic	$0.70	$0.84

Diluted	$0.68	$0.82

Basic weighted-average common shares outstanding	34,357	34,410

Diluted weighted-average common shares outstanding	35,338	35,254

Cash dividends declared per common share	$0.11	$0.10

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Consolidated Statements of Earnings

	Nine Months Ended
	June 30,
	2007	2006
	(Unaudited, in thousands except per share amounts)

Net sales	$751,572	$621,604

Costs and expenses
Cost of good sold	519,970	448,055
Selling, general and administrative expenses	84,325	69,548
Research and development costs	46,911	41,772
Amortization of intangible assets	5,856	5,230
Interest expense	3,481	3,901
Interest income	(1,563)	(1,995)
Other, net	(2,610)	(2,782)

Total costs and expenses	656,370	563,729

Earnings before income taxes	95,202	57,875
Income taxes	33,079	5,064

Net earnings	$62,123	$52,811

Earnings per share:
Basic	$1.81	$1.53

Diluted	$1.76	$1.50

Basic weighted-average common shares outstanding	34,240	34,421

Diluted weighted-average common shares outstanding	35,199	35,268

Cash dividends declared per common share	$0.32	$0.30

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Consolidated Balance Sheets

	At June 30,	At September 30,
	2007	2006
	(Unaudited, in thousands)

ASSETS
Cash and cash equivalents	$68,472	$83,718
Accounts receivable, less allowance for losses of $2,114 and $2,213, respectively	134,914	117,254
Inventories	188,185	149,172
Income taxes receivable	3,088	1,787
Deferred income tax assets	22,970	23,526
Other current assets	8,591	5,777

Current assets	426,220	381,234
Property, plant and equipment, net	150,600	124,176
Goodwill	133,347	132,084
Other intangibles, net	79,074	71,737
Deferred income tax assets	13,321	16,687
Other assets	6,701	9,579

Total assets	$809,263	$735,497

LIABILITIES
Short-term borrowings	$4,601	$517
Current portion of long-term debt	15,654	14,619
Accounts payable	45,796	38,978
Accrued liabilities	67,147	66,877

Current liabilities	133,198	120,991
Long-term debt, less current portion	46,514	58,379
Deferred income tax liabilities	10,908	6,248
Other liabilities	70,693	71,190

Total liabilities	261,313	256,808

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.002917 per shares, 100,000 shares authorized, 36,480 shares issued	106	106
Additional paid-in capital	46,658	31,960
Accumulated other comprehensive income	18,234	12,619
Deferred compensation	4,760	5,524
Retained earnings	532,880	481,726

	602,638	531,935
Less: Treasury stock at cost, 2,022 shares and 2,426 shares, respectively	49,928	47,722
Treasury stock held for deferred compensation, at cost, 217 shares and 415 shares, respectively	4,760	5,524

Total stockholders’ equity	547,950	478,689

Total liabilities and stockholders’ equity	$809,263	$735,497

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Consolidated Statements of Cash Flow

	Nine Months Ended
	June 30,
	2007	2006
	(Unaudited, in thousands)

Operating activities:
Net earnings	$62,123	$52,811
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation, depletion and amortization	26,547	22,340
Postretirement settlement gain	(887)	—
Contractual pension termination benefit	850	—
Net gain of sales of property, plant and equipment	(59)	(186)
Stock compensation expense	2,910	2,253
Excess tax benefits from stock compensation	(8,784)	(2,547)
Deferred income taxes	5,247	(13,364)
Reclassification of unrealized losses on derivatives to earnings	184	214
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(5,817)	(1,860)
Inventories	(26,868)	(7,559)
Accounts payable and accrued liabilities	(8,982)	(14,874)
Income taxes payable	8,619	7,026
Other, net	1,623	(1,189)

Total adjustment	(5,417)	(9,746)

Net cash provided by operating activities	56,706	43,065

Investing activities:
Payments for purchase of property, plant and equipment	(22,667)	(19,661)
Proceeds from sales of property, plant and equipment	165	695
Business acquisition, net of cash acquired	(34,611)	—

Net cash used in investing activities	(57,113)	(18,966)

Financing activities:
Cash dividends paid	(10,969)	(10,643)
Proceeds from sales of treasury stock	8,612	3,287
Purchase of treasury stock	(7,888)	(15,370)
Excess tax benefits from stock compensation	8,784	2,547
Net borrowings (payments) under revolving lines	(3,500)	(8,475)
Payments of long-term debt	(13,635)	(13,535)

Net cash used in financing activities	(18,596)	(42,189)

Effect of exchange rate changes on cash	3,757	431

Net change in cash and cash equivalents	(15,246)	(17,659)
Cash and cash equivalents at beginning of period	83,718	84,597

Cash and cash equivalents at end of period	$68,472	$66,938

Supplemental cash flow information:
Interest paid	$4,665	$5,208
Income taxes paid	16,492	12,648
Non-cash investing activities:
Liabilities assumed in business acquisition	$24,636	$—

See accompanying Notes to Consolidated Financial Statements.

WOODWARD

Notes to Consolidated Financial Statements (Unaudited, Continued)
(Amounts in thousands, except per share)

(1)  Overview:

The consolidated balance sheet as of June 30, 2007, the consolidated statements of earnings for the three and nine months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended June 30, 2007 and 2006, were prepared by the Company without audit. The September 30, 2006, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Information in this 10-Q report is based in part on estimates and is subject to year-end adjustments and audit. In our opinion, we have made all adjustments necessary to present fairly the Company’s financial position as of June 30, 2007, the results of its operations for the three and nine months ended June 30, 2007 and 2006, and its cash flows for the nine months ended June 30, 2007 and 2006. All such adjustments were of a normal and recurring nature. The statements were prepared following the accounting policies described in the Company’s 2006 annual report on Form 10-K and should be read with the notes to the consolidated financial statements in the annual report. The consolidated statements of earnings for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for other interim periods or for the full year.

(2)  Earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Numerator:
Net earnings	$23,974	$28,918	$62,123	$52,811

Denominator:
Basic	34,357	34,410	34,240	34,421
Assumed exercise of stock options	981	844	959	847

Diluted	35,338	35,254	35,199	35,268

Income per common share
Basic:
Net earnings	$0.70	$0.84	$1.81	$1.53

Diluted:
Net earnings	$0.68	$0.82	$1.76	$1.50

The following stock options were outstanding during the three and nine months ended June 30, 2007 and 2006, but were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Options	4	410	305	339

(3)  Business acquisition:

On October 31, 2006, we acquired 100 percent of the stock of SEG Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (SEG) and a related receivable from SEG that was held by one of the sellers. The acquisition provides us with technologies and products that complement our power generation system solutions. Headquartered in Kempen,

WOODWARD

Notes to Consolidated Financial Statements —  (Continued)

Germany, SEG designs and manufactures a wide range of protection and comprehensive control systems for power generation and distribution applications, power inverters for wind turbines, and complete electrical systems for gas and diesel engine based power stations.

The cost of the acquisition of SEG totaled $44,929, consisting of $34,611 of cash and $10,318 of assumed debt obligations. Of this amount, $12,389 was recognized as intangibles. However, the cost of the acquisition and the related allocation of the acquisition cost are subject to change. The cost of the acquisition may increase or decrease based on the final determination of the direct acquisition costs. Also, we are in the process of finalizing valuations of property, plant and equipment, other intangibles, and estimates of liabilities associated with the acquisition. We currently expect to finalize the cost of the acquisition and the related allocation of the acquisition cost as of the end of the fiscal year.

The results of SEG’s operations are included in our consolidated statements of earnings from the beginning of November 2006. If we had completed the acquisition on October 1, 2005, our net sales and net earnings for the three and nine months ended June 30, 2007 and 2006 would not have been materially different from amounts reported in the statements of consolidated earnings.

(4)  Income taxes:

Income taxes for the nine months ended June 30, 2007 includes an expense reduction of $1,177 related to the retroactive extension of the U.S. research and experimentation tax credit. This expense reduction relates to the estimated amount of the credit applicable to the period January 1, 2006 through September 30, 2006. Income taxes for the three and nine months ended June 30, 2006 included a tax benefit of $13,710 which resulted form changes in valuation allowances related to deferred taxes.

(5)  Inventories:

	At June 30,	At September 30,
	2007	2006

Raw materials	$7,046	$5,495
Component parts	104,066	91,644
Work in progress	43,981	30,124
Finished goods	33,092	21,909

	$188,185	$149,172

(6)  Property, plant and equipment:

	At June 30,	At September 30,
	2007	2006

Land	$12,055	$9,800
Buildings and equipment	176,713	158,276
Machinery and equipment	277,320	248,907
Construction in progress	8,607	11,181

	474,695	428,164
Less accumulated depreciation	324,095	303,988

Property, plant and equipment, net	$150,600	$124,176

WOODWARD

Notes to Consolidated Financial Statements —  (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Depreciation expense	$7,162	$5,871	$20,690	$17,110

(7)  Goodwill:

Industrial Controls:
Balance at September 30, 2006	$69,962
Foreign currency exchange rate changes	1,263

Balance at June 30, 2007	$71,225

Aircraft Engine Systems:
Balance at September 30, 2006 and June 30, 2007	$62,122

Consolidated:
Balance at September 30, 2006	$132,084
Foreign currency exchange rate changes	1,263

Balance at June 30, 2007	$133,347

WOODWARD

Notes to Consolidated Financial Statements —  (Continued)

(8)  Other intangibles — net:

	At June 30,	At September 30,
	2007	2006

Industrial Controls:
Customer relationships
Acquired	$36,387	$37,387
Less accumulated amortization	12,313	11,414

	24,074	25,973
Other
Acquired	43,346	31,072
Less accumulated amortization	14,616	12,739

	28,730	18,333

Total	$52,804	$44,306

Aircraft Engine Systems:
Customer relationships
Acquired	$28,547	$28,547
Less accumulated amortization	8,644	7,930

	19,903	20,617
Other
Acquired	11,785	11,785
Less accumulated amortization	5,418	4,971

	6,367	6,814

Total	$26,270	$27,431

Consolidated:
Customer relationships
Acquired	$64,934	$65,934
Less accumulated amortization	20,957	19,344

	43,977	46,590
Other
Acquired	55,131	42,857
Less accumulated amortization	20,034	17,710

	35,097	25,147

Total	$79,074	$71,737

Amortization expense associated with intangibles is expected to be approximately $7,800; $7,100; $6,700; $6,600; and $6,500 for 2007, 2008, 2009, 2010 and 2011, respectively.

WOODWARD

Notes to Consolidated Financial Statements —  (Continued)

(9)  Accrued liabilities:

	At June 30,	At September 30,
	2007	2006

Salaries and other member benefits	$36,562	$28,673
Warranties	5,977	5,832
Legal matter	—	8,500
Taxes, other than income	2,586	4,391
Other, net	22,022	19,481

	$67,147	$66,877

Provisions of our sales agreements include product warranties customary to such agreements. We establish accruals for specifically identified warranty issues that are probable to result in future costs. We also accrue for warranty costs on a non-specific basis whenever past experience indicates that such costs are probable and can be reasonably estimated. A reconciliation of accrued product warranties from September 30, 2006, to June 30, 2007, follows:

Balance at September 30, 2006	$5,832
Accruals related to warranties issued during the period	4,244
Adjustments to pre-existing warranty liabilities	(587)
Settlements of amounts accrued	(3,608)
Foreign currency exchange rate changes	96

Balance at June 30, 2007	$5,977

(10)  Other liabilities:

	At June 30,	At September 30,
	2007	2006

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$52,810	$55,075
Other, net	17,883	16,115

	$70,693	$71,190

WOODWARD

Notes to Consolidated Financial Statements —  (Continued)

(11)  Retirement benefits:

We provide various benefits to eligible members of our Company, including pension benefits associated with defined benefit plans and retirement healthcare benefits. Components of net periodic benefit cost and Company contributions for these plans were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Retirement pension benefits: United States
Pension benefits cost, net
Interest cost	$259	$285	$776	$856
Expected return on plan assets	(329)	(294)	(987)	(884)
Amortization of prior service cost	(65)	—	(195)	—
Amortization of loss	61	63	183	189

	$(74)	$54	$(223)	$161

Company contributions	$—	$—	$—	$—

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Retirement pension benefits: other countries
Pension benefits cost, net
Service cost	$330	$281	$972	$900
Interest cost	641	538	1,904	1,623
Expected return on plan assets	(601)	(488)	(1,785)	(1,474)
Amortization of unrecognized transition obligation	22	22	67	68
Amortization of prior service cost	(2)	(2)	(6)	(6)
Amortization of loss	95	98	281	297
Contractual termination benefits	(132)	—	711	—

	$353	$449	$2,144	$1,408

Company contributions	$657	$423	$1,939	$1,020

WOODWARD

Notes to Consolidated Financial Statements —  (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Retirement healthcare benefits
Periodic benefit cost, net
Service cost	$75	$96	$224	$287
Interest cost	619	688	1,857	2,066
Amortization of prior service cost	(630)	(630)	(1,890)	(1,890)
Amortization of loss	65	299	195	897
Curtailment gain	(6)	—	(893)	—

	$122	$453	$(507)	$1,360

Company contributions	$716	$892	$1,854	$2,160

Both the contractual termination benefits cost and the settlement gains reflected in the tables above were recognized in the Industrial Controls segment. The contractual termination benefits reflect an increase in our pension obligations for certain participants as a result of workforce management actions. The settlement gains reflect settlements with certain participants who relieved us of obligations for future retirement healthcare payments.

We are entitled to a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We received no subsidy for the three months and a subsidy of $563 for the nine months ended June 30, 2007. We currently expect to receive an additional $238 during the year ending September 30, 2007. We paid prescription drug benefits of $534 during the three months and $1,718 during the nine months ended June 30, 2007. We expect to pay additional prescription drug benefits of approximately $550 for the year ending September 30, 2007.

(12)  Accumulated other comprehensive earnings:

Accumulated other comprehensive earnings, of $18,234 at June 30, 2007, consisted of the following items:

Accumulated foreign currency translation adjustments:
Balance at September 30, 2006	$17,100
Translation adjustments	8,713
Taxes associated with translation adjustments	(3,310)

Balance at June 30, 2007	$22,503

Accumulated unrealized derivative losses:
Balance at September 30, 2006	$(484)
Reclassification of interest expense	184
Taxes associated with interest reclassification	(70)

Balance at June 30, 2007	$(370)

Accumulated minimum pension liability adjustments:
Balance at September 30, 2006	$(3,997)
Minimum pension liability adjustment	158
Taxes associated with minimum pension liability adjustment	(60)

Balance at June 30, 2007	$(3,899)

WOODWARD

Notes to Consolidated Financial Statements —  (Continued)

(13)  Total comprehensive earnings:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net earnings	$23,974	$28,918	$62,123	$52,811
Other comprehensive earnings
Foreign currency translation adjustments	1,338	1,969	5,403	1,553
Reclassification of unrealized losses on derivatives to earnings	38	44	114	132
Minimum pension liability adjustment	—	—	98	—

Total comprehensive earnings	$25,350	$30,931	$67,738	$54,496

(14)  Contingencies:

The Company is currently involved in pending or threatened litigation or other legal proceedings regarding product liability, employment and commercial matters arising from the normal course of business. The Company accrues for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including $9,500 previously accrued on a specific legal matter, most of which was accrued during fiscal 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which are not accrued. While it is possible that there could be additional losses that have not been accrued, the Company currently believes the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate.

The Company was a defendant in the legal matter referenced above, which was a class action lawsuit filed in the U.S. District Court for Northern District of Illinois regarding alleged discrimination on the basis of race, national origin, and gender in our Winnebago County, Illinois, facilities. On April 17, 2007, a U.S. District Court Judge granted final approval of a Consent Decree that included a $5,000 settlement of the class action and EEOC matters, with the balance of the previously accrued amount relating to legal and other associated expenses, all of which were paid during this fiscal year. We do not expect to incur any additional settlement or legal expenses related to this matter.

In addition, on April 30, 2007, the Company was notified of an adverse arbitration ruling on a matter that was initiated by the Company and outstanding since 2002. As a result of the ruling, the Company incurred a pre-tax loss in the second fiscal quarter of $4,026 in relation to the arbitration finding.

The Company files income tax returns in various jurisdictions worldwide, which are subject to audit. The Company has accrued for our estimate of the most likely amount of expenses that the Company believes will result from income tax audit adjustments.

The Company does not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the Company, the Company may be required to pay termination benefits to certain executive officers.

WOODWARD

Notes to Consolidated Financial Statements —  (Continued)

(15)  Segment information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Industrial Controls:
External net sales	$177,013	$137,930	$488,659	$394,419
Intersegment sales	417	519	1,618	1,367
Segment earnings	22,904	16,406	63,341	41,058
Aircraft Engine Systems:
External net sales	92,013	$79,123	262,913	$227,185
Intersegment sales	660	1,619	2,552	3,733
Segment earnings	21,814	14,753	61,466	45,619

The difference between total segment earnings and the consolidated earnings before income tax follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Total segment earnings	$44,718	$31,159	$124,807	$86,677
Nonsegment expenses	(6,925)	(9,035)	(27,687)	(26,896)
Interest expense, net	(653)	(545)	(1,918)	(1,906)

Consolidated earnings before income taxes	$37,140	$21,579	$95,202	$57,875

Segment assets were as follows:

	At June 30,	At September 30,
	2007	2006

Industrial Controls	$439,977	$360,577
Aircraft Engine Systems	240,323	229,269
Nonsegment assets	128,963	145,651

Consolidated total assets	809,263	735,497

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share)

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Quarterly Report of Form 10-Q (the “Report”). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended September 30, 2006, Quarterly Report on Form 10-Q for the period ended March 31, 2007, and subsequent reports on Form 8-K, which discuss our business in greater detail.

The section entitled “Risk Factors” set forth in Item 1A (and incorporating other filings by reference) under Part II — Other Information, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. These risks, in addition to the other information in this Report and in our other filings with the SEC, should be carefully considered before deciding to purchase, hold or sell our securities.

Various statements in this Report, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements‘ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “forecast,” “outlook,” “target,” “plan,” “believe,” “can,” “could,” “should,” “may,” “will,” “seek,” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under “Item 1A -Risk Factors” or elsewhere in this Report and include, without limitation, potential problems with suppliers, changes in the competitive marketplace, potential loss of key customers, significant product liability or other claims, product recalls, difficulties with new product development, the introduction of new products by our competitors, changes in the economy, FAA or other regulatory actions affecting new or existing products, changes in government regulations, use of hazardous or environmentally sensitive materials, inability to implement new information technology systems, inability to integrate new acquisitions, fluctuation in foreign currency exchange rates, and other events. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-Q will, in fact, transpire.

Overview

Woodward designs, manufactures, and services energy control systems and components for aircraft and industrial engines and turbines and electronic control systems for both power generation and distribution. Leading Original Equipment Manufacturers (“OEMs”) throughout the world use our products and services in the aerospace, power generation, transportation and process industry markets.

Our strategic focus is Energy Control and Optimization Solutions. The control of energy — fluid energy, combustion, electrical energy and motion — is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions, and operations of power equipment. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation, and electronic systems. We focus primarily on OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.

We have two operating segments: Industrial Controls and Aircraft Engine Systems. Industrial Controls is focused on systems and components that provide energy control and optimization solutions for industrial markets, which includes power generation, transportation, and process industries. Aircraft Engine Systems is focused on systems and components that provide energy control and optimization solutions for the aerospace market. We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.

Industrial Controls’ segment earnings for the third quarter increased to 12.9% of sales from 11.9% of sales a year ago. Industrial Controls’ segment earnings for the nine-month period increased to 13.0% of sales from 10.4% of sales a year ago. This improvement is primarily attributable to continuous improvement efforts related to operating margins and the positive impact of higher sales on our fixed cost base.

Aircraft Engine Systems’ third quarter earnings increased to 23.7% of sales from 18.6% from the third quarter a year ago. Aircraft Engine Systems’ nine-month period earnings increased to 23.4% of sales from 20.1% from the same period a year ago. This improvement reflects a favorable product mix due to increased aftermarket sales partially offset by an increase in research and development costs.

Our nine-month period results this year also included the effect of the retroactive extension of the U.S. research and experimentation tax credit, which improved net earnings by $1,177 or $0.03 per diluted share. The nine-month period results for 2006 benefited from a reduction in the deferred tax asset valuation allowance of $13,710 or $0.39 per diluted share.

At June 30, 2007, our total assets were $809,263, including $68,472 in cash and cash equivalents, and our total debt was $66,769. Together with our line of credit, we are well positioned to fund expanded research and development and to explore other investment opportunities consistent with our focused strategies.

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

Results of Operations

Sales

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Industrial Controls	$177,013	$137,930	$488,659	$394,419
Aircraft Engine Systems	92,013	79,123	262,913	227,185

Consolidated net sales	$269,026	$217,053	$751,572	$621,604

Industrial Controls’ external net sales increased in the three and nine months ended June 30, 2007, compared to the same periods a year ago primarily due to the business acquisition, discussed below, and higher sales in the power generation, marine and turbine markets.

Aircraft Engine Systems’ external net sales increased in the three and nine months ended June 30, 2007, compared to the same periods a year ago. The increase was related to higher production levels of aircraft engines by our customers to support the requirements of Boeing, Airbus, and other airframe manufacturers. In addition, aircraft usage has increased which has positively affected our aftermarket sales.

Costs and Expenses

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of goods sold	$186,055	$154,089	$519,970	$448,055
Selling, general and administrative expenses	27,345	23,234	84,325	69,548
Research and development costs	17,011	16,793	46,911	41,772
Other expenses	3,234	3,184	9,805	9,612
Interest and other income	(1,759)	(1,826)	(4,641)	(5,258)

Consolidated costs and expenses	$231,886	$195,474	$656,370	$563,729

Cost of goods sold increased in both the three months and nine months ended June 30, 2007, as compared to the same periods last year, primarily due to the business acquisition and an increase in sales volume.

Gross margins (as measured by net sales less cost of goods sold) increased to 30.8% for the three and nine months ended June 30, 2007 from 29.0% and 27.9% for the three and nine months ended June 30, 2006, respectively. The improvement in gross margins reflects higher sales on our fixed overhead costs and the result of continued cost reduction initiatives.

Selling, general and administrative expenses increased in both the three months and nine months ended June 30, 2007, as compared to the same periods last year primarily due to inclusion of the operating results of a business acquisition and higher professional fees. Sales, general and administrative expenses as a percent of sales decreased slightly for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and remained constant for the nine-month periods.

Research and development costs increased in the nine months ended June 30, 2007, as compared to the same period last year, reflecting higher levels of development activity and the inclusion of our business acquisition, discussed below. Research and development costs decreased as a percent of sales period-to-period.

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

Aircraft Engine Systems is developing new aircraft turbine programs for both commercial and military aircraft. Most significantly, we are developing components and an integrated fuel system for the new GEnx turbofan engine for the Boeing 787, Airbus A350, and Boeing 747-8, and components for the GE Rolls-Royce F136 and Pratt & Whitney F135 engines that are the two propulsion choices to power Lockheed Martin’s Joint Strike Fighter aircraft, and components for the T700-GE-701D engine that will be used to upgrade the Sikorsky Black Hawk and Boeing Apache helicopters, among others.

Earnings

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Industrial Controls	$22,904	$16,406	$63,341	$41,058
Aircraft Engine Systems	21,814	14,753	61,466	45,619

Total segment earnings	44,718	31,159	124,807	86,677
Nonsegment expense	(6,925)	(9,035)	(27,687)	(26,896)
Interest income and expense	(653)	(545)	(1,918)	(1,906)

Consolidated earnings before income taxes	37,140	21,579	95,202	57,875
Income tax (benefit)	13,166	(7,339)	33,079	5,064

Consolidated net earnings	$23,974	$28,918	$62,123	$52,811

Industrial Controls’ segment earnings increased in both the three months and nine months ended June 30, 2007, as compared to the same periods last year due to the following:

	Three-Month	Nine-Month
	Period	Period

At June 30, 2006	$16,406	$41,058
Increase in sales volume	10,684	23,799
Improved gross margins	4,684	21,776
Variable compensation	(2,245)	(5,777)
Operating expenses of the acquired business	(4,007)	(10,256)
Other, net	(2,618)	(7,259)

At June 30, 2007	$22,904	$63,341

The earnings increase is primarily attributable to our business acquisition, discussed below, and continuous improvement efforts related to operating margins and the positive impact of higher sales on our fixed costs base.

Industrial Controls’ segment earnings also included the results of our business acquisition, discussed below. The operating expenses of the acquired business reflected above are for selling, general and administrative expenses and research and development costs.

On October 31, 2006, we acquired 100 percent of the stock of SEG Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (SEG) and a related receivable from SEG that was held by one of the sellers. The acquisition provides us with technologies and products that complement our power generation system solutions. Headquartered in Kempen, Germany, SEG designs and manufactures a wide range of protection and comprehensive control systems for power generation and distribution applications, power inverters for wind turbines, and complete electrical systems for gas and diesel engine based power stations.

The cost of the acquisition of SEG totaled $44,929, consisting of $34,611 of cash and $10,318 of assumed debt obligations. Of this amount, $12,389 was recognized as intangibles. However, the cost of the acquisition and the related allocation of the acquisition cost are subject to change. The cost of the acquisition may increase or decrease based on the final determination of the direct acquisition costs. Also, we are in the process of finalizing valuations of property, plant and equipment, other intangibles, and estimates of liabilities associated with the acquisition. We currently expect to finalize the cost of the acquisition and the related allocation of the acquisition cost as of the end of the fiscal year.

Aircraft Engine Systems’ segment earnings increased in the three and nine months ended June 30, 2007 as compared to the same periods last year due to the following:

	Three-Month	Nine-Month
	Period	Period

At June 30, 2006	$14,753	$45,619
Increase in sales volume	4,429	12,170
Improved gross margins	2,390	6,010
Variable compensation	(1,493)	(3,692)
Research and development costs	2,142	2,561
Other, net	(407)	(1,202)

At June 30, 2007	$21,814	$61,466

The increase in earnings reflects a favorable product mix due to increased aftermarket sales, partially offset by an increase in research and development costs.

Income taxes were provided at an effective rate on earnings before income taxes of 35.4% and 34.7% for the three and nine months ended June 30, 2007, respectively. During the nine months ended June 30, 2007, the U.S. research and experimentation tax credit was extended and made retroactive to January 1, 2006. As a result, we reflected the effect of the extension in our first quarter this year, which reduced our income tax expense by $1,177. This relates to the amount of the credit attributable to the period January 1, 2006 through September 30, 2006. Income taxes for the three and nine months ended June 30, 2006 included a tax benefit of $13,710 which resulted from changes in valuation allowances related to deferred taxes.

Among other changes in our effective tax rate are the effects of changes in the relative mix of earnings by tax jurisdiction, which affect the comparison of foreign and state income tax rates relative to the United States federal statutory rate.

Financial Condition

Assets

	At June 30,	At September 30,
	2007	2006

Industrial Controls	$439,977	$360,577
Aircraft Engine Systems	240,353	229,269
Nonsegment assets	128,933	145,651

Consolidated total assets	$809,263	$735,497

Industrial Controls’ segment assets increased in the nine months ended June 30, 2007, primarily as a result of the business acquisition, discussed above.

Aircraft Engine Systems’ segment assets increased in the nine months ended June 30, 2007, primarily due to an increase in inventory levels.

Nonsegment assets decreased in the nine months ended June 30, 2007, primarily because of a decrease in cash and cash equivalents related to the business acquisition. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.

Other Balance Sheet Measures

	At June 30,	At September 30,
	2007	2006

Working capital	$293,022	$260,243
Long-term debt, less current portion	46,514	58,379
Other liabilities	70,693	71,190
Shareholders’ equity	547,950	478,689

Working capital (current assets less current liabilities) increased at June 30, 2007 from September 30, 2006 primarily as a result of an increase in inventories and accounts receivable, partially offset by an increase in short-term borrowings and accounts payable.

Long-term debt, less current portion decreased in the nine months ended June 30, 2007, as a result of payments made during the period. We currently have a revolving line of credit facility with a syndicate of U.S. banks totaling $100,000, with an option to increase the amount of the line to $175,000 if we choose. The line of credit facility expires on March 11, 2010. In addition, we have other line of credit facilities, which totaled $17,700 at September 30, 2006, that are generally reviewed annually for renewal. The total amount of borrowings under all facilities was $4,601 and $517 at June 30, 2007 and September 30, 2006, respectively.

Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to Earnings Before Income taxes, Depreciation and Amortization, as defined in the agreements. We were in compliance with all covenants at June 30, 2007.

Commitments and contingencies at June 30, 2007, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding product liability, employment and commercial matters arising from the normal course of business. We accrue for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including $9,500 previously accrued on a specific legal matter, most of which was accrued during fiscal 2006. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which are not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate.

We were a defendant in the legal matter referenced above, which was a class action lawsuit filed in the U.S. District Court for Northern District of Illinois regarding alleged discrimination on the basis of race, national origin, and gender in our Winnebago County, Illinois, facilities. On April 17, 2007, a U.S. District Court Judge granted final approval of a Consent Decree that included a $5,000 settlement of the class action and EEOC matters, with the balance of the previously amount accrued relating to legal and other associated expenses, all of which were paid during this fiscal year. We do not expect to incur any additional settlement or legal expenses related to this matter.

In addition, on April 30, 2007, we were notified of an adverse arbitration ruling on a matter that was initiated by us and outstanding since 2002. As a result of the ruling, we incurred a pre-tax loss in our second fiscal quarter of $4,026 in relation to the arbitration finding.

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

Stockholders’ equity increased in the nine months ended June 30, 2007. Increases due to Net Earnings and sales of Treasury Stock during the nine months were partially offset by cash dividend payments and purchases of Treasury Stock.

On July 25, 2006, the Board of Directors authorized the repurchase of up to $50,000 of our outstanding shares of common stock on the open market and private transactions over a three-year period that will end on July 25, 2009. Through June 30, 2007, we have purchased $6,936, or 221 shares, of our common stock under this authorization.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pensions, and retirement healthcare. These contractual obligations are summarized and discussed more fully in the Management’s Discussion and Analysis in our 2006 annual report on Form 10-K for the year ended September 30, 2006.

Cash Flows

	Nine Months Ended
	June 30,
	2007	2006

Net cash provided by operating activities	$56,706	$43,065
Net cash used in investing activities	57,113	18,966
Net cash used in financing activities	18,596	42,189

Net cash flows provided by operating activities increased by $13,641 in the nine months ended June 30, 2007, as compared to the same period a year ago primarily due to an increase in Net Earnings and Deferred Income Taxes, partially offset by an increase in Inventories.

Net cash flows used in investing activities increased by $38,147 in the nine months ended June 30, 2007, compared to the same period a year ago primarily as a result of a business acquisition.

Net cash flows used in financing activities decreased by $23,593 million in the nine months ended June 30, 2007, as compared to the same period a year ago primarily as a result of increased sales of Treasury Stock and a decrease in the purchase of Treasury Stock and payments on our borrowing under the revolving lines of credit.

Financing Arrangements

Payments on our senior notes, totaling $53,600, are due over the 2008 - 2012 timeframe. Also, we have a $100,000 line of credit facility that includes an option to increase the amount of the line up to $175,000 that does not expire until March 11, 2010. Despite these factors, it is possible that business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning October 1, 2008. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial position, results of operations and related disclosures.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The provisions of FAS 157 are effective for the Company’s fiscal year beginning October 1, 2008. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial position, results of operations and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest expense on our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2006.

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

Thomas A. Gendron and Robert F. Weber, Jr. evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed as described in the preceding paragraph.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is contained in Note 14 to the Consolidated Financial Statements contained in this Report and is incorporated by reference.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized in “Item 1A. — Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2006, when making investment decisions regarding our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

					(d)(2)
					Maximum Number
				(c)	(or Approximate
	(a)			Total Number of	Dollar Value) of
	Total		(b)	Shares Purchased as	Shares That May
	Number of		Average	Part of Publicly	Yet be Purchased
	Shares		Price Paid	Announced Plans	Under the Plans
Period	Purchased		per Share	or Programs	or Programs

April 1, 2007 through April 30, 2007	—		—	—	$43,064,045
May 1, 2007 through May 31, 2007	—		—	—	$43,064,045
June 1, 2007 through June 30, 2007	362	(1)	$55.82	—	$43,064,045

(1)	We purchased 362 shares on the open market related to the reinvestment of dividends for treasury shares held for deferred compensation in June 2007.

(2)	On July 25, 2006, the Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock on the open market and private transactions over a three-year period that will end on

July 25, 2009. Through June 30, 2007 we purchased $6.9 million of our common stock under this authorization. There have been no terminations or expirations since the approval date.

Sales of common stock issued from treasury to one of the Company’s directors during the nine months ended June 30, 2007, consisted of the following:

	Total Shares	Consideration
	Purchased	Received

November 16, 2006	270	$9,985
January 25, 2007	149	6,018
May 1, 2007	119	5,962

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders.

Item 6.	Exhibits

(a)  Exhibits Filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

/s/  THOMAS A. GENDRON
Thomas A. Gendron,
Chairman and Chief Executive Officer

Date: July 24, 2007

/s/  ROBERT F. WEBER, JR.
Robert F. Weber, Jr.,
Chief Financial Officer and Treasurer

Date: July 24, 2007

WOODWARD GOVERNOR COMPANY

EXHIBIT INDEX

Exhibit
Number	Description

10.12	Compensatory Arrangement with A. Christopher Fawzy dated May 23, 2007, filed as an exhibit.
31.1	Rule 13a-14(a)/15d-14(a) certifications of Thomas A. Gendron
31.2	Rule 13a-14(a)/15d-14(a) certifications of Robert F. Weber, Jr
32.1	Section 1350 certifications