Form 10-K
period 2007-09-30
WOODWARD GOVERNOR CO
filed 2007-11-29
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-8408

WOODWARD GOVERNOR COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-1984010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 East Drake Road, Fort Collins, Colorado	80525 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(970) 482-5811

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 30, 2007 as reported on the NASDAQ Global Select Market on that date: $1,187,051,000. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Governor Company Charitable Trust, as of March 30, 2007, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

Number of shares of the registrant’s common stock outstanding as of November 20, 2007: 33,872,397.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2007 annual meeting of shareholders to be held January 23, 2008, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

PART I

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecasts,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason. Forward-looking statements may include, among others, statements relating to:

•	Future sales, earnings, cash flow, and other measures of financial performance

•	Description of our plans and obligations for future operations

•	The effect of economic downturns or growth in particular regions

•	The effect of changes in the level of activity in particular industries or markets

•	The availability and cost of materials, components, services, and supplies

•	The scope, nature, or impact of acquisition activity and integration into our businesses

•	The development, production, and support of advanced technologies and new products and services

•	New business opportunities

•	The outcome of contingencies

•	Future repurchases of common stock

•	Future levels of indebtedness and capital spending

•	Pension plan assumptions and future contributions

Item 1.	Business

General

Woodward Governor Company (“Woodward” or the “Company”) is one of the largest independent designers, manufacturers, and service providers of energy control and optimization solutions for reciprocating engine, aircraft and industrial turbines, and electrical power system equipment. Leading original equipment manufacturers (“OEMs”) throughout the world use our products and services in the power generation, power distribution, aerospace, transportation, and process industries markets.

We were established in 1870 and incorporated in 1902. We serve global markets from locations worldwide and are headquartered in Fort Collins, Colorado. The mailing address of our headquarters is 1000 East Drake Road, Fort Collins, Colorado 80525, and our telephone number at that location is (970) 482-5811. Our Website is www.woodward.com.

Products and Services

Worldwide demand for fuel-efficient, low emission, high-performance energy systems drives our business. We integrate our technologies into fuel, combustion, fluid, actuation, and electronic control systems for OEMs and equipment packagers. Our customers use Woodward systems and components for controlling engines, turbines, and associated equipment in power generation, power distribution, transportation, process industries, and aerospace markets.

Energy control technology and optimization solutions are our strength. We are focused on accurately and precisely controlling energy by integrating our components into systems that improve the emissions performance, reliability, and fuel efficiency of our customers’ products, helping ensure a better environment.

To penetrate our markets, our strategy focuses on maintaining and developing expertise in technologies that are used in the development of components and integrated systems for power equipment used by customers worldwide.

•	Strategic Focus: Energy Control and Optimization Solutions. Our key areas of focus are fluid energy, combustion control, electrical energy, and motion control.

•	Leverage: Core Technologies. Our core technologies include valves, servo actuators, combustion sensing, digital electronics, fuel injection, electric actuation, ignition, power electronics, pumps, and alternating current measurement and control.

•	Integrate: Systems. Our systems include fuel systems, combustion systems, fluid systems, actuation systems, and electronic systems.

•	Apply: OEM and Equipment Packagers. Our OEM and equipment packager customers use our systems and components in their products, including diesel engines, turbines, gas engines, compressors, generator sets, switchgears, and industrial vehicles.

•	Serve: Market Applications. Ultimately, our systems and components are used in products that are sold into four key markets — electric power, transportation, process industries, and aerospace.

We believe all of our business segments have a significant competitive position within their markets for components and integrated systems. We compete with several other manufacturers, including the in-house operations of certain OEMs. While published information is not available in sufficient detail to enable an accurate assessment, we do not believe any company holds a dominant competitive position. Companies compete principally on technology, price, quality, and customer service. In our opinion, our prices are competitive, and our technology, quality and customer service are favorable competitive factors.

Principal Lines of Business

Beginning in the fourth quarter of 2007, we realigned our operations into the following three business segments in order to better align our operations with the evolving nature of our customers and markets:

•	Turbine Systems combines the former Aircraft Engine Systems business segment with the industrial gas turbine and process industries businesses previously included in the Industrial Controls business segment. Turbine Systems is focused on systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Engine Systems was formerly part of the Industrial Controls business segment. Engine Systems is focused on systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which include power generation, transportation, and process industries.

•	Electrical Power Systems was formerly part of the Industrial Controls business segment. Electrical Power Systems is focused on systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which include power generation, power distribution, transportation, and process industries.

All segment information for the quarters ended December 31, 2006, March 31, 2007, and June 30, 2007 and the years ended September 30, 2005 and 2006 has been restated to reflect the realigned segment structure.

Information about our operations in 2007 and outlook for the future, including certain segment information, is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional segment information and certain geographical information are included in the Notes to the Consolidated

Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” Other information about our business follows.

Turbine Systems

We provide integrated control systems and control components such as electronics, actuators, valves, fuel systems and combustion systems through the Turbine Systems group to OEMs of gas turbines for use in aerospace and industrial power markets. We also sell components as spares or replacements and provide repair and overhaul services to these customers and other customers.

In 2007, customers exceeding 10% of sales in this segment were General Electric Company, United Technologies/Pratt & Whitney and the U.S. government, which accounted for approximately 36%, 14% and 12% of Turbine Systems’ sales, respectively.

We primarily sell Turbine Systems’ products and services directly to our customers, although we also generate some aftermarket sales through distributors, dealers, and independent service facilities.

Engine Systems

We provide integrated control systems and control components such as electronics, actuators, valves, fuel systems and combustion systems through the Engine Systems group primarily to OEMs of diesel engines, gas engines, steam turbines, and distributors for use in power generation, marine, transportation, and process applications. We also sell components as spares or replacements, and provide repair and overhaul services, to OEM customers and equipment operators.

In 2007, one customer exceeded 10% of sales in this segment. Caterpillar accounted for approximately 25% of Engine Systems’ sales.

We primarily sell Engine Systems’ products and services directly to our OEM customers. We also sell through our global channel partners (distributors, dealers, and independent service facilities) to support our OEMs’ customers and end users.

Electrical Power Systems

We provide integrated control systems and electronic control and protection modules through the Electrical Power Systems group primarily to OEMs of electrical power generation, distribution, conversion (predominantly wind power) and quality equipment using digital controls and inverter technologies. Sales are made primarily to OEMs of generator sets, wind turbine, and switchgear equipment. We also sell components as spares or replacements, and provide other related services to these customers and other customers.

In 2007, customers exceeding 10% of sales in this segment were Repower Systems AG and Ecotecnia, which accounted for approximately 17% and 10% of Electrical Power Systems’ sales, respectively.

We generally sell Electrical Power Systems’ products and services directly to our OEM customers, although we also generate sales to end users through distributors. Our customers demand technological solutions to meet their needs for security, quality, reliability, and availability of electrical power networks.

Customers

Some of our customers include Caterpillar, Ecotecnia, General Electric, Repower Systems AG, U.S. government, and United Technologies/Pratt & Whitney.

Two customers individually accounted for more than 10% of consolidated net sales in each of the years 2005 through 2007. Sales to General Electric were made by all of our segments and totaled approximately 20%, 22%, and 23% of sales during the years ended September 30, 2007, 2006, and 2005, respectively. Sales to Caterpillar were made by all of our segments and totaled approximately 10%, 11%, and 13% of sales during the years ended September 30, 2007, 2006, and 2005, respectively.

Backlog

Our backlog as of September 30 by segment was as follows (in thousands):

		% Expected to		% Expected to
		be Filled by		be Filled by
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2006	2007

Turbine Systems	$331,024	68%	$251,942	95%
Engine Systems	99,812	96	86,462	100
Electrical Power Systems	95,548	73	8,487	100

	$526,384	74	$346,891	96

Backlog orders are not necessarily an indicator of future billing levels because of variations in lead times and customer production demand pull systems.

Seasonality

We do not believe sales are subject to significant seasonal variation.

Research and Development

We spent, across our segments, approximately $65 million for company-sponsored research and development activities in 2007, $60 million in 2006, and $50 million in 2005.

Manufacturing

For our segments, our products consist of mechanical, electronic, and electromagnetic components. Mechanical components are machined primarily from aluminum, iron, and steel. Generally there are numerous sources for the raw materials and components used in our products, and they are believed to be sufficiently available to meet expected requirements. We carry certain finished goods and component parts inventory to meet rapid delivery requirements of customers, primarily for aftermarket needs.

Employees

As of September 30, 2007, we employed 4,248 full-time persons of whom 1,464 were located outside of the U.S. We consider the relationships with our employees to be positive.

In the U.S., all of our employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. Our President and Chief Executive Officer and our Chief Financial Officer each has a Change in Control Transition Agreement.

Outside of the U.S., the Company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Patents, Intellectual Property, and Licensing

Products for our segments make use of several patents and trademarks of various durations that we believe are collectively important. However, we do not consider any one patent or trademark material to our business.

Executive Officers of the Registrant

Set forth below is certain information with respect to the current executive officers. There are no family relationships between any of the executive officers listed below.

Thomas A. Gendron, Age 46. President, Chief Executive Officer, and Director since July 2005; President and Chief Operating Officer September 2002 through June 2005; Vice President and General Manager of Industrial

Controls June 2001 through September 2002; Vice President of Industrial Controls April 2000 through May 2001; Director of Global Marketing and Industrial Controls’ Business Development February 1999 through March 2000.

Robert F. Weber, Jr., Age 52. Chief Financial Officer and Treasurer since August 2005. Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate Vice President and General Manager — EMEA Auto. Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level.

Martin V. Glass, Age 50.  Group Vice President, Turbine Systems since September 2007; Vice President of the Aircraft Engine Systems Customer Business Segment December 2002 through August 2007; Director of Sales, Marketing and Engineering February 2000 through December 2002.

Dennis Benning, Age 66.  Group Vice President, Engine Systems since September 2007; Vice President, Center of Excellence Industrial Controls December 2002 through August 2007; General Manager, Center of Excellence Industrial Controls July 2002 through November 2002; Director of Operations, Aircraft Engine Systems January 2002 through June 2002.

Gerhard Lauffer, Age 46.  Group Vice President, Electrical Power Systems since September 2007. Vice President and General Manager Electronic Controls March 2002 through August 2007. Managing Director Leonhard-Reglerbau GmbH 1991 through March 2002.

A. Christopher Fawzy, Age 38. Vice President, General Counsel and Corporate Secretary since June 2007. Prior to joining Woodward, Mr. Fawzy was employed by Mentor Corporation, a global medical device company. He joined Mentor in 2001 and served as Corporate Counsel, then General Counsel in 2003, and was appointed Vice President, General Counsel and Secretary in 2004.

Information available on Woodward’s Website

Through a link on the Investor Information section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Shareholders may obtain, without charge, a single copy of Woodward’s 2007 Annual Report on Form 10-K upon written request to the Corporate Secretary, Woodward Governor Company, 1000 East Drake Road, Fort Collins, Colorado, 80525.

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

Company Risks

Customers that account for a significant portion of our sales may change suppliers, in-source production, or be less successful in the marketplace.

We have fewer customers than many other companies with similar sales volumes. Two customers individually accounted for more than 10% of consolidated net sales in each of the years 2005 through 2007. Sales to General Electric were made by all of our segments and totaled approximately 20%, 22%, and 23% of sales during the years ended September 30, 2007, 2006, and 2005, respectively. Sales to Caterpillar were made by all of our segments and totaled approximately 10%, 11%, and 13% of sales during the years ended September 30, 2007, 2006, and 2005, respectively. Our sales could decrease significantly if a large customer were to change suppliers, in-source production, or be less successful in the markets in which it participates.

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

Suppliers may be unable to provide us with materials of sufficient quality or quantity required to meet our production needs or at favorable prices.

We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers. We may experience an increase in costs for parts or materials that we source from our suppliers, or we may experience a shortage of materials for various reasons, such as high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, or production difficulties that may affect one or more of our suppliers. A significant increase in our costs, or a protracted interruption of supplies for any reason may adversely affect our financial condition and results of operations.

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

Over time, the fair values of long-lived assets change. We test goodwill for impairment annually, and more often if circumstances require. We also test property, plant, and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future impairment charges may occur if estimates of fair values decrease, which would reduce future earnings.

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

We use hazardous materials in our manufacturing operations. We also own facilities that were formerly owned and operated by others that used hazardous materials. The risk that a release of hazardous materials has occurred in the past, or will occur in the future, cannot be completely eliminated. As a result, we may need to undertake future environmental remediation activities that would negatively affect our future earnings and financial position.

Our performance depends on continued access to a stable workforce and on favorable labor relations with our employees.

Competition for technical personnel in the industry in which we compete is intense. Our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. There is no assurance that we will continue to be successful in recruiting qualified employees in the future. Any significant increases in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to employee turnover, changes in availability of qualified technical personnel or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our intellectual property rights may not be sufficient to protect all our products or technologies.

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks, and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks, or licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty; thus, any patents that we own or license from others may not provide us with adequate protection against competitors. Moreover, the laws of certain foreign countries do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.

If third parties claim we are infringing their intellectual property rights, we could suffer significant litigation, indemnification, or licensing expenses or be prevented from marketing our products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our current or future technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation we may face expensive litigation or indemnification obligations and may be prevented from selling existing products and pursuing product development or commercialization.

Product liability claims, product recalls or other liabilities associated with the products and services we provide may force us to pay substantial damage awards and other expenses that could exceed our accruals and insurance coverages.

The manufacture and sale of our products and the services we provide expose us to risk of product liability and other tort claims. Both currently and in the past, we have had a number of product liability claims relating to our products, and we will be subject to additional product liability claims in the future for both past and current products, some of which may have a negative impact on our business. We also provide certain services to our customers. As a result, we are subject to claims with respect to the services provided. In providing such services, we may rely on subcontractors to perform all or a portion of the contracted services. It is possible that we could be liable to our customers for work performed by a subcontractor. If a product liability or other claim or series of claims, including class action claims, is brought against us for uninsured liabilities or in excess of our insurance coverage or accruals, our business could suffer and such claim could have a material adverse effect on our results of operations or financial condition.

Amounts accrued for contingencies may be inadequate to cover the amount of loss when the matters are ultimately resolved.

In addition to intellectual property and product liability matters, we are currently involved or may become involved in pending or threatened litigation or other legal proceedings regarding employment and contractual matters arising from the normal course of business. We accrue for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There may be additional losses that have not been accrued that would reduce future earnings.

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

Operations and suppliers outside the United States may be subject to additional risks.

Our principal plants include facilities in China and Germany, as well as the United States. We also have suppliers for materials and parts outside the United States. The operations and sources of supply outside the United States could be disrupted by a natural disaster, war, political unrest, terrorist activity, public health concerns, or other unforeseen events that would be less likely to occur in the United States. Disruption of an overseas operation or significant supplier could adversely affect our business, financial condition, and results of operations.

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

Many of the components and systems we sell are used in harsh environments with stringent emissions standards. The technological expertise we have developed and maintained could become less valuable if a competitor were to develop a breakthrough technology that would allow them to match the performance of existing technologies at a lower cost. A breakthrough technology could also accelerate the rate of change in customer demands beyond what existing technologies are capable of achieving.

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

Our Turbine Systems segment accounted for 48% of our sales in 2007, with the majority of sales tied to commercial aviation. Market demand for our components and systems would be negatively affected by reductions in commercial airline travel and commercial airlines’ financial difficulties. Certain events have had a notable negative effect on passenger flight miles in the past, such as the terrorist actions of 2001, and the airlines’ revenues.

Increasing emission standards that drive certain product sales may be eased or delayed.

We sell components and systems that have been designed to meet demanding emission standards, including standards that have not yet been implemented but are intended to be soon. If these emission standards are eased, our future sales could be lower as potential customers select alternative products or delay adoption of our products.

Natural gas prices may increase significantly and disproportionately to other sources of fuels used for power generation.

Commercial producers of electricity use many of our components and systems, most predominately in their power plants that use natural gas as their fuel source. Commercial producers of electricity are often in a position to manage the use of different power plant facilities and make decisions based on operating costs. If natural gas prices were to increase significantly and disproportionately to other sources of fuels, it is likely that the use of our components and systems would decrease.

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

The market price of our common stock changes over time. The trading price of our common stock ranged from a low of $32.65 per share to a high of $66.28 per share in fiscal 2007. The causes of stock price volatility are related to many factors both within and outside management’s control. As a result, we may not be able to maintain or increase the value of our common stock.

The typical trading volume of our common stock may affect an investor’s ability to sell significant share holdings in the future without negatively affecting share price.

We currently have approximately 34 million shares of common stock outstanding. While the level of trading activity will vary by day, the typical trading level represents only a small percentage of shares outstanding. As a result, a seller of a significant number of shares in a short period of time could negatively affect our share price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal plants are as follows:

United States

Fort Collins, Colorado — Turbine Systems, Engine Systems and Electrical Power Systems manufacturing, engineering, and corporate headquarters
Loveland, Colorado — Turbine Systems and Engine Systems manufacturing and partially leased to a third party
Niles, Illinois — Engine Systems manufacturing and engineering
Rockford, Illinois — Turbine Systems manufacturing and engineering
Rockton, Illinois — Turbine Systems manufacturing and repair and overhaul
Zeeland, Michigan — Turbine Systems manufacturing and engineering
Greenville, South Carolina (leased) — Turbine Systems manufacturing and engineering

Other Countries

Suzhou, Peoples’ Republic of China (leased) — Engine Systems manufacturing
Aken, Germany (leased) — Engine Systems manufacturing and engineering
Kempen, Germany — Electrical Power Systems manufacturing and engineering
Stuttgart, Germany (leased) — Electrical Power Systems manufacturing
Prestwick, Scotland, United Kingdom (leased) — Turbine Systems repair and overhaul
Tianjin, China (leased) — Engine Systems manufacturing
Krakow, Poland (leased) — Electrical Power Systems manufacturing and engineering

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market and at November 20, 2007, there were approximately 1,220 holders of record. Cash dividends were declared quarterly during 2007 and 2006. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2007 and 2006 are included in the Notes to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

(a)	Recent Sales of Unregistered Securities

Sales of common stock issued from treasury to one of the company’s directors during the fourth quarter of 2007 consisted of the following:

Total
	Shares	Consideration
	Purchased	Received

July 1, 2007 through July 31, 2007	198	$12,001
August 1, 2007 through August 31, 2007	—	—
September 1, 2007 through September 30, 2007	—	—

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(b)	Issuer Purchases of Equity Securities

					Maximum Number
					(or Approximate
				Total Number	Dollar Value)
				of Shares	of Shares that
				Purchased as	May Yet
				Part of	Be Purchased
	Total Number		Average Price	Publicly Announced	Under the
	of Shares		Paid Per	Plans or	Plans or
Period	Purchased		Share	Programs	Programs(1)(2)

July 1, 2007 through July 31, 2007	—		$—	—	$43,064,045
August 1, 2007 through August 31, 2007	197,682		60.45	197,682	31,114,259
August 1, 2007 through August 31, 2007 under the accelerated stock repurchase agreement	453,524		58.87	453,524	4,415,301
September 1, 2007 through September 30, 2007	397	(3)	59.55	397	204,415,301

(1)	In July 2006, the Board of Directors authorized the repurchase of up to $50 million of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period (the “2006 Authorization”). During fiscal 2007, we purchased a total of $38.6 million of our common stock under the 2006 Authorization. Pursuant to the 2006 Authorization, in August 2007, we entered into an agreement with J.P. Morgan Chase Bank whereby we purchased 453,524 common shares in exchange for $31.1 million. Under the accelerated stock repurchase agreement, J.P. Morgan Chase Bank is to purchase an equivalent number of our common shares in the open market over a period of up to four months, and at the end of that period, additional shares may be delivered to or by us based on the volume-weighted average price of our common shares during the same period, subject to a cap and a floor as determined according to the terms of agreement. 75,000 common shares have been held back from the repurchase to allow for net share settlement, if required. This arrangement with J.P. Morgan Chase Bank completed the stock repurchase program previously authorized in July 2006.

(2)	During September 2007, the Board of Directors authorized a new stock repurchase program of up to $200 million of our outstanding shares of common stock on the open market or privately negotiated transactions over a three-year period that will end in October 2010.

(3)	We purchased 397 shares on the open market related to the reinvestment of dividends for treasury shares held for deferred compensation in September 2007.

Common stock performance

The graph depicted below shows a comparison of Woodward’s cumulative total return on its common stock for a five-year period with the cumulative total return of the S&P Small Cap 600 Index and the S&P Industrial Machinery Index.

(1)	The graph covers the period from September 30, 2002, the last trading date before the beginning of Woodward’s 2003 fiscal year, to September 28, 2007; the last trading date of Woodward’s 2007 fiscal year.

(2)	The graph assumes that the value of the investment in Woodward’s common stock and each index was $100 on September 30, 2002 and that all dividends were reinvested.

The information required by this item relating to securities authorized for issuance under equity plans is included under the caption “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for the 2007 Annual Meeting of Shareholders to be held January 23, 2008 and is incorporated herein by reference.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes which appear in ‘‘Item 8 - Financial Statements and Supplementary Data”, of this Annual Report.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(In thousands except per share amounts)

Net sales	$1,042,337	$854,515	$827,726	$709,805	$586,682
Net Earnings	98,157	69,900	55,971	31,382	12,346
Earnings per share:
Basic	2.87	2.03	1.64	0.93	0.37
Diluted	2.79	1.99	1.59	0.90	0.36
Dividends per share	0.43	0.40	0.35	0.32	0.32
Income taxes	33,831	14,597	23,137	17,910	7,593
Interest expense	4,527	5,089	5,814	5,332	4,635
Interest income	3,604	2,750	2,159	1,095	870
Depreciation expense	25,428	22,064	24,451	25,856	27,548
Amortization expense	7,496	6,953	7,087	6,905	4,870
Capital expenditures	31,984	31,713	26,615	18,698	18,802
Weighted-average shares outstanding:
Basic shares outstanding	34,245	34,351	34,200	33,858	33,738
Diluted shares outstanding	35,244	35,191	35,127	34,695	34,167

	At September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Working capital	$275,611	$260,243	$241,066	$197,524	$151,262
Total assets	829,767	735,497	705,466	654,294	615,999
Long-term debt, less current portion	45,150	58,379	72,942	88,452	89,970
Total debt	66,586	73,515	95,787	95,241	125,744
Total liabilities	285,336	256,808	272,997	268,433	255,195
Shareholders’ equity	544,431	478,689	432,469	385,861	360,804
Worker members	4,248	3,731	3,513	3,287	3,273
Registered shareholder members	1,229	1,442	1,448	1,529	1,576

Notes:

1.	Per share amounts have been updated from amounts reported prior to February 1, 2006 to reflect the effect of a three-for-one stock split.

2.	Net earnings for fiscal 2007 included two tax adjustments, a favorable resolution of issues with tax authorities resulting in a reduction of net tax expense of $13,300 and a reduction in deferred tax assets resulting in a tax expense of $3,000 due to a decrease in the German statutory income tax rate. These adjustments increased net earnings by $10,300 in the fourth quarter of 2007, or $0.30 per basic share and $0.29 per diluted share.

3.	Net earnings for fiscal 2006 included a deferred tax asset valuation allowance change that increased net earnings by $13,710 in the third quarter of 2006, or $0.40 per basic share and $0.39 per diluted share.

4.	Accounting for stock-based compensation changed to the fair value method from the intrinsic value method beginning in the first quarter of 2006. The following presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation in 2003 through 2005:

	Year Ended September 30,
	2005	2004	2003
	(In thousands except per share amounts)

Reported net earnings	$55,971	$31,382	$12,346
Stock based compensation expense using fair value method, net of tax	1,502	1,400	1,025

Pro forma net earnings	$54,469	$29,982	$11,321

Reported net earnings per share:
Basic	$1.64	$0.93	$0.37
Diluted	1.59	0.90	0.36
Pro forma net earnings per share:
Basic	$1.59	$0.89	$0.34
Diluted	1.55	0.86	0.33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We design, manufacture, and service energy control systems and components for aircraft and industrial engines and turbines and electrical power equipment. Leading OEMs throughout the world use our products and services in the aerospace, power and process industries, and transportation markets.

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

We have three operating segments — Turbine Systems, Engine Systems, and Electrical Power Systems. Turbine Systems is focused on systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets. Engine Systems is focused on systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which include power generation, transportation, and process industries. Electrical Power Systems is focused on systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which include power generation, power distribution, transportation, and process industries. We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.

Our sales and earnings have grown over the last four years. In 2007, we achieved record sales of $1.042 billion and our net earnings were just over $98 million.

At September 30, 2007, our total assets exceeded $829 million, including $72 million in cash, and our total debt was approximately $67 million. We are well positioned to fund expanded research and development and to explore other investment opportunities consistent with our focused strategies.

In the sections that follow, we are providing information to help you better understand our critical accounting policies and market risks, our results of operations and financial condition, and the effects of recent accounting pronouncements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates to be used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

We apply the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition,” and all related interpretations. Revenue is recognized when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectibility from the customer is reasonably assured. We consider product delivery to have occurred when the customer has taken title and assumed the risks and rewards of ownership of the products. Most of our sales are made directly to customers that use our products, although we also sell products to distributors, dealers, and independent service facilities. Sales terms for distributors, dealers, and independent service facilities are identical to our sales terms for direct customers. We account for payments made to customers as a reduction of revenue unless they are made in exchange for identifiable goods or services with fair values that can be reasonably estimated. These reductions in revenues are recognized immediately to the extent that the payments cannot be attributed to expected future sales, and are recognized in future periods to the extent that the payments relate to future sales, based on the specific facts and circumstances underlying each payment.

Accounts Receivable

Virtually all our sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced. In the normal course of business, not all accounts receivable are collected and, therefore, an allowance for losses of accounts receivable is provided equal to the amount that Woodward believes ultimately will not be collected. Customer-specific information is considered related to delinquent accounts, past loss experience, and current economic conditions in establishing the amount of the allowance. Accounts receivable losses are deducted from the allowance and the related accounts receivable balances are written off when the receivables are deemed uncollectible. Recoveries of accounts receivable previously written off are recognized when received.

Inventory

Inventories are valued at the lower of cost or market, with cost being determined on a first-in, first-out basis.

Warranty Costs

Provisions of the sales agreements include product warranties customary to such agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.

Goodwill Impairment

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in fiscal 2007, 2006, or 2005.

Other long-lived assets

Our other long-lived assets consist of property, plant, and equipment, and other intangibles, which are included primarily in the segment assets. We depreciate or amortize long-lived assets over their estimated useful lives. We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

The carrying value of a long-lived asset, or related group of assets, is reduced to its fair value whenever estimates of future cash flows are insufficient to indicate the carrying value is recoverable. We form judgments as to whether recoverability should be assessed. We estimate future cash flows and, if necessary, we estimate fair value.

Foreign currency translation

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

Income taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Our effective tax rates differ from the statutory rate primarily due to the tax impact of foreign operations, adjustments of valuation allowances, research tax credits, state taxes, and tax audit settlements.

Our provision for income taxes is subject to volatility and could be affected by earnings that are different than anticipated in countries which have lower or higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by transfer pricing adjustments; by tax effects of share-based compensation; by costs or benefits related to intercompany restructurings; or by changes in tax laws, regulations, and accounting principles, including accounting for uncertain tax positions, or interpretations thereof. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an effect on our operating results and financial condition.

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

Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the United States, we use the blended 40/60 Moody’s Baa/Aaa index, the Citigroup Pension Liability Index, and the 30-year U.S. treasury rate as benchmarks. In the United Kingdom, we use the AA corporate bond index (applicable for bonds over 15 years) and government bond yields (for bonds over 15 years) to determine a blended rate to use as the benchmark. In Japan, we use AA-rated corporate bond yields (for bonds over 12.5 years) as the benchmark. Our assumed rates do not differ significantly from any of these benchmarks.

Among the items affecting our net accrued retirement pension benefits were additional minimum pension liabilities necessary to reflect a liability amount at least equal to the accumulated benefit obligation on an individual plan basis. The total increase in minimum pension liabilities for 2007 was $1.3 million. At September 30, 2007, the unamortized actuarial loss is reported in the “Accumulated other comprehensive loss” line of the Consolidated Balance Sheet as a result of the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). Based on future plan asset performance and discount rates, additional adjustments to our net accrued benefit and equity may be required in the future.

Share-based compensation expense

On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options granted as part of our 2006 Omnibus Incentive Plan and the 2002 Stock Option Plan, based on estimated fair values. Share-based expense recognized under SFAS 123(R) was as follows (in thousands):

	Year Ended September 30,
	2007	2006

Employee share-based compensation expense	$3,849	$2,942

Upon adopting SFAS 123(R), we began estimating the value of employee stock options on the date of grant using the Black-Scholes-Merton option-pricing model. The use of the Black-Scholes-Merton option-pricing model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and forfeitures.

The weighted-average assumptions using the Black-Scholes-Merton option-pricing model are summarized as follows:

	Year Ended September 30,
	2007	2006

Weighted-average assumptions:
Life	7 years	7 years
Expected volatility	37.0%	37.0%
Risk-free interest rate	4.4% - 5.0%	4.5% - 4.6%
Expected dividend yield	1.7%	1.7%

We used the implied volatility for our stock as the expected volatility assumption in the Black-Scholes-Merton option-pricing model consistent with SFAS 123(R) and SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on history and expectation of dividend payouts. Because share-based compensation expense in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for forfeitures. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded.

MARKET RISKS

Our long-term debt is sensitive to changes in interest rates. We monitor trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate debt agreements, the duration of such agreements, and whether to use hedging strategies. Our primary objective is to minimize our long-term costs of borrowing. At September 30, 2007, our long-term debt consisted of fixed rate agreements. As measured at September 30, 2007, a hypothetical 1% immediate increase in interest rates would reduce the fair value of our long-term debt by approximately $1.3 million.

Assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. We monitor trends in foreign currency exchange rates and our exposure to changes in those rates as a basis for determining whether to use hedging strategies. Our primary exposures are to the European Monetary Union euro and the Japanese yen. As of September 30, 2007, we do not have any derivative instruments associated with foreign currency exchange rates. A hypothetical 10% immediate increase in the value of the U.S. dollar relative to all other currencies, when applied to September 30, 2007 balances, would adversely affect our 2008 net earnings and cash flows by approximately $2.0 million. A hypothetical 10% immediate decrease in the value of the U.S. dollar relative to all other currencies, when applied to September 30, 2007, balances, would favorably affect our 2008 net earnings and cash flows by approximately $2.0 million. Last year, a hypothetical 10% immediate increase in the value of the United States dollar relative to all other currencies would have adversely affected our 2007 net earnings and cash flows by $3.6 million.

The following information illustrates the sensitivity of the net periodic benefit cost and the projected benefit obligation to a change in the discount rate and return on plan assets (amounts in thousands). Amounts relating to foreign plans are translated at the spot rate on September 30, 2007. The sensitivities reflect the impact of changing one assumption at a time and are specific to base conditions at September 30, 2007. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in assumptions are not necessarily linear.

		Increase/(Decrease) in
			2007 Projected	Accumulated Post
		2008 Net Periodic	Service and	Retirement Benefit
Assumption	Change	Benefit Cost	Interest Costs	Obligation
		(In thousands)

Retirement Pension Benefits:
Discount rate	1% increase	$(517)	$(678)	$(12,464)
	1% decrease	516	855	15,484
Retirement Healthcare Benefits:
Discount rate	1% increase	N/A	N/A	(4,015)
	1% decrease	N/A	N/A	4,736
Healthcare cost trend rate	1% increase	4,966	305	N/A
	1% decrease	(4,277)	(263)	N/A

RESULTS OF OPERATIONS

Sales

The following table presents the breakdown of consolidated net external sales by segment (in thousands):

Year Ended September 30,	2007		2006		2005

Turbine Systems	$502,557	48%	$438,726	51%	$414,467	50%
Engine Systems	414,076	40	390,619	46	392,079	47
Electrical Power Systems	125,704	12	25,170	3	21,180	3

Consolidated net external sales	$1,042,337	100%	$854,515	100%	$827,726	100%

The following table presents the breakdown of intersegment net sales by segment (in thousands):

Year Ended September 30,	2007		2006		2005

Turbine Systems	$21,285	18%	$20,197	18%	$19,563	18%
Engine Systems	41,124	35	39,829	36	38,813	36
Electrical Power Systems	55,662	47	51,016	46	48,568	46

Consolidated intersegment net sales	$118,071	100%	$111,042	100%	$106,944	100%

Intersegment sales primarily reflect contract-manufacturing activity across business segments. Turbine Systems and Engine Systems sell electronic controls manufactured by Electrical Power Systems as part of their system offerings. These intersegment activities have been increasing as a result of our Turbine and Engine Systems segments growing their respective external sales.

2007 Compared to 2006

Consolidated net external sales increased 22% from fiscal 2006 to fiscal 2007. The increase was attributable to the following (in thousands):

• Consolidated net external sales for year ended September 30, 2006	$854,515
• Turbine Systems volume changes	54,687
• Engine Systems volume changes	9,018
• Electrical Power Systems volume changes	5,082
• SEG related revenue	92,776
• Price changes	11,327
• Foreign currency translation	14,932

• Consolidated net external sales for year ended September 30, 2007	$1,042,337

Turbine Systems’ sales volume changes:  Turbine Systems’ improvement reflects the favorable trends in all segments of our aerospace business. We continue to see strong growth in the business and regional aviation markets with order backlogs and deliveries significantly higher than 2006 levels. Overall fleet growth and increased utilization has resulted in strong demand for repair and related aftermarket service. Our significant development efforts on the GEnx fuel system for the Boeing Dreamliner, the GP7200 fuel system components for the A380 and the PW600 control system for the Mustang and the Eclipse are making the transition from research to production. We continue to see a trend toward higher revenue passenger miles incurred by commercial airlines and cargo growth, which drives aircraft usage and has a positive effect on our aftermarket sales. We estimate approximately 40% of Turbine Systems’ sales were aftermarket for 2007 and 2006.

Engine Systems’ sales volume changes:  Demand for power generation, such as industrial turbines and large gas and diesel engines, continues to grow with the significant increase in global demand for electricity, particularly in distributed power applications. Development in China, India, and the Middle East is playing a key role in this growth. Within the transportation market, marine, off-highway, and alternative fuel segments continue to be robust.

Electrical Power Systems’ sales volume changes:  As part of our channel development, we gained new customers in the power generation and distribution market.

Price changes:  Price changes were made primarily in response to material cost increases in Turbine Systems and Engine Systems. The material cost increases were related to price fluctuations of commodities from which mechanical, electronic, or electromagnetic components are produced.

2006 Compared to 2005

Consolidated net external sales increased 3% from fiscal 2005 to fiscal 2006. The increase was attributable to the following (in thousands):

• Consolidated net external sales for year ended September 30, 2005	$827,726
• Turbine Systems volume changes	16,483
• Engine Systems volume changes	(1,490)
• Electrical Power Systems volume changes	4,198
• Price changes	14,482
• Foreign currency translation	(6,884)

• Consolidated net external sales for year ended September 30, 2006	$854,515

Turbine Systems’ sales volume changes:  Turbine System’s improvements reflect the effects of favorable trends in commercial aviation. Our commercial OEM sales have increased, driven by the higher production levels of narrow-body and wide-body aircraft by Boeing and Airbus, especially the Airbus A320 and Boeing 777. Orders for new aircraft by Asian airlines were particularly strong. Regional jet production by Embraer and Bombardier was fairly similar to the prior year. Sales related to business jets were up slightly. We continued to see a trend toward higher revenue passenger miles incurred by commercial airlines and cargo growth, which drives aircraft usage and has a positive effect on our aftermarket sales. We estimate approximately 40% of Turbine Systems’ sales were aftermarket for 2006 and 2005. Sales for military applications in 2006 were similar to 2005 levels.

Engine Systems’ sales volume changes:  Overall, Engine Systems’ sales volumes were near the same levels achieved in 2005. While shipment volumes increased for many of our products, we experienced lower sales of steam turbine combustion products used in power generation, alternative fuel systems that are sold to Chinese OEMs, and fuel pump sales to an Asian customer that secured an alternative source. In total, these decreases totaled approximately $38 million.

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

Electrical Power Systems’ sales volume changes:  As part of our channel development, we gained new customers in the power generation and distribution market.

Price changes:  Price changes were made primarily in response to material cost increases in Turbine Systems and Engine Systems. The material cost increases were related to price fluctuations of commodities from which mechanical, electronic, or electromagnetic components are produced.

Costs and Expenses

The following table presents costs and expenses (in thousands):

Year Ended September 30,	2007	2006	2005

Cost of goods sold	$728,820	$612,263	$623,680
Selling, general, and administrative expenses	111,297	92,013	79,858
Research and development costs	65,294	59,861	49,996
Curtailment gain	—	—	(7,825)
Amortization of intangible assets	7,496	6,953	7,087
Interest and other income	(7,790)	(6,995)	(11,481)
Interest and other expenses	5,232	5,923	7,303

Consolidated costs and expenses	$910,349	$770,018	$748,618

2007 Compared to 2006

Cost of goods sold increased 19% attributable to the following (in thousands):

• Cost of goods sold for the year ended September 30, 2006	$612,263
• Increase in sales volume	31,219
• Effects of consolidation of European operations and other	(2,327)
• Foreign currency translation	12,692
• SEG related production costs	65,963
• Other	9,010

• Cost of goods sold for the year ended September 30, 2007	$728,820

The effect of increased sales volume on cost of goods sold was measured as if these costs increased in direct proportion to the sales volume increase.

Costs of goods sold benefited from the effects of Engine Systems’ European consolidation, which we completed in March 2006.

Variable compensation paid to members in direct and indirect manufacturing functions was higher in 2007 than in 2006. Each year, a portion of our members’ compensation will vary depending on performance-based factors.

Selling, general, and administrative expenses increased 21% attributable to the following (in thousands):

• SG&A for the year ended September 30, 2006	$92,013
• Accruals for legal and arbitration matters	(5,557)
• SEG related SG&A expenses	11,307
• Variable compensation	5,430
• SEG integration costs	3,000
• Stock-based compensation expense	774
• Other	4,330

• SG&A for the year ended September 30, 2007	$111,297

We accrue for individual legal matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. More information about contingencies is included under “Commitments and Contingencies” below.

Variable compensation paid to members was higher in 2007 than in 2006. Each year, a portion of our members’ compensation will vary depending on performance-based factors.

We incurred expenses related to completing the acquisition of SEG including dedicated staffing, travel, and telephone costs.

Research and development costs increased 9% attributable to the following (in thousands):

• Research and development for the year ended September 30, 2006	$59,861
• Turbine Systems development activities	(170)
• Engine Systems development activities	1,544
• Electrical Power Systems development activities	(841)
• SEG development projects	4,900

• Research and development for the year ended September 30, 2007	$65,294

We are making considerable progress on a new diesel pump in Engine Systems which will power next generation engines being released into the market in the near future. This pump will sustain higher pressures, temperatures, and speeds than previous models. The SEG acquisition, which is included in the Electrical Power Systems segment, added development activities related to power protection and wind inverter technologies.

2006 Compared to 2005

Cost of goods sold decreased 2% attributable to the following (in thousands):

• Cost of goods sold for the year ended September 30, 2005	$623,680
• Increase in sales volume	8,112
• Effects of consolidation of European operations and other	(5,556)
• Foreign currency translation	(5,559)
• Changes in inventory reserves	(1,977)
• Lower variable compensation	(5,056)
• Lower workforce management costs	(1,300)
• Other	(81)

• Cost of goods sold for the year ended September 30, 2006	$612,263

Costs of goods sold benefited from the effects of Engine Systems’ European consolidation, which we completed in March 2006.

Variable compensation paid to members in direct and indirect manufacturing functions was lower in 2006 than in 2005. Each year, a portion of our members’ compensation will vary depending on performance-based factors.

We incurred cost of goods sold related to workforce management actions that totaled $0.4 million in 2006 as compared to $1.7 million in 2005. These costs were largely attributable to termination benefits for members in direct and indirect manufacturing functions.

Selling, general, and administrative expenses increased 15% attributable to the following (in thousands):

• SG&A for the year ended September 30, 2005	$79,858
• Accruals for legal matters	8,500
• Stock-based compensation expense	2,497
• Other	1,158

• SG&A for the year ended September 30, 2006	$92,013

We accrue for individual legal matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including accruals totaling $8.5 million in 2006. More information about contingencies is included under “Commitments and Contingencies” below.

At the beginning of 2006, we began to account for stock-based compensation using the fair value method of accounting as required under a new accounting standard. We used the intrinsic value method in previous years, under which we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant. More information about the effect of this accounting change is included under “Share-Based Compensation” above.

Research and development costs increased 20% attributable to the following (in thousands):

• Research and development for the year ended September 30, 2005	$49,996
• Turbine Systems development activities	6,366
• Engine Systems development activities	2,886
• Electrical Power Systems development activities	613

• Research and development for the year ended September 30, 2006	$59,861

Turbine Systems was developing new aircraft gas turbine engine systems and components for both commercial and military aircraft. Many of these development programs began in 2005 or earlier and were fully engaged throughout 2006. Most significantly we are developing components and an integrated fuel system for the new GEnx turbofan engine for the Boeing 787, Airbus A350, and Boeing 747-8, and components for the General Electric Rolls-Royce F136 engine that is one of two propulsion choices to power Lockheed’s Joint Strike Fighter aircraft, and components for the T700-GE-701D engine that will be used to upgrade the Sikorsky Black Hawk and Boeing Apache helicopters, among others.

We also increased development activities in Engine Systems, most notably in conjunction with customers’ development programs as we work closely with our customers early in their own development and design stages, helping them by developing components and integrated systems that allow them to meet emissions requirements, increase fuel efficiency, and lower their costs. We also continue to develop products for the turbine auxiliary market. Turbine auxiliary applications offer multiple opportunities to leverage our existing hydraulic and electric actuation and valve technologies for off-engine applications.

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

Earnings

In Thousands for the Year Ended September 30,	2007	2006	2005

Turbine Systems	$87,353	$67,584	$63,037
Engine Systems	56,984	40,829	23,690
Electrical Power Systems	20,294	4,475	1,921

Total segment earnings	164,631	112,888	88,648
Non segment expense	(31,720)	(26,052)	(13,710)
Curtailment gain	—	—	7,825
Interest expense, net	(923)	(2,339)	(3,655)

Consolidated earnings before income taxes	131,988	84,497	79,108
Income tax expense	(33,831)	(14,597)	(23,137)

Consolidated net earnings	$98,157	$69,900	$55,971

2007 Compared to 2006

Turbine Systems segment earnings increased 29% attributable to the following (in thousands):

• Earnings for the year ended September 30, 2006	$67,584
• Volume changes	15,843
• Selling price changes	6,775
• Variable compensation	(6,421)
• Other, net	3,572

• Earnings for the year ended September 30, 2007	$87,353

Sales volume changes are discussed in a previous paragraph.

Selling price increases primarily affected industrial OEM products and spares and components used in the aerospace aftermarket.

Variable compensation paid to Turbine Systems’ members was higher in 2007 than in 2006, driven by performance-based factors.

Engine Systems segment earnings increased 40% attributable to the following (in thousands):

• Earnings for the year ended September 30, 2006	$40,829
• Volume changes	10,591
• Selling price changes	4,552
• Margin changes	5,687
• Reduced costs related to 2006 restructuring	2,327
• Reduction in other selling, general and administrative expenses, including exchange rate gains/(loss)	1,200
• Variable compensation	(4,596)
• Other	(3,606)

• Earnings for the year ended September 30, 2007	$56,984

After flat sales in fiscal 2006, many of Engine System’s domestic and international markets began experiencing growth in fiscal 2007. Sales volumes increased along with a modest price increase. Improvements in gross margins were the result of productivity gains and a favorable product shipment mix. Quality improvements reduced warranty and scrap expenses. Other selling, general, and administrative expenses decreased due to reduced currency losses associated with Engine Systems’ non-U.S. locations.

The stronger sales environment, improved margins, and increased profitability resulted in higher performance based variable compensation expenses in fiscal 2007.

Electrical Power Systems segment earnings increased 353% attributable to the following (in thousands):

• Earnings for the year ended September 30, 2006	$4,475
• Sales volume	4,769
• Improvements in material costs	2,853
• Acquisition of SEG	13,041
• Variable compensation	(998)
• Research and development costs, excluding SEG	841
• Increase in selling, general and administrative expenses	(1,245)
• Other	(3,442)

• Earnings for the year ended September 30, 2007	$20,294

On October 31, 2006, we acquired 100% of the stock of Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (“SEG”). SEG had sales of $60 million in calendar year 2005. This business adds dimension and range to our core technologies and product portfolio for the power generation market, including protection and comprehensive control systems for power distribution applications, and power inverters for wind turbines — areas we have targeted for growth.

Nonsegment expenses increased 22% in 2007 as compared to 2006, attributable to the following (in thousands):

• Nonsegment expenses for the year ended September 30, 2006	$26,052
• Accruals for a legal matter	(3,171)
• Stock-based compensation expense	911
• Variable compensation	3,332
• Other	4,596

• Nonsegment expenses for the year ended September 30, 2007	$31,720

We accrue for individual legal matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. More information about contingencies is included under “Commitments and Contingencies” below.

Among the other factors affecting nonsegment expenses are normal variations in legal and other professional services.

Income taxes were provided at an effective rate on earnings before income taxes of 25.6% in 2007 compared to 17.3% in 2006. The change in the effective tax rate was attributable to the following (as a percent of earnings before income taxes):

• Effective tax rate for the year ended September 30, 2006	17.3%
• Adjustments of the beginning-of-year balance of valuation allowances for deferred tax assets	16.2
• Change in estimates of taxes for previous periods and audit settlements in 2007 as compared to 2006	(8.9)
• Research credit in 2007 as compared to 2006	(1.5)
• Change in German income tax rate	2.3
• Other changes, net	0.2

• Effective tax rate for the year ended September 30, 2007	25.6%

The 2006 change in the beginning-of-year valuation allowances reduced income tax expense by $13.7 million. Exclusive of this item, the effective tax rate for 2006 was 33.5%. We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in our judgments. In 2006 and 2007, additional objective evidence became available regarding earnings in tax jurisdictions that have unexpired net operating loss carryforwards that affected our judgment about the valuation allowance.

Income taxes for both 2007 and 2006 were affected by changes in estimates of income taxes for previous years. In 2007, the changes were primarily related to the settlement of income tax audits. These changes reduced the effective tax rate for 2007 by approximately 10.2% of pretax earnings. In 2006, the changes were primarily related to the favorable resolution of certain tax matters. These changes reduced the effective tax rate for 2006 by approximately 1.3% of pretax earnings.

The effective tax rate comparison between 2007 and 2006 was also affected by the extension of the tax credit for increasing research activities. This credit expired on December 31, 2005 but was retroactively reinstated in December 2006, and we recognized a benefit to our effective tax rate for 2007 reflecting the extension.

Among the other changes in our effective tax rate were the effects of changes in the amounts of extraterritorial income exclusion and the effects of changes in the relative mix of earnings by tax jurisdiction.

2006 Compared to 2005

Turbine Systems segment earnings increased 7% attributable to the following (in thousands):

• Earnings for the year ended September 30, 2005	$63,037
• Volume changes	6,365
• Selling price changes	11,750
• Higher research and development costs	(7,002)
• Variable compensation	4,029
• Gain of sales of product rights in 2005	(3,834)
• Other, net	(6,761)

• Earnings for the year ended September 30, 2006	$67,584

Sales volume changes are discussed in a previous paragraph.

Selling price increases were made to offset certain material cost increases related to price fluctuations of commodities for the production of mechanical, electronic, or electromagnetic components. We also increased selling prices of parts and components sold in the aftermarket.

Variable compensation paid to Turbine Systems’ members was lower driven by performance-based factors.

Turbine Systems’ sold the rights to its propeller synchronizer products to an unrelated third party in 2005.

Other factors affecting Turbine Systems’ segment earnings included the material cost increases referred to in an earlier paragraph.

Engine Systems segment earnings increased 72% attributable to the following (in thousands):

• Earnings for the year ended September 30, 2005	$23,690
• Volume changes	(297)
• Selling price changes	8,667
• Margin changes	2,848
• Effects of the consolidation of European operations and other	3,785
• Workforce management charges	1,710
• Variable compensation	2,858
• Research and development costs	(2,432)

• Earnings for the year ended September 30, 2006	$40,829

Sales volumes were flat as a result of slowed market activity. Margin improvements came from a favorable product shipment mix and productivity improvements. During fiscal 2006, Engine Systems benefited from the fiscal 2005 restructuring and consolidation of the European operations through lower operational spending. Variable compensation paid to Engine Systems’ members was lower driven by performance-based factors.

Electrical Power Systems segment earnings increased 133% attributable to the following (in thousands):

• Earnings for the year ended September 30, 2005	$1,921
• Volume changes	2,312
• Variable compensation	623
• Research and development costs	714
• Other	(1,095)

• Earnings for the year ended September 30, 2006	$4,475

Increases in sales was primarily driven by increased demand for distributed power applications.

Nonsegment expenses increased 90% in 2006 as compared to 2005, attributable to the following (in thousands):

• Nonsegment expenses for the year ended September 30, 2005	$13,710
• Accruals for a legal matter	8,500
• Stock-based compensation expense	2,942
• Other	900

• Nonsegment expenses for the year ended September 30, 2006	$26,052

We accrue for individual legal matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss, including accruals totaling $8.5 million in 2006. More information about contingencies is included under “Commitments and Contingencies” below.

At the beginning of 2006, we began to account for stock-based compensation using the fair value method of accounting as required under a new accounting standard. We used the intrinsic value method in previous years, under which we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant. More information about the effect of this accounting change is included under “Share-Based Compensation” above.

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

Income taxes were provided at an effective rate on earnings before income taxes of 17.3% in 2006 compared to 29.2% in 2005. The change in the effective tax rate was attributable to the following (as a percent of earnings before income taxes):

• Effective tax rate for the year ended September 30, 2005	29.2%
• Adjustments of the beginning-of-year balance of valuation allowances for deferred tax assets	(16.2)
• Change in estimates of taxes for previous periods and audit settlements in 2006 as compared to 2005	1.2
• Research credit in 2006 as compared to 2005	0.8
• Other changes, net	2.3

• Effective tax rate for the year ended September 30, 2006	17.3%

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

Outlook

We believe the strength in our end markets will continue to hold through 2008 and our efforts to improve our overall cost structure will deliver enhanced margins as well as deliver improved profitability. We expect Woodward to grow at a faster pace than the overall market in aircraft engines, and both wind and electrical power. In engine markets, we are partnered with strong players in the industry and expect to grow with them at market rates.

FINANCIAL CONDITION

Assets

In Thousands at September 30,	2007	2006

Turbine Systems	$330,969	$317,688
Engine Systems	250,908	231,485
Electrical Power Systems	109,674	40,672
Non segment assets	138,216	145,652

Consolidated total assets	$829,767	$735,497

Turbine Systems segment assets increased primarily due to increases in accounts receivable and inventory in response to increases in sales volume.

Engine Systems segment assets increased primarily due to increases in accounts receivable and inventory in response to increases in sales volume.

Electrical Power Systems segment assets increased primarily as a result of the business acquisition, discussed above.

Nonsegment assets decreased primarily because of a decrease in cash and cash equivalents related to the business acquisition and the repurchase of common stock. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.

Other Balance Sheet Measures

In Thousands at September 30,	2007	2006

Working capital	$275,611	$260,243
Long-term debt, less current portion	45,150	58,379
Other liabilities	57,404	71,190
Shareholders’ equity	544,431	478,689

Working capital (current assets less current liabilities) increased at September 30, 2007 from September 30, 2006 primarily as a result of an increase in sales volume which led to an increase in inventories and accounts receivable, partially offset by an increase in short-term borrowings, accounts payable, and accrued liabilities.

Long-term debt, less current portion decreased as a result of payments made during the period. As of September 30, 2007, we had a revolving line of credit facility with a syndicate of U.S. banks totaling $100 million, with an option to increase the amount of the line to $175.0 million. In addition, we have other line of credit facilities, which totaled $25.4 million and $17.7 million at September 30, 2007 and 2006, respectively, that are generally reviewed annually for renewal. The total amount of borrowings under all facilities was $5.5 million and $0.5 million at September 30, 2007 and 2006, respectively. The weighted-average interest rate for outstanding borrowings under these line of credit facilities, which were in Japan at rates significantly lower than those typical in the United States, was 3.8% and 0.5% at September 30, 2007 and 2006, respectively.

On October 25, 2007, we entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, National Association, Wachovia Bank, N.A., Wells Fargo Bank, N.A. and Deutsche Bank Securities. This agreement increases the initial commitment from $100.0 million to $225.0 million and also increases the option to expand the commitment from $75.0 million to $125.0 million, for a total of $350.0 million. The agreement generally bears interest at LIBOR plus 41 basis points to 80 basis points and expires in October 2012. The increased borrowing capacity provides additional flexibility with respect to our overall capital structure.

Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to earnings before income taxes, depreciation and amortization, as defined in the agreements. We were in compliance with all covenants at September 30, 2007.

Commitments and contingencies at September 30, 2007, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We accrue for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters with respect to which we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which are not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10.0 million in the aggregate.

Among the legal proceedings referred to in the preceding paragraph, we previously accrued $9.5 million for a class action lawsuit filed in the U.S. District Court for Northern District of Illinois regarding alleged discrimination on the basis of race, national origin, and gender at our Winnebago County, Illinois, facilities, most of which was accrued during fiscal 2006. On April 17, 2007, a U.S. District Court Judge granted final approval of a Consent Decree that included a $5.0 million settlement of the class action and EEOC matters with the balance of the previously accrued amount relating to legal and other associated expenses, all of which were paid during this fiscal year. We do not expect to incur any additional settlement or legal expenses related to this matter.

In addition, on April 30, 2007, we were notified of an adverse arbitration ruling on a matter that was initiated by us and outstanding since 2002. As a result of the ruling, we incurred a pre-tax loss in our second fiscal quarter of $4.0 million in relation to the arbitration finding.

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

Shareholders’ equity at September 30, 2007, increased 14% over the prior year. Increases due to net earnings, sales of treasury stock, income tax benefits from the exercise of stock options by employees, and the impact of implementation of SFAS 158, during fiscal 2007 were partially offset by cash dividend payments and purchases of treasury stock.

On January 26, 2005, the Board of Directors authorized the repurchase of up to $30.0 million of our outstanding shares of common stock on the open market and private transactions over a three-year period. This authorization was terminated on July 25, 2006, concurrent with the approval of a new stock repurchase plan, which authorized the repurchase of up to $50 million of our outstanding shares of common stock on the open market and private transactions over a three-year period that will end on July 25, 2009.

In July 2006, the Board of Directors authorized the repurchase of up to $50.0 million of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period (the “2006 Authorization”). During fiscal 2007, we purchased a total of $38.6 million of our common stock under the 2006 Authorization. Pursuant to the 2006 Authorization, in August 2007, we entered into an agreement with J.P. Morgan

Chase Bank whereby we purchased 453,524 common shares in exchange for $31.1 million. Under the accelerated stock repurchase agreement, J.P. Morgan Chase Bank is to purchase an equivalent number of our common shares in the open market over a period of up to four months, and at the end of that period, additional shares may be delivered to or by us based on the volume-weighted average price of our common shares during the same period, subject to a cap and a floor as determined according to the terms of agreement. 75,000 common shares have been held back from the repurchase to allow for net share settlement, if required. This arrangement with J.P. Morgan Chase Bank completed the stock repurchase program previously authorized in July 2006.

During September 2007, the Board of Directors authorized a new stock repurchase of up to $200.0 million of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in October 2010.

During 2007 and 2006, we purchased $38.6 million and $21.5 million of our common stock under these authorizations, respectively, as follows (in thousands except share price):

	Purchase	Number	Average Price
	Price	of Shares	Per Share

Shares purchased under the July 25, 2006 authorization during fiscal 2007	$38,649	651	$59.35

Shares purchased under the January 26, 2005 authorization	$14,566	452	$32.25
Shares purchased under the July 25, 2006 authorization	6,936	221	$31.34

Shares purchased during fiscal 2006	$21,502	673	$31.95

A three-for-one stock split was approved by shareholders at the 2005 annual meeting of shareholders on January 25, 2006. This stock split became effective for shareholders at the close of business on February 1, 2006. The effects of the stock split are reflected in the financial statements filed as part of this Form 10-K. In addition, in accordance with stock option plan provisions, the terms of all outstanding stock option awards were proportionately adjusted.

Contractual Obligations

In Thousands for the Year Ending September 30,	2008	2009	2010	2011	2012	Thereafter

Long-term debt principal	$15,940	$11,383	$11,201	$11,068	$10,881	$—
Interest on debt obligations	3,420	2,534	1,800	1,072	354	—
Operating leases	4,000	3,100	2,500	2,200	1,700	2,100
Purchase obligations	116,360	1,570	609	7	1	—

Total	$139,720	$18,587	$16,110	$14,347	$12,936	$2,100

Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at the end of 2007. See Note 10 to the Consolidated Financial Statements for further details on our long-term debt.

The preceding table reflects contractual obligations at September 30, 2007, but excludes our retirement pension and retirement healthcare obligations. Our contributions to retirement pension benefit plans totaled $8.7 million in 2007 and $3.3 million in 2006, and we currently expect our contributions for 2008 will total approximately $2.9 million. Pension contributions in future years will vary as a result of a number of factors, including actual plan asset returns and interest rates.

Our contributions to retirement healthcare benefit plans totaled $3.3 million in 2007 and $3.0 million in 2006, and we currently estimate our contributions for 2008 will total approximately $3.3 million, less the amount of federal subsidies associated with our prescription drug benefits that we receive. Retirement healthcare contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of healthcare benefits provided for covered retirees.

More information about our retirement benefit obligations is included in the notes to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

We enter into purchase obligations with suppliers in the normal course of business, on a short-term basis.

Cash Flows

In Thousands for the Year Ended September 30,	2007	2006	2005

Net cash provided by operating activities	$117,718	$80,536	$69,432
Net cash used in investing activities	(67,048)	(31,015)	(22,909)
Net cash used in financing activities	(66,496)	(51,433)	(10,503)

2007 Compared to 2006

Net cash flows provided by operating activities increased by $37.2 million primarily due to an increase in net earnings and deferred income taxes, partially offset by an increase in working capital.

Net cash flows used in investing activities increased by $36.0 million primarily as a result of a business acquisition.

Net cash flows used in financing activities increased by $15.1 million primarily as a result of increased sales of treasury stock, an increase in the purchase of treasury stock, and payments on our borrowing under the revolving lines of credit. In August 2007, the Company entered into an accelerated stock repurchase agreement. See Note 1 to the Consolidated Financial Statements for further discussion.

2006 Compared to 2005

Net cash flows provided by operating activities increased $11.1 million. Cash receipts from customers and cash payments to suppliers and employees increased proportionately with the overall increase in sales. As a result, net cash flows were higher in 2006 than in 2005 because of the operating earnings generated on sales. In addition, income tax payments for 2006 were lower than 2005.

Net cash flows used in investing activities increased by $8.1 million. This reflected an increase in capital expenditures of $5.1 million and a decrease in proceeds from the sales of property, plant, and equipment. Turbine Systems accounted for most of the increase in capital expenditures, which related to equipment and facility upgrades. Proceeds from the sale of property, plant, and equipment were higher in 2005 than in 2006 because of sales related to the consolidation of our European facilities.

Net cash flows used in financing activities increased by $40.9 million. Net payments of borrowings were $22.5 million in 2006, compared to net proceeds from borrowings of $2.0 million in 2005. In addition, we increased the amount of cash used for the purchase of our common stock by $15.0 million in 2006 over 2005 and increased cash dividends by $1.9 million.

Outlook

Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months.

Financing Arrangements

Payments on our senior notes, totaling $53.6 million, are due over the 2008 - 2012 timeframe. Also, we have a $225.0 million line of credit facility that includes an option to increase the amount of the line up to $350.0 million that does not expire until October 2012. Despite these factors, it is possible that business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Woodward Governor Company and its subsidiaries at September 30, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company changed its method of accounting for share-based payments. In addition, as discussed in the notes to the consolidated financial statements, the Company changed the manner in which obligations associated with defined benefit pension and other postretirement plans are presented effective September 30, 2007.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, management has excluded the operations of Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (“SEG”) from its assessment of internal control over financial reporting as of September 30, 2007, because they were acquired by the Company in purchase business combinations during fiscal 2007. We have also excluded SEG from our audit of internal control over financial reporting. SEG is operated by wholly-owned subsidiaries of the Company and has combined assets and combined net sales representing 10 percent and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2007.

PricewaterhouseCoopers LLP

Chicago, Illinois
November 29, 2007

Consolidated Statements of Earnings	WOODWARD

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except per share amounts)

Net sales	$1,042,337	$854,515	$827,726

Costs and expenses:
Cost of goods sold	728,820	612,263	623,680
Selling, general, and administrative expenses	111,297	92,013	79,858
Research and developments costs	65,294	59,861	49,996
Curtailment gain	—	—	(7,825)
Amortization of intangible assets	7,496	6,953	7,087

Interest expense	4,527	5,089	5,814
Interest income	(3,604)	(2,750)	(2,159)
Other, net	(3,481)	(3,411)	(7,833)

Total costs and expenses	910,349	770,018	748,618

Earnings before income taxes	131,988	84,497	79,108
Income taxes	(33,831)	(14,597)	(23,137)

Net earnings	$98,157	$69,900	$55,971

Earnings per share:
Basic	$2.87	$2.03	$1.64
Diluted	$2.79	$1.99	$1.59
Weighted-average common shares outstanding:
Basic	34,245	34,351	34,200
Diluted	35,244	35,191	35,127

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	WOODWARD

	At September 30,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$71,635	$83,718
Accounts receivable, less allowance for losses of $1,886 and $2,213, respectively	152,826	117,254
Inventories, net	172,500	149,172
Income taxes receivable	9,461	1,787
Deferred income tax assets	23,754	23,526
Other current assets	8,429	5,777

Total current assets	438,605	381,234
Property, plant and equipment, net	158,998	124,176
Goodwill	141,215	132,084
Other intangibles, net	73,018	71,737
Deferred income tax assets	11,250	16,687
Other assets	6,681	9,579

Total assets	$829,767	$735,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,496	$517
Current portion of long-term debt	15,940	14,619
Accounts payable	57,668	38,978
Accrued liabilities	83,890	66,877

Total current liabilities	162,994	120,991
Long-term debt, less current portion	45,150	58,379
Deferred income tax liabilities	19,788	6,248
Other liabilities	57,404	71,190

Total liabilities	285,336	256,808

Commitments and contingencies (Note 17)
Shareholders’ Equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.002917 per share, 100,000 shares authorized, 36,480 shares issued and outstanding	106	106
Additional paid-in capital	48,641	31,960
Accumulated other comprehensive income	23,010	12,619
Deferred compensation	4,752	5,524
Retained earnings	565,136	481,726

	641,645	531,935
Less: Treasury stock at cost, 2,616 shares and 2,426 shares, respectively	(92,462)	(47,722)
Treasury stock held for deferred compensation, at cost, 215 shares and 415 shares, respectively	(4,752)	(5,524)

Total shareholders’ equity	544,431	478,689

Total liabilities and shareholders’ equity	$829,767	$735,497

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flow	WOODWARD

	Year Ended September 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net earnings	$98,157	$69,900	$55,971
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,924	29,017	31,538
Post retirement settlement gain	(871)	—	—
Contractual pension termination benefit	715	340	—
Curtailment gain	—	—	(7,825)
Net loss (gain) on sale of property, plant and equipment	(199)	84	(68)
Share-based compensation	3,849	2,942	—
Excess tax benefits from share-based compensation	(9,787)	(3,305)	—
Deferred income taxes	12,473	(13,481)	2,627
Reclassification of unrealized losses on derivatives to earnings	247	286	321
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(20,765)	(8,730)	(9,213)
Inventories	(8,592)	1,140	(11,122)
Accounts payable and accrued liabilities	16,962	(2,514)	6,422
Income taxes receivable	2,952	9,785	(9,270)
Other, net	(10,347)	(4,928)	10,051

Total adjustments	19,561	10,636	13,461

Net cash provided by operating activities	117,718	80,536	69,432

Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(31,984)	(31,713)	(26,615)
Proceeds from sale of property, plant and equipment	225	698	3,706
Business acquisition, net of cash acquired	(35,289)	—	—

Net cash used in investing activities	(67,048)	(31,015)	(22,909)

Cash flows from financing activities:
Cash dividends paid	(14,747)	(13,742)	(11,861)
Proceeds from sales of treasury stock as a result of exercise of stock options	7,856	4,163	6,674
Purchases of treasury stock	(50,952)	(22,306)	(7,292)
Excess tax benefits from stock compensation	9,788	3,305	—
Net proceeds (payments) from borrowings under revolving lines of credit	(2,760)	(8,025)	2,899
Payments of long-term debt	(15,681)	(14,510)	(923)
Other payments	—	(318)	—

Net cash used in financing activities	(66,496)	(51,433)	(10,503)

Effect of exchange rate changes on cash	3,743	1,033	(318)

Net change in cash and cash equivalents	(12,083)	(879)	35,702
Cash and cash equivalents at beginning of period	83,718	84,597	48,895

Cash and cash equivalents at end of period	$71,635	$83,718	$84,597

Supplemental cash flow information:
Interest expense paid	$4,870	$5,334	$5,654
Income taxes paid	21,169	19,131	24,768
Non-cash investing activities:
Long-term debt assumed in business acquisition	10,319	—	—

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity	WOODWARD

	Year Ended September 30,
	2007	2006	2005
	(In thousands, except per share amounts)

Common stock:
Beginning and ending balance	$106	$106	$106

Additional paid-in capital:
Beginning balance	$31,960	$25,854	$15,878
Sales of treasury stock	1,957	(141)	1,894
Tax benefits applicable to stock options	9,787	3,305	3,403
Share-based compensation	3,849	2,942	—
Deferred compensation transfer	1,088	—	657
Treasury stock cost adjustment	—	—	4,022

Ending balance	$48,641	$31,960	$25,854

Accumulated other comprehensive income:
Beginning balance	$12,619	$10,904	$12,038
Foreign currency translation adjustments, net of reclassification to earnings	10,514	2,525	336
Reclassification of unrealized losses on derivatives to earnings	153	177	200
Impact of implementing SFAS 158	(980)	—	—
Minimum pension liability adjustments	704	(987)	(1,670)

Ending balance	$23,010	$12,619	$10,904

Deferred compensation:
Beginning balance	$5,524	$5,402	$4,461
Deferred compensation invested in the company’s common stock	2,006	165	984
Deferred compensation settled with the company’s common stock	(2,778)	(43)	(43)

Ending balance	$4,752	$5,524	$5,402

Retained earnings:
Beginning balance	$481,726	$425,568	$381,458
Net earnings	98,157	69,900	55,971
Cash dividends — $0.43, $0.40 and $0.35 per common share, respectively	(14,747)	(13,742)	(11,861)

Ending balance	$565,136	$481,726	$425,568

Treasury stock:
Beginning balance	$47,722	$29,963	$23,619
Purchase of treasury stock	50,952	22,820	7,292
Sales of treasury stock	(5,900)	(5,061)	(4,780)
Deferred compensation transfer	(312)	—	(190)
Treasury stock cost adjustment	—	—	4,022

Ending balance	$92,462	$47,722	$29,963

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity — (Continued)	WOODWARD

	Year Ended September 30,
	2007	2006	2005
	(In thousands, except per share amounts)

Treasury stock held for deferred compensation:
Beginning balance	$5,524	$5,402	$4,461
Deferred compensation transfer	1,875	—	847
Shares distributions	(2,778)	(43)	(43)
Automatic dividend reinvestment	131	165	137

Ending balance	$4,752	$5,524	$5,402

Total shareholders’ equity:
Beginning balance	$478,689	$432,469	$385,861
Effect of changes among components of shareholders’ equity Additional paid-in capital	16,681	6,106	9,976
Accumulated other comprehensive earnings	10,391	1,715	(1,134)
Deferred compensation	772	122	941
Retained earnings	83,410	56,158	44,110
Treasury stock	(44,740)	(17,759)	(6,344)
Treasury stock held for deferred compensation	(772)	(122)	(941)

Total effect of changes among components of shareholders’ equity	65,742	46,220	46,608

Ending balance	$544,431	$478,689	$432,469

Total comprehensive earnings:
Net earnings	$98,157	$69,900	$55,971
Other comprehensive earnings:
Foreign currency translation adjustments	10,514	2,525	336
Reclassification of unrealized losses on derivatives to earnings	153	177	200
Minimum pension liability adjustment	704	(987)	(1,670)

Total other comprehensive earnings	11,371	1,715	(1,134)

Total comprehensive earnings	$109,528	$71,615	$54,837

Common stock, number of shares:
Beginning and ending balance	36,480	36,480	36,480
Treasury stock, number of shares:
Beginning balance	2,426	2,154	2,532
Purchase of treasury stock	840	720	273
Sales of treasury stock	(616)	(448)	(615)
Deferred compensation transfer	(34)	—	(36)

Ending balance	2,616	2,426	2,154

Treasury stock held for deferred compensation, number of shares:
Beginning balance	415	414	375
Deferred compensation transfer	34	—	36
Share distributions	(237)	(4)	(3)
Automatic dividend reinvestment	3	5	6

Ending balance	215	415	414

See accompanying Notes to Consolidated Financial Statements.

WOODWARD

Notes to Consolidated Financial Statements
(amounts in thousands, except per share)

Note 1.	Operations and summary of significant accounting policies

A.	Nature of operations

Woodward Governor Company (“Woodward”) is one of the largest independent designers, manufacturers, and service providers of energy control and optimization solutions for reciprocating engine, aircraft and industrial turbine, and electrical power system equipment. Leading original equipment manufacturers (“OEMs”) throughout the world use our products and services in the power generation, power distribution, aerospace, transportation, and process industries markets.

Woodward was established in 1870 and incorporated in 1902. Woodward serves global markets from locations worldwide and is headquartered in Fort Collins, Colorado.

Beginning in the fourth quarter of fiscal 2007, Woodward realigned its operations into the following three business segments in order to better align its operations with the evolving nature of the customers and served markets:

•	Turbine Systems is focused on systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Engine Systems is focused on systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which includes power generation, transportation, and process industries.

•	Electrical Power Systems is focused on systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which includes power generation, power distribution, transportation, and process industries.

All segment information for the years ended September 30, 2007, 2006 and 2005 has been restated to reflect the realigned segment structure.

B.	Summary of significant accounting policies

Principles of consolidation:  The Consolidated Financial Statements include the accounts of the company and its majority-owned subsidiaries. Transactions within and between these companies are eliminated. Results of joint ventures in which Woodward does not have a controlling financial interest are included in the financial statements using the equity method of accounting.

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

Use of estimates:  Financial statements prepared in conformity with accounting principles generally accepted in the United States require the use of estimates and assumptions that affect amounts reported. Actual results could differ materially from Woodward’s estimates.

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

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Shareholders’ Equity. The effects of changes in exchange rates on loans between consolidated subsidiaries that are not expected to be repaid in the foreseeable future are also accumulated with other comprehensive earnings.

Revenue recognition:  The provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition,” and all related interpretations have been applied. Sales are recognized when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectibility from the customer is reasonably assured. Product delivery is considered to have occurred when the customer has taken title and assumed the risks and rewards of ownership of the products. Most of the sales are made directly to customers that use Woodward products, although products are also sold to distributors, dealers, and independent service facilities. Sales terms for distributors, dealers, and independent service facilities are substantially similar to Woodward’s sales terms for direct customers. Payments made to customers are accounted for as a reduction of revenue unless they are made in exchange for identifiable goods or services with fair values that can be reasonably estimated. These reductions in revenues are recognized immediately to the extent that the payments cannot be attributed to expected future sales, and are recognized in future periods to the extent that the payments relate to future sales, based on the specific facts and circumstances underlying each payment.

Share-based compensation:  On October 1, 2005, Woodward began to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (“SFAS123(R)”).” Prior to October 1, 2005, Woodward used the intrinsic value method to account for share-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore compensation expense was not recognized in association with options granted at or above the market price of its common stock at the date of grant. Upon adoption of the new accounting method, Woodward used the modified prospective transition method, under which financial statements for periods prior to the date of adoption were not adjusted for the change in accounting.

Share-based expense recognized under SFAS 123(R) was as follows (in thousands):

Year Ended September 30,	2007	2006

Employee share-based compensation expense	$3,849	$2,942

Concurrent with the adoption of the new statement, Woodward began to use the non-substantive vesting period approach for attributing stock compensation to individual periods. The nominal vesting period approach was used in determining the stock compensation expense for the pro forma 2005 net earnings in a table that follows. The change in the attribution method accelerated the recognition of such expense for non-substantive vesting conditions, such as retirement eligibility provisions. Woodward recognizes stock compensation on a straight-line basis for options with graded vesting schedules.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The following table reconciles reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation in 2005:

Reported earnings	$55,971
Less: Share based compensation expense using fair value method, net of income taxes	(1,502)

Pro-forma net earnings	$54,469

Reported net earnings per share:
Basic	$1.64
Diluted	1.59
Pro-forma net earnings per share:
Basic	$1.59
Diluted	1.55

Research and development costs:  Expenditures related to new product development activities are expensed when incurred and are separately reported in the consolidated statements of earnings.

Income taxes:  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the company’s assets and liabilities. Woodward provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings that it considers to be permanently reinvested.

Cash equivalents:  Highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk.

Accounts receivable:  Virtually all Woodward’s sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced. In the normal course of business, not all accounts receivable are collected and, therefore, an allowance for losses of accounts receivable is provided equal to the amount that Woodward believes ultimately will not be collected. Customer-specific information is considered related to delinquent accounts, past loss experience, and current economic conditions in establishing the amount of its allowance. Accounts receivable losses are deducted from the allowance and the related accounts receivable balances are written off when the receivables are deemed uncollectible. Recoveries of accounts receivable previously written off are recognized when received.

Inventories:  Inventories are valued at the lower of cost or market, with cost being determined on a first-in, first-out basis. Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Property, plant, and equipment:  Property, plant, and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets, ranging from 5 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Assets placed in service after September 30, 1998, are depreciated using the straight-line method and assets placed in service as of and prior to September 30, 1998, are depreciated principally using accelerated methods. Assets are tested for recoverability whenever events or circumstances indicate the carrying value may not be recoverable.

Goodwill:  Goodwill represents the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment on an annual basis and more often if an

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The goodwill impairment test is a two-step process. In the first step, the fair value of a reporting unit is compared with its carrying amount, including goodwill. The goodwill is considered potentially impaired if the carrying amount of the reporting unit exceeds its fair value. The second step is performed for all goodwill that is potentially impaired. In this step, the implied fair value of the goodwill of the reporting unit is compared to the carrying amount of that goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized when a business combination is determined. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.

A reporting unit is the level at which goodwill is tested for impairment. A reporting unit is an operating segment or a component one level below an operating segment if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Two or more components would be aggregated and considered a single reporting unit if the components have similar economic conditions. In the most recent impairment test, it was determined the operating segments were the reporting units for purposes of the impairment tests.

Other intangibles:  Other intangibles are recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. An intangible other than goodwill is amortized over its estimated useful life (1.5 to 15 years) unless that life is determined to be indefinite. Currently, all of Woodward’s intangibles have an estimated useful life and are being amortized. Impairment losses are recognized if the carrying amount of an intangible exceeds its fair value.

Deferred compensation:  Deferred compensation obligations will be settled either by delivery of a fixed number of shares of the company’s common stock (in accordance with certain eligible members’ irrevocable elections) or in cash. Woodward has contributed shares of its common stock into a trust established for the future settlement of deferred compensation obligations that are payable in shares of Woodward’s common stock. Common stock held by the trust is reflected in the consolidated balance sheet as treasury stock held for deferred compensation and the related deferred compensation obligation is reflected as a separate component of equity in amounts equal to the fair value of the common stock at the dates of contribution. These accounts are not adjusted for subsequent changes in fair value of the common stock. Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the underlying contract and are reflected in the consolidated balance sheet as an accrued expense.

Derivatives:  Woodward recognize derivatives, which are used to hedge risks associated with interest rates, as assets or liabilities at fair value. These derivatives are designated as hedges of its exposure to changes in the fair value of long-term debt or as hedges of its exposure to variable cash flows of future interest payments. The gain or loss in the value of a derivative designated as a fair value hedge is recognized in earnings in the period of change together with an offsetting loss or gain on the hedged item. The effective portion of a gain or loss in the value of a derivative designated as a cash flow hedge is initially reported as a component of other comprehensive earnings and is subsequently reclassified into earnings when the hedged item affects earnings. The ineffective portion of the gain or loss in the value of a derivative designated as a cash flow hedge is reported in earnings immediately.

Shareholders’ equity:  In July 2006, the Board of Directors authorized the repurchase of up to $50,000 of its outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period (the “2006 Authorization”). During fiscal 2007, Woodward purchased a total of $38,649 of our common stock under the 2006 Authorization. Pursuant to the 2006 Authorization, in August 2007, Woodward entered into an

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

agreement with J.P. Morgan Chase Bank whereby Woodward purchased 453.5 common shares in exchange for $31,100. Under the accelerated stock repurchase agreement, J.P. Morgan Chase Bank is to purchase an equivalent number of Woodward’s common shares in the open market over a period of up to four months, and at the end of that period, additional shares may be delivered to or by Woodward based on the volume-weighted average price of our common shares during the same period, subject to a cap and a floor as determined according to the terms of agreement. 75 common shares have been held back from the repurchase to allow for net share settlement, if required. This arrangement with J.P. Morgan Chase Bank completed the stock repurchase program previously authorized in July 2006.

During September 2007, the Board of Directors authorized a new stock repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in October 2010.

Advertising Costs:  Woodward expenses all advertising costs as incurred and they are classified within selling, general, and administrative expenses. Advertising costs were not material for all years presented.

Accounting changes:

SFAS 158:  In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires the recognition of the funded status of defined pension and postretirement plans in the statement of financial position. The funded status is measured as the difference between the fair market value of the plan assets and the benefit obligation. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Any over funded status should be recognized as an asset and any underfunded status should be recognized as a liability. As part of the initial recognition of the funded status, any transitional asset/(liability), prior service cost/(credit) or actuarial gain/(loss) that has not yet been recognized as a component of net periodic cost should be recognized in the Accumulated Other Comprehensive Income section of the Consolidated Statements of Shareholders’ Equity, net of tax. Accumulated Other Comprehensive Income will be adjusted as these amounts are subsequently recognized as a component of net periodic benefit costs in future periods.

The method of calculating net periodic benefit cost under SFAS 158 is the same as under existing practices. SFAS 158 prescribes additional disclosure requirements including the classification of the current and noncurrent components of plan liabilities, as well as the disclosure of amounts included in Accumulated Other Comprehensive Income that will be recognized as a component of the net periodic benefit cost in the following year.

The recognition of the funded status requirement and certain disclosure provisions of SFAS 158 are effective for Woodward as of the end of fiscal 2007. Retrospective application of SFAS 158 is not permitted. The initial incremental recognition of the funded status under SFAS 158 that is reflected upon adoption in the Accumulated Other Comprehensive Income section of Consolidated Statements of Shareholders’ Equity was an after tax decrease to equity of $980.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The impact of adopting the provisions of SFAS 158 on the components of the Consolidated Balance Sheet as of September 30, 2007 is as follows (see Note 13 for additional information regarding retirement benefits):

	Before	Adjustment	After
	Application	Increases/	Application
	of SFAS 158	(Decreases)	of SFAS 158

Retirement Pension Benefits:
Deferred tax asset	$1,980	$816	$2,796
Total assets	1,980	816	2,796
Pension obligation	(4,674)	(2,916)	(7,590)
Accumulated other comprehensive income, net of taxes	3,293	2,100	5,393
Total shareholders’ equity	3,293	2,100	5,393
Total liabilities and equity	(1,381)	(816)	(2,197)
Retirement Healthcare Benefits:
Deferred tax liability	—	(687)	(687)
Pension obligation	(46,494)	1,807	(44,687)
Accumulated other comprehensive income, net of taxes	—	(1,120)	(1,120)
Total shareholders’ equity	—	(1,120)	(1,120)

Recent accounting pronouncements:

FIN 48:  In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides guidance on accounting for interest and penalties associated with tax positions, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Woodward in the first quarter of fiscal 2008. Woodward is currently assessing the impact that FIN 48 may have on its results of operations and financial position.

SFAS 157:  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 157 is effective for Woodward in the first quarter of fiscal 2009. Woodward is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 159 is effective for Woodward in the first quarter of

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

fiscal 2009. Woodward is currently assessing the impact that SFAS 159 may have on its results of operations and financial position.

Reclassifications:  Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation, including the reclassifications related to the change in segments.

Note 2.	Business acquisitions

On October 31, 2006, Woodward acquired 100 percent of the stock of Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (“SEG”), and a related receivable from SEG that was held by one of the sellers, for $35,289, including $10,319 of assumed debt obligations. The transaction was financed with available cash. The acquisition provides Woodward with technologies and products that complement its power generation system solutions. Headquartered in Kempen, Germany, SEG designs and manufactures a wide range of protection and comprehensive control systems for power generation and distribution applications, power inverters for wind turbines, and complete electrical systems for gas and diesel engine based power stations.

As part of the acquisition, Woodward implemented a plan to exit from a project-based segment of the business. Costs related to exiting this line of business have been accrued as business termination costs, including involuntary employee termination benefits and relocation costs. Woodward estimates that the implementation of its plan to exit from the product line will be completed in approximately 18 months.

The following table summarizes estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, including accrued termination costs.

At October 31, 2006

Current assets	$22,612
Property, plant, and equipment	24,652
Investment in joint venture	226
Intangible assets	7,761
Deferred tax benefit	756
Goodwill	6,296

Total assets Acquired	62,303

Current liabilities	14,437
Accrued termination costs	1,753
Long-term debt	10,319
Deferred taxes	505

Total liabilities assumed	27,014

Net assets acquired	$35,289

A summary of the intangible assets acquired follows:

	Amount	Life

Trade name	$1,425	15 years
Customer lists	2,335	1.5 - 10 years
Patents	4,001	10 - 14 years

The results of SEG’s operations are included in Woodward Consolidated Statements of Earnings from the beginning of November 2006. If the acquisition had been completed on October 1, 2005, Woodward’s net sales and

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

net earnings for the fiscal years ended September 30, 2007 and 2006 would not have been materially different from amounts reported in the Consolidated Statements of Earnings.

Note 3.	Income taxes

Income taxes consisted of the following:

Year Ended September 30,	2007	2006	2005

Current:
Federal	$6,204	$21,117	$18,149
State	3,416	3,223	2,995
Foreign	10,465	3,994	(675)
Deferred	13,746	(13,737)	2,668

	$33,831	$14,597	$23,137

Earnings before income taxes by geographical area consisted of the following:

Year Ended September 30,	2007	2006	2005

United States	$93,818	$70,037	$81,244
Germany	22,012	5,991	(332)
Other countries	16,158	8,469	(1,805)

	$131,988	$84,497	$79,108

Deferred income taxes presented in the consolidated balance sheets are related to the following:

At September 30,	2007	2006

Deferred tax assets:
Retirement healthcare and early retirement benefits	$16,913	$18,691
Foreign net operating loss carryforwards	11,007	16,245
Inventory	14,491	9,363
Other	23,744	30,779
Valuation allowance	(2,596)	(2,566)

Total deferred tax assets, net of valuation allowance	63,559	72,512

Deferred tax liabilities:
Intangibles — net	(29,761)	(26,294)
Other	(18,582)	(12,253)

Total deferred tax liabilities	(48,343)	(38,547)

Net deferred tax assets	$15,216	$33,965

The foreign net operating loss carryforwards as of September 30, 2007 includes $336 that expires in 2012, $164 that expires in 2013, and $10,507 that may be carried forward indefinitely.

At September 30, 2007, Woodward did not provide for taxes on undistributed foreign earnings of $20,786 that were considered permanently reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to the company, or if Woodward sells its stock in the subsidiaries. However, management believes that foreign tax credits would largely offset any income tax that might otherwise be due.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The changes in the valuation allowance were as follows:

Year Ended September 30,	2007	2006	2005

Beginning balance	$(2,566)	$(17,769)	$(18,629)
Change in valuation allowance that existed at the beginning of the year	(116)	13,710	—
Current activity related to deferred items	(302)	—	—
Foreign net operating loss carryforward	388	1,493	860

Ending balance	$(2,596)	$(2,566)	$(17,769)

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming Woodward’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment. In 2007 and 2006, additional objective evidence became available regarding earnings in tax jurisdictions that had unexpired net operating loss carryforwards that affected Woodward’s judgment about the valuation allowance that existed at the beginning of the year.

Foreign net operating loss carryforward amounts in the preceding table included the translation effects of changes in foreign currency exchange rates.

The reasons for the differences between Woodward’s effective income tax rate and the United States statutory federal income tax rate were as follows:

Percent of pretax Earnings
Year Ended September 30,	2007	2006	2005

Statutory rate	35.0%	35.0%	35.0%
Adjustments of the beginning-of-year balance of valuation allowances for deferred tax assets	—	(16.2)	—
State income taxes, net of federal tax benefit	2.0	2.4	2.5
Foreign loss effect	—	0.3	0.1
Foreign tax rate differences	0.1	1.1	(0.7)
Foreign sales benefits	(0.4)	(2.3)	(3.3)
German tax law changes	2.3	—	—
ESOP dividends on allocated shares	(0.5)	(0.7)	(0.8)
Research credit	(2.4)	(0.9)	(1.7)
Retroactive extension of research credit	(0.9)	—	—
Change in estimate of taxes for previous periods and audit settlements	(10.2)	(1.3)	(2.5)
Other items, net	0.6	(0.1)	0.6

Effective rate	25.6%	17.3%	29.2%

The changes in estimate of taxes for previous periods and audit settlements are primarily related to the favorable resolution of certain tax matters for 2007 and related to increases in the amounts of certain credits claimed and changes in the amount of certain deductions taken as compared to prior estimates for 2006.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Note 4.	Earnings per share

Year Ended September 30,	2007	2006	2005

Numerator:
Net earnings	$98,157	$69,900	$55,971

Denominator:
Basic	34,245	34,351	34,200
Assumed exercise of stock options	999	840	927

Diluted	35,244	35,191	35,127

Income per common share:
Basic	$2.87	$2.03	$1.64

Diluted	2.79	1.99	1.59

The weighted-average shares of common stock outstanding included the weighted-average shares held for deferred compensation obligations of 279 for 2007, 414 for 2006, and 391 for 2005.

The following outstanding stock options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

Year Ended September 30,	2007	2006	2005

Options	318	358	5

Weighted-average option price	$37.09	$27.18	$28.27

Note 5.	Inventories

At September 30,	2007	2006

Raw materials	$10,808	$5,495
Component parts	92,737	91,644
Work in progress	36,220	30,124
Finished goods	32,735	21,909

	$172,500	$149,172

Note 6.	Property, plant, and equipment

At September 30,	2007	2006

Land	$12,469	$9,800
Buildings and equipment	182,765	158,276
Machinery and equipment	277,100	248,907
Construction in progress	15,749	11,181

	488,083	428,164
Less accumulated depreciation	(329,085)	(303,988)

Property, plant, and equipment, net	$158,998	$124,176

Depreciation expense totaled $25,428 in 2007, $22,064 in 2006, and $24,451 in 2005.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Note 7.	Goodwill

	September 30,	Additions/	Translation Gains/	September 30,
	2006	Adjustments	(Losses)	2007

Turbine Systems	$86,565	$—	$—	$86,565
Engine Systems	36,703	—	1,033	37,736
Electrical Power Systems	8,816	6,296	1,802	16,914

Consolidated	$132,084	$6,296	$2,835	$141,215

	September 30,	Additions/	Translation Gains/	September 30,
	2005	Adjustments	(Losses)	2006

Turbine Systems	$86,565	$—	$—	$86,565
Engine Systems	36,090	—	613	36,703
Electrical Power Systems	8,380	—	436	8,816

Consolidated	$131,035	$—	$1,049	$132,084

Note 8.	Other intangibles — net

	September 30, 2007			September 30, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Customer relationships:
Turbine Systems	$44,327	$(13,791)	$30,536	$44,327	$(12,314)	$32,013
Engine Systems	20,607	(8,003)	12,604	21,607	(7,030)	14,577
Electrical Power Systems	2,609	(424)	2,185	—	—	—

Consolidated	$67,543	$(22,218)	$45,325	$65,934	$(19,344)	$46,590

	September 30, 2007			September 30, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Other amortizing intangibles:
Turbine Systems	$14,997	$(6,567)	$8,430	$14,997	$(5,864)	$9,133
Engine Systems	21,828	(8,768)	13,060	21,743	(7,110)	14,633
Electrical Power Systems	11,979	(5,776)	6,203	6,117	(4,736)	1,381

Consolidated	$48,804	$(21,111)	$27,693	$42,857	$(17,710)	$25,147

Amortization expense totaled $7,496 in 2007, $6,953 in 2006, and $7,087 in 2005.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Amortization expense associated with current intangibles is expected to be:

Year Ending September 30:

2008	$6,336
2009	6,341
2010	6,197
2011	5,963
2012	5,963
Thereafter	42,218

$73,018

Note 9.	Short-term borrowings

Short-term borrowings reflect borrowings under certain bank lines of credit. The total amount available under these lines of credit, including outstanding borrowings, totaled $125,363 at September 30, 2007, and $117,691 at September 30, 2006, including the $100,000 revolving line of credit facility described in Note 10, Long-term debt. Interest on borrowings under the lines of credit is based on various short-term rates. Several of the lines assess commitment fees. The lines are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the banks. The weighted-average interest rate for outstanding borrowings was 3.8%, 0.5% and 2.3% at September 30, 2007, 2006 and 2005, respectively. For all three years, and in particular 2006, the rates were lower than is typical in the United States because of borrowings in foreign countries.

Note 10.	Long-term debt

At September 30,	2007	2006

Senior notes — 6.39%, due October 2011; unsecured	$53,572	$64,286
Term note — 5.19%, due July 2008; unsecured	4,375	7,809
Term note — 4.25% — 6.95%, due April 2008 to November 2011, secured by land and buildings	2,526	—
Fair value hedge adjustment for unrecognized discontinued hedge gains	617	903

	61,090	72,998
Less: current portion	(15,940)	(14,619)

Long-term debt, less current portion	$45,150	$58,379

The senior notes are held by multiple institutions. The term notes are held by banks in Germany. Required future principal payments of the senior notes and the term notes are as follows:

Year Ending September 30,

2008	$15,940
2009	11,383
2010	11,201
2011	11,068
2012	10,881

As of September 30, 2007, Woodward had a $100,000 revolving line of credit facility that involved uncollateralized financing arrangements with a syndicate of U.S. banks. The agreement provided for an option to increase the amount of the line to $175,000 and has an expiration date of March 11, 2010. Interest rates on

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

borrowings under the agreement varied with LIBOR, the money market rate, or the prime rate. At September 30, 2007 and 2006, there were no borrowings against the line.

On October 25, 2007, Woodward entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, National Association, Wachovia Bank, N.A., Wells Fargo Bank, N.A. and Deutsche Bank Securities. This agreement increases the initial commitment from $100,000 to $225,000 and also increases the option to expand the commitment from $75,000 to $125,000, for a total of $350,000. The agreement generally bears interest at LIBOR plus 41 basis points to 80 basis points and expires in October 2012.

Woodward discontinued certain interest rate swaps that were designated as fair value hedges of long-term debt. These actions resulted in gains that are recognized as a reduction of interest expense over the term of the associated hedged debt using the effective interest method. The unrecognized portion of the gain was presented as an adjustment to long-term debt in the preceding table.

Provisions of the debt agreements include covenants customary to such agreements that require Woodward to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. The most restrictive covenants require the maintenance of a minimum consolidated net worth, a maximum ration of consolidated debt to consolidated operating cash flow, and a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation, and amortization, as defined in the agreements. Woodward is in compliance with all covenants.

Note 11.	Accrued liabilities

At September 30,	2007	2006

Salaries and other member benefits	$47,578	$28,673
Warranties	5,675	5,832
Legal matter	—	8,500
Taxes, other than income	6,682	4,391
Accrued retirement benefits	6,132	4,641
Deferred compensation	3,685	4,352
Other, net	14,138	10,488

	$83,890	$66,877

Provisions of the sales agreements include product warranties customary to such agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

At September 30,	2007	2006

Beginning balance, warranties	$5,832	$5,692
Accruals related to warranties issued during the period	4,524	6,107
Accruals related to pre-existing warranties	387	(1,372)
Settlements of amounts accrued	(5,715)	(4,647)
Foreign currency exchange rate changes	647	52

Ending balance, warranties	$5,675	$5,832

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Note 12.	Other liabilities

At September 30,	2007	2006

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$46,145	$55,075
Other, net	11,259	16,115

	$57,404	$71,190

Note 13.	Retirement benefits

Woodward provides various benefits to eligible members of the company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, and retirement healthcare benefits. Woodward provides health-care and life insurance benefits to certain retired employees and their covered dependents and beneficiaries. Generally, employees who have attained age 55 and have rendered 10 or more years of service are eligible for these postretirement benefits. Certain retirees are required to contribute to plans in order to maintain coverage.

On September 30, 2007, Woodward adopted certain provisions of SFAS 158. See Note 1 — “Operations and summary of significant accounting policies” for additional information regarding the impact of the adoption of SFAS 158.

Measurement assumptions — A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension plans.

The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of continuing operations for the three years ended September 30 were as follows:

	Retirement Pension Benefits						Retirement
	United States			Other Countries			Healthcare Benefits
Year Ended September 30,	2007	2006	2005	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	6.1%	5.6%	5.3%	4.8%	4.4%	4.1%	6.1%	5.6%	5.3%
Rate of compensation increase	N/A	4.5	4.5	3.8	3.4	3.2	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended September 30:
Discount rate	5.6	5.3	5.8	4.4	4.1	4.4	5.6	5.3	5.8
Rate of compensation increase	N/A	4.5	5.0	3.8	3.2	3.0	N/A	N/A	N/A
Long-term rate of return on plan assets	8.0	8.0	8.0	5.8	5.6	6.0	N/A	N/A	N/A

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the United States, Woodward used the Citigroup Pension Liability Index and 30-year U.S. treasury rate as benchmarks. In the United Kingdom, Woodward used the AA corporate bond index (applicable for bonds over 15 years) and government bond yields (for bonds over 15 years) to determine a blended rate to use as the benchmark. In Japan, Woodward used AA-rated corporate bond yields (for bonds of 12.5 years) as the benchmark. Woodward’s assumed rates do not differ significantly from any of these benchmarks.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The Investment objectives for the pension plan assets are designed to generate returns that will enable the pension plans to meet their future obligations. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the plan participants. These obligations are estimated using actuarial assumptions, based on the current economic environment. The strategy balances the requirements to generate returns, using the higher-returning assets such as equity securities with the need to control risk in the pension plan with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the pension plans becoming underfunded, thereby increasing their dependence on contributions from Woodward. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks. In the U.S., assets are primarily invested in broadly diversified passive vehicles.

Woodward’s investment policies and strategies for plan assets focus on maintaining diversified investment portfolios that provide for growth while minimizing risk to principal. The target allocation ranges for plan assets in the United States are 40-60% for United States equity securities, 10-15% for foreign equity securities, and 35-45% for debt securities. The target allocation ranges for plan assets in the United Kingdom, which represented about 80% of total foreign plan assets at September 30, 2007, are 47-57% for debt securities, 23-27% for United Kingdom equity securities, and 23-27% for non-United Kingdom equity securities. The remaining foreign plan assets are in Japan, and Woodward investment manager uses asset allocations that are customary in that country. The expected long-term rates of return on plan assets were based on Woodward current asset allocations and the historical long-term performance for each asset class, as adjusted for existing market conditions.

Salary increase assumptions are based upon historical experience and anticipated future management actions. In determining the long-term rate of return on plan assets, Woodward assumes that the historical long-term compound growth rates of equity and fixed-income securities will predict the future returns of similar investments in the plan portfolio. Investment management and other fees paid out of the plan assets are factored into the determination of asset return assumptions.

For retirement healthcare benefits, Woodward assumed net healthcare cost trend rates of 9.0% in 2008, decreasing gradually to 5.0% in 2011, and remaining at 5.0% thereafter. A 1.0% increase in assumed healthcare cost trend rates would have increased the total of the service and interest cost components by $305 and increased the benefit obligation at the end of the year by $4,966 in 2007. Likewise, a 1.0% decrease in the assumed rates would have decreased the total of service and interest cost components by $263 and decreased the benefit obligation by $4,277 in 2007.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Net periodic benefit costs consists of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Retirement Pension Benefits						Retirement
	United States			Other Countries			Healthcare Benefits
Year Ended September 30,	2007	2006	2005	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$—	$—	$—	$1,294	$1,360	$2,008	$297	$381	$1,708
Interest cost	1,034	1,142	1,082	2,554	2,200	2,102	2,474	2,753	3,761
Expected return on plan assets	(1,317)	(1,180)	(1,090)	(2,424)	(1,998)	(2,069)	—	—	—
Amortization of unrecognized transition obligation	—	—	—	89	91	99	—	—	—
Recognized losses	244	251	148	360	402	553	259	1,198	1,550
Recognized prior service cost	(259)	1	1	(8)	(8)	(9)	(2,520)	(2,520)	(1,346)
Contractual termination benefits	—	—	—	715	340	—	—	—	—
Cost of buyout events	—	—	—	—	—	—	(871)	—	—
Curtailment gain	—	—	—	—	—	—	—	—	(7,825)

Net periodic benefit cost	$(298)	$214	$141	$2,580	$2,387	$2,684	$(361)	$1,812	$(2,152)

An amendment was made to one of Woodward’s retirement pension benefit plans in 2006 that modified the amount of pension benefits payable to participants retiring after January 1, 2007. Amendments were also made to one of Woodward’s retirement healthcare benefit plans in 2005 that reduced the number of individuals who will qualify for retirement healthcare benefits in future periods. The effects of the amendments were presented in the preceding tables under the caption “curtailment gain.”

Contractual pension termination benefits were associated with workforce reductions of members covered by one of Woodward’s retirement pension benefit plans. The workforce reductions were related to the consolidation of manufacturing operations that were initially accrued for in 2004. The expense was recognized in the Engine Systems segment.

During fiscal 2007, Woodward provided an option for certain retirees to receive a cash settlement in lieu of future payments. The expense related to retirees who accepted the offer are included in the “cost of buyout events.”

As part of its retirement healthcare benefits, Woodward provides a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. As a result, Woodward is entitled to a federal subsidy that was introduced by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In fiscal 2007 and 2006, Woodward paid prescription drug benefits of $2,318 and $2,336, respectively. Woodward received $924 in 2007 (none in 2006). Woodward expects to receive $542 in 2008.

The amount of prior service cost and net actuarial loss that is expected to be amortized from Accumulated Other Comprehensive Income and reported as a component of net periodic benefit cost during fiscal 2008 is $2,780 and $569, respectively.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The following table provides a reconciliation of the changes in the projected benefit obligation and fair value of assets for the retirement pension plans for the years ended September 30, 2007 and 2006.

At or for the Year	United States		Other Countries
Ended September 30,	2007	2006	2007	2006

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$18,716	$21,764	$57,072	$53,918
Service cost	—	—	1,294	1,360
Interest cost	1,034	1,142	2,554	2,200
Contribution by participants	—	—	122	139
Net actuarial (gains) loss	(547)	(318)	(2,775)	1,531
Foreign currency exchange rate changes	—	—	3,958	1,834
Benefits paid	(527)	(457)	(3,312)	(4,196)
Plan amendments	—	(3,415)	—	—
Curtailment gain	—	—	—	(54)
Contractual termination benefits	—	—	715	340

Benefit obligation at end of year	$18,676	$18,716	$59,628	$57,072

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$16,709	$14,961	$40,812	$37,888
Actual return on plan assets	2,256	1,205	2,504	3,534
Foreign currency exchange rate changes	—	—	3,431	1,194
Contributions by the company	—	1,000	8,719	2,253
Contributions by plan participants	—	—	122	139
Benefits paid	(527)	(457)	(3,312)	(4,196)

Fair value of plan assets at end of year	$18,438	$16,709	$52,276	$40,812

Reconciliation of accrued obligation and total amounts recognized:
Funded status at end of year	$(238)	$(2,007)	$(7,352)	$(16,260)
Unrecognized prior service cost	(3,149)	(3,409)	(56)	62
Unrecognized net losses/(gain)	3,348	5,079	7,771	(10,392)
Unrecognized transition obligation	—	—	275	(359)
Additional minimum liability	—	—	—	5,912

Net amounts recognized	$(39)	$(337)	$638	$(21,037)

Accrued benefit liability	$(238)	$(2,007)	$(7,352)	$(16,260)
Deferred taxes	76	635	2,720	(1,815)
Accumulated other comprehensive income	123	1,035	5,270	(2,962)

Net amounts recognized	$(39)	$(337)	$638	$(21,037)

The underfunded status of the plans declined from $18,267 in 2006 to $7,590 in 2007, primarily due to actuarial gains resulting, in part, from the increase in the discount rate and contributions made during the year.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The following table provides a reconciliation of the changes in the projected benefit obligation and fair value of assets for the retirement healthcare benefits for the years ended September 30, 2007 and 2006.

Year Ended September 30,	2007	2006

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$51,557	$57,374
Service cost	297	381
Interest cost	2,475	2,753
Contribution by participants	2,663	2,675
Net actuarial (gain)	(5,896)	(6,082)
Foreign currency exchange rate changes	188	170
Benefits paid	(5,237)	(5,714)
Settlement (gain)	(2,284)	—
Part D Medicare reimbursement	924	—

Benefit obligation at end of year	$44,687	$51,557

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Special termination benefit cost	(737)	—
Contributions by the company	3,310	3,039
Contributions by plan participants	2,663	2,675
Benefits paid	(5,236)	(5,714)

Fair value of plan assets at end of year	$—	$—

Reconciliation of accrued obligation and total amounts recognized:
Funded status at end of year	$(44,687)	$(51,557)
Unrecognized prior service cost	(5,418)	—
Unrecognized net loss	3,611	—

Net amounts recognized	$(46,494)	$(51,557)

Accrued benefit liability	$(44,687)	$(51,557)
Deferred taxes	(687)	—
Accumulated other comprehensive income	(1,120)	—

Net amounts recognized	$(46,494)	$(51,557)

The underfunded status of the plans declined from $51,577 in 2006 to $44,687 in 2007, primarily due to actuarial gains resulting, in part, from the increase in the discount rate, and benefits paid and contributions made during the year.

Woodward makes periodic cash contributions to its defined pension plans. The amount of expense associated with defined contribution plans totaled $13,487 in 2007, $13,684 in 2006, and $12,705 in 2005. The amount of contributions associated with multiemployer plans totaled $572 in 2007, $635 in 2006, and $867 in 2005.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were:

	Retirement Pension Benefits				Retirement Healthcare
	United States		Other Countries		Benefits
At or for the Year Ended September 30,	2007	2006	2007	2006	2007	2006

Projected benefit obligation	$(18,676)	$(18,716)	$(59,628)	$(57,072)	$(44,687)	$(51,557)
Accumulated benefit obligation	(18,676)	(18,716)	(56,097)	(50,374)	(44,687)	(49,114)
Fair value of plan assets	18,438	16,709	52,276	40,812	—	—

Plan assets, expected benefit payments and funding — The allocation of pension plan assets as of the respective measurement dates is as follows:

	United States		Other Countries
At September 30,	2007	2006	2007	2006

Equity securities	60%	60%	44%	48%
Debt securities	40%	40%	38%	40%
Insurance contracts	—	—	5%	10%
Other	—	—	13%	2%

	100%	100%	100%	100%

Pension assets at September 30, 2007 and 2006 do not include any direct investment in Woodward’s equity securities.

Substantially all pension benefit payments are made from assets of the pension plans. Using foreign exchange rates as of September 30, 2007 and expected future service, it is anticipated that the future benefit payments will be as follows:

	Retirement
	Pension Benefits
		Other	Retirement Healthcare
Year Ending September 30,	United States	Countries	Benefits

2008	$555	$2,978	$3,276
2009	605	2,745	3,505
2010	652	2,842	3,696
2011	748	3,260	3,844
2012	841	3,164	3,943
2013 - 2017	5,735	17,119	20,955

Woodward expects its contributions for retirement pension benefits will be $0 in the United States and $2,913 in other countries in 2008. Woodward also expects its contributions for retirement healthcare benefits will be $3,276 in 2008, less amounts received as federal subsidies.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Note 14.	Stock options

Stock options are granted to key management members and directors of the company. These options are generally granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, a four-year graded vesting schedule, and a term of ten years. Vesting would be accelerated in the event of retirement, disability, or death of a participant, or change in control of the company.

Provisions governing the stock option grants are included in the 2006 Omnibus Incentive Plan and the 2002 Stock Option Plan. The 2006 Plan was approved by shareholders and became effective on January 25, 2006. No further grants will be made under the 2002 Plan. The 2006 Plan made 3,705 shares available for grants made on or after January 25, 2006, to members and directors of the company, subject to annual award limits as specified in the Plan.

The fair value of options granted during 2007, 2006, and 2005 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions by grant year:

Year Ended September 30,	2007	2006	2005

Expected term	7 years	7 years	7 years
Expected volatility:
Range used	37.0%	37.0%	37.0% - 38.0%
Weighted-average	37.0%	37.0%	37.7%
Expected dividend yield:
Range used	1.7%	1.7%	1.6% - 1.7%
Weighted-average	1.7%	1.7%	1.7%
Risk-free interest rate:
Range used	4.4% - 5.0%	4.5% - 4.6%	4.0% - 4.2%

Historical company information was the primary basis for selection of the expected term, expected volatility, and expected dividend yield assumptions. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Changes in outstanding stock options were as follows:

		Weighted-Average
	Number	Exercise Price

Balance at September 30, 2004	3,253	$12.04
Options granted	430	24.27
Options exercised	(614)	10.52
Options forfeited	(61)	17.33
Options expired	(9)	24.57

Balance at September 30, 2005	2,999	13.96
Options granted	367	27.03
Options exercised	(460)	10.33
Options forfeited	(2)	15.62

Balance at September 30, 2006	2,904	16.18
Options granted	387	37.55
Options exercised	(604)	12.80
Options forfeited	(49)	27.49

Balance at September 30, 2007	2,638	19.88

At September 30, 2007, there was $5,960 of unrecognized compensation cost related to nonvested awards, which Woodward expects to recognize over a weighted-average period of 1.8 years. Information about stock options that have vested, or are expected to vest, and that are exercisable at September 30, 2007, were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Life	Aggregate
		Exercise	in	Intrinsic
	Number	Price	Years	Value

Options vested or expected to vest	2,533	$19.47	6.9	$108,729
Options exercisable	1,764	14.97	3.7	83,675

The weighted-average grant date fair value of options granted was $14.73 for 2007, $10.45 for 2006, and $9.40 for 2005. Other information follows:

Year Ended September 30,	2007	2006	2005

Total fair value of shares vested	$3,114	$2,668	$2,072
Total intrinsic value of options exercised	19,247	9,056	9,115
Cash received from exercises of stock options	5,875	4,139	6,468
Tax benefit realized from exercise of stock options	9,787	3,406	3,435

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Note 15.	Accumulated other comprehensive earnings

Accumulated other comprehensive earnings, which totaled $23,010 at September 30, 2007, and $12,619 at September 30, 2006, consisted of the following items:

Year Ended September 30,	2007	2006

Accumulated foreign currency translation adjustments:
Beginning balance	$17,100	$14,575
Translation adjustments	16,874	4,073
Taxes associated with translation adjustments	(6,360)	(1,548)

Ending balance	$27,614	$17,100

Accumulated unrealized derivative losses:
Beginning balance	$(484)	$(661)
Reclassification to interest expense	247	285
Taxes associated with interest reclassification	(94)	(108)

Ending balance	$(331)	$(484)

Accumulated minimum pension liability adjustments:
Beginning balance	$(3,997)	$(3,010)
Minimum pension liability adjustment	3,789	(1,585)
Taxes associated with minimum pension liability adjustments	(3,085)	598
Implementation of SFAS 158, net of taxes	(980)	—

Ending balance	$(4,273)	$(3,997)

Note 16.	Leases

Woodward has entered into operating leases for certain facilities and equipment with terms in excess of one year. Future minimum rental payments required under these leases are as follows:

Year Ending September 30,

2008	$4,000
2009	3,100
2010	2,500
2011	2,200
2012	1,700
Thereafter	2,100

Rent expense for all operating leases totaled $5,524 in 2007, $4,610 in 2006, and $4,557 in 2005.

Woodward leases one of its facilities in Germany from one of its officers at rates it believes to be market rates. The expenses totaled $816 in 2007, $747 in 2006, and $771 in 2005.

Note 17.	Contingencies

Woodward is currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. The company has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

estimates of the most likely amount of loss. There are also individual matters that management believes the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, management currently believes the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate.

Among the legal proceedings referred to in the preceding paragraph, Woodward previously accrued $9,500 for a class action lawsuit filed in the U.S. District Court for Northern District of Illinois regarding alleged discrimination on the basis of race, national origin, and gender at its Winnebago County, Illinois, facilities, most of which was accrued during fiscal 2006. On April 17, 2007, a U.S. District Court Judge granted final approval of a Consent Decree that included a $5,000 settlement of the class action and EEOC matters with the balance of the previously accrued amount relating to legal and other associated expenses, all of which were paid during this fiscal year. Woodward does not expect to incur any additional settlement or legal expenses related to this matter.

In addition, on April 30, 2007, Woodward was notified of an adverse arbitration ruling on a matter that was initiated by Woodward and outstanding since 2002. As a result of the ruling, Woodward incurred a pre-tax loss in its second fiscal quarter of $4,026 in relation to the arbitration finding which is included in selling, general, and administrative expenses.

Woodward files income tax returns in various jurisdictions worldwide, which are subject to audit. The company has accrued for its estimate of the most likely amount of expense that it believes may result from income tax audit adjustments.

Woodward does not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the company, Woodward may be required to pay termination benefits to certain executive officers.

Note 18.	Financial instruments

The estimated fair values of Woodward’s financial instruments were as follows:

At September 30,	2007	2006

Cash and cash equivalents	$71,635	$83,718
Short-term borrowings	(5,496)	(517)
Long-term debt, including current portion	(60,473)	(72,095)

The fair values of cash and cash equivalents and short-term borrowings at variable interest rates were assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and short-term borrowings have short-term maturities and market interest rates. The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the company at the end of the year for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 6.3% at September 30, 2007, and 5.4% at September 30, 2006.

Woodward holds cash and cash equivalents at financial institutions in excess of amounts covered by federal depository insurance.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Note 19.	Segment information:

Beginning in the fourth quarter of fiscal 2007, Woodward realigned its operations into the following three business segments in order to better match its operations with its customers and served markets:

•	Turbine Systems is focused on systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Engine Systems is focused on systems and components that provide energy control and optimization solutions for industrial markets, which includes power generation, transportation, and process industries.

•	Electrical Power Systems is focused on systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which includes power generation, power distribution, transportation, and process industries.

All segment information for the years ended September 30, 2007, 2006 and 2005 has been restated to reflect the realigned segment structure.

The accounting policies of the segments are the same as those described in Note 1, “Operations and summary of significant accounting policies”. Intersegment sales and transfers are made at established intersegment selling prices generally intended to approximate selling prices to unrelated parties. The determination of segment earnings does not reflect allocations of certain corporate expenses, which are designated as nonsegment expenses, and is before curtailment gain, interest expense, interest income, and income taxes.

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Segment assets consist of accounts receivable, inventories, property, plant, and equipment — net, goodwill, and other intangibles — net. Summarized financial information for Woodward’s segments follows:

At or for the Year Ended September 30,	2007	2006	2005

Turbine Systems:
External net sales	$502,557	$438,726	$414,467
Intersegment sales	21,285	20,197	19,563
Segment earnings	87,353	67,584	63,037
Segment assets	330,969	317,688	284,126
Depreciation and amortization	12,133	14,764	15,622
Capital expenditures	12,490	14,540	11,818
Engine Systems:
External net sales	$414,076	$390,619	$392,079
Intersegment sales	41,124	39,829	38,813
Segment earnings	56,984	40,829	23,690
Segment assets	250,908	231,485	253,302
Depreciation and amortization	14,271	12,148	13,704
Capital expenditures	13,164	14,098	12,389
Electrical Power Systems:
External net sales	$125,704	$25,170	$21,180
Intersegment sales	55,662	51,016	48,568
Segment earnings	20,294	4,475	1,921
Segment assets	109,674	40,672	40,933
Depreciation and amortization	5,572	1,455	1,623
Capital expenditures	5,124	2,098	1,767

The differences between the total of segment amounts and the consolidated financial statements were as follows:

Year Ended September 30,	2007	2006	2005

Total segment net sales and intersegment sales	$1,160,408	$965,557	$934,670
Elimination of intersegment sales	(118,071)	(111,042)	(106,944)

Consolidated net sales	$1,042,337	$854,515	$827,726

Total segment earnings	$164,631	$112,888	$88,648
Nonsegment expenses	(31,720)	(26,052)	(13,710)
Curtailment gain	—	—	7,825
Interest expense and income, net	(923)	(2,339)	(3,655)

Consolidated earnings before income taxes	$131,988	$84,497	$79,108

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

	2007 Fiscal Quarters
	First	Second	Third	Fourth

Total segment net sales:
Turbine Systems	$117,005	$130,772	$132,297	$143,767
Engine Systems	102,921	110,024	117,565	124,690
Electrical Power Systems	32,302	45,223	49,240	54,601

Total	$252,228	$286,019	$299,102	$323,058

Intersegment sales:
Turbine Systems	$4,681	$5,344	$5,422	$5,838
Engine Systems	9,109	10,275	10,498	11,243
Electrical Power Systems	12,190	14,102	14,157	15,213

Total	$25,980	$29,721	$30,077	$32,294

External net sales:
Turbine Systems	$112,324	$125,428	$126,875	$137,929
Engine Systems	93,812	99,749	107,067	113,447
Electrical Power Systems	20,112	31,121	35,083	39,388

Total	$226,248	$256,298	$269,025	$290,764

Segment earnings:
Turbine Systems	$19,294	$23,830	$23,193	$21,035
Engine Systems	12,577	11,785	15,398	17,225
Electrical Power Systems	3,593	6,409	5,200	5,092

Total	$35,464	$42,024	$43,791	$43,352

Earnings Reconciliation:
Total segment earnings	$35,464	$42,024	$43,791	$43,352
Nonsegment expenses	(8,243)	(9,918)	(5,998)	(7,561)
Interest expense and income, net	(569)	(696)	(653)	995

Consolidated earnings before income taxes	$26,652	$31,410	$37,140	$36,786

At September 30,	2007	2006

Total segment assets	$691,551	$589,845
Unallocated corporate property, plant, and equipment — net	6,651	4,577
Other unallocated assets	131,565	141,074

Consolidated total assets	$829,767	$735,497

Differences between total depreciation and amortization and capital expenditures of Woodward’s segments and the corresponding consolidated amounts reported in the consolidated statements of cash flows are due to unallocated corporate amounts.

Two customers individually accounted for more than 10% of consolidated net sales in each of the years 2005 through 2007. Sales to the first customer were made by all of Woodward’s segments and totaled approximately 20%, 22%, and 23% of sales during the years ended September 30, 2007, 2006, and 2005, respectively. Sales to the

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

second customer were made by all of Woodward’s segments and totaled approximately 10%, 11%, and 13% of sales during the years ended September 30, 2007, 2006, and 2005, respectively.

One customer accounted for more than 10% of accounts receivable as of September 30, 2007 and 2006. Accounts receivable from this customer totaled approximately 21% and 24% of accounts receivable at September 30, 2007 and 2006, respectively.

External net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

Year Ended September 30,	2007	2006	2005

External net sales:
United States	$494,237	$449,617	$446,318
Europe	340,292	226,039	213,596
Asia	133,738	123,639	120,799
Other countries	74,070	52,220	47,013

Consolidated external net sales	$1,042,337	$854,515	$827,726

Property, plant, and equipment — net by geographical area, as determined by the physical location of the assets, were as follows:

At September 30,	2007	2006

United States	$100,336	$93,340
Germany	36,544	8,881
Other countries	22,118	21,955

Consolidated total property, plant, and equipment	$158,998	$124,176

Note 20.	Supplementary financial data (Unaudited)

	2007 Fiscal Quarters
	First	Second	Third	Fourth

Net sales	$226,248	$256,298	$269,026	$290,765
Gross profit	68,504	80,126	82,971	81,916
Earnings before income taxes	26,652	31,410	37,140	36,786
Net earnings	17,887	20,262	23,974	36,034
Earnings per share:
Basic	0.52	0.59	0.70	1.05
Diluted	0.51	0.58	0.68	1.02
Cash dividends per share	0.10	0.11	0.11	0.11
Common share price per share:
High	40.94	45.09	59.00	66.28
Low	32.65	38.35	40.65	53.61
Close	39.71	41.17	53.67	62.40

WOODWARD

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

	2006 Fiscal Quarters
	First	Second	Third	Fourth

Net sales	$195,634	$208,917	$217,053	$232,911
Gross profit	53,695	56,890	62,964	68,703
Earnings before income taxes	19,119	17,177	21,579	26,622
Net earnings	12,427	11,466	28,918	17,089
Net earnings per share:
Basic	0.36	0.33	0.84	0.50
Diluted	0.35	0.32	0.82	0.49
Cash dividends per share	0.10	0.10	0.10	0.10
Common share price per share:
High	29.30	33.95	38.88	34.07
Low	25.10	28.34	27.53	27.45
Close	28.67	33.25	30.51	33.54

Notes:

1.	Gross profit represents net sales less cost of goods sold.

2.	Per share amounts have been updated from amounts reported prior to February 1, 2006, to reflect the effects of a three-for-one stock split.

3.	Net earnings included tax adjustments netting to $10,293 in the fourth quarter of 2007. These adjustments included a benefit of $13,286 from the favorable resolution of issues with tax authorities and a charge of $2,993 for the adjustment of deferred taxes as a result of a statutory tax rate change in Germany.

4.	Net earnings included a deferred tax asset valuation allowance change that increased net earnings by $13,710 in the third quarter of 2006.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer (Thomas A. Gendron, president and chief executive officer) and principal financial officer (Robert F. Weber, Jr., chief financial officer and treasurer), as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the company. We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the company’s internal control over financial reporting was effective as of September 30, 2007, the end of the company’s most recent fiscal year.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, conducted an integrated audit of the company’s 2007 consolidated financial statements and of the company’s internal control over financial reporting as of September 30, 2007, as stated in their report included in “Item 8 — Financial Statements and Supplementary Data.”

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

As permitted by Securities and Exchange Commission guidance, management has excluded the operations related to the Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (“SEG”) business (acquired in October 2006) from its assessment of internal control over financial reporting as of September 30, 2007. The SEG operations combined represented approximately nine percent of Woodward’s fiscal 2007 consolidated net sales and ten percent of Woodward’s consolidated total assets at September 30, 2007. The controls for these acquired operations are required to be evaluated and tested by the end of fiscal 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that was not reported on Form 8-K.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees — Audit Committee” (including information with respect to audit committee financial experts), “Share Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders to be held January 23, 2008 and is incorporated herein by reference.

Pursuant to General Instruction G (3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

We have adopted a code of ethics that applies to our principal executive officer and our principal financial and accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is www.woodward.com, and the code of ethics may be found from our main Web page by clicking first on “Investor Relations” and then on “Corporate Governance,” and finally on “Woodward Codes of Business Conduct and Ethics.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information to our Website, at the address and location specified above.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal 2007.

Item 11.  Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees — Director Compensation,” “Compensation Committee Report on Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in our Proxy Statement for the 2007 Annual Meeting of Shareholders to be held January 23, 2008, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters is under the tables captioned “Share Ownership of Management,” “Persons Owning More than Five Percent of Woodward Stock,” and “Executive Compensation — Equity Compensation Plan Information (as of September 30, 2007),” in our Proxy Statement for the 2007 Annual Meeting of Shareholders to be held January 23, 2008, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees — Related Person Transactions Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Shareholders” in our Proxy Statement for the 2007 Annual Meeting of the Shareholders to be held January 23, 2008 is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accounting fees and services is under the captions “Audit Committee Report to Shareholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm and — Fees Paid to PricewaterhouseCoopers LLP” in our Proxy Statement for the 2007 Annual Meeting of Shareholders to be held January 23, 2008, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements:

(a) (2) Consolidated Financial Statement Schedules —

Valuation and Qualifying Accounts	75

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a) (3) Exhibits Filed as Part of This Report:

3 (i)	Restated Certificate of Incorporation filed as Exhibit 3(i) to Form 10-Q for the three months ended June 30, 2006, incorporated herein by reference
3 (ii)	Bylaws, filed as an Exhibit 3.1 to Current Report on Form 8-K, dated November 16, 2007 and incorporated herein by reference
4.1	Note Purchase Agreement dated October 15, 2001, filed as Exhibit 4 to Form 10-Q for the three months ended December 31, 2001, incorporated herein by reference
10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Form 10-K for the year ended September 30, 2000, incorporated herein by reference
10.2	Annual Management Incentive Compensation Plan, filed as Exhibit 10(d) to Form 10-K for the year ended September 30, 2000, incorporated herein by reference
10.3	2002 Stock Option Plan, effective January 1, 2002 filed as Exhibit 10 (iii) to Form 10-Q for the three months ended March 31, 2002, incorporated herein by reference
10.4	Executive Benefit Plan (non-qualified deferred compensation plan), filed as Exhibit 10(e) to Form 10-K for the year ended September 30, 2002, incorporated herein by reference
10.5	Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Form 10-K for the year ended September 30, 2002, incorporated herein by reference
10.6	Form of Transitional Compensation Agreement with Thomas A. Gendron filed as Exhibit 10 to Form 10-Q for the three months ended December 31, 2002, incorporated herein by reference
10.7	Summary of Non-Employee Director Meeting Fees and Compensation, filed as an exhibit
10.8	Material Definitive Agreement with Thomas A. Gendron, filed on Form 8-K filed August 1, 2005, incorporated herein by reference
10.9	Material Definitive Agreement with Robert F. Weber, Jr., filed on Form 8-K filed August 24, 2005, incorporated herein by reference
10.10	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 effective April 28, 2006, incorporated herein by reference
10.11	Form of Transitional Compensation Agreement with Robert F. Weber, Jr., dated August 22, 2005, filed as exhibit 10.11 to Form 10-K for the year ended September 30, 2005, incorporated herein by reference

10.12	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Form 10-Q for the nine months ended June 30, 2007, incorporated herein by reference
10.13	Amended Executive Benefit Plan, filed as an exhibit
10.14	Form of Non-Qualified Stock Option Agreement filed as an Exhibit 99.2 to Current Report on Form 8-K, dated November 16, 2007 and incorporated herein by reference
10.15	Second Amended and Restated Credit Agreement, filed as an Exhibit 99.1 to Current Report on Form 8-K, dated October 25, 2007 and incorporated herein by reference
10.16	Summary of Executive Officer Compensation, filed as an exhibit
10.17	Summary of Dennis Benning Post Retirement Relocation Agreement, filed as an exhibit
11	Statement on computation of earnings per share, included in Note 4 of Notes to Consolidated Financial Statements
14	Code of Ethics filed as Exhibit 14 to Form 10-K for the year ended September 30, 2003, incorporated herein by reference
21	Subsidiaries, filed as an exhibit
23	Consent of Independent Registered Public Accounting Firm, filed as an exhibit
31 (i)	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit
31 (ii)	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit
32 (i)	Section 1350 certifications, filed as an exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woodward Governor Company

/s/ Thomas A. Gendron
Thomas A. Gendron
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 29, 2007

/s/  Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: November 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Cohn John D. Cohn	Director	November 29, 2007

/s/ Paul Donovan Paul Donovan	Director	November 29, 2007

/s/ Thomas A. Gendron Thomas A. Gendron	Director	November 29, 2007

/s/ John A. Halbrook John A. Halbrook	Chairman of the Board and Director	November 29, 2007

/s/ Michael H. Joyce Michael H. Joyce	Director	November 29, 2007

/s/ Mary L. Petrovich Mary L. Petrovich	Director	November 29, 2007

/s/ Larry E. Rittenberg Larry E. Rittenberg	Director	November 29, 2007

Signature	Title	Date

/s/ James R. Rulseh James R. Rulseh	Director	November 29, 2007

/s/ Michael T. Yonker Michael T. Yonker	Director	November 29, 2007

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2007, 2006, and 2005
(In thousands)

		Column C			Column E
	Column B	Additions
	Balance at	Charged to	Charged to
Column A	Beginning of	Costs and	Other	Column D	Balance at
Description	Year	Expenses	Accounts (a)	Deductions(b)	End of Year

Allowance for doubtful accounts:
2007	$2,213	$167	$(331)	$(163)	$1,886
2006	1,965	249	363	(364)	2,213
2005	2,836	(98)	281	(1,054)	1,965

Notes:

(a)	Includes recoveries of accounts previously written off.

(b)	Represents accounts written off and foreign currency translation adjustments. Currency translation adjustments resulted in decreases in the reserve of $22 in 2005, and increases in the reserve of $43 in 2006,and $187 in 2007.

EXHIBIT INDEX

3 (i)	Restated Certificate of Incorporation filed as Exhibit 3(i) to Form 10-Q for the three months ended June 30, 2006, incorporated herein by reference
3 (ii)	Bylaws, filed as an Exhibit 3.1 to Current Report on Form 8-K, dated November 16, 2007 and incorporated herein by reference
4.1	Note Purchase Agreement dated October 15, 2001, filed as Exhibit 4 to Form 10-Q for the three months ended December 31, 2001, incorporated herein by reference
10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Form 10-K for the year ended September 30, 2000, incorporated herein by reference
10.2	Annual Management Incentive Compensation Plan, filed as Exhibit 10(d) to Form 10-K for the year ended September 30, 2000, incorporated herein by reference
10.3	2002 Stock Option Plan, effective January 1, 2002 filed as Exhibit 10 (iii) to Form 10-Q for the three months ended March 31, 2002, incorporated herein by reference
10.4	Executive Benefit Plan (non-qualified deferred compensation plan), filed as Exhibit 10(e) to Form 10-K for the year ended September 30, 2002, incorporated herein by reference
10.5	Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Form 10-K for the year ended September 30, 2002, incorporated herein by reference
10.6	Form of Transitional Compensation Agreement with Thomas A. Gendron filed as Exhibit 10 to Form 10-Q for the three months ended December 31, 2002, incorporated herein by reference
10.7	Summary of Non-Employee Director Meeting Fees and Compensation, filed as an exhibit
10.8	Material Definitive Agreement with Thomas A. Gendron, filed on Form 8-K filed August 1, 2005, incorporated herein by reference
10.9	Material Definitive Agreement with Robert F. Weber, Jr., filed on Form 8-K filed August 24, 2005, incorporated herein by reference
10.10	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 effective April 28, 2006, incorporated herein by reference
10.11	Form of Transitional Compensation Agreement with Robert F. Weber, Jr., dated August 22, 2005, filed as exhibit 10.11 to Form 10-K for the year ended September 30, 2005, incorporated herein by reference
10.12	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Form 10-Q for the nine months ended June 30, 2007, incorporated herein by reference
10.13	Amended Executive Benefit Plan, filed as an exhibit
10.14	Form of Non-Qualified Stock Option Agreement filed as an Exhibit 99.2 to Current Report on Form 8-K, dated November 16, 2007 and incorporated herein by reference
10.15	Second Amended and Restated Credit Agreement, filed as an Exhibit 99.1 to Current Report on Form 8-K, dated October 25, 2007 and incorporated herein by reference
10.16	Summary of Executive Officer Compensation, filed as an exhibit
10.17	Summary of Dennis Benning Post Retirement Relocation Agreement, filed as an exhibit
11	Statement on computation of earnings per share, included in Note 4 of Notes to Consolidated Financial Statements
14	Code of Ethics filed as Exhibit 14 to Form 10-K for the year ended September 30, 2003, incorporated herein by reference
21	Subsidiaries, filed as an exhibit
23	Consent of Independent Registered Public Accounting Firm, filed as an exhibit
31 (i)	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit
31 (ii)	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit
32 (i)	Section 1350 certifications, filed as an exhibit