Form 10-Q
period 2007-12-31
WOODWARD GOVERNOR CO
filed 2008-01-23
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-8408

WOODWARD GOVERNOR COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-1984010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 East Drake Road, Fort Collins, Colorado	80525
(Address of principal executive offices)	(Zip Code)

(970) 482-5811
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.00291 per share	NASDAQ Global Select Market

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

As of January 14, 2008, 34,076,647 shares of the common stock with a par value of $0.00291 per share were outstanding.

WOODWARD GOVERNOR COMPANY

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
	(In thousands except per
	share amounts)

Net sales	$272,063	$226,248

Costs and expenses:
Cost of goods sold	190,830	157,744
Selling, general, and administrative expenses	25,980	26,380
Research and developments costs	15,626	13,954
Amortization of intangible assets	1,895	1,726
Interest expense	956	1,192
Interest income	(580)	(623)
Other, net	(1,132)	(777)

Total costs and expenses	233,575	199,596

Earnings before income taxes	38,488	26,652
Income taxes	(13,163)	(8,765)

Net earnings	$25,325	$17,887

Earnings per share:
Basic	$0.75	$0.52
Diluted	$0.72	$0.51
Weighted-average common shares outstanding:
Basic	33,942	34,112
Diluted	35,019	35,039
Cash dividends per share	$0.11	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Condensed Consolidated Balance Sheets
(Unaudited)

	At December 31,	At September 30,
	2007	2007
	(In thousands except per share
	amounts)

ASSETS
Current assets:
Cash and cash equivalents	$61,142	$71,635
Accounts receivable, less allowance for losses of $2,281 and $1,886, respectively	140,669	152,826
Inventories, net	191,638	172,500
Income taxes receivable	6,954	9,461
Deferred income tax assets	23,718	23,754
Other current assets	8,601	8,429

Total current assets	432,722	438,605
Property, plant, and equipment, net	159,037	158,998
Goodwill	141,391	141,215
Other intangibles, net	71,331	73,018
Deferred income tax assets	10,194	11,250
Other assets	7,148	6,681

Total assets	$821,823	$829,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,499	$5,496
Current portion of long-term debt	14,957	15,940
Accounts payable	53,601	57,668
Accrued liabilities	61,200	83,890

Total current liabilities	135,257	162,994
Long-term debt, less current portion	34,364	45,150
Deferred income tax liabilities	20,696	19,788
Other liabilities	63,992	57,404

Total liabilities	254,309	285,336

Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.00291 per share, 100,000 shares authorized, 36,480 shares issued and outstanding	106	106
Additional paid-in capital	55,379	48,641
Accumulated other comprehensive earnings	26,179	23,010
Deferred compensation	4,743	4,752
Retained earnings	579,033	565,136

	665,440	641,645
Less: Treasury stock at cost, 2,457 shares and 2,616 shares, respectively	(93,183)	(92,462)
Treasury stock held for deferred compensation, at cost, 213 shares and 215 shares, respectively	(4,743)	(4,752)

Total shareholders’ equity	567,514	544,431

Total liabilities and shareholders’ equity	$821,823	$829,767

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Condensed Consolidated Statements of Cash Flow
(Unaudited)

	For the Three Months
	Ended December 31,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net earnings	$25,325	$17,887
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,297	8,249
Postretirement settlement gain	—	(880)
Contractual pension termination benefit	—	850
Net gain on sale of property, plant, and equipment	(33)	(10)
Share-based compensation	1,377	1,061
Excess tax benefits from share-based compensation	(5,258)	(1,926)
Deferred income taxes	646	2,061
Reclassification of unrealized losses on derivatives to earnings	52	62
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	13,194	8,660
Inventories	(17,947)	(10,799)
Accounts payable and accrued liabilities	(27,702)	(12,070)
Income taxes receivable	7,589	6,561
Other, net	(167)	(5,952)

Total adjustments	(18,952)	(4,133)

Net cash provided by operating activities	6,373	13,754

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(6,572)	(5,423)
Proceeds from sale of property, plant, and equipment	267	105
Business acquisition, net of cash acquired	—	(34,564)

Net cash used in investing activities	(6,305)	(39,882)

Cash flows from financing activities:
Cash dividends paid	(3,726)	(3,415)
Proceeds from sales of treasury stock as a result of exercise of stock options	4,160	559
Purchases of treasury stock	(4,777)	(1,859)
Excess tax benefits from share-based compensation	5,258	1,926
Net payments from borrowings under revolving lines of credit	(31)	(614)
Payments of long-term debt	(11,884)	(11,693)

Net cash used in financing activities	(11,000)	(15,096)

Effect of exchange rate changes on cash and cash equivalents	439	889

Net change in cash and cash equivalents	(10,493)	(40,335)
Cash and cash equivalents at beginning of period	71,635	83,718

Cash and cash equivalents at end of period	$61,142	$43,383

Supplemental cash flow information:
Interest expense paid	$1,790	$2,351
Income taxes paid	2,679	727
Non-cash investing activities:
Long-term debt assumed in business acquisition	—	10,319

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share)

(1)	Basis of presentation

Woodward Governor Company’s (“Woodward”) Condensed Consolidated Financial Statements for the three months ended December 31, 2007 and 2006, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly Woodward’s financial position as of December 31, 2007, and the results of operations and cash flows for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2007 was derived from Woodward’s annual report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the three months ended December 31, 2007 is not necessarily indicative of the operating results to be expected for other interim periods or for the full year.

The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Woodward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and other financial information filed with SEC.

The preparation of the Condensed Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Significant estimates in these Condensed Consolidated Financial Statements include allowances for losses, net realizable value of inventories and related purchase commitments, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the valuation of stock compensation instruments granted to employees, including estimates of the related volatility and expected lives for the instruments. Ultimately realized values could differ from these estimates.

(2)	Nature of operations

Woodward operates through three business segments:

•	Turbine Systems is focused on systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Engine Systems is focused on systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which includes power generation, transportation, and process industries.

•	Electrical Power Systems is focused on systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which includes power generation, power distribution, transportation, and process industries.

(3)	Issued but not yet effective accounting standards

SFAS 157: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 157 is effective for Woodward in the first quarter of fiscal 2009. Woodward is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

SFAS 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 159 is effective for Woodward in the first quarter of fiscal 2009. Woodward is currently assessing the impact that SFAS 159 may have on its results of operations and financial position.

EITF 07-3: In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (fiscal 2009 for Woodward). Woodward is currently evaluating the impact adopting EITF 07-03 may have on its results of operations and financial position.

SFAS 141(R): In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning after December 13, 2008. As a result, SFAS 141(R) is effective for Woodward in the first quarter of fiscal 2010. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Woodward is currently assessing the impact that SFAS 141(R) may have on its results of operations and financial position.

SFAS 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51”, (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008 (fiscal 2010 for Woodward). Woodward is currently evaluating the impact SFAS 160 may have on its results of operations and financial position.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

(4)	Net earnings per share

Net earnings per share — basic is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net earnings per share — diluted reflects the potential dilution that could occur if options were exercised.

The average shares outstanding decreased in the first quarter of fiscal 2008 as a result of shares repurchased under Woodward’s ongoing share repurchase program. Woodward repurchases common stock at times management deems appropriate, given current market valuations. During the first quarter of fiscal 2008, Woodward completed its accelerated stock repurchase agreement through J.P. Morgan Chase Bank. Woodward purchased a total of 494 common shares in exchange for $31,114 through this program at an average price of $62.95 per common share.

The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted for the first quarters of fiscal 2008 and fiscal 2007:

	Three Months Ended
	December 31,
	2007	2006

Numerator:
Net earnings	$25,325	$17,887

Denominator:
Basic	33,942	34,112
Assumed exercise of stock options	1,077	927

Diluted	35,019	35,039

Net earnings per common share:
Basic	$0.75	$0.52

Diluted	0.72	0.51

Outstanding stock options totaling 120 and 190 shares for the three months ended December 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

(5)  Income taxes

Effective Annual Tax Rate for Interim Reporting — GAAP requires that the interim period tax provision be determined as follows:

•	At the end of each quarter, Woodward estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items. Discontinued operations are excluded in determining ordinary income.

The estimated annual effective rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

•	The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances and changes in tax

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items which are recognized as discrete items in the interim period in which the event occurs.

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of Woodward in each tax jurisdiction in which it operates and the development of tax planning strategies during the year. In addition, as a global commercial enterprise, Woodward’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The following table sets out the tax expense and the effective tax rate for Woodward’s continuing operations:

	Three Months Ended
	December 31,
	2007	2006

Earnings before income taxes	$38,488	$26,652
Income tax expense	13,163	8,765
Effective tax rate	34.2%	32.9%

Income taxes for the three months ended December 31, 2006, included an expense reduction of $1,177 related to the retroactive extension of the U.S. research and experimentation tax credit. This expense reduction related to the estimated amount of the credit applicable to the period January 1, 2006 through September 30, 2006.

In June 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which provides guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. For those tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Woodward adopted the provisions of FIN 48 on October 1, 2007, as required. The change in measurement criteria caused Woodward to recognize a decrease in the retained earnings component of shareholders’ equity of $7,702.

As of October 1, 2007, the total amount of the gross liability for worldwide unrecognized tax benefits recorded on adoption of FIN 48 and reported in other liabilities in the Condensed Consolidated Balance Sheet was $20,509. Of this amount, $16,316 would impact Woodward’s effective tax rate, if recognized. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $9,702 in the next twelve months through completion of reviews by various worldwide tax authorities. The change in Woodward’s tax liability for unrecognized tax benefits in the first quarter of fiscal 2008 was not significant.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. As of the date of adoption of FIN 48, Woodward has accrued interest and penalties of $4,396.

Woodward’s tax returns are audited by Federal, state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in foreign jurisdictions include 2002 and forward. Woodward is subject to Federal and state income tax examinations for fiscal years 2001 and forward.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

(6)	Inventories

	At December 31,	At September 30,
	2007	2007

Raw materials	$14,414	$10,808
Component parts	108,610	92,737
Work in progress	42,629	36,220
Finished goods	25,985	32,735

	$191,638	$172,500

(7)	Property, plant, and equipment

	At December 31,	At September 30,
	2007	2007

Land	$12,643	$12,469
Buildings and equipment	184,019	182,765
Machinery and equipment	279,837	277,100
Construction in progress	17,444	15,749

	493,943	488,083
Less accumulated depreciation	(334,906)	(329,085)

Property, plant, and equipment, net	$159,037	$158,998

Depreciation expense totaled $7,402 and $6,523 for the three months ended December 31, 2007 and 2006, respectively.

(8)	Goodwill

	September 30,	Additions/	Translation	December 31,
	2007	Adjustments	Gains/(Losses)	2007

Turbine Systems	$86,565	$—	$—	$86,565
Engine Systems	37,736	(675)	(234)	36,827
Electrical Power Systems	16,914	675	410	17,999

Consolidated	$141,215	$—	$176	$141,391

(9)	Other intangibles — net

	At December 31, 2007			At September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Customer relationships:
Turbine Systems	$44,327	$(14,160)	$30,167	$44,327	$(13,791)	$30,536
Engine Systems	20,607	(8,472)	12,135	20,607	(8,003)	12,604
Electrical Power Systems	2,679	(554)	2,125	2,609	(424)	2,185

Consolidated	$67,613	$(23,186)	$44,427	$67,543	$(22,218)	$45,325

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

	At December 31, 2007			September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Other amortizing intangibles:
Turbine Systems	$14,997	$(6,743)	$8,254	$14,997	$(6,567)	$8,430
Engine Systems	18,163	(7,290)	10,873	21,828	(8,768)	13,060
Electrical Power Systems	11,255	(3,478)	7,777	11,979	(5,776)	6,203

Consolidated	$44,415	$(17,511)	$26,904	$48,804	$(21,111)	$27,693

Amortization expense totaled $1,895 and $1,726 for the three months ended December 31, 2007 and 2006, respectively.

Amortization expense associated with current intangibles is expected to be:

Year ending September 30:

2008 (remaining)	$4,473
2009	6,223
2010	6,093
2011	6,050
2012	6,050
Thereafter	42,442

$71,331

(10)	Long-term debt

On October 25, 2007, Woodward entered into a Second Amended and Restated Credit Agreement with J.P. Morgan Chase Bank, National Association, Wachovia Bank, N.A., Wells Fargo Bank, N.A. and Deutsche Bank Securities. This agreement increases the initial commitment from $100,000 to $225,000 and also increases the option to expand the commitment from $75,000 to $125,000, for a total of $350,000. The agreement generally bears interest at LIBOR plus 41 basis points to 80 basis points and expires in October 2012. At December 31, 2007 and September 30, 2007, there were no borrowings against the line.

(11)	Accrued liabilities

	At December 31,	At September 30,
	2007	2007

Salaries and other member benefits	$27,760	$47,578
Warranties	5,414	5,675
Taxes, other than income	4,707	6,682
Accrued retirement benefits	6,079	6,132
Deferred compensation	14	3,685
Other, net	17,226	14,138

	$61,200	$83,890

Provisions of the sales agreements include product warranties customary to such agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

2007

Balance, September 30,	$5,675
Accruals related to warranties issued during the period	967
Accruals related to pre-existing warranties	991
Settlements of amounts accrued	(2,257)
Foreign currency exchange rate changes	38

Balance, December 31,	$5,414

(12)	Other liabilities

	At December 31,	At September 30,
	2007	2007

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$45,189	$46,145
Other, net	18,803	11,259

	$63,992	$57,404

(13)	Retirement benefits

The components of the net periodic pension cost related to continuing operations are as follows:

	Three Months Ended December 31,
	2007	2006

Retirement pension benefits — United States:
Service cost	$—	$—
Interest cost	281	259
Expected return on plan assets	(341)	(329)
Amortization of:
Net actuarial loss	30	61
Prior service cost	(65)	(65)

Net periodic benefit	$(95)	$(74)

Contributions	$—	$—

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended December 31,
	2007	2006

Retirement pension benefits — other countries:
Service cost	$237	$320
Interest cost	726	628
Expected return on plan assets	(761)	(589)
Amortization of:
Transition obligation	23	23
Net actuarial loss	47	93
Prior service cost	(2)	(2)
Contractual termination benefits	—	850

Net periodic cost	$270	$1,323

Contributions	$1,028	$584

The components of the net periodic retirement healthcare benefits related to continuing operations are as follows:

Retirement healthcare benefits:
Service cost	$61	$74
Interest cost	613	619
Amortization of:
Net actuarial loss	48	65
Prior service cost	(630)	(630)
Settlement gains	—	(880)

Net periodic (benefit) cost	$92	$(752)

Contributions	$549	$459

Woodward expects its contributions for retirement pension benefits will be $0 in the United States and $2,913 in other countries in 2008. Woodward also expects its contributions for retirement healthcare benefits will be $3,276 in 2008, less amounts received as federal subsidies. The exact amount of cash contributions made to these plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2008 may differ from the current estimate.

Woodward is entitled to a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Woodward received no subsidy for the three months ended December 31, 2007 ($433 for the three months ended December 31, 2006). Woodward currently expects to receive an additional $542 during the year ending September 30, 2008. Woodward paid prescription drug benefits of $813 and $678 during the three months ended December 31, 2007 and 2006, respectively. Woodward expects to pay additional prescription drug benefits of approximately $1,800 for the year ending September 30, 2008.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

(14)	Accumulated and other comprehensive earnings

Accumulated other comprehensive earnings, which totaled $26,179 at December 31, 2007, consisted of the following items:

Accumulated foreign currency translation adjustments:
Beginning balance	$27,614
Translation adjustments	3,531

Ending balance	$31,145

Accumulated unrealized derivative losses:
Beginning balance	$(331)
Reclassification to interest expense	52
Taxes associated with interest reclassification	(20)

Ending balance	$(299)

Accumulated minimum pension liability adjustments:
Beginning balance	$(4,273)
Minimum pension liability adjustment	(469)
Taxes associated with minimum pension liability	75

Ending balance	$(4,667)

(15)	Total comprehensive earnings

	Three Months Ended December 31,
	2007	2006

Net earnings	$25,325	$17,887
Other comprehensive earnings:
Foreign currency translation adjustments	(3,531)	2,985
Reclassification of unrealized losses on derivatives to earnings	(32)	38
Minimum pension liability adjustment	394	98

Total comprehensive earnings	$22,156	$21,008

(16)	Contingencies

Woodward is currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. Woodward has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that it believes the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, Woodward currently believes the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate.

Woodward does not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the company, Woodward may be required to pay termination benefits to certain executive officers.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

(17)	Segment information

	Three Months Ended December 31,
	2007	2006

Turbine Systems:
Segment net sales	$130,793	$117,005
Intersegment net sales	4,011	4,681
External net sales	126,782	112,324
Segment earnings	27,228	19,294

	Three Months Ended December 31,
	2007	2006

Engine Systems:
Segment net sales	$114,034	$102,921
Intersegment sales	10,283	9,109
External net sales	103,751	93,812
Segment earnings	12,061	12,577
Electrical Power Systems:
Segment net sales	$57,474	$32,302
Intersegment sales	15,944	12,190
External net sales	41,530	20,112
Segment earnings	7,194	3,593

The differences between the total of segment amounts and the Condensed Consolidated Financial Statements were as follows:

	Three Months Ended December 31,
	2007	2006

Total segment external net sales and intersegment sales	$302,301	$252,228
Elimination of intersegment sales	(30,238)	(25,980)

Consolidated net sales	$272,063	$226,248

Total segment earnings	$46,483	$35,464
Nonsegment expenses and eliminations	(7,619)	(8,243)
Interest expense, net	(376)	(569)

Consolidated earnings before income taxes	$38,488	$26,652

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

The summary of consolidated total assets is as follows:

	At December 31,	At September 30,
	2007	2007

Turbine Systems	$333,702	$330,969
Engine Systems	240,411	250,908
Electrical Power Systems	116,533	109,674

Total segment assets	690,646	691,551
Unallocated corporate property, plant, and equipment, net	13,420	6,651
Other unallocated assets	117,757	131,565

Consolidated total assets	$821,823	$829,767

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(amounts in thousands except per share)

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Quarterly Report of Form 10-Q (the “Report”). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended September 30, 2007, and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

Various statements in this Report, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, contain forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecasts,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason. Forward-looking statements may include, among others, statements relating to:

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

Net sales for the quarter was $272,063, an increase of 20.2%, from $226,248 for the first quarter of the prior year with organic growth of 16.6%. Net earnings for the quarter were $25,325, or $0.72 per diluted share, compared to $17,887, or $0.51 per diluted share, in the previous year’s first quarter.

Turbine Systems’ net sales for the first quarter were $130,793, an increase of 11.8% from $117,005 for last year’s first quarter. Turbine Systems’ segment earnings for the first quarter increased to 20.8% of segment sales from 16.5% of segment sales from the first quarter a year ago. This improvement is primarily attributable to continuous improvement efforts related to operating margins and the positive impact of higher sales on a consistent fixed cost base, a favorable product mix, and cost-control activities.

Engine Systems’ net sales for the first quarter were $114,038, an increase of 10.8% from $102,921 for last year’s first quarter. Engine Systems’ first quarter earnings decreased to 10.6% of segment sales from 12.2% of segment sales from the first quarter a year ago. This change reflects an unfavorable product mix compared to the prior year, increased expediting costs associated with supply chain constraints, and growth related investments.

Electrical Power Systems’ net sales for the first quarter were $57,474, an increase of 77.9% from $32,302 for last year’s first quarter. Electrical Power Systems’ first quarter earnings increased to 12.5% of segment sales from 11.1% of segment sales from the first quarter a year ago. This improvement reflects the integration of our acquisition of Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (“SEG”) and continuous improvement efforts related to operating margins and the positive impact of higher sales on our fixed cost base.

Our first quarter results this year also included the effect of the implementation of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which decreased the retained earnings component of shareholders’ equity by $7,702.

At December 31, 2007, our total assets were $821,823, including $61,142 in cash and cash equivalents, and our total debt was $54,820. Together with our line of credit, we are well positioned to fund expanded research and development projects and to explore other investment opportunities consistent with our focused strategies.

Results of Operations

Net Sales

The following table presents the breakdown of consolidated net external sales by segment:

	Three Months Ended
	December 31,
	2007		2006

Turbine Systems	$126,782	47%	$112,324	50%
Engine Systems	103,751	38	93,812	41
Electrical Power Systems	41,530	15	20,112	9

Consolidated net external sales	$272,063	100%	$226,248	100%

Turbine Systems’ net external sales increased 11.8% in the three months ended December 31, 2007, compared to the same period a year ago reflecting the continued strength of the aerospace business. This has driven higher demand for both OEM and military and commercial aftermarket products.

Engine Systems’ net external sales increased 10.8% in the three months ended December 31, 2007, compared to the same period a year ago. Increased production in the marine and alternative fuel segments as well as growth in the continuous power application market have been the primary drivers of this growth.

Electrical Power Systems’ net external sales increased 77.9% in the three months ended December 31, 2007, compared to the same period a year ago. Demand for power generation, primarily wind turbine, is driving increased demand for our products.

Costs and Expenses

The following table presents costs and expenses:

	Three Months Ended December 31,
	2007	2006

Cost of goods sold	$190,830	$157,744
Selling, general, and administrative expenses	25,980	26,380
Research and development costs	15,626	13,954
Amortization of intangible assets	1,895	1,726
Interest and other income	(1,761)	(1,603)
Interest and other expenses	1,005	1,395

Consolidated costs and expenses	$233,575	$199,596

Cost of goods sold increased in the three months ended December 31, 2007, as compared to the same period last year, primarily due to an increase in sales volume.

Gross margins (as measured by net sales less cost of goods sold) decreased to 29.9% for the three months ended December 31, 2007 from 30.3% for the three months ended December 31, 2006. The decrease in gross margins reflects a change in product mix and costs associated with supply chain constraints.

Selling, general, and administrative expenses decreased both in dollar terms and as a percentage of sales in the three months ended December 31, 2007, as compared to the same period last year primarily due to a reduction in business development costs.

Research and development costs increased in the three months ended December 31, 2007, as compared to the same period last year, reflecting higher levels of development activity and the full integration of our business acquisition. Research and development costs decreased as a percent of sales period-to-period.

In Turbine Systems, we are working closely with our customers early in their own development and design stages, helping them by developing components and integrated systems that allow them to meet emissions requirements, increase fuel efficiency, and lower their costs. Most significantly, we are developing components and an integrated fuel system for the new GEnx turbofan engine for the Boeing 787, Airbus A350, and Boeing 747-8, and components for the GE Rolls-Royce F136 and Pratt & Whitney F135 engines that are the two propulsion choices to power Lockheed Martin’s Joint Strike Fighter aircraft, and components for the T700-GE-701D engine that will be used to upgrade the Sikorsky Black Hawk and Boeing Apache helicopters, among others.

Engine Systems continues to develop components and integrated systems that allow our customers to meet emissions requirements, increase fuel efficiency, and lower their costs. Development projects include compressed natural gas and liquid propane gas for urban vehicles and trucks. In addition, we are developing a leading edge diesel particulate filter and after-treatment burner systems for off highway and urban diesel truck markets.

Electrical Power Systems is developing new power inverter controls that enable the energy from wind to be tied to the power grid as well as electrical devices that sense and correct problems in the power grid to protect homes and businesses.

Earnings

	Three Months Ended December 31,
	2007	2006

Turbine Systems	$27,228	$19,294
Engine Systems	12,061	12,577
Electrical Power Systems	7,194	3,593

Total segment earnings	46,483	35,464
Nonsegment expense and eliminations	(7,619)	(8,243)
Interest expense, net	(376)	(569)

Consolidated earnings before income taxes	38,488	26,652
Income tax expense	(13,163)	(8,765)

Consolidated net earnings	$25,325	$17,887

Turbine Systems’ segment earnings increased 41% in the three months ended December 31, 2007 as compared to the same period last year due to the following:

Earnings for the three months ended December 31, 2006	$19,294
Volume changes	3,940
Selling price changes	1,000
Variable compensation	(344)
Foreign currency	233
Other, net	3,105

Earnings for the three months ended December 31, 2007	$27,228

Sales volume increased due to higher demand for both military and commercial aftermarket products. Selling price increases primarily affected spares and components used in the aerospace aftermarket. Turbine Systems also experienced a favorable product mix compared to the prior year which increased earnings. Forecasted variable compensation accrued and expensed for Turbine Systems’ members was higher in 2008 than in 2007, driven by performance-based factors.

Engine Systems’ segment earnings decreased 4% in the three months ended December 31, 2007 as compared to the same period last year due to the following:

Earnings for the three months ended December 31, 2006	$12,577
Volume changes	2,341
Selling price changes	938
Variable compensation	(263)
Foreign currency	712
Product expediting	(1,309)
Other, net	(2,935)

Earnings for the three months ended December 31, 2007	$12,061

Sales volume increases were primarily in the power generation and marine markets. Selling price increases were across most products to offset increased material costs. Engine Systems also experienced an unfavorable product mix compared to the prior year, increased expediting costs associated with supply chain constraints, and growth related investments. Forecasted variable compensation accrued and expensed for Engine Systems’ members was higher in 2008 than in 2007, driven by performance-based factors.

Electrical Power Systems’ segment earnings increased 100% in the three months ended December 31, 2007 as compared to the same period last year due to the following:

Earnings for the three months ended December 31, 2006	$3,593
Volume changes	2,624
Variable compensation	(178)
Foreign currency	1,455
Effects of SEG acquisition	1,100
Other, net	(1,400)

Earnings for the three months ended December 31, 2007	$7,194

Sales volume is higher due to inverter products sold into wind power applications. A change in mix and changes in the external market put pressure on margins. Forecasted variable compensation accrued and expensed for Electrical Power Systems’ members was higher in 2008 than in 2007, driven by performance-based factors.

Income taxes were provided at an effective rate on earnings before income taxes of 34.2% for the three-month period ended December 31, 2007 compared to 32.9% for the three month period ended December 31, 2006. The change in the effective tax rate was attributable to the following (as a percent of earnings before income taxes):

Effective tax rate for the three months ended December 31, 2006	32.9%
Research credit in 2008 as compared to 2007	4.4
Change in German income tax rate	(2.1)
Other changes, net	(1.0)

Effective tax rate for the year ended December 31, 2007	34.2%

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which provides guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the Condensed Consolidated Financial Statements. For those tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We adopted the provisions of FIN 48 on October 1, 2007, as required. The change in measurement criteria caused us to recognize a decrease in the retained earnings component of shareholders’ equity of $7,702.

As of October 1, 2007, the total amount of the gross liability for worldwide unrecognized tax benefits recorded on adoption of FIN 48 and reported in other liabilities in the Condensed Consolidated Balance Sheet was $20,509. Of this amount, $16,316 would impact our effective tax rate, if recognized. At this time, we estimate that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $9,702 in the next twelve months through completion of reviews by various worldwide tax authorities. The change in our tax liability for unrecognized tax benefits in the first quarter of fiscal 2008 was not significant.

We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of the date of adoption of FIN 48, we have accrued interest and penalties of $4,396.

Our tax returns are audited by Federal, state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in foreign jurisdictions include 2002 and forward. We are subject to Federal and state income tax examinations for fiscal years 2001 and forward.

Financial Condition

Assets

	At December 31,	At September 30,
	2007	2007

Turbine Systems	$333,702	$330,969
Engine Systems	240,411	250,908
Electrical Power Systems	116,533	109,674

Total segment assets	690,646	691,551
Nonsegment assets	131,177	138,216

Consolidated total assets	$821,823	$829,767

Turbine Systems’ segment assets increased primarily due to increases in inventory in response to increases in sales volume offset by collections of accounts receivable.

Engine Systems’ segment assets decreased primarily due to increases in inventory as a result of an increase in sales volume offset by collection of accounts receivable and a transfer of assets to nonsegment assets.

Electrical Power Systems’ segment assets increased primarily as a result of increases in accounts receivable and inventory in response to increases in sales volume.

Nonsegment assets decreased primarily because of a decrease in cash and cash equivalents related payments of accrued bonuses and the payment of long-term debt. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.

Other Balance Sheet Measures

	At December 31,	At September 30,
	2007	2007

Working capital	$297,465	$275,611
Long-term debt, less current portion	34,364	45,150
Other liabilities	63,992	57,404
Shareholders’ equity	567,514	544,431

Working capital (current assets less current liabilities) increased at December 31, 2007 from September 30, 2007 primarily as a result of an increase in inventory due to increases in sales volume, and reductions in accounts payable and accrued liabilities, partially offset by an increase in collections of accounts receivable.

Long-term debt, less current portion decreased in the three months ended December 31, 2007, as a result of payments made during the period. We currently have a revolving line of credit facility with a syndicate of U.S. banks of up to $225,000, with an option to increase the amount of the line to $350,000 if we choose. The line of credit facility expires in October 2012. In addition, we have other line of credit facilities, which totaled $25,363 at September 30, 2007, that are generally reviewed annually for renewal. The total amount of borrowings under all facilities was $5,499 and $5,496 at December 31, 2007 and September 30, 2007, respectively.

Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to Earnings Before Income Taxes, Depreciation and Amortization, as defined in the agreements. We were in compliance with all covenants at December 31, 2007.

Commitments and contingencies at December 31, 2007, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believes the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate.

We do not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.

Shareholders’ equity increased in the three months ended December 31, 2007. Increases due to net earnings and sales of treasury stock during the three months were partially offset by cash dividend payments and purchases of treasury stock.

During the first quarter of fiscal 2008, we completed our accelerated stock repurchase agreement through J.P. Morgan Chase Bank. We purchased a total of 494 common shares in exchange for $31,114 through this program at an average price of $62.95 per common share.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pensions, and retirement healthcare. These contractual obligations are summarized and discussed more fully in the Management’s Discussion and Analysis in our 2007 annual report on Form 10-K for the year ended September 30, 2007.

Cash Flows

	Three Months Ended December 31,
	2007	2006

Net cash provided by operating activities	$6,373	$13,754
Net cash used in investing activities	(6,305)	(39,882)
Net cash used in financing activities	(11,000)	(15,096)

Net cash flows provided by operating activities decreased by $7,381 in the three months ended December 31, 2007, as compared to the same period a year ago primarily due to an increase in earnings and working capital.

Net cash flows used in investing activities decreased by $33,577 in the three months ended December 31, 2007, compared to the same period a year ago primarily as a result of a business acquisition in the October 2006. Capital expenditures were $6,572 for the quarter as compared to $5,423 for the same quarter last year.

Net cash flows used in financing activities decreased by $4,096 in the three months ended December 31, 2007, as compared to the same period a year ago primarily as a result of increases in the sales of treasury stock as a result of exercise of stock options offset by increased purchases of treasury stock and increases in excess tax benefits from share-based compensation.

Financing Arrangements

Payments on our senior notes, totaling $48,764, are due over the 2009 — 2013 timeframe. Also, we have a $225,000 line of credit facility that includes an option to increase the amount of the line up to $350,000 that does not expire until October 2012. Despite these factors, it is possible that business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

Critical Accounting Policies

We consider the accounting policies used in preparing our Condensed Consolidated Financial Statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors. In each of the areas that were identified as critical accounting policies, our judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in our assets and liabilities, increases or decreases in our expenses, and additional losses or gains that are material to our financial condition and results of operations. Our critical accounting policies are discussed more fully in the Management’s Discussion and Analysis section in our annual report on Form 10-K for the year ended September 30, 2007.

Market Risks

Our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities, and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management’s Discussion and Analysis section in our annual report on Form 10-K for the year ended September 30, 2007.

Issued but not yet effective accounting standards

See accounting standards discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest expense on our long-term debt is sensitive to changes in interest rates. Also, assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. These market risks are discussed more fully in the Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended September 30, 2007.

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

Information regarding legal proceedings is contained in Note 16 to the unaudited Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized in “Item 1A. — Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2007, when making investment decisions regarding our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(In thousands except share and per share amounts)

(a) Recent Sales of Unregistered Securities

Sales of common stock issued from treasury to one of the company’s directors during the first quarter of 2008 consisted of the following:

	Total Shares	Consideration
	Purchased	Received

October 1, 2007 through October 31, 2007	—	$—
November 1, 2007 through November 30, 2007	183	12
December 1, 2007 through December 31, 2007	—	—

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(b) Issuer Purchases of Equity Securities

					Maximum Number
					(or Approximate
				Total Number of	Dollar Value) of
	Total			Shares Purchased as	Shares That May Yet
	Number of		Average	Part of Publicly	be Purchased
	Shares		Price Paid	Announced Plans	Under the Plans or
Period	Purchased		per Share	or Programs	Programs(1)(2)

October 1, 2007 through October 31, 2007	—		$—	—	$204,415
November 1, 2007 through November 30, 2007	72,379	(3)(4)	66.02	72,379	204,415
December 1, 2007 through December 31, 2007 under the accelerated stock repurchase agreement(1)	40,733		62.95	40,733	200,000
December 1, 2007 through December 31, 2007	341	(5)	69.05	341	200,000

(1)	In July 2006, the Board of Directors authorized the repurchase of up to $50,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period (the “2006 Authorization”). Pursuant to the 2006 Authorization, in August 2007, we entered into an accelerated stock repurchase agreement with J.P. Morgan Chase Bank. During the first quarter of fiscal 2008, we completed our accelerated stock repurchase agreement. We purchased a total of 494,257 common shares in exchange for $31,114 through this program at an average price of $62.95 per common share.

(2)	During September 2007, the Board of Directors authorized a new stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or privately negotiated transactions over a three-year period that will end in October 2010.

(3)	We acquired 24,975 shares as part of an exercise of stock options in November 2007.

(4)	We acquired 47,404 shares as payment for income taxes related to the exercise of stock options in November 2007.

(5)	We acquired 341 shares on the open market related to the reinvestment of dividends for treasury shares under our deferred compensation plan in December 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders.

Item 6.	Exhibits

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

Date: January 22, 2008

/s/  ROBERT F. WEBER, JR.
Robert F. Weber, Jr.
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: January 22, 2008

WOODWARD GOVERNOR COMPANY

EXHIBIT INDEX

Exhibit
Number	Description:

31(i)	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit
31(ii)	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit
32(i)	Section 1350 certifications, filed as an exhibit