Form 10-Q
period 2008-03-31
WOODWARD GOVERNOR CO
filed 2008-04-22
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-8408

WOODWARD GOVERNOR COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-1984010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 East Drake Road, Fort Collins, Colorado (Address of principal executive offices)	80525 (Zip Code)

Registrant’s telephone number, including area code:
(970) 482-5811

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common stock, par value $0.001455 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of April 14, 2008, 67,098,246 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands except per share amounts)

Net sales	$305,753	$256,298	$577,816	$482,546

Costs and expenses:
Cost of goods sold	210,377	176,172	401,207	333,916
Selling, general, and administrative expenses	31,667	30,593	57,647	56,977
Research and developments costs	18,781	15,946	34,407	29,900
Amortization of intangible assets	1,710	2,184	3,605	3,910
Interest expense	986	1,133	1,942	2,325
Interest income	(420)	(437)	(1,000)	(1,060)
Other, net	(996)	(703)	(2,128)	(1,484)

Total costs and expenses	262,105	224,888	495,680	424,484

Earnings before income taxes	43,648	31,410	82,136	58,062
Income taxes	(13,934)	(11,148)	(27,097)	(19,913)

Net earnings	$29,714	$20,262	$55,039	$38,149

Earnings per share:
Basic	$0.44	$0.30	$0.81	$0.56
Diluted	$0.43	$0.29	$0.79	$0.54
Weighted-average common shares outstanding:
Basic	67,603	68,503	67,762	68,362
Diluted	69,473	70,361	69,776	70,225
Cash dividends per share	$0.060	$0.055	$0.115	$0.105

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)
	(In thousands except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$60,242	$71,635
Accounts receivable, less allowance for losses of $2,244 and $1,886, respectively	162,140	152,826
Inventories	210,369	172,500
Income taxes receivable	611	9,461
Deferred income tax assets	23,157	23,754
Other current assets	12,120	8,429

Total current assets	468,639	438,605
Property, plant, and equipment, net	164,325	158,998
Goodwill	142,884	141,215
Other intangibles, net	70,273	73,018
Deferred income tax assets	8,628	11,250
Other assets	9,081	6,681

Total assets	$863,830	$829,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$25,672	$5,496
Current portion of long-term debt	13,990	15,940
Accounts payable	60,944	57,668
Accrued liabilities	62,627	83,890

Total current liabilities	163,233	162,994
Long-term debt, less current portion	34,133	45,150
Deferred income tax liabilities	26,087	19,788
Other liabilities	66,274	57,404

Total liabilities	289,727	285,336

Commitments and contingencies (Note 17)
Shareholders’ Equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued and outstanding	106	106
Additional paid-in capital	58,520	48,641
Accumulated other comprehensive earnings	36,554	23,010
Deferred compensation	5,356	4,752
Retained earnings	604,680	565,136

	705,216	641,645
Less: Treasury stock at cost, 5,864 shares and 5,231 shares, respectively	(125,757)	(92,462)
Treasury stock held for deferred compensation, at cost, 424 shares and 430 shares, respectively	(5, 356)	(4,752)

Total shareholders’ equity	574,103	544,431

Total liabilities and shareholders’ equity	$863,830	$829,767

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Six Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net earnings	$55,039	$38,149

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,301	17,438
Postretirement settlement gain	—	(887)
Contractual pension termination benefit	—	850
Net loss (gain) on disposal of property, plant, and equipment	1,333	(7)
Share-based compensation	2,467	1,962
Excess tax benefits from share-based compensation	(6,958)	(3,669)
Deferred income taxes	3,759	2,281
Reclassification of unrealized losses on derivatives to earnings	102	122
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(3,707)	(7,848)
Inventories	(32,602)	(24,995)
Accounts payable and accrued liabilities	(22,990)	(1,947)
Income taxes receivable	14,870	6,175
Other, net	(423)	(7,360)

Total adjustments	(25,848)	(17,885)

Net cash provided by operating activities	29,191	20,264

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(15,937)	(13,058)
Proceeds from sale of property, plant, and equipment	134	109
Business acquisition, net of cash acquired	—	(34,594)

Net cash used in investing activities	(15,803)	(47,543)

Cash flows from financing activities:
Cash dividends paid	(7,793)	(7,192)
Proceeds from sales of treasury stock as a result of exercise of stock options	5,859	5,158
Purchases of treasury stock	(38,701)	(6,869)
Excess tax benefits from share-based compensation	6,958	3,669
Net borrowings (payments) under revolving lines of credit	20,175	(2,388)
Payments of long-term debt	(13,432)	(12,686)

Net cash used in financing activities	(26,934)	(20,308)

Effect of exchange rate changes on cash and cash equivalents	2,153	2,145

Net change in cash and cash equivalents	(11,393)	(45,442)
Cash and cash equivalents at beginning of period	71,635	83,718

Cash and cash equivalents at end of period	$60,242	$38,276

Supplemental cash flow information:
Interest expense paid	$2,257	$2,632
Income taxes paid	17,509	10,807
Income tax refunds received	12,395	—
Non-cash investing activities:
Long-term debt assumed in business acquisition	—	10,319
Acquisition of property and equipment on account	561	—

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts)

(1)	Basis of presentation

Woodward Governor Company’s (“Woodward”) Condensed Consolidated Financial Statements as of March 31, 2008 and for the three and six months ended March 31, 2008 and 2007, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly Woodward’s financial position as of March 31, 2008, and the results of operations and cash flows for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2007 was derived from Woodward’s annual report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the three and six month periods ended March 31, 2008 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Woodward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and other financial information filed with the SEC.

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

At the 2007 annual meeting of shareholders on January 23, 2008, shareholders approved a two-for-one stock split. The stock split became effective for shareholders at the close of business on February 1, 2008. The number of shares and per share amounts reported in these Condensed Consolidated Financial Statements have been updated from amounts reported prior to February 1, 2008, to reflect the effects of the split. In addition, the shareholders, at the same meeting, approved an amendment to Woodward’s Certificate of Incorporation increasing the number of authorized shares of common stock from 100,000 to 150,000.

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

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Recently adopted and issued but not yet effective accounting standards

Recently adopted accounting standards

Investments

During fiscal 2008, Woodward fully funded its deferred compensation program totaling $4,292 at March 31, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with unrealized gains and losses recognized in earnings. The trading securities are included in “Other current assets”.

Issued but not yet effective accounting standards

SFAS 157:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 157 is effective for Woodward in the first quarter of fiscal 2009. Woodward is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

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

EITF 07-3:  In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities, and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (fiscal 2009 for Woodward). Woodward does not expect the adoption of EITF 07-03 to have a material impact on its results of operations and financial position.

SFAS 141(R):  In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is intended to improve, simplify, and converge internationally the accounting for business combinations. Under SFAS 141(R), an acquiring entity in a business combination must recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date fair values, with limited exceptions. In addition, SFAS 141(R) requires the acquirer to disclose all information that investors and other users need to evaluate and understand the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, Woodward will record and disclose business combinations under the revised standard beginning October 1, 2009.

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51”, (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result, SFAS 160 is effective for Woodward in the first quarter of fiscal 2010. Woodward is currently evaluating the impact SFAS 160 may have on its results of operations and financial position.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010 for Woodward). Woodward is currently assessing the impact that SFAS 161 may have on its results of operations and financial position.

(4)	Net earnings per share

Net earnings per share — basic is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Net earnings per share — diluted reflects the potential dilution that could occur if options were exercised.

The average shares outstanding decreased in the second quarter of fiscal 2008 as a result of shares repurchased under Woodward’s ongoing share repurchase program. Woodward repurchases common stock at times management deems appropriate, given current market valuations. During the first quarter of fiscal 2008, Woodward completed its accelerated stock repurchase agreement through J.P. Morgan Chase Bank. Woodward purchased a total of 989 common shares in exchange for $31,114 through this program at an average price of $31.48 per common share.

The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted for the three and six month periods ended March 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Numerator:
Net earnings	$29,714	$20,262	$55,039	$38,149

Denominator:
Basic	67,603	68,503	67,762	68,362
Assumed exercise of stock options	1,870	1, 858	2,014	1,863

Diluted	69,473	70,361	69,776	70,225

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net earnings per common share:
Basic	$0.44	$0.30	$0.81	$0.56

Diluted	0.43	0.29	0.79	0.54

The following weighted average stock options were outstanding during the three and six months ended March 31, 2008 and 2007, but were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Weighted average stock options	464	734	352	557

(5)	Income taxes

Effective Annual Tax Rate for Interim Reporting — GAAP requires that the interim period tax provision be determined as follows:

•	At the end of each quarter, Woodward estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

The estimated annual effective rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

•	The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items which are recognized as discrete items in the interim period in which the event occurs.

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

The following table sets out the tax expense and the effective tax rate for Woodward’s continuing operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Earnings before income taxes	$43,648	$31,410	$82,136	$58,062
Income tax expense	13,934	11,148	27,097	19,913
Effective tax rate	31.9%	35.5%	33.0%	34.3%

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Income taxes for the six months ended March 31, 2007 included an expense reduction of $1,177 related to the retroactive extension of the U.S. research and experimentation tax credit. This expense reduction related to the estimated amount of the credit applicable to the period January 1, 2006 through September 30, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which provides guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. For those tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Woodward adopted the provisions of FIN 48 on October 1, 2007, as required. The change in measurement criteria caused Woodward to recognize a decrease in the retained earnings component of shareholders’ equity of $7,702.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $19,393 at March 31, 2008, and $20,509 at October 1, 2007, after the adjustment to the beginning balance of retained earnings. The net decrease in the liability of $1,116 since the date of adoption resulted from a $3,494 decrease due to the resolution of a review by a tax authority. This decrease was partially offset by an additional provision for unrecognized tax benefits and related interest for the first six months of fiscal 2008. At March 31, 2008, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $15,832. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $7,632 in the next twelve months through completion of reviews by various worldwide tax authorities.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $4,931 and $4,396 as of March 31, 2008, and October 1, 2007, respectively.

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. Woodward is subject to U.S. and state income tax examinations for fiscal years 2003 and forward.

(6)	Inventories

	March 31,	September 30,
	2008	2007

Raw materials	$20,195	$10,808
Component parts	116,291	92,737
Work in progress	44,256	36,220
Finished goods	29,627	32,735

	$210,369	$172,500

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(7)	Property, plant, and equipment

	March 31,	September 30,
	2008	2007

Land	$13,343	$12,469
Buildings and improvements	190,020	182,765
Machinery and equipment	287,077	277,100
Construction in progress	15,362	15,749

	505,802	488,083
Less accumulated depreciation	(341,477)	(329,085)

Property, plant, and equipment, net	$164,325	$158,998

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Depreciation expense	$7,294	$7,005	$14,696	$13,528

(8)	Goodwill

	September 30,	Additions/	Translation	March 31,
	2007	Adjustments	Gains/(Losses)	2008

Turbine Systems	$86,565	$—	$—	$86,565
Engine Systems	37,736	(675)	(167)	36,894
Electrical Power Systems	16,914	675	1,836	19,425

Consolidated	$141,215	$—	$1,669	$142,884

(9)	Other intangibles — net

	March 31, 2008			September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Customer relationships:
Turbine Systems	$44,327	$(14,529)	$29,798	$44,327	$(13,791)	$30,536
Engine Systems	20,607	(8,940)	11,667	20,607	(8,003)	12,604
Electrical Power Systems	2,900	(729)	2,171	2,609	(424)	2,185

Consolidated	$67,834	$(24,198)	$43,636	$67,543	$(22,218)	$45,325

	March 31, 2008			September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Other amortizing intangibles:
Turbine Systems	$14,997	$(6,919)	$8,078	$14,997	$(6,567)	$8,430
Engine Systems	18,160	(7,630)	10,530	21,828	(8,768)	13,060
Electrical Power Systems	12,268	(4,239)	8,029	11,979	(5,776)	6,203

Consolidated	$45,425	$(18,788)	$26,637	$48,804	$(21,111)	$27,693

Total	$113,259	$(42,986)	$70,273	$116,347	$(43,329)	$73,018

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Amortization expense	$1,710	$2,184	$3,605	$3,910

Amortization expense associated with current intangibles is expected to be:

Year Ending September 30:

2008 (remaining)	$3,241
2009	6,296
2010	6,155
2011	6,108
2012	6,108
Thereafter	42,365

$70,273

(10)	Long-term debt

On October 25, 2007, Woodward entered into a Second Amended and Restated Credit Agreement with J.P. Morgan Chase Bank, National Association, Wachovia Bank, N.A., Wells Fargo Bank, N.A. and Deutsche Bank Securities. This agreement increased the initial commitment from $100,000 to $225,000 and also increased the option to expand the commitment from $75,000 to $125,000, for a total of $350,000. The agreement generally bears interest at LIBOR plus 41 basis points to 80 basis points and expires in October 2012. At March 31, 2008, there were $25,000 of borrowings outstanding under the agreement (none at September 30, 2007).

(11)	Accrued liabilities

	March 31,	September 30,
	2008	2007

Salaries and other member benefits	$31,153	$47,578
Warranties	6,256	5,675
Taxes, other than income	3,014	6,682
Accrued retirement benefits	6,140	6,132
Other, net	16,064	17,823

	$62,627	$83,890

Provisions of the sales agreements include product warranties customary to such agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

Balance, September 30, 2007	$5,675
Accruals related to warranties issued during the period	2,989
Accruals related to pre-existing warranties	804
Settlements of amounts accrued	(3,431)
Foreign currency exchange rate changes	219

Balance, March 31, 2008	$6,256

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(12)	Other liabilities

	March 31,	September 30,
	2008	2007

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$48,210	$46,145
Other, net	18,064	11,259

	$66,274	$57,404

(13)	Retirement benefits

The components of the net periodic pension cost related to continuing operations are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Retirement pension benefits — United States:
Service cost	$—	$—	$—	$—
Interest cost	281	258	561	517
Expected return on plan assets	(341)	(329)	(681)	(658)
Amortization of:
Net actuarial gain	30	61	59	122
Prior service cost	(65)	(65)	(130)	(130)

Net periodic cost	$(95)	$(75)	$(191)	$(149)

Contributions	$—	$—	$—	$—

Retirement pension benefits — other countries:
Service cost	$239	$322	$476	$642
Interest cost	709	635	1,434	1,263
Expected return on plan assets	(744)	(595)	(1,505)	(1,184)
Amortization of:
Transition obligation	25	22	48	45
Net actuarial gain (loss)	(2)	93	(4)	186
Prior service (cost) credit	45	(2)	92	(4)
Contractual termination (cost) benefit	—	(7)	—	843

Net periodic benefit	$272	$468	$541	$1,791

Contributions	$620	$698	$1,648	$1,282

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of the net periodic retirement healthcare benefits related to continuing operations are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Retirement healthcare benefits:
Service cost	$61	$75	$121	$149
Interest cost	613	619	1,227	1,238
Amortization of:
Net actuarial gain	48	65	96	130
Prior service cost	(630)	(630)	(1,260)	(1,260)
Settlement gains	—	(7)	—	(887)

Net periodic benefit (cost)	$92	$122	$184	$(630)

Contributions	$1,040	$679	$1,588	$1,138

Woodward expects its contributions for retirement pension benefits will be $0 in the United States and $2,913 in other countries in 2008. Woodward also expects its contributions for retirement healthcare benefits will be $3,276 in 2008, less amounts received as U.S. subsidies. The exact amount of cash contributions made to these plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2008 may differ from the current estimate.

Woodward is entitled to a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Woodward received no subsidy for the three and six months ended March 31, 2008. Woodward received $130 for the three months and $563 for the six months ended March 31, 2007. Woodward currently expects to receive an additional $542 during the year ending September 30, 2008.

Woodward paid prescription drug benefits of $662 and $506 during the three months ended March 31, 2008 and 2007, respectively, and $1,476 and $1,184 during the six months ended March 31, 2008 and 2007, respectively. Woodward expects to pay additional prescription drug benefits of approximately $1,400 for the year ending September 30, 2008.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(14)	Stock options

Woodward uses the Black-Scholes-Merton pricing model to value its stock options. Expected volatilities are based on historical volatility using daily stock price observations. Woodward uses an expected life equal to the midpoint between the vesting date and the date of contractual expiration of the options, as permitted by the SEC’s Staff Accounting Bulletin 107 “Share-Based Payment”. Dividend yields are based on historical dividends. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant. The estimated fair value of the Options is amortized to expense using the straight-line method over the vesting period.

Assumptions In Determining Fair Value of Options

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Expected term	N/A	7 years	7 years	7 years
Estimated volatility	N/A	37%	37%	37%
Estimated dividend yield	N/A	1.7%	1.5%	1.7%
Risk-free interest rate	N/A	5.0%	3.7%	4.6%

Stock options are granted to Woodward’s key management members. The grant date for these awards is used for the measurement date. These awards are valued as of the measurement date and are amortized over the requisite vesting period. A summary for the activity for stock option awards in the three and six months ended March 31, 2008 is as follows:

		Weighted-Average
	Number	Exercise Price

Balance at September 30, 2007	5,276	$9.94
Options granted	446	32.74
Options exercised	(544)	7.63
Options forfeited	(6)	18.49

Balance at December 31, 2007	5,172	12.14
Options granted	—	—
Options exercised	(158)	6.01
Options forfeited	—	—

Balance at March 31, 2008	5,014	12.33

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(15)	Accumulated and other comprehensive earnings

Accumulated other comprehensive earnings, which totaled $36,554 at March 31, 2008, consisted of the following items:

Accumulated foreign currency translation adjustments:
Balance at September 30, 2007	$27,614
Translation adjustments	16,763
Taxes associated with foreign currency translation	(2,818)

Balance at March 31, 2008	$41,559

Accumulated unrealized derivative losses:
Balance at September 30, 2007	$(331)
Reclassification to interest expense	102
Taxes associated with interest reclassification	(39)

Balance at March 31, 2008	$(268)

Accumulated minimum pension liability adjustments:
Balance at September 30, 2007	$(4,273)
Minimum pension liability adjustment	(539)
Taxes associated with minimum pension liability	75

Balance at March 31, 2008	$(4,737)

(16)	Total comprehensive earnings

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net earnings	$29,714	$20,262	$55,039	$38,149
Other comprehensive earnings:
Foreign currency translation adjustments	10,414	1,080	13,945	4,065
Reclassification of unrealized losses on derivatives to earnings	31	37	63	75
Minimum pension liability adjustment	(70)	—	(464)	98

Total comprehensive earnings	$40,089	$21,379	$68,583	$42,387

(17)	Contingencies

Woodward is currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, intellectual property and/or commercial matters arising from the normal course of business. Woodward has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that it believes the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, Woodward currently believes the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate.

Woodward does not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the event of a change in control of the company, Woodward may be required to pay termination benefits to certain executive officers.

(18)	Segment information

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Turbine Systems:
Segment net sales	$147,454	$130,772	$278,247	$247,777
Intersegment net sales	4,156	5,344	8,167	10,025
External net sales	143,298	125,428	270,080	237,752
Segment earnings	30,951	23,830	58,179	43,124
Engine Systems:
Segment net sales	$125,828	$110,024	$239,862	$212,945
Intersegment net sales	11,801	10,275	22,084	19,384
External net sales	114,027	99,749	217,778	193,561
Segment earnings	13,005	11,785	25,066	24,362
Electrical Power Systems:
Segment net sales	$64,891	$45,223	$122,365	$77,525
Intersegment net sales	16,463	14,102	32,407	26,292
External net sales	48,428	31,121	89,958	51,233
Segment earnings	9,546	6,409	16,740	10,002

The differences between the total of segment amounts and the Condensed Consolidated Financial Statements were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Total segment external net sales and intersegment sales	$338,173	$286,019	$640,474	$538,247
Elimination of intersegment sales	(32,420)	(29,721)	(62,658)	(55,701)

Consolidated net sales	$305,753	$256,298	$577,816	$482,546

Total segment earnings	$53,502	$42,024	$99,985	$77,488
Nonsegment expenses and eliminations	(9,288)	(9,918)	(16,907)	(18,161)
Interest expense, net	(566)	(696)	(942)	(1,265)

Consolidated earnings before income taxes	$43,648	$31,410	$82,136	$58,062

The summary of consolidated total assets is as follows:

	March 31,	September 30,
	2008	2007

Turbine Systems	$356,469	$330,969
Engine Systems	248,354	250,908
Electrical Power Systems	131,691	109,674

Total segment assets	736,514	691,551
Unallocated corporate property, plant, and equipment, net	13,477	6,651
Other unallocated assets	113,839	131,565

Consolidated total assets	$863,830	$829,767

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(amounts in thousands except per share amounts)

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Quarterly Report of Form 10-Q (the “Report”). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended September 30, 2007, Quarterly Report on Form 10-Q for the period ended December 31, 2007, and current reports on Form 8-K, which discuss our business in further detail.

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

Our strategic focus is Energy Control and Optimization Solutions. The control of energy — fluid energy, combustion, electrical energy, and motion — is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions, and operations of power equipment. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost effective and state-of-the-art fuel, combustion, fluid, actuation, and electronic systems. We focus primarily on OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.

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

At the 2007 annual meeting of shareholders on January 23, 2008, shareholders approved a two-for-one stock split. The stock split became effective for shareholders at the close of business on February 1, 2008. The number of shares and per share amounts reported in our Condensed Consolidated Financial Statements have been updated from amounts reported prior to February 1, 2008, to reflect the effects of the split. In addition, the shareholders, at the same meeting, approved an amendment to Woodward’s Certificate of Incorporation increasing the number of authorized shares of common stock from 100,000 to 150,000.

Net sales for the second quarter were $305,753, an increase of 19.3%, from $256,298 for the second quarter of the prior year. Net earnings for the second quarter were $29,714, or $0.43 per diluted share, compared to $20,262, or $0.29 per diluted share, in the three month period ended March 31, 2007.

Net sales for the six month period were $577,816, an increase of 19.7%, from $482,546 for the six month period of the prior year, with organic growth of 17.9%. Net earnings for the six month period were $55,039, or $0.79 per diluted share, compared to $38,149, or $0.54 per diluted share, in the previous year’s six month period.

Turbine Systems’ net sales for the second quarter were $147,454, an increase of 12.8% from $130,772 for last year’s second quarter. Turbine Systems’ net sales for the six month period were $278,247, an increase of 12.3% from $247,777 for the six month period ended March 31, 2007. Turbine Systems’ segment earnings for the second quarter increased 29.9% to $30,951 from $23,830 for the same quarter a year ago. Turbine Systems’ segment earnings as a percentage of sales for the second quarter increased to 21.0% from 18.2% for the second quarter a year ago. Turbine Systems’ segment earnings as a percentage of sales for the six month period increased to 20.9% from 17.4% from the six month period ended March 31, 2007. As in recent quarters, our sales performance reflected generally strong demand for both our OEM and aftermarket offerings in the industrial and aerospace turbine markets. The earnings increase in Turbine Systems was principally the result of leverage on the increased volume.

Engine Systems’ net sales for the second quarter were $125,828, an increase of 14.4% from $110,024 for last year’s second quarter. Engine Systems’ net sales for the six month period were $239,862, an increase of 12.6% from $212,945 for the six month period ended March 31, 2007. Sales continued to be robust in all of our markets. Engine Systems’ segment earnings for the second quarter increased 10.4% to $13,005 from $11,785 for the same quarter a year ago. Engine Systems’ second quarter earnings as a percentage of sales decreased to 10.3% from 10.7% from the second quarter a year ago. Engine Systems’ six month period earnings as a percentage of sales decreased to 10.5% from 11.4% from the six month period ended March 31, 2007 reflecting higher than expected operating costs.

Electrical Power Systems’ net sales for the second quarter were $64,891, an increase of 43.5% from $45,223 for last year’s second quarter. Electrical Power Systems’ net sales for the six month period were $122,365, an increase of 57.8% from $77,525 for the six month period ended March 31, 2007. Sales growth in the second quarter was entirely organic. Electrical Power Systems’ segment earnings for the quarter increased 48.9% to $9,546 from $6,409 for the same quarter a year ago. Electrical Power Systems’ second quarter earnings as a percentage of sales increased to 14.7% from 14.2% from the second quarter ended March 31, 2007. Electrical Power Systems’ six month period earnings as a percentage of sales increased to 13.7% from 12.9% from the six month period ended March 31, 2007. Again this quarter, growth occurred in both our power generation and distribution and wind turbine inverter markets with growth in wind continuing at an exceptional pace. Earnings for Electrical Power Systems increased primarily because of the increase in volume as well as favorable currency translation and improved operating processes.

Nonsegment expenses for the quarter declined to $9,288 from $9,918 last year. The income tax provision this quarter was more favorable than anticipated as a result of the favorable resolution of outstanding tax issues.

Our six month period results for this year also included the effect of the implementation of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which decreased the retained earnings component of shareholders’ equity by $7,702.

At March 31, 2008, our total assets were $863,830, including $60,242 in cash and cash equivalents, and our total debt was $73,795. We continue to be well positioned to fund expanded research and development projects and to explore other investment opportunities consistent with our focused strategies.

Results of Operations

Net Sales

The following table presents the breakdown of consolidated net external sales by segment:

	Three Months Ended March 31,				Six Months Ended March 31,
	2008		2007		2008		2007

Turbine Systems	$143,298	47%	$125,428	49%	$270,080	47%	$237,752	49%
Engine Systems	114,027	37	99,749	39	217,778	38	193,561	40
Electrical Power Systems	48,428	16	31,121	12	89,958	15	51,233	11

Consolidated net external sales	$305,753	100%	$256,298	100%	$577,816	100%	$482,546	100%

Turbine Systems’ net external sales increased 14.2% and 13.6% in the three and six month periods ended March 31, 2008, respectively, compared to the same periods a year ago, reflecting the strength of the aerospace and power generation business. This has driven higher demand for aviation and power generation OEM, military, and commercial aftermarket products.

Engine Systems’ net external sales increased 14.3% and 12.5% in the three and six month periods ended March 31, 2008, respectively, compared to the same periods a year ago. The primary drivers of this growth are increased production in the marine and alternative fuel markets.

Electrical Power Systems’ net external sales increased 55.6% and 75.6% in the three and six month periods ended March 31, 2008, respectively, compared to the same periods a year ago. Demand in both the power generation and distribution and wind inverter turbine markets drove the increase in sales. The growth in wind turbine inverter demand has been exceptional.

Costs and Expenses

The following table presents costs and expenses:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Cost of goods sold	$210,377	$176,172	$401,207	$333,916
Selling, general, and administrative expenses	31,667	30,593	57,647	56,977
Research and development costs	18,781	15,946	34,407	29,900
Amortization of intangible assets	1,710	2,184	3,605	3,910
Interest and other income	(1,659)	(1,280)	(3,420)	(2,883)
Interest and other expenses	1,229	1,273	2,234	2,664

Consolidated costs and expenses	$262,105	$224,888	$495,680	$424,484

Cost of goods sold increased in the three and six month periods ended March 31, 2008, as compared to the same periods last year, primarily due to the increase in sales volume.

Gross margins (as measured by net sales less cost of goods sold) decreased to 31.2% for the three months ended March 31, 2008 from 31.3% for the three months ended March 31, 2007. Gross margins decreased to 30.6% for the six months ended March 31, 2008 from 30.8% for the six months ended March 31, 2007. The decrease in gross margins reflects a change in product mix and costs associated with supply chain constraints.

Selling, general, and administrative expenses as a percentage of sales decreased in the three and six months ended March 31, 2008, as compared to the same periods last year primarily due to a reduction in business development costs offset by costs incurred to open new locations.

Research and development costs increased in the three and six months ended March 31, 2008, as compared to the same periods last year, reflecting higher levels of development activity and the full integration of our business acquisition. Research and development costs decreased as a percent of sales period-to-period.

In Turbine Systems, we are working closely with our customers early in their own development and design stages, helping them by developing components and integrated systems that allow them to meet emissions requirements, increase fuel efficiency, and lower their costs. Most significantly, we are developing components and an integrated fuel system for the new GEnx turbofan engine for the Boeing 787 and Boeing 747-8, and components for the Pratt & Whitney F135 and GE Rolls-Royce F136 engines that are the two propulsion choices to power Lockheed Martin’s Joint Strike Fighter aircraft, and components for the T700-GE-701D engine that will be used for the upgrade the Sikorsky Black Hawk and Boeing Apache helicopters, among others.

Engine Systems continues to develop components and integrated systems that allow our customers to meet emissions requirements, increase fuel efficiency, and lower their costs. Development projects include components and systems utilized in compressed natural gas, diesel fuel and liquid propane gas applications in power generation, marine, alternative fuel vehicles, and process markets as well as components and systems for steam turbine applications in the power and process markets. In addition, we are developing a leading edge diesel particulate filter and after-treatment burner system for off highway and urban diesel truck markets.

Electrical Power Systems is developing new power inverter controls that enable the energy from wind to be tied to the power grid, as well as electrical devices that sense and correct problems in the power grid to protect homes and businesses.

Earnings

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Turbine Systems	$30,951	$23,830	$58,179	$43,124
Engine Systems	13,005	11,785	25,066	24,362
Electrical Power Systems	9,546	6,409	16,740	10,002

Total segment earnings	53,502	42,024	99,985	77,488
Nonsegment expenses and eliminations	(9,288)	(9,918)	(16,907)	(18,161)
Interest expense, net	(566)	(696)	(942)	(1,265)

Consolidated earnings before income taxes	43,648	31,410	82,136	58,062
Income tax expense	(13,934)	(11,148)	(27,097)	(19,913)

Consolidated net earnings	$29,714	$20,262	$55,039	$38,149

Turbine Systems’ segment earnings increased 30% and 35% in the three and six month periods ended March 31, 2008, respectively, as compared to the same periods last year due to the following:

	Three Month	Six Month
	Period	Period

At March 31, 2007	$23,830	$43,124
Volume changes	4,412	8,352
Selling price changes	2,275	3,275
Product mix	(1,180)	(668)
Variable compensation	(607)	(951)
Foreign currency	176	409
Other, net	2,045	4,638

At March 31, 2008	$30,951	$58,179

Sales volume increased due to higher demand for OEM, military, and commercial aftermarket and industrial turbine products on a consistent fixed cost base. Selling price increases primarily affected spares and components used in the aerospace aftermarket. Turbine Systems also experienced an unfavorable product mix compared to the prior year, which offset a portion of the sales volume and selling price gains. Variable compensation accrued and expensed for Turbine Systems’ members was higher in 2008 than in 2007, driven by total Woodward performance-based factors.

Engine Systems’ segment earnings increased 10% and 3% in the three and six month periods ended March 31, 2008, respectively, as compared to the same periods last year due to the following:

	Three Month	Six Month
	Period	Period

At March 31, 2007	$11,785	$24,362
Volume changes	2,392	4,733
Selling price changes	750	1,688
Variable compensation	(471)	(734)
Foreign currency	50	112
Product expediting	(1,000)	(2,309)
Other, net	(501)	(2,786)

At March 31, 2008	$13,005	$25,066

Sales volume increases were primarily in the power generation, marine and alternative fuel vehicle markets. Engine Systems experienced an unfavorable product mix compared to the prior year, and increased expediting costs associated with supply chain constraints. Variable compensation accrued and expensed for Engine Systems’ members was higher in 2008 than in 2007, driven by total Woodward performance-based factors.

Electrical Power Systems’ segment earnings increased 49% and 67% in the three and six month periods ended March 31, 2008, respectively, as compared to the same periods last year due to the following:

	Three Month	Six Month
	Period	Period

At March 31, 2007	$6,409	$10,002
Volume changes	3,871	6,495
Selling price changes	739	739
Product mix	(1,634)	(2,729)
Variable compensation	(205)	(383)
Foreign currency	1,365	2,820
Acquisition of Schaltanlagen-Elektronik-Geräte (“SEG”)	—	1,100
Other, net	(999)	(1,304)

At March 31, 2008	$9,546	$16,740

Sales volume was higher predominantly due to the demand for power generation and distribution and in the wind turbine inverter markets. A change in mix and changes in the external market put pressure on margins. We also incurred start-up costs related to opening new locations. Variable compensation accrued and expensed for Electrical Power Systems’ members was higher in 2008 than in 2007, driven by total Woodward performance-based factors.

Income taxes were provided at an effective rate on earnings before income taxes of 31.9% and 33.0% for the three and six month periods ended March 31, 2008 compared to 35.5% and 34.3% for the three and six month periods ended March 31, 2007, respectively. The change in the effective tax rate (as a percent of earnings before income taxes) was attributable to the following:

	Three Month	Six Months
	Period	Period

Effective tax rate at March 31, 2007	35.5%	34.3%
Research credit in 2008 as compared to 2007	1.9	2.5
Resolution of prior year issues	(5.2)	(2.8)
Other changes, net	(0.3)	(1.0)

Effective tax rate at March 31, 2008	31.9%	33.0%

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which provides guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the Condensed Consolidated Financial Statements. For those tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We adopted the provisions of FIN 48 on October 1, 2007, as required. The change in measurement criteria caused us to recognize a decrease in the retained earnings component of shareholders’ equity of $7,702.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $19,393 at March 31, 2008, and $20,509 at October 1, 2007,

after the adjustment to the beginning balance of retained earnings. The net decrease in the liability of $1,116 since the date of adoption resulted from a $3,494 decrease due to the resolution of a review by a tax authority. This decrease was partially offset by an additional provision for unrecognized tax benefits and related interest for the first six months of fiscal 2008. At March 31, 2008, the amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, was $15,832. At this time, we estimate that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $7,632 in the next twelve months through completion of reviews by various worldwide tax authorities.

We recognize interest and penalties related to unrecognized tax benefits in tax expense. We had accrued interest and penalties of $4,931 and $4,396 as of March 31, 2008, and October 1, 2007, respectively.

Our tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. We are subject to U.S. and state income tax examinations for fiscal years 2003 and forward.

Liquidity and Capital Resources

Assets

	March 31,	September 30,
	2008	2007

Turbine Systems	$356,469	$330,969
Engine Systems	248,354	250,908
Electrical Power Systems	131,691	109,674

Total segment assets	736,514	691,551
Nonsegment assets	127,316	138,216

Consolidated total assets	$863,830	$829,767

Turbine Systems’ segment assets increased primarily due to increases in accounts receivable and inventory in response to increases in sales volume.

Engine Systems’ segment assets decreased primarily due to collection of accounts receivable and a transfer of assets to nonsegment assets, offset by increases in inventory as a result of an increase in sales volume.

Electrical Power Systems’ segment assets increased primarily as a result of increases in accounts receivable and inventory and purchases of equipment in response to increases in sales volume.

Nonsegment assets decreased primarily because of a decrease in cash and cash equivalents related to payments of accrued bonuses and other accrued liabilities and the payment of long-term debt. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.

Other Balance Sheet Measures

	March 31,	September 30,
	2008	2007

Working capital	$305,406	$275,611
Long-term debt, less current portion	34,133	45,150
Other liabilities	66,274	57,404
Shareholders’ equity	574,103	544,431

Working capital (current assets less current liabilities) increased at March 31, 2008 from September 30, 2007 primarily as a result of an increase in accounts receivable and inventories due to increases in sales volume, which offset increases in accounts payable and accrued liabilities.

Long-term debt, less current portion decreased in the six months ended March 31, 2008, as a result of payments made during the period.

Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to Earnings Before Income Taxes, Depreciation and Amortization, as defined in the agreements. We were in compliance with all covenants at March 31, 2008.

We currently have a revolving line of credit facility with a syndicate of U.S. banks of up to $225,000, with an option to increase the amount of the line to $350,000. The line of credit facility expires in October 2012. In addition, we have other line of credit facilities, which totaled $25,363 at September 30, 2007, that are generally reviewed annually for renewal. The total amount of borrowings under all facilities was $25,672 and $5,496 at March 31, 2008 and September 30, 2007, respectively.

Commitments and contingencies at March 31, 2008, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, intellectual property and/or commercial matters arising from the normal course of business. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate.

We do not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.

Shareholders’ equity increased in the three and six month periods ended March 31, 2008. Increases due to net earnings and sales of treasury stock during the three and six months were partially offset by cash dividend payments and purchases of treasury stock.

A two-for-one stock split was approved by shareholders at the 2007 annual meeting of shareholders on January 23, 2008. The stock split became effective for shareholders at the close of business on February 1, 2008. The number of shares and per share amounts reported in our Condensed Consolidated Financial Statements have been updated from amounts reported prior to February 1, 2008, to reflect the effects of the split. In addition, the shareholders, at the same meeting, approved an amendment to our Certificate of Incorporation increasing the number of authorized shares of common stock from 100,000 to 150,000.

During the first quarter of fiscal 2008, we completed our accelerated stock repurchase agreement through J.P. Morgan Chase Bank. We purchased a total of 989 common shares in exchange for $31,114 through this program at an average price of $31.48 per common share.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pensions, and retirement healthcare. These contractual obligations are summarized and discussed more fully in the Management’s Discussion and Analysis in our 2007 annual report on Form 10-K for the year ended September 30, 2007.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in our Condensed Consolidated Balance Sheet was $19,393 at March 31, 2008, and $20,509 at October 1, 2007, after the adjustment to the beginning balance of retained earnings. At March 31, 2008, the amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, was $15,832. At this time, we estimate that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $7,632 in the next twelve months through completion of reviews by various worldwide tax authorities.

Cash Flows

	Six Months Ended
	March 31,
	2008	2007

Net cash provided by operating activities	$29,191	$20,264
Net cash used in investing activities	(15,803)	(47,543)
Net cash used in financing activities	(26,934)	(20,308)

Net cash flows provided by operating activities increased by $8,927 in the six months ended March 31, 2008, as compared to the same period a year ago primarily due to an increase in earnings.

Net cash flows used in investing activities decreased by $31,740 in the six months ended March 31, 2008, compared to the same period a year ago primarily as a result of a business acquisition in October 2006. Capital expenditures were $16,495 for the six months ended March 31, 2008 as compared to $13,058 for the same period last year.

Net cash flows used in financing activities increased by $6,626 in the six months ended March 31, 2008, as compared to the same period a year ago primarily as a result of purchases of treasury stock offset by increased borrowings under our line of credit, increases in the sales of treasury stock as a result of the exercise of stock options, and increases in excess tax benefits from share-based compensation.

Financing Arrangements

Payments on our senior notes, totaling $47,623, are due over the 2009 — 2013 timeframe. Debt obligations due to mature in the next year are expected to be satisfied with a combination of cash on hand and operating cash flows.

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

Recently adopted and issued but not yet effective accounting standards

Recently adopted accounting standards

Investments

During fiscal 2008, we fully funded our deferred compensation program totaling $4,292 at March 31, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and based on our intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with unrealized gains and losses recognized in earnings. The trading securities are included in “Other current assets”.

Issued but not yet effective accounting standards

SFAS 157:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 157 is effective for us in the first quarter of fiscal 2009. We are currently assessing the impact that SFAS 157 may have on our results of operations and financial position.

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 159 is effective for us in the first quarter of fiscal 2009. We are currently assessing the impact that SFAS 159 may have on our results of operations and financial position.

EITF 07-3:  In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities, and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (fiscal 2009 for us). We do not expect the adoption of EITF 07-03 to have a material impact on our results of operations and financial position.

SFAS 141(R):  In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is intended to improve, simplify, and converge internationally the accounting for business combinations. Under SFAS 141(R), an acquiring entity in a business combination must recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date fair values, with limited exceptions. In addition, SFAS 141(R) requires the acquirer to disclose all information that investors and other users need to evaluate and understand the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, we will record and disclose business combinations under the revised standard beginning October 1, 2009.

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51”, (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result, SFAS 160 is effective for us in the first quarter of fiscal 2010. We are currently evaluating the impact SFAS 160 may have on our results of operations and financial position.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010 for us). We are currently assessing the impact that SFAS 161 may have on its results of operations and financial position.

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

The fair values of cash and cash equivalents and short-term borrowings at variable interest rates were assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and short-term borrowings have short-term maturities and market interest rates. The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the year for similar debt of the same maturity.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Thomas A. Gendron, President and Chief Executive Officer) and Principal Financial Officer (Robert F. Weber, Jr., Chief Financial Officer and Treasurer), as appropriate, to allow timely decisions regarding required disclosures.

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

We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, intellectual property and/or commercial matters arising from the normal course of business. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (In thousands except share and per share amounts)

(a) Recent Sales of Unregistered Securities

Sales of common stock issued from treasury to one of our directors during the second quarter of 2008 consisted of the following:

	Total Shares	Consideration
	Purchased	Received

January 1, 2008 through January 31, 2008	—	$—
February 1, 2008 through February 29, 2008	216	6
March 1, 2008 through March 31, 2008	—	—

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(b) Issuer Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that may Yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs(1)

January 1, 2008 through January 31, 2008(2)(3)	356,794	$29.85	289,600	$191,346
February 1, 2008 through February 29, 2008	496,800	30.90	496,800	175,996
March 1, 2008 through March 31, 2008(4)	280,893	28.29	280,000	168,075

(1)	During September 2007, the Board of Directors authorized a new stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or privately negotiated transactions over a three-year period that will end in October 2010.

(2)	We acquired 23,374 shares as part of an exercise of stock options in January 2008.

(3)	We acquired 43,820 shares as payment for income taxes related to the exercise of stock options in January 2008.

(4)	We acquired 893 shares on the open market related to the reinvestment of dividends for treasury shares under our deferred compensation plan in March 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Three matters were submitted to a vote of shareholders at the January 23, 2008 Annual Meeting of Shareholders. The results of the voting were as follows:

	For	Withheld

1. Election of Directors:
Mary L. Petrovich	30,672,345	454,790
Larry E. Rittenberg	30,745,355	381,810
Michael T. Yonker	30,511,185	615,980

	For	Against	Abstain

2. Ratification of the Appointment of Independent Registered Public Accounting Firm	30,911,268	153,177	162,720

	For	Against	Abstain

3. Amend Article Fourth of the Certificate of Incorporation to Increase the Number of Authorized Shares and to Effect a Two-for-One Stock Split	30,801,872	285,723	39,569

Item 6.	Exhibits

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

Date: April 21, 2008

/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: April 21, 2008

WOODWARD GOVERNOR COMPANY
EXHIBIT INDEX

Exhibit
Number	Description:

3(I)	Amendment to Article Fourth of the Certificate of Incorporation to increase the authorized shares of common stock to 150,000,000 and to effect a two-for-one stock split of the common stock, incorporated herein by reference to Exhibit B to the Company’s Notice of 2007 Annual Meeting of Shareholders and Proxy Statement
3(II)	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K, dated January 23, 2008 and filed on January 29, 2008
31(i)	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit
31(ii)	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit
32(i)	Section 1350 certifications, filed as an exhibit