Form 10-Q
period 2008-06-30
WOODWARD GOVERNOR CO
filed 2008-07-22
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 18, 2008, 67,337,431 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands except per share amounts)
	(Unaudited)

Net sales	$329,847	$269,026	$907,663	$751,572

Costs and expenses:
Cost of goods sold	231,955	186,055	633,162	519,970
Selling, general, and administrative expenses	28,434	27,345	86,081	84,325
Research and developments costs	18,994	17,011	53,401	46,911
Amortization of intangible assets	1,654	1,946	5,259	5,856
Interest expense	1,027	1,156	2,969	3,481
Interest income	(470)	(503)	(1,470)	(1,563)
Other, net	(843)	(1,124)	(2,971)	(2,610)

Total costs and expenses	280,751	231,886	776,431	656,370

Earnings before income taxes	49,096	37,140	131,232	95,202
Income taxes	(16,682)	(13,166)	(43,779)	(33,079)

Net earnings	$32,414	$23,974	$87,453	$62,123

Earnings per share:
Basic	$0.48	$0.35	$1.29	$0.91
Diluted	$0.47	$0.34	$1.26	$0.88
Weighted-average common shares outstanding:
Basic	67,245	68,715	67,590	68,479
Diluted	69,183	70,676	69,586	70,398
Cash dividends per share	$0.060	$0.055	$0.175	$0.160

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(In thousands except
	per share amounts) (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$80,976	$71,635
Accounts receivable, less allowance for losses of $2,358 and $1,886, respectively	166,571	152,826
Inventories	214,983	172,500
Income taxes receivable	1,671	9,461
Deferred income tax assets	21,877	23,754
Other current assets	7,569	8,429

Total current assets	493,647	438,605
Property, plant, and equipment, net	165,131	158,998
Goodwill	142,843	141,215
Other intangibles, net	68,589	73,018
Deferred income tax assets	4,715	11,250
Other assets	12,908	6,681

Total assets	$887,833	$829,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$5,496
Current portion of long-term debt	12,767	15,940
Accounts payable	61,340	57,668
Accrued liabilities	77,288	83,890

Total current liabilities	151,395	162,994
Long-term debt, less current portion	34,008	45,150
Deferred income tax liabilities	28,961	19,788
Other liabilities	66,797	57,404

Total liabilities	281,161	285,336

Commitments and contingencies (Note 17)
Shareholders’ Equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued and outstanding	106	106
Additional paid-in capital	62,195	48,641
Accumulated other comprehensive earnings	35,291	23,010
Deferred compensation	5,266	4,752
Retained earnings	633,058	565,136

	735,916	641,645
Less: Treasury stock at cost, 5,623 shares and 5,231 shares, respectively	(123,978)	(92,462)
Treasury stock held for deferred compensation, at cost, 405 shares and 430 shares, respectively	(5,266)	(4,752)

Total shareholders’ equity	606,672	544,431

Total liabilities and shareholders’ equity	$887,833	$829,767

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Nine Months Ended June 30,
	2008	2007
	(In thousands) (Unaudited)

Cash flows from operating activities:
Net earnings	$87,453	$62,123

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,175	26,547
Post retirement settlement gain	—	(887)
Contractual pension termination benefits	—	850
Net loss (gain) on disposal of assets	1,395	(59)
Stock-based compensation	3,534	2,910
Excess tax benefits from stock-based compensation	(9,555)	(8,784)
Deferred income taxes	7,898	5,247
Reclassification of unrealized losses on derivatives to earnings	153	184
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(8,190)	(5,817)
Inventories	(37,966)	(26,868)
Accounts payable and accrued liabilities	(7,592)	(8,982)
Income taxes receivable	16,426	8,619
Other — net	4,620	1,623

Total adjustments	(2,102)	(5,417)

Net cash provided by operating activities	85,351	56,706

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(24,517)	(22,667)
Proceeds from disposal of assets	863	165
Business acquisition, net of cash acquired	—	(34,611)

Net cash used in investing activities	(23,654)	(57,113)

Cash flows from financing activities:
Cash dividend paid	(11,829)	(10,969)
Proceeds from sales of treasury stock	7,649	8,612
Purchases of treasury stock	(38,701)	(7,888)
Excess tax benefits from stock compensation	9,555	8,784
Net payments on borrowings under revolving lines	(5,496)	(3,500)
Payments of long-term debt	(14,691)	(13,635)
Payment of debt financing costs	(412)	—

Net cash used in financing activities	(53,925)	(18,596)

Effect of exchange rate changes on cash and cash equivalents	1,569	3,757

Net change in cash and cash equivalents	9,341	(15,246)
Cash and cash equivalents at beginning period	71,635	83,718

Cash and cash equivalents at end of period	$80,976	$68,472

Supplemental cash flow information:
Interest expense paid	4,026	$4,665
Income taxes paid	24,193	16,492
Income tax refunds received	12,726	—
Noncash investing activities:
Long-term liabilities assumed in business acquisition	—	10,319
Acquisition of property and equipment on account	574	—
Assets sold for note receivable	578	—

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts)

(1)	Basis of presentation

Woodward Governor Company’s (“Woodward”) Condensed Consolidated Financial Statements as of June 30, 2008 and for the three and nine months ended June 30, 2008 and 2007, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly Woodward’s financial position as of June 30, 2008, and the results of operations and cash flows for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2007 was derived from Woodward’s annual report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Woodward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and the Quarterly Reports on Form 10-Q for the quarters ended December 31, 2007 and March 31, 2008, and other financial information filed with the SEC.

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

Woodward operates through three operating segments:

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

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

for industrial markets, which include power generation, power distribution, transportation, and process industries.

(3)	Recently adopted and issued but not yet effective accounting standards

Recently adopted accounting standards

Investments

During fiscal 2008, Woodward has fully funded its deferred compensation program totaling $4,232 at June 30, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with unrealized gains and losses recognized in earnings. The trading securities are included in “Other current assets”.

Income taxes

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

Woodward adopted the provisions of FIN 48 on October 1, 2007, as required. The change in measurement criteria caused Woodward to recognize a decrease in the retained earnings component of shareholders’ equity of $7,702. See additional discussion at Note 5.

Issued but not yet effective accounting standards

SFAS 157:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 157 is effective for Woodward in the first quarter of fiscal 2009. Woodward does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but will not affect existing standards, which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 159 is effective for Woodward in the first quarter of fiscal 2009. Woodward does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

EITF 07-3:  In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities, and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (fiscal 2009 for Woodward). Woodward does not expect the adoption of EITF 07-03 to have a material impact on its financial statements.

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

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51”, (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result, SFAS 160 is effective for Woodward in the first quarter of fiscal 2010. Woodward is currently evaluating the impact SFAS 160 may have on its financial statements.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010 for Woodward). Woodward is currently assessing the impact that SFAS 161 may have on its financial statements.

SFAS 162:  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010 for Woodward). Woodward does not expect the adoption of SFAS 162 to have a material impact on its financial statements.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Net earnings per share

Net earnings per share — basic is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Net earnings per share — diluted reflects the potential dilution that could occur if options were exercised.

The average shares outstanding decreased in the third quarter of fiscal 2008 as a result of shares repurchased under Woodward’s ongoing share repurchase program. Woodward repurchases common stock at times management deems appropriate, given current market valuations. During the first quarter of fiscal 2008, Woodward completed its accelerated stock repurchase agreement through J.P. Morgan Chase Bank. Woodward purchased a total of 989 common shares in exchange for $31,114 through this program at an average price of $31.48 per common share.

The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted for the three and nine months ended June 30, 2008 and 2007:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Numerator:
Net earnings	$32,414	$23,974	$87,453	$62,123

Denominator:
Basic	67,245	68,715	67,590	68,479
Assumed exercise of stock options	1,938	1,961	1,996	1,919

Diluted	69,183	70,676	69,586	70,398

Net earnings per common share:
Basic	$0.48	$0.35	$1.29	$0.91

Diluted	0.47	0.34	1.26	0.88

The following stock options were outstanding during the three and nine months ended June 30, 2008 and 2007, but were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Stock options	454	9	386	610

(5)	Income taxes

Effective Annual Tax Rate for Interim Reporting — GAAP requires that the interim period tax provision be determined as follows:

•	At the end of each quarter, Woodward estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

The estimated annual effective rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The following table sets out the tax expense and the effective tax rate for Woodward’s continuing operations:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Earnings before income taxes	$49,096	$37,140	$131,232	$95,202
Income tax expense	16,682	13,166	43,779	33,079
Effective tax rate	34.0%	35.4%	33.4%	34.7%

Income taxes for the nine months ended June 30, 2007 included an expense reduction of $1,177 related to the retroactive extension of the U.S. research and experimentation tax credit. This expense reduction related to the estimated amount of the credit applicable to the period January 1, 2006 through September 30, 2006.

Woodward adopted the provisions of FIN 48 on October 1, 2007. The change in measurement criteria caused Woodward to recognize a decrease in the retained earnings component of shareholders’ equity of $7,702.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $20,427 at June 30, 2008, and $20,509 at October 1, 2007, after the adjustment to the beginning balance of retained earnings. The net decrease in the liability of $82 since the date of adoption included a $3,494 decrease due to the resolution of a review by a tax authority. This decrease was largely offset by an additional provision for unrecognized tax benefits and related interest for the first nine months of fiscal 2008. At June 30, 2008, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $16,647. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $8,202 in the next twelve months through completion of reviews by various worldwide tax authorities.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $5,502 and $4,396 as of June 30, 2008, and October 1, 2007, respectively.

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. Woodward is subject to U.S. and state income tax examinations for fiscal years 2003 and forward.

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(6)	Inventories

	June 30,	September 30,
	2008	2007

Raw materials	$15,152	$10,808
Component parts	120,252	92,737
Work in progress	48,111	36,220
Finished goods	31,468	32,735

	$214,983	$172,500

(7)	Property, plant, and equipment

	June 30,	September 30,
	2008	2007

Land	$13,107	$12,469
Buildings and improvements	190,558	182,765
Machinery and equipment	296,543	277,100
Construction in progress	11,777	15,749

	511,985	488,083
Less accumulated depreciation	(346,854)	(329,085)

Property, plant, and equipment, net	$165,131	$158,998

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Depreciation expense	$7,220	$7,163	$21,916	$20,691

(8)	Goodwill

	September 30,	Additions/	Translation	June 30,
	2007	Adjustments	Gains/(Losses)	2008

Turbine Systems	$86,565	$—	$—	$86,565
Engine Systems	37,736	(675)	(144)	36,917
Electrical Power Systems	16,914	675	1,772	19,361

Consolidated	$141,215	$—	$1,628	$142,843

(9)	Other intangibles — net

	June 30, 2008			September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Customer Relationships:
Turbine Systems	$44,327	$(14,899)	$29,428	$44,327	$(13,791)	$30,536
Engine Systems	20,607	(9,408)	11,199	20,607	(8,003)	12,604
Electrical Power Systems	2,496	(416)	2,080	2,609	(424)	2,185

Consolidated	$67,430	$(24,723)	$42,707	$67,543	$(22,218)	$45,325

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	June 30, 2008			September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Other Amortizing Intangibles:
Turbine Systems	$11,941	$(4,013)	$7,928	$14,997	$(6,567)	$8,430
Engine Systems	18,163	(7,973)	10,190	21,828	(8,768)	13,060
Electrical Power Systems	12,221	(4,457)	7,764	11,979	(5,776)	6,203

Consolidated	$42,325	$(16,443)	$25,882	$48,804	$(21,111)	$27,693

Total	$109,755	$(41,166)	$68,589	$116,347	$(43,329)	$73,018

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Amortization expense	$1,654	$1,946	$5,259	$5,856

Amortization expense associated with current intangibles is expected to be:

Year Ending September 30:

2008 (remaining)	$1,583
2009	6,293
2010	6,153
2011	6,106
2012	6,106
Thereafter	42,348

$68,589

(10)	Long-term debt

On October 25, 2007, Woodward entered into a Third Amended and Restated Credit Agreement with J.P. Morgan Chase Bank, National Association, Wachovia Bank, N.A., Wells Fargo Bank, N.A., and Deutsche Bank Securities. This agreement increased the initial commitment from $100,000 to $225,000 and also increased the option to expand the commitment from $75,000 to $125,000, for a total of $350,000. The agreement generally bears interest at LIBOR plus 41 basis points to 80 basis points and expires in October 2012. At June 30, 2008 and September 30, 2007, there were no borrowings outstanding under the agreement.

(11)	Accrued liabilities

	June 30,	September 30,
	2008	2007

Salaries and other member benefits	$44,244	$47,578
Warranties	6,216	5,675
Taxes, other than income	3,577	6,682
Accrued retirement benefits	6,114	6,132
Other	17,137	17,823

	$77,288	$83,890

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Provisions of the sales agreements include product warranties customary to such agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

Balance, September 30, 2007	$5,675
Increases in accruals related to warranties during the period	5,138
Settlements of amounts accrued	(4,779)
Foreign currency exchange rate changes	182

Balance, June 30, 2008	$6,216

(12)	Other liabilities

	June 30,	September 30,
	2008	2007

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$47,049	$46,145
Other	19,748	11,259

	$66,797	$57,404

(13)	Retirement benefits

The components of the net periodic pension cost related to continuing operations are as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Retirement pension benefits — United States:
Service cost	$—	$—	$—	$—
Interest cost	281	259	842	776
Expected return on plan assets	(341)	(329)	(1,022)	(987)
Amortization of:
Net actuarial gain	30	61	89	183
Prior service cost	(65)	(65)	(195)	(195)

Net periodic cost	$(95)	$(74)	$(286)	$(223)

Contributions	$—	$—	$—	$—

Retirement pension benefits — other countries:
Service cost	$239	$330	$715	$972
Interest cost	707	641	2,141	1,904
Expected return on plan assets	(742)	(601)	(2,247)	(1,785)
Amortization of:
Transition obligation	26	22	74	67
Net actuarial gain (loss)	(3)	95	(7)	281
Prior service (cost) credit	46	(2)	138	(6)
Contractual termination cost (benefit)	—	(132)	—	711
Curtailment cost	254	—	254	—

Net periodic benefit	$527	$353	$1,068	$2,144

Contributions	$582	$657	$2,209	$1,939

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In July 2008, Woodward approved a plan to move part of its Japanese operations from Tomisato to Tokyo. The plan reduces the number of individuals who will qualify for retirement pension benefits in future periods. The effects of the change in location are presented in the preceding table under the caption “curtailment cost.”

The components of the net periodic retirement healthcare benefits related to continuing operations are as follows:

Retirement healthcare benefits:
Service cost	$61	$75	$182	$224
Interest cost	612	619	1,839	1,857
Amortization of:
Net actuarial gain	48	65	144	195
Prior service cost	(630)	(630)	(1,890)	(1,890)
Settlement gains	—	(7)	—	(893)

Net periodic benefit (cost)	$91	$122	$275	$(507)

Contributions	$1,165	$716	$2,753	$1,854

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

Woodward is entitled to a federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Woodward received $166 for the three and nine months ended June 30, 2008. Woodward received $0 and $563 for the three and nine months ended June 30, 2007, respectively. Woodward currently expects to receive an additional $358 during the year ending September 30, 2008.

Woodward paid prescription drug benefits of $771 and $534 during the three months ended June 30, 2008 and 2007, respectively, and $2,247 and $1,718 during the nine months ended June 30, 2008 and 2007, respectively. Woodward expects to pay additional prescription drug benefits of approximately $700 for the year ending September 30, 2008.

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

Assumptions In Determining Fair Value of Options

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected term	N/A	7 years	7 years	7 years
Estimated volatility	N/A	37%	37%	37%
Estimated dividend yield	N/A	1.7%	1.5%	1.7%
Risk-free interest rate	N/A	4.6%	3.7%	4.6%

Stock options are granted to Woodward’s key management members. The grant date for these awards is used for the measurement date. These awards are valued as of the measurement date and are amortized over the requisite vesting period. A summary for the activity for stock option awards in the three and nine months ended June 30, 2008 is as follows:

		Weighted-Average
	Number	Exercise Price

Balance at September 30, 2007	5,276	$9.94
Options granted	446	32.74
Options exercised	(544)	7.63
Options forfeited	(6)	18.49

Balance at December 31, 2007	5,172	12.14
Options granted	—	—
Options exercised	(158)	6.01
Options forfeited	—	—

Balance at March 31, 2008	5,014	12.33
Options granted	—	—
Options exercised	(242)	7.37
Options forfeited	—	—

Balance at June 30, 2008	4,772	12.59

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(15)	Accumulated and other comprehensive earnings

Accumulated other comprehensive earnings, which totaled $35,291 at June 30, 2008, consisted of the following items:

Accumulated foreign currency translation adjustments:
Balance at September 30, 2007	$27,614
Translation adjustments	15,442
Taxes associated with foreign currency translation	(2,818)

Balance at June 30, 2008	$40,238

Accumulated unrealized derivative losses:
Balance at September 30, 2007	$(331)
Reclassification to interest expense	153
Taxes associated with interest reclassification	(58)

Balance at June 30, 2008	$(236)

Accumulated minimum pension liability adjustments:
Balance at September 30, 2007	$(4,273)
Minimum pension liability adjustment	(513)
Taxes associated with minimum pension liability	75

Balance at June 30, 2008	$(4,711)

(16)	Total comprehensive earnings

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net earnings	$32,414	$23,974	$87,453	$62,123
Other comprehensive earnings:
Foreign currency translation adjustments	(1,321)	1,338	12,624	5,403
Reclassification of unrealized losses on derivatives to earnings	32	38	95	114
Minimum pension liability adjustment	26	—	(438)	98

Total comprehensive earnings	$31,151	$25,350	$99,734	$67,738

(17)	Contingencies

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

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In the event of a change in control of the company, Woodward may be required to pay termination benefits to certain executive officers.

(18)	Segment information

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Turbine Systems:
Segment net sales	$153,684	$132,298	$431,931	$380,075
Intersegment net sales	5,062	5,422	13,229	15,447
External net sales	148,622	126,876	418,702	364,628
Segment earnings	29,330	23,193	87,509	66,317
Engine Systems:
Segment net sales	$130,917	$117,565	$370,779	$330,510
Intersegment net sales	9,695	10,498	31,779	29,882
External net sales	121,222	107,067	339,000	300,628
Segment earnings	16,982	15,398	42,048	39,760
Electrical Power Systems:
Segment net sales	$77,181	$49,240	$199,546	$126,765
Intersegment net sales	17,178	14,157	49,585	40,449
External net sales	60,003	35,083	149,961	86,316
Segment earnings	10,778	5,200	27,518	15,202

The differences between the total of segment amounts and the Condensed Consolidated Financial Statements were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total segment external net sales and intersegment sales	$361,782	$299,103	$1,002,256	$837,350
Elimination of intersegment sales	(31,935)	(30,077)	(94,593)	(85,778)

Consolidated net sales	$329,847	$269,026	$907,663	$751,572

Total segment earnings	$57,090	$43,791	$157,075	$121,279
Nonsegment expenses and eliminations	(7,437)	(5,998)	(24,344)	(24,159)
Interest expense, net	(557)	(653)	(1,499)	(1,918)

Consolidated earnings before income taxes	$49,096	$37,140	$131,232	$95,202

WOODWARD GOVERNOR COMPANY

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The summary of consolidated total assets is as follows:

	June 30,	September 30,
	2008	2007

Turbine Systems	$361,260	$330,969
Engine Systems	244,653	250,908
Electrical Power Systems	138,199	109,674

Total segment assets	744,112	691,551
Unallocated corporate property, plant, and equipment, net	14,005	6,651
Other unallocated assets	129,716	131,565

Consolidated total assets	$887,833	$829,767

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands except per share amounts)

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (the “Report”). The information contained in this Report is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended September 30, 2007, Quarterly Reports on Form 10-Q for the periods ended December 31, 2007 and March 31, 2008, and Current Reports on Form 8-K, which discuss our business in further detail.

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

Various statements in this Report, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, contain forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecasts,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason. Forward-looking statements may include, among others, statements relating to:

•	Future sales, earnings, cash flow, and other measures of financial performance

•	Descriptions of our plans and obligations for future operations

•	The effect of economic downturns or growth in particular regions

•	The effect of changes in the level of activity in particular industries or markets

•	The availability and cost of materials, components, services, and supplies

•	The scope, nature, or impact of acquisition activity and integration into our businesses

•	The development, production, and support of advanced technologies and new products and services

•	New business opportunities

•	The outcome of contingencies

•	Future repurchases of common stock

•	Future levels of indebtedness and capital spending

•	Pension plan assumptions and future contributions

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

Net sales for the third quarter were $329,847, an increase of 22.6% from $269,026 for the third quarter of the prior year. Net earnings for the third quarter were $32,414, or $0.47 per diluted share, compared to $23,974, or $0.34 per diluted share, in the three months ended June 30, 2007. Approximately 1/4 of the 22.6% of the sales growth was attributable to favorable impacts of foreign exchange rates. Exchange rates had an insignificant effect on net earnings due to natural hedging in many impacted currencies as well as natural offsets.

Net sales for the nine months ended June 30, 2008 were $907,663, an increase of 20.8% from $751,572 for the nine months ended June 30, 2007, with organic growth of 19.6%. Net earnings for the nine months were $87,453, or $1.26 per diluted share, compared to $62,123, or $0.88 per diluted share, in the previous year’s nine months.

Operating earnings (earnings before interest) for the third quarter increased 31.4% over the same period last year.

Cash generated from operations during the third quarter was $56.2 million, a 54.1% increase over the $36.4 million generated in the same period last year.

Turbine Systems’ sales performance continues to reflect generally strong demand for our OEM and aftermarket offerings in the industrial and aerospace turbine markets. Turbine Systems’ sales growth reflects strength in demand for industrial turbines with Woodward content. Within Turbine Systems’ aerospace sales, OEM growth was greater than aftermarket growth. This mix of aerospace growth was consistent with our expectations and reflects the high volume of orders for new aircraft with engines containing increased Woodward content. Net new airline order growth continues to outpace deliveries. Turbine Systems’ net sales (including intersegment sales) for the third quarter were $153,684, an increase of 16.2% from $132,298 for last year’s third quarter. Turbine Systems’ net sales (including intersegment sales) for the nine months ended June 30, 2008 were $431,931, an increase of 13.6% from $380,075 for the nine months ended June 30, 2007. The segment earnings increase in Turbine Systems was principally the result of operating leverage on the increased sales volume. Turbine Systems’ segment earnings for the third quarter increased 26.5% to $29,330 from $23,193 for the same quarter a year ago. Turbine Systems’ segment earnings as a percentage of segment sales for the third quarter increased to 19.1% from 17.5% for the third quarter a year ago. Turbine Systems’ segment earnings for the nine months ended June 30, 2008 increased 32.0% to $87,509 from $66,317 for the same period a year ago. Turbine Systems’ segment earnings as a percentage of segment sales for the nine months increased to 20.3% from 17.4% for the nine months ended June 30, 2007.

Engine Systems experienced growth in all of its markets, most notably in marine and alternative fuels. Engine Systems’ net sales (including intersegment sales) for the third quarter were $130,917, an increase of 11.4% from $117,565 from last year’s third quarter. Engine Systems’ net sales (including intersegment sales) for the nine months ended June 30, 2008 were $370,779, an increase of 12.2% from $330,510 for the nine months ended June 30, 2007. Approximately 1/3 of the 11.4% sales growth was attributable to favorable impact of foreign exchange rates. Engine Systems’ improved segment earnings this quarter reflected sales volume leverage as well as some reduction in the operating costs of the type incurred earlier this year as it nears completion of operational transitions to improve long-term cost and efficiency performance. Engine Systems’ segment earnings for the third quarter increased 10.3% to $16,982 from $15,398 for the same quarter a year ago. Engine Systems’ third quarter segment earnings as a percentage of segment sales decreased slightly to 13.0% from 13.1% from the third quarter a year ago. Engine Systems’ segment earnings for the nine months ended June 30, 2008 increased 5.8% to $42,048 from $39,760 for the same period a year ago. Engine Systems’ segment earnings as a percentage of segment sales decreased to 11.3% from 12.0% from the nine months ended June 30, 2007.

Growth continues in both Electrical Power Systems’ power generation and distribution and wind turbine inverter markets, with growth in wind continuing at an exceptional pace. Electrical Power Systems’ net sales (including intersegment sales) for the third quarter were $77,181, an increase of 56.7% from $49,240 for last year’s third quarter. Approximately 1/3 of the 56.7% of the sales growth was attributable to favorable impacts of foreign exchange rates. Electrical Power Systems’ net sales (including intersegment sales) for the nine months ended June 30, 2008 were $199,546, an increase of 57.4% from $126,765 for the nine months ended June 30, 2007 and consists of 50% organic and 7% inorganic growth. Segment earnings for Electrical Power Systems increased primarily due to sales volume, sales volume leverage, improved operating processes, and favorable currency translation. Electrical Power Systems’ segment earnings for the third quarter increased 107.3% to $10,778 from $5,200 for the same quarter a year ago. Electrical Power Systems’ third quarter segment earnings as a percentage of segment sales increased to 14.0% from 10.6% from the third quarter ended June 30, 2007. Electrical Power Systems’ segment earnings for the nine months ended June 30, 2008 increased 81.0% to $27,518 from $15,202 for the same period a year ago. Electrical Power Systems’ nine month segment earnings as a percentage of segment sales increased to 13.8% from 12.0% from the nine months ended June 30, 2007.

Nonsegment expenses for the quarter increased to $7,437 from $5,998 last year, remaining at approximately 2.2% of net sales for both quarters. Nonsegment expenses for the nine months ended June 30, 2008 increased slightly to $24,344 from $24,159 for the same period last year, decreasing to 2.7% of net sales at June 30, 2008 as compared to 3.2% of net sales during the same period in 2007.

Our nine month results for this year also included the effect of the implementation of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which decreased the retained earnings component of shareholders’ equity by $7,702.

At June 30, 2008, our total assets were $887,833, including $80,976 in cash and cash equivalents, and our total debt was $46,775. We continue to be well positioned to fund expanded research and development projects and to explore other investment opportunities consistent with our focused strategies.

Results of Operations

Net Sales

The following table presents the breakdown of consolidated net external sales by segment:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008		2007		2008		2007

Turbine Systems	$148,622	45%	$126,876	47%	$418,702	46%	$364,628	49%
Engine Systems	121,222	37	107,067	40	339,000	37	300,628	40
Electrical Power Systems	60,003	18	35,083	13	149,961	17	86,316	11

Consolidated net external sales	$329,847	100%	$269,026	100%	$907,663	100%	$751,572	100%

Turbine Systems’ net external sales increased 17.1% and 14.8% in the three and nine months ended June 30, 2008, respectively, compared to the same periods a year ago, reflecting the strength of the aerospace and power generation business. This strength was driven by higher demand for aviation and power generation OEM, military, and commercial aftermarket products.

Engine Systems’ net external sales increased 13.2% and 12.8% in the three and nine months ended June 30, 2008, respectively, compared to the same periods a year ago. The primary drivers of this growth are increased demand in the marine and alternative fuel markets.

Electrical Power Systems’ net external sales increased 71.0% and 73.7% in the three and nine months ended June 30, 2008, respectively, compared to the same periods a year ago. Demand in both the power generation and distribution and wind inverter turbine markets drove the increase in sales. The growth in wind turbine inverter demand has been exceptional.

Costs and Expenses

The following table presents costs and expenses:

	Three Months Ended June 30,				Nine Months Ended June 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2008	Sales	2007	Sales	2008	Sales	2007	Sales

Cost of goods sold	$231,955	70.3%	$186,055	69.2%	$633,162	69.7%	$519,970	69.2%
Selling, general, and administrative	28,434	8.6%	27,345	10.2%	86,081	9.5%	84,325	11.2%
Research and development costs	18,994	5.8%	17,011	6.3%	53,401	5.9%	46,911	6.2%
Amortization of intangible assets	1,654	0.5%	1,946	0.7%	5,259	0.6%	5,856	0.8%
Interest & other income	(1,564)	(0.5)%	(1,759)	(0.7)%	(4,984)	(0.6)%	(4,641)	(0.6)%
Interest & other expense	1,278	0.4%	1,288	0.5%	3,512	0.4%	3,949	0.5%

Consolidated costs and expenses	$280,751	85.1%	$231,886	86.2%	$776,431	85.5%	$656,370	87.3%

Cost of goods sold increased in the three and nine months ended June 30, 2008, as compared to the same period last year, primarily due to the increase in sales volume.

Gross margins (as measured by net sales less cost of goods sold) as a percent of sales decreased to 29.7% for the three months ended June 30, 2008 compared to 30.8% for the three months ended June 30, 2007. Gross margins as a percent of sales also decreased to 30.2% for the nine months ended June 30, 2008 from 30.8% for the nine months ended June 30, 2007. The decrease in gross margins reflects a change in product mix and increased operating costs associated with productivity enhancements and supply chain constraints.

Selling, general, and administrative expenses as a percentage of sales decreased to 8.6% and 9.5% in the three and nine months ended June 30, 2008, respectively, as compared to the 10.2% and 11.2% for same periods last year, respectively, primarily due to increased revenue and a reduction in business development costs, partially offset by costs incurred to open new locations.

Research and development costs increased in the three and nine months ended June 30, 2008, as compared to the same periods last year, reflecting higher levels of development activity and the full integration of our business acquisition in October 2006 of Schaltanlagen-Elektronik-Geräte (“SEG”). Research and development costs decreased as a percent of sales period-to-period.

In Turbine Systems, we continue to work closely with our customers early in their own development and design stages. We help our customers by developing components and integrated systems that allow them to meet emissions requirements, increase fuel efficiency, and lower their costs. Most significantly, we are developing components and an integrated fuel system for the new GEnx turbofan engine for the Boeing 787 and Boeing 747-8, components for the Pratt & Whitney F135 and GE Rolls-Royce F136 engines that are the two propulsion choices to power Lockheed Martin’s Joint Strike Fighter aircraft, and components for the T700-GE-701D engine that will be used for the upgrades to the Sikorsky Black Hawk and Boeing Apache helicopters, components for the Pratt & Whitney 600 family and the Pratt & Whitney geared turbofan for both the Mitsubishi Regional Jet and the Bombardier CSeries, among others.

Engine Systems continues to develop components and integrated systems that allow our customers to meet emissions requirements, increase fuel efficiency, and lower costs. Development projects include components and systems utilized in natural gas and diesel power generation and process markets, diesel fuel systems for marine markets, and compressed natural gas and liquid propane systems for alternative fuel vehicle markets, and systems and components for steam turbine applications in the power and process markets.

Electrical Power Systems is developing a new grid connected inverter platform that enables large scale wind power integration and also supports local grid codes for High/Low Voltage Ride Through (H/LVRT), as well as electrical protection and metering devices that provide safe electrical power distribution to commercial and industrial users and utilities in a networked environment. In addition, we are continuing to develop products for Distributed Energy Resource (DER) integration based on our EasyGen platform.

Earnings

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Turbine Systems	$29,330	$23,193	$87,509	$66,317
Engine Systems	16,982	15,398	42,048	39,760
Electrical Power Systems	10,778	5,200	27,518	15,202

Total segment earnings	57,090	43,791	157,075	121,279
Nonsegment expenses and eliminations	(7,437)	(5,998)	(24,344)	(24,159)
Interest expense, net	(557)	(653)	(1,499)	(1,918)

Consolidated earnings before income taxes	49,096	37,140	131,232	95,202
Income tax expense	(16,682)	(13,166)	(43,779)	(33,079)

Consolidated net earnings	$32,414	$23,974	$87,453	$62,123

Turbine Systems’ segment earnings increased 26.5% and 32.0% in the three and nine months ended June 30, 2008, respectively, as compared to the same periods last year due to the following:

	Three	Nine
	Months	Months

At June 30, 2007	$23,193	$66,317
Volume changes	6,056	14,408
Selling price changes	1,440	4,715
Product mix	(917)	(1,585)
Variable compensation	368	(583)
Foreign currency	249	658
Other, net	(1,059)	3,579

At June 30, 2008	$29,330	$87,509

Sales volume increased due to higher demand for OEM, military, and commercial aftermarket and industrial turbine products. Selling price increases primarily affected spares and components used in the aerospace aftermarket. Variable compensation accrued and expensed for Turbine Systems’ members decreased during the three months ended June 30, 2008, but was higher in the nine months ended June 30, 2008 as compared to the same periods in 2007, driven by total Woodward performance-based factors.

Engine Systems’ segment earnings increased 10.3% and 5.8% in the three and nine months ended June 30, 2008, respectively, as compared to the same periods last year due to the following:

	Three	Nine
	Months	Months

At June 30, 2007	$15,398	$39,760
Volume changes	3,745	8,478
Selling price changes	803	2,491
Product mix	(832)	(2,092)
Variable compensation	282	(452)
Foreign currency	424	536
Freight costs	(1,300)	(3,609)
Other, net	(1,538)	(3,064)

At June 30, 2008	$16,982	$42,048

Sales volume increases were primarily in the marine and alternative fuel vehicle markets. Engine Systems experienced an unfavorable product mix compared to the prior year, and increased freight costs associated with supply chain constraints and increased fuel service charges. Variable compensation accrued and expensed for Engine Systems’ members decreased during the three months ended June 30, 2008 but was higher in the nine months ended June 30, 2008 as compared to the same period in 2007, driven by total Woodward performance-based factors.

Electrical Power Systems’ segment earnings increased 107.3% and 81.0% in the three and nine months ended June 30, 2008, respectively, as compared to the same periods last year due to the following:

	Three	Nine
	Months	Months

At June 30, 2007	$5,200	$15,202
Volume changes	5,353	11,848
Selling price changes	757	1,496
Product mix	(670)	(3,399)
Variable compensation	32	(351)
Foreign currency	1,739	4,559
Acquisition of SEG	—	1,100
Other, net	(1,633)	(2,937)

At June 30, 2008	$10,778	$27,518

Sales volume was higher predominantly due to the demand in the wind turbine inverter markets for power generation and distribution. A change in product mix and changes in the external market put pressure on margins. Variable compensation accrued and expensed for Electrical Power Systems’ members decreased during the three months ended June 30, 2008 from the same period in 2007, but was higher in the nine months ended June 30, 2008 as compared to the same period in 2007, driven by total Woodward performance-based factors.

Income taxes were provided at an effective rate on earnings before income taxes of 34.0% and 33.4% for the three and nine months ended June 30, 2008, respectively, compared to 35.4% and 34.7% for the three and nine months ended June 30, 2007, respectively. The change in the effective tax rate (as a percent of earnings before income taxes) was attributable to the following:

	Three	Nine
	Months	Months

Effective tax rate at June 30, 2007	35.4%	34.7%
Research credit in 2008 as compared to 2007	2.2	3.3
Prior year adjustments	2.7	(0.7)
Foreign earnings mix and statutory rate changes	(6.3)	(4.2)
Other changes, net	—	0.3

Effective tax rate at June 30, 2008	34.0%	33.4%

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

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $20,427 at June 30, 2008, and $20,509 at October 1, 2007, after the adjustment to the beginning balance of retained earnings. The net decrease in the liability of $82 since the date of adoption included a $3,494 decrease due to the resolution of a review by a tax authority. This decrease was largely offset by an additional provision for unrecognized tax benefits and related interest for the first nine months of fiscal 2008. At June 30, 2008, the amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, was $16,647. At this time, we estimate that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $8,202 in the next twelve months through completion of reviews by various worldwide tax authorities.

We recognize interest and penalties related to unrecognized tax benefits in tax expense. We had accrued interest and penalties of $5,502 and $4,396 as of June 30, 2008 and October 1, 2007, respectively.

Our tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. We are subject to U.S. and state income tax examinations for fiscal years 2003 and forward.

Liquidity and Capital Resources

Assets

	June 30,	September 30,
	2008	2007

Turbine Systems	$361,260	$330,969
Engine Systems	244,653	250,908
Electrical Power Systems	138,199	109,674

Total segment assets	744,112	691,551
Nonsegment assets	143,721	138,216

Consolidated total assets	$887,833	$829,767

Turbine Systems’ segment assets increased primarily due to increases in accounts receivable and inventories in response to increases in sales volume. We expect to invest a total of approximately $50 million in Illinois during 2008 and 2009 for the development of a state-of-the-art systems test facility for aircraft engine fuel control systems, an overall facility renovation, and other typical capital expenditures. The capital expenditures are expected to be funded through cash flows from operations and available revolving lines of credit.

Engine Systems’ segment assets decreased primarily due to collection of accounts receivable and a transfer of assets to nonsegment assets, partially offset by increases in inventory as a result of an increase in sales volume.

Electrical Power Systems’ segment assets increased primarily as a result of increases in accounts receivable and inventory and purchases of equipment in response to increases in sales volume.

Nonsegment assets increased primarily because of purchases of equipment not attributable to a segment partially offset by a payments of accrued bonuses, other accrued liabilities, and debt. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.

Other Balance Sheet Measures

	June 30,	September 30,
	2008	2007

Working capital	$342,252	$275,611
Long-term debt, less current portion	34,008	45,150
Other liabilities	66,797	57,404
Shareholders’ equity	606,672	544,431

Working capital (current assets less current liabilities) increased at June 30, 2008 from September 30, 2007 primarily as a result of an increase in cash, accounts receivable, and inventories partially offset by an increase in accounts payable due to increases in sales volume. We also repaid short-term borrowings and reduced accrued liabilities.

Long-term debt, less current portion decreased in the nine months ended June 30, 2008, as a result of payments made during the period, compared to the nine months ended June 30, 2007. Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow, and a maximum consolidated debt to Earnings Before Interest, Taxes, Depreciation and Amortization, as defined in the agreements. We were in compliance with all covenants at June 30, 2008.

We currently have a revolving line of credit facility with a syndicate of banks of up to $225,000, with an option to increase the amount of the line to $350,000. The line of credit facility expires in October 2012. In addition, we have other line of credit facilities that are generally reviewed annually for renewal. The total amount of borrowings under all facilities was $0 and $5,496 at June 30, 2008 and September 30, 2007, respectively.

Commitments and contingencies at June 30, 2008, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, intellectual property and/or commercial matters arising from the normal course of business. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate.

We do not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the company, we may be required to pay termination benefits to certain executive officers.

Shareholders’ equity increased in the three and nine months ended June 30, 2008. Increases due to net earnings and sales of treasury stock during the three and nine months were partially offset by cash dividend payments and purchases of treasury stock.

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

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pensions, and retirement healthcare. These contractual obligations are summarized and discussed more fully in the Management’s Discussion and Analysis section of our 2007 annual report on Form 10-K for the year ended September 30, 2007.

On October 25, 2007, we entered into a Third Amended and Restated Credit Agreement with J.P. Morgan Chase Bank, National Association, Wachovia Bank, N.A., Wells Fargo Bank, N.A., and Deutsche Bank Securities. This agreement increased the initial commitment from $100,000 to $225,000 and also increased the option to expand the commitment from $75,000 to $125,000, for a total of $350,000. The agreement generally bears interest at LIBOR plus 41 basis points to 80 basis points and expires in October 2012.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in our Condensed Consolidated Balance Sheet was $20,427 at June 30, 2008, and $20,509 at October 1, 2007, after the adjustment to the beginning balance of retained earnings. At June 30, 2008, the amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, was $16,647. At this time, we estimate that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $8,202 in the next twelve months through completion of reviews by various worldwide tax authorities.

Cash Flows

	Nine Months Ended
	June 30,
	2008	2007

Net cash provided by operating activities	$85,351	$56,706
Net cash used in investing activities	(23,654)	(57,113)
Net cash used in financing activities	(53,925)	(18,596)

Net cash flows provided by operating activities increased by $28,645 in the nine months ended June 30, 2008, as compared to the same period a year ago primarily due to an increase in earnings.

Net cash flows used in investing activities decreased by $33,459 in the nine months ended June 30, 2008, compared to the same period a year ago primarily as a result of a business acquisition in October 2006, partially offset by increased capital expenditures. Capital expenditures were $25,091 for the nine months ended June 30, 2008 as compared to $22,667 for the same period last year. The total capital expenditures for fiscal 2008 and 2009 are expected to be approximately $100,000 combined. We expect fiscal 2008 capital expenditures of between $40,000 and $45,000 and we anticipate 2009 to be somewhat above 2008 spending levels. This increase includes a $50,000 investment over two years to modernize the Loves Park facility in Illinois. In addition to the Illinois expansion, systems test capability expansions in Colorado and a new facility in Poland account for the majority of the increased spending from fiscal 2008 to 2009. We continue to support our advanced test facilities and core manufacturing process improvements. The increase in capital expenditures is expected to be funded through cash flows from operations and available revolving lines of credit. The debts total capitalization ratio was 7.2% as of June 30, 2008.

Net cash flows used in financing activities increased by $35,329 in the nine months ended June 30, 2008, as compared to the same period a year ago primarily as a result of repayment of borrowing under the line of credit and purchases of treasury stock, partially offset by increases in the sales of treasury stock as a result of the exercise of stock options, and increases in excess tax benefits from share-based compensation. Also, during the nine months ended June 30, 2008, we purchased shares totaling $38,701, with no shares being repurchased during the third quarter of 2008.

Financing Arrangements

Payments on our senior notes, totaling $46,334, are due over the 2009 — 2013 timeframe. Debt obligations due to mature in the next year are expected to be satisfied with a combination of cash on hand and operating cash flows.

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

Recently adopted and issued but not yet effective accounting standards

Recently adopted accounting standards

Investments

During fiscal 2008, we fully funded our deferred compensation program totaling $4,232 at June 30, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and based on our intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with unrealized gains and losses recognized in earnings. The trading securities are included in “Other current assets”.

Income taxes

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

Issued but not yet effective accounting standards

SFAS 157:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 157 is effective for us in the first quarter of fiscal 2009. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but will not affect existing standards, which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 159 is effective for us in the first quarter of fiscal 2009. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

EITF 07-3:  In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities, and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (fiscal 2009 for us). We do not expect the adoption of EITF 07-03 to have a material impact on our financial statements.

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

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51”, (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result, SFAS 160 is effective for us in the first quarter of fiscal 2010. We are currently evaluating the impact SFAS 160 may have on our financial statements.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010 for us). We are currently assessing the impact that SFAS 161 may have on our financial statements.

SFAS 162:  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010 for us). We do not expect the adoption of SFAS 162 to have a material impact on our financial statements.

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

The fair values of cash and cash equivalents and short-term borrowings at variable interest rates approximate their carrying amounts. Cash and cash equivalents have short-term maturities and short-term borrowings have short-term maturities and market interest rates. The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the year for similar debt of the same maturity.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (In thousands except share and per share amounts)

(a) Recent Sales of Unregistered Securities

Sales of common stock issued from treasury to one of our directors during the third quarter of fiscal 2008 consisted of the following:

	Total Shares	Consideration
	Purchased	Received

April 1, 2008 through April 30, 2008	259	$9
May 1, 2008 through May 31, 2008	—	—
June 1, 2008 through June 30, 2008	—	—

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(b) Issuer Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	under the Plans or
Period	Purchased	per Share	Programs	Programs(1)

April 1, 2008 through April 30, 2008	—	$—	—	$168,075
May 1, 2008 through May 31, 2008	—	—	168,075
June 1, 2008 through June 30, 2008(2)	607	39.64	—	168,075

(1)	During September 2007, the Board of Directors authorized a new stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or privately negotiated transactions over a three-year period that will end in October 2010.

(2)	We acquired 607 shares on the open market related to the reinvestment of dividends for treasury shares under our deferred compensation plan in June 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders.

Item 6.	Exhibits

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

Date: July 21, 2008

/s/  Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: July 21, 2008

WOODWARD GOVERNOR COMPANY

EXHIBIT INDEX

Exhibit
Number	Description:

31(i)	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit
31(ii)	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit
32(i)	Section 1350 certifications, filed as an exhibit