Form 10-K
period 2008-09-30
WOODWARD GOVERNOR CO
filed 2008-11-20
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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

Registrant’s telephone number, including area code:

(970) 482-5811

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $.001455 per share	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2008 as reported on The NASDAQ Global Select Market on that date: $1,550,848,000. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Governor Company Charitable Trust, as of March 31, 2008, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

Number of shares of the registrant’s common stock outstanding as of November 17, 2008: 67,789,021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the 2008 Annual Meeting of Stockholders to be held January 22, 2009, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

PART I

Forward Looking Statement

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecasts,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•	Future sales, earnings, cash flow, uses of cash, and other measures of financial performance;

•	Description of our plans and expectations for future operations;

•	The effect of economic downturns or growth in particular regions;

•	The effect of changes in the level of activity in particular industries or markets;

•	The availability and cost of materials, components, services, and supplies;

•	The scope, nature, or impact of acquisition activity and integration into our businesses;

•	The development, production, and support of advanced technologies and new products and services;

•	New business opportunities;

•	Restructuring costs and savings;

•	The outcome of contingencies;

•	Future repurchases of common stock;

•	Future levels of indebtedness and capital spending; and

•	Pension plan assumptions and future contributions.

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:

•	A decline in business with our significant customers;

•	Our ability to forecast future sales and earnings;

•	The recent instability of the credit markets and other adverse economic and industry conditions;

•	Fines or sanctions resulting from the outcome of the investigation by the U.S. Department of Justice (the “DOJ”) regarding certain pricing practices of MPC Products Corporation, one of our wholly-owned subsidiaries prior to 2006;

•	Our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;

•	Our ability to reduce our expenses in proportion to any sales shortfalls;

•	The ability of our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;

•	The success of or expenses associated with our product development activities;

•	Our ability to integrate acquisitions and costs related thereto;

•	Our ability to operate our business and pursue business strategies in the light of certain restrictive covenants in our outstanding debt documents;

•	Future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;

•	Changes in domestic or international tax statutes and future subsidiary results;

•	Environmental liabilities related to manufacturing activities;

•	Our continued access to a stable workforce and favorable labor relations with our employees;

•	Our ability to successfully manage regulatory, tax and legal matters (including product liability, patent and intellectual property matters);and

•	Risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. Other factors are discussed under “Risk Factors” in our SEC filings are incorporated by reference.

Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Item 1A. Risk Factors” beginning on page 8 of this Annual Report on Form 10-K for the year ended September 30, 2008. We undertake no obligation to revise or update any forward-looking statements for any reason.

Item 1.  Business

General

Woodward Governor Company (“Woodward,” the “Company,” “we,” “our,” or “us”) designs, manufactures, and services energy control systems and components for commercial and military aircraft, turbines, reciprocating engines, and electrical power system equipment. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable, and more cost-effective equipment. Leading original equipment manufacturers use our products and services in aerospace, power and process industries, and transportation.

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

Woodward is headquartered in Fort Collins, Colorado, and serves global markets from locations worldwide. The mailing address for our headquarters is 1000 East Drake Road, Fort Collins, Colorado 80525. Our telephone at that location is (970) 482-5811, and our website is www.woodward.com.

Products and Services

Woodward strives to be the undisputed leader in the aerospace, power and process industries, and transportation markets that we serve. We help meet global needs for reliable, efficient, low-emission, and high-performance energy for diverse applications in challenging environments.

We remain focused on Energy Control and Optimization Solutions for aerospace, power and process industries, and transportation markets that we serve. We design systems that manage the energy of fluid movement, motion, and electricity. We also convert wind energy into reliable and safe electrical power through inverter systems.

We believe all of our business segments have a significant competitive position within their markets for components and integrated systems. We compete with several other manufacturers, including the in-house operations of certain original equipment manufacturers (“OEMs”). We believe our prices, technology, quality, and customer service are highly competitive.

Principal Lines of Business

Woodward operates in the following four business segments:

•	Turbine Systems is focused on developing and manufacturing systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Engine Systems is focused on developing and manufacturing systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which include power generation, transportation, and process industries.

•	Electrical Power Systems is focused on developing and manufacturing systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which include power generation, power distribution, transportation, and process industries.

•	Airframe Systems was added October 1, 2008 upon Woodward’s acquisition of all of the outstanding shares of stock of Techni-Core, Inc. (“Techni-Core”) and all of the outstanding shares of stock of MPC Products Corporation (“MPC Products” and, together with Techni-Core, “MPC”). MPC is the leader in the manufacture of high-performance electromechanical motion control systems primarily for aerospace applications. Their core competencies in sensing, motors, actuation systems, and electronics will also be applied to Woodward’s aircraft turbine market, industrial turbine market, as well as other industrial markets.

Information about our operations in 2008 and outlook for the future, including certain segment information, is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional segment information and certain geographical information are included in Note 20 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” Additional information about Airframe Systems and the acquisition is included in Note 22 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” Other information about our business follows.

Turbine Systems

We provide integrated control systems and control components such as electronics, actuators, valves, fuel systems, and combustion systems through the Turbine Systems segment to OEMs that manufacture gas turbines for use in aerospace and industrial power markets. We also sell components as spares or replacements and provide repair and overhaul services to these and other customers.

We primarily sell Turbine Systems’ products and services directly to manufacturers, although we also generate some aftermarket sales through distributors, dealers, and independent service facilities.

In fiscal 2008, customers exceeding 10% of net external sales in the Turbine Systems segment were General Electric Company (approximately 35%), United Technologies (approximately 16%), and the U.S. government (approximately 10%).

Engine Systems

We provide integrated control systems and control components, such as electronics, actuators, valves, pumps, injectors, and ignition systems through the Engine Systems segment primarily to OEMs that manufacture diesel engines, gas engines, steam turbines, and distributors for use in power generation, marine, transportation, and process applications. We also sell components as spares or replacements and provide repair and overhaul services to OEM customers and equipment operators.

We primarily sell Engine Systems’ products and services directly to our OEM customers. We also sell through our global channel partners (distributors, dealers, and independent service facilities) to support our OEMs’ customers and end users.

In fiscal 2008, Caterpillar exceeded 10% of net external sales in the Engine Systems segment, accounting for approximately 26% of Engine Systems’ net external sales.

Electrical Power Systems

We provide integrated control systems and electronic control and protection modules through the Electrical Power Systems segment primarily to OEMs that manufacture electrical power generation, distribution, conversion (predominantly wind power), and grid related quality equipment using digital controls and inverter technologies. Sales are made primarily to OEMs that manufacture generator sets, wind turbines, and switchgear equipment. We sell components as spares or replacements, and provide other related services to these OEM and other customers. We also provide repair and overhaul services to OEM customers and equipment operators as part of the wind power side of our business.

We generally sell Electrical Power Systems’ products and services directly to our OEM customers, although we also generate sales to end users through distributors. Our customers demand technological solutions to meet their needs for security, quality, reliability, and availability of electrical power networks.

In fiscal 2008, customers exceeding 10% of net external sales in the Electrical Power Systems segment were REpower Systems AG (approximately 24%), Caterpillar (approximately 12%), and Ecotècnia (approximately 10%).

Airframe Systems

On October 1, 2008, we added a fourth business segment, Airframe Systems, upon the acquisition of MPC. Airframe Systems provides high-performance electromechanical motion control systems, including sensors, primarily for aerospace applications. The primary product lines include high performance electric motors and sensors, analog and digital control electronics, rotary and linear actuation systems, and flight deck and fly-by-wire systems for commercial and military aerospace programs. Sales are made primarily OEMs and to tier-one prime contractors. Additional information about Airframe Systems and the acquisition is included in Note 22 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

Customers

Our customers include Caterpillar, Ecotècnia, General Electric, REpower Systems AG, Rolls Royce, the U.S. government, and United Technologies.

Two customers individually accounted for more than 10% of consolidated net sales in each of the years ended September 30, 2008, 2007, and 2006. Sales to General Electric were made by all of our segments and totaled approximately 17% in fiscal 2008, approximately 20% in fiscal 2007, and approximately 22% in fiscal 2006. Sales to Caterpillar were made by all of our segments and net sales totaled approximately 10% in fiscal 2008, approximately 10% in fiscal 2007, and approximately 11% in fiscal 2006.

Backlog

Our backlog as of October 31, 2008 and 2007 by segment was as follows (in thousands):

		% Expected to
		be Filled by
	October 31,	September 30,	October 31,
	2008	2009	2007

Turbine Systems	$165,413	82%	$150,000
Engine Systems	107,953	92	103,895
Electrical Power Systems	100,856	55	104,063
Airframe Systems	1,789	52	N/A

	$376,011	77%	$357,958

Turbine System’s backlog at October 31, 2007 is estimated. In previous years, our disclosure of Turbine Systems’ reported backlog included forecasts of certain sales associated with customer agreements in addition to firm sales orders. Our current estimate of the backlog is based on typically assumed relationships between the timing of firm orders and subsequent sales. Backlog orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production demand pull systems.

Seasonality

We do not believe sales are subject to significant seasonal variation.

Government Contracts and Regulation

Our businesses are heavily regulated in many of our fields of endeavor. We deal with numerous U.S. government agencies and entities, including all of the branches of the U.S. military, the National Aeronautics and Space Administration (“NASA”), and the Departments of Defense, Homeland Security, and Transportation. Similar government authorities exist with respect to our international efforts.

The U.S. government, and other governments, may terminate any of our government contracts (and, in general, subcontracts) at their convenience, as well as for default based on specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, the U.S. government generally would pay only for the work accepted, and could require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government could also hold us liable for damages resulting from the default.

We must comply with, and are affected by, laws and regulations relating to the formation, administration, and performance of U.S. government contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with certain contract negotiations;

•	impose specific and unique cost accounting practices that may differ from accounting principles generally accepted in the U.S. (“U.S. GAAP”) and therefore require reconciliation;

•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Our research and development costs include basic research, applied research, development, systems and other concept formulation studies, and bid and proposal efforts related to government products and services. Costs related to customer-funded contracts are generally allocated among all contracts and programs in progress based on the contractual arrangements. Company-sponsored product development costs not otherwise allocable are charged to expenses when incurred. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is generally expensed as incurred. Across all our segments, total research and development costs, including costs related to bid and proposal efforts, totaled $73.4 million in fiscal 2008, $65.3 million in fiscal 2007, and $60.0 million in fiscal 2006. See “Research and development costs” in Note 1 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

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

Employees

As of October 31, 2008, we employed 5,823 full-time employees of which 1,626 were located outside of the U.S. We consider the relationships with our employees to be positive.

Approximately 1,285 joined Woodward in connection with the acquisition of MPC and 75 employees in connection with the acquisition of MotoTron Corporation (“MotoTron”) in October 2008. Additional information about our acquisitions is included in Note 22 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

In the U.S., as of October 31, 2008, all of our employees are at-will employees, except certain MPC employees who are not executive officers of Woodward and either had pre-existing employment agreements with MPC prior to the MPC acquisition or were members of the MPC Employees Representative Union. Our at-will employees are not subject to any type of employment contract or agreement. Our Chief Executive Officer and President and our Chief Financial Officer and Treasurer each have a Change in Control Transition Agreement.

Outside of the U.S., we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

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

Thomas A. Gendron, Age 47.  Chairman of the Board since January 2008; Chief Executive Officer, President, and Director since July 2005; Chief Operating Officer and President from September 2002 through June 2005; Vice President and General Manager of Industrial Controls June 2001 through September 2002; Vice President of Industrial Controls April 2000 through May 2001; Director of Global Marketing and Industrial Controls’ Business Development February 1999 through March 2000.

Robert F. Weber, Jr., Age 54.  Chief Financial Officer and Treasurer since August 2005. Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate

Vice President and General Manager — EMEA Auto. Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level with Motorola.

Martin V. Glass, Age 51.  Group Vice President, Turbine Systems since September 2007; Vice President of the Aircraft Engine Systems Customer Business Segment December 2002 through August 2007; Director of Sales, Marketing, and Engineering February 2000 through December 2002.

Dennis Benning, Age 67.  Group Vice President, Airframe Systems since October 2008; Group Vice President, Engine Systems September 2007 through September 2008; Vice President, Center of Excellence Industrial Controls December 2002 through August 2007; General Manager, Center of Excellence Industrial Controls July 2002 through November 2002; Director of Operations, Aircraft Engine Systems January 2002 through June 2002.

Gerhard Lauffer, Age 47.  Group Vice President, Electrical Power Systems since September 2007; Vice President and General Manager Electronic Controls March 2002 through August 2007; Managing Director Leonhard-Reglerbau GmbH 1991 through March 2002 when it was acquired by Woodward.

Chad Preiss, Age 43.  Group Vice President, Engine Systems since October 2008; Vice President, Sales, Service, and Marketing, Engine Systems December 2007 through September 2008; and Vice President, Industrial Controls September 2004 through December 2007. Prior to this role, Mr. Preiss served in a variety of engineering and marketing/sales management roles, including Director of Business Development, since joining Woodward in 1988.

A. Christopher Fawzy, Age 39.  Vice President, General Counsel and Corporate Secretary since June 2007. Prior to joining Woodward, Mr. Fawzy was employed by Mentor Corporation, a global medical device company. He joined Mentor in 2001 and served as Corporate Counsel, then General Counsel in 2003, and was appointed Vice President, General Counsel and Secretary in 2004.

Information available on Woodward’s Website

Through a link on the Investor Information section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Stockholders may obtain, without charge, a single copy of Woodward’s 2008 Annual Report on Form 10-K upon written request to the Corporate Secretary, Woodward Governor Company, 1000 East Drake Road, Fort Collins, Colorado 80525.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized in this section when making investment decisions regarding our securities.

Important factors that could individually, or together with one or more other factors, affect our business, results of operations, financial condition, and/or cash flows include, but are not limited to, the following:

Company Risks

A decline in business with our significant customers could decrease our consolidated net sales and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We have fewer customers than many other companies with similar sales volumes. For the year ended September 30, 2008, approximately 43% of our consolidated net sales were made to our five largest customers. Sales to our five largest customers represented approximately 47% of our consolidated net sales for the year ended September 30, 2007. Two of those customers individually accounted for more than 10% of consolidated net sales in each of the years ended September 30, 2008, 2007, and 2006. Turbine Systems, Engine Systems, and Electrical Power Systems made sales to General Electric Company, and those sales totaled approximately 17% in fiscal 2008, approximately 20% in fiscal 2007, and approximately 22% in fiscal 2006 of our consolidated net sales. Turbine Systems, Engine Systems, and Electrical Power Systems also made sales to Caterpillar Inc. and those sales totaled approximately 10% in fiscal 2008, approximately 10% in fiscal 2007, and approximately 11% in fiscal 2006 of our consolidated net sales. If any of our significant customers were to change suppliers, in-source production, experience difficulties in the markets in which they participate, or otherwise reduce purchases from us, our consolidated net sales could decrease significantly, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our future sales and earnings could vary materially from our projections.

Our sales forecast is based on management’s best estimate of various factors and information deemed relevant, including, among others, customer and third-party forecasts of sales volumes and purchase requirements in our markets. Each of these factors is subjective and could be overstated. In addition, general business and economic conditions and industry-specific business and economic conditions, including a continuation of the current economic slowdown or further deterioration of economic conditions in the U.S. and internationally, could result in sales that are lower than forecast. Accordingly, our ability to forecast the timing and amount of specific sales is limited, and our future sales and earnings could vary materially from our projections. The difficulty in forecasting demand increases the challenge in anticipating our inventory requirements, which may cause us to over-produce finished goods and could result in inventory write-offs, or could cause us to under-produce finished goods. Any such over-production or under-production could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The recent instability of the financial markets and adverse economic conditions could have a material adverse effect on the ability of our customers to perform their obligations to us and on demand for our products and services.

Recently, there has been widespread concern over the instability of the financial markets and their influence on the global economy. As a result of the credit market crisis and other economic challenges currently affecting the global economy, our current or potential future customers may experience serious cash flow problems and as a result, may modify, delay, or cancel plans to purchase our products. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flows.

In addition, demand for our products and services is significantly affected by the general economic environment. During periods of slowing economic activity, such as the recent tightening of the credit markets, a global slowdown in spending on infrastructure development may occur in the markets in which we operate, and customers may reduce their purchases of our products and services. As a result, any significant economic downturn, including the current economic downturn and the adverse conditions in the credit markets, could have a material adverse effect on customer demand.

There can be no assurance that the current economic slowdown or further deterioration of economic conditions in the U.S. as well as internationally will not have a material adverse effect our business, financial condition, results of operations, and cash flows.

If funding is not available to us when needed, or is available only on unfavorable terms, we may be unable to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to competitive pressures.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed. These issues, along with significant write-offs in the financial services sector, the repricing of credit risk, and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has generally increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity either at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers. Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Many of our expenses may not be able to be reduced in proportion to a sales shortfall.

Some of our expenses are relatively fixed in relation to changes in sales volumes and are difficult to adjust in the short term. Some of these expenses are related to past capital expenditures or business acquisitions in the form of depreciation and amortization expense. Others are related to expenditures driven by levels of business activity other than the level of sales, including manufacturing overhead. As a result, we might be unable to reduce expenses in a timely manner to compensate for a reduction in sales, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Suppliers may be unable to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all.

We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers. We may experience an increase in costs for parts or materials that we source from our suppliers, or we may experience a shortage of materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, or financial distress, work stoppages, natural disasters, or production difficulties that may affect one or more of our suppliers. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts or could damage our reputation and relationships with customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Subcontractors may fail to perform contractual obligations.

We frequently subcontract portions of work due under contracts with our customers and are dependent on the continued availability and satisfactory performance by these subcontractors. Nonperformance or underperformance by subcontractors may materially impact our ability to perform obligations to our customers. A subcontractor’s failure to perform could result in a customer terminating our contract for default, expose us to liability, and substantially impair our ability to compete for future contracts and orders, and we may not be able to enforce fully all of our rights under these agreements, including any rights to indemnification. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our product development activities may not be successful or may be more costly than currently anticipated.

Our business involves a significant level of product development activities, generally in connection with our customers’ own development activities. Industry standards, customer expectations, or other products may emerge that could render one or more of our products or services less desirable or obsolete. Maintaining our market position will require continued investment in research and development. During an economic downturn, including the current one, we may need to maintain our investment in research and development, which may limit our ability to reduce these expenses in proportion to a sales shortfall. If these activities are not as successful as currently anticipated, or if they are more costly than currently anticipated, future sales and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Activities necessary to integrate acquisitions may result in costs in excess of current expectations or be less successful than anticipated.

We completed two business acquisitions in October 2008, and we may acquire other businesses in the future. The success of these transactions will depend, among other things, on our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls processes to these acquired businesses. The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. If actual integration costs are higher than amounts assumed or we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Certain restrictive covenants limit our ability to operate our business and to pursue our business strategies, and if we fail to comply with these covenants, it could result in an acceleration of payments for our outstanding indebtedness.

Our existing term loan credit agreement, revolving credit agreement, and note purchase agreements governing our outstanding senior notes contain covenants that limit or restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions, or to engage in other transactions or business activities that may impact our growth or otherwise be important to us. These agreements limit or restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends or make distributions on our capital stock or certain other restricted payments or investments;

•	purchase or redeem stock;

•	issue stock of our subsidiaries;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	transfer and sell assets;

•	effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets to secure debt.

The agreements also impose financial covenants on us and our subsidiaries that require us to maintain certain leverage ratios and minimum levels of consolidated net worth. In addition, certain of these agreements require us to repay outstanding borrowings with portions of the proceeds we receive from certain sales of property or assets and specified future debt offerings. Our ability to comply with these provisions may be affected by events beyond our control.

Any breach of these covenants could cause a default under these agreements and other debt, which could restrict our ability to borrow under the revolving credit agreement. If there were an event of default under certain provisions of our debt instruments that was not cured or waived, the holders of the defaulted debt would be able to cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our indebtedness as required, or amend the covenants contained in these agreements, the lenders or noteholders may be entitled to institute foreclosure proceedings against our assets. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Changes in the estimates of fair value of reporting units or of long-lived assets may result in future impairment charges, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Over time, the fair values of long-lived assets change. We test goodwill for impairment at least annually, and more often if circumstances require. Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings. We also test property, plant, and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings. Any such impairment charges could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Future subsidiary results or changes in domestic or international tax statutes may change the amount of valuation allowances provided for deferred income tax assets.

We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. The underlying analysis is performed for individual tax jurisdictions, generally at a subsidiary level. Future subsidiary results, actual or forecasted, as well as changes to the relevant tax statutes, could change the outcome of our analysis and change the amount of valuation allowances provided for deferred income tax assets, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Manufacturing activities may result in future environmental liabilities.

We use hazardous materials and/or regulated materials in our manufacturing operations. We also own and may acquire facilities that were formerly owned and operated by others that used such materials. The risk that a significant release of regulated materials has occurred in the past or will occur in the future cannot be completely eliminated or prevented. As a result, we are subject to a substantial number of costly regulations. In particular, we are required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the U.S., the European Union, and other territories, including those governing emissions to air, discharges to water, noise and odor emissions, the generation, handling, storage, transportation, treatment and disposal of waste materials, and the cleanup of contaminated properties and human health and safety. Compliance with these laws and regulations results in ongoing costs. We cannot be certain that we have been, or will at all times be, in complete compliance with all environmental requirements, or that we will not incur additional material costs or liabilities in connection with these requirements. As a result, we may incur material costs or liabilities or be required to need to undertake future environmental remediation activities that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our performance depends on continued access to a stable workforce and on favorable labor relations with our employees.

Competition for technical personnel in the industry in which we compete is intense. Our future success depends in part on our continued ability to hire, train, assimilate, and retain qualified personnel. There is no assurance that we will continue to be successful in recruiting qualified employees in the future. In addition, labor unrest at a customer facility can cause a reduction in demand or a deferral of orders. Any significant increases in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to employee turnover, changes in availability of qualified technical personnel, or otherwise, could have a material adverse effect on our business, our relationships with customers, and our financial condition, results of operations, and cash flows.

Our intellectual property rights may not be sufficient to protect all our products or technologies.

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks, and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks, or licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty; thus, any patents that we own or license from others may not provide us with adequate protection against competitors. Moreover, the laws of certain foreign countries do not recognize intellectual property rights or protect them to the same extent as do the laws of the U.S. If we infringe on the proprietary rights of others or if we are unable to sufficiently protect our proprietary rights, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

If third parties claim we are infringing their intellectual property rights, we could face significant litigation, indemnification, or licensing expenses or be prevented from marketing our products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our current or future technologies may infringe upon the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face expensive litigation or indemnification obligations and may be prevented from selling existing products and pursuing product development or commercialization, which could have an adverse affect on our business, financial condition, results of operations, and cash flows.

Product liability claims, product recalls or other liabilities associated with the products and services we provide may force us to pay substantial damage awards and other expenses that could exceed our accruals and insurance coverage.

The manufacture and sale of our products and the services we provide expose us to risk of product liability and other tort claims. Both currently and in the past, we have had a number of product liability claims relating to our products, and we will likely be subject to additional product liability claims in the future for both past and current products, some of which may have a material adverse effect on our business, financial condition, and results of operations. We also provide certain services to our customers and are subject to claims with respect to the services provided. In providing such services, we may rely on subcontractors to perform all or a portion of the contracted services. It is possible that we could be liable to our customers for work performed by a subcontractor. While we believe that we have appropriate insurance coverage available to us related to any such claims, our insurance may not cover all liabilities or be available in the future at a cost acceptable to us. If a product liability or other claim or series of claims, including class action claims, is brought against us for liabilities that are not covered by insurance or for which third-party indemnification is not available, such claim could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Fines or sanctions resulting from the investigation by the DOJ regarding MPC pricing policies could have a material adverse effect on Woodward.

MPC, one of our newly acquired subsidiaries, is subject to an investigation by the DOJ regarding certain of its pricing practices prior to 2006 related to government contracts. MPC and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals within the DOJ. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC. MPC is also in the process of working with the U.S. Department of Defense to resolve any administrative matters that may arise out of the investigation. There can be no assurance as to the resolution of these matters. The purchase price for MPC reflects the amount agreed to in principle by MPC with the U.S. Attorney. Any resulting fines or other sanctions beyond this amount could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Amounts accrued for contingencies may be inadequate to cover the amount of loss when the matters are ultimately resolved.

In addition to intellectual property and product liability matters, we are currently involved or may become involved in pending or threatened litigation or other legal proceedings regarding employment or other contractual matters arising in the ordinary course of business. We accrue for known individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There may be additional losses that have not been accrued, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Changes in the legal environment in which we operate may affect future sales and expenses.

We operate in a number of countries and are affected by a variety of laws and regulations, including foreign investment, employment, import, export, business acquisitions, environmental and taxation matters, land use rights, property, and other matters. Our ability to operate in these countries may be materially adversely affected by unexpected changes in such laws and regulations.

Operations and suppliers may be subject to physical and other risks that could disrupt production.

Our operations include principal facilities in China, Germany, Scotland, and Poland as well as the U.S. In addition, we operate sales and service facilities in Brazil, India, Japan, the Netherlands, and the United Kingdom. We also have suppliers for materials and parts inside and outside the U.S. Our operations and sources of supply could be disrupted by a natural disaster, war, political unrest, terrorist activity, public health concerns, or other unforeseen events, which could cause significant delays in the shipment of products and the provision of services and could cause the loss of sales and customers. Accordingly, disruption of our operations or the operations of a significant supplier could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We have significant investments in foreign entities and have significant sales and purchases in foreign denominated currencies creating exposure to foreign currency exchange rate fluctuations.

We have significant investments outside the U.S. Further, we have sales and purchases of raw materials and finished goods in foreign denominated currencies. Accordingly, we have exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Foreign currency exchange rate risk is reduced through several means, including the maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances utilizing a global netting system, and limited use of foreign currency denominated debt. Despite these measures, foreign currency rate fluctuations could have a material adverse effect on our international operations or on our business, financial condition, results of operations, and cash flows.

Changes in assumptions may increase the amount of retirement pension and healthcare benefit obligations and related expense.

Accounting for retirement pension and healthcare benefit obligations and related expense requires the use of assumptions, including a weighted-average discount rate, an expected long-term rate of return on assets, and a net healthcare cost trend rate, among others. Benefit obligations and benefit costs are sensitive to changes in these assumptions. As a result, assumption changes could result in increases in our obligation amounts and expenses. Significant increases in the amount of retirement pension and healthcare benefit obligations and related expense could have a material adverse affect on our business, financial condition, results of operations, and cash flows.

Industry Risks

Competitors may develop breakthrough technologies that are adopted by our customers.

Many of the components and systems we sell are used in harsh environments with stringent emissions standards. The technological expertise we have developed and maintained could become less valuable if a competitor were to develop a breakthrough technology that would allow them to match or exceed the performance of existing technologies at a lower cost. If we are unable to develop competitive technologies, future sales or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Industry consolidation trends could reduce our sales opportunities, decrease sales prices, and drive down demand for our product.

There has been consolidation and there may be further consolidation in the aerospace, power, and process industries. The consolidation in these industries has resulted in customers with vertically integrated operations, including increased in-sourcing capabilities, which may result in economies of scale for those companies. If our customers continue to seek to control more aspects of vertically integrated projects, cost pressures resulting in further integration or industry consolidation could reduce our sales opportunities, decrease sales prices, and drive down demand for our products, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Changes in competitor strategies may reduce the demand for our products.

Companies compete on the basis of providing products that meet the needs of customers, as well as on the basis of price, quality, and customer service. Changes in competitive conditions, including the availability of new products and services, the introduction of new channels of distribution, and changes in OEM and aftermarket pricing, could adversely affect future sales, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Unforeseen events may occur that significantly reduce commercial airline travel.

Our Turbine Systems segment accounted for 46% of our external sales in 2008, with the majority of sales tied to commercial aviation. Certain events, such as the terrorist actions of 2001, have had a notable negative effect on passenger flight miles in the past and the airlines’ revenues. Currently, increases in fuel costs, high labor costs, and heightened competition from low cost carriers have adversely affected the financial condition of some commercial airlines. In addition, the current economic downturn has led to a general reduction in air travel, and any further deterioration of economic conditions in the U.S. and internationally could lead to additional reductions in air travel. Market demand for our components and systems could be materially adversely affected by such reductions in commercial airline travel and commercial airlines’ financial difficulties, which could have a material adverse affect on our business, financial condition, results of operations, and cash flows.

Increasing emission standards that drive certain product sales may be eased or delayed.

We sell components and systems that have been designed to meet demanding emission standards, including standards that have not yet been implemented but are intended to be soon. If these emission standards are eased, our future sales could be lower as potential customers select alternative products or delay adoption of our products, which would have a material adverse affect on our business, financial condition, results of operations, and cash flows.

Natural gas prices may increase significantly and disproportionately to other sources of fuels used for power generation.

Commercial producers of electricity use many of our components and systems, most predominately in their power plants that use natural gas as their fuel source. Commercial producers of electricity are often in a position to manage the use of different power plant facilities and make decisions based on operating costs. Compared to other sources of fuels used for power generation, natural gas prices have increased slower than fuel oil, but about the same as coal. This increase in natural gas prices and any future increases could decrease the use of our components and systems, which could have a material adverse affect on our business, financial condition, results of operations, and cash flows.

The U.S. government may reduce defense funding or the mix of programs to which such funding is allocated.

A portion of our sales of components and systems is to the U.S. government, primarily in the aerospace market. The level of U.S. defense spending is subject to periodic congressional appropriation actions, which is subject to change at any time. The mix of programs to which such funding is allocated is also uncertain, and we can provide no assurance that an increase in defense spending will be allocated to programs that would benefit our business. If the amount of spending was to decrease, or there was a shift from certain aerospace programs to other programs, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Changes in foreign currency exchange rates or in interest rates may reduce the demand for our products.

A significant portion of our business is conducted in currencies other than the U.S. dollar which exposes us to movements in foreign currency exchange rates. These exposures may change over time as our business and business practices evolve, and they could have a material adverse effect on our financial results and cash flows. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies. Continued instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate fluctuation risk, which could negatively impact our business, financial condition, results of operations, and cash flows.

Investment Risks

The historic market price of our common stock may not be indicative of future market prices.

The market price of our common stock changes over time. Stock markets in general have experienced significant price and volume volatility over the past year. The trading price of our common stock ranged from a low of $24.50 per share to a high of $48.62 per share in fiscal 2008. The market price and volume of trading of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions, but also to factors such as general conditions in the aerospace industry or a change in sentiment in the market regarding our operations or business prospects. As a result, the market price of our common stock may fluctuate or decline significantly in the future.

The typical trading volume of our common stock may affect an investor’s ability to sell significant stock holdings in the future without negatively affecting stock price.

We currently have approximately 68 million shares of common stock outstanding. While the level of trading activity will vary by day, the typical trading level represents only a small percentage of total shares of stock outstanding. As a result, a seller who a significant number of shares of stock in a short period of time could negatively affect our share price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal plants are as follows:

United States

Fort Collins, Colorado — Turbine Systems, Engine Systems, and Electrical Power Systems manufacturing, engineering, and corporate headquarters
Loveland, Colorado — Turbine Systems and Engine Systems manufacturing and partially leased to a third party
Rockford, Illinois — Turbine Systems manufacturing and engineering
Rockton, Illinois — Turbine Systems manufacturing and repair and overhaul
Zeeland, Michigan — Turbine Systems manufacturing and engineering
Greenville, South Carolina (leased) — Turbine Systems manufacturing and engineering

Other Countries

Suzhou, Peoples’ Republic of China (leased) — Engine Systems manufacturing
Aken, Germany (leased) — Engine Systems manufacturing and engineering
Kempen, Germany — Electrical Power Systems manufacturing and engineering
Stuttgart, Germany (leased) — Electrical Power Systems manufacturing and engineering
Prestwick, Scotland, United Kingdom (leased) — Turbine Systems repair and overhaul
Tianjin, Peoples’ Republic of China (leased) — Engine Systems manufacturing
Krakow, Poland (leased) — Electrical Power Systems manufacturing and engineering

In connection with the MPC acquisition, Woodward assumed leases on approximately 450,000 square feet of manufacturing and office space in Skokie and Niles, Illinois. In connection with the acquisition of MotoTron, Woodward assumed office leases in Ann Arbor, Michigan and Columbus, Indiana and established a lease for an office facility in Oshkosh, Wisconsin. Additional information about these acquisitions is included in Note 22 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

In addition to the principal plants listed above, we own or lease other facilities in Brazil, India, Japan, the Netherlands, and the United Kingdom which are used primarily for sales and service activities.

Our principal plants are suitable and adequate for the manufacturing and other activities performed at those plants, and we believe our utilization levels are generally high. However, with continuing advancements in manufacturing technology and operational improvements, we believe we can continue to increase production without significant capital expenditures for expansion, retooling, or acquisition of additional plants.

We anticipate growth in capacity in the following locations during fiscal 2009: Loveland, Colorado, Tianjin, China, and Krakow, Poland.

Item 3.	Legal Proceedings

We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There are also individual matters where management believes the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate.

Specifically, MPC, one of our newly acquired subsidiaries, is subject to an investigation by the DOJ regarding certain of its pricing practices related to government contracts prior to 2006. MPC and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals within the DOJ. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC. MPC is also in the process of working with the U.S. Department of Defense to resolve any administrative matters that may arise out of the investigation. There can be no assurance as to the resolution of these matters. The purchase price for MPC reflects the amount agreed to in principle by MPC with the U.S. Attorney. Any resulting fines or other sanctions beyond this amount could have a material negative impact on Woodward.

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

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market and at November 17, 2008, there were approximately 1,380 holders of record. Cash dividends were declared quarterly during 2008 and 2007. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2008 and 2007 are included in the Note 21 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

(a)  Recent Sales of Unregistered Securities

Sales of common stock issued from treasury stock to one of the company’s directors during the fourth quarter of 2008 consisted of the following (dollars in thousands):

Total
	Shares	Consideration
	Purchased	Received

July 1, 2008 through July 31, 2008	209	$9
August 1, 2008 through August 31, 2008	—	—
September 1, 2008 through September 30, 2008	—	—

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(b)  Issuer Purchases of Equity Securities

Maximum Number
(or Approximate
			Total Number	Dollar Value)
			of Shares	of Shares that
			Purchased as	May Yet
			Part of	Be Purchased
	Total Number	Average Price	Publicly Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs(1)
(Dollars in thousands)

July 1, 2008 through July 31, 2008	—	$—	—	$168,075
August 1, 2008 through August 31, 2008(2)	—	$—	—	$168,075
September 1, 2008 through September 30, 2008(3)(4)	554	$43.30	—	$168,075

(1)	During September 2007, the Board of Directors authorized a stock repurchase program of up to $200 million of our outstanding shares of common stock on the open market or privately negotiated transactions over a three-year period that will end in October 2010. During the first half of fiscal year 2008, $31,925 was spent from this allocated pool for repurchase of stock.

(2)	Does not include 21,265 shares acquired as part of the exercise of stock options in August 2008.

(3)	Does not include 2,677 shares acquired as part of the exercise of stock options in September 2008.

(4)	We purchased 554 shares on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in September 2008.

The information required by this item relating to securities authorized for issuance under equity plans is included under the caption “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held January 22, 2009 and is incorporated herein by reference.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes which appear in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands except per share amounts)

Net sales	$1,258,204	1,042,337	854,515	827,726	709,805
Net Earnings(1)(2)(4)	$121,880	98,157	69,900	55,971	31,382
Earnings per share(3):
Basic	$1.80	1.43	1.02	0.82	0.46
Diluted	$1.75	1.39	0.99	0.80	0.45
Cash dividends per share	$0.235	0.215	0.200	0.175	0.160
Income taxes	$60,030	33,831	14,597	23,137	17,910
Interest expense	$3,834	4,527	5,089	5,814	5,332
Interest income	$2,120	3,604	2,750	2,159	1,095
Depreciation expense	$28,620	25,428	22,064	24,451	25,856
Amortization expense	$6,830	7,496	6,953	7,087	6,905
Capital expenditures	$41,099	31,984	31,713	26,615	18,698
Weighted-average shares outstanding:
Basic shares outstanding	67,564	68,489	68,702	68,400	67,716
Diluted shares outstanding	69,560	70,487	70,382	70,254	69,390

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Working capital	$369,211	275,611	260,243	241,066	197,524
Total assets	$927,017	829,767	735,497	705,466	654,294
Long-term debt, less current portion	$33,337	45,150	58,379	72,942	88,452
Total debt	$48,928	66,586	73,515	95,787	95,241
Total liabilities	$297,389	285,336	256,808	272,997	268,433
Stockholders’ equity	$629,628	544,431	478,689	432,469	385,861
Full-time worker members	4,476	4,248	3,731	3,513	3,287
Registered stockholder members	1,358	1,229	1,442	1,448	1,529

Notes:

1.	Net earnings for fiscal 2007 included two tax adjustments, a favorable resolution of issues with tax authorities resulting in a reduction of net tax expense of $13.3 million and a reduction in deferred tax assets resulting in a tax expense of $3.0 million due to a decrease in the German statutory income tax rate. These adjustments increased net earnings by $10.3 million, or $0.15 per basic share and $0.15 per diluted share.

2.	Net earnings for fiscal 2006 included a deferred tax asset valuation allowance change that increased net earnings by $13.7 million, or $0.20 per basic share and $0.19 per diluted share.

3.	Per share amounts have been updated from amounts reported prior to February 1, 2008 to reflect the effect of a two-for-one stock split and prior to February 1, 2006 to reflect the effect of a three-for-one stock split.

4.	Accounting for stock-based compensation changed to the fair value method from the intrinsic value method beginning in the first quarter of fiscal 2006, concurrent with the adoption on October 1, 2005 of Statement of Financial Accounting Standards 123R, “Share-Based Payments.” The following presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation in fiscal 2004 and fiscal 2005:

	Year Ended September 30,
	2005	2004
	(In thousands except per share amounts)

Reported net earnings	$55,971	$31,382
Stock based compensation expense using fair value method, net of tax	1,502	1,400

Pro forma net earnings	$54,469	$29,982

Reported net earnings per share:
Basic	$0.82	$0.46
Diluted	$0.80	$0.45
Pro forma net earnings per share:
Basic	$0.80	$0.44
Diluted	$0.78	$0.43

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Woodward designs, manufactures, and services energy control systems and components for commercial and military aircraft, turbines, reciprocating engines, and electrical power system equipment. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable, and more cost-effective equipment. Leading original equipment manufacturers use our products and services in aerospace, power and process industries, and transportation.

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

We have three business segments — Turbine Systems, Engine Systems, and Electrical Power Systems. Turbine Systems is focused on systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets. Engine Systems is focused on systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which include power generation, transportation, and process industries. Electrical Power Systems is focused on systems and components that provide power sensing and energy control systems to improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which include power generation, power distribution, transportation, and process industries.

On October 1, 2008, we acquired MPC in a transaction valued at approximately $383 million. MPC is a privately-held company headquartered in Skokie, Illinois. MPC’s products include high performance motors and sensors, analog and digital control electronics, rotary and linear actuation systems, and flight deck and fly-by-wire systems. MPC’s products are used in both commercial and military aerospace programs. MPC’s customer list includes airframers such as Boeing and Airbus, as well as tier-one suppliers, such as Raytheon and Honeywell. MPC will form our fourth business segment, Airframe Systems. This segment allows us to focus on the airframe applications of both MPC’s and Woodward’s technologies and products. We are also evaluating opportunities to leverage MPC’s competencies into our traditional market niches. Additional information about Airframe Systems and the acquisition is included in Note 22 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.

Our sales have increased at an annual rate of 15% from fiscal 2004 to fiscal 2008. Our earnings have increased at an annual rate of 40% from fiscal 2004 to fiscal 2008. In 2008, we achieved record sales of $1.26 billion and our net earnings were $121.9 million. Our markets showed continued strength through fiscal 2008 and we were well positioned to capture the opportunities presented in each of our segments.

We took advantage of two continuing trends in our markets — the increasing global need for both energy efficiency and emissions reductions, where our products meet customer expectations by providing superior performance. At September 30, 2008, our total assets were approximately $927.0 million, including $109.9 million in cash, and our total debt was approximately $48.9 million. As discussed in Note 22 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data,” an aggregate $400.0 million of additional debt was issued on October 1, 2008 and October 30, 2008, a substantial portion of which was used to finance the MPC acquisition. We are well positioned to fund expanded research and development and to explore other investment opportunities consistent with our focused strategies.

In the sections that follow, we are providing information to help you better understand our critical accounting estimates and market risks, our results of operations and financial condition, and the effects of recent accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. (“U.S.GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting positions described below are significantly affected by critical accounting estimates. Such accounting positions require significant judgments, assumptions, and estimates to be used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors, and the audit committee has reviewed our disclosures to it in this Management’s Discussion and Analysis.

Inventory

Inventories are valued at the lower of cost or market, with cost being determined on a first-in, first-out basis. Customer-specific information and contractual terms are considered when evaluating lower of cost or market considerations. The carrying value of inventory as of September 30, 2008 was $208.3 million. If economic conditions or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary. We attempt to maintain inventory quantities to levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Post-retirement benefits

The Company provides various benefits to certain employees through defined benefit plans and retirement healthcare benefit plans. For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions, including anticipated discount rates, rates of compensation increases, long-term return on defined benefit plan investments, and anticipated healthcare cost increases. Changes in net periodic expense may occur in the future due to changes in these assumptions.

Estimates of the value of post-retirement benefit obligations, and related net periodic benefits expense, are dependent on actuarial assumptions including future interest rates, compensation rates, healthcare cost trends, and returns on defined benefit plan investments. Variances from our year end estimates for these variables could materially affect our recognized post-retirement benefit obligation liabilities. On a near-term basis, such changes are unlikely to have a material impact on reported earnings, since such adjustments are recorded to other comprehensive income and recognized into expense over a number of years. Significant changes in estimates could, however, materially affect the carrying amounts of projected benefit obligation liabilities, which could affect loan covenant compliance and future borrowing capacity. As of September 30, 2008, the projected benefit obligation of all of our post-retirement benefit plans was $101.1 million. In light of recent global economic instability, management considers the likelihood that such assumptions may change significantly in future periods to be greater than in recent years.

Reviews for impairment of goodwill

At September 30, 2008, we had $139.6 million of goodwill, or 15% of total assets. We test goodwill for impairment at least annually, during the second quarter, and whenever events occur or circumstances change that indicate there may be an impairment. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant reporting unit.

We test goodwill for impairment at the reporting unit level. Our reporting units are our operating segments. Testing goodwill for impairment requires us to determine the amount of goodwill associated with reporting units, estimate fair values of those reporting units, and determine their carrying values. These processes are subjective and require significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates, allocations of commonly shared assets, and estimates of weighted-average cost of capital used to discount future cash flows. Changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.

Our impairment analysis is partially dependent upon future cash flow projections for our operating segments, discounted at appropriate interest rates. If future sales are significantly impacted by changes in the overall economy, negatively affecting future cash flows, or if interest rates change significantly from current levels, then the impairment assessment could be effected, which could materially impact our results of operations and financial position. Management believes that changes in future cash flows and/or interest rates of significant magnitude to result in a future impairment charge against goodwill recorded as of September 30, 2008 are unlikely.

Income taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of September 30, 2008, unrecognized net tax benefits for which recognition has been deferred following the guidance of FIN 48 was $22.6 million.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. As of September 30, 2008, our valuation allowance was $0.1 million.

Our effective tax rates differ from the statutory rate primarily due to the tax impact of foreign operations, adjustments of valuation allowances, research tax credits, state taxes, and tax audit settlements.

Our provision for income taxes is subject to volatility and could be affected by the following: earnings that are different than anticipated in countries which have lower or higher tax rates; changes in the valuation of our deferred tax assets and liabilities; transfer pricing adjustments; tax effects of stock-based compensation; costs or benefits related to intercompany restructurings; or changes in tax laws, regulations, and accounting principles, including accounting for uncertain tax positions, or interpretations thereof. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

There can be no assurance that the outcomes from these examinations will not have an effect on our operating results and financial condition.

RESULTS OF OPERATIONS

Sales

The following table presents the breakdown of consolidated net external sales by segment (in thousands):

Year Ended September 30,	2008		2007		2006

Segment net sales
Turbine Systems	$595,774	47%	$523,842	50%	$458,923	54%
Engine Systems	499,318	40	455,200	44	430,448	50
Electrical Power Systems	289,294	23	181,366	17	76,186	9

Total segment net sales	1,384,386	110	1,160,408	111	965,557	113
Less intersegment net sales
Turbine Systems	(18,470)	(2)	(21,285)	(2)	(20,197)	(2)
Engine Systems	(41,141)	(3)	(41,124)	(4)	(39,829)	(5)
Electrical Power Systems	(66,571)	(5)	(55,662)	(5)	(51,016)	(6)

Consolidated net external sales	$1,258,204	100%	$1,042,337	100%	$854,515	100%

Intersegment sales primarily reflect contract-manufacturing activity across business segments. Turbine Systems and Engine Systems sell electronic controls manufactured by Electrical Power Systems as part of their system offerings. These intersegment activities have been increasing as a result of our Turbine and Engine Systems’ segments growing their respective external sales.

2008 Compared to 2007

Consolidated net external sales increased 21% from fiscal 2007 to fiscal 2008. The increase was attributable to the following (in thousands):

• Consolidated net external sales for year ended September 30, 2007	$1,042,337
• Turbine Systems volume changes	58,688
• Engine Systems volume changes	19,743
• Electrical Power Systems volume changes	76,856
• Price changes	13,613
• Foreign currency translation	46,967

• Consolidated net external sales for year ended September 30, 2008	$1,258,204

Turbine Systems’ sales volume changes:  Turbine Systems’ sales performance reflected generally strong demand for our OEM offerings in the industrial and aerospace turbine markets, including our recently introduced control systems for business jets and power generation OEM and the government for military applications. This mix of aerospace growth was consistent with our expectations and reflects the high volume of orders for new aircraft with engines containing increased Woodward content.

Engine Systems’ sales volume changes:  The primary drivers of the growth in sales volume for Engine Systems are increased production in the marine and alternative fuel markets as well as growth in demand in the power and process markets. Engine Systems’ sales were boosted by demand for our control systems for large, natural gas-powered on-highway vehicles, and our offerings in the marine market.

Electrical Power Systems’ sales volume changes:  Demand in both the power generation and distribution and wind inverter turbine markets continues to drive growth in sales of Electrical Power Systems. The growth in wind turbine inverter demand has been strong. The increase in Electrical Power Systems’ intercompany sales is the result of higher external sales in Turbines Systems and Engine Systems of products that incorporate electronic controls manufactured by Electrical Power Systems.

Price changes:  Selling price increases were across most products in Turbine Systems and Engine Systems impacting spares and components used in the aerospace aftermarket. These selling price changes were in response prevailing market conditions as prices fluctuated for commodities used to produce mechanical, electrical, or electromagnetic components.

Foreign currency translation:  Our worldwide sales activities are primarily denominated in U.S. dollar (“USD”), European Monetary Unit Euro (the “Euro”), and Great Britain pound (“GBP”). As these currencies fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. During fiscal 2008, approximately 22% of the increase in net external sales was due to changes in the foreign currency exchange rates.

2007 Compared to 2006

Consolidated net external sales increased 22% from fiscal 2006 to fiscal 2007. The increase was attributable to the following (in thousands):

• Consolidated net external sales for year ended September 30, 2006	$854,515
• Turbine Systems volume changes	54,687
• Engine Systems volume changes	9,018
• Electrical Power Systems volume changes	5,082
• Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (“SEG”) related revenue	92,776
• Price changes	11,327
• Foreign currency translation	14,932

• Consolidated net external sales for year ended September 30, 2007	$1,042,337

Turbine Systems’ sales volume changes:  Turbine Systems’ improvement reflects the favorable trends in all segments of aerospace business. We saw strong growth in the business and regional aviation markets with order backlogs and deliveries significantly higher than 2006 levels. Overall fleet growth and increased utilization resulted in strong demand for repair and related aftermarket service. Our significant development efforts on the GEnx fuel system for the Boeing Dreamliner, the GP7200 fuel system components for the A380 and the PW600 control system for the Mustang and the Eclipse were making the transition from research to production. We saw a trend toward higher revenue passenger miles incurred by commercial airlines and cargo growth, which drove aircraft usage and had a positive effect on our aftermarket sales. We estimate approximately 40% of Turbine Systems’ sales were aftermarket for fiscal 2007 and fiscal 2006.

Engine Systems’ sales volume changes:  Demand for power generation, such as large gas and diesel engines, grew with the significant increase in global demand for electricity, particularly in distributed power applications. Growing infrastructure needs in India, China and the rest of Asia played a key role in this growth. Within the transportation market, the marine segment was robust.

Electrical Power Systems’ sales volume changes:  As part of our channel development, we gained new customers in the power generation and distribution market. Electrical Power Systems’ sales growth of 60% for the year consisted of 55% organic growth and 5% inorganic.

Price changes:  Price changes were made primarily in response to material cost increases in Turbine Systems and Engine Systems. The material cost increases were related to price fluctuations of commodities from which mechanical, electronic, or electromagnetic components are produced.

SEG related revenue:  On October 31, 2006, we acquired 100% of the stock of SEG. The acquisition provided us with technologies and products that complemented our power generation system solutions. The results of SEG’s operations were included in fiscal 2007 net sales from the beginning of November 2006.

Costs and Expenses

The following table presents costs and expenses (in thousands):

		% of		% of		% of
		Net		Net		Net
Year Ended September 30,	2008	Sales	2007	Sales	2006	Sales

Net Sales	$1,258,204	100.0%	$1,042,337	100.0%	$854,515	100.0%

Cost of goods sold	$882,996	70.2%	$728,820	69.9%	$612,263	71.6%
Selling, general, and administrative expenses	115,399	9.2	111,297	10.7	92,013	10.8
Research and development costs	73,414	5.8	65,294	6.3	59,861	7.0
Amortization of intangible assets	6,830	0.5	7,496	0.7	6,953	0.8
Interest and other income	(6,805)	(0.5)	(7,790)	(0.8)	(6,995)	(0.8)
Interest and other expenses	4,460	0.3	5,232	0.5	5,923	0.7

Consolidated costs and expenses	$1,076,294	85.5%	$910,349	87.3%	$770,018	90.1%

2008 Compared to 2007

Cost of goods sold increased 21% attributable to the following (in thousands):

• Cost of goods sold for the year ended September 30, 2007	$728,820
• Increase in sales volume	96,314
• Foreign currency translation	32,393
• Changes in product mix	13,628
• Increased non-volume related freight and product expediting costs	4,809
• Other	7,032

• Cost of goods sold for the year ended September 30, 2008	$882,996

Gross margins were approximately flat at 29.8% for the year ended September 30, 2008 compared to 30.1% for the year ended September 30, 2007. The small decrease in gross margins reflects a change in product mix and increased operating costs associated with productivity enhancements and supply chain constraints.

Our foreign locations purchase goods primarily in Euro and GBP. The change in the foreign currency exchange rates to USD resulted in increased costs during fiscal 2008 as compared to fiscal 2007.

Selling, general, and administrative expenses increased 4%, attributable to the following (in thousands):

• SG&A for the year ended September 30, 2007	$111,297
• Accruals for legal and arbitration matters	(4,429)
• Variable compensation	2,070
• Stock-based compensation expense	628
• Foreign currency translation	4,205
• Other	1,628

• SG&A for the year ended September 30, 2008	$115,399

We accrue for individual legal matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

Selling, general, and administrative expenses increased primarily from increases in foreign currency translation rates, increased variable compensation, and costs incurred to open new locations, partially offset by a reduction in costs related to legal and arbitration matters. Selling, general, and administrative expenses decreased as a percent of sales year-to-year from 10.7% in fiscal 2007 to 9.2% in fiscal 2008.

Research and development costs increased 12%, attributable to the following (in thousands):

• Research and development for the year ended September 30, 2007	$65,294
• Turbine Systems development activities	2,401
• Engine Systems development activities	2,828
• Electrical Power Systems development activities	2,891

• Research and development for the year ended September 30, 2008	$73,414

Research and development costs increased in the year ended September 30, 2008, as compared to the year ended September 30, 2007, reflecting higher levels of development activity. Research and development costs decreased as a percent of sales year-to-year from 6.3% in fiscal 2007 to 5.8% in fiscal 2008.

In the Turbine Systems segment, we continue to work closely with our customers early in their technology development and preliminary design stages. We help our customers by investing in research and technology development programs that improve fuel efficiency, reduce emissions, and lower total cost of ownership, benefiting both operators and the general public. The result of recent investments can be seen in our integrated fuel system selected by GE Aviation for their GEnx turbofan engine, powering the Boeing 787 Dreamliner and Boeing 747-8 airliner, and the fuel and combustion components we supply for the Pratt & Whitney F135 and GE Rolls-Royce F136 engines powering the Lockheed-Martin Joint Strike Fighter. We are also developing components for the T700-GE-701D engine that will be used for the upgrades to the Sikorsky Black Hawk and Boeing Apache helicopters, components for the Pratt & Whitney 600 family, the Pratt & Whitney geared turbofan for both the Mitsubishi Regional Jet and the Bombardier CSeries, and the CF34-10 and SAM146 turbo engine programs to be used for global regional jets in the Chinese and Russian markets, among others. Within the industrial markets, Woodward fuel systems, controls, and combustion systems are used on the world’s most advanced industrial gas turbine power plants, oil and gas production facilities, and military marine applications. Most recently, we have expanded our collaboration with key customers by signing joint technology demonstration or production contracts with GE Aviation and Pratt & Whitney for their next generation of commercial aircraft engines and with GE Energy and Pratt & Whitney Power Systems for their next generation of industrial gas turbine applications.

Engine Systems continues to develop components and integrated systems that allow our customers to meet developed countries’ future emissions regulations, ever increasing fuel efficiency demands, and support the growing infrastructure needs in India, China, and the rest of Asia. Development projects include components for our market leading Compressed Natural Gas (CNG) systems for buses and trucks, next generation injectors and pumps for diesel fuel systems used in shipping, construction equipment, and power generation markets, a new line of steam turbine control products, and control systems for the new and growing diesel particulate filter market.

Electrical Power Systems is developing a new grid connected inverter platform that enables large scale wind turbine power integration and also supports local grid codes for High/Low Voltage Ride Through, as well as electrical protection and metering devices that provide safe and more reliable electrical power distribution to commercial and industrial users and utilities in a networked environment. In addition, we continue to develop products for Distributed Energy Resource integration based on our latest power generation controls platform.

2007 Compared to 2006

Cost of goods sold increased 19%, attributable to the following (in thousands):

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

Selling, general, and administrative expenses increased 21%, attributable to the following (in thousands):

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

Research and development costs increased 9%, attributable to the following (in thousands):

• Research and development for the year ended September 30, 2006	$59,861
• Turbine Systems development activities	(170)
• Engine Systems development activities	1,544
• Electrical Power Systems development activities	(841)
• SEG development projects	4,900

• Research and development for the year ended September 30, 2007	$65,294

During fiscal year 2007, we made considerable progress on a new diesel pump in Engine Systems, which will power next generation engines being released into the market in the near future. This pump will sustain higher pressures, temperatures, and speeds than previous models. The SEG acquisition, which is included in the Electrical Power Systems segment, added development activities related to power protection and wind inverter technologies.

Earnings

Year Ended September 30,	2008	2007	2006
	(In thousands)

Turbine Systems	$116,196	$87,353	$67,584
Engine Systems	56,471	56,984	40,829
Electrical Power Systems	42,303	20,294	4,475

Total segment earnings	214,970	164,631	112,888
Nonsegment expense	(31,346)	(31,720)	(26,052)
Interest expense and income, net	(1,714)	(923)	(2,339)

Consolidated earnings before income taxes	181,910	131,988	84,497
Income tax expense	(60,030)	(33,831)	(14,597)

Consolidated net earnings	$121,880	$98,157	$69,900

2008 Compared to 2007

Turbine Systems segment earnings increased 33%, attributable to the following (in thousands):

• Earnings for the year ended September 30, 2007	$87,353
• Volume changes	18,661
• Selling price changes	8,726
• Sales mix	(5,993)
• Foreign exchange rate changes	731
• Other, net	6,718

• Earnings for the year ended September 30, 2008	$116,196

The earnings increase in Turbine Systems was principally the result of leverage on modest increases in sales volume over last year, and reflects a stronger mix of OEM aerospace products compared to recent quarters. Sales volume increased due to higher demand for OEM, military, commercial aftermarket, and industrial turbine products. Selling price increases primarily affected spares and components used in the aerospace aftermarket. Turbine Systems also experienced an unfavorable product mix compared to the prior year which negatively impacted earnings, due to greater growth of OEM sales relative to aftermarket sales. Recent program wins and stronger market conditions for our OEM customers have resulted in faster growth to OEMs as compared to our aftermarket customers. Our aftermarket pricing catalog is in GBP while much of our costs are in USD. Earnings increased 1% as a result of changes in GBP during fiscal 2008.

Engine Systems segment earnings decreased 1%, attributable to the following (in thousands):

• Earnings for the year ended September 30, 2007	$56,984
• Volume changes	9,240
• Selling price changes	3,391
• Sales mix	(5,525)
• Foreign exchange rate changes	562
• Increased non-volume related freight and product expediting costs	(4,809)
• Other, net	(3,372)

• Earnings for the year ended September 30, 2008	$56,471

Sales volume increases were primarily in the power generation and marine markets. Selling price increases were across most products to offset increased material costs. Engine Systems also experienced an unfavorable sales mix compared to the prior year. Engine Systems sells, manufactures and purchases product in several foreign currencies including USD, Euro, CNY, Yen, and GBP. The percentage of sales in a particular foreign currency may be significantly different from the percentage of costs incurred in that currency. As a result of Engine Systems’ significant international footprint, changes in foreign currency can have a large impact on its earnings. During fiscal 2008, the changes in foreign currency rates resulted in a 1% net increase in earnings.

The increased freight costs were the result of increased expediting costs associated with supply chain constraints, product line moves, and fuel surcharges related to increased global fuel costs. Global fuel costs have declined significantly since September 30, 2008. Future volatility in fuel costs may impact future earnings results.

Electrical Power Systems segment earnings increased 108%, attributable to the following (in thousands):

Earnings for the year ended September 30, 2007	$20,294
• Volume changes	19,118
• Selling price changes	1,496
• Sales mix	(2,110)
• Foreign exchange rate changes	5,883
• Other, net	(2,378)

• Earnings for the year ended September 30, 2008	$42,303

The improvement in earnings reflects the integration of our acquisition in October 2006 of SEG. Sales volume is higher due to inverter products sold into wind power applications. A change in sales mix and changes in the external market put pressure on margins. Foreign currency translation earnings increased primarily as a result of the change in the Euro against the USD during fiscal 2008. A significant portion of Electrical Power Systems’ sales and many costs are transacted in Euro which is then translated into USD for financial statement purposes. Also, a significant portion of Electrical Power Systems’ product costs are incurred in USD which contributed to increased margins on sales denominated in Euros. During fiscal 2008, the favorable changes in the euro resulted in a 29% net increase in earnings.

Nonsegment expenses decreased 1% in 2008 as compared to 2007, attributable to the following (in thousands):

Nonsegment expenses for the year ended September 30, 2007	$31,720
• Accruals for a legal matters and arbitration	(4,376)
• Stock-based compensation expense	739
• Other	3,263

• Nonsegment expenses for the year ended September 30, 2008	$31,346

Among the other factors affecting nonsegment expenses are normal variations in legal and other professional services. We accrue for individual legal matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. For more information about contingencies, see Note 18 to the Consolidated Financial Statements in “Item 8, Financial Statements and Supplementary Financial Data.”

Income taxes were provided at an effective rate on earnings before income taxes of 33.0% in fiscal 2008 compared to 25.6% in fiscal 2007. The change in the effective tax rate was attributable to the following (as a percent of earnings before income taxes):

• Effective tax rate for the year ended September 30, 2007	25.6%
• Adjustments of the beginning-of-year balance of valuation allowances for deferred tax assets	(1.5)
• Change in estimates of taxes for previous periods and audit settlements in 2008 as compared to 2007	9.0
• Research credit in 2008 as compared to 2007	2.1
• German tax law changes	(2.3)
• Other changes, net	0.1

• Effective tax rate for the year ended September 30, 2008	33.0%

The fiscal 2008 change in the beginning-of-year valuation allowances reduced income tax expense by $2.7 million. We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in our judgments. In fiscal 2008, additional objective evidence became available regarding earnings in tax jurisdictions that have unexpired net operating loss carryforwards that affected our judgment about the valuation allowance. Income taxes for both fiscal 2008 and fiscal 2007 were affected by changes in estimates of income taxes for previous years. In both years, the changes were primarily related to settlements and resolutions of income tax matters. These changes reduced the effective tax rate for fiscal 2008 by approximately 1.2% and for fiscal 2007 approximately 10.2% of pretax earnings.

The effective tax rate comparison between fiscal 2008 and fiscal 2007 was also affected by the retroactive extension of the tax credit for increasing research activities available in fiscal 2007 but not in fiscal 2008. This credit expired on December 31, 2007. Another retroactive extension was approved in October 2008 that will benefit our effective tax rate in fiscal 2009. Among the other changes in our effective tax rate were the effects of changes in the relative mix of earnings by tax jurisdiction.

2007 Compared to 2006

Turbine Systems segment earnings increased 29%, attributable to the following (in thousands):

• Earnings for the year ended September 30, 2006	$67,584
• Volume changes	15,843
• Selling price changes	6,775
• Variable compensation	(6,421)
• Other, net	3,572

• Earnings for the year ended September 30, 2007	$87,353

Sales volume changes are discussed above as part of the discussion of the changes in net external sales.

Selling price increases primarily affected industrial OEM products and spares and components used in the aerospace aftermarket.

Variable compensation paid to Turbine Systems’ members was higher in 2007 than in 2006, driven by performance-based factors.

Engine Systems segment earnings increased 40%, attributable to the following (in thousands):

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

After flat sales in fiscal 2006, many of Engine Systems’ domestic and international markets began experiencing growth in fiscal 2007. Sales volumes increased and were matched with a modest price increase. Improvements in gross margins were the result of productivity gains and a favorable product shipment mix. Quality improvements reduced warranty and scrap expenses. Other selling, general, and administrative expenses decreased due to reduced currency losses associated with Engine Systems’ non-U.S. locations.

The stronger sales environment, improved margins, and increased profitability resulted in higher performance-based variable compensation expenses in fiscal 2007.

Electrical Power Systems segment earnings increased 353%, attributable to the following (in thousands):

• Earnings for the year ended September 30, 2006	$4,475
• Sales volume	4,769
• Improvements in material costs	2,853
• Acquisition of SEG	13,041
• Variable compensation	(998)
• Research and development costs, excluding SEG	841
• Increase in selling, general and administrative expenses	(1,245)
• Other	(3,442)

• Earnings for the year ended September 30, 2007	$20,294

On October 31, 2006, we acquired 100% of the stock of SEG. SEG had sales of approximately $60.0 million in calendar year 2005. This business adds dimension and range to our core technologies and product portfolio for the power generation market, including protection and comprehensive control systems for power distribution applications, and power inverters for wind turbines — areas we have targeted for growth.

Nonsegment expenses increased 22%, attributable to the following (in thousands):

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

Income taxes were provided at an effective rate on earnings before income taxes of 25.6% in fiscal 2007 compared to 17.3% in 2006. The change in the effective tax rate was attributable to the following (as a percent of earnings before income taxes):

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

The fiscal 2006 change in the beginning-of-year valuation allowances reduced income tax expense by $13.7 million. Exclusive of this item, the effective tax rate for fiscal 2006 was 33.5%. We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in our judgments. In fiscal 2006 and fiscal 2007, additional objective evidence became available regarding earnings in tax jurisdictions that have unexpired net operating loss carryforwards that affected our judgment about the valuation allowance.

Income taxes for both fiscal 2007 and fiscal 2006 were affected by changes in estimates of income taxes for previous years. In 2007, the changes were primarily related to the settlement of income tax audits. These changes reduced the effective tax rate for fiscal 2007 by approximately 10.2% of pretax earnings. In fiscal 2006, the changes were primarily related to the favorable resolution of certain tax matters. These changes reduced the effective tax rate for fiscal 2006 by approximately 1.3% of pretax earnings.

The effective tax rate comparison between fiscal 2007 and fiscal 2006 was also affected by the extension of the tax credit for increasing research activities. This credit expired on December 31, 2005 but was retroactively reinstated in December 2006, and we recognized a benefit to our effective tax rate for fiscal 2007 reflecting the extension.

Among the other changes in our effective tax rate were the effects of changes in the amounts of extraterritorial income exclusion and the effects of changes in the relative mix of earnings by tax jurisdiction.

Outlook

The economy over the last several months has been significantly impacted by financial institution credit crises ultimately impacting the broader credit markets and the financing available to many companies, both in the U.S. and abroad. More significantly to Woodward, at the moment, the rapid weakening of the Euro and the GBP coupled with our continuing growth in Europe is having a pronounced impact on our outlook for 2009.

Preparation for the impacts of market fluctuations has been a strategic objective for a number of years and Woodward is well positioned to maintain liquidity and relative profitability in the event of potential sales declines. We have been investing more broadly both regionally and across our markets to reduce specific risk with respect to any one economy or market. Our focus on energy control and optimization across a wide range of applications and resources mitigates fluctuations in any one area. Further, our products are key components of critical infrastructure projects where government funding may supplement private financing. We are focusing on our core competencies to better serve our customers, driving improvements in the cash conversion cycle, reducing operating costs in many areas, and have locked in favorable long-term financing.

At this time, our order volumes indicate a modest increase in sales volumes in 2009. However, the significant effects of rapidly weakened European currencies may offset this increase and we now anticipate organic sales to be flat to slightly up.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Assets

(In Thousands) at September 30,	2008	2007

Turbine Systems	$371,275	$330,969
Engine Systems	242,350	250,908
Electrical Power Systems	133,928	109,674
Nonsegment assets	179,464	138,216

Consolidated total assets	$927,017	$829,767

Turbine Systems segment assets increased primarily due to increases in accounts receivable and inventory in response to increases in sales volume. In addition, property, plant, and equipment increased due to equipment purchases and the modernization of the segment’s largest manufacturing facility. We plan to begin construction of a state-of-the-art test facility for aircraft engine fuel and control systems in Rockford, Illinois, on which we expect to invest approximately $25.0 million within the next two years.

Engine Systems segment assets decreased primarily due to decreases in accounts receivable, property, plant and equipment, and intangible assets. Accounts receivable decreased as a result of an improvement in the management of accounts receivable. The decreases in property, plant, and equipment and intangible assets were due to normal depreciation and amortization, as well as transfer of certain assets to other segments or nonsegment use. These decreases were offset by an increase in inventory in response to increases in sales volume.

Electrical Power Systems segment assets increased primarily as a result of increases in accounts receivable and inventory in response to increases in sales volume and purchases of property, plant, and equipment.

Nonsegment assets increased primarily because of an increase in cash and cash equivalents related to increases in sales volume offset by the repurchase of common stock. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.

Other Balance Sheet Measures

(In Thousands) at September 30,	2008	2007

Working capital	$369,211	$275,611
Long-term debt, less current portion	33,337	45,150
Other liabilities	67,695	57,404
Stockholders’ equity	629,628	544,431

Working capital (current assets less current liabilities) increased at September 30, 2008 from September 30, 2007 primarily as a result of an increase in sales volume which led to an increase in inventories and accounts receivable, and a decrease in short-term borrowings, partially offset by an increase in accounts payable and accrued liabilities.

As discussed in Note 22 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data,” on October 1, 2008, we completed the acquisition of MPC in a transaction valued at approximately $383.0 million.

On October 6, 2008, we completed the acquisition of the outstanding capital stock of MotoTron and the intellectual property assets owned by its parent company, Brunswick Corporation, that are used in connection with the MotoTron business for approximately $17.0 million.

The October 2008 acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with these acquisitions, were primarily financed with a total of $400.0 million of debt issued on October 1, 2008 and October 30, 2008, as discussed below.

Long-term debt, less current portion decreased as a result of payments made during the period. As of September 30, 2008, we had a revolving line of credit facility with a syndicate of U.S. banks totaling $225.0 million, with an option to increase the amount of the line to $350.0 million. In addition, we have other line of credit facilities, which are generally reviewed annually for renewal, which totaled $19.9 million at both September 30, 2008 and 2007.

Also, we have additional short-term borrowing capabilities tied to net amounts on deposit at certain foreign financial institutions under which $4.0 million had been advanced as of September 30, 2008 and $5.5 million had been advanced as of September 30, 2007. The total amount of borrowings under all facilities was $4.0 million at September 30, 2008 and $5.5 million at September 30, 2007. The weighted-average interest rate for outstanding borrowings under these line of credit facilities, which were at rates significantly lower than those typical in the U.S., was 3.0% September 30, 2008 and 3.8% at September 30, 2007.

Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow ratio, and a maximum consolidated debt to earnings before income taxes, depreciation, and amortization (“EBITDA”) ratio, as defined in the agreements. We were in compliance with all covenants at September 30, 2008.

Term Loan Credit Agreement

As discussed in Note 22 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data,” On October 1, 2008, we entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provides for a $150.0 million unsecured term loan facility, and may be expanded by up to $50.0 million of additional indebtedness from time to time, subject to the our compliance with certain conditions and the lenders’ participation. The Term Loan Credit Agreement generally bears interest at LIBOR plus 1.00% to 2.25%, requires quarterly principal payments of $1,875 beginning in March, 2009, and matures in October 2013.

The Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on our ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell our assets, merge or consolidate with other persons, make capital expenditures, make certain investments, make certain restricted payments and enter into material transactions with affiliates. The Term Loan Credit Agreement contains financial covenants requiring that (a) our ratio of consolidated net debt to EBITDA not exceed 3.5 to 1.0 and (b) we have a minimum consolidated net worth of $400.0 million plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The Term Loan Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the lenders to accelerate the amounts due.

Our obligations under the Term Loan Credit Agreement are guaranteed by Woodward FST, Inc., our wholly owned subsidiary (“Woodward FST”).

A portion of the proceeds from the Term Loan Credit Agreement was used to finance the MPC acquisition.

Note Purchase Agreement

On October 1, 2008, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $250.0 million comprised of (a) $100.0 million aggregate principal amount of Series B Senior Notes due October 1, 2013 (the “Series B Notes”), (b) $50.0 million aggregate principal amount of Series C Senior Notes due October 1, 2015 (the “Series C Notes”) and (c) $100.0 million aggregate principal amount of Series D Senior Notes due October 1, 2018 (the “Series D Notes” and, together with the Series B Notes and Series C Notes, the “Notes”) in a series of private placement transactions. On October 1, 2008, $200.0 million aggregate principal amount of Notes were sold, comprised of $80.0 million aggregate principal amount of the Series B Notes, $40.0 million aggregate principal amount of the Series C Notes and $80.0 million aggregate principal amount of the Series D Notes. In connection with the Note Purchase Agreement entered into on October 1, 2008, we issued an additional $50.0 million aggregate principal amount of Notes with similar maturities and interest rates on October 30, 2008. The Notes issued in the private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

The Series B Notes have a maturity date of October 1, 2013 and generally bear interest at a rate of 5.63% per annum. The Series C Notes have a maturity date of October 1, 2015 and generally bear interest at a rate of 5.92% per annum. The Series D Notes have a maturity date of October 1, 2018 and generally bear interest at a rate of 6.39% per annum. Under certain circumstances, the interest rate on each series of Notes is subject to increase if our leverage ratio of consolidated net debt to consolidated EBITDA increases beyond 3.5 to 1.0. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid. Interest payments commence on April 1, 2009.

Our obligations under the Note Purchase Agreement and the Notes rank equal in right of payment with all of our other unsecured unsubordinated debt, including our outstanding debt under the Term Loan Credit Agreement.

The Note Purchase Agreement contains restrictive covenants customary for such financings, including, among other things, covenants that place limits on our ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell our assets, merge or consolidate with other persons, and enter into material transactions with affiliates. The Note Purchase Agreement also contains events of default customary for such financings, the occurrence of which would permit the Purchasers of the Notes to accelerate the amounts due.

The Note Purchase Agreement contains financial covenants requiring that our (a) ratio of consolidated net debt to consolidated EBITDA not exceed 4.0 to 1.0 during any material acquisition period, or 3.5 to 1.0 at any other time on a rolling four quarter basis, and (b) consolidated net worth at any time equal or exceed $425.0 million plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2008. Additionally, under the Note Purchase Agreement, we may not permit the aggregate amount of priority debt to at any time exceed 20% of our consolidated net worth at the end of the then most recently ended fiscal quarter.

We are permitted at any time, at our option, to prepay all — any part of — the then outstanding principal amount of any series of the Notes at 100% of the principal amount of the series of Notes to be prepaid (but, in the case of partial prepayment, not less than $1.0 million), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable make-whole amount. The make-whole amount is computed by discounting the remaining scheduled payments of interest and principal of the Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Notes being prepaid.

A portion of the proceeds from the issuance of the Notes was used to finance the MPC acquisition.

Commitments and contingencies at September 30, 2008, include various matters arising from the normal course of business. See previous discussion in Item 3. “Legal Proceedings” and Note 18 to the Consolidated Financial Statements in Item 8 — “Financial Statements and Supplementary Data.”

Stockholders’ equity at September 30, 2008, increased 16% over the prior fiscal year. Increases due to net earnings, sales of treasury stock, and income tax benefits from the exercise of stock options by employees during fiscal 2008 were partially offset by cash dividend payments and purchases of treasury stock.

In July 2006, the Board of Directors authorized the repurchase of up to $50.0 million of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period (the “2006 Authorization”). During fiscal year 2007, we purchased $38.6 million of our common stock under the 2006 Authorization. Pursuant to the 2006 Authorization, in August 2007, we entered into an agreement with J.P. Morgan Chase Bank whereby we purchased approximately 989,000 common stock shares in exchange for $31.1 million at an average price of $31.47 per common share. This arrangement with J.P. Morgan Chase Bank completed the stock repurchase program previously authorized in July 2006.

During September 2007, the Board of Directors authorized a new stock repurchase of up to $200.0 million of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in October 2010 (the “2007 Authorization”).

During fiscal 2008, we purchased a total of $31.9 million of our common stock under the 2007 Authorization at an average price of $29.94 per share. A two-for-one stock split was approved by stockholders at the 2007 annual meeting of stockholders on January 23, 2008. This stock split became effective for stockholders at the close of business on February 1, 2008. The effects of the stock split are reflected in the financial statements filed as part of this Form 10-K. In addition, in accordance with stock option plan provisions, the terms of all outstanding stock option awards were proportionately adjusted.

Cash Flows

Year Ended September 30,	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$125,354	$117,718	$80,536
Net cash used in investing activities	(35,909)	(67,048)	(31,015)
Net cash used in financing activities	(48,904)	(66,496)	(51,433)
Effect of exchange rate on changes	(2,343)	3,743	1,033

Net increase (decrease) in cash and cash equivalents	38,198	(12,083)	(879)
Cash and cash equivalents at beginning of the year	71,635	83,718	84,597

Cash and cash equivalents at the end of the year	$109,833	$71,635	$83,718

2008 Compared to 2007

Net cash flows provided by operating activities increased by $7.6 million compared to fiscal 2007, primarily due to an increase in net earnings and collections of income tax refunds, partially offset by an increase in working capital to support our growing business.

Net cash flows used in investing activities decreased by $31.1 million compared to fiscal 2007, primarily as a result of a business acquisition during fiscal 2007.

Capital expenditures increased by $9.1 million in fiscal 2008 compared to fiscal 2007. We are currently planning to begin construction of a state-of-the-art test facility for aircraft engine fuel and control systems in Rockford, Illinois. We expect to invest approximately $25.0 million for this test facility within the next two years, approximately $9.0 million to modernize and upgrade other Rockford facilities, and the balance for various other projects including systems test capability expansions in Colorado and a new facility in Poland. We continue to support our advanced test facilities and core manufacturing process improvements.

Increases in capital expenditures are expected to be funded through cash flows from operations and available revolving lines of credit.

Net cash flows used in financing activities decreased by $17.6 million from fiscal 2007, primarily as a result of reduced repurchases of treasury stock in fiscal 2008 and increases in excess tax benefits from stock compensation compared to fiscal 2007.

Overall, cash and cash equivalents increased by $38.2 million during fiscal 2008 to $109.8 million at year end. We believe cash on hand and available short-term borrowings at year end should continue to provide us with significant liquidity to fund on-going operations. The debt to total capitalization ratio was 7.2% as of September 30, 2008, compared to 10.9% as of September 30, 2007. Share purchases of treasury stock totaled to $39.8 million in fiscal 2008 and $51.0 million in fiscal 2007. The balance remaining at September 30, 2008 on the September 2007 authorization is $168.1 million.

2007 Compared to 2006

Net cash flows provided by operating activities increased by $37.2 million during fiscal 2007 as compared to fiscal 2006 primarily due to an increase in net earnings and deferred income taxes, partially offset by an increase in working capital.

Net cash flows used in investing activities increased by $36.0 million during fiscal 2007 as compared to fiscal 2006 primarily as a result of a business acquisition.

Net cash flows used in financing activities increased by $15.1 million during fiscal 2007 as compared to fiscal 2006 primarily as a result of an increase in the purchase of treasury stock and payments on our borrowing under the revolving lines of credit, partially offset by increased sales of treasury stock. In August 2007, the Company entered into an accelerated stock repurchase agreement. See Note 1 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data” for further discussion.

Off-Balance Sheet Arrangements and Contractual Obligations

Contractual Obligations

A summary of our consolidated contractual obligations and commitments as of September 30, 2008 is as follows:

Year Ending September 30,	2009	2010	2011	2012	2013	Thereafter
	(In thousands)

Long-term debt principal	$11,377	$11,197	$11,064	$10,878	$—	$—
Interest on debt obligations	2,473	1,755	1,047	347	—	—
Operating leases	4,400	3,800	3,100	2,900	2,500	3,100
Rebates	3,000	3,000	1,200	—	—	—
Purchase obligations	132,997	2,222	—	—	—	—
Other	530	—	—	—	—	22,046

Total	$154,777	$21,974	$16,411	$14,125	$2,500	$25,146

Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery, and termination liability.

Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect at the end of fiscal 2008. See Note 11 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data” for further details on our long-term debt.

Rebates reflect contractually required payments to customers, which may be subsequently recovered, and exclude payments of future rebate obligations to customers that will likely be paid in connection with future sales activity.

The other obligations amount represents our best reasonable estimate for uncertain tax positions at this time and may change in future periods, as the timing of the payments and whether such payments will actually be required cannot be reasonable estimated.

The above table does not reflect the following items:

•	Contributions to our retirement pension benefit plans which we estimate will total approximately $2.4 million in 2009. Pension contributions in future years will vary as a result of a number of factors, including actual plan asset returns and interest rates.

•	Contributions to our healthcare benefit plans which we estimate will total $2.8 million in 2009, less the amount of federal subsidies associated with our prescription drug benefits that we receive estimated to be $0.5 million. Retirement healthcare contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of healthcare benefits provided for covered retirees.

Guarantees and letters of credit totaling approximately $8.2 million were outstanding as of September 30, 2008, some of which were secured by cash and cash equivalents at financial institutions or by Woodward line of credit facilities.

As discussed in Note 22 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data,” an aggregate $400.0 million of additional debt was issued on October 1, 2008 and October 30, 2008, a substantial portion of which was used to finance the MPC acquisition. Scheduled future principal payments on the $400.0 million of debt issued in October 2008, and associated interest expense, estimated based on rates in effect at October 31, 2008, are as follows (in thousands):

Year Ending September 30,	Principal	Interest

2009	$5,625	$23,078
2010	7,500	22,949
2011	7,500	22,527
2012	7,500	22,125
2013	7,500	21,682
Thereafter	364,375	37,888

Total	$400,000	150,249

Recently Adopted and Issued But Not Yet Effective Accounting Standards

A.	Accounting changes and recently adopted accounting standards:

Income taxes

FIN 48:  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) which provides guidance on the financial statement recognition, measurement, reporting, and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. For those tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Woodward adopted the provisions of FIN 48 on October 1, 2007, as required. The change in measurement criteria caused Woodward to recognize a decrease in the retained earnings component of stockholders’ equity of $7,702. For additional information, see Note 4, “Income Taxes” to the Consolidated Financial Statements in Item 8 — “Financial Statements and Supplementary Data.”

B.	Issued but not yet effective accounting standards:

SFAS 157:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a Company’s financial assets and liabilities that are measured at fair value. SFAS 157 does not change existing guidance on whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on October 1, 2008, the beginning of fiscal 2009. The adoption is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 157-3 is effective immediately and will apply to us upon adoption of SFAS 157.

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 159 is effective for us in the first quarter of fiscal 2009. We do not plan to apply SFAS 159.

EITF 07-3:  In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities, and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (fiscal 2009 for us). We do not expect the adoption of EITF 07-03 to have a material impact on our consolidated financial statements.

EITF 07-1:  In November 2007, the EITF issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for interim or annual reporting periods beginning after December 15, 2008 (fiscal 2010 for us). We are currently evaluating the impact EITF 07-1 may have on our consolidated financial statements.

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

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51,” (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result, SFAS 160 is effective for us in the first quarter of fiscal 2010. We are currently evaluating the impact SFAS 160 may have on our consolidated financial statements.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010 for us). We are currently assessing the impact that SFAS 161 may have on our consolidated financial statements.

FSP FAS 142-3:  In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for us). We are currently assessing the impact that FSP FAS 142-3 may have on consolidated financial statements.

SFAS 162:  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. The new standard is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently assessing the impact that SFAS 162 may have on our consolidated financial statements.

FSP EITF 03-6-1:  In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Stock-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in stock-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share.” The new FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (fiscal 2010 for us). Early application is not permitted. Our unvested options are not eligible to receive dividends; therefore, FSP EITF 03-06-1 will not have any impact on our consolidated financial statements.

FSP FAS 133-1:  In September 2008, the FASB issued FSP No. FAS 133-1 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 (“FSP FAS 133-1”) and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN No. 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB’s intent about the effective date of SFAS No. 161. This FSP is effective for fiscal years ending after November 15, 2008. We expect to adopt this FSP for periods ending on and after December 31, 2008. We are currently assessing the impact that FSP FAS 133-1 may have on our consolidated financial statements.

Recent Market Events

Current market conditions and economic events have significantly impacted the financial condition, liquidity and outlook for a wide range of companies, including many companies outside the financial services sectors. We have considered the potential impact of such conditions and events as it relates to currently reported financial results of operations and liquidity, including consideration of the possible impact of other than temporary impairment, auction rate securities, and counterparty credit risk and hedge accounting. We do not believe that current market conditions and economic events have significantly impacted our results of operations or current liquidity, nor do we believe that, based on our current investment policies and contractual relationships, we are subject to greater risk from such factors than applies to other companies of similar size and market breadth.

Financing Arrangements

Payments on our senior notes outstanding as of September 30, 2008, totaling $44.5 million, are due from fiscal 2009 through fiscal 2012. Payments on our senior notes issued on October 1 and October 30, 2008 are due in fiscal 2009 through fiscal 2019. Also, we have a $225.0 million line of credit facility that includes an option to increase the amount of the line up to $350.0 million, subject to our compliance with certain conditions and the participation of the lenders that does not expire until October 2012.

As described in Note 22 to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data,” we entered into a Term Loan Credit Agreement on October 1, 2008 that provides for a $150.0 million unsecured term loan facility, and may be expanded by up to $50.0 million of additional indebtedness, subject to our compliance with certain conditions and the participation of the lenders. On October 1, 2008, we also entered into a Note Purchase Agreement relating to our sale of an aggregate principal amount of $250.0 million comprised of (a) $100.0 million aggregate principal amount of Series B Notes due October 1, 2013, (b) $50.0 million aggregate principal amount of Series C Notes due October 1, 2015 and (c) $100.0 million aggregate principal amount of Series D Notes due October 1, 2018. On October 1, 2008, $200.0 million aggregate principal amount of Notes were sold, comprised of $80.0 million aggregate principal amount of the Series B Notes, $40.0 million aggregate principal amount of the Series C Notes, and $80.0 million aggregate principal amount of the Series D Notes. On October 30, 2008, we issued an additional $50.0 million aggregate principal amount of Notes with similar maturities and interest rates.

It is possible that business acquisitions could be made in the future that would require amendments to existing debt agreements and the need to obtain additional financing.

Outlook

The economy over the last several months has been buffeted with financial institution credit crises ultimately impacting the broader credit markets and the financing available to many companies, both in the U.S. and abroad. Preparation for the impacts of market fluctuations has been a strategic objective for a number of years and Woodward is better positioned at this time to maintain liquidity and relative profitability in the face of potential sales declines than in the past. Future cash flows from operations and available revolving lines of credit are expected to be adequate to meet our cash requirements over the next twelve months.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Risk Management

In the normal course of business, we have exposures to interest rate risk from our long-term debt, foreign exchange rate risk related to our foreign operations, and foreign currency transactions. We are also exposed to various market risks that arise from transactions entered into in the normal course of business related to items such as the cost of raw materials and changes in inflation. Certain contractual relationships with customers and vendors mitigate risks from changes in raw material costs and currency exchange rate changes that arise from normal purchasing and normal sales activities.

Interest Rate Exposure

Derivative instruments utilized by us are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. To manage interest rate risk related to the $400 million of long-term debt issued in October 2008, we used a treasury lock which locked in interest rates on future debt. The treasury lock agreement was designated as a cash flow hedge against interest rate risk on a portion of the debt issued in October 2008.

A portion of our long-term debt is sensitive to changes in interest rates. We monitor trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate debt agreements, the duration of such agreements, and whether to use hedging strategies. Our primary objective is to minimize our long-term costs of borrowing. At September 30, 2008, our long-term debt consisted of variable and fixed rate agreements. As measured at September 30, 2008, a hypothetical 1% immediate increase in interest rates would reduce the fair value of our long-term debt by approximately $0.8 million.

The actuarial assumptions used to calculate the funding status of our post-retirement benefit plans and future returns on associated plan assets are sensitive to changes in interest rates. The following information illustrates the sensitivity of the net periodic benefit cost and the projected benefit obligation to a change in the discount rate and in the return on benefit plan assets. Amounts relating to foreign plans are translated at the spot rate on September 30, 2008. The sensitivities reflect the impact of changing one assumption at a time and are specific to base conditions at September 30, 2008. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in assumptions are not necessarily linear.

	Increase/(Decrease) in
				2008 Projected	Accumulated Post
			2009 Net Periodic	Service and	Retirement Benefit
Assumption	Change		Benefit Cost	Interest Costs	Obligation
			(In thousands)

Retirement Pension Benefits:
Change in discount rate	1	% increase	$(107)	$(122)	$(3,680)
	1	% decrease	114	330	4,693
Retirement Healthcare Benefits:
Change in discount rate	1	% increase	N/A	N/A	(3,162)
	1	% decrease	N/A	N/A	3,705
Change in healthcare cost trend rate	1	% increase	3,939	275	N/A
	1	% decrease	(3,411)	(240)	N/A

Foreign Currency Exposure

We are impacted by changes in foreign currency rates through sales and purchasing transactions when we sell product in functional currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of our worldwide facilities primarily include the USD, the Euro, and the GBP. Our purchasing and sales activities are primarily denominated in the USD, the Euro, and the GBP. We may be impacted by changes in the relative buying power of our customers, which may impact sales volumes either positively or negatively. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency risk on sales, purchasing transactions, and labor.

Our reported financial results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency rates. The assets and liabilities of substantially all of our subsidiaries outside the U.S. are translated at period end rates of exchange for each reporting period. Earnings and cash flow statements are translated at weighted-average rates of exchange. Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, debt covenants, and overall value of our net assets.

Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens. Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.

We estimate that a 10% increase (or decrease) in the purchasing power of the USD against all other currencies for one year would increase (or decrease) net sales by less than 5%. The impact on pretax earnings would be minimal.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Woodward Governor Company
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheet of Woodward Governor Company and subsidiaries (the “Company”) as of September 30, 2008 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended September 30, 2007 and 2006 were audited by other auditors whose report, dated November 29, 2007, expressed an unqualified opinion on those statements and included an explanatory paragraph concerning a change in accounting for share-based payments effective October 1, 2005 and a change in the manner the Company presented obligations associated with defined benefit pension and other postretirement plans effective September 30, 2007.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woodward Governor Company and subsidiaries as of September 30, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions on October 1, 2007 in accordance with the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited the adjustments to the 2007 and 2006 consolidated financial statements to retrospectively apply the two-for-one stock split as discussed in Note 1 to the consolidated financial statements. Our procedures included (1) comparing the amounts shown in the earnings per share disclosures for 2007 and 2006 to the Company’s underlying accounting analysis, (2) comparing the previously reported shares outstanding and statement of earnings amounts per the Company’s accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the additional shares to give effect to the stock split and testing the mathematical accuracy of the underlying analysis. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2007 and 2006 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 and 2006 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Denver, Colorado
November 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Woodward Governor Company

In our opinion, the consolidated balance sheet as of September 30, 2007 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of two years in the period ended September 30, 2007, before the effects of the adjustments to retrospectively reflect the two-for-one stock split described in Note 1B, present fairly, in all material respects, the financial position of Woodward Governor Company and its subsidiaries at September 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America (the 2007 financial statements before the effects of the adjustments discussed in Note 1B are not presented herein). In addition, in our opinion, the financial statement schedule for the each of the two years in the period ended September 30, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the two-for-one stock split described in Note 1B and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied. Those adjustments were audited by other auditors.

PricewaterhouseCoopers LLP

Chicago, Illinois
November 29, 2007

Consolidated Statements of Earnings	WOODWARD GOVERNOR COMPANY

	Year Ended September 30,
	2008	2007	2006
	(In thousands, except per share amounts)

Net sales	$1,258,204	$1,042,337	$854,515

Costs and expenses:
Cost of goods sold	882,996	728,820	612,263
Selling, general, and administrative expenses	115,399	111,297	92,013
Research and developments costs	73,414	65,294	59,861
Amortization of intangible assets	6,830	7,496	6,953
Interest expense	3,834	4,527	5,089
Interest income	(2,120)	(3,604)	(2,750)
Other income	(4,685)	(4,186)	(4,245)
Other expense	626	705	834

Total costs and expenses	1,076,294	910,349	770,018

Earnings before income taxes	181,910	131,988	84,497
Income taxes	(60,030)	(33,831)	(14,597)

Net earnings	$121,880	$98,157	$69,900

Earnings per share:
Basic	$1.80	$1.43	$1.02
Diluted	$1.75	$1.39	$0.99
Weighted-average common shares outstanding:
Basic	67,564	68,489	68,702
Diluted	69,560	70,487	70,382

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	WOODWARD GOVERNOR COMPANY

	At September 30,
	2008	2007
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$109,833	$71,635
Accounts receivable, less allowance for losses of $1,648 and $1,886, respectively	178,128	152,826
Inventories	208,317	172,500
Income taxes receivable	—	9,461
Deferred income tax assets	25,128	23,754
Other current assets	16,649	8,429

Total current assets	538,055	438,605
Property, plant and equipment, net	168,651	158,998
Goodwill	139,577	141,215
Other intangibles, net	66,106	73,018
Deferred income tax assets	6,208	11,250
Other assets	8,420	6,681

Total assets	$927,017	$829,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,031	$5,496
Current portion of long-term debt	11,560	15,940
Accounts payable	65,427	57,668
Income taxes payable	2,235	—
Accrued liabilities	85,591	83,890

Total current liabilities	168,844	162,994
Long-term debt, less current portion	33,337	45,150
Deferred income tax liabilities	27,513	19,788
Other liabilities	67,695	57,404

Total liabilities	297,389	285,336

Commitments and contingencies (Notes 4, 14, 17, and 18)
Stockholders’ Equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 and 100,000 shares authorized, 72,960 shares issued and outstanding	106	106
Additional paid-in capital	68,520	48,641
Accumulated other comprehensive income	20,319	23,010
Deferred compensation	5,283	4,752
Retained earnings	663,442	565,136

	757,670	641,645
Less: Treasury stock at cost, 5,261 shares and 5,231 shares, respectively	(122,759)	(92,462)
Treasury stock held for deferred compensation, at cost, 404 shares and 430 shares, respectively	(5,283)	(4,752)

Total stockholders’ equity	629,628	544,431

Total liabilities and stockholders’ equity	$927,017	$829,767

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flow	WOODWARD GOVERNOR COMPANY

	Year Ended September 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net earnings	$121,880	$98,157	$69,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,450	32,924	29,017
Post retirement settlement gain	—	(871)	—
Contractual pension termination benefit	—	715	340
Net loss (gain) on sale of property, plant and equipment	1,229	(199)	84
Stock-based compensation	4,588	3,849	2,942
Excess tax benefits from stock-based compensation	(15,355)	(9,787)	(3,305)
Deferred income taxes	10,960	12,473	(13,481)
Reclassification of unrealized gains and losses on derivatives to earnings	204	247	286
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(26,470)	(20,765)	(8,730)
Inventories	(36,661)	(8,592)	1,140
Accounts payable and accrued liabilities	6,078	16,962	(2,514)
Current income taxes	27,089	2,952	9,785
Other	(3,638)	(10,347)	(4,928)

Net cash provided by operating activities	125,354	117,718	80,536

Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(37,516)	(31,984)	(31,713)
Proceeds from sale of property, plant and equipment	1,607	225	698
Business acquisition, net of cash acquired	—	(35,289)	—

Net cash used in investing activities	(35,909)	(67,048)	(31,015)

Cash flows from financing activities:
Cash dividends paid	(15,872)	(14,747)	(13,742)
Proceeds from sales of treasury stock as a result of exercise of stock options	9,440	7,856	4,163
Purchases of treasury stock	(39,801)	(50,952)	(22,306)
Excess tax benefits from stock compensation	15,355	9,788	3,305
Net payments from borrowings under revolving lines of credit	(1,465)	(2,760)	(8,025)
Payments of long-term debt	(16,257)	(15,681)	(14,510)
Proceeds from cash flow hedge	108	—	—
Debt financing costs	(412)	—	—
Other payments	—	—	(318)

Net cash used in financing activities	(48,904)	(66,496)	(51,433)

Effect of exchange rate changes on cash and cash equivalents	(2,343)	3,743	1,033

Net change in cash and cash equivalents	38,198	(12,083)	(879)
Cash and cash equivalents at beginning of period	71,635	83,718	84,597

Cash and cash equivalents at end of period	$109,833	$71,635	$83,718

Supplemental cash flow information:
Interest expense paid	$4,216	$4,870	$5,334
Income taxes paid	33,735	21,169	19,131
Income tax refunds received	13,579	—	—
Non-cash investing activities:
Long-term debt assumed in business acquisition	—	10,319	—
Purchases of property, plant and equipment on account	3,583	—	—
Sales of assets on account	433	—	—

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity	WOODWARD GOVERNOR COMPANY

	Year Ended September 30,
	2008	2007	2006
	(In thousands, except per share amounts)

Common stock:
Beginning and ending balance	$106	$106	$106

Additional paid-in capital:
Beginning balance	$48,641	$31,960	$25,854
(Gain) loss on sales of treasury stock	(628)	1,957	(141)
Tax benefits applicable to exercise of stock options	15,355	9,787	3,305
Stock-based compensation	4,588	3,849	2,942
Deferred compensation transfer	564	1,088	—

Ending balance	$68,520	$48,641	$31,960

Accumulated other comprehensive income:
Beginning balance	$23,010	$12,619	$10,904
Foreign currency translation adjustments, net	(4,071)	10,514	2,525
Reclassification of unrealized losses on derivatives to earnings, net	127	153	177
Proceeds from cash flow hedge, net	67	—	—
Impact of implementing SFAS 158, net	—	(980)	—
Minimum post-retirement benefits liability adjustments, net	1,186	704	(987)

Ending balance	$20,319	$23,010	$12,619

Deferred compensation:
Beginning balance	$4,752	$5,524	$5,402
Deferred compensation invested in the company’s common stock	841	2,006	165
Deferred compensation settled with the company’s common stock	(310)	(2,778)	(43)

Ending balance	$5,283	$4,752	$5,524

Retained earnings:
Beginning balance	$565,136	$481,726	$425,568
Net earnings	121,880	98,157	69,900
Impact of implementing FIN 48	(7,702)	—	—
Cash dividends — $0.235, $0.215 and $0.20 per common share, respectively	(15,872)	(14,747)	(13,742)

Ending balance	$663,442	$565,136	$481,726

Treasury stock:
Beginning balance	$92,462	$47,722	$29,963
Purchases of treasury stock	39,801	50,952	22,820
Sales of treasury stock	(9,323)	(5,900)	(5,061)
Deferred compensation transfer	(181)	(312)	—

Ending balance	$122,759	$92,462	$47,722

Treasury stock held for deferred compensation:
Beginning balance	$4,752	$5,524	$5,402
Deferred compensation transfer	745	1,875	—
Stock distributions	(310)	(2,778)	(43)
Automatic dividend reinvestment	96	131	165

Ending balance	$5,283	$4,752	$5,524

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity — (Continued)	WOODWARD GOVERNOR COMPANY

	Year Ended September 30,
	2008	2007	2006
	(In thousands, except per share amounts)

Total stockholders’ equity:
Beginning balance	$544,431	$478,689	$432,469
Effect of changes among components of stockholders’ equity
Additional paid-in capital	19,879	16,681	6,106
Accumulated other comprehensive earnings	(2,691)	10,391	1,715
Deferred compensation	531	772	122
Retained earnings	98,306	83,410	56,158
Treasury stock	(30,297)	(44,740)	(17,759)
Treasury stock held for deferred compensation	(531)	(772)	(122)

Total effect of changes among components of stockholders’ equity	85,197	65,742	46,220

Ending balance	$629,628	$544,431	$478,689

Total comprehensive earnings:
Net earnings	$121,880	$98,157	$69,900
Other comprehensive earnings:
Foreign currency translation adjustments, net	(4,071)	10,514	2,525
Reclassification of unrealized losses on derivatives to earnings, net	127	153	177
Gain on cash flow hedge, net	67	—	—
Post-retirement benefit adjustments, net	1,186	704	(987)

Total other comprehensive earnings	(2,691)	11,371	1,715

Total comprehensive earnings	$119,189	$109,528	$71,615

Common stock, number of shares:
Beginning and ending balance	72,960	72,960	72,960

Treasury stock, number of shares:
Beginning balance	5,231	4,852	4,308
Purchases of treasury stock	1,384	1,680	1,440
Sales of treasury stock	(1,330)	(1,233)	(896)
Deferred compensation transfer	(24)	(68)	—

Ending balance	5,261	5,231	4,852

Treasury stock held for deferred compensation, number of shares:
Beginning balance	430	830	828
Deferred compensation transfer	24	68	—
Stock distributions	(53)	(474)	(8)
Automatic dividend reinvestment	3	6	10

Ending balance	404	430	830

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements
(amounts in thousands, except per share)

Note 1.	Operations and summary of significant accounting policies

A.	Nature of operations

Woodward Governor Company (“Woodward” or the “Company”) is an independent designer, manufacturer, and service provider of energy control and optimization solutions for commercial and military aircraft, turbines, reciprocating engines, and electrical power system equipment. Woodward’s innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable, and more cost-effective equipment. Leading original equipment manufacturers use Woodward’s products and services in aerospace, power and process industries, and transportation.

Woodward was established in 1870 and incorporated in 1902. Woodward serves global markets and is headquartered in Fort Collins, Colorado. Woodward’s principal plants are located in the U.S., China, Germany, and Poland. The Company operates other facilities in Brazil, India, Japan, the Netherlands, and the United Kingdom, which are used primarily for sales and service activities.

During fiscal years 2008, 2007, and 2006, Woodward operated in the following three business segments:

•	Turbine Systems is focused on developing and manufacturing systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Engine Systems is focused on developing and manufacturing systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which includes power generation, transportation, and process industries.

•	Electrical Power Systems is focused on developing and manufacturing systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which includes power generation, power distribution, transportation, and process industries.

B.	Summary of significant accounting policies

Principles of consolidation:  The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of Woodward and its majority-owned subsidiaries. Transactions within and between these companies are eliminated. Results of joint ventures in which Woodward does not have a controlling financial interest are included in the financial statements using the equity method of accounting.

Stock-split:  A two-for-one stock split was approved by stockholders at the 2007 annual meeting of stockholders on January 23, 2008. The stock split became effective for stockholders at the close of business on February 1, 2008. The number of shares and per share amounts reported in the Consolidated Financial Statements has been updated from amounts reported prior to February 1, 2008, to reflect the effects of the split. In addition, in accordance with stock option plan provisions, the terms of all outstanding stock option awards were proportionally adjusted.

Use of estimates:  The preparation of financial statements prepared in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses recognized during the reporting period. Actual results could differ materially from Woodward’s estimates.

Reclassifications:  Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Foreign currency:  The assets and liabilities of substantially all subsidiaries outside the U.S. are translated at year-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings as a separate component of stockholders’ equity and are presented net of tax effects in the Consolidated Statements of Stockholders’ Equity. The effects of changes in exchange rates on loans between consolidated subsidiaries that are not expected to be repaid in the foreseeable future are also accumulated with other comprehensive earnings.

The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies. Selling, general, and administrative expenses include net foreign currency transaction losses of $1,454 in 2008, $249 in 2007 and $903 in 2006.

Revenue recognition:  The provisions of Staff Accounting Bulletin No. 104 and all other related interpretations have been applied. Sales are generally recognized when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectability from the customer is reasonably assured. Revenue from sales arrangements with multiple deliverables are recognized when there is pervasive evidence of a sales arrangement for each individual deliverable.

Product delivery is generally considered to have occurred when the customer has taken title and assumed the risks and rewards of ownership of the products. In countries whose laws provide for retention of some form of title by sellers enabling recovery of goods in the event of customer default on payment, product delivery is considered to have occurred when the customer has assumed the risks and rewards of ownership of the products. Most of the sales are made directly to customers that use Woodward products, although products are also sold to distributors, dealers, and independent service facilities. Sales terms for distributors, dealers, and independent service facilities are substantially similar to Woodward’s sales terms for direct customers.

Customer Rebates:  Woodward sometimes agrees to make rebate payments to customers related to anticipated sales activity. Payments made to customers are accounted for as a reduction of revenue unless they are made in exchange for identifiable goods or services with fair values that can be reasonably estimated. These reductions in revenues are recognized immediately to the extent that the payments cannot be attributed to anticipated future sales, and are recognized in future periods to the extent that the payments relate to future sales, based on the specific facts and circumstances underlying each payment. Payments that are probable and can be reasonably estimated are accrued at expected rates based on anticipated sale activity.

Stock-based compensation:  The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to stock-based payment awards made to employees and directors be recognized in the financial statements have been applied. Non-qualified stock option awards are issued under Woodward’s stock-based compensation plans. The cost for such awards is measured at the grant date based on the fair value of the award. Historical company information is the primary basis for selection of the expected term, expected volatility, and expected dividend yield assumptions used to estimate the fair value of the options on the date of grant.

The portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, which is generally the vesting period of the awards.

SFAS 123R requires forfeitures to be estimated at the time of the grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on Woodward’s historical rates of forfeitures and is updated periodically.

Research and development costs:  Expenditures related to new product development activities are expensed when incurred and are separately reported in the Consolidated Statements of Earnings.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Income taxes:  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Woodward’s assets and liabilities. Woodward provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the U.S., except for those earnings that it considers to be permanently reinvested.

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

Property, plant, and equipment:  Property, plant, and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets, ranging from five to 40 years for buildings and improvements and three to fifteen years for machinery and equipment. Assets are depreciated using the straight-line method. Assets are tested for recoverability whenever events or circumstances indicate the carrying value may not be recoverable.

Purchase Accounting:  The provisions of SFAS No. 141, “Business Combinations” and related interpretations have been applied. Business combinations are accounted for using the purchase method of accounting. Under the purchase method, assets and liabilities are recorded at their fair values as of the acquisition date, including intangible assets. Acquisition costs in excess of amounts assigned to assets acquired and liabilities assumed are recorded as goodwill.

Goodwill:  Woodward tests goodwill on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consist of comparing the fair value of the reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal 2008, fiscal 2007, or fiscal 2006.

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

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Estimated lives over which intangible assets are amortized, on a straight line basis, at September 30, 2008 were as follows:

Customer relationships	10 - 30 years
Intellectual property	15 years
Process technology	8 - 30 years
Patents	10 - 14 years
Other intangibles	15 years

Deferred compensation:  Deferred compensation obligations will be settled either by delivery of a fixed number of shares of Woodward’s common stock (in accordance with certain eligible members’ irrevocable elections) or in cash. Woodward has contributed shares of its common stock into a trust established for the future settlement of deferred compensation obligations that are payable in shares of Woodward’s common stock. Common stock held by the trust is reflected in the Consolidated Balance Sheet as treasury stock held for deferred compensation and the related deferred compensation obligation is reflected as a separate component of equity in amounts equal to the fair value of the common stock at the dates of contribution. These accounts are not adjusted for subsequent changes in fair value of the common stock. Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the underlying contract and are reflected in the Consolidated Balance Sheet as an accrued liability.

Investments:  Woodward holds marketable equity securities related to its deferred compensation program. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with realized gains and losses recognized in earnings. The trading securities are included in “Other current assets.” The associated obligation to provide benefits is included in “Other liabilities.”

Derivatives:  The Company is exposed to various market risks that arise from transactions entered into in the normal course of business. The Company utilizes derivative instruments such as treasury lock agreements to lock in fixed rates on future debt issuances that qualify as cash flow or fair value hedges to mitigate the risk of variability in cash flows related to future interest payments attributable to changes in the designated benchmark rate. The Company complies with SFAS Nos. 133, 137, 138 and 149 (collectively “SFAS 133”) pertaining to the accounting for these derivatives and hedging activities which require all such interest rate hedge instruments to be recorded on the balance sheet at fair value. Cash flows related to the instrument designated as a qualifying hedge are reflected in the accompanying Consolidated Statements of Cash Flows in the same categories as the cash flows from the items being hedged. Accordingly, cash flows relating to the settlement of interest rate derivatives hedging the forecasted issuance of debt have been reflected upon settlement as a component of financing cash flows. The resulting gain or loss from such settlement is deferred to other comprehensive income and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged and is therefore reflected as a component of operating cash flows in periods subsequent to settlement. The periodic settlement of interest rate derivatives hedging outstanding variable rate debt is recorded as an adjustment to interest expense and is therefore reflected as a component of operating cash flows.

Post-retirement benefits:  The Company provides various benefits to certain employees through defined benefit plans and retirement healthcare benefit plans. For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions. Changes in net periodic expense may occur in the future due to changes in these assumptions.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	Year Ended September 30,
	United States			Other Countries
	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	6.5%	6.1%	5.6%	4.7%	4.8%	4.4%
Rate of compensation increase	N/A	N/A	4.5	3.7	3.8	3.4
Weighted-average assumptions used to determine net periodic benefit cost for years ended September 30:
Discount rate	6.1	5.6	5.3	5.7	4.4	4.1
Rate of compensation increase	N/A	N/A	4.5	3.7	3.8	3.2
Long-term rate of return on plan assets	7.5	8.0	8.0	5.6	5.8	5.6

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the U.S., Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA- or better by Standard & Poors, which have at least $25.0 million outstanding. In the United Kingdom, Woodward used the AA corporate bond index (applicable for bonds over 15 years) and government bond yields (for bonds over 15 years) to determine a blended rate to use as the benchmark. In Japan, Woodward used AA-rated corporate bond yields (for bonds of 12.5 years) as the benchmark. Woodward’s assumed rates do not differ significantly from any of these benchmarks.

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

The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement healthcare benefits follows:

	Year Ended September 30,
	2008	2007	2006

Weighted-average discount rate assumptions used to determine benefit obligation at September 30	6.5%	6.1%	5.6%
Weighted-average discount rate assumptions used to determine net periodic benefit cost for years ended September 30	6.1%	5.6%	5.3%

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the U.S., Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA- or better by Standard & Poors, which have at least $25.0 million outstanding. In the United Kingdom, Woodward used the AA corporate bond index (applicable for bonds over 15 years) and government bond yields (for bonds over 15 years) to determine a blended rate to use as the benchmark. Woodward’s assumed rates do not differ significantly from any of these benchmarks.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

For retirement healthcare benefits, Woodward assumed net healthcare cost trend rates of 8.0% in 2009, decreasing gradually to 5.0% in 2011, and remaining at 5.0% thereafter. A 1.0% increase in assumed healthcare cost trend rates would have increased the total of the service and interest cost components by approximately $275 and increased the benefit obligation at the end of the year by approximately $3,939 in 2008. Likewise, a 1.0% decrease in the assumed rates would have decreased the total of service and interest cost components by $240 and decreased the benefit obligation by approximately $3,411 in 2008.

Stockholders’ equity:  In July 2006, the Board of Directors authorized the repurchase of up to $50,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period (the “2006 Authorization”). During fiscal 2007, Woodward purchased $38,649 of its common stock under the 2006 Authorization. The 2006 Authorization is closed.

In September 2007, the Board of Directors authorized a new stock repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in October 2010 (the “2007 Authorization”). During fiscal 2008, Woodward purchased a total of $31,925 of its common stock under the 2007 Authorization.

Advertising Costs:  Woodward expenses all advertising costs as incurred and they are classified within selling, general, and administrative expenses. Advertising costs were not material for all years presented.

Shipping and Handling Costs:  Product freight costs are included in cost of goods sold.

Note 2.	Recently adopted and issued but not yet effective accounting standards

A.	Accounting changes and recently adopted accounting standards:

Income taxes

FIN 48:  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) which provides guidance on the financial statement recognition, measurement, reporting, and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. For those tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Woodward adopted the provisions of FIN 48 on October 1, 2007, as required. The change in measurement criteria caused Woodward to recognize a decrease in the retained earnings component of stockholders’ equity of $7,702. For additional information, see Note 4, “Income Taxes.”

B.	Issued but not yet effective accounting standards:

SFAS 157:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a Company’s financial assets and liabilities that are measured at fair value. SFAS 157 does not change existing guidance on whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Date of FASB Statement No. 157” (“FSP FAS 157-2”) which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Woodward is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on October 1, 2008, the beginning of fiscal 2009. The adoption is not expected to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result, SFAS 159 is effective for Woodward in the first quarter of fiscal 2009. Woodward does not plan to apply SFAS 159.

EITF 07-3:  In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities, and expense these amounts as the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (fiscal 2009 for Woodward). Woodward does not expect the adoption of EITF 07-03 to have a material impact on its consolidated financial statements.

EITF 07-1:  In November 2007, the EITF issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for interim or annual reporting periods beginning after December 15, 2008 (fiscal 2010 for Woodward). Woodward is currently evaluating the impact EITF 07-1 may have on consolidated financial statements.

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

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

prohibited. Accordingly, Woodward will record and disclose business combinations under the revised standard beginning October 1, 2009.

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51,” (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result, SFAS 160 is effective for Woodward in the first quarter of fiscal 2010. Woodward is currently evaluating the impact SFAS 160 may have on its consolidated financial statements.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010 for Woodward). Woodward is currently assessing the impact that SFAS 161 may have on its consolidated financial statements.

FSP FAS 142-3:  In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for Woodward). Woodward is currently assessing the impact that FSP FAS 142-3 may have on its consolidated financial statements.

SFAS 162:  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. The new standard is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Woodward is currently assessing the impact that SFAS 162 may have on its consolidated financial statements.

FSP EITF 03-6-1:  In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in stock-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share.” The new FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (fiscal 2010 for Woodward). Early application is not permitted. Woodward’s unvested options are not eligible to receive dividends; therefore, FSP EITF 03-06-1 will not have any impact on its consolidated financial statements.

FSP SFAS 133-1:  In September 2008, the FASB issued FSP No. FAS 133-1 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 (“FSP FAS 133-1”) and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN No. 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB’s intent about the effective date of SFAS No. 161. This FSP is effective for fiscal years ending after November 15, 2008. Woodward expects to adopt this FSP for periods ending on and after December 31, 2008. Woodward is currently assessing the impact that FSP No. FAS 133-1 may have on its consolidated financial statements.

Note 3.	Business acquisitions

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

As part of the acquisition, Woodward implemented a plan to exit from a project-based segment of the business. Costs related to exiting this line of business have been accrued as business termination costs, including involuntary employee termination benefits and relocation costs. Due to changes in the market, Woodward no longer expects to exit from the project-based segment of the business. Woodward estimates that the implementation of the remaining restructuring to this business will be completed in fiscal year 2009.

Accrued termination costs, October 1, 2006	$1,753
Payments	(448)
Foreign currency translation	218

Accrued termination costs, September 30, 2007	1,523
Payments	(128)
Changes in estimates	(599)
Foreign currency translation	5

Accrued termination costs, September 30, 2008	$801

The results of SEG’s operations are included in Woodward’s Consolidated Statements of Earnings from the beginning of November 2006. If the acquisition had been completed on October 1, 2006, Woodward’s net sales and net earnings for the fiscal year ended September 30, 2007 would not have been materially different from amounts reported in the Consolidated Statements of Earnings.

Note 4.	Income taxes

Income taxes consisted of the following:

Year Ended September 30,	2008	2007	2006

Current:
Federal	$26,689	$6,204	$21,117
State	4,080	3,416	3,223
Foreign	17,583	10,465	3,994
Deferred	11,678	13,746	(13,737)

	$60,030	$33,831	$14,597

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Earnings before income taxes by geographical area consisted of the following:

Year Ended September 30,	2008	2007	2006

United States	$96,934	$93,818	$70,037
Germany	46,239	22,012	5,991
Other countries	38,737	16,158	8,469

	$181,910	$131,988	$84,497

Deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

At September 30,	2008	2007

Deferred tax assets:
Retirement healthcare and early retirement benefits	$14,528	$16,913
Foreign net operating loss carryforwards	4,579	11,007
Inventory	14,828	14,491
Other	20,637	23,744
Valuation allowance	(129)	(2,596)

Total deferred tax assets, net of valuation allowance	54,443	63,559

Deferred tax liabilities:
Intangibles — net	(33,354)	(29,761)
Other	(17,266)	(18,582)

Total deferred tax liabilities	(50,620)	(48,343)

Net deferred tax assets	$3,823	$15,216

The foreign net operating loss carryforwards as of September 30, 2008 may be carried forward indefinitely.

At September 30, 2008, Woodward has not provided for taxes on undistributed foreign earnings of $32,642 that it considers permanently reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward, or if it sells its stock in the subsidiaries. However, the Company believes that foreign tax credits would largely offset any income tax that might otherwise be due.

The changes in the valuation allowance were as follows:

Year Ended September 30,	2008	2007	2006

Beginning balance	$(2,596)	$(2,566)	$(17,769)
Change in valuation allowance that existed at the beginning of the year	2,689	(116)	13,710
Current activity related to deferred items	(222)	(302)	—
Foreign net operating loss carryforward	—	388	1,493

Ending balance	$(129)	$(2,596)	$(2,566)

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming Woodward’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment. In fiscal 2008, 2007,

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

and 2006, additional objective evidence became available regarding earnings in tax jurisdictions that had unexpired net operating loss carryforwards that affected Woodward’s judgment about the valuation allowance that existed at the beginning of the year.

Foreign net operating loss carryforward amounts in the preceding table included the translation effects of changes in foreign currency exchange rates.

The reasons for the differences between Woodward’s effective income tax rate and the U.S. statutory federal income tax rate were as follows:

Percent of pretax Earnings
Year Ended September 30,	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
Adjustments of the beginning-of-year balance of valuation allowances for deferred tax assets	(1.5)	—	(16.2)
State income taxes, net of federal tax benefit	1.5	2.0	2.4
Foreign loss effect	—	—	0.3
Foreign tax rate differences	—	0.1	1.1
Foreign sales benefits	—	(0.4)	(2.3)
German tax law changes	—	2.3	—
ESOP dividends on allocated stock shares	(0.4)	(0.5)	(0.7)
Research credit	(0.3)	(2.4)	(0.9)
Retroactive extension of research credit	—	(0.9)	—
Change in estimate of taxes for previous periods and audit settlements	(1.2)	(10.2)	(1.3)
Other items, net	(0.1)	0.6	(0.1)

Effective rate	33.0%	25.6%	17.3%

The changes in estimate of taxes for previous periods are primarily related to the favorable resolution of certain tax matters for 2008 and 2007, and to increases in the amount of certain credits claimed and changes in the amount of certain deductions taken as compared to prior estimates for 2006.

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

Woodward adopted the provisions of FIN 48 on October 1, 2007, as required. The change in measurement criteria caused Woodward to recognize a decrease in the retained earnings component of stockholders’ equity of $7,702.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Balance at October 1, 2007	$20,509
Tax positions related to the current year	5,819
Tax positions related to prior years	(74)
Lapse of applicable statute of limitations	(3,678)

Balance at September 30, 2008	$22,576

At September 30, 2008, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $17,086. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $8,308 in the next twelve months through completion of reviews by various worldwide tax authorities.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $5,956 and $4,396 as of September 30, 2008, and October 1, 2007, respectively.

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. Woodward is subject to U.S. and state income tax examinations for fiscal years 2003 and forward.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Note 5.	Earnings per share

Net earnings per share — basic is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net earnings per share — diluted reflect the potential dilution that could occur if options were exercised.

The average shares outstanding decreased during fiscal 2008 as a result of shares repurchased under Woodward’s ongoing stock repurchase program. (See Note 1. “Operations and summary of significant accounting policies.”) Woodward repurchases common stock at times management deems appropriate, given current market valuations. The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted:

Year Ended September 30,	2008	2007	2006

Numerator:
Net earnings	$121,880	$98,157	$69,900

Denominator:
Basic	67,564	68,489	68,702
Assumed exercise of stock options	1,996	1,998	1,680

Diluted	69,560	70,487	70,382

Income per common share:
Basic	$1.80	$1.43	$1.02

Diluted	$1.75	$1.39	$0.99

The weighted-average shares of common stock outstanding for basic earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of 417, 558, and 828 for fiscal 2008, 2007, and 2006, respectively.

The following outstanding stock options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

Year Ended September 30,	2008	2007	2006

Options	398	636	716

Weighted-average option price	$32.68	$18.54	$13.59

Note 6.	Inventories

At September 30,	2008	2007

Raw materials	$16,221	$10,808
Component parts	118,248	92,737
Work in progress	41,047	36,220
Finished goods	32,801	32,735

	$208,317	$172,500

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Note 7.	Property, plant, and equipment

At September 30,	2008	2007

Land	$13,343	$12,469
Buildings and equipment	188,359	182,765
Machinery and equipment	286,074	277,100
Construction in progress	16,524	15,749

	504,300	488,083
Less accumulated depreciation	(335,649)	(329,085)

Property, plant, and equipment, net	$168,651	$158,998

Depreciation expense totaled $28,620 in fiscal 2008, $25,428 in fiscal 2007, and $22,064 in fiscal 2006.

Note 8.	Goodwill

	September 30,	Additions/	Translation	September 30,
	2007	Adjustments	Gains/(Losses)	2008

Turbine Systems	$86,565	$—	$—	$86,565
Engine Systems	37,736	(675)	(1,430)	35,631
Electrical Power Systems	16,914	675	(208)	17,381

Consolidated	$141,215	$—	$(1,638)	$139,577

	September 30,	Additions/	Translation	September 30,
	2006	Adjustments	Gains/(Losses)	2007

Turbine Systems	$86,565	$—	$—	$86,565
Engine Systems	36,703	—	1,033	37,736
Electrical Power Systems	8,816	6,296	1,802	16,914

Consolidated	$132,084	$6,296	$2,835	$141,215

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Note 9.	Other intangibles — net

	September 30, 2008			September 30, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Customer relationships:
Turbine Systems	$44,327	$(15,268)	$29,059	$44,327	$(13,791)	$30,536
Engine Systems	20,607	(9,877)	10,730	20,607	(8,003)	12,604
Electrical Power Systems	2,190	(386)	1,804	2,609	(424)	2,185

Total	$67,124	$(25,531)	$41,593	$67,543	$(22,218)	$45,325

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Engine Systems	12,705	(5,408)	7,297	16,163	(6,175)	9,988
Electrical Power Systems	2,790	(1,220)	1,570	4,564	(4,374)	190

Total	$15,495	$(6,628)	$8,867	$20,727	$(10,549)	$10,178

Process technology:
Turbine Systems	$11,941	$(4,113)	$7,828	$11,941	$(3,715)	$8,226
Engine Systems	5,350	(2,853)	2,497	5,350	(2,318)	3,032
Electrical Power Systems	1,338	(1,129)	209	1,351	(971)	380

Total	$18,629	$(8,095)	$10,534	$18,642	$(7,004)	$11,638

Patents:
Turbine Systems	$—	$—	$—	$3,056	$(2,852)	$204
Engine Systems	—	—	—	—	—	—
Electrical Power Systems	4,442	(693)	3,749	4,486	(335)	4,151

Total	$4,442	$(693)	$3,749	$7,542	$(3,187)	$4,355

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Engine Systems	—	—	—	315	(275)	40
Electrical Power Systems	1,563	(200)	1,363	1,578	(96)	1,482

Total	$1,563	$(200)	$1,363	$1,893	$(371)	$1,522

Consolidated	$107,253	$(41,147)	$66,106	$116,347	$(43,329)	$73,018

Amortization expense totaled $6,830 in fiscal 2008, $7,496 in fiscal 2007, and $6,953 in fiscal 2006.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Amortization expense associated with current intangibles is expected to be:

Year Ending September 30:

2009	$6,184
2010	6,059
2011	6,017
2012	6,017
2013	5,839
Thereafter	35,990

$66,106

Note 10.	Short-term borrowings

Short-term borrowings reflect interest bearing advances subject to a cash pooling agreement on certain foreign bank accounts and are collateralized by the associated bank account balances. Total borrowing capacity varies daily in relation to net amounts on deposit in the associated bank accounts. The weighted-average interest rate for outstanding borrowings was 3.0% and 3.8%, at September 30, 2008 and 2007, respectively. The rates were lower than is typical in the U.S. because of borrowing rates available in foreign countries.

Note 11.	Long-term debt and line of credit facilities

Long-term debt consisted of the following:

At September 30,	2008	2007

Senior notes — 6.39%, due October 2011; unsecured	$42,857	$53,572
Term note — 5.19%, due July 2008; unsecured	—	4,375
Term note — 4.25% — 6.95%, due May 2009 to September 2012, secured by land and buildings	1,659	2,526
Fair value hedge adjustment for unrecognized discontinued hedge gains	381	617

	44,897	61,090
Less: current portion	(11,560)	(15,940)

Long-term debt, less current portion	$33,337	$45,150

The senior notes are held by multiple institutions. The term notes are held by banks in Germany.

The current portion of long-term debt at September 30, 2008 includes $183 related to the fair value hedge adjustment for unrecognized discontinued hedge gains.

Required future principal payments of the senior notes and the term notes are as follows:

Year Ending September 30,

2009	$11,377
2010	11,197
2011	11,064
2012	10,878

Prior to the issuance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) Woodward entered into certain interest rate swaps that were designated as fair value hedges of its long-term debt. The discontinuance of these interest rate swaps resulted in gains that are recognized as a reduction

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

of interest expense over the term of the associated debt using the effective interest method. The unrecognized portion of the gain is presented as an adjustment to long-term debt based on the accounting guidance in effect at the time the interest rate swaps were discontinued. If SFAS 133 had been issued and adopted when these interest rate swaps were entered into, the unrecognized potion of the gain would be presented in accumulated other comprehensive income rather than as an adjustment to long-term debt.

In September 2008, the Company entered into treasury lock agreements with a notional amount totaling $100,000 that qualified as cash flow hedges under SFAS 133. The objective of this derivative instrument was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate. The hedges were closed-out prior to September 30, 2008 resulting in a gain of approximately $108 and the gain is recorded in accumulated other comprehensive income as of September 30, 2008. The gain on the close-out of the treasury lock agreements will be recognized as a reduction of interest expense over the scheduled term of the hedged debt (seven years) issued on October 1, 2008 using the effective interest method.

Provisions of the debt agreements, including the $225,000 revolving line of credit facility described below, include covenants customary to such agreements that require Woodward to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. The most restrictive covenants require the maintenance of a minimum consolidated net worth, a maximum ratio of consolidated debt to consolidated operating cash flow, and a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the agreements. Woodward is in compliance with all covenants.

As of September 30, 2008, Woodward had a $225,000 revolving line of credit facility that involved unsecured financing arrangements with a syndicate of U.S. banks. The agreement provided for an option to increase the amount of the line to $350,000 and has an expiration date of October 2012. Interest rates on borrowings under the agreement vary with LIBOR, the federal funds rate, or the prime rate.

Woodward also had various foreign lines of credit. The lines are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the banks. Several of the lines assess commitment fees.

Borrowing capacity under lines of credit consisted of the following:

At September 30,	2008	2007

U.S. revolving line of credit facility	$225,000	$100,000
Various foreign lines of credit	19,903	19,867

Total borrowing capacity under revolving lines of credit	244,903	119,867
Less: borrowings outstanding	(—)	(—)

Available line of credit borrowing capacity	$244,903	$119,867

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Note 12.	Accrued liabilities

At September 30,	2008	2007

Salaries and other member benefits	$51,773	$47,578
Warranties	7,232	5,675
Taxes, other than income	6,908	6,682
Accrued retirement benefits	5,865	6,132
Other	13,813	17,823

	$85,591	$83,890

Provisions of the sales agreements include product warranties customary to such agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

At September 30,	2008	2007

Warranties, beginning of period	$5,675	$5,832
Increases to accruals	7,477	4,911
Settlements of amounts accrued	(5,800)	(5,715)
Foreign currency exchange rate changes	(120)	647

Warranties, end of period	$7,232	$5,675

Note 13.	Other liabilities

At September 30,	2008	2007

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$42,103	$46,145
Other	25,592	11,259

	$67,695	$57,404

Note 14.	Retirement benefits

Woodward provides various benefits to eligible members of the Company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, and retirement healthcare benefits. Eligibility requirements and benefit levels vary depending on employee location.

Woodward provides health-care and life insurance benefits to certain retired employees and their covered dependents and beneficiaries. Generally, employees who have attained age 55 and have rendered 10 or more years of service are eligible for these postretirement benefits. Certain retirees are required to contribute to plans in order to maintain coverage.

On September 30, 2007, Woodward adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires the recognition of the funded status of defined pension and postretirement plans in the statement of financial position. The funded status is measured as the difference between the fair market value of the plan assets and the benefit obligation. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Any over-funded status should be recognized as an asset and any underfunded status should be recognized as a liability.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

As part of the initial recognition of the funded status, any transitional asset/(liability), prior service cost/(credit) or actuarial gain/(loss) that has not yet been recognized as a component of net periodic cost should be recognized in the Accumulated Other Comprehensive Income section of the Consolidated Statements of Stockholders’ Equity, net of tax. Accumulated Other Comprehensive Income will be adjusted as these amounts are subsequently recognized as a component of net periodic benefit costs in future periods.

The recognition of the funded status requirement and certain disclosure provisions of SFAS 158 were effective for Woodward as of the end of fiscal 2007. Retrospective application of SFAS 158 was not permitted. The initial incremental recognition of the funded status under SFAS 158 that is reflected upon adoption in the Accumulated Other Comprehensive Income section of Consolidated Statements of Stockholders’ Equity was an after tax decrease to equity of $980.

The impact of adopting the provisions of SFAS 158 on the components of the Consolidated Balance Sheet as of September 30, 2007 is as follows:

		Adjustment
	Before Application	Increases/	After Application
	of SFAS 158	(Decreases)	of SFAS 158

Retirement Pension Benefits:
Deferred tax asset	$1,980	$816	$2,796
Total assets	1,980	816	2,796
Pension obligation	(4,674)	(2,916)	(7,590)
Accumulated other comprehensive income, net of taxes	3,293	2,100	5,393
Total stockholders’ equity	3,293	2,100	5,393
Total liabilities and equity	(1,381)	(816)	(2,197)
Retirement Healthcare Benefits:
Deferred tax liability	—	(687)	(687)
Pension obligation	(46,494)	1,807	(44,687)
Accumulated other comprehensive income, net of taxes	—	(1,120)	(1,120)
Total stockholders’ equity	—	(1,120)	(1,120)

A.	Defined Contribution Plans

Substantially all U.S. employees are eligible to participate in the U.S. defined contribution plan. Certain foreign employees also are eligible to participate in foreign plans.

The amount of expense associated with defined contribution plans totaled $14,877 in fiscal 2008, $13,487 in fiscal 2007, and $13,684 in fiscal 2006. The amount of contributions associated with the multiemployer plan totaled $613 in fiscal 2008, $572 in fiscal 2007, and $635 in fiscal 2006.

B.	Pension benefits associated with defined benefit plans

Woodward has defined benefit plans which provide pension benefits for certain retired employees in the U.S., the United Kingdom, and Japan. Approximately 575 current employees may receive future benefits under the plans. The defined benefit plans in the U.S. were frozen in January 2007 and no additional employees may participate in the U.S. plans and no additional service costs will be incurred. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension plans.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Woodward’s investment policies and strategies for plan assets focus on maintaining diversified investment portfolios that provide for growth while minimizing risk to principal. The target allocation ranges for plan assets in the U.S. and in the United Kingdom, which represented about 81% of total foreign plan assets at September 30, 2008, are 50% for equity securities and 50% for debt securities. The remaining foreign plan assets are in Japan, and Woodward’s investment manager uses asset allocations that are customary in that country. The expected long-term rates of return on plan assets were based on Woodward’s current asset allocations and the historical long-term performance for each asset class, as adjusted for existing market conditions.

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

Net periodic benefit costs consists of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	United States			Other Countries
Year Ended September 30,	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$—	$—	$—	$945	$1,294	$1,360
Interest cost	1,122	1,034	1,142	2,814	2,554	2,200
Expected return on plan assets	(1,362)	(1,317)	(1,180)	(3,005)	(2,424)	(1,998)
Amortization of:
Unrecognized transition obligation	—	—	—	99	89	91
Unrecognized losses	118	244	251	181	360	402
Recognized prior service cost (benefit)	(260)	(259)	1	(10)	(8)	(8)
Contractual termination benefits	—	—	—	—	715	340

Net periodic benefit cost (benefit)	$(382)	$(298)	$214	$1,024	$2,580	$2,387

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

The amounts expected to be amortized from Accumulated Other Comprehensive Income and reported as a component of net periodic benefit cost during fiscal 2009 is as follows:

	United States	Other Countries

Net transition obligation	$—	$(74)
Prior service cost (benefit)	(260)	7
Net actuarial losses (gains)	118	(124)

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The following table provides a reconciliation of the changes in the projected benefit obligation and fair value of assets for the retirement pension plans:

At or for the Year	United States		Other Countries
Ended September 30,	2008	2007	2008	2007

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$18,676	$18,716	$59,628	$57,072
Service cost	—	—	945	1,294
Interest cost	1,122	1,034	2,814	2,554
Contribution by participants	—	—	69	122
Net actuarial gains	(1,299)	(547)	(8,989)	(2,775)
Foreign currency exchange rate changes	—	—	(3,798)	3,958
Benefits paid	(543)	(527)	(3,384)	(3,312)
Curtailment gain	—	—	(13)	—
Contractual termination cost (benefits)	—	—	(1,630)	715

Projected benefit obligation at end of year	$17,956	$18,676	$45,642	$59,628

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$18,438	$16,709	$52,276	$40,812
Actual return on plan assets	(2,549)	2,256	(4,284)	2,504
Foreign currency exchange rate changes	—	—	(3,794)	3,431
Contributions by the company	—	—	2,582	8,719
Contributions by plan participants	—	—	69	122
Settlements	—	—	(1,631)	—
Benefits paid	(543)	(527)	(3,384)	(3,312)

Fair value of plan assets at end of year	$15,346	$18,438	$41,834	$52,276

Reconciliation of accrued obligation and total amounts recognized:
Funded status at end of year	$(2,610)	$(238)	$(3,808)	$(7,352)
Unrecognized prior service cost (benefit)	(2,890)	(3,149)	37	(56)
Unrecognized net losses (gains)	5,842	3,348	19	8,046
Unrecognized transition obligation	—	—	(145)	—

Net amounts recognized	$342	$(39)	$(3,897)	$638

Accrued benefit liability	$(2,610)	$(238)	$(3,808)	$(7,352)
Deferred taxes	1,122	76	986	2,720
Accumulated other comprehensive income (loss)	1,830	123	(1,075)	5,270

Net amounts recognized	$342	$(39)	$(3,897)	$638

The underfunded status of the plans declined from $7,590 in fiscal 2007 to $6,418 in fiscal 2008, primarily due to actuarial gains resulting, in part, from the increase in the discount rate and contributions made during the year.

Woodward makes periodic cash contributions to its defined pension plans.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follow, at or for the year ended September 30:

	United States		Other Countries
	2008	2007	2008	2007

Projected benefit obligation	$(17,956)	$(18,676)	$(45,642)	$(59,628)
Accumulated benefit obligation	(17,956)	(18,676)	(43,497)	(56,097)
Fair value of plan assets	15,346	18,438	41,834	52,276

The allocation of pension plan assets as of the respective measurement dates is as follows at September 30:

	United States		Other Countries
	2008	2007	2008	2007

Equity securities	52%	60%	42%	44%
Debt securities	48%	40%	58%	38%
Insurance contracts	—	—	—	5%
Other	—	—	—	13%

	100%	100%	100%	100%

Pension assets at September 30, 2008 and 2007 do not include any direct investment in Woodward’s equity securities.

Substantially all pension benefit payments are made from assets of the pension plans. Using foreign exchange rates as of September 30, 2008 and expected future service, it is anticipated that the future benefit payments will be as follows:

		Other
Year Ending September 30,	United States	Countries

2009	$604	$2,823
2010	656	2,922
2011	737	3,155
2012	829	3,032
2013	922	3,228
2014 - 2018	6,240	17,043

Woodward expects its contributions for retirement pension benefits will be $0 in the United States and $2,426 in other countries in 2009.

C.	Retirement healthcare benefit plans

Woodward has retirement healthcare benefit plans in the U.S. and the United Kingdom that provides healthcare benefits for approximately 1,100 retired employees and may provide future benefits to approximately 140 active employees, upon retirement. Benefits include the option to elect company provided healthcare insurance benefits to age 65 and a Medicare supplemental plan after age 65. The retirement healthcare benefit plans were

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

frozen in January 2007 and no additional employees may participate in the plans. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s retirement healthcare benefit plans.

Net periodic benefit costs consists of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

Year Ended September 30,	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$242	$297	$381
Interest cost	2,452	2,474	2,753
Recognized losses	192	259	1,198
Recognized prior service cost	(2,520)	(2,520)	(2,520)
Cost of buyout events	—	(871)	—

Net periodic cost (benefit)	$366	$(361)	$1,812

During fiscal 2007, Woodward provided an option for certain retirees to receive a cash settlement in lieu of future payments. The expense related to retirees who accepted the offer is included in the “cost of buyout events.”

As part of our retirement healthcare benefits, Woodward provides a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. As a result, Woodward is entitled to a federal subsidy that was introduced by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Subsidies received are as follows:

Year Ended September 30,	2008	2007	2006

Prescription drug benefits paid	$3,180	$2,318	$2,336
Federal subsidy received	166	924	—

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The following table provides a reconciliation of the changes in the projected benefit obligation and fair value of assets for the retirement healthcare benefits for the years ended September 30:

	2008	2007

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$44,687	$51,557
Service cost	242	297
Interest cost	2,453	2,475
Contribution by participants	2,407	2,663
Net actuarial gain	(3,493)	(5,896)
Foreign currency exchange rate changes	(88)	188
Benefits paid	(6,342)	(5,237)
Settlement gain	—	(2,284)
Plan amendments	(2,531)	—
Part D Medicare reimbursement	166	924

Benefit obligation at end of year	$37,501	$44,687

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Special termination benefit cost	—	(737)
Contributions by the company	3,935	3,310
Contributions by plan participants	2,407	2,663
Benefits paid	(6,342)	(5,236)

Fair value of plan assets at end of year	$—	$—

Reconciliation of accrued obligation and total amounts recognized:
Funded status at end of year	$(37,501)	$(44,687)
Unrecognized prior service cost	(5,426)	(5,418)
Unrecognized net (gain) loss	(90)	3,611

Net amounts recognized	$(43,017)	$(46,494)

Accrued benefit liability	$(37,501)	$(44,687)
Deferred taxes	(2,100)	(687)
Accumulated other comprehensive income	(3,416)	(1,120)

Net amounts recognized	$(43,017)	$(46,494)

The accumulated benefit obligation is the present value of healthcare benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The projected benefit obligation and accumulated benefit obligation were as follows:

Year Ended September 30,	2008	2007

Projected benefit obligation/Accumulated postretirement benefit obligation	$(37,501)	$(44,687)

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

For retirement healthcare benefits, Woodward assumed net healthcare cost trend rates of 8.0% in 2009, decreasing gradually to 5.0% in 2011, and remaining at 5.0% thereafter. A 1.0% increase in assumed healthcare cost trend rates would have increased the total of the service and interest cost components by approximately $275 and increased the benefit obligation at the end of the year by approximately $3,939 in 2008. Likewise, a 1.0% decrease in the assumed rates would have decreased the total of service and interest cost components by $240 and decreased the benefit obligation by approximately $3,411 in 2008.

Using foreign exchange rates as of September 30, 2008 and expected future service, it is anticipated that the future benefit payments will be as follows:

Year Ending September 30,

2009	$2,756
2010	2,924
2011	3,012
2012	3,079
2013	3,137
2014 - 2018	16,216

Woodward expects its contributions for retirement healthcare benefits will be approximately $2,783 in fiscal 2009, less amounts received as federal subsidies expected to be $473.

Note 15.	Stock options

Stock options are granted to key management members and directors of the Company. These options are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, and generally with a four-year graded vesting schedule and a term of 10 years. Vesting would be accelerated in the event of retirement, disability, or death of a participant, or change in control of the Company, as defined. Woodward recognizes stock compensation on a straight-line basis over the requisite service period of the entire award for options with graded vesting schedules. Stock for exercised stock options is issued from treasury stock shares.

Provisions governing the stock option grants are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). The 2006 Plan was approved by stockholders and became effective on January 25, 2006. No further grants will be made under the 2002 Plan. The 2006 Plan made 7,410 stock shares available for grants made on or after January 25, 2006, to members and directors of the company, subject to annual award limits as specified in the Plan, of which 6,222 were available for future grants as of September 30, 2008.

The fair value of options granted during the fiscal years ended September 30, 2008, 2007, and 2006 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions by grant year:

Year Ended September 30,	2008	2007	2006

Expected term	7 years	7 years	7 years
Expected volatility	37.0%	37.0%	37.0%
Expected dividend yield	1.7%	1.7%	1.7%
Risk-free interest rate range used	3.73%	4.4% - 5.0%	4.5% - 4.6%

The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Changes in outstanding stock options were as follows:

		Weighted-Average
	Number	Exercise Price

Balance at September 30, 2005	5,998	$6.98
Options granted	734	13.52
Options exercised	(920)	5.16
Options forfeited	(4)	7.81

Balance at September 30, 2006	5,808	8.09
Options granted	774	18.78
Options exercised	(1,208)	6.40
Options forfeited	(98)	13.74

Balance at September 30, 2007	5,276	9.94
Options granted	446	32.74
Options exercised	(1,329)	6.52
Options forfeited	(6)	18.49

Balance at September 30, 2008	4,387	13.29

Changes in nonvested stock options during 2008 were as follows:

		Weighted-Average
	Number	Exercise Price

Balance at September 30, 2007	1,747	14.90
Options granted	446	32.74
Options vested	(748)	13.45
Options forfeited	(6)	18.49

Balance at September 30, 2008	1,439	21.17

At September 30, 2008, there was $6,440 of unrecognized compensation cost related to nonvested awards, which Woodward expects to recognize over a weighted-average period of 1.2 years. Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2008, were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Life	Aggregate
		Exercise	in	Intrinsic
	Number	Price	Years	Value

Options vested or expected to vest	3,694	$12.04	5.0	$85,807
Options exercisable	2,948	9.44	4.2	76,150

Stock-based expense recognized under SFAS 123(R) was as follows (in thousands):

Year Ended September 30,	2008	2007	2006

Employee stock-based compensation expense	$4,588	$3,849	$2,942

The weighted-average grant date fair value of options granted was $13.09 for 2008, $7.36 for 2007, and $5.22 for 2006.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Other information follows:

Year Ended September 30,	2008	2007	2006

Total fair value of stock options vested	$3,841	$3,114	$2,668
Total intrinsic value of options exercised	40,316	19,247	9,056
Cash received from exercises of stock options	5,216	5,875	4,139
Tax benefit realized from exercise of stock options	15,355	9,787	3,406

Note 16.	Accumulated other comprehensive earnings

Accumulated other comprehensive earnings consisted of the following items:

Year Ended September 30,	2008	2007

Accumulated foreign currency translation adjustments:
Beginning balance	$27,614	$17,100
Translation adjustments, net of reclassification to earnings	(6,135)	16,874
Taxes associated with translation adjustments	2,064	(6,360)

Ending balance	23,543	27,614

Accumulated unrealized derivative losses:
Beginning balance	(331)	(484)
Proceeds from cash flow hedge, net of taxes	67	—
Reclassification to interest expense	205	247
Taxes associated with interest reclassification	(78)	(94)

Ending balance	(137)	(331)

Accumulated minimum post-retirement benefit liability adjustments:
Beginning balance	(4,273)	(3,997)
Minimum benefit liability adjustment	3,125	3,789
Taxes associated with benefit adjustments	(1,939)	(3,085)
Implementation of SFAS 158, net of taxes	—	(980)

Ending balance	(3,087)	(4,273)

Total accumulated other comprehensive income	$20,319	$23,010

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Note 17.	Commitments and guarantees

Woodward has entered into operating leases for certain facilities and equipment with terms in excess of one year under agreements that expire at various dates. Some leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments. Future minimum rental payments required under these leases are as follows:

Year Ending September 30,

2009	$4,400
2010	3,800
2011	3,100
2012	2,900
2013	2,500
Thereafter	3,100

Rent expense for all operating leases totaled $6,503 in fiscal 2008, $5,524 in fiscal 2007, and $4,610 in fiscal 2006.

Woodward enters into unconditional purchase obligation arrangements (i.e., issuance of purchase orders, obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts) in the normal course of business to ensure that adequate levels of sourced product are available to Woodward. Future minimum unconditional purchase obligations are as follows:

Year Ending September 30,

2009	$132,977
2010	2,222

Guarantees and letters of credit totaling approximately $8,200 were outstanding as of September 30, 2008, some of which were secured by cash and cash equivalents at financial institutions or by Woodward line of credit facilities.

Note 18.	Contingencies

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

MPC Products Corporation (“MPC”), which was acquired by Woodward on October 1, 2008, as described in Note 22, “Subsequent Events,” is subject to an investigation by the U.S. Department of Justice (the “DOJ”) regarding certain of its pricing practices prior to 2006 related to government contracts. MPC and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals within the DOJ. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC. MPC is also in the process of working with the U.S. Department of Defense to resolve any administrative matters that may arise out of the investigation. There can be no assurance as to the resolution of these matters. The purchase price for MPC reflects the amount agreed to in principle by MPC with the U.S. Attorney. Any resulting fines or other sanctions beyond this amount could have a material negative impact on Woodward.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

Woodward currently does not have any administrative or judicial proceedings arising under any Federal, State, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

Woodward does not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the Company, Woodward may be required to pay termination benefits to certain executive officers.

Note 19.	Financial instruments

The estimated fair values of Woodward’s financial instruments were as follows:

	At September 30,
	2008		2007
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Cost	Fair Value	Cost

Cash and cash equivalents	$109,833	$109,833	$71,635	$71,635
Investments in deferred compensation program	3,931	3,931	—	—
Short-term borrowings	(4,031)	(4,031)	(5,496)	(5,496)
Long-term debt, including current portion	(44,836)	(44,516)	(60,473)	(60,473)
Obligations for deferred compensation program	(3,931)	(3,931)	—	—

The fair values of cash and cash equivalents and short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and short-term borrowings have short-term maturities and market interest rates.

Investments and obligations related to the deferred compensation program used to provide deferred compensation benefits to certain employees are assumed to be equal to their carrying amounts since both the asset and the liability are marked to market value each reporting period.

The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the year for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 6.0% at September 30, 2008, and 6.3% at September 30, 2007.

Note 20.	Segment information:

During fiscal years 2008, 2007 and 2006, Woodward operated in the following three business segments:

•	Turbine Systems is focused on developing and manufacturing systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Engine Systems is focused on developing and manufacturing systems and components that provide energy control and optimization solutions for industrial markets, which includes power generation, transportation, and process industries.

•	Electrical Power Systems is focused on developing and manufacturing systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which includes power generation, power distribution, transportation, and process industries.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

On October 1, 2008, Woodward completed the acquisition of MPC and Techni-Core, Inc. (“Techni-Core”) which formed the basis for its fourth business segment — Airframe Systems. Additional information about Airframe Systems and the acquisition is included in Note 22, “Subsequent Events.”

•	Airframe Systems is focused is focused on developing and manufacturing high-performance electromechanical motion control systems, including sensors, primarily for aerospace applications.

The accounting policies of the segments are the same as those described in Note 1, “Operations and summary of significant accounting policies.” Intersegment sales and transfers are made at established intersegment selling prices generally intended to approximate selling prices to unrelated parties. The determination of segment earnings does not reflect allocations of certain corporate expenses, which are designated as nonsegment expenses, and is before interest expense, interest income, and income taxes.

Segment assets consist of accounts receivable, inventories, property, plant, and equipment — net, goodwill, and other intangibles — net.

Summarized financial information for Woodward’s segments follows:

At or for the Year Ended September 30,	2008	2007	2006

Segment net sales:
Turbine Systems
External net sales	$577,304	$502,557	$438,726
Intersegment sales	18,470	21,285	20,197

Total segment net sales	595,774	523,842	458,923
Engine Systems
External net sales	458,177	414,076	390,619
Intersegment sales	41,141	41,124	39,829

Total segment net sales	499,318	455,200	430,448
Electrical Power Systems
External net sales	222,723	125,704	25,170
Intersegment sales	66,571	55,662	51,016

Total segment net sales	289,294	181,366	76,186
Consolidated
External net sales	1,258,204	1,042,337	854,515
Intersegment sales	126,182	118,071	111,042

Total segment net sales	$1,384,386	$1,160,408	$965,557

Segment earnings:
Turbine Systems	$116,196	$87,353	$67,584
Engine Systems	56,471	56,984	40,829
Electrical Power Systems	42,303	20,294	4,475

Total segment earnings	214,970	164,631	112,888
Nonsegment expenses	(31,346)	(31,720)	(26,052)
Interest expense and income, net	(1,714)	(923)	(2,339)

Consolidated earnings before income taxes	$181,910	$131,988	$84,497

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

At or for the Year Ended September 30,	2008	2007	2006

Segment assets:
Turbine Systems	$371,275	$330,969	$317,688
Engine Systems	242,350	250,908	231,485
Electrical Power Systems	133,928	109,674	40,672

Total segment assets	747,553	691,551	589,845
Unallocated corporate property, plant and equipment, net	13,226	6,651	4,577
Other unallocated assets	166,238	131,565	141,075

Consolidated total assets	$927,017	$829,767	$735,497

Segment depreciation and amortization:
Turbine Systems	$14,586	$12,133	$14,764
Engine Systems	13,034	14,271	12,148
Electrical Power Systems	6,002	5,572	1,455

Total segment depreciation and amortization	33,622	31,976	28,367
Unallocated corporate amounts	1,828	948	650

Consolidated depreciation and amortization	$35,450	$32,924	$29,017

Segment capital expenditures:
Turbine Systems	$17,710	$12,490	$14,540
Engine Systems	14,817	13,164	14,098
Electrical Power Systems	4,531	5,124	2,098

Total segment capital expenditures	37,058	30,778	30,736
Unallocated corporate amounts	4,041	1,206	977

Consolidated capital expenditures	$41,099	$31,984	$31,713

Two customers individually accounted for more than 10% of consolidated net sales in each of the fiscal years 2006 through 2008. Sales to the first customer were made by all of Woodward’s segments and totaled approximately 17%, 20%, and 22% of sales during the years ended September 30, 2008, 2007, and 2006, respectively. Sales to the second customer were made by all of Woodward’s segments and totaled approximately 10%, 10%, and 11% of sales during the years ended September 30, 2008, 2007, and 2006, respectively.

One customer accounted for more than 10% of accounts receivable as of September 30, 2008 and 2007. Accounts receivable from this customer totaled approximately 20% and 21% of accounts receivable at September 30, 2008 and 2007, respectively.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

External net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

Year Ended September 30,	2008	2007	2006

External net sales:
United States	$528,318	$494,237	$449,617
Europe	433,101	340,292	226,039
Asia	198,086	133,738	123,639
Other countries	98,699	74,070	55,220

Consolidated external net sales	$1,258,204	$1,042,337	$854,515

Property, plant, and equipment — net by geographical area, as determined by the physical location of the assets, were as follows:

At September 30,	2008	2007

United States	$108,897	$100,336
Germany	37,427	36,544
Other countries	22,327	22,118

Consolidated total property, plant, and equipment, net	$168,651	$158,998

Note 21.	Supplementary financial data (Unaudited)

	2008 Fiscal Quarters
	First	Second	Third	Fourth

Net sales	$272,063	$305,753	$329,847	$350,541
Gross profit(1)	81,233	95,376	97,892	100,707
Earnings before income taxes	38,488	43,648	49,096	50,678
Net earnings	25,325	29,714	32,414	34,427
Earnings per share:
Basic	0.37	0.44	0.48	0.51
Diluted	0.36	0.43	0.47	0.50
Cash dividends per share	0.055	0.060	0.060	0.060
Common stock price per share(2):
High	36.22	34.52	42.77	48.62
Low	29.69	24.50	26.27	33.00
Close	33.98	26.72	35.66	35.27

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

	2007 Fiscal Quarters
	First	Second	Third	Fourth

Net sales	$226,248	$256,298	$269,026	$290,765
Gross profit(1)	68,504	80,126	82,971	81,916
Earnings before income taxes	26,652	31,410	37,140	36,786
Net earnings(3)	17,887	20,262	23,974	36,034
Net earnings per share:
Basic	0.26	0.30	0.35	0.53
Diluted	0.26	0.29	0.34	0.51
Cash dividends per share	0.050	0.055	0.055	0.055
Common stock price per share(2):
High	20.47	22.55	29.50	33.14
Low	16.33	19.18	20.33	26.81
Close	19.86	20.59	26.84	31.20

Notes:

1.	Gross profit represents net sales less cost of goods sold.

2.	Per share amounts have been updated from amounts reported prior to February 1, 2008, to reflect the effects of a two-for-one stock split.

3.	Net earnings included net tax adjustments of $10,293 in the fourth quarter of fiscal 2007. These adjustments included a benefit of $13,286 from the favorable resolution of issues with tax authorities and a charge of $2,993 for the adjustment of deferred taxes as a result of a statutory tax rate change in Germany.

Note 22.	Subsequent Events

A.	Financing activities

Term Loan Credit Agreement — On October 1, 2008, the Woodward entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), by and among the Company, the institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, National Association, as administrative agent. The Term Loan Credit Agreement provides for a $150.0 million unsecured term loan facility, and may be expanded by up to $50.0 million of additional indebtedness from time to time, subject to the Company’s compliance with certain conditions and the lenders’ participation. The Term Loan Credit Agreement generally bears interest at LIBOR plus 1.00% to 2.25%, requires quarterly principal payments of $1,875 beginning in March 2009, and matures in October 2013.

The Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other persons, make capital expenditures, make certain investments, make certain restricted payments, and enter into material transactions with affiliates. The Term Loan Credit Agreement contains financial covenants requiring that (a) the Company’s ratio of consolidated net debt to EBITDA not exceed 3.5 to 1.0 and (b) the Company have a minimum consolidated net worth of $400,000 plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The Term Loan Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the lenders to accelerate the amounts due.

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

The Company’s obligations under the Term Loan Credit Agreement are guaranteed by Woodward FST, Inc., a wholly owned subsidiary of the Company.

Note Purchase Agreement — Also on October 1, 2008, Woodward entered into a Note Purchase Agreement (the “Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $250.0 million comprised of (a) $100.0 million aggregate principal amount of Series B Senior Notes due October 1, 2013 (the “Series B Notes”), (b) $50.0 million aggregate principal amount of Series C Senior Notes due October 1, 2015 (the “Series C Notes”) and (c) $100.0 million aggregate principal amount of Series D Senior Notes due October 1, 2018 (the “Series D Notes” and, together with the Series B Notes and Series C Notes, the “Notes”) in a series of private placement transactions. On October 1, 2008, $200.0 million aggregate principal amount of Notes were sold, comprised of $80.0 million aggregate principal amount of the Series B Notes, $40.0 million aggregate principal amount of the Series C Notes and $80.0 million aggregate principal amount of the Series D Notes.

In connection with the Note Purchase Agreement, on October 30, 2008, Woodward sold an additional $50.0 million aggregate principal amount of Notes comprised of (a) $20.0 million aggregate principal amount of Series B Notes, (b) $10.0 million aggregate principal amount of Series C Notes, and (c) $20.0 million aggregate principal amount of Series D Notes in another series of private placement transactions.

The Notes issued in the private placements have not been registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

The Series B Notes have a maturity date of October 1, 2013 and generally bear interest at a rate of 5.63% per annum. The Series C Notes have a maturity date of October 1, 2015 and generally bear interest at a rate of 5.92% per annum. The Series D Notes have a maturity date of October 1, 2018 and generally bear interest at a rate of 6.39% per annum. Under certain circumstances, the interest rate on each series of Notes is subject to increase if Woodward’s leverage ratio of consolidated net debt to consolidated EBITDA increases beyond 3.5 to 1.0. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid. Interest payments commence on April 1, 2009.

The obligations under the Note Purchase Agreement and the Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under the Term Loan Credit Agreement.

The Note Purchase Agreement contains restrictive covenants customary for such financings, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell its assets, merge or consolidate with other persons, and enter into material transactions with affiliates. The Note Purchase Agreement also contains events of default customary for such financings, the occurrence of which would permit the Purchasers of the Notes to accelerate the amounts due.

The Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated EBITDA not exceed 4.0 to 1.0 during any material acquisition period, or 3.5 to 1.0 at any other time on a rolling four quarter basis, and (b) consolidated net worth at any time equal or exceed $425.0 million plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2008. Additionally, under the Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter.

Woodward is permitted at any time, at its option, to prepay all, or from time to time to prepay any part of, the then outstanding principal amount of any series of the Notes at 100% of the principal amount of the series of Notes to be prepaid (but, in the case of partial prepayment, not less than $1.0 million), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable make-whole amount. The make-whole

WOODWARD GOVERNOR COMPANY

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except per share)

amount is computed by discounting the remaining scheduled payments of interest and principal of the Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the Notes being prepaid.

A portion of the proceeds from the issuances in connection with Term Loan Purchase Agreement and the Note Purchase Agreement was used to finance the MPC acquisition.

Required future principal payments of senior and term notes outstanding at the end of 2008 and the $400,000 senior notes issued in October 2008 are as follows:

Year Ending September 30,

2009	$17,002
2010	18,697
2011	18,564
2012	18,378
2013	7,500
Thereafter	364,375

B.	MPC acquisition

On October 1, 2008, Woodward acquired all of the outstanding stock of Techni-Core and all of the outstanding stock of MPC not held by Techni-Core for approximately $383.0 million. The Company paid cash at closing of approximately $334.7 million, a portion of which was used by the Company to repay the outstanding debt of MPC in an aggregate amount equal to approximately $18.6 million. MPC is an industry leader in the manufacture of high-performance electromechanical motion control systems primarily for aerospace applications. The main product lines include high performance electric motors and sensors, analog and digital control electronics, rotary and linear actuation systems, and flight deck and fly-by-wire systems for commercial and military aerospace programs. MPC will form the basis of a fourth Woodward business segment, Airframe Systems beginning in fiscal 2009. The cost of the acquisition may increase or decrease based on the outcome of a purchase price adjustment procedure customary to purchase agreements and the final determination of the direct acquisition costs. Woodward is in the process of finalizing valuations of property, plant, and equipment, other intangibles, and estimates of liabilities associated with the acquisition.

C.	MotoTron acquisition

On October 6, 2008, Woodward acquired all of the outstanding capital stock of MotoTron Corporation (“MotoTron”) and the intellectual property assets owned by its parent company, Brunswick Corporation, that are used in connection with the MotoTron business for approximately $17.0 million in cash, subject to certain adjustments. MotoTron specializes in software tools and processes used to rapidly develop control systems for marine, power generation, industrial and other engine equipment applications. MotoTron is expected to be integrated into the Engine Systems business segment. The cost of this acquisition has not been finalized. The cost of the acquisition may increase or decrease based on the outcome of a purchase price adjustment procedure customary to purchase agreements and the final determination of the direct acquisition costs. Woodward is in the process of finalizing valuations of property, plant, and equipment, other intangibles, and estimates of liabilities associated with the acquisition.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 6, 2007, the Audit Committee of the Board of Directors (the “Audit Committee”) recommended and approved the dismissal of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm. On that same day, the Audit Committee appointed Deloitte & Touche, LLP (“Deloitte”) as the Company’s independent registered public accounting firm. Details of the events were filed under Item 4.01 of Form 8-K on December 11, 2007. There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer (Thomas A. Gendron, chief executive officer and president) and principal financial officer (Robert F. Weber, Jr., chief financial officer and treasurer), as appropriate, to allow timely decisions regarding required disclosures.

Thomas A. Gendron, our chief executive officer and president and Robert F. Weber, Jr., our chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on, and as of the date of, their evaluation, they concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the company. We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the company’s internal control over financial reporting was effective as of September 30, 2008, the end of the company’s most recent fiscal year.

Deloitte & Touche, LLP, an independent registered public accounting firm, conducted an integrated audit of Woodward’s internal control over financial reporting as of September 30, 2008, as stated in their report included in “Item 9a — Controls and Procedures.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Woodward Governor Company
Fort Collins, Colorado

We have audited the internal control over financial reporting of Woodward Governor Company and subsidiaries (the “Company”) as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2008 of the Company and our report dated November 19, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Deloitte & Touche, LLP

Denver, Colorado
November 19, 2008

Item 9B.	Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees — Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2008 Annual Meeting of Stockholders to be held January 22, 2009 and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Item 1 of this report.

We have adopted a code of ethics that applies to our principal executive officer and our principal financial and accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is www.woodward.com, and the code of ethics may be found from our main Web page by clicking first on “Investor Information” and then on “Corporate Governance,” and finally on “Woodward Codes of Business Conduct and Ethics.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information to our Website, at the address and location specified above.

Item 11.	Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees — Director Compensation,” “Compensation Committee Report on Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held January 22, 2009, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More than Five Percent of Woodward Stock,” and “Executive Compensation — Equity Compensation Plan Information (as of September 30, 2008),” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held January 22, 2009, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees — Related Person Transactions Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the 2008 Annual Meeting of the Stockholders to be held January 22, 2009 is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is under the captions “Audit Committee Report to Stockholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm and — Fees Paid to Deloitte and Touche, LLP and PricewaterhouseCoopers LLP” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held January 22, 2009, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements:

(a) (2) Consolidated Financial Statement Schedules —

Valuation and Qualifying Accounts	96

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a) (3)  Exhibits Filed as Part of This Report:

2.1		Stock Purchase Agreement, dated August 19, 2008, by and among Woodward Governor Company, MPC Products Corporation, Techni-Core, Inc., The Successor Trustees of the Joseph M. Roberti Revocable Trust dated December 29, 1992, Maribeth Gentry, as Successor Trustee of the Vincent V. Roberti Revocable Trust dated April 4, 1991 and the individuals and entities named in Schedule I thereto filed as an Exhibit 10.1 to Current Report on Form 8-K, dated August 21, 2008 and incorporated herein by reference.
2.2		Amendment No. 1, dated October 1, 2008, to the Stock Purchase Agreement, dated August 19, 2008, by and among Woodward Governor Company, MPC Products Corporation, Techni-Core, Inc., The Successor Trustees of the Joseph M. Roberti Revocable Trust dated December 29, 1992, Maribeth Gentry, as Successor Trustee of the Vincent V. Roberti Revocable Trust dated April 4, 1991 and the individuals and entities named in Schedule I thereto, filed as Exhibit 10.6 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference.
3	(i)(a)	Restated Certificate of Incorporation, as amended October 3, 2007, filed as an exhibit
3	(i)(b)	Restated Certificate of Incorporation, as amended January 23, 2008, filed as an exhibit
3	(ii)	Amended and Restated Bylaws, filed as an Exhibit 3.1 to Current Report on Form 8-K, dated January 29, 2008 and incorporated herein by reference
4.1		Note Purchase Agreement dated October 15, 2001, filed as Exhibit 4 to Form 10-Q for the three months ended December 31, 2001 and incorporated herein by reference
10.1		Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Form 10-K for the year ended September 30, 2000 and incorporated herein by reference
10.2		Annual Management Incentive Compensation Plan, filed as Exhibit 10(d) to Form 10-K for the year ended September 30, 2000 and incorporated herein by reference
10.3		2002 Stock Option Plan, effective January 1, 2002 filed as Exhibit 10 (iii) to Form 10-Q for the three months ended March 31, 2002 and incorporated herein by reference
10.4		Executive Benefit Plan (non-qualified deferred compensation plan), filed as Exhibit 10(e) to Form 10-K for the year ended September 30, 2002 and incorporated herein by reference
10.5		Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Form 10-K for the year ended September 30, 2002 and incorporated herein by reference

10.6	Form of Transitional Compensation Agreement with Thomas A. Gendron filed as Exhibit 10 to Form 10-Q for the three months ended December 31, 2002 and incorporated herein by reference
10.7	Summary of Non-Employee Director Meeting Fees and Compensation, filed as an exhibit
10.8	Material Definitive Agreement with Thomas A. Gendron, filed on Form 8-K filed August 1, 2005 and incorporated herein by reference
10.9	Material Definitive Agreement with Robert F. Weber, Jr., filed on Form 8-K filed August 24, 2005 and incorporated herein by reference
10.10	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 effective April 28, 2006 and incorporated herein by reference
10.11	Form of Transitional Compensation Agreement with Robert F. Weber, Jr., dated August 22, 2005, filed as exhibit 10.11 to Form 10-K for the year ended September 30, 2005 and incorporated herein by reference
10.12	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Form 10-Q for the nine months ended June 30, 2007 and incorporated herein by reference
10.13	Amended Executive Benefit Plan, filed as Exhibit 10.13 to Form 10-K for the year ended September 30, 2007 and incorporated herein by reference
10.14	Form of Non-Qualified Stock Option Agreement filed as Exhibit 99.2 to Current Report on Form 8-K, dated November 16, 2007 and incorporated herein by reference
10.15	Second Amended and Restated Credit Agreement, filed as Exhibit 99.1 to Current Report on Form 8-K, dated October 25, 2007 and incorporated herein by reference
10.16	Summary of Executive Officer Compensation, filed as an exhibit
10.17	Dennis Benning Post Retirement Relocation Agreement, filed as Exhibit 10.17 to Form 10-K for the year ended September 30, 2007 and incorporated herein by reference
10.18	Dennis Benning Promotion Letter dated October 1, 2008, filed as an exhibit
10.19	Chad Preiss Promotion Letter dated October 1, 2008, filed as an exhibit
10.20	Term Loan Credit Agreement, dated October 1, 2008, by and among Woodward Governor Company, the institutions from time to time parties thereto as lenders and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference.
10.21	Note Purchase Agreement, dated October 1, 2008, by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference.
10.22	Amendment No. 1, dated October 1, 2008, to the Note Purchase Agreement, dated as of October 15, 2001 by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.3 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference.
10.23	Amendment No. 2 and Consent, dated October 1, 2008, to the Second Amended and Restated Credit Agreement, dated as of October 25, 2007, by and among Woodward Governor Company, certain foreign subsidiary borrowers of Woodward Governor Company from time to time parties thereto, the institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, National Association, as administrative agent, Wachovia Bank N.A. and Wells Fargo Bank N.A., as syndication agents, and Deutsche Bank Securities Inc., as documentation agent, filed as Exhibit 10.4 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference.
11	Statement on computation of earnings per share, included in Note 5 of Notes to Consolidated Financial Statements
14	Code of Ethics filed as Exhibit 14 to Form 10-K for the year ended September 30, 2003 and incorporated herein by reference
21	Subsidiaries, filed as an exhibit
23 (i)	Consent of current Independent Registered Public Accounting Firm, filed as an exhibit

23	(ii)	Consent of prior Independent Registered Public Accounting Firm, filed as an exhibit
31	(i)	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit
31	(ii)	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit
32	(i)	Section 1350 certifications, filed as an exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woodward Governor Company

/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board,
Chief Executive Officer, and President
(Principal Executive Officer)

Date: November 19, 2008

/s/  Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: November 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Cohn John D. Cohn	Director	November 19, 2008

/s/ Paul Donovan Paul Donovan	Director	November 19, 2008

/s/ Thomas A. Gendron Thomas A. Gendron	Chairman of the Board and Director	November 19, 2008

/s/ John A. Halbrook John A. Halbrook	Director	November 19, 2008

/s/ Michael H. Joyce Michael H. Joyce	Director	November 19, 2008

/s/ Mary L. Petrovich Mary L. Petrovich	Director	November 19, 2008

/s/ Larry E. Rittenberg Larry E. Rittenberg	Director	November 19, 2008

Signature	Title	Date

/s/ James R. Rulseh James R. Rulseh	Director	November 19, 2008

/s/ Dr. Ronald Sega Dr. Ronald Sega	Director	November 19, 2008

/s/ Michael T. Yonker Michael T. Yonker	Director	November 19, 2008

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2008, 2007, and 2006
(In thousands)

		Column C			Column E
	Column B	Additions
	Balance at	Charged to	Charged to
Column A	Beginning of	Costs and	Other	Column D	Balance at
Description	Year	Expenses	Accounts(a)	Deductions(b)	End of Year

Allowance for doubtful accounts:
2008	$1,886	$415	$71	$(724)	$1,648
2007	2,213	167	(331)	(163)	1,886
2006	1,965	249	363	(364)	2,213

Notes:

(a)	Includes recoveries of accounts previously written off.

(b)	Represents accounts written off and foreign currency translation adjustments. Currency translation adjustments resulted in a decrease in the reserve of $48 in fiscal 2008 and increases in the reserve of $187 in fiscal 2007 and $43 in fiscal 2006.

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Stock Purchase Agreement, dated August 19, 2008, by and among Woodward Governor Company, MPC Products Corporation, Techni-Core, Inc., The Successor Trustees of the Joseph M. Roberti Revocable Trust dated December 29, 1992, Maribeth Gentry, as Successor Trustee of the Vincent V. Roberti Revocable Trust dated April 4, 1991 and the individuals and entities named in Schedule I thereto filed as an Exhibit 10.1 to Current Report on Form 8-K, dated August 21, 2008 and incorporated herein by reference.
2.2		Amendment No. 1, dated October 1, 2008, to the Stock Purchase Agreement, dated August 19, 2008, by and among Woodward Governor Company, MPC Products Corporation, Techni-Core, Inc., The Successor Trustees of the Joseph M. Roberti Revocable Trust dated December 29, 1992, Maribeth Gentry, as Successor Trustee of the Vincent V. Roberti Revocable Trust dated April 4, 1991 and the individuals and entities named in Schedule I thereto, filed as Exhibit 10.6 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference.
3	(i)(a)	Restated Certificate of Incorporation, as amended October 3, 2007, filed as an exhibit
3	(i)(b)	Restated Certificate of Incorporation, as amended January 23, 2008, filed as an exhibit
3	(ii)	Amended and Restated Bylaws, filed as an Exhibit 3.1 to Current Report on Form 8-K, dated January 29, 2008 and incorporated herein by reference
4.1		Note Purchase Agreement dated October 15, 2001, filed as Exhibit 4 to Form 10-Q for the three months ended December 31, 2001 and incorporated herein by reference
10.1		Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Form 10-K for the year ended September 30, 2000 and incorporated herein by reference
10.2		Annual Management Incentive Compensation Plan, filed as Exhibit 10(d) to Form 10-K for the year ended September 30, 2000 and incorporated herein by reference
10.3		2002 Stock Option Plan, effective January 1, 2002 filed as Exhibit 10 (iii) to Form 10-Q for the three months ended March 31, 2002 and incorporated herein by reference
10.4		Executive Benefit Plan (non-qualified deferred compensation plan), filed as Exhibit 10(e) to Form 10-K for the year ended September 30, 2002 and incorporated herein by reference
10.5		Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Form 10-K for the year ended September 30, 2002 and incorporated herein by reference
10.6		Form of Transitional Compensation Agreement with Thomas A. Gendron filed as Exhibit 10 to Form 10-Q for the three months ended December 31, 2002 and incorporated herein by reference
10.7		Summary of Non-Employee Director Meeting Fees and Compensation, filed as an exhibit
10.8		Material Definitive Agreement with Thomas A. Gendron, filed on Form 8-K filed August 1, 2005 and incorporated herein by reference
10.9		Material Definitive Agreement with Robert F. Weber, Jr., filed on Form 8-K filed August 24, 2005 and incorporated herein by reference
10.10		2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 effective April 28, 2006 and incorporated herein by reference
10.11		Form of Transitional Compensation Agreement with Robert F. Weber, Jr., dated August 22, 2005, filed as exhibit 10.11 to Form 10-K for the year ended September 30, 2005 and incorporated herein by reference
10.12		Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Form 10-Q for the nine months ended June 30, 2007 and incorporated herein by reference
10.13		Amended Executive Benefit Plan, filed as Exhibit 10.13 to Form 10-K for the year ended September 30, 2007 and incorporated herein by reference
10.14		Form of Non-Qualified Stock Option Agreement filed as Exhibit 99.2 to Current Report on Form 8-K, dated November 16, 2007 and incorporated herein by reference
10.15		Second Amended and Restated Credit Agreement, filed as Exhibit 99.1 to Current Report on Form 8-K, dated October 25, 2007 and incorporated herein by reference
10.16		Summary of Executive Officer Compensation, filed as an exhibit
10.17		Dennis Benning Post Retirement Relocation Agreement, filed as Exhibit 10.17 to Form 10-K for the year ended September 30, 2007 and incorporated herein by reference

Exhibit
Number	Description

10.18	Dennis Benning Confirmation Letter dated October 1, 2008, filed as an exhibit
10.19	Chad Preiss Confirmation Letter dated October 1, 2008, filed as an exhibit
10.20	Term Loan Credit Agreement, dated October 1, 2008, by and among Woodward Governor Company, the institutions from time to time parties thereto as lenders and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference
10.21	Note Purchase Agreement, dated October 1, 2008, by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference
10.22	Amendment No. 1, dated October 1, 2008, to the Note Purchase Agreement, dated as of October 15, 2001 by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.3 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference
10.23	Amendment No. 2 and Consent, dated October 1, 2008, to the Second Amended and Restated Credit Agreement, dated as of October 25, 2007, by and among Woodward Governor Company, certain foreign subsidiary borrowers of Woodward Governor Company from time to time parties thereto, the institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, National Association, as administrative agent, Wachovia Bank N.A. and Wells Fargo Bank N.A., as syndication agents, and Deutsche Bank Securities Inc., as documentation agent, filed as Exhibit 10.4 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference
11	Statement on computation of earnings per share, included in Note 5 of Notes to Consolidated Financial Statements
14	Code of Ethics filed as Exhibit 14 to Form 10-K for the year ended September 30, 2003 and incorporated herein by reference
21	Subsidiaries, filed as an exhibit
23 (i)	Consent of current Independent Registered Public Accounting Firm, filed as an exhibit
23 (ii)	Consent of prior Independent Registered Public Accounting Firm, filed as an exhibit
31 (i)	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit
31 (ii)	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit
32 (i)	Section 1350 certifications, filed as an exhibit