Form 10-Q
period 2008-12-31
WOODWARD GOVERNOR CO
filed 2009-01-21
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-8408

WOODWARD GOVERNOR COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1984010 (I.R.S. Employer Identification No.)

1000 East Drake Road, Fort Collins, Colorado (Address of principal executive offices)	80525 (Zip Code)

Registrant’s telephone number, including area code:
(970) 482-5811

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $0.001455 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of January 19, 2009, 67,819,284 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands except
	per share amounts)

Net sales	$344,744	$272,063

Costs and expenses:
Cost of goods sold	244,286	190,830
Selling, general, and administrative expenses	32,460	25,980
Research and developments costs	19,084	15,626
Amortization of intangible assets	4,828	1,895
Interest expense	6,537	956
Interest income	(662)	(580)
Other, net	92	(1,132)

Total costs and expenses	306,625	233,575

Earnings before income taxes	38,119	38,488
Income taxes	(11,055)	(13,163)

Net earnings	$27,064	$25,325

Earnings per share:
Basic	$0.40	$0.37
Diluted	$0.39	$0.36
Weighted-average common shares outstanding:
Basic	67,726	67,884
Diluted	69,166	70,038
Cash dividends per share	$0.060	$0.055

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(Unaudited)
	(In thousands except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$97,520	$109,833
Accounts receivable, less allowance for losses of $2,588 and $1,648, respectively	195,227	178,128
Inventories	296,422	208,317
Deferred income tax assets	46,818	25,128
Other current assets	21,710	16,649

Total current assets	657,697	538,055
Property, plant, and equipment, net	189,604	168,651
Goodwill	325,726	139,577
Other intangibles, net	232,748	66,106
Deferred income tax assets	5,126	6,208
Other assets	13,535	8,420

Total assets	$1,424,436	$927,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$4,031
Current portion of long-term debt	19,047	11,560
Accounts payable	64,017	65,427
Income taxes payable	1,076	2,235
Accrued liabilities	110,097	85,591

Total current liabilities	194,237	168,844
Long-term debt, less current portion	415,090	33,337
Deferred income tax liabilities	96,576	27,513
Other liabilities	70,166	67,695

Total liabilities	776,069	297,389

Commitments and contingencies (Notes 4, 13, and 17)
Stockholders’ Equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued and outstanding	106	106
Additional paid-in capital	70,490	68,520
Accumulated other comprehensive earnings	13,128	20,319
Deferred compensation	5,908	5,283
Retained earnings	686,438	663,442

	776,070	757,670
Less: Treasury stock at cost, 5,141 shares and 5,261 shares, respectively	(121,795)	(122,759)
Treasury stock held for deferred compensation, at cost, 434 shares and 404 shares, respectively	(5,908)	(5,283)

Total stockholders’ equity	648,367	629,628

Total liabilities and stockholders’ equity	$1,424,436	$927,017

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net earnings	$27,064	$25,325
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,005	9,297
Net gain on sale of assets	(56)	(33)
Stock-based compensation	1,968	1,377
Excess tax benefits from stock-based compensation	(207)	(5,258)
Deferred income taxes	3,670	646
Reclassification of unrealized losses on derivatives to earnings	37	52
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	22,678	13,194
Inventories	(13,332)	(17,947)
Accounts payable and accrued liabilities	(47,252)	(27,702)
Current income taxes	1,804	7,589
Other	(4,909)	(167)

Net cash provided by operating activities	5,470	6,373

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(8,505)	(6,572)
Proceeds from sale of assets	184	267
Business acquisitions, net of cash acquired	(369,043)	—

Net cash used in investing activities	(377,364)	(6,305)

Cash flows from financing activities:
Cash dividend paid	(4,068)	(3,726)
Proceeds from sales of treasury stock as a result of exercises of stock options	760	4,160
Purchases of treasury stock	—	(4,777)
Excess tax benefits from stock compensation	207	5,258
Proceeds from issuance of long-term debt	400,000	—
Net payments on borrowings under revolving lines of credit and short-term borrowings	(4,031)	(31)
Payments of long-term debt	(10,714)	(11,884)
Payment of long-term debt assumed in MPC acquisition	(18,494)	—
Debt issuance costs	(3,063)	—

Net cash provided by (used in) financing activities	360,597	(11,000)

Effect of exchange rate changes on cash and cash equivalents	(1,016)	439

Net decrease in cash and cash equivalents	(12,313)	(10,493)
Cash and cash equivalents at beginning of period	109,833	71,635

Cash and cash equivalents at end of period	$97,520	$61,142

Supplemental cash flow information:
Interest expense paid	1,754	$1,790
Income taxes paid	5,219	2,679
Noncash investing and financing activities:
Sales of property and equipment on account	189	—
Purchases of property and equipment on account	271	—
Long-term debt assumed in a business acquisition	18,494	—

See accompanying Notes to Condensed Consolidated Financial Statements.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts)

Note 1.	Basis of presentation and nature of operations

A.	Basis of presentation

The Condensed Consolidated Financial Statements of Woodward Governor Company (“Woodward” or the “Company”) as of December 31, 2008 and for the three months ended December 31, 2008 and 2007, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly Woodward’s financial position as of December 31, 2008, and the results of operations and cash flows for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2008 was derived from Woodward’s annual report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.

The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Woodward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and other financial information filed with the SEC.

The preparation of the Condensed Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, at the date of the financial statements and the reported revenues and expenses recognized during the reporting period and certain financial statement disclosures. Significant estimates in these Condensed Consolidated Financial Statements include allowances for losses, net realizable value of inventories, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, and the valuation of stock compensation instruments granted to employees. Actual results could vary materially from Woodward’s estimates.

At the 2007 annual meeting of stockholders on January 23, 2008, stockholders approved a two-for-one stock split. The stock split became effective for stockholders at the close of business on February 1, 2008. The number of shares of stock and per share amounts reported in these Condensed Consolidated Financial Statements have been updated from amounts reported prior to February 1, 2008, to reflect the effects of the split.

B.	Nature of operations

Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions for commercial and military aircraft, turbines, reciprocating engines, and electrical power system equipment. Woodward’s innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable and more cost-effective equipment. Leading original equipment manufacturers use Woodward’s products and services in aerospace, power and process industries, and transportation.

Woodward operates in the following four business segments:

•	Turbine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Engine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which includes power generation, transportation, and process industries.

•	Electrical Power Systems develops and manufactures systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which includes power generation, power distribution, transportation, and process industries.

•	Airframe Systems develops and manufactures high-performance cockpit and electromechanical motion control systems, including sensors, primarily for aerospace applications.

On October 1, 2008, Woodward completed the acquisition of MPC Products Corporation (“MPC Products”) and Techni-Core, Inc. (“Techni-Core” and, together with MPC Products, “MPC”), which formed the basis for the Airframe Systems business segment. Additional information about Airframe Systems and the acquisition is included in Note 3, “Business Acquisitions.”

C.	Recently adopted accounting policies

MPC derives revenue from manufactured products and fixed price and cost reimbursable contracts. Revenue on manufactured parts is recognized when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectability from the customer is reasonably assured. Product delivery is generally considered to have occurred when the customer has taken title and assumed the risks and rewards of ownership of the products. In countries whose laws provide for retention of some form of title by sellers enabling recovery of goods in the event of customer default on payment, product delivery is considered to have occurred when the customer has assumed the risks and rewards of ownership of the products.

Revenue related to fixed price contracts is recognized on a completed contract method. Revenue from cost reimbursable type contracts is recognized on the basis of reimbursable contract costs incurred during the period including applicable fringe, overheads, and general administrative expenses, plus the completion of specified contractual milestones. MPC does not progress bill for any services where the contract has not been completed or where the contract does not have specified milestones.

Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Change in job performance, job conditions, and estimated profitability may result in revisions to costs and revenue, and are recognized in the period in which the revisions are determined.

Certain of the MPC’s contracts are with the U.S. government and commercial customers and are subject to audit and adjustment. For all such contracts, revenues have been recorded based upon those amounts expected to be realized upon final settlement.

Note 2.	Recently adopted and issued but not yet effective accounting standards

A.	Accounting changes and recently adopted accounting standards

SFAS 157:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial assets and liabilities that are measured at fair value. SFAS 157 does not change existing guidance on whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

measurements, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date for SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.

On October 1, 2008, Woodward adopted the measurement and disclosure impact of SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-3 only with respect to financial assets and liabilities. The adoption did not have a material impact on the Condensed Consolidated Financial Statements. Woodward expects to adopt the nonfinancial assets and liabilities portion of SFAS 157 in the first quarter of fiscal 2010 and is currently evaluating the impact the adoption may have on its Condensed Consolidated Financial Statements.

Financial assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheet are categorized based upon the fair value hierarchy established by SFAS 157, which prioritizes the inputs used to measure fair value into the following levels:

Level 1:  Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2:  Quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3:  Inputs reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

The following table presents information about Woodward’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

Financial assets:
Trading securities	$4,641	$—	$—	$4,641

Total financial assets	$4,641	$—	$—	$4,641

Trading securities:  Woodward holds marketable equity securities, through investment in various mutual funds, related to its deferred compensation program. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with realized gains and losses recognized in earnings. The trading securities are included in “Other current assets.” The fair values of Woodward’s trading securities are based on the quoted market prices for the net asset value of the various mutual funds.

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 became effective for Woodward on October 1, 2008. Woodward has not elected to apply SFAS 159 to any eligible items.

FAS 140-4 and FIN 46(R)-8:  In December 2008, the FASB issued FSP FAS 140-4 and Financial Interpretations (“FIN”) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” are finalized and approved by the FASB. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. FSP FAS 140-4 and FIN 46(R)-8 became effective for Woodward on October 1, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 had no impact on Woodward’s Condensed Consolidated Financial Statements.

B.	Issued but not yet effective accounting standards:

EITF 07-1:  In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for interim or annual reporting periods beginning after December 15, 2008 (fiscal 2010 for Woodward). Woodward is currently evaluating the impact EITF 07-1 may have on its Condensed Consolidated Financial Statements.

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

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51,” (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result, SFAS 160 is effective for Woodward in the first quarter of fiscal 2010. Woodward is currently evaluating the impact SFAS 160 may have on its Condensed Consolidated Financial Statements.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010 for Woodward). Woodward is currently assessing the impact that SFAS 161 may have on its Condensed Consolidated Financial Statements.

FSP FAS 142-3:  In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for Woodward). Woodward is currently assessing the impact that FSP FAS 142-3 may have on its Condensed Consolidated Financial Statements.

SFAS 162:  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. The new standard is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Woodward is currently assessing the impact that SFAS 162 may have on its Condensed Consolidated Financial Statements.

FSP EITF 03-6-1:  In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in stock-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share.” The new FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (fiscal 2010 for Woodward). Early application is not permitted. Woodward’s unvested options are not eligible to receive dividends; therefore, Woodward does not believe that FSP EITF 03-06-1 will have any impact on its Condensed Consolidated Financial Statements.

FSP 132(R)-1:  In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). The guidance requires employers to disclose factors that help investors understand a plan’s investment policies and strategies, the nature of each asset category in the plan and the risks associated with the categories, information that helps investors assess the data and valuation methods used to develop fair value measurements for plan assets, particularly for instruments that are not actively trading in open markets, and concentrations of risk in the plan. FSP 132(R)-1 will be effective for fiscal years ending after December 15, 2009 (fiscal 2010 for Woodward). Woodward is currently assessing the impact that FSP FAS 142-3 may have on its Condensed Consolidated Financial Statements.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 3.	Business acquisitions

Woodward has recorded all acquisitions using the purchase method of accounting and, accordingly, has included the results of operations of acquired businesses in Woodward’s consolidated results as of the date of each acquisition. In accordance with SFAS 141, Business Combinations, the respective purchase prices for Woodward’s acquisition activity is allocated to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over the respective fair values of assets is recorded as goodwill. Goodwill is not amortized for book purposes in accordance with SFAS 142. The goodwill resulting from the MPC and MotoTron acquisitions is not tax deductible.

MPC acquisition

On October 1, 2008, Woodward acquired all of the outstanding stock of Techni-Core and all of the outstanding shares of stock of MPC Products not owned by Techni-Core for approximately $369,719. The estimated purchase price is included in “Cash flows from investing activities” in the Statement of Cash Flows. The Company paid cash at closing, net of cash acquired of approximately $334,165, a portion of which was used by the Company to repay the outstanding debt of MPC in an aggregate amount equal to approximately $18,494, including accrued interest. In addition, contractual change of control payments totaling $32,175 were made during October, 2008.

Restructuring charges include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts. These restructuring charges and related actions are expected to provide for future cost reductions and other earnings improvements. Change of control payments represent estimated payments to certain MPC employees as a result of employment agreements in place prior to the acquisition. Direct transaction costs include investment banking, legal, and accounting fees and other external costs directly related to the acquisition.

MPC is an industry leader in the manufacture of high-performance electromechanical motion control systems primarily for aerospace applications. MPC’s main product lines include high performance electric motors and sensors, analog and digital control electronics, rotary and linear actuation systems, and flight deck and fly-by-wire systems for commercial and military aerospace programs. Through an improved focus on aerospace energy control solution, MPC complements Woodward’s energy and motion control technologies and will improve Woodward’s system offerings. MPC formed the basis of the fourth Woodward business segment, Airframe Systems, in the first quarter of fiscal 2009.

The preliminary purchase price of the MPC acquisition is as follows:

Cash paid to owners (net of cash acquired)	$315,671
Long-term liabilities assumed	18,494
Contractual change in control obligations	32,175
Estimated direct transaction costs	3,379

Total estimated purchase price	$369,719

The Department of Justice accrual of approximately $25,000 would be paid upon agreement with the Department of Justice and the U.S. District Court (See Note 17. Contingencies) and payments associated with this pre-acquisition contingency will be incremental to the estimated purchase price above. The amount paid to owners, as shown above, was reduced by this $25,000 contingency at closing.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the MPC acquisition, including accrued restructuring costs:

At October 1,
2008

Current assets	$114,497
Property, plant, and equipment	21,402
Intangible assets	163,800
Deferred income tax assets	23,208
Goodwill	181,727
Other assets	1,513

Total assets acquired	506,147

Other Current liabilities	33,929
Department of Justice matter	25,000
Accrued restructuring charges	10,000
Deferred rent	662
Deferred tax liabilities	64,673
Other tax — noncurrent	2,164

Total liabilities assumed	136,428

Net assets acquired	$369,719

A summary of the intangible assets acquired, amortization method, and estimated useful lives follows:

		Weighted
		Average
		Useful	Amortization
	Amount	Life	Method

Trade name	$3,700	5 years	Accelerated
Technology	25,600	15 years	Accelerated
Non-compete agreements	1,000	2 years	Straight Line
Backlog	12,500	3 years	Accelerated
Product Software	6,200	13 years	Accelerated
Customer relationships	114,800	16 years	Accelerated

Total	$163,800	14 years

The cost of the MPC acquisition may increase or decrease based on the outcome of a working capital adjustment procedure customary to purchase agreements. Woodward is in the process of finalizing valuations of property, plant, and equipment, other intangibles, and estimates of liabilities associated with the acquisition.

The results of MPC’s operations are included in Woodward’s Condensed Consolidated Statement of Earnings beginning October 1, 2008.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Pro forma results for MPC acquisition

The following unaudited pro forma financial information presents the combined results of operations of Woodward and MPC as if the acquisition had occurred as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information for the three months ended December 31, 2008 includes the historical results of Woodward for the three months ended December 31, 2008, which includes post-acquisition results of MPC for the three months ended December 31, 2008. The unaudited pro forma financial information for the three months ended December 31, 2007 combines the historical results of Woodward for the three months ended December 31, 2007 with the historical results of MPC for the three months ended December 31, 2007. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, restructuring charges, adjustments for restricted stock units issued, adjustments for depreciation expense for property, plant and equipment, adjustments to interest expense and related tax effects. In December 2007, MPC recorded a liability totaling $25,000 related to the U.S. Department of Justice (“DOJ”) matter discussed in Note 17, Contingencies. The unaudited pro forma results follow:

	Three Months Ended
	December 31,
	2008	2007

Revenue	$344,744	$326,353
Net earnings (loss)	$27,064	$(382)
Earnings per share:
Basic	$0.40	$(.01)
Diluted	$0.39	$(.01)

MotoTron acquisition

On October 6, 2008, Woodward acquired all of the outstanding capital stock of MotoTron Corporation (“MotoTron”) and the intellectual property assets owned by its parent company, Brunswick Corporation, which are used in connection with the MotoTron business for approximately $17,263. The estimated purchase price was included in “Cash flows from investing activities” in the Statement of Cash Flows. The Company paid cash at closing of approximately $17,000.

MotoTron specializes in software tools and processes used to rapidly develop control systems for marine, power generation, industrial and other engine equipment applications. MotoTron was integrated into Woodward’s Engine Systems business segment.

MotoTron has been an important supplier and partner to Woodward since 2002 and has helped Woodard be better positioned in electronic control technologies for the alternative-fueled bus and mobile equipment markets. The acquisition of MotoTron further strengthens Woodward’s ability to serve the transportation and power generation markets.

The preliminary purchase price of the MotoTron acquisition is as follows:

Cash paid to owners	$17,000
Estimated direct transaction costs	263

Total estimated purchase price	$17,263

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A summary of the preliminary estimated fair values of assets acquired, amortization methods, and estimated useful lives follows:

At October 1,
2008

Current assets	$3,886
Deferred income tax assets — current	249
Property, plant and equipment	939
Intangible assets	7,771
Goodwill	6,276
Deferred income tax assets	8
Other assets	136

Total assets acquired	19,265

Current liabilities	1,661
Accrued restructuring charges	341

Total liabilities assumed	2,002

Net assets acquired	$17,263

A summary of the intangible assets acquired and liabilities assumed follows:

		Weighted
		Average	Amortization
	Amount	Useful Life	Method

Customer relationships	$68	17 years	Accelerated
Process technology	3,640	15 years	Accelerated
Product Software	3,603	13 years	Accelerated
Other intangibles	460	5 years	Accelerated

Total	$7,771	13 years

Woodward is in the process of finalizing valuations of property, plant, and equipment, other intangibles, and estimates of liabilities.

The results of MotoTron’s operations are included in Woodward’s Condensed Consolidated Statement of Earnings beginning October 6, 2008. If the acquisition had been completed on October 1, 2008, Woodward’s net sales and net earnings for the quarter ended December 31, 2008 would not have been materially different from amounts reported in the Condensed Consolidated Statements of Earnings.

Note 4.	Income taxes

Effective Annual Tax Rate for Interim Reporting — U.S. GAAP requires that the interim period tax provision be determined as follows:

•	At the end of each quarter, Woodward estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

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

The following table sets out the tax expense and the effective tax rate for Woodward’s income from operations:

	Three Months Ended
	December 31,
	2008	2007

Earnings before income taxes	$38,119	$38,488
Income tax expense	11,055	13,163
Effective tax rate	29.0%	34.2%

Income taxes for the three months ended December 31, 2008 included an expense reduction of $2,018 related to the retroactive extension of the U.S. research and experimentation tax credit. This expense reduction related to the estimated amount of the credit applicable to the period January 1, 2008 through September 30, 2008.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $23,117 at December 31, 2008 and $22,576 at September 30, 2008. At December 31, 2008, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $19,576. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $7,714 in the next twelve months through completion of reviews by various worldwide tax authorities.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $6,485 and $5,956 as of December 31, 2008 and September 30, 2008, respectively.

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. Woodward is subject to domestic income tax examinations for fiscal years 2003 and forward.

Note 5.	Net earnings per share

Net earnings per share — basic is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net earnings per share — diluted reflects the weighted average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The average shares of stock outstanding decreased during fiscal 2008 as a result of shares repurchased under Woodward’s ongoing stock repurchase program.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted:

	Three Months Ended
	December 31,
	2008	2007

Numerator:
Net earnings	$27,064	$25,325

Denominator:
Basic	67,726	67,884
Assumed exercise of dilutive stock options	1,440	2,154

Diluted	69,166	70,038

Net earnings per common share:
Basic	$0.40	$0.37

Diluted	0.39	0.36

The following stock options were outstanding during the three months ended December 31, 2008 and 2007, but were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	December 31,
	2008	2007

Stock options	464	240

Note 6.	Inventories

	December 31,	September 30,
	2008	2008

Raw materials	$19,480	$16,221
Work in progress	67,093	41,047
Component parts and finished goods	209,849	151,049

	$296,422	$208,317

Component parts may be sold directly to customers or may be incorporated into finished goods.

Note 7.	Property, plant, and equipment — net

	December 31,	September 30,
	2008	2008

Land	15,057	$13,343
Buildings and improvements	193,312	188,359
Machinery and equipment	303,693	286,074
Construction in progress	14,417	16,524

	526,479	504,300
Less accumulated depreciation	(336,875)	(335,649)

Property, plant, and equipment, net	$189,604	$168,651

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended
	December 31,
	2008	2007

Depreciation expense	$9,177	$7,402

Note 8.	Goodwill

	September 30,		Translation	December 31,
	2008	Additions	Gains/(Losses)	2008

Turbine Systems	$86,565	$—	$—	$86,565
Engine Systems	35,631	6,283	(1,868)	40,046
Electrical Power Systems	17,381	—	7	17,388
Airframe Systems	—	181,727	—	181,727

Consolidated	$139,577	$188,010	$(1,861)	$325,726

Note 9.	Other intangibles — net

	December 31, 2008			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Customer relationships:
Turbine Systems	$44,327	$(15,638)	$28,689	$44,327	$(15,268)	$29,059
Engine Systems	20,675	(10,337)	10,338	20,607	(9,877)	10,730
Electrical Power Systems	2,233	(484)	1,749	2,190	(386)	1,804
Airframe Systems	114,800	(436)	114,364	—	—	—

Total	$182,035	$(26,895)	$155,140	$67,124	$(25,531)	$41,593

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Engine Systems	12,531	(5,527)	7,004	12,705	(5,408)	7,297
Electrical Power Systems	3,325	(1,810)	1,515	2,790	(1,220)	1,570
Airframe Systems	—	—	—	—	—	—

Total	$15,856	$(7,337)	$8,519	$15,495	$(6,628)	$8,867

Process technology:
Turbine Systems	$11,941	$(4,213)	$7,728	$11,941	$(4,113)	$7,828
Engine Systems	12,593	(3,089)	9,504	5,350	(2,853)	2,497
Electrical Power Systems	1,338	(1,171)	167	1,338	(1,129)	209
Airframe Systems	31,800	(455)	31,345	—	—	—

Total	$57,672	$(8,928)	$48,744	$18,629	$(8,095)	$10,534

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Patents:
Turbine Systems	$—	$—	$—	$—	$—	$—
Engine Systems	—	—	—	—	—	—
Electrical Power Systems	4,444	(784)	3,660	4,442	(693)	3,749
Airframe Systems	—	—	—	—	—	—

Total	$4,444	$(784)	$3,660	$4,442	$(693)	$3,749

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Engine Systems	460	(13)	447	—	—	—
Electrical Power Systems	1,563	(225)	1,338	1,563	(200)	1,363
Airframe Systems	17,200	(2,300)	14,900	—	—	—

Total	$19,223	$(2,538)	$16,685	$1,563	$(200)	$1,363

Consolidated	$279,230	$(46,482)	$232,748	$107,253	$(41,147)	$66,106

	Three Months Ended
	December 31,
	2008	2007

Amortization expense	$4,828	$1,895

Amortization expense associated with current intangibles is expected to be:

Year Ending September 30:

2009 (remaining)	$14,524
2010	22,117
2011	21,278
2012	20,547
2013	19,394
Thereafter	134,888

$232,748

Note 10.	Long-term debt and line of credit facilities

Term Loan Credit Agreement

On October 1, 2008, Woodward entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), which provides for a $150,000 unsecured term loan facility, and may, from time to time, be expanded by up to $50,000 of additional indebtedness, subject to the Company’s compliance with certain conditions and the lenders’ participation. The Term Loan Credit Agreement bears interest at LIBOR plus 1.00% to 2.25%, requires quarterly principal payments of $1,875 beginning in March 2009, and matures in October 2013.

The Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

persons, make capital expenditures, make certain investments, make certain restricted payments, make dividend payments, and enter into material transactions with affiliates. The Term Loan Credit Agreement contains financial covenants requiring that (a) the Company’s ratio of consolidated net debt to consolidated earnings before taxes, interest, depreciation and amortization (“EBITDA”) not exceed 3.5 to 1.0 and (b) the Company have a minimum consolidated net worth of $400,000 plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The Term Loan Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the lenders to accelerate the amounts due.

Woodward’s obligations under the Term Loan Credit Agreement are guaranteed by Woodward FST, Inc. (“FST”) and MPC, each of which is a wholly owned subsidiary of Woodward.

Note Purchase Agreement

Also on October 1, 2008, Woodward entered into a Note Purchase Agreement (the “Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $250,000 comprised of (a) $100,000 aggregate principal amount of Series B Senior Notes due October 1, 2013 (the “Series B Notes”), (b) $50,000 aggregate principal amount of Series C Senior Notes due October 1, 2015 (the “Series C Notes”) and (c) $100,000 aggregate principal amount of Series D Senior Notes due October 1, 2018 (the “Series D Notes” and, together with the Series B Notes and Series C Notes, the “Notes”) in a series of private placement transactions which were consummated on October 1, 2008 and October 30, 2008.

The Notes issued in the private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

The Series B Notes have a maturity date of October 1, 2013 and bear interest at a rate of 5.63% per annum. The Series C Notes have a maturity date of October 1, 2015 and bear interest at a rate of 5.92% per annum. The Series D Notes have a maturity date of October 1, 2018 and bear interest at a rate of 6.39% per annum. Under certain circumstances, the interest rate on each series of Notes is subject to increase if Woodward’s leverage ratio of consolidated net debt to consolidated EBITDA increases beyond 3.5 to 1.0. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid. Interest payments commence on April 1, 2009.

Woodward’s obligations under the Note Purchase Agreement and the Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under the Term Loan Credit Agreement.

The Note Purchase Agreement contains restrictive covenants customary for such financings, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell its assets, merge or consolidate with other persons, make dividend payments and enter into material transactions with affiliates. The Note Purchase Agreement also contains events of default customary for such financings, the occurrence of which would permit the Purchasers of the Notes to accelerate the amounts due.

The Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated EBITDA not exceed 4.0 to 1.0 during any material acquisition period, or 3.5 to 1.0 at any other time on a rolling four quarter basis, and (b) consolidated net worth at any time equal or exceed $425,000 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2008. Additionally, under the Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter.

Woodward was in compliance with its financial debt covenants at December 31, 2008.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Woodward is permitted at any time, at its option, to prepay all, or from time to time to prepay any part of, the then outstanding principal amount of any series of the Notes at 100% of the principal amount of the series of Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable make-whole amount. The make-whole amount is computed by discounting the remaining scheduled payments of interest and principal of the Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the Notes being prepaid.

Woodward’s obligations under the Note Purchase Agreement and the Notes are guaranteed by FST and MPC, each of which is a wholly owned subsidiary of Woodward.

Outstanding long-term debt

Long-term debt consisted of the following:

	At December 31,	At September 30,
	2008	2008

Senior notes — 6.39%, due October 2011; unsecured; guaranteed by FST and MPC	$32,143	$42,857
Term note — 4.25% — 6.95%, due May 2009 to September 2012, secured by land and buildings	1,660	1,659
Term loan — 5.55% at December 31, 2008, matures October 2013; unsecured; guaranteed by FST and MPC	150,000	—
Series B Notes — 5.63%, due October 2013; unsecured; guaranteed by FST and MPC	100,000	—
Series C Notes — 5.92%, due October 2015; unsecured; guaranteed by FST and MPC	50,000	—
Series D Notes — 6.39%, due October 2018; unsecured; guaranteed by FST and MPC	100,000	—
Fair value hedge adjustment for unrecognized discontinued hedge gains	334	381

	434,137	44,897
Less: current portion	(19,047)	(11,560)

Long-term debt, less current portion	$415,090	$33,337

The senior notes, term loan, Series B Notes, Series C Notes, and Series D Notes are held by multiple institutions. The term notes are held by banks in Germany.

The current portion of long-term debt includes $170 and $183 at December 31, 2008 and September 30, 2008, respectively, related to the fair value hedge adjustment for unrecognized discontinued hedge gains.

Required future principal payments of outstanding long-term debt are as follows:

At December 31,
Year Ending September 30,	2008

2009 (remaining)	$6,288
2010	18,697
2011	18,565
2012	18,378
2013	7,500
Thereafter	364,375

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Debt Issuance Costs

During the first quarter of 2009, Woodward incurred $3,063 of debt issuance costs which are being amortized on a straight line basis, which approximates the effective interest method, over the term of the debt to which the costs relate. The related amortization is recognized as interest expense. As of December 31, 2008, Woodward had $2,939 of unamortized debt issuance costs.

Lines of Credit

As of December 31, 2008, Woodward had a $225,000 revolving line of credit facility that involved unsecured financing arrangements with a syndicate of U.S. banks. The agreement provided for an option to increase the amount of the line to $350,000 and has an expiration date of October 2012. Interest rates on borrowings under the agreement vary with LIBOR, the federal funds rate, or the prime rate. There were no amounts outstanding under the revolving line of credit as of December 31, 2008 or September 30, 2008.

Woodward also had various foreign lines of credit. The lines are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the banks.

Note 11.	Accrued liabilities

	December 31,	September 30,
	2008	2008

Salaries and other member benefits	$26,149	$51,773
Department of Justice matter	25,000	—
Restructuring charges	10,936	801
Warranties	8,156	7,232
Interest payable	6,040	1,257
Accrued retirement benefits	5,501	5,865
Taxes, other than income	4,253	6,908
Other	24,062	11,755

	$110,097	$85,591

Provisions of the sales agreements include product warranties customary to such agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

Balance, September 30, 2008	$7,232
Increases in accruals related to warranties during the period	752
Increases due to acquisition of MPC and MotoTron	2,113
Settlements of amounts accrued	(1,931)
Foreign currency exchange rate changes	(10)

Balance, December 31, 2008	$8,156

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restructuring charges include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts. These restructuring charges and related actions are expected to provide for future cost reductions and other earnings improvements. Woodward estimates that the implementation of its restructuring charges will be completed in fiscal year 2009. The summary of the changes in restructuring charges during the three months ended December 31, 2008 is as follows:

Accrued restructuring charges, October 1, 2008	$801
Additions (See Note 3)	10,341
Payments	(142)
Foreign currency exchange rates	(64)

Accrued restructuring charges, December 31, 2008	$10,936

Note 12.	Other liabilities

	December 31,	September 30,
	2008	2008

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$42,672	$42,103
Other	27,494	25,592

	$70,166	$67,695

Note 13.	Retirement benefits

A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s retirement and healthcare benefit plans. U.S. GAAP requires that the funded status reported in interim periods shall be the same asset or liability recognized in the previous year-end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan, or benefit payments.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of the net periodic pension cost related to continuing operations are as follows:

	Three Months Ended
	December 31,
	2008	2007

Retirement pension benefits — United States:
Service cost	$—	$—
Interest cost	287	281
Expected return on plan assets	(282)	(341)
Amortization of:
Net actuarial gain	84	30
Prior service cost	(65)	(65)

Net periodic benefit (cost)	$24	$(95)

Contributions	$—	$—

Retirement pension benefits — other countries:
Service cost	$179	$237
Interest cost	549	726
Expected return on plan assets	(550)	(761)
Amortization of:
Transition obligation	20	23
Net actuarial gain	34	47
Prior service cost	(2)	(2)

Net periodic benefit	$230	$270

Contributions	$829	$1,028

The components of the net periodic retirement healthcare benefits related to continuing operations are as follows:

Retirement healthcare benefits:

	Three Months Ended
	December 31,
	2008	2007

Service costs	$42	$61
Interest cost	563	613
Amortization of:
Net actuarial gain	24	48
Prior service cost	(808)	(630)

Net periodic benefit (cost)	$(179)	$92

Contributions	$745	$549

Woodward expects its contributions for retirement pension benefits will be $0 in the United States and $2,426 in other countries in 2009. Woodward also expects its contributions for retirement healthcare benefits will be $2,783 in 2009, less amounts received as U.S. subsidies. The exact amount of cash contributions made to these plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2009 may differ from the current estimate.

Note 14.	Stock-based compensation

A.	Stock options

Stock options are granted to Woodward’s key management members. The grant date for these awards is used for the measurement date. These awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.

Woodward uses the Black-Scholes-Merton pricing model to value its stock options. Expected volatilities are based on historical volatility using daily stock price observations. Woodward uses an expected life equal to the midpoint between the vesting date and the date of contractual expiration of the options, as permitted by the SEC’s Staff Accounting Bulletin 107 “Share-Based Payment”. Dividend yields are based on historical dividends. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant. Assumptions used to value options granted follow:

	Three Months Ended
	December 31,
	2008	2007

Expected term	7 years	7 years
Estimated volatility	43%	37%
Estimated dividend yield	1.4%	1.7%
Risk-free interest rate	3.1%	3.7%

A summary for the activity for stock option awards in the three months ended December 31, 2008 follows:

		Weighted-Average
Stock Options	Number	Exercise Price

Balance at September 30, 2008	4,387	$13.29
Options granted	309	18.67
Options exercised	(20)	6.97
Options forfeited	(13)	20.19

Balance at December 31, 2008	4,663	$13.45

B.	Restricted stock

In fiscal year 2009, Woodward granted restricted stock from treasury stock shares to eligible management employees of MPC pursuant to the Woodward Governor Company 2006 Omnibus Incentive Plan. These restricted stock shares vest in two years; however, vesting would be accelerated in the event of disability or death of a grantee or change in control of Woodward, as defined in the restricted stock agreement. Woodward recognizes stock compensation on a straight-line basis over the requisite service period. Restricted stock grantees participate in dividends and have voting rights, but may not sell or transfer shares of restricted stock. Upon vesting, shares become freely transferable.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A summary for the activity for restricted stock awards in the three months ended December 31, 2008 follows:

		Weighted-Average
		Exercise Grant
Restricted Stock	Number	Price per Share

Balance at September 30, 2008	—	n/a
Shares granted	70	$33.49
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at December 31, 2008	70	$33.49

Note 15.	Accumulated other comprehensive earnings

Accumulated foreign currency translation adjustments:
Balance at September 30, 2008	$23,543
Translation adjustments	(3,562)
Taxes associated with foreign currency translation	(3,545)

Balance at December 31, 2008	$16,436

Accumulated unrealized derivative losses:
Balance at September 30, 2008	$(137)
Reclassification to interest expense	37
Taxes associated with interest reclassification	(14)

Balance at December 31, 2008	$(114)

Accumulated minimum pension liability adjustments:
Balance at September 30, 2008	$(3,087)
Minimum pension liability adjustment	(107)
Taxes associated with minimum pension liability	—

Balance at December 31, 2008	$(3,194)

Note 16.	Total comprehensive earnings

	Three Months Ended
	December 31,
	2008	2007

Net earnings	$27,064	$25,325
Other comprehensive earnings:
Foreign currency translation adjustments	(7,107)	(3,531)
Reclassification of unrealized losses on derivatives to earnings	23	(32)
Minimum pension liability adjustment	(107)	394

Total comprehensive earnings	$19,873	$22,156

Note 17.	Contingencies

Woodward is currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. The Company

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

In addition, MPC, one of Woodward’s newly acquired subsidiaries, is subject to an investigation by the U.S. Department of Justice regarding certain of its pricing practices prior to 2006 related to government contracts. MPC and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals within the DOJ. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC. MPC is also in the process of working with the U.S. Department of Defense to resolve any administrative matters that may arise out of the investigation. There can be no assurance as to the resolution of these matters. The purchase price paid by Woodward in connection with the acquisition of MPC was reduced by $25,000, which represents the amount agreed to in principle by MPC with the U.S. Attorney and is reflected in MPC’s statement of operations during the three months ended December 31, 2007. Any resulting fines or other sanctions beyond this amount could have a material negative impact on Woodward.

There are also other individual matters that management believes the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible there could be additional losses that have not been accrued, management currently believes the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate, excluding the DOJ matter.

Woodward currently does not have any material administrative or judicial proceedings arising under any Federal, State, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

Woodward does not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the Company, as defined in certain executive officers’ employment agreements, Woodward may be required to pay termination benefits to such executive officers.

Note 18.	Financial instruments

The estimated fair values of Woodward’s financial instruments were as follows:

	At December 31, 2008		At September 30, 2008
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Cost	Fair Value	Cost

Cash and cash equivalents	$97,520	$97,520	$109,833	$109,833
Investments in deferred compensation program	4,641	4,641	3,931	3,931
Short-term borrowings	—	—	(4,031)	(4,031)
Long-term debt, including current portion	(423,427)	(433,803)	(44,836)	(44,516)

The fair values of cash and cash equivalents and short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and short-term borrowings have short-term maturities and market interest rates.

Investments related to the deferred compensation program used to provide deferred compensation benefits to certain employees are assumed to be equal to their carrying amounts since the asset and are marked to market value each reporting period.

The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 6.2% at December 31, 2008 and 6.0% at September 30, 2008.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 19.	Segment information

A summary of consolidated net sales and earnings follows:

	Three Months Ended
	December 31,
	2008	2007

Segment net sales:
Turbine Systems
External net sales	$140,173	$126,782
Intersegment sales	4,537	4,011

Total segment net sales	$144,710	$130,793

Engine Systems
External net sales	$104,994	$103,751
Intersegment sales	9,229	10,283

Total segment net sales	$114,223	$114,034

Electrical Power Systems
External net sales	$47,917	$41,530
Intersegment sales	13,925	15,944

Total segment net sales	$61,842	$57,474

Airframe Systems
External net sales	$51,660	$—
Intersegment sales	658	—

Total segment net sales	$52,318	$—

Consolidated external net sales	$344,744	$272,063

Segment earnings:
Turbine Systems	$29,135	$27,228
Engine Systems	11,695	12,061
Electrical Power Systems	9,166	7,194
Airframe Systems	1,801	—

Total segment earnings	51,797	46,483
Nonsegment expenses	(7,803)	(7,619)
Interest expense and income, net	(5,875)	(376)

Consolidated earnings before income taxes	$38,119	$38,488

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Segment assets consist of accounts receivable, inventories, property, plant, and equipment — net, goodwill, and other intangibles — net. A summary of consolidated total assets follows:

	December 31,	September 30,
	2008	2008

Segment assets:
Turbine Systems	$369,389	$371,275
Engine Systems	247,676	242,350
Electrical Power Systems	133,433	133,928
Airframe Systems	469,965	—

Total segment assets	1,220,463	747,553
Unallocated corporate property, plant, and equipment, net	16,552	13,226
Other unallocated assets	187,421	166,238

Consolidated total assets	$1,424,436	$927,017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecasts,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash and other measures of financial performance;

•	descriptions of our plans and expectations for future operations;

•	the effect of economic downturns or growth in particular regions;

•	the effect of changes in the level of activity in particular industries or markets;

•	the availability and cost of materials, components, services, and supplies;

•	the scope, nature, or impact of acquisition activity and integration into our businesses;

•	the development, production, and support of advanced technologies and new products and services;

•	new business opportunities;

•	restructuring costs and savings;

•	the outcome of contingencies;

•	future repurchases of common stock;

•	future levels of indebtedness and capital spending; and

•	pension plan assumptions and future contributions.

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:

•	a decline in business with our significant customers;

•	our ability to forecast future sales and earnings;

•	the recent instability of the credit markets and other adverse economic and industry conditions;

•	fines or sanctions resulting from the outcomes of the investigation by the U.S. Department of Justice (the “DOJ”) regarding certain pricing practices of MPC Products Corporation, one of our wholly-owned subsidiaries, prior to 2006;

•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;

•	our ability to reduce our expenses in proportion to any sales shortfalls;

•	the ability of our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;

•	the success of or expenses associated with our product development activities;

•	our ability to integrate acquisitions and costs related thereto;

•	our ability to operate our business and pursue business strategies in the light of certain restrictive covenants in our outstanding debt documents;

•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;

•	changes in domestic or international tax statutes and future subsidiary results;

•	environmental liabilities related to manufacturing activities;

•	our continued access to a stable workforce and favorable labor relations with our employees;

•	our ability to successfully manage regulatory, tax and legal matters (including product liability, patent and intellectual property matters);and

•	risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. Other factors are discussed under “Risk Factors” in our SEC filings are incorporated by reference.

Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2008. We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

Woodward Governor Company (“Woodward,” the “Company”) designs, manufactures, and services energy control systems and components for commercial and military aircraft, turbines, reciprocating engines, and electrical power system equipment. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable and more cost-effective equipment. Leading original equipment manufacturers (“OEMs”) use our products and services in aerospace, power and process industries, and transportation.

Our strategic focuses are Energy Control and Optimization Solutions. The control of energy — fluid energy, combustion, electrical energy, and motion — is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions, and operations of power equipment. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation, and electronic systems. We focus primarily on OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.

We have four operating segments — Turbine Systems, Engine Systems, Electrical Power Systems, and Airframe Systems.

•	Turbine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Engine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which include power generation, transportation, and process industries.

•	Electrical Power Systems develops and manufactures systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which include power generation, power distribution, transportation, and process industries.

•	Airframe Systems was added October 1, 2008 when we acquired all of the outstanding shares of stock of Techni-Core, Inc. (“Techni-Core”) and all of the outstanding shares of stock of MPC Products Corporation (“MPC Products” and, together with Techni-Core, “MPC”) in a transaction valued at approximately $369,719. MPC was a privately-held company and remains headquartered in Skokie, Illinois. MPC develops and manufactures high performance motors and sensors, analog and digital control electronics, rotary and linear actuation systems, and flight deck, cockpit, and fly-by-wire systems. MPC’s products are used in both commercial and military aerospace programs. MPC’s customer list includes major OEM airframers such as Boeing and Airbus, as well as tier-one suppliers, such as Raytheon and Honeywell. Our new Airframe Systems segment allows us to focus on the airframe applications of both MPC’s and Woodward’s technologies and products.

We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.

This discussion should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2008, and the consolidated financial statements and notes included in this report. Dollar amounts contained in this discussion and elsewhere in this Quarterly Report on Form 10-Q are in thousands.

At the 2007 annual meeting of stockholders on January 23, 2008, stockholders approved a two-for-one stock split. The stock split became effective for stockholders at the close of business on February 1, 2008. The number of shares of stock and per share amounts reported in our Condensed Consolidated Financial Statements has been updated from amounts reported prior to February 1, 2008, to reflect the effects of the split.

Growth continued in our businesses and markets through our fiscal first quarter, although at a more moderate pace than in recent quarters. We remain focused on cost control and capitalizing on opportunities that may present themselves in times of uncertainty. Net sales for the first quarter were $344,744, an increase of 26.7% from $272,063 for the first quarter of the prior year. Net earnings for the first quarter were $27,064, or $0.39 per diluted share, compared to $25,325, or $0.36 per diluted share, in the three months ended December 31, 2007. Exchange rates had an approximately 3% negative impact on sales and approximately $0.03 per diluted share on net earnings for the quarter. Operating earnings (earnings before interest) for the first quarter increased 13.2% over the same period last year. Current economic conditions remain concerning in the coming year.

Our effective tax rate this quarter was lower than last year primarily as a result of the retroactive extension of the U.S. research credit.

Cash provided by operations during the first quarter was $5,470, a decrease compared to the $6,373 generated in the same period last year.

At December 31, 2008, our total assets were $1,424,436, including $97,520 in cash and cash equivalents, and our total debt was $434,137. We also had unused lines of credit borrowing capacity of $225,000. We believe that our current level of cash generated from operations, coupled with our strong balance sheet, adequately supports our operations going forward and strategic initiatives we have identified.

Results of Operations

Net Sales

The following table presents the breakdown of consolidated net external sales by segment:

	Three Months Ended December 31,
	2008		2007
		% of Net		% of Net
		External		External
		Sales		Sales

Segment net sales
Turbine Systems	$144,710	42%	$130,793	48%
Engine Systems	114,223	33	114,034	42
Electrical Power Systems	61,842	18	57,474	21
Airframe Systems	52,318	15	—	—

Total segment net sales	373,093	108	302,301	111

Less intersegment net sales
Turbine Systems	(4,537)	(1)	(4,011)	(1)
Engine Systems	(9,229)	(3)	(10,283)	(4)
Electrical Power Systems	(13,925)	(4)	(15,944)	(6)
Airframe Systems	(658)	—	—	—

Consolidated net external sales	$344,744	100%	$272,063	100%

Consolidated net external sales for the three months ended December 31, 2008 increased 26.7% compared to the same period in fiscal 2008. Organic growth (growth before effect of acquisitions) totaled 7%. The increase was attributable to the following:

Turbine Systems’ segment net sales (including intersegment sales) for the first quarter increased 10.6% in the three months ended December 31, 2008, compared to the same period a year ago reflecting the higher demand for production of new industrial gas turbines, including aero derivative turbines, as well as increases in related aftermarket sales to our largest OEM. Sales for aircraft applications also increased in the first quarter over the first quarter a year ago, although at a lower rate. Our sales performance reflects sustained growth across our portfolio of aircraft and industrial offerings, with particular strength in industrial turbines. Increases for the aircraft market reflected higher demand for production of new engines.

Revenue passenger miles and cargo service are expected to decline during 2009 and airlines are withdrawing aircraft from service, although at slower rates than previously announced. We are also pursuing aerospace aftermarket activities. Turbine Systems recently secured key customers in long-term agreements that offset exposure to reduced flight hours and associated aftermarket sales declines.

Engine Systems’ segment net sales (including intersegment sales) increased 0.2% in the three months ended December 31, 2008, compared to the same period a year ago. Engine Systems sales performance was steady, with growth in its process industry markets balanced by steady or slightly declining shipments into its transportation and power generation markets. Shipments increased for controls used on marine engines as well as controls for steam turbine machinery used in the process and power industries. This growth was partially offset by declines in shipments of controls used in the construction and material handling equipment markets, which have been more quickly impacted by the global economy. Unfavorable exchange rates also impacted revenue by approximately $2,718. During the quarter, Woodward acquired MotoTron, which was integrated into the Engine Systems segment. The inclusion of MotoTron’s net sales for the quarter did not have a significant impact on Engine Systems’ overall net sales.

The depressed economy is most evident in transportation markets. Compressed natural gas equipment demand in Asia has slowed somewhat, due to economic conditions, exchange rates, and inventory control. The small industrial engine market has weakened, reflecting reduced demand for material handling and construction equipment. Engine production for the large marine market remains stable due largely to the significant backlogs at shipbuilders. However, we are starting to see declines in shipbuilding that will likely lead to some pressure on our Engine Systems’ sales in future quarters as the credit market tightens funding for large projects. Steam turbine projects have been a bright spot as financing of key projects has remained in place. In the face of this tougher environment for our Engine Systems products, we are increasing our efforts to introduce new and upgraded products, improve our performance in the areas of responsiveness and quality, and develop opportunities in regions of the world where we have had traditionally had less representation.

Electrical Power Systems’ segment net sales increased 7.6% in the three months ended December 31, 2008, compared to the same period a year ago. Growth continues in Electrical Power Systems’ wind turbine inverter markets at an exceptional pace. Wind inverter sales were up 67%, partially offset by declines in other portions of our business. Electrical Power Systems’ intersegment sales decreased $2,019 as a result of lower external sales in Turbine Systems and Engine Systems of products that incorporate electronic controls manufactured by Electrical Power Systems. Without the effects of exchange rates, Electrical Power Systems’ growth in net sales was approximately 17%.

The credit crisis has reduced demand for some types of power generation and distribution equipment. Our customers are shipping fewer reciprocating engines into the power generation market. However, peak power reserve margins remain tight, suggesting long-term infrastructure needs remain intact. We believe that the increasing number of power sources supplying the grid will require more electrical control products to efficiently manage and protect the grid, similar to those supplied by our Electrical Power Systems segment.

Airframe Systems — During the quarter, we acquired MPC, which is now our Airframe Systems segment. Airframe Systems’ net sales were $52,318. Airframe’s major markets of commercial and military aerospace, both OEM and aftermarket, were stable relative to MPC’s prior year.

The outlook for the military market is stable as we believe that governments will be reluctant to contribute to economic decline with reduced military spending. Government budgets are generally expected to remain flat to slightly higher. Our Airframe Systems segment is fairly balanced between commercial and military business, and this overall outlook is expected to support this business through the year. We expect to continue to be very active in pursuing new aerospace opportunities, and we have found many new potential applications for the advanced technology and processes obtained in the MPC acquisition.

Costs and Expenses

The following table presents costs and expenses:

	Three Months Ended December 31,
		% of		% of
		Net		Net
		External		External
	2008	Sales	2007	Sales

Consolidated net external sales	$344,744	100.0%	$272,063	100.0%

Cost of goods sold	$244,286	70.9%	$190,830	70.1%
Selling, general, and administrative expenses	32,460	9.4	25,980	9.5
Research and development costs	19,084	5.5	15,626	5.7
Amortization of intangible assets	4,828	1.4	1,895	0.7
Interest & other income	(693)	(0.2)	(1,761)	(0.6)
Interest & other expense	6,660	1.9	1,005	0.4

Consolidated costs and expenses	$306,625	88.9%	$233,575	85.8%

Cost of goods sold for the three months ended December 31, 2008 increased 28.0% over the same period in fiscal 2008 primarily due to an increase in sales volume and the acquisitions of MPC and MotoTron.

Gross margins (as measured by net sales less cost of goods sold) decreased to 29.1% for the three months ended December 31, 2008, compared to 29.9% for the three months ended December 31, 2007. The decrease in gross margins reflects a change in product mix, including changes in gross margin as a result of the addition of MPC and MotoTron’s business activity.

Selling, general, and administrative expenses for the three months ended December 31, 2008 increased 24.9% over the same period in fiscal 2008 primarily from the acquisitions of MPC and MotoTron, partially offset by decreases in foreign currency exchange rates and variable compensation. Selling, general, and administrative expenses decreased as a percent of sales year-to-year to 9.4% for the three months ended December 31, 2008 as compared to 9.5% for the same period last year.

Research and development costs for the three months ended December 31, 2008 increased 22.1%, to $19,084 over $15,626 during the same period in fiscal 2008, reflecting higher levels of development activity and the acquisitions of MPC and MotoTron. Research and development costs decreased as a percent of sales year-to-year to 5.5% in fiscal 2009 from 5.7% in fiscal 2008. This level of spending is consistent with our expectations and longer-term requirements, although some quarterly variability will continue.

In Turbine Systems, we continue to work closely with our customers early in their technology development and preliminary design stages. We help our customers by investing in research and technology development programs that improve fuel efficiency, reduce emissions, and lower total cost of ownership, benefiting both operators and the general public. The result of recent investments can be seen in our integrated fuel system selected by GE Aviation for their GEnx turbofan engine, powering the Boeing 787 Dreamliner and Boeing 747-8 airliner, and the fuel and combustion components we supply for the Pratt & Whitney F135 and GE Rolls-Royce F136 engines powering the Lockheed-Martin Joint Strike Fighter. We are also developing components for the T700-GE-701D engine that will be used for the upgrades to the Sikorsky Black Hawk and Boeing Apache helicopters, components for the Pratt & Whitney 600 family, the Pratt & Whitney geared turbofan for both the Mitsubishi Regional Jet and the Bombardier CSeries, and the CF34-10 and SAM146 turbo engine programs to be used for global regional jets in the Chinese and Russian markets, among others. Within the industrial markets, Woodward fuel systems, controls, and combustion systems are used on the world’s most advanced industrial gas turbine power plants, oil and gas production facilities, and military marine applications. Most recently, we have expanded our collaboration with key customers by signing joint technology demonstration or production contracts with GE Aviation and Pratt & Whitney for their next generation of commercial aircraft engines and with GE Energy and Pratt & Whitney Power Systems for their next generation of industrial gas turbine applications.

Engine Systems continues to develop components and integrated systems that allow our customers to meet developed countries’ future emissions regulations, ever increasing fuel efficiency demands, and support the growing infrastructure needs in India, China, and the rest of Asia. Development projects include components for our market leading Compressed Natural Gas (“CNG”) systems for buses and trucks, next generation injectors and pumps for diesel fuel systems used in shipping, construction equipment, and power generation markets, a new line of steam turbine control products, and control systems for the new and growing diesel particulate filter market. This year we furthered our growth in Asia with CNG program wins in India, China, and Thailand, local support for marine and rail OEMs in India and China, and the first of many product releases of our updated steam turbine control product line with customer field testing in China. We believe that these products and our diesel aftertreatment product line under development position us to gain market share through uncertain economic times in the coming years.

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

Airframe Systems is developing highly integrated cockpit control and actuation systems and components for motion control and sensing in the aerospace and defense markets. The aerospace industry continues to move toward more electric aircraft (including fly-by-wire) to achieve fuel efficiency and lower life cycle costs. We are developing a linear position sensor to complement our sensor offering, integrated electromechanical actuation solutions to support the more electric airplane effort, an expanded family of cockpit control products to facilitate introduction of fly by wire technology, and internal permanent magnet motor technology, as well as high power gearing to exploit electric traction needs in the defense arena.

Amortization of intangible assets increased $2,933 for the three months ended December 31, 2008 to $4,828 over $1,895 during the same period in fiscal 2008 reflecting higher levels of amortization expense related to $171,571 of intangible assets acquired from MPC and MotoTron in October 2008.

Interest expense increased $5,581 for the three months ended December 31, 2008 to $6,537 over $956 during the same period in fiscal 2008 reflecting $400,000 of long-term debt issued in October 2008, the majority of which was used to finance the acquisitions of MPC and MotoTron, including repayment of certain obligations associated with these acquisitions.

Earnings

The following table presents earnings by segment:

	Three Months Ended
	December 31,
	2008	2007

Turbine Systems	$29,135	$27,228
Engine Systems	11,695	12,061
Electrical Power Systems	9,166	7,194
Airframe Systems	1,801	—

Total segment earnings	51,797	46,483
Nonsegment expenses and eliminations	(7,803)	(7,619)
Interest expense, net	(5,875)	(376)

Consolidated earnings before income taxes	38,119	38,488
Income tax expense	(11,055)	(13,163)

Consolidated net earnings	$27,064	$25,325

Turbine Systems’ segment earnings increased 7.0% in the three months ended December 31, 2008 as compared to the same period last year due to the following:

At December 31, 2007	$27,228
Sales volume changes	5,422
Selling price changes	922
Sales mix	(3,319)
Changes in variable compensation	1,536
Cost inflation	(1,657)
Foreign currency	(143)
Other, net	(854)

At December 31, 2008	$29,135

The segment earnings increase in Turbine Systems reflects the increased sales volume, driven by higher demand for the industrial gas turbine market, a slightly lower gross margin, increased expenditures for research and development activities, and our ability to successfully leverage our fixed cost base on the increased volume. Turbine Systems’ first quarter segment earnings as a percentage of segment sales decreased to 20.1% from 20.8% from the first quarter a year ago. Quarterly accruals of variable compensation are affected by projections of company-wide performance-based factors for the entire fiscal year.

Engine Systems’ segment earnings decreased 3.1% in the three months ended December 31, 2008 as compared to the same period last year due to the following:

At December 31, 2007	$12,061
Sales volume changes	649
Selling price changes	726
Sales mix	(1,588)
Changes in variable compensation	1,529
Foreign currency	(2,084)
Decreased non-volume related freight and product expediting costs	100
Decreased infrastructure and overhead related expenses	500
Other, net	(198)

At December 31, 2008	$11,695

Engine Systems experienced unfavorable foreign currency effects of approximately $2,084 and sales mix. Engine Systems’ first quarter segment earnings as a percentage of segment sales decreased to 10.2% from 10.6% from the first quarter a year ago. This quarter’s results reflected unfavorable currency, partially offset by initiatives to improve profitability. During the quarter, Woodward acquired MotoTron, which was integrated into the Engine Systems segment. The inclusion of MotoTron’s operating results for the quarter did not have a significant impact on Engine Systems’ overall results. Variable compensation accrued and expensed for Engine Systems’ members decreased during the three months ended December 31, 2008, driven by projections of company-wide performance-based factors for the entire fiscal year.

Electrical Power Systems’ segment earnings increased 27.4% in the three months ended December 31, 2008 as compared to the same period last year due to the following:

At December 31, 2007	$7,194
Sales volume changes	4,268
Increased labor costs	(1,696)
Sales mix	1,553
Changes in variable compensation	142
Foreign currency	(1,002)
Other, net	(1,293)

At December 31, 2008	$9,166

Earnings were favorably affected by sales volume, predominantly due to the demand in the wind turbine inverter markets for power generation and distribution, and related leverage and improved manufacturing efficiency, partially offset by unfavorable currency translation. Electrical Power Systems’ first quarter segment earnings as a percentage of segment sales increased to 14.8% from 12.5% from the first quarter ended December 31, 2007. The increase in labor costs supports our continued growth. Variable compensation accrued and expensed for Electrical Power Systems’ members decreased during the three months ended December 31, 2008 from the same period in fiscal 2008 driven by projections of company-wide performance-based factors for the entire fiscal year.

Airframe Systems’ segment earnings were $1,801 for the three months ended December 31, 2008. Segment earnings reflect $3,191 of intangible amortization (a non-cash charge) related to the recent acquisition. Anticipated synergies and cost savings have only been slightly reflected in the first quarter results. We remain confident that this acquisition, with annual sales of approximately $220,000, will be neutral to slightly accretive to Woodward’s earnings per share in fiscal 2009. Operational integration is on track and we expect that synergies and cost savings will be realized as originally expected, and we anticipate these to be significantly greater in the second half of fiscal 2009 than in the first half and with further benefits to be realized during fiscal 2010.

Income taxes were provided at an effective rate on earnings before income taxes of 29.0% for the three months ended December 31, 2008 compared to 34.2% for the three months ended December 31, 2007. The change in the effective tax rate (as a percent of earnings before income taxes) was attributable to the following:

Effective tax rate at December 31, 2007	34.2%
Research credit in 2008 as compared to 2007	(4.9)
Change in estimate for previous periods and audit settlements	(3.4)
Foreign earnings mix and statutory rate changes	3.0
Other changes, net	0.1
Effective tax rate at December 31, 2008	29.0%

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $23,117 at December 31, 2008 and $22,576 at September 30, 2008. At December 31, 2008, the amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, was $19,576. At this time, we estimate that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $7,714 in the next twelve months through completion of reviews by various worldwide tax authorities.

We recognize interest and penalties related to unrecognized tax benefits in tax expense. We had accrued interest and penalties of $6,485 and $5,956 as of December 31, 2008 and September 30, 2008, respectively.

Our tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. We are subject to domestic income tax examinations for fiscal years 2003 and forward.

Financial Condition, Liquidity, and Capital Resources

Our ability to service our long-term debt, to remain in compliance with the various restrictions and covenants contained in our debt agreements and to fund working capital, capital expenditures and product development efforts will depend on our ability to generate cash from operating activities which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

Historically, we have been able to finance the ongoing business, including capital expenditure and product development, with cash flow provided by operating activities. We expect that cash generated from our operating activities will continue to fund our operating needs in the near future. However, in the event that we are unable to generate sufficient cash flows from operating activities, as of December 31, 2008, we had a revolving line of credit facility with a syndicate of U.S. banks totaling $225,000, with an option to increase the amount of the line to $350,000. In addition, we have various foreign line of credit facilities, which are generally reviewed annually for renewal. Historically, we have not needed to draw up these lines of credit to finance our operations.

In 2009, we believe liquidity and cash generation will be critical. We believe cash flow from operations in 2009 will generally be consistent with 2008. We believe this level of cash generation, coupled with our strong balance sheet adequately supports our operations going forward and the strategic initiatives we have identified. Currency impacts, while impacting our reported earnings, do not significantly impact our economic results as we have strategic investment opportunities in Europe.

Assets

	December 31,	September 30,
	2008	2008

Turbine Systems	$369,389	$371,275
Engine Systems	247,676	242,350
Electrical Power Systems	133,433	133,928
Airframe Systems	469,965	—

Total segment assets	1,220,463	747,553
Nonsegment assets	203,973	179,464

Consolidated total assets	$1,424,436	$927,017

Turbine Systems’ segment assets decreased $1,886, reflecting lower accounts receivable and higher inventories. Collections of accounts receivables were higher than billings during the first quarter, due to the higher sales levels for the period ended September 30 as compared to the period ended December 31, 2008. Inventories increased during the first quarter in anticipation of higher sales volumes in future periods.

Engine Systems’ segment assets increased $5,326 primarily due to the acquisition of MotoTron and lower accounts receivable balances resulting from quarter over quarter decreases in sales volume, partially offset by higher inventories. The increase in inventory is related to buffering for production moves and over forecasting customer demand for the first quarter.

Electrical Power Systems’ segment assets decreased $495 primarily as a result of decreases in accounts receivable partially offset by increases in inventory and property, plant, and equipment. Accounts receivable decreased as a result of an improvement in the management of accounts receivable. The increase in inventory was in response to increases in sales volume. The increase in property, plant, and equipment was due to additions to support new sales offices in Russia and Abu Dhabi, offset partially by changes in foreign exchange rates.

Airframe Systems’ segment assets decreased from October 1, 2008 (date of acquisition) to December 31, 2008, due to lower inventories, property, plant, and equipment, and intangible assets, partially offset by a slightly higher accounts receivable. The decrease in inventory was primarily due to amortization of purchase price adjustments and lower material receipts. The decrease in property, plant, and equipment was due to depreciation expense outpacing capital expenditures. The decrease in intangible assets is due to amortization expense. The increase in accounts receivable was primarily due to strong sales at the end of the quarter.

Nonsegment assets increased primarily because of an increase in deferred taxes and debt issuance costs, partially offset by a decrease in cash and cash equivalents related to the acquisitions of MPC and MotoTron. The deferred finance charges are related to the approximately $400,000 of debt issued in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with those acquisitions. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.

Other Balance Sheet Measures

	December 31,	September 30,
	2008	2008

Working capital	$463,460	$369,211
Long-term debt, less current portion	415,090	33,337
Other liabilities	70,166	67,695
Stockholders’ equity	648,367	629,628

Working capital (current assets less current liabilities) increased to $463,460 at December 31, 2008 from $369,211 at September 30, 2008, primarily as a result of the acquisitions of MPC and MotoTron and an increase in inventories and a decrease in accounts payable and accrued liabilities partially offset by a decrease in cash and accounts receivable. Inventories acquired with the MPC acquisition are generally above Woodward’s levels as a percentage of sales. We believe this represents an opportunity for improved working capital management throughout the year. The remaining increase in inventories was due to increases in sales volume in other segments. The decrease in accounts receivable was due to slower sales during the holiday period. We also repaid short-term borrowings.

Long-term debt, less current portion increased in the three months ended December 31, 2008, as a result of the issuance of $400,000 of long-term debt in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with those acquisitions. See additional discussion in Note 10, Long-term debt and line of credit facilities to the Condensed Consolidated Financial Statements.

As of December 31, 2008, we had a revolving line of credit facility with a syndicate of U.S. banks totaling $225,000, with an option to increase the amount of the line to $350,000. In addition, we have various foreign line of credit facilities, which are generally reviewed annually for renewal.

Also, we have additional short-term borrowing capabilities tied to net amounts on deposit at certain foreign financial institutions. There were no borrowings outstanding as of December 31, 2008 and $4,031 outstanding at September 30, 2008 under all facilities.

Provisions of debt agreements include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow ratio, and a maximum consolidated debt to earnings before income taxes, depreciation, and amortization (“EBITDA”) ratio, as defined in the agreements. We were in compliance with all financial covenants at December 31, 2008. Based on our current outlook for the remainder of 2009, we expect to remain in compliance with our covenants through the balance of this year. Looking beyond 2009, we have evaluated multiple scenarios and market conditions, and we do not anticipate failing to comply with these covenants in the foreseeable future.

Commitments and contingencies at December 31, 2008, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, intellectual property and/or commercial matters arising from the normal course of business. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

In addition, MPC, one of our newly acquired subsidiaries, is subject to an investigation by the DOJ regarding certain of its pricing practices prior to 2006 related to government contracts. MPC and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals within the DOJ. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC. MPC is also in the process of working with the U.S. Department of Defense to resolve any administrative matters that may arise out of the investigation. There can be no assurance as to the resolution of these matters. The purchase price paid by us in connection with the acquisition of MPC was reduced by $25,000, which represents the amount agreed to in principle by MPC with the U.S. Attorney. Any resulting fines or other sanctions beyond this amount could have a material negative impact on us.

There are also other individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate, excluding the DOJ matter.

We currently do not have any material administrative or judicial proceedings arising under any Federal, State, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

We do not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of Woodward, we may be required to pay termination benefits to certain executive officers.

Stockholders’ equity increased in the three months ended December 31, 2008. Increases due to net earnings and sales of treasury stock during the three months were partially offset by cash dividend payments.

A two-for-one stock split was approved by stockholders at the 2007 annual meeting of stockholders on January 23, 2008. The stock split became effective for stockholders at the close of business on February 1, 2008. The number of shares of stock and per share amounts reported in our Condensed Consolidated Financial Statements have been updated from amounts reported prior to February 1, 2008, to reflect the effects of the split.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pensions, and retirement healthcare. These contractual obligations are summarized and discussed more fully in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2008.

Cash Flows

	Three Months Ended
	December 31,
	2008	2007

Net cash provided by operating activities	$5,470	$6,373
Net cash used in investing activities	(377,364)	(6,305)
Net cash provided by (used in) financing activities	360,597	(11,000)
Effect of exchange rate on cash and cash equivalents	(1,016)	439

Net decrease in cash and cash equivalents	(12,313)	(10,493)
Cash and cash equivalents at September 30	109,833	71,635

Cash and cash equivalents at December 31	$97,520	$61,142

Net cash flows provided by operating activities decreased by $903 compared to the same period last year, primarily due to a decrease in working capital to support our acquisitions of MPC and MotoTron, partially offset by an increase in net earnings.

Following our usual quarterly pattern, Woodward generated $5,470 of cash flow from operations in the first quarter, resulting in negative free cash flow of $3,306. We define free cash flow as cash flows from operating activities less capital expenditures. As credit and the economy tighten, we believe adequate liquidity and cash generation will be critical to the execution of our strategic initiatives. We believe our planned levels of cash generation, coupled with our strong balance sheet, adequately support our operations going forward and the strategic initiatives we have identified. Currency impacts, while impacting our reported earnings, are not expected to significantly effect our economic results as we have strategic investment opportunities in Europe.

Net cash flows used in investing activities increased by $371,059 compared to the same period last year, primarily as a result of the acquisitions of MPC and MotoTron during October 2008.

Capital expenditures increased by $2,204 during the three months ended December 31, 2008 to $8,776, compared to $6,572 during the same period last year reflecting completion of a sizeable project at our Turbine Systems facility in Illinois. We previously stated that we expected annual capital expenditures to be close to or slightly below our total 2008 annual level of $41,099. Given the current level of economic uncertainty, we continue to review our planned 2009 capital expenditures and may defer additional planned expenditures where timing is not critical. In 2009, we will remain focused on our low cost strategy, continuing our expansion in Poland and supporting our wind growth through expansions in Colorado and China.

Future capital expenditures are expected to be funded through cash flows from operations and available revolving lines of credit.

Net cash flows from financing activities increased by $371,597 during the three months ended December 31, 2008 compared to the same period last year, primarily as a result of $400,000 of debt issuance, a portion of which was used to finance the acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with these acquisitions, partially offset by payments of long-term debt and dividends.

We believe cash on-hand and available short-term borrowings at year end should continue to provide us with significant liquidity to fund on-going operations. We generate considerable cash from our operations throughout the year. Our assessment of the possible impacts of the recent economic downturn continues to support adequate cash flow from operations to support day-to-day operations and foreseeable customer commitments.

Additionally, we rely on a number of financial institutions for financing needs, with one or more banks providing leadership. Through periodic and detailed discussions, we believe that, considering the current conditions in the credit markets, we are positioned to effectively manage the risks related to our inability to obtain financing for our reasonable short-term needs as well as our strategic initiatives.

As noted previously, during October 2008, Woodward acquired MPC and MotoTron for approximately $369,043, respectively, and issued a total of $400,000 of long-term debt to finance the acquisitions, including the repayment of certain obligations associated with these acquisitions. As a result, our debt to total capitalization ratio was 40.1% as of December 31, 2008, compared to 7.2% as of September 30, 2008.

Financing Arrangements

We have a $225,000 line of credit facility that includes an option to increase the amount of the line up to $350,000 subject to the approval of the financial institutions, which expires in October 2012. Despite these factors, it is possible that potential business acquisitions could be made in the future that would require amendments to existing debt agreements and require us to obtain additional debt or equity financing.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2008 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our annual report on Form 10-K for the year ended September 30, 2008, include estimates for inventory valuation, postretirement benefit obligations, reviews for impairment of goodwill, and our provision for income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

Our management discusses the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors at least annually.

Market Risks

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

These market risks are discussed more fully in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our annual report on Form 10-K for the year ended September 30, 2008.

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

We adopted the measurement and disclosure impact of SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-3 on October 1, 2008, the beginning of fiscal 2009, relating to our financial assets and financial liabilities. The adoption did not have a material impact on the Condensed Consolidated Financial Statements. We expect to adopt the nonfinancial assets and nonfinancial liabilities portion of SFAS 157 in the first quarter of fiscal 2010 and are currently evaluating the impact the adoption may have on our Condensed Consolidated Financial Statements.

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 became effective for us on October 1, 2008. We have not elected to apply SFAS 159 to any eligible items.

FAS 140-4 and FIN 46(R)-8:  In December 2008, the FASB issued FSP FAS 140-4 and Financial Interpretations (“FIN”) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” are finalized and approved by the FASB. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on October 1, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 had no impact on our Condensed Consolidated Financial Statements.

Issued but not yet effective accounting standards

EITF 07-1:  In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for interim or annual reporting periods beginning after December 15, 2008 (fiscal 2010 for us). We are currently evaluating the impact EITF 07-1 may have on our Condensed Consolidated Financial Statements.

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

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51,” (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result, SFAS 160 is effective for us in the first quarter of fiscal 2010. We are currently evaluating the impact SFAS 160 may have on our Condensed Consolidated Financial Statements.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010 for us). We are currently assessing the impact that SFAS 161 may have on our Condensed Consolidated Financial Statements.

FSP FAS 142-3:  In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for us). We are currently assessing the impact that FSP FAS 142-3 may have on our Condensed Consolidated Financial Statements.

SFAS 162:  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. The new standard is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently assessing the impact that SFAS 162 may have on our Condensed Consolidated Financial Statements.

FSP EITF 03-6-1:  In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in stock-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share.” The new FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (fiscal 2010 for us). Early application is not permitted. Our unvested options are not eligible to receive dividends; therefore, we do not believe that FSP EITF 03-06-1 will not have any impact on our Condensed Consolidated Financial Statements.

FSP 132(R)-1:  In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). The guidance requires employers to disclose factors that help investors understand a plan’s investment policies and strategies, the nature of each asset category in the plan and the risks associated with the categories, information that helps investors assess the data and valuation methods used to develop fair value measurements for plan assets, particularly for instruments that are not actively trading in open markets, and concentrations of risk in the plan. FSP 132(R)-1 will be effective for fiscal years ending after December 15, 2009 (fiscal 2010 for us). We are currently assessing the impact that FSP FAS 142-3 may have on our Condensed Consolidated Financial Statements.

Recent Market Events

Current market conditions and economic events have significantly impacted the financial condition, liquidity and outlook for a wide range of companies, including many companies outside the financial services sectors. We have considered the potential impact of such conditions and events as it relates to currently reported financial results of operations and liquidity, including consideration of the possible impact of other than temporary impairment, and counterparty credit risk and hedge accounting. We do not believe that current market conditions and economic events have significantly impacted our results of operations or current liquidity, nor do we believe that, based on our current investment policies and contractual relationships, we are subject to greater risk from such factors than other companies of similar size and market breadth.

Outlook

The economy remains a concern as we move through the year. Although credit markets are still tight, some liquidity may be returning as governments implement their recovery programs. The strength in the U.S. dollar relative to last year continues to exert some downward pressure on our earnings, although this may be somewhat offset by reductions in some commodity pricing. Overall visibility to future market conditions has not significantly improved since last quarter and considerable uncertainty remains.

We continue to take actions to broaden our geographic base, expand market share, and increase the efficiency of our infrastructure. While we believe the economy continues to have downside potential, our guidance has not changed. We anticipate full-year organic sales to be flat to slightly up, with overall sales, including our recent acquisitions, to be approximately $1.4 to $1.5 billion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

These market risks are discussed more fully in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our annual report on Form 10-K for the year ended September 30, 2008.

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

Thomas A. Gendron and Robert F. Weber, Jr. evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

In addition, MPC, one of our newly acquired subsidiaries, is subject to an investigation by the DOJ regarding certain of its pricing practices prior to 2006 related to government contracts. MPC and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals within the DOJ. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC. MPC is also in the process of working with the U.S. Department of Defense to resolve any administrative matters that may arise out of the investigation. There can be no assurance as to the resolution of these matters. The purchase price paid by us in connection with the acquisition of MPC was reduced by $25,000, which represents the amount agreed to in principle by MPC with the U.S. Attorney. Any resulting fines or other sanctions beyond this amount could have a material negative impact on us. There are also other individual matters where management believes the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of each matter is less than $10,000 in the aggregate, excluding the DOJ matter.

We currently do not have any significant administrative or judicial proceedings arising under any Federal, State, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and in “Item 1A. Risk Factors” in Part I, Item 1A. of our annual report on Form 10-K for the year ended September 30, 2008, when making investment decisions regarding our securities. The risk factors that were disclosed in our Form 10-K have not materially changed since the date our Form 10-K was filed, except as otherwise set forth below.

Unforeseen events may occur that significantly reduce commercial airline travel.

A significant portion of our business is related to commercial aviation. The current economic downturn has led to a general reduction in air travel, and passenger miles and cargo service are expected to decline during 2009. Any further deterioration of economic conditions globally could lead to additional reductions in air traffic. In addition, some airlines are withdrawing aircraft from service, which further exposes our Turbine Systems and Airframe Systems segments sales.

Market demand for our components and systems, including market demand in our aftermarket channels, could be materially adversely affected by such reductions in commercial airline travel and commercial airlines’ financial difficulties, which could have a material adverse affect on our business, financial condition, results of operations, and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Sales of common stock issued from treasury to one of our directors during the first quarter of fiscal 2009 consisted of the following (dollars in thousands):

	Total Shares	Consideration
	Sold	Received

October 1, 2008 through October 31, 2008	—	$—
November 1, 2008 through November 30, 2008	675	12
December 1, 2008 through December 31, 2008	—	—

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(b) Issuer Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May Yet
	Number of	Average	Announced	be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
	Purchased	per Share	Programs	Programs(1)
(In thousands)

October 1, 2008 through October 31, 2008	—	$—	—	$168,075
November 1, 2008 through November 30, 2008	—	—	—	168,075
December 1, 2008 through December 31, 2008(2)	1,192	20.10	—	168,075

(1)	During September 2007, the Board of Directors authorized a new stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or privately negotiated transactions over a three-year period that will end in October 2010.

(2)	We acquired 1,192 shares of common stock on the open market related to the reinvestment of dividends for treasury stock shares under our deferred compensation plan in December 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders.

Item 6.	Exhibits

(a) Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

/s/ Thomas A. Gendron
Thomas A. Gendron
Chief Executive Officer and President
(Principal Executive Officer)

Date: January 20, 2009

/s/  Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: January 20, 2009

WOODWARD GOVERNOR COMPANY

EXHIBIT INDEX

Exhibit
Number	Description:

2.1	Amendment No. 1, dated October 1, 2008, to the Stock Purchase Agreement, dated August 19, 2008, by and among Woodward Governor Company, MPC Products Corporation, Techni-Core, Inc., The Successor Trustees of the Joseph M. Roberti Revocable Trust dated December 29, 1992, Maribeth Gentry, as Successor Trustee of the Vincent V. Roberti Revocable Trust dated April 4, 1991 and the individuals and entities named in Schedule I thereto, filed as Exhibit 10.6 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference.
10.1	Dennis Benning Confirmation Letter dated October 1, 2008, filed as Exhibit 10.18 to Form 10-K for the year ended September 30, 2008 and incorporated herein by reference.
10.2	Chad Preiss Confirmation Letter dated October 1, 2008, filed as Exhibit 10.19 to Form 10-K for the year ended September 30, 2008 and incorporated herein by reference.
10.3	Transitional Compensation Agreement, dated as of November 20, 2002, and amended and restated as of December 19, 2008, to be in compliance with Internal Revenue Code Section 409A, by and between Woodward Governor Company and Thomas A. Gendron.
10.4	Transitional Compensation Agreement, dated as of August 22, 2005, and amended and restated as of December 19, 2008, to be in compliance with Internal Revenue Code Section 409A, by and between Woodward Governor Company and Robert F. Weber, Jr.
10.5	Term Loan Credit Agreement, dated October 1, 2008, by and among Woodward Governor Company, the institutions from time to time parties thereto as lenders and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference.
10.6	Note Purchase Agreement, dated October 1, 2008, by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference.
10.7	Amendment No. 1, dated October 1, 2008, to the Note Purchase Agreement, dated as of October 15, 2001 by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.3 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference.
10.8	Amendment No. 2 and Consent, dated October 1, 2008, to the Second Amended and Restated Credit Agreement, dated as of October 25, 2007, by and among Woodward Governor Company, certain foreign subsidiary borrowers of Woodward Governor Company from time to time parties thereto, the institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, National Association, as administrative agent, Wachovia Bank N.A. and Wells Fargo Bank N.A., as syndication agents, and Deutsche Bank Securities Inc., as documentation agent, filed as Exhibit 10.4 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference.
31(i)	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.
31(ii)	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.
32(i)	Section 1350 certifications, filed as an exhibit.