Form 10-Q
period 2009-03-31
WOODWARD GOVERNOR CO
filed 2009-04-23
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of April 20, 2009, 67,829,789 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands except per share amounts)
	(Unaudited)

Net sales	$334,661	$305,753	$679,405	$577,816

Costs and expenses:
Cost of goods sold	235,539	210,377	479,825	401,207
Selling, general, and administrative expenses	29,093	31,667	61,553	57,647
Research and developments costs	18,796	18,781	37,880	34,407
Amortization of intangible assets	5,055	1,710	9,883	3,605
Restructuring and other charges	15,159	—	15,159	—
Interest expense	6,707	986	13,244	1,942
Interest income	(221)	(420)	(883)	(1,000)
Other, net	(274)	(996)	(182)	(2,128)

Total costs and expenses	309,854	262,105	616,479	495,680

Earnings before income taxes	24,807	43,648	62,926	82,136
Income taxes	(6,333)	(13,934)	(17,388)	(27,097)

Net earnings	$18,474	$29,714	$45,538	$55,039

Earnings per share:
Basic	$0.27	$0.44	$0.67	$0.81
Diluted	$0.27	$0.43	$0.66	$0.79
Weighted-average common shares outstanding:
Basic	67,754	67,603	67,740	67,762
Diluted	68,762	69,473	68,997	69,776
Cash dividends per share	$0.060	$0.060	$0.120	$0.115

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(In thousands except per share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$126,873	$109,833
Accounts receivable, less allowance for losses of $2,440 and $1,648, respectively	204,774	178,128
Inventories	290,625	208,317
Deferred income tax assets	44,736	25,128
Other current assets	21,315	16,649

Total current assets	688,323	538,055
Property, plant, and equipment, net	180,611	168,651
Goodwill	325,424	139,577
Other intangibles, net	227,682	66,106
Deferred income tax assets	4,289	6,208
Other assets	13,378	8,420

Total assets	$1,439,707	$927,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$4,031
Current portion of long-term debt	18,909	11,560
Accounts payable	71,724	65,427
Income taxes payable	5,735	2,235
Accrued liabilities	115,949	85,591

Total current liabilities	212,317	168,844
Long-term debt, less current portion	412,950	33,337
Deferred income tax liabilities	93,921	27,513
Other liabilities	67,097	67,695

Total liabilities	786,285	297,389

Commitments and contingencies (Notes 4, 14, and 18)
Stockholders’ Equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued and outstanding	106	106
Additional paid-in capital	71,691	68,520
Accumulated other comprehensive earnings	2,468	20,319
Deferred compensation	5,129	5,283
Retained earnings	700,844	663,442

	780,238	757,670
Less: Treasury stock at cost, 5,130 shares and 5,261 shares, respectively	(121,687)	(122,759)
Treasury stock held for deferred compensation, at average cost, 422 shares and 404 shares, respectively	(5,129)	(5,283)

Total stockholders’ equity	653,422	629,628

Total liabilities and stockholders’ equity	$1,439,707	$927,017

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six
	Months
	Ended March 31,
	2009	2008
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$45,538	$55,039
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,358	18,301
Net loss on sale of assets	634	1,333
Stock-based compensation	3,145	2,467
Excess tax benefits from stock-based compensation	(211)	(6,958)
Deferred income taxes	6,810	3,759
Reclassification of unrealized losses on derivatives to earnings	72	102
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	9,376	(3,707)
Inventories	(12,999)	(32,602)
Accounts payable and accrued liabilities	(28,318)	(22,990)
Current income taxes	6,821	14,870
Other	(7,400)	(423)

Net cash provided by operating activities	51,826	29,191

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(15,354)	(15,937)
Proceeds from sale of assets	188	134
Business acquisitions	(369,065)	—

Net cash used in investing activities	(384,231)	(15,803)

Cash flows from financing activities:
Cash dividends paid	(8,136)	(7,793)
Proceeds from sales of treasury stock as a result of exercises of stock options	888	5,859
Purchases of treasury stock	—	(38,701)
Excess tax benefits from stock compensation	211	6,958
Proceeds from issuance of long-term debt	400,000	—
Net borrowings (payments) on revolving lines of credit and short-term borrowings	(4,031)	20,175
Payments of long-term debt	(12,850)	(13,432)
Payment of long-term debt assumed in MPC acquisition	(18,610)	—
Payment for cash flow hedge	(1,308)	—
Debt issuance costs	(3,081)	—

Net cash provided by (used in) financing activities	353,083	(26,934)

Effect of exchange rate changes on cash and cash equivalents	(3,638)	2,153

Net increase (decrease) in cash and cash equivalents	17,040	(11,393)
Cash and cash equivalents at beginning of period	109,833	71,635

Cash and cash equivalents at end of period	$126,873	$60,242

See accompanying Notes to Condensed Consolidated Financial Statements.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts)

Note 1.	Basis of presentation and nature of operations

A.	Basis of presentation

The Condensed Consolidated Financial Statements of Woodward Governor Company (“Woodward” or the “Company”) as of March 31, 2009 and for the three and six months ended March 31, 2009 and 2008, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly Woodward’s financial position as of March 31, 2009, and the results of operations and cash flows for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2008 was derived from Woodward’s annual report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the three and six month periods ended March 31, 2009 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Woodward operates in the following four business segments:

•	Turbine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Engine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which include the power generation, transportation, and process industries.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Electrical Power Systems develops and manufactures systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which include the power generation, power distribution, and power conversion industries.

•	Airframe Systems develops and manufactures high-performance cockpit, electromechanical, and hydraulic motion control systems, including sensors, primarily for aerospace and military applications.

On October 1, 2008, Woodward completed the acquisition of MPC Products Corporation (“MPC Products”) and Techni-Core, Inc. (“Techni-Core” and, together with MPC Products, “MPC”), which formed the basis for the Airframe Systems business segment. Additional information about Airframe Systems and the acquisition is included in Note 3, “Business acquisitions.”

On April 3, 2009, Woodward acquired all of the outstanding capital stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business (collectively “HRT”). HR Textron Inc. became a wholly owned subsidiary of Woodward and was renamed Woodward HRT, Inc. following the consummation of the acquisition. HRT will be integrated into Woodward’s Airframe Systems business segment. Additional information about HRT and the acquisition is included in Note 21, “Subsequent Events.”

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

Revenue related to fixed price contracts is recognized on completed contract and percentage of completion methods. Revenue from cost reimbursable type contracts is recognized on the basis of reimbursable contract costs incurred during the period including applicable fringe, overheads, and general administrative expenses, plus the completion of specified contractual milestones. MPC does not progress bill for any services where the contract has not been completed or where the contract does not have specified milestones, unless specifically permitted by the contract.

Airframe’s inventories, excluding contract related costs, are valued on a moving average cost method. As of March 31, 2009, inventory valued on the average cost method was approximately 22% of Woodward’s total inventories.

Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Change in job performance, job conditions, and estimated profitability may result in revisions to costs and revenue, and are recognized in the period in which the revisions are determined.

Certain of MPC’s contracts are with the U.S. government and commercial customers and are subject to audit and adjustment. For all such contracts, revenues have been recorded based upon those amounts expected to be realized upon final settlement.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

D.	Supplemental cash flow information

	For the Six Months Ended March 31,
	2009	2008

Supplemental cash flow information:

Interest expense paid	$5,699	$2,257
Income taxes paid	8,887	17,509
Income taxes received	2,788	12,395

Noncash investing and financing activities:

Sales of property and equipment on account	$410	$—
Long-term debt assumed in a business acquisition	18,610	—

Capital expenditures for property, plant, and equipment:

Payments for purchase of property, plant, and equipment	$15,354	$15,937
Purchases in accounts payable at beginning of period	(3,583)	—
Purchases in accounts payable at end of period	899	561

	$12,670	$16,498

Note 2.	Recently adopted and issued but not yet effective accounting standards

A.	Accounting changes and recently adopted accounting standards

SFAS 157:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial assets and liabilities that are measured at fair value. SFAS 157 does not change existing guidance on whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date for SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.

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

The following table presents information about Woodward’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicate the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments in money market funds	$68,008	$—	$—	$68,008
Trading securities	4,330	—	—	4,330

Total financial assets	$72,338	$—	$—	$72,338

Investments in money market funds:  Woodward sometimes invests excess cash in money market funds not insured by the Federal Deposit Insurance Corporation (“FDIC”). The investments in money market funds are reported at fair value, with realized gains or, potentially, losses, realized in earnings and are included in “Cash and cash equivalents.” The fair values of Woodward’s investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.

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

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 became effective for Woodward on October 1, 2008. Woodward has not elected to apply SFAS 159 to any eligible items.

FAS 140-4 and FIN 46(R)-8:  In December 2008, the FASB issued FSP No. FAS 140-4 and Financial Interpretations (“FIN”) No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The document increases disclosure

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for Woodward on October 1, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 had no impact on Woodward’s Condensed Consolidated Financial Statements.

FSP FAS 107-1 and APB 28-1:  On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company has provided these disclosures in Note 19 to these Condensed Consolidated Financial Statements.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 became effective for Woodward on January 1, 2009. Woodward adopted the provisions of SFAS 161 effective January 1, 2009. See Note 11 for Woodward’s disclosures about its derivative instruments.

B.	Issued but not yet effective accounting standards:

EITF 07-1:  In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for Woodward). Woodward is currently evaluating the impact EITF 07-1 may have on its Condensed Consolidated Financial Statements.

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

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Woodward does not expect the adoption of SFAS 160 to have a significant impact on its Condensed Consolidated Financial Statements.

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

FSP EITF 03-6-1:  In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in stock-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share.” The new FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (fiscal 2010 for Woodward). Early application is not permitted. Woodward anticipates that, upon the adoption of FSP EITF 03-6-1, outstanding restricted stock will be included in the denominator of both the basic and fully diluted earnings per share calculations in the Condensed Consolidated Financial Statements.

FSP 132(R)-1:  In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). The guidance requires employers to disclose factors that help investors understand a plan’s investment policies and strategies, the nature of each asset category in the plan and the risks associated with the categories, information that helps investors assess the data and valuation methods used to develop fair value measurements for plan assets, particularly for instruments that are not actively trading in open markets, and concentrations of risk in the plan. FSP FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009 (fiscal 2010 for Woodward). Woodward is currently assessing the impact that FSP FAS 132(R)-1 may have on its Condensed Consolidated Financial Statements.

Note 3.	Business acquisitions

Woodward has recorded the recent acquisitions using the purchase method of accounting and, accordingly, has included the results of operations of acquired businesses in Woodward’s consolidated results as of the date of each acquisition. In accordance with SFAS No. 141, “Business Combinations,” the respective purchase prices for these acquisitions are allocated to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over the respective fair values of assets is recorded as goodwill. Goodwill is not amortized for book purposes in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill resulting from the MPC and MotoTron acquisitions is not tax deductible.

MPC acquisition

On October 1, 2008, Woodward acquired all of the outstanding stock of Techni-Core and all of the outstanding shares of stock of MPC Products not owned by Techni-Core for approximately $370,431. The estimated purchase price is included in “Cash flows from investing activities” in the Statement of Cash Flows. Woodward paid cash at

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

closing of approximately $334,702, a portion of which was used by the Company to repay the outstanding debt of MPC in an aggregate amount equal to approximately $18,610. In addition, contractual change of control payments totaling $32,175 were made to certain MPC employees during October 2008.

Change of control payments represent estimated payments to certain MPC employees as a result of employment agreements in place prior to the acquisition. Direct transaction costs include investment banking, legal, and accounting fees and other external costs directly related to the acquisition.

MPC is an industry leader in the manufacture of high-performance electromechanical motion control systems primarily for aerospace applications. MPC’s main product lines include high performance electric motors and sensors, analog and digital control electronics, rotary and linear actuation systems, and flight deck and fly-by-wire systems for commercial and military aerospace programs. Through an improved focus on aerospace energy control solution, MPC complements Woodward’s energy and motion control technologies and will improve Woodward’s system offerings. MPC formed the basis of the fourth Woodward business segment, Airframe Systems.

The preliminary purchase price of the MPC acquisition is as follows:

Cash paid to owners	$316,092
Long-term liabilities assumed	18,610
Contractual change in control obligations	32,175
Estimated direct transaction costs	3,554

Total estimated purchase price	$370,431

MPC is subject to an investigation by the U.S. Department of Justice (“DOJ”) regarding certain of its pricing practices prior to 2006 (See Note 18. Contingencies).

The following table summarizes preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the MPC acquisition, including accrued restructuring charges:

At October 1, 2008

Current assets	$112,260
Property, plant, and equipment	21,885
Intangible assets	164,200
Deferred income tax assets	23,940
Goodwill	182,793
Other assets	1,513

Total assets acquired	506,591

Other current liabilities	33,987
Department of Justice matter	25,000
Accrued restructuring charges	10,000
Deferred tax liabilities	65,009
Other tax — noncurrent	2,164

Total liabilities assumed	136,160

Net assets acquired	$370,431

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A summary of the intangible assets acquired, amortization method, and estimated useful lives follows:

		Weighted
		Average	Amortization
	Amount	Useful Life	Method

Trade name	$3,700	5 years	Accelerated
Technology	25,600	15 years	Accelerated
Non-compete agreements	1,000	2 years	Straight Line
Backlog	13,500	3 years	Accelerated
Product Software	6,200	13 years	Accelerated
Customer relationships	114,200	16 years	Accelerated

Total	$164,200	14 years

Woodward is in the process of finalizing valuations of property, plant, and equipment, other intangibles, estimates of liabilities, and related income tax adjustments associated with the acquisition.

The results of MPC’s operations are included in Woodward’s Condensed Consolidated Statements of Earnings beginning October 1, 2008.

Pro forma results for MPC acquisition

The following unaudited pro forma financial information presents the combined results of operations of Woodward and MPC as if the acquisition had occurred as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information for the three and six months ended March 31, 2009 includes the historical results of Woodward, including the post-acquisition results of MPC for those periods. The unaudited pro forma financial information for the three and six months ended March 31, 2008 combines the historical results of Woodward with the historical results of MPC for those periods. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for restricted stock units issued, adjustments for depreciation expense for property, plant, and equipment, adjustments to interest expense, and related tax effects. In December 2007, MPC recorded a liability totaling $25,000 related to the DOJ matter discussed in Note 18, Contingencies. The unaudited pro forma results follow:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenue	$334,661	$350,490	$679,405	$676,843
Net earnings	$18,474	$27,119	$45,538	$26,738
Earnings per share:
Basic	$0.27	$0.40	$0.67	$0.39
Diluted	$0.27	$0.39	$0.66	$0.38

MotoTron acquisition

On October 6, 2008, Woodward acquired all of the outstanding capital stock of MotoTron Corporation (“MotoTron”) and the intellectual property assets owned by its parent company, Brunswick Corporation, which are used in connection with the MotoTron business for approximately $17,237. The estimated purchase price is included in “Cash flows from investing activities” in the Statement of Cash Flows. The Company paid cash at

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

closing of approximately $17,000. In January 2009, Woodward received $29 based on the outcome of working capital adjustment procedures.

MotoTron specializes in software tools and processes used to rapidly develop control systems for marine, power generation, industrial and other engine equipment applications. MotoTron was integrated into Woodward’s Engine Systems business segment.

MotoTron has been an important supplier and partner to Woodward since 2002 and has helped Woodward to better position itself in electronic control technologies for the alternative-fueled bus and mobile equipment markets. The acquisition of MotoTron further strengthens Woodward’s ability to serve the transportation and power generation markets.

The preliminary purchase price of the MotoTron acquisition is as follows:

Cash paid to owners	$16,971
Estimated direct transaction costs	266

Total estimated purchase price	$17,237

A summary of the preliminary estimated fair values of assets acquired and liabilities assumed at the date of the MotoTron acquisitions, including accrued restructuring charges follows:

At October 1, 2008

Current assets	$3,886
Deferred income tax assets — current	271
Property, plant and equipment	939
Intangible assets	7,771
Goodwill	6,277
Deferred income tax assets	8
Other assets	136

Total assets acquired	19,288

Current liabilities	1,784
Accrued restructuring charges	267

Total liabilities assumed	2,051

Net assets acquired	$17,237

A summary of the intangible assets acquired, amortization method, and estimated lives follows:

		Weighted
		Average	Amortization
	Amount	Useful Life	Method

Customer relationships	$68	17 years	Accelerated
Process technology	3,640	15 years	Accelerated
Product Software	3,603	13 years	Straight Line
Other intangibles	460	5 years	Accelerated

Total	$7,771	13 years

Woodward is in the process of finalizing valuations of property, plant, and equipment, other intangibles, estimates of liabilities, and related income tax adjustments.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The results of MotoTron’s operations are included in Woodward’s Condensed Consolidated Statements of Earnings beginning October 6, 2008. If the acquisition had been completed on October 1, 2008, Woodward’s net sales and net earnings for the three and six months ended March 31, 2009 would not have been materially different from amounts reported in the Condensed Consolidated Statements of Earnings.

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

The following table sets out the tax expense and the effective tax rate for Woodward’s income from operations:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Earnings before income taxes	$24,807	$43,648	$62,926	$82,136
Income tax expense	6,333	13,934	17,388	27,097
Effective tax rate	25.5%	31.9%	27.6%	33.0%

Income taxes for the six months ended March 31, 2009 included expense reductions of $2,018 related to the retroactive extension of the U.S. research and experimentation tax credit. This expense reduction related to the estimated amount of the credit applicable to the period from January 1 through September 30, 2008. There was no similar benefit in the three or six months ended March 31, 2008.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $22,046 at March 31, 2009 and $22,576 at September 30, 2008. At March 31, 2009, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $17,978. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $6,313 in the next twelve months through completion of reviews by various worldwide tax authorities.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $5,113 and $5,956 as of March 31, 2009 and September 30, 2008, respectively.

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. Woodward is subject to domestic income tax examinations for fiscal years 2005 and forward.

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

The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Numerator:
Net earnings	$18,474	$29,714	$45,538	$55,039

Denominator:
Basic	67,754	67,603	67,740	67,762
Assumed exercise of dilutive stock options	1,008	1,870	1,257	2,014

Diluted	68,762	69,473	68,997	69,776

Net earnings per common share:
Basic	$0.27	$0.44	$0.67	$0.81

Diluted	$0.27	$0.43	$0.66	$0.79

The following stock option and restricted stock grants were outstanding during the three and six month periods ended March 31, 2009 and 2008, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Stock options	1,443	464	696	352

Restricted stock	70	—	70	—

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 6.	Inventories

	March 31,	September 30,
	2009	2008

Raw materials	$13,245	$16,221
Work in progress	67,446	41,047
Component parts and finished goods	209,934	151,049

	$290,625	$208,317

Note 7.	Property, plant, and equipment — net

	March 31,	September 30,
	2009	2008

Land	$14,210	$13,343
Buildings and improvements	194,058	188,359
Machinery and equipment	304,723	286,074
Construction in progress	7,417	16,524

	520,408	504,300
Less accumulated depreciation	(339,797)	(335,649)

Property, plant, and equipment, net	$180,611	$168,651

			Six Months
	Three Months Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Depreciation expense	$9,298	$7,294	$18,475	$14,696

Note 8.	Goodwill

			Translation
	September 30,	Additions and	Losses and	March 31,
	2008	Adjustments	Other	2009

Turbine Systems	$86,565	$—	$—	$86,565
Engine Systems	35,631	6,284	(1,985)	39,930
Electrical Power Systems	17,381	—	(1,245)	16,136
Airframe Systems	—	182,793	—	182,793

Consolidated	$139,577	$189,077	$(3,230)	$325,424

Woodward tests goodwill on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consists of comparing the fair value of the reporting unit, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Woodward compares the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. Woodward considers all operating segments to be reporting units for purposes of testing for goodwill impairment.

Woodward completed its annual goodwill impairment test during the quarter ended March 31, 2009. The fair value of the reporting units was based on segment level cash flow forecasts which have been updated to reflect current global economic conditions, including anticipated weakening of global demand for certain products.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Forecasted cash flows were discounted using an 11% weighted average cost of capital assumption. The terminal value of the forecasted cash flows assumed an annual compound growth rate after five years of 3% and was calculated using the Gordon Growth Model. Woodward concluded no impairment charge should be recorded.

Note 9.	Other intangibles — net

	March 31, 2009			September 30, 2008
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Customer relationships:
Turbine Systems	$44,327	$(16,007)	$28,320	$44,327	$(15,268)	$29,059
Engine Systems	20,675	(10,797)	9,878	20,607	(9,877)	10,730
Electrical Power Systems	2,102	(508)	1,594	2,190	(386)	1,804
Airframe Systems	114,200	(873)	113,327	—	—	—

Total	$181,304	$(28,185)	$153,119	$67,124	$(25,531)	$41,593

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Engine Systems	12,526	(5,727)	6,799	12,705	(5,408)	7,297
Electrical Power Systems	3,325	(1,866)	1,459	2,790	(1,220)	1,570
Airframe Systems	—	—	—	—	—	—

Total	$15,851	$(7,593)	$8,258	$15,495	$(6,628)	$8,867

Process technology:
Turbine Systems	$11,941	$(4,312)	$7,629	$11,941	$(4,113)	$7,828
Engine Systems	12,593	(3,325)	9,268	5,350	(2,853)	2,497
Electrical Power Systems	1,260	(1,142)	118	1,338	(1,129)	209
Airframe Systems	31,800	(911)	30,889	—	—	—

Total	$57,594	$(9,690)	$47,904	$18,629	$(8,095)	$10,534

Patents:
Turbine Systems	$—	$—	$—	$—	$—	$—
Engine Systems	—	—	—	—	—	—
Electrical Power Systems	4,183	(823)	3,360	4,442	(693)	3,749
Airframe Systems	—	—	—	—	—	—

Total	$4,183	$(823)	$3,360	$4,442	$(693)	$3,749

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Engine Systems	460	(26)	434	—	—	—
Electrical Power Systems	1,473	(237)	1,236	1,563	(200)	1,363
Airframe Systems	18,200	(4,829)	13,371	—	—	—

Total	$20,133	$(5,092)	$15,041	$1,563	$(200)	$1,363

Consolidated	$279,065	$(51,383)	$227,682	$107,253	$(41,147)	$66,106

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Six Months
	Three Months Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Amortization expense	$5,055	$1,710	$9,883	$3,605

Amortization expense associated with current intangibles is expected to be:

Year Ending September 30:

2009 (remaining)	$9,887
2010	22,561
2011	21,424
2012	20,408
2013	19,279
Thereafter	134,123

$227,682

Note 10.	Long-term debt and line of credit facilities

2008 Term Loan Credit Agreement

On October 1, 2008, Woodward entered into a Term Loan Credit Agreement (the “2008 Term Loan Credit Agreement”), which provides for a $150,000 unsecured term loan facility, and may, from time to time, be expanded by up to $50,000 of additional indebtedness, subject to the Company’s compliance with certain conditions and the lenders’ participation. The 2008 Term Loan Credit Agreement bears interest at LIBOR plus 1.00% to 2.25%, requires quarterly principal payments of $1,875 beginning in March 2009, and matures in October 2013.

The 2008 Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other persons, make capital expenditures, make certain investments, make certain restricted payments, make dividend payments, and enter into material transactions with affiliates. The 2008 Term Loan Credit Agreement contains financial covenants requiring that (a) the Company’s ratio of consolidated net debt to consolidated earnings before interest, taxes, depreciation, and amortization, plus any unusual non-cash charges to the extent deducted in computing net income minus any unusual non-cash gains to the extent added in computing net income (“EBITDA”), not exceed 3.5 to 1.0 and (b) the Company have a minimum consolidated net worth of $400,000 plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The 2008 Term Loan Credit Agreement also contains events of default customary for such financings, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due.

Woodward’s obligations under the 2008 Term Loan Credit Agreement are guaranteed by Woodward FST, Inc. and MPC Products Corporation, each of which is a wholly owned subsidiary of Woodward. Woodward HRT, Inc., which became a wholly owned subsidiary of Woodward on April 3, 2009, became a guarantor of Woodward’s obligations under the 2008 Term Loan Credit Agreement on April 6, 2009.

2008 Note Purchase Agreement

Also on October 1, 2008, Woodward entered into a Note Purchase Agreement (the “2008 Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $250,000 comprised of (a) $100,000 aggregate principal amount of Series B Senior Notes due October 1, 2013 (the “Series B Notes”),

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(b) $50,000 aggregate principal amount of Series C Senior Notes due October 1, 2015 (the “Series C Notes”) and (c) $100,000 aggregate principal amount of Series D Senior Notes due October 1, 2018 (the “Series D Notes” and, together with the Series B Notes and Series C Notes, the “2008 Notes”) in a series of private placement transactions which were consummated on October 1, 2008 and October 30, 2008.

The 2008 Notes issued in the private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. Holders of the 2008 Notes do not have any registration rights.

The Series B Notes have a maturity date of October 1, 2013 and generally bear interest at a rate of 5.63% per annum. The Series C Notes have a maturity date of October 1, 2015 and generally bear interest at a rate of 5.92% per annum. The Series D Notes have a maturity date of October 1, 2018 and generally bear interest at a rate of 6.39% per annum. Under certain circumstances, the interest rate on each series of 2008 Notes is subject to increase if Woodward’s leverage ratio of consolidated net debt to consolidated EBITDA increases beyond 3.5 to 1.0. Interest on the 2008 Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid. Interest payments commence on April 1, 2009.

Woodward’s obligations under the 2008 Note Purchase Agreement and the 2008 Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under the 2008 Term Loan Credit Agreement.

The 2008 Note Purchase Agreement contains restrictive covenants customary for such financings, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell its assets, merge or consolidate with other persons, make dividend payments, and enter into material transactions with affiliates. The 2008 Note Purchase Agreement also contains events of default customary for such financings, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $25,000, the occurrence of which would permit the holders of the 2008 Notes to accelerate the amounts due.

The 2008 Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated EBITDA not exceed 4.0 to 1.0 during any material acquisition period, or 3.5 to 1.0 at any other time on a rolling four quarter basis, and (b) consolidated net worth at any time equal or exceed $425,000 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2008. Additionally, under the 2008 Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter. Priority debt generally refers to certain unsecured debt of Woodward’s subsidiaries and all debt of Woodward and its subsidiaries secured liens other than by certain permitted liens.

Woodward is permitted at any time, at its option, to prepay all, or from time to time to prepay any part of, the then outstanding principal amount of any series of the 2008 Notes at 100% of the principal amount of the series of 2008 Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable make-whole amount. The make-whole amount is computed by discounting the remaining scheduled payments of interest and principal of the 2008 Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the 2008 Notes being prepaid.

Woodward’s obligations under the 2008 Note Purchase Agreement and the 2008 Notes are guaranteed by Woodward FST, Inc. and MPC Products Corporation, each of which is a wholly owned subsidiary of Woodward. Woodward HRT, Inc., which became a wholly owned subsidiary of Woodward on April 3, 2009, became a guarantor of Woodward’s obligations under the 2008 Note Purchase Agreement and the 2008 Notes on April 6, 2009.

Woodward was in compliance with its financial debt covenants at March 31, 2009.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Outstanding long-term debt

Long-term debt consisted of the following:

	March 31,	September 30,
	2009	2008

Senior notes — 6.39%, due October 2011; unsecured	$32,143	$42,857
Term notes — 4.25% — 6.95%, due September 2009 to June 2012, secured by land and buildings	1,302	1,659
Term loans — variable rate of 2.65% at March 31, 2009, matures October 2013; unsecured	148,125	—
Series B Notes — 5.63%, due October 2013; unsecured	100,000	—
Series C Notes — 5.92%, due October 2015; unsecured	50,000	—
Series D Notes — 6.39%, due October 2018; unsecured	100,000	—
Fair value hedge adjustment for unrecognized discontinued hedge gains	289	381

	431,859	44,897
Less: current portion	(18,909)	(11,560)

Long-term debt, less current portion	$412,950	$33,337

The senior notes, term loans and 2008 Notes are held by multiple institutions. The term notes are held by banks in Germany.

The senior notes, term loans, and 2008 Notes are guaranteed by Woodward FST, Inc. and MPC Products Corporation, each of which is a wholly owned subsidiary of Woodward. Woodward HRT, Inc., which became a wholly owned subsidiary of Woodward on April 3, 2009, became a guarantor of these obligations on April 6, 2009.

The current portion of long-term debt includes $156 and $183 at March 31, 2009 and September 30, 2008, respectively, related to the fair value hedge adjustment for unrecognized discontinued hedge gains.

Required future principal payments of outstanding long-term debt are as follows:

At March 31,
Year Ending September 30,	2009

2009 (remaining)	$4,062
2010	18,720
2011	18,544
2012	18,369
2013	7,500
Thereafter	364,375

$431,570

Debt Issuance Costs

In 2009, Woodward incurred 3,081 of debt issuance costs which are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the debt to which the costs relate. The related amortization is recognized as interest expense. As of March 31, 2009, Woodward had $2,826 of unamortized debt issuance costs.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Lines of Credit

As of March 31, 2009, Woodward had a $225,000 revolving line of credit facility that involved unsecured financing arrangements with a syndicate of U.S. banks. The agreement provides for an option to increase the amount of the line to $350,000, subject to the lenders’ participation, and has an expiration date of October 2012. Interest rates on borrowings under the agreement vary with LIBOR, the federal funds rate, or the prime rate. There were no amounts outstanding under the revolving line of credit as of March 31, 2009 or September 30, 2008.

Woodward also had various foreign lines of credit. The lines are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the banks. Aggregate borrowings under such foreign lines of credit were $0 and $4,031 as of March 31, 2009 and September 30, 2008, respectively.

Note 11.	Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance, and cash flows. In accordance with the effective date of SFAS 161, Woodward adopted the disclosure provisions of SFAS 161 during the quarter ended March 31, 2009.

Woodward enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and those utilized as economic hedges. Woodward uses interest rate related derivative instruments to manage our exposure to fluctuations of interest rates. By using these instruments, Woodward is exposed, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Woodward, which creates credit risk for Woodward. Woodward minimizes this credit risk by entering into transactions with high quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, currency exchange rates, or the market price of Woodward’s common stock. Woodward minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of March 31, 2009 and as of September 30, 2008, all derivative instruments into which Woodward had entered were terminated.

In 2001, Woodward entered into treasury lock agreements that were designated as cash flow hedges of its long-term debt. The discontinuance of these treasury lock agreements resulted in losses that are recognized as an increase of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the loss is recorded in accumulated other comprehensive income.

In 2002, Woodward entered into certain interest rate swaps that were designated as fair value hedges of its long-term debt. The discontinuance of these interest rate swaps resulted in gains that are recognized as a reduction of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the gain is presented as an adjustment to long-term debt based on the accounting guidance in effect at the time the interest rate swaps were terminated.

In September 2008, the Company entered into treasury lock agreements with a notional amount totaling $100,000 that qualified as cash flow hedges under SFAS 133. The objective of this derivative instrument was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt to acquire MPC. The hedges were terminated prior to September 30, 2008 resulting in a gain of approximately $108 and the gain is recorded in accumulated other comprehensive income as of September 30, 2008. The gain realized on the termination of the treasury lock agreements will be recognized as a reduction of interest expense over a seven-year period on the hedged debt issued on October 1, 2008 using the effective interest method.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In March 2009, Woodward entered into LIBOR lock agreements with a total notional amount of $50,000 that qualified as cash flow hedges under SFAS 133. The objective of this derivative instrument was to hedge the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt to acquire HRT. The hedges were terminated prior to March 31, 2009, resulting in a loss of $1,308. The realized loss is recorded in accumulated other comprehensive income as of March 31, 2009, net of tax. The realized loss on the terminated LIBOR lock agreements will be recognized as an increase of interest expense over a seven-year period on the hedged debt issued on April 3, 2009 using the effective interest method.

The following table discloses the remaining unrecognized gains and losses associated with the terminated derivative instruments on Woodward’s Condensed Consolidated Balance Sheets as of March 31, 2009:

	Balance	Value of
	Sheet	Unrecognized
Derivatives Designated as Hedging Instruments:	Location	Gain (Loss)

2001 Treasury lock	(2)	$250
2002 Interest rate swap	(1)	289
2008 Treasury lock	(2)	101
2009 LIBOR lock	(2)	1,308

		$1,948

(1)	Long-term debt

(2)	Accumulated other comprehensive income

The following tables disclose the impact of derivative instruments on our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2009:

		Amount of		Amount of
		Income		Gain (Loss)
		(Expense)	Amount of	Reclassified
	Location of	Recognized	Gain (Loss)	from
	Gain (Loss)	in Earnings	Recognized	Accumulated
	Recognized	on	in OCI on	OCI into
	in Earnings	Derivative	Derivative	Earnings

Derivatives in Fair Value Hedging Relationships:
2002 Interest rate swap	(3)	$45	$—	$—
Derivatives in Cash Flow Hedging Relationships:
2001 Treasury lock	(3)	(39)	—	(39)
2008 Treasury lock	(3)	4	—	4
2009 LIBOR lock	(3)	—	(1,308)	—

		$10	$(1,308)	$(35)

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables disclose the impact of terminated derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings for the six months ended March 31, 2009:

		Amount of		Amount of
		Income		Gain (Loss)
		(Expense)	Amount of	Reclassified
	Location of	Recognized	Gain (Loss)	from
	Gain (Loss)	in Earnings	Recognized	Accumulated
	Recognized	on	in OCI on	OCI into
	in Earnings	Derivative	Derivative	Earnings

Derivatives in Fair Value Hedging Relationships:
2002 Interest rate swap	(3)	$92	$—	$—
Derivatives in Cash Flow Hedging Relationships:
2001 Treasury lock	(3)	(79)	—	(79)
2008 Treasury lock	(3)	7	—	7
2009 LIBOR lock	(3)	—	(1,308)	—

		$22	$(1,308)	$(72)

(3)	Interest expense

Based on the carrying value of the unrecognized gains and losses on our terminated derivative instruments designated as cash flow hedges as of March 31, 2009, Woodward expects to reclassify 329 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months.

Note 12.	Accrued liabilities

Accrued liabilities consist of the following:

	March 31,	September 30,
	2009	2008

Salaries and other member benefits	$16,776	$51,773
Department of Justice matter (see Note 17)	25,000	—
Restructuring and other charges	23,634	801
Warranties	8,403	7,232
Interest payable	8,802	1,257
Accrued retirement benefits	5,454	5,865
Taxes, other than income	3,580	6,908
Other	24,300	11,755

	$115,949	$85,591

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Provisions of the sales agreements include product warranties customary to such agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

Balance, September 30, 2008	$7,232
Increases in accruals related to warranties during the period	2,333
Increases due to acquisition of MPC and MotoTron	2,313
Settlements of amounts accrued	(3,291)
Foreign currency exchange rate changes	(184)

Balance, March 31, 2009	$8,403

Woodward recognized non-acquisition related restucturing and other charges totaling $15,159 during the three months ended March 31, 2009. The main components of these charges included $14,254 of workforce management related costs associated with the early retirement of approximately 100 employees and the involuntary separation of approximately 350 employees in connection with a strategic realignment of global workforce capacity. Other charges totaling $905 were accrued for an impairment loss related to the sale of a building that is being vacated.

Restructuring charges related to business acquisitions of $10,341 include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts. Together these restructuring charges and related actions are expected to provide future cost reductions and other earnings improvements.

The summary of the activity in accrued restructuring charges during the three and six months ended March 31, 2009 is as follows:

	Restructuring	Business
	Charges	Acquisitions	Total

Accrued restructuring charges, September 30, 2008	$—	$801	$801
Purchase accounting adjustments	—	10,341	10,341
Payments	—	(142)	(142)
Foreign currency exchange rates	—	(64)	(64)

Accrued restructuring charges, December 31, 2008	—	10,936	10,936
Restructuring provision incurred	15,159	—	15,159
Purchase accounting adjustments	—	(464)	(464)
Payments	(563)	(525)	(1,088)
Non-cash charge for impairment of vacated facility	(905)	—	(905)
Foreign currency exchange rates	—	(4)	(4)

Accrued restructuring charges, March 31, 2009	$13,691	$9,943	$23,634

Woodward estimates that its restructuring charges will be substantially completed within twelve months. Accordingly, the entire amount is classified as current.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 13.	Other liabilities

	March 31,	September 30,
	2009	2008

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$40,948	$42,103
Other	26,149	25,592

	$67,097	$67,695

Note 14.	Retirement benefits

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

The components of the net periodic pension cost related to continuing operations are as follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Retirement pension benefits — United States:
Service cost	$—	$—	$—	$—
Interest cost	287	281	574	561
Expected return on plan assets	(282)	(341)	(564)	(681)
Amortization of:
Net actuarial gain	84	30	168	59
Prior service cost	(65)	(65)	(130)	(130)

Net periodic benefit (cost)	$24	$(95)	$48	$(191)

Contributions	$—	$—	$—	$—

Retirement pension benefits — other countries:
Service cost	$175	$239	$354	$476
Interest cost	511	709	1,060	1,434
Expected return on plan assets	(511)	(744)	(1,061)	(1,505)
Amortization of:
Transition obligation	20	25	40	48
Net actuarial gain	34	45	68	92
Prior service cost	(2)	(2)	(4)	(4)

Net periodic benefit	$227	$272	$457	$541

Contributions	$413	$620	$1,242	$1,648

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of the net periodic retirement healthcare benefits related to continuing operations are as follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Retirement healthcare benefits:
Service costs	$43	$61	$85	$121
Interest cost	562	613	1,125	1,227
Amortization of:
Net actuarial gain	24	48	48	96
Prior service cost	(808)	(630)	(1,616)	(1,260)

Net periodic benefit (cost)	$(179)	$92	$(358)	$184

Contributions	$1,316	$1,040	$2,061	$1,588

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

Note 15.	Stock-based compensation

A.	Stock options

Stock options are granted to Woodward’s key management members. The grant date for these awards is used for the measurement date. These awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.

Woodward uses the Black-Scholes-Merton pricing model to value its stock options. Expected volatilities are based on historical volatility using daily stock price observations. Woodward uses an expected life equal to the midpoint between the vesting date and the date of contractual expiration of the options, as permitted by the SEC’s Staff Accounting Bulletin 107 “Share-Based Payment.” Dividend yields are based on historical dividends. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant. Assumptions used to value options granted are as follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Expected term	n/a	n/a	7 years	7 years
Estimated volatility	n/a	n/a	43%	37%
Estimated dividend yield	n/a	n/a	1.4%	1.5%
Risk-free interest rate	n/a	n/a	3.1%	3.7%

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following is a summary of the activity for stock option awards during the three and six months ended March 31, 2009:

		Weighted-Average
Stock Options	Number	Exercise Price

Balance at September 30, 2008	4,387	$13.29
Options granted	309	18.67
Options exercised	(20)	6.97
Options forfeited	(13)	20.19

Balance at December 31, 2008	4,663	$13.45
Options granted	—	n/a
Options exercised	(4)	12.70
Options forfeited	(7)	16.67

Balance at March 31, 2009	4,652	$13.64

B.	Restricted stock

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

The following is a summary of the activity for restricted stock awards during the three and six months ended March 31, 2009:

Weighted-Average
Exercise Grant
Restricted Stock	Number	Price per Share

Balance at September 30, 2008	—	n/a
Shares granted	70	$33.49
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at December 31, 2008	70	$33.49
Shares granted	—	n/a
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at March 31, 2009	70	$33.49

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 16.	Accumulated other comprehensive earnings

Accumulated foreign currency translation adjustments:
Balance at September 30, 2008	$23,543
Translation adjustments	(15,839)
Taxes associated with foreign currency translation	(1,454)

Balance at March 31, 2009	$6,250

Accumulated unrealized derivative losses:
Balance at September 30, 2008	$(137)
Realized loss on cash flow hedge, net	(811)
Reclassification to interest expense	71
Taxes associated with interest reclassification	(27)

Balance at March 31, 2009	$(904)

Accumulated minimum pension liability adjustments:
Balance at September 30, 2008	$(3,087)
Minimum benefit liability adjustment	209
Taxes associated with minimum benefit liability	—

Balance at March 31, 2009	$(2,878)

Note 17.	Total comprehensive earnings

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net earnings	$18,474	$29,714	$45,538	$55,039
Other comprehensive earnings:
Foreign currency translation adjustments	(10,186)	10,414	(17,293)	13,945
Reclassification of unrealized losses on derivatives to earnings	21	31	44	63
Loss from cash flow hedge, net	(811)	—	(811)	—
Minimum pension liability adjustment	316	(70)	209	(464)

Total comprehensive earnings	$7,814	$40,089	$27,687	$68,583

Note 18.	Contingencies

Woodward is currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. The Company has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

In addition, MPC, one of Woodward’s recently acquired subsidiaries, is subject to an investigation by the U.S. Department of Justice regarding certain of its pricing practices prior to 2006 related to government contracts. MPC and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals from the DOJ. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

monetary fines and other amounts by MPC. Collateral administrative consequences of the MPC settlement agreement could include debarment of MPC from future federal procurement. MPC is in the process of working with the U.S. Department of Defense in an effort to resolve, without debarment, any administrative matters that may arise out of the investigation. There can be no assurance as to the resolution of these matters. The purchase price paid by Woodward in connection with the acquisition of MPC was reduced by $25,000, which represents the amount agreed to in principle by MPC with the U.S. Attorney. Any resulting fines or other sanctions beyond this amount could have a material negative impact on Woodward.

There are also other individual matters that management believes the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible there could be additional losses that have not been accrued, management currently believes the possible additional loss in the event of an unfavorable resolution of every matter is less than $10,000 in the aggregate, excluding the DOJ matter.

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

Note 19.	Financial instruments

The estimated fair values of Woodward’s financial instruments were as follows:

	At March 31, 2009		At September 30, 2008
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Cost	Fair Value	Cost

Cash and cash equivalents	$126,873	$126,873	$109,833	$109,833
Investments in deferred compensation program	4,330	4,330	3,931	3,931
Short-term borrowings	—	—	(4,031)	(4,031)
Long-term debt, including current portion	(403,881)	(431,570)	(44,836)	(44,516)

The fair values of cash and cash equivalents and short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and short-term borrowings have short-term maturities and market interest rates.

Investments related to the deferred compensation program used to provide deferred compensation benefits to certain employees are assumed to be equal to their carrying amounts since the assets and are marked to market value each reporting period.

The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 7.5% at March 31, 2009 and 6.0% at September 30, 2008.

Note 20.	Segment information

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Officer excludes matters such as charges for restructuring costs, interest income and expense, and certain gains and losses from asset dispositions. A summary of consolidated net sales and earnings follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Segment net sales:
Turbine Systems
External net sales	$154,365	$143,298	$294,538	$270,080
Intersegment sales	3,472	4,156	8,009	8,167

Total segment net sales	$157,837	$147,454	$302,547	$278,247

Engine Systems
External net sales	$84,166	$114,027	$189,160	$217,778
Intersegment sales	8,310	11,801	17,539	22,084

Total segment net sales	$92,476	$125,828	$206,699	$239,862

Electrical Power Systems
External net sales	$45,221	$48,428	$93,138	$89,958
Intersegment sales	13,300	16,463	27,225	32,407

Total segment net sales	$58,521	$64,891	$120,363	$122,365

Airframe Systems
External net sales	$50,909	$—	$102,569	$—
Intersegment sales	701	—	1,359	—

Total segment net sales	$51,610	$—	$103,928	$—

Consolidated external net sales	$334,661	$305,753	$679,405	$577,816

Segment earnings:
Turbine Systems	$34,799	$30,951	$63,934	$58,179
Engine Systems	7,718	13,005	19,413	25,066
Electrical Power Systems	9,137	9,546	18,303	16,740
Airframe Systems	3,233	—	5,034	—

Total segment earnings	54,887	53,502	106,684	99,985
Nonsegment expenses	(23,594)	(9,288)	(31,397)	(16,907)
Interest expense and income, net	(6,486)	(566)	(12,361)	(942)

Consolidated earnings before income taxes	$24,807	$43,648	$62,926	$82,136

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Segment assets consist of accounts receivable, inventories, property, plant, and equipment — net, goodwill, and other intangibles — net. A summary of consolidated total assets follows:

	March 31,	September 30,
	2009	2008

Segment assets:
Turbine Systems	$381,704	$371,275
Engine Systems	230,008	242,350
Electrical Power Systems	133,173	133,928
Airframe Systems	465,732	—

Total segment assets	1,210,617	747,553
Unallocated corporate property, plant, and equipment, net	16,082	13,226
Other unallocated assets	213,008	166,238

Consolidated total assets	$1,439,707	$927,017

Note 21.	Subsequent Events

A.  Financing activities

2009 Term Loan Credit Agreement — On April 3, 2009, Woodward entered into a Term Loan Credit Agreement (the “2009 Term Loan Credit Agreement”), by and among Woodward, the institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, National Association, as administrative agent. The 2009 Term Loan Credit Agreement provides for a $120,000 unsecured term loan facility, and may be expanded by up to $50,000 of additional indebtedness from time to time, subject to the Company’s compliance with certain conditions and the lenders’ participation. The 2009 Term Loan Credit Agreement generally bears interest at LIBOR plus 2.50% to 3.50% and matures on April 3, 2012. Quarterly principal payments of $6,000 are due beginning September 30, 2009 through June 30, 2010. Quarterly principal payments of $9,000 are due beginning September 30, 2010 until maturity. The 2009 Term Loan Credit Agreement can be prepaid without penalty.

The 2009 Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other persons, make certain investments, make certain restricted payments, and enter into material transactions with affiliates. The 2009 Term Loan Credit Agreement contains financial covenants requiring that (a) the Company’s ratio of consolidated net debt to consolidated EBITDA not exceed 3.5 to 1.0 and (b) the Company have a minimum consolidated net worth of $510,000 plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The 2009 Term Loan Credit Agreement also contains events of default customary for such financings, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.

The Company’s obligations under the 2009 Term Loan Credit Agreement are guaranteed by Woodward FST, Inc., MPC Products Corporation, and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

2009 Note Purchase Agreement  — Also on April 3, 2009, Woodward entered into a Note Purchase Agreement (the “2009 Note Purchase Agreement”) with the purchasers named therein (the “Purchasers”) relating to the sale by Woodward of an aggregate principal amount of $100,000 of senior unsecured notes comprised of (a) $57,000 aggregate principal amount of Series E Senior Notes due April 3, 2016 (the “Series E Notes”) and (b) $43,000 aggregate principal amount of Series F Senior Notes due April 3, 2019 (the “Series F Notes” and together with the

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Series E Notes, the “2009 Notes”) in a private placement transaction completed on April 3, 2009. The 2009 Notes were sold to the Purchasers on April 3, 2009. The 2009 Notes issued in the private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. Holders of the 2009 Notes do not have any registration rights.

The Series E Notes have a maturity date of April 3, 2016 and bear interest at a rate of 7.81% per annum. The Series F Notes have a maturity date of April 3, 2019 and bear interest at a rate of 8.24% per annum. Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until the principal is paid. Interest payments commence on October 15, 2009.

The obligations under the 2009 Note Purchase Agreement and the 2009 Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including outstanding debt under Woodward’s existing term loan facilities, existing revolving loan facility, and existing note purchase agreements.

The 2009 Note Purchase Agreement contains restrictive covenants customary for such financings, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell Woodward’s assets, merge or consolidate with other persons, and enter into material transactions with affiliates. The 2009 Note Purchase Agreement also contains events of default customary for such financings, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $30,000, the occurrence of which would permit the holders of the 2009 Notes to accelerate the amounts due.

The 2009 Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated EBITDA not exceed 3.5 to 1.0 at any time on a rolling four quarter basis, and (b) consolidated net worth at any time equal or exceed $485,940 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2009. Additionally, under the 2009 Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter. Priority debt generally refers to certain unsecured debt of Woodward’s subsidiaries and all debt of Woodward and its subsidiaries secured by liens other than by certain permitted liens.

Woodward is permitted at any time, at its option, to prepay all, or from time to time to prepay any part of, the then outstanding principal amount of any series of the 2009 Notes at 100% of the principal amount of the series of 2009 Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable make-whole amount. The make-whole amount is computed by discounting the remaining scheduled payments of interest and principal of the 2009 Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the 2009 Notes being prepaid.

The proceeds from the 2009 Term Loan Credit Agreement and the issuance of the 2009 Notes were used to partially finance the HRT acquisition.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Required future principal payments of senior and term notes outstanding as of March 31, 2009 and the $220,000 long-term debt issued on April 3, 2009 are as follows:

Year Ending September 30,

2009	$10,062
2010	45,720
2011	54,544
2012	69,369
2013	7,500
Thereafter	464,375

Total	$651,570

B.  HRT acquisition

On April 3, 2009, Woodward acquired HRT and paid $377,000 cash to the sellers at closing. Included in this amount is a $12,000 payment, the result of which Woodward expects to receive future cash tax benefits related to the acquisition with a net present value of approximately $25,000, after consideration of the $12,000 payment.

The acquisition cash used at closing was funded from various sources in the following amounts:

2009 Term Loan Credit Agreement	$120,000
2009 Note Purchase Agreement	100,000
Borrowings from revolving credit facility	105,000
Available cash and cash equivalents	52,000

Amount paid at closing	$377,000

HRT is an industry leader in the advanced technology, engineering development, and manufacturing of mission-critical actuation systems and controls for weapons, aircraft, turbine engines, and combat vehicles. It is recognized for hydraulic and electric primary flight control actuation products including electro-mechanical actuation systems for unmanned combat air vehicles and weapons, such as the Joint Direct Attack Munitions (JDAM) and the AIM-9-X Sidewinder; hydraulic and electric flight controls for fixed and rotor wing aircraft; servovalves for global aerospace; turret controls and stabilization systems for the U.S. M1 Abrams Main Battle Tank and other armored vehicles worldwide; and fuel and pneumatics valves for aircraft and helicopters. HRT will be integrated into Airframe Systems. The cost of the acquisition may increase or decrease based on the outcome of a purchase price adjustment procedure customary to purchase agreements and the final determination of the direct acquisition costs. Woodward is in the process of finalizing valuations of property, plant, and equipment, other intangibles, and estimates of liabilities associated with the acquisition.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecasts,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash and other measures of financial performance;

•	descriptions of our plans and expectations for future operations;

•	the effect of economic downturns or growth in particular regions;

•	the effect of changes in the level of activity in particular industries or markets;

•	the availability and cost of materials, components, services, and supplies;

•	the scope, nature, or impact of acquisition activity and integration into our businesses;

•	the development, production, and support of advanced technologies and new products and services;

•	new business opportunities;

•	restructuring costs and savings;

•	our plans, objectives, expectations and intentions with respect to recent acquisitions and expected business opportunities that may be available to us;

•	the outcome of contingencies;

•	future repurchases of common stock;

•	future levels of indebtedness and capital spending; and

•	pension plan assumptions and future contributions.

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:

•	a decline in business with or financial distress of our significant customers;

•	the long sales cycle, customer evaluation process, and implementation period of our products and services;

•	our ability to implement, and realize the intended effects of, our restructuring efforts;

•	the recent instability of the credit markets and other adverse economic and industry conditions;

•	fines or other sanctions resulting from the outcomes of the investigation by the U.S. Department of Justice (the “DOJ”) regarding certain pricing practices of MPC Products Corporation, one of our wholly owned subsidiaries, prior to 2006;

•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;

•	our ability to reduce our expenses in proportion to any sales shortfalls;

•	the ability of our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;

•	the success of or expenses associated with our product development activities;

•	our ability to integrate acquisitions and costs related thereto;

•	our substantial debt and debt service requirements and our ability to operate our business and pursue business strategies in the light of certain restrictive covenants in our outstanding debt documents;

•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;

•	changes in domestic or international tax statutes and future subsidiary results;

•	environmental liabilities related to manufacturing activities;

•	the geographical location of a portion of our business is in California, which historically has been susceptible to certain natural disasters;

•	our continued access to a stable workforce and favorable labor relations with our employees;

•	our ability to successfully manage regulatory, tax and legal matters (including government contracting product liability, patent and intellectual property matters);

•	risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates; and

•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.

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

Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward Governor Company and its consolidated subsidiaries.

OVERVIEW

We are an independent designer, manufacturer, and service provider of energy control and optimization solutions for commercial and military aircraft, turbines, reciprocating engines, and electrical power system equipment. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable and more cost-effective equipment. Leading original equipment manufacturers (“OEMs”) use our products and services in aerospace, power and process industries, and transportation.

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

We have four operating segments — Turbine Systems, Engine Systems, Electrical Power Systems, and Airframe Systems.

•	Turbine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Engine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which include the power generation, transportation, and process industries.

•	Electrical Power Systems develops and manufactures systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which include the power generation, power distribution, and power conversion industries.

•	Airframe Systems develops and manufactures high-performance cockpit, electromechanical, and hydraulic motion control systems, including sensors, primarily for aerospace and military applications.

Our new business segment, Airframe Systems, was added October 1, 2008 when we acquired all of the outstanding shares of stock of Techni-Core, Inc. (“Techni-Core”) and all of the outstanding shares of stock of MPC Products Corporation (“MPC Products” and, together with Techni-Core, “MPC”) for approximately $370,431.

MPC was a privately-held company and will continue to operate in Skokie, Illinois. MPC develops and manufactures high performance motors and sensors, analog and digital control electronics, control and utility actuation systems, and fly-by-wire cockpit control systems. MPC’s products are used in both commercial and military aerospace programs. MPC’s customer list includes major OEM airframers such as Boeing and Bombardier, as well as tier-one suppliers, such as Raytheon and Honeywell. Our new Airframe Systems segment allows us to focus on the airframe applications of both MPC’s and Woodward’s technologies and products.

On April 3, 2009, we acquired all of the outstanding capital stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets related to HR Textron’s business (collectively “HRT”) in a transaction for which we paid $377,000 to the sellers at closing.

HRT is an industry leader in the advanced technology, engineering development, and manufacturing of mission-critical actuation systems and controls for weapons, aircraft, turbine engines, and combat vehicles. It is recognized for hydraulic and electric primary flight control actuation products including electro-mechanical actuation systems for unmanned combat air vehicles and weapons, such as the Joint Direct Attack Munitions (JDAM) and the AIM-9-X Sidewinder; hydraulic and electric flight controls for fixed and rotor wing aircraft; servovalves for global aerospace; turret controls and stabilization systems for the U.S. M1 Abrams Main Battle Tank and other armored vehicles worldwide; and fuel and pneumatics valves for aircraft and helicopters.

HR Textron, Inc. became a wholly owned subsidiary of Woodward following the completion of the acquisition, and was renamed Woodward HRT, Inc. HRT will be integrated into Airframe Systems. Additional information about HRT and the acquisition is included in Note 21 to the Condensed Consolidated Financial Statements, “Subsequent Events,” in “Item 1 — Financial Statements.”

We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.

This discussion should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2008, and the Condensed Consolidated Financial Statements and notes included in this report. Dollar amounts contained in this discussion and elsewhere in this Quarterly Report on Form 10-Q are in thousands.

Net sales for the second quarter were $334,661, an increase of 9.5% from $305,753 for the second quarter of the prior year. Sales growth would have been approximately 13.6% higher without the negative impact of exchange rates. Sales this quarter were consistent with our expectations during this stage of a challenging business cycle. Our Airframe integration and profit improvement initiatives are proceeding consistently with our expectations.

Net earnings for the second quarter were $18,474, or $0.27 per diluted share, compared to $29,714, or $0.43 per diluted share, for the three months ended March 31, 2008. Net earnings include special charges of $0.16 per share related to cost reductions and efficiency improvements, as discussed below. Net earnings benefited this quarter from various cost control initiatives and favorable variable compensation expense of $9,679 compared with the prior year which partially offset the effects of the decline in sales volumes. Exchange rates negatively impacted earnings by 4%.

Net sales for the six months ended March 31, 2009 were $679,405, an increase of 17.6% from $577,816 for the same period of the prior year. Year to date net earnings were $45,538, or $0.66 per diluted share, compared to $55,039, or $0.79 per diluted share, in the same period last year. Net earnings include special charges of $0.16 per share related to cost reductions and efficiency improvements, as discussed below. Exchange rates had an approximately 3% negative impact on sales and approximately $0.04 per diluted share on year to date net earnings.

We have taken steps to properly size our businesses for this environment to meet or exceed profitability objectives while continuing to pursue selected long-term organic growth opportunities. The net earnings for the second quarter include special charges of $0.16 per share, as shown below:

Special Charge Summary

Workforce management	$14,254
Vacated facility impairment	905

Total restructuring and other charges	15,159
Inventory write-down(a)	1,255
Other charges	191

Total special charges (pre-tax)	$16,605

After-tax earnings per share impact	$0.16

(a)	Inventory write-downs relate specifically to order cancellations and are included in cost of goods sold. All of the items shown above relate to actions taken as a direct result of the current economic downturn.

We are currently implementing a number of projects aimed at increasing our earnings through cost reduction and efficiency improvements. Savings from these initiatives will be primarily in manufacturing overhead expenses; selling, general, and administrative expenses; and facility rationalization.

We recognized non-acquisition related restucturing and other charges totaling $15,159 during the three months ended March 31, 2009. These charges do not include similar actions taken at MPC as described below. No material restructuring costs were incurred in the three or six month periods ended March 31, 2008 or in the three months ended December 31, 2008. The main component of the charges in the three month period ended March 31, 2009 is $14,254 of workforce management related costs associated with involuntary separations and voluntary early retirements.

Approximately 450 employees are impacted in these workforce management actions. In addition, there was a reduction of approximately 250 temporary employees and contractors with no significant associated costs. Included in the $15,159 special charges is an additional charge of $905 accrued for an impairment loss related to the sale of a building that is currently vacant. We expect these actions to allow us to maintain profitability slightly below what is reflected in our operating results this quarter.

Restructuring charges related to the MPC acquisition, which were accrued in its opening balance sheet, include a number of items such as workforce management, costs associated with integrating similar operations, vacating certain facilities, and cancellation of some contracts. By the end of the third quarter, approximately $7,000 will be incurred related to these actions, which include staffing reductions totaling approximately 300 members at MPC. These restructuring charges and related actions are expected to provide for future cost reductions and other earnings improvements.

Cash provided by operations during the six month period was $51,826, an increase compared to the $29,191 generated in the same period last year.

At March 31, 2009, our total assets were $1,439,707, including $126,873 in cash and cash equivalents, and our total debt was $431,859. As of March 31, 2009, we also had availability under our revolving credit facility of $225,000, of which $105,000 was drawn on April 3, 2009 in connection with the HRT acquisition. We believe liquidity and cash generation will be critical to funding our ongoing operating needs. We believe that the restructuring and other cost reduction actions we are currently taking will generate improved cash flow from operations and that this level of cash generation, coupled with our balance sheet, will adequately support our operations and the strategic initiatives we have identified.

Results of Operations

Net Sales

The following table presents the breakdown of consolidated net external sales by segment:

	Three Months Ended March 31,				Six Months Ended March 31,
	2009		2008		2009		2008
		% of Net		% of Net		% of Net		% of Net
		External		External		External		External
Segment net sales		Sales		Sales		Sales		Sales

Turbine Systems	$157,837	47%	$147,454	48%	$302,547	45%	$278,247	48%
Engine Systems	92,476	28	125,828	41	206,699	30	239,862	42
Electrical Power Systems	58,521	18	64,891	21	120,363	18	122,365	21
Airframe Systems	51,610	15	—	—	103,928	15	—	—

Total segment net sales	360,444	108	338,173	110	733,537	108	640,474	111

Less intersegment net sales Turbine Systems	(3,472)	(1)	(4,156)	(1)	(8,009)	(1)	(8,167)	(1)
Engine Systems	(8,310)	(3)	(11,801)	(4)	(17,539)	(3)	(22,084)	(4)
Electrical Power Systems	(13,300)	(4)	(16,463)	(5)	(27,225)	(4)	(32,407)	(6)
Airframe Systems	(701)	—	—	—	(1,359)	—	—	—

Consolidated net external sales	$334,661	100%	$305,753	100%	$679,405	100%	$577,816	100%

Consolidated net external sales for the three and six months ended March 31, 2009 increased 9.5% and 17.6% compared to the same periods in fiscal 2008. Organic sales (sales before the effect of acquisitions) decreased 7.9% and 0.9% for the three and six month periods. The overall increase was attributable to the following:

Turbine Systems’ segment net sales (including intersegment sales) increased 7.0% and 8.7% in the three and six months ended March 31, 2009, compared to the same periods a year ago. Both periods benefited from higher demand for production of new industrial gas turbines, including aeroderivative turbines, as well as increases in related aftermarket sales. Production of new industrial gas turbines is driven by continued investment in power generation throughout the world and, in the three and six month periods this year, we benefitted from the mix of models produced, which tends to vary from period to period. Sales for aircraft applications decreased slightly in the most recent quarter over the same quarter a year ago, and were approximately the same for the comparable six month period, reflecting a decline in demand in the business jet portion of the market. Revenue passenger miles and cargo service have decreased in 2009 from 2008 and airlines are withdrawing some older aircraft from service. Commercial and military aerospace sales were generally consistent with the prior year.

Engine Systems’ segment net sales (including intersegment sales) decreased 26.5% and 13.8% for the three and six months ended March 31, 2009 compared to the same periods a year ago. Engine Systems sales reflect weakened demand across all major end market segments, including transportation, power generation and process industries. Exchange rate changes negatively impacted sales by 3% from both last year’s second quarter and from the six month period. During the quarter ended, December 31, 2008, Woodward acquired MotoTron, which was integrated into the Engine Systems segment. The inclusion of MotoTron’s net sales in 2009 did not have a significant impact on the Engine Systems’ segment overall net sales compared to the three or six month periods ended March 31, 2008. While profitability was affected by the significant decline in volumes, cost reduction efforts as well as lower variable compensation costs substantially limited the decline of earnings.

The impact of the global decline in industrial production is most evident in the transportation end markets, where shipments of controls used in construction, material handling, and other small engine-powered equipment declined sharply. Shipments of control systems used on alternative fuel buses and trucks also declined this quarter, in large part due to inconsistent ordering patterns as customers work through inventories and production stoppages.

In the power generation end markets, shipments of controls used on basic stand-by and emergency power equipment declined, following reduced commercial and institutional construction activity globally. Orders for controls used in biogas-fueled power generation projects remained strong, largely due to growing international interest in reducing carbon emissions.

Electrical Power Systems’ segment net sales (including intersegment sales) decreased 9.8% and 1.6% in the three and six month periods ended March 31, 2009, compared to the same periods a year ago. Significant growth in wind inverter sales was offset by declines in sales of products related to power generation and distribution produced by the segment. Excluding the negative impact of exchange rates, sales growth was flat compared to the second quarter last year.

Airframe Systems — During the first quarter of this year, we acquired MPC, which comprised our Airframe Systems segment, during the six months ended March 31, 2009. On April 3, 2009 we acquired HRT. Both businesses will comprise our Airframe Systems segment as of April 3, 2009.

Airframe Systems’ net sales were $51,610 and $103,928 for the three and six month periods ended March 31, 2009. Airframe’s military (aerospace, ground, and navy) business has experienced moderate growth from MPC’s same quarter last year, while commercial sales were relatively stable. Airframe began to realize anticipated cost savings in the second quarter, and further cost savings and synergies are expected in the near future. Operational integration is proceeding consistently with our expectations.

Additional information about HRT and the acquisition is included in Note 20 to the Condensed Consolidated Financial Statements in “Item 1 — Financial Statements.”

Costs and Expenses

The following table presents costs and expenses:

	Three Months Ended March 31,				Six Months Ended March 31,
	2009		2008		2009		2008
		% of Net		% of Net		% of Net		% of Net
		External		External		External		External
		Sales		Sales		Sales		Sales

Consolidated net external sales	$334,661	100.0%	$305,753	100.0%	$679,405	100.0%	$577,816	100.0%

Cost of goods sold	$235,539	70.4%	$210,377	68.8%	$479,825	70.6%	$401,207	69.4%
Selling, general, and administrative expenses	29,093	8.7	31,667	10.4	61,553	9.1	57,647	10.0
Research and development costs	18,796	5.6	18,781	6.1	37,880	5.6	34,407	6.0
Amortization of intangible assets	5,055	1.5	1,710	0.6	9,883	1.5	3,605	0.6
Restructuring and other charges	15,159	4.5	—	—	15,159	2.2	—	—
Interest expense	6,707	2.0	986	0.3	13,244	1.9	1,942	0.4
Interest income	(221)	—	(420)	(0.2)	(883)	(0.1)	(1,000)	(0.2)
Other, net	(274)	(0.1)	(996)	(0.3)	(182)	—	(2,128)	(0.4)

Consolidated costs and expenses	$309,854	92.6%	$262,105	85.7%	$616,479	90.7%	$495,680	85.8%

Cost of goods sold for the three and six months ended March 31, 2009 increased to 70.4% and 70.6% from 68.8% and 69.4% in the same periods last year. Conversely, gross margins (as measured by net sales less cost of goods sold) decreased to 29.6% and 29.4% for the three and six months ended March 31, 2009, compared to 31.2% and 30.6% for the same periods last year. The decrease is primarily a result of the addition of MPC and MotoTron’s business activity, which generally has lower gross margins than the rest of our businesses. The decrease was also attributable to the sales volume decrease in Engine Systems as well as unfavorable product mix.

Selling, general, and administrative expenses for the three months ended March 31, 2009 decreased 8.1% compared with the same period in the prior year, primarily due to reductions in variable compensation accruals and favorable foreign exchange rates. Accruals of variable compensation are affected by projections of Company-wide performance-based factors for the entire fiscal year. It increased for the six months ended March 31, 2009 by 6.8% over the same period in fiscal 2008 primarily due to the acquisitions of MPC, partially offset by the impacts of exchange rates and variable compensation. Selling, general, and administrative expenses decreased as a percent of sales year-to-year to 8.7% and 9.1% for the three and six months ended March 31, 2009 as compared to 10.4% and 10.0% for the same periods last year.

Research and development costs were effectively flat compared to 2008 levels for the three months ended March 31, 2009 and increased 10.1% for the six months ended March 31, 2009 to $37,880 compared to $34,407 for the same period in fiscal 2008. The change reflects higher levels of development activity and the acquisitions of MPC and MotoTron. Research and development costs decreased as a percent of sales to 5.6% for both the three and six month periods in fiscal 2009 from 6.1% and 6.0% in fiscal 2008. We continue to invest in next-generation technologies and products in all of our businesses. While the pace of research will be tempered, our current level of spending is consistent with our expectations and longer-term requirements, although some quarterly variability will continue.

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

Amortization of intangible assets increased by $3,345 and $6,278 for the three and six months ended March 31, 2009 to $5,055 and $9,883, reflecting higher levels of amortization expense related to $171,971 of intangible assets acquired from MPC and MotoTron in October 2008.

Restructuring and Other Charges resulted from a number of projects we are currently implementing aimed at increasing our margins through cost reduction and efficiency improvements. The program savings were primarily related to indirect expenses, selling, general, and administrative expenses, material productivity, and facility rationalization.

As discussed previously, we recognized non-acquisition related restucturing and other charges totaling $15,159 during the three months ended March 31, 2009. No restructuring costs were incurred in the three or six month periods ended March 31, 2008 or in the three months ended December 31, 2008. The main components of the charges included $14,254 of workforce management related costs associated with involuntary separation and voluntary early retirement impacting approximately 450 employees in connection with a strategic realignment of global workforce capacity. Special charges totaling $905 were accrued for an impairment loss related to the sale of a building that is being vacated.

Interest expense increased by $5,721 and $11,302 for the three and six months ended March 31, 2009 to $6,707 and $13,244 compared to $986 and $1,942 during the same periods in fiscal 2008 reflecting $400,000 of long-term debt issued in October 2008, the majority of which was used to finance the acquisitions of MPC and MotoTron, including repayment of certain obligations associated with these acquisitions. Due to the $400,000 of long-term debt issued in October 2008 in connection with the MPC acquisition and the $220,000 of long-term debt issued in April 2009 in connection with the HRT acquisition, interest expense is expected to increase in future years compared to historical levels.

Earnings

The following table presents earnings by segment:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Turbine Systems	$34,799	$30,951	$63,934	$58,179
Engine Systems	7,718	13,005	19,413	25,066
Electrical Power Systems	9,137	9,546	18,303	16,740
Airframe Systems	3,233	—	5,034	—

Total segment earnings	54,887	53,502	106,684	99,985
Nonsegment expenses and eliminations	(23,594)	(9,288)	(31,397)	(16,907)
Interest expense, net	(6,486)	(566)	(12,361)	(942)

Consolidated earnings before income taxes	24,807	43,648	62,926	82,136
Income tax expense	(6,333)	(13,934)	(17,388)	(27,097)

Consolidated net earnings	$18,474	$29,714	$45,538	$55,039

The following table presents earnings by segment as a percent of segment net sales, including intersegment sales:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Turbine Systems	22.0%	21.0%	21.1%	20.9%
Engine Systems	8.3	10.3	9.4	10.5
Electrical Power Systems	15.6	14.7	15.2	13.7
Airframe Systems	6.3	—	4.8	—

Turbine Systems’ segment earnings increased 12.4% in the three months ended and 9.9% in the six months ended March 31, 2009, as compared to the same periods last year due to the following:

	Three Month	Six Month
	Period	Period

At March 31, 2008	$30,951	$58,179
Sales volume changes	3,118	8,540
Selling price changes	1,394	2,316
Sales mix	(3,433)	(6,752)
Changes in variable compensation	4,392	5,928
Cost inflation	(1,273)	(2,930)
Foreign currency	(394)	(537)
Other, net	44	(810)

At March 31, 2009	$34,799	$63,934

The Turbine Systems’ segment earnings for both the three and six months ended March 31, 2009, compared to the same periods a year ago, reflects the effects of increased sales volume, driven by higher demand for the industrial gas turbine products, a slightly lower gross margin, and our ability to successfully leverage our fixed cost base on the increased volume, partially offset by a decline in demand in the business jet portion of the market. Turbine Systems’ segment earnings as a percentage of segment sales increased to 22.0% for the three months ended March 31, 2009, compared to 21.0% for the same period last year. For the six month period, segment earnings as a percentage of segment sales were essentially flat. Accruals of variable compensation are affected by projections of company-wide performance-based factors for the entire fiscal year.

Engine Systems’ segment earnings decreased 40.7% and 22.6% in the three and six month periods ended March 31, 2009 as compared to the same periods last year due to the following:

	Three Month	Six Month
	Period	Period

At March 31, 2008	$13,005	$25,066
Sales volume changes	(13,673)	(13,024)
Selling price changes	421	1,147
Sales mix	448	(1,140)
Changes in variable compensation	3,047	4,576
Foreign currency	589	(1,495)
Decreased infrastructure and overhead related expenses	2,433	2,933
Decrease in freight and duty	1,167	1,267
Other, net	281	83

At March 31, 2009	$7,718	$19,413

Engine Systems’ segment earnings as a percent of segment sales for the three months ended March 31, 2009 decreased from 10.3% to 8.3% from the second quarter a year ago, and from 10.5% for the six months ended March 31, 2008 to 9.4% for this year’s six month period. Engine Systems’ segment earnings declined due to weak demand across all three major end market segments including transportation, power generation, and process industries. While profitability was affected by the significant decline in volumes, cost reduction efforts as well as lower variable compensation costs substantially limited the impact on earnings. In October 2008, Woodward acquired MotoTron, which was integrated into the Engine Systems segment. The inclusion of MotoTron in Engine Systems’ segment earnings for the three and six month ending March 31, 2009, do not reflect a significant impact over the segment earnings from the same periods last year.

Electrical Power Systems’ segment earnings decreased 4.3% and increased 9.3% in the three and six month periods ended March 31, 2009 as compared to the same periods last year due to the following:

	Three Month	Six Month
	Period	Period

At March 31, 2008	$9,546	$16,740
Sales volume changes	631	4,899
Sales mix	103	1,656
Changes in variable compensation	1,377	1,519
Increased labor costs	(1,138)	(2,834)
Foreign currency	(1,254)	(2,256)
Other, net	(128)	(1,421)

At March 31, 2009	$9,137	$18,303

Wind inverter sales continued to show growth without the effect of exchange rates, but this growth was somewhat offset by declines in sales of products relate to power generation and distribution produced by the segment. Earnings were favorably affected by stable sales and continued improved manufacturing efficiency and cost control, offset by $1,254 and $2,256 of unfavorable exchange rates impacts and increased labor costs during the three and six month periods ended March 31, 2009. The increase in labor cost is expected to support ongoing growth in the wind inverter business. Electrical Power Systems’ second quarter earnings as a percentage of segment sales increased to 15.6% from 14.7%. For the six months ended March 31, 2009, earnings as a percentage of segment sales increased to 15.2% from 13.7% in the prior year period.

Airframe Systems’ segment earnings were $3,233 and $5,034 for the three and six month periods ended March 31, 2009. Segment earnings include $3,421 and $6,612 of non-cash intangible amortization in the three and six month periods ended March 31, 2009 related to the recent MPC acquisition. Operational integration is proceeding consistent with our expectations. Some cost savings were achieved in the second quarter. In April 2009, Woodward implemented workforce management activities that resulted in the elimination of approximately 300 MPC positions. These workforce management activities, along with continued evaluation of cost saving and synergy opportunities, are expected to result in further cost savings in the near term.

Nonsegment expenses for the three months ended March 31, 2009 included the impact of previously discussed of $16,605 special charges. Nonsegment expenses without these charges were $6,989 or 2.1% of net sales, down from $9,288 or 3.0% of net sales last year.

Nonsegment expenses for the six months ended March 31, 2009 were $31,397 compared to $16,907 for the same period last year. Without the effect of special charges, nonsegment expenses decreased to $14,792 on a year to date basis, or 2.2% of current year net sales compared to 2.9% of net sales in fiscal 2009.

Income taxes were provided at an effective rate on earnings before income taxes of 25.5% and 27.6% for the three and six month periods ended March 31, 2009 compared to 31.9% and 33.0% for the three and six month periods ended March 31, 2009. Our effective tax rate this quarter was lower than last year primarily as a result of the resolution of a prior year tax matter and the reinstatement of the U.S. research credit.

The change in the effective tax rate (as a percent of earnings before income taxes) was attributable to the following:

	Three Month	Six Month
	Period	Period

Effective tax rate at March 31, 2008	31.9%	33.0%
Research credit in fiscal 2009 as compared to fiscal 2008	(1.5)	(4.0)
Change in estimate for previous periods and audit settlements	(3.3)	(2.7)
Foreign earnings mix and statutory rate changes	(0.6)	1.7
Other changes, net	(1.0)	(0.4)

Effective tax rate at March 31, 2009	25.5%	27.6%

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $22,046 at March 31, 2009 and $22,576 at September 30, 2008. At March 31, 2009, the amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, was $17,978. We estimate that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $6,313 in the next twelve months through completion of reviews by various worldwide tax authorities.

We recognize interest and penalties related to unrecognized tax benefits in tax expense. We had accrued interest and penalties of $5,113 and $5,956 as of March 31, 2009 and September 30, 2008, respectively.

Our tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. We are subject to domestic income tax examinations for fiscal years 2005 and forward.

Financial Condition, Liquidity, and Capital Resources

Our ability to service our long-term debt, to remain in compliance with the various restrictions and covenants contained in our debt agreements and to fund working capital, capital expenditures, and product development efforts will depend on our ability to generate cash from operating activities which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control.

Historically, we have been able to finance the ongoing business, including capital expenditure and product development, with cash flow provided by operating activities. We expect that cash generated from our operating activities will continue to fund our operating needs in the near term. In the event that we are unable to generate sufficient cash flows from operating activities, as of March 31, 2009, we had a revolving line of credit facility with a syndicate of U.S. banks totaling $225,000, with an option to increase the amount of the line to $350,000, subject to the lenders’ participation. On April 3, 2009, $105,000 was drawn under the revolving facility to finance a portion of the HRT acquisition. In addition, we have various foreign line of credit facilities, which are generally reviewed annually for renewal. Historically, we have not needed to borrow under these lines of credit to finance our operations.

We believe liquidity and cash generation will be critical to funding our ongoing operating needs. We believe that the restructuring and other cost reduction actions we are currently taking will generate improved cash flow from operations. We believe that this level of cash generation, coupled with our balance sheet will adequately support our operations and the strategic initiatives we have identified.

Assets

	March 31,	September 30,
	2009	2008

Turbine Systems	$381,704	$371,275
Engine Systems	230,008	242,350
Electrical Power Systems	133,173	133,928
Airframe Systems	465,732	—

Total segment assets	1,210,617	747,553
Nonsegment assets	229,090	179,464

Consolidated total assets	$1,439,707	$927,017

Turbine Systems’ segment assets increased $10,429 during the six months ended March 31, 2009, reflecting higher inventories and higher accounts receivable. Inventories increased during the first six months due to the timing of supplier and production orders given established lead times. In an effort to decrease inventories, we have taken steps to more accurately align future incoming material and production activity with current sales demand. Customer billings were higher than collections of accounts receivable during the six months ended March 31, 2009, because we experienced significant sales growth among customers with contractual payment terms that are longer than our average collection period.

Engine Systems’ segment assets decreased by $12,342 during the six months ended March 31, 2009 reflecting decreases in account receivable balances due to lower sales volumes, partially offset by the addition of assets due to the MotoTron acquisition, which occurred in October 2008.

Electrical Power Systems’ segment assets decreased $755 during the six months ended March 31, 2009 primarily as a result of lower quarterly sales, which reduced the outstanding accounts receivable. The decrease in accounts receivable was partly offset by increased inventory due to setup of inverter production in Colorado as well as in Tianjin, China.

Airframe Systems’ segment assets decreased $11,733 from October 1, 2008 (date of acquisition) to March 31, 2009 due to lower inventories, intangible assets, and property, plant, and equipment, partially offset by slightly higher accounts receivable. The decrease in inventory was primarily due to amortization of purchase price adjustments and lower material receipts. The decrease in intangible assets is due to amortization expense. The decrease in property, plant, and equipment was due to depreciation expense outpacing capital expenditures. The increase in accounts receivable was primarily due to slightly stronger sales at the end of the second quarter.

Nonsegment assets increased $49,626 primarily because of increases in cash and cash equivalents, deferred taxes and debt issuance costs. The debt issuance costs are related to the approximately $400,000 of long-term debt issued in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with those acquisitions. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.

Other Balance Sheet Measures

	March 31,	September 30,
	2009	2008

Working capital	$476,006	$369,211
Long-term debt, less current portion	412,950	33,337
Other liabilities	67,097	67,695
Stockholders’ equity	653,422	629,628

Working capital (current assets less current liabilities) increased to $476,006 at March 31, 2009 from $369,211 at September 30, 2008, primarily as a result of the acquisitions of MPC and MotoTron, and increases in cash, accounts receivable, and inventories, partially offset by higher accounts payable and accrued liabilities. Inventories acquired with the MPC acquisition are generally above Woodward’s levels as a percentage of sales. We believe this represents an opportunity for improved working capital management.

Long-term debt, less current portion increased in the six months ended March 31, 2009, as a result of the issuance of $400,000 of long-term debt in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with those acquisitions. See additional discussion in Note 10 to the Condensed Consolidated Financial Statements, “Long-term debt and line of credit facilities,” in “Item 1 — Financial Statements.”

As of March 31, 2009, we had availability under our revolving facility of $225,000, with an option to increase the amount of the line to $350,000, subject to the lenders’ participation. In addition, we have various foreign line of credit facilities, which are generally reviewed annually for renewal. On April 3, 2009, we borrowed $105,000 under the revolving line of credit facility to partially fund a portion of the HRT acquisition.

Also, we have additional short-term borrowing capabilities tied to net amounts on deposit at certain foreign financial institutions. There were no borrowings outstanding as of March 31, 2009 and $4,031 outstanding at September 30, 2008 under all facilities.

The debt agreements contain events of default customary for such financings, including certain cross default provisions related to Woodward’s other outstanding debt arrangements.

Provisions of the debt agreements also include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow ratio, and a maximum ratio of consolidated debt to earnings before interest, taxes, depreciation, and amortization, plus any unusual non-cash charges to the extent deducted in computing net income, minus any unusual non-cash gains to the extent added in computing net income (“EBITDA”).

Continuing slowdowns in sales activity and declining expected gross profit margins could affect our ability to meet financial covenants contained in our existing long term debt agreements. The additional debt incurred in connection with the HRT acquisition could also make it more difficult for us to meet financial covenants contained in those long term debt agreements and has limited the amount of additional debt we can incur. At March 31, 2009, after giving effect to the long term debt incurred in connection with the HRT acquisition, we were in compliance with the financial covenants under our existing long term debt agreements.

Financing activities related to the HRT acquisition — On April 3, 2009, we entered into a series of financing arrangements, discussed below, to partially fund the acquisition of HRT. Also see additional discussion in Note 21 “Subsequent Events” to the Condensed Consolidated Financial Statements, in “Item 1 — Financial Statements.”

On April 3, 2009, we entered into a Term Loan Credit Agreement (the “2009 Term Loan Credit Agreement”), by and among Woodward, the institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, National Association, as administrative agent. The 2009 Term Loan Credit Agreement provides for a $120,000 unsecured term loan facility, and may be expanded by up to $50,000 of additional indebtedness from time to time, subject to the Company’s compliance with certain conditions and the lenders’ participation. The 2009 Term Loan Credit Agreement generally bears interest at LIBOR plus 2.50% to 3.50% and matures on April 3, 2012. Quarterly principal payments of $6,000 are due beginning September 30, 2009 through June 30, 2010. Quarterly principal payments of $9,000 are due beginning September 30, 2010 until maturity. The 2009 Term Loan Credit Agreement can be repaid without penalty.

The 2009 Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on our ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell our assets, merge or consolidate with other persons, make certain investments, make certain restricted payments, and enter into material transactions with affiliates. The 2009 Term Loan Credit Agreement contains financial covenants requiring that (a) our ratio of consolidated net debt to consolidated EBITDA not exceed 3.5 to 1.0 and (b) we have a minimum consolidated net worth of $510,000 plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The 2009 Term Loan Credit Agreement also contains events of default customary for such financings, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.

Our obligations under the 2009 Term Loan Credit Agreement are guaranteed by Woodward FST, Inc., MPC Products Corporation, and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

Also on April 3, 2009, we entered into a Note Purchase Agreement (the “2009 Note Purchase Agreement”) with the purchasers named therein (the “Purchasers”) relating to the sale by us of an aggregate principal amount of $100,000 of senior unsecured notes comprised of (a) $57,000 aggregate principal amount of Series E Senior Notes due April 3, 2016 (the “Series E Notes”) and (b) $43,000 aggregate principal amount of Series F Senior Notes due April 3, 2019 (the “Series F Notes” and together with the Series E Notes, the “2009 Notes”) in a private placement transaction completed on April 3, 2009. The 2009 Notes were sold to the Purchasers on April 3, 2009. The 2009 Notes issued in the private placements have not been registered under the Securities Act of 1933 and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. Holders of the 2009 Notes do not have any registration rights.

The Series E Notes have a maturity date of April 3, 2016 and bear interest at a rate of 7.81% per annum. The Series F Notes have a maturity date of April 3, 2019 and bear interest at a rate of 8.24% per annum. Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until the principal is paid. Interest payments commence on October 15, 2009.

Our obligations under the 2009 Note Purchase Agreement and the 2009 Notes rank equal in right of payment with all of our other unsecured unsubordinated debt, including outstanding debt under the existing term loan facilities, the existing revolving loan facility, and existing note purchase agreements.

The 2009 Note Purchase Agreement contains restrictive covenants customary for such financings, including, among other things, covenants that place limits on our ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell our assets, merge or consolidate with other persons, and enter into material transactions with affiliates. The 2009 Note Purchase Agreement also contains events of default customary for such financings, including certain cross default provisions related to our other outstanding debt arrangements in excess of $30,000, the occurrence of which would permit the holders of the 2009 Notes to accelerate the amounts due.

The 2009 Note Purchase Agreement contains financial covenants requiring that our (a) ratio of consolidated net debt to consolidated EBITDA not exceed 3.5 to 1.0 at any time on a rolling four quarter basis, and (b) consolidated net worth at any time equal or exceed $485,940 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2009. Additionally, under the 2009 Note Purchase Agreement, we may not permit the aggregate amount of priority debt to at any time exceed 20% of our consolidated net worth at the end of the then most recently ended fiscal quarter. Priority debt generally refers to certain unsecured debt of the Company’s subsidiaries and all debt of the Company and its subsidiaries secured by liens other than certain permitted liens.

We are permitted at any time, at our option, to prepay all, or from time to time to prepay any part of, the then outstanding principal amount of any series of the 2009 Notes at 100% of the principal amount of the series of 2009 Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable make-whole amount. The make-whole amount is computed by discounting the remaining scheduled payments of interest and principal of the 2009 Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the 2009 Notes being prepaid.

The acquisition of HRT was financed with available cash, borrowings of $105,000 under our existing revolving credit facility, and the proceeds from the 2009 Term Loan Credit Agreement and the issuance of the 2009 Notes.

Commitments and contingencies at March 31, 2009, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

In addition, MPC, one of our recently acquired subsidiaries, is subject to an investigation by the U.S. Department of Justice regarding certain of its pricing practices prior to 2006 related to government contracts. MPC and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals from DOJ. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC. Collateral administrative consequences of the MPC settlement agreement could include debarment of MPC from future federal procurement. MPC is in the process of working with the U.S. Department of Defense, in an effort to resolve, without debarment, any administrative matters that may arise out of the investigation. There can be no assurance as to the resolution of these matters. The purchase price we paid in connection with the acquisition of MPC was reduced by $25,000, which represents the amount agreed to in principle by MPC with the U.S. Attorney. Any resulting fines or other sanctions beyond this amount could have a material negative impact on us.

There are also other individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of every matter is less than $10,000 in the aggregate, excluding the DOJ matter.

We currently do not have any material administrative or judicial proceedings arising under any federal, state, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

We do not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of Woodward, as defined in certain executive officers’ employment agreements, we may be required to pay termination benefits to such officers.

Stockholders’ equity increased in the three and six month periods ended March 31, 2009. Increases due to net earnings and sales of treasury stock during the periods were partially offset by cash dividend payments.

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

As discussed in Note 21 “Subsequent Events” to the Condensed Consolidated Financial Statements in “Item 1 — Financial Statements,” an aggregate $220,000 of additional long-term debt was issued on April 3, 2009 to partially finance the HRT acquisition. Scheduled future principal payments on the $220,000 of long-term debt issued on April 3, 2009, and associated interest expense, estimated based on rates in effect at April 9, 2009, are as follows:

Year Ending September 30,	Principal	Interest

2009	$6,000	$6,047
2010	27,000	11,688
2011	36,000	10,580
2012	51,000	8,825
2013	—	7,995
Thereafter	100,000	30,801

Total	$220,000	$75,936

Cash Flows

Cash flows were as follows:

	Six Months
	Ended
	March 31,
	2009	2008

Net cash provided by operating activities	$51,826	$29,191
Net cash used in investing activities	(384,231)	(15,803)
Net cash provided by (used in) financing activities	353,083	(26,934)
Effect of exchange rate on cash and cash equivalents	(3,638)	2,153

Net increase (decrease) in cash and cash equivalents	17,040	(11,393)
Cash and cash equivalents at prior September 30	109,833	71,635

Cash and cash equivalents at March 31	$126,873	$60,242

Net cash flows provided by operating activities increased by $22,635 compared to the same period last year, primarily due higher collections on accounts receivable, less growth in inventory levels and increases in accounts payable and accrued liabilities, partially offset by a decrease in net earnings.

Woodward generated $51,826 of cash flow from operations in the second quarter, resulting in free cash flow of $39,156. We define free cash flow as cash flow from operating activities less capital expenditures. As credit and the economy tighten, we believe adequate liquidity and cash generation will be critical to the execution of our strategic initiatives. We believe liquidity and cash generation will be critical to funding our ongoing operating needs. We believe that the restructuring and other cost reduction actions we are currently taking will continue to generate cash flow from operations. We believe that this level of cash generation, coupled with our balance sheet will adequately support our operations and the strategic initiatives we have identified. The impacts of changes in currency rates, while impacting our reported earnings, are not expected to significantly affect our economic results due to strategic investment opportunities outside of the U.S.

Net cash flows used in investing activities increased by $368,428 compared to the same period last year, primarily as a result of the acquisitions of MPC and MotoTron during October 2008.

Capital expenditures decreased by $3,828 during the six months ended March 31, 2009 to $12,670, compared to $16,498 during the same period last year reflecting deferral of certain capital expenditures to future periods. In 2009, we will remain focused on our low cost strategy, continuing our expansion in Poland and supporting our wind growth through expansions in Colorado and China.

Future capital expenditures are expected to be funded through cash flows from operations, our revolving credit facility and available foreign revolving lines of credit.

Net cash flows from financing activities increased by $380,017 during the six months ended March 31, 2009 compared to the same period last year, primarily as a result of the issuance of $400,000 of long-term debt, a portion of which was used to finance the acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with these acquisitions.

As noted previously, during October 2008, Woodward acquired MPC for approximately $370,431 and MotoTron for approximately $17,237 and issued a total of $400,000 of long-term debt to finance the acquisitions, including the repayment of certain obligations associated with these acquisitions. As a result, our debt to total capitalization ratio was 39.8% as of March 31, 2009, compared to 7.2% as of September 30, 2008.

Also as noted previously, in April 2009, Woodward acquired HRT and paid $377,000 to the sellers at closing, issued $220,000 of long-term debt to finance a portion of the acquisition, and borrowed $105,000 on our revolving credit facility to finance a portion of the acquisition. As a result, we anticipate that our debt to total capitalization ratio will increase in future periods.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2008 describes the significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our annual report on Form 10-K for the year ended September 30, 2008, include estimates for inventory valuation, postretirement benefit obligations, reviews for impairment of goodwill, and our provision for income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

Our management discusses the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors at least annually.

Recently adopted accounting policies

Revenue recognition

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

Revenue related to fixed price contracts is recognized on completed contract and percentage of completion methods. Revenue from cost reimbursable type contracts is recognized on the basis of reimbursable contract costs incurred during the period including applicable fringe, overheads, and general administrative expenses, plus the completion of specified contractual milestones. MPC does not progress bill for any services where the contract has not been completed or where the contract does not have specified milestones, unless specifically permitted by the contract.

Airframe’s inventories, excluding contract related costs, are valued on a moving average cost method. As of March 31, 2009, inventory valued on the average cost method was approximately 22% of Woodward’s total inventories.

Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Change in job performance, job conditions, and estimated profitability may result in revisions to costs and revenue, and are recognized in the period in which the revisions are determined.

Certain of MPC’s contracts are with the U.S. government and commercial customers and are subject to audit and adjustment. For all such contracts, revenues have been recorded based upon those amounts expected to be realized upon final settlement.

Goodwill

We test goodwill on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consists of comparing the fair value of the reporting unit, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we compare the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. We consider all operating segments to be reporting units for purposes of testing for goodwill impairment.

We completed our annual goodwill impairment test during the quarter ended March 31, 2009. The fair value of the reporting units was based on segment level cash flow forecasts which have been updated to reflect current global economic conditions, including anticipated weakening of global demand for certain products. Forecasted cash flows were discounted using an 11% weighted average cost of capital assumption. The terminal value of the forecasted cash flows assumed an annual compound growth rate after five years of 3% and was calculated using the Gordon Growth Model. We concluded no impairment charge should be recorded.

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

Recently adopted and issued but not yet effective accounting standards

Recently adopted accounting standards

SFAS 157:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial assets and liabilities that are measured at fair value. SFAS 157 does not change existing guidance on whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date for SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.

On October 1, 2008, we adopted the measurement and disclosure impact of SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-3 only with respect to financial assets and liabilities. The adoption did not have a material impact on the Condensed Consolidated Financial Statements. We expect to adopt the nonfinancial assets and liabilities portion of SFAS 157 in the first quarter of fiscal 2010 and are currently evaluating the impact the adoption may have on our Condensed Consolidated Financial Statements.

SFAS 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 became effective for us on October 1, 2008. We have not elected to apply SFAS 159 to any eligible items.

FAS 140-4 and FIN 46(R)-8:  In December 2008, the FASB issued FSP No. FAS 140-4 and Financial Interpretations (“FIN”) No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on October 1, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 had no impact on our Condensed Consolidated Financial Statements.

FSP FAS 107-1 and APB 28-1:  On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We provided these disclosures in Note 19 to our Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 became effective for us on January 1, 2009. We adopted the provisions of SFAS 161 effective January 1, 2009. See Note 11 “Derivative Instruments and Hedging Activities” for the disclosures about our derivative instruments.

Issued but not yet effective accounting standards

EITF 07-1:  In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for us). We are currently evaluating the impact EITF 07-1 may have on our Condensed Consolidated Financial Statements.

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

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51,” (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result, SFAS 160 is effective for us in the first quarter of fiscal 2010. We do not expect the adoption of SFAS 160 to have a significant impact on our Condensed Consolidated Financial Statements.

FSP FAS 142-3:  In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for us). We are currently assessing the impact that FSP FAS 142-3 may have on our consolidated financial statements.

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

FSP EITF 03-6-1:  In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in stock-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share.” The new FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (fiscal 2010 for us). Early application is not permitted. We anticipate that, upon the adoption of FSP EITF 03-6-1, outstanding restricted stock will be included in the denominator of both the basic and fully diluted earnings per share calculations in our Condensed Consolidated Financial Statements.

FSP 132(R)-1:  In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). The guidance requires employers to disclose factors that help investors understand a plan’s investment policies and strategies, the nature of each asset category in the plan and the risks associated with the categories, information that helps investors assess the data and valuation methods used to develop fair value measurements for plan assets, particularly for instruments that are not actively trading in open markets, and concentrations of risk in the plan. FSP FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009 (fiscal 2010 for us). We are currently assessing the impact that FSP FAS 132(R)-1 may have on our Condensed Consolidated Financial Statements.

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

Interest rate exposure:  A portion of our long and short-term debt is sensitive to changes in interest rates. As of March 31, 2009, our outstanding debt included $148,125 of term loans with interest rates that fluctuate with market rates. On April 3, 2009, we issued $120,000 of term loans and borrowed $105,000 from our revolving credit facility, which are also subject to interest rates that fluctuate based on changes in market rates. A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate loans outstanding on April 3, 2009 would cause our annual interest expense to increase approximately $3,700. Likewise, a 0.5% decrease in interest rates that apply to our variable loans outstanding on April 3, 2009, which would reduce the LIBOR rate to 0%, would decrease our annual interest expense by approximately $1,850.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On October 1, 2008, we completed the acquisition of MPC as discussed in Note 1 to our Condensed Consolidated Financial Statements. We considered the results of our pre-acquisition due diligence activities, the continuation by MPC of its established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities as part of our overall evaluation of disclosure controls and procedures as of March 31, 2009. The objectives of MPC’s established internal control over financial reporting is consistent, in all material respects, with Woodward objectives. However, we believe the design of MPC’s established internal control over financial reporting is sufficiently different from Woodward’s overall design to conclude that Woodward’s internal control over financial reporting materially changed during the quarter in which we completed our acquisition of MPC, which was the quarter ended December 31, 2009. We are in the process of completing a more complete review of MPC’s internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Woodward. As a result of the timing of the acquisition and the changes that are anticipated to be made, we currently intend to exclude MPC from the September 30, 2009, assessment of Woodward’s internal control over financial reporting, but they will be included in the September 30, 2010 assessment. MPC accounted for 32.3% of total assets at March 31, 2009. MPC accounted for 15.2% of Woodward’s total net sales and 5.9% of Woodward’s total segment earnings for the quarter ended March 31, 2009.

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

In addition, MPC, one of our recently acquired subsidiaries, is subject to an investigation by the U.S. Department of Justice regarding certain of its pricing practices prior to 2006 related to government contracts. MPC and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals from DOJ. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC. Collateral administrative consequences of the MPC settlement agreement could include debarment of MPC from future federal procurement. MPC is in the process of working with the U.S. Department of Defense, in an effort to resolve, without debarment, any administrative matters that may arise out of the investigation. There can be no assurance as to the resolution of these matters. The purchase price we paid in connection with the acquisition of MPC was reduced by $25,000, which represents the amount agreed to in principle by MPC with the U.S. Attorney. Any resulting fines or other sanctions beyond this amount could have a material negative impact on us.

There are also other individual matters that management believes the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible there could be additional losses that have not been accrued, management currently believes the possible additional loss in the event of an unfavorable resolution of every matter is less than $10,000 in the aggregate, excluding the DOJ matter. We currently do not have any significant administrative or judicial proceedings arising under any Federal, state, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

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

Company Risks

A decline in business with or financial distress of our significant customers could decrease our consolidated net sales or impair our ability to collect amounts due and payable and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have fewer customers than many other companies with similar sales volumes. For the year ended September 30, 2008, approximately 43% of our consolidated net sales were made to our five largest customers. Sales to our five largest customers represented approximately 47% of our consolidated net sales for the year ended September 30, 2007. Two of those customers individually accounted for more than 10% of consolidated net sales in each of the years ended September 30, 2008, 2007 and 2006. If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost cutting measures, or experience financial distress, including as a result of the current economic downturn and the credit crisis, these significant customers may substantially reduce or otherwise be unable to pay for purchases from us. Accordingly, our consolidated net sales could decrease significantly or we may experience difficulty collecting or be unable to collect amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The recent instability of the financial markets and adverse economic conditions could have a material adverse effect on the ability of our customers to perform their obligations to us and on the demand for our products and services.

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

In addition, the general economic environment significantly affects demand for our products and services. During periods of slowing economic activity, such as the recent tightening of the credit markets, a global slowdown in spending on infrastructure development may occur in the markets in which we operate, and customers may reduce their purchases of our products and services. In particular, we have begun to experience decreases in net sales in our Engine Systems segment. In addition, the weak economic conditions and public perceptions regarding the use of business jets have reduced demand for systems and components for new business jet aircraft and have resulted in the withdrawal of some commercial aircraft from service. Any further reduction in aircraft order flow or withdrawal of commercial aircraft from service could further reduce demand for our products and services. As a result, the current economic downturn and the adverse conditions in the credit markets could have a material adverse effect on customer demand.

There can be no assurance that the current economic slowdown or further deterioration of economic conditions in the United States as well as internationally will not have a material adverse effect our business, financial condition, results of operations and cash flows.

Suppliers may be unable to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all.

We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers. We may experience an increase in costs for parts or materials that we source from our suppliers, or we may experience a shortage of materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, or financial distress, work stoppages, natural disasters, or production difficulties that may affect one or more of our suppliers. In particular, the current economic downturn may affect our key suppliers in terms of their operating cash flow and access to credit. This may in turn affect their ability to perform their obligations to us.

Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts or could damage our reputation and relationships with customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our intellectual property rights may not be sufficient to protect all our products or technologies.

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets and know-how, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks, and other intellectual property rights. Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable or for which we have elected not to obtain a patent, including intellectual property relating to our manufacturing processes and engineering design. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks, or licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty; thus, any patents that we own or license from others may not provide us with adequate protection against competitors. Moreover, the laws of certain foreign countries do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. If we infringe on the proprietary rights of others or if we are unable to sufficiently protect our proprietary rights, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The long sales cycle, customer evaluation process and implementation period of our products and services may increase the costs of obtaining orders and reduce the predictability of sales cycles and our inventory requirements.

Our products and services are technologically complex. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. Orders expected in one quarter may shift to another quarter or be cancelled with little advance notice as a result of customers’ budgetary constraints, internal acceptance reviews and other factors affecting the timing of customers’ purchase decisions. In addition, customers often require a significant number of product presentations and demonstrations before reaching a sufficient level of confidence in the product’s performance and compatibility with the approvals that typically accompany capital expenditure approval processes. The difficulty in forecasting demand increases the challenge in anticipating sales cycles and our inventory requirements, which may cause us to over-produce finished goods and could result in inventory write-offs, or could cause us to under-produce finished goods. Any such over-production or under-production could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We have engaged in restructuring activities and may need to implement further restructurings in the future, and we cannot assure you that our restructuring efforts will have the intended effects.

From time to time, we have responded to changes in our industry and the markets we serve by restructuring our operations. We have previously disclosed restructuring initiatives related to our recently acquired businesses, including, among others, initiatives associated with integrating similar operations, managing our workforce, vacating or consolidating certain facilities and cancelling certain contracts. Restructuring activities can create unanticipated consequences, and we cannot be sure that any or all of these restructuring efforts will be successful. There can be no assurance that the reductions in sites, workforce management and other cost-cutting measures will have the effect currently expected by our management or that they will not harm our future business operations and prospects. A variety of risks could cause us not to realize the expected cost savings, including, among others, the following:

•	higher than expected severance costs related to staff reductions;

•	higher than expected retention costs for employees that will be retained;

•	higher than expected stand-alone overhead expenses;

•	delays in the anticipated timing of activities related to our cost-saving plan; and

•	other unexpected costs associated with operating the business.

We also cannot be certain that we will not be required to implement further restructuring activities or make additions, reductions or other changes to our management or workforce based on other cost reduction measures or changes in the industry and markets in which we compete. If we are unable to structure our operations in the light of our recently acquired businesses and evolving market conditions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Fines or sanctions resulting from the investigation by the DOJ regarding MPC pricing policies could have a material adverse effect on Woodward.

MPC, one of our recently acquired subsidiaries, is subject to an investigation by the DOJ regarding certain of its pricing practices prior to 2006 related to government contracts. MPC and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals within the DOJ. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by

MPC. Collateral administrative consequences of the MPC settlement agreement could include debarment of MPC from future federal procurement. MPC is in the process of working with the U.S. Department of Defense in an effort to resolve, without debarment, any administrative matters that may arise out of the investigation. There can be no assurance as to the resolution of these matters. The purchase price for MPC reflects the amount agreed to in principle by MPC with the U.S. Attorney. Any resulting fines or other sanctions beyond this amount could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our substantial debt obligations could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have financed recent acquisitions in part with indebtedness incurred under our revolving credit facility, our term loan credit facilities and our note purchase agreements. As of March 31, 2009, our long-term debt was $431,570. As of March 31, 2009, after giving effect to the acquisition of HRT, our debt was $651,570. Our substantial debt obligations could have important consequences to our business. For example:

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions; and

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

In addition, certain restrictions in our term loan credit facilities, revolving credit facility and note purchase agreements may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or to compete effectively with companies that are not similarly restricted. For example, under our term loan facilities, revolving credit facility and note purchase agreements, we are generally required to maintain a total debt to EBITDA ratio not to exceed 3.5 to 1.0.

Certain restrictive covenants limit our ability to operate our business and to pursue our business strategies, and if we fail to comply with these covenants, it could result in an acceleration of payments for our outstanding indebtedness.

Our existing term loan facilities, revolving credit facility and note purchase agreements governing our outstanding senior notes contain covenants that limit or restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions, or to engage in other transactions or business activities that may impact our growth or otherwise be important to us. These agreements limit or restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends or make distributions on our capital stock or certain other restricted payments or investments;

•	purchase or redeem stock;

•	issue stock of our subsidiaries;

•	make domestic and foreign investments and extend credit;

•	engage in transactions with affiliates;

•	transfer and sell assets;

•	effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets to secure debt.

The agreements contain events of default customary for such financings, including certain cross default provisions related to Woodward’s other outstanding debt arrangements. The agreements also impose financial covenants on us and our subsidiaries that require us to maintain certain leverage ratios and minimum levels of consolidated net worth. In addition, certain of these agreements require us to repay outstanding borrowings with portions of the proceeds we receive from certain sales of property or assets and specified future debt offerings. Our ability to comply with these provisions may be affected by events beyond our control. The additional debt incurred in connection with the HRT acquisition could also make it more difficult for us to meet these financial covenants.

Any breach of these covenants or other event of default could cause a default under these agreements or a cross-default under our other debt arrangements, which could restrict our ability to borrow under our revolving credit facility. If there were an event of default under certain provisions of our debt arrangements that was not cured or waived, the holders of the defaulted debt would be able to cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our indebtedness as required, or amend the covenants contained in these agreements, the lenders or noteholders may be entitled to obtain a lien or institute foreclosure proceedings against our assets. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our performance depends on continued access to a stable workforce and on favorable labor relations with our employees.

Certain of our operations in the United States and overseas involve different employee/employer relationships and the existence of works’ councils. In addition, a portion of the Company’s workforce is unionized and is expected to remain unionized for the foreseeable future. Competition for technical personnel in the industry in which we compete is intense. Our future success depends in part on our continued ability to hire, train, assimilate, and retain qualified personnel. There is no assurance that we will continue to be successful in recruiting qualified employees in the future. In addition, labor unrest at a customer facility can cause a reduction in demand or a deferral of orders. Any significant increases in labor costs, deterioration of employee relations, including any conflicts with works’ councils or unions, or slowdowns or work stoppages at any of our locations, whether due to employee turnover, changes in availability of qualified technical personnel, or otherwise, could have a material adverse effect on our business, our relationships with customers, and our financial condition, results of operations, and cash flows.

A natural disaster could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A substantial portion of the HRT business is located in California. Historically, California has been susceptible to natural disasters, such as earthquakes, floods and wildfires. These natural disasters could harm the operations of the HRT business through interference with communications, including the interruption or loss of its computer systems and the destruction of our facilities or our operational, financial and management information systems, which could prevent or impede us from processing and controlling the flow of business. Accordingly, any such natural disaster could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Industry Risks

Unforeseen events may occur that significantly reduce commercial aviation.

A significant portion of our business is related to commercial aviation. The current economic downturn has led to a general reduction in air travel, and passenger miles and cargo service are expected to decline further during 2009. In addition, some airlines are withdrawing aircrafts from service, which further exposes our Turbine Systems and Airframe Systems segments sales. Prevailing economic conditions are also negatively affecting sales of systems and components for new business jet aircraft. Any further deterioration of economic conditions globally could lead to additional reductions in air traffic. Market demand for our components and systems, including market demand in our aftermarket channels, could be materially adversely affected by such reductions in commercial airline travel and commercial airlines’ financial difficulties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business may be affected by government contracting risks.

Historically, a portion of our sales of components and systems have been made to the U.S. government, primarily in the aerospace market. After the completion of our recent acquisitions, a more significant portion of our sales will be made to the U.S. government.

We must comply with procurement laws and regulations relating to the formation, administration and performance of our U.S. government contracts. The U.S. government may change procurement laws and regulations from time to time. Our U.S. government contracts and the U.S. government contracts of our customers are also subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. A violation of U.S. government procurement laws and regulations, a change in U.S. government procurement laws and regulations, or a termination arising out of our default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders. If any of our contracts are terminated by the U.S. government, our backlog would be reduced, in accordance with contract terms, by the expected value of the remaining work under such contracts. In addition, we are not the prime contractor on most of our contracts for supply to the U.S. government, and the U.S. government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor. Any such event could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the level of U.S. defense spending is subject to periodic congressional appropriation actions, which is subject to change at any time. The mix of programs to which such funding is allocated is also uncertain, and we can provide no assurance that an increase in defense spending will be allocated to programs that would benefit our business. If the amount of spending was to decrease, or there was a shift from certain aerospace programs to other programs, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Investment Risks

The historic market price of our common stock may not be indicative of future market prices.

The market price of our common stock changes over time. Stock markets in general have experienced extreme price and volume volatility particularly over the past year. The trading price of our common stock ranged from a high of $48.62 per share to a low of $8.00 per share during the twelve months ended March 31, 2009. The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:

•	general economic conditions, particularly in the aerospace, power generation and process and transportation industries;

•	variations in our quarterly results of operation;

•	a change in sentiment in the market regarding our operations or business prospects;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of new business, acquisitions or joint ventures.

Fluctuations in our stock price often occur without regard to specific operating performance. The price of our common stock could fluctuate based upon the above factors or other factors, including those that have little to do with our company, and these fluctuations could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Sales of common stock issued from treasury to one of our directors during the second quarter of fiscal 2009 consisted of the following (dollars in thousands):

	Total Shares	Consideration
	Sold	Received

January 1, 2009 through January 31, 2009	269	$6
February 1, 2009 through February 28, 2009	—	—
March 1, 2009 through March 31, 2009	—	—

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(b) Issuer Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
	Purchased	per Share	Programs	Programs(1)
(In thousands)

January 1, 2009 through January 31, 2009	—	$—	—	$168,075
February 1, 2009 through February 28, 2009	—	—	—	168,075
March 1, 2009 through March 31, 2009(2)	2,186	$11.18	—	168,075

(1)	During September 2007, the Board of Directors authorized a new stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or privately negotiated transactions over a three-year period that will end in October 2010.

(2)	We acquired 2,186 shares of common stock on the open market related to the reinvestment of dividends for treasury stock shares under our deferred compensation plan in March 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

Two matters were submitted to a vote of stockholders at the January 22, 2009 Annual Meeting of Stockholders. The results of the voting were as follows:

		For	Withheld

1.	Election of Directors:
	Paul Donovan	59,596,034	1,934,878
	Thomas A. Gendron	59,318,432	2,212,480
	John A. Halbrook	59,651,324	1,879,588
	Dr. Ronald M. Sega	60,021,627	1,509,285

	For	Against	Abstain

2. Ratification of the Appointment of Independent Registered Public Accounting Firm	59,157,603	2,111,998	261,314

Item 6.	Exhibits

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

Date: April 23, 2009

/s/  Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: April 23, 2009

WOODWARD GOVERNOR COMPANY

EXHIBIT INDEX

Exhibit
Number	Description:

2.1	Purchase and Sale Agreement, dated February 27, 2009, by and among Textron Inc., Textron Limited, Woodward Governor Company and Woodward (U.K.) Limited, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 4, 2009 and incorporated herein by reference.
10.1	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 30, 2009, by and among Woodward Governor Company, the financial institutions party to the credit agreement referenced therein, and JPMorgan Chase Bank, National Association, as administrative agent, filed as an exhibit.
10.2	Amendment No. 1 to Term Loan Credit Agreement, dated as of March 30, 2009, by and among Woodward Governor Company, the financial institutions party to credit agreement referenced therein, and JPMorgan Chase Bank, National Association, as administrative agent, filed as an exhibit.
31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.
31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.
32.1	Section 1350 certifications, filed as an exhibit.