Form 10-Q
period 2009-06-30
WOODWARD GOVERNOR CO
filed 2009-07-24
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of July 20, 2009, 67,926,896 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands except per share amounts)

Net sales	$386,193	$329,847	$1,065,598	$907,663

Costs and expenses:
Cost of goods sold	287,094	231,955	766,919	633,162
Selling, general, and administrative expenses	33,182	28,434	94,735	86,081
Research and developments costs	20,676	18,994	58,556	53,401
Amortization of intangible assets	8,286	1,654	18,169	5,259
Restructuring and other charges	—	—	15,159	—
Interest expense	10,886	1,027	24,130	2,969
Interest income	(19)	(470)	(902)	(1,470)
Other, net	(605)	(843)	(787)	(2,971)

Total costs and expenses	359,500	280,751	975,979	776,431

Earnings before income taxes	26,693	49,096	89,619	131,232
Income taxes	(1,696)	(16,682)	(19,084)	(43,779)

Net earnings	$24,997	$32,414	$70,535	$87,453

Earnings per share:
Basic	$0.37	$0.48	$1.04	$1.29
Diluted	$0.36	$0.47	$1.02	$1.26
Weighted-average common shares outstanding:
Basic	67,805	67,245	67,762	67,590
Diluted	68,950	69,183	69,005	69,586
Cash dividends per share	$0.060	$0.060	$0.180	$0.175

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2009	2008
	(In thousands except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$67,556	$109,833
Accounts receivable, less allowance for losses of $2,680 and $1,648, respectively	233,650	178,128
Inventories	340,631	208,317
Income taxes receivable	5,620	—
Deferred income tax assets	33,859	25,128
Other current assets	20,675	16,649

Total current assets	701,991	538,055
Property, plant, and equipment, net	214,521	168,651
Goodwill	469,566	139,577
Other intangibles, net	350,985	66,106
Deferred income tax assets	5,291	6,208
Other assets	15,534	8,420

Total assets	$1,757,888	$927,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$43,000	$4,031
Current portion of long-term debt	42,926	11,560
Accounts payable	82,154	65,427
Income taxes payable	—	2,235
Accrued liabilities	117,228	85,591

Total current liabilities	285,308	168,844
Long-term debt, less current portion	606,978	33,337
Deferred income tax liabilities	94,845	27,513
Other liabilities	80,678	67,695

Total liabilities	1,067,809	297,389

Commitments and contingencies (Notes 4, 14, and 18)
Stockholders’ Equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued and outstanding	106	106
Additional paid-in capital	72,741	68,520
Accumulated other comprehensive earnings	16,183	20,319
Deferred compensation	4,944	5,283
Retained earnings	721,768	663,442

	815,742	757,670
Less: Treasury stock at cost, 5,043 shares and 5,261 shares, respectively	(120,719)	(122,759)
Treasury stock held for deferred compensation, at average cost, 397 shares and 404 shares, respectively	(4,944)	(5,283)

Total stockholders’ equity	690,079	629,628

Total liabilities and stockholders’ equity	$1,757,888	$927,017

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net earnings	$70,535	$87,453
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,066	27,175
Net loss on sale of assets	763	1,395
Stock-based compensation	4,336	3,534
Excess tax benefits from stock-based compensation	(278)	(9,555)
Deferred income taxes	16,777	7,898
Reclassification of unrealized losses on derivatives to earnings	154	153
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	16,120	(8,190)
Inventories	22,345	(37,966)
Accounts payable and accrued liabilities	(48,146)	(7,592)
Current income taxes	(4,564)	16,426
Other	(8,950)	4,620

Net cash provided by operating activities	115,158	85,351

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(17,915)	(24,517)
Proceeds from sales of assets	4,338	863
Business acquisitions	(749,844)	—

Net cash used in investing activities	(763,421)	(23,654)

Cash flows from financing activities:
Cash dividends paid	(12,209)	(11,829)
Proceeds from sales of treasury stock as a result of exercises of stock options	1,646	7,649
Purchases of treasury stock	—	(38,701)
Excess tax benefits from stock compensation	278	9,555
Proceeds from issuance of long-term debt	620,000	—
Borrowings on revolving lines of credit and short-term borrowings	140,293	41,760
Payments on revolving lines of credit and short-term borrowings	(101,324)	(47,256)
Payments of long-term debt	(14,833)	(14,691)
Payment of long-term debt assumed in MPC acquisition	(18,610)	—
Payment for cash flow hedge	(1,308)	—
Debt issuance costs	(5,602)	(412)

Net cash provided by (used in) financing activities	608,331	(53,925)

Effect of exchange rate changes on cash and cash equivalents	(2,345)	1,569

Net increase (decrease) in cash and cash equivalents	(42,277)	9,341
Cash and cash equivalents at beginning of period	109,833	71,635

Cash and cash equivalents at end of period	$67,556	$80,976

See accompanying Notes to Condensed Consolidated Financial Statements.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts)

Note 1.	Basis of presentation and nature of operations

A.	Basis of presentation

The Condensed Consolidated Financial Statements of Woodward Governor Company (“Woodward” or the “Company”) as of June 30, 2009 and for the three and nine months ended June 30, 2009 and 2008, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly Woodward’s financial position as of June 30, 2009, and the results of operations and cash flows for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2008 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

The preparation of the Condensed Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, at the date of the financial statements and the reported revenues and expenses recognized during the reporting period and certain financial statement disclosures. Significant estimates in these Condensed Consolidated Financial Statements include allowances for losses, net realizable value of inventories, percent complete on long-term fully-funded contracts, cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, and the valuation of stock compensation instruments granted to employees. Actual results could vary materially from Woodward’s estimates.

B.	Nature of operations

Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions for commercial and military aircraft and ground vehicles, turbines, reciprocating engines, and electrical power system equipment. Woodward’s innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable and more cost-effective equipment. Leading original equipment manufacturers use Woodward’s products and services in aerospace, power and process industries, and transportation.

Woodward operates in the following four business segments:

•	Turbine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Airframe Systems develops and manufactures high-performance cockpit, electromechanical and hydraulic motion control systems, and mission-critical actuation systems and controls for weapons, aircraft, turbine engines and combat vehicles, primarily for aerospace and military applications.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

•	Electrical Power Systems develops and manufactures systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which include the power generation, power distribution, and power conversion industries.

•	Engine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which include the power generation, transportation, and process industries.

On October 1, 2008, Woodward completed the acquisition of MPC Products Corporation (“MPC Products”), and Techni-Core, Inc. (“Techni-Core” and, together with MPC Products, “MPC”), which formed the basis for the Airframe Systems business segment.

On April 3, 2009, Woodward acquired all of the outstanding capital stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business (collectively “HRT”). HR Textron Inc. became a wholly owned subsidiary of Woodward and was renamed Woodward HRT, Inc. following the consummation of the acquisition. HRT is being integrated into Woodward’s Airframe Systems business segment.

Additional information about Airframe Systems and the MPC and HRT acquisitions is included in Note 3, “Business acquisitions.”

C.	Recently adopted accounting policies related to acquisitions

Revenue Recognition — Woodward generally recognizes revenue upon shipment or delivery for the sale of products that are not under long-term contracts. Delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risks and rewards of ownership. In countries whose laws provide for retention of some form of title by sellers, enabling recovery of goods in the event of customer default on payment, product delivery is considered to have occurred when the customer has assumed the risks and rewards of ownership of the products.

Revenue from cost-reimbursable type contracts is recognized on the basis of reimbursable contract costs incurred during the period, including applicable fringe, overhead expenses, and general administrative expenses, as permitted by the specific contracts. For most cost reimbursable contracts, sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts with large upfront purchases of material, sales are calculated based on the percentage that incurred direct labor costs bear to total estimated direct labor costs. Airframe Systems does not progress bill for any services where the contract has not been completed or where the contract does not have specified milestones, unless specifically permitted by the contract.

Long-Term Development Contracts — Airframe Systems provides development services under long-term development contracts. Development services may be fully-funded or partially-funded by the customer based on the terms of the contract.

Revenues under long-term fully-funded contracts and fixed price contracts are accounted for under the percentage-of-completion method of accounting in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under the percentage-of-completion method, Woodward estimates profit as the difference between the total estimated revenue and the cost of a contract. Woodward then recognizes this estimated profit over the contract term based on either the costs incurred (under the cost-to-cost method, which is typically used for development effort) or the units delivered (under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances. Revenues under all cost-reimbursement contracts are recorded

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

using the cost-to-cost method. Revenues under fixed-price contracts generally are recorded using the units-of-delivery method; however, when the contracts provide for periodic delivery after a lengthy period of time over which significant costs are incurred or when they require a significant amount of development effort in relation to total contract volume, revenues are recorded using the cost-to-cost method.

Profits from long-term fully-funded development contracts are based on estimates of total contract cost and revenue utilizing current contract specifications, expected engineering requirements and the achievement of contract milestones, including product deliveries. Certain contracts are awarded with price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. Contract costs typically are incurred over a period of several years, and the estimation of these costs requires substantial judgment. Woodward reviews and revises these estimates periodically throughout the contract term. Revisions to contract profits are recorded when the revisions to estimated revenues or costs are made. Anticipated losses on contracts are recognized in full during the period in which the losses become probable and estimable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in inventories, with any remaining amount reflected in liabilities. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. As a result, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Costs related to partially funded contracts are accounted for using the guidance provided in Emerging Issues Task Force (“EITF”) Issue 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” (“EITF 99-5”). EITF 99-5 addresses whether design and development costs related to long-term supply arrangements should be expensed or capitalized. Airframe Systems also produces goods to customers’ specifications. All pre-production costs to design, develop, and test prototypes, in excess of a buyer’s funding, are expensed as incurred. In the event costs are equal to or less than a buyer’s funding levels, the costs are capitalized. Costs incurred to produce deliverable hardware are inventoried. On customer programs where such costs exceed market value, inventory is written down to reflect market value. In addition, losses are recorded for outstanding purchase orders for materials procured specifically for such programs. Revenue and capitalized costs are recognized in earnings as milestones are achieved.

Certain of Airframe Systems’ contracts are with the U.S. government and commercial customers who supply the U.S. government, and are subject to audit and adjustment. For all such contracts, revenues have been recorded based upon those amounts expected to be realized upon final settlement. The Federal Acquisition Regulations provide guidance on the types of costs that will be reimbursed in establishing contract price.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

D.	Supplemental cash flow information

	For the Nine Months Ended June 30,
	2009	2008

Supplemental cash flow information:
Interest expense paid	$19,048	$4,026
Income taxes paid	16,446	24,193
Income taxes received	2,781	12,726
Noncash investing and financing activities:
Acquisition of property and equipment on account	$3,756	$574
Long-term debt assumed in a business acquisition	18,610	—
Assets sold for note receivable	189	578

Note 2.	Recently adopted and issued but not yet effective accounting standards

A.	Accounting changes and recently adopted accounting standards

SFAS 157: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial assets and liabilities that are measured at fair value. SFAS 157 does not change existing guidance on whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date for SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.

On October 1, 2008, Woodward adopted the measurement and disclosure impact of SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-3 only with respect to financial assets and liabilities. The adoption did not have a material impact on its Condensed Consolidated Financial Statements. Woodward expects to adopt the nonfinancial assets and liabilities portion of SFAS 157 in the first quarter of fiscal 2010 and is currently evaluating the impact the adoption may have on its Condensed Consolidated Financial Statements.

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
(Amounts in thousands, except per share amounts) — (Continued)

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

The following table presents information about Woodward’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicate the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments in money market funds	$10,343	$—	$—	$10,343
Trading securities	4,789	—	—	4,789

Total financial assets	$15,132	$—	$—	$15,132

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

SFAS 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 became effective for Woodward on October 1, 2008. Woodward has not elected to apply SFAS 159 to any eligible items as of June 30, 2009.

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

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

FAS 140-4 and FIN 46(R)-8: In December 2008, the FASB issued FSP No. FAS 140-4 and Financial Interpretations No. (“FIN”) 46(R)-8 (“FIN 46(R)-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for Woodward on October 1, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 had no impact on Woodward’s Condensed Consolidated Financial Statements.

FSP FAS 107-1 and APB 28-1: On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1”). FSP FAS 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing FSP FAS 107-1, fair values for these assets and liabilities were only disclosed once per year. FSP FAS 107-1 requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company has provided these disclosures in Note 19 to these Condensed Consolidated Financial Statements.

SFAS 165: In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new standard is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. SFAS 165 became effective for Woodward on April 1, 2009. The adoption of SFAS 165 had no impact on Woodward’s Condensed Consolidated Financial Statements. In regards to the issuance of these Condensed Consolidated Financial Statements, management evaluated subsequent events through July 22, 2009.

B.	Issued but not yet effective accounting standards:

EITF 07-1: In November 2007, the EITF issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for Woodward). Woodward is currently evaluating the impact EITF 07-1 may have on its Condensed Consolidated Financial Statements.

SFAS 141(R): In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is intended to improve, simplify, and converge internationally the accounting for business combinations. Under SFAS 141(R), an acquiring entity in a business combination must recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date fair values, with limited exceptions. In addition, SFAS 141(R) requires the acquiror to disclose all information that investors and other users need to evaluate and understand the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, Woodward will record and disclose business combinations under the revised standard beginning October 1, 2009.

FSP FAS 141(R)-1: In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141(R)-1”). This FSP amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquiror should apply the provisions of SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, Woodward will adopt FSP SFAS 141(R)-1 prospectively in fiscal year 2010.

SFAS 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51” (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result, SFAS 160 is effective for Woodward in the first quarter of fiscal year 2010. Woodward anticipates that, upon the adoption of SFAS 160, approximately $3,000 will be reclassified within its Condensed Consolidated Balance Sheet from other liabilities to stockholders’ equity.

FSP FAS 142-3: In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which improve the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for Woodward). Woodward is currently assessing the impact that FSP FAS 142-3 may have on its Condensed Consolidated Financial Statements.

FSP EITF 03-6-1: In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in stock-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share.” The new FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (fiscal year 2010 for Woodward). Early application is not permitted. Woodward anticipates that, upon the adoption of FSP EITF 03-6-1, outstanding restricted stock will be included in the denominator of both the basic and fully diluted earnings per share calculations in the Condensed Consolidated Financial Statements.

FSP 132(R)-1: In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). The guidance requires employers to disclose factors that help investors understand a plan’s investment policies and strategies, the nature of each asset category in the plan and the risks associated with the categories, information that helps investors assess the data and valuation methods used to develop fair value measurements for plan assets, particularly for instruments that are not actively trading in open markets, and concentrations of risk in the plan. FSP FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009 (fiscal year 2010 for Woodward). Woodward is currently assessing the impact that FSP FAS 132(R)-1 may have on its Condensed Consolidated Financial Statements.

SFAS 166: In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and removes the exception from applying FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS 166 will be effective for fiscal years beginning after

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

November 15, 2009 (fiscal year 2011 for Woodward). Woodward is currently assessing the impact that SFAS 166 may have on its Condensed Consolidated Financial Statements.

SFAS 167: In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46(R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS 167 will be effective for fiscal years beginning after November 15, 2009 (fiscal year 2011 for Woodward). Woodward is currently assessing the impact that SFAS 167 may have on its Condensed Consolidated Financial Statements.

SFAS 162 and SFAS 168: In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is technically effective for periods ending after September 15, 2009 (fiscal year 2009 for Woodward). In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 is also effective for periods ending after September 15, 2009 and effectively supersedes SFAS 162; therefore, Woodward does not anticipate that it will ever adopt SFAS 162. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. GAAP for nongovernmental entities, in combination with rules and interpretive releases of the SEC under authority of U.S. federal securities laws for SEC registrants. The Codification organizes and simplifies all authoritative U.S. GAAP literature, and establishes that all authoritative U.S. GAAP in the Codification carries an equal level of authority. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009 (fourth quarter of fiscal year 2009 for Woodward). Woodward does not anticipate that the adoption of SFAS 168 will have any impact on its Condensed Consolidated Financial Statements.

Note 3.	Business acquisitions

Woodward has recorded the recent acquisitions described in this Note 3 using the purchase method of accounting and, accordingly, has included the results of operations of the acquired businesses in its consolidated results as of the date of each acquisition. In accordance with SFAS No. 141, “Business Combinations,” the respective purchase prices for these acquisitions are allocated to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over the respective fair values of assets is recorded as goodwill. Goodwill is not amortized for book purposes in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill resulting from the MPC and MotoTron Corporation (“MotoTron”) acquisitions is not tax deductible while the goodwill resulting from the HRT acquisition will be tax deductible.

Woodward has evaluated and continues to evaluate pre-acquisition contingencies related to its recent acquisitions that may have existed as of the acquisition dates. If these pre-acquisition contingencies become probable in nature and estimable during the remainder of the purchase price allocation period, amounts will be recorded to goodwill for such matters. If these pre-acquisition contingencies become probable in nature and estimable after the end of the purchase price allocation period, amounts will be recorded for such matters in Woodward’s results of operations.

MPC acquisition

On October 1, 2008, Woodward acquired all of the outstanding stock of Techni-Core and all of the outstanding stock of MPC Products not owned by Techni-Core for approximately $370,435. The estimated purchase price, less approximately $18,610 of assumed outstanding debt, is included in “Cash flows from investing activities” in the Condensed Consolidated Statement of Cash Flows. Woodward paid cash at closing of approximately $334,702, a portion of which was used by the Company to repay the outstanding debt of MPC in an aggregate amount equal to

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

approximately $18,610. In addition, contractual change of control payments totaling $32,175 were made to certain MPC employees during October 2008 as a result of employment agreements in place prior to the acquisition. Direct transaction costs include investment banking, legal, and accounting fees and other external costs directly related to the acquisition.

MPC is an industry leader in the manufacture of high-performance electromechanical motion control systems, primarily for aerospace applications. MPC’s main product lines include high performance electric motors and sensors, analog and digital control electronics, rotary and linear actuation systems, and flight deck and fly-by-wire systems for commercial and military aerospace programs. Through an improved focus on aerospace energy control solutions, MPC complements Woodward’s energy and motion control technologies and is expected to enhance Woodward’s system offerings. MPC formed the basis of the fourth Woodward business segment, Airframe Systems.

The preliminary purchase price of the MPC acquisition is as follows:

Cash paid to owners	$316,092
Long-term liabilities assumed	18,610
Contractual change in control obligations	32,175
Estimated direct transaction costs	3,558

Total estimated purchase price	$370,435

MPC Products is subject to an investigation by the U.S. Department of Justice (the “DOJ”) regarding certain of its government contract pricing practices prior to 2005 and a related temporary suspension from participation in federal procurements and grants (See Note 18. Contingencies). Payments associated with this pre-acquisition contingency will be incremental to the estimated purchase price above. The purchase price paid by Woodward in connection with the MPC acquisition, as shown above, was reduced by this contingency totaling $25,000 at closing.

The following table summarizes preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the MPC acquisition, including accrued restructuring charges:

At October 1, 2008

Current assets	$112,116
Property, plant, and equipment	21,885
Intangible assets	164,200
Deferred income tax assets	23,940
Goodwill	182,619
Other assets	1,513

Total assets acquired	506,273

Other current liabilities	33,665
Department of Justice matter	25,000
Accrued restructuring charges	10,000
Deferred tax liabilities	65,009
Other tax — noncurrent	2,164

Total liabilities assumed	135,838

Net assets acquired	$370,435

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

A summary of the intangible assets acquired, amortization methods, and estimated useful lives follows:

		Weighted
		Average	Amortization
	Amount	Useful Life	Method

Non-compete agreements	$1,000	2 years	Straight Line
Trade name	3,700	5 years	Accelerated
Product Software	6,200	13 years	Accelerated
Backlog	13,500	3 years	Accelerated
Technology	25,600	15 years	Accelerated
Customer relationships	114,200	16 years	Accelerated

Total	$164,200	14 years

Accelerated amortization is calculated based on the pattern of estimated future economic benefits of the related intangible asset.

Woodward is in the process of finalizing valuations of intangible assets, estimates of liabilities, including restructuring reserves, and related income tax adjustments associated with the MPC acquisition.

The results of MPC’s operations are included in Woodward’s Condensed Consolidated Statements of Earnings beginning October 1, 2008.

MotoTron acquisition

On October 6, 2008, Woodward acquired MotoTron and the intellectual property assets owned by its parent company, Brunswick Corporation, which were used in connection with the MotoTron business for approximately $17,237. The estimated purchase price is included in “Cash flows from investing activities” in the Condensed Consolidated Statement of Cash Flows. The Company paid cash at closing of $17,000. In January 2009, Woodward received $29 based on the outcome of working capital adjustment procedures.

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

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

A summary of the preliminary estimated fair values of assets acquired and liabilities assumed at the date of the MotoTron acquisitions, including accrued restructuring charges, follows:

At October 1, 2008

Current assets	$3,886
Deferred income tax assets — current	271
Property, plant and equipment	939
Intangible assets	7,771
Goodwill	6,318
Deferred income tax assets	8
Other assets	136

Total assets acquired	19,329

Other current liabilities	1,760
Accrued restructuring charges	332
Total liabilities assumed	2,092

Net assets acquired	$17,237

A summary of the intangible assets acquired, amortization methods, and estimated lives follows:

		Weighted
		Average	Amortization
	Amount	Useful Life	Method

Customer relationships	$68	17 years	Accelerated
Other intangibles	460	5 years	Accelerated
Product Software	3,603	13 years	Straight Line
Process technology	3,640	15 years	Accelerated

Total	$7,771	13 years

Accelerated amortization is calculated based on the pattern of estimated future economic benefits of the related intangible asset.

Woodward is in the process of finalizing valuations of estimates of liabilities, including restructuring reserves, and related income tax adjustments associated with the MotoTron acquisition.

The results of MotoTron’s operations are included in Woodward’s Condensed Consolidated Statements of Earnings as of October 6, 2008. If the MotoTron acquisition had been completed on October 1, 2008, Woodward’s net sales and net earnings for the three and nine months ended June 30, 2009 would not have been materially different from amounts reported in the Condensed Consolidated Statements of Earnings.

HRT acquisition

On April 3, 2009, Woodward acquired all of the outstanding stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business for approximately $380,749. The estimated purchase price is included in “Cash flows from investing activities” in the Condensed Consolidated Statement of Cash Flows. Woodward paid cash at closing of approximately $377,660.

HRT is an industry leader in the advanced technology, engineering development, and manufacturing of mission-critical actuation systems and controls for weapons, aircraft, turbine engines and combat vehicles. It is recognized for hydraulic and electric primary flight control actuation products, including electro-mechanical

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

actuation systems for unmanned combat air vehicles and weapons, such as the Joint Direct Attack Munitions (JDAM) and the AIM-9X Sidewinder; hydraulic and electric flight controls for fixed and rotor wing aircraft; servovalves for global aerospace; turret controls and stabilization systems for the U.S. M1 Abrams Main Battle Tank and other armored vehicles worldwide; and fuel and pneumatics valves for aircraft and helicopters. HRT is expected to complement the MPC business and is being integrated into Woodward’s Airframe Systems business segment.

The preliminary purchase price of the HRT acquisition is as follows:

Cash paid to owners	$377,660
Cash acquired	(11)
Estimated direct transaction costs	3,100

Total estimated purchase price	$380,749

The following table summarizes preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the HRT acquisition, including accrued restructuring charges:

At April 3, 2009

Current assets	$115,502
Property, plant, and equipment	38,326
Intangible assets	130,800
Goodwill	141,143
Other assets	13

Total assets acquired	425,784

Other current liabilities	24,078
Accrued restructuring charges	2,500
Postretirement benefits	12,437
Other noncurrent liabilities	6,020

Total liabilities assumed	45,035

Net assets acquired	$380,749

A summary of the intangible assets acquired, amortization methods, and estimated useful lives follows:

		Weighted
		Average	Amortization
	Amount	Useful Life	Method

Non-compete agreements	$1,000	3 years	Straight Line
Favorable lease contracts	1,400	7 years	Straight Line
ERP System	5,300	10 years	Straight Line
Product Software	4,100	20 years	Accelerated
Backlog	21,500	5 years	Accelerated
Technology	29,000	15 years	Accelerated
Customer relationships	68,500	15 years	Accelerated

Total	$130,800	13 years

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

Accelerated amortization is calculated based on the pattern of estimated future economic benefits of the related intangible asset.

Woodward made a 338(h)(10) election with the U.S. Internal Revenue Service, which allows the HRT acquisition to be treated as an asset purchase for income tax purposes. Accordingly, any deferred tax assets and liabilities recorded by Textron Inc. at the acquisition date are not available to Woodward because the election causes the HRT acquisition to be treated, for income tax purposes, as though Woodward did not purchase an ongoing business.

In connection with the HRT acquisition, Woodward assumed certain defined benefit pension obligations contingent upon transfer of related pension plan assets (See Note 14. Retirement benefits). If for any reason the pension plan assets are not transferred, Woodward is not contractually obligated to assume the related pension benefit obligation, which would reduce both the assumed postretirement benefits liabilities and goodwill by approximately $10,000.

Woodward is in the process of finalizing valuations of property, plant, and equipment, other intangibles, defined benefit plan assets and liabilities, estimates of other liabilities, including restructuring reserves, and related income tax adjustments associated with the HRT acquisition.

The results of HRT’s operations are included in Woodward’s Condensed Consolidated Statements of Earnings as of April 3, 2009.

Pro forma results for MPC and HRT acquisitions

The following unaudited pro forma financial information presents the combined results of operations of Woodward, MPC, and HRT as if the acquisitions had occurred as of the beginning of each of the fiscal years presented. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions and related borrowings had taken place at the beginning of each of the fiscal years presented. The unaudited pro forma financial information for the three and nine months ended June 30, 2009 includes the historical results of Woodward, including the post-acquisition results of MPC since October 1, 2008 and HRT since April 3, 2009. The unaudited pro forma financial information for the three and nine months ended June 30, 2008 combines the historical results of Woodward with the historical results of MPC and HRT for those periods. The unaudited pro forma financial information for the nine months ended June 30, 2009 combines the historical results of Woodward with the historical results of HRT for the approximately six months ended April 2, 2009. Prior to the HRT acquisition by Woodward, HRT was a wholly owned subsidiary of Textron Inc. and as such was not a stand-alone entity. Accordingly, the historical operating results of HRT may not be indicative of the results that might have been achieved, historically or in the future, if HRT had been a stand-alone entity. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for stock options and restricted stock issued, adjustments for depreciation expense for property, plant, and equipment, adjustments to interest expense, adjustments for estimated general and administrative costs for HRT’s historical management and administrative structure and functions, and related tax effects. The unaudited pro forma results follow:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$386,193	$451,323	$1,186,667	$1,248,989
Net earnings	$26,147	$31,508	$72,347	$53,804
Earnings per share:
Basic	$0.39	$0.47	$1.07	$0.80
Diluted	$0.38	$0.46	$1.05	$0.77

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

Note 4.	Income taxes

U.S. GAAP requires that the interim period tax provision be determined as follows:

•	At the end of each quarter, Woodward estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

The estimated annual effective rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

•	The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs.

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

The following table sets out the tax expense and the effective tax rate for Woodward’s income from operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Earnings before income taxes	$26,693	$49,096	$89,619	$131,232
Income tax expense	1,696	16,682	19,084	43,779
Effective tax rate	6.4%	34.0%	21.3%	33.4%

Income taxes for the nine months ended June 30, 2009 included expense reductions of $1,637 related to the retroactive extension of the U.S. research and experimentation tax credit. This expense reduction related to the estimated amount of the credit applicable to the period from January 1 through September 30, 2008. There was no similar benefit in the three or nine months ended June 30, 2008.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $17,142 at June 30, 2009 and $22,576 at September 30, 2008. During the three months ended June 30, 2009, Woodward reached a favorable resolution of an international tax matter, causing its liability for worldwide unrecognized tax benefits to decline by $4,992. At June 30, 2009, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $12,529. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $3,794 in the next twelve months through completion of reviews by various worldwide tax authorities.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $3,321 and $5,956 as of June 30, 2009 and September 30, 2008, respectively.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. Woodward is subject to U.S. Federal income tax examinations for fiscal years 2006 and forward and is subject to U.S. state income tax examinations for fiscal years 2005 and forward.

Note 5.	Net earnings per share

Net earnings per share — basic is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net earnings per share — diluted reflects the weighted average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Net earnings	$24,997	$32,414	$70,535	$87,453

Denominator:
Basic	67,805	67,245	67,762	67,590
Assumed exercise of dilutive stock options and restricted stock	1,145	1,938	1,243	1,996

Diluted	68,950	69,183	69,005	69,586

Net earnings per common share:
Basic	$0.37	$0.48	$1.04	$1.29

Diluted	$0.36	$0.47	$1.02	$1.26

The following stock option grants were outstanding during the three and nine month periods ended June 30, 2009 and 2008, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock options	783	454	725	386

Note 6.	Inventories

	June 30,	September 30,
	2009	2008

Raw materials	$55,302	$16,221
Work in progress	77,932	41,047
Component parts and finished goods	207,397	151,049

	$340,631	$208,317

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

Note 7.	Property, plant, and equipment — net

	June 30,	September 30,
	2009	2008

Land	$13,709	$13,343
Buildings and improvements	198,681	188,359
Machinery and equipment	334,717	286,074
Construction in progress	12,065	16,524

	559,172	504,300
Less accumulated depreciation	(344,651)	(335,649)

Property, plant, and equipment, net	$214,521	$168,651

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Depreciation expense	$9,422	$7,220	$27,897	$21,916

Note 8.	Goodwill

			Translation
	September 30,	Additions and	Adjustments	June 30,
	2008	Adjustments	and Other	2009

Turbine Systems	$86,565	$—	$—	$86,565
Airframe Systems	—	323,762	1,008	324,770
Electrical Power Systems	17,381	—	(360)	17,021
Engine Systems	35,631	6,325	(746)	41,210

Consolidated	$139,577	$330,087	$(98)	$469,566

Woodward tests goodwill on the reporting unit level on an annual basis as of March 31 each year and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of comparing the fair value of the reporting unit, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Woodward compares the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. Woodward considers all operating segments to be reporting units for purposes of testing for goodwill impairment.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

Note 9.	Other intangibles — net

	June 30, 2009			September 30, 2008
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Customer relationships:
Turbine Systems	$44,327	$(16,376)	$27,951	$44,327	$(15,268)	$29,059
Airframe Systems	182,905	(1,486)	181,419	—	—	—
Electrical Power Systems	2,222	(593)	1,629	2,190	(386)	1,804
Engine Systems	20,675	(11,257)	9,418	20,607	(9,877)	10,730

Total	$250,129	$(29,712)	$220,417	$67,124	$(25,531)	$41,593

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	—	—	—	—	—	—
Electrical Power Systems	3,325	(1,921)	1,404	2,790	(1,220)	1,570
Engine Systems	12,636	(5,988)	6,648	12,705	(5,408)	7,297

Total	$15,961	$(7,909)	$8,052	$15,495	$(6,628)	$8,867

Process technology:
Turbine Systems	$11,941	$(4,412)	$7,529	$11,941	$(4,113)	$7,828
Airframe Systems	70,317	(1,911)	68,406	—	—	—
Electrical Power Systems	1,332	(1,249)	83	1,338	(1,129)	209
Engine Systems	12,593	(3,561)	9,032	5,350	(2,853)	2,497

Total	$96,183	$(11,133)	$85,050	$18,629	$(8,095)	$10,534

Patents:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	—	—	—	—	—	—
Electrical Power Systems	4,423	(960)	3,463	4,442	(693)	3,749
Engine Systems	—	—	—	—	—	—

Total	$4,423	$(960)	$3,463	$4,442	$(693)	$3,749

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	42,158	(9,856)	32,302	—	—	—
Electrical Power Systems	1,556	(277)	1,279	1,563	(200)	1,363
Engine Systems	460	(38)	422	—	—	—

Total	$44,174	$(10,171)	$34,003	$1,563	$(200)	$1,363

Consolidated	$410,870	$(59,885)	$350,985	$107,253	$(41,147)	$66,106

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Amortization expense	$8,286	$1,654	$18,169	$5,259

Amortization expense associated with current intangibles is expected to be:

Year ending September 30:
2009 (remaining)	$8,315
2010	36,171
2011	35,448
2012	32,588
2013	30,010
Thereafter	208,453

$350,985

Note 10.	Long-term debt and line of credit facilities

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

The 2008 Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other persons, make capital expenditures, make certain investments, make certain restricted payments, make dividend payments, and enter into material transactions with affiliates. The 2008 Term Loan Credit Agreement contains financial covenants requiring that (a) the Company’s ratio of consolidated net debt to consolidated earnings before interest, taxes, depreciation, and amortization, plus any unusual non-cash charges to the extent deducted in computing net income minus any unusual non-cash gains to the extent added in computing net income (“EBITDA”), not exceed 3.5 to 1.0 and (b) the Company have a minimum consolidated net worth of $400,000 plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The 2008 Term Loan Credit Agreement also contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due.

Woodward’s obligations under the 2008 Term Loan Credit Agreement are guaranteed by Woodward FST, Inc., MPC Products and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

2009 Term Loan Credit Agreement

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
(Amounts in thousands, except per share amounts) — (Continued)

Quarterly principal payments of $6,000 are due beginning September 30, 2009 through June 30, 2010. Quarterly principal payments of $9,000 are due beginning September 30, 2010 until maturity. The 2009 Term Loan Credit Agreement can be prepaid without penalty.

The 2009 Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other persons, make certain investments, make certain restricted payments, and enter into material transactions with affiliates. The 2009 Term Loan Credit Agreement contains financial covenants requiring that (a) the Company’s ratio of consolidated net debt to consolidated EBITDA not exceed 3.5 to 1.0 and (b) the Company have a minimum consolidated net worth of $510,000 plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The 2009 Term Loan Credit Agreement also contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.

Woodward’s obligations under the 2009 Term Loan Credit Agreement are guaranteed by Woodward FST, Inc., MPC Products and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

2008 Note Purchase Agreement

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

The 2008 Notes issued in the private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Holders of the 2008 Notes do not have any registration rights.

The Series B Notes have a maturity date of October 1, 2013 and generally bear interest at a rate of 5.63% per annum. The Series C Notes have a maturity date of October 1, 2015 and generally bear interest at a rate of 5.92% per annum. The Series D Notes have a maturity date of October 1, 2018 and generally bear interest at a rate of 6.39% per annum. Under certain circumstances, the interest rate on each series of 2008 Notes is subject to increase if Woodward’s leverage ratio of consolidated net debt to consolidated EBITDA increases beyond 3.5 to 1.0. Interest on the 2008 Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid. Interest payments commenced on April 1, 2009.

Woodward’s obligations under the 2008 Note Purchase Agreement and the 2008 Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under Woodward’s existing term loan facilities, existing revolving credit facility and existing note purchase agreements.

The 2008 Note Purchase Agreement contains customary restrictive covenants, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell its assets, merge or consolidate with other persons, and enter into material transactions with affiliates. The 2008 Note Purchase Agreement also contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $25,000, the occurrence of which would permit the holders of the 2008 Notes to accelerate the amounts due.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

The 2008 Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated EBITDA not exceed 4.0 to 1.0 during any material acquisition period, or 3.5 to 1.0 at any other time on a rolling four quarter basis, and (b) consolidated net worth at any time equal or exceed $425,000 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ended September 30, 2008. Additionally, under the 2008 Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter. Priority debt generally refers to certain unsecured debt of Woodward’s subsidiaries and all debt of Woodward and its subsidiaries secured by liens other than certain permitted liens.

Woodward is permitted at any time, at its option, to prepay all, or from time to time prepay any part of, the then outstanding principal amount of any series of the 2008 Notes at 100% of the principal amount of the series of 2008 Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable make-whole amount. The make-whole amount is computed by discounting the remaining scheduled payments of interest and principal of the 2008 Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the 2008 Notes being prepaid.

Woodward’s obligations under the 2008 Note Purchase Agreement and the 2008 Notes are guaranteed by Woodward FST, Inc., MPC Products and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

2009 Note Purchase Agreement

On April 3, 2009, Woodward entered into a Note Purchase Agreement (the “2009 Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $100,000 of senior unsecured notes comprised of (a) $57,000 aggregate principal amount of Series E Senior Notes due April 3, 2016 (the “Series E Notes”) and (b) $43,000 aggregate principal amount of Series F Senior Notes due April 3, 2019 (the “Series F Notes” and together with the Series E Notes, the “2009 Notes”) in a private placement transaction consummated on April 3, 2009.

The 2009 Notes issued in the private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Holders of the 2009 Notes do not have any registration rights.

The Series E Notes have a maturity date of April 3, 2016 and bear interest at a rate of 7.81% per annum. The Series F Notes have a maturity date of April 3, 2019 and bear interest at a rate of 8.24% per annum. Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until the principal is paid. Interest payments commence on October 15, 2009.

Woodward’s obligations under the 2009 Note Purchase Agreement and the 2009 Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including outstanding debt under Woodward’s existing term loan facilities, existing revolving credit facility and existing note purchase agreements.

The 2009 Note Purchase Agreement contains customary restrictive covenants, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell Woodward’s assets, merge or consolidate with other persons, and enter into material transactions with affiliates. The 2009 Note Purchase Agreement also contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $30,000, the occurrence of which would permit the holders of the 2009 Notes to accelerate the amounts due.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

The 2009 Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated EBITDA not exceed 3.5 to 1.0 at any time on a rolling four quarter basis, and (b) consolidated net worth at any time equal or exceed $485,940 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2009. Additionally, under the 2009 Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter. Priority debt generally refers to certain unsecured debt of Woodward’s subsidiaries and all debt of the Woodward and its subsidiaries secured by liens other than certain permitted liens.

Woodward is permitted at any time, at its option, to prepay all, or from time to time prepay any part of, the then outstanding principal amount of any series of the 2009 Notes at 100% of the principal amount of the series of 2009 Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable make-whole amount. The make-whole amount is computed by discounting the remaining scheduled payments of interest and principal of the 2009 Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the 2009 Notes being prepaid.

Woodward’s obligations under the 2009 Note Purchase Agreement and the 2009 Notes are guaranteed by Woodward FST, Inc., MPC Products and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

The proceeds from the 2008 Term Loan Credit Agreement and the issuance of the 2008 Notes were used primarily to finance the MPC and MotoTron acquisitions. The proceeds from the 2009 Term Loan Credit Agreement and the issuance of the 2009 Notes were used primarily to finance the HRT acquisition.

Woodward was in compliance with its financial debt covenants at June 30, 2009.

Outstanding long-term debt

Long-term debt consisted of the following:

	June 30,	September 30,
	2009	2008

Senior notes — 6.39%, due October 2011; unsecured	$32,143	$42,857
Term notes — 4.25% — 6.95%, due September 2009 to June 2012, secured by land and buildings	1,268	1,659
2008 Term loan — Variable rate of 1.81% at June 30, 2009, matures October 2013; unsecured	146,250	—
2009 Term loan — Variable rate of 3.30% at June 30, 2009, matures April 2012; unsecured	120,000	—
Series B Notes — 5.63%, due October 2013; unsecured	100,000	—
Series C Notes — 5.92%, due October 2015; unsecured	50,000	—
Series D Notes — 6.39%, due October 2018; unsecured	100,000	—
Series E Notes — 7.81%, due April 2016; unsecured	57,000	—
Series F Notes — 8.24%, due April 2019; unsecured	43,000	—
Fair value hedge adjustment for unrecognized discontinued hedge gains	243	381

	649,904	44,897
Less: current portion	(42,926)	(11,560)

Long-term debt, less current portion	$606,978	$33,337

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

The senior notes, 2008 and 2009 term loans, and Series B, C, D, E and F Notes are held by multiple institutions. The term notes are held by banks in Germany.

The senior notes, 2008 and 2009 term loans, and Series B, C, D, E and F Notes are guaranteed by Woodward FST, Inc., MPC Products and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

The current portion of long-term debt includes $142 and $183 at June 30, 2009 and September 30, 2008, respectively, related to the fair value hedge adjustment for unrecognized discontinued hedge gains.

Required future principal payments of outstanding long-term debt are as follows:

At June 30,
2009

Year Ending September 30,
2009 (remaining)	$8,150
2010	45,696
2011	54,563
2012	69,377
2013	7,500
Thereafter	464,375

$649,661

Debt Issuance Costs

During 2009, Woodward incurred $5,602 of debt issuance costs, which are being amortized using the effective interest method or patterns that approximate the effective interest method, over the term of the debt to which the costs relate. The related amortization is recognized as interest expense. As of June 30, 2009, Woodward had $4,995 of unamortized debt issuance costs related to the 2009 debt issuances.

Lines of Credit

Woodward has a $225,000 revolving credit facility related to unsecured financing arrangements with a syndicate of U.S. banks. The agreement provides for an option to increase the amount to $350,000, subject to the lenders’ participation, and has an expiration date of October 2012. The interest rate on borrowings under the agreement, which varies with LIBOR, the federal funds rate, or the prime rate, was 0.91% as of June 30, 2009. Borrowings under the revolving credit facility were $43,000 and $0 as of June 30, 2009 and September 30, 2008, respectively.

Woodward also has various foreign lines of credit. The lines are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the banks. Aggregate borrowings under such foreign lines of credit were $0 and $4,031 as of June 30, 2009 and September 30, 2008, respectively.

Note 11.	Derivative Instruments and Hedging Activities

Woodward enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and those utilized as economic hedges. Woodward uses interest rate related derivative instruments to manage its exposure to fluctuations of interest rates. By using these instruments, Woodward is exposed, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Woodward, which creates credit risk for Woodward. Woodward minimizes this credit risk by entering into

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

transactions with high quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, currency exchange rates, or the market price of Woodward’s common stock. Woodward minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of June 30, 2009 and September 30, 2008, all derivative instruments into which Woodward had entered were terminated.

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

In September 2008, the Company entered into treasury lock agreements with a notional amount totaling $100,000 that qualified as cash flow hedges under SFAS 133. The objective of this derivative instrument was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt to acquire MPC. The hedges were terminated prior to September 30, 2008 resulting in a gain of approximately $108 and the gain was recorded in accumulated other comprehensive income as of September 30, 2008, net of tax. The realized gain on the termination of the treasury lock agreements will be recognized as a reduction of interest expense over a seven-year period on the hedged debt issued on October 1, 2008 using the effective interest method.

In March 2009, Woodward entered into LIBOR lock agreements with a total notional amount of $50,000 that qualified as cash flow hedges under SFAS 133. The objective of this derivative instrument was to hedge the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt to acquire HRT. The hedges were terminated prior to June 30, 2009, resulting in a loss of $1,308. The realized loss was recorded in accumulated other comprehensive income as of June 30, 2009, net of tax. The realized loss on the terminated LIBOR lock agreements will be recognized as an increase of interest expense over a seven-year period on the hedged debt issued on April 3, 2009 using the effective interest method.

The following table discloses the remaining unrecognized gains and losses associated with the terminated derivative instruments on Woodward’s Condensed Consolidated Balance Sheet as of June 30, 2009:

	Balance
	Sheet	Unrecognized
	Location	Gain (Loss)

Derivatives Designated as Hedging Instruments:
2001 Treasury lock	(2)	$(211)
2002 Interest rate swap	(1)	243
2008 Treasury lock	(2)	97
2009 LIBOR lock	(2)	(1,261)

		$(1,132)

(1)	Long-term debt

(2)	Accumulated other comprehensive income

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

The following tables disclose the impact of terminated derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings for the three months ended June 30, 2009:

		Amount of		Amount of
		Income		Gain (Loss)
		(Expense)	Amount of	Reclassified
	Location of	Recognized	Gain (Loss)	from
	Gain (Loss)	in Earnings	Recognized	Accumulated
	Recognized	on	in OCI on	OCI into
	in Earnings	Derivative	Derivative	Earnings

Derivatives in Fair Value Hedging Relationships:
2002 Interest rate swap	(3)	$46	$—	$—
Derivatives in Cash Flow Hedging Relationships:
2001 Treasury lock	(3)	(40)	—	(40)
2008 Treasury lock	(3)	4	—	4
2009 LIBOR lock	(3)	(47)	—	(47)

		$(37)	$—	$(83)

The following tables disclose the impact of terminated derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings for the nine months ended June 30, 2009:

		Amount of		Amount of
		Income		Gain (Loss)
		(Expense)	Amount of	Reclassified
	Location of	Recognized	Gain (Loss)	from
	Gain (Loss)	in Earnings	Recognized	Accumulated
	Recognized	on	in OCI on	OCI into
	in Earnings	Derivative	Derivative	Earnings

Derivatives in Fair Value Hedging Relationships:
2002 Interest rate swap	(3)	$138	$—	$—
Derivatives in Cash Flow Hedging Relationships:
2001 Treasury lock	(3)	(119)	—	(119)
2008 Treasury lock	(3)	11	—	11
2009 LIBOR lock	(3)	(47)	(1,308)	(47)

		$(17)	$(1,308)	$(155)

(3)	Interest expense

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of June 30, 2009, Woodward expects to reclassify $294 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

Note 12.	Accrued liabilities

Accrued liabilities consist of the following:

	June 30,	September 30,
	2009	2008

Salaries and other member benefits	$28,152	$51,773
Department of Justice matter (see Note 18)	25,000	—
Restructuring and other charges	10,860	801
Warranties	10,535	7,232
Interest payable	6,339	1,257
Accrued retirement benefits	2,737	5,865
Taxes, other than income	4,949	6,908
Other	28,656	11,755

	$117,228	$85,591

Provisions of the Company’s sales agreements include product warranties customary to such agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

Balance, September 30, 2008	$7,232
Increases in accruals related to warranties during the period	3,995
Increases due to acquisition of MPC, MotoTron, and HRT	3,041
Settlements of amounts accrued	(3,729)
Foreign currency exchange rate changes	(4)

Balance, June 30, 2009	$10,535

Woodward recognized non-acquisition related restructuring and other charges totaling $15,159 during the three months ended March 31, 2009. The main components of these charges included $14,254 of workforce management related costs associated with the early retirement of approximately 100 employees and the involuntary separation of approximately 350 employees in connection with a strategic realignment of global workforce capacity. Other charges totaling $905 were accrued for an impairment loss related to the sale of a building that is being vacated.

Restructuring charges related to business acquisitions of $12,832 include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

The summary of the activity in accrued restructuring charges during the three and nine months ended June 30, 2009 is as follows:

	Restructuring	Business
	Charges	Acquisitions	Total

Accrued restructuring charges, September 30, 2008	$—	$801	$801
Purchase accounting adjustments	—	10,341	10,341
Payments	—	(142)	(142)
Foreign currency exchange rates	—	(64)	(64)

Accrued restructuring charges, December 31, 2008	—	10,936	10,936
Restructuring provision incurred	15,159	—	15,159
Purchase accounting adjustments	—	(464)	(464)
Payments	(563)	(525)	(1,088)
Non-cash charge for impairment of vacated facility	(905)	—	(905)
Foreign currency exchange rates	—	(4)	(4)

Accrued restructuring charges, March 31, 2009	13,691	9,943	23,634
Purchase accounting adjustments	—	2,565	2,565
Payments	(8,050)	(7,406)	(15,456)
Foreign currency exchange rates	117	—	117

Accrued restructuring charges, June 30, 2009	$5,758	$5,102	$10,860

Woodward estimates that its restructuring charges will be substantially completed within twelve months. Accordingly, the entire amount is classified as current.

Note 13.	Other liabilities

	June 30,	September 30,
	2009	2008

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$58,480	$42,103
Other	22,198	25,592

	$80,678	$67,695

Note 14.	Retirement benefits

A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s retirement and healthcare benefit plans, excluding those obligations assumed in connection with the acquisition of HRT.

In connection with the acquisition of HRT (see Note 3, Business acquisitions), Woodward recorded approximately $50,700 of estimated pension benefit obligations related to a Textron-sponsored defined benefit plan that will be assumed by a Woodward defined benefit plan established for certain HRT employees (the “Woodward HRT Plan”), net of approximately $40,700 of the estimated related pension plan assets to be transferred directly to the trustee of the Woodward HRT Plan by the trustee of the related Textron-sponsored defined benefit plan. The value of the pension plan assets to be transferred will be equal to the present value of the accumulated benefit obligation as of the April 3, 2009, the date of the HRT acquisition, based upon certain actuarial assumptions described in the acquisition agreement as adjusted for investment earnings and benefit payments between the date of the acquisition

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

and the actual date of the funds transfer. If for any reason the pension plan assets are not transferred to the trustee of the Woodward HRT Plan, Woodward is not contractually obligated to assume the related pension benefit obligation. Also, in connection with the acquisition of HRT, Woodward assumed a retirement healthcare benefit obligation of approximately $2,437. Woodward is in the process of finalizing valuations of the assumed benefit liabilities and related transferred assets.

U.S. GAAP requires that, for obligations outstanding as of September 30, 2008, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year-end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan, or benefit payments. For obligations assumed in the acquisition of HRT, the funded status reported in interim periods is based on the estimated value of the net liability assumed on the acquisition date.

The components of the net periodic pension cost related to continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Retirement pension benefits — United States:
Service cost	$1,000	$—	$1,000	$—
Interest cost	1,287	281	1,861	842
Expected return on plan assets	(1,032)	(341)	(1,596)	(1,022)
Amortization of:
Net actuarial loss	85	30	253	89
Prior service cost	(65)	(65)	(195)	(195)

Net periodic benefit (cost)	$1,275	$(95)	$1,323	$(286)

Contributions	$—	$—	$—	$—

Retirement pension benefits — other countries:
Service cost	$177	$239	$531	$715
Interest cost	544	707	1,604	2,141
Expected return on plan assets	(545)	(742)	(1,606)	(2,247)
Amortization of:
Transition obligation	20	26	60	74
Net actuarial loss	33	46	101	138
Prior service cost	(2)	(3)	(6)	(7)
Curtailment cost	—	254	—	254
Settlement cost	262	—	262	—

Net periodic benefit	$489	$527	$946	$1,068

Contributions	$448	$582	$1,690	$2,209

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

The components of the net periodic retirement healthcare benefits related to continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Retirement healthcare benefits:
Service costs	$42	$61	$127	$182
Interest cost	612	612	1,737	1,839
Amortization of:
Net actuarial loss	25	48	73	144
Prior service cost	(808)	(630)	(2,424)	(1,890)

Net periodic benefit (cost)	$(129)	$91	$(487)	$275

Contributions	$669	$1,165	$2,730	$2,753

Woodward expects its contributions for retirement pension benefits will be $0 in the United States and $2,179 in other countries in 2009. Woodward also expects its contributions for retirement healthcare benefits will be $2,990 in 2009, less amounts received as U.S. subsidies. The exact amount of cash contributions made to these plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2009 may differ from the current estimate.

Note 15.	Stock-based compensation

A.	Stock options

Stock options are granted to Woodward’s key management members. The grant date for these awards is used for the measurement date. These awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period.

Woodward uses the Black-Scholes-Merton pricing model to value its stock options. Expected volatilities are based on historical volatility using daily stock price observations. Beginning October, 1, 2008, Woodward, as required by SFAS 123(R), “Share Based Payment,” calculates the expected life based on experience. Prior to October 1, 2008, Woodward calculated an expected life equal to the midpoint between the vesting date and the date of contractual expiration of the options, as permitted by the SEC’s Staff Accounting Bulletin 107 “Share-Based Payment.” Dividend yields are based on historical dividends. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant. Assumptions used to value options granted are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Expected term	7 years	n/a	7 years	7 years
Estimated volatility	43%	n/a	43%	37%
Estimated dividend yield	1.4%	n/a	1.4%	1.5%
Risk-free interest rate	2.9%	n/a	3.1%	3.7%

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

The following is a summary of the activity for stock option awards during the three and nine months ended June 30, 2009:

		Weighted-Average
Stock Options	Number	Exercise Price

Balance at September 30, 2008	4,387	$13.29
Options granted	309	18.67
Options exercised	(20)	6.97
Options forfeited	(13)	20.19

Balance at December 31, 2008	4,663	$13.45
Options granted	—	n/a
Options exercised	(4)	12.70
Options forfeited	(7)	16.67

Balance at March 31, 2009	4,652	$13.64
Options granted	17	13.37
Options exercised	(86)	8.66
Options forfeited	(3)	22.50

Balance at June 30, 2009	4,580	$13.73

B.	Restricted stock

The following is a summary of the activity for restricted stock awards during the three and nine months ended June 30, 2009:

Weighted-Average
Grant Price
Restricted Stock	Number	per Share

Balance at September 30, 2008	—	n/a
Shares granted	70	$33.49
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at December 31, 2008	70	$33.49
Shares granted	—	n/a
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at March 31, 2009	70	$33.49
Shares granted	—	n/a
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at June 30, 2009	70	$33.49

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

Note 16.	Accumulated other comprehensive earnings

Accumulated foreign currency translation adjustments:
Balance at September 30, 2008	$23,543
Translation adjustments	(1,424)
Taxes associated with foreign currency translation	(1,905)

Balance at June 30, 2009	$20,214

Accumulated unrealized derivative losses:
Balance at September 30, 2008	$(137)
Realized loss on cash flow hedge, net	(811)
Reclassification to interest expense	154
Taxes associated with interest reclassification	(58)

Balance at June 30, 2009	$(852)

Accumulated minimum pension liability adjustments:
Balance at September 30, 2008	$(3,087)
Minimum benefit liability adjustment	(92)
Taxes associated with minimum benefit liability	—

Balance at June 30, 2009	$(3,179)

Total accumulated other comprehensive earnings	$16,183

Note 17.	Total comprehensive earnings

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net earnings	$24,997	$32,414	$70,535	$87,453
Other comprehensive earnings:
Foreign currency translation adjustments	13,964	(1,321)	(3,329)	12,624
Reclassification of unrealized losses on derivatives to earnings	52	32	96	95
Loss from cash flow hedge, net	—	—	(811)	—
Minimum pension liability adjustment	(301)	26	(92)	(438)

Total comprehensive earnings	$38,712	$31,151	$66,399	$99,734

Note 18.	Contingencies

Woodward is currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. The Company has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

In addition, MPC Products, one of Woodward’s recently acquired subsidiaries, is subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005. MPC Products’ government contract pricing practices after June 2005 are not the subject of the investigation nor is MPC Products’

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

product quality. Prior to Woodward’s acquisition of MPC Products, MPC Products implemented changes to address the issues raised in the government investigation. MPC Products’ current accounting system has been in place for over four years and is approved by the Defense Contract Audit Agency. MPC Products and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals from the DOJ. The process of finalizing and obtaining the necessary approvals with the DOJ has taken longer than anticipated. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC Products. There can be no assurance as to the resolution of any of these matters.

On July 8, 2009, MPC Products received a notice of suspension from the U.S. Department of Defense (the “DOD”) stating that MPC Products has been temporarily suspended from participating in new federal procurements and grants, effective July 8, 2009. The temporary suspension applies only to MPC Products. Woodward and its other affiliate entities, including HRT, are not suspended from government contracting activities and remain eligible to participate in federal procurement and grant programs. While the temporary suspension remains in place, the federal government will not solicit MPC Products for new contracts and will not award MPC Products new contracts or contract modifications that add work to or extend the duration of existing contracts, unless a compelling need determination is issued by the applicable agency. In addition, certain government contractors must provide written notice before awarding to MPC Products subcontracts exceeding $30 in value, unless a particular agency directs otherwise. Government contractors are not prohibited from awarding subcontracts to MPC Products under $30 in value, unless a particular agency directs otherwise. MPC Products may continue to perform existing work under prime contracts in existence as of the date of this suspension, unless a particular agency directs otherwise. MPC Products has been operating under government contracts since the DOJ investigation commenced in 2005, and has been discussing a resolution to all of these issues with the DOD for over a year while awaiting final approval of a settlement with the DOJ. MPC Products has not received any notice that the suspension arises out of any activities other than activities related to MPC Products’ government contract pricing practices prior to June 2005. Woodward does not believe the timing of the DOD’s notice of suspension is related to any concerns of misconduct other than MPC Products’ government contract pricing practices prior to June 2005, and MPC Products continues to work with the DOD to remove the suspension as soon as possible. Woodward believes this effort will be successful, but cannot predict how long it will take and there can be no assurance as to its resolution.

Woodward has taken the issues raised in the DOJ investigation and DOD suspension very seriously. In addition to the changes described above that were implemented by MPC Products prior to the acquisition, Woodward has made significant progress since the acquisition in the implementation and integration of Woodward’s policies and system of internal controls at MPC Products.

The purchase price paid by Woodward in connection with the acquisition of MPC was reduced by $25,000, which represents the amount agreed to in principle by MPC Products with the U.S. Attorney. Any resulting fines beyond this amount or other sanctions, ongoing suspensions or debarment could have a material adverse effect on Woodward.

There are also other individual matters that management believes the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible there could be additional losses that have not been accrued, management currently believes the possible additional loss in the event of an unfavorable resolution of every matter is less than $10,000 in the aggregate, excluding the DOJ and DOD matters.

Woodward currently does not have any material administrative or judicial proceedings arising under any federal, state, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

Woodward does not recognize contingencies that might result in a gain until such contingencies are resolved and the related amounts are realized.

In the event of a change in control of the Company, as defined in certain executive officers’ employment agreements, Woodward may be required to pay termination benefits to such executive officers.

Note 19.	Financial instruments

The estimated fair values of Woodward’s financial instruments were as follows:

	At June 30, 2009		At September 30, 2008
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Cost	Fair Value	Cost

Cash and cash equivalents	$67,556	$67,556	$109,833	$109,833
Investments in deferred compensation program	4,789	4,789	3,931	3,931
Short-term borrowings	(43,000)	(43,000)	(4,031)	(4,031)
Long-term debt, including current portion	(636,740)	(649,661)	(44,836)	(44,516)

The fair values of cash and cash equivalents and short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and short-term borrowings have short-term maturities and market interest rates.

Investments related to the deferred compensation program used to provide deferred compensation benefits to certain employees are assumed to be equal to their carrying amounts since the assets are marked to market value each reporting period.

The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 7.17% at June 30, 2009 and 6.0% at September 30, 2008.

Note 20.	Segment information

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer excludes matters such as charges for restructuring costs, interest income and expense, and certain gains and losses from asset dispositions.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

A summary of consolidated net sales and earnings follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Segment net sales:
Turbine Systems
External net sales	$145,074	$148,622	$439,612	$418,702
Intersegment sales	3,114	5,062	11,123	13,229

Total segment net sales	$148,188	$153,684	$450,735	$431,931

Airframe Systems
External net sales	$106,873	$—	$209,442	$—
Intersegment sales	803	—	2,162	—

Total segment net sales	$107,676	$—	$211,604	$—

Electrical Power Systems
External net sales	$57,320	$60,003	$150,458	$149,961
Intersegment sales	11,745	17,178	38,970	49,585

Total segment net sales	$69,065	$77,181	$189,428	$199,546

Engine Systems
External net sales	$76,926	$121,222	$266,086	$339,000
Intersegment sales	7,053	9,695	24,592	31,779

Total segment net sales	$83,979	$130,917	$290,678	$370,779

Consolidated external net sales	$386,193	$329,847	$1,065,598	$907,663

Segment earnings (losses):
Turbine Systems	$30,840	$29,330	$94,774	$87,509
Airframe Systems	(5,990)	—	(956)	—
Electrical Power Systems	12,501	10,778	30,804	27,518
Engine Systems	6,335	16,982	25,748	42,048

Total segment earnings	43,686	57,090	150,370	157,075
Nonsegment expenses	(6,126)	(7,437)	(37,523)	(24,344)
Interest expense and income, net	(10,867)	(557)	(23,228)	(1,499)

Consolidated earnings before income taxes	$26,693	$49,096	$89,619	$131,232

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts) — (Continued)

Segment assets consist of accounts receivable, inventories, property, plant, and equipment — net, goodwill, and other intangibles — net. A summary of consolidated total assets follows:

	June 30,	September 30,
	2009	2008

Segment assets:
Turbine Systems	$374,419	$371,275
Airframe Systems	864,769	—
Electrical Power Systems	137,007	133,928
Engine Systems	216,899	242,350

Total segment assets	1,593,094	747,553
Unallocated corporate property, plant, and equipment, net	13,794	13,226
Other unallocated assets	151,000	166,238

Consolidated total assets	$1,757,888	$927,017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands except per share amounts)

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

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:

•	a decline in business with or financial distress of our significant customers;

•	the long sales cycle, customer evaluation process, and implementation period of our products and services;

•	our ability to implement, and realize the intended effects of, our restructuring efforts;

•	the recent instability of the credit markets and other adverse economic and industry conditions;

•	fines, other sanctions, continued suspensions or debarment related to the recent notice of suspension from the U.S. Department of Defense (the “DOD”) or otherwise resulting from the outcome of the related investigation by the U.S. Department of Justice (the “DOJ”) regarding certain pricing practices of MPC Products Corporation, one of our wholly owned subsidiaries (“MPC Products”), prior to June 2005;

•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;

•	our ability to reduce our expenses in proportion to any sales shortfalls;

•	the ability of our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;

•	the success of or expenses associated with our product development activities;

•	our ability to integrate acquisitions and costs related thereto;

•	our substantial debt and debt service requirements and our ability to operate our business and pursue business strategies in the light of certain restrictive covenants in our outstanding debt documents;

•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;

•	changes in domestic or international tax statutes and future subsidiary results;

•	environmental liabilities related to manufacturing activities;

•	the geographical location of a portion of our business is in California, which historically has been susceptible to certain natural disasters;

•	our continued access to a stable workforce and favorable labor relations with our employees;

•	our ability to successfully manage regulatory, tax and legal matters (including government contracting, product liability, patent and intellectual property matters);

•	risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates; and

•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. Other factors are discussed under “Risk Factors” in our SEC filings and are incorporated by reference.

Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2008 and in Part II, Item 1A in our Quarterly Report on Form 10-Q for the period ended March 31, 2009. We undertake no obligation to revise or update any forward-looking statements for any reason.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward Governor Company and its consolidated subsidiaries.

OVERVIEW

We are an independent designer, manufacturer, and service provider of energy control and optimization solutions for commercial and military aircraft and ground vehicles, turbines, reciprocating engines, and electrical power system equipment. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable and more cost-effective equipment. Leading original equipment manufacturers (“OEMs”) use our products and services in aerospace, power and process industries, and transportation.

Our strategic focuses are energy control and optimization solutions. The control of energy, including fluid energy, combustion, electrical energy and motion, is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions, and operations of power equipment. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation, and electronic systems. We focus primarily on OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.

We have four operating business segments — Turbine Systems, Airframe Systems, Electrical Power Systems and Engine Systems.

•	Turbine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the aircraft and industrial gas turbine markets.

•	Airframe Systems develops and manufactures high-performance cockpit, electromechanical and hydraulic motion control systems, and mission-critical actuation systems and controls for weapons, aircraft, turbine engines, and combat vehicles, primarily for aerospace and military applications.

Airframe Systems was formed on October 1, 2008 when we acquired all of the outstanding stock of Techni-Core, Inc. (“Techni-Core”) and all of the outstanding stock of MPC Products Corporation not owned by Techni-Core (“MPC Products” and, together with Techni-Core, “MPC”) for approximately $370,435.

MPC is an industry leader in the manufacture of high-performance electromechanical motion control systems, primarily for aerospace applications. MPC’s main product lines include high performance electric motors and sensors, analog and digital control electronics, rotary and linear actuation systems, and flight deck and fly-by-wire systems for commercial and military aerospace programs. Through an improved focus on aerospace energy control solutions, MPC complements Woodward’s energy and motion control technologies and is expected to enhance Woodward’s system offerings. MPC formed the basis of the fourth Woodward business segment, Airframe Systems.

On April 3, 2009, we acquired all of the outstanding capital stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business (collectively “HRT”) for approximately $380,749.

HRT is an industry leader in the advanced technology, engineering development, and manufacturing of mission-critical actuation systems and controls for weapons, aircraft, turbine engines, and combat vehicles. It is recognized for hydraulic and electric primary flight control actuation products, including electro-mechanical actuation systems for unmanned combat air vehicles and weapons, such as the Joint Direct Attack Munitions (JDAM) and the AIM-9X Sidewinder; hydraulic and electric flight controls for fixed and rotor wing aircraft; servovalves for global aerospace; turret controls and stabilization systems for the U.S. M1 Abrams Main Battle Tank and other armored vehicles worldwide; and fuel and pneumatics valves for aircraft and helicopters.

HR Textron Inc. became a wholly owned subsidiary of Woodward following the completion of the acquisition, and was renamed Woodward HRT, Inc. HRT is expected to complement the MPC business and is being integrated into Woodward’s Airframe Systems business segment. Additional information about HRT and the acquisition is included in Note 3 to the Condensed Consolidated Financial Statements, “Business acquisitions” in “Item 1 — Financial Statements.”

•	Electrical Power Systems develops and manufactures systems and components that provide power sensing and energy control systems that improve the security, quality, reliability and availability of electrical power networks for industrial markets, which include the power generation, power distribution and power conversion industries.

•	Engine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the industrial engine and steam turbine markets, which include the power generation, transportation, and process industries.

We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.

This discussion should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2008, and the Condensed Consolidated Financial Statements and Notes included in this report. Dollar amounts contained in this discussion and elsewhere in this Quarterly Report on Form 10-Q are in thousands, except per share amounts.

Financial information for the acquired MPC and HRT businesses are reflected in our financial statements from each acquisition date, October 1, 2008 and April 3, 2009. As a result of these acquisitions, a comparison of results for the three and nine months ended June 30, 2009 to the three and nine months ended June 30, 2008 may not be particularly meaningful. References to “organic” sales or earnings refer to financial information of Woodward businesses excluding the businesses acquired in the MPC and HRT acquisitions that are being integrated into the Airframe Systems business segment.

Quarterly Highlights

Net sales for the third quarter were $386,193, including net sales of $106,873 related to Airframe Systems, an increase of 17.1% from $329,847 for the third quarter of the prior year. Without the effects of Foreign exchange rates, net sales for the quarter would have been 3% higher.

Net earnings for the third quarter of 2009 were $24,997, or $0.36 per share, compared to $32,414, or $0.47 per share, for the three months ended June 30, 2008. Net earnings for the quarter included the special items set forth in the table below. Foreign exchange rates had a negative impact on earnings in the quarter of approximately $0.02 per share.

Items that (increased) decreased net earnings in 2009:

	Three Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2009
		Per Share		Per Share

Purchase accounting — inventory basis step-up	$12,500		$12,500
Less: income tax impact	(4,500)		(4,500)

After income tax impact	$8,000	$0.12	$8,000	$0.12

Workforce management and other charges	$—		$16,605
Less: income tax impact	—		(6,310)

After income tax impact	$—	$—	$10,295	$0.16

Favorable resolution of prior year tax issues	$(4,992)	$(0.07)	$(4,992)	$(0.07)

The results for the quarter ended June 30, 2009 reflect our continued focus on generating cash from both operations and working capital, which allowed us to reduce debt after the MPC and HRT acquisitions. Net cash provided by operating activities for the quarter was $63,332 compared to $56,160 for the prior year quarter. During the quarter ended June 30, 2009, we acquired HRT and, in connection with the acquisition, added $220,000 of long-term debt and $105,000 of short-term borrowings under our revolving credit facility. Cash flows from operating activities allowed us to pay down approximately $64,000 of debt during the quarter.

Both the MPC and HRT businesses are performing in line with our operational expectations and we believe that we have begun to realize some of the identified synergies.

Year to Date Highlights

Net sales for the nine months ended June 30, 2009 were $1,065,598, an increase of 17.4% over $907,663 for the same period of the prior year. Foreign exchange rates had a negative impact on net sales of approximately 3%.

Year to date net earnings were $70,535, or $1.02 per share, which included the special items noted in the above table, compared to $87,453, or $1.26 per share, in the same period last year. Foreign exchange rates had a negative impact on 2009 year to date earnings per share of approximately $0.09.

We implemented a number of projects aimed at improving our earnings through cost reduction and efficiency enhancements. Savings from these initiatives are expected to primarily impact manufacturing overhead expenses and selling, general, and administrative expenses.

Cash flows from operating activities for the nine months ended June 30, 2009 was $115,158 compared to $85,351 for the same period last year.

At June 30, 2009, our total assets were $1,757,888, including $67,556 in cash and cash equivalents, and our total debt was $692,904. As of June 30, 2009, we had liquidity available under our revolving credit facility of approximately $180,000. We believe liquidity and cash generation will be critical to funding our ongoing operating needs. We also believe that the restructuring and other cost reduction actions we have implemented will generate improved cash flow from operations and that this level of cash generation, together with our existing current assets and available borrowing capacity, will adequately support our operations and the strategic initiatives we have identified.

Results of Operations

Net Sales

The following table presents the breakdown of consolidated net sales by segment:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009		2008		2009		2008
		% of Net		% of Net		% of Net		% of Net
		External		External		External		External
Segment net sales		Sales		Sales		Sales		Sales

Turbine Systems	$148,188	38%	$153,684	47%	$450,745	42%	$431,931	48%
Airframe Systems	107,676	28	—	—	211,604	20	—	—
Electrical Power Systems	69,065	18	77,181	23	189,428	18	199,546	22
Engine Systems	83,979	22	130,917	40	290,678	27	370,779	41

Total segment net sales	408,908	106	361,782	110	1,142,445	107	1,002,256	111

Less intersegment net sales
Turbine Systems	(3,114)	(1)	(5,062)	(2)	(11,123)	(1)	(13,229)	(1)
Airframe Systems	(803)	—	—	—	(2,162)	—	—	—
Electrical Power Systems	(11,745)	(3)	(17,178)	(5)	(38,970)	(4)	(49,585)	(6)
Engine Systems	(7,053)	(2)	(9,695)	(3)	(24,592)	(2)	(31,779)	(4)

Consolidated net sales	$386,193	100%	$329,847	100%	$1,065,598	100%	$907,663	100%

Consolidated net sales for the three and nine months ended June 30, 2009 increased 17.1% and 17.4% compared to the same periods in fiscal 2008. Total organic sales were down 15.3% (approximately 11% excluding the effects of foreign exchange rates), largely reflecting the economic impact of decreased net sales in our Engine Systems business segment. Total organic net sales for the nine months ended June 30, 2009 were down 5.7% (approximately 2% excluding the effects of foreign exchange) compared to the same period last year. We expect our end markets to be mixed, with a slight overall decline in 2010.

Turbine Systems’ segment net sales (including intersegment sales) decreased 3.6% in the three months ended June 30, 2009 and increased 4.4% in the nine months ended June 30, 2009 compared to the same periods a year ago. Net sales for the quarter reflected slowing deliveries of new aerospace equipment and aftermarket sales, partially offset by continued strength in industrial offerings this quarter. The year to date net sales increase was driven by higher demand for industrial gas turbine products partially offset by a decline in the business jet portion of the market. Year to date, our aftermarket business has been flat compared to the same period last year. Aircraft containing Woodward product has grown, increasing our installed base. In addition, there was a favorable mix of aircraft still in service, offset by the negative impact of revenue passenger miles and cargo service in 2009 compared to 2008 and airline withdrawals of some older aircraft from service.

Airframe Systems’ segment net sales (including intersegment sales) were $107,676 and $211,604 for the three and nine month periods ended June 30, 2009. On April 3, 2009, we acquired HRT and have been integrating this business into our Airframe Systems business segment. Our defense business remains stable, and commercial airframe sales are showing weakness.

Electrical Power Systems’ segment net sales (including intersegment sales) decreased 10.5% and 5.1% in the three and nine month periods ended June 30, 2009, compared to the same periods a year ago. Foreign exchange rates had a negative impact of approximately 10% on segment net sales for both the three and nine month periods ended June 30, 2009. Excluding the effects of foreign exchange rates, net segment sales are essentially flat for the quarter. Year to date, excluding the effects of foreign exchange rates, segment sales were up approximately 5% largely driven by increased wind turbine converter sales. This increase was partially offset by declines in other products for the power generation and distribution markets.

Engine Systems’ segment net sales (including intersegment sales) decreased 35.9% and 21.6% for the three and nine months ended June 30, 2009 compared to the same periods a year ago. The lower sales levels were attributable to broad declines across the transportation and power generation markets. Foreign exchange rates had a negative impact on segment net sales of approximately $3,054 (2.3%) and $9,474 (2.6%) for the three and nine months ended June 30, 2009.

Costs and Expenses

The following table presents costs and expenses:

	Three Months Ended June 30,				Nine Months Ended June 30,
		% of Net		% of Net		% of Net		% of Net
		External		External		External		External
	2009	Sales	2008	Sales	2009	Sales	2008	Sales

Consolidated net external sales	$386,193	100.0%	$329,847	100.0%	$1,065,598	100.0%	$907,663	100.0%

Cost of goods sold	$287,094	74.3%	$231,955	70.3%	$766,919	72.0%	$633,162	69.7%
Selling, general, and administrative expenses	33,182	8.6	28,434	8.6	94,735	8.9	86,081	9.5
Research and development costs	20,676	5.4	18,994	5.8	58,556	5.5	53,401	5.9
Amortization of intangible assets	8,286	2.1	1,654	0.5	18,169	1.7	5,259	0.6
Restructuring and other charges	—	—	—	—	15,159	1.4	—	—
Interest expense	10,886	2.8	1,027	0.3	24,130	2.3	2,969	0.3
Interest income	(19)	—	(470)	(0.1)	(902)	(0.1)	(1,470)	(0.2)
Other, net	(605)	(0.2)	(843)	(0.3)	(787)	(0.1)	(2,971)	(0.3)

Consolidated costs and expenses	$359,500	93.1%	$280,751	85.1%	$975,979	91.6%	$776,431	85.5%

Cost of goods sold for the three and nine months ended June 30, 2009 increased to 74.3% and 72.0% from 70.3% and 69.7% in the same periods last year. Correspondingly, gross margins (as measured by net sales less cost of goods sold) decreased to 25.7% and 28.0% for the three and nine months ended June 30, 2009, compared to 29.7% and 30.3% for the same periods last year. The decrease in gross profit margin was attributable to the $12,500 charge related to purchase accounting for HRT, decreases in sales volume and the addition of the MPC and HRT businesses, which generally have lower gross margins than our other businesses.

Selling, general, and administrative expenses as a percent of sales were 8.6% and 8.9% for the three and nine months ended June 30, 2009 as compared to 8.6% and 9.5% for the same periods last year. Selling, general, and administrative expenses for the three and nine months ended June 30, 2009 increased 16.7% and 10.1% compared with the same period in the prior year, primarily due to the addition of the related expenses of the MPC and HRT business activity, offset by reductions in variable compensation accruals and the favorable effects of foreign exchange rates. Accruals of variable compensation are affected by projections of company-wide performance-based factors for the entire fiscal year.

Research and development costs as a percent of sales were 5.4% and 5.5% for the three and nine month periods in fiscal 2009 as compared to 5.8% and 5.9% in fiscal 2008. Research and development costs increased

8.9% and 9.7% for the three and nine months ended June 30, 2009 compared to the same periods in fiscal 2008. The change reflects research and development added as a result of the acquisitions of MPC, MotoTron and HRT, offset by lower levels of development activity during the quarter for our other business segments. We continue to invest in next-generation technologies and products in all of our businesses. While the pace of research is expected to be tempered, our current level of spending is consistent with our expectations and longer-term requirements, although some quarterly variability is expected to continue.

We believe that the result of our investments within Turbine Systems contributed to the selection of our integrated fuel system by GE Aviation for its GEnx turbofan engine, powering the Boeing 787 Dreamliner and Boeing 747-8 airliner, and our fuel and combustion components for the Pratt & Whitney F135 and GE Rolls-Royce F136 engines, powering the Lockheed-Martin Joint Strike Fighter. We have expanded our collaboration with key customers by signing joint technology demonstration or production contracts with GE Aviation and Pratt & Whitney for their next generation of commercial aircraft engines and with GE Energy and Pratt & Whitney Power Systems for their next generation of industrial gas turbine applications.

Airframe Systems is developing highly integrated and advanced cockpit control and actuation systems and components for motion control and sensing in the weapons, aerospace and defense markets. The aerospace industry continues to move toward more electric (“fly-by-wire”), lighter weight aircraft, while demanding increased reliability and redundancy. Airframe Systems invests in development programs to address the anticipated requirements of the industry and our customers. Airframe Systems is investing in development programs which include: integrated electromechanical sensor and actuation solutions to support the more electric aircraft effort, technology to use composites for weight reductions in large hydraulic actuation systems, and technologies to provide fault tolerant capabilities for component, sensor and actuation systems. In addition, Airframe Systems is developing an expanded family of cockpit control products (including throttle and rudder controls) for both conventional and fly-by-wire technology.

Electrical Power Systems continues to develop grid connected inverter platforms that enable large scale wind turbine power integration.

Electrical Power Systems is also developing electrical protection and metering devices that would provide safer and more reliable electrical power distribution to commercial and industrial users and utilities in a networked environment. The new power distribution platform is expected to be IEC 61850 enabled and a key component for smart grid implementation. We continue to develop products for distributed energy resource integration based on our latest power generation controls platform. A recent derivative of our power generation platform focuses on combined heat and power application, which is intended to increase overall efficiency.

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

Amortization of intangible assets as a percent of sales was 2.1% and 1.7% for the three and nine months ended June 30, 2009 as compared to 0.5% and 0.6% for the same periods last year reflecting higher levels of amortization expense related to $302,771 of intangible assets acquired with MPC and MotoTron in October 2008 and HRT in April 2009.

Restructuring and Other Charges resulted from a number of projects we have been implementing aimed at improving our margins through cost reduction and efficiency enhancements. The savings were primarily related to indirect expenses, selling, general, and administrative expenses and facility rationalization.

We recognized non-acquisition related restructuring and other charges totaling $15,159 during the three months ended March 31, 2009. No additional restructuring charges were recorded in the three months ended June 30, 2009. No restructuring costs were incurred in the three or nine month periods ended June 30, 2008. The main components of the charges included $14,254 of workforce management related costs associated with voluntary early retirements and involuntary separations impacting approximately 450 employees, in connection with a strategic realignment of global workforce capacity. Charges totaling $905 were accrued for an impairment loss related to the sale of a building that was vacated. Included elsewhere in the Condensed Consolidated Financial Statements is an additional $1,446 of special charges, for a total impact of $16,605.

Interest expense as a percent of sales was 2.8% and 2.3% for the three and nine months ended June 30, 2009 as compared to 0.3% for both periods last year reflecting $400,000 of long-term debt issued in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron and $220,000 of long-term debt issued in April 2009 and $105,000 of borrowings from the revolving credit facility incurred in April 2009, which was used primarily to finance the HRT acquisition.

Earnings

The following table presents earnings by segment:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Turbine Systems	$30,840	$29,330	$94,774	$87,509
Airframe Systems	(5,990)	—	(956)	—
Electrical Power Systems	12,501	10,778	30,804	27,518
Engine Systems	6,335	16,982	25,748	42,048

Total segment earnings	43,686	57,090	150,370	157,075
Nonsegment expenses and eliminations	(6,126)	(7,437)	(37,523)	(24,344)
Interest expense, net	(10,867)	(557)	(23,228)	(1,499)

Consolidated earnings before income taxes	26,693	49,096	89,619	131,232
Income tax expense	(1,696)	(16,682)	(19,084)	(43,779)

Consolidated net earnings	$24,997	$32,414	$70,535	$87,453

The following table presents earnings by segment as a percent of segment net sales, including intersegment sales:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Turbine Systems	20.8%	19.1%	21.0%	20.3%
Airframe Systems	(5.6)	—	(0.5)	—
Electrical Power Systems	18.1	14.0	16.3	13.8
Engine Systems	7.5	13.0	8.9	11.3

Organic net earnings decreased approximately 22.6% excluding the effects of foreign exchange rates for the three months ended June 30, 2009 as compared to the same period last year. Organic net earnings decreased approximately 12.4% excluding the effects of foreign exchange rates for the nine months ended June 30, 2009 as compared to the same period last year.

Turbine Systems’ segment earnings increased 5.1% and 8.3% in the three and nine months ended June 30, 2009, as compared to the same periods last year due to the following:

	Three Month	Nine Month
	Period	Period

At June 30, 2008	$29,330	$87,509
Sales volume changes	(1,244)	7,296
Selling price changes	2,324	4,640
Sales mix	(1,514)	(8,266)
Changes in variable compensation	3,008	8,936
Cost inflation	(1,000)	(3,930)
Foreign currency	(859)	(1,396)
Savings related to workforce management	1,946	1,946
Other, net	(1,151)	(1,961)

At June 30, 2009	$30,840	$94,774

Turbine Systems’ segment earnings for the three months ended June 30, 2009 reflect cost management actions taken on lower sales.

For the nine months ended June 30, 2009, Turbine Systems’ segment earnings improved from the same period a year ago as a result of the selling price and cost and expense management actions mentioned above, and from increased sales volume, driven by higher demand for industrial gas turbine products, partially offset by a decline in demand in the business jet portion of the market. Accruals of variable compensation are affected by projections of company-wide performance-based factors for the entire fiscal year. We continued to make significant investments in research and development activity, while implementing targeted cost reductions among these activities.

Airframe Systems’ segment loss was $5,990 and $956 for the three and nine month periods ended June 30, 2009. The segment loss for the quarter reflects $12,500 in charges to cost of goods sold related to the purchase accounting step-up in inventory values associated with the HRT acquisition and $6,640 in amortization of intangibles related to the MPC and HRT acquisitions, all of which are non-cash charges. Non-cash intangible amortization in the nine month period ended June 30, 2009 totaled $13,253 related to the recent MPC and HRT acquisitions. Our Airframe Systems integration is expected to contribute to improved profitability, broader control system content, and better aftermarket presence and support. Airframe Systems has begun to realize anticipated cost savings, and further cost and marketing synergies are expected in coming quarters. Operational integration of MPC and HRT is proceeding consistent with our expectations.

Electrical Power Systems’ segment earnings increased 16.0% and 11.9% in the three and nine month periods ended June 30, 2009 as compared to the same periods last year due to the following:

	Three Month	Nine Month
	Period	Period

At June 30, 2008	$10,778	$27,518
Sales volume changes	1,020	5,919
Sales mix	184	1,840
Changes in variable compensation	592	2,111
Increased labor costs	—	(2,834)
Foreign currency	(1,345)	(3,601)
Savings related to workforce management	588	588
Other, net	684	(737)

At June 30, 2009	$12,501	$30,804

Wind inverter sales continued to show growth, excluding the effects of foreign exchange rates, but this growth was partially offset by declines in sales of products related to power generation and distribution. Segment earnings were favorably affected by product mix and previously taken actions to manage costs, partially offset by $1,345 and $3,601 of unfavorable effects of foreign exchange rates during the three and nine month periods ended June 30, 2009.

Engine Systems’ segment earnings decreased 62.7% and 38.8% in the three and nine month periods ended June 30, 2009 as compared to the same periods last year due to the following:

	Three Month	Nine Month
	Period	Period

At June 30, 2008	$16,982	$42,048
Sales volume changes	(19,743)	(32,767)
Selling price changes	—	1,147
Sales mix	978	(162)
Changes in variable compensation	2,089	6,665
Foreign currency	66	(1,429)
Decreased infrastructure and overhead related expenses	—	2,933
Decrease in freight and duty	2,100	3,267
Savings related to workforce management	2,600	2,600
Other, net	1,263	1,446

At June 30, 2009	$6,335	$25,748

The decline in Engine Systems segment earnings was significantly affected by the decrease in sales volumes, partially offset by our cost reduction actions and reductions in freight costs.

Nonsegment expenses for the three months ended June 30, 2009 were $6,126 or 1.6% of net sales, down from $7,437 or 2.3% of net sales last year. Nonsegment expenses for the nine months ended June 30, 2009 were $37,523 compared to $24,344 for the same period last year. Excluding the effect of the $16,605 restructuring and special charges recorded in the second quarter, nonsegment expenses decreased to $20,918 on a year to date basis, or 2.0% of current year net sales, compared to 2.7% of net sales in fiscal 2008.

Income taxes were provided at an effective rate on earnings before income taxes of 6.4% and 21.3% for the three and nine month periods ended June 30, 2009 compared to 34.0% and 33.4% for the same periods last year. The change in the effective tax rate (as a percent of earnings before income taxes) was attributable to the following:

	Three Month	Nine Month
	Period	Period

Effective tax rate at June 30, 2008	34.0%	33.4%
Research credit in fiscal 2009 as compared to fiscal 2008	(2.2)	(3.1)
Change in estimate for previous periods and settlements with tax authorities	(22.4)	(8.8)
Foreign earnings mix	(2.0)	0.5
Other changes, net	(1.0)	(0.7)

Effective tax rate at June 30, 2009	6.4%	21.3%

The total amount of the gross liability for worldwide unrecognized tax benefits was $17,142 at June 30, 2009, and $22,576 at September 30, 2008. During the three months ended June 30, 2009, we reached a favorable resolution of an international tax matter, causing our liability for worldwide unrecognized tax benefits to decline by $4,992. At June 30, 2009, the amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, was $12,529. At this time, we estimate that it is reasonably possible that the liability for unrecognized tax benefits will decrease by up to $3,794 in the next twelve months through completion of reviews by various worldwide tax authorities.

We recognize interest and penalties related to unrecognized tax benefits in tax expense. We had accrued interest and penalties of $3,321 and $5,956 as of June 30, 2009 and September 30, 2008.

Our tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. We are subject to U.S. Federal income tax examinations for fiscal years 2006 and forward and U.S. state income tax examinations for fiscal years 2005 and forward.

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

Historically, we have been able to finance the ongoing business, including capital expenditure and product development, with cash flow provided by operating activities. We expect that cash generated from our operating activities will continue to fund our operating needs in the near term. In the event we are unable to generate sufficient cash flows from operating activities, we have a revolving credit facility related to unsecured financing arrangements with a syndicate of U.S. banks totaling $225,000, with an option to increase the amount to $350,000, subject to the lenders’ participation. On April 3, 2009, we borrowed $105,000 under the revolving credit facility to finance a portion of the HRT acquisition, of which $43,000 remained outstanding as of June 30, 2009. In addition, we have various foreign lines of credit tied to net amounts on deposit at certain foreign financial institutions, which are generally reviewed annually for renewal. Historically, we have used borrowings under these foreign lines of credit to finance certain local operations.

The additional debt incurred in connection with the HRT acquisition could make it more difficult for us to meet financial covenants contained in our debt agreements and has limited the amount of additional debt we can incur. At June 30, 2009, we were in compliance with the financial covenants under our existing long-term agreements and revolving credit facility.

We believe liquidity and cash generation are important to fund our ongoing operating needs. We also believe that the restructuring and other cost reduction actions we have been taking will continue to generate cash flow from operations and that this level of cash generation, together with our existing current assets and available borrowings, will adequately support our operations and the strategic initiatives we have identified.

Assets

	June 30,	September 30,
	2009	2008

Turbine Systems	$374,419	$371,275
Airframe Systems	864,769	—
Electrical Power Systems	137,007	133,928
Engine Systems	216,899	242,350

Total segment assets	1,593,094	747,553
Nonsegment assets	164,794	179,464

Consolidated total assets	$1,757,888	$927,017

Turbine Systems’ segment assets increased $3,144 during the nine months ended June 30, 2009, reflecting higher inventories and accounts receivable. Inventories increased during the nine months ended June 30, 2009 due to higher incoming material relative to sales caused by supplier lead times. In an effort to decrease inventories, we have taken steps to more accurately align future purchases of inventories with current sales demand and, as a result, inventories have decreased during the last quarter. Customer billings were higher than collections of accounts receivable during the nine months ended June 30, 2009 primarily due to sales growth with customers whose contractual payment terms are longer than our average collection period. Capital expenditures were lower than depreciation during the nine months ended June 30, 2009 due to a focus on optimizing the use of existing fixed assets to meet business needs rather than acquiring new assets.

Airframe Systems’ segment assets increased $864,769 from October 1, 2008 to June 30, 2009 due to the formation of the business segment from the recent acquisitions of MPC and HRT during the nine month period. During the nine month period of operations, Airframes Systems segment assets have primarily decreased through lower inventories, intangible assets, and property, plant, and equipment, with accounts receivable remaining relatively stable. The decrease in inventory was primarily due to amortization of purchase price adjustments and supply chain management of material receipts. The decrease in intangible assets is due to amortization expense. The decrease in property, plant, and equipment was due to depreciation expense outpacing capital expenditures.

In connection with the acquisition of HRT, we recorded approximately $50,700 of estimated pension benefit obligations related to a Textron-sponsored defined benefit plan that will be assumed by a Woodward defined benefit plan established for certain HRT employees (the “Woodward HRT Plan”), net of approximately $40,700 of the estimated related pension plan assets to be transferred directly to the trustee of the Woodward HRT Plan by the trustee of the related Textron-sponsored defined benefit plan. The value of the pension plan assets to be transferred will be equal to the present value of the accumulated benefit obligation as of the April 3, 2009, the date of the HRT acquisition, based upon certain actuarial assumptions described in the acquisition agreement as adjusted for investment earnings and benefit payments between the date of the acquisition and the actual date of the funds transfer. Also, in connection with the acquisition of HRT, we assumed a retirement healthcare benefit obligation of approximately $2,437. We are in the process of finalizing valuations of the assumed benefit liabilities and related transferred assets.

Electrical Power Systems’ segment assets increased $3,079 during the nine months ended June 30, 2009 primarily due to the purchase of land for the expanded operations in Krakow, Poland and increases in inventory supporting the buildup of global converter production activity, partially offset by reduced accounts receivable as a result of lower quarterly sales.

Engine Systems’ segment assets decreased by $25,451 during the nine months ended June 30, 2009 due to lower levels of inventory and accounts receivable balances resulting from year over year decreases in sales. Capital expenditures were lower than depreciation during the nine months ended June 30, 2009.

Nonsegment assets decreased $14,670 during the nine months ended June 30, 2009 primarily because of decreases in cash and cash equivalents, partially offset by increases in deferred taxes and debt issuance costs. The debt issuance costs are related to the approximately $400,000 of long-term debt issued in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with those acquisitions, and $220,000 of long-term debt issued in April 2009, which was used primarily to finance the acquisition of HRT. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.

Other Balance Sheet Measures

	June 30,	September 30,
	2009	2008

Working capital	$416,683	$369,211
Long-term debt, less current portion	606,978	33,337
Other liabilities	80,678	67,695
Stockholders’ equity	690,079	629,628

Working capital (current assets less current liabilities) increased to $416,683 at June 30, 2009 from $369,211 at September 30, 2008, primarily as a result of the working capital added through the acquisitions of MPC, MotoTron, and HRT.

Long-term debt, less current portion increased in the nine months ended June 30, 2009, as a result of the issuance of $400,000 of long-term debt in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with those acquisitions, and $220,000 of long-term debt issued in April 2009 which was used primarily to finance the acquisition of HRT. See additional discussion in Note 10 to the Condensed Consolidated Financial Statements, “Long-term debt and line of credit facilities,” in “Item 1 — Financial Statements.”

We have a $225,000 revolving credit facility, with an option to increase the amount to $350,000, subject to the lenders’ participation. In addition, we have additional short-term borrowing capabilities under various foreign lines of credit tied to net amounts on deposit at certain foreign financial institutions, which are generally reviewed annually for renewal. Borrowings under our revolving credit facility were $43,000 and $0 as of June 30, 2009 and September 30, 2008. Aggregate borrowings under our foreign lines of credit were $0 and $4,031 as of June 30, 2009 and September 30, 2008.

The debt agreements contain customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements.

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

The 2009 Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on our ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell our assets, merge or consolidate with other persons, make certain investments, make certain restricted payments, and enter into material transactions with affiliates. The 2009 Term Loan Credit Agreement contains financial covenants requiring that (a) our ratio of consolidated net debt to consolidated EBITDA not exceed 3.5 to 1.0 and (b) we have a minimum consolidated net worth of $510,000 plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The 2009 Term Loan Credit Agreement also contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.

Our obligations under the 2009 Term Loan Credit Agreement are guaranteed by Woodward FST, Inc., MPC Products, and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

On April 3, 2009, we entered into a Note Purchase Agreement (the “2009 Note Purchase Agreement”) relating to the sale by us of an aggregate principal amount of $100,000 of senior unsecured notes comprised of (a) $57,000 aggregate principal amount of Series E Senior Notes due April 3, 2016 (the “Series E Notes”) and (b) $43,000 aggregate principal amount of Series F Senior Notes due April 3, 2019 (the “Series F Notes” and together with the Series E Notes, the “2009 Notes”) in a private placement transaction consummated on April 3, 2009.

The 2009 Notes issued in the private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Holders of the 2009 Notes do not have any registration rights.

The Series E Notes have a maturity date of April 3, 2016 and bear interest at a rate of 7.81% per annum. The Series F Notes have a maturity date of April 3, 2019 and bear interest at a rate of 8.24% per annum. Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until the principal is paid. Interest payments commence on October 15, 2009.

Our obligations under the 2009 Note Purchase Agreement and the 2009 Notes rank equal in right of payment with all of our other unsecured unsubordinated debt, including outstanding debt under our existing term loan facilities, existing revolving credit facility and existing note purchase agreements.

The 2009 Note Purchase Agreement contains customary restrictive covenants, including, among other things, covenants that place limits on our ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell our assets, merge or consolidate with other persons, and enter into material transactions with affiliates. The 2009 Note Purchase Agreement also contains customary events of default, including certain cross default provisions related to our other outstanding debt arrangements in excess of $30,000, the occurrence of which would permit the holders of the 2009 Notes to accelerate the amounts due.

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

We are permitted at any time, at our option, to prepay all, or from time to time prepay any part of, the then outstanding principal amount of any series of the 2009 Notes at 100% of the principal amount of the series of 2009 Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable make-whole amount. The make-whole amount is computed by discounting the remaining scheduled payments of interest and principal of the 2009 Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. treasury securities having a maturity equal to the remaining average life of the 2009 Notes being prepaid.

Our obligation under the 2009 Note Purchase Agreement and the 2009 Notes are guaranteed by Woodward FST, Inc., MPC Products and Woodward HRT, Inc., each of which is a wholly-owned subsidiary of Woodward.

The acquisition of HRT was financed with available cash, borrowings of $105,000 under our existing revolving credit facility, and the proceeds from the 2009 Term Loan Credit Agreement and the issuance of the 2009 Notes.

Commitments and contingencies at June 30, 2009, include various matters arising from the normal course of business. We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

In addition, MPC Products, one of our recently acquired subsidiaries, is subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005. MPC Products’ government contract pricing practices after June 2005 are not the subject of the investigation, nor is MPC Products’ product quality. Prior to our acquisition of MPC Products, MPC Products implemented changes to address the accounting issues raised in the government investigation. MPC Products’ current accounting system has been in place for over four years and is approved by the Defense Contract Audit Agency. MPC Products and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals from the DOJ. The process of finalizing and obtaining the necessary approvals with the DOJ has taken longer than anticipated. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC Products. There can be no assurance as to the resolution of any of these matters.

On July 8, 2009, MPC Products received a notice of suspension from the DOD stating that MPC Products has been temporarily suspended from participating in new federal procurements and grants, effective July 8, 2009. The temporary suspension applies only to MPC Products. Woodward and its other affiliate entities, including HRT, are not suspended from government contracting activities and remain eligible to participate in federal procurement and grant programs. While the temporary suspension remains in place, the federal government will not solicit MPC Products for new contracts and will not award MPC Products new contracts or contract modifications that add work to or extend the duration of existing contracts, unless a compelling need determination is issued by the applicable agency. In addition, certain government contractors must provide written notice before awarding to MPC Products subcontracts exceeding $30 in value, unless a particular agency directs otherwise. Government contractors are not prohibited from awarding subcontracts to MPC Products under $30 in value unless a particular agency directs otherwise. MPC Products may continue to perform existing work under prime contracts in existence as of the date of this suspension, unless a particular agency directs otherwise. MPC Products has been operating under government contracts since the DOJ investigation commenced in 2005, and has been discussing a resolution to all of these issues with the DOD for over a year while awaiting final approval of a settlement with the DOJ. MPC Products has not received any notice that the suspension arises out of any activities other than activities related to MPC Products’ government contract pricing practices prior to June 2005. We do not believe the timing of the DOD’s notice of suspension is related to any concerns of misconduct other than MPC Products’ government contract pricing practices prior to June 2005, and MPC Products continues to work with the DOD to remove the suspension as soon as possible. We believe this effort will be successful, but cannot predict how long it will take and there can be no assurance as to its resolution.

We have taken the issues raised in the DOJ investigation and DOD suspension very seriously. In addition to the changes described above that were implemented by MPC Products prior to the acquisition, we have made significant progress since the acquisition in the implementation and integration of our policies and system of internal controls at MPC Products.

The purchase price paid by us in connection with the acquisition of MPC was reduced by $25,000, which represents the amount agreed to in principle by MPC Products with the U.S. Attorney. Any resulting fines beyond this amount or other sanctions, ongoing suspensions or debarment could have a material adverse effect on Woodward.

There are also other individual matters that we believe the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible that there could be additional losses that have not been accrued, we currently believe the possible additional loss in the event of an unfavorable resolution of every matter is less than $10,000 in the aggregate, excluding the DOJ and DOD matters.

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

Stockholders’ equity increased in the three and nine month periods ended June 30, 2009. Increases due to net earnings and sales of treasury stock during the periods were partially offset by cash dividend payments.

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

As discussed in Note 10 “Long-term debt and line of credit facilities” to the Condensed Consolidated Financial Statements in “Item 1 — Financial Statements,” an aggregate $220,000 of additional long-term debt was issued on April 3, 2009 primarily to finance the HRT acquisition. Scheduled future principal payments on the $220,000 of long-term debt issued on April 3, 2009, and associated interest expense, are as follows:

Year Ending September 30,	Principal	Interest

2009	$6,000	$6,047
2010	27,000	11,688
2011	36,000	10,580
2012	51,000	8,825
2013	—	7,995
Thereafter	100,000	30,801

Total	$220,000	$75,936

Cash Flows

Cash flows were as follows:

	Nine Months Ended
	June 30,
	2009	2008

Net cash provided by operating activities	$115,158	$85,351
Net cash used in investing activities	(763,421)	(23,654)
Net cash provided by (used in) financing activities	608,331	(53,925)
Effect of exchange rate on cash and cash equivalents	(2,345)	1,569

Net (decrease) increase in cash and cash equivalents	(42,277)	9,341
Cash and cash equivalents at prior September 30	109,833	71,635

Cash and cash equivalents at June 30	$67,556	$80,976

Net cash flows provided by operating activities increased by $29,807 for the nine month period compared to the same period last year.

We generated $63,332 of cash flow from operations in the third quarter. As credit and the economy tighten, we believe adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe that the restructuring and other cost reduction actions we have taken will continue to generate cash flow from operations. We believe that this level of cash generation, together with our existing current assets and available borrowings, will adequately support our operations and the strategic initiatives we have identified. The impacts of changes in currency rates, while affecting our reported earnings, are not expected to significantly affect our economic results due to strategic investment opportunities outside of the United States.

Net cash flows used in investing activities increased by $739,767 compared to the same period last year, primarily as a result of the acquisitions of MPC and MotoTron during October 2008 and the acquisition of HRT in April 2009.

Capital expenditures decreased by $6,602 during the nine months ended June 30, 2009 to $17,915, compared to $24,517 during the same period last year reflecting deferral of certain capital expenditures to future periods. In 2009, we intend to focus on our strategy to reduce operating costs, continue our expansion in Poland, and support our wind growth through expansions in Colorado and China.

Future capital expenditures are expected to be funded through cash flows from operations, borrowings under our revolving credit facility, and available foreign lines of credit.

Net cash flows from financing activities increased by $662,256 during the nine months ended June 30, 2009 compared to the same period last year, primarily as a result of the issuance of $400,000 of long-term debt in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with these acquisitions, and $220,000 of long-term debt and borrowed $105,000 under our revolving credit facility in April 2009, which was used primarily to finance the HRT acquisition.

As a result of the increases in long-term debt and short-term borrowings, our debt to total capitalization ratio was 50.1% as of June 30, 2009 compared to 7.2% as of September 30, 2008.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2008 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2008, include estimates for inventory valuation, postretirement benefit obligations, reviews for impairment of goodwill, and our provision for income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

Our management discusses the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors at least annually.

Recently adopted accounting policies related to acquisitions

Revenue Recognition — We generally recognize revenue upon shipment or delivery for the sale of products that are not under long-term contracts. Delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risks and rewards of ownership. In countries whose laws provide for retention of some form of title by sellers, enabling recovery of goods in the event of customer default on payment, product delivery is considered to have occurred when the customer has assumed the risks and rewards of ownership of the products.

Revenue from cost-reimbursable type contracts is recognized on the basis of reimbursable contract costs incurred during the period, including applicable fringe, overhead expenses, and general administrative expenses, as permitted by the specific contract. For most cost reimbursable contracts, sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts with large upfront purchases of material, sales are calculated based on the percentage that incurred direct labor costs bear to total estimated direct labor costs. We do not progress bill for any services where the contract has not been completed or where the contract does not have specified milestones, unless specifically permitted by the contract.

Long-Term Development Contracts — Airframe Systems provides development services under long-term development contracts. Development services may be fully-funded or partially-funded by the customer based on the terms of the contract.

Revenues under long-term fully-funded contracts and fixed price contracts are accounted for under the percentage-of-completion method of accounting in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under the percentage-of-completion method, Woodward estimates profit as the difference between the total estimated revenue and the cost of a contract. This estimated profit is recognized over the contract term based on either the costs incurred (under the cost-to-cost method, which is typically used for development effort) or the units delivered (under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances. Revenues under all cost-reimbursement contracts are recorded using the cost-to-cost method. Revenues under fixed-price contracts generally are recorded using the units-of-delivery method; however, when the contracts provide for periodic delivery after a lengthy period of time over which significant costs are incurred or when they require a significant amount of development effort in relation to total contract volume, revenues are recorded using the cost-to-cost method.

Profits from long-term fully-funded development contracts are based on estimates of total contract cost and revenue utilizing current contract specifications, expected engineering requirements and the achievement of contract milestones, including product deliveries. Certain contracts are awarded with price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. Contract costs typically are incurred over a period of several years, and the estimation of these costs requires substantial judgment. We review and revise these estimates periodically throughout the contract term. Revisions to contract profits are recorded when the revisions to estimated revenues or costs are made. Anticipated losses on contracts are recognized in full during the period in which the losses become probable and estimable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Loss provisions are first offset against costs that are included in inventories, with any remaining amount reflected in liabilities. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. As a result, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material adverse effect on our consolidated financial position or results of operations.

Costs related to partially funded contracts are accounted for using the guidance provided in Emerging Issues Task Force (“EITF”) Issue 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” (“EITF 99-5”). EITF 99-5 addresses whether design and development costs related to long-term supply arrangements should be expensed or capitalized. Airframe Systems also produces goods to customers’ specifications. All pre-production costs to design, develop, and test prototypes, in excess of a buyer’s funding, are expensed as incurred. In the event costs are equal to or less than a buyer’s funding levels, the costs are capitalized. Costs incurred to produce deliverable hardware are inventoried. On customer programs where such costs exceed market value, inventory is written down to reflect market value. In addition, losses are recorded for outstanding purchase orders for materials procured specifically for such programs. Revenue and capitalized costs are recognized in earnings as milestones are achieved.

Certain of Airframe Systems’ contracts are with the U.S. government and commercial customers who supply the U.S. government, and are subject to audit and adjustment. For all such contracts, revenues have been recorded based upon those amounts expected to be realized upon final settlement. The Federal Acquisition Regulations provide guidance on the types of costs that will be reimbursed in establishing contract price.

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

Recently adopted and issued but not yet effective accounting standards

Recently adopted accounting standards

SFAS 157: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial assets and liabilities that are measured at fair value. SFAS 157 does not change existing guidance on whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date for SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value.

On October 1, 2008, we adopted the measurement and disclosure impact of SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-3 only with respect to financial assets and liabilities. The adoption did not have a material impact on its Condensed Consolidated Financial Statements. We expect to adopt the nonfinancial assets and liabilities portion of SFAS 157 in the first quarter of fiscal 2010 and are currently evaluating the impact the adoption may have on our Condensed Consolidated Financial Statements.

SFAS 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 became effective for us on October 1, 2008. We have not elected to apply SFAS 159 to any eligible items as of June 30, 2009.

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

FAS 140-4 and FIN 46(R)-8: In December 2008, the FASB issued FSP No. FAS 140-4 and Financial Interpretations No. (“FIN”) 46(R)-8 (FIN 46(R)-8) “, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on October 1, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 had no impact on our Condensed Consolidated Financial Statements.

FSP FAS 107-1 and APB 28-1: On April 9, 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing FSP FAS 107-1, fair values for these assets and liabilities were only disclosed once per year. FSP FAS 107-1 requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We provided these disclosures in Note 19 to our Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”

SFAS 165: In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new standard is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. SFAS 165 became effective for us on April 1, 2009. The adoption of SFAS 165 had no impact on our Condensed Consolidated Financial Statements. In regard to the issuance of these Condensed Consolidated Financial Statements, management evaluated subsequent events through July 22, 2009.

Issued but not yet effective accounting standards

EITF 07-1: In November 2007, the EITF issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1, which will be applied retrospectively, requires expanded disclosures for contractual arrangements with third parties that involve joint operating activities and may require reclassifications to previously issued financial statements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for us). We are currently evaluating the impact EITF 07-1 may have on our Condensed Consolidated Financial Statements.

SFAS 141(R): In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is intended to improve, simplify, and converge internationally the accounting for business combinations. Under SFAS 141(R), an acquiring entity in a business combination must recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date fair values, with limited exceptions. In addition, SFAS 141(R) requires the acquiror to disclose all information that investors and other users need to evaluate and understand the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, we will record and disclose business combinations under the revised standard beginning October 1, 2009.

FSP FAS 141(R)-1: In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141(R)-1”). This FSP amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquiror should apply the provisions of SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”) to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is

]after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, we will adopt FSP SFAS 141(R)-1 prospectively in fiscal year 2010.

SFAS 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51” (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result, SFAS 160 is effective for us in the first quarter of fiscal year 2010. We anticipate that, upon the adoption of SFAS 160, approximately $3,000 will be reclassified within the Condensed Consolidated Balance Sheet from other liabilities to accumulated paid-in capital.

FSP FAS 142-3: In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for us). We are currently assessing the impact that FSP FAS 142-3 may have on our consolidated financial statements.

FSP EITF 03-6-1: In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in stock-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share.” The new FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years (fiscal year 2010 for us). Early application is not permitted. We anticipate that, upon the adoption of FSP EITF 03-6-1, outstanding restricted stock will be included in the denominator of both the basic and fully diluted earnings per share calculations in our Condensed Consolidated Financial Statements.

FSP 132(R)-1: In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). The guidance requires employers to disclose factors that help investors understand a plan’s investment policies and strategies, the nature of each asset category in the plan and the risks associated with the categories, information that helps investors assess the data and valuation methods used to develop fair value measurements for plan assets, particularly for instruments that are not actively trading in open markets, and concentrations of risk in the plan. FSP FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009 (fiscal year 2010 for us). We are currently assessing the impact that FSP FAS 132(R)-1 may have on our Condensed Consolidated Financial Statements.

SFAS 166: In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and removes the exception from applying FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS 166 will be effective for fiscal years beginning after November 15, 2009 (fiscal year 2011 for us). We are currently assessing the impact that SFAS 166 may have on our Condensed Consolidated Financial Statements.

SFAS 167: In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46(R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS 167 will be effective for fiscal years beginning after November 15, 2009 (fiscal year 2011 for us).

We are currently assessing the impact that SFAS 167 may have on our Condensed Consolidated Financial Statements.

SFAS 162 and SFAS 168: In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is technically effective for periods ending after September 15, 2009 (fiscal year 2009 for us). In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 is also effective for periods ending after September 15, 2009 and effectively supersedes SFAS 162; therefore, we do not anticipate that we will ever adopt SFAS 162. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. GAAP for nongovernmental entities, in combination with rules and interpretive releases of the SEC under authority of U.S. federal securities laws for SEC registrants. The Codification organizes and simplifies user access to all authoritative U.S. GAAP literature, and establishes that all authoritative U.S. GAAP in the Codification carries an equal level of authority. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009 (fourth quarter of fiscal year 2009 for us). We do not anticipate that the adoption of SFAS 168 will have any impact on our Condensed Consolidated Financial Statements.

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

Interest rate exposure — A portion of our long and short-term debt is sensitive to changes in interest rates. As of June 30, 2009, our outstanding debt included $266,250 of term loans and $43,000 in advances on our revolving credit facility with interest rates that fluctuate with market rates. A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate loans outstanding on June 30, 2009 would cause our annual interest expense to increase approximately $3,092. Likewise, a hypothetical 0.3% decrease in interest rates that apply to our variable loans outstanding on June 30, 2009, which would reduce the variable LIBOR rate to 0%, would decrease our annual interest expense by approximately $928.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Furthermore, there have been no changes in our internal control over financial reporting, except as discussed below, during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Note 1 to our Condensed Consolidated Financial Statements, on October 1, 2008, we completed the acquisition of MPC and on April 3, 2009, we completed the acquisition of HRT. We considered the results of our pre-acquisition due diligence activities, the continuation by MPC and HRT of their established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities as part of our overall evaluation of disclosure controls and procedures as of June 30, 2009. The objectives of MPC and HRT’s established internal control over financial reporting is consistent, in all material respects, with Woodward objectives. However, we believe the design of MPC and HRT’s established internal control over financial reporting is sufficiently different from Woodward’s overall design to conclude that Woodward’s internal control over financial reporting materially changed during the quarters in which we completed our acquisition of MPC, which was the quarter ended December 31, 2008, and HRT, which was the quarter ended June 30, 2009. We are in the process of completing a more complete review of MPC and HRT’s internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Woodward. As a result of the timing of the acquisition and the changes that are anticipated to be made, we currently intend to exclude MPC and HRT from the September 30, 2009 assessment of Woodward’s internal control over financial reporting, but expect to include MPC and HRT in the September 30, 2010 assessment. MPC accounted for 25.7% of total assets at June 30, 2009. MPC accounted for 11.1% of Woodward’s total net sales and 4.4% of Woodward’s total segment earnings for the quarter ended June 30, 2009. HRT accounted for 23.5% of total assets at June 30, 2009. HRT accounted for 16.6% of Woodward’s total net sales and negative 18.1% of Woodward’s total segment earnings for the quarter ended June 30, 2009.

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

In addition, MPC Products, one of our recently acquired subsidiaries, is subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005. MPC Products government contract pricing practices after June 2005 are not the subject of the investigation, nor is MPC Products’ product quality. Prior to our acquisition of MPC Products, MPC Products implemented changes to address the accounting issues raised in the government investigation. MPC Products’ current accounting system has been in place for over four years and is approved by the Defense Contract Audit Agency. MPC Products and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals from the DOJ. The process of finalizing and obtaining the necessary approvals with the DOJ has taken longer than anticipated. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC Products. There can be no assurance as to the resolution of any of these matters.

On July 8, 2009, MPC Products received a notice of suspension from the DOD stating that MPC Products has been temporarily suspended from participating in new federal procurements and grants, effective July 8, 2009. The temporary suspension applies only to MPC Products. Woodward and its other affiliate entities, including HRT, are not suspended from government contracting activities and remain eligible to participate in federal procurement and grant programs. While the temporary suspension remains in place, the federal government will not solicit MPC Products for new contracts and will not award MPC Products new contracts or contract modifications that add work to or extend the duration of existing contracts, unless a compelling need determination is issued by the applicable agency. In addition, certain government contractors must provide written notice before awarding to MPC Products subcontracts exceeding $30 in value, unless a particular agency directs otherwise. Government contractors are not prohibited from awarding subcontracts to MPC Products under $30 in value, unless a particular agency directs otherwise. MPC Products may continue to perform existing work under prime contracts in existence as of the date of this suspension, unless a particular agency directs otherwise. MPC Products has been operating under government contracts since the DOJ investigation commenced in 2005, and has been discussing a resolution to all of these issues with the DOD for over a year while awaiting final approval of a settlement with the DOJ. MPC Products has not received any notice that the suspension arises out of any activities other than activities related to MPC Products’ government contract pricing practices prior to June 2005. We do not believe the timing of the DOD’s notice of suspension is related to any concerns of misconduct other than MPC Products’ government contract pricing practices prior to June 2005, and MPC Products continues to work with the DOD to remove the suspension as soon as possible. We believe this effort will be successful, but cannot predict how long it will take and there can be no assurance as to its resolution.

We have taken the issues raised in the DOJ investigation and DOD suspension very seriously. In addition to the changes described above that were implemented by MPC Products prior to the acquisition, we have made significant progress since the acquisition in the implementation and integration of our policies and system of internal controls at MPC Products.

The purchase price we paid in connection with the acquisition of MPC was reduced by $25,000, which represents the amount agreed to in principle by MPC Products with the U.S. Attorney. Any resulting fines beyond this amount or other sanctions, ongoing suspensions or debarment could have a material adverse effect on Woodward.

There are also other individual matters that management believes the likelihood of a loss when ultimately resolved is less than likely but more than remote, which were not accrued. While it is possible there could be additional losses that have not been accrued, management currently believes the possible additional loss in the event of an unfavorable resolution of every matter is less than $10,000 in the aggregate, excluding the DOJ and DOD matters. We currently do not have any significant administrative or judicial proceedings arising under any Federal, state, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.

Item 1A.	Risk Factors

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized below and in “Item 1A. Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2008, when making investment decisions regarding our securities. The risk factors that were disclosed in our Form 10-K have not materially changed since the date our Form 10-K was filed, except as previously disclosed in Part II, Item 1A of our Form 10-Q for the period ended March 31, 2009 or as otherwise set forth below.

Company Risks

Fines, sanctions, suspensions or debarment resulting from the investigation by the DOJ regarding MPC Products’ government contract pricing practices could have a material adverse effect on Woodward.

MPC Products, one of our recently acquired subsidiaries, is subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005. MPC Products and the U.S. Attorney for the Northern District of Illinois have reached a settlement in principle and are in the process of finalizing and obtaining approvals from the DOJ. Final disposition will be subject to acceptance and approval by the U.S. District Court. It is anticipated that any settlement of the matter would involve the payment of monetary fines and other amounts by MPC Products. In addition, in connection with the investigation, MPC Products received a notice of suspension from the DOD stating that MPC Products has been temporarily suspended from participating in new federal procurements and grants, effective July 8, 2009. Additional collateral administrative consequences of the MPC Products settlement agreement could include ongoing suspension or debarment of MPC Products from future federal procurement. MPC Products continues to work with the DOD in an effort to resolve these administrative matters and remove the suspension. There can be no assurance as to the resolution of these matters. If MPC Products is unable to remove the suspension or the suspension continues for a prolonged period, or if MPC Products becomes subject to debarment, MPC Products ability to transact business with the U.S. government would be disrupted and our growth prospects could be limited. In addition, the purchase price for MPC was reduced to reflect the $25,000 that has been agreed to in principle by MPC Products with the U.S. Attorney. Accordingly, any fines beyond this amount or other sanctions, ongoing suspensions or debarment, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Sales of common stock issued from treasury to one of our directors during the third quarter of fiscal 2009 consisted of the following:

	Total Shares	Consideration
	Sold	Received
(In thousands)

April 1, 2009 through April 30, 2009	481	$9
May 1, 2009 through May 31, 2009	—	—
June 1, 2009 through June 30, 2009	—	—

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(b) Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares
	Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans or	Purchased under the
	Purchased	Per Share	Programs	Plans or Programs(1)
				(In thousands)

April 1, 2009 through April 30, 2009	—	$—	—	$168,075
May 1, 2009 through May 31, 2009	—	—	—	168,075
June 1, 2009 through June 30, 2009(2)	1,208	19.80	—	168,075

(1)	During September 2007, the Board of Directors authorized a new stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or privately negotiated transactions over a three-year period that will end in October 2010.

(2)	The Woodward Governor Company Executive Benefit Plan, which is a separate legal entity, acquired 1,208 shares of common stock on the open market related to the reinvestment of dividends for treasury stock shares under our deferred compensation plan in June 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.

Item 6.	Exhibits

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

Date: July 23, 2009

/s/  Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)

Date: July 23, 2009

WOODWARD GOVERNOR COMPANY

EXHIBIT INDEX

Exhibit
Number	Description:

2.1	Letter dated June 5, 2009 amending the Purchase and Sale Agreement, dated February 27, 2009, by and among Textron Inc., Textron Limited, Woodward Governor Company and Woodward (U.K.) Limited filed as an exhibit.
10.1	Term Loan Credit Agreement, dated April 3, 2009, by and among Woodward Governor Company, the institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2009 and incorporated herein by reference).
10.2	Note Purchase Agreement, dated April 3, 2009, by and among Woodward Governor Company and the purchasers named therein (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 8, 2009 and incorporated herein by reference).
31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.
31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.
32.1	Section 1350 certifications, filed as an exhibit.