Form 10-K
period 2009-09-30
WOODWARD GOVERNOR CO
filed 2009-11-20
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2009 as reported on The NASDAQ Global Select Market on that date: $620,737,035. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Governor Company Charitable Trust, as of March 31, 2009, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.
     Number of shares of the registrant’s common stock outstanding as of November 18, 2009: 68,358,776.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our proxy statement for the 2009 Annual Meeting of Stockholders to be held January 22, 2010, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

PART I
Forward Looking Statements
     This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecasts,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:
•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;

•	description of our plans and expectations for future operations;

•	the effect of economic downturns or growth in particular regions;

•	the effect of changes in the level of activity in particular industries or markets;

•	the availability and cost of materials, components, services, and supplies;

•	the scope, nature, or impact of acquisition activity and integration into our businesses;

•	the development, production, and support of advanced technologies and new products and services;

•	new business opportunities;

•	restructuring costs and savings;

•	our plans, objectives, expectations and intentions with respect to recent acquisitions and expected business opportunities that may be available to us;

•	the outcome of contingencies, including, among others, any government investigations or suspensions;

•	future repurchases of common stock;

•	future levels of indebtedness and capital spending; and

•	pension plan assumptions and future contributions.
     Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:
•	a decline in business with, or financial distress of, our significant customers;

•	the continued instability in the financial markets and prolonged unfavorable economic and other industry conditions;

•
our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;

•	the long sales cycle, customer evaluation process, and implementation period of our products and services;

•	our ability to implement, and realize the intended effects of, our restructuring efforts;

•
our ability to comply with the terms of the civil and criminal settlements related to the U.S. Department of Justice (“DOJ”) investigation of the pre-June 2005 government contract pricing practices of MPC Products Corporation (“MPC Products”) and the related administrative agreement with the U.S. Department of Defense (“DOD”);

•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;

•	our ability to reduce our expenses in proportion to any sales shortfalls;

•
the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;

•	the success of, or expenses associated with, our product development activities;

•	our ability to integrate acquisitions and costs related thereto;

•
our substantial debt obligations, our debt service requirements, and our ability to operate our business and pursue business strategies in the light of certain restrictive covenants contained in our outstanding debt agreements;

•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;

•	changes in domestic or international tax statutes and future subsidiary results;

•	environmental liabilities related to manufacturing activities;

•	our continued access to a stable workforce and favorable labor relations with our employees;

•	the geographical location of a portion of our business is in California, which historically has been susceptible to natural disasters;

•	our ability to successfully manage regulatory, tax, and legal matters (including government contracting, product liability, patent, and intellectual property matters);

•
risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates, and changes in the legal and regulatory environments of countries in which we operate; and

•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.
     These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. Other factors are discussed under “Risk Factors” in our filings with the Securities and Exchange Commission (“SEC”) and are incorporated herein by reference.
     Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statement. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Item 1A — Risk Factors” beginning on page 11 of this Annual Report on Form 10-K for the year ended September 30, 2009. We undertake no obligation to revise or update any forward-looking statement for any reason.
     Unless we have indicated otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward Governor Company and its consolidated subsidiaries.
     Amounts presented in this Annual Report on Form 10-K are in thousands except per share amounts.
Item 1. Business
General
     We are an independent designer, manufacturer, and service provider of energy control and optimization solutions for commercial and military aircraft and ground vehicles, turbines, reciprocating engines, and electrical power system equipment. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable, and more cost-effective equipment. Leading original equipment manufacturers (“OEMs”) use our products and services in the aerospace, power generation and distribution, and transportation markets.
     Our strategic focus is energy control and optimization solutions. The control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions, and operation of power equipment in both commercial and military operations. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation, and electronic systems. We focus primarily on OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.

     We were established in 1870 and incorporated in 1902. We are headquartered in Fort Collins, Colorado, and serve global markets from locations worldwide. The mailing address for our headquarters is 1000 East Drake Road, Fort Collins, Colorado 80525. Our telephone number at that location is (970) 482-5811, and our website is www.woodward.com.
Products and Services
     We strive to be the undisputed leader in the aerospace, power generation and distribution, and transportation markets that we serve. We help meet global needs for reliable, efficient, low-emission, and high-performance energy for diverse applications in challenging environments.
     We remain focused on energy control and optimization solutions for the aerospace, power generation and distribution, and transportation markets that we serve. We design systems that manage the energy of fluid movement, motion, and electricity. We also convert wind energy into reliable and safe electrical power through converter systems.
     We believe all of our business segments have a significant competitive position within their markets for components and integrated systems. We compete with several other manufacturers, including the in-house operations of certain OEMs. We believe our prices, technology, quality, and customer service are highly competitive.
Principal Lines of Business
     We have four operating business segments — Turbine Systems, Airframe Systems, Electrical Power Systems, and Engine Systems:
•
Turbine Systems develops and manufactures systems and components that provide energy control and optimization solutions for aircraft propulsion applications, including fuel and combustion systems for turbine engines, as well as industrial gas and steam turbine markets.

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

•
Engine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the industrial engine markets, which include the power generation, transportation, and process industries.

     To provide better focus and alignment of our business segment operations, we moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the years ended September 30, 2008, and 2007 has been recast to reflect the realigned segment structure. The quarterly information by segment for the quarters ended December 31, 2007, March 31, 2008, June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009 has also been recast to reflect the realigned segment structure.
     Information about our operations in 2009 and outlook for the future, including certain segment information, is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional segment information and certain geographical information are included in Note 23. Segment information, and Note 24. Supplemental Financial data (Unaudited) to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” Other information about our business follows.
Turbine Systems
     We provide integrated fuel control and combustion systems comprising components such as electronics, fuel pumps, metering units, actuators, valves, and fuel nozzles through the Turbine Systems segment. Our customers are OEMs that manufacture gas turbines for use in aerospace propulsion and gas and steam turbines for industrial power generation and process markets.
     Our aerospace services include the sales of components as provisioning spares or replacements as well as repair and overhaul services. Our service customers include commercial airlines, turbine OEM repair facilities, military depots, third party repair shops, and end users.
     We primarily sell Turbine Systems’ industrial products and services directly to manufacturers, although we also generate some aftermarket sales through distributors, dealers, and independent service facilities.
     Our major customers within the Turbine Systems segment are General Electric and United Technologies.

Airframe Systems
     We provide high-performance cockpit, electromechanical and hydraulic motion control systems, and mission-critical actuation systems and controls through the Airframe Systems segment for weapons, aircraft, turbine engines and combat vehicles, primarily for aerospace and military applications. Sales are made primarily to OEMs and tier-one prime contractors.
     Airframe Systems was formed on October 1, 2008 when we acquired all of the outstanding stock of Techni-Core, Inc. (“Techni-Core”) and all of the outstanding stock of MPC Products not owned by Techni-Core (MPC Products and Techni-Core, “MPC”). On April 3, 2009, we acquired all of the outstanding capital stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business (collectively “HRT”). On August 10, 2009, we sold the Fuel and Pneumatics product line (the “F&P product line”) acquired as part of the HRT acquisition. Additional information about the acquisitions of MPC and HRT and the sale of the F&P product line is included in Note 4. Business acquisitions and dispositions, to the Consolidated Financial Statements, in “Item 8 — Financial Statements and Supplementary Data.”
     Our major customer within the Airframe Systems segment is Boeing.
Electrical Power Systems
     We provide integrated control systems and electronic control and protection modules through the Electrical Power Systems segment primarily to OEMs that manufacture electrical power generation, distribution, conversion (predominantly wind power), and grid related quality equipment using digital controls and converter technologies. Sales are made primarily to OEMs that manufacture generator sets, wind turbines, and switchgear equipment. We sell components as spares or replacements, and provide other related services to these OEMs and other customers. We also provide repair and overhaul services to OEM customers and equipment operators as part of the wind power side of our business.
     We generally sell Electrical Power Systems’ products and services directly to our OEM customers, although we also generate sales to end users through distributors. Our customers demand technological solutions to meet their needs for security, quality, reliability, and availability of electrical power networks.
     Our major customers within the Electrical Power Systems segment are REpower Systems AG, Nordex, and Sewind.
Engine Systems
     We provide integrated control systems and control components, such as electronics, actuators, valves, pumps, injectors, and ignition systems through the Engine Systems segment primarily to OEMs that manufacture diesel and gas engines, and to distributors for use in power generation, transportation, and process applications. We also sell components as spares or replacements and provide repair and overhaul services to OEM customers and equipment operators.
     To support our OEMs’ customers and end users, we sell Engine Systems’ components and services through our global channel partners (distributors, independent service facilities, and control system retrofit partners).
     Our major customer within the Engine Systems segment is Caterpillar.
Backlog
     Our backlog as of October 31, 2009 and 2008 by segment was as follows:

		% Expected to be
	October 31,	filled by September	October 31,
	2009	30, 2010	2008
Turbine Systems	$175,053	87%	$165,413
Airframe Systems	424,823	63	172,749
Electrical Power Systems	56,943	90	100,856
Engine Systems	70,283	88	107,953

	$727,102	73%	$546,971

     Our current estimate of the backlog is based on typically assumed relationships between the timing of firm orders and subsequent sales. Backlog orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production demand pull systems.
     The Airframe Systems backlog, as of October 31, 2008, has been recast from previously disclosed amounts for consistency with the accumulation methodology used by our other segments.

Seasonality
     We do not believe that our sales in any business segment are subject to significant seasonal variation.
Customers
     Our largest customers include Boeing, Caterpillar, Sewind, General Electric, Nordex, REpower Systems AG, and United Technologies.
     One customer, General Electric, accounted for 10% or more of consolidated net sales in each of the years ended September 30, 2009, 2008, and 2007. Another customer, Caterpillar, accounted for 10% or more of consolidated net sales in each of the years ended September 30, 2008 and 2007. Sales to General Electric were made by all of our segments and totaled approximately 17% in fiscal 2009, 17% in fiscal 2008, and 20% in fiscal 2007. Sales to Caterpillar were made by three of our segments and totaled approximately 5% in fiscal 2009, down from 10% in fiscal 2008 and 10% in fiscal 2007.
     Our accounts receivable from General Electric represented approximately 15% of total accounts receivable as of September 30, 2009 and 20% as of September 30, 2008. We believe General Electric is a credit worthy customer and will be able to satisfy its credit obligations to us.
Government Contracts and Regulation
     Our businesses, and in particular our Airframe Systems business, are heavily regulated in many of our fields of endeavor. We deal with numerous U.S. government agencies and entities, including all of the branches of the U.S. military, the National Aeronautics and Space Administration (“NASA”), and the Departments of Defense, Homeland Security, and Transportation. Similar government authorities exist with respect to our international efforts.
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
     We must comply with, and are affected by, laws and regulations relating to the formation, administration, and performance of U.S. government contracts. These laws and regulations, among other things:
•	require certification and disclosure of all cost or pricing data in connection with certain contract negotiations;
•	impose specific and unique cost accounting practices that may differ from accounting principles generally accepted in the United States (“U.S. GAAP”) and therefore require reconciliation;
•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts; and
•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.
     Sales made directly to U.S. government agencies and entities were 5% of total net sales during fiscal 2009, 5% during fiscal 2008 and 6% during fiscal 2007, primarily in the aerospace and defense markets. Sales made directly to U.S. government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, accounted for approximately 20% of total sales in fiscal 2009, 14% in fiscal 2008 and 18% in fiscal 2007. The increase in direct and indirect sales to the U.S. government in fiscal 2009 was driven by the acquisitions of MPC and HRT, whose sales are more reliant on U.S. government procurement programs than our traditional product lines.
Research and Development
     We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Our research and development costs include basic research, applied research, development, systems and other concept formulation studies. Costs related to specific customer development programs are potentially inventoried and charged to costs depending on the contractual arrangements. Company-sponsored independent development costs are charged to expenses when incurred. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is generally expensed as incurred. Across all our segments, total research and development costs, including costs related to bid and proposal efforts, totaled $78,536 in fiscal 2009, $73,414 in fiscal 2008 and $65,294 in fiscal 2007. See “Research and development costs” in Note 1. Operations and summary of significant accounting policies, to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

Manufacturing
     Our products consist of mechanical, electronic, and electromagnetic components. Mechanical components are machined primarily from aluminum, iron, and steel. Generally there are numerous sources for the raw materials and components used in our products, and they are believed to be sufficiently available to meet current requirements. We carry certain finished goods and component parts in inventory to meet rapid delivery requirements of customers, primarily for aftermarket needs. We also purchase various goods and services used in production, logistics, and product development processes. We maintain global strategic sourcing models to meet our global facilities’ production needs while building long-term supplier relationships and leveraging enterprise spend. We expect our suppliers to maintain, at all times, competitive levels of quality and delivery of raw materials and component products supplied for our machine and engine products. We use a variety of agreements with suppliers intended to protect our intellectual property and processes to monitor and mitigate risks of the supply base causing a business disruption. The risks monitored include supplier financial viability, business continuity, quality and delivery.
Competitive Environment
     Our products and product support services are sold worldwide into a variety of competitive markets. In all markets, we compete on the basis of technology, product performance, customer service, quality, price, reputation, and local presence.
Aerospace and Defense
     The aerospace and defense industry involves significant product certification requirements, which forms a basis of competition as well as a barrier to entry. While the industry competes on the basis of all of the factors mentioned above, product quality is of significant importance in the aerospace and defense industry.
     Our customers include airframe manufacturers and suppliers to these manufactures. We supply these customers with technological innovation and system solutions. We align our technology roadmaps with our customers, and focus on responding to needs for cost, weight, and reliability improvements. We believe we have developed efficient manufacturing and assembly processes that deliver products on-time to customer demand. Our products achieve high levels of field reliability, which we believe offers an advantage in life-cycle cost. Our competitors in aerospace and defense include divisions of Hamilton Sundstrand, Goodrich, Honeywell, Moog, and Parker Hannifin.
     In both Turbine Systems and Airframe Systems segments, several competitors are also customers for our products, such as Hamilton Sundstrand, Parker, and Honeywell. Some of our competitors are captive to customers through ownership or joint venture agreement. We compete in part by establishing relationships with our customers’ engineering organizations, and by offering innovative solutions to their market problems.
Reciprocating Engines and Industrial Turbines
     We compete with numerous companies around the world who specialize in fuel and air management, combustion, and electronic control products in many segments of the industrial engine and turbine business. Also, our OEM customers frequently are capable of developing and manufacturing these same products internally.
     Our competitors offer a broad range of engine and turbine management technologies, including actuators, electronic controls, fuel injection equipment and engine emissions controls.
     Competitors include Heinzmann GmbH & Co., KG, Robert Bosch AG, L’Orange GmbH, and Hoerbiger. OEMs with internal capabilities for similar products include General Electric, Caterpillar, and Cummins.
Wind
     Our Wind market segment has competition from both wind turbine OEM’s with converter capabilities and from independent converter manufacturers. Independent converter manufacturing competitors include ABB, Converteam, IDS, Schneider, and American Superconductor. In addition to the competitive factors noted above, the ability to service product on a global scale is important to our customers.
Electrical Power Generation and Distribution
     We compete with a large number of companies in the electrical power generation and distribution business. Our power generation and distribution competitors range from many small to medium sized companies that mainly operate regionally. Regional competitors include companies such as Wexler, Comap, Deep Sea, Murphy, Datakom. Other companies such as GE Multlin, ABB, Siemens, Toshiba and Areva compete on a global scale.

Employees
     As of October 31, 2009, we employed 5,660 full-time employees of which 1,381 were located outside of the U.S. We consider the relationships with our employees to be positive.
     1,258 full-time employees joined Woodward in connection with the acquisition of MPC and 57 full-time employees in connection with the acquisition of MotoTron Corporation (“MotoTron”) in October 2008. In April of 2009, 917 employees joined Woodward in connection with the acquisition of HRT.
     As a result of our acquisitions of MPC and HRT, approximately 15% of our total workforce were union employees as of October 31, 2009, all of whom are either at MPC or HRT. Our agreements with our union employees are renewed through contract renegotiation near the contract expiration dates. The Woodward MPC Employees Representative Union contract expires September 30, 2013. The International Association of Machinists and Aerospace Workers contract with HRT expires April 18, 2010. We believe our relationships with our employees and the representative unions are generally good.
     In the U.S., as of October 31, 2009, all of our employees were at-will employees. Generally, our employees are not subject to any type of employment contract or agreement. Certain MPC employees who are not executive officers of Woodward had pre-existing employment agreements with MPC prior to the MPC acquisition. In addition, our Chief Executive Officer and President and our Chief Financial Officer and Treasurer each have a Change in Control Transition Agreement.
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
Environmental Matters
     The company is regulated by federal, state, and international environmental laws governing our use, transport, and disposal of substances and control of emissions. In addition to governing our manufacturing and other operations, these laws often impact the development of our products, including, but not limited to, required compliance with air emissions standards applicable to internal combustion engines. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings, or global competitive position.
     We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws. When it is reasonably probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the costs are charged against our earnings. In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others. The amount recorded for environmental remediation is not material and is included in the line item “Accrued liabilities” in the “Consolidated Balance Sheets” in “Item 8 — Financial Statements and Supplementary Data.”
     We cannot reasonably estimate costs at sites in the very early stages of remediation. Currently, we have a few sites in the later stages of remediation, and there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all sites in the aggregate, will be required.
Executive Officers of the Registrant
     Set forth below is certain information with respect to the current executive officers. There are no family relationships between any of the executive officers listed below.
     Thomas A. Gendron, Age 48. Chairman of the Board since January 2008; Chief Executive Officer, President, and Director since July 2005; Chief Operating Officer and President from September 2002 through June 2005; Vice President and General Manager of Industrial Controls June 2001 through September 2002; Vice President of Industrial Controls April 2000 through May 2001; Director of Global Marketing and Industrial Controls’ Business Development February 1999 through March 2000.
     Robert F. Weber, Jr., Age 55. Chief Financial Officer and Treasurer since August 2005. Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate Vice President and General Manager — EMEA Auto. Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level with Motorola.
     Martin V. Glass, Age 52. President, Turbine Systems since October 2009; Group Vice President, Turbine Systems September 2007 through September 2009; Vice President of the Aircraft Engine Systems Customer Business Segment

December 2002 through August 2007; Director of Sales, Marketing, and Engineering February 2000 through December 2002.
     Dennis M. Benning, Age 68. President, Airframe Systems since October 2009; Group Vice President, Airframe Systems October 2008 through September 2009; Group Vice President, Engine Systems September 2007 through September 2008; Vice President, Center of Excellence Industrial Controls December 2002 through August 2007; General Manager, Center of Excellence Industrial Controls July 2002 through November 2002; Director of Operations, Aircraft Engine Systems January 2002 through June 2002.
     Gerhard Lauffer, Age 48. President, Electrical Power Systems since October 2009; Group Vice President, Electrical Power Systems September 2007 through September 2009; Vice President and General Manager Electronic Controls March 2002 through August 2007; Managing Director Leonhard-Reglerbau GmbH 1991 through March 2002 when it was acquired by Woodward.
     Chad R. Preiss, Age 44. President, Engine Systems since October 2009; Group Vice President, Engine Systems October 2008 through September 2009; Vice President, Sales, Service, and Marketing, Engine Systems December 2007 through September 2008; and Vice President, Industrial Controls September 2004 through December 2007. Prior to this role, Mr. Preiss served in a variety of engineering and marketing/sales management roles, including Director of Business Development, since joining Woodward in 1988.
     A. Christopher Fawzy, Age 40. Corporate Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since October 2009; Vice President, General Counsel, and Corporate Secretary June 2007 through September 2009. Mr. Fawzy became the Company’s Chief Compliance Officer in August 2009. Prior to joining Woodward, Mr. Fawzy was employed by Mentor Corporation, a global medical device company. He joined Mentor in 2001 and served as Corporate Counsel, then General Counsel in 2003, and was appointed Vice President, General Counsel and Secretary in 2004.
     Harlan G. Barkley, Age 56. Corporate Vice President, Information Technology since October, 2009; Vice President, Information Technology April 2009 through September 2009; Director, Global Information Technology from November 2002 through March 2009; Prior to joining Woodward in October 1999, Mr. Barkley was employed by Sundstrand Corporation/Hamilton Sundstrand for 19 years in a variety of leadership roles in information technology.
     Steven J. Meyer, Age 49. Corporate Vice President, Human Resources since October 2009; Vice President, Human Resources from November 2006 through September 2009; Director, Global Human Resources from November 2002 Through October 2006; Director, Human Resources for Industrial Controls from July 1997 through October 2002. Prior to joining Woodward, Mr. Meyer was employed by PG&E Corporation and Nortel in a variety of roles in human resources.
     James D. Rudolph, Age 48. Corporate Vice President, Sourcing since October 2009; Vice President, Global Sourcing from April 2009 through October 2009; Director of Global Sourcing from April 2005 through April 2009; Director of Engineering for Industrial Controls from March 2000 through April 2005; Prior to this role Mr. Rudolph served in a variety of engineering, operations and sales roles since joining the company in 1984.
Information available on Woodward’s Website
     Through a link on the Investor Information section of our website, www.woodward.com, we make available the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Stockholders may obtain, without charge, a single copy of Woodward’s 2009 Annual Report on Form 10-K upon written request to the Corporate Secretary, Woodward Governor Company, 1000 East Drake Road, Fort Collins, Colorado 80525.

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
Company Risks
A decline in business with, or financial distress of, our significant customers could decrease our consolidated net sales or impair our ability to collect amounts due and payable and have a material adverse effect on our business, financial condition, results of operations and cash flows.
     We have fewer customers than many companies with similar sales volumes. For the year ended September 30, 2009, approximately 38% of our consolidated net sales were made to our five largest customers. Sales to these same five largest customers represented approximately 43% of our consolidated net sales for the year ended September 30, 2008. Sales to General Electric accounted for approximately 17%, 17%, and 20% of consolidated net sales in each of the years ended September 30, 2009, 2008, and 2007, respectively, and accounts receivable from General Electric represented approximately 15% and 20% of accounts receivable at September 30, 2009 and 2008, respectively. Sales to Caterpillar accounted for approximately 5%, 10%, and 10% of consolidated net sales in each of the years ended September 30, 2009, 2008, and 2007, respectively. Accounts receivable from Caterpillar were not material at September 30, 2009 and 2008. If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, including that which is a result of the prolonged economic downturn and continued instability in the financial markets, these significant customers may substantially reduce or otherwise be unable to pay for purchases from us. Accordingly, our consolidated net sales could decrease significantly or we may experience difficulty collecting or be unable to collect amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The continued instability in the financial markets and prolonged unfavorable economic conditions could have a material adverse effect on the ability of our customers to perform their obligations to us and on the demand for our products and services.
     There has been widespread concern over the continued instability in the financial markets and their influence on the global economy. As a result of the extreme volatility in the credit and capital markets, and other prolonged economic challenges currently affecting the global economy, our current or potential customers may experience cash flow problems and, as a result, may modify, delay or cancel plans to purchase our products. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing necessary financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current or potential customers to pay us for our products may adversely affect our earnings and cash flows.
     In addition, the general economic environment significantly affects demand for our products and services. During periods of slowing economic activity, such as the prolonged global economic downturn, a global slowdown in spending on infrastructure development may occur in the markets in which we operate, and customers may reduce their purchases of our products and services. In particular, we have experienced broad declines in net sales in our Engine Systems segment in the transportation and power generation markets. In addition, unfavorable economic conditions and public perceptions regarding the use of business jets have reduced demand for systems and components for new business jet aircraft and have resulted in the withdrawal from service of some commercial aircraft. Any further reduction in aircraft order flow or withdrawal from service of business jet and commercial aircraft could further reduce demand for some of our products and services.
     There can be no assurance that the prolonged unfavorable economic and market conditions in the United States and internationally will not have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may not be able to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to competitive pressures.
     Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The credit and debt and equity capital markets have been distressed. These issues, along with significant write-offs in the financial services sector, the repricing of credit risk, and the prolonged weak economic conditions have made, and will likely continue to make, it difficult to obtain financing. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has generally increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity either at all or on terms similar to existing debt and reduced and, in some cases, ceased to provide financing to borrowers. Due to these factors, we cannot be certain that financing, to the extent needed, will be available on acceptable terms or at all. If financing is not available when needed, or is available only on unacceptable terms, we may be unable to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We have engaged in restructuring activities and may need to implement further restructurings in the future, and there can be no assurance that our restructuring efforts will have the intended effects.
     From time to time, we have responded to changes in our industry and the markets we serve by restructuring our operations. We have previously disclosed non-acquisition related restructuring changes recorded primarily as a result of workforce management and other restructuring changes related to our recently acquired businesses, including, among others, changes associated with integrating similar operations, managing our workforce, vacating or consolidating certain facilities and cancelling certain contracts. Restructuring activities can create unanticipated consequences, and we cannot be sure that any or all of these restructuring efforts will be successful. There can be no assurance that the reductions in sites, workforce management and other cost-cutting measures will have the effect currently expected by our management or that they will not harm our future business operations and prospects. A variety of risks could cause us not to realize the expected cost savings, including, among others, the following:
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
Additional fines, sanctions, suspensions or debarment may result from our inability to comply with the terms of the MPC Products plea agreement, probation or administrative agreement could have a material adverse effect on us.
     MPC Products, one of our recently acquired subsidiaries, has been subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005, and related administrative actions by the DOD. In October 2009, MPC Products reached an agreement with the DOJ to resolve the criminal and civil claims related to the investigation. As part of the settlement of the civil claims, MPC Products paid approximately $22,500 in compensation. The civil settlement was approved by the United States District Court for the Northern District of Illinois (the “District Court”) on October 7, 2009. In connection with the settlement of the criminal claims, on November 4, 2009, MPC Products pled guilty to one count of wire fraud related to its pre-June 2005 government contract pricing practices, and agreed to pay a fine of $2,500. Pursuant to the plea agreement, MPC Products was also placed on probation for two years. The criminal case plea agreement and sentencing were approved by the District Court, concluding the DOJ’s investigation of these matters. If MPC Products fails to comply with the terms of the civil settlement or plea agreement or the conditions of probation, it could be subject to additional fines, sanctions, suspensions or debarment. Woodward and MPC Products also entered into a three-year administrative agreement with the DOD on October 7, 2009. The administrative agreement lifted a suspension of MPC Products from receiving government contracts, which was in place from July 8, 2009 until October 7, 2009. The administrative agreement requires, among other things, that Woodward and its affiliates, including MPC Products, implement certain enhancements to existing ethics and compliance programs and make periodic reports to the DOD. If Woodward and MPC Products fail to implement these enhancements to their ethics and compliance programs or fail to otherwise adhere to the terms of the administrative agreement, the DOD could suspend or debar Woodward or MPC Products from doing business with U.S. government agencies and entities.
     Any fines or sanctions beyond $25,000, or other sanctions, suspensions or debarment, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our profitability may suffer if we are unable to reduce our expenses in proportion to sales declines.
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
     We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers. We may experience an increase in costs for parts or materials that we source from our suppliers, or we may experience a shortage of materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, or production difficulties that may affect one or more of our suppliers. In particular, the prolonged global economic downturn may affect our key suppliers in terms of their operating cash flow and access to financing. This may in turn affect their ability to perform their obligations to us. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts or could damage our reputation and relationships with customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Subcontractors may fail to perform contractual obligations.
     We frequently subcontract portions of work due under contracts with our customers and are dependent on the continued availability and satisfactory performance by these subcontractors. Nonperformance or underperformance by subcontractors could materially impact our ability to perform obligations to our customers. A subcontractor’s failure to perform could result in a customer terminating our contract for default, expose us to liability, substantially impair our ability to compete for future contracts and orders, and limit our ability to enforce fully all of our rights under these agreements, including any rights to indemnification. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our product development activities may not be successful or may be more costly than currently anticipated.
     Our business involves a significant level of product development activities, generally in connection with our customers’ development activities. Industry standards, customer expectations, or other products may emerge that could render one or more of our products or services less desirable or obsolete. Maintaining our market position will require continued investment in research and development. During an economic downturn, including the current one, we may need to maintain our investment in research and development, which may limit our ability to reduce these expenses in proportion to a sales shortfall. If these activities are not as successful as currently anticipated, or if they are more costly than currently anticipated, future sales and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Activities necessary to integrate acquisitions may result in costs in excess of current expectations or be less successful than anticipated.
     We recently completed acquisitions of MPC, MotoTron, and HRT, and we may acquire other businesses in the future. The success of these transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into these transactions. If actual integration costs are higher than amounts assumed, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Our substantial debt obligations could adversely affect our business and limit our ability to plan for or respond to changes in our business.
     We have substantially increased our leverage to finance our recently completed acquisitions of MPC, MotoTron, and HRT, which were financed in part with indebtedness incurred under our revolving credit facility, our term loan facilities and our note purchase agreements. As of September 30, 2009, our total debt was $572,142. Our substantial debt obligations could have important consequences to our business. For example:
•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may be more limited in our ability to borrow additional funds;

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

     In addition, certain restrictions in our term loan facilities, revolving credit facility, and note purchase agreements may prevent us from taking actions that we believe would be in the best interest of our business and may make it more difficult for us to execute our business strategy successfully or to compete effectively with companies that are not similarly restricted. For example, under our term loan facilities, revolving credit facility and note purchase agreements, we are generally required to maintain a total debt to earnings before interest, taxes, depreciation and amortization, plus any non-cash charges to the extent deducted in computing net income, minus any unusual non-cash gains to the extent added in computing net income (“EBITDA”) ratio not to exceed 3.5 to 1.0. Our debt obligations could limit our ability to plan for or respond to changes in our business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Certain restrictive covenants limit our ability to operate our business and to pursue our business strategies, and if we fail to comply with these covenants, it could result in an acceleration of payments for our outstanding indebtedness.
     Our existing term loan facilities, revolving credit facility and note purchase agreements contain covenants that limit or restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions, or to engage in other transactions or business activities that may impact our growth or otherwise be important to us. These agreements limit or restrict, among other things, our ability and the ability of our subsidiaries to:
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
     The agreements contain customary events of default, including certain cross default provisions related to our other outstanding debt arrangements. The agreements also impose financial covenants on us and our subsidiaries that require us to maintain certain leverage ratios and minimum levels of consolidated net worth. In addition, certain of these agreements require us to repay outstanding borrowings with portions of the proceeds we receive from certain sales of property or assets and specified future debt offerings. Our ability to comply with these provisions may be affected by events beyond our control. The additional debt incurred in connection with our recent acquisitions of MPC, MotoTron, and HRT could also make it more difficult for us to meet these financial covenants.
     Any breach of these covenants or other event of default could cause a default under these agreements or a cross-default under our other debt arrangements, which could restrict our ability to borrow under our revolving credit facility. If there were an event of default under certain provisions of our debt arrangements that was not cured or waived, the holders of the defaulted debt would be able to cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our indebtedness as required, or amend the covenants contained in these agreements, the lenders or note holders may be entitled to obtain a lien or institute foreclosure proceedings against our assets. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our business may be affected by government contracting risks.
     Historically, a portion of our sales of components and systems have been made to the U.S. government, primarily in the aerospace market. After the completion of our recent acquisitions, a more significant portion of our sales will be made to the U.S. government.
     We must comply with procurement laws and regulations relating to the formation, administration and performance of our U.S. government contracts. The U.S. government may change procurement laws and regulations from time to time. Our U.S. government contracts and the U.S. government contracts of our customers are also subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. A violation of U.S. government procurement laws and regulations, a change in U.S. government procurement laws and regulations, or a termination arising out of our default could expose us to liability, disbarment, or suspension and could have an adverse effect on our ability to compete for future contracts and orders. If any of our contracts are terminated by the U.S. government, our backlog would be reduced, in accordance with contract terms, by the expected value of the remaining work under such contracts. In addition, we are not the prime contractor on most of our contracts for supply to the U.S. government, and the U.S. government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor. Any such event could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The U.S. government may reduce defense funding or the mix of programs to which such funding is allocated.
     Sales made directly to U.S. government agencies and entities were 5% of total net sales during fiscal 2009, 5% during fiscal 2008, and 6% during fiscal 2007 primarily in the aerospace and defense markets. Sales made directly to U.S. government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, accounted for approximately 20% of total sales in fiscal 2009, 14% in fiscal 2008, and 18% in fiscal 2007. The level of U.S. defense spending is subject to periodic congressional appropriation actions, which is subject to change at any time. The mix of programs to which such funding is allocated is also uncertain, and we can provide no assurance that an increase in defense spending will be allocated to programs that would benefit our business. If the amount of spending was to decrease, or there was a shift from certain aerospace programs to other programs, our sales could decrease, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Manufacturing activities may result in future environmental costs or liabilities.
     We use hazardous materials and/or regulated materials in our manufacturing operations. We also own and operate and may acquire facilities that were formerly owned and operated by others that used such materials. The risk that a significant release of regulated materials has occurred in the past or will occur in the future cannot be completely eliminated or prevented. As a result, we are subject to a substantial number of costly regulations. In particular, we are required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the United States, the European Union, and other territories, including those governing emissions to air, discharges to water, noise and odor emissions, the generation, handling, storage, transportation, treatment and disposal of waste materials, and the cleanup of contaminated properties and human health and safety. Compliance with these laws and regulations results in ongoing costs. We cannot be certain that we have been, or will at all times be, in complete compliance with all environmental requirements, or that we will not incur additional material costs or liabilities in connection with these requirements. As a result, we may incur material costs or liabilities or be required to undertake future environmental remediation activities that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our performance depends on continued access to a stable workforce and on favorable labor relations with our employees.
     Certain of our operations in the United States and overseas involve different employee/employer relationships and the existence of works’ councils. In addition, a portion of our workforce is unionized and is expected to remain unionized for the foreseeable future. Competition for technical personnel in the industry in which we compete is intense. Our future success depends in part on our continued ability to hire, train, assimilate, and retain qualified personnel. There is no assurance that we will continue to be successful in recruiting qualified employees in the future. Any significant increases in labor costs, deterioration of employee relations, including any conflicts with works’ councils or unions, or slowdowns or work stoppages at any of our locations, whether due to employee turnover, changes in availability of qualified technical personnel, or otherwise, could have a material adverse effect on our business, our relationships with customers, and our financial condition, results of operations, and cash flows.
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
If third parties claim we are infringing on their intellectual property rights, we could face significant litigation, indemnification or licensing expenses, or be prevented from marketing our products.
     Our commercial success depends significantly on our ability to operate without infringing on the patents and other proprietary rights of others. However, regardless of our intent, our current or future technologies may infringe upon the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face expensive litigation or indemnification obligations and may be prevented from selling existing products and pursuing product development or commercialization, which could have an adverse affect on our business, financial condition, results of operations, and cash flows.
Product liability claims, product recalls or other liabilities associated with the products and services we provide may force us to pay substantial damage awards and other expenses that could exceed our accruals and insurance coverage.
     The manufacture and sale of our products and the services we provide expose us to risk of product liability and other tort claims. Both currently and in the past, we have had a number of product liability claims relating to our products, and we will likely be subject to additional product liability claims in the future for both past and current products, some of which may have a material adverse effect on our business, financial condition, results of operations and cash flows. We also provide certain services to our customers and are subject to claims with respect to the services provided. In providing such services, we may rely on subcontractors to perform all or a portion of the contracted services. It is possible that we could be liable to our customers for work performed by a subcontractor. While we believe that we have appropriate insurance coverage available to us related to any such claims, our insurance may not cover all liabilities or be available in the future at a cost acceptable to us. If a product liability or other claim or series of claims, including class action claims, is brought against us for liabilities that are not covered by insurance or for which third-party indemnification is not available, such claim could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

Changes in the legal and regulatory environments of the countries in which we operate may affect future sales and expenses.
     We operate in a number of countries and are affected by a variety of laws and regulations governing various matters, including foreign investment, employment, import, export, business acquisitions, environmental and taxation matters, land use rights, property, and other matters. Our ability to operate in these countries may be materially adversely affected by unexpected changes in such laws and regulations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
     We must also comply with restrictions on exports imposed under the U.S. Export Control Laws and Sanctions Programs. These laws and regulations change from time to time and may restrict foreign sales.
Operations and suppliers may be subject to physical and other risks that could disrupt production.
     Our operations include principal facilities in the United States, China, Germany, and Poland. In addition, we operate sales and service facilities in Brazil, India, Japan, the Netherlands, and the United Kingdom. We also have suppliers for materials and parts inside and outside the United States. Our operations and sources of supply could be disrupted by a natural disaster, war, political unrest, terrorist activity, public health concerns, or other unforeseen events, which could cause significant delays in the shipment of products and the provision of services and could cause the loss of sales and customers. Accordingly, disruption of our operations or the operations of a significant supplier could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We have significant investments outside the United States and significant sales and purchases in foreign denominated currencies, creating exposure to foreign currency exchange rate fluctuations.
     We have significant investments outside the United States. Further, we have sales and purchases of raw materials and finished goods in foreign denominated currencies. Accordingly, we have exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. These exposures may change over time as our business and business practices evolve, and they could have a material adverse effect on our financial results and cash flows. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies. Foreign currency exchange rate risk is reduced through several means, including the maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances utilizing a global netting system, and limited use of foreign currency denominated debt. Despite these measures, continued instability in the worldwide financial markets could impact our ability to manage effectively our foreign currency exchange rate fluctuation risk, which could have a material adverse effect on our international operations or on our business, financial condition, results of operations, and cash flows.
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
Our net pension liabilities may grow, and the fair value of our pension plan assets may decrease, which could require us to make additional and/or unexpected cash contributions to our pension plans, affect our liquidity or affect our ability to comply with the terms of our outstanding debt arrangements.
     If interest rates decline, the present value of our pension plan liabilities may increase faster than the value of plan assets, resulting in significantly higher unfunded positions in some of our pension plans. Funding estimates are based on certain assumptions, including discount rates, interest rates, mortality, fair value of assets and expected return on plan assets. Continued volatility in the financial markets may impact future discount and interest rate assumptions. Also new accounting standards on fair value measurement may impact the calculation of future funding levels. We periodically review our assumptions, and any such revision can significantly change the present value of future benefits, and in turn, the funded status of our pension plans and the resulting periodic pension expense. Changes in our pension benefit obligations and the related net periodic costs or credits may occur as a result of variances of actual results from our assumptions, and we may be required to make additional cash contributions in the future beyond those which have been estimated. In addition, our existing term loan facilities, revolving credit facility, and note purchase agreements contain continuing covenants and events of default regarding our pension plans, including provisions regarding the unfunded liabilities related to those pension plans.

See the discussion above concerning “Certain restrictive covenants limit our ability to operate our business and pursue our business strategies, and if we fail to comply with these covenants, it could result in an acceleration of payments for our outstanding indebtedness.” To the extent that the present values of benefits incurred for pension obligations are greater than values of the assets supporting those obligations or if we are required to make additional or unexpected contributions to our pension plans, our ability to comply with the terms of our outstanding debt arrangements and our liquidity, financial position and results of operations may be adversely affected.
Industry Risks
Competitors may develop breakthrough technologies that are adopted by our customers.
     The markets in which we operate experience rapidly changing technologies and frequent introductions of new products and services. The technological expertise we have developed and maintained could become less valuable if a competitor were to develop a breakthrough technology that would allow it to match or exceed the performance of existing technologies at a lower cost. If we are unable to develop competitive technologies, future sales or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We operate in a highly competitive industry.
     We face intense competition from a number of established competitors in the United States and abroad, some of which are larger in size or are divisions of large diversified companies with substantially greater financial resources. Companies compete on the basis of providing products that meet the needs of customers, as well as on the basis of price, quality, and customer service. Changes in competitive conditions, including the availability of new products and services, the introduction of new channels of distribution, and changes in OEM and aftermarket pricing, could adversely affect future sales, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Unforeseen events may occur that significantly reduce commercial aviation.
     A significant portion of our business is related to commercial aviation. The prolonged global economic downturn has led to a general reduction in air travel, and passenger miles and cargo service are expected to decline further during 2010. In addition, some airlines are withdrawing aircrafts from service, which further exposes our Turbine Systems and Airframe Systems segments sales to potential declines. Prevailing economic conditions are also negatively affecting sales of systems and components for new business jet aircraft. Any further deterioration of economic conditions globally could lead to additional reductions in air traffic. Market demand for our components and systems, including market demand in our aftermarket channels, could be materially adversely affected by such reductions in commercial airline travel and commercial airlines’ financial difficulties, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Increasing emission standards that drive certain product sales may be eased or delayed.
     We sell components and systems that have been designed to meet strict emission standards, including standards that have not yet been implemented but are intended to be implemented soon. If these emission standards are eased, our future sales could be lower as potential customers select alternative products or delay adoption of our products, which would have a material adverse affect on our business, financial condition, results of operations, and cash flows.
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
     The market price of our common stock changes over time. Stock markets in general have experienced extreme price and volume volatility particularly over the past year. The trading price of our common stock ranged from a high of $35.99 per share to a low of $8.00 per share during the twelve months ended September 30, 2009. The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:
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
     As of September 30, 2009, we had 72,960 shares of common stock outstanding, excluding 4,621 shares represented by treasury shares and 5,873 shares reserved for issuance upon exercise of outstanding stock option awards or upon satisfaction of performance targets under outstanding equity compensation awards. While the level of trading activity will vary each day, the typical trading level represents only a small percentage of total shares of stock outstanding. As a result, a stockholder who sells a significant number of shares of stock in a short period of time could negatively affect our share price.
Certain anti-takeover provisions of our charter documents and under Delaware law could discourage or prevent others from acquiring our company, which may adversely affect the market price of our common stock.
     Our certificate of incorporation and bylaws contain provisions that:
•	provide for a classified board;

•	provide that directors may be removed only for cause by holders of at least two-thirds of the outstanding shares of common stock;

•	authorize our board of directors to fill vacant directorships or to increase the size of our board of directors;

•
permit us to issue, without stockholder approval, up to 10,000 shares of preferred stock, in one or more series and, with respect to each series, to fix the designation, powers, preferences and rights of the shares of the series;

•	require special meetings of stockholders to be called by holders of at least two-thirds of the outstanding shares of common stock;

•	prohibit stockholders from acting by written consent;

•	require advance notice for stockholder proposals and nominations for election to the board of directors to be acted upon at meetings of stockholders; and

•
require the affirmative vote of two-thirds of the outstanding shares of our common stock for amendments to our certificate of incorporation and certain business combinations, including mergers, consolidations, sales of all or substantially all of our assets or dissolution.

     In addition, Section 203 of the Delaware General Corporation Law limits business combinations with owners of more than 15% of our stock that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. Our board of directors could choose not to negotiate a potential acquisition that it did not believe to be in our strategic interest. If the potential acquirer were discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, a stockholder could lose the opportunity to sell its shares at a favorable price.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our principal plants are as follows:

United States
Fort Collins, Colorado — Corporate headquarters and Turbine Systems, Engine Systems, and Electrical Power Systems manufacturing, and engineering
Greenville, South Carolina (leased) — Turbine Systems manufacturing and engineering
Loveland, Colorado — Turbine Systems, Electrical Power Systems, and Engine Systems manufacturing
Niles, Illinois (leased) — Airframe Systems and Engine Systems manufacturing and engineering
Pacoima, California (leased) — Airframe Systems manufacturing and engineering
Rockford, Illinois — Turbine Systems manufacturing and engineering
Santa Clarita, California — Airframe Systems manufacturing and engineering
Skokie, Illinois (leased) — Airframe Systems manufacturing and Airframe Systems and Engine Systems engineering
Zeeland, Michigan — Turbine Systems manufacturing and engineering
Other Countries
Aken, Germany (leased) — Engine Systems manufacturing and engineering
Kempen, Germany — Electrical Power Systems manufacturing and engineering
Krakow, Poland (leased) — Electrical Power Systems manufacturing and engineering
Stuttgart, Germany (leased) — Electrical Power Systems manufacturing and engineering
Tianjin, Peoples’ Republic of China (leased) — Engine Systems and Electrical Power Systems assembly
     In addition to the principal plants listed above, we own or lease other facilities in Brazil, India, Japan, the Netherlands, the Republic of Korea, and the United Kingdom which are used primarily for sales and service activities.
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
     We are currently constructing a new owned facility in Krakow, Poland which we expect will increase our capacity there during fiscal 2010.
Item 3. Legal Proceedings
     We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
     In addition, MPC Products, one of our recently acquired subsidiaries, has been subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005, and related administrative actions by the DOD. In October 2009, MPC Products reached an agreement with the DOJ to resolve the criminal and civil claims related to the investigation. As part of the settlement of the civil claims, MPC Products paid approximately $22,500 in compensation. The civil settlement was approved by the District Court on October 7, 2009. In connection with the settlement of the criminal claims, on November 4, 2009, MPC Products pled guilty to one count of wire fraud related to its pre-June 2005 government contract pricing practices, and agreed to pay a fine of $2,500. Pursuant to the plea agreement, MPC Products was also placed on probation for two years. The criminal case plea agreement and sentencing were approved by the District Court, concluding the DOJ’s investigation of these matters.
     MPC Products’ government contract pricing practices after June 2005 were not the subject of the investigation, nor was MPC Products’ product quality. Prior to our acquisition of MPC Products, MPC Products implemented changes to address the accounting issues raised in the government investigation. MPC Products’ current accounting system has been in place for over four years and is approved by the Defense Contract Audit Agency. In addition to the changes implemented by MPC Products prior to the acquisition, Woodward has made significant progress since the acquisition in the integration of Woodward’s policies and system of internal controls at MPC Products.
     On October 7, 2009, Woodward and MPC Products entered into a three-year administrative agreement with the DOD. The administrative agreement lifted a suspension of MPC Products from receiving government contracts, which was in place from July 8, 2009 until October 7, 2009. Accordingly, MPC Products is again fully eligible to bid, receive and perform on U.S. government contracts. The administrative agreement requires, among other things, that Woodward and its affiliates, including MPC Products, implement certain enhancements to existing ethics and compliance programs and make periodic reports to the DOD.
     The purchase price we paid in connection with the acquisition of MPC was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above.
     We are involved in various litigation arising in the normal course of business including proceedings based on product liability claims, workers’ compensation claims, and alleged violations of various environmental laws. The Company is partially self-insured in the U.S. for healthcare and workers’ compensation up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities. While the outcome of pending proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these proceedings will not have a material adverse effect on our liquidity, financial condition, or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed on The NASDAQ Global Select Market and at November 19, 2009, there were approximately 1,370 holders of record. Cash dividends were declared quarterly during 2009 and 2008. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2009 and 2008 are included in Note 24. Supplemental financial data, to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”
     (a) Recent Sales of Unregistered Securities
     Common stock was issued from treasury stock to one of our directors on July 27, 2009 and consisted of the following
(dollars in thousands):

	Total Shares	Consideration
	Purchased	Received
July 1, 2009 through July 31, 2009	442	$9
August 1, 2009 through August 31, 2009	—	—
September 1, 2009 through September 30, 2009	—	—

Total	442	$9

     The securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.
     (b) Issuer Purchases of Equity Securities
          (dollars in thousands except per share amounts)

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	under the Plans or
Period	Purchased	Per Share	Programs	Programs (1)
July 1, 2009 through July 31, 2009	—	$—	—	$168,075
August 1, 2009 through August 31, 2009	—	$—	—	$168,075
September 1, 2009 through September 30, 2009 (2)(3)	977	$24.26	—	$168,075

(1)	During September 2007, the Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or privately negotiated transactions over a three-year period that will end in October 2010. During fiscal year 2008, $31,925 was spent from this allocated pool for repurchase of stock. No funds were spent in fiscal year 2009 from this allocated pool for repurchase of stock.

(2)	Does not include 42,087 shares acquired as part of the exercise of stock options in September 2009.

(3)	The Woodward Governor Company Executive Benefit Plan, which is a separate legal entity, acquired 977 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in September 2009.
     The information required by this item relating to securities authorized for issuance under equity plans is included under the caption “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held January 22, 2010 and is incorporated herein by reference.

Item 6.	Selected Financial Data
     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes which appear in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands except per share amounts)
Net sales (1)	$1,430,125	1,258,204	1,042,337	854,515	827,726
Net earnings (1) (2) (3) (4) (6)	$94,352	121,880	98,157	69,900	55,971
Earnings per share (5):
Basic	$1.39	1.80	1.43	1.02	0.82
Diluted	$1.37	1.75	1.39	0.99	0.80
Cash dividends per share	$0.240	0.235	0.215	0.200	0.175
Income taxes	$28,060	60,030	33,831	14,597	23,137
Interest expense	$33,629	3,834	4,527	5,089	5,814
Interest income	$1,131	2,120	3,604	2,750	2,159
Depreciation expense	$37,828	28,620	25,428	22,064	24,451
Amortization expense	$26,120	6,830	7,496	6,953	7,087
Capital expenditures	$28,947	37,516	31,984	31,713	26,615
Weighted-average shares outstanding:
Basic shares outstanding	67,821	67,564	68,489	68,702	68,400
Diluted shares outstanding	69,033	69,560	70,487	70,382	70,254

	At September 30,
	2009	2008	2007	2006	2005
		(Dollars in thousands)
Working capital	$434,166	369,211	275,611	260,243	241,066
Total assets	$1,696,422	927,017	829,767	735,497	705,466
Long-term debt, less current portion	$526,771	33,337	45,150	58,379	72,942
Total debt	$572,340	48,928	66,586	73,515	95,787
Total liabilities	$987,184	297,389	285,336	256,808	272,997
Stockholders’ equity	$709,238	629,628	544,431	478,689	432,469
Full-time worker members	5,721	4,476	4,248	3,731	3,513
Registered stockholder members	1,371	1,358	1,229	1,442	1,448

Notes:

1.	On October 3, 2008, Woodward acquired MPC. On April 3, 2009, Woodward acquired HRT, including its F&P product line. The F&P product line was sold on August 10, 2009.

2.	In March 2009, Woodward recorded restructuring and other charges totaling $15,159 before taxes related to restructuring our businesses to adjust to the current economic environment.

3.	Net earnings for fiscal 2007 included two tax adjustments, a favorable resolution of issues with tax authorities resulting in a reduction of net tax expense of $13,300 and a reduction in deferred tax assets resulting in a tax expense of $3,000 due to a decrease in the German statutory income tax rate. These adjustments increased net earnings by $10,300, or $0.15 per basic share and $0.15 per diluted share.

4.	Net earnings for fiscal 2006 included a deferred tax asset valuation allowance change that increased net earnings by $13,710, or $0.20 per basic share and $0.19 per diluted share.

5.	Per share amounts have been updated from amounts reported prior to February 1, 2008 to reflect the effect of a two-for-one stock split and prior to February 1, 2006 to reflect the effect of a three-for-one stock split.

6.	Accounting for stock-based compensation changed to the fair value method from the intrinsic value method beginning in the first quarter of fiscal 2006, concurrent with the adoption on October 1, 2005 of authoritative guidance related to stock-based compensation. The following presents a reconciliation of reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation for the fiscal year ended September 30, 2005:

Reported net earnings	$55,971
Stock based compensation expense using fair value method, net of tax	1,502

Pro forma net earnings	$54,469

Reported net earnings per share:
Basic	$0.82
Diluted	$0.80

Pro forma net earnings per share:
Basic	$0.80
Diluted	$0.78

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     We are an independent designer, manufacturer, and service provider of energy control and optimization solutions for commercial and military aircraft and ground vehicles, turbines, reciprocating engines, and electrical power system equipment. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable and more cost-effective equipment. Leading OEMs use our products and services in aerospace, power generation and distribution, and transportation markets.
     Our strategic focus is energy control and optimization solutions. The control of energy, including fluid energy, combustion, electrical energy and motion, is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions, and operation of power equipment in both commercial and military applications. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation, and electronic systems. We focus primarily on OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.
     We have four operating business segments — Turbine Systems, Airframe Systems, Electrical Power Systems, and Engine Systems.
•	Turbine Systems develops and manufactures systems and components that provide energy control and optimization solutions for aircraft propulsion applications, including fuel and combustion systems for turbine engines, as well as industrial gas and steam turbine markets.

•	Airframe Systems develops and manufactures high-performance cockpit, electromechanical and hydraulic motion control systems, and mission-critical actuation systems and controls for weapons, aircraft, turbine engines, and combat vehicles, primarily for aerospace and military applications.

•	Electrical Power Systems develops and manufactures systems and components that provide power sensing and energy control systems that improve the security, quality, reliability and availability of electrical power networks for industrial markets, which include the power generation, power distribution, and power conversion industries.

•	Engine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the industrial engine markets, which include the power generation, transportation and process industries.
     We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.
     Management’s discussion and analysis should be read together with the Consolidated Financial Statements and Notes included in this report. Dollar amounts contained in this discussion and elsewhere in this Annual Report on Form 10-K are in thousands, except per share amounts.
     Financial information for the acquired MPC and HRT businesses are reflected in our financial statements from each acquisition date, October 1, 2008 and April 3, 2009, respectively. As a result of the acquisitions of MPC and HRT and the sale of the F&P product line, a comparison of results for the year ended September 30, 2009 to the years ended September 30, 2008 and September 30, 2007 may not be particularly meaningful.
     References to “organic” net sales or net earnings refer to financial information of Woodward businesses excluding the businesses acquired in the MPC and HRT acquisitions, which have been integrated into the Airframe Systems business segment, and the F&P product line that was recently sold.
CRITICAL ACCOUNTING ESTIMATES
     The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1. Operations and summary of significant accounting policies, to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting positions described below are significantly affected by critical accounting estimates. Such accounting positions require significant judgments, assumptions, and estimates to be used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

     Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures to it in this Management’s Discussion and Analysis.
Revenue recognition
     Woodward generally recognizes revenue upon shipment or delivery for the sale of products that are not under long-term contracts. Delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risks and rewards of ownership. In countries whose laws provide for retention of some form of title by sellers, enabling recovery of goods in the event of customer default on payment, product delivery is considered to have occurred when the customer has assumed the risks and rewards of ownership of the products. Occasionally, Woodward transfers title of product to customers, but retains substantive performance obligations such as completion of product testing, customer acceptance or in some instances regulatory acceptance. Revenue is deferred until the performance obligations are satisfied. Identification of such performance obligations and determination that the performance obligations have been substantively fulfilled are dependent on management judgment.
     Airframe Systems revenues include performance under a number of long-term customer contracts. A number of estimates are required to determine the amount of revenue to be recognized for each reporting period, as described below.
     Within Airframe Systems, revenue from cost-reimbursable type contracts is recognized on the basis of reimbursable contract costs incurred during the period, including applicable fringe, overhead expenses, and general administrative expenses, as permitted by the specific contracts. For most cost reimbursable contracts, sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts with large upfront purchases of material, sales are calculated based on the percentage that incurred direct labor costs bear to total estimated direct labor costs. For contracts for which sufficient reliable cost projections are not available, Woodward uses the completed contract method, until such time as reliable cost projections become available. Airframe Systems does not progress bill for any services where the contract has not been completed or where the contract does not have specified milestones, unless specifically permitted by the contract.
     The Airframe Systems segment provides development services under long-term development contracts. Development services may be fully-funded or partially-funded by the customer based on the terms of the contract.
     Revenues under long-term fully-funded contracts and fixed price contracts are generally accounted for under the percentage-of-completion method as permitted by U.S. GAAP guidance for revenue recognition on construction-type and production-type contracts. Under the percentage-of-completion method, Woodward estimates profit as the difference between the total estimated revenue and the cost of a contract. Woodward then recognizes this estimated profit over the contract term based on either the costs incurred (under the cost-to-cost method, which is typically used for development effort) or the units delivered (under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances. Revenues under all cost-reimbursement contracts are recorded using the cost-to-cost method. Revenues under fixed-price contracts generally are recorded using the units-of-delivery method; however, when the contracts provide for periodic delivery after a lengthy period of time over which significant costs are incurred or when they require a significant amount of development effort in relation to total contract volume, revenues are recorded using the cost-to-cost method. For contracts for which sufficient reliable cost projections are not available, Woodward uses the completed contract method, until such time as reliable cost projections become available.
     Profits from long-term fully-funded development contracts are based on estimates of total contract cost and revenue utilizing current contract specifications, expected engineering requirements and the achievement of contract milestones, including product deliveries. Certain contracts are awarded with price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. Contract costs typically are incurred over a period of several years, and the estimation of these costs requires substantial judgment. Woodward reviews and revises these estimates periodically throughout the contract term. Revisions to contract profits are recorded when the revisions to estimated revenues or costs are made. Anticipated losses on contracts are recognized in full during the period in which the losses become probable and estimable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income. Loss provisions are first offset against costs that are included in inventories, with any remaining amount reflected in liabilities. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. As a result, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material adverse effect on the Company’s consolidated financial position or results of operations.

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
Purchase accounting
     Woodward consummated three acquisitions during fiscal 2009 for a total cost of $768,423. In addition, we sold the F&P product line acquired as part of the HRT acquisition for net proceeds of approximately $48,000. Significant assumptions and estimates, including projections of future cash flows, affect the carrying value of acquired assets and assumed liabilities, including inventories and other tangible and intangible assets. Changes in the carrying amounts of acquired assets and assumed liabilities change the carrying value of goodwill, which is not amortized for accounting purposes. Changes in the carrying amount of acquired assets and assumed liabilities also impact future costs and may subject the company to risk of future impairment of tangible and intangible assets acquired, including goodwill.
Inventory
     Inventories are valued at the lower of cost or market, with cost being determined using methods that approximate a first-in, first-out basis. Customer-specific information and contractual terms are considered when evaluating lower of cost or market considerations. The carrying value of inventory as of September 30, 2009 was $302,339. If economic conditions, customer product mix decisions or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary. We attempt to maintain inventory quantities to levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.
Post-retirement benefits
     The Company provides various benefits to certain employees through defined benefit plans and retirement healthcare benefit plans. For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions, including anticipated discount rates, rates of compensation increases, long-term return on defined benefit plan investments, and anticipated healthcare cost increases. Based on these actuarial assumptions, at September 30, 2009 our recorded liabilities include $38,173 for underfunded defined benefit pension plans and $42,427 for underfunded retirement healthcare benefit plans. Changes in net periodic expense or the amounts of recorded liabilities may occur in the future due to changes in these assumptions.
Estimates of the value of post-retirement benefit obligations, and related net periodic benefits expense, are dependent on actuarial assumptions including future interest rates, compensation rates, healthcare cost trends, and returns on defined benefit plan investments. Variances from our year end estimates for these variables could materially affect our recognized post-retirement benefit obligation liabilities. On a near-term basis, such changes are unlikely to have a material impact on reported earnings, since such adjustments are recorded to other comprehensive income and recognized into expense over a number of years. Significant changes in estimates could, however, materially affect the carrying amounts of benefit obligation liabilities, including accumulated benefit obligations, which could affect compliance with the provisions of our debt arrangements and future borrowing capacity. In light of recent global economic instability, management considers the likelihood that such assumptions may change significantly in future periods to be greater than in recent years.
Reviews for impairment of goodwill
     At September 30, 2009, we had $442,802 of goodwill, representing 26% of our total assets. We test goodwill for impairment at the reporting unit level on an annual basis as of March 31 each year, and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant reporting unit. We consider each of our operating segments to be reporting units for purposes of testing for goodwill impairment.
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
     Because our impairment analysis is partially dependent upon future cash flow projections for our operating segments, discounted at appropriate interest rates, if future sales are significantly affected by changes in the overall economy, negatively affecting future cash flows, or if interest or income tax rates change significantly from current levels, then the impairment assessment could be affected, which could materially impact our results of operations and financial position.
     The impairment test consists of comparing the estimated fair value of the reporting unit, determined using discounted cash flows, with its carrying amount including goodwill. We use discounted cash flows to estimate the fair value of each reporting unit because we think this method provides the best estimate of the total value of the reporting units. The determination of the estimated fair values of each reporting unit is dependent upon future cash flow projections for our operating segments, discounted at appropriate interest rates. For the March 31, 2009 annual impairment assessment, we assumed an 11% weighted-average cost of capital, a 3% projected growth rate for years past the timeframe of our forecasts, and an overall effective income tax rate of 33%.
     If the carrying amount of a reporting unit exceeds its estimated fair value, we would compare the implied fair value of goodwill of the reporting unit to the carrying amount of the reporting unit goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the goodwill carrying amount to its implied fair value. For the annual impairment tests of fiscal years 2009, 2008, and 2007, the estimated fair value of each reporting unit exceeded its carrying value, so no impairment was reported and we were not required to calculate the implied fair value of goodwill for any of those years.
Income taxes
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.
     During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of September 30, 2009, unrecognized gross tax benefits for which recognition has been deferred was $19,783.
     Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. As of September 30, 2009, our valuation allowance was $132.
     Our effective tax rates differ from the statutory rate primarily due to the tax impact of foreign operations, adjustments of valuation allowances, research tax credits, state taxes, and tax audit settlements.
     Our provision for income taxes is subject to volatility and could be affected by earnings that are different than anticipated in countries which have lower or higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by transfer pricing adjustments; by tax effects of share-based compensation; by costs or benefits related to intercompany restructurings; or by changes in tax laws, regulations, and accounting principles, including accounting for uncertain tax positions, or interpretations thereof. In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a significant effect on our operating results, financial condition and cash flows.

Business Environment and Trends
     The global economic downturn has impacted all of our markets, but these markets have generally shown recent signs of stability as well as improving economic conditions and market visibility. Small industrial engines and power generation equipment are early-cycle businesses that we believe may be at or near the low point of the down-cycle. Aerospace and marine transportation are later-cycle businesses that we expect to experience some additional decline before improving.
Aerospace and Defense
     In commercial aerospace, global air traffic is estimated to have declined 5% in 2009 and there was a dramatic reduction in business jet production. We believe recent improvements in passenger and freight demand, as well as financing availability, should provide some stability for OEM and aftermarket production in the second half of 2010, however, we expect business and regional jet production levels to decline further during 2010.
     In the defense markets, overall spending was up approximately 9% in 2009 and is expected to be flat in 2010. Key military programs in fixed wing, rotorcraft, and weapons systems have provided relative stability in the defense markets during this uncertain economic environment. Key programs that have been stable or growing include F/A-18 E/F, Joint Strike Fighter, and Blackhawk. Military aftermarket, tied to the support of ongoing U.S. war efforts, has been consistent throughout this cycle. We expect the demand for mature weapons guidance products to continue at their current reduced rates and to be supplemented by increased international demand, as well as the launch of next generation smart weapon systems, including enhanced guided bomb and guided rocket programs.
Industrial Turbines
     The industrial turbine market has been impacted by the economic downturn in relation to credit market availability and large capital project constraints. The aftermarket segment of the industry has been favorably impacted by service needs related to turbine installations early in the decade. These trends may continue for the near-term. Long-term power needs as well as renewable backup power should cause industrial turbines to return to more favorable growth rates when recovery is more assured.
     As power generation demand growth returns, turbines will provide a strong solution due to the inherent low emissions and fast permitting and construction times, along with the abundant availability of low cost natural gas.  Further, the gas turbines are expected to serve a critical market need in supporting renewable assets in providing fast start and load acceptance during times when renewable sources fluctuate. OEM turbine manufacturers appear to be investing in new technologies focused on emissions, part load operation, start times, and fuel flexibility.
Reciprocating Engines
     While the current economic climate has adversely affected the end markets for industrial engines this past year, industrial production and other economic indicators have shown signs of stabilization in the fourth quarter of fiscal 2009, particularly in Asia.
     Demand for small gas and diesel engines, including engines used in alternative fuel vehicles and equipment, is recovering from depressed levels as equipment manufacturers increase their production schedules. Demand is expected to stabilize and then improve for these small engines in fiscal 2010. However, demand for large gas and diesel engines is expected to decline further as the longer-cycle marine and large-scale power generation markets remain soft, consistent with reduced global trade and commercial construction activity.
     Longer term, new mandated emissions requirements across many regions and engine applications is driving demand for higher-technology control systems, as is customer demand for improved engine efficiencies. Energy policies in some countries encourage the use of natural gas and other alternative fuels over carbon-rich petroleum fuels, increasing demand for a variety of alternative engine control technologies.
Wind Energy
     Current and near-term wind turbine installations have decreased as a result of tight credit markets and governmental delay in the provision of stimulus funding and clarification of tax credit availability. The continued support of wind energy technology through the United States' stimulus package, the European Union’s Renewable Energy Directive, and China’s initiative to achieve significant renewable energy targets by 2012 indicates long-term growth for this market.
Electrical Power Generation and Distribution
     The electrical power generation and distribution markets were impacted negatively in fiscal 2009. Infrastructure project financing and governmental support of grid improvements are expected to return in fiscal 2010.

RESULTS OF OPERATIONS
Sales
     The following table presents the breakdown of consolidated net external sales by segment:

	Year Ended September 30,
	2009		2008		2007
Segment net sales:
Turbine Systems	$632,222	44%	$634,658	50%	$556,702	53%
Airframe Systems	321,956	23	—	—	—	—
Electrical Power Systems	243,146	17	289,294	23	181,366	17
Engine Systems	340,995	24	469,432	37	432,909	42

Total segment net sales	1,538,319	108	1,393,384	110	1,170,977	112

Less intersegment net sales:
Turbine Systems	(14,272)	(2)	(18,470)	(1)	(21,285)	(2)
Airframe Systems	(2,947)	(0)	—	—	—	—
Electrical Power Systems	(48,146)	(3)	(66,571)	(5)	(55,662)	(5)
Engine Systems	(42,829)	(3)	(50,139)	(4)	(51,693)	(5)

Consolidated net external sales	$1,430,125	100%	$1,258,204	100%	$1,042,337	100%

     Consolidated net external sales for the year ended September 30, 2009 increased 14% compared to fiscal 2008. Total organic net sales decreased 12% (approximately 9% excluding the effects of foreign exchange rates), largely reflecting decreased net sales in our Engine Systems business segment.
     Intersegment sales primarily reflect contract-manufacturing activity across business segments. As part of their system offerings, Turbine Systems and Engine Systems sell electronic controls manufactured by Electrical Power Systems. Engine Systems also manufactures certain components of larger systems ultimately sold by Turbine Systems. These intersegment activities have historically increased growth in our Turbine Systems and Engine Systems segments. Further integration of our Airframe Systems segment is also expected to result in the manufacture of additional electronic controls by Electrical Power Systems.
2009 Compared to 2008
     Consolidated net external sales increased 14% from fiscal 2008 to fiscal 2009 primarily related to the acquisitions of MPC and HRT. Details of the changes in consolidated net external sales are as follows:

Consolidated net external sales for year ended September 30, 2008	$1,258,204
Turbine Systems volume changes	(777)
Electrical Power Systems volume changes	(5,843)
Engine Systems volume changes	(119,334)
Acquisition of MPC and HRT (Airframe Systems)	319,009
Acquisition of MotoTron	7,229
Price changes	7,125
Foreign currency	(38,322)
Other	2,834

Consolidated net external sales for year ended September 30, 2009	$1,430,125

     Turbine Systems’ segment net sales (including intersegment sales) reflected growth in the first half of fiscal 2009 and declines in the second half of fiscal 2009 as compared to the same periods in fiscal 2008. We believe this overall trend is consistent with underlying economic market trends during the period, which have been driven by slowing deliveries of new aerospace equipment and reduced commercial airline and cargo flight miles. In particular, deliveries of business jets have slowed significantly as companies have reduced their levels of capital investment. We did, however, experience increases in sales in the industrial gas turbine market. While the overall market was generally flat, we benefited from higher demand for the production of new industrial gas turbines which included more significant Woodward content for both heavy frame and aeroderivative turbines. We also benefited from increases in related aftermarket sales as compared to last year related to the timing of repair and overhaul activities on equipment installed.
     Airframe Systems’ segment net sales (including intersegment sales): On October 1, 2008, we acquired MPC and formed the Airframe Systems segment. On April 3, 2009, we acquired HRT and added this business to our Airframe Systems segment. On August 10, 2009, we sold the F&P product line acquired as part of the HRT acquisition. Airframe Systems’ net sales included $9,620 for the F&P product line. While full year sales for this segment were not reported as part of Airframe Systems, on a comparable basis, sales were down slightly compared with the prior year. The year over year decline was driven mainly by expected significant reductions in the sales of control actuation systems for the Joint Direct Attack Munition and sales to business jet customers, consistent with the change in overall market volumes. These decreases in sales volume were offset by gains in our rotorcraft, military aircraft, and other markets. Aftermarket net sales experienced slight declines due to passenger and cargo carriers taking older aircraft out of service offset by moderate increases in the military aftermarket.
     Electrical Power Systems’ segment net sales (including intersegment sales) experienced strong growth in demand for wind converters during the first three quarters of fiscal 2009 and a significant decline during the fourth quarter of fiscal 2009 as compared to the same periods in fiscal 2008. The increase in power conversion sales was partially offset by declines in sales of demand for small and medium—sized GenSets (less than 10 megawatt) as compared to the same periods last year.
     Engine Systems’ segment net sales (including intersegment sales) decreased due to the broad declines across the transportation and power generation markets for industrial engines compared to fiscal 2008. During the fourth quarter of fiscal 2009, MotoTron was fully integrated in Engine Systems. MotoTron’s net sales have been adversely impacted by the current economic environment.
     Price changes: Selling price increases across most products in Turbine Systems and Engine Systems were in response to prevailing market conditions.
     Foreign currency exchange rates: Our worldwide sales activities are primarily denominated in U.S. dollar (“USD”), European Monetary Unit (the “Euro”), and Great Britain pound (“GBP”). As these currencies fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. During fiscal 2009, organic net sales were negatively impacted by approximately $38,000 due to changes in foreign currency exchange rates.
2008 Compared to 2007
     Consolidated net external sales increased 21% from fiscal 2007 to fiscal 2008. The increase was attributable to the following:

Consolidated net external sales for year ended September 30, 2007	$1,042,337
Turbine Systems volume changes	64,714
Electrical Power Systems volume changes	76,856
Engine Systems volume changes	13,717
Price changes	13,613
Foreign currency	46,967

Consolidated net external sales for year ended September 30, 2008	$1,258,204

     Turbine Systems’ sales volume changes: Turbine Systems’ sales performance reflected generally strong demand for our OEM offerings in the industrial and aerospace turbine markets, including our recently introduced control systems for business jets and power generation OEM and the government for military applications. This mix of aerospace growth reflects the high volume of orders for new aircraft with engines containing increased Woodward content.
     Electrical Power Systems’ sales volume changes: Demand in both the power generation and distribution and wind converter turbine markets continued to drive growth in sales of Electrical Power Systems. The growth in wind turbine converter demand was strong. The increase in Electrical Power Systems’ intercompany sales was the result of higher external sales in Turbines Systems and Engine Systems of products that incorporate electronic controls manufactured by Electrical Power Systems.
     Engine Systems’ sales volume changes: The primary drivers of the growth in sales volume for Engine Systems were increased production in the marine and alternative fuel markets as well as growth in demand in the power and process markets. Engine Systems’ sales were boosted by demand for our control systems for large, natural gas-powered on-highway vehicles, and our offerings in the marine market.
     Price changes: Selling price increases were implemented across most products in Turbine Systems and Engine Systems impacting spares and components used in the aerospace aftermarket. These selling price changes were in response to prevailing market conditions as prices fluctuated for commodities used to produce mechanical, electrical, or electromagnetic components.
     Foreign currency exchange rates: Our worldwide sales activities are primarily denominated in USD, Euro, and GBP. As these currencies fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. During fiscal 2008, approximately 22% of the increase in net external sales was due to changes in the foreign currency exchange rates.
Costs and Expenses
     The following table presents costs and expenses:

	Year Ended September 30,
		% of Net		% of Net		% of Net
	2009	Sales	2008	Sales	2007	Sales
Net sales	$1,430,125	100.0%	$1,258,204	100.0%	$1,042,337	100.0%

Cost of goods sold	$1,029,095	72.0%	$882,996	70.2%	$728,820	69.9%
Selling, general, and administrative expenses	128,682	9.0	115,399	9.2	111,297	10.7
Research and development costs	78,536	5.5	73,414	5.8	65,294	6.3
Amortization of intangible assets	26,120	1.8	6,830	0.5	7,496	0.7
Restructuring charges	15,159	1.1	—	—	—	—
Interest and other income	(4,212)	(0.3)	(6,805)	(0.5)	(7,790)	(0.8)
Interest and other expenses	34,333	2.4	4,460	0.4	5,232	0.5

Consolidated costs and expenses	$1,307,713	91.5%	$1,076,294	85.6%	$910,349	87.3%

     2009 Compared to 2008
     Cost of goods sold increased 17% primarily as a result of the acquisitions of MPC and HRT. Details of changes in cost of goods sold are as follows:

Cost of goods sold for the year ended September 30, 2008	$882,996
Decrease in organic sales volume	(95,376)
Foreign currency	(25,605)
Changes in product mix	6,185
Addition of MPC and HRT (Airframe Systems)	248,681
Acquisition of MotoTron	9,788
Other	2,426

Cost of goods sold for the year ended September 30, 2009	$1,029,095

     Gross margins, calculated as net sales less cost of goods sold divided by net sales, decreased to 28.0% for the year ended September 30, 2009 compared to 29.8% for the year ended September 30, 2008. The decrease in gross margins reflects charges related to purchase accounting inventory step-up adjustments of $12,500 related to HRT and $2,900 related to MPC, change in product mix, and the addition of MPC and HRT businesses, which generally have lower gross margins than our organic businesses.

     Our foreign locations purchase goods and incur labor and facility overhead costs primarily in Euro and GBP. The change in the foreign currency exchange rates to USD resulted in decreased costs during fiscal 2009 as compared to fiscal 2008.
     Selling, general, and administrative (“SG&A”) expenses increased 12%, attributable to the following:

SG&A for the year ended September 30, 2008	$115,399
Addition of MPC and HRT (Airframe Systems)	33,369
Variable compensation	(6,791)
Foreign currency	(5,537)
Savings related to workforce management	(2,655)
Other	(5,103)

SG&A for the year ended September 30, 2009	$128,682

     Selling, general, and administrative expenses decreased as a percent of sales year-to-year to 9.0% in fiscal 2009 from 9.2% in fiscal 2008. Selling, general, and administrative expenses increased primarily from the addition of MPC and HRT, offset by decreases in foreign currency exchange rates and decreases in variable compensation, which is based on companywide performance factors for the entire fiscal year. Savings related to workforce management reflect the impact of the reduced workforce.
     Research and development costs increased 7%, attributable to the following:

Research and development for the year ended September 30, 2008	$73,414
Addition of MPC and HRT (Airframe Systems)	9,036
Foreign currency translation	(931)
Savings related to workforce management	(1,350)
Variable compensation	(5,824)
Other	4,191

Research and development for the year ended September 30, 2009	$78,536

     Research and development costs decreased as a percent of sales year-to-year to 5.5% in fiscal 2009 from 5.8% in fiscal 2008. Research and development costs increased in the year ended September 30, 2009, as compared to the year ended September 30, 2008, reflecting the addition of MPC and HRT, partially offset by a decrease in variable compensation, which is based on companywide performance factors. Savings related to workforce management reflect the impact of the reduced workforce. Our current level of spending is consistent with our strategy of continuing to invest in future technologies.
     Turbine Systems is developing components and systems that we believe will be instrumental in helping our customers achieve their objectives of lower fuel consumption, lower weight, reduced emissions, and improved operating economics. We collaborate closely with our customers early in their technology development and preliminary design stages to provide products that deliver the necessary component and system performance for commercial launch. Some technology development programs begin years before an expected entry to service, such as those for next-generation commercial aircraft engines and the next generation of industrial gas and steam turbine applications. We are currently working on joint technology demonstration and/or production contracts for next generation applications with GE Aviation and Pratt & Whitney in the aircraft market and with GE Energy, Pratt & Whitney Power Systems and Siemens in the industrial market.
     Other development programs result in nearer-term commercial launches associated with new OEM offerings, product upgrades, or product replacements on existing turbine programs. These nearer-term programs frequently provide opportunities for us to advance our technological capabilities as we provide technologies to assist customers in satisfying increasingly stringent turbine requirements for both aircraft and industrial markets. Our development efforts support a wide range of turbine applications, including both commercial and military engines of various thrust sizes in the aircraft market, and industrial turbine power plants, oil and gas production facilities, and military marine applications in industrial markets. As a result of these investments, we are represented in many of the world’s significant recent turbine launches and high-profile turbine development programs.
     Airframe Systems is developing highly integrated and advanced cockpit control and actuation systems and components for motion control and sensing in the weapons, aerospace, and defense markets. The aerospace industry has moved toward more electric (“fly-by-wire”), lighter weight aircraft, while demanding increased reliability and redundancy. Airframe

Systems invests in development programs to address the anticipated requirements of the industry and our customers. These development programs include integrated electromechanical sensor and actuation solutions to support the more electric aircraft effort, technology to use composites for weight reductions in large hydraulic actuation systems, and technologies to provide fault tolerant capabilities for component, sensor, and actuation systems. In addition, Airframe Systems is developing an expanded family of cockpit control products (including throttle and rudder controls) with both conventional and fly-by-wire technology.
     Electrical Power Systems is developing a multi-megawatt (“MW”) class for turbines of 2 MW to 6 MW, both for on-shore and off-shore-applications for wind power applications in its power conversion division. Modular product platforms are being extended to various customer applications and world regions. New research and development projects are focusing on full-scale-converters for applications with permanent magnet generators. The power generation division is focusing on extending the product portfolio of Genset Controls for the parallel and non parallel market and switchgear controls. Various product derivatives have been launched to meet the customers’ needs in the different world regions. Our power distribution division is finalizing the new generation of protection and control relays for medium-voltage applications and is modernizing the self powered protection relay line.
     Engine Systems continues to develop more efficient, cleaner technologies, including integrated control systems and system components that allow our OEM customers to cost-effectively meet mandated exhaust emissions regulations, ever increasing fuel efficiency demands, a choice of fuel sources, and support global infrastructure requirements. Development projects include advanced fuel injection pumps and injectors for low-emission, high efficiency diesel engines used in marine and power generation applications, automated regeneration systems for filters that remove particulates from diesel exhaust, and control systems for alternative-fuel buses and trucks.
     Amortization of intangible assets as a percent of sales was 1.8% for the year ended September 30, 2009, as compared to 0.5% for the same period last year reflecting higher levels of amortization expense related to $300,371 of intangible assets acquired with MPC, MotoTron, and HRT, and the disposition of $13,044 of intangible assets sold with the F&P product line in April 2009.
     Restructuring and other charges resulted from a number of initiatives we have been implementing aimed at improving our margins through cost reduction and efficiency enhancements. The savings were primarily related to direct and indirect expenses, selling, general, and administrative expenses, and facility rationalization.
     We recognized non-acquisition related restucturing and other charges totaling $15,159 during the three months ended March 31, 2009. No restructuring costs were incurred in the year ended September 30, 2008. The main components of the charges included $14,254 of workforce management related costs associated with voluntary early retirements and involuntary separations impacting approximately 450 employees in connection with a strategic realignment of global workforce capacity. Charges totaling $905 were accrued for an impairment loss related to the sale of a building that was vacated. While we expect these efforts to have a significant impact on our cost structure, the outcome of these efforts may not reduce our costs as quickly or as effectively as planned.
     Restructuring charges of $10,106 related to the MPC acquisition, which were accrued in the opening balance sheet, include a number of items such as workforce management, costs associated with integrating similar operations, vacating certain facilities, and the cancellation of some contracts. By the end of the fourth quarter, approximately $8,201 had been incurred related to these actions, which included staffing reductions totaling aproximately 360 MPC employees. These restructuring charges and related actions are expected to provide for future cost reductions and other earnings improvements.
     Restructuring charges of $7,500 related to the HRT acquisition, which were accrued in the opening balance sheet, are expected to include a number of items such as workforce management, costs associated with integrating similar operations, vacating certain facilities, and the cancellation of some contracts. No costs had been incurred as of September 30, 2009 related to these actions. These restructuring charges and related actions are expected to provide for future cost reductions and other earnings improvements.
     Interest expense as a percent of sales was 2.4% for the year ended September 30, 2009, as compared to 0.3% for the same period last year reflecting $400,000 of long-term debt issued in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, and $220,000 of long-term debt issued in April 2009 and $105,000 of borrowings from the revolving credit facility incurred in April 2009, which was used primarily to finance the HRT acquisition.

2008 Compared to 2007
     Cost of goods sold increased 21% attributable to the following:

Cost of goods sold for the year ended September 30, 2007	$728,820
Increase in sales volume	96,314
Foreign currency	32,393
Changes in product mix	13,628
Increased non-volume related freight and product expediting costs	4,809
Other	7,032

Cost of goods sold for the year ended September 30, 2008	$882,996

     Gross margins were approximately flat at 29.8% for the year ended September 30, 2008 compared to 30.1% for the year ended September 30, 2007. The small decrease in gross margins reflected a change in product mix and increased operating costs associated with productivity enhancements and supply chain constraints.
     Our foreign locations purchased goods primarily in Euro and GBP. The change in the foreign currency exchange rates to USD resulted in increased costs during fiscal 2008 as compared to fiscal 2007.
     Selling, general, and administrative expenses increased 4%, attributable to the following:

SG&A for the year ended September 30, 2007	$111,297
Accruals for legal and arbitration matters	(4,429)
Variable compensation	2,070
Stock-based compensation expense	628
Foreign currency	4,205
Other	1,628

SG&A for the year ended September 30, 2008	$115,399

     Selling, general, and administrative expenses decreased as a percent of sales year-to-year from 10.7% in fiscal 2007 to 9.2% in fiscal 2008. Selling, general, and administrative expenses increased primarily from increases in foreign currency exchange rates, increased variable compensation, and costs incurred to open new locations, partially offset by a reduction in costs related to legal and arbitration matters.
     We accrue for individual legal matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
     Research and development costs increased 12%, attributable to the following:

Research and development for the year ended September 30, 2007	$65,294
Turbine Systems development activities	2,401
Electrical Power Systems development activities	2,828
Engine Systems development activities	2,891

Research and development for the year ended September 30, 2008	$73,414

     Research and development costs decreased as a percent of sales year-to-year from 6.3% in fiscal 2007 to 5.8% in fiscal 2008. Research and development costs increased in the year ended September 30, 2008, as compared to the year ended September 30, 2007, reflecting higher levels of development activity.

Earnings

For the years ended September 30,	2009	2008	2007
Turbine Systems	$136,120	$128,930	$95,953
Airframe Systems	11,023	—	—
Electrical Power Systems	35,891	42,303	20,294
Engine Systems	18,454	43,737	48,384

Total segment earnings	201,488	214,970	164,631
Nonsegment expenses	(46,578)	(31,346)	(31,720)
Interest expense and income, net	(32,498)	(1,714)	(923)

Consolidated earnings before income taxes	122,412	181,910	131,988
Income tax expense	(28,060)	(60,030)	(33,831)

Consolidated net earnings	$94,352	$121,880	$98,157

The following table presents earnings by segment as a percent of segment net sales, including intersegment sales.

For the years ended September 30,	2009	2008	2007
Turbine Systems	21.5%	20.3%	17.2%
Airframe Systems	3.4	—	—
Electrical Power Systems	14.8	14.6	11.2
Engine Systems	5.4	9.3	11.2
     Organic net earnings decreased approximately 16% excluding the effects of foreign currency exchange rates for the year ended September 30, 2009 as compared to last year.
2009 Compared to 2008
     Turbine Systems segment earnings increased 6%, attributable to the following:

Earnings for the year ended September 30, 2008	$128,930
Sales volume changes	(361)
Selling price changes	6,379
Sales mix	(7,551)
Changes in variable compensation	13,559
Cost inflation	(3,930)
Foreign currency	(1,770)
Savings related to workforce management	4,230
Other, net	(3,366)

Earnings for the year ended September 30, 2009	$136,120

     Turbine Systems’ segment earnings increased in the first half of fiscal 2009 and decreased in the second half of fiscal 2009 as compared to the same periods in fiscal 2008. Sales of systems and components for aircraft turbine markets followed this pattern, which was somewhat softened by higher sales in industrial gas turbine markets throughout the year. This change in the sales mix reduced earnings, as our gross margins are generally higher for sales in the aerospace market as compared to the industrial markets. We reduced our headcount and implemented other initiatives during 2009 to ensure that our cost structure was aligned with the lower level of sales during the second half of the year. Selling price changes, which were made in response to prevailing market conditions, offset material cost inflation for the year. Variable compensation expense, which is based on companywide performance factors, was lower in 2009 than in 2008.
     Airframe Systems’ segment earnings totaled $11,023 for the year ended September 30, 2009. The segment earnings for the year reflect the impact of purchase accounting inventory step-up adjustments of $2,900 related to MPC and $12,500 related to HRT, and $19,551 in amortization of intangibles related to the MPC and HRT acquisitions, all of which are non-cash charges. Our Airframe Systems integration is expected to contribute to improved profitability, broader control system content, and better aftermarket presence and support. Airframe Systems has begun to realize anticipated cost savings and operational integration of MPC and HRT is proceeding consistently with our expectations.
     Electrical Power Systems segment earnings decreased 15%, attributable to the following:

Earnings for the year ended September 30, 2008	$42,303
Sales volume changes	(4,732)
Selling price changes	(651)
Sales mix	1,580
Changes in variable compensation	3,535
Increased labor costs	(2,834)
Foreign currency	(4,205)
Savings related to workforce management	1,641
Other, net	(746)

Earnings for the year ended September 30, 2009	$35,891

     Wind converter sales showed modest growth during the year ended September 30, 2009 as compared to the prior year, excluding the effects of foreign currency exchange rates. This growth was offset by declines in sales of products related to power generation and distribution. A change in sales mix and changes in the external market put pressure on margins. Segment earnings were favorably affected by previously taken actions to manage costs, partially offset by unfavorable effects of foreign currency exchange rates. During fiscal 2009, the unfavorable changes in the Euro exchange rate resulted in a 12% net decrease in earnings. During the first two quarters of fiscal 2009, labor costs increased to support the sales growth. Electrical Power Systems was slower to feel the impact of the restructuring activities due to the employment laws in the affected countries of operation.
     Engine Systems segment earnings decreased 58%, attributable to the following:

Earnings for the year ended September 30, 2008	$43,737
Sales volume changes	(54,215)
Selling price changes	1,397
Sales mix	1,408
Changes in variable compensation	10,000
Foreign currency	(1,254)
Decreased infrastructure and overhead related expenses	2,933
Decrease in freight and duty	5,157
Savings related to workforce management	9,500
Other, net	(209)

Earnings for the year ended September 30, 2009	$18,454

     The decrease in earnings in Engine Systems was the result of lower sales volumes attributable to broad declines across the major end markets for industrial engines. Expense reductions from restructuring, reduced infrastructure and overhead spending, variable compensation changes, and lower freight and duty expenses due to lower volumes and lower global fuel costs, all provided a partial offset to the volume driven earnings decline. During fiscal 2009, the changes in foreign currency exchange rates resulted in an 7% net decrease in earnings. Global fuel costs have declined significantly since September 30, 2008. Future volatility in fuel costs may impact future earnings results.

     Nonsegment expenses increased 49% in fiscal 2009 as compared to fiscal 2008, attributable to the following:

Nonsegment expenses for the year ended September 30, 2008	$31,346
Restructuring and other charges	15,159
Variable compensation	(2,552)
Other	2,625

Nonsegment expenses for the year ended September 30, 2009	$46,578

     Excluding the effect of the $15,159 of restructuring and other charges, nonsegment expenses increased to $31,419, or 2.2% of current year net sales, compared to 2.5% of net sales in fiscal 2008. Variable compensation expense, which is based on company-wide performance factors, was lower in 2009 than in 2008.
     Income taxes were provided at an effective rate on earnings before income taxes of 22.9% in fiscal 2009 compared to 33.0% in fiscal 2008. The change in the effective tax rate was attributable to the following (as a percent of earnings before income taxes):

Effective tax rate at September 30, 2008	33.0%
Adjustments of the beginning-of-the year balance of valuation allowances for deferred tax assets	1.5
Change in estimate for previous periods and settlements with tax authorities	(5.4)
Research credit in fiscal 2009 as compared to fiscal 2008	(2.8)
Retroactive extension of research credit	(1.7)
Foreign tax rate differences	(2.1)
Other changes, net	0.4

Effective tax rate at September 30, 2009	22.9%

     Income taxes for both fiscal 2009 and fiscal 2008 were affected by changes in estimates of income taxes for previous years. In both years, the changes were primarily related to settlements and resolutions of income tax matters. These changes reduced the effective tax rate for fiscal 2009 by approximately 7% of pretax earnings.
     The effective tax rate comparison between fiscal 2009 and fiscal 2008 was also affected by the retroactive extension of the tax credit for increasing research activities available in fiscal 2009 but not in fiscal 2008. Among the other changes in our effective tax rate were the effects of changes in the relative mix of earnings by tax jurisdiction.
     Interest expense and income, net increased to $32,498 during fiscal 2009 from $1,714 during fiscal 2008 reflecting $400,000 of long-term debt issued in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, and $220,000 of long-term debt issued in April 2009 and $105,000 of borrowings from the revolving credit facility incurred in April 2009, which was used primarily to finance the HRT acquisition.
2008 Compared to 2007
     Turbine Systems segment earnings increased 34%, attributable to the following:

Earnings for the year ended September 30, 2007	$95,953
Sales volume changes	22,795
Selling price changes	8,726
Sales mix	(5,993)
Foreign currency	731
Other, net	6,718

Earnings for the year ended September 30, 2008	$128,930

     The increase in segment earnings of Turbine Systems was principally the result of a modest increase in sales volume over the prior year, and reflected a stronger mix of OEM aerospace products compared to recent quarters. Sales volume increased due to higher demand for OEM, military, commercial aftermarket, and industrial turbine products. Selling price increases primarily affected spares and components used in the aerospace aftermarket. Turbine Systems’ net earnings were negatively affected by an unfavorable product mix compared to the prior year resulting from greater growth of OEM sales relative to aftermarket sales. Program wins and stronger market conditions for our OEM customers resulted in faster growth to OEMs as compared to our aftermarket customers. Our aftermarket pricing catalog is in GBP while much of our costs are in USD. Earnings increased 1% as a result of changes in GBP foreign currency exchange rates during fiscal 2008.
     Electrical Power Systems segment earnings increased 108%, attributable to the following:

Earnings for the year ended September 30, 2007	$20,294
Sales volume changes	19,118
Selling price changes	1,496
Sales mix	(2,110)
Foreign currency	5,883
Other, net	(2,378)

Earnings for the year ended September 30, 2008	$42,303

     The improvement in segment earnings reflects the integration of our acquisition in October 2006 of Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (“SEG”). Sales volume is higher due to converter products sold into wind power applications. A change in sales mix and changes in the external market put pressure on margins. Segment earnings were affected by foreign currency exchange rates primarily as a result of the change in the Euro against the USD during fiscal 2008. A significant portion of Electrical Power Systems’ sales and many costs are transacted in Euro which is then translated into USD for financial statement purposes. Also, a significant portion of Electrical Power Systems’ product costs are incurred in USD which contributed to increased margins on sales denominated in Euros. During fiscal 2008, the favorable changes in the Euro resulted in a 29% net increase in earnings.
     Engine Systems segment earnings decreased 10%, attributable to the following:

Earnings for the year ended September 30, 2007	$48,384
Sales volume changes	5,106
Selling price changes	3,391
Sales mix	(5,525)
Foreign currency	562
Increased non-volume related freight and product expediting costs	(4,809)
Other, net	(3,372)

Earnings for the year ended September 30, 2008	$43,737

     Sales volume increases were primarily in the power generation and marine markets. Selling price increases across most product lines offset increased material costs. Engine Systems also experienced an unfavorable sales mix compared to the prior year. Engine Systems sells, manufactures, and purchases product in several currencies including USD, Euro, CNY, Yen, and GBP. The percentage of sales in a particular foreign currency may be significantly different from the percentage of costs incurred in that currency. During fiscal 2008, the changes in foreign currency exchange rates resulted in a 1% net increase in segment earnings.
     The increased freight costs were the result of increased expediting costs associated with supply chain constraints, product line moves, and fuel surcharges related to increased global fuel costs. Global decline in carrying capacity could lead to increased global freight costs and may adversely impact future earnings results.
     Nonsegment expenses decreased 1% in 2008 as compared to 2007, attributable to the following:

Nonsegment expenses for the year ended September 30, 2007	$31,720
Accruals for legal matters and arbitration	(4,376)
Stock-based compensation expense	739
Other	3,263

Nonsegment expenses for the year ended September 30, 2008	$31,346

     Among the other factors affecting nonsegment expenses are normal variations in legal and other professional services. We accrue for individual legal matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. For more information about contingencies, see Note 20. Contingencies, to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Financial Data.”
     Income taxes were provided at an effective rate on earnings before income taxes of 33.0% in fiscal 2008 compared to 25.6% in fiscal 2007. The change in the effective tax rate was attributable to the following (as a percent of earnings before income taxes):

Effective tax rate at September 30, 2007	25.6%
Adjustments of the beginning-of-year balance of valuation allowances for deferred tax assets	(1.5)
Change in estimates of taxes for previous periods and audit settlements in 2008 as compared to 2007	9.0
Research credit in 2008 as compared to 2007	2.1
German tax law changes	(2.3)
Other changes, net	0.1

Effective tax rate at September 30, 2008	33.0%

     The fiscal 2008 change in the beginning-of-year valuation allowances reduced income tax expense by $2,689. We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in our judgments. In fiscal 2008, additional objective evidence became available regarding earnings in tax jurisdictions that have unexpired net operating loss carryforwards that affected our judgment about the valuation allowance. Income taxes for fiscal 2008 were affected by changes in estimates of income taxes for previous years. The changes were primarily related to settlements and resolutions of income tax matters. These changes reduced the effective tax rate for fiscal 2008 by approximately 1% of pretax earnings.
     The effective tax rate comparison between fiscal 2008 and fiscal 2007 was also affected by the retroactive extension of the tax credit for increasing research activities available in fiscal 2007 but not in fiscal 2008. This credit expired on December 31, 2007. Another retroactive extension was approved in October 2008 that benefited our effective tax rate in fiscal 2009. Among the other changes in our effective tax rate were the effects of changes in the relative mix of earnings by tax jurisdiction.
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
     Historically, we have been able to finance the ongoing business, including capital expenditures and product development, with cash flow provided by operating activities. We expect that cash generated from our operating activities will continue to fund our operating needs in the near term. In the event we are unable to generate sufficient cash flows from operating activities, we have a revolving credit facility comprised of unsecured financing arrangements with a syndicate of U.S. banks totaling $225,000, with an option to increase the amount to $350,000, subject to the lenders’ participation. On April 3, 2009, we borrowed $105,000 under the revolving credit facility to finance a portion of the HRT acquisition, all of which had been repaid as of September 30, 2009. In addition, we have various foreign lines of credit tied to net amounts on deposit at certain foreign financial institutions, which are generally reviewed annually for renewal. Historically, we have used borrowings under these foreign lines of credit to finance certain local operations.
     The additional debt incurred in connection with the MPC and HRT acquisitions could make it more difficult for us to meet financial covenants contained in our debt agreements and has limited the amount of additional debt we can incur. At September 30, 2009, we were in compliance with the financial covenants under our existing long-term debt agreements and revolving credit facility.

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
     We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities. However, we could be adversely affected if our banks supplying our short-term borrowing requirements refuse to honor their contract commitments, cease lending, or declare bankruptcy. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability.
Assets

	September 30,
	2009	2008
Turbine Systems	$344,789	$378,021
Airframe Systems	801,300	—
Electrical Power Systems	135,808	133,928
Engine Systems	200,226	235,604

Total segment assets	1,482,123	747,553
Nonsegment assets	214,299	179,464

Consolidated total assets	$1,696,422	$927,017

     Turbine Systems’ segment assets decreased $33,232 during 2009, reflecting lower accounts receivable, net property, plant and equipment, and inventories. Collections of accounts receivables exceeded customer billings as a result of the timing of sales, which was higher at the end of 2008 than in 2009. Capital expenditures were lower than depreciation expense during 2009 due to a focus on optimizing the use of existing fixed assets to meet business needs rather than acquiring new assets. We also sold a facility that housed an operation that will be consolidated into a nearby existing facility. Finally, incoming raw materials relative to sales has slowed to more accurately align inventories with current sales demand.
     Airframe Systems’ segment assets increased during 2009 due to the formation of the business segment from the acquisitions of MPC and HRT. During the period of operations since the acquisitions, Airframes Systems segment assets have decreased as a result of lower inventories, intangible assets, and property, plant, and equipment, with accounts receivable remaining relatively stable. The decrease in inventory was primarily due to amortization of purchase price adjustments and supply chain management of material receipts. The decrease in intangible assets was due to amortization expense. The decrease in property, plant, and equipment was due to depreciation expense outpacing capital expenditures.
     Electrical Power Systems segment assets increased $1,880 during fiscal 2009 due to the investment in the Krakow, Poland facility and the expansion of wind converter production in Colorado and China. Inventory increased to meet sales demand. Accounts receivable decreased as a result of the timing of sales, which was higher at the end of fiscal 2008 than in fiscal 2009, and increased collection efforts.
     Engine Systems segment assets decreased by $35,378 during the year ended September 30, 2009 compared to the same period in fiscal 2008 due to lower levels of accounts receivable and inventory resulting from year over year decreases in sales volumes. Capital expenditures were lower than depreciation expense during the year ended September 30, 2009.
     Nonsegment assets increased $34,835 during 2009 primarily due to increases in deferred taxes and debt issuance costs. The debt issuance costs are related to the $400,000 of long-term debt issued in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with those acquisitions, and $220,000 of long-term debt issued in April 2009 and $105,000 of borrowings from the revolving credit facility incurred in April 2009, which was used primarily to finance the acquisition of HRT. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.

Other Balance Sheet Measures

	September 30,
	2009	2008
Working capital	$434,166	$369,211
Long-term debt, less current portion	526,771	33,337
Other liabilities	112,287	67,695
Stockholders’ equity	709,238	629,628
     Working capital (current assets less current liabilities) increased by $64,955 primarily as a result of the working capital added through the acquisitions of MPC, MotoTron, and HRT, as discussed in Note 4. Business acquisitions and dispositions, to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”
     Long-term debt, less current portion increased in 2009, as a result of the issuance of $400,000 of long-term debt in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, including the repayment of certain obligations associated with those acquisitions, and $220,000 of long-term debt issued in April 2009 which was used primarily to finance the acquisition of HRT. See additional discussion in Note 11. Long-term debt to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”
     We have a $225,000 revolving credit facility, with an option to increase the amount to $350,000, subject to the lenders’ participation. In addition, we have additional short-term borrowing capabilities under various foreign lines of credit tied to net amounts on deposit at certain foreign financial institutions, which are generally reviewed annually for renewal. There were no borrowings under our revolving credit facility outstanding as of September 30, 2009 and September 30, 2008. Aggregate borrowings under our foreign lines of credit were $0 and $4,031 as of September 30, 2009 and September 30, 2008.
     The debt agreements contain customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements. We were in compliance with all debt covenants at September 30, 2009.
     Provisions of the debt agreements also include covenants customary to such agreements that require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow ratio, and a maximum ratio of consolidated debt to EBITDA.
     Other liabilities at September 30, 2009 include obligations for $38,173 of underfunded defined benefit pension plans and $42, 427 of underfunded retirement healthcare benefit plans. Required contributions to the plans in 2010 are expected to be $8,519. Actual required contributions will vary depending on, among other things, benefit payment experience, return on invested assets, changes in healthcare cost trends, and changes in U.S. or overseas regulatory environments.
     In connection with the acquisition of HRT, we recorded approximately $50,952 of estimated pension benefit obligations related to a Textron-sponsored defined benefit plan that will be assumed by a Woodward defined benefit plan established for certain HRT employees (the “Woodward HRT Plan”), net of approximately $40,126 of the estimated related pension plan assets to be transferred directly to the trustee of the Woodward HRT Plan by the trustee of the related Textron-sponsored defined benefit plan. The value of the pension plan assets transferred was equal to the present value of the accumulated benefit obligation as of the April 3, 2009, the date of the HRT acquisition, based upon certain actuarial assumptions described in the acquisition agreement as adjusted for investment earnings and benefit payments between the date of the acquisition and the actual date of the funds transfer. Also, in connection with the acquisition of HRT, we assumed a retirement healthcare benefit obligation of approximately $2,251.
     Commitments and contingencies at September 30, 2009, include various matters arising from the normal course of business.
     We are currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
     In addition, MPC Products, one of our recently acquired subsidiaries, has been subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005, and related administrative actions by the DOD. In October 2009, MPC Products reached an agreement with the DOJ to resolve the criminal and civil claims related to the investigation. As part of the settlement of the civil claims, MPC Products paid approximately $22,500 in compensation.

The civil settlement was approved by the District Court on October 7, 2009. In connection with the settlement of the criminal claims, on November 4, 2009, MPC Products pled guilty to one count of wire fraud related to its pre-June 2005 government contract pricing practices, and agreed to pay a fine of $2,500. Pursuant to the plea agreement, MPC Products was also placed on probation for two years. The criminal case plea agreement and sentencing were approved by the District Court, concluding the DOJ’s investigation of these matters.
     MPC Products’ government contract pricing practices after June 2005 were not the subject of the investigation, nor was MPC Products’ product quality. Prior to our acquisition of MPC Products, MPC Products implemented changes to address the accounting issues raised in the government investigation. MPC Products’ current accounting system has been in place for over four years and is approved by the Defense Contract Audit Agency. In addition to the changes implemented by MPC Products prior to the acquisition, Woodward has made significant progress since the acquisition in the integration of Woodward’s policies and system of internal controls at MPC Products.
     On October 7, 2009, Woodward and MPC Products entered into a three-year administrative agreement with the DOD. The administrative agreement lifted a suspension of MPC Products from receiving government contracts, which was in place from July 8, 2009 until October 7, 2009. Accordingly, MPC Products is again fully eligible to bid, receive and perform on U.S. government contracts. The administrative agreement requires, among other things, that Woodward and its affiliates, including MPC Products, implement certain enhancements to existing ethics and compliance programs and make periodic reports to the DOD.
     The purchase price we paid in connection with the acquisition of MPC was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above.
     We are involved in various litigation arising in the normal course of business including proceedings based on product liability claims, workers’ compensation claims, and alleged violations of various environmental laws. The Company is partially self-insured in the U.S. for healthcare and workers compensation up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities. While the outcome of pending proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these proceedings will not have a material adverse effect on our liquidity, financial condition, or results of operations.
     In the event of a change in control of the Company, as defined in certain executive officers’ employment agreements, we may be required to pay termination benefits to such executive officers.
     Stockholders’ equity at September 30, 2009, increased $79,610 or 13% over the prior fiscal year. Increases due to net earnings and sales of treasury stock during the periods were partially offset by cash dividend payments.
     In July 2006, the Board of Directors authorized the repurchase of up to $50,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period (the “2006 Authorization”) and in September 2007, the Board of Directors authorized a new stock repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in October 2010 (the “2007 Authorization”).
     Share purchases of treasury stock totaled to $39,801 in fiscal 2008 and $50,952 in fiscal 2007. We made no purchases under the 2007 Authorization during fiscal 2009. The balance remaining at both September 30, 2009 and September 30, 2008 on the 2007 authorization is $168,075. The 2006 Authorization was closed in fiscal 2008.
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

     Cash Flows

	Year Ended September 30,
	2009	2008	2007
Net cash provided by operating activities	$218,652	$125,354	$117,718
Net cash used in investing activities	(714,130)	(35,909)	(67,048)
Net cash provided by (used in) financing activities	487,940	(48,904)	(66,496)
Effect of exchange rate changes on cash and cash equivalents	(1,432)	(2,343)	3,743

Net change in cash and cash equivalents	(8,970)	38,198	(12,083)
Cash and cash equivalents at beginning of period	109,833	71,635	83,718

Cash and cash equivalents at end of period	$100,863	$109,833	$71,635

2009 Compared to 2008
     Net cash flows provided by operating activities increased by $93,298 compared to fiscal 2008, primarily due to an increase in depreciation and amortization expense resulting from the assets recorded in connection with the acquisitions of MPC, HRT, and MotoTron, and a decrease in working capital resulting from managing our accounts receivable and inventory during this difficult economic period, partially offset by a decrease in net earnings.
     As credit and the economy tighten, we believe adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe that the restructuring and other cost reduction actions we have taken will continue to generate cash flow from operations. We generated approximately $25,000 in cost savings as a result of our restructuring activities during fiscal 2009. We believe that this level of cash generation, together with our existing current assets and available borrowings, will adequately support our operations and the strategic initiatives we have identified.
     Net cash flows used in investing activities increased by $678,221 compared to fiscal 2008, primarily as a result of the acquisitions of MPC, MotoTron, and HRT, partially offset by the proceeds from the sale of the F&P product line during fiscal 2009.
     Capital expenditures decreased by $8,569 in fiscal 2009 compared to fiscal 2008. We intend to remain focused on our low cost strategy, continuing our expansion in Poland, and supporting our wind growth through expansions in Colorado and China.
     Future capital expenditures are expected to be funded through cash flows from operations, borrowings under our revolving credit facility, and available foreign lines of credit.
     Net cash flows provided by financing activities increased by $536,844 compared to fiscal 2008, primarily as a result of $620,000 of debt issued to acquire MPC, MotoTron, and HRT, partially offset by payments on long-term debt and debt finance costs, as compared to fiscal 2008.
     Overall, cash and cash equivalents decreased by $8,970 during fiscal 2009 to $100,863 at September 30, 2009. As a result of the increases in long-term debt and short-term borrowings, our debt to total capitalization ratio was 44.7% as of September 30, 2009, compared to 7.2% as of September 30, 2008. Share purchases of treasury stock totaled approximately $866 in fiscal 2009 compared with $39,801 in fiscal 2008.
2008 Compared to 2007
     Net cash flows provided by operating activities increased by $7,636 compared to fiscal 2007, primarily due to an increase in net earnings and collections of income tax refunds, partially offset by an increase in working capital to support our growing business.
     Net cash flows used in investing activities decreased by $31,139 compared to fiscal 2007, primarily as a result of a business acquisition during fiscal 2007.
     Capital expenditures increased by $5,532 in fiscal 2008 compared to fiscal 2007 as we began to modernize the Loves Park facility in Illinois.
     Net cash flows used in financing activities decreased by $17,592 from fiscal 2007, primarily as a result of reduced repurchases of treasury stock in fiscal 2008 and increases in excess tax benefits from stock compensation compared to fiscal 2007.

     Overall, cash and cash equivalents increased by $38,198 during fiscal 2008 to $109,833 at year end. The debt to total capitalization ratio was 7.2% as of September 30, 2008, compared to 10.9% as of September 30, 2007. Share purchases of treasury stock totaled approximately $39,801 in fiscal 2008 compared with $50,952 in fiscal 2007.
Off-Balance Sheet Arrangements and Contractual Obligations
Contractual Obligations
     A summary of our consolidated contractual obligations and commitments as of September 30, 2009 is as follows:

Year ending September 30,	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt principal	$45,441	$36,441	$18,385	$7,500	$214,375	$250,000
Interest on debt obligations	29,113	27,296	26,226	25,705	17,352	51,209
Operating leases	8,032	7,097	5,065	4,274	3,891	12,032
Payments to customers	3,075	—	—	—	—	—
Purchase obligations	152,339	15,284	3,001	308	—	—
Other	236	—	—	—	—	19,547

Total	$238,236	$86,118	$52,677	$37,787	$235,618	$332,788

     Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery, and termination liability.
     Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect as of September 30, 2009. See Note 11. “Long-term debt,” to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data” for further details on our long-term debt.
     Payments to customers reflect contractual payment obligations, which may be subsequently recovered, and exclude payments of future rebate obligations to customers that will likely be paid in connection with future sales activity.
     The other obligations amount represents our best reasonable estimate for uncertain tax positions at this time and may change in future periods, as the timing of the payments and whether such payments will actually be required cannot be reasonable estimated.
     The above table does not reflect the following items:
•	Contributions to our retirement pension benefit plans, which we estimate will total approximately $5,750 in 2010. As of September 30, 2009 our pension plans were underfunded by $38,173 based on projected benefit obligations. Statutory pension contributions in future years will vary as a result of a number of factors, including actual plan asset returns and interest rates.

•	Contributions to our healthcare benefit plans which we estimate will total $2,769 in 2010. Retirement healthcare contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of healthcare benefits provided for covered retirees.

•	Business commitments made to certain customers to perform under long-term product development projects, some of which may result in near-term financial losses. Such losses, if any, are recognized when they become likely to occur.
     Guarantees and letters of credit totaling approximately $11,388 were outstanding as of September 30, 2009, some of which were secured by cash and cash equivalents at financial institutions or by Woodward line of credit facilities.

Recently Adopted and Issued But Not Yet Effective Accounting Standards
Accounting changes and recently adopted accounting standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not have a material impact on our Consolidated Financial Statements upon adoption. Accordingly, our disclosures will explain accounting concepts rather than cite specific topics of U.S. GAAP.
     In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial assets and liabilities that are measured at fair value. This guidance does not change existing guidance on whether or not an instrument is carried at fair value. In February 2008, the FASB issued authoritative guidance which delays the effective date of this guidance for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In October 2008, the FASB issued additional authoritative guidance which clarifies the application of determining fair value when the market for a financial asset is inactive. Specifically, this guidance clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. On October 1, 2008, we adopted the measurement and disclosure impact of this guidance only with respect to financial assets and liabilities. The adoption increased our fair value disclosures but had no impact on our financial position or results of operations. We have provided the disclosures required in Note 22. “Fair value measurements” to the Consolidated Financial Statements.
     On October 1, 2009, we will adopt the measurement and disclosure impact of fair value with respect to non-financial assets and liabilities. The adoption had no impact on our financial position and results of operations and would have required no additional disclosures in these Consolidated Financial Statements if adopted as of September 30, 2009.
     In February 2007, the FASB issued authoritative guidance that expands the use of fair value accounting providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The guidance became effective for us on October 1, 2008. We have not elected to apply this guidance to any eligible items as of September 30, 2009.
     In June 2007, the FASB issued authoritative guidance that addresses accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The guidance concludes that an entity must defer and capitalize non-refundable advance payments made for research and development activities, and expense these amounts as the related goods are delivered or the related services are performed. We adopted this guidance beginning October 1, 2008. The adoption had no impact on our Consolidated Financial Statements.
     In March 2008, the FASB issued authoritative guidance that improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This guidance became effective for us on January 1, 2009. We adopted the guidance effective January 1, 2009. See Note 13. “Derivative instruments and hedging activities,” to the Consolidated Financial Statements for our disclosures about our derivative instruments.
     In December 2008, the FASB issued authoritative guidance that increases disclosure requirements for public companies related to transfers and servicing of financial assets as well as involvement with variable interest entities. The guidance is effective for reporting periods (interim and annual) that end after December 15, 2008. The guidance became effective for us on October 1, 2008. The adoption of this guidance had no impact on our Consolidated Financial Statements.
     In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. The adoption of this disclosure-only guidance for our September 30, 2009 Consolidated Financial Statements did not have an impact on our consolidated financial results. We have provided the disclosures required in Note 21. “Financial Instruments” to the Consolidated Financial Statements.
     In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events, whether that evaluation date is the date of issuance or the date the financial statements were available to be issued, and alerts all users of financial statements that an entity has not evaluated subsequent events after that evaluation date in the financial statements being presented. The guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The guidance became effective for us on April 1, 2009. The adoption of this guidance had no impact on our Consolidated Financial Statements.
     In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. We adopted this guidance effective July 1, 2009. The adoption of this guidance did not affect our Consolidated Financial Statements or the estimates of the fair value of liabilities included in Note 21. “Financial Instruments”.
Issued but not yet effective accounting standards
     In November 2007, the FASB issued authoritative guidance to address accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement. Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to pre-existing accounting standards. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature. Other detailed information related to the collaborative arrangement is also required to be disclosed. The requirements under this guidance must be applied to collaborative arrangements in existence at the beginning of our fiscal 2010 using a modified version of retrospective application. We are currently not a party to significant collaborative arrangement activities, as defined by this guidance, and therefore, we do not expect the adoption of this guidance to have an impact on our Consolidated Financial Statements.
     In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred. This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. This guidance must be applied prospectively to business combinations that are consummated on or after October 1, 2009. Accordingly, we will record and disclose business combinations under the revised standard for transactions consummated, if any, on or after October 1, 2009. In addition, adjustments of certain income tax balances related to acquired deferred assets, including those acquired prior to adoption of this new authoritative guidance, shall be reported as an increase or decrease to income tax expense. Accordingly, we will record adjustments of certain income tax balances under the revised standard beginning October 1, 2009.
     In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. This guidance also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of earnings. This guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in our fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Beginning October 1, 2009, noncontrolling interests held by third parties will be presented in the Consolidated Balance Sheets within equity, but separate from the reporting entities equity. We anticipate that approximately $2,300 will be reclassified within our Consolidated Balance Sheets from other liabilities to stockholders’ equity, with restatement of financial statements for periods ending before the October 1, 2009 adoption date.
     In April 2008, the FASB issued authoritative guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and to require additional disclosures. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. This guidance is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for us). We do not expect the adoption of this guidance to have a significant impact on our Consolidated Financial Statements.
     In November 2008, the FASB issued authoritative guidance regarding the accounting for defensive intangible assets. Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions. While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity. This guidance will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows. This guidance is to be applied prospectively for defensive intangible assets acquired on or after October 1, 2009 and did not have an impact on our September 30, 2009 Consolidated Financial Statements. Accordingly, we will record and disclose defensive intangible assets under the revised standard for transactions consummated, if any, on or after October 1, 2009.
     In November 2008, the FASB issued authoritative guidance addressing whether securities granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. This guidance became effective for us beginning October 1, 2009. Early application is not permitted. We anticipate that, upon the adoption of this guidance, all outstanding restricted stock will be included in the denominator of both the basic and fully diluted earnings per share calculations in the Consolidated Financial Statements. This change, which is required to be applied retrospectively, is not expected to have a significant impact on the calculation of future or historical earnings per share.
     In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. While earlier application of this guidance is permitted, the required disclosures shall be provided for fiscal years ending after December 15, 2009 (our fiscal 2010, the anticipated period of adoption). Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. We do not expect this guidance to have a material impact on our Consolidated Financial Statements.
     In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards. This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This guidance became effective for assets or liabilities arising from contingencies in business combinations that are consummated on or after October 1, 2009 and did not have an impact on our September 30, 2009 Consolidated Financial Statements. Accordingly, we will record and disclose assets acquired and liabilities assumed in a business combination that arise from contingencies under the revised standard for transactions consummated, if any, on or after October 1, 2009.
     In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance becomes effective for our fiscal year 2011 and interim reporting periods thereafter. We do not expect this guidance to have a material impact on our Consolidated Financial Statements.
     In June 2009, the FASB issued authoritative guidance to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance will be effective for fiscal years beginning after November 15, 2009 (fiscal year 2011 for us). We are currently assessing the impact that this guidance may have on our Consolidated Financial Statements.
     In October 2009, the FASB issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for us) but early adoption is permitted. We will adopt this guidance on a prospective basis on October 1, 2009 (the first day of fiscal year 2010). The adoption of this guidance is not expected to have a significant impact on our Consolidated Financial Statements.
     In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605. In addition, the guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for us) but early adoption is permitted. We will adopt this guidance, on a prospective basis, on October 1, 2009 (the first day of fiscal year 2010). The adoption of this guidance is not expected to have a significant impact on our Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Risk Management
     In the normal course of business, we have exposures to interest rate risk from our long-term and short-term debt, discount rates and changes in healthcare cost trend rates from our post-retirement benefit plans, and foreign currency exchange rate risk related to our foreign operations, and foreign currency transactions.
Interest Rate Risk
     Derivative instruments utilized by us are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. To manage interest rate risk related to the $400,000 of long-term debt issued in October 2008, we used a treasury lock which locked in interest rates on the then future debt. The treasury lock agreement was designated as a cash flow hedge against interest rate risk on a portion of the debt issued in October 2008. Similarly, we used a LIBOR lock agreement with a notional amount of $50,000 which hedged the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of the anticipated long-term debt issued in April of 2009 in connection with the acquisition of HRT.
     A portion of our long and short-term debt is sensitive to changes in interest rates. As of September 30, 2009, our outstanding debt included $189,375 of term loans and $0 in advances on our revolving credit facility with interest rates that fluctuate with market rates. A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate loans outstanding on September 30, 2009 would cause our annual interest expense to increase approximately $1,894. A hypothetical 0.25% decrease in interest rates that apply to our variable loans outstanding on September 30, 2009, which would effectively reduce the variable component of the applicable interest rates to 0%, would decrease our annual interest expense by approximately $473.
Discount Rate and Changes in Healthcare Cost Trend Rate Exposure
     The actuarial assumptions used to calculate the funding status of our post-retirement benefit plans and future returns on associated plan assets are sensitive to changes in interest rates and other rates. The discount rate assumption used to value the retirement pension benefit plans was 5.5% in the U.S. and 4.7% in other countries. The discount rate assumption used to value the retirement healthcare benefit plans was 5.5%. Interest rates have been volatile during the past year and certain sources project that rates will increase in the U.S. during the next few years.
     For retirement healthcare benefits, Woodward assumed net healthcare cost trend rates of 9% in 2010, decreasing gradually to 5% in 2018, and remaining at 5% thereafter. Healthcare costs have generally trended upward in recent years, sometimes by amounts greater than 5%. Significant changes in trend rates, either upward or downward, could significantly impact the amounts of liabilities recorded and future cash flows of the plans.
     The following information illustrates the sensitivity of the net periodic benefit cost and the projected accumulated benefit obligation to a change in the discount rate assumed or in future healthcare cost trends. Amounts relating to foreign plans are translated at the spot rate on September 30, 2009. The sensitivities reflect the impact of changing one assumption at a time and are specific to base conditions at September 30, 2009. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in assumptions are not necessarily linear.

		Increase/(Decrease) in
				Accumulated
			2009	Post
		2010 Net	Projected	Retirement
		Periodic	Service and	Benefit
Assumption	Change	Benefit Cost	Interest Costs	Obligation

Retirement Pension Benefits:
Change in discount rate	1% increase	$(1,990)	$(212)	$(20,362)
	1% decrease	2,301	153	25,109
Retirement Healthcare Benefits:
Change in discount rate	1% increase	N/A	N/A	(3,765)
	1% decrease	N/A	N/A	4,437
Change in healthcare cost trend rate	1% increase	N/A	225	4,521
	1% decrease	N/A	(196)	(3,906)
Foreign Currency Exchange Rate Exposure
     We are impacted by changes in foreign currency exchange rates through sales and purchasing transactions when we sell product in currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of our worldwide facilities primarily include the USD, the Euro, and the GBP. Our purchasing and sales activities are primarily denominated in the USD, the Euro, and the GBP. We may be impacted by changes in the relative buying power of our customers, which may impact sales volumes either positively or negatively. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor.
     Our reported financial results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency exchange rates. The assets and liabilities of substantially all of our subsidiaries outside the U.S. are translated at period end rates of exchange for each reporting period. Earnings and cash flow statements are translated at weighted-average rates of exchange. Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, debt covenants, and overall value of our net assets.
     Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens. Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates. We estimate that a 10% decrease in the purchasing power of the USD against all other currencies for one full year would decrease both net sales and pretax earnings by approximately 3%. We estimate that a 10% increase in the purchasing power of the USD against all other currencies for one full year would decrease sales by approximately 3% and decrease pre-tax earnings by approximately 11%.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Woodward Governor Company
Fort Collins, Colorado
     We have audited the accompanying consolidated balance sheets of Woodward Governor Company and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Company for the year ended September 30, 2007, before the effects of the retrospective adjustment for the two-for-one stock split and the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Notes 1, Operations and summary of significant accounting policies, and 23, Segment information, respectively, to the consolidated financial statements, were audited by other auditors whose report, dated November 29, 2007, expressed an unqualified opinion on those statements.
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
     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woodward Governor Company and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the two years in the period ended September 30, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 5, Income taxes, to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions on October 1, 2007 in accordance with the Financial Accounting Standard Board’s uncertainty in income taxes components of ASC 740, Income Taxes.
     We also have audited the adjustments to the 2007 consolidated financial statements to retrospectively apply the two-for-one stock split as discussed in Note 1, Operations and summary of significant accounting policies, to the consolidated financial statements. Our procedures included (1) comparing the amounts shown in the earnings per share disclosure for 2007 to the Company’s underlying accounting analysis, (2) comparing the previously reported shares outstanding and statement of earnings amounts per the Company’s accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the additional shares to give effect to the stock split and testing the mathematical accuracy of the underlying analysis. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2007 consolidated financial statements of the Company other than with respect to the retrospective adjustments related to the two-for one stock split and the change in composition of reportable segments described below and, accordingly, we do not express an opinion or any other form of assurance on the 2007 consolidated financial statements taken as a whole.
     We also have audited the adjustments to the 2007 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2009, as discussed in Notes 1, Operations and summary of significant accounting policies, and 23, Segment information, respectively, to the consolidated financial statements. Our procedures included (1) comparing the adjustment amounts of segment net sales, depreciation and amortization, capital expenditures, and assets to the Company’s underlying analysis and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2007 consolidated financial statements of the Company other than with respect to the retrospective adjustments related to the change in composition of reportable segments and the two-for-one stock split described above and, accordingly, we do not express an opinion or any other form of assurance on the 2007 consolidated financial statements taken as a whole.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado November 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Woodward Governor Company
     In our opinion, the consolidated statements of earnings, stockholders’ equity and cash flows for the year ended December 31, 2007, before the effects of the adjustments to retrospectively reflect the two-for-one stock split and the change in the composition of reportable segments described in Notes 1 and 23, respectively, present fairly, in all material respects, the results of operations and cash flows of Woodward Governor Company and its subsidiaries for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America (the 2007 financial statements before the effects of the adjustments discussed in Notes 1 and 23 are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended December 31, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the two-for-one stock split or the change in the composition of reportable segments described in Notes 1 and 23, respectively, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois November 29, 2007

WOODWARD GOVERNOR COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended September 30,
	2009	2008	2007
Net sales	$1,430,125	$1,258,204	$1,042,337
Costs and expenses:
Cost of goods sold	1,029,095	882,996	728,820
Selling, general and administrative expenses	128,682	115,399	111,297
Research and development costs	78,536	73,414	65,294
Amortization of intangible assets	26,120	6,830	7,496
Restructuring and other charges	15,159	—	—
Interest expense	33,629	3,834	4,527
Interest income	(1,131)	(2,120)	(3,604)
Other income	(3,081)	(4,685)	(4,186)
Other expense	704	626	705

Total costs and expenses	1,307,713	1,076,294	910,349

Earnings before income taxes	122,412	181,910	131,988
Income taxes	(28,060)	(60,030)	(33,831)

Net earnings	$94,352	$121,880	$98,157

Earnings per share:
Basic	$1.39	$1.80	$1.43
Diluted	$1.37	$1.75	$1.39
Weighted Average Common Shares Outstanding:
Basic	67,821	67,564	68,489
Diluted	69,033	69,560	70,487
Cash dividends per share	$0.240	$0.235	$0.215
See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	At September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$100,863	$109,833
Accounts receivable, less allowance for losses of $2,660 and $1,648, respectively	209,626	178,128
Inventories	302,339	208,317
Income taxes receivable	16,302	—
Deferred income tax assets	45,413	25,128
Other current assets	21,701	16,649

Total current assets	696,244	538,055
Property, plant and equipment, net	208,885	168,651
Goodwill	442,802	139,577
Intangibles assets, net	327,773	66,106
Deferred income tax assets	8,200	6,208
Other assets	12,518	8,420

Total assets	$1,696,422	$927,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$4,031
Current portion of long-term debt	45,569	11,560
Accounts payable	81,108	65,427
Income taxes payable	8,084	2,235
Accrued liabilities	127,317	85,591

Total current liabilities	262,078	168,844
Long-term debt, less current portion	526,771	33,337
Deferred income tax liabilities	86,048	27,513
Other liabilities	112,287	67,695

Total liabilities	987,184	297,389

Commitments and contingencies (Notes 5, 16, 19, and 20)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 share authorized, 72,960 shares issued and outstanding	106	106
Additional paid-in capital	73,197	68,520
Accumulated other comprehensive earnings	9,908	20,319
Deferred compensation	4,904	5,283
Retained earnings	741,505	663,442

	829,620	757,670
Treasury stock at cost, 4,621 shares and 5,261 shares, respectively	(115,478)	(122,759)
Treasury stock held for deferred compensation, at cost, 389 shares and 404 shares, respectively	(4,904)	(5,283)

Total stockholders’ equity	709,238	629,628

Total liabilities and stockholders’ equity	$1,696,422	$927,017

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Year Ended September 30,
	2009	2008	2007
Cash flows from operating activities
Net earnings	$94,352	$121,880	$98,157
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63,948	35,450	32,924
Post retirement settlement gain	—	—	(871)
Contractual pension termination benefit	—	—	715
Net (gain) loss on sale of property, plant and equipment	(188)	1,229	(199)
Stock-based compensation	5,499	4,588	3,849
Excess tax benefits from stock-based compensation	(2,695)	(15,355)	(9,787)
Deferred income taxes	17,233	10,960	12,473
Reclassification of unrealized losses on derivatives to earnings	237	204	247
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	37,760	(26,470)	(20,765)
Inventories	52,586	(36,661)	(8,592)
Accounts payable and accrued liabilities	(47,682)	6,078	16,962
Current income taxes	(4,034)	27,089	2,952
Other	1,636	(3,638)	(10,347)

Net cash provided by operating activities	218,652	125,354	117,718

Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(28,947)	(37,516)	(31,984)
Proceeds from sale of property, plant and equipment	16,637	1,607	225
Business acquisitions, net of cash acquired	(749,820)	—	(35,289)
Disposal of Fuel & Pneumatics product line	48,000	—	—

Net cash used in investing activities	(714,130)	(35,909)	(67,048)

Cash flows from financing activities:
Cash dividends paid	(16,289)	(15,872)	(14,747)
Proceeds from sales of treasury stock	4,631	9,440	7,856
Purchases of treasury stock	(866)	(39,801)	(50,952)
Excess tax benefits from stock compensation	2,695	15,355	9,788
Proceeds from issuance of long-term debt	620,000	—	—
Borrowings on revolving lines of credit and short-term borrowings	145,702	45,791	—
Payments on revolving lines of credit and short-term borrowings	(149,731)	(47,256)	(2,760)
Payments of long-term debt	(92,392)	(16,257)	(15,681)
Payments of long-term debt assumed in MPC acquisition	(18,610)	—	—
Proceeds from cash flow hedge	—	108	—
Payment for cash flow hedge	(1,308)	—	—
Debt issuance costs	(5,892)	(412)	—

Net cash provided by (used in) financing activities	487,940	(48,904)	(66,496)

Effect of exchange rate changes on cash and cash equivalents	(1,432)	(2,343)	3,743

Net change in cash and cash equivalents	(8,970)	38,198	(12,083)
Cash and cash equivalents at beginning of period	109,833	71,635	83,718

Cash and cash equivalents at end of period	$100,863	$109,833	$71,635

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Year Ended September 30,
	2009	2008	2007
Common stock:
Beginning and ending balance	$106	$106	$106

Additional paid-in capital:
Beginning balance	$68,520	$48,641	$31,960
(Gain) loss on sales of treasury stock	(3,821)	(628)	1,957
Tax benefits applicable to exercise of stock options	2,695	15,355	9,787
Stock-based compensation	5,499	4,588	3,849
Deferred compensation transfer	304	564	1,088

Ending balance	$73,197	$68,520	$48,641

Accumulated other comprehensive income:
Beginning balance	$20,319	$23,010	$12,619
Foreign currency translation adjustments, net	5,700	(4,071)	10,514
Reclassification of unrecognized losses on derivatives to earnings, net	147	127	153
Realized gain (loss) from cash flow hedge, net	(811)	67	—
Impact of implementing authoritative guidance regarding postretirement benefits	—	—	(980)
Minimum post-retirement benefits liability adjustments, net	(15,447)	1,186	704

Ending balance	$9,908	$20,319	$23,010

Deferred compensation:
Beginning balance	$5,283	$4,752	$5,524
Deferred compensation invested in the company’s common stock	96	841	2,006
Deferred compensation settled with the company’s common stock	(475)	(310)	(2,778)

Ending balance	$4,904	$5,283	$4,752

Retained earnings:
Beginning balance	$663,442	$565,136	$481,726
Net earnings	94,352	121,880	98,157
Impact of implementing authoritative guidance on uncertain tax positions	—	(7,702)	—
Cash dividends — $0.240, $0.235 and $0.215 per common share, respectively	(16,289)	(15,872)	(14,747)

Ending balance	$741,505	$663,442	$565,136

Treasury stock:
Beginning balance	$(122,759)	$(92,462)	$(47,722)
Purchases of treasury stock	(866)	(39,801)	(50,952)
Sales of treasury stock	7,778	9,323	5,900
Deferred compensation transfer	369	181	312

Ending balance	$(115,478)	$(122,759)	$(92,462)

Treasury stock held for deferred compensation:
Beginning balance	$(5,283)	$(4,752)	$(5,524)
Deferred compensation transfer	(660)	(745)	(1,875)
Stock distributions	1,135	310	2,778
Automatic dividend reinvestment	(96)	(96)	(131)

Ending balance	$(4,904)	$(5,283)	$(4,752)

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
(in thousands, except per share amounts)

	Year Ended September 30,
	2009	2008	2007
Total stockholders’ equity:
Beginning balance	$629,628	$544,431	$478,689
Effect of changes among components of stockholders’ equity
Additional paid-in capital	4,677	19,879	16,681
Accumulated other comprehensive earnings	(10,411)	(2,691)	10,391
Deferred compensation	(379)	531	772
Retained earnings	78,063	98,306	83,410
Treasury stock	7,281	(30,297)	(44,740)
Treasury stock held for deferred compensation	379	(531)	(772)

Total effect of changes among components of stockholders’ equity	79,610	85,197	65,742

Ending balance	$709,238	$629,628	$544,431

Total comprehensive earnings:
Net earnings	$94,352	$121,880	$98,157
Other comprehensive earnings:
Foreign currency translation adjustments, net	5,700	(4,071)	10,514
Reclassification of unrealized losses on derivatives to earnings, net	147	127	153
Gain (loss) on cash flow hedge, net	(811)	67	—
Post-retirement benefit adjustments, net	(15,447)	1,186	704

Total other comprehensive earnings	(10,411)	(2,691)	11,371

Total comprehensive earnings	$83,941	$119,189	$109,528

Common stock, number of shares:
Beginning and ending balance	72,960	72,960	72,960

Treasury stock, number of shares:
Beginning balance	5,261	5,231	4,852
Purchases of treasury stock	42	1,384	1,680
Sales of treasury stock	(647)	(1,330)	(1,233)
Deferred compensation transfer	(35)	(24)	(68)

Ending balance	4,621	5,261	5,231

Treasury stock held for deferred compensation, number of shares:
Beginning balance	404	430	830
Deferred compensation transfer	33	24	68
Stock distributions	(53)	(53)	(474)
Automatic dividend reinvestment	5	3	6

Ending balance	389	404	430

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
Note 1. Operations and summary of significant accounting policies
Basis of presentation
     The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Woodward Governor Company and its majority-owned subsidiaries (collectively “Woodward” or “the Company”). Dollar amounts contained in these Consolidated Financial Statements are in thousands, except per share amounts.
Nature of operations
     Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions for commercial and military aircraft and ground vehicles, turbines, reciprocating engines, and electrical power system equipment. Woodward’s innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable and more cost-effective equipment. Leading original equipment manufacturers use Woodward’s products and services in aerospace, power generation and distribution, and transportation markets.
     Woodward has four operating business segments — Turbine Systems, Airframe Systems, Electrical Power Systems, and Engine Systems:
•	Turbine Systems develops and manufactures systems and components that provide energy control and optimization solutions for aircraft propulsion applications, including fuel and combustion systems for turbine engines, as well as industrial gas and steam turbine markets.

•	Airframe Systems develops and manufactures high-performance cockpit, electromechanical and hydraulic motion control systems, and mission-critical actuation systems and controls for weapons, aircraft, turbine engines and combat vehicles, primarily for aerospace and military applications.

•	Electrical Power Systems develops and manufactures systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which include the power generation, power distribution, and power conversion industries.

•	Engine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the industrial engine markets, which include the power generation, transportation, and process industries.
     On October 1, 2008, Woodward completed the acquisition of MPC Products Corporation (“MPC Products”), and Techni-Core, Inc. (“Techni-Core” and, together with MPC Products, “MPC”), which formed the basis for the Airframe Systems business segment.
     On April 3, 2009, Woodward acquired all of the outstanding capital stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business (collectively “HRT”). HR Textron Inc. became a wholly owned subsidiary of Woodward and was renamed Woodward HRT, Inc. following the consummation of the acquisition. HRT has been integrated into Woodward’s Airframe Systems business segment.
     On August 10, 2009, Woodward HRT sold the Fuel and Pneumatics product line (the “F&P product line”) acquired in April 2009 by Woodward as part of the HRT acquisition.
     Additional information about the acquisitions of MPC and HRT and the sale of the F&P product line is included in Note 4, Business acquisitions and dispositions.
     We evaluated all events or transactions that occurred after September 30, 2009 through November 19, 2009, the date Woodward issued its financial statements. During this period, we did not have any material subsequent events, other than the events described in Note 20, Contingencies.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
Summary of significant accounting policies
     Principles of consolidation: These Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Woodward and its majority-owned subsidiaries. Transactions within and between these companies are eliminated.
     Use of estimates: The preparation of the Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, at the date of the financial statements and the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures. Significant estimates in these Consolidated Financial Statements include allowances for doubtful accounts, net realizable value of inventories, percent complete on long-term contracts, cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, and contingencies. Actual results could vary materially from Woodward’s estimates.
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
     Reclassifications: To provide better focus and alignment of our business segment operations, Woodward moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the years ended September 30, 2008, and 2007 has been recast to reflect the realigned segment structure. These reclassifications had no impact on Woodward’s Consolidated Financial Statements.
     Foreign currency exchange rates: The assets and liabilities of substantially all subsidiaries outside the U.S. are translated at year-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings as a separate component of stockholders’ equity and are presented net of tax effects in the Consolidated Statements of Stockholders’ Equity. The effects of changes in foreign currency exchange rates on loans between consolidated subsidiaries that are not expected to be repaid in the foreseeable future are also accumulated with other comprehensive earnings.
     The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and the assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies. Selling, general, and administrative expenses include net foreign currency transaction losses of $251 in 2009, $1,454 in 2008 and $249 in 2007.
     Revenue recognition: Woodward generally recognizes revenue upon shipment or delivery for the sale of products that are not under long-term contracts. Delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risks and rewards of ownership. In countries whose laws provide for retention of some form of title by sellers, enabling recovery of goods in the event of customer default on payment, product delivery is considered to have occurred when the customer has assumed the risks and rewards of ownership of the products.
     Occasionally, Woodward transfers title of product to customers, but retains substantive performance obligations such as completion of product testing, customer acceptance or in some instances regulatory acceptance. Revenue is deferred until the performance obligations are satisfied.
     Within Airframe Systems, revenue from cost-reimbursable type contracts is recognized on the basis of reimbursable contract costs incurred during the period, including applicable fringe, overhead expenses, and general administrative expenses, as permitted by the specific contracts. For most cost reimbursable contracts, sales are calculated based on the percentage that total costs incurred bear to total estimated costs at completion. For certain contracts with large upfront purchases of material, sales are calculated based on the percentage that incurred direct labor costs bear to total estimated direct labor costs. For contracts for which sufficient reliable cost projections are not available, Woodward uses the completed contract method, until such time as reliable cost projections become available. Airframe Systems does not progress bill for

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
any services where the contract has not been completed or where the contract does not have specified milestones, unless specifically permitted by the contract.
     The Airframe Systems segment provides development services under long-term development contracts. Development services may be fully-funded or partially-funded by the customer based on the terms of the contract.
     Revenues under long-term fully-funded contracts and fixed price contracts are generally accounted for under the percentage-of-completion method as permitted by U.S. GAAP guidance for revenue recognition on construction-type and production-type contracts. Under the percentage-of-completion method, Woodward estimates profit as the difference between the total estimated revenue and the cost of a contract. Woodward then recognizes this estimated profit over the contract term based on either the costs incurred (under the cost-to-cost method, which is typically used for development effort) or the units delivered (under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances. Revenues under all cost-reimbursement contracts are recorded using the cost-to-cost method. Revenues under fixed-price contracts generally are recorded using the units-of-delivery method; however, when the contracts provide for periodic delivery after a lengthy period of time over which significant costs are incurred or when they require a significant amount of development effort in relation to total contract volume, revenues are recorded using the cost-to-cost method. For contracts for which sufficient reliable cost projections are not available, Woodward uses the completed contract method, until such time as reliable cost projections become available.
     Profits from long-term fully-funded development contracts are based on estimates of total contract cost and revenue utilizing current contract specifications, expected engineering requirements and the achievement of contract milestones, including product deliveries. Certain contracts are awarded with price redetermination or for cost and/or performance incentives. Such redetermined amounts or incentives are included in sales when the amounts can reasonably be determined and estimated. Amounts representing contract change orders, claims requests for equitable adjustment, or limitations in funding are included in sales only when they can be reliably estimated and realization is probable. Contract costs typically are incurred over a period of several years, and the estimation of these costs requires substantial judgment. Woodward reviews and revises these estimates periodically throughout the contract term. Revisions to contract profits are recorded when the revisions to estimated revenues or costs are made. Anticipated losses on contracts are recognized in full during the period in which the losses become probable and estimable. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income. Loss provisions are first offset against costs that are included in inventories, with any remaining amount reflected in liabilities. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. As a result, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
     Customer payments: Woodward occasionally agrees to make payments to certain customers in order to participate in anticipated sales activity. Payments made to customers are accounted for as a reduction of revenue unless they are made in exchange for identifiable goods or services with fair values that can be reasonably estimated. These reductions in revenues are recognized immediately to the extent that the payments cannot be attributed to anticipated future sales, and are recognized in future periods to the extent that the payments relate to future sales, based on the specific facts and circumstances underlying each payment.
     Stock-based compensation: Compensation cost relating to stock-based payment awards made to employees and directors is recognized in the financial statements using a fair value method. Non-qualified stock option awards and restricted

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
stock awards are issued under Woodward’s stock-based compensation plans. Woodward measures for the cost of such awards, measured at the grant date, based on the estimated fair value of the award.
     Forfeitures are estimated at the time of each grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on Woodward’s historical rates of forfeitures and is updated periodically. The portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, which is generally the vesting period of the awards.
     Shipping and Handling Costs: Product freight costs are generally included in cost of goods sold.
     Advertising Costs: Woodward expenses all advertising costs as incurred and they are classified within selling, general, and administrative expenses. Advertising costs were not material for all years presented.
     Research and development costs: Expenditures related to new product development activities in excess of fully and partially funded development contract amounts, if applicable, are expensed when incurred and are separately reported in the Consolidated Statements of Earnings.
     Restructuring and other charges: Restructuring charges related to workforce management were recognized as expense in March 2009. Non-cash charges for impairment of a vacated facility were recognized as expense in March of 2009. These restructuring and other charges and related actions are expected to provide future cost reductions and other earnings improvements.
     Restructuring charges related to business acquisitions, including items such as costs associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of certain contracts, are recognized as a liability as of the acquisition date. Adjustments to the initial estimate determined within the allocation period, which is generally not more than one year, are treated as an adjustment to the liabilities recorded in the acquisitions. Adjustments to the initial estimate determined after the allocation period are included in the determination of net earnings in the period in which the adjustment is identified.
     Income taxes: Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Woodward’s assets, liabilities, and certain unrecognized gains and losses recorded in accumulated other comprehensive earnings. Woodward provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the U.S., except for those earnings that it considers to be permanently reinvested.
     Cash equivalents: Highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
     Cash and cash equivalents are maintained with multiple financial institutions. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. Woodward holds cash and cash equivalents at financial institutions in excess of amounts covered by the Federal Depository Insurance Corporation (the “FDIC”) and sometimes invests excess cash in money market funds not insured by the FDIC.
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
     Inventories: Inventories are valued at the lower of cost or market, with cost generally being determined using methods that approximate a first-in, first-out basis. Cost of HRT and MPC inventories, which represented approximately 18% and 18% of total inventories as of September 30, 2009, respectively, are determined on a standard cost and average cost basis, respectively, which approximates the first-in, first-out basis. Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.
Customer deposits are recorded against inventory when the right of offset exists. All other customer deposits are recorded in accrued liabilities.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     Property, plant, and equipment: Property, plant, and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets, ranging from five to forty years for buildings and improvements and three to fifteen years for machinery and equipment. Assets are depreciated using the straight-line method. Assets are tested for recoverability whenever events or circumstances indicate the carrying value may not be recoverable.
     Purchase Accounting: Business combinations are accounted for using the purchase method of accounting. Under the purchase method, assets and liabilities, including intangible assets, are recorded at their fair values as of the acquisition date. Acquisition costs in excess of amounts assigned to assets acquired and liabilities assumed are recorded as goodwill.
     Goodwill: Woodward tests goodwill for impairment on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Woodward compares the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal 2009, fiscal 2008, or fiscal 2007.
     Other intangibles: Other intangibles are recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. All of Woodward’s intangibles have an estimated useful life and are being amortized using patterns that reflect the periods over which the economic benefits of the assets are expected to be realized. Impairment losses are recognized if the carrying amount of an intangible is both not recoverable and exceeds its fair value.
     Estimated lives over which intangible assets are amortized at September 30, 2009 were as follows:

Customer relationships	10-30 years
Intellectual property	10-17 years
Process technology	8-30 years
Other intangibles	2-15 years
     Impairment of long-lived assets: Woodward reviews the carrying value of its long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value. There was no impairment charge recorded in fiscal 2009, fiscal 2008, or fiscal 2007.
     Investment in marketable equity securities: Woodward holds marketable equity securities related to its deferred compensation program. Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with realized gains and losses recognized in earnings. The trading securities are included in “Other current assets.” The associated obligation to provide benefits is included in “Other liabilities.”
     Investments in unconsolidated subsidiaries: Investments in and operating results of entities in which Woodward does not have a controlling financial interest or the ability to exercise significant influence over the operations are included in the financial statements using the cost method of accounting. Investments and operating results of entities in which Woodward does not have a controlling interest but does have the ability to exercise significant influence over operations are included in the financial statements using the equity method of accounting.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     Deferred compensation: Deferred compensation obligations will be settled either by delivery of a fixed number of shares of Woodward’s common stock (in accordance with certain eligible members’ irrevocable elections) or in cash. Woodward has contributed shares of its common stock into a trust established for the future settlement of deferred compensation obligations that are payable in shares of Woodward’s common stock. Common stock held by the trust is reflected in the Consolidated Balance Sheet as treasury stock held for deferred compensation and the related deferred compensation obligation is reflected as a separate component of equity in amounts equal to the fair value of the common stock at the dates of contribution. These accounts are not adjusted for subsequent changes in fair value of the common stock. Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the underlying contract and are reflected in the Consolidated Balance Sheet as “Other liabilities”.
     Derivatives: The Company is exposed to various market risks that arise from transactions entered into in the normal course of business. The Company has historically utilized derivative instruments, such as treasury lock agreements to lock in fixed rates on future debt issuances, which qualify as cash flow or fair value hedges to mitigate the risk of variability in cash flows related to future interest payments attributable to changes in the designated benchmark rate. The Company records all such interest rate hedge instruments on the balance sheet at fair value. Cash flows related to the instrument designated as a qualifying hedge are reflected in the accompanying Consolidated Statements of Cash Flows in the same categories as the cash flows from the items being hedged. Accordingly, cash flows relating to the settlement of interest rate derivatives hedging the forecasted future interest payments on debt have been reflected upon settlement as a component of financing cash flows. The resulting gain or loss from such settlement is deferred to other comprehensive income and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged and is therefore reflected as a component of operating cash flows in periods subsequent to settlement. The periodic settlement of interest rate derivatives hedging outstanding variable rate debt is recorded as an adjustment to interest expense and is therefore reflected as a component of operating cash flows.
     During 2009, the Company entered into a forward contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled in 2010. The Company recorded the forward contract on the balance sheet at fair value as of September 30, 2009. The resulting unrealized loss on the derivative instrument of $173, which was not designated as an accounting hedge, was recorded to other expense.
     Post-retirement benefits: The Company provides various benefits to certain current and former employees through defined benefit plans and retirement healthcare benefit plans. For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions. Changes in net periodic expense and funding status may occur in the future due to changes in these assumptions. The funded status of defined pension and postretirement plans recognized in the statement of financial position is measured as the difference between the fair market value of the plan assets and the benefit obligation. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health care plan, the benefit obligation is the accumulated benefit obligation. Any over-funded status is recognized as an asset and any underfunded status is recognized as a liability.
     Projected benefit obligation is the actuarial present value as of the measurement date of all benefits attributed by the plan benefit formula to employee service rendered before the measurement date using assumptions as to future compensation levels if the plan benefit formula is based on those future compensation levels. Accumulated benefit obligation is the actuarial present value of benefits (whether vested or unvested) attributed by the plan benefit formula to employee service rendered before the measurement date and based on employee service and compensation, if applicable, prior to that date. Accumulated benefit obligation differs from projected benefit obligation in that it includes no assumption about future compensation levels.
     Stockholders’ equity: In July 2006, the Board of Directors authorized the repurchase of up to $50,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period (the “2006 Authorization”). During fiscal 2007, Woodward purchased $38,649 of its common stock under the 2006 Authorization. The 2006 Authorization was closed in fiscal 2008.
     In September 2007, the Board of Directors authorized a new stock repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
will end in October 2010 (the “2007 Authorization”). Woodward purchased a total of $0 and $31,925 of its common stock under the 2007 Authorization in fiscal 2009 and fiscal 2008, respectively.
Note 2. Recently adopted and issued but not yet effective accounting standards
Accounting changes and recently adopted accounting standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not have a material impact on Woodward’s Consolidated Financial Statements upon adoption. Accordingly, Woodward’s disclosures will explain accounting concepts rather than cite specific topics of U.S. GAAP.
     In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial assets and liabilities that are measured at fair value. This guidance does not change existing guidance on whether or not an instrument is carried at fair value. In February 2008, the FASB issued authoritative guidance which delays the effective date of this guidance for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In October 2008, the FASB issued additional authoritative guidance which clarifies the application of determining fair value when the market for a financial asset is inactive. Specifically, this guidance clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. On October 1, 2008, Woodward adopted the measurement and disclosure impact of this guidance only with respect to financial assets and liabilities. The adoption increased its fair value disclosures but had no impact on its financial position or results of operations. Woodward has provided the disclosures required in Note 22, Fair value measurements to these Consolidated Financial Statements.
     On October 1, 2009, Woodward adopted the measurement and disclosure of fair value with respect to non-financial assets and liabilities. The adoption had no impact on its financial position and results of operations and would have required no additional disclosures in these Consolidated Financial Statements if adopted as of September 30, 2009. Woodward has provided the disclosures required in Note 22, Fair value measurements to these Consolidated Financial Statements.
     In February 2007, the FASB issued authoritative guidance that expands the use of fair value accounting providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The guidance became effective for Woodward on October 1, 2008. Woodward has not elected to apply this guidance to any eligible items as of September 30, 2009.
     In June 2007, the FASB issued authoritative guidance that addresses accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The guidance concludes that an entity must defer and capitalize non-refundable advance payments made for research and development activities, and expense these amounts as the related goods are delivered or the related services are performed. Woodward adopted this guidance beginning October 1, 2008. The adoption had no impact on Woodward’s Consolidated Financial Statements.
     In March 2008, the FASB issued authoritative guidance that improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This guidance became effective for Woodward on January 1, 2009. Woodward adopted the guidance effective January 1, 2009. See Note 13, Derivative instruments and hedging activities, for Woodward’s disclosures about its derivative instruments.
     In December 2008, the FASB issued authoritative guidance that increases disclosure requirements for public companies related to transfers and servicing of financial assets as well as involvement with variable interest entities. The guidance is

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
effective for reporting periods (interim and annual) that end after December 15, 2008. The guidance became effective for Woodward on October 1, 2008. The adoption of this guidance had no impact on its Consolidated Financial Statements.
     In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. The adoption of this disclosure-only guidance for Woodward’s September 30, 2009 Consolidated Financial Statements did not have an impact on Woodward’s consolidated financial results. Woodward has provided the disclosures required in Note 22, Fair value measurements to these Consolidated Financial Statements.
     In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events, whether that evaluation date is the date of issuance or the date the financial statements were available to be issued, and alerts all users of financial statements that an entity has not evaluated subsequent events after that evaluation date in the financial statements being presented. The guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The guidance became effective for Woodward on April 1, 2009. The adoption of this guidance had no impact on its Consolidated Financial Statements. In preparing these Consolidated Financial Statements, Woodward has reviewed, as determined necessary by its management, events that have occurred after September 30, 2009, up until November 19, 2009, the day before the issuance of its Consolidated Financial Statements.
     In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Woodward adopted this guidance effective July 1, 2009. The adoption of this guidance did not affect its Consolidated Financial Statements or the estimates of the fair value of liabilities included in Note 21, Financial Instruments.
Issued but not yet effective accounting standards
     In November 2007, the FASB issued authoritative guidance to address accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement. Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to pre-existing accounting standards. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature. Other detailed information related to the collaborative arrangement is also required to be disclosed. The requirements under this guidance must be applied to collaborative arrangements in existence at the beginning of our fiscal 2010 using a modified version of retrospective application. Woodward is currently not a party to significant collaborative arrangement activities, as defined by this guidance, and therefore, it does not expect the adoption of this guidance to have an impact on its Consolidated Financial statements.
     In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions, acquisition-related costs generally will be expensed as incurred. This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. This guidance must be applied prospectively to business combinations that are consummated on or after October 1, 2009. Accordingly, Woodward will record and disclose business combinations under the revised standard for transactions consummated, if any, on or after October 1, 2009. In addition, adjustments of certain income tax balances related to acquired deferred assets, including those acquired prior to the adoption of this new authoritative guidance, shall be

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
reported as an increase or decrease to income tax expense. Accordingly, Woodward will record adjustments of certain income tax balances under the revised authoritative guidance beginning October 1, 2009.
     In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. This guidance also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of earnings. This guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in our fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Beginning October 1, 2009, noncontrolling interests held by third parties will be presented in the Consolidated Balance Sheets within equity, but separate from the reporting entities equity. Woodward anticipates that approximately $2,300 will be reclassified within its Consolidated Balance Sheets from other liabilities to stockholders’ equity, with restatement of financial statements for periods ending before the October 1, 2009 adoption date.
     In April 2008, the FASB issued authoritative guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and to require additional disclosures. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. This guidance is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010 for Woodward). Woodward does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.
     In November 2008, the FASB issued authoritative guidance regarding the accounting for defensive intangible assets. Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions. While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity. This guidance will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows. This guidance is to be applied prospectively for defensive intangible assets acquired on or after October 1, 2009 and did not have an impact on Woodward’s September 30, 2009 Consolidated Financial Statements. Accordingly, Woodward will record and disclose defensive intangible assets under the revised standard for transactions consummated, if any, on or after October 1, 2009.
     In November 2008, the FASB issued authoritative guidance addressing whether securities granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. This guidance became effective beginning October 1, 2009 for Woodward. Early application is not permitted. Woodward anticipates that, upon the adoption of this guidance, all outstanding restricted stock will be included in the denominator of both the basic and fully diluted earnings per share calculations in its Consolidated Financial Statements. This change, which is required to be applied retrospectively, is not expected to have a significant impact on the calculation of future or historical earnings per share.
     In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. While earlier application of this guidance is permitted, the required disclosures shall be provided for fiscal years ending after December 15, 2009 (Woodward’s fiscal 2010, the anticipated period of adoption). Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. Woodward does not expect this guidance to have a material impact on its Consolidated Financial Statements.
     In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards. This guidance also amends the subsequent accounting for

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This guidance became effective for assets or liabilities arising from contingencies in business combinations that are consummated on or after October 1, 2009 and did not have an impact on its September 30, 2009 Consolidated Financial Statements. Accordingly, Woodward will record and disclose assets acquired and liabilities assumed in a business combination that arise from contingencies under the revised standard for transactions consummated, if any, on or after October 1, 2009.
     In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance becomes effective for Woodward’s fiscal year 2011 and interim reporting periods thereafter. Woodward does not expect this guidance to have a material impact on its Consolidated Financial Statements.
     In June 2009, the FASB issued authoritative guidance to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance will be effective for fiscal years beginning after November 15, 2009 (fiscal year 2011 for Woodward). Woodward is currently assessing the impact that this guidance may have on its Consolidated Financial Statements.
     In October 2009, the FASB issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for Woodward) but early adoption is permitted. Woodward will adopt the guidance on October 1, 2009, on a prospective basis. The adoption of this guidance is not expected to have a significant impact on its Consolidated Financial Statements.
     In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements so that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605. In addition, the guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for Woodward) but early adoption is permitted. Woodward will adopt this guidance, on a prospective basis, on October 1, 2009 (the first day of fiscal year 2010). The adoption of this guidance is not expected to have a significant impact on Woodward’s Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
Note 3. Supplemental statement of cash flows information
     Supplemental cash flow information follows for the years ended September 30:

	2009	2008	2007
Interest expense paid	$20,479	$4,216	$4,870
Income taxes paid	21,875	33,735	21,169
Income tax refunds received	2,825	13,579	—
Non-cash investing activities:
Long-term debt assumed in business acquisition	18,610	—	10,319
Purchases of property, plant and equipment on account	3,880	3,583	—
Sales of assets for notes receivable	760	433	—
Equity investment funded by transfer of property, plant and equipment	165	—	—
Note 4. Business acquisitions and dispositions
     Woodward has recorded the acquisitions described below using the purchase method of accounting and, accordingly, has included the results of operations of the acquired businesses in its consolidated results as of the date of each acquisition. In accordance with authoritative accounting guidance for business combinations in effect during our fiscal year 2009, the respective purchase prices for these acquisitions are allocated to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess purchase price over the respective fair values of assets is recorded as goodwill. Goodwill is not amortized under U.S. GAAP but is tested for impairment at least annually (See Note 9. Goodwill). The goodwill resulting from the MPC and MotoTron Corporation (“MotoTron”) acquisitions is not tax deductible, while the goodwill resulting from the HRT acquisition is tax deductible.
     Woodward has completed its evaluation of its pre-acquisition contingencies that existed as of the acquisition dates related to its acquisitions of MPC and MotoTron and continues to evaluate pre-acquisition contingencies related to its fiscal 2009 acquisition of HRT that may have existed as of the acquisition date. If pre-acquisition contingencies related to HRT become probable in nature and estimable during the remainder of the purchase price allocation period, amounts will be recorded to goodwill for such matters. If these pre-acquisition contingencies become probable in nature and estimable after the end of the purchase price allocation period, amounts will be recorded for such matters in Woodward’s results of operations. The purchase price allocation period has closed for MPC and MotoTron.
SEG Acquisition
     On October 31, 2006, Woodward acquired 100 percent of the stock of Schaltanlagen-Elektronik-Geräte GmbH & Co. KG (“SEG”), and a related receivable from SEG that was held by one of the sellers, for $35,289, including $10,319 of assumed debt obligations. The transaction was financed with available cash. In the acquisition of SEG, Woodward acquired technologies and products that complement its power generation system solutions. Headquartered in Kempen, Germany, SEG designs and manufactures a wide range of protection and comprehensive control systems for power generation and distribution applications, power converters for wind turbines, and complete electrical systems for gas and diesel engine based power stations.
     The results of SEG’s operations are included in Woodward’s Consolidated Statements of Earnings from the beginning of November 2006. If the acquisition had been completed on October 1, 2006, Woodward’s net sales and net earnings for the fiscal year ended September 30, 2007 would not have been materially different from amounts reported in the Consolidated Statements of Earnings.
MPC acquisition
     On October 1, 2008, Woodward acquired all of the outstanding stock of Techni-Core and all of the outstanding stock of MPC Products not owned by Techni-Core for approximately $370,437. The purchase price, less approximately $18,610 of assumed outstanding debt, is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows. Woodward paid cash at closing of approximately $334,702, a portion of which was used to repay outstanding debt of MPC in

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
an aggregate amount equal to approximately $18,610. In addition, contractual change of control payments totaling $32,175 were made to certain MPC employees during October 2008 as a result of employment agreements in place prior to the acquisition. Direct transaction costs include investment banking, legal, and accounting fees and other external costs directly related to the acquisition.
     MPC is an industry leader in the manufacture of high-performance electromechanical motion control systems, primarily for aerospace applications. MPC’s main product lines include high performance electric motors and sensors, analog and digital control electronics, rotary and linear actuation systems, and flight deck and fly-by-wire systems for commercial and military aerospace programs. Through an improved focus on aerospace energy control solutions, MPC complements Woodward’s energy and motion control technologies enhancing Woodward’s system offerings. MPC formed the basis of the fourth Woodward business segment, Airframe Systems.
     The purchase price of the MPC acquisition is as follows:

Cash paid to owners	$316,092
Long-term debt repaid	18,610
Contractual change in control obligations	32,175
Direct transaction costs	3,560

Total purchase price	$370,437

     MPC Products was subject to an investigation by the U.S. Department of Justice (the “DOJ”) regarding certain of its pre-2005 government contract pricing practices and a related temporary suspension from participation in federal government procurements and grants. The DOJ has concluded its investigation and the related temporary suspension was lifted on October 7, 2009 (See Note 20, Contingencies). Payments associated with this pre-acquisition contingency will be incremental to the estimated purchase price above. The purchase price paid by Woodward in connection with the MPC acquisition, as shown above, was reduced by $25,000 at closing to reflect this contingency.
     The following table summarizes estimated fair values of the assets acquired and liabilities assumed at the date of the MPC acquisition, including accrued restructuring charges:

At October 1, 2008
Current assets	$112,116
Property, plant, and equipment	21,855
Goodwill	174,893
Intangible assets	164,200
Deferred income tax assets	23,939
Other assets	1,513

Total assets acquired	498,516

Other current liabilities	23,950
Department of Justice matter	25,000
Accrued restructuring charges	10,106
Deferred tax liabilities	65,009
Other tax — noncurrent	4,014

Total liabilities assumed	128,079

Net assets acquired	$370,437

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     A summary of the intangible assets acquired, weighted average useful lives and amortization methods follows:

		Weighted
		Average	Amortization
	Amount	Useful Life	Method
Customer relationships	$114,200	16 years	Accelerated
Process technology	25,600	15 years	Accelerated
Product software	6,200	13 years	Accelerated
Backlog	13,500	3 years	Accelerated
Trade name	3,700	5 years	Accelerated
Non-compete agreements	1,000	2 years	Straight Line

Total	$164,200	14 years

     Accelerated amortization is calculated based on the pattern of estimated future economic benefits of the related intangible asset.
     The results of MPC’s operations are included in Woodward’s Consolidated Statements of Earnings beginning October 1, 2008.
MotoTron acquisition
     On October 6, 2008, Woodward acquired MotoTron and the intellectual property assets owned by its parent company, Brunswick Corporation, which were used in connection with the MotoTron business for approximately $17,237. The purchase price is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows. The Company paid cash at closing of $17,000. In January 2009, Woodward subsequently received $29 based on the outcome of working capital adjustment procedures.
     MotoTron specializes in software tools and processes used to rapidly develop control systems for marine, power generation, industrial, and other engine equipment applications. MotoTron has been fully integrated into Woodward’s Engine Systems business segment.
     MotoTron has been an important supplier and partner to Woodward since 2002 and has helped Woodward to better position itself in electronic control technologies for the alternative-fueled bus and mobile equipment markets. The acquisition of MotoTron further strengthens Woodward’s ability to serve the transportation and power generation markets.
     The purchase price of the MotoTron acquisition is as follows:

Cash paid to owners	$16,971
Direct transaction costs	266

Total purchase price	$17,237

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     A summary of the estimated fair values of assets acquired and liabilities assumed at the date of the MotoTron acquisitions, including accrued restructuring charges, follows:

At October 6, 2008
Current assets	$3,845
Deferred income tax assets — current	271
Property, plant and equipment	939
Goodwill	6,396
Intangible assets	7,771
Deferred income tax assets	8
Other assets	136

Total assets acquired	19,366

Other current liabilities	1,603
Accrued restructuring charges	526

Total liabilities assumed	2,129

Net assets acquired	$17,237

     A summary of the intangible assets acquired, weighted average useful lives and amortization methods follows:

		Weighted
		Average	Amortization
	Amount	Useful Life	Method
Customer relationships	$68	17 years	Accelerated
Process technology	3,640	15 years	Accelerated
Product software	3,603	13 years	Straight Line
Trade name	460	5 years	Accelerated

Total	$7,771	13 years

     Accelerated amortization is calculated based on the pattern of estimated future economic benefits of the related intangible asset.
     The results of MotoTron’s operations are included in Woodward’s Consolidated Statements of Earnings as of October 6, 2008. If the MotoTron acquisition had been completed on October 1, 2008, Woodward’s net sales and net earnings for fiscal year 2009 the three and nine months ended June 30, 2009 would not have been materially different from amounts reported in the Consolidated Statements of Earnings.
HRT acquisition
     On April 3, 2009, Woodward acquired all of the outstanding stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business for approximately $380,749. The estimated purchase price is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows. Woodward paid cash at closing of approximately $377,660.
     HRT is an industry leader in advanced technology, engineering development, and manufacturing of mission-critical actuation systems and controls for aircraft, turbine engines, weapons and combat vehicles. It is recognized for hydraulic and electric primary flight control actuation products, including electro-mechanical actuation systems for unmanned combat air vehicles and weapons, such as the Joint Direct Attack Munitions (JDAM) and the AIM-9X Sidewinder; hydraulic and electric flight controls for fixed and rotor wing aircraft; servovalves for global aerospace; turret controls and stabilization systems for the U.S. M1 Abrams Main Battle Tank and other armored vehicles worldwide; and fuel and pneumatics valves for aircraft and helicopters. HRT has been integrated into Woodward’s Airframe Systems business segment.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
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

     The following table summarizes preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the HRT acquisition, including accrued restructuring charges:

At April 3, 2009
Current assets	$114,473
Property, plant, and equipment	41,926
Goodwill	144,759
Intangible assets	128,400
Other assets	13

Total assets acquired	429,571

Other current liabilities	22,175
Accrued restructuring charges	7,500
Postretirement benefits	13,077
Other noncurrent liabilities	6,070

Total liabilities assumed	48,822

Net assets acquired	$380,749

     A summary of the intangible assets acquired, weighted average useful lives and amortization methods follows:

		Weighted
		Average	Amortization
	Amount	Useful Life	Method
Customer relationships	$70,900	15 years	Accelerated
Process technology	29,000	15 years	Accelerated
Product software	4,200	20 years	Accelerated
Backlog	21,900	5 years	Accelerated
Favorable lease contracts	1,400	7 years	Straight Line
Non-compete agreements	1,000	3 years	Straight Line

Total	$128,400	13 years

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
     In connection with the HRT acquisition, Woodward assumed certain defined benefit pension obligations contingent upon transfer of related pension plan assets (See Note 16, Retirement benefits). In September 2009, the trustee of the related Textron-sponsored defined benefit plan transferred $46,788 to the Woodward HRT Plan. An additional $1,019 was transferred by the Textron-sponsored defined benefit plan to the Woodward HRT Plan in October 2009 and was recorded as a Woodward HRT Plan receivable as of September 30, 2009.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     Woodward is in the process of finalizing valuations of property, plant, and equipment (including estimated useful lives), other intangibles, defined benefit plan assets and liabilities, estimates of other liabilities, including restructuring reserves, and related income tax adjustments associated with the HRT acquisition.
     The results of HRT’s operations are included in Woodward’s Consolidated Statements of Earnings as of April 3, 2009.
Fuel and Pneumatics Disposition
     On August 10, 2009, Woodward HRT sold the F&P product line, for $48,000. The F&P product line provided a variety of off-turbine fuel management and pneumatic actuation components to producers of military and commercial aircraft and helicopters, as well as their suppliers.
     The following table summarizes estimated fair values of the assets and liabilities sold in August 2009:

Current assets	$12,014
Property, plant, and equipment	330
Goodwill	23,047
Intangible assets	13,044

Total assets sold	48,435
Other current liabilities	(435)

Net assets sold	$48,000

     Woodward’s 2009 results of operations include approximately $9,620 of sales and $3,897 of pre-tax earnings from the F&P product line for the period April 3, 2009 to August 10, 2009. There was no gain or loss on disposal of the F&P product line.
Pro forma results for Woodward giving effect to the MPC and HRT acquisitions
     The following unaudited pro forma financial information presents the combined results of operations of Woodward, MPC, and HRT as if the acquisitions had occurred as of the beginning of each of the fiscal years presented. MotoTron is excluded as it is not material to this presentation. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions and related borrowings had taken place at the beginning of each of the fiscal years presented. The unaudited pro forma financial information for the year ended September 30, 2009 includes the historical results of Woodward, including the post-acquisition results of MPC since October 1, 2008 and HRT since April 3, 2009 and the historical results of HRT for the approximately six months ended April 2, 2009. The unaudited pro forma financial information for the year ended September 30, 2008 combines the historical results of Woodward with the historical results of MPC and HRT for those periods.
     Prior to the HRT acquisition by Woodward, HRT was a wholly owned subsidiary of Textron Inc. and as such was not a stand-alone entity. Accordingly, the historical operating results of HRT may not be indicative of the results that might have been achieved, historically or in the future, if HRT had been a stand-alone entity. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for stock options and restricted stock issued, adjustments for depreciation expense for property, plant, and equipment, adjustments to interest expense, adjustments for estimated general and administrative costs for HRT’s historical management and administrative structure and functions, disposal of the F&P product line, and related tax effects.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     The unaudited pro forma results follow for the years ended September 30:

	2009	2008
Revenue	$1,532,181	$1,702,541
Net earnings	93,144	97,294
Earnings per share:
Basic	1.37	1.44
Diluted	1.35	1.40
Note 5. Income taxes
     Income taxes consisted of the following:

	Year Ended September 30,
	2009	2008	2007
Current:
Federal	$(8,006)	$26,689	$6,204
State	2,042	4,080	3,416
Foreign	18,441	17,583	10,465
Deferred
Federal	16,436	7,039	7,300
State	848	298	648
Foreign	(1,701)	4,341	5,798

	$28,060	$60,030	$33,831

     Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2009	2008	2007
United States	$62,766	$96,934	$93,818
Germany	33,396	46,239	22,012
Other countries	26,250	38,737	16,158

	$122,412	$181,910	$131,988

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     Deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	At September 30,
	2009	2008
Deferred tax assets:
Retirement healthcare and early retirement benefits	$15,249	$14,528
Foreign operating loss carryforwards	2,969	4,579
Inventory	15,531	14,828
Purchase accounting reserves	13,234	—
Deferred compensation	10,289	7,778
Defined benefit pension	7,300	—
Other	20,798	12,859
Valuation allowance	(132)	(129)

Total deferred tax assets, net of valuation allowance	85,238	54,443

Deferred tax liabilities:
Goodwill and intangibles — net	(95,885)	(33,354)
Other	(21,788)	(17,266)

Total deferred tax liabilities	(117,673)	(50,620)

Net deferred tax assets (liabilities)	$(32,435)	$3,823

     The foreign net operating loss carryforwards as of September 30, 2009, may be carried forward indefinitely.
     At September 30, 2009, Woodward has not provided for taxes on undistributed foreign earnings of $122,731 that it considers permanently reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward, or if it sells its stock in the subsidiaries. However, the Company believes that foreign tax credits would largely offset any income tax that might otherwise be due.
     The changes in the valuation allowance were as follows:

	Year Ended September 30,
	2009	2008	2007
Beginning balance	$(129)	$(2,596)	$(2,566)
Change in valuation allowance that existed at the beginning of the year	—	2,689	(116)
Current activity related to deferred items	(3)	(222)	(302)
Foreign net operating loss carryforward	—	—	388

Ending balance	$(132)	$(129)	$(2,596)

     Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming Woodward’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment. In fiscal 2008 and 2007, additional objective evidence became available regarding earnings in tax jurisdictions that had unexpired net operating loss carryforwards that affected Woodward’s judgment about the valuation allowance that existed at the beginning of the year.
     The foreign net operating loss carryforward amount in the preceding table includes the translation effects of changes in foreign currency exchange rates.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     The reasons for the differences between Woodward’s effective income tax rate and the United States statutory federal income tax rate were as follows:

	Year Ended September 30,
Percent of pretax earnings	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
Adjustments of the beginning-of-year balance of valuation allowances for deferred tax assets	—	(1.5)	—
State income taxes, net of federal tax benefit	1.5	1.5	2.0
Foreign tax rate differences	(2.1)	—	0.1
Foreign sales benefit	—	—	(0.4)
German tax law changes	—	—	2.3
ESOP dividends on allocated stock shares	(0.5)	(0.4)	(0.5)
Research credit	(3.1)	(0.3)	(2.4)
Retroactive extension of research credit	(1.7)	—	(0.9)
Change in estimate of taxes for previous periods and audit settlements	(6.6)	(1.2)	(10.2)
Other items, net	0.4	(0.1)	0.6

Effective tax rate	22.9%	33.0%	25.6%

     The changes in estimate of taxes for previous periods are primarily related to the favorable resolution of certain tax matters.
     In June 2006, the FASB issued the authoritative guidance for uncertain tax positions. These provisions offer guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The guidance addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. For those tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
     Woodward adopted the authoritative guidance related to uncertain tax positions on October 1, 2007, as required. The change in measurement criteria caused Woodward to recognize a decrease in the retained earnings component of shareholders’ equity of $7,702.
     A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of September 30, 2009 is as follows:

Balance, September 30, 2007	$20,509
Tax positions related to the current year	5,819
Tax positions related to prior years	(74)
Lapse of applicable statute of limitations	(3,678)

Balance, September 30, 2008	22,576
Tax positions related to the current year	1,431
Tax positions related to prior years	(556)
Lapse of applicable statute of limitations	(3,668)

Balance, September 30, 2009	$19,783

     At September 30, 2009, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $15,550, which is net of expected offsetting benefits. At this time, Woodward estimates that it is reasonably

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
possible that the liability for unrecognized tax benefits will decrease by up to $4,660 in the next twelve months through completion of reviews by various worldwide tax authorities.
     Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $3,804 and $5,956 as of September 30, 2009, and September 30, 2008, respectively.
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
Note 6. Earnings per share
     Net earnings per share — basic is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net earnings per share — diluted reflects the weighted average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.
     The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted:

	Year Ended September 30,
	2009	2008	2007
Numerator:
Net earnings	$94,352	$121,880	$98,157

Denominator:
Basic	67,821	67,564	68,489
Assumed exercise of dilutive stock options and restricted stock	1,212	1,996	1,998

Diluted	69,033	69,560	70,487

Income per common share:
Basic	$1.39	$1.80	$1.43

Diluted	$1.37	$1.75	$1.39

     The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of 409, 417, and 558 for fiscal 2009, 2008, and 2007, respectively.
     The following stock option grants were outstanding during the annual periods but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended September 30,
	2009	2008	2007
Options	739	398	636

Restricted stock	70	—	—

Weighted-average option price	$27.30	$32.68	$18.54

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
Note 7. Inventories

	At September 30,
	2009	2008
Raw materials	$44,608	$16,221
Work in progress	71,270	41,047
Component parts and finished goods	186,461	151,049

	$302,339	$208,317

Note 8. Property, plant, and equipment

	At September 30,
	2009	2008
Land	$11,231	$13,343
Buildings and equipment	178,410	188,359
Machinery and equipment	336,903	286,074
Construction in progress	16,333	16,524

	542,877	504,300
Less accumulated depreciation	(333,992)	(335,649)

Property, plant and equipment, net	$208,885	$168,651

Depreciation expense for the years ended September 30 was as follows:

	Year ended September 30,
	2009	2008	2007
Depreciation expense	$37,828	$28,620	$25,428

Capitalized interest was not material for the years ended September 30, 2009, 2008, and 2007.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
Note 9. Goodwill

	September 30,	Additions /	Disposal of	Translation	September 30,
	2008	Adjustments	Product Line	Adjustments	2009
Turbine Systems	$86,565	$—	$—	$—	$86,565
Airframe Systems	—	319,652	(23,047)	807	297,412
Electrical Power Systems	17,381	(273)	—	625	17,733
Engine Systems	35,631	6,403	—	(942)	41,092

Consolidated	$139,577	$325,782	$(23,047)	$490	$442,802

	September 30,	Additions /	Disposal of	Translation	September 30,
	2007	Adjustments	Product Line	Adjustments	2008
Turbine Systems	$86,565	$—	$—	$—	$86,565
Airframe Systems	—	—	—	—	—
Electrical Power Systems	16,914	675	—	(208)	17,381
Engine Systems	37,736	(675)	—	(1,430)	35,631

Consolidated	$141,215	$—	$—	$(1,638)	$139,577

     Woodward performed its 2009 annual goodwill impairment test during the fiscal quarter ended March 31, 2009. Woodward considers all operating segments to be reporting units for purposes of testing for goodwill impairment. The fair value of the reporting units was based on segment level cash flow forecasts which were updated to reflect current global economic conditions, including anticipated weakening of global demand for certain products. Forecasted cash flows were discounted using an 11% weighted average cost of capital assumption. The terminal value of the forecasted cash flows assumed an annual compound growth rate after five years of 3% and was calculated using the Gordon Growth Model. There was no goodwill impairment charge recorded in fiscal 2009, fiscal 2008, or fiscal 2007.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
Note 10. Other intangibles—net

	September 30, 2009			September 30, 2008
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationships:
Turbine Systems	$44,327	$(16,746)	$27,581	$44,327	$(15,268)	$29,059
Airframe Systems	176,661	(2,068)	174,593	—	—	—
Electrical Power Systems	2,319	(676)	1,643	2,190	(386)	1,804
Engine Systems	20,675	(11,718)	8,957	20,607	(9,877)	10,730

Total	$243,982	$(31,208)	$212,774	$67,124	$(25,531)	$41,593

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	—	—	—	—	—	—
Electrical Power Systems	7,941	(3,073)	4,868	7,232	(1,913)	5,319
Engine Systems	12,613	(6,180)	6,433	12,705	(5,408)	7,297

Total	$20,554	$(9,253)	$11,301	$19,937	$(7,321)	$12,616

Process technology:
Turbine Systems	$11,941	$(4,511)	$7,430	$11,941	$(4,113)	$7,828
Airframe Systems	62,981	(2,590)	60,391	—	—	—
Electrical Power Systems	1,390	(1,346)	44	1,338	(1,129)	209
Engine Systems	12,593	(3,797)	8,796	5,350	(2,853)	2,497

Total	$88,905	$(12,244)	$76,661	$18,629	$(8,095)	$10,534

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	39,646	(14,325)	25,321	—	—	—
Electrical Power Systems	1,623	(316)	1,307	1,563	(200)	1,363
Engine Systems	460	(51)	409	—	—	—

Total	$41,729	$(14,692)	$27,037	$1,563	$(200)	$1,363

Consolidated	$395,170	$(67,397)	$327,773	$107,253	$(41,147)	$66,106

Amortization expense for the years ended September 30 was as follows:

	Year Ended September 30,
	2009	2008	2007
Amortization expense	$26,120	$6,830	$7,496

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2010	$34,371
2011	33,694
2012	31,084
2013	28,671
2014	25,874
Thereafter	174,079

$327,773

Note 11. Long-term debt
Long-term debt consisted of the following at September 30,

	2009	2008
Senior notes — 6.39%, due October 2011; unsecured	$32,143	$42,857
Term notes — 4.25% - 5.95%, due September 2009 to June 2012, secured by land and buildings	624	1,659
2008 Term loan — Variable rate of 2.26% at September 30, 2009, matures October 2013; unsecured	144,375	—
2009 Term loan — Variable rate of 3.25% at September 30, 2009, matures April 2012; unsecured	45,000	—
Series B Notes — 5.63%, due October 2013; unsecured	100,000	—
Series C Notes — 5.92%, due October 2015; unsecured	50,000	—
Series D Notes — 6.39%, due October 2018; unsecured	100,000	—
Series E Notes — 7.81%, due April 2016; unsecured	57,000	—
Series F Notes — 8.24%, due April 2019; unsecured	43,000	—
Fair value hedge adjustment for unrecognized discontinued hedge gains	198	381

	572,340	44,897
Less: current portion	(45,569)	(11,560)

Long-term debt, less current portion	$526,771	$33,337

     The senior notes, 2008 and 2009 term loans, and Series B, C, D, E and F Notes are held by multiple institutions. The term notes are held by banks in Germany.
     The senior notes, 2008 and 2009 term loans, and Series B, C, D, E and F Notes are guaranteed by Woodward FST, Inc., MPC Products and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.
     The current portion of long-term debt includes $128 and $183 at September 30, 2009 and September 30, 2008, respectively, related to the fair value hedge adjustment for unrecognized discontinued hedge gains.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     Required future principal payments of outstanding long-term debt are as follows:

Year Ending September 30, 2009
2010	$45,441
2011	36,441
2012	18,385
2013	7,500
2014	214,375
Thereafter	250,000

$572,142

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
     The 2008 Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other persons, make capital expenditures, make certain investments, make certain restricted payments, make certain dividend payments, and enter into material transactions with affiliates. The 2008 Term Loan Credit Agreement contains financial covenants requiring that (a) the Company’s ratio of consolidated net debt to consolidated earnings before interest, taxes, depreciation, and amortization, plus any unusual non-cash charges to the extent deducted in computing net income minus any unusual non-cash gains to the extent added in computing net income (“EBITDA”), not exceed 3.5 to 1.0 and (b) the Company have a minimum consolidated net worth of $400,000 plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The 2008 Term Loan Credit Agreement also contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due.
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
     During the fourth quarter of 2009, Woodward prepaid $69,000 against the 2009 Term Loan Credit Agreement. In combination with the scheduled quarterly payments, this prepayment effectively accelerates the maturity date of the 2009 Term Loan Credit Agreement to March 31, 2011 when a final principal payment of $9,000 would be due, unless the Company makes additional prepayments.
     The 2009 Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
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

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
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
     Woodward was in compliance with its financial debt covenants at September 30, 2009.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
Debt Issuance Costs
     During 2009, Woodward incurred $5,892 of debt issuance costs, which are being amortized using the effective interest method or patterns that approximate the effective interest method, over the term of the debt to which the costs relate. The related amortization is recognized as interest expense. Due to principal prepayments made on the 2009 term loan, recognition of interest expense on the related debt issuance costs were accelerated. Amounts recognized as interest expense in 2009 of $2,031 reflected actual and anticipated prepayments on the 2009 term loan. Woodward had $4,432 and $571 of unamortized debt issuance costs as of September 30, 2009 and 2008, respectively.
Note 12. Lines of credit facilities and short-term borrowings
     Woodward has a $225,000 revolving credit facility related to unsecured financing arrangements with a syndicate of U.S. banks. The agreement provides for an option to increase the amount to $350,000, subject to the lenders’ participation, and has an expiration date of October 2012. The interest rate on borrowings under the agreement varies with LIBOR, the federal funds rate, or the prime rate.
     Woodward also has various foreign lines of credit, including arrangements whereby Woodward may take interest bearing advances subject to a cash pooling agreement on certain foreign bank accounts and collateralized by the associated bank account balances. The lines are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the banks. Borrowings under the revolving credit facility and foreign lines of credit totaled $0 and $4,031 at September 30, 2009 and 2008, respectively. The weighted average interest rate for outstanding borrowings under Woodward’s foreign lines of credit was 3.0% at September 30, 2008. The rates applicable to foreign lines of credit have historically been lower than is typical in the U.S. because of borrowing rates available in foreign countries.
Note 13. Derivative instruments and hedging activities
     Woodward is exposed to global market risks, including the effect of changes in interest rates, foreign currency exchange rates, changes in certain commodity prices and fluctuations in various producer indices. From time to time, Woodward enters into derivative instruments for risk management purposes only, including derivatives designated as accounting hedges and/or those utilized as economic hedges. Woodward uses interest rate related derivative instruments to manage its exposure to fluctuations of interest rates. Woodward not does enter into or issue derivatives for trading purposes.
     By using derivative and/or hedging instruments to manage its exposure, Woodward is exposed, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Woodward, which creates credit risk for Woodward. Woodward minimizes this credit risk by entering into transactions with only high quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. Woodward minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of September 30, 2009, Woodward was a party to a forward foreign currency exchange contract described below. As of September 30, 2008, all previous derivative instruments into which Woodward had entered were terminated.
     In 2001, Woodward entered into treasury lock agreements that were designated as cash flow hedges of its long-term debt. The discontinuance of these treasury lock agreements resulted in losses that are recognized as an increase of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the loss is recorded in accumulated other comprehensive income (“accumulated OCI”).
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
     In September 2008, the Company entered into treasury lock agreements with a notional amount totaling $100,000 that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt to acquire MPC. The hedges were terminated prior to September 30, 2008 resulting in a gain of approximately $108 and the gain was recorded in accumulated OCI as of September 30, 2008, net of tax. The realized gain

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
on the termination of the treasury lock agreements will be recognized as a reduction of interest expense over a seven-year period on the hedged debt issued on October 1, 2008 using the effective interest method.
     In March 2009, Woodward entered into LIBOR lock agreements with a total notional amount of $50,000 that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt to acquire HRT. The hedges were terminated prior to June 30, 2009, resulting in a loss of $1,308. The realized loss was recorded in accumulated OCI as of June 30, 2009, net of tax. The realized loss on the terminated LIBOR lock agreements will be recognized as an increase of interest expense over a seven-year period on the hedged debt issued on April 3, 2009 using the effective interest method.
     In September 2009, Woodward entered into a foreign currency exchange rate contract to purchase €7,900 for approximately $11,662 in early October 2009. The objective of this derivative instrument, which was not designated as an accounting hedge, was to limit the risk of currency fluctuations on certain short-term intercompany loan balances. An unrealized loss on the derivative instrument was carried at fair market value in “Accrued liabilities” as of September 30, 2009.
     The following table discloses the remaining unrecognized gains and losses associated with the terminated derivative instruments on Woodward’s Consolidated Balance Sheet as of September 30:

		Unrecognized Gain (Loss)
	Balance Sheet
	Location	2009	2008
Derivatives designated as hedging instruments
2001 Treasury lock	Accumulated OCI	$(171)	$(330)
2002 Interest rate swap	Long-term debt	197	381
2008 Treasury lock	Accumulated OCI	93	—
2009 LIBOR lock	Accumulated OCI	(1,215)	—

		$(1,096)	$51

Recognized Gain (Loss)
Derivatives not designated as hedging instruments
Foreign exchange forward contract	Accrued liabilities	$(173)	$—

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     The following tables disclose the impact of terminated derivative instruments on Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30, 2009
				Amount of
		Amount of	Amount of	Gain (Loss)
		Income	Gain (Loss)	Reclassified
		(Expense)	Recognized in	from
	Location of Gain	Recognized	Accumulated	Accumulated
	(Loss) Recognized in	in Earnings	OCI on	OCI into
	Earnings	on Derivative	Derivative	Earnings
Derivatives in fair value hedging relationships
2002 Interest rate swap	Interest expense	$184	$—	$—
Derivatives in cash flow hedging relationships
2001 Treasury lock	Interest expense	(159)	—	(159)
2008 Treasury lock	Interest expense	16	109	16
2009 LIBOR lock	Interest expense	(93)	(1,308)	(93)
Derivatives in foreign currency relationships
Foreign exchange forward contract	Other income	(173)	—	—

		$(225)	$(1,199)	$(236)

	Year Ended September 30, 2008
				Amount of
		Amount of	Amount of	Gain (Loss)
		Income	Gain (Loss)	Reclassified
		(Expense)	Recognized in	from
	Location of Gain	Recognized	Accumulated	Accumulated
	(Loss) Recognized in	in Earnings	OCI on	OCI into
	Earnings	on Derivative	Derivative	Earnings
Derivatives in fair value hedging relationships
2002 Interest rate swap	Interest expense	$236	$—	$—
Derivatives in cash flow hedging relationships
2001 Treasury lock	Interest expense	(204)	—	(204)

		$32	$—	$(204)

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)

	Year Ended September 30, 2007
				Amount of
		Amount of	Amount of	Gain (Loss)
		Income	Gain (Loss)	Reclassified
		(Expense)	Recognized in	From
	Location of Gain	Recognized	Accumulated	Accumulated
	(Loss) Recognized in	in Earnings	OCI on	OCI into
	Earnings	on Derivative	Derivative	Earnings
Derivatives in fair value hedging relationships
2002 Interest rate swap	Interest expense	$285	$—	$—
Derivatives in cash flow hedging relationships
2001 Treasury lock	Interest expense	(247)	—	(247)

		$38	$—	$(247)

     Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of September 30, 2009, Woodward expects to reclassify $282 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months.
Note 14. Accrued liabilities

	At September 30,
	2009	2008
Salaries and other member benefits	$32,135	$51,773
Department of Justice matter (see Notes 4 and 20)	25,000	—
Current portion of restructuring and other charges	11,619	801
Warranties	10,005	7,232
Interest payable	12,376	1,257
Accrued retirement benefits	2,734	5,865
Taxes, other than income	5,910	6,908
Other	27,538	11,755

	$127,317	$85,591

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
Warranties
     Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties were as follows:

	At September 30,
	2009	2008	2007
Warranties, beginning of period	$7,232	$5,675	$5,832
Increases to accruals related to warranties during the period	5,386	7,477	4,911
Increases due to acquisitions of MPC, MotoTron and HRT	3,042	—	—
Decrease due to F&P disposal	(126)	—	—
Settlements of amounts accrued	(5,683)	(5,800)	(5,715)
Foreign currency exchange rate changes	154	(120)	647

Warranties, end of period	$10,005	$7,232	$5,675

Restructuring and other charges
     Restructuring charges related to business acquisitions include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts.
     The summary of the activity in accrued restructuring charges during the years ended September 30, 2009, 2008, and 2007 is as follows:

	Restructuring	Business
	Charges	Acquisitions	Total
Accrued restructuring charges, September 30, 2007	$—	$1,753	$1,753
Payments	—	(448)	(448)
Foreign currency exchange rates	—	218	218

Accrued restructuring charges, September 30, 2007	—	1,523	1,523
Purchase accounting adjustments	—	(599)	(599)
Payments	—	(128)	(128)
Foreign currency exchange rates	—	5	5

Accrued restructuring charges, September 30, 2008	—	801	801
Restructuring provision incurred	15,159	—	15,159
Purchase accounting activity	—	17,540	17,540
Payments	(11,278)	(8,642)	(19,920)
Non-cash charge for impairment of vacated facility	(905)	—	(905)
Foreign currency exchange rates	220	(31)	189

Accrued restructuring charges, September 30, 2009	$3,196	$9,668	$12,864

     Woodward recognized non-acquisition related restucturing and other charges totaling $15,159 during 2009. The main components of these charges included $14,254 of workforce management related costs associated with the early retirement of approximately 100 employees and the involuntary seperation of approximately 350 employees in connection with a strategic realignment of global workforce capacity. Other charges totaling $905 were accrued for an impairment loss related to the sale

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
of a building that is being vacated. Approximately $11,619 of the accrued restructuring and other charges are expected to be paid during fiscal 2010. $1,245 of restructuring costs not expected to be paid in fiscal 2010 and are included as non-current liabilities in other liabilities.
Note 15. Other liabilities

	At September 30,
	2009	2008
Net accrued retirement benefits, less amounts recognized with accrued liabilities	$83,837	$42,103
Uncertain tax positions, net of offsetting benefits	15,550	17,086
Other	12,900	8,506

	$112,287	$67,695

Note 16. Retirement benefits
     Woodward provides various benefits to eligible members of the Company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, and retirement healthcare benefits. Eligibility requirements and benefit levels vary depending on employee location.
     On September 30, 2007, Woodward adopted the authoritative guidance for retirement plans which provides guidance on expense recognition for retirement benefits compensation. As part of the initial recognition of the funded status, any transitional asset/(liability), prior service cost/(credit) or actuarial gain/(loss) that had not yet been recognized as a component of net periodic cost was recognized in the Accumulated Other Comprehensive Income section of the Consolidated Statements of Stockholders’ Equity, net of tax. Accumulated Other Comprehensive Income will be adjusted as these amounts are subsequently recognized as a component of net periodic benefit costs in future periods. The initial incremental recognition impact of the funded status under this authoritative guidance, that was reflected upon its adoption in the Accumulated Other Comprehensive Income section of Consolidated Statements of Stockholders’ Equity, was an after tax decrease to equity of $980.
Defined contribution plans
     Substantially all U.S. employees are eligible to participate in the U.S. defined contribution plans. Certain foreign employees also are eligible to participate in foreign plans.
     The amount of expense associated with defined contribution plans totaled $16,869 in fiscal 2009, $14,877 in fiscal 2008, and $13,487 in fiscal 2007.
     Woodward operates one multiemployer plan for certain employees in the Netherlands. The amount of contributions associated with the multiemployer plan totaled $550 in fiscal 2009, $613 in fiscal 2008 and $572 in fiscal 2007.
Defined benefit plans
     Woodward has defined benefit plans which provide pension benefits for certain retired employees in the U.S., the United Kingdom, and Japan. Approximately 1,230 current employees may receive future benefits under the plans and approximately 421 are eligible to receive future benefits or are currently receiving benefits. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension plans.
     In connection with the acquisition of HRT (see Note 4, Business acquisitions and dispositions), as of April 3, 2009 Woodward recorded approximately $50,952 of estimated projected benefit obligation related to a Textron-sponsored defined benefit plan assumed by a Woodward defined benefit plan established for certain HRT employees (the “Woodward HRT Plan”) in late September 2009, offset by approximately $40,126 of the estimated related pension plan assets to be transferred directly to the trustee of the Woodward HRT Plan by the trustee of the related Textron-sponsored defined benefit plan. In late

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
September 2009, the trustee of the related Textron-sponsored defined benefit plan transferred $46,788 to the Woodward HRT Plan. An additional $1,019 was transferred by the Textron-sponsored defined benefit plan to the Woodward HRT Plan in October 2009 and was recorded as a Woodward HRT Plan receivable. The value of the pension plan assets transferred was equal to the present value of the accumulated benefit obligation as of the April 3, 2009, the date of the HRT acquisition, based upon certain actuarial assumptions described in the acquisition agreement as adjusted for investment earnings and benefit payments between the date of the acquisition and the actual date of the funds transfer.
     Excluding the Woodward HRT Plan, the defined benefit plans in the U.S. were frozen in January 2007 and no additional employees may participate in the U.S. plans and no additional service costs will be incurred.
     Woodward’s investment policies and strategies for plan assets focus on maintaining diversified investment portfolios that provide for growth while minimizing risk to principal. The target allocation ranges for plan assets in the U.S. at September 30, 2009, are 50% for equity securities and 50% for debt securities. The target allocation ranges for plan assets in the United Kingdom, which represented about 82% of total foreign plan assets at September 30, 2009, are 42% for equity securities and 58% for debt securities. The remaining foreign plan assets are in Japan, and Woodward’s investment manager uses asset allocations that are customary in that country. The expected long-term rates of return on plan assets were based on Woodward’s current asset allocations and the historical long-term performance for each asset class, as adjusted for existing market conditions. The allocation of pension plan assets is as follows at September 30:

	United States		Other Countries
	2009	2008	2009	2008
Equity securities	50%	52%	45%	42%
Debt securities	50	48	54	58
Other	—	—	1	—

	100%	100%	100%	100%

     Pension plan assets at September 30, 2009 and 2008 do not include any direct investment in Woodward’s equity securities.
     The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	United States			Other Countries
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	5.5%	6.5%	6.1%	4.7%	4.7%	4.8%
Rate of compensation increase	2.5	N/A	N/A	3.8	3.7	3.8

Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	6.5	6.1	5.6	6.0	5.7	4.4
Rate of compensation increase	N/A	N/A	N/A	4.2	3.7	3.8
Long-term rate of return on plan assets	7.5	7.5	8.0	5.9	5.6	5.8
     The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the U.S., Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA- or better by Standard & Poors, which have at least $25 million outstanding. In the United Kingdom, Woodward used the AA corporate bond index (applicable for bonds over 15 years) and government bond yields (for bonds over 15 years) to determine a blended rate to use as the benchmark. In Japan, Woodward

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
used AA-rated corporate bond yields (for bonds of 12.5 years) as the benchmark. Woodward’s assumed rates do not differ significantly from any of these benchmarks.
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
     Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	United States			Other Countries
	2009	2008	2007	2009	2008	2007
Service cost	$1,409	$—	$—	$716	$945	$1,294
Interest cost	2,964	1,122	1,034	2,175	2,814	2,554
Expected return on plan assets	(2,627)	(1,362)	(1,317)	(2,178)	(3,005)	(2,424)
Amortization of:
Unrecognized transition obligation	—	—	—	81	99	89
Unrecognized losses	337	118	244	135	181	360
Recognized prior service benefit	(259)	(260)	(259)	(7)	(10)	(8)
Contractual termination benefits	—	—	—	237	—	715

Net periodic benefit cost (benefit)	$1,824	$(382)	$(298)	$1,159	$1,024	$2,580

     Contractual termination benefits were associated with workforce reductions of members covered by one of Woodward’s retirement pension benefit plans. The workforce reductions were related to the consolidation of manufacturing operations that were initially accrued for in 2004. The expense was recognized in the Engine Systems segment.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     The following table provides a reconciliation of the changes in the projected benefit obligation and fair value of assets for the retirement pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries
	2009	2008	2009	2008
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$17,956	$18,676	$45,642	$59,628
Obligation assumed in HRT acquisition	50,952	—	—	—
Service cost	1,301	—	716	945
Interest cost	2,962	1,122	2,175	2,814
Contribution by participants	—	—	32	69
Net actuarial losses (gains)	17,063	(1,299)	9,133	(8,989)
Foreign currency exchange rate changes	—	—	(1,057)	(3,798)
Benefits paid	(683)	(543)	(3,191)	(3,384)
Curtailment gain	—	—	—	(13)
Contractual termination benefits	—	—	—	(1,630)

Projected benefit obligation at end of year	$89,551	$17,956	$53,450	$45,642

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$15,346	$18,438	$41,834	$52,276
Plant assets received in connection with HRT acquisition	40,126	—	—	—
Actual return on plan assets	9,313	(2,549)	2,084	(4,284)
Foreign currency exchange rate changes	—	—	(2,206)	(3,794)
Contributions by the company	—	—	2,173	2,582
Contributions by plan participants	—	—	32	69
Settlements	—	—	—	(1,631)
Benefits paid	(683)	(543)	(3,191)	(3,384)

Fair value of plan assets at end of year	$64,102	$15,346	$40,726	$41,834

Funded status at end of year	$(25,449)	$(2,610)	$(12,724)	$(3,808)

Amounts recognized in statement of financial position consist of:
Non-current liabilities	(25,449)	(2,610)	(12,724)	(3,808)

Funded status at end of year	$(25,449)	$(2,610)	$(12,724)	$(3,808)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost (benefit)	(2,630)	(2,890)	(277)	37
Unrecognized net losses	15,948	5,842	15,086	19
Unrecognized transition obligation (asset)	—	—	67	(145)

Net amounts recognized	$13,318	$2,952	$14,876	$(89)

Deferred taxes	5,061	1,122	5,536	986
Accumulated other comprehensive income (loss)	8,257	1,830	9,340	(1,075)

Net amount recognized	$13,318	$2,952	$14,876	$(89)

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     The underfunded status of the plans based on the projected benefit obligation increased to $38,173 in fiscal 2009 from $6,418 in fiscal 2008, primarily due to the assumption of an underfunded plan in connection with the HRT acquisition and net actuarial losses resulting mainly from changes in the discount rate during the year.
     Woodward makes periodic cash contributions to its defined pension plans based on applicable regulations in jurisdictions that oversee its various pension plans, if any, and other factors.
     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follow, at or for the year ended September 30:

	United States		Other Countries
	2009	2008	2009	2008
Projected benefit obligation	$(89,551)	$(17,956)	$(53,450)	$(45,642)
Accumulated benefit obligation	(78,982)	(17,956)	(51,036)	(43,497)
Fair value of plan assets	64,102	15,346	40,726	41,834
     Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended September 30, 2009 follows:

	United	Other
	Statess	Countries
Net loss (gain)	$10,443	$9,567
Amortization of net loss (gain)	(337)	(140)
Amortization of transition obligation (asset)	—	(84)
Amortization of prior service credit (cost)	260	7
Settlement gain (loss)	—	(246)

Total recognized in accumulated other comprehensive income	10,366	9,104

     The amounts expected to be amortized from Accumulated Other Comprehensive Income and reported as a component of net periodic benefit cost during fiscal 2010 is as follows:

	United	Other
	States	Countries
Net transition obligation	$—	$86
Prior service cost (benefit)	(260)	(8)
Net actuarial losses (gains)	528	767

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     Substantially all pension benefit payments are made from the assets of the pension plans. Using foreign exchange rates as of September 30, 2009 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

	United	Other
Year Ending September 30,	States	Countries
2010	$1,289	$2,575
2011	1,886	2,830
2012	2,501	2,682
2013	3,052	2,890
2014	3,597	2,846
2015 — 2019	26,583	16,344
     Woodward expects its pension plan contributions will be $3,000 in the U.S. and $2,750 in other countries in 2010.
Retirement healthcare benefit plans
     Woodward provides healthcare and life insurance benefits to certain retired employees and their covered dependants and beneficiaries in the U.S. and the United Kingdom. Benefits include the option to elect company provided healthcare insurance coverage to age 65 and a Medicare supplemental plan after age 65. A September 30 measurement date is utilized to value plan assets and obligations for Woodward’s retirement healthcare benefit plans.
     In connection with the acquisition of HRT (see Note 4. Business acquisitions and dispositions), Woodward assumed estimated benefit obligations of approximately $2,251 related to a Textron-sponsored retirement healthcare benefit plan for certain former HRT employees. Participation in the assumed plan for retirees over age 65 is frozen. Active HRT employees have the opportunity to remain on the active employee plan and pay the full premium cost upon retirement.
     The other retirement healthcare benefit plans were frozen in January 2006 and no additional employees may participate in the plans. Generally, employees who had attained age 55 and had rendered 10 or more years of service before the plans were frozen are eligible for these postretirement benefits.
     Certain participating retirees are required to contribute to the plans in order to maintain coverage. The plans, including the assumed HRT plan, provide healthcare benefits for approximately 795 retired employees and may provide future benefits to approximately 139 active employees, upon retirement, if the employees elect to participate.
     The weighted average actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement healthcare benefits follows as of and for the years ended September 30:

	2009	2008	2007
Weighted-average discount rate assumptions used to determine benefit obligation at September 30	5.5%	6.5%	6.1%
Weighted-average discount rate assumptions used to determine net periodic benefit cost for years ended September 30	6.5	6.1	5.6
     The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the U.S., Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA- or better by Standard & Poors, which have at least $25,000 outstanding. In the United Kingdom, Woodward used the AA corporate bond index (applicable for bonds over 15 years) and government bond yields (for bonds over 15 years) to determine a blended rate to use as the benchmark. Woodward’s assumed rates do not differ significantly from any of these benchmarks.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	2009	2008	2007
Service cost	$169	$242	$297
Interest cost	2,330	2,452	2,474
Recognized losses	97	192	259
Recognized prior service cost	(3,232)	(2,520)	(2,520)
Cost of buyout events	—	—	(871)

Net periodic cost (benefit)	$(636)	$366	$(361)

     During fiscal 2007, Woodward provided an option for certain retirees to receive a cash settlement in lieu of future payments. The expense related to retirees who accepted the offer is included in the “cost of buyout events.”
     During 2007, 2008 and early 2009, as part of our retirement healthcare benefits, Woodward provided a prescription drug benefit in the U.S. that was at least actuarially equivalent to Medicare Part D. As a result, Woodward was entitled to a federal subsidy that was introduced by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. On January 1, 2009, Woodward converted its prescription drug benefit to a fully insured plan that was no longer eligible for additional federal subsidies. Subsidies received as a result of activity prior to January 1, 2009 were as follows:

	Year Ended September 30,
	2009	2008	2007
Prescription drug benefits paid	$830	$3,180	$2,318
Federal subsidy received	561	166	924

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     The following table provides a reconciliation of the changes in the projected benefit obligation and fair value of assets for the retirement healthcare benefits for the years ended September 30:

	2009	2008
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$37,501	$44,687
Assumption of HRT acquisition benefit obligation	2,251	—
Service cost	169	242
Interest cost	2,330	2,453
Contribution by participants	2,006	2,407
Net actuarial loss (gain)	5,324	(3,493)
Foreign currency exchange rate changes	(59)	(88)
Benefits paid	(6,229)	(6,342)
Settlement gain	—	—
Plan amendments	(1,427)	(2,531)
Part D Medicare reimbursement	561	166

Benefit obligation at end of year	$42,427	$37,501

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by the company	4,223	3,935
Contributions by plan participants	2,006	2,407
Benefits paid	(6,229)	(6,342)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(42,427)	$(37,501)

Amounts recognized in statement of financial position consist of:
Current liabilities	$(2,696)	$(2,737)
Non-current liabilities	(39,731)	(34,764)

Funded status at end of year	$(42,427)	$(37,501)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service credit	(3,621)	(5,426)
Net loss (gain)	5,114	(90)

Net amounts recognized	$1,493	$(5,516)

Deferred taxes	557	(2,100)
Accumulated other comprehensive income	936	(3,416)

Net amounts recognized	$1,493	$(5,516)

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     The projected benefit obligation and accumulated benefit obligation were as follows:

	Year Ended September 30,
	2009	2008
Projected benefit obligation/accumulated postretirement benefit obligation	$(42,427)	$(37,501)
     For retirement healthcare benefits, Woodward assumed net healthcare cost trend rates of 9% in 2010, decreasing gradually to 5% in 2018, and remaining at 5% thereafter. A 1% increase in assumed healthcare cost trend rate would increase the total of the service and interest cost components by approximately $225 and increase the accumulated benefit obligation at the end of 2009 by approximately $4,521. A 1% decrease in the assumed healthcare cost trend rate would decrease the total of service and interest cost components by $196 and decrease the accumulated benefit obligation by approximately $3,906 in 2009.
     Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended September 30, 2009 follows:

Net loss (gain)	$5,301
Prior service cost (credit)	(1,427)
Amortization of net loss (gain)	(97)
Amortization of prior service credit (cost)	3,232

Total recognized in accumulated other comprehensive income	$7,009

     Using foreign currency exchange rates as of September 30, 2009 and expected future service, it is anticipated that the future benefit payments will be as follows:

Year Ending September 30,
2010	$2,769
2011	2,883
2012	3,002
2013	3,113
2014	3,250
2015 — 2019	16,808
     Woodward expects its contributions for retirement healthcare benefits will be approximately $2,769 in fiscal 2010.
Note 17. Stock-based compensation
     Non-qualified stock option awards and restricted stock awards are granted to key management members and directors of the Company. The grant date for these awards is used for the measurement date. Vesting would be accelerated in the event of retirement, disability, or death of a participant, or change in control of the Company, as defined. These awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period for all awards, including awards with graded vesting. Stock for exercised stock options and for restricted stock awards is issued from treasury stock shares.
     Provisions governing the outstanding awards are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). The 2006 Plan was approved by stockholders and became effective on January 25, 2006. No further grants will be made under the 2002 Plan. The 2006 Plan made 7,410 stock shares available for grants made on or after January 25, 2006, to members and directors of the Company, subject to annual award limits as specified in

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
the Plan. In October 2008, Woodward granted restricted stock from treasury stock shares to eligible management employees of MPC pursuant to the 2006 Plan. There were 5,873 stock shares were available for future grants as of September 30, 2009.
     Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2009	2008	2007
Employee stock based compensation expense	$5,499	$4,588	$3,849

Stock options
     Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, and generally with a four-year graded vesting schedule and a term of 10 years.
     The fair value of options granted during the fiscal years ended September 30, 2009, 2008, and 2007 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions by grant year:

	Year Ended September 30,
	2009	2008	2007
Expected term	7 years	7 years	7 years
Estimated volatility	43.0%	37.0%	37.0%
Estimated dividend yield	1.4%	1.7%	1.7%
Risk-free interest rate	3.1%	3.7%	4.4% - 5.0%
Weighted-average forfeiture rate	8.2%	11.1%	10.9%
     Beginning October 1, 2008, Woodward calculates the expected term based on historical experience. Prior to October 1, 2008, Woodward calculated an expected term equal to the midpoint between the vesting date and the date of the contractual expiration of the options, as permitted by the SEC’s Staff Accounting Bulletin 107, “Share-Based Payment.” Expected volatility is based on historical volatility using daily stock price observations. Historical company information is the primary basis for selection of the expected dividend yield. The risk free interest rate is based on the U.S. Treasury yield curve at the time of the grant.
     The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2009	2008	2007
Weighted-average grant date fair value of options	$7.73	$13.09	$7.36

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     Changes in outstanding stock options were as follows:

		Weighted-
		Average
	Number	Exercise Price
Balance at September 30, 2006	5,808	$8.09
Options granted	774	18.78
Options exercised	(1,208)	6.40
Options forfeited	(98)	13.74

Balance at September 30, 2007	5,276	9.94
Options granted	446	32.74
Options exercised	(1,329)	6.52
Options forfeited	(6)	18.49

Balance at September 30, 2008	4,387	13.29
Options granted	327	18.39
Options exercised	(575)	6.83
Options cancelled	(7)	18.23
Options forfeited	(64)	21.24

Balance at September 30, 2009	4,068	14.48

     Exercise prices of stock options outstanding as of September 30, 2009 range from $6.15 to $34.24.
     Changes in nonvested stock options during the year ended September 30, 2009 were as follows:

		Weighted-
		Average
	Number	Exercise Price
Balance at September 30, 2008	1,439	$21.17
Options granted	327	18.39
Options vested	(619)	18.13
Options forfeited	(64)	21.24

Balance at September 30, 2009	1,083	22.07

     At September 30, 2009, there was $4,977 of unrecognized compensation cost related to nonvested stock options which Woodward expects to recognize over a weighted-average period of one year. Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2009, were as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining Life	Intrinsic
	Number	Exercise Price	in Years	Value
Options outstanding	4,068	$14.48	5.2	$43,508
Options vested or expected to vest	3,979	14.30	5.2	42,572
Options exercisable	2,985	11.72	4.3	38,416

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     Other information follows:

	Year Ended September 30,
	2009	2008	2007
Total fair value of stock options vested	$4,344	$3,841	$3,114
Total intrinsic value of options exercised	8,695	40,316	19,247
Cash received from exercises of stock options	3,922	5,216	5,875
Tax benefit realized from exercise of stock options	2,695	15,355	9,787
Restricted stock
     Restricted stock awards are granted with a two-year graded vesting schedule. The fair value of restricted stock granted was estimated using the closing price of Woodward common stock on the grant date. No restricted stock was issued prior to 2009.
     Changes in the unvested restricted stock awards during the year ended September 30, 2009 were as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Number	per Share
Balance at September 30, 2008	—	N/A
Shares granted	70	$33.49
Shares vested	—	N/A
Shares forfeited	—	N/A

Balance at September 30, 2009	70	$33.49

     At September 30, 2009, there was $1,132 of unrecognized compensation cost related to nonvested restricted stock units which Woodward expects to recognize over a weighted-average period of one year.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
Note 18. Accumulated other comprehensive earnings
     Accumulated other comprehensive earnings consisted of the following items:

	Year Ended September 30,
	2009	2008
Accumulated foreign currency translation adjustments:
Beginning balance	$23,543	$27,614
Translation adjustments, net of reclassification to earnings	6,011	(6,135)
Taxes associated with translation adjustments	(311)	2,064

Ending balance	29,243	23,543

Accumulated unrealized derivative losses:
Beginning balance	(137)	(331)
Realized gain (loss) from cash flow hedge, net of taxes	(811)	67
Reclassification to interest expense	237	205
Taxes associated with interest reclassification	(90)	(78)

Ending balance	(801)	(137)

Accumulated minimum post-retirement benefit liability adjustments:
Beginning balance	(3,087)	(4,273)
Minimum benefit liability adjustment	(26,790)	3,125
Taxes associated with benefit adjustments	11,343	(1,939)

Ending balance	(18,534)	(3,087)

Total accumulated other comprehensive income	$9,908	$20,319

Note 19. Commitments and guarantees
     Woodward has entered into operating leases for certain facilities and equipment with terms in excess of one year under agreements that expire at various dates. Some leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments. Future minimum rental payments required under these leases, excluding available option renewals, are as follows:

Year Ending September 30,
2010	$8,032
2011	7,097
2012	5,065
2013	4,274
2014	3,891
Thereafter	12,032

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
Rent expense for all operating leases totaled:

	Year Ended September 30,
	2009	2008	2007
Rent expense	$11,155	$6,503	$5,524

     Woodward enters into unconditional purchase obligation arrangements (i.e. issuance of purchase orders, obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts) in the normal course of business to ensure that adequate levels of sourced product are available to Woodward. Future minimum unconditional purchase obligations are as follows:

Year Ending September 30,
2010	$152,339
2011	15,284
Thereafter	3,309
Woodward also has business commitments made to certain customers to perform under long-term product development projects, some of which may result in near-term financial losses. Such losses, if any, are recognized when they become likely to occur.
     Guarantees and letters of credit totaling approximately $11,388 were outstanding as of September 30, 2009, some of which were secured by cash and cash equivalents at financial institutions or by Woodward line of credit facilities.
Note 20. Contingencies
     Woodward is currently involved in pending or threatened litigation or other legal proceedings regarding employment, product liability, and contractual matters arising from the normal course of business. Woodward has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
     In addition, MPC Products, one of Woodward’s recently acquired subsidiaries, has been subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005, and related administrative actions by the U.S. Department of Defense (“DOD”). In October 2009, MPC Products reached an agreement with the DOJ to resolve the criminal and civil claims related to the investigation. As part of the settlement of the civil claims, MPC Products paid approximately $22,500 in compensation. The civil settlement was approved by the United States District Court for the Northern District of Illinois (the “District Court”) on October 7, 2009. In connection with the settlement of the criminal claims, on November 4, 2009, MPC Products pled guilty to one count of wire fraud related to its pre-June 2005 government contract pricing practices, and agreed to pay a fine of $2,500. Pursuant to the plea agreement, MPC Products was also placed on probation for two years. The criminal case plea agreement and sentencing were approved by the District Court, concluding the DOJ’s investigation of these matters.
     MPC Products’ government contract pricing practices after June 2005 were not the subject of the investigation, nor was MPC Products’ product quality. Prior to Woodward’s acquisition of MPC Products, MPC Products implemented changes to address the accounting issues raised in the government investigation. MPC Products’ current accounting system has been in place for over four years and is approved by the Defense Contract Audit Agency. In addition to the changes implemented by MPC Products prior to the acquisition, Woodward has made significant progress since the acquisition in the integration of Woodward’s policies and system of internal control at MPC Products.
     On October 7, 2009, Woodward and MPC Products entered into a three-year administrative agreement with the DOD. The administrative agreement lifted a suspension of MPC Products from receiving government contracts, which was in place from July 8, 2009 until October 7, 2009. Accordingly, MPC Products is again fully eligible to bid, receive and perform on

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
U.S. government contracts. The administrative agreement requires, among other things, that Woodward and its affiliates, including MPC Products, implement certain enhancements to existing ethics and compliance programs and make periodic reports to the DOD.
     The purchase price Woodward paid in connection with the acquisition of MPC was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above.
     Woodward is involved in various litigation arising in the normal course of business including proceedings based on product liability claims, workers’ compensation claims, and alleged violations of various environmental laws. The Company is partially self-insured in the U.S. for healthcare and workers compensation up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities. While the outcome of pending proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these proceedings will not have a material adverse effect on its liquidity, financial condition, or results of operations.
Note 21. Financial instruments
     The estimated fair values of Woodward’s financial instruments were as follows:

	At September 30,
	2009		2008
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Cost	Fair Value	Cost
Cash and cash equivalents	$100,863	$100,863	$109,833	$109,833
Investments in deferred compensation program	5,331	5,331	3,931	3,931
Short-term borrowings	—	—	(4,031)	(4,031)
Long-term debt, including current portion	(588,229)	(572,142)	(44,836)	(44,516)
     The fair values of cash and cash equivalents, including funds invested in money market funds, are assumed to be equal to their carrying amounts. Cash and cash equivalents are considered to be liquid with short-term maturities, if applicable, and earn interest, if applicable, at market rates.
     Investments and obligations related to the deferred compensation program used to provide deferred compensation benefits to certain employees are assumed to be equal to their carrying amounts since the asset is marked to market value each reporting period.
     The fair values of short-term borrowing at variable interest rates are assumed to be equal to their carrying amounts because such borrowings have short-term maturities and market interest rates.
     The fair value of long-term debt was estimated based on a present value model that discounted future principal and interest payments at interest rates available to the Company at the end of the year for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt were 4.8% at September 30, 2009, and 6.0% at September 30, 2008.
Note 22. Fair value measurements
     Financial assets and liabilities recorded at fair value in the Consolidated Balance Sheet are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:
Level 1: Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
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
     The following table presents information about Woodward’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$20,130	$—	$—	$20,130
Trading securities	5,331	—	—	5,331

Total financial assets	$25,461	$—	$—	$25,461

Financial liabilities:
Forward exchange forward contract	$—	$173	$—	$173

Total financial liabilities	$—	$173	$—	$173

     Investments in money market funds: Woodward sometimes invests excess cash in money market funds not insured by the Federal Deposit Insurance Corporation (“FDIC”). Woodward believes that the investments in money market funds are on deposit with credit worthy financial institutions and that the funds are highly liquid. The investments in money market funds are reported at fair value, with realized gains or, potentially, losses, realized in earnings and are included in “Cash and cash equivalents.” The fair values of Woodward’s investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.
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
     Forward contract: As of September 30, 2009, Woodward was a party to a forward contract. The value of the unrealized loss on the derivative instrument, which was classified as an accrued liability, was derived from published foreign currency exchange rates as of September 30, 2009.
Note 23. Segment information:
     Woodward has four operating business segments — Turbine Systems, Airframe Systems, Electrical Power Systems and Engine Systems:
•	Turbine Systems develops and manufactures systems and components that provide energy control and optimization solutions for aircraft propulsion applications, including fuel and combustion systems for turbine engines, as well as industrial gas and steam turbine markets.

•	Airframe Systems develops and manufactures high-performance cockpit, electromechanical and hydraulic motion control systems, and mission-critical actuation systems and controls for weapons, aircraft, turbine engines and combat vehicles, primarily for aerospace and military applications.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
•	Electrical Power Systems develops and manufactures systems and components that provide power sensing and energy control systems that improve the security, quality, reliability, and availability of electrical power networks for industrial markets, which include the power generation, power distribution, and power conversion industries.
•	Engine Systems develops and manufactures systems and components that provide energy control and optimization solutions for the industrial engine markets, which include the power generation, transportation, and process industries.
     On October 1, 2008, Woodward completed the acquisition of MPC, which formed the basis for the Airframe Systems business segment. On April 3, 2009, Woodward acquired HRT, which was integrated into Woodward’s Airframe Systems business segment. On August 10, 2009, Woodward HRT sold the F&P product line acquired in April 2009 by Woodward as part of the HRT acquisition.
     Additional information about Airframe Systems and the MPC and HRT acquisitions is included in Note 4. Business acquisitions and dispositions.
     To provide better focus and alignment of its business segment operations, Woodward moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the quarters ended December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, and June 30, 2009 and the years ended September 30, 2008, and 2007 has been recast to reflect the realigned segment structure.
     The accounting policies of the segments are the same as those described in Note 1, Operations and summary of significant accounting policies. Intersegment sales and transfers are made at established intersegment selling prices generally intended to approximate selling prices to unrelated parties. The determination of segment earnings does not reflect allocations of certain corporate expenses, which are designated as nonsegment expenses, and is before interest expense, interest income, and income taxes.
     Segment assets consist of accounts receivable, inventories, property, plant, and equipment—net, goodwill, and other intangibles—net.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     Summarized financial information for Woodward’s segments follows:

	At or for the Year Ended September 30,
	2009	2008	2007
Segment net sales:

Turbine Systems
External net sales	$617,950	$616,188	$535,417
Intersegment sales	14,272	18,470	21,285

Total segment net sales	632,222	634,658	556,702

Airframe Systems
External net sales	319,009	—	—
Intersegment sales	2,947	—	—

Total segment net sales	321,956	—	—

Electrical Power Systems
External net sales	195,000	222,723	125,704
Intersegment sales	48,146	66,571	55,662

Total segment net sales	243,146	289,294	181,366

Engine Systems
External net sales	298,166	419,293	381,216
Intersegment sales	42,829	50,139	51,693

Total segment net sales	340,995	469,432	432,909

Consolidated
External net sales	1,430,125	1,258,204	1,042,337
Intersegment sales	108,194	135,180	128,640

Total segment net sales	$1,538,319	$1,393,384	$1,170,977

Segment earnings:
Turbine Systems	$136,120	$128,930	$95,953
Airframe Systems	11,023	—	—
Electrical Power Systems	35,891	42,303	20,294
Engine Systems	18,454	43,737	48,384

Total segment earnings	201,488	214,970	164,631
Nonsegment expenses	(46,578)	(31,346)	(31,720)
Interest expense and income, net	(32,498)	(1,714)	(923)

Consolidated earnings before income taxes	$122,412	$181,910	$131,988

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)

	At or for the Year Ended September 30,
	2009	2008	2007
Segment assets:
Turbine Systems	$344,789	$378,021	$336,335
Airframe Systems	801,300	—	—
Electrical Power Systems	135,808	133,928	109,674
Engine Systems	200,226	235,604	245,542

Total segment assets	1,482,123	747,553	691,551
Unallocated corporate property, plant, and equipment, net	6,857	13,226	6,651
Other unallocated assets	207,442	166,238	131,565

Consolidated total assets	$1,696,422	$927,017	$829,767

Segment depreciation and amortization:
Turbine Systems	$13,861	$14,586	$12,133
Airframe Systems	27,489	—	—
Electrical Power Systems	5,505	6,002	5,572
Engine Systems	14,240	13,034	14,271

Total segment depreciation and amortization	61,095	33,622	31,976
Unallocated corporate amounts	2,853	1,828	948

Consolidated depreciation and amortization	$63,948	$35,450	$32,924

Segment capital expenditures:
Turbine Systems	$5,301	$17,710	$12,490
Airframe Systems	6,828	—	—
Electrical Power Systems	11,227	4,531	5,124
Engine Systems	3,414	14,817	13,164

Total segment capital expenditures	26,770	37,058	30,778
Unallocated corporate amounts	2,177	458	1,206

Consolidated capital expenditures	$28,947	$37,516	$31,984

     Sales to General Electric were made by all of Woodward’s segments and totaled 17% in fiscal 2009, approximately 17% in fiscal 2008, and approximately 20% in fiscal 2007. Sales to Caterpillar were made by three of Woodward’s segments and totaled approximately 5% of net sales in fiscal 2009, 10% in fiscal 2008 and 10% in fiscal 2007.
     Accounts receivable from General Electric totaled approximately 15% and 20% of accounts receivable at September 30, 2009 and 2008, respectively.
     External net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

	Year Ended September 30,
	2009	2008	2007
External net sales:
United States	$730,545	$528,318	$494,237
Europe	406,910	433,101	340,292
Asia	188,958	198,086	133,738
Other countries	103,712	98,699	74,070

Consolidated external net sales	$1,430,125	$1,258,204	$1,042,337

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements (Continued)
(amounts in thousands, except per share)
     Property, plant, and equipment—net by geographical area, as determined by the physical location of the assets, were as follows:

	At September 30,
	2009	2008
United States	$149,342	$108,897
Germany	34,756	37,427
Other countries	24,787	22,327

Consolidated total property, plant, and equipment, net	$208,885	$168,651

     As a result of our acquisition of MPC and HRT, approximately 15% of our total workforce are union employees as of September 30, 2009, all of whom are either at MPC or HRT. Our agreements with our union employees are renewed through contract renegotiations near the contract expiration dates. The Woodward MPC Employees Representative Union contract expires September 30, 2013. The International Association of Machinists and Aerospace Workers contract which covers 468 former HRT employees at September 30, 2009, expires April 18, 2010.

Note 24. Supplementary financial data (Unaudited)
     Quarterly results for the years ended September 30, 2009 and September 30, 2008 follow:

	2009 Fiscal Quarters
	First	Second	Third	Fourth
Net sales (1)	$344,744	$334,661	$386,193	$364,527
Gross margin (1) (2) (3) (4)	100,458	99,122	99,099	102,351
Earnings before income taxes (1) (3) (4)	38,119	24,807	26,693	32,793
Net earnings	27,064	18,474	24,997	23,817
Earnings per share:
Basic	0.40	0.27	0.37	0.35
Diluted	0.39	0.27	0.36	0.34
Cash dividends per share	0.060	0.060	0.060	0.060
Common stock price per share:
High	35.99	25.40	23.49	25.87
Low	15.88	8.00	10.66	16.32
Close	22.81	11.11	19.74	24.20

	2008 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$272,063	$305,753	$329,847	$350,541
Gross margin (2)	81,233	95,376	97,892	100,707
Earnings before income taxes	38,488	43,648	49,096	50,678
Net earnings	25,325	29,714	32,414	34,427
Earnings per share (5):
Basic	0.37	0.44	0.48	0.51
Diluted	0.36	0.43	0.47	0.50
Cash dividends per share (5)	0.055	0.060	0.060	0.060
Common stock price per share (5):
High	36.22	34.52	42.77	48.62
Low	29.69	24.50	26.27	33.00
Close	33.98	26.72	35.66	35.27

Notes:

1.	On April 3, 2009, Woodward acquired HRT, including its F&P product line, which was sold on August 10, 2009. The F&P results included in Woodward’s fiscal 2009 quarterly results follow:

	Third	Fourth	Total
Net Sales	$5,917	$3,703	$9,620
Earnings before income taxes	2,041	1,856	3,897

2.	Gross margin represents net sales less cost of goods sold

3.	Woodward recognized pre-tax non-acquisition related restructuring and other charges of $15,159 during the second quarter of fiscal year 2009. These charges included $14,254 of workforce management related costs associated with the strategic realignment of global workforce capacity and $905 for an impairment loss related to the sale of a building that is being vacated. Also in the second quarter of fiscal year 2009, Woodward recognized other special charges of $1,446 as a direct result of the economic downturn, including $1,255 of inventory write-downs related specifically to order cancellations and included in cost of goods sold.

4.	Woodward recognized $12,500 of pre-tax charges during the third quarter of fiscal year 2009 related to the purchase accounting basis step-up of inventory acquired as part of the HRT acquisition. This was a non-cash charge.

5.	Per share amounts have been updated from amounts reported prior to February 1, 2008, to reflect the effects of a two-for-one stock split.

     Quarterly results by segment, recast to reflect the realigned segment structure, for the years ended September 30, 2009 and September 30, 2008 follow:

	2009 Fiscal Quarters
	First	Second	Third	Fourth
Total segment net sales:
Turbine Systems	$156,819	$168,043	$159,007	$148,353
Airframe Systems	52,318	51,610	107,676	110,352
Electrical Power Systems	61,842	58,521	69,065	53,718
Engine Systems	105,294	85,234	76,629	73,838

Total	$376,273	$363,408	$412,377	$386,261

Intersegment sales:
Turbine Systems	$4,537	$3,472	$3,114	$3,149
Airframe Systems	658	701	803	785
Electrical Power Systems	13,925	13,300	11,745	9,176
Engine Systems	12,409	11,274	10,522	8,624

Total	$31,529	$28,747	$26,184	$21,734

External net sales:
Turbine Systems	$152,282	$164,571	$155,893	$145,204
Airframe Systems	51,660	50,909	106,873	109,567
Electrical Power Systems	47,917	45,221	57,320	44,542
Engine Systems	92,885	73,960	66,107	65,214

Total	$344,744	$334,661	$386,193	$364,527

Segment earnings (losses):
Turbine Systems	$33,244	$37,635	$33,263	$31,978
Airframe Systems	1,801	3,233	(5,990)	11,979
Electrical Power Systems	9,166	9,137	12,501	5,087
Engine Systems	7,586	4,882	3,912	2,074

Total	$51,797	$54,887	$43,686	$51,118

Earnings reconciliation:
Total segment earnings	$51,797	$54,887	$43,686	$51,118
Nonsegment expenses	(7,803)	(23,594)	(6,126)	(9,055)
Interest expense and income, net	(5,875)	(6,486)	(10,867)	(9,270)

Consolidated earnings before income taxes	$38,119	$24,807	$26,693	$32,793

	2008 Fiscal Quarters
	First	Second	Third	Fourth
Total segment net sales:
Turbine Systems	$138,676	$156,909	$163,914	$175,159
Airframe Systems	—	—	—	—
Electrical Power Systems	57,474	64,891	77,181	89,748
Engine Systems	107,946	118,436	123,021	120,029

Total	$304,096	$340,236	$364,116	$384,936

Intersegment sales:
Turbine Systems	$4,011	$4,156	$5,062	$5,241
Airframe Systems	—	—	—	—
Electrical Power Systems	15,944	16,463	17,178	16,986
Engine Systems	12,078	13,864	12,029	12,168

Total	$32,033	$34,483	$34,269	$34,395

External net sales:
Turbine Systems	$134,665	$152,753	$158,852	$169,918
Airframe Systems	—	—	—	—
Electrical Power Systems	41,530	48,428	60,003	72,762
Engine Systems	95,868	104,572	110,992	107,861

Total	$272,063	$305,753	$329,847	$350,541

Segment earnings (losses):
Turbine Systems	$29,395	$33,868	$33,106	$32,561
Airframe Systems	—	—	—	—
Electrical Power Systems	7,194	9,546	10,778	14,785
Engine Systems	9,894	10,088	13,206	10,549

Total	$46,483	$53,502	$57,090	$57,895

Earnings reconciliation:
Total segment earnings	$46,483	$53,502	$57,090	$57,895
Nonsegment expenses	(7,619)	(9,288)	(7,437)	(7,002)
Interest expense and income, net	(376)	(566)	(557)	(215)

Consolidated earnings before income taxes	$38,488	$43,648	$49,096	$50,678

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures
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
     Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2009.
     Furthermore, there have been no changes in our internal control over financial reporting, except as discussed below, during the fourth fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
     We are responsible for establishing and maintaining adequate internal control over financial reporting for the company. We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the company’s internal control over financial reporting was effective as of September 30, 2009, the end of the company’s most recent fiscal year.
     We excluded from our assessment the internal control over financial reporting at MPC Products Corporation and Woodward HRT, Inc., as discussed below. The financial statements of MPC constitute 26% of total assets and 14% of the total net sales in Woodward’s Consolidated Financial Statements as of and for the year ended September 30, 2009. The financial statements of HRT constitute 21% of total assets and 9% of total net sales in Woodward’s Consolidated Financial Statements as of and for the year ended September 30, 2009.
     Deloitte & Touche, LLP, an independent registered public accounting firm, conducted an integrated audit of Woodward’s internal control over financial reporting as of September 30, 2009, as stated in their report included in “Item 9a — Controls and Procedures.”
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     As discussed in Note 1. Operations and summary of significant accounting policies, to our Consolidated Financial Statements, on October 1, 2008, we completed the acquisition of MPC and on April 3, 2009, we completed the acquisition of HRT. We considered the results of our pre-acquisition due diligence activities, the continuation by MPC and HRT of their established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities as part of our overall evaluation of disclosure controls and procedures as of September 30, 2009. The objectives of MPC’s and HRT’s established internal control over financial reporting is consistent, in all material respects, with Woodward’s objectives. However, we believe the design of MPC’s and HRT’s established internal control over financial reporting is sufficiently different from Woodward’s overall design to conclude that Woodward’s internal control over financial reporting materially changed during the quarters in which we completed our acquisition of MPC, which was the quarter ended December 31, 2008, and HRT, which was the quarter ended June 30, 2009. We are in the process of completing a more complete review of MPC’s and HRT’s internal control over financial reporting and continue to implement changes to better align its reporting and controls with the rest of Woodward. As a result of the timing of the acquisition and the changes that are anticipated to be made, we are excluding MPC and HRT from the September 30, 2009 assessment of Woodward’s internal control over financial reporting, but expect to include MPC and HRT in the September 30, 2010 assessment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Woodward Governor Company
Fort Collins, Colorado
     We have audited the internal control over financial reporting of Woodward Governor Company and subsidiaries (the “Company”) as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at MPC Products Corporation(“MPC”) and Woodward HRT, Inc. (“HRT”), which were acquired on October 1, 2008 and April 3, 2009, respectively. The financial statements of MPC constitute 26% of total assets and 14% of total net sales of the consolidated financial statement amounts as of and for the year ended September 30, 2009. The financial statements of HRT constitute 21% of total assets and 9% of total net sales of the consolidated financial statement amounts as of and for the year ended September 30, 2009. Accordingly, our audit did not include the internal control over financial reporting at MPC and HRT. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2009 of the Company and our report dated November 19, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
November 19, 2009

Item 9B.	Other Information
     There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not reported on Form 8-K.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
     The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees — Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held January 22, 2010 and is incorporated herein by reference.
     The information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Item 1 of this report.
     We have adopted a code of ethics that applies to our principal executive officer and our principal financial and accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is www.woodward.com, and the code of ethics may be found from our main Web page by clicking first on “Investor Information” and then on “Corporate Governance,” and then on “Woodward Codes of Business Conduct and Ethics.”
     We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information to our Website, at the address and location specified above.

Item 11.	Executive Compensation
     Information regarding executive compensation is under the captions “Board Meetings and Committees — Director Compensation,” “Compensation Committee Report on Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2010, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More than Five Percent of Woodward Stock,” and “Executive Compensation — Equity Compensation Plan Information (as of September 30, 2009),” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2010, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information set forth under “Board Meetings and Committees — Related Person Transactions Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held January 22, 2010 is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 14.	Principal Accounting Fees and Services
     Information regarding principal accounting fees and services is under the captions “Audit Committee Report to Stockholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm and — Fees Paid to Deloitte and Touche, LLP and PricewaterhouseCoopers LLP” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2010, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number in Form
			10-K
(a)	(1)	Consolidated Financial Statements:

		Report of Independent Registered Public Accounting Firm	51

		Consolidated Statements of Earnings for the years ended September 30, 2009, 2008, and 2007	54

		Consolidated Balance Sheets at September 30, 2009 and 2008	55

		Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008, and 2007	56

		Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2009, 2008, and 2007	57

		Notes to Consolidated Financial Statements	59

(a)	(2)	Consolidated Financial Statement Schedules —

		Valuation and Qualifying Accounts	121
     Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a)	(3)		Exhibits Filed as Part of This Report:

	2.1		Stock Purchase Agreement, dated August 19, 2008, by and among Woodward Governor Company, MPC Products Corporation, Techni-Core, Inc., The Successor Trustees of the Joseph M. Roberti Revocable Trust dated December 29, 1992, Maribeth Gentry, as Successor Trustee of the Vincent V. Roberti Revocable Trust dated April 4, 1991 and the individuals and entities named in Schedule I thereto filed as an Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2008 and incorporated herein by reference

	2.2		Amendment No. 1, dated October 1, 2008, to the Stock Purchase Agreement, dated August 19, 2008, by and among Woodward Governor Company, MPC Products Corporation, Techni-Core, Inc., The Successor Trustees of the Joseph M. Roberti Revocable Trust dated December 29, 1992, Maribeth Gentry, as Successor Trustee of the Vincent V. Roberti Revocable Trust dated April 4, 1991 and the individuals and entities named in Schedule I thereto, filed as Exhibit 10.6 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

	2.3		Purchase and Sale Agreement, dated February 27, 2009, by and among Textron Inc., Textron Limited, Woodward Governor Company and Woodward (U.K.) Limited, filed as Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference

	2.4		Letter dated June 5, 2009 amending the Purchase and Sale Agreement, dated February 27, 2009, by and among Textron Inc., Textron Limited, Woodward Governor Company and Woodward (U.K.) Limited filed as Exhibit 2.1 to Quarterly Report on Form 10-Q filed July 24, 2009 and incorporated herein by reference

	3(i	)(a)	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

	3(i	)(b)	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

	3(ii)	Amended and Restated Bylaws, filed as an Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2008 and incorporated herein by reference

†	10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000 (File No. 000-08408) and incorporated herein by reference

†	10.2	Annual Management Incentive Compensation Plan, filed as Exhibit 10(d) to Annual Report on Form 10-K filed December 22, 2000 (File No. 000-08408) and incorporated herein by reference

	10.3	Note Purchase Agreement dated October 15, 2001, filed as Exhibit 4 to Quarterly Report on Form 10-Q filed February 8, 2002 (File No. 000-08408) and incorporated herein by reference

†	10.4	2002 Stock Option Plan, effective January 1, 2002 filed as Exhibit 10(iii) to Quarterly Report on Form 10-Q filed May 9, 2002 (File No. 000-08408) and incorporated herein by reference

†	10.5	Executive Benefit Plan (non-qualified deferred compensation plan), filed as Exhibit 10(e) to Annual Report on Form 10-K filed December 9, 2002(File No. 000-08408) and incorporated herein by reference

†	10.6	Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Annual Report on Form 10-K filed December 9, 2002 (File No. 000-08408) and incorporated herein by reference

†	10.7	Form of Transitional Compensation Agreement with Thomas A. Gendron filed as Exhibit 10 to Quarterly Report on Form 10-Q filed January 31, 2003 (File No. 000-08408) and incorporated herein by reference

†	10.8	Summary of Non-Employee Director Meeting Fees and Compensation, filed as Exhibit 10.7 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

* †	10.9	Material Definitive Agreement with Thomas A. Gendron, filed as an exhibit

* †	10.10	Material Definitive Agreement with Robert F. Weber, Jr., filed as an exhibit

†	10.11	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006 (File No. 333-133640) and incorporated herein by reference

†	10.12	Form of Transitional Compensation Agreement with Robert F. Weber, Jr., dated August 22, 2005, filed as Exhibit 10.11 to Annual Report on Form 10-K filed November 30, 2006 and incorporated herein by reference

†	10.13	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Quarterly Report on Form 10-Q filed July 25, 2007 and incorporated herein by reference

†	10.14	Amended Executive Benefit Plan, filed as Exhibit 10.13 to Annual Report on Form 10-K filed November 29, 2007 and incorporated herein by reference

†	10.15	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Current Report on Form 8-K filed November 21, 2007 and incorporated herein by reference

	10.16	Second Amended and Restated Credit Agreement, filed as Exhibit 99.1 to Current Report on Form 8-K filed October 31, 2007 and incorporated herein by reference

†	10.17	Summary of Executive Officer Compensation, filed as Exhibit 10.16 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

†	10.18	Dennis Benning Post Retirement Relocation Agreement, filed as Exhibit 10.17 to Annual Report on Form 10-K filed November 29, 2007 and incorporated herein by reference

†	10.19	Dennis Benning Promotion Letter dated October 1, 2008, filed as Exhibit 10.18 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

†	10.20	Chad Preiss Promotion Letter dated October 1, 2008, filed as Exhibit 10.19 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

	10.21	Term Loan Credit Agreement, dated October 1, 2008, by and among Woodward Governor Company, the institutions from time to time parties thereto as lenders and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

	10.22	Note Purchase Agreement, dated October 1, 2008, by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

	10.23	Amendment No. 1, dated October 1, 2008, to the Note Purchase Agreement, dated as of October 15, 2001 by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.3 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

	10.24	Amendment No. 2 and Consent, dated October 1, 2008, to the Second Amended and Restated Credit Agreement, dated as of October 25, 2007, by and among Woodward Governor Company, certain foreign subsidiary borrowers of Woodward Governor Company from time to time parties thereto, the institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, National Association, as administrative agent, Wachovia Bank N.A. and Wells Fargo Bank N.A., as syndication agents, and Deutsche Bank Securities Inc., as documentation agent, filed as Exhibit 10.4 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

†	10.25	Transitional Compensation Agreement, dated as of November 20, 2002, and amended and restated as of December 19, 2008, by and between Woodward Governor Company and Thomas A. Gendron, filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed January 21, 2009 and incorporated herein by reference

†	10.26	Transitional Compensation Agreement, dated as of August 22, 2005, and amended and restated as of December 19, 2008, by and between Woodward Governor Company and Robert F. Weber, Jr., filed as Exhibit 10.4 to Quarterly Report on Form 10-Q filed January 21, 2009 and incorporated herein by reference

	10.27	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 30, 2009, by and among Woodward Governor Company, the financial institutions party to the credit agreement referenced therein, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 23, 2009 and incorporated herein by reference

	10.28	Amendment No. 1 to Term Loan Credit Agreement, dated as of March 30, 2009, by and among Woodward Governor Company, the financial institutions party to credit agreement referenced therein, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed April 23, 2009 and incorporated herein by reference

	10.29	Term Loan Credit Agreement, dated April 3, 2009, by and among Woodward Governor Company, the institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed April 8, 2009 and incorporated herein by reference

	10.30	Note Purchase Agreement, dated April 3, 2009, by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed April 8, 2009 and incorporated herein by reference

	14	Code of Ethics filed as Exhibit 14 to Form 10-K for the year ended September 30, 2003 and incorporated herein by reference

*	21	Subsidiaries, filed as an exhibit

*	23 (i)	Consent of current Independent Registered Public Accounting Firm, filed as an exhibit

*	23 (ii)	Consent of prior Independent Registered Public Accounting Firm, filed as an exhibit

*	31(i)	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit

*	31(ii)	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit

*	32(i)	Section 1350 certifications, filed as an exhibit

*	Filed as an exhibit

†	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD GOVERNOR COMPANY
Date: November 20, 2009	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 20, 2009	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Cohn	Director	November 20, 2009
John D. Cohn

/s/ Paul Donovan	Director	November 20, 2009
Paul Donovan

/s/ Thomas A. Gendron	Chairman of the Board	November 20, 2009
Thomas A. Gendron	and Director

/s/ John A. Halbrook	Director	November 20, 2009
John A. Halbrook

/s/ Michael H. Joyce	Director	November 20, 2009
Michael H. Joyce

/s/ Mary L. Petrovich	Director	November 20, 2009
Mary L. Petrovich

/s/ Larry E. Rittenberg	Director	November 20, 2009
Larry E. Rittenberg

/s/ James R. Rulseh	Director	November 20, 2009
James R. Rulseh

/s/ Ronald M. Sega	Director	November 20, 2009
Ronald M. Sega

/s/ Michael T. Yonker	Director	November 20, 2009
Michael T. Yonker

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2009, 2008, and 2007
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning	Charged to Costs and	Charged to Other		Balance at End of
Description	of Year	Expenses	Accounts (a)	Deductions (b)	Year
Allowance for doubtful accounts:
2009	$1,648	$1,274	$1,003	$(1,265)	$2,660
2008	1,886	415	71	(724)	1,648
2007	2,213	167	(331)	(163)	1,886

Notes:
(a)	Includes recoveries of accounts previously written off.

(b)	Represents accounts written off and foreign currency exchange rate adjustments. Currency translation adjustments resulted in an increase in the reserve of $16 in fiscal 2009, decrease in the reserve of $48 in fiscal 2008 and increase in the reserve of $187 in fiscal 2007.

     Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a)	(3)	Exhibits Filed as Part of This Report:

	2.1	Stock Purchase Agreement, dated August 19, 2008, by and among Woodward Governor Company, MPC Products Corporation, Techni-Core, Inc., The Successor Trustees of the Joseph M. Roberti Revocable Trust dated December 29, 1992, Maribeth Gentry, as Successor Trustee of the Vincent V. Roberti Revocable Trust dated April 4, 1991 and the individuals and entities named in Schedule I thereto filed as an Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2008 and incorporated herein by reference

	2.2	Amendment No. 1, dated October 1, 2008, to the Stock Purchase Agreement, dated August 19, 2008, by and among Woodward Governor Company, MPC Products Corporation, Techni-Core, Inc., The Successor Trustees of the Joseph M. Roberti Revocable Trust dated December 29, 1992, Maribeth Gentry, as Successor Trustee of the Vincent V. Roberti Revocable Trust dated April 4, 1991 and the individuals and entities named in Schedule I thereto, filed as Exhibit 10.6 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

	2.3	Purchase and Sale Agreement, dated February 27, 2009, by and among Textron Inc., Textron Limited, Woodward Governor Company and Woodward (U.K.) Limited, filed as Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference

	2.4	Letter dated June 5, 2009 amending the Purchase and Sale Agreement, dated February 27, 2009, by and among Textron Inc., Textron Limited, Woodward Governor Company and Woodward (U.K.) Limited filed as Exhibit 2.1 to Quarterly Report on Form 10-Q filed July 24, 2009 and incorporated herein by reference

	3(i)(a)	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

	3(i)(b)	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

	3(ii)	Amended and Restated Bylaws, filed as an Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2008 and incorporated herein by reference

†	10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000 (File No. 000-08408) and incorporated herein by reference

†	10.2	Annual Management Incentive Compensation Plan, filed as Exhibit 10(d) to Annual Report on Form 10-K filed December 22, 2000 (File No. 000-08408) and incorporated herein by reference

	10.3	Note Purchase Agreement dated October 15, 2001, filed as Exhibit 4 to Quarterly Report on Form 10-Q filed February 8, 2002 (File No. 000-08408) and incorporated herein by reference

†	10.4	2002 Stock Option Plan, effective January 1, 2002 filed as Exhibit 10(iii) to Quarterly Report on Form 10-Q filed May 9, 2002 (File No. 000-08408) and incorporated herein by reference

†	10.5	Executive Benefit Plan (non-qualified deferred compensation plan), filed as Exhibit 10(e) to Annual Report on Form 10-K filed December 9, 2002(File No. 000-08408) and incorporated herein by reference

†	10.6	Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Annual Report on Form 10-K filed December 9, 2002 (File No. 000-08408) and incorporated herein by reference

†	10.7	Form of Transitional Compensation Agreement with Thomas A. Gendron filed as Exhibit 10 to Quarterly Report on Form 10-Q filed January 31, 2003 (File No. 000-08408) and incorporated herein by reference

†	10.8	Summary of Non-Employee Director Meeting Fees and Compensation, filed as Exhibit 10.7 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

* †	10.9	Material Definitive Agreement with Thomas A. Gendron, filed as an exhibit

* †	10.10	Material Definitive Agreement with Robert F. Weber, Jr., filed as an exhibit

†	10.11	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006 (File No. 333-133640) and incorporated herein by reference

†	10.12	Form of Transitional Compensation Agreement with Robert F. Weber, Jr., dated August 22, 2005, filed as Exhibit 10.11 to Annual Report on Form 10-K filed November 30, 2006 and incorporated herein by reference

†	10.13	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Quarterly Report on Form 10-Q filed July 25, 2007 and incorporated herein by reference

†	10.14	Amended Executive Benefit Plan, filed as Exhibit 10.13 to Annual Report on Form 10-K filed November 29, 2007 and incorporated herein by reference

†	10.15	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Current Report on Form 8-K filed November 21, 2007 and incorporated herein by reference

	10.16	Second Amended and Restated Credit Agreement, filed as Exhibit 99.1 to Current Report on Form 8-K filed October 31, 2007 and incorporated herein by reference

†	10.17	Summary of Executive Officer Compensation, filed as Exhibit 10.16 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

†	10.18	Dennis Benning Post Retirement Relocation Agreement, filed as Exhibit 10.17 to Annual Report on Form 10-K filed November 29, 2007 and incorporated herein by reference

†	10.19	Dennis Benning Promotion Letter dated October 1, 2008, filed as Exhibit 10.18 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

†	10.20	Chad Preiss Promotion Letter dated October 1, 2008, filed as Exhibit 10.19 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

	10.21	Term Loan Credit Agreement, dated October 1, 2008, by and among Woodward Governor Company, the institutions from time to time parties thereto as lenders and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

	10.22	Note Purchase Agreement, dated October 1, 2008, by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

	10.23	Amendment No. 1, dated October 1, 2008, to the Note Purchase Agreement, dated as of October 15, 2001 by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.3 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

	10.24	Amendment No. 2 and Consent, dated October 1, 2008, to the Second Amended and Restated Credit Agreement, dated as of October 25, 2007, by and among Woodward Governor Company, certain foreign subsidiary borrowers of Woodward Governor Company from time to time parties thereto, the institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, National Association, as administrative agent, Wachovia Bank N.A. and Wells Fargo Bank N.A., as syndication agents, and Deutsche Bank Securities Inc., as documentation agent, filed as Exhibit 10.4 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

†	10.25	Transitional Compensation Agreement, dated as of November 20, 2002, and amended and restated as of December 19, 2008, by and between Woodward Governor Company and Thomas A. Gendron, filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed January 21, 2009 and incorporated herein by reference

†	10.26	Transitional Compensation Agreement, dated as of August 22, 2005, and amended and restated as of December 19, 2008, by and between Woodward Governor Company and Robert F. Weber, Jr., filed as Exhibit 10.4 to Quarterly Report on Form 10-Q filed January 21, 2009 and incorporated herein by reference

	10.27	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 30, 2009, by and among Woodward Governor Company, the financial institutions party to the credit agreement referenced therein, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 23, 2009 and incorporated herein by reference

	10.28	Amendment No. 1 to Term Loan Credit Agreement, dated as of March 30, 2009, by and among Woodward Governor Company, the financial institutions party to credit agreement referenced therein, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed April 23, 2009 and incorporated herein by reference

	10.29	Term Loan Credit Agreement, dated April 3, 2009, by and among Woodward Governor Company, the institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed April 8, 2009 and incorporated herein by reference

	10.30	Note Purchase Agreement, dated April 3, 2009, by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed April 8, 2009 and incorporated herein by reference

	14	Code of Ethics filed as Exhibit 14 to Form 10-K for the year ended September 30, 2003 and incorporated herein by reference

*	21	Subsidiaries, filed as an exhibit

*	23 (i)	Consent of current Independent Registered Public Accounting Firm, filed as an exhibit

*	23 (ii)	Consent of prior Independent Registered Public Accounting Firm, filed as an exhibit

*	31(i)	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit

*	31(ii)	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit

*	32(i)	Section 1350 certifications, filed as an exhibit

*	Filed as an exhibit

†	Management contract or compensatory plan or arrangement