Form 10-Q
period 2009-12-31
WOODWARD GOVERNOR CO
filed 2010-01-21
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

As of January 18, 2010, 68,409,032 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	December 31,
	2009	2008
		(As recast, Note 2)
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$339,308	$344,744
Costs and expenses:
Cost of goods sold	239,552	244,286
Selling, general and administrative expenses	32,835	32,460
Research and development costs	18,314	19,084
Amortization of intangible assets	9,181	4,828
Interest expense	8,251	6,537
Interest income	(110)	(662)
Other income	(354)	(31)
Other expense	149	84

Total costs and expenses	307,818	306,586

Earnings before income taxes	31,490	38,158
Income taxes	(9,044)	(11,055)

Net earnings	22,446	27,103
Net earnings attributable to noncontrolling interests, net of tax	(90)	(39)

Net earnings attributable to Woodward	$22,356	$27,064

Comprehensive Earnings (Note 19):
Comprehensive earnings attributable to Woodward	$19,783	$19,923
Comprehensive earnings attributable to noncontrolling interests	132	(11)

Comprehensive earnings	$19,915	$19,912

Earnings per share (Note 6):
Basic earnings per share attributable to Woodward	$0.33	$0.40
Diluted earnings per share attributable to Woodward	$0.32	$0.39

Weighted Average Common Shares Outstanding (Note 6):
Basic	68,361	67,796
Diluted	69,710	69,236
Cash dividends per share	$0.060	$0.060

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
		(As recast, Note 2)
	(In thousands, except per share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$76,620	$100,863
Accounts receivable, less allowance for losses of $2,478 and $2,660, respectively	178,382	209,626
Inventories	295,179	302,339
Income taxes receivable	17,024	16,302
Deferred income tax assets	34,717	45,413
Other current assets	24,284	21,701

Total current assets	626,206	696,244
Property, plant and equipment, net	204,889	208,885
Goodwill	442,973	442,802
Intangible assets, net	318,498	327,773
Deferred income tax assets	9,983	8,200
Other assets	14,204	12,518

Total assets	$1,616,753	$1,696,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—
Current portion of long-term debt	28,549	45,569
Accounts payable	75,354	81,108
Income taxes payable	7,400	8,084
Accrued liabilities	86,996	127,317

Total current liabilities	198,299	262,078
Long-term debt, less current portion	496,155	526,771
Deferred income tax liabilities	85,684	86,048
Other liabilities	105,649	110,010

Total liabilities	885,787	984,907

Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 share authorized, 72,960 shares issued and outstanding	106	106
Additional paid-in capital	75,895	73,197
Accumulated other comprehensive earnings	7,556	10,129
Deferred compensation	4,876	4,904
Retained earnings	759,759	741,505

	848,192	829,841
Treasury stock at cost, 4,552 shares and 4,621 shares, respectively	(114,538)	(115,478)
Treasury stock held for deferred compensation, at cost, 387 shares and 389 shares, respectively	(4,876)	(4,904)

Total Woodward stockholders’ equity	728,778	709,459
Noncontrolling interest in consolidated subsidiary (Note 2)	2,188	2,056

Total stockholders’ equity	730,966	711,515

Total liabilities and stockholders’ equity	$1,616,753	$1,696,422

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2009	2008
		(As recast, Note 2)
	(In thousands)
	(Unaudited)

Cash flows from operating activities
Net earnings	$22,446	$27,103
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,936	14,005
Net (gain) loss on sale of property, plant and equipment	154	(56)
Stock-based compensation	2,540	1,968
Excess tax benefits from stock-based compensation	(288)	(207)
Deferred income taxes	9,014	3,670
Reclassification of unrealized losses on derivatives to earnings	71	37
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	30,820	22,678
Inventories	6,196	(13,332)
Accounts payable and accrued liabilities	(19,266)	(47,252)
Current income taxes	(1,011)	1,804
Other	(8,343)	(4,948)

Net cash provided by operating activities	61,269	5,470

Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(8,980)	(8,505)
Proceeds from sale of property, plant and equipment	66	184
Business acquisitions, net of cash acquired	(25,000)	(369,043)

Net cash used in investing activities	(33,914)	(377,364)

Cash flows from financing activities:
Cash dividends paid	(4,102)	(4,068)
Proceeds from sales of treasury stock	809	760
Excess tax benefits from stock compensation	288	207
Proceeds from issuance of long-term debt	—	400,000
Borrowings on revolving lines of credit and short-term borrowings	30,610	31,853
Payments on revolving lines of credit and short-term borrowings	(30,610)	(35,884)
Payments of long-term debt	(47,589)	(10,714)
Payments of long-term debt assumed in MPC acquisition	—	(18,494)
Debt issuance costs	—	(3,063)

Net cash provided by (used in) financing activities	(50,594)	360,597

Effect of exchange rate changes on cash and cash equivalents	(1,004)	(1,016)

Net change in cash and cash equivalents	(24,243)	(12,313)
Cash and cash equivalents at beginning of period	100,863	109,833

Cash and cash equivalents at end of period	$76,620	$97,520

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended December 31,
	2009	2008
		(As recast, Note 2)
	(Unaudited)

Common stock:
Beginning and ending balance	$106	$106

Additional paid-in capital:
Beginning balance	$73,197	$68,520
Gain on sales of treasury stock	(130)	(503)
Tax benefits applicable to exercise of stock options	288	207
Stock-based compensation	2,540	1,968
Deferred compensation transfer	—	298

Ending balance	$75,895	$70,490

Accumulated other comprehensive income:
Beginning balance	$10,129	$20,485
Foreign currency translation adjustments, net	(2,626)	(7,057)
Reclassification of unrecognized losses on derivatives to earnings, net	44	23
Minimum post-retirement benefits liability adjustments, net	9	(107)

Ending balance	$7,556	$13,344

Deferred compensation:
Beginning balance	$4,904	$5,283
Deferred compensation invested in the company’s common stock	23	632
Deferred compensation settled with the company’s common stock	(51)	(7)

Ending balance	$4,876	$5,908

Retained earnings:
Beginning balance	$741,505	$663,442
Net earnings attributable to Woodward	22,356	27,064
Cash dividends — $0.06 and $0.06 per common share, respectively	(4,102)	(4,068)

Ending balance	$759,759	$686,438

Treasury stock:
Beginning balance	$(115,478)	$(122,759)
Purchases of treasury stock	—	—
Sales of treasury stock	940	654
Deferred compensation transfer	—	310

Ending balance	$(114,538)	$(121,795)

Treasury stock held for deferred compensation:
Beginning balance	$(4,904)	$(5,283)
Deferred compensation transfer	—	(608)
Stock distributions	51	7
Automatic dividend reinvestment	(23)	(24)

Ending balance	$(4,876)	$(5,908)

Total stockholders’ equity attributable to Woodward:
Beginning balance	$709,459	$629,794
Effect of changes among components of stockholders’ equity
Additional paid-in capital	2,698	1,970
Accumulated other comprehensive earnings	(2,573)	(7,141)
Deferred compensation	(28)	625
Retained earnings	18,254	22,996
Treasury stock	940	964
Treasury stock held for deferred compensation	28	(625)

Total effect of changes among components of stockholders’ equity attributable to Woodward	19,319	18,789

Ending balance	$728,778	$648,583

Noncontrolling interest:
Beginning balance	$2,056	$2,622
Net earnings	90	39
Foreign currency translation adjustments, net	42	(50)

Ending balance	$2,188	$2,611

Total stockholders’s equity	$730,966	$651,194

See accompanying Notes to Consolidated Financial Statements.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts)

Note 1.	Basis of presentation and nature of operations

Basis of presentation

The Condensed Consolidated Financial Statements of Woodward Governor Company (“Woodward” or the “Company”) as of December 31, 2009 and for the three months ended December 31, 2009 and 2008, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly Woodward’s financial position as of December 31, 2009, and the results of operations and cash flows for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2009 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, adjusted to reflect the October 1, 2009 adoption of authoritative guidance relative to accounting and reporting standards for the noncontrolling interest in a subsidiary and authoritative guidance relative to inclusion of participating securities in the calculation of earnings per share, as discussed in Note 2. The results of operations for the three month period ended December 31, 2009 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Woodward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and other financial information filed with the SEC.

Management is required to use estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements. Significant estimates in these Condensed Consolidated Financial Statements include allowances for doubtful accounts, net realizable value of inventories, percent complete on long-term contracts, cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, and contingencies. Actual results could vary materially from Woodward’s estimates.

Nature of operations

Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions for commercial and military aircraft and ground vehicles, turbines, reciprocating engines, and electrical power system equipment. Woodward’s innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable and more cost-effective equipment. Leading original equipment manufacturers use Woodward’s products and services in the aerospace, power generation and distribution, and transportation markets.

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

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

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

On April 3, 2009, Woodward acquired all of the outstanding capital stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business (collectively “HRT”). HR Textron Inc. became a wholly owned subsidiary of Woodward and was renamed Woodward HRT, Inc. following the consummation of the acquisition. HRT is being integrated into Woodward within its Airframe Systems business segment.

On August 10, 2009, Woodward HRT sold the Fuel and Pneumatics product line (the “F&P product line”) acquired in April 2009 by Woodward as part of the HRT acquisition.

Additional information about the acquisition of HRT and the sale of the F&P product line is included in Note 4, Business acquisitions and dispositions.

To provide better focus and alignment of its business segment operations, Woodward moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the quarter ended December 31, 2008 has been recast to reflect the realigned segment structure.

The Company evaluated all events or transactions that occurred from December 31, 2009 through January 19, 2010. During this period, Woodward did not have any material subsequent events.

Note 2.	New accounting standards

Accounting changes and recently adopted accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial and nonfinancial assets and liabilities that are measured at fair value. In February 2008, the FASB issued authoritative guidance which delayed the effective date of this guidance for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. On October 1, 2008, Woodward adopted the measurement and disclosure impact of this guidance with respect to financial assets and liabilities. On October 1, 2009, Woodward adopted the measurement and disclosure of fair value with respect to non-financial assets and liabilities. This guidance did not change existing guidance on whether or not an instrument is carried at fair value. The adoption had no impact on Woodward’s financial position and results of operations and required no additional disclosures in these Condensed Consolidated Financial Statements.

In November 2007, the FASB issued authoritative guidance to address accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement. Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to pre-existing accounting standards. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

whether the payments are within the scope of other accounting literature. Other detailed information related to the collaborative arrangement is also required to be disclosed. The requirements under this guidance must be applied to collaborative arrangements in existence at the beginning of Woodward’s fiscal 2010 using a modified version of retrospective application. Woodward is currently not a party to significant collaborative arrangement activities, as defined by this guidance, and therefore, the adoption of this guidance had no impact on its Condensed Consolidated Financial Statements.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, and with limited exceptions, acquisition-related costs will generally be expensed as incurred. This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. This guidance must be applied prospectively to business combinations that are consummated on or after October 1, 2009. Accordingly, Woodward will record and disclose business combinations under the revised standard for any transactions consummated on or after October 1, 2009. In addition, adjustments of certain income tax balances related to acquired deferred assets, including those acquired prior to the adoption of this new authoritative guidance, will be reported as an increase or decrease to income tax expense. Accordingly, Woodward will record adjustments of certain income tax balances under the revised authoritative guidance beginning October 1, 2009.

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported in the Condensed Consolidated Balance Sheets within stockholders’ equity, but separate from Woodward’s stockholders’ equity. This guidance also requires consolidated net earnings and comprehensive earnings to include the amounts attributable to both the parent and the noncontrolling interest. Woodward adopted this guidance effective October 1, 2009. This guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in fiscal 2010, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. Accordingly, the following have been retrospectively adjusted: the Condensed Consolidated Statement of Earnings for the three months ended December 31, 2008, the Condensed Consolidated Balance Sheet as of September 30, 2009, the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2008, the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended December 31, 2008, accumulated other comprehensive earnings for the three months ended December 31, 2008 as presented in Note 18, and total comprehensive earnings for the

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

three months ended December 31, 2008 as presented in Note 19. In accordance with the authoritative guidance, Woodward’s Consolidated Financial Statements have been recast from amounts previously reported as follows:

	As of September 30,
	2009		2008		2007
	As Previously		As Previously		As Previously
	Reported	As Recast	Reported	As Recast	Reported	As Recast

Balance Sheet:
Total assets	$1,696,422	$1,696,422	$927,017	$927,017	$829,767	$829,767

Total liabilities	$987,184	$984,907	$297,389	$294,601	$285,336	$282,554
Total stockholders’ equity	709,238	711,515	629,628	632,416	544,431	547,213

Total liabilities and stockholders’ equity	$1,696,422	$1,696,422	$927,017	$927,017	$829,767	$829,767

Statements of stockholders’ equity:
Preferred stock	$—	$—	$—	$—	$—	$—
Common stock	106	106	106	106	106	106
Additional paid-in capital	73,197	73,197	68,520	68,520	48,641	48,641
Accumulated other comprehensive earnings	9,908	10,129	20,319	20,485	23,010	22,892
Deferred compensation	4,904	4,904	5,283	5,283	4,752	4,752
Retained earnings	741,505	741,505	663,442	663,442	565,136	565,136
Treasury Stock	(120,382)	(120,382)	(128,042)	(128,042)	(97,214)	(97,214)

Total Woodward stockholders’ equity	709,238	709,459	629,628	629,794	544,431	544,313
Noncontrolling interest in consolidated subsidiary	—	2,056	—	2,622	—	2,900

Total stockholders’ equity	$709,238	$711,515	$629,628	$632,416	$544,431	$547,213

	For the Year Ended September 30,
	2009		2008		2007
	As previously		As Previously		As Previously
	Reported	As Recast	Reported	As Recast	Reported	As Recast

Statements of Earnings:
Net sales	$1,430,125	$1,430,125	$1,258,204	$1,258,204	$1,042,337	$1,042,337
Total costs and expenses	1,307,713	1,307,649	1,076,294	1,075,619	910,349	909,657

Earnings before income taxes	122,412	122,476	181,910	182,585	131,988	132,680
Income taxes	(28,060)	(28,060)	(60,030)	(60,030)	(33,831)	(33,831)

Net earnings	94,352	94,416	121,880	122,555	98,157	98,849
Net earnings attributable to noncontrolling interests	—	(64)	—	(675)	—	(692)

Net earnings attributable to Woodward	$94,352	$94,352	$121,880	$121,880	$98,157	$98,157

Comprehensive earnings attributable to Woodward	$83,941	$83,996	$119,189	$119,473	$109,528	$109,319
Comp. earnings attributable to noncontrolling interests	—	9	—	391	—	901

Comprehensive earnings	$83,941	$84,005	$119,189	$119,864	$109,528	$110,220

Earnings per share attributable to Woodward:
Basic	$1.39	$1.39	$1.80	$1.80	$1.43	$1.43
Diluted	$1.37	$1.37	$1.75	$1.75	$1.39	$1.39

Statements of cash flows:
Cash flows provided by operating activities	$218,652	$218,652	$125,354	$125,354	$117,718	$117,718
Cash used in investing activities	(714,130)	(714,130)	(35,909)	(35,909)	(67,048)	(67,048)
Cash provided by (used in) financing activities	487,940	487,940	(48,904)	(48,904)	(66,496)	(66,496)
Effect of exchange rate changes on cash and cash equivalents	(1,432)	(1,432)	(2,343)	(2,343)	3,743	3,743

Net change in cash and cash equivalents	$(8,970)	$(8,970)	$38,198	$38,198	$(12,083)	$(12,083)

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

In April 2008, the FASB issued authoritative guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and to require additional disclosures. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. Woodward adopted this guidance as of October 1, 2009. The adoption of this guidance had no impact on its Condensed Consolidated Financial Statements.

In November 2008, the FASB issued authoritative guidance regarding the accounting for defensive intangible assets. Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions. While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity. This guidance requires defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets to be based on the period over which the assets will directly or indirectly affect the entity’s cash flows. Woodward will record and disclose defensive intangible assets under the revised standard for transactions consummated, if any, on or after October 1, 2009.

In November 2008, the FASB issued authoritative guidance addressing whether securities granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. This guidance became effective for Woodward on October 1, 2009. Upon the adoption of this guidance, all outstanding restricted stock, which are participating securities, are considered in the calculation of both the basic and fully diluted earnings per share calculations in these Condensed Consolidated Financial Statements. The effects of this change are required to be applied retrospectively. Accordingly, the historical earnings per share presented in the Condensed Consolidated Statements of Earnings and in Note 6, Earnings per share have been recast to reflect the retrospective application of this guidance.

In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards. This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This guidance became effective for assets or liabilities arising from contingencies in business combinations that are consummated on or after October 1, 2009. Accordingly, Woodward will record and disclose assets acquired and liabilities assumed in business combinations that arise from contingencies under the revised standard for any transactions consummated on or after October 1, 2009.

Issued but not yet effective accounting standards:

In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The required disclosures must be provided for fiscal years ending after December 15, 2009 (Woodward’s fiscal 2010, the anticipated period of adoption). These disclosures will be presented in Woodward’s Consolidated Financial Statements for the year ended September 30, 2010. Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. Woodward does not expect this guidance to have a significant impact on its September 30, 2010 Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

require companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance becomes effective for Woodward’s fiscal year 2011 and interim reporting periods thereafter. Woodward does not expect this guidance to have a material impact on its Condensed Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance will be effective for fiscal years beginning after November 15, 2009 (fiscal year 2011 for Woodward). Woodward is currently assessing the impact that this guidance may have on its Condensed Consolidated Financial Statements.

In October 2009, the FASB issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. This guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for Woodward). Woodward expects to adopt the guidance as of October 1, 2010. Woodward is currently assessing the impact this guidance may have on its Condensed Consolidated Financial Statements.

In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements. The revised guidance provides that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605. In addition, the guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. This guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for Woodward). Woodward is currently assessing the impact this guidance may have on its Condensed Consolidated Financial Statements.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3.	Supplemental statements of cash flows information

Supplemental cash flow information follows:

	Three Months Ended
	December 31,
	2009	2008

Interest expense paid	$14,128	$1,754
Income taxes paid	4,490	5,219
Income tax refunds received	5,636	—
Non-cash investing activities:
Long-term debt assumed in business acquisition	—	18,610
Purchases of property, plant and equipment on account	1,789	271
Sales of assets on account	75	189

Note 4.	Business acquisitions and dispositions

Woodward has recorded the acquisition described below using the purchase method of accounting and, accordingly, has included the results of operations of the acquired business in its consolidated results as of the date of the acquisition. In accordance with authoritative accounting guidance for business combinations in effect during its fiscal year 2009, the respective purchase prices for this acquisition is allocated to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess purchase price over the respective fair values of assets is recorded as goodwill. Goodwill is not amortized under U.S. GAAP but is tested for impairment at least annually (See Note 9. Goodwill). The goodwill resulting from the HRT acquisition is tax deductible.

Woodward continues to evaluate pre-acquisition contingencies related to its fiscal year 2009 acquisition of HRT that may have existed as of the acquisition date. If pre-acquisition contingencies related to HRT become probable in nature and able to be estimated during the remainder of the purchase price allocation period, amounts will be recorded to goodwill for such matters. If these pre-acquisition contingencies become probable in nature and able to be estimated after the end of the purchase price allocation period, amounts will be recorded for such matters in Woodward’s results of operations.

HRT acquisition

On April 3, 2009, Woodward acquired all of the outstanding stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business for approximately $380,749.

HRT is an industry leader in advanced technology, engineering development, and manufacturing of mission-critical actuation systems and controls for aircraft, turbine engines, weapons and combat vehicles. It is recognized for hydraulic and electric primary flight control actuation products, including electro-mechanical actuation systems for unmanned combat air vehicles and weapons, such as the Joint Direct Attack Munitions (JDAM) and the AIM-9X Sidewinder; hydraulic and electric flight controls for fixed and rotor wing aircraft; servovalves for global aerospace; turret controls and stabilization systems for the U.S. M1 Abrams Main Battle Tank and other armored vehicles worldwide; and fuel and pneumatics valves for aircraft and helicopters. HRT is being integrated into Woodward within its Airframe Systems business segment.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

The preliminary purchase price for the HRT acquisition is as follows:

Cash paid to owners	$377,660
Cash acquired	(11)
Estimated direct transaction costs	3,100

Total estimated purchase price	$380,749

During the first quarter of fiscal 2010, acquired current assets were increased by $267, accrued restructuring charges were increased by $1,400, and other current liabilities were decreased by $831 to reflect updated estimates of anticipated fair value of assets acquired and liabilities assumed as of April 3, 2009. The following table summarizes preliminary estimated fair values of the assets acquired and liabilities assumed on April 3, 2009, the date of the HRT acquisition, including accrued restructuring charges:

Current assets	$114,739
Property, plant, and equipment	41,926
Goodwill	145,062
Intangible assets	128,400
Other assets	13

Total assets acquired	430,140

Other current liabilities	21,344
Accrued restructuring charges	8,900
Postretirement benefits	13,077
Other noncurrent liabilities	6,070

Total liabilities assumed	49,391

Net assets acquired	$380,749

A summary of the intangible assets acquired, weighted average useful lives and amortization methods follows:

		Weighted
		Average Useful	Amortization
	Amount	Life	Method

Customer relationships	$70,900	15 years	Accelerated
Process technology	29,000	15 years	Accelerated
Product software	4,200	20 years	Accelerated
Backlog	21,900	5 years	Accelerated
Favorable lease contracts	1,400	7 years	Straight Line
Non-compete agreements	1,000	3 years	Straight Line

Total	$128,400	13 years

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

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

In connection with the HRT acquisition, Woodward assumed certain defined benefit pension obligations contingent upon transfer of related pension plan assets. In September 2009, the trustee of the related Textron-sponsored defined benefit plan transferred $46,788 to the Woodward HRT Plan. An additional $1,019 was transferred by the Textron-sponsored defined benefit plan to the Woodward HRT Plan in October 2009 and was recorded as a Woodward HRT Plan receivable as of September 30, 2009.

Woodward is in the process of finalizing valuations of defined benefit plan assets and liabilities, estimates of other liabilities, including restructuring reserves, and related income tax adjustments associated with the HRT acquisition.

The results of HRT’s operations are included in Woodward’s Consolidated Statements of Earnings as of April 3, 2009.

On August 10, 2009, Woodward HRT sold the F&P product line for $48,000. The F&P product line provided a variety of off-turbine fuel management and pneumatic actuation components to producers of military and commercial aircraft and helicopters, as well as their suppliers.

Pro forma results for Woodward giving effect to the HRT acquisition

The following unaudited pro forma financial information presents the combined results of operations of Woodward and HRT as if the acquisition had occurred as of the beginning of each of the fiscal periods presented. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of each of the fiscal periods presented. The unaudited pro forma financial information for the period ended December 31, 2009 includes the historical results of Woodward, which include the post-acquisition historical results of HRT for the full period and exclude the historical results of the F&P product line. The unaudited pro forma financial information for the period ended December 31, 2008 combines the historical results of Woodward with the historical results of HRT for that period and excludes the historical results of the F&P product line.

Prior to the HRT acquisition by Woodward, HRT was a wholly owned subsidiary of Textron Inc., and as such was not a stand-alone entity. Accordingly, the historical operating results of HRT may not be indicative of the results that might have been achieved, historically or in the future, if HRT had been a stand-alone entity. The unaudited pro forma results for the period ended December 31, 2008 include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for stock options issued, adjustments for depreciation expense for property, plant, and equipment, adjustments to interest expense, adjustments for estimated general and administrative costs for HRT’s historical management and administrative structure and functions, disposal of the F&P product line, and related tax effects.

The unaudited pro forma results follow:

	Three Months Ended
	December 31,
	2009	2008

Revenue	$339,308	$406,009
Net earnings	$22,446	$28,073
Earnings per share:
Basic	$0.33	$0.41
Diluted	$0.32	$0.41

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5.	Income taxes

U.S. GAAP requires that the interim period tax provision be determined as follows:

•	At the end of each quarter, Woodward estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

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

The following table sets out the tax expense and the effective tax rate for Woodward’s income from operations:

	Three Months Ended
	December 31,
	2009	2008

Earnings before income taxes	$31,490	$38,158
Income tax expense	9,044	11,055
Effective tax rate	28.7%	29.0%

The effective tax rates in both the three months ended December 31, 2009 and the three months ended December 31, 2008 benefited from favorable resolutions of tax matters of $1,353 and $3,334, respectively.

The total amount of the gross liability for worldwide unrecognized tax benefits was $19,065 at December 31, 2009 and $19,783 at September 30, 2009.

The amount of unrecognized tax benefits that would impact Woodward’s effective tax rate if recognized, net of expected offsetting benefits, was $14,910 at December 31, 2009 and $15,550 at September 30, 2009. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $3,335 in the next twelve months through completion of reviews by various worldwide tax authorities.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $3,930 and $3,804 as of December 31, 2009 and September 30, 2009, respectively.

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

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6.	Earnings per share

Earnings per share — basic is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings per share — diluted reflects the weighted average number of shares outstanding after consideration of the dilutive effect of stock options.

In November 2008, the FASB issued authoritative guidance addressing whether securities granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. This guidance became effective for Woodward on October 1, 2009 and is required to be applied retrospectively. Upon the adoption of this guidance shares of restricted stock, which are participating securities, are considered in the calculation of both the basic and fully diluted earnings per share calculations. The December 31, 2008 historical earnings per share amounts presented below have been recast to reflect the retrospective application of this guidance for 70 shares of restricted stock outstanding as of December 31, 2008. The inclusion of this participating security did not impact previously reported basic and diluted earnings per share for the three months ended December 31, 2008, and there is no impact for the previously reported quarters ended March 31, 2009 or June 30, 2009, nor for the fiscal years ended September 30, 2009, 2008 and 2007.

The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted:

	Three Months Ended
	December 31,
	2009	2008

Numerator:
Net earnings attributable to Woodward	$22,356	$27,064

Denominator:
Basic	68,361	67,796
Assumed exercise of dilutive stock options	1,349	1,440

Diluted	69,710	69,236

Income per common share:
Basic earnings per share attributable to Woodward	$0.33	$0.40

Diluted earnings per share attributable to Woodward	$0.32	$0.39

The following stock option grants were outstanding during the three month periods ended December 31, 2009 and 2008, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended
	December 31,
	2009	2008

Options	446,605	591,559

Weighted-average option price	$32.53	$29.59

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 7.	Inventories

	December 31,	September 30,
	2009	2009

Raw materials	$42,666	$44,608
Work in progress	71,717	71,270
Component parts and finished goods	180,796	186,461

	$295,179	$302,339

Note 8.	Property, plant, and equipment — net

	December 31,	September 30,
	2009	2009

Land	$11,054	$11,231
Buildings and equipment	177,711	178,410
Machinery and equipment	332,963	336,903
Construction in progress	20,234	16,333

	541,962	542,877
Less accumulated depreciation	(337,073)	(333,992)

Property, plant and equipment, net	$204,889	$208,885

	Three Months Ended
	December 31,
	2009	2008

Depreciation expense	$9,755	$9,177

Note 9.	Goodwill

	September 30,	Additions/	Translation	December 31,
	2009	Adjustments	Adjustments	2009

Turbine Systems	$86,565	$—	$—	$86,565
Airframe Systems	297,412	302	79	297,793
Electrical Power Systems	17,733	—	(345)	17,388
Engine Systems	41,092	—	135	41,227

Consolidated	$442,802	$302	$(131)	$442,973

Woodward tests goodwill for impairment on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Woodward compares the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal 2009 or in the first three months of fiscal 2010.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 10.	Other intangibles — net

	December 31, 2009			September 30, 2009
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Customer relationships:
Turbine Systems	$44,327	$(17,115)	$27,212	$44,327	$(16,746)	$27,581
Airframe Systems	176,677	(5,030)	171,647	176,661	(2,068)	174,593
Electrical Power Systems	2,272	(719)	1,553	2,319	(676)	1,643
Engine Systems	20,675	(12,182)	8,493	20,675	(11,718)	8,957

Total	$243,951	$(35,046)	$208,905	$243,982	$(31,208)	$212,774

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	—	—	—	—	—	—
Electrical Power Systems	7,847	(3,198)	4,649	7,941	(3,073)	4,868
Engine Systems	12,621	(6,389)	6,232	12,613	(6,180)	6,433

Total	$20,468	$(9,587)	$10,881	$20,554	$(9,253)	$11,301

Process technology:
Turbine Systems	$11,941	$(4,611)	$7,330	$11,941	$(4,511)	$7,430
Airframe Systems	62,988	(3,659)	59,329	62,981	(2,590)	60,391
Electrical Power Systems	—	—	—	1,390	(1,346)	44
Engine Systems	12,593	(4,045)	8,548	12,593	(3,797)	8,796

Total	$87,522	$(12,315)	$75,207	$88,905	$(12,244)	$76,661

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	39,651	(17,792)	21,859	39,646	(14,325)	25,321
Electrical Power Systems	1,591	(336)	1,255	1,623	(316)	1,307
Engine Systems	460	(69)	391	460	(51)	409

Total	$41,702	$(18,197)	$23,505	$41,729	$(14,692)	$27,037

Consolidated	$393,643	$(75,145)	$318,498	$395,170	$(67,397)	$327,773

	Three Months Ended
	December 31,
	2009	2008

Amortization expense	$9,181	$4,828

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:

2010 (remaining)	$25,993
2011	34,200
2012	31,393
2013	29,149
2014	26,052
Thereafter	171,711

$318,498

Note 11.	Long-term debt

Long-term debt consisted of the following:

	December 31,	September 30,
	2009	2009

2008 Term loan — Variable rate of 1.99% at December 31, 2009, matures October 2013; unsecured	$142,500	$144,375
2009 Term loan — Variable rate of 2.98% at December 31, 2009, matures April 2012; unsecured	10,000	45,000
Series B Notes — 5.63%, due October 2013; unsecured	100,000	100,000
Series C Notes — 5.92%, due October 2015; unsecured	50,000	50,000
Series D Notes — 6.39%, due October 2018; unsecured	100,000	100,000
Series E Notes — 7.81%, due April 2016; unsecured	57,000	57,000
Series F Notes — 8.24%, due April 2019; unsecured	43,000	43,000
Senior notes — 6.39%, due October 2011; unsecured	21,429	32,143
Term notes — 5.95%, due June 2012, secured by land and buildings	611	624
Fair value hedge adjustment for unrecognized discontinued hedge gains	164	198

	524,704	572,340
Less: current portion	(28,549)	(45,569)

Long-term debt, less current portion	$496,155	$526,771

Under certain circumstances, the interest rate on each series of the Series B, C and D Notes is subject to increase if Woodward’s leverage ratio of consolidated net debt to consolidated earnings before interest, taxes, depreciation and amortization, plus any unusual non-cash charges to the extent deducted in computing net income minus any unusual non-cash gains to the extent added in computing net income (“EBITDA”) increases beyond 3.5 to 1.0.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

During the first quarter of fiscal 2010, Woodward prepaid $29,000 against the 2009 term loan. Required future principal payments of outstanding long-term debt as of December 31, 2009, after giving effect to this prepayment, are as follows:

Year Ending September 30:

2010 (remainder)	$15,847
2011	18,437
2012	18,381
2013	7,500
2014	214,375
Thereafter	250,000

$524,540

The current portion of long-term debt includes $114 and $128 at December 31, 2009 and September 30, 2009, respectively, related to the fair value hedge adjustment for unrecognized discontinued hedge gains.

The 2008 term loan, the 2009 term loan, the Series B, C, D, E and F Notes (together, the “Notes”) and the senior notes due October 2011 are held by multiple institutions. The term notes are held by banks in Germany.

Woodward’s obligations under the 2008 term loan, the 2009 term loan, the Notes and the senior notes due October 2011 are guaranteed by Woodward FST, Inc., MPC Products Corporation and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

Woodward was in compliance with its financial debt covenants at December 31, 2009.

2008 and 2009 Term Loans

In October 2008, Woodward entered into a term loan credit agreement (the “2008 Term Loan Credit Agreement”), which provides for an initial $150,000 unsecured term loan facility, and may, from time to time, be expanded by up to $50,000 of additional indebtedness, subject to the Company’s compliance with certain conditions and the lenders’ participation. The 2008 Term Loan Credit Agreement bears interest at LIBOR plus 1.00% to 2.25% and requires quarterly principal payments of $1,875.

In April 2009, Woodward entered into a term loan credit agreement (the “2009 Term Loan Credit Agreement” and, together with the 2008 Term Loan Credit Agreement, the “Term Loan Credit Agreements”), by and among Woodward, the institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, National Association, as administrative agent. The 2009 Term Loan Credit Agreement provides for an initial $120,000 unsecured term loan facility, and may be expanded by up to $50,000 of additional indebtedness from time to time, subject to the Company’s compliance with certain conditions and the lenders’ participation. The 2009 Term Loan Credit Agreement generally bears interest at LIBOR plus 2.50% to 3.50% and requires quarterly principal payments of $6,000 through June 30, 2010 and quarterly principal payments of $9,000 beginning September 30, 2010 until maturity.

The Term Loan Credit Agreements contain customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other persons, make certain investments, make certain restricted payments, and enter into material transactions with affiliates. The Term Loan Credit Agreements contain financial covenants requiring that (a) the Company’s ratio of consolidated net debt to EBITDA, not exceed 3.5 to 1.0 and (b) the Company have a minimum consolidated net worth of $400,000 with respect to the 2008 Term Loan Credit Agreement and $510,000 with respect to the 2009 Term Loan Credit Agreement, plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The Term Loan Credit Agreements also contain customary events of default, including certain cross default provisions related to Woodward’s other

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.

The loans under the Term Loan Credit Agreements can be prepaid without penalty.

Series B, C, D, E and F Notes

In October 2008, Woodward entered into a note purchase agreement (the “2008 Note Purchase Agreement”) relating to the Series B, C and D Notes. In April 2009, Woodward entered into a note purchase agreement (the “2009 Note Purchase Agreement” and, together with the 2008 Note Purchase Agreement, the “Note Purchase Agreements”) relating to the Series E and F Notes.

The Notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Holders of the Notes do not have any registration rights.

Woodward’s obligations under the Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under the Term Loan Credit Agreements, revolving credit facility and note purchase agreement relating to the senior notes due October 2011.

The Note Purchase Agreements contain customary restrictive covenants, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell Woodward’s assets, merge or consolidate with other persons, and enter into material transactions with affiliates. The Note Purchase Agreements also contain customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $25,000 with respect to the 2008 Note Purchase Agreement and $30,000 with respect to the 2009 Note Purchase Agreement, the occurrence of which would permit the holders of the respective Notes to accelerate the amounts due.

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

Woodward is permitted at any time, at its option, to prepay all, or from time to time prepay any part of, the then outstanding principal amount of any series of the Notes at 100% of the principal amount of the series of the Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable make-whole amount. The make-whole amount is computed by discounting the remaining scheduled payments of interest and principal of the Notes being prepaid at a

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the Notes being prepaid.

Note 12.	Line of credit facilities and short-term borrowings

Woodward has a $225,000 revolving credit facility related to unsecured financing arrangements with a syndicate of U.S. banks. The revolving credit facility agreement provides for an option to increase the amount to $350,000, subject to the lenders’ participation, and has an expiration date of October 2012. The interest rate on borrowings under the revolving credit facility agreement varies with LIBOR, the federal funds rate, or the prime rate. The revolving credit facility agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.

Woodward also has various foreign lines of credit. The lines are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the banks.

No borrowings were outstanding under the revolving credit facility or the foreign lines of credit as of December 31, 2009 or as of September 30, 2009. As of December 31, 2009, Woodward had borrowing availability of $222,300 under its $225,000 revolving credit facility, net of outstanding letters of credit.

Note 13.	Derivative instruments and hedging activities

Woodward is exposed to global market risks, including the effect of changes in interest rates, foreign currency exchange rates, changes in certain commodity prices and fluctuations in various producer indices. From time to time, Woodward enters into derivative instruments for risk management purposes only, including derivatives designated as accounting hedges and/or those utilized as economic hedges. Woodward uses interest rate related derivative instruments to manage its exposure to fluctuations of interest rates. Woodward does not enter into or issue derivatives for trading purposes.

By using derivative and/or hedging instruments to manage its risk exposure, Woodward is subject, from time to time, to credit risk and market risk on those derivative instruments. Credit risk arises from the potential failure of the counterparty to perform under the terms of the derivative and/or hedging instrument. When the fair value of a derivative contract is positive, the counterparty owes Woodward, which creates credit risk for Woodward. Woodward minimizes this credit risk by entering into transactions with only high quality counterparties. Market risk arises from the potential adverse effect on the value of derivative and/or hedging instruments that results from a change in interest rates, commodity prices, or foreign currency exchange rates. Woodward minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of September 30, 2009, Woodward was a party to the forward foreign currency exchange contract described below. As of September 30, 2008, all previous derivative instruments into which Woodward had entered were terminated.

In 2001, Woodward entered into treasury lock agreements that were designated as cash flow hedges of its long-term debt. The discontinuance of these treasury lock agreements resulted in losses that are recognized as an increase of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the loss is recorded in accumulated other comprehensive earnings.

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

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

In September 2008, the Company entered into treasury lock agreements with a notional amount totaling $100,000 that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt. The hedges were terminated prior to September 30, 2008 resulting in a realized gain of approximately $108 and the gain was recorded in accumulated other comprehensive earnings as of September 30, 2008, net of tax. The realized gain on the termination of the treasury lock agreements will be recognized as a reduction of interest expense over a seven-year period on the hedged debt issued on October 1, 2008 using the effective interest method.

In March 2009, Woodward entered into LIBOR lock agreements with a total notional amount of $50,000 that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt to acquire HRT. The hedges were terminated in March 2009, resulting in a loss of $1,308. The realized loss was recorded in accumulated other comprehensive earnings, net of tax. The realized loss on the terminated LIBOR lock agreements is being recognized as an increase of interest expense over a seven-year period on the hedged debt, which was issued on April 3, 2009, using the effective interest method.

In September 2009, Woodward entered into a foreign currency exchange rate contract to purchase €7,900 for approximately $11,662 in early October 2009. The objective of this derivative instrument, which was not designated as an accounting hedge, was to limit the risk of currency fluctuations on certain short-term intercompany loan balances. An unrealized loss of $173 on the derivative instrument was carried at fair market value in “Accrued liabilities” as of September 30, 2009. A loss of $71 was realized on the settlement of the forward contract in October 2009.

The following table discloses the remaining unrecognized gains and losses associated with derivative instruments on Woodward’s Condensed Consolidated Balance Sheets:

		December 31,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2009	2009
		Unrecognized Gain (Loss)

2001 Treasury lock	Accumulated other comprehensive earnings	$(142)	$(171)
2002 Interest rate swap	Long-term debt	164	197
2008 Treasury lock	Accumulated other comprehensive earnings	89	93
2009 LIBOR lock	Accumulated other comprehensive earnings	(1,168)	(1,215)

		$(1,057)	$(1,096)

Derivative not Designated as Hedging Instrument		Recognized Gain (Loss)

Foreign exchange forward contract	Accrued liabilities	$—	$(173)

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

	Three Months Ended December 31, 2009
				Amount of
		Amount of	Amount of	Gain (Loss)
		Income	Gain (Loss)	Reclassified
		(Expense)	Recognized in	from
	Location of Gain	Recognized	Accumulated	Accumulated
	(Loss) Recognized in	in Earnings	OCI on	OCI into
	Earnings	on Derivative	Derivative	Earnings

Derivatives in fair value hedging relationships
2002 Interest rate swap	Interest expense	$33	$—	$—
Derivatives in cash flow hedging relationships
2001 Treasury lock	Interest expense	(29)	—	(29)
2008 Treasury lock	Interest expense	4	—	4
2009 LIBOR lock	Interest expense	(47)	—	(47)
Derivative in foreign currency relationships
Foreign exchange forward contract	Other income	102	—	—

		$63	$—	$(72)

	Three Months Ended December 31, 2008
				Amount of
		Amount of	Amount of	Gain (Loss)
		Income	Gain (Loss)	Reclassified
		(Expense)	Recognized in	from
	Location of Gain	Recognized	Accumulated	Accumulated
	(Loss) Recognized in	in Earnings	OCI on	OCI into
	Earnings	on Derivative	Derivative	Earnings

Derivatives in fair value hedging relationships
2002 Interest rate swap	Interest expense	$47	$—	$—
Derivatives in cash flow hedging relationships
2001 Treasury lock	Interest expense	(41)	—	(41)
2008 Treasury lock	Interest expense	4	109	4

		$10	$109	$(37)

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of December 31, 2009, Woodward expects to reclassify $269 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 14.	Accrued liabilities

Accrued liabilities consist of the following:

	December 31,	September 30,
	2009	2009

Salaries and other member benefits	$23,372	$32,135
Department of Justice matter (see Note 20)	—	25,000
Current portion of restructuring and other charges	11,181	11,619
Warranties	9,187	10,005
Interest payable	5,708	12,376
Accrued retirement benefits	2,733	2,734
Taxes, other than income	6,789	5,910
Other	28,026	27,538

	$86,996	$127,317

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

Warranties, September 30, 2009	$10,005
Increases to accruals related to warranties during the period	699
Settlements of amounts accrued	(1,471)
Foreign currency exchange rate changes	(46)

Warranties, December 31, 2009	$9,187

Restructuring and other charges

The main components of accrued non-acquisition related restructuring charges include workforce management costs associated with the early retirement and the involuntary separation of employees in connection with a strategic realignment of global workforce capacity. Restructuring charges related to business acquisitions include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts. During the first quarter of fiscal 2010, accrued restructuring charges were increased by $1,400 to reflect updated estimates of anticipated costs in connection with the HRT acquisition.

The summary of the activity in accrued restructuring charges during the three months ended December 31, 2009 is as follows:

	Restructuring	Business
	Charges	Acquisitions	Total

Accrued restructuring charges, September 30, 2009	$3,196	$9,668	$12,864
Purchase accounting adjustments	—	1,400	1,400
Payments	(1,000)	(932)	(1,932)
Foreign currency exchange rates	(9)	—	(9)

Accrued restructuring charges, December 31, 2009	$2,187	$10,136	12,323

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

$1,142 and $1,245 of accrued restructuring charges not expected to be paid within twelve months are included as non-current liabilities in other liabilities as of December 31, 2009 and September 30, 2009, respectively.

Note 15.	Other liabilities

	December 31,	September 30,
	2009	2009

Net accrued retirement benefits, less amounts recognized with accrued liabilities	$83,678	$83,837
Uncertain tax positions, net of offsetting benefits, less amounts recognized with accrued liabilities	14,660	15,550
Other	7,311	10,623

	$105,649	$110,010

Note 16.	Retirement benefits

Woodward provides various benefits to certain current and former employees through defined benefit plans, retirement healthcare benefit plans and various defined contribution plans. Eligibility requirements and benefit levels vary depending on employee location. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit and retirement healthcare benefit plans.

U.S. GAAP requires that, for obligations outstanding as of September 30, 2009, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year-end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan, or benefit payments.

In connection with the acquisition of HRT (see Note 4. Business acquisitions and dispositions), Woodward assumed pension benefit obligations and postretirement healthcare benefit obligation that contributed to increases in recognized expenses for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Effective January 1, 2010, the HRT pension plan was amended so that non-bargained HRT employees hired after December 31, 2009 will not participate in the plan. Also, effective January 1, 2010, non-bargained HRT employees hired before January 1, 2010 will not be eligible for matching contributions for participation in defined contribution plans. Non-bargained HRT employees hired after December 31, 2009 will be eligible to fully participate in Woodward’s defined contribution plans.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

The components of the net periodic pension costs recognized are as follows:

	Three Months Ended
	December 31,
	2009	2008

Retirement pension benefits — United States:
Service cost	$912	$—
Interest cost	1,222	287
Expected return on plan assets	(1,190)	(282)
Amortization of:
Net actuarial loss	132	84
Prior service cost	(65)	(65)

Net periodic benefit	$1,011	$24

Contributions	$—	$—

Retirement pension benefits — other countries:
Service cost	$201	$179
Interest cost	590	549
Expected return on plan assets	(616)	(550)
Amortization of:
Transition obligation	21	20
Net actuarial loss	195	34
Prior service cost	(2)	(2)

Net periodic benefit	$389	$230

Contributions	$1,392	$829

The components of the net periodic retirement healthcare benefit costs recognized are as follows:

	Three Months Ended
	December 31,
	2009	2008

Retirement healthcare benefits:
Service cost	$30	$42
Interest cost	520	563
Amortization of:
Net actuarial loss	47	24
Prior service cost	(312)	(808)

Net periodic benefit (cost)	$285	$(179)

Contributions	$555	$745

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

The exact amount of cash contributions made to these plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2010 may differ from the current estimate. Woodward estimates its cash contributions in fiscal 2010 will be as follows:

Retirement pension benefits:
Other countries	$3,000
United States	2,750
Retirement healthcare benefits	2,769

Note 17.	Stock-based compensation

Stock options

Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, and generally with a four-year graded vesting schedule and a term of 10 years.

The fair value of options granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

	Three Months Ended
	December 31,
	2009	2008

Expected term	6.5 years	7 years
Estimated volatility	51.0%	43.0%
Estimated dividend yield	1.4%	1.4%
Risk-free interest rate	3.4%	3.1%
Weighted-average forfeiture rate	8.1%	8.2%

The following is a summary of the activity for stock option awards during the three months ended December 31, 2009:

	Number of	Weighted-Average
	Options	Exercise Price

Balance at September 30, 2009	4,068	$14.48
Options granted	662	23.18
Options exercised	(69)	11.54
Options cancelled	—	n/a
Options forfeited	(2)	32.73

Balance at December 31, 2009	4,659	15.75

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

Restricted stock

The following is a summary of the activity for restricted stock awards during the three months ended December 31, 2009:

Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share

Balance at September 30, 2009	70	$33.49
Shares granted	—	n/a
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at December 31, 2009	70	33.49

Restricted stock shares participate in dividends during the vesting period.

Note 18.	Accumulated other comprehensive earnings

	Three Months Ended December 31, 2009
		Noncontrolling
	Woodward	Interest	Total

Accumulated foreign currency translation adjustments:
Balance at September 30, 2009	$29,464	$(221)	$29,243
Translation adjustments, net of reclassification to earnings	(3,100)	65	(3,035)
Taxes associated with translation adjustments	474	(23)	451

Balance at December 31, 2009	26,838	(179)	26,659

Accumulated unrealized derivative losses:
Balance at September 30, 2009	(801)	—	(801)
Reclassification to interest expense	71	—	71
Taxes associated with interest reclassification	(27)	—	(27)

Balance at December 31, 2009	(757)	—	(757)

Accumulated minimum post-retirement benefit liability adjustments:
Balance at September 30, 2009	(18,534)	—	(18,534)
Minimum benefit liability adjustment	9	—	9
Taxes associated with benefit adjustments	—	—	—

Balance at December 31, 2009	(18,525)	—	(18,525)

Total accumulated other comprehensive earnings	$7,556	$(179)	$7,377

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended December 31, 2008
		Noncontrolling
	Woodward	Interest	Total

Accumulated foreign currency translation adjustments:
Balance at September 30, 2008	$23,709	$(166)	$23,543
Translation adjustments, net of reclassification to earnings	(3,484)	(78)	(3,562)
Taxes associated with translation adjustments	(3,573)	28	(3,545)

Balance at December 31, 2008	16,652	(216)	16,436

Accumulated unrealized derivative losses:
Balance at September 30, 2008	(137)	—	(137)
Reclassification to interest expense	37	—	37
Taxes associated with interest reclassification	(14)	—	(14)

Balance at December 31, 2008	(114)	—	(114)

Accumulated minimum post-retirement benefit liability adjustments:
Balance at September 30, 2008	(3,087)	—	(3,087)
Minimum benefit liability adjustment	(107)	—	(107)
Taxes associated with benefit adjustments	—	—	—

Balance at December 31, 2008	(3,194)	—	(3,194)

Total accumulated other comprehensive earnings	$13,344	$(216)	$13,128

Note 19.	Total comprehensive earnings

	Three Months Ended
	December 31,
	2009	2008

Comprehensive earnings:
Net earnings attributable to Woodward	$22,356	$27,064
Other comprehensive earnings:
Foreign currency translation adjustments,net	(2,626)	(7,057)
Reclassification of unrealized losses on derivatives to earnings	44	23
Minimum pension liability adjustment	9	(107)

Comprehensive earnings attributable to Woodward	$19,783	$19,923

Comprehensive earnings attributable to noncontrolling interest:
Net earnings attributable to noncontrolling interests	$90	$39
Foreign currency translation adjustments,net	42	(50)

Comprehensive earnings attributable to noncontrolling interests	$132	$(11)

Comprehensive earnings	$19,915	$19,912

Note 20.	Commitments and contingencies

Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, or regulatory proceedings arising in the normal course of business, including, among others, those relating to product

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

liability claims, employment matters, workers’ compensation claims, contractual disputes, product warranty claims and alleged violations of various environmental laws. Woodward has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

Woodward is partially self-insured in the U.S. for healthcare and workers’ compensation up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities.

While the outcome of pending claims and proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these claims and proceedings will not have a material adverse effect on its liquidity, financial condition, or results of operations.

In addition, MPC Products Corporation (“MPC Products”), one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the Department of Justice (“DOJ”) regarding certain of its government contract pricing practices prior to June 2005, and related administrative actions by the U.S. Department of Defense (“DOD”). In October 2009, MPC Products reached an agreement with the DOJ to resolve the criminal and civil claims related to the investigation. As part of the settlement of the civil claims, MPC Products paid approximately $22,500 in compensation. The civil settlement was approved by the United States District Court for the Northern District of Illinois (the “District Court”) on October 7, 2009. In connection with the settlement of the criminal claims, on November 4, 2009, MPC Products pled guilty to one count of wire fraud related to its pre-June 2005 government contract pricing practices, and paid a fine of $2,500. Pursuant to the plea agreement, MPC Products was also placed on probation for two years. The criminal case plea agreement and sentencing were approved by the District Court in November 2009, concluding the DOJ’s investigation of these matters.

On October 7, 2009, Woodward and MPC Products entered into a three-year administrative agreement with the DOD. The administrative agreement lifted a suspension, which was in place from July 8, 2009 until October 7, 2009, of MPC Products from receiving new government contracts. Accordingly, MPC Products is again fully eligible to bid, receive and perform on U.S. government contracts. The administrative agreement requires, among other things, that Woodward and its affiliates, including MPC Products, implement certain enhancements to existing ethics and compliance programs and make periodic reports to the DOD. Woodward and its affiliates have been implementing these enhancements and furnishing reports as required by the administrative agreement.

The purchase price Woodward paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above. Payment of this amount during the three months ended December 31, 2009 is reflected as an investing activity in the Condensed Consolidated Statement of Cash Flows.

In the event of a change in control of Woodward, as defined in change-in-control severance agreements with our current corporate officers, we may be required to pay termination benefits to such officers.

Note 21.	Financial instruments

The estimated fair values of Woodward’s financial instruments were as follows:

	At December 31, 2009		At September 30, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Cost	Fair Value	Cost

Cash and cash equivalents	$76,620	$76,620	$100,863	$100,863
Investments in deferred compensation program	5,694	5,694	5,331	5,331
Long-term debt, including current portion	(556,200)	(524,540)	(588,229)	(572,142)

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

The fair values of cash and cash equivalents, which include investments in money market funds, and short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and short-term borrowings have short-term maturities and market interest rates.

Investments related to the deferred compensation program used to provide deferred compensation benefits to certain employees are assumed to be equal to their carrying amounts since the assets are marked to market value each reporting period.

The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 4.2% at December 31, 2009 and 4.8% at September 30, 2009.

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

The following table presents information about Woodward’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments in money market funds	$5,773	$—	$—	$5,773
Trading securities	5,694	—	—	5,694

Total financial assets	$11,467	$—	$—	$11,467

Investments in money market funds:  Woodward sometimes invests excess cash in money market funds not insured by the Federal Deposit Insurance Corporation (“FDIC”). Woodward believes that the investments in money market funds are on deposit with credit worthy financial institutions and that the funds are highly liquid. The investments in money market funds are reported at fair value, with realized gains from interest income realized in earnings and are included in “Cash and cash equivalents.” The fair values of Woodward’s investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.

Trading securities:  Woodward holds marketable equity securities, through investments in various mutual funds, related to its deferred compensation program. Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with realized gains and losses recognized in earnings. The trading securities are included in “Other current assets.” The fair values of Woodward’s trading securities are based on the quoted market prices for the net asset value of the various mutual funds.

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 23.	Segment information

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer excludes matters such as charges for restructuring costs, interest income and expense, and certain gains and losses from asset dispositions.

To provide better focus and alignment of its business segment operations, Woodward moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the quarter ended December 31, 2008 has been recast to reflect the realigned segment structure.

A summary of consolidated net sales follows:

	Three Months Ended
	December 31,
	2009	2008

Segment net sales:
Turbine Systems
External net sales	$140,086	$152,282
Intersegment sales	2,330	4,537

Total segment net sales	142,416	156,819
Airframe Systems
External net sales	91,049	51,660
Intersegment sales	678	658

Total segment net sales	91,727	52,318
Electrical Power Systems
External net sales	48,881	47,917
Intersegment sales	7,922	13,925

Total segment net sales	56,803	61,842
Engine Systems
External net sales	59,292	92,885
Intersegment sales	8,587	12,409

Total segment net sales	67,879	105,294
Consolidated
External net sales	339,308	344,744
Intersegment sales	19,517	31,529

Total segment net sales	$358,825	$376,273

Woodward Governor Company

Notes to Condensed Consolidated Financial Statements — (Continued)

A summary of consolidated earnings follows:

	Three Months Ended
	December 31,
	2009	2008

Segment earnings:
Turbine Systems	$32,074	$33,244
Airframe Systems	2,409	1,801
Electrical Power Systems	7,323	9,166
Engine Systems	3,235	7,586

Total segment earnings	45,041	51,797
Nonsegment expenses	(5,410)	(7,764)
Interest expense and income, net	(8,141)	(5,875)

Consolidated earnings before income taxes	$31,490	$38,158

Segment assets consist of accounts receivable, inventories, property, plant, and equipment — net, goodwill, and other intangibles — net. A summary of consolidated total assets follows:

	December 31,	September 30,
	2009	2009

Segment assets:
Turbine Systems	$333,046	$344,789
Airframe Systems	772,237	801,300
Electrical Power Systems	134,003	135,808
Engine Systems	190,919	200,226

Total segment assets	1,430,205	1,482,123
Unallocated corporate property, plant, and equipment, net	7,141	6,857
Other unallocated assets	179,407	207,442

Consolidated total assets	$1,616,753	$1,696,422

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

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

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:

•	a decline in business with, or financial distress of, our significant customers;

•	the continued instability in the financial markets and prolonged unfavorable economic and other industry conditions;

•	our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;

•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;

•	our ability to implement, and realize the intended effects of, our restructuring efforts;

•	any failure to fully comply, to the U.S. Government’s satisfaction, with any of the terms of the civil and criminal settlements related to the U.S. Department of Justice (“DOJ”) investigation of the pre-June 2005 government contract pricing practices of MPC Products Corporation (“MPC Products”) and the related administrative agreement with the U.S. Department of Defense (“DOD”);

•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;

•	our ability to reduce our expenses in proportion to any sales shortfalls;

•	the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;

•	the success of, or expenses associated with, our product development activities;

•	our ability to integrate acquisitions and manage costs related thereto;

•	our substantial debt obligations, our debt service requirements, and our ability to operate our business, pursue business strategies and incur additional debt in the light of covenants contained in our outstanding debt agreements;

•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;

•	changes in domestic or international tax statutes;

•	changes in future subsidiary results;

•	environmental liabilities related to manufacturing activities;

•	our continued access to a stable workforce and favorable labor relations with our employees;

•	the geographical location of a significant portion of the Woodward HRT business in California, which historically has been susceptible to natural disasters;

•	our ability to successfully manage regulatory, tax, and legal matters (including government contracting, product liability, patent, and intellectual property matters);

•	risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates, and changes in the legal and regulatory environments of countries in which we operate; and

•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. Other factors are discussed under “Risk Factors” in our SEC filings and are incorporated by reference.

Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2009. We undertake no obligation to revise or update any forward-looking statements for any reason.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward Governor Company and its consolidated subsidiaries.

Amounts presented in this Quarterly Report on Form 10-Q are in thousands except per share amounts.

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

To provide better focus and alignment of our business segment operations, we moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the quarter ended December 31, 2008 has been recast to reflect the realigned segment structure.

We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.

This discussion should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009, and the Condensed Consolidated Financial Statements and Notes included in this report. Financial information for the acquired HRT business is reflected in our financial statements from the April 3, 2009 acquisition date. As a result of this acquisition, a comparison of results for the three month ended December 31, 2009 to the three months ended December 31, 2008 may not be particularly meaningful.

References to “organic” net sales or net earnings refer to financial information of Woodward businesses excluding the business acquired in the HRT acquisition, which is being integrated into Woodward within the Airframe Systems business segment.

Quarterly Highlights

Net sales for the first quarter of fiscal 2010 were $339,308, which was a decrease of 1.6% from $344,744 for the first quarter of the prior year. Without the effects of foreign currency exchange rates, net sales for the current quarter would have been approximately $9,000 lower, compared to the first quarter of fiscal 2009. Organic net sales were down approximately $63,636 or 18.5% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The acquisition of HRT during fiscal year 2009 contributed $58,200 in sales during the three months ended December 31, 2009.

Net earnings for the first quarter of fiscal 2010 were $22,356, or $0.32 per diluted share, compared to $27,064, or $0.39 per diluted share, for the first quarter of fiscal 2009.

Our focus on generating cash from both operations and working capital continued. Net cash provided by operating activities for the quarter was $61,269 compared to $5,470 for the prior year period, reflecting improvements in inventories, receivables, and lower variable compensation payments compared to the prior year period.

At December 31, 2009, our total assets were $1,616,753, including $76,620 in cash and cash equivalents, and our total debt was $524,704. During the quarter, we reduced our total debt by $47,589 through scheduled and unscheduled repayments. As of December 31, 2009, we had borrowing availability of $222,300 under our $225,000 revolving credit facility, net of outstanding letters of credit. We believe liquidity and cash generation are important to our strategy of self-funding our ongoing operating needs. We also believe that the restructuring actions we implemented in fiscal 2009 have and will continue to generate improved cash flows from operations and that this level of cash generation, together with our existing cash and available borrowings, will adequately support our operations.

Results of Operations

Net Sales

The following table presents the breakdown of consolidated net sales by segment:

	Three Months Ended December 31,
	2009		2008

Segment net sales:
Turbine Systems	$142,416	42%	$156,819	45%
Airframe Systems	91,727	27	52,318	15
Electrical Power Systems	56,803	17	61,842	18
Engine Systems	67,879	20	105,294	31

Total segment net sales	358,825	106	376,273	109
Less intersegment net sales:
Turbine Systems	(2,330)	(1)	(4,537)	(1)
Airframe Systems	(678)	(0)	(658)	(0)
Electrical Power Systems	(7,922)	(2)	(13,925)	(4)
Engine Systems	(8,587)	(3)	(12,409)	(4)

Consolidated net external sales	$339,308	100%	$344,744	100%

Consolidated net external sales decreased by $5,436 or 1.6% for the first three months of fiscal 2010 compared to the same period in fiscal 2009. Details of the changes in consolidated net external sales are as follows:

Consolidated net external sales for the three months ended December 31, 2008	$344,744
Turbine Systems volume changes	(14,554)
Airframe Systems volume changes	(18,811)
Electrical Power Systems volume changes	(3,476)
Engine Systems volume changes	(36,034)
Acquisition of HRT	58,200
Price changes and sales mix	347
Foreign currency	8,892

Consolidated net external sales for the three months ended December 31, 2009	$339,308

Sales volume decreases for each of our business segments were partially offset by sales increases associated with the acquisition of HRT in April 2009. Total organic net sales decreased 18.5% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Intersegment sales primarily reflect contract manufacturing activity across business segments. As part of their component and system offerings, Turbine Systems and Engine Systems sell electronic controls manufactured by Electrical Power Systems. Engine Systems also manufactures certain components of larger systems ultimately sold by Turbine Systems. These intersegment activities have historically increased growth in our Turbine Systems and Engine Systems segments. Further integration of our Airframe Systems segment is also expected to result in the manufacture of additional electronic controls by Electrical Power Systems.

Turbine Systems’ segment net sales (including intersegment sales) were $142,416 for the three months ended December 31, 2009 compared to $156,819 in the same period last year. We believe our experience is consistent with underlying economic market trends, which have been driven by slowing deliveries of new aerospace equipment. The first quarter of fiscal 2010 was the first period of this economic cycle that sales in the industrial gas turbine market declined from the prior year following a period of continued growth in 2009. Year-over-year declines were experienced in both the aerospace and industrial markets, although we experienced a lower rate of change in aerospace markets as compared to the last two quarters of fiscal year 2009.

Airframe Systems’ segment net sales (including intersegment sales) were $91,727 for the three month period ended December 31, 2009 compared to $52,318 in the same period a year ago. On April 3, 2009, we acquired HRT and have been integrating this business into Woodward within our Airframe Systems segment. On August 10, 2009, we sold the F&P product line acquired as part of the HRT acquisition.

Airframe Systems’ organic net sales for the three months ended December 31, 2009 were down $18,791 or 35.9% compared to the three months ended December 31, 2008. The sales decline in the organic business was due primarily to continued production softness in the overall commercial, regional, and business jet OEM markets that, coupled with reduced aftermarket volume resulting from significant declines in passenger and cargo airlines removing planes from service and deferring discretionary maintenance, affected sales of various platforms supplied by Airframe Systems to airframers.

While net sales for HRT were not reported as part of Airframe Systems in the three months ended December 31, 2008, on a comparable basis, HRT net sales of $58,200 were down slightly compared with the prior year. The year-over-year decline was driven mainly by continued overall softness in the commercial, regional, and business jet markets. These decreases in sales volume were partially offset by modest gains in our rotorcraft, military aircraft, and other markets. Aftermarket net sales experienced slight declines due to passenger and cargo carriers removing planes from service, partially offset by moderate increases in the military aftermarket.

Electrical Power Systems’ segment net sales (including intersegment sales) were $56,803 for the three month period ended December 31, 2009, compared to $61,842 in the same period a year ago. Wind converter sales declined in the three months ended December 31, 2009 as compared to the prior year, excluding the effects of foreign currency exchange rates. During the first three quarters of fiscal 2009, Electrical Power Systems experienced growth in demand for wind converters, but saw a significant demand slowdown during the fourth quarter of fiscal 2009. In the first quarter of fiscal 2010, however, net sales increased $3,085 compared to the fourth quarter of fiscal 2009, including the impact of foreign currency exchange rates. Without the effects of foreign currency exchange rates, net sales for the current quarter would have been approximately $6,000 lower, compared to the first three months of fiscal 2009.

Intersegment sales declined $6,003 during the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008, reflecting decreased sales to our other business segments.

Demand for power generation and distribution products was lower during the first quarter of fiscal 2010 compared to the same period last year. Sales of system solutions for stationary power generation supplied by our power solutions business were flat compared to fiscal year 2009. In addition, we saw significant growth during the quarter ended December 31, 2009 in our power station project business where revenues can be somewhat volatile quarter-to-quarter.

Engine Systems’ segment net sales (including intersegment sales) were $67,879 for the three months ended December 31, 2009 compared to $105,294 in the same period a year ago. The lower sales levels were attributable to continued broad declines in demand across the transportation and power generation markets for industrial engines compared to the first quarter of fiscal 2009.

Price changes:  Selling price increases across several products in Turbine Systems and Engine Systems were in response to prevailing market conditions, partially offset by price decreases in Electrical Power Systems.

Foreign currency exchange rates:  Our worldwide sales activities are primarily denominated in the U.S. dollars (“USD”), European Monetary Units (the “Euro”), and Great Britain pounds (“GBP”). As these currencies fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. During the first three months of fiscal 2010, our organic net sales were positively impacted by approximately $9,000 due to changes in foreign currency exchange rates, compared to the same period in the prior year.

Costs and Expenses

The following table presents costs and expenses in relation to net sales:

	Three Months Ended December 31,
		% of Net		% of Net
	2009	Sales	2008	Sales

Net sales	$339,308	100.0%	$344,744	100.0%

Cost of goods sold	$239,552	70.6%	$244,286	70.9%
Selling, general, and administrative expenses	32,835	9.7	32,460	9.4
Research and development costs	18,314	5.4	19,084	5.5
Amortization of intangible assets	9,181	2.7	4,828	1.4
Interest and other income	(464)	(0.1)	(693)	(0.2)
Interest and other expenses	8,400	2.5	6,621	1.9

Consolidated costs and expenses	$307,818	90.7%	$306,586	88.9%

Cost of goods sold as a percent of sales for the three months ended December 31, 2009 decreased to 70.6% from 70.9% in the same period a year ago on lower sales. Correspondingly, gross margins (as measured by net sales less cost of goods sold divided by net sales) increased to 29.4% for the three months ended December 31, 2009, compared to 29.1% for the same period last year, largely as a result of our focus on cost control. During the first three months of fiscal 2010, cost of goods sold increased by approximately $5,000 due to changes in foreign currency exchange rates, compared to the same period in the prior year.

Selling, general, and administrative expenses were essentially flat, but increased as a percent of sales to 9.7% for the three months ended December 31, 2009 as compared to 9.4% in the same period a year ago. Selling, general, and administrative expenses for the three months ended December 31, 2009 increased 1.2% compared with the same period in the prior year, reflecting the addition of the related expenses of the HRT business, partially offset by the impact of cost reduction efforts taken during fiscal 2009.

Research and development costs as a percent of sales were 5.4% for the three month period ended December 31, 2009 compared to 5.5% in the same period a year ago. Research and development costs decreased $770 for the three months ended December 31, 2009 compared to the same period in the prior year. The change reflects the impact of reduced workforce triggered by 2009 restructuring activities, partially offset by the acquisition of HRT. Our research and development activities extend across virtually our entire customer base, and our current level of spending is consistent with our strategy of continuing to invest in future technologies.

Amortization of intangible assets as a percent of sales was 2.7% for the three months ended December 31, 2009 compared to 1.4% in the same period a year ago, reflecting increased amortization expense related to $128,400 of intangible assets acquired in the HRT acquisition in April 2009.

Interest and other expense as a percent of sales was 2.5% for the three months ended December 31, 2009 compared to 1.9% in the same period a year ago, reflecting interest on $220,000 of long-term debt issued in April 2009, which was used primarily to finance the HRT acquisition.

Earnings

The following table presents earnings by segment:

	Three Months Ended
	December 31,
	2009	2008

Segment earnings:
Turbine Systems	$32,074	$33,244
Airframe Systems	2,409	1,801
Electrical Power Systems	7,323	9,166
Engine Systems	3,235	7,586

Total segment earnings	45,041	51,797
Nonsegment expenses	(5,410)	(7,764)
Interest expense and income, net	(8,141)	(5,875)

Consolidated earnings before income taxes	$31,490	$38,158

The following table presents earnings by segment as a percent of segment net sales, including intersegment sales:

	Three Months Ended
	December 31,
	2009	2008

Turbine Systems	22.5%	21.2%
Airframe Systems	2.6%	3.4%
Electrical Power Systems	12.9%	14.8%
Engine Systems	4.8%	7.2%

Organic total segment earnings decreased approximately 24.6% for the three months ended December 31, 2009 as compared to the same period last year.

Turbine Systems’ segment earnings decreased $1,170 or 3.5% in the three month period ended December 31, 2009, as compared to the same period last year due to the following:

Earnings for the three months ended December 31, 2008	$33,244
Sales volume changes	(5,315)
Selling price changes	1,142
Sales mix	988
Changes in variable compensation	(453)
Foreign currency	(148)
Savings related to workforce management	2,300
Other, net	316

Earnings for the three months ended December 31, 2009	$32,074

Turbine Systems’ segment earnings decreased in the first quarter of fiscal 2010 compared to the same period in fiscal 2009 primarily as a result of the decrease in net sales volume. However, our earnings as a percentage of net segment sales in the first quarter improved from the same quarter a year ago, increasing from 21.2% to 22.5%. The sales volume impact was largely offset by the impacts of workforce management and other cost control initiatives taken and a more favorable sales mix. Changes in our selling prices were made in response to prevailing market conditions.

Airframe Systems’ segment earnings increased $608 or 33.8% in the three month period ended December 31, 2009 as compared to the same period last year due to the following:

Earnings for the three months ended December 31, 2008	$1,801
Acquisition of HRT	6,100
Organic sales volume changes	(10,653)
Changes in variable compensation	(383)
Savings related to workforce management	7,321
Other, net	(1,777)

Earnings for the three months ended December 31, 2009	$2,409

Airframe Systems’ segment earnings were $2,409 for the three month period ended December 31, 2009 compared to $1,801 for the same period in the prior year. Non-cash intangible amortization in the three month period ended December 31, 2009 of $7,498 was related to the MPC and HRT acquisitions. Our Airframe Systems integration is expected to contribute to improved profitability, broader control system content, and better aftermarket presence and support. Airframe Systems has begun to realize previously anticipated benefits from cost reduction efforts and the operational integration of the MPC and HRT businesses is proceeding consistently with our expectations.

Organic segment earnings resulted in a loss of $3,691 during the three months ended December 31, 2009 compared to earnings of $1,801 in the same period in the prior year. The decrease in organic earnings was driven primarily by the decrease in sales volumes, partially offset by the impacts of workforce management actions taken during fiscal year 2009 in response to declining sales.

Electrical Power Systems’ segment earnings decreased $1,843 or 20.1% in the three month period ended December 31, 2009 as compared to the same period last year due to the following:

Earnings for the three months ended December 31, 2008	$9,166
Sales volume changes	(3,547)
Sales mix	(318)
Changes in variable compensation	(216)
Foreign currency	608
Savings related to workforce management	717
Other, net	913

Earnings for the three months ended December 31, 2009	$7,323

The decrease in earnings was driven primarily by the decrease in sales volumes, which was primarily due to reduced current market demand for wind turbines, and price changes. This decrease was partially offset by foreign currency exchange rates and savings realized as a result of workforce management actions taken during fiscal year 2009 in response to declining sales.

Engine Systems’ segment earnings decreased $4,351 or 57.4% in the three month period ended December 31, 2009 as compared to the same period last year due to the following:

Earnings for the three months ended December 31, 2008	$7,586
Sales volume changes	(16,022)
Selling price changes	593
Sales mix	2,677
Changes in variable compensation	(331)
Foreign currency	1,105
Decreased infrastructure and overhead related expenses	326
Decrease in freight and duty	1,400
Savings related to workforce management	6,146
Other, net	(245)

Earnings for the three months ended December 31, 2009	$3,235

The decrease in earnings in Engine Systems was primarily the result of lower sales volumes attributable to broad declines in demand across the major end markets for industrial engines. The volume driven earnings decline was partially offset by cost savings related to workforce management activities, reduced infrastructure and overhead spending, and lower freight and duty expenses resulting from lower volumes and lower global fuel costs, all partially offset by the volume driven earnings decline.

Nonsegment expenses for the three months ended December 31, 2009 were $5,410 or 1.6% of net sales, down from $7,764 or 2.3% of net sales in the same period last year. This decline results mainly from reductions in variable compensation as well as cost reduction efforts and lower intercompany profit eliminations. We anticipate that our ongoing rate of spend will be slightly above the spend rate experienced during the three months ended December 31, 2009.

Income taxes were provided at an effective rate on earnings before income taxes of 28.7% for the three month period ended December 31, 2009 compared to 29.0% for the same period last year. The change in the effective tax rate (as a percent of earnings before income taxes) was attributable to the following:

Three Month
Period

Effective tax rate at December 31, 2008	29.0%
Retroactive extension of research credit recorded in fiscal 2009	5.3
Research credit in fiscal 2010 as compared to fiscal 2009	(0.7)
Resolution of tax issue recorded in quarter ended December 31, 2008	3.1
Resolution of tax issue recorded in quarter ended December 31, 2009	(4.0)
Foreign earnings mix	(3.9)
Other changes, net	(0.1)

Effective tax rate at December 31, 2009	28.7%

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $19,065 at December 31, 2009, and $19,783 at September 30, 2009. At December 31, 2009, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $14,910. At this time, we estimate that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $3,335 in the next twelve months through completion of reviews by various worldwide tax authorities.

We recognize interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $3,930 and $3,804 as of December 31, 2009 and September 30, 2009, respectively.

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2002 and forward. Woodward is subject to U.S. Federal income tax examinations for fiscal years 2006 and forward, and is subject to U.S. state income tax examinations for fiscal years 2005 and forward.

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

Historically, we have been able to finance our ongoing businesses, including capital expenditures and product development, with cash flows provided by operating activities. We expect that cash generated from our operating activities will continue to fund our operating needs. In the event we are unable to generate sufficient cash flows from operating activities, we have a revolving credit facility comprised of unsecured financing arrangements with a syndicate of U.S. banks totaling $225,000, with an option to increase the amount to $350,000, subject to the lenders’ participation. In addition, we have various foreign lines of credit tied to net amounts on deposit at certain foreign financial institutions, which are generally reviewed annually for renewal. Historically, we have used borrowings under these foreign lines of credit to finance certain local operations.

During fiscal 2009 we incurred $620,000 of long-term debt in connection with our 2009 acquisitions. Since April 2009, we have made non-scheduled principal prepayments of $98,000, including $29,000 during the first three months of fiscal year 2010. During the first quarter of fiscal 2010, total principal payments on our outstanding debt were $47,589.

At December 31, 2009, we were in compliance with the financial covenants under our existing long-term debt agreements and revolving credit facility.

We believe liquidity and cash generation are important to fund our ongoing operating needs. We also believe that the restructuring and other cost reduction actions we have been taking will continue to generate cash flow from operations and that this level of cash generation, together with our existing cash and available borrowings, will adequately support our operations.

We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities. However, we could be adversely affected if our banks supplying our short-term borrowing requirements refuse to honor their contract commitments, cease lending, or declare bankruptcy. While we believe the lending institutions participating in our credit arrangements are financially capable, events in the global credit markets during fiscal year 2009 and the first quarter of fiscal 2010, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability.

Assets

The following table presents assets by segment:

	December 31,	September 30,
	2009	2009

Turbine Systems	$333,046	$344,789
Airframe Systems	772,237	801,300
Electrical Power Systems	134,003	135,808
Engine Systems	190,919	200,226

Total segment assets	1,430,205	1,482,123
Nonsegment assets	186,548	214,299

Consolidated total assets	$1,616,753	$1,696,422

Turbine Systems’ segment assets decreased $11,743 during the three months ended December 31, 2009, reflecting lower accounts receivable and inventories. Accounts receivable collections exceeded customer billings as a result of the timing of sales and shorter average collection periods. The decrease in inventories reflects the slowing of incoming material and production activities relative to current sales to better align inventories with current sales demand.

Airframe Systems’ segment assets decreased $29,063 during the three months ended December 31, 2009 as a result of lower accounts receivable, inventories, intangible assets, and property, plant, and equipment. The decrease in accounts receivable and inventories is primarily due to lower sales volume. The decrease in intangible assets was due to amortization expense. The decrease in property, plant, and equipment was due to depreciation expense outpacing capital expenditures.

Electrical Power Systems’ segment assets decreased $1,805 during the three months ended December 31, 2009 primarily due to reduced accounts receivable, partially offset by increased property, plant and equipment related to the expansion of operations in Poland.

Engine Systems’ segment assets decreased by $9,307 during the three months ended December 31, 2009 due to lower levels of accounts receivable balances resulting from year-over-year decreases in sales, and lower property, plant and equipment balances which are due primarily to capital expenditures being lower than depreciation expense during the three months ended December 31, 2009.

Nonsegment assets decreased $27,751 during the three months ended December 31, 2009 primarily because of decreases in cash and cash equivalents related to payment of $25,000 in connection with MPC Products’ settlement with the DOJ and payments of long-term debt, partially offset by cash provided by operating activities. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.

Other Balance Sheet Measures

	December 31,	September 30,
	2009	2009

Working capital	$427,907	$434,166
Long-term debt, less current portion	496,155	526,771
Other liabilities	105,649	110,010
Total Stockholders’ equity	730,966	711,515

Working capital (current assets less current liabilities) decreased to $427,907 at December 31, 2009 from $434,166 at September 30, 2009. Lower levels of cash, accounts receivable and inventories were partially offset by reductions in accrued liabilities and the current portion of long-term debt.

Long-term debt, less current portion decreased in the three months ended December 31, 2009 due primarily to scheduled reclassifications of long-term debt to current portion of long-term debt and unscheduled debt prepayments made during the period.

Short-term borrowings: We have a $225,000 revolving credit facility, with an option to increase the amount to $350,000, subject to the lenders’ participation. In addition, we have further short-term borrowing capabilities under various foreign lines of credit tied to net amounts on deposit at certain foreign financial institutions, which are generally reviewed annually for renewal. We use these facilities to meet short-term funding requirements. As of December 31, 2009 and September 30, 2009, no short-term borrowings were outstanding. As of December 31, 2009, we had borrowing availability of $222,300 under our $225,000 revolving credit facility, net of outstanding letters of credit.

Provisions of our short-term and long-term debt agreements include covenants customary to such agreements, including certain cross default provisions, which require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow ratio, and a maximum ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, plus any unusual non-cash charges to the extent deducted in computing net income, minus any unusual non-cash gains to the extent added in computing net income (“EBITDA”). See additional discussion in Notes 11 and 12 to the Condensed Consolidated Financial Statements in “Item 1 — Financial Statements.”

Commitments, contingencies and guarantees at December 31, 2009 include claims, pending or threatened litigation or other legal proceedings, or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workers’ compensation claims, contractual disputes, product warranty claims and alleged violations of various environmental laws. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

Woodward is partially self-insured in the U.S. for healthcare and workers’ compensation up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities.

While the outcome of pending claims and proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these claims and proceedings will not have a material adverse effect on our liquidity, financial condition, or results of operations.

In addition, MPC Products, one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005, and related administrative actions by the DOD. In October 2009, MPC Products reached an agreement with the DOJ to resolve the criminal and civil claims related to the investigation. As part of the settlement of the civil claims, MPC Products paid approximately $22,500 in compensation. The civil settlement was approved by the

United States District Court for the Northern District of Illinois (the “District Court”) on October 7, 2009. In connection with the settlement of the criminal claims, on November 4, 2009, MPC Products pled guilty to one count of wire fraud related to its pre-June 2005 government contract pricing practices, and paid a fine of $2,500. Pursuant to the plea agreement, MPC Products was also placed on probation for two years. The criminal case plea agreement and sentencing were approved by the District Court in November 2009, concluding the DOJ’s investigation of these matters.

On October 7, 2009, Woodward and MPC Products entered into a three-year administrative agreement with the DOD. The administrative agreement lifted a suspension, which was in place from July 8, 2009 until October 7, 2009, of MPC Products from receiving new government contracts. Accordingly, MPC Products is again fully eligible to bid, receive and perform on U.S. government contracts. The administrative agreement requires, among other things, that Woodward and its affiliates, including MPC Products, implement certain enhancements to existing ethics and compliance programs and make periodic reports to the DOD. Woodward and its affiliates have been implementing these enhancements and furnishing reports as required by the administrative agreement.

The purchase price Woodward paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above. Payment of this amount during the three months ended December 31, 2009 is reflected as an investing activity in the Condensed Consolidated Statement of Cash Flows.

In the event of a change in control of Woodward, as defined in change-in-control severance agreements with our current corporate officers, we may be required to pay termination benefits to such officers. We believe the change-in-control agreements are appropriate to enable our executives to remain focused on running the business, and to protect the value of the Company by retaining key talent, in the event of a change in control. We further believe that change in control agreements are necessary to help ensure actions and behaviors that are aligned with and in the best interests of a company’s stockholders in the event of a change of control and to facilitate a smooth transition.

Stockholders’ equity increased by $19,451 in the three month period ended December 31, 2009, primarily due to net earnings during the period, which were partially offset by cash dividend payments to stockholders.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pensions, and retirement healthcare. These contractual obligations are summarized and discussed more fully in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009.

Cash Flows

Cash flows were as follows:

	Three Months Ended
	December 31,
	2009	2008

Net cash provided by operating activities	$61,269	$5,470
Net cash used in investing activities	(33,914)	(377,364)
Net cash provided by (used in) financing activities	(50,594)	360,597
Effect of exchange rate changes on cash and cash equivalents	(1,004)	(1,016)

Net change in cash and cash equivalents	(24,243)	(12,313)
Cash and cash equivalents at beginning of period	100,863	109,833

Cash and cash equivalents at end of period	$76,620	$97,520

Net cash flows provided by operating activities increased by $55,799 for the three month period compared to the same period last year, driven mainly by strong collections on accounts receivable, lower cash payments for variable compensation programs and reduced inventory levels, compared to the first quarter of 2009.

As credit and the economy have tightened during fiscal year 2009 and the first quarter of fiscal 2010, we continue to believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe the restructuring and other cost reduction actions we have taken during fiscal year 2009 and the first quarter of fiscal 2010 will permit us to continue to generate adequate cash flow from operations. We believe that this level of cash generation, together with our existing cash and available borrowings, will adequately support our operations.

Net cash flows used in investing activities decreased by $343,450 compared to the same period last year. During the three months ended December 31, 2008, we completed two acquisitions which used $369,043 of cash. During the three months ended December 31, 2009 we paid $25,000 to the DOJ to settle a liability assumed in the MPC acquisition. The purchase price we paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition to account for this contingent liability.

Capital expenditures increased by $475 during the three months ended December 31, 2009 to $8,980, compared to $8,505 during the same period last year. We intend to remain focused on our low cost strategy, continuing our expansion in Poland. Future capital expenditures are expected to be funded through cash flows from operations, borrowings under our revolving credit facility and available foreign lines of credit.

Net cash flows provided by (used in) financing activities decreased by $411,191 during the three months ended December 31, 2009 compared to the same period last year. During the three months ended December 31, 2008, we issued $400,000 of long-term debt, which was used primarily to finance business acquisitions. During the three months ended December 31, 2009, we reduced outstanding debt by $47,589, including unscheduled prepayments of $29,000.

As a result of the decreases in outstanding current and long-term debt during the three months ended December 31, 2009, our debt to total capitalization ratio decreased to 41.8% as of December 31, 2009 compared to 44.6% as of September 30, 2009.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2009 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009, include estimates for revenue recognition, purchase accounting, inventory valuation, postretirement benefit obligations, reviews for impairment of goodwill, and our provision for income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

Our management discusses the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors at least annually.

Market Risks

In the normal course of business, we have exposures to interest rate risk from our long-term debt and foreign currency exchange rate risk related to our foreign operations and foreign currency transactions. We are also exposed to various market risks that arise from transactions entered into in the normal course of business related to items such as the cost of raw materials and changes in inflation. Certain contractual relationships with customers and vendors mitigate risks from changes in raw material costs and foreign currency exchange rate changes that arise from normal purchasing and normal sales activities.

Our market risks are discussed more fully in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009.

New accounting standards

Accounting changes and recently adopted accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial and nonfinancial assets and liabilities that are measured at fair value. In February 2008, the FASB issued authoritative guidance which delayed the effective date of this guidance for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. On October 1, 2008, we adopted the measurement and disclosure impact of this guidance with respect to financial assets and liabilities. On October 1, 2009, we adopted the measurement and disclosure of fair value with respect to non-financial assets and liabilities. This guidance did not change existing guidance on whether or not an instrument is carried at fair value. The adoption had no impact on our financial position and results of operations and required no additional disclosures in our Condensed Consolidated Financial Statements.

In November 2007, the FASB issued authoritative guidance to address accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement. Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to pre-existing accounting standards. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature. Other detailed information related to the collaborative arrangement is also required to be disclosed. The requirements under this guidance must be applied to collaborative arrangements in existence at the beginning of our fiscal 2010 using a modified version of retrospective application. We are currently not a party to significant collaborative arrangement activities, as defined by this guidance, and therefore, the adoption of this guidance had no impact on our Condensed Consolidated Financial statements.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, and with limited exceptions, acquisition-related costs will generally be expensed as incurred. This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. This guidance must be applied prospectively to business combinations that are consummated on or after October 1, 2009. Accordingly, we will record and disclose business combinations under the revised standard for any transactions consummated on or after October 1, 2009. In addition, adjustments of certain income tax balances related to acquired deferred assets, including those acquired prior to the adoption of this new authoritative guidance, will be reported as an increase or decrease to income tax expense. Accordingly, we will record adjustments of certain income tax balances under the revised authoritative guidance beginning October 1, 2009.

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported in the Condensed Consolidated Balance Sheets within stockholders’ equity, but separate from our stockholders’ equity. This guidance also requires consolidated net earnings and comprehensive earnings to include the amounts attributable to both the parent and the noncontrolling interest. We adopted this guidance effective October 1, 2009. This guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in fiscal 2010, except for the presentation and disclosure requirements, which has been applied retrospectively for all periods presented. Accordingly, the following have been retrospectively adjusted: our Condensed Consolidated Statement of Earnings for the three months ended December 31, 2008, our Condensed Consolidated Balance Sheet as of September 30, 2009, our Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2008, our Condensed Consolidated Statement of Stockholders’ Equity for the three months ended December 31, 2008, accumulated other comprehensive earnings for the three months ended December 31, 2008 as presented in Note 18, and total comprehensive earnings for the three months ended December 31, 2008 as presented in Note 19 in Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In April 2008, the FASB issued authoritative guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and to require additional disclosures. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. We adopted this guidance as of October 1, 2009. The adoption of this guidance had no impact on our Condensed Consolidated Financial Statements.

In November 2008, the FASB issued authoritative guidance regarding the accounting for defensive intangible assets. Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions. While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity. This guidance requires defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets to be based on the period over which the assets will directly or indirectly affect the entity’s cash flows. We will record and disclose defensive intangible assets under the revised standard for transactions consummated, if any, on or after October 1, 2009.

In November 2008, the FASB issued authoritative guidance addressing whether securities granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. This guidance became effective for us on October 1, 2009. Upon the adoption of this guidance all outstanding restricted stock, which are participating securities, are considered in the calculation of both the basic and fully diluted earnings per share calculations in our Condensed Consolidated Financial Statements. The effects of this change are required to be applied retrospectively. Accordingly, the historical earnings per share presented have been recast to reflect the retrospective application of this guidance.

In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards. This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This guidance became effective for assets or liabilities arising from contingencies in business combinations that are consummated on or after October 1, 2009. Accordingly, we will record and disclose assets acquired and liabilities assumed in business combinations that arise from contingencies under the revised standard for any transactions consummated on or after October 1, 2009.

Issued but not yet effective accounting standards:

In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The required disclosures must be provided for fiscal years ending after December 15, 2009 (our fiscal 2010 year-end). These disclosures will be presented in our Consolidated Financial Statements for the year ended September 30, 2010. Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. We do not expect this guidance to have a significant impact on our September 30, 2010 Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance becomes effective for our fiscal year 2011 and interim reporting periods thereafter. We do not expect this guidance to have a material impact on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance will be effective for fiscal years beginning after November 15, 2009 (our fiscal year 2011). We are currently assessing the impact that this guidance may have on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. This guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for Woodward). We expect to adopt the guidance as of October 1, 2010. We are currently assessing the impact this guidance may have on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements. The revised guidance provides that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605. In addition, the guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for Woodward). We expect to adopt the guidance as of October 1, 2010. We are currently assessing the impact this guidance may have on our Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we have exposures to interest rate risk from our long-term debt, and foreign currency exchange rate risk related to our foreign operations and foreign currency transactions. We are also exposed to various market risks that arise from transactions entered into in the normal course of business related to items such as the cost of raw materials and changes in inflation. Certain contractual relationships with customers and vendors mitigate risks from changes in raw material costs and foreign currency exchange rate changes that arise from normal purchasing and normal sales activities.

These market risks are discussed more fully in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Furthermore, there have been no changes in our internal control over financial reporting, except as discussed below, during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management included the internal controls of MPC in its assessment of the effectiveness of Woodward’s internal controls over financial reporting, beginning in the first quarter of fiscal year 2010. Beginning in the third quarter of fiscal year 2010, management will include the internal controls of HRT in its assessment of the effectiveness of Woodward’s internal controls over financial reporting. MPC and HRT were acquired in the prior fiscal year and were excluded from management’s annual report on internal control over financial reporting for the fiscal year ended September 30, 2009, in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses. MPC and HRT will be included in management’s annual report on internal control over financial reporting for the fiscal year ending September 30, 2010. We considered the results of our pre-acquisition due diligence activities, the continuation by HRT of its established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities as part of our overall evaluation of disclosure controls and procedures as of December 31, 2009. The objectives of HRT’s established internal control over financial reporting are consistent, in all material respects, with Woodward’s objectives. However, we believe the design of HRT’s established internal control over financial reporting is sufficiently different from Woodward’s overall design to conclude that Woodward’s internal control over financial reporting materially changed during the quarter in which we completed our acquisition of HRT, which was the quarter ended June 30, 2009. We are in the process of completing a more complete review of HRT’s internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Woodward. The financial statements of HRT constitute 22.1% of total assets and 17.2% of total net sales in Woodward’s Condensed Consolidated Financial Statements as of and for the three months ended December 31, 2009.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workers’ compensation claims, contractual disputes, product warranty claims and alleged violations of various environmental laws. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

While the outcome of pending claims and proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these claims and proceedings will not have a material adverse effect on our liquidity, financial condition, or results of operations.

In addition, MPC Products, one of our subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005, and related administrative actions by the DOD. In October 2009, MPC Products reached an agreement with the DOJ to resolve the criminal and civil claims related to the investigation. As part of the settlement of the civil claims, MPC Products paid approximately $22,500 in compensation. The civil settlement was approved by the District Court on October 7, 2009. In connection with the settlement of the criminal claims, on November 4, 2009, MPC Products pled guilty to one count of wire fraud related to its pre-June 2005 government contract pricing practices, and paid a fine of $2,500. Pursuant to the plea agreement, MPC Products was also placed on probation for two years. The criminal case plea agreement and sentencing were approved by the District Court in November 2009, concluding the DOJ’s investigation of these matters.

On October 7, 2009, Woodward and MPC Products entered into a three-year administrative agreement with the DOD. The administrative agreement lifted a suspension, which was in place from July 8, 2009 until October 7, 2009, of MPC Products from receiving new government contracts. Accordingly, MPC Products is again fully eligible to bid, receive and perform on U.S. government contracts. The administrative agreement requires, among other things, that Woodward and its affiliates, including MPC Products, implement certain enhancements to existing ethics and compliance programs and make periodic reports to the DOD. Woodward and its affiliates have been implementing these enhancements and furnishing reports as required by the administrative agreement.

The purchase price we paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above.

Item 1A.  Risk Factors

Investment in our securities involves risk.  An investor or potential investor should consider the risks summarized in “Item 1A. Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2009, when making investment decisions regarding our securities. The risk factors that were disclosed in our Form 10-K have not materially changed since the date our Form 10-K was filed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

Sales of common stock issued from treasury to one of our directors during the first quarter of fiscal 2010 consisted of the following:

	Total Shares	Consideration
	Sold	Received
(In thousands)

October 1, 2009 through October 31, 2009	—	$—
November 1, 2009 through November 30, 2009	519	12
December 1, 2009 through December 31, 2009	—	—

The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(b)	Issuer Purchases of Equity Securities

Maximum
Number (or
			Total Number	Approximate
			of Shares	Dollar Value)
			Purchased as	of Shares that
			Part of	may yet be
			Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid per Share	Programs	Programs(1)
(In thousands)

October 1, 2009 through October 31, 2009	$—	$—	—	$168,075
November 1, 2009 through November 30, 2009	—	—	—	168,075
December 1, 2009 through December 31, 2009(2)	897	25.77	—	168,075

(1)	During September 2007, the Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or privately negotiated transactions over a three-year period that will end in October 2010.

(2)	The Woodward Governor Company Executive Benefit Plan, which is a separate legal entity, acquired shares of common stock on the open market related to the reinvestment of dividends for treasury stock shares under our deferred compensation plan.

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

WOODWARD GOVERNOR COMPANY

/s/  Thomas A. Gendron
Thomas A. Gendron
Chief Executive Officer and President
(Principal Executive Officer)

Date: January 20, 2010

/s/  Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: January 20, 2010

WOODWARD GOVERNOR COMPANY

EXHIBIT INDEX

Exhibit
Number	Description:

10.1	Form of Change in Control Agreement for the Company’s principal executive officer and principal financial officer (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2009 and incorporated herein by reference).
10.2	Form of Change in Control Agreement for the Company’s named executive officers other than the Company’s principal executive officer and principal financial officer (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 18, 2009 and incorporated herein by reference).
31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.
31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.
32.1	Section 1350 certifications, filed as an exhibit.