Form 10-Q
period 2010-03-31
WOODWARD GOVERNOR CO
filed 2010-04-23
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 20, 2010, 68,474,778 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(as recast, Note 2)		(as recast, Note 2)

Net sales	$349,352	$334,661	$688,660	$679,405
Costs and expenses:
Cost of goods sold	244,316	235,539	483,868	479,825
Selling, general and administrative expenses	34,130	29,093	66,965	61,553
Research and development costs	19,698	18,796	38,012	37,880
Amortization of intangible assets	8,655	5,055	17,836	9,883
Restructuring and other charges	—	15,159	—	15,159
Interest expense	7,324	6,707	15,575	13,244
Interest income	(120)	(221)	(230)	(883)
Other income	(473)	(338)	(827)	(369)
Other expense	4	16	153	100

Total costs and expenses	313,534	309,806	621,352	616,392

Earnings before income taxes	35,818	24,855	67,308	63,013
Income taxes	(11,642)	(6,333)	(20,686)	(17,388)

Net earnings	24,176	18,522	46,622	45,625
Net earnings attributable to noncontrolling interests	(108)	(48)	(198)	(87)

Net earnings attributable to Woodward	$24,068	$18,474	$46,424	$45,538

Comprehensive Earnings (Note 19):
Comprehensive earnings attributable to Woodward	$14,005	$7,895	$33,788	$27,818
Comprehensive earnings (losses) attributable to noncontrolling interests	149	(33)	281	(44)

Comprehensive earnings	$14,154	$7,862	$34,069	$27,774

Earnings per share (Note 6):
Basic earnings per share attributable to Woodward	$0.35	$0.27	$0.68	$0.67
Diluted earnings per share attributable to Woodward	$0.34	$0.27	$0.66	$0.66

Weighted Average Common Shares Outstanding (Note 6):
Basic	68,436	67,824	68,398	67,810
Diluted	69,876	68,832	69,830	69,067
Cash dividends per share	$0.060	$0.060	$0.120	$0.120
See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2010	September 30, 2009
		(as recast, Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$72,560	$100,863
Accounts receivable, less allowance for losses of $2,283 and $2,660, respectively	195,837	209,626
Inventories	291,600	302,339
Income taxes receivable	13,196	16,302
Deferred income tax assets	38,054	45,413
Other current assets	22,612	21,701

Total current assets	633,859	696,244
Property, plant and equipment, net	196,899	208,885
Goodwill	437,928	442,802
Intangible assets, net	309,322	327,773
Deferred income tax assets	7,248	8,200
Other assets	13,082	12,518

Total assets	$1,598,338	$1,696,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—
Current portion of long-term debt	18,522	45,569
Accounts payable	91,446	81,108
Income taxes payable	6,055	8,084
Accrued liabilities	103,950	127,317

Total current liabilities	219,973	262,078
Long-term debt, less current portion	445,137	526,771
Deferred income tax liabilities	83,130	86,048
Other liabilities	106,641	110,010

Total liabilities	854,881	984,907

Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 share authorized, 72,960 shares issued and outstanding	106	106
Additional paid-in capital	77,428	73,197
Accumulated other comprehensive earnings (losses)	(2,507)	10,129
Deferred compensation	4,715	4,904
Retained earnings	779,722	741,505

	859,464	829,841

Treasury stock at cost, 4,487 shares and 4,621 shares, respectively	(113,629)	(115,478)
Treasury stock held for deferred compensation, at cost, 365 shares and 389 shares, respectively	(4,715)	(4,904)

Total Woodward stockholders’ equity	741,120	709,459

Noncontrolling interest in consolidated subsidiary (Note 2)	2,337	2,056

Total stockholders’ equity	743,457	711,515

Total liabilities and stockholders’ equity	$1,598,338	$1,696,422

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2010	2009
		(as recast, Note 2)
Cash flows from operating activities
Net earnings	$46,622	$45,625
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,994	28,358
Net loss on sales of assets	57	634
Stock-based compensation	3,883	3,145
Excess tax benefits from stock-based compensation	(541)	(211)
Deferred income taxes	7,528	6,810
Reclassification of unrealized losses on derivatives to earnings	141	72
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	10,517	9,376
Inventories	8,330	(12,999)
Accounts payable and accrued liabilities	15,933	(28,318)
Current income taxes	2,027	6,821
Other	(6,510)	(7,487)

Net cash provided by operating activities	125,981	51,826

Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(14,136)	(15,354)
Proceeds from sales of property, plant and equipment	246	188
Business acquisitions, net of cash acquired	(25,000)	(369,065)
Proceeds from working capital adjustment on disposal of F&P product line	660	—

Net cash used in investing activities	(38,230)	(384,231)

Cash flows from financing activities:
Cash dividends paid	(8,207)	(8,136)
Proceeds from sales of treasury stock	1,655	888
Excess tax benefits from stock compensation	541	211
Proceeds from issuance of long-term debt	—	400,000
Borrowings on revolving lines of credit and short-term borrowings	32,715	31,853
Payments on revolving lines of credit and short-term borrowings	(32,715)	(35,884)
Payments of long-term debt	(108,569)	(12,850)
Payments of long-term debt assumed in MPC acquisition	—	(18,610)
Payment for cash flow hedge	—	(1,308)
Debt issuance costs	—	(3,081)

Net cash provided by (used in) financing activities	(114,580)	353,083

Effect of exchange rate changes on cash and cash equivalents	(1,474)	(3,638)

Net change in cash and cash equivalents	(28,303)	17,040
Cash and cash equivalents at beginning of period	100,863	109,833

Cash and cash equivalents at end of period	$72,560	$126,873

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Stockholders’ equity attributable to Woodward
			Accumu-				Treasury	Noncon-
			lated				stock	trolling
			other				held for	interest in
		Additional	compre-	Deferred		Treasury	deferred	consol-
	Common	paid-in	hensive	compen-	Retained	stock at	compen-	idated
	stock	capital	earnings	sation	earnings	cost	sation	subsidiary	Total

Balances as of September 30, 2009	$106	$73,197	$10,129	$4,904	$741,505	$(115,478)	$(4,904)	$2,056	$711,515
Net earnings	—	—	—	—	46,424	—	—	198	46,622
Cash dividends	—	—	—	—	(8,207)	—	—	—	(8,207)
Sale of Treasury Stock	—	(215)	—	—	—	1,809	—	—	1,594
Tax benefit attributable to exercise of stock options	—	541	—	—	—	—	—	—	541
Stock-based compensation	—	3,883	—	—	—	—	—	—	3,883
Purchase of stock by deferred compensation plan	—	22	—	119	—	40	(119)	—	62
Distribution of stock from deferred compensation plan	—	—	—	(308)	—	—	308	—	—
Foreign currency translation adjustments, net	—	—	(12,971)	—	—	—	—	83	(12,888)
Reclassification of unrecognized losses on derivatives to earnings, net	—	—	87	—	—	—	—	—	87
Minimum post-retirement benefits liability adjustments, net	—	—	248	—	—	—	—	—	248

Balances as of March 31, 2010	$106	$77,428	$(2,507)	$4,715	$779,722	$(113,629)	$(4,715)	$2,337	$743,457

Balances as of September 30, 2008	$106	$68,520	$20,485	$5,283	$663,442	$(122,759)	$(5,283)	$2,622	$632,416
Net earnings	—	—	—	—	45,538	—	—	87	45,625
Cash dividends	—	—	—	—	(8,136)	—	—	—	(8,136)
Sale of Treasury Stock	—	(489)	—	—	—	703	—	—	214
Tax benefit attributable to exercise of stock options	—	211	—	—	—	—	—	—	211
Stock-based compensation	—	3,145	—	—	—	—	—	—	3,145
Purchase of stock by deferred compensation plan	—	304	—	708	—	369	(708)	—	673
Distribution of stock from deferred compensation plan	—	—	—	(862)	—	—	862	—	—
Foreign currency translation adjustments, net	—	—	(17,162)	—	—	—	—	(131)	(17,293)
Reclassification of unrecognized losses on derivatives to earnings, net	—	—	44	—	—	—	—	—	44
Payments for cash flow hedge, net of deferred tax	—	—	(811)	—	—	—	—	—	(811)
Minimum post-retirement benefits liability adjustments, net	—	—	209	—	—	—	—	—	209

Balances as of March 31, 2009	$106	$71,691	$2,765	$5,129	$700,844	$(121,687)	$(5,129)	$2,578	$656,297

See accompanying Notes to Consolidated Financial Statements.

Woodward Governor Company
Note to Condensed Consolidated Financial Statements (Unaudited)
(Ammounts in thousands, except per share amounts)
Note 1. Basis of presentation and nature of operations
Basis of presentation
The Condensed Consolidated Financial Statements of Woodward Governor Company (“Woodward” or the “Company”) as of March 31, 2010 and for the three and six months ended March 31, 2010 and 2009, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2010, and the results of operations and cash flows for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2009 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, adjusted to reflect the October 1, 2009 adoption of authoritative guidance relative to accounting and reporting standards for the noncontrolling interest in a subsidiary and authoritative guidance relative to inclusion of participating securities in the calculation of earnings per share, as discussed in Note 2, New accounting standards. The results of operations for the three and six month periods ended March 31, 2010 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.
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
Nature of operations
Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions for commercial and military aircraft and ground vehicles, turbines, reciprocating engines, and electrical power system equipment. Woodward’s innovative fluid energy, combustion control, electrical energy and motion control systems help customers offer cleaner, more reliable and more cost-effective equipment. Leading original equipment manufacturers use Woodward’s products and services in the aerospace, power generation and distribution and transportation markets.
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

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
On April 3, 2009, Woodward acquired all of the outstanding capital stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business (collectively “HRT”). HR Textron Inc. became a wholly owned subsidiary of Woodward and was renamed Woodward HRT, Inc. following the consummation of the acquisition. HRT has been integrated into Woodward within its Airframe Systems business segment.
On August 10, 2009, Woodward HRT sold the Fuel and Pneumatics product line (the “F&P product line”) originally acquired by Woodward in April 2009 as part of the HRT acquisition.
Additional information about the acquisition of HRT and the sale of the F&P product line is included in Note 4, Business acquisitions and dispositions.
To provide better focus and alignment of its business segment operations, Woodward moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the three and six month periods ended March 31, 2009 has been recast to reflect the realigned segment structure.
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
In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, and with limited exceptions, acquisition-related costs will generally be expensed as incurred. This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. This guidance must be applied prospectively to business combinations that are consummated on or after October 1, 2009. Accordingly, Woodward will record and disclose business combinations under the revised standard for any transactions consummated on or after October 1, 2009. In addition, adjustments of certain income tax balances related to acquired deferred assets, including those acquired prior to the adoption of this new authoritative guidance, will be reported as an increase or decrease to income tax expense. Accordingly, Woodward has recorded adjustments of certain income tax balances under the revised authoritative guidance beginning October 1, 2009.

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported in the Condensed Consolidated Balance Sheets within stockholders’ equity, but separate from the parent’s stockholders’ equity. This guidance also requires consolidated net earnings and comprehensive earnings to include the amounts attributable to both the parent and the noncontrolling interest. Woodward adopted this guidance effective October 1, 2009. This guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in fiscal 2010, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. Accordingly, the following have been retrospectively adjusted: the Condensed Consolidated Statement of Earnings for the three and six months ended March 31, 2009, the Condensed Consolidated Balance Sheet as of September 30, 2009, the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2009, the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended March 31, 2009, accumulated other comprehensive earnings for the six months ended March 31, 2009 as presented in Note 18, Accumulated other comprehensive earnings, and total comprehensive earnings for the three and six months ended March 31, 2009 as presented in Note 19, Total comprehensive earnings. In accordance with the authoritative guidance, Woodward’s Consolidated Financial Statements have been recast from amounts previously reported as follows:

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

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)

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

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Issued but not yet effective accounting standards:
In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The required disclosures must be provided for fiscal years ending after December 15, 2009 (Woodward’s fiscal 2010, the anticipated period of adoption). These disclosures will be presented in Woodward’s Consolidated Financial Statements for the year ended September 30, 2010. Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. Woodward does not expect this guidance to have a significant impact on its September 30, 2010 Consolidated Financial Statements.
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
In October 2009, the FASB issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change, which will likely result in the requirement to separate more deliverables within an arrangement, relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. This guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for Woodward). Woodward expects to adopt the guidance as of October 1, 2010. Woodward is currently assessing the impact this guidance may have on its Condensed Consolidated Financial Statements.
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

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Note 3. Supplemental statements of cash flows information
Supplemental cash flow information follows:

	Six Months Ended
	March 31,
	2010	2009
Interest expense paid	$15,609	$5,699
Income taxes paid	17,285	8,887
Income tax refunds received	8,691	2,788
Non-cash investing activities:
Long-term debt assumed in business acquisition	—	18,610
Purchases of property, plant and equipment on account	629	899
Sales of assets on account	—	410
MPC Products Corporation (“MPC Products”), one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the Department of Justice (“DOJ”) regarding certain of its government contract pricing practices prior to June 2005. In fiscal 2010, MPC Products settled the criminal and civil claims related to the DOJ’s investigation and paid approximately $22,500 in compensation and a fine of $2,500. The purchase price Woodward paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above. Payment of this amount during the six months ended March 31, 2010 is reflected as an investing activity in the Condensed Consolidated Statement of Cash Flows.
Note 4. Business acquisitions and dispositions
Woodward has recorded the HRT acquisition described below using the purchase method of accounting and, accordingly, has included the results of operations of the acquired business in its consolidated results as of the date of the acquisition. In accordance with authoritative accounting guidance for business combinations in effect during its fiscal year 2009, the purchase price for this acquisition is allocated to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess purchase price over the respective fair values of assets is recorded as goodwill. Goodwill is not amortized under U.S. GAAP but is tested for impairment at least annually (see Note 9, Goodwill). The goodwill resulting from the HRT acquisition is tax deductible.
HRT acquisition
On April 3, 2009, Woodward acquired all of the outstanding stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business, for approximately $380,749.
HRT provides advanced technology, engineering development, and manufacturing of mission-critical actuation systems and controls for aircraft, turbine engines, weapons and combat vehicles. It is recognized for hydraulic and electric primary flight control actuation products, including electro-mechanical actuation systems for unmanned combat air vehicles and weapons, such as the Joint Direct Attack Munitions (“JDAM”) and the AIM-9X Sidewinder; hydraulic and electric flight controls for fixed and rotor wing aircraft; servovalves for global aerospace; and turret controls and stabilization systems for the U.S. M1 Abrams Main Battle Tank and other armored vehicles worldwide. HRT has been integrated into Woodward within its Airframe Systems business segment.

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
The purchase price for the HRT acquisition is as follows:

Cash paid to owners	$377,660
Cash acquired	(11)
Direct transaction costs	3,100

Total purchase price	$380,749

During the first six months of fiscal 2010, the estimated fair values of the acquired current assets were increased by $1,234, the accrued restructuring charges were increased by $1,834, and other the current liabilities were decreased by $2,660 to reflect updated estimates of fair values of assets acquired and liabilities assumed as of April 3, 2009.
The allocation of the purchase price to the assets acquired and liabilities assumed was finalized as of March 31, 2010. The following table summarizes estimated fair values of the assets acquired and liabilities assumed on April 3, 2009, the date of the HRT acquisition, including accrued restructuring charges:

Current assets	$115,707
Property, plant, and equipment	41,926
Goodwill	142,699
Intangible assets	128,400
Other assets	13

Total assets acquired	428,745

Other current liabilities	19,515
Accrued restructuring charges	9,334
Postretirement benefits	13,077
Other noncurrent liabilities	6,070

Total liabilities assumed	47,996

Net assets acquired	$380,749

A summary of the intangible assets acquired, weighted average useful lives and amortization methods follows:

		Weighted
		Average	Amortization
	Amount	Useful Life	Method
Customer relationships	$70,900	15 years	Accelerated
Process technology	29,000	15 years	Accelerated
Product software	4,200	20 years	Accelerated
Backlog	21,900	5 years	Accelerated
Favorable lease contracts	1,400	7 years	Straight Line
Non-compete agreements	1,000	3 years	Straight Line

Total	$128,400	13 years

Accelerated amortization is calculated based on the pattern of estimated future economic benefits of the related intangible assets.
HRT’s favorable lease contracts relate to a facility that Woodward has determined will be vacated in late calendar year 2010, when the unamortized cost of the asset is expected to be $1,050. This amount is included in the accrued restructuring charges assumed in connection with the HRT acquisition.
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

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
In connection with the HRT acquisition, Woodward assumed certain defined benefit pension obligations contingent upon transfer of related pension plan assets. In September 2009, the trustee of the related Textron-sponsored defined benefit plan transferred $46,788 to the Woodward HRT Plan. An additional $1,019 was transferred by the Textron sponsored defined benefit plan to the Woodward HRT Plan in October 2009 and was recorded as a Woodward HRT Plan receivable as of September 30, 2009.
The results of HRT’s operations are included in Woodward’s Consolidated Statements of Earnings as of April 3, 2009.
On August 10, 2009, Woodward HRT sold the F&P product line for $48,000. During the quarter ended March 31, 2010, Woodward received an additional $660 related to working capital adjustments typical in such transactions. The F&P product line provided a variety of off-turbine fuel management and pneumatic actuation components to producers of military and commercial aircraft and helicopters, as well as their suppliers.
Pro forma results for Woodward giving effect to the HRT acquisition, excluding the F&P product line
The following unaudited pro forma financial information presents the combined results of operations of Woodward and HRT as if the acquisition had occurred as of the beginning of fiscal year 2009. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of fiscal year 2009. The unaudited pro forma financial information combines the historical results of Woodward with the historical results of HRT for that period but excludes the historical results of the F&P product line.
Prior to the HRT acquisition by Woodward, HRT was a wholly owned subsidiary of Textron Inc., and as such was not a stand-alone entity, for financial reporting purposes. Accordingly, the historical operating results of HRT may not be indicative of the results that might have been achieved, historically or in the future, if HRT had been a stand-alone entity. The unaudited pro forma results for the three and six month periods ended March 31, 2009 include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for stock options issued, adjustments for depreciation expense for property, plant, and equipment, adjustments to interest expense, adjustments for estimated general and administrative costs for HRT’s historical management and administrative structure and functions, disposal of the F&P product line, and related tax effects.
The unaudited pro forma results for the three and six months ended March 31, 2009 compared to the actual results reported in these Condensed Consolidated Financial Statements follow:

	Three Months Ended		Six Months Ended
	March 31, 2009		March 31, 2009
	As reported	Pro forma	As reported	Pro forma
Revenue	$334,661	$385,260	$679,405	$791,269
Net earnings	18,522	16,850	45,625	44,924
Earnings per share:
Basic	$0.27	$0.25	$0.67	$0.66
Diluted	0.27	0.25	0.66	0.65
Note 5. Income taxes
U.S. GAAP requires that the interim period tax provision be determined as follows:
•	At the end of each quarter, Woodward estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.
The estimated annual effective rate is applied to the year to date “ordinary” income at the end of each quarter to compute the year to date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year to date and the prior quarter year-to-date computations.
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

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
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
The following table sets out the tax expense and the effective tax rate for Woodward’s income from operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Earnings before income taxes	$35,818	$24,855	$67,308	$63,013
Income tax expense	11,642	6,333	20,686	17,388
Effective tax rate	32.5%	25.5%	30.7%	27.6%
The effective tax rates in both the six months ended March 31, 2010 and the six months ended March 31, 2009 benefited from favorable resolutions of tax matters of $1,760 and $3,422, respectively.
The total amount of the gross liability for worldwide unrecognized tax benefits was $19,141 at March 31, 2010 and $19,783 at September 30, 2009.
The amounts of unrecognized tax benefits that would impact Woodward’s effective tax rate if recognized, net of expected offsetting benefits, were $15,461 at March 31, 2010 and $15,550 at September 30, 2009. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $3,460 in the next twelve months through completion of reviews by various worldwide tax authorities and completion of internal revaluation assessments.
Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $4,475 as of March 31, 2010 and $3,804 as of September 30, 2009.
Woodward’s tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2003 and forward. Woodward is subject to U.S. Federal income tax examinations for fiscal years 2006 and forward and is subject to U.S. state income tax examinations for fiscal years 2005 and forward.
The U.S. research tax credit expired as of December 31, 2009. The U.S. Congress is considering legislation to provide a one-year, retroactive extension, however as of March 31, 2010, the expired tax credit has not been reinstated. Accounting guidance requires Woodward to use the tax law in effect at the balance sheet date. Accordingly, the calculation of its fiscal 2010 income tax provision does not reflect any assumed benefit from the research tax credit for the nine months ended September 30, 2010. In the event that the research tax credit is enacted in some form in future periods, Woodward will account for that change in the tax law at that time.
Woodward does not expect the Patient Protection and Affordable Care Act to impact its income tax expense in fiscal 2010 or thereafter.
Note 6. Earnings per share
Basic earnings per share attributable to Woodward is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period.
Diluted earnings per share attributable to Woodward reflects the weighted average number of shares outstanding after consideration of the dilutive effect of stock options.
In November 2008, the FASB issued authoritative guidance addressing whether securities granted in share-based payment transactions are participating securities prior to vesting and, thus, need to be included in the earnings allocation in computing earnings per share under the two class method. This guidance became effective for Woodward on October 1, 2009 and is required to be applied retrospectively. Upon the adoption of this guidance shares of restricted stock, which are participating securities, are considered in the calculation of both the basic and fully diluted earnings per share calculations. The March 31, 2009 historical earnings per share amounts presented below have been recast to reflect the retrospective application of this guidance for 70 shares of restricted stock outstanding as of March 31, 2009. The inclusion of this participating security did not impact previously reported basic and diluted earnings per share for the three and six month periods ended March 31, 2009, and there is no impact for the previously reported quarter ended June 30, 2009, nor for the fiscal years ended September 30, 2009, 2008 and 2007.

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net earnings attributable to Woodward	$24,068	$18,474	$46,424	$45,538

Denominator:
Basic	68,436	67,824	68,398	67,810
Assumed exercise of dilutive stock options	1,440	1,008	1,432	1,257

Diluted	69,876	68,832	69,830	69,067

Income per common share:
Basic earnings per share attribuable to Woodward	$0.35	$0.27	$0.68	$0.67

Diluted earnings per share attributable to Woodward	$0.34	$0.27	$0.66	$0.66

The following stock option grants were outstanding during the three and six month periods ended March 31, 2010 and 2009, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Options	1,102,367	1,443,346	447,207	696,494

Weighted-average option price	$26.92	$23.05	$32.52	$27.59

Note 7. Inventories

	March 31,	September 30,
	2010	2009
Raw materials	$41,595	$44,608
Work in progress	69,841	71,270
Component parts and finished goods	180,164	186,461

	$291,600	$302,339

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Note 8. Property, plant, and equipment — net

	March 31,	September 30,
	2010	2009

Land	$10,899	$11,231
Buildings and equipment	176,343	178,410
Machinery and equipment	326,696	336,903
Construction in progress	22,175	16,333

	536,113	542,877
Less accumulated depreciation	(339,214)	(333,992)

Property, plant and equipment, net	$196,899	$208,885

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Depreciation expense	$10,403	$9,298	$20,158	$18,475

Note 9. Goodwill

	September 30,	Additions /	Translation	March 31,
	2009	Adjustments	Adjustments	2010
Turbine Systems	$86,565	$—	$—	$86,565
Airframe Systems	297,412	(2,722)	(400)	294,290
Electrical Power Systems	17,733	—	(1,285)	16,448
Engine Systems	41,092	—	(467)	40,625

Consolidated	$442,802	$(2,722)	$(2,152)	$437,928

Additions and adjustments recorded during the year represent changes in the estimated values of assets acquired and liabilities assumed in purchase accounting, as described in Note 4, Business acquisitions and dispositions. In addition on August 10, 2009, Woodward HRT sold the F&P product line for $48,000. During the quarter ended March 31, 2010, Woodward received an additional $660 related to working capital adjustments typical in such transactions, which reduced goodwill.
Woodward tests goodwill for impairment on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Woodward compares the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal 2009 or in the first six months of fiscal 2010.

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Woodward completed its annual goodwill impairment test during the quarter ended March 31, 2010. Woodward considered the Turbine Systems, Airframe Systems and Engine Systems operating segments to be reporting units. Woodward evaluated goodwill for the Electrical Power Systems operating segment through three identified reporting units within the operating segment. The fair value of Woodward’s six reporting units was based on cash flow forecasts which have been updated to reflect current global economic conditions, including anticipated weakening of global demand for certain products and forecasts of demand increases anticipated as a result of the economic recovery. Forecasted cash flows were discounted using an 11.3% weighted average cost of capital assumption. The terminal value of the forecasted cash flows assumed an annual compound growth rate after five years of 4.5% and was calculated using the Gordon Growth Model.
The results of Woodward’s fiscal 2010 annual goodwill impairment test performed as of March 31, 2010 indicated that no goodwill impairment existed. The estimated fair value of each reporting units was in excess of its carrying value. At March 31, 2010 the reporting unit with the closest ratio of estimated fair value to carrying value was Woodward’s recently acquired Airframe Systems reporting unit, which has a significant concentration of business in the presently depressed business jet and regional jet market segments. Our analysis indicates a premium of over 30% compared to this reporting unit’s carrying value.
As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business in assessing goodwill recoverability. There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain reporting units, or the duration of the current economic downturn, or the period or strength of the recovery, made for purposes of the annual goodwill impairment test performed during the second fiscal quarter of 2010, will prove to be accurate predictions of the future. If Woodward’s assumptions are not realized, it is possible that an impairment charge may need to be recorded in future periods.

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Note 10. Other intangibles — net

	March 31, 2010			September 30, 2009
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationships:
Turbine Systems	$44,327	$(17,485)	$26,842	$44,327	$(16,746)	$27,581
Airframe Systems	176,581	(7,739)	168,842	176,661	(2,068)	174,593
Electrical Power Systems	2,144	(732)	1,412	2,319	(676)	1,643
Engine Systems	20,675	(12,647)	8,028	20,675	(11,718)	8,957

Total	$243,727	$(38,603)	$205,124	$243,982	$(31,208)	$212,774

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	—	—	—	—	—	—
Electrical Power Systems	7,593	(3,275)	4,318	7,941	(3,073)	4,868
Engine Systems	12,571	(6,564)	6,007	12,613	(6,180)	6,433

Total	$20,164	$(9,839)	$10,325	$20,554	$(9,253)	$11,301

Process technology:
Turbine Systems	$11,941	$(4,710)	$7,231	$11,941	$(4,511)	$7,430
Airframe Systems	62,941	(4,703)	58,238	62,981	(2,590)	60,391
Electrical Power Systems	—	—	—	1,390	(1,346)	44
Engine Systems	12,593	(4,292)	8,301	12,593	(3,797)	8,796

Total	$87,475	$(13,705)	$73,770	$88,905	$(12,244)	$76,661

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	39,623	(21,051)	18,572	39,646	(14,325)	25,321
Electrical Power Systems	1,501	(338)	1,163	1,623	(316)	1,307
Engine Systems	460	(92)	368	460	(51)	409

Total	$41,584	$(21,481)	$20,103	$41,729	$(14,692)	$27,037

Consolidated	$392,950	$(83,628)	$309,322	$395,170	$(67,397)	$327,773

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Amortization expense	$8,655	$5,055	$17,836	$9,883

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2010 (remaining)	$25,943
2011	34,140
2012	31,335
2013	29,093
2014	25,996
Thereafter	162,815

$309,322

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Note 11. Long-term debt
Long-term debt consisted of the following:

	March 31,	September 30,
	2010	2009
2008 Term loan — Variable rate of 2.01% at March 31, 2010, matures October 2013; unsecured	$91,625	$144,375
2009 Term loan	—	45,000
Series B Notes — 5.63%, due October 2013; unsecured	100,000	100,000
Series C Notes — 5.92%, due October 2015; unsecured	50,000	50,000
Series D Notes — 6.39%, due October 2018; unsecured	100,000	100,000
Series E Notes — 7.81%, due April 2016; unsecured	57,000	57,000
Series F Notes — 8.24%, due April 2019; unsecured	43,000	43,000
Senior notes — 6.39%, due October 2011; unsecured	21,429	32,143
Term notes — 5.95%, due June 2012; secured by land and buildings	472	624
Fair value hedge adjustment for unrecognized discontinued hedge gains	133	198

	463,659	572,340
Less: current portion	(18,522)	(45,569)

Long-term debt, less current portion	$445,137	$526,771

Under certain circumstances, the interest rate on each series of the Series B, C and D Notes is subject to increase if Woodward’s leverage ratio of consolidated net debt to consolidated earnings before interest, taxes, depreciation and amortization, plus any unusual non-cash charges to the extent deducted in computing net income minus any unusual non-cash gains to the extent added in computing net income (“Debt Covenant EBITDA”) increases beyond a ratio of 3.5 to 1.0.
During the first half of fiscal 2010, Woodward prepaid $33,000 against the 2009 term loan and $49,000 against the 2008 term loan. Required future principal payments of outstanding long-term debt as of March 31, 2010, after giving effect to this prepayment, are as follows:

Year Ending September 30:
2010 (remainder)	$3,855
2011	18,424
2012	18,372
2013	7,500
2014	165,375
Thereafter	250,000

$463,526

The current portion of long-term debt includes $98 at March 31, 2010 and $128 at September 30, 2009 related to the fair value hedge adjustment for unrecognized discontinued hedge gains.
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
Management believes that Woodward was in compliance with its financial debt covenants at March 31, 2010.
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

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
In April 2009, Woodward entered into a term loan credit agreement (the “2009 Term Loan Credit Agreement” and, together with the 2008 Term Loan Credit Agreement, the “Term Loan Credit Agreements”), by and among Woodward, the institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, National Association, as administrative agent. The 2009 Term Loan Credit Agreement provides for an initial $120,000 unsecured term loan facility, and may be expanded by up to $50,000 of additional indebtedness from time to time, subject to the Company’s compliance with certain conditions and the lenders’ participation. The outstanding indebtedness under the 2009 Term Loan Credit Agreement, which generally bore interest at LIBOR plus 2.50% to 3.50%, was paid-off in full during the quarter ended March 31, 2010. Woodward intends to terminate the 2009 Term Loan Credit Agreement during the quarter ending June 30, 2010.
The Term Loan Credit Agreements contain customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other persons, make certain investments, make certain restricted payments, and enter into material transactions with affiliates. The Term Loan Credit Agreements contain financial covenants requiring that (a) the Company’s ratio of consolidated net debt to Debt Covenant EBITDA, not exceed a ratio of 3.5 to 1.0 and (b) the Company have a minimum consolidated net worth of $400,000 with respect to the 2008 Term Loan Credit Agreement and $510,000 with respect to the 2009 Term Loan Credit Agreement, plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The Term Loan Credit Agreements also contain customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.
The loans under the Term Loan Credit Agreements can be prepaid, or prepaid and terminated, without penalty.
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
Woodward’s obligations under the Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under the Term Loan Credit Agreements, revolving credit facility (see Note 12, Line of credit facilities and short-term borrowing) and note purchase agreement relating to the senior notes due October 2011.
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
The 2008 Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated Debt Covenant EBITDA not exceed a ratio of 4.0 to 1.0 during any material acquisition period, or a ratio of 3.5 to 1.0 at any other time on a rolling four quarter basis, and (b) consolidated net worth at any time equal or exceed $425,000 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ended September 30, 2008. Additionally, under the 2008 Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time to exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter. Priority debt generally refers to certain unsecured debt of Woodward’s subsidiaries and all debt of Woodward and its subsidiaries secured by liens other than certain permitted liens.

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
The 2009 Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated Debt Covenant EBITDA not exceed a ratio of 3.5 to 1.0 at any time on a rolling four quarter basis, and (b) consolidated net worth at all times equal or exceed $485,940 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2009. Additionally, under the 2009 Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter. Priority debt generally refers to certain unsecured debt of Woodward’s subsidiaries and all debt of Woodward and its subsidiaries secured by liens other than certain permitted liens.
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
Woodward also has various foreign lines of credit and foreign overdraft facilities. The foreign banking facilities are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the banks.
As of March 31, 2010, availability under Woodward’s short-term credit facilities follows:

		Outstanding
		letters of	Outstanding	Borrowing
	Total	credit	borrowings	availability

Revolving credit facility	$225,000	$(3,144)	$—	$221,856
Foreign lines of credit and overdraft facilities	6,675	—	—	6,675

	$231,675	$(3,144)	$—	$228,531

Woodward also has a foreign letter of credit facility in place for the issuance of performance guarantees. Per the terms of the related facility agreement, this facility is limited in use to the issuance of performance guarantees. As of March 31, 2010, $5,097 in performance guarantees was issued against the $9,468 foreign letter of credit facility.
The Company participates in a pooling arrangement whereby certain foreign bank accounts of Woodward or its subsidiaries may serve as collateral for borrowings by other Woodward subsidiaries up to the total amounts deposited in the pool.
No borrowings were outstanding under any of Woodward’s line of credit or other short-term credit facilities as of March 31, 2010 or as of September 30, 2009.
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
By using derivative and/or hedging instruments to manage its risk exposure, Woodward is subject, from time to time, to credit risk and market risk on those derivative instruments. Credit risk arises from the potential failure of the counterparty to perform under the terms of the derivative and/or hedging instrument. When the fair value of a derivative contract is positive, the counterparty owes Woodward, which creates credit risk for Woodward. Woodward minimizes this credit risk by entering into transactions with only high quality counterparties. Market risk arises from the potential adverse effects on the value of derivative and/or hedging instruments that result from a change in interest rates, commodity prices, or foreign currency exchange rates. Woodward minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Woodward was not a party to any derivative instruments as of March 31, 2010. As of September 30, 2009, Woodward was a party to the forward foreign currency exchange contract described below. As of September 30, 2008, all previous derivative instruments into which Woodward had entered were terminated.
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
In September 2008, the Company entered into treasury lock agreements with a notional amount totaling $100,000 that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt. The hedges were terminated prior to September 30, 2008 resulting in a realized gain of approximately $108 and the gain was recorded in accumulated other comprehensive earnings as of September 30, 2008, net of tax. The realized gain on the termination of the treasury lock agreements is being recognized as a reduction of interest expense over a seven-year period on the hedged debt issued on October 1, 2008 using the effective interest method.
In March 2009, Woodward entered into LIBOR lock agreements with a total notional amount of $50,000 that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the then expected issuance of long-term debt to acquire HRT. The hedges were terminated in March 2009, resulting in a loss of $1,308. The realized loss was recorded in accumulated other comprehensive earnings, net of tax. The realized loss on the terminated LIBOR lock agreements is being recognized as an increase of interest expense over a seven-year period on the hedged debt, which was issued on April 3, 2009, using the effective interest method.
In September 2009, Woodward entered into a foreign currency exchange rate contract to purchase €7,900 for approximately $11,662 in early October 2009. The objective of this derivative instrument, which was not designated as an accounting hedge, was to limit the risk of foreign currency exchange rates on certain short-term intercompany loan balances. An unrealized loss of $173 on the derivative instrument was carried at fair market value in “Accrued liabilities” as of September 30, 2009. A loss of $71 was realized on the settlement of the forward contract in October 2009.
The following table discloses the remaining unrecognized gains and losses associated with derivative instruments on Woodward’s Condensed Consolidated Balance Sheets:

		March 31,	September 30,
		2010	2009
Derivatives designated as hedging instruments	Balance Sheet Location	Unrecognized Gain (Loss)
2001 Treasury lock	Accumulated other comprehensive earnings	$(115)	$(171)
2002 Interest rate swap	Long-term debt	133	197
2008 Treasury lock	Accumulated other comprehensive earnings	85	93
2009 LIBOR lock	Accumulated other comprehensive earnings	(1,121)	(1,215)

		$(1,018)	$(1,096)

Derivative not designated as hedging instrument		Recognized Gain (Loss)
Foreign exchange forward contract	Accrued liabilities	$—	$(173)

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

	Three months ended March 31, 2010
				Amount of
		Amount of	Amount of	Gain (Loss)
		Income	Gain (Loss)	Reclassified
		(Expense)	Recognized in	from
	Location of Gain	Recognized	Accumulated	Accumulated
	(Loss) Recognized in	in Earnings	OCI on	OCI into
	Earnings	on Derivative	Derivative	Earnings
Derivatives in fair value hedging relationships
2002 Interest rate swap	Interest expense	$31	$—	$—
Derivatives in cash flow hedging relationships
2001 Treasury lock	Interest expense	(27)	—	(27)
2008 Treasury lock	Interest expense	4	—	4
2009 LIBOR lock	Interest expense	(47)	—	(47)

		$(39)	$—	$(70)

	Three months ended March 31, 2009
				Amount of
		Amount of	Amount of	Gain (Loss)
		Income	Gain (Loss)	Reclassified
		(Expense)	Recognized in	from
	Location of Gain	Recognized	Accumulated	Accumulated
	(Loss) Recognized in	in Earnings	OCI on	OCI into
	Earnings	on Derivative	Derivative	Earnings
Derivatives in fair value hedging relationships
2002 Interest rate swap	Interest expense	$45	$—	$—
Derivatives in cash flow hedging relationships
2001 Treasury lock	Interest expense	(39)	—	(39)
2008 Treasury lock	Interest expense	4	—	4
2009 LIBOR lock	Interest expense	—	(1,308)	—

		$10	$(1,308)	$(35)

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)

	Six months ended March 31, 2010
				Amount of
		Amount of	Amount of	Gain (Loss)
		Income	Gain (Loss)	Reclassified
		(Expense)	Recognized in	from
	Location of Gain	Recognized	Accumulated	Accumulated
	(Loss) Recognized in	in Earnings	OCI on	OCI into
	Earnings	on Derivative	Derivative	Earnings
Derivatives in fair value hedging relationships
2002 Interest rate swap	Interest expense	$64	$—	$—
Derivatives in cash flow hedging relationships
2001 Treasury lock	Interest expense	(56)	—	(56)
2008 Treasury lock	Interest expense	8	—	8
2009 LIBOR lock	Interest expense	(94)	—	(94)
Derivative in foreign currency relationships
Foreign exchange forward contract	Other income	102	—	—

		$24	$—	$(142)

	Six months ended March 31, 2009
				Amount of
		Amount of	Amount of	Gain (Loss)
		Income	Gain (Loss)	Reclassified
		(Expense)	Recognized in	from
	Location of Gain	Recognized	Accumulated	Accumulated
	(Loss) Recognized	in Earnings	OCI on	OCI into
	in Earnings	on Derivative	Derivative	Earnings
Derivatives in fair value hedging relationships
2002 Interest rate swap	Interest expense	$92	$—	$—
Derivatives in cash flow hedging relationships
2001 Treasury lock	Interest expense	(79)	—	(79)
2008 Treasury lock	Interest expense	8	—	8
2009 LIBOR lock	Interest expense	—	(1,308)	—

		$21	$(1,308)	$(71)

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of March 31, 2010, Woodward expects to reclassify $256 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.
Note 14. Accrued liabilities
Accrued liabilities consist of the following:

	March 31,	September 30,
	2010	2009
Salaries and other member benefits	$26,217	$32,135
Department of Justice matter (see Note 20)	—	25,000
Current portion of restructuring and other charges	6,477	11,619
Warranties	9,460	10,005
Interest payable	11,997	12,376
Accrued retirement benefits	2,727	2,734
Deferred revenues	15,625	1,314
Taxes, other than income	5,812	5,910
Other	25,635	26,224

	$103,950	$127,317

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Deferred revenues increased at March 31, 2010 compared to September 30, 2009 due primarily to a customer prepayment which is expected to be fully earned within one year.
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

Warranties, September 30, 2009	$10,005
Increases to accruals related to warranties during the period	2,756
Settlements of amounts accrued	(3,049)
Foreign currency exchange rate changes	(252)

Warranties, March 31, 2010	$9,460

Restructuring and other charges
The main components of accrued non-acquisition related restructuring charges include workforce management costs associated with the early retirement and the involuntary seperation of employees in connection with a strategic realignment of global workforce capacity. Restructuring charges related to business acquisitions include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts. During the six months ended March 31, 2010, accrued restructuring charges were increased by $1,834 to reflect updated estimates of anticipated costs in connection with the HRT acquisition. The business acquisition related accrued restructuring charges of $6,074 as of March 31, 2010 relate primarily to the planned closing of the Pacoima, California facility as part of a decision to consolidate HRT’s production facilities.
The summary of the activity in accrued restructuring charges during the three and six months ended March 31, 2010 is as follows:

	Restructuring	Business
	Charges	Acquisitions	Total
Accrued restructuring charges, September 30, 2009	$3,196	$9,668	$12,864
Purchase accounting adjustments	—	1,400	1,400
Payments	(1,000)	(932)	(1,932)
Foreign currency exchange rates	(9)	—	(9)

Accrued restructuring charges, December 31, 2009	2,187	10,136	12,323
Purchase accounting adjustments	—	434	434
Payments	(495)	(4,896)	(5,391)
Non-cash adjustments	(266)	400	134
Foreign currency exchange rates	(36)	—	(36)

Accrued restructuring charges, March 31, 2010	$1,390	$6,074	$7,464

Other liabilities as of March 31, 2010 and September 30, 2009, respectiely, include $987 and $1,245 of accrued restructuring charges not expected to be settled within twelve months.

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Note 15. Other liabilities

	March 31,	September 30,
	2010	2009
Net accrued retirement benefits, less amounts recognized with accrued liabilities	$83,812	$83,837
Uncertain tax positions, net of offsetting benefits, less amounts recognized with accrued liabities	15,461	15,550
Other	7,368	10,623

	$106,641	$110,010

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
In connection with the acquisition of HRT (see Note 4. Business acquisitions and dispositions), Woodward assumed pension benefit obligations and postretirement healthcare benefit obligation that contributed to increases in recognized expenses for the three and six months ended March 31, 2010 compared to the three and six months ended March 31, 2009.
Effective January 1, 2010, the HRT pension plan was amended so that non-bargained HRT employees hired after December 31, 2009 will not participate in the plan. Also, effective January 1, 2010, non-bargained HRT employees hired before January 1, 2010 will be ineligible for matching contributions for participation in defined contribution plans. Non-bargained HRT employees hired after December 31, 2009 will be eligible to fully participate in Woodward’s defined contribution plans.
Effective April 19, 2010, the HRT pension plan was amended so that bargained HRT employees hired after April 19, 2010 will not participate in the plan. The amendment also included certain modifications to the calculation of postretirement plan benefit payments to bargained employees which Woodward expects to result in an increase to projected benefit obligations plan of approximately $4,000 at the next remeasurement date. Also, effective January 1, 2010, bargained HRT employees hired before April 19, 2010 will be ineligible for matching contributions for participation in defined contribution plans. Bargained HRT employees hired after April 18, 2009 will be eligible to fully participate in Woodward’s defined contribution plans.

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
The components of the net periodic pension costs recognized are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Retirement pension benefits — United States:
Service cost	$912	$—	$1,824	$—
Interest cost	1,223	287	2,445	574
Expected return on plan assets	(1,190)	(282)	(2,380)	(564)
Amortization of:
Net actuarial loss	132	84	264	168
Prior service cost	(65)	(65)	(130)	(130)

Net periodic benefit	$1,012	$24	$2,023	$48

Contributions	$—	$—	$—	$—

Retirement pension benefits — other countries:
Service cost	$194	$175	$395	$354
Interest cost	565	511	1,155	1,060
Expected return on plan assets	(590)	(511)	(1,206)	(1,061)
Amortization of:
Transition obligation	22	20	43	40
Net actuarial loss	187	34	382	68
Prior service cost	(2)	(2)	(4)	(4)

Net periodic benefit	$376	$227	$765	$457

Contributions	$447	$413	$1,839	$1,242

The components of the net periodic retirement healthcare benefit costs recognized are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Retirement healthcare benefits:
Service cost	$30	$43	$60	$85
Interest cost	521	562	1,041	1,125
Amortization of:
Net actuarial loss	47	24	94	48
Prior service cost	(312)	(808)	(624)	(1,616)

Net periodic benefit (cost)	$286	$(179)	$571	$(358)

Contributions	$911	$1,316	$1,466	$2,061

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
The exact amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2010 may differ from the current estimate. Woodward estimates its cash contributions in fiscal 2010 will be as follows:

Retirement pension benefits:
Other countries	$6,760
United States	2,750
Retirement healthcare benefits	2,769
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
The fair value of options granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Expected term	6.5 years	n/a	6.5 years	7 years
Estimated volatility	51.0%	n/a	51.0%	43.0%
Estimated dividend yield	1.4%	n/a	1.4%	1.4%
Risk-free interest rate	3.0%	n/a	3.4%	3.1%
Weighted-average forfeiture rate	10.8%	n/a	8.1%	8.2%
The following is a summary of the activity for stock option awards during the three and six months ended March 31, 2010:

		Weighted-
	Number of	Average
	options	Exercise Price
Balance at September 30, 2009	4,068	$14.48
Options granted	662	23.18
Options exercised	(69)	11.54
Options cancelled	—	n/a
Options forfeited	(2)	32.73

Balance at December 31, 2009	4,659	15.75
Options granted	10	26.72
Options cancelled	(2)	32.73
Options exercised	(62)	12.53
Options forfeited	(4)	24.38

Balance at March 31, 2010	4,601	15.80

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Restricted stock
The following is a summary of the activity for restricted stock awards during the three and six months ended March 31, 2010:

Weighted-
Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance at September 30, 2009	70	$33.49
Shares granted	—	n/a
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at December 31, 2009	70	33.49
Shares granted	—	n/a
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at March 31, 2010	70	33.49

Restricted stock shares participate in dividends during the vesting period.

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Note 18. Accumulated other comprehensive earnings

	Six Months Ended March 31, 2010
		Noncontrolling
	Woodward	Interest	Total
Accumulated foreign currency translation adjustments:
Balance at September 30, 2009	$29,464	$(221)	$29,243
Translation adjustments, net of reclassification to earnings	(13,820)	128	(13,692)
Taxes associated with translation adjustments	849	(45)	804

Balance at March 31, 2010	16,493	(138)	16,355

Accumulated unrealized derivative losses:
Balance at September 30, 2009	(801)	—	(801)
Reclassification to interest expense	141	—	141
Taxes associated with interest reclassification	(54)	—	(54)

Balance at March 31, 2010	(714)	—	(714)

Accumulated minimum post-retirement benefit liability adjustments:
Balance at September 30, 2009	(18,534)	—	(18,534)
Minimum benefit liability adjustment	480	—	480
Taxes associated with benefit adjustments	(232)	—	(232)

Balance at March 31, 2010	(18,286)	—	(18,286)

Total accumulated other comprehensive earnings	$(2,507)	$(138)	$(2,645)

	Six Months Ended March 31, 2009
		Noncontrolling
	Woodward	Interest	Total
Accumulated foreign currency translation adjustments:
Balance at September 30, 2008	$23,709	$(166)	$23,543
Translation adjustments, net of reclassification to earnings	(15,633)	(206)	(15,839)
Taxes associated with translation adjustments	(1,529)	75	(1,454)

Balance at March 31, 2009	6,547	(297)	6,250

Accumulated unrealized derivative losses:
Balance at September 30, 2008	(137)	—	(137)
Payments for cash flow hedge, net of deferred tax	(811)	—	(811)
Reclassification to interest expense	71	—	71
Taxes associated with interest reclassification	(27)	—	(27)

Balance at March 31, 2009	(904)	—	(904)

Accumulated minimum post-retirement benefit liability adjustments:
Balance at September 30, 2008	(3,087)	—	(3,087)
Minimum benefit liability adjustment	209	—	209
Taxes associated with benefit adjustments	—	—	—

Balance at March 31, 2009	(2,878)	—	(2,878)

Total accumulated other comprehensive earnings	$2,765	$(297)	$2,468

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Note 19. Total comprehensive earnings

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Comprehensive earnings:
Net earnings attributable to Woodward	$24,068	$18,474	$46,424	$45,538
Other comprehensive earnings:
Foreign currency translation adjustments, net	(10,345)	(10,105)	(12,971)	(17,162)
Reclassification of unrealized losses on derivatives to earnings	43	21	87	44
Payments for cash flow hedge, net of deferred tax	—	(811)	—	(811)
Minimum pension liability adjustment	239	316	248	209

Comprehensive earnings attributable to Woodward	$14,005	$7,895	$33,788	$27,818

Comprehensive earnings attributable to noncontrolling interest:
Net earnings attributable to noncontrolling interests	$108	$48	$198	$87
Foreign currency translation adjustments, net	41	(81)	83	(131)

Comprehensive earnings attributable to noncontrolling interests	$149	$(33)	$281	$(44)

Comprehensive earnings	$14,154	$7,862	$34,069	$27,774

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

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
The purchase price Woodward paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above. Payment of this amount during the six months ended March 31, 2010 is reflected as an investing activity in the Condensed Consolidated Statement of Cash Flows.
In connection with the sale of the F&P product line during fiscal 2009, Woodward intends to assign to a subsidiary of the purchaser its rights and responsibilities related to certain contracts with the U.S. Government. As is customary and as requested by the U.S. Government, Woodward expects to guarantee to the U.S. Government the purchaser’s subsidiary’s obligations under the contracts. The purchaser has agreed to indemnify Woodward for any liability incurred with respect to the guarantee.
In the event of a change in control of Woodward, as defined in change-in-control agreements with its current corporate officers, Woodward may be required to pay termination benefits to such officers.
Note 21. Financial instruments
The estimated fair values of Woodward’s financial instruments were as follows:

	At March 31, 2010		At September 30, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Cost	Fair Value	Cost
Cash and cash equivalents	$72,560	$72,560	$100,863	$100,863
Investments in deferred compensation program	5,916	5,916	5,331	5,331
Long-term debt, including current portion	(513,982)	(463,526)	(588,229)	(572,142)
The fair values of cash and cash equivalents, which include investments in money market funds and short-term borrowings at variable interest rates, are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and market interest rates. Woodward’s cash and cash equivalents include funds deposited or invested in the U.S. and overseas that are not insured by the Federal Deposit Insurance Corporation (“FDIC”). Woodward believes that its deposited and invested funds are held by or invested with credit worthy financial institutions or counterparties and that the funds are highly liquid.
Investments related to the deferred compensation program used to provide deferred compensation benefits to certain employees are assumed to be equal to their carrying amounts because the assets are marked to market value each reporting period.
The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 3.6% at March 31, 2010 and 4.8% at September 30, 2009.
Note 22. Fair value measurements
Financial assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheet are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:
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

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
The following table presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value:

	At March 31, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$2,690	$—	$—	$2,690
Trading securities	5,916	—	—	5,916

Total financial assets	$8,606	$—	$—	$8,606

	At September 30, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$20,130	$—	$—	$20,130
Trading securities	5,331	—	—	5,331

Total financial assets	$25,461	$—	$—	$25,461

Financial liabilities:
Foreign exchange forward contract	$—	$173	$—	$173

Total financial liabilities	$—	$173	$—	$173

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
To provide better focus and alignment of its business segment operations, Woodward moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the three and six months ended March 31, 2009, have been recast to reflect the realigned segment structure.

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
A summary of consolidated net sales follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Segment net sales:
Turbine Systems
External net sales	$144,844	$164,571	$284,930	$316,853
Intersegment sales	2,269	3,472	4,599	8,009

Total segment net sales	147,113	168,043	289,529	324,862
Airframe Systems
External net sales	90,260	50,909	181,309	102,569
Intersegment sales	613	701	1,291	1,359

Total segment net sales	90,873	51,610	182,600	103,928
Electrical Power Systems
External net sales	43,664	45,221	92,545	93,138
Intersegment sales	10,863	13,300	18,785	27,225

Total segment net sales	54,527	58,521	111,330	120,363
Engine Systems
External net sales	70,584	73,960	129,876	166,845
Intersegment sales	7,639	11,274	16,226	23,683

Total segment net sales	78,223	85,234	146,102	190,528
Consolidated
External net sales	349,352	334,661	688,660	679,405
Intersegment sales	21,384	28,747	40,901	60,276

Total segment net sales	$370,736	$363,408	$729,561	$739,681

A summary of consolidated earnings follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Segment earnings:
Turbine Systems	$32,355	$37,635	$64,429	$70,879
Airframe Systems	4,976	3,233	7,385	5,034
Electrical Power Systems	4,859	9,137	12,182	18,303
Engine Systems	6,147	4,882	9,382	12,468

Total segment earnings	48,337	54,887	93,378	106,684
Nonsegment expenses	(5,315)	(23,546)	(10,725)	(31,310)
Interest expense and income, net	(7,204)	(6,486)	(15,345)	(12,361)

Consolidated earnings before income taxes	$35,818	$24,855	$67,308	$63,013

Woodward Governor Company
Notes to Condensed Consolidated Financial
Statements — (Continued)
Segment assets consist of accounts receivable, inventories, property, plant and equipment - net, goodwill, and other intangibles — net. A summary of consolidated total assets follows:

	March 31,	September 30,
	2010	2009
Segment assets:
Turbine Systems	$338,437	$344,789
Airframe Systems	759,789	801,300
Electrical Power Systems	134,603	135,808
Engine Systems	189,532	200,226

Total segment assets	1,422,361	1,482,123
Unallocated corporate property, plant, and equipment, net	7,141	6,857
Other unallocated assets	168,836	207,442

Consolidated total assets	$1,598,338	$1,696,422

Note 24. Subsequent events
On April 21, 2010, Woodward’s Board of Directors approved the purchase by Woodward of the 26% noncontrolling interest in Woodward Governor India Limited, a Woodward consolidated subsidiary, for approximately $8,000. Upon completion of the transaction, Woodward will own 100% of Woodward Governor India Limited. The transaction is expected to be completed during the fiscal quarter ending June 30, 2010.
On April 21, 2010, Woodward’s Board of Directors also approved a quarterly cash dividend of $0.06 per share, payable on June 1, 2010 to shareholders of record as of May 18, 2010.

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
These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. Other factors are discussed under “Risk Factors” in our Securities and Exchange Commission (“SEC”) filings and are incorporated by reference.
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
Our strategic focus is energy control and optimization solutions. The control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions, and operation of power equipment in both commercial and military operations. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of- the-art fuel, combustion, fluid, actuation and electronic systems. We focus primarily on OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.

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
To provide better focus and alignment of our business segment operations, we moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the three and six months ended March 31, 2009 have been recast to reflect the realigned segment structure.
We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.
This discussion should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009, and the Condensed Consolidated Financial Statements and Notes included in this report. Financial information for the acquired HRT business is reflected in our financial statements from the April 3, 2009 acquisition date. As a result of this acquisition, a comparison of results for the three and six months ended March 31, 2010 to the three and six months ended March 31, 2009 may not be particularly meaningful.
References to “organic” net sales, segment earnings or EBIT refer to financial information of Woodward businesses excluding the business acquired in the HRT acquisition, which has been integrated into Woodward within the Airframe Systems business segment.
References to “net earnings” represent net earnings attributable to Woodward Governor Company.
Non-U.S. GAAP Financial Measures
Earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements may not fluctuate with operating results. Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures, and forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. Management uses free cash flow, which is derived from cash flows provided by operating activities, in reviewing the financial performance of Woodward’s various business segments and evaluating cash levels. Securities analysts, investors, and others frequently use EBIT, EBITDA and free cash flow in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets that are subject to amortization. The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As EBIT and EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. Our calculations of EBIT, EBITDA and free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

EBIT and EBITDA for the three and six months ended March 31, 2010 and March 31, 2009 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net earnings	$24,176	$18,522	$46,622	$45,625
Income taxes	11,642	6,333	20,686	17,388
Interest expense	7,324	6,707	15,575	13,244
Interest income	(120)	(221)	(230)	(883)

EBIT	43,022	31,341	82,653	75,374
Amortization of intangible assets	8,655	5,055	17,836	9,883
Depreciation expense	10,403	9,298	20,158	18,475

EBITDA	$62,080	$45,694	$120,647	$103,732

Organic EBIT for the three and six months ended March 31, 2010 and March 31, 2009 was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
EBIT	$43,022	$31,341	$82,653	$75,374
Less: HRT operating income	(8,297)	—	(14,397)	—

Organic EBIT	$34,725	$31,341	$68,256	$75,374

Free cash flow for the six months ended March 31, 2010 and March 31, 2009 was as follows:

	Six Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$125,981	$51,826
Capital expenditures	(14,136)	(15,354)

Free cash flow	$111,845	$36,472

Quarterly Highlights
Net sales for the second quarter of fiscal 2010 were $349,352, which was an increase of 4.4% from $334,661 for the second quarter of the prior year. Without the effects of foreign currency exchange rates, net sales for the current quarter would have been approximately $5,300 lower compared to the second quarter of fiscal 2009.
Organic net sales were down $44,438, or 13.3%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.
EBIT for the three months ended March 31, 2010 was $43,022, up 37.3% from $31,341 in the same period of fiscal 2009. EBIT was significantly impacted by organic sales volume declines across all our business segments, partially offset by savings resulting from cost reduction actions primarily taken in fiscal 2009 and the impact of the acquisition of HRT.
Organic EBIT increased $3,384 or 10.8% to $34,725 for the three months ended March 31, 2010 from $31,341 in the same period in fiscal 2009. Organic EBIT in the second quarter of 2009 included pretax special charges of $16,605.
Net earnings for the second quarter of fiscal 2010 were $24,068, or $0.34 per diluted share, compared to $18,474, or $0.27 per diluted share, for the second quarter of fiscal 2009. The results of operations in the second quarter of 2009 included pretax special charges to expense of $16,605, or $0.16 per share.

Year To Date Highlights
Net sales for the six months ended March 31, 2010 were $688,660, an increase of 1.4% from $679,405 for the same period of the prior year. Without the effects of foreign currency exchange rates, net sales for the six month period would have been approximately $14,200 lower compared to the same period in fiscal 2009.
Organic net sales were down $108,074, or 15.9%, for the six months ended March 31, 2010, compared to the six months ended March 31, 2009.
EBIT for the six months ended March 31, 2010 was $82,653, up 9.7% from $75,374 in the same period of fiscal 2009. EBIT was significantly impacted by organic sales volume declines across all our business segments, partially offset by savings resulting from cost reduction actions primarily taken in fiscal 2009 and the impact of the acquisition of HRT.
Organic EBIT for the six months ended March 31, 2010 decreased to $68,256 for the six months ended March 31, 2010 from $75,374 in the same period in fiscal 2009.
Year to date net earnings for the six months ended March 31, 2010 were $46,424, or $0.66 per diluted share, compared to $45,538, or $0.66 per diluted share, in the same period in fiscal 2009. Excluding the impact of special charges recorded during the three months ended March 31, 2009, year to date earnings per share for the six months ended March 31, 2009 were $0.82.
At March 31, 2010, our total assets were $1,598,338, including $72,560 in cash and cash equivalents, and our total debt was $463,659. During the six months ended March 31, 2010, we paid $108,569 of long-term debt through scheduled and unscheduled repayments. As of March 31, 2010, we had borrowing availability of $221,856 under our $225,000 revolving credit facility, net of outstanding letters of credit.
The results for the six months ended March 31, 2010 reflect our continued focus on generating cash from operations, which allowed us to prepay $82,000 in long-term debt during the period. Net cash provided by operating activities for the six month period was $125,981 compared to $51,826 for the same period in fiscal 2009, reflecting lower levels of inventories and receivables, and lower payments for liabilities, including variable compensation payments, compared to the prior year period.
Free cash flows for the six months ended March 31, 2010 were $111,845, up 206.7% from the same period in fiscal 2009. EBITDA increased by $16,915, or 16.3% during the six months ended March 31, 2010 compared to the same period in fiscal 2009, from $103,732 to $120,647.
We believe liquidity and cash generation are important to our strategy of self-funding our ongoing operating needs. We also believe that the restructuring actions we implemented in fiscal 2009 have generated, and will continue to generate, improved cash flows from operations and that this level of cash generation, together with our existing cash and available borrowings, will adequately support our ongoing operations.

Results of Operations
Net Sales
The following table presents the breakdown of consolidated net sales by segment:

	Three Months Ended March 31,				Six Months Ended March 31,
	2010		2009		2010		2009
Segment net sales:
Turbine Systems	$147,113	42%	$168,043	50%	$289,529	42%	$324,862	48%
Airframe Systems	90,873	26	51,610	15	182,600	27	103,928	15
Electrical Power Systems	54,527	16	58,521	17	111,330	16	120,363	18
Engine Systems	78,223	22	85,234	25	146,102	21	190,528	28

Total segment net sales	370,736	106	363,408	109	729,561	106	739,681	109
Less intersegment net sales:
Turbine Systems	(2,269)	(1)	(3,472)	(1)	(4,599)	(1)	(8,009)	(1)
Airframe Systems	(613)	(0)	(701)	(0)	(1,291)	(0)	(1,359)	(0)
Electrical Power Systems	(10,863)	(3)	(13,300)	(4)	(18,785)	(3)	(27,225)	(4)
Engine Systems	(7,639)	(2)	(11,274)	(3)	(16,226)	(2)	(23,683)	(3)

Consolidated net external sales	$349,352	100%	$334,661	100%	$688,660	100%	$679,405	100%

Consolidated net external sales for the three and six months ended March 31, 2010 increased by $14,691, or 4.4%, and $9,255, or 1.4%, respectively, compared to the same periods in fiscal 2009. Details of the changes in consolidated net external sales are as follows:

	Three Month	Six Month
	Period	Period
Consolidated net external sales at March 31, 2009	$334,661	$679,405
Acquisition of HRT	59,129	117,329
Turbine Systems volume changes	(22,391)	(36,945)
Airframe Systems volume changes	(19,778)	(38,589)
Electrical Power Systems volume changes	(4,148)	(7,624)
Engine Systems volume changes	(5,293)	(41,327)
Price changes and sales mix	1,843	2,190
Effects of changes in foreign currency	5,329	14,221

Consolidated net external sales at March 31, 2010	$349,352	$688,660

Sales increases associated with the acquisition of HRT in April 2009 partially offset organic sales volume decreases. Total organic net sales decreased $44,438, or 13.3%, and $108,074, or 15.9%, for the three and six month periods ended March 31, 2010 compared to the three and six month periods ended March 31, 2009. Organic net sales declined primarily due to volume changes across all of our segments of $51,610 and $124,485 for the three and six month periods ended March 31, 2010 compared to the same periods in 2009.
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
Turbine Systems’ segment net sales (including intersegment sales) were $147,113 and $289,529 for the three and six months ended March 31, 2010 compared to $168,043 and $324,862 in the same periods of fiscal 2009. While we believe our experience is largely consistent with underlying economic market trends, we also believe the fleet dynamics of platforms on which we have content, such as Airbus A320 and Boeing 777, have allowed us to be somewhat less negatively impacted by the effects of the current economic down-cycle than some of our competitors. Primary impacts of the down-cycle have included slowing deliveries of business and regional jets, industrial aeroderivative gas turbines and industrial heavy frame gas turbines. Commercial aircraft deliveries of narrow-body and large-body aircraft and military sales have remained relatively stable, although order patterns have fluctuated.

Year-over-year declines were experienced in both the aerospace and industrial markets. The continuing impact of the global recession has resulted in excess temporary supplies of electricity in certain markets, which has contributed to reduced sales volumes of industrial gas and steam turbines. Also, uncertainty caused by the delay in issuance of new emissions standards in the U.S. continues to dampen customer demand.
Airframe Systems’ segment net sales (including intersegment sales) were $90,873 and $182,600 for the three and six month periods ended March 31, 2010 compared to $51,610 and $103,928 in the same periods of fiscal 2009.
On April 3, 2009, we acquired HRT and we have integrated this business into Woodward, and more specifically into our Airframe Systems segment. HRT net sales of $59,129 and $117,329 in the three and six month periods ended March 31, 2010 were down slightly compared to the same pre-acquisition periods in fiscal 2009 due to modest declines in our rotorcraft, military aircraft, military ground, and certain other markets.
Airframe Systems’ organic net sales for the three and six months ended March 31, 2010 were down 38.8% and 37.6% compared to the three and six months ended March 31, 2009. The sales decline in the organic business was primarily due to continued production softness in the overall regional and business jet OEM and aftermarket markets, coupled with reduced utilization of various platforms supplied by Airframe Systems to airframers. The sales decline was also impacted by reduced demand on various electro-optical programs to which we have significant exposure. Aftermarket net sales continued to experience slight declines due to passenger and cargo carriers removing planes from service.
Electrical Power Systems’ segment net sales (including intersegment sales) were $54,527 and $111,330 for the three and six month periods ended March 31, 2010, compared to $58,521 and $120,363 in the same periods a year ago. Without the effects of foreign currency exchange rates, net sales for the current three and six month periods would have been approximately $2,800 and $8,600 lower compared to the same periods ended March 31, 2009. Decreased sales of wind turbine converters were partially offset by increases in non-wind related power generation and distribution equipment.
Intersegment sales declined $2,437 and $8,440 during the three and six month periods ended March 31, 2010 to $10,863 and $18,785, respectively, compared to the three and six month periods ended March 31, 2009. The intersegment sales declines reflect weakness in demand for industrial gas turbine and reciprocating engines used in power generation applications.
Wind converter sales declined in the three and six months ended March 31, 2010 as compared to the same periods of fiscal 2009. During the first three quarters of fiscal 2009, Electrical Power Systems experienced growth in demand for wind converters, but saw a significant decrease in demand during the second half of fiscal 2009, which has continued during the first six months of fiscal 2010. Wind converter demand continues to be impacted by tighter lender requirements for project financing as well as delays in finalizing government subsidy programs in the U.S. and elsewhere.
During the second half of fiscal 2009 demand for our non-wind power generation and distribution equipment and services declined. Demand for these products was up slightly in the three months ended March 31, 2010 compared to the same period of fiscal 2009.
Engine Systems’ segment net sales (including intersegment sales) were $78,223 and $146,102 for the three and six months ended March 31, 2010 compared to $85,234 and $190,528 in the same periods of fiscal 2009. However, sales for the three months ended March 31, 2010 were up $10,344 from $67,879 in the three months ended December 31, 2009.
Although sales of short-cycle engine control products supporting the construction and alternative-fuel vehicle markets have shown improvements, the lower year-over-year sales levels were primarily attributable to continued declines in large engine applications which serve the marine and power generation markets.
Price changes and sales mix: Selling price increases across several products in Turbine Systems and Engine Systems were in response to prevailing market conditions, partially offset by price decreases and changes in sales mix by customer in Electrical Power Systems.
Foreign currency exchange rates: Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), European Monetary Units (the “Euro”), Great Britain pounds (“GBP”) and Chinese Yuan (“CNY”). As the USD, Euro and GBP fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. If CNY, which has not fluctuated against other currencies in 2009 or 2010, is allowed to fluctuate against other currencies in the future, we would be exposed to gains or losses on sales transactions denominated in CNY.
During the first three and six months of fiscal 2010, our organic net sales were positively impacted by approximately $5,300 and $14,200 due to changes in foreign currency exchange rates, compared to the same periods of fiscal 2009.

Costs and Expenses
The following table presents costs and expenses in relation to net sales:

	Three Months Ended March 31,				Six Months Ended March 31,
	2010		2009		2010		2009
		% of Net		% of Net		% of Net		% of Net
		Sales		Sales		Sales		Sales
Net sales	$349,352	100.0%	$334,661	100.0%	$688,660	100.0%	$679,405	100.0%

Cost of goods sold	$244,316	69.9%	$235,539	70.4%	$483,868	70.3%	$479,825	70.6%
Selling, general, and administrative expenses	34,130	9.8	29,093	8.7	66,965	9.7	61,553	9.1
Research and development costs	19,698	5.6	18,796	5.6	38,012	5.5	37,880	5.6
Amortization of intangible assets	8,655	2.5	5,055	1.5	17,836	2.6	9,883	1.5
Restructuring and other charges	—	—	15,159	4.5		0.0	15,159	2.2
Interest and other income	(593)	(0.2)	(559)	(0.2)	(1,057)	(0.2)	(1,252)	(0.2)
Interest and other expenses	7,328	2.1	6,723	2.0	15,728	2.3	13,344	2.0

Consolidated costs and expenses	$313,534	89.7%	$309,806	92.6%	$621,352	90.2%	$616,392	90.7%

Cost of goods sold decreased to $244,316, or 69.9% of sales, in the three months ended March 31, 2010 from $235,539, or 70.4% of sales, in the three months ended March 31, 2009. Cost of goods sold decreased to $483,868, or 70.3% of sales, in the six months ended March 31, 2010 from $479,825, or 70.6% of sales, for the six months ended March 31, 2009.
Correspondingly, gross margins (as measured by net sales less cost of goods sold divided by net sales) increased to 30.1% and 29.7% for the three and six months ended March 31, 2010, compared to 29.6% and 29.4% for the same periods last year, largely as a result of our focus on cost control.
During the three and six month periods ending March 31, 2010, cost of goods sold increased by approximately $3,700 and $9,800 due to changes in foreign currency exchange rates, compared to the same period of fiscal 2009.
Selling, general, and administrative expenses increased as a percent of sales to 9.8% and 9.7% for the three and six months ended March 31, 2010 as compared to 8.7% and 9.1% in the same periods of fiscal 2009. Selling, general, and administrative expenses for the three and six months ended March 31, 2010 increased $5,037 and $5,412 compared with the same periods of fiscal 2009, reflecting the addition of the related expenses of the HRT business and higher variable compensation accruals compared to amounts recorded in the same periods in the prior year, partially offset by the impact of cost reduction efforts taken during fiscal 2009.
Research and development costs as a percent of sales were 5.6% and 5.5% for the three and six month periods ended March 31, 2010 compared to 5.6% for both periods in fiscal 2009. Research and development costs increased $902 and $132 for the three and six months ended March 31, 2010 compared to the same periods in the prior year. Results for the three and six month periods ended March 31, 2010 reflect the impact of the acquisition of HRT offset by reduced workforce resulting from fiscal 2009 restructuring activities, when compared to the three and six month periods in fiscal 2009. Our research and development activities extend across virtually our entire customer base, and our current level of spending is consistent with our strategy of continuing to invest in future platforms and technologies.
Amortization of intangible assets as a percent of sales was 2.5% and 2.6% for the three and six months ended March 31, 2010 compared to 1.5% for both periods of fiscal 2009, primarily reflecting increased amortization expense related to $128,400 of intangible assets acquired in the HRT acquisition in April 2009.
Restructuring and other charges of $15,159 were recognized during the three months ended March 31, 2009. No restructuring charges were incurred in the three or six month periods ended March 31, 2010 or in the three month period ended December 31, 2008. The non-acquisition related restructuring and other charges recognized in the three months ended March 31, 2009 resulted from a number of projects we implemented which were intended to maintain our margins through cost reduction and efficiency improvements. The program savings were primarily related to indirect expenses, selling, general, and administrative expenses, material productivity, and facility rationalization.

Interest and other expenses as a percent of sales was 2.1% and 2.3% for the three and six months ended March 31, 2010 compared to 2.0% for both periods of fiscal 2009. Interest expense increased in the three and six month periods ended March 31, 2010 because of interest on $220,000 of long-term debt issued in April 2009, which was used primarily to finance the HRT acquisition, partially offset by interest savings due to debt reductions.
Since the acquisition of HRT in April 2009, we have made unscheduled prepayments of $151,000 on our outstanding long-term debt. Since the HRT acquisition, total current and long-term debt has declined from $651,859 to $463,659.
Earnings
The following table presents earnings by segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Turbine Systems	$32,355	$37,635	$64,429	$70,879
Airframe Systems	4,976	3,233	7,385	5,034
Electrical Power Systems	4,859	9,137	12,182	18,303
Engine Systems	6,147	4,882	9,382	12,468

Total segment earnings	48,337	54,887	93,378	106,684
Nonsegment expenses	(5,315)	(23,546)	(10,725)	(31,310)
Interest expense and income, net	(7,204)	(6,486)	(15,345)	(12,361)

Consolidated earnings before income taxes	35,818	24,855	67,308	63,013
Income tax expense	(11,642)	(6,333)	(20,686)	(17,388)

Consolidated net earnings	$24,176	$18,522	$46,622	$45,625

The following table presents earnings by segment as a percent of segment net sales, including intersegment sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Turbine Systems	22.0%	22.4%	22.3%	21.8%
Airframe Systems	5.5	6.3	4.0	4.8
Electrical Power Systems	8.9	15.6	10.9	15.2
Engine Systems	7.9	5.7	6.4	6.5
Total segment earnings decreased by $6,550 and $13,306 for the three and six months ended March 31, 2010 as compared to the same periods of fiscal 2009. Organic segment earnings decreased $14,847 and $27,703 for the three and six month periods in fiscal 2010 primarily due to organic sales volume declines of $44,438 and $108,074, and were partially offset by savings from workforce management and other cost savings initiatives.

Turbine Systems’ segment earnings decreased $5,280, or 14.0%, and $6,450, or 9.1%, in the three and six month periods ended March 31, 2010, as compared to the same periods of fiscal 2009 due to the following:

	Three Month	Six Month
	Period	Period
Earnings at March 31, 2009	$37,635	$70,879
Sales volume changes	(9,272)	(14,587)
Selling price changes	1,569	2,711
Sales mix	3,482	4,470
Changes in variable compensation	(996)	(1,449)
Effects of changes in foreign currency	(90)	(238)
Savings related to workforce management	2,300	4,600
Other, net	(2,273)	(1,957)

Earnings at March 31, 2010	$32,355	$64,429

Turbine Systems’ segment earnings decreased in the three and six months ended March 31, 2010 compared to the same periods in fiscal 2009 primarily as a result of the decrease in sales volume. Earnings as a percent of sales decreased to 22.0% in the three months ended March 31, 2010 compared to 22.4% in the same period of fiscal 2009. Earnings as a percent of sales improved in the six month period ending March 31, 2010 to 22.3% from 21.8% in the same period of fiscal 2009. The sales volume impact was partially offset by the impacts of workforce management and other cost control initiatives, a more favorable sales mix, and changes in our selling prices that were made in response to prevailing market conditions.
Airframe Systems’ segment earnings increased $1,743, or 53.9%, and $2,351, or 46.7%, in the three and six month periods ended March 31, 2010 as compared to the same periods of fiscal 2009 due to the following:

	Three Month	Six Month
	Period	Period
Earnings at March 31, 2009	$3,233	$5,034
Acquisition of HRT	8,297	14,397
Organic sales volume changes	(8,770)	(19,423)
Sales mix	(405)	(405)
Intangible amortization	(673)	(2,091)
Changes in variable compensation	(426)	(809)
Change in customer funded R&D	(879)	(1,639)
Savings related to workforce management	5,471	12,792
Other, net	(872)	(471)

Earnings at March 31, 2010	$4,976	$7,385

The HRT acquisition contributed $8,297 and $14,397 to Airframe Systems segment earnings for the three and six months ended March 31, 2010. Our Airframe Systems integration is expected to contribute to improved profitability, broader control system content, and better aftermarket presence and support. Airframe Systems has begun to realize previously anticipated benefits from cost reduction efforts taken at both MPC and HRT, and the operational integration of the MPC and HRT businesses is proceeding consistent with our expectations. Additional expense control initiatives, the costs of which were included in accrued restructuring costs recorded in connection with the HRT acquisition and related primarily to the planned closing of the Pacoima, California facility as part of a decision to consolidate HRT’s production facilities, are expected to occur during the remainder of calendar year 2010.
Segment earnings increased for the three and six month periods ended March 31, 2010 compared to the same periods of fiscal 2009, primarily due to the HRT acquisition and restructuring savings, partially offset by the impact of the organic sales volume declines, changes in customer funded R&D, higher levels of intangible amortization, and higher levels of variable compensation.

Organic segment earnings resulted in a loss of $3,321 during the three months ended March 31, 2010 compared to earnings of $3,233 in the same period of fiscal 2009. For the six month period ended March 31, 2010, organic segment earnings resulted in a loss of $7,012 compared to earnings of $5,034 in the prior year period. The decrease in organic earnings in both periods was driven primarily by the decrease in sales volumes, increased amortization expense, lower levels of customer funding for research and development, and increased costs associated with initiatives to secure new business and develop new platforms, partially offset by the impacts of workforce management actions taken during fiscal year 2009 in response to declining sales.
Non-cash intangible amortization expense in the three months ended March 31, 2010 of $7,023 and for the six month period ended March 31, 2010 of $14,522 were related to the MPC and HRT acquisitions.
Electrical Power Systems’ segment earnings decreased $4,278, or 46.8%, and $6,121, or 33.4%, in the three and six month periods ended March 31, 2010 as compared to the same periods of fiscal 2009 due to the following:

	Three Month	Six Month
	Period	Period
Earnings at March 31, 2009	$9,137	$18,303
Sales volume changes	(2,285)	(5,832)
Selling price changes	(207)	(270)
Sales mix	48	(270)
Changes in variable compensation	(724)	(940)
Effects of changes in foreign currency	486	1,094
Expansion of wind converter production in U.S. and China	(893)	(1,294)
Savings related to workforce management	553	1,270
Other, net	(1,256)	121

Earnings at March 31, 2010	$4,859	$12,182

The decrease in earnings in both the three and six month periods ended March 31, 2010 compared to the same periods in fiscal 2009 was driven mainly by the decrease in sales volumes, which was primarily due to reduced current market demand for wind turbines, and sales mix. Earnings were also negatively impacted by increased costs associated with expansion of wind converter production into the U.S. and China and higher variable compensation costs. These negative factors were partially offset by increased sales of power generation and distribution equipment, foreign currency exchange rates and savings realized as a result of workforce management actions taken during fiscal 2009 in response to declining sales.
Segment earnings as a percent of segment net sales were 8.9% and 10.9% for the three and six month periods ended March 31, 2010 compared to 15.6% and 15.2% in the same periods of fiscal 2009.
Engine Systems’ segment earnings increased $1,265, or 25.9%, and decreased $3,086, or 24.8%, in the three and six month periods ended March 31, 2010 as compared to the same periods of fiscal 2009 due to the following:

	Three Month	Six Month
	Period	Period
Earnings at March 31, 2009	$4,882	$12,468
Sales volume changes	(3,279)	(19,301)
Selling price changes	481	1,074
Sales mix	(771)	1,906
Changes in variable compensation	(650)	(981)
Effects of changes in foreign currency	614	1,719
Decreased infrastructure and overhead related expenses	1,455	1,781
Savings related to workforce management	2,400	8,546
Other, net	1,015	2,170

Earnings at March 31, 2010	$6,147	$9,382

In the three month period ended March 31, 2010, lower sales volumes, unfavorable sales mix and increases in variable compensation costs were more than offset by the benefits of cost savings related to workforce management activities in 2009, reduced infrastructure and overhead spending, and other factors, resulting in increased segment earnings.

Segment earnings decreased in the six month period ended March 31, 2010. Lower sales volumes and increases in variable compensation costs negatively impacted earnings, but were partially offset by price increases, favorable sales mix, cost savings related to workforce management activities, and reduced infrastructure and overhead spending.
Nonsegment expenses for the three and six month periods ended March 31, 2010 decreased to $5,315, or 1.5%, of sales and $10,725, or 1.6% of sales, from $23,546 and $31,310 in the same periods of fiscal 2009.
During the three months ended March 31, 2009, we recorded $16,605 in special charges to properly size our business for the economic environment related to the global recession. The special charges were composed of $14,254 in workforce management costs, $905 related to the impairment of a vacated facility, $1,255 in inventory write-downs related specifically to order cancellations and $191 in other charges. Without these special charges, nonsegment expenses for the three and six months ended March 31, 2009 were $6,941, or 2.1%, and $14,705, or 2.2% of net sales.
Excluding the impact of the special charges, the year-over-year decline in nonsegment expenses in the three and six months ended March 31, 2010 compared to the same periods in fiscal 2009 resulted mainly from reductions in variable compensation, cost reduction efforts and lower intercompany profit eliminations. We anticipate that our ongoing rate of spend will be slightly above the spend rate experienced during the six months ended March 31, 2010.
Income taxes were provided at an effective rate on earnings before income taxes of 32.5% and 30.7% for the three and six month periods ended March 31, 2010 compared to 25.5% and 27.6% for the same periods of fiscal 2009. The change in the effective tax rate (as a percent of earnings before income taxes) was attributable to the following:

	Three Month	Six Month
	Period	Period
Effective tax rate at March 31, 2009	25.5%	27.6%
Retroactive extension of research credit recorded in fiscal 2009	—	3.2
Research credit in fiscal 2010 as compared to fiscal 2009	1.5	0.7
Resolution of tax issue recorded in the six months ended March 31, 2009	8.4	5.4
Resolution of tax issue recorded in the six months ended March 31, 2010	(1.1)	(2.6)
Foreign earnings mix	(2.0)	(3.8)
Other changes, net	0.2	0.2

Effective tax rate at March 31, 2010	32.5%	30.7%

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $19,141 at March 31, 2010, and $19,783 at September 30, 2009. At March 31, 2010, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $15,461. At this time, we estimate that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $3,460 in the next twelve months through completion of reviews by various worldwide tax authorities.
We recognize interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $4,475 as of March 31, 2010 and $3,804 as of September 30, 2009.
Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2003 and forward. Woodward is subject to U.S. Federal income tax examinations for fiscal years 2006 and forward, and is subject to U.S. state income tax examinations for fiscal years 2005 and forward.
The U.S. research tax credit expired as of December 31, 2009. The U.S. Congress is considering legislation to provide a retroactive extension; however as of March 31, 2010, the expired tax credit has not been reinstated. Accounting guidance requires us to use the tax law in effect at the balance sheet date. Accordingly, the calculation of our 2010 income tax provision does not reflect any assumed benefit from the research tax credit for the nine months ended September 30, 2010. In the event the research tax credit is enacted in some form in future periods, we will account for that change in the tax law at that time.
We do not expect the Patient Protection and Affordable Care Act to impact our income tax expenses in 2010 or thereafter.
Financial Condition, Liquidity, and Capital Resources
We believe liquidity and cash generation are important to our strategy of self-funding our ongoing operating needs. We also believe that the restructuring actions we implemented in fiscal 2009 have generated, and will continue to generate, improved cash flows from operations and that this level of cash generation, together with our existing cash and available borrowings, will adequately support our on-going operations.

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
During fiscal 2009 we incurred $620,000 of long-term debt in connection with our 2009 acquisitions. Since April 2009, we have made non-scheduled principal prepayments of $151,000, including $82,000 during the first six months of fiscal year 2010. Year to date, we have made principal payments on our outstanding debt of $108,569.
At March 31, 2010, we were in compliance with the financial covenants under our existing long-term debt agreements and revolving credit facility.
We believe liquidity and cash generation are important to fund our ongoing operating needs. We also believe that the restructuring and other cost reduction actions we have been taking will continue to generate cash flow from operations and that this level of cash generation, together with our existing cash and available borrowings, will adequately support our operations.
We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities. However, we could be adversely affected if banks supplying our short-term borrowing requirements refuse to honor their contract commitments, cease lending, or declare bankruptcy. While we believe the lending institutions participating in our credit arrangements are financially capable, events in the global credit markets during fiscal year 2009 and the first half of fiscal 2010, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability.
Assets
Segment assets consist of accounts receivable, inventories, property, plant, and equipment - net, goodwill, and other intangibles — net. The following table presents assets by segment:

	March 31,	September 30,
	2010	2009
Turbine Systems	$338,437	$344,789
Airframe Systems	759,789	801,300
Electrical Power Systems	134,603	135,808
Engine Systems	189,532	200,226

Total segment assets	1,422,361	1,482,123
Nonsegment assets	175,977	214,299

Consolidated total assets	$1,598,338	$1,696,422

Turbine Systems’ segment assets decreased $6,352 during the six months ended March 31, 2010, reflecting lower net carrying cost of property, plant and equipment, accounts receivable and inventories. The decrease in property, plant and equipment was due to depreciation expense outpacing capital expenditures. Both accounts receivables and inventories were down slightly.
Airframe Systems’ segment assets decreased $41,511 during the six months ended March 31, 2010 as a result of lower accounts receivable, inventories, intangible assets, and property, plant and equipment. The decrease in accounts receivable and inventories is primarily due to lower sales volume and management’s focus on rationalizing inventory levels relative to anticipated sales activity. The decrease in intangible assets was due to amortization expense. The decrease in property, plant and equipment was due to depreciation expense outpacing capital expenditures.

Electrical Power Systems’ segment assets decreased $1,205 during the six months ended March 31, 2010 primarily due to lower inventory and intangible assets, partially offset by increased accounts receivable. The decrease in inventories is primarily due to lower sales volume compared to prior fiscal years and management’s focus on rationalizing inventory levels relative to anticipated sales activity. The decrease in intangible assets was due to amortization expense. Accounts receivable increased primarily due to longer terms granted to certain customers.
Excluding the effects of foreign currency exchange rates, Electrical Power Systems’ segment assets increased by approximately $6,100, due primarily to increases of accounts receivable and property, plant and equipment. The property, plant and equipment increases related mainly to capital expenditures associated with the expansion of our plant in Poland.
Engine Systems’ segment assets decreased by $10,694 during the six months ended March 31, 2010 due primarily to lower levels of property, plant and equipment and intangible assets. Property, plant and equipment decreased due to depreciation expense exceeding capital expenditures. Intangible assets decreased due to amortization expense recognized during six months ended March 31, 2010. Accounts receivable and inventories also decreased.
The effects of foreign currency fluctuations decreased Engine Systems’ segment assets by approximately $3,700 during the six months ended March 31, 2010.
Nonsegment assets decreased $38,322 during the six months ended March 31, 2010 primarily because of decreases in cash and cash equivalents and deferred income tax assets. The changes in cash and cash equivalents related to payments of long-term debt and the payment of $25,000 in connection with MPC Products’ settlement with the DOJ, partially offset by cash provided by operating activities. Changes in cash are discussed more fully in a separate section of this Management’s Discussion and Analysis.
Other Balance Sheet Measures

	March 31,	September 30,
	2010	2009

Working capital	$413,886	$434,166
Short-term borrowings	—	—
Long-term debt, less current portion	445,137	526,771
Other liabilities	106,641	110,010
Total Stockholders’ equity	743,457	711,515
Working capital (current assets less current liabilities) decreased to $413,886 at March 31, 2010 from $434,166 at September 30, 2009. Lower levels of cash, accounts receivable, inventories, and deferred income tax assets and higher accounts payable were partially offset by reductions in accrued liabilities and the current portion of long-term debt.
Short-term borrowings: We have a $225,000 revolving credit facility, with an option to increase the amount to $350,000, subject to the lenders’ participation. In addition, we have further short-term borrowing capabilities under various foreign lines of credit tied to net amounts on deposit at certain foreign financial institutions, which are generally reviewed annually for renewal. We use these facilities to meet short-term funding requirements. As of March 31, 2010 and September 30, 2009, no short-term borrowings were outstanding. As of March 31, 2010, we had borrowing availability of $221,856 under our $225,000 revolving credit facility, net of outstanding letters of credit, and borrowing availability of $6,675 under our foreign lines of credit, net of outstanding letters of credit.
Provisions of our short-term and long-term debt agreements include covenants customary to such agreements, including certain cross default provisions, which require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow ratio, and a maximum ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, plus any unusual non-cash charges to the extent deducted in computing net income, minus any unusual non-cash gains to the extent added in computing net income (“Debt Covenant EBITDA”). See additional discussion in Notes 11, Long-term debt, and 12, Line of credit facilities and short-term borrowings, to the Condensed Consolidated Financial Statements in “Item 1 — Financial Statements.”

Long-term debt, less current portion decreased in the six months ended March 31, 2010 due primarily to unscheduled debt prepayments made during the period and scheduled reclassifications of long-term debt to current portion of long-term debt. $82,000 of long-term debt was prepaid during the six months ended March 31, 2010, including $53,000 in the three months ended March 31, 2010.
Other liabilities include $83,812 of accrued retirement benefits, primarily related to postretirement employee benefit plans, which are not expected to significantly impact our cash flows during fiscal year 2010.
Stockholders’ equity increased by $31,942 in the six month period ended March 31, 2010, primarily due to net earnings during the period, which were partially offset by cash dividend payments to stockholders.
In 2007, the Board of Directors authorized the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in October 2010. No shares have been purchased under the authorization since fiscal 2008. As of March 31, 2010 and $168,075 remains available for stock repurchase.
Commitments, contingencies and guarantees at March 31, 2010 include claims, pending or threatened litigation or other legal proceedings, or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workers’ compensation claims, contractual disputes, product warranty claims and alleged violations of various environmental laws. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
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
In the event of a change in control of Woodward, as defined in change-in-control agreements with our current corporate officers, we may be required to pay termination benefits to such officers. We believe the change-in-control agreements are appropriate to enable our executives to remain focused on running the business, and to protect the value of the Company by retaining key talent, in the event of a change in control. We further believe that change in control agreements are necessary to help ensure actions and behaviors that are aligned with and in the best interests of the Company’s stockholders in the event of a change of control and to facilitate a smooth transition.
Contractual Obligations
We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pensions and retirement healthcare. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009. We prepaid $82,000 of long-term debt during the six months ended March 31, 2010.
In connection with the sale of the F&P product line during fiscal 2009, we intend to assign to a subsidiary of the purchaser our rights and responsibilities related to certain contracts with the U.S. Government. As is customary and as requested by the U.S. Government, we expect to guarantee to the U.S. Government the purchaser’s subsidiary’s obligations under the contracts. The purchaser has agreed to indemnify us for any liability incurred with respect to the guarantee.

Cash Flows
Cash flows were as follows:

	Six Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$125,981	$51,826
Net cash used in investing activities	(38,230)	(384,231)
Net cash provided by (used in) financing activities	(114,580)	353,083
Effect of exchange rate changes on cash and cash equivalents	(1,474)	(3,638)

Net change in cash and cash equivalents	(28,303)	17,040
Cash and cash equivalents at beginning of period	100,863	109,833

Cash and cash equivalents at end of period	$72,560	$126,873

Net cash flows provided by operating activities increased by $74,155 for the six month period compared to the same period of fiscal 2009. The increase was driven mainly by decreases in inventories as a result of lower sales levels and by management’s focus on rationalizing inventory levels relative to anticipated sales activity and lower cash payments for accounts payable and variable compensation programs compared to the first six months of fiscal 2009.
As credit has remained tight during the first half of fiscal 2010 due to the global economy, we continue to believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe the restructuring and other cost reduction actions we have taken during fiscal year 2009 and the first half of fiscal 2010 will permit us to continue to generate adequate cash flow from operations. We also believe that this level of cash generation, together with our existing cash and available borrowings, will adequately support our operations.
Net cash flows used in investing activities decreased by $346,001 compared to the same period last year. During the six months ended March 31, 2009, we completed acquisitions which used $369,065 of cash. During the six months ended March 31, 2010 we paid $25,000 to the DOJ to settle a liability assumed in the MPC acquisition. The purchase price we paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition to account for this contingent liability, and therefore the $25,000 payment is classified as cash used for business acquisitions.
Cash paid for capital expenditures was $14,136 during the six months ended March 31, 2010, compared to $15,354 during the same period last year. We intend to remain focused on our low cost strategy, continuing our expansion in Poland, which came online during the three months ended March 31, 2010, and maximizing efficient use of existing resources. Future capital expenditures are expected to be funded through cash flows from operations, borrowings under our revolving credit facility and available foreign lines of credit.
On April 21, 2010, Woodward’s Board of Directors approved the purchase by Woodward of the 26% noncontrolling interest in Woodward Governor India Limited, a Woodward consolidated subsidiary, for approximately $8,000. Upon completion of the transaction, Woodward will own 100% of Woodward Governor India Limited. The transaction is expected to be completed during the fiscal quarter ending June 30, 2010.
Net cash flows provided by (used in) financing activities decreased by $467,663 during the six months ended March 31, 2010 compared to the same period last year. During the six months ended March 31, 2009, we issued $400,000 of long-term debt, which was used primarily to finance business acquisitions. During the six months ended March 31, 2010, we repaid $108,569 of outstanding debt, including unscheduled debt prepayments of $82,000.
As a result of the decreases in outstanding current and long-term debt during the six months ended March 31, 2010, our debt to total capitalization ratio decreased to 38.4% as of March 31, 2010 compared to 44.6% as of September 30, 2009.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1, Basis of presentation and nature of operations, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2009 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009, include estimates for revenue recognition, purchase accounting, inventory valuation, postretirement benefit obligations, reviews for impairment of goodwill, and our provision for income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

Our management discusses the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors at least annually.
Goodwill is tested for impairment on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we compare the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal 2009 or in the first six months of fiscal 2010.
We completed our annual goodwill impairment test during the quarter ended March 31, 2010. The fair value of the reporting units was based on reporting unit level cash flow forecasts which have been updated to reflect current global economic conditions, including anticipated weakening of global demand for certain products. Forecasted cash flows were discounted using an 11.3% weighted average cost of capital assumption. The terminal value of the forecasted cash flows assumed an annual compound growth rate of 4.5% after five years and was calculated using the Gordon Growth Model.
The results of our fiscal 2010 annual goodwill impairment test performed as of March 31, 2010 indicated that no goodwill impairment existed. The estimated fair value of each of our reporting units was in excess of it carrying value. At March 31, 2010 the reporting unit with the closest ratio of estimated fair value to carrying value was our recently acquired Airframe Systems reporting unit, which has a significant concentration of business in the presently depressed business jet and regional jet market segments. Our analysis indicates a premium of over 30% compared to this reporting unit’s carrying value.
As part of our ongoing monitoring efforts, we will continue to consider the global economic environment and its potential impact on our businesses in assessing goodwill recoverability. There can be no assurance that our estimates and assumptions regarding forecasted cash flows of certain reporting units as well as the duration of the current economic downturn, or the period or strength of the recovery, made for purposes of the annual goodwill impairment test performed during the second fiscal quarter of 2010, will prove to be accurate predictions of the future. If our assumptions are not realized it is possible that an impairment charge may need to be recorded in future periods.
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
Our market risks are discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009.
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
In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, and with limited exceptions, acquisition-related costs will generally be expensed as incurred. This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. This guidance must be applied prospectively to business combinations that are consummated on or after October 1, 2009. Accordingly, we will record and disclose business combinations under the revised standard for any transactions consummated on or after October 1, 2009. In addition, adjustments of certain income tax balances related to acquired deferred assets, including those acquired prior to the adoption of this new authoritative guidance, will be reported as an increase or decrease to income tax expense. Accordingly, we have recorded adjustments of certain income tax balances under the revised authoritative guidance beginning October 1, 2009.
In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported in the Condensed Consolidated Balance Sheets within stockholders’ equity, but separate from the parent’s stockholders’ equity. This guidance also requires consolidated net earnings and comprehensive earnings to include the amounts attributable to both the parent and the noncontrolling interest. We adopted this guidance effective October 1, 2009. This guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in fiscal 2010, except for the presentation and disclosure requirements, which has been applied retrospectively for all periods presented. Accordingly, the following have been retrospectively adjusted: our Condensed Consolidated Statement of Earnings for the three and six months ended March 31, 2009, our Condensed Consolidated Balance Sheet as of September 30, 2009, our Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2009, our Condensed Consolidated Statement of Stockholders’ Equity for the six months ended March 31, 2009, accumulated other comprehensive earnings for the six months ended March 31, 2009 as presented in Note 18, Accumulated other comprehensive earnings, and total comprehensive earnings for the three and six months ended March 31, 2009 as presented in Note 19, Total comprehensive earnings, in the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Issued but not yet effective accounting standards:
In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The required disclosures must be provided for fiscal years ending after December 15, 2009 (our fiscal 2010 year-end). These disclosures will be presented in our Consolidated Financial Statements for the year ended September 30, 2010. Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. We do not expect this guidance to have a significant impact on our September 30, 2010 Consolidated Financial Statements.
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
In October 2009, the FASB issued authoritative guidance that enables vendors to account for products or services sold to customers (deliverables) separately rather than as a combined unit, as was generally required by past guidance. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change, which will likely result in the requirement to separate more deliverables within an arrangement, relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. This guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). We expect to adopt the guidance as of October 1, 2010. We are currently assessing the impact this guidance may have on our Condensed Consolidated Financial Statements.
In October 2009, the FASB issued authoritative guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements. The revised guidance provides that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Subtopic 985-605. In addition, the guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. This guidance is required to be adopted in fiscal years beginning on or after June 15, 2010 (our fiscal year 2011). We expect to adopt the guidance as of October 1, 2010. We are currently assessing the impact this guidance may have on our Condensed Consolidated Financial Statements.

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
These market risks are discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009.
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
Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations; they concluded that our disclosure controls and procedures were effective as of March 31, 2010.
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
We considered the results of our pre-acquisition due diligence activities, the continuation by HRT of its established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities as part of our overall evaluation of disclosure controls and procedures as of March 31, 2010. The objectives of HRT’s established internal control over financial reporting are consistent, in all material respects, with Woodward’s objectives. However, we believe the design of HRT’s established internal control over financial reporting is sufficiently different from Woodward’s overall design to conclude that Woodward’s internal control over financial reporting materially changed during the quarter in which we completed our acquisition of HRT, which was the quarter ended June 30, 2009. We are in the process of completing a more complete review of HRT’s internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Woodward. HRT constituted 21.5% of the total assets in Woodard’s Condensed Consolidated Financial Statements as of March 31, 2010. HRT constituted 17.0% of the total net sales in Woodward’s Condensed Consolidated Financial Statements for the six months ended March 31, 2010.

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
Item 1A. Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized in “Item 1A. Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009, when making investment decisions regarding our securities. The risk factors that were disclosed in our Form 10-K have not materially changed since the date our Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Recent Sales of Unregistered Securities
Sales of common stock issued from treasury to one of our directors during the second quarter of fiscal 2010 consisted of the following:

	Total Shares	Consideration
	Sold	Received
(in thousands)

January 1, 2010 through January 31, 2010	224	$6
February 1, 2010 through February 28, 2010	—	—
March 1, 2010 through March 31, 2010	—	—
The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.
(b)	Issuer Purchases of Equity Securities

Maximum
Number (or
			Total Number	Approximate
			of Shares	Dollar Value)
			Purchased as	of Shares that
			Part of	may yet be
			Publicly	Purchased
	Total Number		Announced	under the
	of Shares	Average Price	Plans or	Plans or
	Purchased	Paid Per Share	Programs	Programs (1)
(in thousands)

January 1, 2010 through January 31, 2010	$—	$—	—	$168,075
February 1, 2010 through February 28, 2010	—	—	—	168,075
March 1, 2010 through March 31, 2010 (2)	674	31.98	—	168,075

(1)	During September 2007, the Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or privately negotiated transactions over a three-year period that will end in October 2010.

(2)	The Woodward Governor Company Executive Benefit Plan, which is a separate legal entity, acquired shares of common stock on the open market related to the reinvestment of dividends for treasury stock shares under our deferred compensation plan.

Item 4. Other Information
Three matters were submitted to a vote of stockholders at the January 22, 2010 Annual Meeting of Stockholders. The results of the voting were as follows:

	For	Withheld
1. Election of Directors for a three year term:
John D. Cohn	53,145,165	1,359,190
Michael H. Joyce	53,086,800	1,417,555
James R. Rulseh	53,126,324	1,378,031

	For	Against	Abstain
2. Ratification of the Appointment of Independent Registered Public Accounting Firm	61,470,942	585,253	148,223

	For	Against	Abstain
3. Shareholder proposal to eliminate the classification of the terms of the Directors	36,676,465	16,963,517	864,363
Item 6. Exhibits
(a) Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD GOVERNOR COMPANY
Date: April 22, 2010	/s/ Thomas A. Gendron
Thomas A. Gendron
Chief Executive Officer and President (Principal Executive Officer)

Date: April 22, 2010	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD GOVERNOR COMPANY
EXHIBIT INDEX

Exhibit
Number	Description:

31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.

31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.

32.1	Section 1350 certifications, filed as an exhibit.