Form 10-Q
period 2010-06-30
WOODWARD GOVERNOR CO
filed 2010-07-29
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 26, 2010 68,162,768 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(as recast, Note 2)		(as recast, Note 2)

Net sales	$356,367	$386,193	$1,045,027	$1,065,598
Costs and expenses:
Cost of goods sold	249,966	287,094	733,834	766,919
Selling, general and administrative expenses	31,394	33,182	98,359	94,735
Research and development costs	21,419	20,676	59,431	58,556
Amortization of intangible assets	8,635	8,286	26,471	18,169
Restructuring and other charges	—	—	—	15,159
Interest expense	6,949	10,886	22,524	24,130
Interest income	(97)	(19)	(327)	(902)
Other income	(7)	(606)	(834)	(975)
Other expense	56	137	209	237

Total costs and expenses	318,315	359,636	939,667	976,028

Earnings before income taxes	38,052	26,557	105,360	89,570
Income taxes	(6,187)	(1,696)	(26,873)	(19,084)

Net earnings	31,865	24,861	78,487	70,486
Net losses (earnings) attributable to noncontrolling interests, net	(120)	136	(318)	49

Net earnings attributable to Woodward	$31,745	$24,997	$78,169	$70,535

Comprehensive Earnings (Note 18):
Comprehensive earnings attributable to Woodward	$17,295	$38,629	$51,083	$66,447
Comprehensive earnings (losses) attributable to noncontrolling interests	142	(53)	423	(97)

Comprehensive earnings	$17,437	$38,576	$51,506	$66,350

Earnings per share (Note 6):
Basic earnings per share attributable to Woodward	$0.46	$0.37	$1.14	$1.04
Diluted earnings per share attributable to Woodward	$0.45	$0.36	$1.12	$1.02

Weighted Average Common Shares Outstanding (Note 6):
Basic	68,489	67,875	68,428	67,831
Diluted	69,987	69,012	69,871	69,050
Cash dividends per share paid to Woodward common stockholders	$0.060	$0.060	$0.180	$0.180
See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2010	September 30, 2009
		(as recast, Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$78,708	$100,863
Accounts receivable, less allowance for losses of $1,867 and $2,660, respectively	195,453	209,626
Inventories	289,655	302,339
Income taxes receivable	8,185	16,302
Deferred income tax assets	39,842	45,413
Other current assets	22,245	21,701

Total current assets	634,088	696,244
Property, plant and equipment, net	187,497	208,885
Goodwill	436,144	442,802
Intangible assets, net	300,133	327,773
Deferred income tax assets	7,259	8,200
Other assets	12,467	12,518

Total assets	$1,577,588	$1,696,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—
Current portion of long-term debt	18,488	45,569
Accounts payable	93,622	81,108
Income taxes payable	4,847	8,084
Accrued liabilities	94,171	127,317

Total current liabilities	211,128	262,078
Long-term debt, less current portion	435,174	526,771
Deferred income tax liabilities	81,068	86,048
Other liabilities	101,186	110,010

Total liabilities	828,556	984,907

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	72,701	73,197
Accumulated other comprehensive earnings (losses)	(17,073)	10,129
Deferred compensation	4,873	4,904
Retained earnings	807,358	741,505

	867,965	829,841
Treasury stock at cost, 4,437 shares and 4,621 shares, respectively	(114,060)	(115,478)
Treasury stock held for deferred compensation, at cost, 357 shares and 389 shares, respectively	(4,873)	(4,904)

Total Woodward stockholders’ equity	749,032	709,459
Noncontrolling interest in consolidated subsidiary (Notes 2 and 18)	—	2,056

Total stockholders’ equity	749,032	711,515

Total liabilities and stockholders’ equity	$1,577,588	$1,696,422

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2010	2009
		(as recast, Note 2)
Cash flows from operating activities
Net earnings	$78,487	$70,486
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56,455	46,066
Net (gain) loss on sales of assets	(99)	763
Stock-based compensation	5,186	4,336
Excess tax benefits from stock-based compensation	(1,588)	(278)
Deferred income taxes	5,135	16,777
Reclassification of unrealized losses on derivatives to earnings	185	154
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	7,342	16,120
Inventories	6,347	22,345
Accounts payable and accrued liabilities	10,587	(48,146)
Current income taxes	6,871	(4,564)
Other	(13,299)	(8,327)

Net cash provided by operating activities	161,609	115,732

Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(18,834)	(17,915)
Proceeds from the sale of other assets	268	4,338
Business acquisitions, net of cash acquired	(25,000)	(749,844)
Proceeds from working capital adjustment on disposal of F&P product line	660	—

Net cash used in investing activities	(42,906)	(763,421)

Cash flows from financing activities:
Cash dividends paid	(12,971)	(12,783)
Proceeds from sales of treasury stock	2,709	1,646
Purchases of treasury stock	(2,383)	—
Excess tax benefits from stock compensation	1,588	278
Purchase of noncontrolling interest	(8,120)	—
Proceeds from issuance of long-term debt	—	620,000
Borrowings on revolving lines of credit and short-term borrowings	71,653	140,293
Payments on revolving lines of credit and short-term borrowings	(71,653)	(101,324)
Payments of long-term debt	(118,492)	(14,833)
Payments of long-term debt assumed in MPC acquisition	—	(18,610)
Payment for cash flow hedge	—	(1,308)
Debt issuance costs	—	(5,602)

Net cash provided by (used in) financing activities	(137,669)	607,757

Effect of exchange rate changes on cash and cash equivalents	(3,189)	(2,345)

Net change in cash and cash equivalents	(22,155)	(42,277)
Cash and cash equivalents at beginning of period	100,863	109,833

Cash and cash equivalents at end of period	$78,708	$67,556

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of shares				Stockholders’ equity
							Accumulated other comprehensive earnings
										Total
				Treasury			Foreign	Unrealized	Minimum	accumulated				Treasury	Noncontrolling
				stock held for		Additional	currency	derivative	postretirement	other			Treasury	stock held for	interest in	Total
	Preferred	Common	Treasury	deferred	Common	paid-in	translation	gains	benefit liability	comprehensive	Deferred	Retained	stock at	deferred	consolidated	stockholders’
	stock	stock	stock	compensation	stock	capital	adjustments	(losses)	adjustments	earnings	compensation	earnings	cost	compensation	subsidiary	equity

Balances as of September 30, 2009	—	72,960	(4,621)	(389)	$106	$73,197	$29,464	$(801)	$(18,534)	$10,129	$4,904	$741,505	$(115,478)	$(4,904)	$2,056	$711,515
Net earnings	—	—	—	—	—	—	—	—	—	—	—	78,169	—	—	318	78,487
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(12,316)	—	—	(655)	(12,971)
Purchases of Treasury Stock	—	—	(85)	—	—	—	—	—	—	—	—	—	(2,383)	—	—	(2,383)
Sale of Treasury Stock	—	—	266	—	—	(1,114)	—	—	—	—	—	—	3,760	—	—	2,646
Purchase of noncontrolling interest	—	—	—	—	—	(6,180)	(116)	—	—	(116)	—	—	—	—	(1,824)	(8,120)
Tax benefit attributable to exercise of stock options	—	—	—	—	—	1,588	—	—	—	—	—	—	—	—	—	1,588
Stock-based compensation	—	—	—	—	—	5,186	—	—	—	—	—	—	—	—	—	5,186
Purchase of stock by deferred compensation plan	—	—	3	(3)	—	24	—	—	—	—	144	—	41	(144)	—	65
Distribution of stock from deferred compensation plan	—	—	—	35	—	—	—	—	—	—	(175)	—	—	175	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(29,525)	—	—	(29,525)	—	—	—	—	163	(29,362)
Reclassification of unrecognized derivative losses (gains) to earnings	—	—	—	—	—	—	—	185	—	185	—	—	—	—	—	185
Minimum post-retirement benefits liability adjustments	—	—	—	—	—	—	—	—	396	396	—	—	—	—	—	396
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	2,233	(54)	(321)	1,858	—	—	—	—	(58)	1,800

Balances as of June 30, 2010	—	72,960	(4,437)	(357)	$106	$72,701	$2,056	$(670)	$(18,459)	$(17,073)	$4,873	$807,358	$(114,060)	$(4,873)	$—	$749,032

Balances as of September 30, 2008	—	72,960	(5,261)	(404)	$106	$68,520	$23,709	$(137)	$(3,087)	$20,485	$5,283	$663,442	$(122,759)	$(5,283)	$2,622	$632,416
Net earnings	—	—	—	—	—	—	—	—	—	—	—	70,535	—	—	(49)	70,486
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(12,209)	—	—	(574)	(12,783)
Sale of Treasury Stock	—	—	183	—	—	(697)	—	—	—	—	—	—	1,671	—	—	974
Tax benefit attributable to exercise of stock options	—	—	—	—	—	278	—	—	—	—	—	—	—	—	—	278
Stock-based compensation	—	—	—	—	—	4,336	—	—	—	—	—	—	—	—	—	4,336
Purchase of stock by deferred compensation plan	—	—	35	(37)	—	304	—	—	—	—	732	—	369	(732)	—	673
Distribution of stock from deferred compensation plan	—	—	—	44	—	—	—	—	—	—	(1,071)	—	—	1,071	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(1,349)	—	—	(1,349)	—	—	—	—	(75)	(1,424)
Reclassification of unrecognized losses (gains) to earnings	—	—	—	—	—	—	—	154	—	154	—	—	—	—	—	154
Realized loss on cash flow hedge, net of taxes	—	—	—	—	—	—	—	(811)	—	(811)	—	—	—	—	—	(811)
Minimum post-retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(92)	(92)	—	—	—	—	—	(92)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	(1,932)	(58)	—	(1,990)	—	—	—	—	27	(1,963)

Balances as of June 30, 2009	—	72,960	(5,043)	(397)	$106	$72,741	$20,428	$(852)	$(3,179)	$16,397	$4,944	$721,768	$(120,719)	$(4,944)	$1,951	$692,244

See accompanying Notes to Consolidated Financial Statements.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
Note 1. Basis of presentation and nature of operations
Basis of presentation
The Condensed Consolidated Financial Statements of Woodward Governor Company (“Woodward” or the “Company”) as of June 30, 2010 and for the three and nine months ended June 30, 2010 and June 30, 2009, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2010, and the results of operations, cash flows, and changes in equity for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2009 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, adjusted to reflect the October 1, 2009 adoption of authoritative guidance relative to accounting and reporting standards for the noncontrolling interest in a subsidiary and authoritative guidance relative to inclusion of participating securities in the calculation of earnings per share, as discussed in Note 2, New accounting standards. The results of operations for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.
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
Management is required to use estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements. Significant estimates in these Condensed Consolidated Financial Statements include allowances for doubtful accounts, net realizable value of inventories, warranty reserves, percentage complete on long-term contracts, cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, and contingencies. Actual results could vary materially from Woodward’s estimates.
Nature of operations
Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions used in global infrastructure equipment. Woodward serves the aerospace and defense, power generation and distribution, and transportation markets. Our systems and components optimize performance of commercial aircraft, military aircraft, ground vehicles and other equipment; gas and steam turbines; wind turbines, including converters and grid related equipment; industrial diesel, gas and alternative fuel engines; and electrical power systems. Woodward’s innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable and more cost-effective equipment. Woodward’s customers include leading original equipment manufacturers (“OEMs”) and end users of their products.
Woodward has four operating business segments: Turbine Systems, Airframe Systems, Electrical Power Systems and Engine Systems:
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
Notes to Condensed Consolidated Financial Statements (Continued)
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
To provide better focus and alignment of its business segment operations, Woodward moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the three and nine month periods ended June 30, 2009 has been recast to reflect the realigned segment structure.
Note 2. New accounting standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, Woodward believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Condensed Consolidated Financial Statements upon adoption.
Accounting changes and recently adopted accounting standards
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations,” which has been codified into ASC 805, “Business Combinations.” ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. This guidance must be applied prospectively to business combinations that are consummated on or after the adoption date. Woodward adopted this guidance on October 1, 2009. Accordingly, Woodward will record and disclose business combinations under the revised guidance for any transactions consummated on or after October 1, 2009.
In addition, ASC 805 requires that adjustments of certain income tax balances related to acquired tax assets and assumed tax liabilities, including those acquired prior to the adoption of ASC 805, should be reported as an increase or decrease to income tax expense. Accordingly, Woodward has recorded adjustments of certain income tax balances under the revised authoritative guidance beginning October 1, 2009.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which has been codified into ASC 810, “Consolidation.” The guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported in the Condensed Consolidated Balance Sheets within stockholders’ equity, but separate from the parent’s stockholders’ equity. This guidance also requires consolidated net earnings and comprehensive earnings to include the amounts attributable to both the parent and the noncontrolling interest. Woodward adopted this guidance effective October 1, 2009. Woodward must apply this guidance prospectively for fiscal years and interim periods within those fiscal years beginning in fiscal 2010, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. Accordingly, the following have been retrospectively adjusted: the Condensed Consolidated Statement of Earnings for the three and nine months ended June 30, 2009, the Condensed Consolidated Balance Sheet as of September 30, 2009, the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2009, the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended June 30, 2009 and total comprehensive earnings for the three and nine months ended June 30, 2009 as presented in Note 18, Total comprehensive earnings. In accordance with the authoritative guidance, Woodward’s Consolidated Financial Statements have been recast from amounts previously reported as follows:

	As of September 30,
	2009		2008		2007
	As previously		As previously		As previously
	reported	As recast	reported	As recast	reported	As recast
Balance Sheet:
Total assets	$1,696,422	$1,696,422	$927,017	$927,017	$829,767	$829,767

Total liabilities	$987,184	$984,907	$297,389	$294,601	$285,336	$282,554
Total stockholders’ equity	709,238	711,515	629,628	632,416	544,431	547,213

Total liabilities and stockholders’ equity	$1,696,422	$1,696,422	$927,017	$927,017	$829,767	$829,767

Statements of stockholders’ equity:
Preferred stock	$—	$—	$—	$—	$—	$—
Common stock	106	106	106	106	106	106
Additional paid-in capital	73,197	73,197	68,520	68,520	48,641	48,641
Accumulated other comprehensive earnings	9,908	10,129	20,319	20,485	23,010	22,892
Deferred compensation	4,904	4,904	5,283	5,283	4,752	4,752
Retained earnings	741,505	741,505	663,442	663,442	565,136	565,136
Treasury Stock	(120,382)	(120,382)	(128,042)	(128,042)	(97,214)	(97,214)

Total Woodward stockholders’ equity	709,238	709,459	629,628	629,794	544,431	544,313
Noncontrolling interest in consolidated subsidiary	—	2,056	—	2,622	—	2,900

Total stockholders’ equity	$709,238	$711,515	$629,628	$632,416	$544,431	$547,213

	For the year ended September 30,
	2009		2008		2007
	As previously		As previously		As previously
	reported	As recast	reported	As recast	reported	As recast
Statements of Earnings:
Net sales	$1,430,125	$1,430,125	$1,258,204	$1,258,204	$1,042,337	$1,042,337
Total costs and expenses	1,307,713	1,307,649	1,076,294	1,075,619	910,349	909,657

Earnings before income taxes	122,412	122,476	181,910	182,585	131,988	132,680
Income taxes	(28,060)	(28,060)	(60,030)	(60,030)	(33,831)	(33,831)

Net earnings	94,352	94,416	121,880	122,555	98,157	98,849
Net earnings attributable to noncontrolling interests	—	(64)	—	(675)	—	(692)

Net earnings attributable to Woodward	$94,352	$94,352	$121,880	$121,880	$98,157	$98,157

Comprehensive earnings attributable to Woodward	$83,941	$83,996	$119,189	$119,473	$109,528	$109,319
Comp. earnings attributable to noncontrolling interests	—	9	—	391	—	901

Comprehensive earnings	$83,941	$84,005	$119,189	$119,864	$109,528	$110,220

Earnings per share attributable to Woodward:
Basic	$1.39	$1.39	$1.80	$1.80	$1.43	$1.43
Diluted	$1.37	$1.37	$1.75	$1.75	$1.39	$1.39

Statements of cash flows:
Cash flows provided by operating activities	$218,652	$219,226	$125,354	$126,023	$117,718	$117,718
Cash used in investing activities	(714,130)	(714,130)	(35,909)	(35,909)	(67,048)	(67,048)
Cash provided by (used in) financing activities	487,940	487,366	(48,904)	(49,573)	(66,496)	(66,496)
Effect of exchange rate changes on cash and cash equivalents	(1,432)	(1,432)	(2,343)	(2,343)	3,743	3,743

Net change in cash and cash equivalents	$(8,970)	$(8,970)	$38,198	$38,198	$(12,083)	$(12,083)

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1 (“FSP EITF 03-6-1”), which has been codified into ASC 260, “Earnings per Share.” This guidance addresses whether securities granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. This guidance became effective for Woodward on October 1, 2009. Upon the adoption of this guidance, all outstanding shares of restricted stock, which are participating securities, are considered in the calculation of both the basic and fully diluted earnings per share calculations in these Condensed Consolidated Financial Statements. Because the effects of this change are required to be applied retrospectively, the historical earnings per share presented in the Condensed Consolidated Statements of Earnings and in Note 6, Earnings per share have been recast to reflect the retrospective application of this guidance.
Issued but not yet effective accounting standards:
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which has been codified into ASC 715, “Compensation - Retirement Benefits.” This guidance requires employers to provide additional disclosures about assets of defined benefit pension or other postretirement plans, including information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The required disclosures must be provided for fiscal years ending after December 15, 2009 (Woodward’s fiscal 2010) and will be included in Woodward’s Consolidated Financial Statements for the year ended September 30, 2010. Upon initial application, this guidance is not required to be applied to earlier periods presented for comparative purposes. Woodward does not expect this guidance to have a significant impact on its September 30, 2010 Consolidated Financial Statements.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.”
ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.
ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality.
ASU 2009-13 and ASU 2009-14 are required to be adopted concurrently in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for Woodward).
In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions, and requires certain disclosures regarding the use of the milestone method. The required disclosures must be provided for fiscal years beginning on or after June 15, 2010 and for interim periods within those years (fiscal year 2011 for Woodward).
Woodward expects to adopt ASU 2009-13, ASU 2009-14 and ASU 2010-17 as of October 1, 2010 and is currently assessing the impact that the adoption of these ASU’s may have on its Condensed Consolidated Financial Statements.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
Note 3. Supplemental statements of cash flows information
Supplemental cash flow information follows:

	Nine Months Ended
	June 30,
	2010	2009
Interest expense paid	$27,627	$19,048
Income taxes paid	27,104	16,446
Income tax refunds received	9,008	2,781

Non-cash investing activities:
Long-term debt assumed in business acquisition	—	18,610
Purchases of property, plant and equipment on account	751	3,756
Sales of assets on account	—	189
MPC Products Corporation (“MPC Products”), one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the Department of Justice (“DOJ”) regarding certain of its government contract pricing practices prior to June 2005. In fiscal 2010, MPC Products settled the criminal and civil claims related to the DOJ’s investigation and paid approximately $22,500 in compensation and a fine of $2,500. The purchase price Woodward paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above. Payment of this amount during the nine month period ended June 30, 2010 is reflected as an investing activity in the Condensed Consolidated Statement of Cash Flows.
Note 4. Business acquisitions and dispositions
HRT acquisition
On April 3, 2009, Woodward acquired all of the outstanding stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business, for $380,749.
HRT provides advanced technology, engineering development, and manufacturing of mission-critical actuation systems and controls for aircraft, turbine engines, weapons, and combat vehicles. It is recognized for hydraulic and electric primary flight control actuation products, including electro-mechanical actuation systems for unmanned combat air vehicles and weapons, such as the Joint Direct Attack Munitions (“JDAM”) and the AIM-9X Sidewinder; hydraulic and electric flight controls for fixed and rotor wing aircraft; servovalves for global aerospace; and turret controls and stabilization systems for the U.S. M1 Abrams Main Battle Tank and other armored vehicles worldwide. HRT has been integrated into Woodward’s Airframe Systems business segment.
Woodward has recorded the HRT acquisition described below using the purchase method of accounting and, accordingly, has included the results of operations of the acquired business in its consolidated results as of the date of the acquisition. In accordance with authoritative accounting guidance for business combinations in effect during its fiscal year ended September 30, 2009, the purchase price for this acquisition is allocated to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess purchase price over the respective fair values of assets is recorded as goodwill. Goodwill is not amortized under U.S. GAAP but is tested for impairment at least annually (see Note 9, Goodwill). The goodwill resulting from the HRT acquisition is tax deductible.
The purchase price for the HRT acquisition is as follows:

Cash paid to owners	$377,660
Cash acquired	(11)
Direct transaction costs	3,100

Total purchase price	$380,749

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
During the first six months of fiscal 2010, the estimated fair values of the acquired current assets were increased by $1,234, the accrued restructuring charges were increased by $1,834, and other current liabilities were decreased by $2,660 to reflect updated estimates of fair values of assets acquired and liabilities assumed as of April 3, 2009.
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
Woodward made a 338(h)(10) election under the U.S. Internal Revenue Code, which allows the HRT acquisition to be treated as an asset purchase for income tax purposes. Accordingly, any deferred tax assets and liabilities recorded by Textron Inc. at the acquisition date are not available to Woodward because the election causes the HRT acquisition to be treated, for income tax purposes, as though Woodward did not purchase an ongoing business.
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

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
The results of HRT’s operations are included in Woodward’s Consolidated Statements of Earnings as of April 3, 2009.
On August 10, 2009, Woodward HRT sold the F&P product line for $48,000. During the quarter ended March 31, 2010, Woodward received an additional $660 related to working capital adjustments typical in such transactions. The F&P product line provided a variety of off-turbine fuel management and pneumatic actuation components to producers of military and commercial aircraft and helicopters, as well as their suppliers. Woodward’s results of operations include approximately $5,917 of sales and $2,041 of pre-tax earnings from the F&P product line for the period from April 3, 2009 to June 30, 2009.
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
Prior to the HRT acquisition by Woodward, HRT was a wholly owned subsidiary of Textron Inc. and as such was not a stand-alone entity for financial reporting purposes. Accordingly, the historical operating results of HRT may not be indicative of the results that might have been achieved, historically or in the future, if HRT had been a stand-alone entity. The unaudited pro forma results for the three and nine month periods ended June 30, 2009 include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for stock options issued, adjustments for depreciation expense for property, plant, and equipment, adjustments to interest expense, adjustments for estimated general and administrative costs for HRT’s historical management and administrative structure and functions, disposal of the F&P product line, and related tax effects.
The unaudited pro forma results for the three and nine month periods ended June 30, 2009, compared to the actual results reported in these Condensed Consolidated Financial Statements, follow:

	Three Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2009
	As reported	Pro forma	As reported	Pro forma
Revenue	$386,193	$380,523	$1,065,598	$1,171,792
Net earnings	24,861	25,226	70,486	70,150
Earnings per share:
Basic	$0.37	$0.37	$1.04	$1.04
Diluted	0.36	0.37	1.02	1.02
Note 5. Income taxes
U.S. GAAP requires that the interim period tax provision be determined as follows:
•	At the end of each quarter, Woodward estimates the tax that will be provided for the fiscal year stated as a percentage of estimated “ordinary income” for the fiscal year. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

The estimated annual effective rate is applied to the year to date ordinary income at the end of each quarter to compute the year to date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year to date and the prior quarter year to date computations.

•	The tax effects of significant unusual or significant infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of Woodward in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, as a global commercial enterprise, Woodward’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.
The following table sets out the tax expense and the effective tax rate for Woodward’s income from operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Earnings before income taxes	$38,052	$26,557	$105,360	$89,570
Income tax expense	6,187	1,696	26,873	19,084
Effective tax rate	16.3%	6.4%	25.5%	21.3%
During the nine month period ended June 30. 2010, the Internal Revenue Service concluded an examination of Woodward’s U.S. Federal income tax returns for fiscal years 2007 and 2008. During the three months ended June 30, 2010, Woodward completed certain internal revaluation assessments and certain statutes of limitations expired. As a result, Woodward reduced its liability for unrecognized tax benefits during the three month period ended June 30, 2010 by a net favorable amount of $6,416.
The effective tax rates in both the three and nine month periods ended June 30, 2009 included net favorable resolutions of tax matters of $5,493 and $8,544, respectively.
The total amount of the gross liability for worldwide unrecognized tax benefits was $11,892 at June 30, 2010 and $19,783 at September 30, 2009.
The amounts of unrecognized tax benefits that would impact Woodward’s effective tax rate if recognized, net of expected offsetting adjustments, were $9,796 at June 30, 2010 and $15,550 at September 30, 2009. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $753 in the next twelve months through completion of reviews by various worldwide tax authorities.
Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $1,846 as of June 30, 2010 and $3,804 as of September 30, 2009.
Woodward’s tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2003 and forward. Woodward has been subject to U.S. Federal income tax examinations for fiscal years through 2008; however, certain subsidiaries have open tax years back to 2006, which pre-dates the inclusion of these subsidiaries in the Woodward consolidated return filing group. Woodward is subject to U.S. state income tax examinations for fiscal years 2005 and forward.
The U.S. research tax credit expired as of December 31, 2009. The U.S. Congress is considering legislation to provide a one-year, retroactive extension; however, as of June 30, 2010, the expired tax credit has not been reinstated. Accounting guidance requires us to use the tax law in effect at the balance sheet date. Accordingly, the calculation of our 2010 income tax provision does not reflect any assumed benefit from the research tax credit for the nine month period ended September 30, 2010. In the event that the research tax credit is enacted in some form in future periods, Woodward will account for that change in the tax law at that time.
Woodward does not expect the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, to impact its income tax expense in fiscal 2010 or thereafter.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
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
In November 2008, the FASB issued authoritative guidance addressing whether securities granted in share-based payment transactions are participating securities prior to vesting and, thus, need to be included in the earnings allocation in computing earnings per share under the two class method. This guidance became effective for Woodward on October 1, 2009 and is required to be applied retrospectively. Upon the adoption of this guidance, shares of restricted stock, which are participating securities, are considered in the calculation of both the basic and fully diluted earnings per share calculations. The June 30, 2009 historical earnings per share amounts presented below have been recast to reflect the retrospective application of this guidance for 70 shares of restricted stock outstanding as of June 30, 2009. The inclusion of this participating security did not impact previously reported basic and diluted earnings per share for the three and nine month periods ended June 30, 2009, and there is no impact for the fiscal years ended September 30, 2009, 2008 and 2007.
The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net earnings attributable to Woodward	$31,745	$24,997	$78,169	$70,535

Denominator:
Basic	68,489	67,875	68,428	67,831
Assumed exercise of dilutive stock options	1,498	1,137	1,443	1,219

Diluted	69,987	69,012	69,871	69,050

Income per common share:
Basic earnings per share attributable to Woodward	$0.46	$0.37	$1.14	$1.04

Diluted earnings per share attributable to Woodward	$0.45	$0.36	$1.12	$1.02

The following stock option grants were outstanding during the three and nine month periods ended June 30, 2010 and 2009, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Options	429,751	782,925	447,389	725,304

Weighted-average option price	$32.58	$26.87	$32.49	$27.56

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
Note 7. Inventories

	June 30,	September 30,
	2010	2009
Raw materials	$25,957	$44,608
Work in progress	83,252	71,270
Component parts and finished goods	180,446	186,461

	$289,655	$302,339

Note 8. Property, plant, and equipment — net

	June 30,	September 30,
	2010	2009

Land	$10,616	$11,231
Buildings and equipment	183,614	178,410
Machinery and equipment	325,734	336,903
Construction in progress	12,656	16,333

	532,620	542,877
Less accumulated depreciation	(345,123)	(333,992)

Property, plant and equipment, net	$187,497	$208,885

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Depreciation expense	$9,826	$9,422	$29,984	$27,897

Note 9. Goodwill

	September 30,	Additions /	Translation	June 30,
	2009	Adjustments	Adjustments	2010
Turbine Systems	$86,565	$—	$—	$86,565
Airframe Systems	297,412	(2,722)	(515)	294,175
Electrical Power Systems	17,733	—	(2,727)	15,006
Engine Systems	41,092	—	(694)	40,398

Consolidated	$442,802	$(2,722)	$(3,936)	$436,144

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
Additions and adjustments recorded during the year represent changes in the estimated values of assets acquired and liabilities assumed in purchase accounting, as described in Note 4, Business acquisitions and dispositions. In addition, on August 10, 2009, Woodward HRT sold the F&P product line for $48,000. During the quarter ended March 31, 2010, Woodward received an additional $660 related to working capital adjustments typical in such transactions, which reduced goodwill.
Woodward tests goodwill for impairment on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Woodward compares the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal 2009 or in the first nine months of fiscal 2010.
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
The results of Woodward’s fiscal 2010 annual goodwill impairment test performed as of March 31, 2010 indicated that no goodwill impairment existed. The estimated fair value of each reporting unit was in excess of its carrying value. At March 31, 2010 the reporting unit with the closest ratio of estimated fair value to carrying value was Woodward’s recently acquired Airframe Systems reporting unit, which has a significant concentration of business in the presently depressed business jet and regional jet market segments. Our March 31, 2010 analysis indicated an estimated fair value premium of over 30% compared to this reporting unit’s carrying value. Woodward is not aware of any facts, circumstances, or triggering events that have arisen since March 31, 2010 indicating that goodwill has been impaired.
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

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
Note 10. Other intangibles — net

	June 30, 2010			September 30, 2009
	Gross		Net	Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationships:
Turbine Systems	$44,327	$(17,854)	$26,473	$44,327	$(16,746)	$27,581
Airframe Systems	176,558	(10,449)	166,109	176,661	(2,068)	174,593
Electrical Power Systems	1,948	(714)	1,234	2,319	(676)	1,643
Engine Systems	20,675	(13,112)	7,563	20,675	(11,718)	8,957

Total	$243,508	$(42,129)	$201,379	$243,982	$(31,208)	$212,774

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	—	—	—	—	—	—
Electrical Power Systems	7,203	(3,301)	3,902	7,941	(3,073)	4,868
Engine Systems	12,559	(6,760)	5,799	12,613	(6,180)	6,433

Total	$19,762	$(10,061)	$9,701	$20,554	$(9,253)	$11,301

Process technology:
Turbine Systems	$11,941	$(4,810)	$7,131	$11,941	$(4,511)	$7,430
Airframe Systems	62,929	(5,748)	57,181	62,981	(2,590)	60,391
Electrical Power Systems	—	—	—	1,390	(1,346)	44
Engine Systems	12,593	(4,540)	8,053	12,593	(3,797)	8,796

Total	$87,463	$(15,098)	$72,365	$88,905	$(12,244)	$76,661

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	39,617	(24,315)	15,302	39,646	(14,325)	25,321
Electrical Power Systems	1,364	(328)	1,036	1,623	(316)	1,307
Engine Systems	460	(110)	350	460	(51)	409

Total	$41,441	$(24,753)	$16,688	$41,729	$(14,692)	$27,037

Consolidated	$392,174	$(92,041)	$300,133	$395,170	$(67,397)	$327,773

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Amortization expense	$8,635	$8,286	$26,471	$18,169

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2010 (remaining)	$8,631
2011	34,074
2012	31,270
2013	29,028
2014	25,931
Thereafter	171,199

$300,133

Note 11. Long-term debt
Long-term debt consisted of the following:

	June 30,	September 30,
	2010	2009
2008 Term loan — Variable rate of 1.94% at June 30, 2010, matures October 2013; unsecured	$81,750	$144,375
2009 Term loan	—	45,000
Series B notes — 5.63%, due October 2013; unsecured	100,000	100,000
Series C notes — 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes — 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes — 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes — 8.24%, due April 2019; unsecured	43,000	43,000
Senior notes — 6.39%, due October 2011; unsecured	21,429	32,143
Term notes — 5.95%, due June 2012; secured by land and buildings	381	624
Fair value hedge adjustment for unrecognized discontinued hedge gains	102	198

	453,662	572,340
Less: current portion	(18,488)	(45,569)

Long-term debt, less current portion	$435,174	$526,771

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

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
During the nine month period ended June 30, 2010, Woodward prepaid $33,000 against the 2009 term loan and $57,000 against the 2008 term loan. Required future principal payments of outstanding long-term debt as of June 30, 2010, after giving effect to this prepayment, are as follows:

Year Ending September 30:
2010 (remainder)	$1,923
2011	18,405
2012	18,357
2013	7,500
2014	157,375
Thereafter	250,000

$453,560

The current portion of long-term debt includes $83 at June 30, 2010 compared to $128 at September 30, 2009 related to the fair value hedge adjustment for unrecognized discontinued hedge gains on certain interest rate swaps entered into in 2002 in connection with the issuance of the senior notes due in October 2011.
The 2008 term loan, the Series B, C, D, E and F Notes (together, the “Notes”) and the senior notes due October 2011 are held by multiple institutions. The term notes are held by banks in Germany.
Woodward’s obligations under the 2008 term loan, the Notes, and the senior notes due October 2011 are guaranteed by Woodward FST, Inc., MPC Products Corporation and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.
Management believes that Woodward was in compliance with its financial debt covenants at June 30, 2010.
2008 and 2009 Term Loans
In October 2008, Woodward entered into a term loan credit agreement (the “2008 Term Loan Credit Agreement”), by and among Woodward; the institutions from time to time parties thereto as lenders; and JPMorgan Chase Bank, National Association as administrative agent; which provides for an initial $150,000 unsecured term loan facility, and may, from time to time, be expanded by up to $50,000 of additional indebtedness, subject to the Company’s compliance with certain conditions and the lenders’ participation. The 2008 Term Loan Credit Agreement bears interest at LIBOR plus 1.00% to 2.25%, requires quarterly principal payments of $1,875, and can be prepaid, or prepaid and terminated, without penalty.
The 2008 Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other persons, make certain investments, make certain restricted payments, and enter into material transactions with affiliates. The 2008 Term Loan Credit Agreement contains financial covenants requiring that (a) the Company’s ratio of consolidated net debt to Debt Covenant EBITDA, not exceed a ratio of 3.5 to 1.0 and (b) the Company have a minimum consolidated net worth of $400,000, plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The 2008 Term Loan Credit Agreement also contains customary events of default, including certain cross-default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.
In April 2009, Woodward entered into a term loan credit agreement (the “2009 Term Loan Credit Agreement”). The outstanding indebtedness under the 2009 Term Loan Credit Agreement, which generally bore interest at LIBOR plus 2.50% to 3.50%, was paid-off in full and terminated, without penalty, during the nine month period ending June 30, 2010.
Series B, C, D, E and F Notes
In October 2008, Woodward entered into a note purchase agreement (the “2008 Note Purchase Agreement”) relating to the Series B, C, and D Notes. In April 2009, Woodward entered into a note purchase agreement (the “2009 Note Purchase Agreement” and, together with the 2008 Note Purchase Agreement, the “Note Purchase Agreements”) relating to the Series E and F Notes.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
The Notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Holders of the Notes do not have any registration rights.
Woodward’s obligations under the Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under the 2008 Term Loan Credit Agreement, revolving credit facility (see Note 12, Line of credit facilities and short-term borrowings) and note purchase agreement relating to the senior notes due October 2011.
The Note Purchase Agreements contain customary restrictive covenants, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell Woodward’s assets, merge or consolidate with other persons, and enter into material transactions with affiliates. The Note Purchase Agreements also contain customary events of default, including certain cross-default provisions related to Woodward’s other outstanding debt arrangements in excess of $25,000 with respect to the 2008 Note Purchase Agreement and $30,000 with respect to the 2009 Note Purchase Agreement, the occurrence of which would permit the holders of the respective Notes to accelerate the amounts due.
The 2008 Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated Debt Covenant EBITDA not exceed a ratio of 4.0 to 1.0 during any material acquisition period, or a ratio of 3.5 to 1.0 at any other time on a rolling four quarter basis and (b) consolidated net worth at any time equal or exceed $425,000 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ended September 30, 2008. Additionally, under the 2008 Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time to exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter. Priority debt generally refers to certain unsecured debt of Woodward’s subsidiaries and all debt of Woodward and its subsidiaries secured by liens other than certain permitted liens.
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

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
Note 12. Short-term credit facilities
As of June 30, 2010, availability under Woodward’s various short-term credit facilities follows:

		Outstanding
		letters of
	Total	credit and	Outstanding	Remaining
	availability	guarantees	borrowings	availability

Revolving credit facility	$225,000	$(2,152)	$—	$222,848
Other foreign lines of credit and overdraft facilities	6,594	—	—	6,594
Foreign performance guarantee facilities	8,889	(4,018)	—	4,870
Foreign pooling arrangement facility	6,172	—	—	6,172

	$246,655	$(6,170)	$—	$240,485

Woodward has a $225,000 revolving credit facility related to unsecured financing arrangements with a syndicate of U.S. banks. The revolving credit facility agreement provides for an option to increase available borrowings to $350,000, subject to the lenders’ participation, and has an expiration date of October 2012. The interest rate on borrowings under the revolving credit facility agreement varies with LIBOR, the federal funds rate, or the prime rate. The revolving credit facility agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder. Management believes that Woodward was in compliance with its financial debt covenants at June 30, 2010.
Woodward also has various foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. Pursuant to the terms of the related facility agreement, Woodward participates in a pooling arrangement whereby Woodward cash on deposit at certain foreign banks may serve as collateral for borrowings by other Woodward subsidiaries up to the total amounts deposited in the pool.
No borrowings were outstanding under any of Woodward’s credit facilities as of June 30, 2010 or as of September 30, 2009.
Note 13. Derivative instruments and hedging activities
Woodward is exposed to global market risks, including the effect of changes in interest rates, foreign currency exchange rates, changes in certain commodity prices and fluctuations in various producer indices. From time to time, Woodward enters into derivative instruments for risk management purposes only, including derivatives designated as accounting hedges and/or those utilized as economic hedges. Woodward uses interest rate related derivative instruments to manage its exposure to fluctuations of interest rates. Woodward does not enter into or issue derivatives for trading or speculative purposes.
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

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
Woodward has not entered into any hedging transactions during fiscal 2010 and was not a party to any derivative instruments as of June 30, 2010. As of September 30, 2009, Woodward was a party to the forward foreign currency exchange contract described below. As of September 30, 2008, all previous derivative instruments into which Woodward had entered were terminated.
Derivatives in fair value hedging relationships
In 2002, Woodward entered into certain interest rate swaps that were designated as fair value hedges of its long-term debt. The discontinuance of these interest rate swaps resulted in gains that are recognized as a reduction of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the gain is presented as an adjustment to long-term debt based on the accounting guidance in effect at the time the interest rate swaps were terminated.
Derivatives in cash flow hedging relationships
In 2001, Woodward entered into treasury lock agreements that were designated as cash flow hedges of its long-term debt. The discontinuance of these treasury lock agreements resulted in losses that are recognized as an increase of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the loss is recorded in accumulated other comprehensive earnings.
In September 2008, the Company entered into treasury lock agreements with a notional amount totaling $100,000 that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt. The hedges were terminated prior to September 30, 2008, resulting in a realized gain of approximately $108, and the gain was recorded in accumulated other comprehensive earnings as of September 30, 2008, net of tax. The realized gain on the termination of the treasury lock agreements is being recognized as a reduction of interest expense over a seven-year period on the hedged Series C and D Notes, which were issued on October 1, 2008, using the effective interest method.
In March 2009, Woodward entered into LIBOR lock agreements with a total notional amount of $50,000 that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the then expected issuance of long-term debt to acquire HRT. The hedges were terminated in March 2009, resulting in a loss of $1,308. The realized loss was recorded in accumulated other comprehensive earnings, net of tax. The realized loss on the terminated LIBOR lock agreements is being recognized as an increase of interest expense over a seven-year period on the hedged Series E and F Notes, which were issued on April 3, 2009, using the effective interest method.
Derivatives in foreign currency relationships
In September 2009, Woodward entered into a foreign currency exchange rate contract to purchase €7,900 for approximately $11,662 in early October 2009. The objective of this derivative instrument, which was not designated as an accounting hedge, was to limit the risk of foreign currency exchange rate fluctuations on certain short-term intercompany loan balances. An unrealized loss of $173 on the derivative instrument was carried at fair market value in “Accrued liabilities” as of September 30, 2009. A loss of $71 was realized on the settlement of the forward contract in October 2009.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
The following table discloses the remaining unrecognized gains and losses associated with derivative instruments on Woodward’s Condensed Consolidated Balance Sheets:

	June 30,	September 30,
	2010	2009
Derivatives designated as hedging instruments	Unrecognized Gain (Loss)
Classified in accumulated other comprehensive earnings	$(1,081)	$(1,293)
Classified in current and long-term debt	102	197

	$(979)	$(1,096)

Derivative not designated as hedging instrument	Recognized Gain (Loss)
Classified in accrued liabilities	$—	$(173)

The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Amount of	Amount of	Amount of	Amount of	Amount of	Amount of
		Income	Gain (Loss)	Gain (Loss)	Income	Gain (Loss)	Gain (Loss)
		(Expense)	Recognized	Reclassified	(Expense)	Recognized	Reclassified
		Recognized	in	from	Recognized	in	from
	Location of	in Earnings	Accumulated	Accumulated	in Earnings	Accumulated	Accumulated
	Gain (Loss)	on	OCI on	OCI into	on	OCI on	OCI into
	Recognized	Derivative	Derivative	Earnings	Derivative	Derivative	Earnings
Derivatives in:	in Earnings	Three months ended June 30, 2010			Three months ended June 30, 2009

Fair value hedging relationships	Interest expense	$32	$—	$—	$46	$—	$—
Cash flow hedging relationships	Interest expense	(70)	—	(70)	(83)	—	(83)

		$(38)	$—	$(70)	$(37)	$—	$(83)

		Nine months ended June 30, 2010			Nine months ended June 30, 2009

Fair value hedging relationships	Interest expense	$95	$—	$—	$138	$—	$—
Cash flow hedging relationships	Interest expense	(212)	—	(212)	(155)	(1,308)	(155)
Foreign currency relationships	Other income	102	—	—	—	—	—

		$(15)	$—	$(212)	$(17)	$(1,308)	$(155)

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of June 30, 2010, Woodward expects to reclassify $242 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
Note 14. Accrued liabilities
Accrued liabilities consist of the following:

	June 30,	September 30,
	2010	2009
Salaries and other member benefits	$37,102	$32,135
Department of Justice matter (see Note 19)	—	25,000
Current portion of restructuring and other charges	5,877	11,619
Warranties	9,298	10,005
Interest payable	5,908	12,376
Accrued retirement benefits	2,734	2,734
Deferred revenues	9,387	1,314
Taxes, other than income	4,070	5,910
Other	19,795	26,224

	$94,171	$127,317

Deferred revenues increased at June 30, 2010 compared to September 30, 2009 due primarily to a customer prepayment which is expected to be fully earned within one year.
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

Warranties, September 30, 2009	$10,005
Increases to accruals related to warranties during the period	3,583
Settlements of amounts accrued	(3,661)
Foreign currency exchange rate changes	(629)

Warranties, June 30, 2010	$9,298

Restructuring and other charges
The main components of accrued non-acquisition related restructuring charges include workforce management costs associated with the early retirement and the involuntary seperation of employees in connection with a strategic realignment of global workforce capacity. Restructuring charges related to business acquisitions include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts. During the six month period ended March 31, 2010, accrued restructuring charges were increased by $1,834 to reflect updated estimates of anticipated costs in connection with the HRT acquisition. The business acquisition related accrued restructuring charges of $5,823 as of June 30, 2010 relate primarily to the planned closing of the Pacoima, California facility as part of a decision to consolidate HRT’s production facilities.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
The summary of the activity in accrued restructuring charges during the three and nine month periods ended June 30, 2010 is as follows:

	Restructuring	Business
	Charges	Acquisitions	Total
Accrued restructuring charges, September 30, 2009	$3,196	$9,668	$12,864
Purchase accounting adjustments	—	1,400	1,400
Payments	(1,000)	(932)	(1,932)
Foreign currency exchange rates	(9)	—	(9)

Accrued restructuring charges, December 31, 2009	2,187	10,136	12,323
Purchase accounting adjustments	—	434	434
Payments	(495)	(4,896)	(5,391)
Non-cash adjustments	(266)	400	134
Foreign currency exchange rates	(36)	—	(36)

Accrued restructuring charges, March 31, 2010	1,390	6,074	7,464
Payments	(234)	(251)	(485)
Non-cash adjustments	(175)	—	(175)
Foreign currency exchange rates	(1)	—	(1)

Accrued restructuring charges, June 30, 2010	$980	$5,823	$6,803

Other liabilities as of June 30, 2010 and September 30, 2009 include $926 and $1,245, respectively, of accrued restructuring charges not expected to be settled within twelve months.
Note 15. Other liabilities

	June 30,	September 30,
	2010	2009
Net accrued retirement benefits, less amounts recognized with accrued liabilities	$83,301	$83,837
Uncertain tax positions, net of offsetting benefits, less amounts recognized within accrued liabilities (see Note 5)	9,796	15,550
Other	8,089	10,623

	$101,186	$110,010

Note 16. Retirement benefits
Woodward provides various benefits to certain current and former employees through defined benefit plans, retirement healthcare benefit plans and various defined contribution plans. Eligibility requirements and benefit levels vary depending on employee location. A September 30 measurement date is utilized to value plan assets and obligations for all Woodward defined benefit and retirement healthcare benefit plans.
U.S. GAAP requires that, for obligations outstanding as of September 30, 2009, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan, or benefit payments.
In connection with the acquisition of HRT on April 3, 2009 (see Note 4. Business acquisitions and dispositions), Woodward assumed pension benefit obligations and postretirement healthcare benefit obligation that contributed to increases in recognized expenses for the nine month period ended June 30, 2010 compared to the nine month period ended June 30, 2009.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
Effective January 1, 2010, the HRT pension plan was amended so that non-bargained HRT employees hired on or after January 1, 2010 will not participate in the plan. Also, effective January 1, 2010, non-bargained HRT employees hired before January 1, 2010 will be ineligible for matching contributions for participation in defined contribution plans. Non-bargained HRT employees hired on or after January 1, 2010 will be eligible to fully participate in Woodward’s defined contribution plans.
Effective April 19, 2010, the HRT pension plan was amended so that bargained HRT employees hired after on or after April 19, 2010 will not participate in the plan. The amendment also included certain modifications to the calculation of postretirement plan benefit payments to bargained employees which Woodward expects to result in an increase to projected benefit obligations plan of approximately $4,000 at the next remeasurement date. Also, effective April 19, 2010, bargained HRT employees hired before April 19, 2010 will be ineligible for matching contributions for participation in defined contribution plans. Bargained HRT employees hired after April 18, 2009 will be eligible to fully participate in Woodward’s defined contribution plans.
The components of the net periodic pension costs recognized are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Retirement pension benefits — United States:
Service cost	$911	$1,000	$2,735	$1,000
Interest cost	1,222	1,287	3,667	1,861
Expected return on plan assets	(1,189)	(1,032)	(3,569)	(1,596)
Amortization of:
Net actuarial loss	173	85	437	253
Prior service cost	(65)	(65)	(195)	(195)
Curtailment Loss	165	—	165	—

Net periodic benefit	$1,217	$1,275	$3,240	$1,323

Contributions	$940	$—	$940	$—

Retirement pension benefits — other countries:
Service cost	$189	$177	$584	$531
Interest cost	541	544	1,696	1,604
Expected return on plan assets	(564)	(545)	(1,770)	(1,606)
Amortization of:
Transition obligation	21	20	64	60
Net actuarial loss	181	33	563	101
Prior service cost	(2)	(2)	(6)	(6)
Settlement Loss	50	262	50	262

Net periodic benefit	$416	$489	$1,181	$946

Contributions	$392	$448	$2,231	$1,690

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
The components of the net periodic retirement healthcare benefit costs recognized are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Retirement healthcare benefits:
Service cost	$30	$42	$90	$127
Interest cost	519	612	1,560	1,737
Amortization of:
Net actuarial loss	48	25	142	73
Prior service cost	(313)	(808)	(937)	(2,424)

Net periodic benefit (cost)	$284	$(129)	$855	$(487)

Contributions	$609	$669	$2,075	$2,730

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
The fair value of options granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

	Three Months Ended		Nine Months Ended
	June 30,		June 30
	2010	2009	2010	2009
Expected term	6.5 years	7 years	6.5 years	7 years
Estimated volatility	51.0%	43.0%	51.0%	43.0%
Estimated dividend yield	1.4%	1.4%	1.4%	1.4%
Risk-free interest rate	2.4%	2.9%	3.4%	3.1%
Weighted-average forfeiture rate	10.8%	7.7%	8.1%	6.8%

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
The following is a summary of the activity for stock option awards during the three and nine month periods ended June 30, 2010:

		Weighted-
		Average
	Number of	Exercise
	options	Price
Balance at September 30, 2009	4,068	$14.48
Options granted	662	23.18
Options exercised	(69)	11.54
Options expired unexercised	—	n/a
Options forfeited	(2)	32.73

Balance at December 31, 2009	4,659	15.75
Options granted	10	26.72
Options exercised	(62)	12.53
Options expired unexercised	(2)	32.73
Options forfeited	(4)	24.38

Balance at March 31, 2010	4,601	15.80
Options granted	3	26.74
Options exercised	(135)	7.74
Options expired unexercised	—	n/a
Options forfeited	(15)	24.82

Balance at June 30, 2010	4,454	$16.00

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
Restricted stock
Restricted stock awards are granted with a two-year graded vesting schedule. All of the outstanding restricted stock awards vest on October 1, 2010. Restricted stock shares participate in dividends during the vesting period.
The following is a summary of the activity for restricted stock awards during the three and nine month periods ended June 30, 2010:

Weighted-
Average
Grant Date
	Number of	Fair Value
	Shares	per Share
Balance at September 30, 2009	70	$33.49
Shares granted	—	n/a
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at December 31, 2009	70	33.49
Shares granted	—	n/a
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at March 31, 2010	70	33.49
Shares granted	—	n/a
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at June 30, 2009	70	$33.49

Note 18. Total comprehensive earnings

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Comprehensive earnings attributable to Woodward:

Net earnings attributable to Woodward	$31,745	$24,997	$78,169	$70,535
Other comprehensive earnings:
Foreign currency translation adjustments, net	(14,321)	13,881	(27,292)	(3,281)
Reclassification of unrealized losses on derivatives to earnings	44	52	131	96
Payments for cash flow hedge, net of deferred tax	—	—	—	(811)
Minimum pension liability adjustment, net	(173)	(301)	75	(92)

Comprehensive earnings attributable to Woodward	$17,295	$38,629	$51,083	$66,447

Comprehensive earnings attributable to noncontrolling interest:

Net earnings attributable to noncontrolling interests	$120	$(136)	$318	$(49)
Foreign currency translation adjustments, net	22	83	105	(48)

Comprehensive earnings attributable to noncontrolling interests	$142	$(53)	$423	$(97)

Total Comprehensive earnings	$17,437	$38,576	$51,506	$66,350

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
In April 2010, Woodward purchased the remaining 26% noncontrolling interest in Woodward Governor India Limited, a Woodward consolidated subsidiary, for $8,120. As of June 30, 2010, Woodward now owns 100% of Woodward Governor India Limited. Woodward has no other noncontrolling interests.
The following is a summary of the effects of Woodward’s purchase of the remaining 26% noncontrolling interest in Woodward Governor India Limited on Woodward’s stockholders’ equity:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net earnings attributable to Woodward	$31,745	$24,997	$78,169	$70,535
Decrease in Woodward’s additional paid-in capital related to purchase of noncontrolling interest	(6,180)	—	(6,180)	—

Change from net earnings attributable to Woodward and transfers to noncontrolling interest	$25,565	$24,997	$71,989	$70,535

Note 19. Commitments and contingencies
Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workers’ compensation claims, contractual disputes, product warranty claims and alleged violations of various environmental laws. Woodward has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
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
In addition, MPC Products, one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005, and related administrative actions by the U.S. Department of Defense (“DOD”). In October 2009, MPC Products reached an agreement with the DOJ to resolve the criminal and civil claims related to the investigation. As part of the settlement of the civil claims, MPC Products paid approximately $22,500 in compensation. The civil settlement was approved by the United States District Court for the Northern District of Illinois (the “District Court”) on October 7, 2009. In connection with the settlement of the criminal claims, on November 4, 2009, MPC Products pled guilty to one count of wire fraud related to its pre-June 2005 government contract pricing practices and paid a fine of $2,500. Pursuant to the plea agreement, MPC Products was also placed on probation for two years. The criminal case plea agreement and sentencing were approved by the District Court in November 2009, concluding the DOJ’s investigation of these matters.
On October 7, 2009, Woodward and MPC Products entered into a three-year administrative agreement with the DOD. The administrative agreement lifted a suspension, which was in place from July 8, 2009 until October 7, 2009, prohibiting MPC Products from receiving new government contracts. Accordingly, MPC Products is again fully eligible to bid, receive and perform on U.S. government contracts. The administrative agreement requires, among other things, that Woodward and its affiliates, including MPC Products, implement certain enhancements to existing ethics and compliance programs and make periodic reports to the DOD. Woodward and its affiliates have been implementing these enhancements and furnishing reports as required by the administrative agreement.
The purchase price Woodward paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above. Payment of this amount during the nine month period ended June 30, 2010 is reflected as an investing activity in the Condensed Consolidated Statement of Cash Flows.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
In connection with the sale of the F&P product line during fiscal 2009, Woodward assigned to a subsidiary of the purchaser its rights and responsibilities related to certain contracts with the U.S. Government. Woodward provided to the U.S. Government a customary guarantee of the purchaser’s subsidiary’s obligations under the contracts. The purchaser and its affiliates have agreed to indemnify Woodward for any liability incurred with respect to the guarantee.
In the event of a change in control of Woodward, as defined in change-in-control agreements with its current corporate officers, Woodward may be required to pay termination benefits to such officers.
Note 20. Financial instruments and fair value measurements
The estimated fair values of Woodward’s financial instruments were as follows:

	At June 30, 2010		At September 30, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Cost	Fair Value	Cost
Cash and cash equivalents	$78,708	$78,708	$100,863	$100,863
Investments in deferred compensation program	5,210	5,210	5,331	5,331
Long-term debt, including current portion	(505,138)	(453,560)	(588,229)	(572,142)
The fair values of cash and cash equivalents, which include investments in money market funds, are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and market interest rates. Woodward’s cash and cash equivalents include funds deposited or invested in the U.S. and overseas that are not insured by the Federal Deposit Insurance Corporation (“FDIC”). Woodward believes that its deposited and invested funds are held by or invested with credit worthy financial institutions or counterparties and that the funds are highly liquid.
Investments related to the deferred compensation program used to provide deferred compensation benefits to certain employees are assumed to be equal to their carrying amounts because the assets are marked to market value each reporting period.
The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 3.4% at June 30, 2010 and 4.8% at September 30, 2009.
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

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
The following table presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value:

	At June 30, 2010				At September 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$27,085	$—	$—	$27,085	$20,130	$—	$—	$20,130
Trading securities	5,210	—	—	5,210	5,331	—	—	5,331

Total financial assets	$32,295	$—	$—	$32,295	$25,461	$—	$—	$25,461

Financial liabilities:
Foreign exchange forward contract	$—	$—	$—	$—	$—	$173	$—	$173

Total financial liabilities	$—	$—	$—	$—	$—	$173	$—	$173

Investments in money market funds: Woodward sometimes invests excess cash in money market funds not insured by the FDIC. Woodward believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The investments in money market funds are reported at fair value, with realized gains from interest income realized in earnings and are included in “Cash and cash equivalents.” The fair values of Woodward’s investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.
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
Forward contract: As of September 30, 2009, Woodward was a party to a forward contract. The value of the unrealized loss on the derivative instrument, which was classified as an accrued liability, was derived from published foreign currency exchange rates as of September 30, 2009. The forward contract was settled in October 2009 with a realized loss of $71.
Note 21. Segment information
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer excludes matters such as charges for restructuring costs, interest income and expense, and certain gains and losses from asset dispositions.
To provide better focus and alignment of its business segment operations, Woodward moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the three and nine month periods ended June 30, 2009, have been recast to reflect the realigned segment structure.

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
A summary of consolidated net sales follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment net sales:
Turbine Systems
External net sales	$148,623	$155,893	$433,553	$472,746
Intersegment sales	2,545	3,114	7,144	11,123

Total segment net sales	151,168	159,007	440,697	483,869
Airframe Systems
External net sales	93,518	106,873	274,827	209,442
Intersegment sales	609	803	1,900	2,162

Total segment net sales	94,127	107,676	276,727	211,604
Electrical Power Systems
External net sales	36,147	57,320	128,692	150,458
Intersegment sales	11,133	11,745	29,918	38,970

Total segment net sales	47,280	69,065	158,610	189,428
Engine Systems
External net sales	78,079	66,107	207,955	232,952
Intersegment sales	7,987	10,522	24,213	34,205

Total segment net sales	86,066	76,629	232,168	267,157
Consolidated
External net sales	356,367	386,193	1,045,027	1,065,598
Intersegment sales	22,274	26,184	63,175	86,460

Total segment net sales	$378,641	$412,377	$1,108,202	$1,152,058

A summary of consolidated earnings follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment earnings:
Turbine Systems	$35,934	$33,263	$100,363	$104,142
Airframe Systems	2,852	(5,990)	10,237	(956)
Electrical Power Systems	3,072	12,501	15,254	30,804
Engine Systems	9,131	3,912	18,513	16,380

Total segment earnings	50,989	43,686	144,367	150,370
Nonsegment expenses	(6,085)	(6,262)	(16,810)	(37,572)
Interest expense and income, net	(6,852)	(10,867)	(22,197)	(23,228)

Consolidated earnings before income taxes	$38,052	$26,557	$105,360	$89,570

Woodward Governor Company
Notes to Condensed Consolidated Financial Statements (Continued)
Segment assets consist of accounts receivable, inventories, property, plant and equipment - net, goodwill, and other intangibles — net. A summary of consolidated total assets follows:

	June 30,	September 30,
	2010	2009
Segment assets:
Turbine Systems	$339,619	$344,789
Airframe Systems	748,015	801,300
Electrical Power Systems	124,170	135,808
Engine Systems	187,104	200,226

Total segment assets	1,398,908	1,482,123
Unallocated corporate property, plant and equipment, net	5,965	6,857
Other unallocated assets	172,715	207,442

Consolidated total assets	$1,577,588	$1,696,422

Note 22. Subsequent events
On July 27, 2010, Woodward’s Board of Directors approved a quarterly cash dividend of $0.06 per share, payable on September 1, 2010 to shareholders of record as of August 18, 2010.
Also on July 27, 2010, Woodward’s Board of Directors approved a new stock repurchase plan, which authorizes the repurchase of up to $200,000 of its outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end on July 27, 2013. Concurrent with this authorization, the Board of Directors cancelled the existing stock repurchase program which was scheduled to expire in September 2010.

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
Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:
•	a decline in business with, or financial distress of, our significant customers;
•	the instability in the financial markets and prolonged unfavorable economic and other industry conditions;
•	our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;
•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;
•	our ability to implement, and realize the intended effects of, our restructuring efforts;
•	any failure to fully comply, to the U.S. Government’s satisfaction, with any of the terms of the civil and criminal settlements related to the U.S. Department of Justice (“DOJ”) investigation of the pre-June 2005 government contract pricing practices of MPC Products Corporation (“MPC Products”) and the related administrative agreement with the U.S. Department of Defense;
•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;
•	our ability to reduce our expenses in proportion to any sales shortfalls;

•	the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;
•	the success of, or expenses associated with, our product development activities;
•	our ability to integrate acquisitions and manage costs related thereto;
•	our substantial debt obligations, our debt service requirements, and our ability to operate our business, pursue business strategies and incur additional debt in light of covenants contained in our outstanding debt agreements;
•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;
•	changes in domestic or international tax statutes;
•	changes in future subsidiary results;
•	environmental liabilities related to manufacturing activities;
•	our continued access to a stable workforce and favorable labor relations with our employees;
•	the geographical location of a significant portion of the Woodward HRT business in California, which historically has been susceptible to natural disasters;
•	our ability to successfully manage regulatory, tax, and legal matters (including government contracting, product liability, patent, and intellectual property matters);
•	risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates, and changes in the legal and regulatory environments of countries in which we operate; and
•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.
These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. Other factors are discussed under “Risk Factors” in our Securities and Exchange Commission (“SEC”) filings and are incorporated by reference.
Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended September 30, 2009 (our “Form 10-K”). We undertake no obligation to revise or update any forward-looking statements for any reason.
Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward Governor Company and its consolidated subsidiaries.
Amounts presented in this Quarterly Report on Form 10-Q are in thousands except per share amounts.
OVERVIEW
We are an independent designer, manufacturer, and service provider of energy control and optimization solutions used in global infrastructure equipment. We serve the aerospace and defense, power generation and distribution, and transportation markets. Our systems and components optimize performance of commercial aircraft, military aircraft, ground vehicles and other equipment, gas and steam turbines, wind turbines, including converters and grid related equipment, industrial diesel, gas and alternative fuel engines, and electrical power systems. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer cleaner, more reliable and more cost-effective equipment. Our customers include leading original equipment manufacturers (“OEMs”) and end users of their products.
Our strategic focus is energy control and optimization solutions. The control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions, and operation of power equipment in both commercial and military operations. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems. We focus primarily on OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.

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
To provide better focus and alignment of our business segment operations, we moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal 2009. All segment information for the three and nine month periods ended June 30, 2009 have been recast to reflect the realigned segment structure.
We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.
This discussion should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K and the Condensed Consolidated Financial Statements and Notes included in this report. Financial information for the acquired HRT business is reflected in our financial statements from the April 3, 2009 acquisition date. As a result of the effects of this acquisition on our results, a comparison of results for the nine month period ended June 30, 2010 to the nine month period ended June 30, 2009 may not be particularly meaningful.
References to organic net sales, organic segment earnings, or organic earnings before interest and taxes (“EBIT”) for the nine month period ended June 30, 2010 refer to financial information of Woodward businesses excluding the business acquired in the HRT acquisition, which has been integrated into Woodward within the Airframe Systems business segment, for the six months ended March 31, 2010. As HRT was acquired at the beginning of our fiscal third quarter of 2009, “organic” comparisons between the three month periods ended June 30, 2010 and June 30, 2009 are not applicable because HRT’s results were included in Airframe Systems segment results for each of the three month periods June 30, 2010 and June 30, 2009.
References to “net earnings” represent net earnings attributable to Woodward Governor Company.
Non-U.S. GAAP Financial Measures
EBIT, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements may not fluctuate with operating results. Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures, and forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. Management uses free cash flow, which is derived from cash flows provided by operating activities, in reviewing the financial performance of Woodward’s various business segments and evaluating cash levels. Securities analysts, investors, and others frequently use EBIT, EBITDA and free cash flow in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets that are subject to amortization. The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As EBIT and EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. Our calculations of EBIT, EBITDA and free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

EBIT and EBITDA for the three and nine month periods ended June 30, 2010 and June 30, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net earnings	$31,865	$24,861	$78,487	$70,486
Income taxes	6,187	1,696	26,873	19,084
Interest expense	6,949	10,886	22,524	24,130
Interest income	(97)	(19)	(327)	(902)

EBIT	44,904	37,424	127,557	112,798
Amortization of intangible assets	8,635	8,286	26,471	18,169
Depreciation expense	9,826	9,422	29,984	27,897

EBITDA	$63,365	$55,132	$184,012	$158,864

EBIT includes the results of operations of HRT for the full nine month period ended June 30, 2010 and for the three month period ended June 30, 2009. Organic EBIT for the nine month periods ended June 30, 2010 and June 30, 2009 was as follows:

	Nine Months Ended
	June 30,
	2010	2009

EBIT	$127,557	$112,798
Less: HRT EBIT (six months)	(14,397)	—

Organic EBIT	$113,160	$112,798

Free cash flow for the nine month periods ended June 30, 2010 and June 30, 2009 was as follows:

	Nine Months Ended
	June 30,
	2010	2009

Net cash provided by operating activities	$161,609	$115,732
Capital expenditures	(18,834)	(17,915)

Free cash flow	$142,775	$97,817

Special Items
2010 net earnings included the following benefits related to special items:

	Three Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2010
		Per Share		Per Share

Favorable resolutions of prior year tax matters	$6,416	$0.09	$6,416	$0.09

2009 net earnings included the following charges and benefits related to special items:

	Three Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2009
		Per Share		Per Share
Purchase accounting — inventory basis step-up charge	$(12,500)		$(12,500)
Less: income tax benefit	4,500		4,500

Net after income tax charge	$(8,000)	$(0.12)	$(8,000)	$(0.12)

Workforce management and other charges	$—		$(16,605)
Less: income tax benefit	—		6,310

Net after income tax charge	$—	$—	$(10,295)	$(0.16)

Favorable resolution of prior year tax issues	$4,992	$0.07	$4,992	$0.07

Total special (charges) benefits	$(3,008)	$(0.05)	$(13,303)	$(0.21)

Quarterly Highlights
Net sales for the third quarter of fiscal 2010 were $356,367, a decrease of 7.7% from $386,193 for the third quarter of the prior fiscal year.
Net earnings for the third quarter of fiscal 2010 were $31,745, or $0.45 per diluted share, compared to $24,997, or $0.36 per diluted share, for the third quarter in fiscal 2009. Net earnings for the third quarter of fiscal 2010 and for the third quarter of 2009 included the special items set forth in the tables above.
EBIT for the three month period ended June 30, 2010 was $44,904, up 20.0% from $37,424 in the same period of fiscal 2009. EBIT for the three month period ended June 30, 2009 included a $12,500 charge to cost of goods sold related to a purchase accounting step-up in basis of HRT inventory. Excluding this special charge, EBIT for the three month period ended June 30, 2009 was $49,924. EBIT was significantly impacted by declines in organic sales volume across our Turbine Systems, Airframe Systems and Electrical Power Systems business segments, partially offset by savings resulting from cost reduction actions primarily taken in fiscal 2009.
Year To Date Highlights
Net sales for the nine month period ended June 30, 2010 were $1,045,027, a decrease of 1.9% from $1,065,598 for the same period of the prior year. Organic net sales decreased $137,900, or 12.9%, for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009, excluding $117,329 of inorganic sales during the six months ended March 31, 2010.
Year to date net earnings for the nine month period ended June 30, 2010 were $78,169, or $1.12 per diluted share, compared to $70,535, or $1.02 per diluted share, for the same period for fiscal 2009. Net earnings for the nine month periods ended June 30, 2010 and June 30, 2009 included the special items set forth in the tables above.
EBIT for the nine month period ended June 30, 2010 was $127,557, an increase of 13.1% from $112,798 for the same period of fiscal 2009. EBIT for the nine month period ended June 30, 2009 included the $12,500 inventory basis step-up charge mentioned above and $16,605 of special charges, primarily for workforce management, recorded in during the three months ended March 31, 2009. Excluding these special charges, EBIT for the nine months ended June 30, 2009 was $141,903. EBIT for the nine months ended June 30, 2010 was significantly impacted by organic sales volume declines across all our business segments, partially offset by some changes in selling price and mix, together with savings resulting from cost reduction actions primarily taken in fiscal 2009 and the impact of the acquisition of HRT.
Liquidity Highlights
The results for the nine month period ended June 30, 2010 reflect our continued focus on generating cash from operations, which allowed us to prepay $90,000 in long-term debt during the period. Net cash provided by operating activities for the nine month period was $161,609 compared to $115,732 for the same period of fiscal 2009, reflecting lower levels of inventories and receivables, and lower payments for liabilities, including variable compensation payments, compared to the prior year period.

Free cash flow for the nine month period ended June 30, 2010 was $142,775, an increase of 46.0% from the same period of fiscal 2009. EBITDA increased by $25,148, or 15.8%, from $158,864 to $184,012 during the nine month period ended June 30, 2010 compared to the same period in fiscal 2009.
At June 30, 2010, our total assets were $1,577,588, including $78,708 in cash and cash equivalents, and our total debt was $453,662. During the nine month period ended June 30, 2010, we paid $118,582 of long-term debt through scheduled and unscheduled repayments. As of June 30, 2010, we had borrowing availability of $222,848 under our $225,000 revolving credit facility, net of outstanding letters of credit, and additional borrowing capacity under various foreign credit facilities.
We believe liquidity and cash generation are important to our strategy of self-funding our ongoing operating needs. We also believe that the restructuring actions we implemented predominantly in fiscal 2009 have generated, and will continue to generate, improved cash flows from operations and that this level of cash generation, together with our existing cash and available borrowings, will adequately support our ongoing operations and strategic initiatives.
Results of Operations
Net Sales
The following table presents the breakdown of consolidated net sales by segment:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2010		2009		2010		2009
Segment net sales:
Turbine Systems	$151,168	42%	$159,007	41%	$440,697	42%	$483,869	45%
Airframe Systems	94,127	26	107,676	28	276,727	26	211,604	20
Electrical Power Systems	47,280	13	69,065	18	158,610	15	189,428	18
Engine Systems	86,066	24	76,629	20	232,168	22	267,157	25

Total segment net sales	378,641	106	412,377	107	1,108,202	106	1,152,058	108
Less intersegment net sales:
Turbine Systems	(2,545)	(1)	(3,114)	(1)	(7,144)	(1)	(11,123)	(1)
Airframe Systems	(609)	(0)	(803)	(0)	(1,900)	(0)	(2,162)	(0)
Electrical Power Systems	(11,133)	(3)	(11,745)	(3)	(29,918)	(3)	(38,970)	(4)
Engine Systems	(7,987)	(2)	(10,522)	(3)	(24,213)	(2)	(34,205)	(3)

Consolidated net external sales	$356,367	100%	$386,193	100%	$1,045,027	100%	$1,065,598	100%

Total segment sales in our Turbine Systems, Airframe Systems and Engine Systems segments increased by $4,055, $3,254 and $7,843, respectively, in the three months ended June 30, 2010 compared to the three months ended March 31, 2010. Total segment sales in our Electrical Power Systems segment decreased by $7,247 due primarily to quarterly fluctuations in sales volume.

Consolidated net external sales for the three and nine months ended June 30, 2010 decreased by $29,826, or 7.7%, and $20,571, or 1.9%, respectively, compared to the same periods in fiscal 2009. Details of the changes in consolidated net external sales are as follows:

	Three Month	Nine Month
	Period	Period
Consolidated net external sales at June 30, 2009	$386,193	$1,065,598
HRT external sales from October 2009 to March 2010	—	117,329
F&P product line sales from April 2009 to June 2009	(5,917)	(5,917)

External net sales at June 30, 2009, adjusted for HRT and F&P	380,276	1,177,010
Turbine Systems volume changes	(9,656)	(46,601)
Airframe Systems volume changes	(7,438)	(46,027)
Electrical Power Systems volume changes	(17,423)	(25,047)
Engine Systems volume changes	11,808	(29,519)
Price changes and sales mix	2,412	4,602
Effects of changes in foreign currency	(3,612)	10,609

Consolidated net external sales at June 30, 2010	$356,367	$1,045,027

The decrease in sales for the three months ended June 30, 2010 was primarily attributable to sales volume declines in our Turbine Systems, Airframe Systems and Electrical Power Systems segments, partially offset by volume increases in our Engine Systems segment and through price and sales mix changes.
Consolidated external net sales for the nine months ended June 30, 2010 decreased by $20,571 to $1,045,027 for the nine months ended June 30, 2010 compared to $1,065,598 for the nine months ended June 30, 2009. The decrease was attributable to sales volume declines in all of our segments, partially offset by increased sales from the HRT acquisition during the six month period ended March 31, 2010 and favorable foreign currency exchange rates, price changes and sales mix.
As HRT was acquired at the beginning of our fiscal third quarter of 2009, organic comparisons of the HRT acquisition between the three month periods ended June 30, 2010 and June 30, 2009 are not applicable because HRT’s results were included in consolidated net external sales, in Airframe Systems segment results, for each of the three month periods June 30, 2010 and June 30, 2009. Likewise, since the F&P product line was acquired as part of the HRT acquisition and disposed of in August 2009, organic comparisons of the F&P disposition are only applicable to the three month period ended June 30, 2010 because F&P’s results were not included in Airframe Systems segment results during the six months ended March 31, 2010 or the six month period ended March 31, 2009.
As part of their component and system offerings, Turbine Systems and Engine Systems in some cases sell electronic controls manufactured by Electrical Power Systems. Engine Systems also manufactures certain components of larger systems ultimately sold by Turbine Systems. These intersegment activities have historically increased growth in our Turbine Systems and Engine Systems segments. Further integration of our Airframe Systems segment is also expected to result in the manufacture of additional electronic controls by Electrical Power Systems for Airframe Systems.
Sequentially, total segment sales in our Turbine Systems, Airframe Systems and Engine Systems segments increased by $4,055, $3,254 and $7,843, respectively, in the three months ended June 30, 2010 compared to the three months ended March 31, 2010. Total segment sales in our Electrical Power Systems segment decreased by $7,247 due primarily to quarterly fluctuations in sales volume.
Turbine Systems’ segment net sales (including intersegment sales) were $151,168 and $440,697 for the three and nine month periods ended June 30, 2010 compared to $159,007 and $483,869 for the same periods of fiscal 2009. While we believe our experience is largely consistent with underlying economic market trends, we also believe the fleet dynamics of commercial aircraft platforms on which we have content, such as Airbus A320, Boeing 737 and Boeing 777, have allowed us to be somewhat less negatively impacted by the effects of the recent economic down-cycle than some of our competitors in the aftermarket segment. Commercial aircraft deliveries of narrow-body and wide-body and military aircraft sales have remained relatively stable, although order patterns have fluctuated, such that our overall sales volume has remained less affected, despite larger fluctuations from quarter to quarter. Primary impacts of the recent economic down-cycle have included slower deliveries of industrial aeroderivative gas turbines, industrial heavy frame gas turbines, and business and regional jets. Year-over-year declines for the nine months were experienced in both the aerospace and industrial markets. The continuing impact of the global recession has resulted in excess temporary supplies of electricity in certain markets, which has contributed to reduced sales volumes of industrial gas and steam turbines. Also, uncertainty caused by the delay in issuance of new emissions standards in the U.S. continues to dampen customer demand. Business jet markets have continued to recover, as evidenced by higher deliveries of product for business jet engines, in the three month period ended June 30, 2010, than in the same period of fiscal 2009.
During the three and nine month periods ended June 30, 2010, our net sales were positively impacted by approximately $100 and $2,400, respectively, due to changes in foreign currency exchange rates, compared to the same periods of fiscal 2009.

Airframe Systems’ segment net sales (including intersegment sales) were $94,127 and $276,727 for the three and nine month periods ended June 30, 2010 compared to $107,676 and $211,604 for the same periods of fiscal 2009. On April 3, 2009, we acquired HRT and we have integrated this business into Woodward, and more specifically into our Airframe Systems segment. Net sales for the nine month period ended June 30, 2010 include $117,329 of HRT sales for the six month period ended March 31, 2010. Excluding these inorganic net sales of $117,329, Airframe Systems’ segment organic net sales were $159,398 for the nine months ended June 30, 2010.
In August 2009, we sold the Fuel and Pneumatics (“F&P”) product line which had been acquired as part of the HRT acquisition. Sales for the three month period ended June 30, 2009 included $5,917 in sales from the F&P product line.
The sales decline for the three month period and the organic sales decline for the nine month period were primarily due to continued production softness in the global commercial business and regional jet OEM and aftermarket markets, coupled with reduced utilization of various platforms supplied by Airframe Systems, and the sale of the F&P product line. The sales decline was also impacted by reduced demand on various military applications, particularly fixed wing and electro-optical targeting programs, which are markets in which we have a significant presence. Aftermarket sales have experienced slight declines, primarily due to passenger and cargo carriers removing planes from service.
During the three and nine month periods ended June 30, 2010, foreign currency exchange rates had no appreciable impact on net sales compared to the same periods of fiscal 2009.
Electrical Power Systems’ segment net sales (including intersegment sales) were $47,280 and $158,610 for the three and nine month periods ended June 30, 2010, compared to $69,065 and $189,428 for the same periods of fiscal 2009. Decreased sales of wind turbine converters were partially offset by increases in non-wind related power generation and distribution equipment. Intersegment sales were $11,133 and $29,918, respectively, compared to $11,475 and $38,970 for the three and nine month periods ended June 30, 2010. The intersegment sales declines reflect weakness in demand for industrial gas turbine and reciprocating engines used in power generation applications.
Wind converter sales declined in the three and nine month periods ended June 30, 2010, as compared to the same periods of fiscal 2009. During the first three quarters of fiscal 2009, Electrical Power Systems experienced growth in demand for wind converters, but saw a significant decrease in demand during the last quarter of fiscal 2009, which has continued during the first nine months of fiscal 2010. Wind converter demand continues to be impacted by tight lender requirements for project financing, and uncertainty regarding government subsidy programs due to a lack of clear policy direction in the U.S. and elsewhere. Continued global weakness in wind converter deliveries was the primary contributor to Electrical Power Systems’ segment net sales declines for the three and nine month periods ended June 30, 2010 compared to the same periods in fiscal 2009.
During the second half of fiscal 2009 demand for our non-wind power generation and distribution equipment and services declined driven by stock reduction programs and postponement of projects on customer side. Demand for these products increased slightly in the nine months ended June 30, 2010 compared to the same period of fiscal 2009.
During the three and nine month periods ended June 30, 2010, segment net sales were negatively impacted by approximately $3,400 and positively impacted by approximately $5,300, respectively, due to changes in foreign currency exchange rates, compared to the same periods of fiscal 2009.
Engine Systems’ segment net sales (including intersegment sales) were $86,066 and $232,168 for the three and nine month periods ended June 30, 2010 compared to $76,629 and $267,157 for the same periods of fiscal 2009.
Improvements for the three month period ended June 30, 2010 compared to the same period of fiscal 2009 were driven mainly by increased sales of controls used in small engine applications, which serve the construction, agricultural and other industrial equipment markets. Sales of controls for small engine applications have increased year-over-year in both the three months ended March 31, 2010 and the three months ended June 30, 2010.
Lower year-over-year sales levels for the nine month period ended June 30, 2010 compared to the same period in fiscal 2009 were primarily attributable to continued declines in sales of higher margin controls used in large engine applications which serve the marine, power generation and process markets. Sales of short-cycle engine control products supporting the construction and transportation markets, including alternative-fuel vehicle markets, have shown improvements.
Engine Systems’ segment net sales were $86,066 for the three month period ended June 30, 2010, compared to $78,223 for the three month period ended March 31, 2010 and $67,879 for the three month period ended December 31, 2009. All market segments within Engine Systems showed quarter over quarter sequential growth in the three month period ended March 31, 2010 and in the three month period ended June 30, 2010. The majority of the growth was driven by increased sales of controls for small engine applications.

During the three and nine month periods ended June 30, 2010, our net sales were negatively impacted by approximately $300 and positively impacted by approximately $3,000, respectively, due to changes in foreign currency exchange rates, compared to the same periods of fiscal 2009.
Price changes and sales mix: Selling price increases across several products in Turbine Systems and Engine Systems were in response to prevailing market conditions, partially offset by price decreases and changes in sales mix by customer in Electrical Power Systems.
Foreign currency exchange rates: Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), European Monetary Units (the “Euro”), Great Britain pounds (“GBP”), Japanese yen (“JPY”) and Chinese Yuan (“CNY”). As the USD, Euro, GBP, and JPY fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. If CNY, which the Chinese government has not allowed to fluctuate significantly against USD in 2009 or 2010, is allowed to fluctuate against USD in the future, we would be exposed to gains or losses on sales transactions denominated in CNY.
During the three and nine month periods ended June 30, 2010, our net sales were negatively impacted by approximately $3,600 and positively impacted by approximately $10,600, respectively, due to changes in foreign currency exchange rates, compared to the same periods of fiscal 2009.
Costs and Expenses
The following table presents costs and expenses in relation to net sales:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2010		2009		2010		2009
		% of Net		% of Net		% of Net		% of Net
		Sales		Sales		Sales		Sales
Net sales	$356,367	100.0%	$386,193	100.0%	$1,045,027	100.0%	$1,065,598	100.0%

Cost of goods sold	$249,966	70.1%	$287,094	74.3%	$733,834	70.2%	$766,919	72.0%
Selling, general, and administrative expenses	31,394	8.8	33,182	8.6	98,359	9.4	94,735	8.9
Research and development costs	21,419	6.0	20,676	5.4	59,431	5.7	58,556	5.5
Amortization of intangible assets	8,635	2.4	8,286	2.1	26,471	2.5	18,169	1.7
Restructuring and other charges	—	—	—	—	—	—	15,159	1.4
Interest and other income	(104)	(0.0)	(625)	(0.2)	(1,161)	(0.1)	(1,877)	(0.2)
Interest and other expenses	7,005	2.0	11,023	2.9	22,733	2.2	24,367	2.3

Consolidated costs and expenses	$318,315	89.3%	$359,636	93.1%	$939,667	89.9%	$976,028	91.6%

Cost of goods sold decreased to $249,966, or 70.1% of sales, in the three months ended June 30, 2010 from $287,094, or 74.3% of sales, in the three months ended June 30, 2009. Cost of goods sold decreased to $733,834, or 70.2% of sales, in the nine months ended June 30, 2010 from $766,919, or 72.0% of sales, for the nine months ended June 30, 2009. Correspondingly, gross margins (as measured by net sales less cost of goods sold divided by net sales) increased to 29.9% and 29.8% for the three and nine month periods ended June 30, 2010, compared to 25.7% and 28.0% for the same periods of fiscal 2009. The improved gross margins largely result from our focus on cost reductions and the impact of the $12,500 charge for the step-up in basis of inventory in the three and nine months ended June 30, 2009.
Cost of goods sold decreased in the three and nine month periods ended June 30, 2010 compared to the same periods in fiscal 2009 primarily because of decreased sales levels in fiscal 2010, compared to the same periods of 2009 and as a result of our focus on cost control, changes in pricing on some products, and changes in sales mix.
During the three month period ended June 30, 2010, net sales declined by $29,826 while cost of goods sold declined by $37,128 compared to the same period in fiscal 2009. Excluding the $12,500 charge for the step-up in basis of inventory related to the HRT acquisition, cost of goods sold declined by $24,628 during the three month period ended June 30, 2010 compared to the same period in fiscal 2009.

During the nine month period ended June 30, 2010, net sales declined by $20,571 while cost of goods sold declined by $33,085 compared to the same period in fiscal 2009. Excluding the $12,500 charge for the step-up in basis of inventory related to the HRT acquisition, cost of goods sold declined by $20,585 during the nine month period ended June 30, 2010 compared to the same period in fiscal 2009.
Selling, general, and administrative expenses increased as a percentage of sales to 8.8% and 9.4% for the three and nine month periods ended June 30, 2010 as compared to 8.6% and 8.9% in the same periods of fiscal 2009. Selling, general, and administrative expenses decreased $1,788 for the three month period ended June 30, 2010 and increased $3,624 for the nine month period ended June 30, 2010, compared with the same periods of fiscal 2009.
The decrease for the three month period ended June 30, 2010 reflects the impact of cost reduction efforts taken during fiscal 2009 partially offset by higher variable compensation accruals compared to amounts recorded in the same periods in the prior year.
The increase for the nine month period ended June 30, 2010 reflects additional expenses of the HRT business and higher variable compensation accruals compared to amounts recorded in the same period in the prior year, partially offset by the impact of cost reduction efforts taken during fiscal 2009.
Research and development costs as a percentage of sales were 6.0% and 5.7% for the three and nine month periods ended June 30, 2010 compared to 5.4% and 5.5% for the same periods of fiscal 2009. Research and development costs increased $743 and $875 for the three and nine month periods ended June 30, 2010 compared to the same periods of fiscal 2009.
Research and development costs increased in the three month period ended June 30, 2010 compared to the same period of fiscal 2009 primarily as a result of lower levels of customer funded research and development. Research and development costs increased for the nine month periods ended June 30, 2010 primarily as a result of the impact of the acquisition of HRT offset by reduced workforce resulting from fiscal 2009 restructuring activities, when compared to the same period of fiscal 2009.
Our research and development activities extend across virtually our entire customer base, and our current level of spending is consistent with our strategy of continuing to invest in future platforms and technologies.
Amortization of intangible assets as a percentage of sales was 2.4% for the three month period ended June 30, 2010 compared to 2.1% for the same period of fiscal 2009, primarily reflecting lower sales volumes in the fiscal 2010 period compared to the same period of fiscal 2009.
Amortization of intangible assets as a percentage of sales was 2.5% for the nine month period ended June 30, 2010 compared to 1.7% for the same period of fiscal 2009, primarily reflecting increased amortization expense related to $128,400 of intangible assets acquired in the HRT acquisition in April 2009.
Restructuring and other charges of $15,159 were recognized during the three month period ended March 31, 2009. No restructuring charges were incurred in the three or nine month periods ended June 30, 2010, or in the three month periods ended December 31, 2008, or the three month period ended June 30, 2009. The non-acquisition related restructuring and other charges recognized in the three month period ended March 31, 2009 resulted from a number of projects we implemented, which were undertaken to maintain our margins through cost reduction and efficiency improvements. The program savings were primarily related to indirect expenses, selling, general, and administrative expenses, material productivity, and facility rationalization.
Interest and other expenses as a percentage of sales was 2.0% and 2.2% for the three and nine month periods ended June 30, 2010 compared to 2.9% and 2.3% for the same periods of fiscal 2009. Interest expense decreased in the three and nine month periods ended June 30, 2010 because of interest savings related to debt reductions.
Since the issuance of $220,000 of long-term debt in connection with the acquisition of HRT in April 2009, we have made unscheduled prepayments of $159,000 on our outstanding long-term debt. During that same period, we reduced our total debt, including short-term borrowings on our revolving credit facility, from $756,859 on April 3, 2009 to $453,662 as of June 30, 2010.

Earnings
The following table presents earnings by segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Turbine Systems	$35,934	$33,263	$100,363	$104,142
Airframe Systems	2,852	(5,990)	10,237	(956)
Electrical Power Systems	3,072	12,501	15,254	30,804
Engine Systems	9,131	3,912	18,513	16,380

Total segment earnings	50,989	43,686	144,367	150,370
Nonsegment expenses	(6,085)	(6,262)	(16,810)	(37,572)
Interest expense and income, net	(6,852)	(10,867)	(22,197)	(23,228)

Consolidated earnings before income taxes	38,052	26,557	105,360	89,570
Income tax expense	(6,187)	(1,696)	(26,873)	(19,084)

Consolidated net earnings	$31,865	$24,861	$78,487	$70,486

The following table presents earnings by segment as a percentage of segment net sales, including intersegment sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Turbine Systems	23.8%	20.9%	22.8%	21.5%
Airframe Systems	3.0	(5.6)	3.7	(0.5)
Electrical Power Systems	6.5	18.1	9.6	16.3
Engine Systems	10.6	5.1	8.0	6.1
Total segment earnings increased from $43,686 for the three month period ended June 30, 2009 to $50,989 for the three month period ended June 30, 2010. Segment earnings increased for the three month period ended June 30, 2010 due primarily to improved earnings of the Turbine Systems, Airframe Systems and Engine Systems segments, partially offset by lower earnings in the Electrical Power Systems segment. Excluding the fiscal 2009 $12,500 inventory basis step-up charge taken in Airframe Systems, total segment earnings decreased by $5,197 for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009.
Total segment earnings decreased for the nine month period ended June 30, 2010 by $6,003 from $150,370 for the nine month period ended June 30, 2009 to $144,367 for the nine month period ended June 30, 2010. The decrease was primarily due to organic sales volume declines of $147,194, partially offset by savings from workforce management and other cost savings initiatives.

Turbine Systems’ segment earnings increased $2,671, or 8.0%, and decreased $3,779, or 3.6%, for the three and nine month periods ended June 30, 2010, as compared to the same periods of fiscal 2009 due to the following:

	Three Month	Nine Month
	Period	Period
Earnings at June 30, 2009	$33,263	$104,142
Sales volume changes	(4,286)	(18,873)
Selling price changes	2,290	5,001
Sales mix	3,261	7,731
Changes in variable compensation	(540)	(1,989)
Effects of changes in foreign currency	798	560
Savings related to workforce management	300	4,900
Other, net	848	(1,109)

Earnings at June 30, 2010	$35,934	$100,363

Turbine Systems’ segment earnings increased in the three month period ended June 30, 2010 compared to the same period of fiscal 2009 primarily as a result of the selling price changes and a more favorable sales mix, partially offset by decreases in sales volume. Earnings as a percentage of sales increased to 23.8% in the three month period ended June 30, 2010 compared to 20.9% for the same period of fiscal 2009.
Turbine Systems’ segment earnings decreased in the nine month period ended June 30, 2010 compared to the same period of fiscal 2009 primarily as a result of decreases in sales volume, partly offset by selling price changes, a more favorable sales mix, and the impacts of workforce management and other cost control initiatives. Earnings as a percentage of sales increased in the nine month period ending June 30, 2010 to 22.8% from 21.5% in the same period of fiscal 2009.
Construction has begun on a new 48,000 square foot system test facility in Illinois. The facility, which will house twelve environmental system test cells and a vibration lab, will support Turbine System’s development opportunities.
Airframe Systems’ segment earnings increased to $2,852 in the three months ended June 30, 2010 from a loss of $5,990 in the three month period ended June 30, 2009 and increased to $10,237 for the nine months ended June 30, 2010 from a loss of $956 for the nine month period ended June 30, 2009 due to the following:

	Three Month	Nine Month
	Period	Period
Earnings at June 30, 2009	$(5,990)	$(956)
Purchase accounting inventory basis step-up charge in 2009	12,500	12,500
HRT earnings from October 2009 to March 2010	—	14,397
F&P product line earnings from April 2009 to June 2009	(2,041)	(2,041)

Segment earnings at June 30, 2009, adjusted for HRT and F&P	4,469	23,900
Organic sales volume changes	(3,273)	(22,696)
Sales mix	(812)	(1,217)
Intangible amortization	(381)	(2,472)
Changes in variable compensation	327	(482)
Investments in business development opportunities	(758)	(2,397)
Savings related to workforce management	2,369	15,161
Other, net	911	440

Earnings at June 30, 2010	$2,852	$10,237

As HRT was acquired at the beginning of our fiscal third quarter of 2009, organic comparisons of the HRT acquisition between the three month periods ended June 30, 2010 and June 30, 2009 are not applicable because HRT’s results were included in Airframe Systems segment results for each of the three month periods June 30, 2010 and June 30, 2009. Likewise, since the F&P product line was acquired as part of the HRT acquisition and disposed of in August 2009, organic comparisons of the F&P disposition are only applicable to the three month period ended June 30, 2010 because F&P’s results were not included in Airframe Systems segment results during the six months ended March 31, 2010 or the six month period ended March 31, 2009. Management believes that considering organic segment earnings, adjusted for HRT and F&P, to compare results for the three and nine month periods ended June 30, 2010 to the same periods in fiscal 2009 provides improved comparability of operating results of the Airframe Systems segment.

Airframe Systems’ segment earnings increased to $2,852 in the three months ended June 30, 2010 from a loss of $5,990 in the three month period ended June 30, 2009. The increase was primarily due to the one-time charge in the 2009 period to cost of goods sold related to the purchase accounting step-up in inventory values associated with the HRT acquisition, restructuring savings, and lower levels of variable compensation, partially offset by the impact of the organic sales volume declines and sales mix, changes to investments in business development opportunities, and higher levels of intangible amortization.
Airframe Systems’ segment earnings increased to $10,237 for the nine months ended June 30, 2010 from a loss of $956 for the nine month period ended June 30, 2009. The increase was primarily driven by the one-time charge in the 2009 period to cost of goods sold related to the purchase accounting step-up in inventory values associated with the HRT acquisition, restructuring savings and earnings from HRT in the six month period ending March 31, 2010, partially offset by the impact of the organic sales volume declines and sales mix, changes to investments in business development opportunities, higher levels of variable compensation and higher levels of intangible amortization.
The April 3, 2009 HRT acquisition contributed $14,397 to Airframe Systems segment earnings for the nine month period ended June 30, 2010. The F&P product line, which was acquired as part of the HRT acquisition in April 2009 and sold in August 2009, contributed $2,041 to earnings for the three and nine month periods ended June 30, 2009 compared to the same periods in fiscal 2010.
Non-cash intangible amortization expense in the three months ended June 30, 2010 of $7,020 and for the nine month period ended June 30, 2010 of $21,542 were related to the MPC and HRT acquisitions.
Integration of our Airframe Systems business is expected to contribute to improved profitability, broader control system content, and better aftermarket presence and support. Airframe Systems has begun to realize previously anticipated benefits from cost reduction efforts taken at both MPC and HRT, and the operational integration of the MPC and HRT businesses is proceeding consistent with our expectations. Additional expense control initiatives that are expected to occur during the remainder of calendar year 2010 relate primarily to the planned closing of the Pacoima, California facility as part of a decision to consolidate HRT’s production facilities. Most of the costs of these additional expense control initiatives were included in accrued restructuring costs recorded in connection with the HRT acquisition.
Electrical Power Systems’ segment earnings decreased $9,429, or 75.4%, and $15,550, or 50.5%, respectively, for the three and nine month periods ended June 30, 2010 as compared to the same periods of fiscal 2009 due to the following:

	Three Month	Nine Month
	Period	Period
Earnings at June 30, 2009	$12,501	$30,804
Sales volume changes	(7,521)	(13,353)
Selling price changes	(374)	(644)
Sales mix	478	208
Changes in variable compensation	(245)	(1,185)
Effects of changes in foreign currency	(538)	556
Costs associated with global expansion	(395)	(1,689)
Savings related to workforce management	58	1,328
Other, net	(892)	(771)

Earnings at June 30, 2010	$3,072	$15,254

The decrease in earnings in both the three and nine month periods ended June 30, 2010 compared to the same periods of fiscal 2009 was driven mainly by the decrease in sales volumes, which was primarily due to reduced current market demand for wind turbines. Earnings were also negatively impacted by pricing pressures, increased costs associated with global expansion of Electrical Power Systems and higher variable compensation costs. These negative factors were partially offset by increased sales of non-wind related power generation and distribution equipment, and savings realized as a result of workforce management actions taken during fiscal 2009 in response to declining sales.

Engine Systems’ segment earnings increased $5,219, or 133.4%, and $2,133, or 13.0%, for the three and nine month periods ended June 30, 2010 as compared to the same periods of fiscal 2009 due to the following:

	Three Month	Nine Month
	Period	Period
Earnings at June 30, 2009	$3,912	$16,380
Sales volume changes	4,557	(14,744)
Selling price changes	496	1,570
Sales mix	(1,800)	106
Changes in variable compensation	(344)	(1,325)
Effects of changes in foreign currency	433	2,152
Decreased infrastructure and overhead related expenses	300	2,081
Savings related to workforce management	1,200	9,746
Other, net	377	2,547

Earnings at June 30, 2010	$9,131	$18,513

For the three month period ended June 30, 2010, increased segment earnings, compared to the same period in fiscal 2009, were driven by higher sales volumes, selling price changes, workforce management related savings and the benefits of lower overhead spending were partially offset by unfavorable sales mix and increases in variable compensation costs.
In the nine month period ended June 30, 2010, price increases, cost savings related to workforce management activities, reduced infrastructure and overhead spending, changes in foreign currency exchange rates, and other factors favorably impacted earnings, but were offset by lower sales volumes and increases in variable compensation costs compared to the same period of fiscal 2009. The infrastructure savings related to consolidation of facilities and operations.
Nonsegment expenses for the three and nine month periods ended June 30, 2010 decreased to $6,085, or 1.7%, of sales and $16,810, or 1.6% of sales, respectively, compared to $6,262 and $37,572 for the same periods of fiscal 2009. During the three month period ended March 31, 2009, we recorded $16,605 in special charges to properly size our business for the economic environment related to the global recession. Without these special charges, nonsegment expenses for the nine month period ended June 30, 2009 were $20,967, or 2.0% of net sales.
Excluding the impact of the $16,605 special charges, year-over-year nonsegment expenses declined in the three and nine month period ended June 30, 2010 compared to the same periods of fiscal 2009, resulting primarily from reductions in variable compensation, cost reduction efforts and lower intercompany profit eliminations. We anticipate that our ongoing rate of spend will be similar to the spend rate experienced during the three month period ended June 30, 2010.
Income taxes were provided at an effective rate on earnings before income taxes of 16.3% and 25.5% for the three and nine month periods ended June 30, 2010 compared to 6.4% and 21.3% for the same periods of fiscal 2009. The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

	Three Month	Nine Month
	Period	Period

Effective tax rate at June 30, 2009	6.4%	21.3%
Retroactive extension of research credit recorded in fiscal 2009	—	1.8
Research credit in fiscal 2010 as compared to fiscal 2009	1.9	1.3
Adjustment of tax issues recorded in the period ended June 30, 2009	21.4	10.2
Adjustment of tax issues recorded in the period ended June 30, 2010	(18.8)	(8.4)
Foreign earnings mix	5.5	0.1
Other changes, net	(0.1)	(0.8)

Effective tax rate at June 30, 2010	16.3%	25.5%

During the nine month period ended June 30, 2010, the Internal Revenue Service concluded an examination of our U.S. Federal income tax returns for fiscal years 2007 and 2008. During the three months ended June 30, 2010, we completed certain internal revaluation assessments and certain statutes of limitations expired. As a result, we reduced our liability for unrecognized tax benefits during the three month period ended June 30, 2010, by a net favorable amount of $6,416.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Condensed Consolidated Balance Sheet was $11,892 at June 30, 2010, and $19,783 at September 30, 2009. At June 30, 2010, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $9,796. At this time, we estimate that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $753 in the next twelve months through completion of reviews by various worldwide tax authorities.
We recognize interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $1,846 as of June 30, 2010 and $3,804 as of September 30, 2009.
Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2003 and forward. Woodward has been subject to U.S. Federal income tax examinations for fiscal years through 2008; however, certain subsidiaries have open tax years back to 2006, which pre-dates the inclusion of these subsidiaries in the Woodward consolidated return filing group. Woodward is subject to U.S. state income tax examinations for fiscal years 2005 and forward.
The U.S. research tax credit expired as of December 31, 2009. The U.S. Congress is considering legislation to provide a one-year, retroactive extension; however, as of March 31, 2010, the expired tax credit has not been reinstated. Accounting guidance requires us to use the tax law in effect at the balance sheet date. Accordingly, the calculation of our 2010 income tax provision does not reflect any assumed benefit from the research tax credit for the nine month period ended September 30, 2010. In the event that the research tax credit is enacted in some form in future periods, we will account for that change in the tax law at that time.
We do not expect the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, to impact our income tax expenses in 2010 or thereafter.
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
Our ability to service our long-term debt, to remain in compliance with the various restrictions and covenants contained in our debt agreements and to fund working capital, capital expenditures and product development efforts. will depend on our ability to generate cash from operating activities which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control.
Historically, we have been able to finance our ongoing businesses, including capital expenditures and product development, with cash flows provided by operating activities. We expect that cash generated from our operating activities will continue to fund our operating needs. In the event we are unable to generate sufficient cash flows from operating activities, we have a revolving credit facility comprised of unsecured financing arrangements with a syndicate of U.S. banks totaling $225,000. This revolving credit facility has an option to increase the amount to $350,000, subject to the lenders’ participation. In addition, we have various foreign lines of credit tied to net amounts on deposit at certain foreign financial institutions, which are generally reviewed annually for renewal. Historically, we have used borrowings under these foreign lines of credit to finance certain local operations.
During fiscal 2009 we incurred $620,000 of long-term debt in connection with our 2009 acquisitions. Since April 2009, we have made non-scheduled principal prepayments of $159,000, including $90,000 during the nine month period ended June 30, 2010. Year to date, we have made total principal payments on our outstanding debt of $118,582.
At June 30, 2010, we were in compliance with the financial covenants under our existing long-term debt agreements and revolving credit facility.
We believe liquidity and cash generation are important to fund our ongoing operating needs. We also believe that the restructuring and other cost reduction actions we have been taking will continue to generate cash flow from operations and that this level of cash generation, together with our existing cash and available borrowings, will adequately support our operations.
We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities. However, we could be adversely affected if banks supplying our short-term borrowing requirements refuse to honor their contract commitments, cease lending, or declare bankruptcy. While we believe the lending institutions participating in our credit arrangements are financially capable, events in the global credit markets during fiscal year 2008 and fiscal year 2009, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability.

Assets
Segment assets consist of accounts receivable, inventories, property, plant, and equipment - net, goodwill, and other intangibles — net. The following table presents assets by segment:

	June 30,	September 30,
	2010	2009

Turbine Systems	$339,619	$344,789
Airframe Systems	748,015	801,300
Electrical Power Systems	124,170	135,808
Engine Systems	187,104	200,226

Total segment assets	1,398,908	1,482,123
Nonsegment assets	178,680	214,299

Consolidated total assets	$1,577,588	$1,696,422

Turbine Systems’ segment assets decreased $5,170 to $336,619 during the nine month period ended June 30, 2010, reflecting lower net carrying cost of property, plant and equipment and intangibles. The decrease in property, plant and equipment was due to depreciation expense outpacing capital expenditures. The decrease in intangible assets was due to amortization expense. The carrying values of accounts receivables and inventories were relatively stable at June 30, 2010 compared to September 30, 2009.
Airframe Systems’ segment assets decreased $53,285 to $748,015 during the nine month period ended June 30, 2010 as a result of lower accounts receivable, inventories, intangible assets, and property, plant and equipment. The decrease in accounts receivable and inventories is primarily due to lower sales volume and management’s focus on rationalizing inventory levels relative to anticipated sales activity. The decrease in intangible assets was due to amortization expense. The decrease in property, plant and equipment was due to depreciation expense outpacing capital expenditures.
Electrical Power Systems’ segment assets decreased $11,638 to $124,170 during the nine month period ended June 30, 2010 primarily due to lower accounts receivables, inventories, property, plant and equipment, goodwill and intangible assets.
The effects of foreign currency fluctuations decreased Electrical Power Systems’ segment assets by approximately $17,300 during the nine month period ended June 30, 2010. The value of the Euro in relation to the U.S. dollar has dropped significantly during the nine month period ended June 30, 2010 and was especially volatile during the three month period ended June 30, 2010.
Engine Systems’ segment assets decreased by $13,122 to $187,104 during the nine month period ended June 30, 2010 due primarily to lower levels of inventories, property, plant and equipment and intangible assets. Inventories decreased primarily due to increased sales volumes compared to the last three months of fiscal 2009 and continuing focus on rationalizing inventory levels. Property, plant and equipment decreased due to depreciation expense exceeding capital expenditures. Intangible assets decreased due to amortization expense recognized during nine month period ended June 30, 2010. Accounts receivable increased slightly due to higher levels of sales during the three month period ended June 30, 2010 compared to the three months ended September 30, 2009.
The effects of foreign currency exchange rate fluctuations decreased Engine Systems’ segment assets by approximately $6,600 during the nine month period ended June 30, 2010.
Nonsegment assets decreased $35,619 to $178,680 during the nine month period ended June 30, 2010 primarily because of decreases in cash and cash equivalents and deferred income tax assets. The changes in cash and cash equivalents related to payments of long-term debt, the payment of $25,000 in connection with MPC Products’ settlement with the DOJ, and the $8,120 payment to purchase the remaining noncontrolling interest in Woodward Governor India Limited, a Woodward consolidated subsidiary, resulting in Woodward’s 100% ownership of Woodward Governor India Limited. These uses were partially offset by cash provided by operating activities. Changes in cash are discussed more fully below under the caption “Cash Flows.”

Other Balance Sheet Measures

	June 30,	September 30,
	2010	2009

Working capital	$422,960	$434,166

Short-term borrowings	—	—
Total debt	453,662	572,340
Other liabilities	101,186	110,010
Total Stockholders’ equity	749,032	711,515
Working capital (current assets less current liabilities) decreased to $422,960 at June 30, 2010 from $434,166 at September 30, 2009. Lower levels of cash, accounts receivable, inventories, and current and deferred income tax assets and higher accounts payable were partially offset by reductions in accrued liabilities and the current portion of long-term debt.
Short-term borrowings: We have a $225,000 revolving credit facility that includes an option to increase the amount to $350,000, subject to the lenders’ participation. In addition, we have further short-term borrowing capabilities under various foreign credit facilities. We use these facilities to meet short-term funding requirements. As of June 30, 2010 and September 30, 2009, no short-term borrowings were outstanding. As of June 30, 2010, we had borrowing availability of $222,848 under our $225,000 revolving credit facility, net of outstanding letters of credit, and availability of $17,636 under our foreign credit facilities.
Provisions of our short-term and long-term debt agreements include covenants customary to such agreements, including certain cross-default provisions, which require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of a material adverse event. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow ratio, and a maximum ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, plus any unusual non-cash charges to the extent deducted in computing net income, minus any unusual non-cash gains to the extent added in computing net income (“Debt Covenant EBITDA”). See additional discussion in Notes 11, Long-term debt, and 12, Line of credit facilities and short-term borrowings, to the Condensed Consolidated Financial Statements in “Item 1 — Financial Statements.”
Total debt, including short-term debt, and current and long-term debt decreased in the nine month period ended June 30, 2010 due primarily to scheduled and unscheduled debt prepayments made during the period. $90,000 of long-term debt was prepaid during the nine month period ended June 30, 2010, including $8,000 in the three month period ended June 30, 2010.
Other liabilities include $83,301 of accrued retirement benefits, primarily related to postretirement employee benefit plans, which are not expected to significantly impact our cash flows during fiscal year 2010.
Stockholders’ equity increased by $37,517 in the nine month period ended June 30, 2010, primarily due to an increase in net earnings during the period, which were partially offset by cash payments for dividends to stockholders, the $8,120 payment to acquire the 26% noncontrolling interest in Woodward Governor India Limited, and purchases of treasury stock of $2,383.
In 2007, the Board of Directors authorized the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that will end in October 2010. No shares were purchased under the authorization during fiscal 2009 or the first six months of fiscal 2010. During the three month and nine month periods ending June 30, 2010, we repurchased 55 shares for $1,515. As of June 30, 2010, $166,559 remains available for stock repurchase.
On July 27, 2010, Woodward’s Board of Directors approved a new stock repurchase plan, which authorizes the repurchase by Woodward of up to $200,000 of its outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end on July 27, 2013. Concurrent with this authorization, the Board of Directors cancelled the existing stock repurchase program which was scheduled to expire in September 2010.
Commitments, contingencies and guarantees at June 30, 2010 include claims, pending or threatened litigation or other legal proceedings, or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workers’ compensation claims, contractual disputes, product warranty claims and alleged violations of various environmental laws. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

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
Contractual Obligations
We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pensions, and retirement healthcare. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Form 10-K. We prepaid $90,000 of long-term debt during the nine month period ended June 30, 2010.
In connection with the sale of the F&P product line during fiscal 2009, we assigned to a subsidiary of the purchaser our rights and responsibilities related to certain contracts with the U.S. Government. We provided to the U.S. Government a customary guarantee of the obligations of the purchaser’s subsidiary under the contracts. The purchaser has agreed to indemnify us for any liability incurred with respect to the guarantee.
Cash Flows
Cash flows were as follows:

	Nine Months Ended
	June 30,
	2010	2009

Net cash provided by operating activities	$161,609	$115,732
Net cash used in investing activities	(42,906)	(763,421)
Net cash provided by (used in) financing activities	(137,669)	607,757
Effect of exchange rate changes on cash and cash equivalents	(3,189)	(2,345)

Net change in cash and cash equivalents	(22,155)	(42,277)
Cash and cash equivalents at beginning of period	100,863	109,833

Cash and cash equivalents at end of period	$78,708	$67,556

Net cash flows provided by operating activities increased by $45,877 for the nine month period compared to the same period of fiscal 2009. The increase was driven mainly by decreases in inventories as a result of lower sales levels and by management’s focus on rationalizing inventory levels relative to anticipated sales activity and lower cash payments for accounts payable and variable compensation programs compared to the first nine months of fiscal 2009.
As credit has remained tight during the first nine months of fiscal 2010 due to the conditions in the global economy, we continue to believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe the restructuring and other cost reduction actions we have taken during fiscal year 2009 and the first nine months of fiscal 2010 will permit us to continue to generate adequate cash flow from operations. We also believe that this level of cash generation, together with our existing cash and available borrowings, will adequately support our operations.
Net cash flows used in investing activities decreased by $720,515 compared to the same period last year. During the nine month period ended June 30, 2009, we completed acquisitions which used $749,844 of cash. During the nine month period ended June 30, 2010 we paid $25,000 to the DOJ to settle a liability assumed in the MPC acquisition. The purchase price we paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition to account for this contingent liability, and therefore the $25,000 payment is classified as cash used for business acquisitions.

Cash paid for capital expenditures was $18,834 during the nine month period ended June 30, 2010, compared to $17,915 during the same period last year. Future capital expenditures are expected to be funded through cash flows from operations, borrowings under our revolving credit facility and available foreign lines of credit.
Net cash flows provided by (used in) financing activities decreased by $745,426 during the nine month period ended June 30, 2010 compared to the same period last year. During the nine month period ended June 30, 2009, we issued $620,000 of long-term debt, which was used primarily to finance business acquisitions. During the nine month period ended June 30, 2010, we repaid $118,582 of outstanding debt, including unscheduled debt prepayments of $90,000. As a result of the decreases in outstanding current and long-term debt during the nine month period ended June 30, 2010, our debt to total capitalization ratio, defined as total debt divided by total debt plus total equity, decreased to 37.7% as of June 30, 2010 compared to 44.7% as of September 30, 2009.
Also during the nine month period ending June 30, 2010, we used $2,383 to purchase treasury stock including $1,515 to repurchase 55 shares of our common stock on the open market at an average price of $27.59 per share as part of our previously announced stock repurchase plan. No shares of stock were repurchased under the plan during the six month period ended March 31, 2010 or during fiscal year 2009.
In April 2010, Woodward purchased the 26% noncontrolling interest in Woodward Governor India Limited, a Woodward consolidated subsidiary, for $8,120. As a result of this transaction, Woodward now owns 100% of Woodward Governor India Limited.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1, Basis of presentation and nature of operations, to the Consolidated Financial Statements in our Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K include estimates for revenue recognition, purchase accounting, inventory valuation, postretirement benefit obligations, reviews for impairment of goodwill, and our provision for income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.
Our management discusses the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors at least annually.
Goodwill is tested for impairment on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we compare the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal 2009 or in the first nine months of fiscal 2010.
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

The results of our fiscal 2010 annual goodwill impairment test performed as of March 31, 2010 indicated that no goodwill impairment existed. The estimated fair value of each of our reporting units was in excess of it carrying value. At March 31, 2010 the reporting unit with the closest ratio of estimated fair value to carrying value was our recently acquired Airframe Systems reporting unit, which has a significant concentration of business in the presently depressed business jet and regional jet market segments. Our March 31, 2010 analysis indicated a premium of over 30% compared to this reporting unit’s carrying value. We are not aware of any facts, circumstances, or triggering events that have arisen since March 31, 2010 indicating that goodwill has been impaired. As part of our ongoing monitoring efforts, we will continue to consider the global economic environment and its potential impact on our businesses, as well as other factors, in assessing goodwill recoverability.
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
New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.
To understand the impact of recently issued guidance, whether adopted or be adopted, please review the information provided in our footnote 2, New accounting standards, in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1of this Form 10-Q.

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
These market risks are discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Form 10-K. These market risks have not materially changed since the date our Form 10-K was filed with the SEC.
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
Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations; they concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Furthermore, there have been no changes in our internal control over financial reporting, except as discussed below, during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management included the internal controls of MPC in its assessment of the effectiveness of Woodward’s internal controls over financial reporting, beginning in the first quarter of fiscal year 2010. Beginning in the third quarter of fiscal year 2010, management included the internal controls of HRT in its assessment of the effectiveness of Woodward’s internal controls over financial reporting. MPC and HRT were acquired in the prior fiscal year and were excluded from management’s annual report on internal control over financial reporting for the fiscal year ended September 30, 2009, in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses. MPC and HRT will be included in management’s annual report on internal control over financial reporting for the fiscal year ending September 30, 2010.

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
Item 1A. Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized in “Item 1A. Risk Factors” in Part I, Item 1A of our Form 10-K, when making investment decisions regarding our securities. The risk factors that were disclosed in our Form 10-K have not materially changed since the date our Form 10-K was filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
Sales of common stock issued from treasury to one of our directors during the third quarter of fiscal 2010 consisted of the following:

	Total Shares	Consideration
	Sold	Received
(in thousands)

April 1, 2010 through April 30, 2010	268	$9
May 1, 2010 through May 31, 2010	—	—
June 1, 2010 through June 30, 2010	—	—
The securities were sold in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.
(c) Issuer Purchases of Equity Securities

Maximum
Number (or
			Total Number	Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares that
			Part of	may yet be
			Publicly	Purchased
	Total Number		Announced	under the Plans
	of Shares	Average Price	Plans or	or Programs
	Purchased	Paid Per Share	Programs (1)	(1) (2)
(in thousands)

April 1, 2010 through April 30, 2010	—	$—	—	$168,075
May 1, 2010 through May 31, 2010 (1)	54,900	27.59	54,900	166,559
June 1, 2010 through June 30, 2010 (3)	828	25.53	—	166,559

(1)	During September 2007, the Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in September 2010.

(2)	On July 27, 2010 our Board of Directors cancelled the existing stock repurchase program and approved a new stock purchase plan which authorizes the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transations over a three-year period that will end in July 2013.

(3)	The Woodward Governor Company Executive Benefit Plan, which is a separate legal entity, acquired shares of common stock on the open market related to the reinvestment of dividends for treasury stock shares under our deferred compensation plan.

Item 6. Exhibits
(a) Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD GOVERNOR COMPANY

Date: July 28, 2010	/s/ Thomas A. Gendron Thomas A. Gendron
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 28, 2010	/s/ Robert F. Weber, Jr. Robert F. Weber, Jr.
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

WOODWARD GOVERNOR COMPANY
EXHIBIT INDEX

Exhibit
Number	Description:

31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.

31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.

32.1	Section 1350 certifications, filed as an exhibit.

101.1
The following materials from Woodward Governor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.