Form 10-K
period 2010-09-30
WOODWARD GOVERNOR CO
filed 2010-11-18
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2010 as reported on The NASDAQ Global Select Market on that date: $1,792,991,448. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Governor Company Charitable Trust, as of March 31, 2010, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.
Number of shares of the registrant’s common stock outstanding as of November 15, 2010: 68,922,623.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the Annual Meeting of Stockholders to be held January 26, 2011, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

PART I
Forward Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecasts,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:
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
Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:
•	a decline in business with, or financial distress of, our significant customers;
•	the instability in the financial markets and prolonged unfavorable economic and other industry conditions;
•	our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;
•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;
•	our ability to implement, and realize the intended effects of, our restructuring efforts;
•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;
•	our ability to manage our expenses while responding to sales increases or decreases;
•	the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;
•	the success of, or expenses associated with, our product development activities;

•	our ability to integrate acquisitions and manage costs related thereto;
•	our debt obligations, our debt service requirements, and our ability to operate our business, pursue business strategies and incur additional debt in light of covenants contained in our outstanding debt agreements;
•	risks related to our U. S. Government contracting activities;
•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;
•	future subsidiary results or changes in domestic or international tax statutes;
•	environmental liabilities related to manufacturing activities;
•	our continued access to a stable workforce and favorable labor relations with our employees;
•	the geographical location of a significant portion of our Airframe Systems business in California, which historically has been susceptible to natural disasters;
•	our ability to successfully manage regulatory, tax, and legal matters (including product liability, patent, and intellectual property matters);
•	liabilities resulting from legal and regulatory proceedings, inquiries, or investigations by private or U.S. Government persons or entities;
•	risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates, and changes in the legal and regulatory environments of countries in which we operate;
•	fair value of defined benefit plan assets and assumptions used in determining our retirement pension and other postretirement benefit obligations and related expenses including, among others, discount rates and investment return on pension assets; and
•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.
These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. Other factors are discussed under “Risk Factors” in our Securities and Exchange Commission (“SEC”) filings and are incorporated herein by reference.
Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Risk Factors” in Item 1A in this Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (this “Form 10-K”). We undertake no obligation to revise or update any forward-looking statements for any reason.
Unless we have indicated otherwise or the context otherwise requires, references in this Form 10-K to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward Governor Company and its consolidated subsidiaries.
Amounts presented in this Form 10-K are in thousands except per share amounts.

Item 1.	Business
General
We are an independent designer, manufacturer, and service provider of energy control and optimization solutions. We design, produce and service reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments. We have significant production and assembly facilities in the United States, Europe and Asia, and promote our products and services through our worldwide locations.
Our strategic focus is energy control and optimization solutions. The precise and efficient control of energy, including fluid and electrical energy, combustion and motion, is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions and operation of power equipment in both commercial and military operations. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems. We focus primarily on original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications. We also provide aftermarket repair, replacement and other service support for our installed products.

Our components and integrated systems optimize performance of commercial aircraft, military aircraft, ground vehicles and other equipment, gas and steam turbines, wind turbines, including converters and power grid related equipment, industrial diesel, gas and alternative fuel reciprocating engines, and electrical power systems. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help customers offer more cost-effective, cleaner, and more reliable equipment. Our customers include leading OEMs and end users of their products.
We were established in 1870, incorporated in 1902, and are headquartered in Fort Collins, Colorado. The mailing address of our world headquarters is 1000 East Drake Road, Fort Collins, Colorado 80525. Our telephone number at that location is (970) 482-5811, and our website is www.woodward.com.
Products, Services and Principal Lines of Business
We are a global leader in energy control within the aerospace & defense and energy markets that we serve. We design, produce and service components and integrated systems that manage and control the energy of fluid movement, motion, combustion and electricity. Our prices, technology, quality, and customer service allow us to compete effectively within dozens of unique aerospace, defense and energy market niches and against various other manufacturers, including the in-house operations of certain OEMs. Examples of our market niches include motors for moving aircraft flight surfaces, fuel pumps for large diesel engines, and fuel nozzles for industrial gas turbines. We believe we have a significant position in the markets for fuel systems for aircraft and inverters for wind turbines.
We serve two significant markets — the aerospace & defense market and the energy market — through our four operating business segments: Turbine Systems, Airframe Systems, Electrical Power Systems, and Engine Systems. We use segment information internally to manage our business, including the assessment of business segment performance and making decisions on the allocation of resources between segments.
Turbine Systems
Our Turbine Systems segment develops and manufactures systems and components that provide energy control and optimization solutions for commercial and military aircraft propulsion applications, including fuel and combustion systems for turbine engines in our aerospace & defense markets, and for the industrial gas and steam turbines in our energy markets.
We provide integrated fuel control and combustion systems comprised of components such as electronic controls, fuel pumps, metering units, actuators, valves and fuel nozzles. Our OEM customers manufacture turbines for use in aerospace propulsion and both gas and steam turbines for power generation, industrial process, and large marine propulsion applications. Our customers also include end users of those applications and third party repair facilities.
Turbine Systems revenues from the aerospace & defense markets are generated primarily from the sale of components and integrated systems directly to OEMs and through aftermarket sales of components as provisioning spares or replacements. We also provide aftermarket repair, overhaul and other services to commercial airlines, turbine OEM repair facilities, military depots, third party repair shops, and end users. We have content on some of the world’s most popular and newest commercial and business jet airframes, including the Airbus A320, the Boeing 777, and the Boeing 787.
Turbine Systems’ revenues in the energy market are generated primarily from the sale of industrial products directly to OEM manufacturers, although we also generate some aftermarket sales through distributors, dealers and independent service facilities.
Airframe Systems
Our Airframe Systems segment develops and manufactures high-performance cockpit, electromechanical and hydraulic motion control systems, and mission-critical actuation systems and controls, including actuators, hydraulic motors, gears and sensors. These systems and controls are used in commercial and military fixed wing and rotary aircraft, combat vehicles and weapons systems, including guided weapons, and electro-optical targeting and motion suppression systems programs for combat vehicles, including the M1A1 Abrams tank.
Airframe Systems revenues from the aerospace & defense markets are generated primarily by sales to OEMs and tier-one prime contractors. We also generate some aftermarket sales through distributors, dealers and independent service facilities.
Airframe Systems was formed in fiscal year 2009 when we acquired MPC Products Corporation (“MPC”) and also includes our subsequent acquisition of HR Textron Inc. (“HRT”). Additional information about the acquisitions of MPC and HRT is included in Note 4, Business acquisitions and dispositions, to the Consolidated Financial Statements, in “Item 8 — Financial Statements and Supplementary Data.”

Electrical Power Systems
Our Electrical Power Systems segment develops and manufactures systems and components that provide power sensing and energy control management. These systems and components improve the security, quality, reliability and availability of power generation and electrical power networks for industrial markets, which include the power generation, power distribution, and power conversion industries.
We design, produce and service power converters for wind turbines, and integrated control systems and electronic control devices that measure, communicate and protect energy flows for low and medium voltage distribution systems through the Electrical Power Systems segment. Power converters are a critical component for delivering stable, high-quality power to the grid by controlling the voltage and power from the wind turbine generator, so that distributed voltage and frequency are constant and independent of the variable rotation speed of the wind turbine.
Electrical Power Systems revenues from the energy market are generated primarily from sales to OEMs that manufacture diesel or gas powered power stations, generator sets, wind turbines, and switchgear equipment. We also sell components as aftermarket spares or replacements, and provide other related services to these OEMs and, in some cases, directly to end users or other distributors. We also provide repair, overhaul and other services to end customers, OEM customers, and equipment operators as part of the wind power and power station side of our business.
Our customers demand technological solutions to meet their needs for security, quality, reliability and availability of electrical power networks.
Engine Systems
Our Engine Systems segment develops and manufactures systems and components that provide energy control and optimization solutions for the industrial reciprocating engine markets, which include power generation, transportation and process industries.
Engine Systems provides integrated control systems and control components, such as electronics, governors, actuators, valves, pumps, injectors, solenoids and ignition systems through the Engine Systems segment primarily to OEMs that manufacture diesel, gas and alternative fuel reciprocating engines. Engine Systems also sells to distributors for resale into power generation, transportation and process applications. Our products are used in end products ranging from forklifts to heavy industrial mining vehicles, as well as large marine engines and industrial power generators.
Engine Systems also sells components as spares or replacements and provide repair, overhaul and other services to OEM customers and equipment operators.
To support our OEMs’ customers and end users, Engine Systems sells components and services through our global channel partners (distributors, independent service facilities, and control system retrofit partners).
Markets
We serve the aerospace & defense and energy markets through our four business segments.
Our aerospace & defense products are primarily used to provide energy and motion control in both commercial and military fixed wing and rotary aircraft and in various other defense platforms, including guided weapon systems and combat vehicles.
Our energy products are used in global power generation and distribution, and to control energy in industrial, mobile and marine equipment.

Sales by market segment of our four operating business segments follows:

	Aerospace
	& Defense	Energy	Total
Fiscal year ended September 30, 2010
Turbine Systems	$381,556	$219,820	$601,376
Airframe Systems	376,182	—	376,182
Electrical Power Systems	248	186,543	186,791
Engine Systems	631	292,050	292,681

Total net external sales	$758,617	$698,413	$1,457,030

Percentage of total net sales	52%	48%	100%

Fiscal year ended September 30, 2009
Turbine Systems	$377,157	$240,793	$617,950
Airframe Systems	319,009	—	319,009
Electrical Power Systems	105	194,895	195,000
Engine Systems	1,725	296,441	298,166

Total net external sales	$697,996	$732,129	$1,430,125

Percentage of total net sales	49%	51%	100%

Additional information about our operations in 2010 and outlook for the future, including certain segment information, is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about our business segments and certain geographical information are included in Note 20, Segment information and Note 21, Supplemental quarterly financial data (Unaudited), to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”
Sales Order Backlog
Our backlog of unshipped sales orders as of October 31, 2010 and 2009 by segment was as follows:

		% Expected to be
	October 31,	filled by September 30,	October 31,
	2010	2011	2009

Turbine Systems	$184,438	90%	$175,053
Airframe Systems	387,639	67	424,823
Electrical Power Systems	84,198	58	56,943
Engine Systems	81,420	94	70,283

	$737,695	74%	$727,102

Our current estimate of the sales order backlog is based on unshipped sales orders that are open in our order entry systems. Unshipped orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production demand pull systems.
Seasonality
We do not believe that our sales, in total or in any business segment, are subject to significant seasonal variation. However, our sales have generally been lower in the first quarter of our fiscal year and higher in the final three quarters of our fiscal year. The first fiscal quarter of each year includes fewer working days due to the observance of various holidays and scheduled plant shut-downs for annual maintenance.

Customers
For the fiscal year ended September 30, 2010, approximately 39% of our consolidated net sales were made to our five largest customers. Sales to our five largest customers represented approximately 38% and 43% of our consolidated net sales for the fiscal years ended September 30, 2009 and September 30, 2008, respectively.
Sales to one of our customers, General Electric, accounted for approximately 15%, 17%, and 17% of consolidated net sales in each of the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Sales to another customer, Caterpillar, accounted for approximately 5%, 5%, and 10% of consolidated net sales in each of the fiscal years ended September 30, 2010, 2009 and 2008, respectively. No other customers represented 10% or more of our sales in fiscal year 2010, fiscal year 2009 or fiscal year 2008.
Our accounts receivable from General Electric represented approximately 14% of total accounts receivable as of September 30, 2010 and 15% as of September 30, 2009. We believe General Electric and our other significant customers are creditworthy and will be able to satisfy their credit obligations to us.
The customers who account for approximately 10% or more of sales to our business segments for the fiscal year ended September 30, 2010 follow:

Customer

Turbine Systems	General Electric; United Technologies
Airframe Systems	Boeing; General Dynamics
Electrical Power Systems	REpower Systems; Nordex Energy
Engine Systems	Caterpillar; Cummins
Government Contracts and Regulation
Portions of our businesses, particularly in our Turbine Systems and Airframe Systems segments, are heavily regulated. We contract with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, the National Aeronautics and Space Administration (“NASA”), and the Department of Defense, Homeland Security, and Transportation. We contract with similar government authorities outside the United States with respect to our international efforts.
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
We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:
•	require accurate, complete and current disclosure and certification of cost and pricing data in connection with certain contracts;
•	impose specific and unique cost accounting practices that may differ from accounting principles generally accepted in the United States (“U.S. GAAP”) and therefore require reconciliation;
•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts;
•	impose manufacture, specifications and other quality standards that may be further restrictive than for non-government business activities; and
•	restrict the use and dissemination of information classified for national security purposes and with respect to both the U.S. Government and the governments of foreign countries regulations pertaining to the export of certain products and technical data.
Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, collectively represent 23% of our sales. The level of U.S. spending for defense, alternative energy, and other programs is subject to periodic congressional appropriation actions, which are subject to change at any time, including the mix of programs to which such funding is allocated.

U.S. government related sales for our business segments for fiscal year 2010 and fiscal year 2009 follows:

	Direct U.S.	Indirect U.S.
	Government	Government	Commercial
	Sales	Sales	Sales	Total

Fiscal year ended September 30, 2010
Turbine Systems	$49,589	$49,996	$501,791	$601,376
Airframe Systems	15,175	212,588	148,419	376,182
Electrical Power Systems	248	66	186,477	186,791
Engine Systems	630	359	291,692	292,681

Total net external sales	$65,642	$263,009	$1,128,379	$1,457,030

Percentage of total net sales	5%	18%	77%	100%

Fiscal year ended September 30, 2009
Turbine Systems	$51,770	$48,588	$517,592	$617,950
Airframe Systems	20,684	159,084	139,241	319,009
Electrical Power Systems	105	180	194,715	195,000
Engine Systems	1,725	1,106	295,335	298,166

Total net external sales	$74,284	$208,958	$1,146,883	$1,430,125

Percentage of total net sales	5%	15%	80%	100%

Manufacturing
We operate manufacturing and assembly plants in the United States, Europe and Asia. Our products consist of mechanical, electronic and electromagnetic components.
Aluminum, iron and steel are the primary raw materials used to produce our mechanical components. Other commodities, such as gold and nickel, are also used in the production of our products, although in much smaller quantities. We purchase various goods, including component parts and services used in production, logistics and product development processes from third parties. Generally there are numerous sources for the raw materials and components used in our products, which we believe are sufficiently available to meet current requirements.
We maintain global strategic sourcing models to meet our global facilities’ production needs while building long-term supplier relationships and efficiently managing our overall supply costs. We expect our suppliers to maintain adequate levels of quality raw materials and component parts, and to deliver such parts on a timely basis to support production of our various products. We use a variety of agreements with suppliers intended to protect our intellectual property and processes and to monitor and mitigate risks of disruption in our supply base that could cause a business disruption to our production schedules or to our customers. The risks monitored include supplier financial viability, business continuity, quality and delivery.
Our customers expect us to maintain adequate levels of certain finished goods and certain component parts to support our warranty commitments and sales to our aftermarket customers, and to deliver such parts on a timely basis to support our customers’ standard and customary needs. We carry certain finished goods and component parts in inventory to meet these rapid delivery requirements of our customers.
Research and Development
We conduct research and development activities with our own independent research and development funds, and through customer funding. Our research and development costs include basic research, applied research, development, systems and other concept formulation studies. We also conduct internal research and development activities aimed at improving our manufacturing processes.
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

Other development programs result in nearer-term commercial launches associated with new OEM offerings, product upgrades, or product replacements on existing turbine programs. These nearer-term programs frequently provide opportunities for us to advance our technological capabilities as we provide technologies to assist customers in satisfying increasingly stringent turbine requirements for both aircraft and industrial markets. Our development efforts support a wide range of turbine applications, including both commercial and military engines of various thrust classes in the aircraft market and industrial turbine power plants, oil and gas production facilities, and military marine applications. As a result of these investments, our products are represented in many of the world’s significant recent turbine launches and high-profile turbine development programs.
Airframe Systems is developing highly integrated and advanced cockpit control and actuation systems and components for motion control and sensing in the aerospace, weapons and defense markets. The aerospace industry has moved toward more electric (“fly-by-wire”), lighter weight aircraft, while demanding increased reliability and redundancy. Airframe Systems invests in development programs to address the anticipated requirements of the industry and our customers. These development programs include integrated electromechanical sensor and actuation solutions to support the more electric aircraft effort, technology to use composites for weight reductions in large hydraulic actuation systems, and technologies to provide fault tolerant capabilities for component, sensor and actuation systems. In addition, Airframe Systems is developing an expanded family of intelligent cockpit control products (including throttle and rudder controls) with both conventional and fly-by-wire technology.
Electrical Power Systems is developing power converters for multi-megawatt (“MW”) class wind turbines in the power range of 1 MW to 6MW, both for on-shore and off-shore-applications for wind power turbines. Modular product platforms are being extended to various customer applications and world regions. New research and development projects are focusing on full-scale converters for applications with permanent magnet generators. The power generation division is focusing on extending the product portfolio of distributed generator system (“Genset”) controls for the parallel and non-parallel market and switchgear controls. Various product derivatives have been launched in an effort to meet customer needs in the different world regions. Electrical Power Systems is also finalizing the new generation of protection and control relays for medium-voltage applications and is modernizing the self powered protection relay line.
Engine Systems develops more efficient, cleaner technologies, including integrated control systems and system components that we believe will allow our OEM customers to cost-effectively meet mandated exhaust emissions regulations, ever increasing fuel efficiency demands, maximize fuel flexibility, and support global infrastructure requirements. Our clean technology development efforts include controls for diesel, natural gas, and alternative fuel engines. Major development projects, including diesel common rail systems, air and gaseous fuel systems, and automated diesel particulate regeneration systems are targeted for future global emissions regulations for the year 2015 and beyond. We believe that our technologies make marine, power generation, and alternative fueled bus, truck and ship engines operate cleaner, more efficiently, and more reliably.
Company-sponsored independent research and development costs are charged to expenses when incurred. Costs related to specific customer development programs are potentially inventoried and charged to costs depending on the specifics of the contractual arrangements. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is generally expensed as incurred. Across all our segments, total research and development costs totaled $82,560 in fiscal year 2010, $78,536 in fiscal year 2009, and $73,414 in fiscal year 2008. Research and development costs were 5.7% of consolidated net sales in fiscal year 2010 compared to 5.5% in fiscal year 2009 and 5.8% in fiscal year 2008. See “Research and development costs” in Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”
Competitive Environment
Our products and product support services are sold worldwide into a variety of competitive markets. In all markets, we compete on the basis of differentiated technology and design, product performance, and conformity with customer specifications, customer service and support, including on-time delivery and customer partnering, product quality, price, reputation and local presence. Each of our segments operates in a uniquely competitive environment.
We believe that new competitors face significant barriers to entry into many of our markets, including various government mandated certification requirements to compete in the aerospace & defense markets in which we participate.
Turbine Systems competes with numerous companies around the world that specialize in fuel and air management, combustion, and electronic control products in many segments of the aerospace and industrial turbine markets. Also, many of our OEM customers are capable of developing and manufacturing these same products internally. The principal points of competition within this market are product performance and conformity with customer specifications as well as product quality and reliability, on-time delivery, pricing, and joint development capabilities with our customers.

Our competitors offer a broad range of turbine engine control and combustion management technologies, including actuators, electronic controls, fuel injection equipment, and engine emissions controls. We compete in part by establishing relationships with our customers’ engineering organizations, and by offering innovative solutions to their market problems.
Industrial turbine competitors include Young and Franklyn, Whittaker, PECC, Parker Hannifin, Goodrich Aerospace, Triconex, Compress Controls Corporation, Allen Bradley and Rexroth. OEMs with internal capabilities for similar products include Caterpillar, and Cummins. Aircraft turbine competitors include Goodrich Aerospace, Parker Hannifin, Honeywell Aerospace, and Hamilton Sundstrand (a division of United Technology Corporation). Service competition is addressed with responsiveness, short turn times, and geographical presence.
Airframe Systems operates in the aerospace and defense industry. The aerospace and defense industry requires suppliers to comply with significant product certification requirements, which forms a basis for competition as well as a barrier to entry. While the industry competes on the basis of all of these factors, technological innovation and design, product performance and conformity with customer specifications, and product quality are of significant importance in the aerospace and defense industry.
Our customers include airframe OEM manufacturers, and suppliers to these manufacturers. We supply these customers with technologically innovative components and system solutions. We align our technology roadmaps with our customers, and focus on responding to needs for cost, weight, and reliability improvements. We believe we have developed efficient manufacturing and assembly processes. Our products achieve high levels of field reliability, which we believe offers an advantage in life-cycle cost. Our competitors in aerospace and defense include divisions of Goodrich, Hamilton Sundstrand, Honeywell, Moog and Parker Hannifin.
In both the Turbine Systems and Airframe Systems segments, several competitors are also customers for our products, such as Hamilton Sundstrand, Parker Hannifin, and Honeywell. Some of our customers are affiliated with our competitors through ownership or joint venture agreements. We compete in part by establishing relationships with our customers’ engineering organizations, and by offering innovative solutions to their market problems.
Electrical Power Systems is a leading OEM supplier offering components for the power generation and distribution industry with a global network of sales and support services. Our power generation and distribution competitors range from many small to medium sized regional companies to global competitors such as GE Multilin, ABB, Siemens, Schweitzer Electric, and Areva. We are developing new platforms that meet customer regional requirements and are intended to provide optimum balance between price and performance. On a global scale, we are a leader in providing products that we believe meet the increasing complexities of the market while maintaining superior quality, competitive price, and reliable support.
In the power conversion business, we are a leader in developing converter technology for on-shore and off-shore wind turbines ranging in capacity from 1MW to 6MW. Our wind turbine inverter business has competition from both wind turbine OEMs with converter capabilities and from independent converter manufacturers. Independent converter manufacturing competitors include ABB, Converteam and Ingeteam. We believe we are a market leader in providing our customers advanced technology and superior product performance at a competitive price. Our electrical power systems segment assists in the development of, and provides contract manufacturing for, our other segments.
The global market for renewable wind energy technology is immature and changing rapidly. Delays in wind turbine installation caused by the recent economic downturn have led to over-capacity with manufacturers within the wind turbine industry. Management believes it is likely that market consolidation may lead to price becoming more important within the wind turbine converter market.
Engine Systems operates in the global markets for industrial engine management systems, including emissions control, fuel and air management, combustion, and electronic control products.
We compete with numerous companies who specialize in various engine management products, and our OEM customers are often capable of developing and manufacturing some of these same products internally. Competitors include Heinzmann GmbH & Co., Robert Bosch AG, L’Orange GmbH, and Hoerbiger. OEM customers with internal capabilities for similar products include General Electric, Caterpillar, Wartsila and Cummins.
Engine Systems strongly focuses on close relationships with its OEM customers’ engineering teams. Competitive success is based on the development of innovative components and systems that are aligned with the OEM’s engine technology roadmaps to achieve future engine emission, efficiency, and fuel flexibility targets. The major OEMs are large global players requiring suppliers to be able to support them around the globe and to meet increasingly higher requirements in terms of quality, delivery, reliability and cost improvements.

Employees
As of October 31, 2010, we employed 5,452 full-time employees of which 1,393 were located outside of the U.S. We consider the relationships with our employees to be positive.
Approximately 13% of our total full-time workforce was union employees as of October 31, 2010, all of whom work for our Airframe Systems business segment. The collective bargaining agreements with our union employees are generally renewed through contract renegotiation near the contract expiration dates. The MPC Employees Representative Union contract, which covers 368 employees as of October 31, 2010, expires September 30, 2013. The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers 348 employees as of October 31, 2010, was signed in April 2010 and expires April 20, 2014. We believe our relationships with our employees and the representative unions are good.
All of our employees in the U.S. were at-will employees as of October 31, 2010. Generally, our employees are not subject to any type of employment contract or agreement. Certain MPC employees who are not executive officers of Woodward had pre-existing employment agreements with MPC prior to the MPC acquisition, which expire in October 2011. In addition, our executive officers and our other corporate officers each have change-in-control agreements.
Outside of the U.S., we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.
Patents, Intellectual Property, and Licensing
We own numerous patents and have licenses for the use of patents owned by others, which relate to our products and their manufacture. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. For example, the U.S. Government has certain rights in our patents that are developed in performance of certain government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes as allowed by law. Unpatented process technology, including research, development and engineering technical skills and know-how, as well as unpatented production software and other intellectual property rights, are important to our overall business and to the operations of each of our business segments. While our intellectual property rights in the aggregate are important, we do not believe our business or any of our business segments would be materially affected by the expiration of any particular intellectual property rights or termination of any particular intellectual property patent license agreements.
As of September 30, 2010, our Consolidated Balance Sheet includes $292,149 of net intangible assets. This value represents the carrying values; net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our intellectual property as of September 30, 2010.
U.S. GAAP requires that research and development costs be expensed as incurred; therefore as we develop new intellectual property in the normal course of business, the costs of developing such assets are expensed as incurred, with no corresponding intangible asset recorded.
Environmental Matters and Climate Change
The Company is regulated by federal, state and international environmental laws governing our use, transport and disposal of substances and control of emissions. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings or global competitive position.
We are engaged in remedial activities, generally in coordination with other companies, pursuant to federal and state laws. When it is reasonably probable we will pay remedial costs at a site, and those costs can be reasonably estimated, we accrue a liability for such future costs with a related charge against our earnings. In formulating that estimate and recognizing those costs, we do not consider amounts expected to be recovered from insurance companies or others, until such recovery is assured. Our accrued liability for environmental remediation costs is not significant and is included in the line item “Accrued liabilities” in the Consolidated Balance Sheets in “Item 8 — Financial Statements and Supplementary Data.”
We generally cannot reasonably estimate costs at sites in the very early stages of remediation. Currently, we have one site in the later stages of remediation, and there is no more than a remote chance that a material amount of costs for remedial activities at any individual site, or at all sites in the aggregate, will be required.
Our manufacturing facilities generally do not produce significant volumes or quantities of byproducts, including greenhouse gases, that would be considered hazardous waste or otherwise harmful to the environment. We do not expect legislation currently pending or expected in the next several years to significantly negatively impact our operations in any of our segments.
Domestic and foreign legislative initiatives on emissions control, renewable energy, and climate change tend to favorably impact the sale of our energy control products. For example our Electrical Power Systems business segment produces inverters for wind turbines, and our Engine Systems and Turbine Systems produce energy control products that help our customers maximize engine efficiency and minimize wasteful emissions, including greenhouse gases.

Executive Officers of the Registrant
Information about our executive officers is provided below. There are no family relationships between any of the executive officers listed below.
Thomas A. Gendron, Age 49. Chairman of the Board since January 2008; Chief Executive Officer, President, and Director since July 2005; Chief Operating Officer and President from September 2002 through June 2005; Vice President and General Manager of Industrial Controls June 2001 through September 2002; Vice President of Industrial Controls April 2000 through May 2001; Director of Global Marketing and Industrial Controls’ Business Development February 1999 through March 2000.
Robert F. Weber, Jr., Age 56. Chief Financial Officer and Treasurer since August 2005. Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate Vice President and General Manager — EMEA Auto. Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level with Motorola.
Martin V. Glass, Age 55. President, Turbine Systems since October 2009; Group Vice President, Turbine Systems September 2007 through September 2009; Vice President of the Aircraft Engine Systems Customer Business Segment December 2002 through August 2007; Director of Sales, Marketing, and Engineering February 2000 through December 2002.
Dennis M. Benning, Age 69. President, Airframe Systems since October 2009; Group Vice President, Airframe Systems October 2008 through September 2009; Group Vice President, Engine Systems September 2007 through September 2008; Vice President, Center of Excellence Industrial Controls December 2002 through August 2007; General Manager, Center of Excellence Industrial Controls July 2002 through November 2002; Director of Operations, Aircraft Engine Systems January 2002 through June 2002.
Gerhard Lauffer, Age 49. President, Electrical Power Systems since October 2009; Group Vice President, Electrical Power Systems September 2007 through September 2009; Vice President and General Manager Electronic Controls March 2002 through August 2007; Managing Director Leonhard-Reglerbau GmbH 1991 through March 2002 when it was acquired by Woodward.
Chad R. Preiss, Age 45. President, Engine Systems since October 2009; Group Vice President, Engine Systems October 2008 through September 2009; Vice President, Sales, Service, and Marketing, Engine Systems December 2007 through September 2008; and Vice President, Industrial Controls September 2004 through December 2007. Prior to this role, Mr. Preiss served in a variety of engineering and marketing/sales management roles, including Director of Business Development, since joining Woodward in 1988.
A. Christopher Fawzy, Age 41. Corporate Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since October 2009; Vice President, General Counsel, and Corporate Secretary June 2007 through September 2009. Mr. Fawzy became the Company’s Chief Compliance Officer in August 2009. Prior to joining Woodward, Mr. Fawzy was employed by Mentor Corporation, a global medical device company. He joined Mentor in 2001 and served as Corporate Counsel, then General Counsel in 2003, and was appointed Vice President, General Counsel and Secretary in 2004.
Other Corporate Officers of the Registrant
Information about our other corporate officers is provided below. There are no family relationships between any of the corporate officers listed below or between any of the corporate officers listed below and the aforementioned executive officers.
Harlan G. Barkley, Age 57. Corporate Vice President, Information Technology since October, 2009; Vice President, Information Technology April 2009 through September 2009; Director, Global Information Technology from November 2002 through March 2009; Prior to joining Woodward in October 1999, Mr. Barkley was employed by Sundstrand Corporation/Hamilton Sundstrand for 19 years in a variety of leadership roles in information technology.
Steven J. Meyer, Age 50. Corporate Vice President, Human Resources since October 2009; Vice President, Human Resources from November 2006 through September 2009; Director, Global Human Resources from November 2002 Through October 2006; Director, Human Resources for Industrial Controls from July 1997 through October 2002. Prior to joining Woodward, Mr. Meyer was employed by PG&E Corporation and Nortel in a variety of roles in human resources.
James D. Rudolph, Age 49. Corporate Vice President, Global Sourcing since October 2009; Vice President, Global Sourcing from April 2009 through October 2009; Director of Global Sourcing from April 2005 through April 2009; Director of Engineering for Industrial Controls from March 2000 through April 2005. Prior to this role Mr. Rudolph served in a variety of engineering, operations and sales roles since joining the company in 1984.

Information available on Woodward’s Website
Through a link on the Investor Information section of our website, www.woodward.com, we make available the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.
Stockholders may obtain, without charge, a single copy of Woodward’s 2010 Annual Report on Form 10-K upon written request to the Corporate Secretary, Woodward Governor Company, 1000 East Drake Road, Fort Collins, Colorado 80525.

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
We have fewer customers than many companies with similar sales volumes. For the fiscal year ended September 30, 2010, approximately 39% of our consolidated net sales were made to our five largest customers. Sales to these same five largest customers represented approximately 38% of our consolidated net sales for the fiscal year ended September 30, 2009. Sales to General Electric accounted for approximately 15%, 17%, and 17% of consolidated net sales in each of the fiscal years ended September 30, 2010, 2009, and 2008, respectively, and accounts receivable from General Electric represented approximately 14% and 15% of accounts receivable at September 30, 2010 and 2009, respectively. Sales to Caterpillar accounted for approximately 5%, 5%, and 10% of consolidated net sales in each of the fiscal years ended September 30, 2010, 2009, and 2008, respectively. If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, including that which is a result of the prolonged unfavorable economic conditions and continued instability in the financial markets, these significant customers may substantially reduce or otherwise be unable to pay for purchases from us. Accordingly, our consolidated net sales could decrease significantly or we may experience difficulty collecting or be unable to collect amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The continued instability in the financial markets and prolonged unfavorable economic conditions could have a material adverse effect on the ability of our customers to perform their obligations to us and on their demand for our products and services.
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
In addition, the general economic environment significantly affects demand for our products and services. During periods of slowing economic activity, such as the prolonged unfavorable economic conditions we have recently experienced, a global slowdown in spending on infrastructure development may occur in the markets in which we operate, and customers may reduce their purchases of our products and services. In addition, unfavorable economic conditions and public perceptions regarding the use of business jets have reduced demand for systems and components for new business jet aircraft and have resulted in the withdrawal from service of some commercial aircraft. Any further reduction in aircraft order flow or withdrawal from service of business jet and commercial aircraft could further reduce demand for some of our products and services.
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
Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The credit and debt and equity capital markets have been distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the prolonged weak economic conditions have made, and will likely continue to make, it difficult to obtain financing. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has generally increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity either at all or on terms similar to existing debt and reduced and, in some cases, ceased to provide financing to borrowers. Due to these factors, we cannot be certain that financing, to the extent needed, will be available on acceptable terms or at all. If financing is not available when needed, or is available only on unacceptable terms, we may be unable to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
From time to time, we have responded to changes in our industry and the markets we serve by restructuring our operations. We have previously disclosed non-acquisition related restructuring charges recorded primarily as a result of workforce management and other restructuring charges related to our recently acquired businesses, including, among others, changes associated with integrating similar operations, managing our workforce, vacating or consolidating certain facilities and cancelling certain contracts. Restructuring activities can create unanticipated consequences, and we cannot be sure that any or all of these restructuring efforts will be successful. There can be no assurance that the reductions in sites, workforce management and other cost-cutting measures will have the effect currently expected by our management or that they will not harm our future business operations and prospects. A variety of risks could cause us not to realize the expected cost savings, including, among others, the following:
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

Our profitability may suffer if we are unable to manage our expenses while responding to sales increases or decreases.
Some of our expenses are relatively fixed in relation to changes in sales volume and are difficult to adjust in the short term. Expenses such as depreciation or amortization, which are the result of past capital expenditures or business acquisitions, or expenses driven by business activity other than sales level, such as manufacturing overhead, may be difficult to reduce in a timely manner in response to a reduction in sales. Additionally, due to the nature of our sales cycle, in periods of sales increases it may be difficult to rapidly increase our production of finished goods, particularly if such sales increases are unanticipated. An increase in the production of our finished goods requires an increase in both the purchases of raw materials and components and in the size of our workforce. If a sudden, unanticipated need for raw materials, components and labor should arise in order to meet unexpected sales demand, we could experience difficulties in sourcing raw materials, components and labor at a favorable cost or to meet our production needs. These factors could result in delays in fulfilling customer sales contracts, damage to our reputation and relationships with our customers, an inability to meet the demands of the market which could prevent us from taking advantage of business opportunities or responding to competitive pressures and an increase in variable and fixed costs leading to a decrease in net earnings or even net losses. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Our business involves a significant level of product development activities, generally in connection with our customers’ development activities. Industry standards, customer expectations, or other products may emerge that could render one or more of our products or services less desirable or obsolete. Maintaining our market position will require continued investment in research and development. During an economic downturn or a subsequent recovery, we may need to maintain our investment in research and development, which may limit our ability to reduce these expenses in proportion to a sales shortfall. If these activities are not as successful as currently anticipated, or if they are more costly than currently anticipated, future sales and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Activities necessary to integrate acquisitions may result in costs in excess of current expectations or be less successful than anticipated.
In fiscal year 2009, we completed two significant acquisitions and we may acquire other businesses in the future. The success of these transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into these transactions. If actual integration costs are higher than amounts assumed, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, and could adversely affect our business, financial condition, results of operations, and cash flows.
As of September 30, 2010, our total long-term debt, excluding short-term borrowings of $22,099 was $443,673. Our debt obligations could require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions. We are contractually obligated under the agreements governing our debt to make principal payments of $18,425 in fiscal year 2011, $18,373 in fiscal year 2012, $7,500 in fiscal year 2013, $149,375 in fiscal year 2014 and $250,000 in years after 2015. Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

Our existing term loan facility, revolving credit facility and note purchase agreements impose financial covenants on us and our subsidiaries that require us to maintain certain leverage ratios and minimum levels of consolidated net worth. Certain of these agreements require us to repay outstanding borrowings with portions of the proceeds we receive from certain sales of property or assets and specified future debt offerings.
These financial covenants place certain restrictions on our business that may affect our ability to execute our business strategy successfully or take other actions that we believe would be in the best interests of our Company. These restrictions include limitations or restrictions, among other things, on our ability and the ability of our subsidiaries to:
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
These agreements contain certain customary events of default, including certain cross-default provisions related to other outstanding debt arrangements. Any breach of the covenants under these agreements or other event of default could cause a default under these agreements and/or a cross-default under our other debt arrangements, which could restrict our ability to borrow under our revolving credit facility. If there were an event of default under certain provisions of our debt arrangements that was not cured or waived, the holders of the defaulted debt may be able to cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If we are unable to repay, refinance, or restructure our indebtedness as required, or amend the covenants contained in these agreements, the lenders or note holders may be entitled to obtain a lien or institute foreclosure proceedings against our assets. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
At September 30, 2010, we were in compliance with all covenants under our existing long-term debt agreements and revolving credit facility.
Our business may be affected by government contracting risks.
Sales made directly to U.S. Government agencies and entities were 5% of total net sales during fiscal year 2010, 5% during fiscal year 2009, and 5% during fiscal year 2008, primarily in the aerospace & defense markets. Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, accounted for approximately 23% of total sales in fiscal year 2010, 20% in fiscal year 2009, and 14% in fiscal year 2008. Our contracts with the U.S. Government are subject to the following unique risks, some of which are beyond our control, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
•	The level of U.S. defense spending is subject to periodic congressional appropriation actions, which is subject to change at any time. The mix of programs to which such funding is allocated is also uncertain, and we can provide no assurance that an increase in defense spending will be allocated to programs that would benefit our business. If the amount of spending were to decrease, or there were a shift from certain aerospace and defense programs to other programs, our sales could decrease.
•	Our U.S. Government contracts and the U.S. Government contracts of our customers are subject to modification, curtailment or termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If any of our contracts are terminated by the U.S. Government, our backlog would be reduced, in accordance with contract terms, by the expected value of the remaining work under such contracts. In addition, we are not the prime contractor on most of our contracts for supply to the U.S. Government, and the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor.
•	We must comply with procurement laws and regulations relating to the formation, administration and performance of our U.S. Government contracts. The U.S. Government may change procurement laws and regulations from time to time. A violation of U.S. Government procurement laws or regulations, a change in U.S. Government procurement laws and regulations, or a termination arising out of our default could expose us to liability, disbarment, or suspension and could have an adverse effect on our ability to compete for future contracts and orders.

Changes in the estimates of fair value of reporting units or of long-lived assets may result in future impairment charges, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Over time, the fair values of long-lived assets change. At September 30, 2010, we had $438,594 of goodwill, representing 26.4% of our total assets. We test goodwill for impairment on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings. We also test property, plant, and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings. Any such impairment charges could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We completed our annual goodwill impairment test during the quarter ended March 31, 2010. The results of our fiscal year 2010 annual goodwill impairment test performed as of March 31, 2010 indicated that the estimated fair value of each of our reporting units was in excess of it carrying value and that no goodwill impairment existed. At March 31, 2010 the reporting unit with the closest ratio of estimated fair value to carrying value was our recently acquired Airframe Systems reporting unit, which has a significant concentration of business in the presently depressed business jet and regional jet market segments. Our March 31, 2010 analysis indicated a premium of over 30% compared to this reporting unit’s carrying value. We are not aware of any facts, circumstances, or triggering events that have arisen since March 31, 2010 indicating that goodwill has been impaired or that the premium of over 30% has changed significantly. As part of our ongoing monitoring efforts, we will continue to consider the global economic environment and its potential impact on our businesses, as well as other factors, in assessing goodwill recoverability.
Future subsidiary results or changes in domestic or international tax statutes may change the amount of valuation allowances provided for deferred income tax assets.
During fiscal year 2010, 45.2% of our external net sales were made outside the United States. We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. The underlying analysis is performed for individual tax jurisdictions, generally at a subsidiary level. Future subsidiary results, actual or forecasted, as well as changes to the relevant tax statutes, could change the outcome of our analysis and change the amount of valuation allowances provided for deferred income tax assets, which could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
A substantial portion of our Airframe Systems business is located in California. Historically, California has been susceptible to natural disasters, such as earthquakes, floods and wildfires. These natural disasters could harm the operations of our Airframe Systems business through interference with communications, including the interruption or loss of its computer systems and the destruction of our facilities or our operational, financial and management information systems, which could prevent or impede us from processing and controlling the flow of business. Accordingly, any such natural disaster could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our intellectual property rights may not be sufficient to protect all our products or technologies.
Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets and know-how, prevent others from infringing on our patents, trademarks, and other intellectual property rights. Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable or for which we have elected not to obtain a patent, including intellectual property relating to our manufacturing processes and engineering design. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks, or licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty; thus, any patents that we own or license from others may not provide us with adequate protection against competitors. Moreover, the laws of certain foreign countries do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Additionally, our commercial success depends significantly on our ability to operate without infringing upon the patent and other proprietary rights of others. Our current or future technologies may, regardless of our intent, infringe upon the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face expensive litigation or indemnification obligations and may be prevented from selling existing products and pursuing product development or commercialization. If we are unable to sufficiently protect our patent and other proprietary rights or if we infringe on the patent or proprietary rights of others or, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Product liability claims, product recalls or other liabilities associated with the products and services we provide may force us to pay substantial damage awards and other expenses that could exceed our accruals and insurance coverage.
The manufacture and sale of our products and the services we provide expose us to risk of product liability and other tort claims. Both currently and in the past, we have had a number of product liability claims relating to our products, and we will likely be subject to additional product liability claims in the future for both past and current products, some of which may have a material adverse effect on our business, financial condition, results of operations and cash flows. We also provide certain services to our customers and are subject to claims with respect to the services provided. In providing such services, we may rely on subcontractors to perform all or a portion of the contracted services. It is possible that we could be liable to our customers for work performed by a subcontractor. While we believe that we have appropriate insurance coverage available to us related to any such claims, our insurance may not cover all liabilities or be available in the future at a cost acceptable to us. If a product liability or other claim or series of claims, including class action claims, is brought against us for liabilities that are not covered by insurance or for which indemnification or other recovery is not available, such claim could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Amounts accrued for contingencies may be inadequate to cover the amount of loss when the matters are ultimately resolved.
In addition to intellectual property and product liability matters, we are currently involved or may become involved in claims, pending or threatened litigation or other legal proceedings, investigations or regulatory proceedings regarding employment or other regulatory, legal, or contractual matters arising in the ordinary course of business. There is no certainty that the results of these matters will be favorable to the Company. We accrue for known individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. There may be additional losses that have not been accrued, or liabilities may exceed our estimates, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Legal and regulatory proceedings, inquiries or investigations of our business practices by the U.S. Government are unpredictable and an adverse decision in any such matter, or an adverse decision resulting in a loss that exceeds our best estimates, could have a material adverse impact on our business, liquidity, financial condition, results of operations, and cash flows.
We are sometimes subject to government inquiries and investigations of our business due to our business relationships with the U.S. Government and the heavily regulated industries in which we do business. Any such inquiry or investigation could potentially result in an adverse ruling against the Company which could have a material adverse impact on our business, liquidity, financial condition, results of operations, and cash flows. In October 2009, MPC Products, one of our recently acquired subsidiaries, reached an agreement with the U.S. Department of Justice (“DOJ”) to resolve the criminal and civil claims related to the investigation of certain of its government contract pricing practices prior to June 2005, and related administrative actions by the U.S. Department of Defense (“DOD”). In connection with the settlement of the criminal claims, on November 4, 2009, MPC Products pled guilty to one count of wire fraud related to its pre-June 2005 government contract pricing practices. Pursuant to the plea agreement, MPC Products was placed on probation for two years, concluding the DOJ’s investigation of these matters. If MPC Products fails to comply with the terms of the civil settlement or plea agreement or the conditions of probation, it could be subject to additional fines, sanctions, suspensions or debarment. Woodward and MPC Products also entered into a three-year administrative agreement with the DOD on October 7, 2009. The administrative agreement required, among other things, that Woodward and its affiliates, including MPC Products, implement certain enhancements to existing ethics and compliance programs, which are substantially complete, and make periodic reports to the DOD. If Woodward and MPC Products fail to complete the implementation these enhancements to their ethics and compliance programs or fail to otherwise adhere to the terms of the administrative agreement, the DOD could suspend or debar Woodward or MPC Products from doing business with U.S. Government agencies and entities.
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
Our operations include principal facilities in the United States, China, Germany, and Poland. In addition, we operate sales and service facilities in Brazil, India, Japan, the Netherlands, Peru, the Republic of Korea, Russia and the United Kingdom. We also have suppliers for materials and parts inside and outside the United States. Our operations and sources of supply could be disrupted by a natural disaster, war, political unrest, terrorist activity, public health concerns, or other unforeseen events, which could cause significant delays in the shipment of products and the provision of services and could cause the loss of sales and customers. Accordingly, disruption of our operations or the operations of a significant supplier could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our net postretirement benefit obligation liabilities may grow, and the fair value of our pension plan assets may decrease, which could require us to make additional and/or unexpected cash contributions to our pension plans, increase the amount of postretirement benefit expenses, affect our liquidity or affect our ability to comply with the terms of our outstanding debt arrangements.
Accounting for retirement pension and postretirement benefit obligations and related expense requires the use of assumptions, including a weighted-average discount rate, an expected long-term rate of return on assets, and a net healthcare cost trend rate, among others. Benefit obligations and benefit costs are sensitive to changes in these assumptions. As a result, assumption changes could result in increases in our obligation amounts and expenses. If interest rates decline, the present value of our postretirement benefit plan liabilities may increase faster than the value of plan assets, resulting in significantly higher unfunded positions in some of our pension plans. As of September 30, 2010, we had $128,667 in invested pension plan assets. Investment losses may result in decreases to our pension plan assets.

Funding estimates are based on certain assumptions, including discount rates, interest rates, mortality, fair value of assets and expected return on plan assets and are subject to changes in government regulations in the countries in which our employees work. Volatility in the financial markets may impact future discount and interest rate assumptions. Also, new accounting standards on fair value measurement may impact the calculation of future funding levels. We periodically review our assumptions, and any such revision can significantly change the present value of future benefits, and in turn, the funded status of our pension plans and the resulting periodic pension expense. Changes in our pension benefit obligations and the related net periodic costs or credits may occur as a result of variances of actual results from our assumptions, and we may be required to make additional cash contributions in the future beyond those which have been estimated.
In addition, our existing term loan facility, revolving credit facility, and note purchase agreements contain continuing covenants and events of default regarding our pension plans, including provisions regarding the unfunded liabilities related to those pension plans. See the discussion above concerning “Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, and could adversely affect our business, financial condition, results of operations, and cash flows.”
To the extent that the present values of benefits incurred for pension obligations are greater than values of the assets supporting those obligations or if we are required to make additional or unexpected contributions to our pension plans for any reason, our ability to comply with the terms of our outstanding debt arrangements and our business, financial condition, results of operations and cash flows may be adversely affected.
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
A significant portion of our business is related to commercial aviation. The prolonged global economic downturn led to a general reduction in air travel, and passenger miles and cargo service declined. In addition, some airlines withdrew aircraft from service, which further exposed our Turbine Systems and Airframe Systems segments to sales volume declines. Prevailing economic conditions have also negatively affected sales of systems and components for new business jet aircraft. Any further deterioration of economic conditions globally could lead to additional reductions in air traffic. Market demand for our components and systems, including market demand in our aftermarket channels, could be materially adversely affected by such reductions in commercial airline travel and commercial airlines’ financial difficulties, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
The market price of our common stock changes over time. Stock markets in general have experienced extreme price and volume volatility particularly over the past year. The trading price of our common stock ranged from a high of $35.21 per share to a low of $22.49 per share during the twelve months ended September 30, 2010. The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:
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
As of September 30, 2010, we had 72,960 shares of common stock issued, of which 4,223 shares were held as treasury shares. In addition, 4,011 shares were reserved for issuance upon exercise of outstanding stock option awards. While the level of trading activity will vary each day, the typical trading level represents only a small percentage of total shares of stock outstanding. As a result, a stockholder who sells a significant number of shares of stock in a short period of time could negatively affect our share price.
Certain anti-takeover provisions of our charter documents and under Delaware law could discourage or prevent others from acquiring our company.
While the Company believes that these provisions are in the best interests of its stockholders, our certificate of incorporation and bylaws do contain provisions that:
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
In addition, Section 203 of the Delaware General Corporation Law limits business combinations with owners of more than 15% of our stock that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. Our board of directors could choose not to negotiate a potential acquisition that it did not believe to be in our strategic interest. Accordingly, the potential acquirer could be discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal plants are as follows:
United States
Fort Collins, Colorado — Corporate headquarters and Turbine Systems, Engine Systems and Electrical Power Systems manufacturing and Turbine Systems and Electrical Power Systems engineering
Greenville, South Carolina (leased) — Turbine Systems manufacturing and engineering
Loveland, Colorado — Turbine Systems, Engine Systems and Electrical Power Systems manufacturing, and Engine Systems engineering
Niles, Illinois (leased) — Airframe Systems manufacturing and engineering

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
Aken, Germany (leased) — Engine Systems manufacturing and engineering
Kempen, Germany — Electrical Power Systems manufacturing and engineering
Krakow, Poland — Electrical Power Systems manufacturing and engineering
Stuttgart, Germany (leased) — Electrical Power Systems manufacturing and engineering
Tianjin, Peoples’ Republic of China (leased) — Engine Systems and Electrical Power Systems assembly
In addition to the principal plants listed above, we own or lease other facilities used primarily for sales and service activities in Brazil, China, India, Japan, the Netherlands, Peru, the Republic of Korea, Russia, and the United Kingdom.
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
Construction has begun on a new 48,000 square foot system test facility at our Rockford, Illinois campus. The facility, which will house numerous environmental system test cells and a vibration lab, will support Turbine Systems’ development opportunities.

Item 3.	Legal Proceedings
Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workers’ compensation claims, regulatory, legal or contractual disputes, product warranty claims and alleged violations of various environmental laws. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
While the outcome of pending claims, legal proceedings, investigations and regulatory proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material adverse effect on our liquidity, financial condition, or results of operations.
Item 4.	(Removed and Reserved)
This section intentionally left blank.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Global Select Market and at November 8, 2010, there were approximately 1,300 holders of record. Cash dividends were declared quarterly during 2010 and 2009. The amount of cash dividends per share and the high and low sales price per share for our common stock for each fiscal quarter in 2010 and 2009 are included in Note 21, Supplemental quarterly financial data (Unaudited), to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”
The information required by this item relating to securities authorized for issuance under equity plans is included under the caption “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be held January 26, 2011 and is incorporated herein by reference.
Performance Graph
The following graph compares the cumulative 5-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrial Machinery index. The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2005 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2010.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Woodward Governor Company, the S&P Midcap 400 Index
and the S&P Industrial Machinery Index

*	$100 invested on September 30, 2005 in our common stock or index, including reinvestment of dividends. Fiscal year ending September 30.

	9/05	9/06	9/07	9/08	9/09	9/10

Woodward Governor Company	$100.00	$119.62	$224.60	$255.32	$177.63	$239.48

S&P Midcap 400	100.00	106.56	126.55	105.44	102.16	120.33

S&P Industrial Machinery	100.00	111.36	148.00	109.23	107.59	137.70
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
Sales of common stock issued from treasury during the fourth quarter of fiscal 2010 consisted of the following:

	Total Shares	Consideration
	Sold (2)	Received

July 1, 2010 through July 31, 2010	—	$—
August 1, 2010 through August 31, 2010 (1)	296	9
September 1, 2010 through September 30, 2010	—	—

(1)	On August 2, 2010, one of our directors, purchased 296 shares of common stock from treasury for personal investment. The securities were sold by Woodward in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(2)	Actual number of shares (not in thousands)
Issuer Purchases of Equity Securities

Total
			Number of	Maximum Number
			Shares	(or Approximate
			Purchased	Dollar Value) of
	Total		as Part of	Shares that may
	Number of		Publicly	yet be Purchased
	Shares	Average	Announced	under the Plans or
	Purchased	Price Paid	Plans or	Programs at Period
	(4)	Per Share	Programs (1)	End (1)

July 1, 2010 through July 31, 2010	—	$—	—	$200,000
August 1, 2010 through August 31, 2010 (2)	55,999	26.88	55,999	198,495
September 1, 2010 through September 30, 2010 (2)(3)	52,753	28.75	52,100	196,999

(1)	During September 2007, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period (the “2007 Authorization”). On July 27, 2010 our Board of Directors terminated the 2007 Authorization and approved a new stock purchase plan that authorizes the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transations over a three-year period that will end in July 2013. The total repurchases made under the 2007 Authorization were $33,441.

(2)	Does not include shares acquired as part of the cashless exercise of stock options. In August 2010, 42,856 shares were acquired at an average price of $29.09 per share and in September 2010, 70,200 shares were acquired at an average price of $29.57 per share.

(3)	The Woodward Governor Company Executive Benefit Plan, which is a separate legal entity, aquired 653 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in September 2010.

(4)	Actual number of shares (not in thousands).

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes which appear in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report.

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(In thousands except per share amounts)
Net sales (1)	$1,457,030	1,430,125	1,258,204	1,042,337	854,515
Net Earnings:
Net earnings attributable to Woodward (1)(2)(3)(4)(5)(6)(8)	$110,844	94,352	121,880	98,157	69,900
Net earnings attributable to noncontrolling interests (8)	$318	64	675	692	396
Earnings per share attributable to Woodward:
Basic earnings per share attributable to Woodward (7)(8)	$1.62	1.39	1.80	1.43	1.02
Diluted earnings per share attributable to Woodward (7)(8)	$1.59	1.37	1.75	1.39	0.99
Cash dividends per share	$0.240	0.240	0.235	0.215	0.200
Income taxes (3)(4)(5)	$43,713	28,060	60,030	33,831	14,597
Interest expense	$29,385	33,629	3,834	4,527	5,089
Interest income	$509	1,131	2,120	3,604	2,750
Depreciation expense	$40,502	37,828	28,620	25,428	22,064
Amortization expense	$35,114	26,120	6,830	7,496	6,953
Capital expenditures	$28,104	28,947	37,516	31,984	31,713
Weighted-average shares outstanding:
Basic shares outstanding	68,472	67,891	67,564	68,489	68,702
Diluted shares outstanding	69,864	69,103	69,560	70,487	70,382

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Working capital	$456,577	434,166	369,211	275,611	257,836
Total assets	$1,663,233	1,696,422	927,017	829,767	735,497
Long-term debt, less current portion	$425,250	526,771	33,337	45,150	58,379
Total debt	$465,842	572,340	48,928	66,586	73,515
Total liabilities (8)	$860,039	984,907	294,601	828,554	254,401
Stockholders’ equity (8)	$803,194	711,515	632,416	547,213	481,096
Full-time worker members	5,433	5,721	4,476	4,248	3,731
Notes:

1.	On October 3, 2008, Woodward acquired MPC. On April 3, 2009, Woodward acquired HRT, including its F&P product line. The F&P product line was sold on August 10, 2009.

2.	In March 2009, Woodward recorded restructuring and other charges totaling $15,159 before taxes related to restructuring our businesses to adjust to the current economic environment.

3.	Net earnings for fiscal year 2006 included a deferred tax asset valuation allowance change that increased net earnings by $13,710, or $0.20 per basic share and $0.19 per diluted share.

4.	Net earnings for fiscal year 2007 included two tax adjustments, a favorable resolution of issues with tax authorities resulting in a reduction of net tax expense of $13,300 and a reduction in deferred tax assets resulting in a tax expense of $3,000 due to a decrease in the German statutory income tax rate. These adjustments increased net earnings by $10,300, or $0.15 per basic share and $0.15 per diluted share.

5.	Woodward recognized $6,416 of benefit related to favorable resolutions of prior year tax matters and the completion of certain internal revaluation assessments in the third quarter of fiscal year 2010. In the third quarter of fiscal year 2009, Woodward recognized $4,992 of benefit related to favorable resolutions of prior year tax matters. These special benefits increased net earnings by $0.09 per basic and diluted shares and $0.07 per basic and diluted shares in fiscal years 2010 and 2009, respectively.

6.	Woodward recognized $12,500 of pre-tax charges through cost of goods sold during the third quarter of fiscal year 2009 related to the purchase accounting basis step-up of inventory acquired as part of the HRT acquisition. This was a non-cash charge which decreased earnings, net of tax, by $8,000 or $0.12 per basic and diluted share.

7.	Per share amounts have been updated from amounts reported prior to February 1, 2008 to reflect the effect of a two-for-one stock split.

8.	Selected financial data for the fiscal years ended September 30, 2009, 2008, 2007 and 2006 have been retrospectively recast to reflect authoritative guidance adopted by Woodward on October 1, 2009 which requires, among other things, a noncontrolling interest in a subsidiary is to be reported in the Consolidated Balance Sheets within stockholders’ equity, but separate from the parent’s stockholders’ equity. Further discussion of the authoritative guidance adopted by Woodward on October 1, 2009 can be found at Note 2, New accounting standards, in the notes to the Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are a global leader in energy control within the aerospace & defense and energy markets that we serve. We design, produce and service components and integrated systems that manage and control the energy of fluid movement, motion, combustion and electricity. Our prices, technology, quality, and customer service allow us to compete effectively within dozens of unique aerospace & defense and energy market niches and against various other manufacturers, including the in-house operations of certain OEMs. Examples of our market niches include motors for moving aircraft flight surfaces, fuel pumps for large diesel engines, and fuel nozzles for industrial gas turbines. We believe we have a significant position in the markets for fuel systems for aircraft and inverters for wind turbines.
We serve two significant markets — the aerospace & defense market and the energy market — served by our four operating business segments: Turbine Systems, Airframe Systems, Electrical Power Systems, and Engine Systems. We use segment information internally to manage our business, including the assessment of business segment performance and making decisions on the allocation of resources between segments.
Turbine Systems — Our Turbine Systems segment develops and manufactures systems and components that provide energy control and optimization solutions for commercial and military aircraft propulsion applications, including fuel and combustion systems for turbine engines in our aerospace & defense markets, and for the industrial gas and steam turbines in our energy markets.
Airframe Systems — Our Airframe Systems segment develops and manufactures high-performance cockpit, electromechanical and hydraulic motion control systems, and mission-critical actuation systems and controls, including actuators, hydraulic motors, gears and sensors. These systems and controls are used in commercial and military fixed wing and rotary aircraft, combat vehicles and weapons systems, including guided weapons, and electro-optical targeting and motion suppression systems programs for combat vehicles.
Electrical Power Systems — Our Electrical Power Systems segment develops and manufactures systems and components that provide power sensing and energy control management. These systems and components improve the security, quality, reliability and availability of power generation and electrical power networks for industrial markets, which include the power generation, power distribution, and power conversion industries.
Engine Systems — Our Engine Systems segment develops and manufactures systems and components that provide energy control and optimization solutions for the industrial reciprocating engine markets, which include power generation, transportation and process industries.
We use segment information internally to assess the performance of each segment and to make decisions on the allocation of resources.
Management’s discussion and analysis should be read together with the Consolidated Financial Statements and Notes included in this report. Dollar and number of share amounts contained in this discussion and elsewhere in this Annual Report on Form 10-K are in thousands, except per share amounts.
On October 1, 2009, Woodward adopted authoritative guidance which requires, among other things, a noncontrolling interest in a subsidiary to be reported in the Consolidated Balance Sheets within stockholders’ equity, but separate from the parent’s stockholders’ equity. As required by the authoritative guidance, the presentation and disclosure requirements must be applied retrospectively for all periods presented. Accordingly, certain financial data included in this Management’s Discussion and Analysis for the fiscal years ended September 30, 2009 and September 30, 2008 has been recast from amounts previously reported. Further discussion of the authoritative guidance adopted by Woodward on October 1, 2009 can be found in Note 2, New accounting standards, in the notes to the Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplemental Data”, of this Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting positions described below are significantly affected by critical accounting estimates. Such accounting positions require significant judgments, assumptions, and estimates to be used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures in this Management’s Discussion and Analysis.
Revenue recognition
Woodward recognizes revenue upon shipment or delivery of tangible products for sale. Delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risks and rewards of ownership. In countries whose laws provide for retention of some form of title by sellers, enabling recovery of goods in the event of customer default on payment, product delivery is considered to have occurred when the customer has assumed the risks and rewards of ownership of the products. Occasionally, Woodward transfers title of product to customers, but retains substantive performance obligations such as completion of product testing, customer acceptance or in some instances regulatory acceptance. Revenue is deferred until the performance obligations are satisfied. Judgment is sometimes required to identify the point in time at which the customer assumes the risks and rewards of ownership.
Woodward provides certain development services to customers under fully funded and partially funded long and short-term development contracts. Revenue for such contracts is recognized using the percentage-of-completion, milestone method or completed contract method. Funded development contracts may be fixed price or cost-reimbursable contracts. Anticipated losses on fully funded contracts, if any, are recognized in the period in which the losses become probable and estimable. Revenue recognition under the percentage-of-completion method requires accurate estimation of total costs to complete the development project, which requires judgment and is subject to revision. Revenue recognition under the milestone method requires identification of meaningful milestones with economic substance consistent with the revenue recognition criteria.
Purchase accounting
Woodward consummated three acquisitions during fiscal year 2009 for a total cost of $768,423. In addition, we sold the Fuel and Pneumatics (“F&P”) product line acquired as part of the HRT acquisition for net proceeds of approximately $48,000. Significant assumptions and estimates, including projections of future cash flows, affect the carrying value of acquired assets and assumed liabilities, including inventories and other tangible and intangible assets. Changes in the carrying amounts of acquired assets and assumed liabilities change the carrying value of goodwill, which is not amortized for accounting purposes. Changes in the carrying amount of acquired assets and assumed liabilities also impact future costs and may subject the Company to risk of future impairment of assets acquired, including goodwill.
Inventory
Inventories are valued at the lower of cost or market, with cost being determined using methods that approximate a first-in, first-out basis. Cost of HRT and MPC inventories are determined on a standard cost and average cost basis, respectively, which approximates the first-in, first-out basis.
Customer-specific information and contractual terms are considered when evaluating lower of cost or market considerations. The carrying value of inventory as of September 30, 2010 was $295,034. If economic conditions, customer product mix decisions or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary. We attempt to maintain inventory quantities at levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.
Postretirement benefits
The Company provides various benefits to certain employees through defined benefit plans and other postretirement benefit plans. For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions, including anticipated discount rates, rates of compensation increases, long-term return on defined benefit plan investments, and anticipated healthcare cost increases. Based on these actuarial assumptions, at September 30, 2010 our recorded liabilities include $25,776 for underfunded defined benefit pension plans and $37,222 for unfunded other postretirement benefit plans. Changes in net periodic expense or the amounts of recorded liabilities may occur in the future due to changes in these assumptions.
Estimates of the value of postretirement benefit obligations, and related net periodic benefits expense, are dependent on actuarial assumptions including future interest rates, compensation rates, healthcare cost trends, and returns on defined benefit plan investments. Variances from our fiscal year end estimates for these variables could materially affect our recognized postretirement benefit obligation liabilities. On a near-term basis, such changes are unlikely to have a material impact on reported earnings, since such adjustments are recorded to other comprehensive income and recognized into expense over a number of years. Significant changes in estimates could, however, materially affect the carrying amounts of benefit obligation liabilities, including accumulated benefit obligations, which could affect compliance with the provisions of our debt arrangements and future borrowing capacity.

Reviews for impairment of goodwill
At September 30, 2010, we had $438,594 of goodwill, representing 26.4% of our total assets. Goodwill is tested for impairment on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we compare the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal years 2010, 2009 or 2008.
We completed our annual goodwill impairment test during the quarter ended March 31, 2010. The fair value of the reporting units was based on reporting unit level cash flow forecasts that were updated to reflect current global economic conditions, including anticipated weakening of global demand for certain products. Forecasted cash flows were discounted using an 11.3% weighted average cost of capital assumption. The terminal value of the forecasted cash flows assumed an annual compound growth rate of 4.5% after five years and was calculated using the Gordon Growth Model.
The results of our fiscal year 2010 annual goodwill impairment test performed as of March 31, 2010 indicated that no goodwill impairment existed. The estimated fair value of each of our reporting units was in excess of its carrying value.
At March 31, 2010, the reporting unit with the closest ratio of estimated fair value to carrying value was our recently acquired Airframe Systems reporting unit, which has a significant concentration of business in the presently depressed business jet and regional jet market segments. Our March 31, 2010 analysis indicated a premium of over 30% compared to this reporting unit’s carrying value. We are not aware of any facts, circumstances or triggering events that have arisen since March 31, 2010 indicating that goodwill has been impaired or that the premium of over 30% has changed significantly since our March 31, 2010 analysis. The carrying value of our Airframe Systems segment goodwill was $294,558 as of September 30, 2010.
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
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will not be consistent with what is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of September 30, 2010, unrecognized gross tax benefits for which recognition has been deferred was $10,586.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. As of September 30, 2010, our valuation allowance was $96.
Our effective tax rates differ from the U.S. statutory rate primarily due to the tax impact of foreign operations, adjustments of valuation allowances, research tax credits, state taxes, and tax audit settlements.
Our provision for income taxes is subject to volatility and could be affected by earnings that are different than anticipated in countries which have lower or higher tax rates by; changes in the valuation of our deferred tax assets and liabilities; transfer pricing adjustments; tax effects of share-based compensation; by costs or benefits related to intercompany restructurings; and/or changes in tax laws, regulations, and accounting principles, including accounting for uncertain tax positions, or interpretations thereof. In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a significant effect on our operating results, financial condition and cash flows.

BUSINESS ENVIRONMENT AND TRENDS
We serve the aerospace & defense and energy markets through our four business segments.
The global economic downturn impacted all of our markets in 2009, but these markets began strengthening in early fiscal year 2010.
Aerospace & Defense Markets
Our aerospace & defense products are primarily used to provide energy and motion control in both commercial and military fixed wing and rotary aircraft and in various other defense platforms, including guided weapon systems and combat vehicles.
Aircraft — In the commercial aerospace markets, which are mainly served by our Turbine Systems and Airframe Systems business segments, global air traffic is estimated to have returned in 2010 to pre-recession levels and both wide-body and single aisle commercial jet production has stabilized. While relatively long development cycles mean the impacts are several years delayed, we are exploring opportunities on new engine and aircraft programs which are under consideration or have been recently announced.
Defense — In the defense markets, which are mainly served by our Turbine Systems and Airframe Systems business segments, overall spending increased in 2010. Key military programs in fixed wing, rotorcraft and weapons systems have provided relative stability in the defense markets during this uncertain economic environment. Key programs that have been stable or growing include the F/A-18 E/F, the F-35 (Joint Strike Fighter), and the Blackhawk and Apache helicopter programs. Military aftermarket, tied to the support of ongoing U.S. war efforts, has been consistent throughout this cycle.
We continue to explore opportunities on next generation smart weapon systems, including enhanced guided bomb and guided rocket programs.
Energy Markets
Our energy products are used in global power generation and distribution, and to control energy in industrial, mobile and marine equipment.
Industrial Turbines — The industrial turbine market, which is mainly served by our Turbine Systems business segment, was impacted by the economic downturn in relation to credit market availability, large capital project constraints and decreased demand for global energy. OEM build rates have begun to recover in fiscal year 2010, particularly in developing economies, as the global economic recovery is starting to drive increased power demand. We anticipate that long-term power needs, as well as backup power for renewable resource generators such as wind turbines, should cause industrial turbines to continue to return to more favorable growth rates. The aftermarket segment of the industry has been favorably impacted by service needs related to turbine installations early in the decade.
As power generation demand growth returns, turbines are expected to provide a strong solution due to their inherent low emissions and fast permitting and construction times, along with the abundant availability of lower cost natural gas. Further, gas turbines are expected to serve a critical market need in supporting renewable assets in providing fast start and load acceptance during times when renewable sources fluctuate. OEM turbine manufacturers appear to be investing in new technologies focused on emissions, part load operation, start times, and fuel flexibility.
In the oil and gas/process industry, demand for industrial gas and steam turbines is expected to grow fueled by the demand for oil and natural gas products. Exploration, production, and distribution of oil and gas products utilize both gas and steam turbines in process and power generation applications. Increased construction of floating production storage & offloading and gas to liquids facilities will drive demand in aeroderivative and steam turbine applications.
Reciprocating Engines — The reciprocating engines markets are mainly served by our Engine Systems business segment. While the recent economic climate adversely affected the end markets for industrial engines in fiscal year 2009, industrial production and other economic indicators have shown signs of global stabilization and growth in 2010.
Demand for small gas and diesel engines, including engines used in alternative fuel vehicles and industrial equipment, is recovering from depressed levels as equipment manufacturers increase their production schedules. Demand increased for these small engines through fiscal year 2010. Orders for construction, agricultural, and material handling equipment, particularly in Asia, are driving demand for small diesel engines, and interest in using non-petroleum (alternative) fuels particularly in Korea, China, and India is driving demand for small gas engines.

Demand for large gas and diesel engines began to stabilize during fiscal year 2010, but more slowly than for small gas and diesel engines. We believe that increasing commodity prices are driving renewed investments in engine-powered mining and oil production equipment, although investments have been somewhat dampened by depressed prices for natural gas due to high supply levels. However, demand for higher margin large engine marine applications has remained weak in fiscal year 2010.
Longer term, new mandated emissions requirements across many regions and engine applications is driving demand for higher-technology control systems, as is customer demand for improved engine efficiencies. Energy policies in some countries encourage the use of natural gas and other alternative fuels over carbon-rich petroleum fuels, thereby increasing demand for a variety of alternative fuel clean engine control technologies.
Electrical Power Generation and Distribution — The electrical power generation and distribution markets, which are mainly served by our Electrical Power Systems, Engine Systems, and Turbine Systems business segments, were impacted negatively in fiscal years 2009 and 2010 by tight credit, lower levels of global energy demand and uncertainty over government stimulus packages.
Our Electrical Power Systems segment develops and manufactures systems and components that provide power sensing and energy control management. These systems and components improve the security, quality, reliability, and availability of power generation and electrical power networks for industrial markets, which include the power generation, power distribution, and power conversion industries.
Our Turbine Systems segment develops and manufactures systems and components that provide energy control and optimization solutions for the industrial gas and steam turbines in our energy markets.
Our Engine Systems segment develops and manufactures systems and components that provide energy control and optimization solutions for the industrial reciprocating engine markets, which include the power generation industry.
The global economic recovery, especially in developing economies, is beginning to drive increased global power demand. Also, increased global natural gas supply, combined with lower natural gas prices, is expected to support increased demand for industrial gas turbines and reciprocating engines used in power generation applications.
Wind Energy — The renewable wind industry, which is mainly served by our Electrical Power Systems business segment, was affected by the global economic recession more severely and later than was experienced by most industries. Current and near-term wind turbine installations have decreased as a result of tight credit markets and governmental delay in the provision of stimulus funding and clarification of tax credit availability. We believe the continued support of wind energy technology, however, through the United States’ stimulus package, the European Union’s Renewable Energy Directive, and China’s initiative to achieve significant renewable energy targets by 2012, favors long-term growth for this market.
The market for renewable wind energy technology is immature and changing rapidly. Also, delays in wind turbine installation caused by the recent economic downturn have led to over-capacity with manufacturers. Management believes it is likely that market consolidation may lead to price becoming more important within the wind turbine converter market.

RESULTS OF OPERATIONS
2010 Highlights
Net sales for fiscal year 2010 were $1,457,030, an increase of 1.9% from $1,430,125 for fiscal year 2009. Fiscal year 2010 sales included $117,329 of HRT external sales for the six months from October 2009 to March 2010 that were not present in fiscal year 2009.
Net earnings attributable to Woodward for fiscal year 2010 were $110,844, or $1.59 per diluted share, an increase of 17.5% from $94,352, or $1.37 per diluted share, in fiscal year 2009. Net earnings for fiscal year 2010 and fiscal year 2009 included the special items described in the tables below.
Non-U.S. GAAP Financial Measures
EBIT, EBITDA and free cash flow
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
EBIT and EBITDA for the fiscal years ended September 30, 2010, September 30, 2009 and September 30, 2008 were as follows:

	Year Ended September 30,
	2010	2009	2008

Net earnings	$111,162	$94,416	$122,555
Income taxes	43,713	28,060	60,030
Interest expense	29,385	33,629	3,834
Interest income	(509)	(1,131)	(2,120)

EBIT	183,751	154,974	184,299
Amortization of intangible assets	35,114	26,120	6,830
Depreciation expense	40,502	37,828	28,620

EBITDA	$259,367	$218,922	$219,749

Free cash flow was as follows:

	Year Ended September 30,
	2010	2009	2008

Net cash provided by operating activities	$184,572	$219,227	$126,023
Capital expenditures	(28,104)	(28,947)	(37,516)

Free cash flow	$156,468	$190,280	$88,507

2010 RESULTS OF OPERATIONS
Special Items and Adjusted EBIT
2010 net earnings included the following benefits related to special items:

Year Ended
September 30, 2010
Per Share
Favorable resolutions of prior year tax matters and completion of certain internal revaluation assessments	$6,416	$0.09

2009 net earnings included the following charges and benefits related to special items:

	Year Ended
	September 30, 2009
		Per Share
Purchase accounting — inventory basis step-up charge	$(12,500)
Less: income tax benefit	4,500

Net after income tax benefit	$(8,000)	$(0.12)

Workforce management and other charges	$(16,605)
Less: income tax benefit	5,762

Net after income tax benefit	$(10,843)	$(0.16)

Favorable resolution of prior year tax issues	$4,992	$0.07

Total special (charges) benefits	$(13,851)	$(0.21)

EBIT for fiscal year 2010 was $183,751, an increase of 18.6% from $154,974 for fiscal year 2009. EBIT for fiscal year 2009 included the special items described above. EBIT adjusted for those special items (“Adjusted EBIT”) is as follows:

	Year Ended September 30,
	2010	2009	2008

Net earnings	$111,162	$94,416	$122,555
Income taxes	43,713	28,060	60,030
Interest expense	29,385	33,629	3,834
Interest income	(509)	(1,131)	(2,120)

EBIT	183,751	154,974	184,299
Purchase accounting — inventory basis step-up charge	—	12,500	—
Workforce management and other charges	—	16,605	—

Adjusted EBIT	$183,751	$184,079	$184,299

EBIT and Adjusted EBIT are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements may not fluctuate with operating results. Securities analysts, investors, and others frequently use EBIT in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets that are subject to amortization. Management uses Adjusted EBIT to evaluate Woodward’s performance after eliminating certain special items that are of sufficient magnitude to make comparisons between years difficult. The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As EBIT and Adjusted EBIT exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Our calculations of EBIT and Adjusted EBIT may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

Sales
The following table presents the breakdown of consolidated net external sales by segment:

	Year Ended September 30,
	2010		2009		2008
Segment net sales:
Turbine Systems	$610,833	42%	$632,222	44%	$634,658	50%
Airframe Systems	379,284	26	321,956	23	—	—
Electrical Power Systems	230,331	16	243,146	17	289,294	23
Engine Systems	326,668	22	340,995	24	469,432	37

Total segment net sales	1,547,116	106	1,538,319	108	1,393,384	111
Less intersegment net sales:
Turbine Systems	(9,457)	(1)	(14,272)	(1)	(18,470)	(1)
Airframe Systems	(3,102)	(0)	(2,947)	(0)	—	—
Electrical Power Systems	(43,540)	(3)	(48,146)	(3)	(66,571)	(5)
Engine Systems	(33,987)	(2)	(42,829)	(3)	(50,139)	(4)

Consolidated net external sales	$1,457,030	100%	$1,430,125	100%	$1,258,204	100%

Consolidated net external sales for the fiscal year ended September 30, 2010 increased 1.9% compared to fiscal year 2009. Consolidated net external sales increased approximately 1.5%, excluding the approximately $5,200 increase in sales attributable to the effects of foreign currency exchange rates.
Intersegment sales primarily reflect contract-manufacturing activity across business segments. As part of their system offerings, Turbine Systems and Engine Systems sell electronic controls manufactured by Electrical Power Systems. Engine Systems also manufactures certain components of larger systems ultimately sold by Turbine Systems. These intersegment activities have historically increased growth in our Turbine Systems, Electrical Power Systems and Engine Systems segments. Further integration of our Airframe Systems segment is also expected to result in the manufacture of additional electronic controls by Electrical Power Systems.

2010 Sales Compared to 2009
Consolidated net external sales increased 1.9% from $1,430,125 in fiscal year 2009 to $1,457,030 in fiscal year 2010 primarily due to the inclusion of a full fiscal year of HRT sales in fiscal year 2010 compared to only six months of HRT sales in fiscal year 2009, partially offset by sales volume declines in all of our segments.
Details of the changes in consolidated net external sales are as follows:

Consolidated net external sales at September 30, 2009	$1,430,125
HRT external sales from October 2009 to March 2010	117,329
F&P product line external sales from April 2009 to September 2009	(9,620)
Turbine Systems volume changes	(25,743)
Airframe Systems volume changes	(50,536)
Electrical Power Systems volume changes	(6,767)
Engine Systems volume changes	(9,837)
Price changes and sales mix	6,894
Effects of changes in foreign currency	5,185

Consolidated net external sales at September 30, 2010	$1,457,030

Fiscal year 2010 sales included $117,329 of HRT external sales for the six months from October 2009 to March 2010 that were not present in fiscal year 2009. Also, fiscal year 2009 sales included $9,620 of F&P product line sales from April 2009 to September 2009 that were not present in fiscal year 2010.
HRT was acquired on April 3, 2009; therefore HRT’s sales are included in Airframe Systems segment results for the six months ended September 30, 2009 and for the twelve months ended September 30, 2010. Likewise, the F&P product line was acquired as part of the HRT acquisition on April 3, 2009 and disposed of in August 2009; therefore, sales of the F&P business from April to August of 2009 are included in Airframe Systems net external sales for the fiscal year ended September 30, 2009, but no F&P sales are included in Airframe Systems segment net external sales for the fiscal year ended September 30, 2010.
Sales for 2010 began stabilizing in the second half of the year and returned to sequential growth overall. Some volatility is anticipated going forward due to continued uncertainty and some continued softness in certain market segments. Fluctuations in customer order volumes for certain products, coupled with our vendors’ reduction of their production capacities as global demand has fallen, and continued tight credit constraints impacting our suppliers have complicated our management of the overall global supply chain. Meeting customer demand on a timely basis, managing our inventory levels, and coordinating with vendors are key tactical initiatives as we manage our business during the emerging economic recovery.
Turbine Systems’ segment net sales (including intersegment sales) were $610,833 for the fiscal year ended September 30, 2010 compared to $632,222 for fiscal year 2009. From a broad market perspective, the fiscal year-over-year sales decline from 2009 to 2010 was driven by lower sales in industrial markets, with declines in each of the first three quarters of fiscal year 2010, compared to the same periods in fiscal year 2009. Sales in the aerospace & defense markets were slightly higher in 2010 than in 2009, with sales gains in the second half of fiscal year 2010 outpacing declines experienced during the first half of fiscal year 2010 compared to the same periods in fiscal year 2009.
While we believe our experience is largely consistent with underlying economic market trends, we also believe the fleet dynamics of commercial aircraft platforms on which we have content, such as the Airbus A320, the Boeing 777 and the Embraer and the Bombardier 70- to 90-seat Regional Jets, have allowed us to be somewhat less negatively impacted by the effects of the recent economic down-cycle than some of our competitors in the aftermarket segment. Commercial OEM aircraft deliveries of narrow-body and wide-body as well as military aircraft sales have remained relatively stable, although order patterns have fluctuated, such that our overall sales volume has remained less affected, despite larger fluctuations from quarter to quarter. Primary impacts of the recent economic down-cycle have included slower deliveries of industrial aeroderivative gas turbines, heavy frame gas turbines, and business and regional jets.
Sales in both the aerospace and industrial turbine markets were higher in the fourth quarter of fiscal year 2010 compared to both the third quarter of fiscal year 2010 and the fourth quarter of fiscal year 2009.

The continuing impact of the global recession has temporarily resulted in excess supplies of electricity in certain markets, which has contributed to reduced sales volumes of industrial gas and steam turbines. Also, uncertainty caused by the delay in issuance of new emissions policies and standards in the U.S. continues to dampen customer demand for industrial turbines.
Our Turbine Systems segment net sales in the fourth quarter of fiscal year 2010 were the highest since the fourth quarter of fiscal year 2008. Business jet markets, primarily the large cabin and long-range markets in which Turbine Systems products are well represented, have continued to recover in fiscal year 2010, as evidenced by higher deliveries of product for business jet engines in the second half of fiscal year 2010 compared to the same period of fiscal year 2009. Likewise, the global economic recovery, especially in developing economies, is beginning to drive increased global power demand. Increased global natural gas supply, combined with lower natural gas prices, supported increasing demand for industrial gas turbines used in power generation and process applications. Increased power demand and increased air traffic use also favorably impacted our aftermarket sales levels.
During the fiscal year ended September 30, 2010, our net sales were positively impacted by approximately $1,500 due to changes in foreign currency exchange rates compared to fiscal year 2009.
Airframe Systems’ segment net sales (including intersegment sales) were $379,284 for the fiscal year ended September 30, 2010 compared to $321,956 for fiscal year 2009.
On April 3, 2009, we acquired HRT and we have subsequently integrated this business into Woodward, and more specifically into our Airframe Systems segment. Fiscal year 2010 sales included $117,329 of HRT external sales for the six months from October 2009 to March 2010 that were not present in fiscal year 2009.
In August 2009, we sold the F&P product line, which had been acquired as part of the HRT acquisition. Fiscal year 2009 sales included $9,620 of F&P product line sales from April 2009 to September 2009 that were not present in fiscal year 2010.
Excluding changes due to the acquisition of HRT and the sale of the F&P product line, sales changes for the annual period were primarily due to production softness in the global commercial business and regional jet OEM and aftermarket segments, coupled with reduced utilization of various platforms supplied by Airframe Systems. The sales change was also impacted by reduced demand on various military applications, particularly fixed wing and electro-optical targeting programs, which are markets in which we have a significant presence. Aftermarket sales have experienced slight declines, primarily due to passenger and cargo carriers removing planes from service.
Airframe Systems’ segment net sales were higher in the fourth quarter of fiscal year 2010 compared to each of the first three quarters of fiscal year 2010, supported by stable demand for military applications, commercial aircraft, and regional aircraft.
During the fiscal year ended September 30, 2010, foreign currency exchange rates had no appreciable impact on net sales compared to the same period of fiscal year 2009.
Electrical Power Systems’ segment net sales (including intersegment sales) were $230,331 for the fiscal year ended September 30, 2010, compared to $243,146 for fiscal year 2009. Decreased sales of wind turbine converters were partially offset by increases in non-wind related power generation and distribution equipment. Intersegment sales were $43,540 in fiscal year 2010 compared to $48,146 in fiscal year 2009. The intersegment sales declines reflect weakness in demand for industrial gas turbine and reciprocating engine controls used in power generation applications.
Wind converter sales declined in the fiscal year ended September 30, 2010, as compared to the same period of fiscal year 2009. Wind converter demand continues to be impacted by tight lender requirements for project financing, and uncertainty regarding government stimulus programs due to a lack of clear policy direction in the U.S. and elsewhere. Continued global weakness in wind converter deliveries was the primary contributor to Electrical Power Systems’ segment net sales declines for the fiscal year ended September 30, 2010 compared to the same period in fiscal year 2009.
Electrical Power Systems saw a significant decrease in demand during the last quarter of fiscal year 2009, which continued during the first nine months of fiscal year 2010. During the last three months of fiscal year 2010, Electrical Power Systems’ segment net sales increased to $71,721 from $53,718 in the last three months of fiscal year 2009, reflecting improved demand from our wind converter customers and our non-wind power generation and distribution customers. During the second half of fiscal year 2009, demand for our non-wind power generation and distribution equipment and services declined driven by stock reduction programs and postponement of projects on customer side. Demand for these products increased slightly in the fiscal year ended September 30, 2010 compared to the same period of fiscal year 2009. Electrical Power Systems’ segment net sales for the fourth fiscal quarter of fiscal year 2010 were 36% higher than the average segment net sales of the first three quarters of fiscal year 2010.

During the fiscal year ended September 30, 2010, segment net sales were positively impacted by approximately $1,600 due to changes in foreign currency exchange rates, compared to the same period of fiscal year 2009.
Engine Systems’ segment net sales (including intersegment sales) were $326,668 for the fiscal year ended September 30, 2010 compared to $340,995 for fiscal year 2009.
Lower fiscal year-over-year sales levels for the fiscal year ended September 30, 2010 compared to the same period in fiscal year 2009 were primarily attributable to declines in sales of controls used in large engine applications that serve the power generation, marine and process markets. Sales of controls used in small engine applications that support the construction, agricultural, and alternative-fuel vehicle markets were higher for the fiscal year ended September 30, 2010 compared to the same period in fiscal year 2009.
Engine Systems showed sequential quarter over quarter growth in the second, third and fourth quarters of fiscal year 2010.
During the fiscal year ended September 30, 2010, segment net sales were positively impacted by approximately $2,100 due to changes in foreign currency exchange rates, compared to the same period of fiscal year 2009.
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
During the fiscal year ended September 30, 2010, our net sales were positively impacted by approximately $5,200 due to changes in foreign currency exchange rates, compared to the same period of fiscal year 2009.

Costs and Expenses
The following table presents costs and expenses:

	Year Ended September 30,
	2010		2009		2008
		% of Net		% of Net		% of Net
		Sales		Sales		Sales
Net sales	$1,457,030	100.0%	$1,430,125	100.0%	$1,258,204	100.0%

Cost of goods sold	$1,021,516	70.1%	$1,029,095	72.0%	$882,996	70.2%
Selling, general, and administrative expenses	135,880	9.3	128,682	9.0	115,399	9.2
Research and development costs	82,560	5.7	78,536	5.5	73,414	5.8
Amortization of intangible assets	35,114	2.4	26,120	1.8	6,830	0.5
Restructuring and other charges	—	—	15,159	1.1	—	—
Interest and other income	(2,513)	(0.2)	(4,212)	(0.3)	(6,992)	(0.6)
Interest and other expenses	29,598	2.0	34,269	2.4	3,972	0.3

Consolidated costs and expenses	$1,302,155	89.4%	$1,307,649	91.4%	$1,075,619	85.5%

2010 Costs and Expenses Compared to 2009
Recent economic events have caused variable compensation expense, which is tied to relative financial performance, to vary significantly from fiscal year-to-year. Increases in variable compensation expense of $6,695 in fiscal year 2010 compared to fiscal year 2009 impacted cost of goods sold, selling general and adminsitrative, and research and development expenses.
Cost of goods sold decreased by $7,579 or 0.7%, to $1,021,516 or 70.1% of net sales, in the fiscal year ended September 30, 2010, from $1,029,095 or 72.0% of net sales in fiscal year 2009. Excluding the $12,500 charge for the step-up in basis of inventory related to the HRT acquisition, cost of goods sold increased by $4,921 during fiscal year 2010.
Correspondingly, gross margins, measured as net sales less cost of goods sold divided by net sales, were 29.9% for the fiscal year ended September 30, 2010 compared to 28.0% for the fiscal year ended September 30, 2009. The increase in gross margins is largely a result from our focus on cost reductions and the impact of purchase accounting inventory step-up adjustments recorded on the fiscal year ended September 30, 2009 of $12,500 related to HRT and $2,900 related to MPC. Excluding the $12,500 inventory step-up adjustments, gross margins in fiscal year 2009 were 29.1% compared to 29.9% in fiscal year 2010.
Cost of goods sold decreased in the fiscal year ended September 30, 2010 primarily because of decreased sales levels in fiscal year 2010 compared to fiscal year 2009 and as a result of our focus on cost control, changes in pricing on some products and changes in sales mix, partially offset by increases in variable compensation.
Selling, General and Administrative (“SG&A”) expenses increased by $7,198 or 5.6% to $135,880 for the fiscal year ended September 30, 2010 from $128,682 for the fiscal year ended September 30, 2009. Selling, general, and administrative expenses increased as a percent of sales to 9.3% in fiscal year 2010 from 9.0% in fiscal year 2009. The increase is primarily the result of additional expenses of the HRT business and higher levels of variable compensation, partially offset by the impact of cost reduction efforts taken during fiscal year 2009.
Research and development costs increased from $78,536 in fiscal year 2009 to $82,560 in fiscal year 2010. The 5.1% increase is primarily due to increases in spending within our Airframe Systems business segment due to the acquisition of HRT on April 3, 2009, which resulted in higher spending during fiscal year 2010 and higher levels of variable compensation.
As a percentage of sales, research and development expenses increased to 5.7% in fiscal year 2010 from 5.5% in fiscal year 2009. Our research and development activities extend across almost all our customer base, and our current level of spending is consistent with our strategy of continuing to invest in future platforms and technologies.

Amortization of intangible assets as a percent of sales was 2.4% for the fiscal year ended September 30, 2010, as compared to 1.8% for the same period last fiscal year, primarily reflecting increased amortization expense related to $128,400 of intangible assets acquired in the HRT acquisition in April 2009.
Restructuring and other charges of $15,159 were recognized in fiscal year 2009. No restructuring costs were recognized in fiscal year 2010. The 2009 charges resulted from a number of initiatives we implemented to maintain our margins through cost reduction and efficiency improvements. The program savings were primarily related to indirect expenses, selling, general, and administrative expenses, material productivity and facility rationalization.
Interest and other expenses as a percent of sales was 2.0% for the fiscal year ended September 30, 2010, as compared to 2.4% for the same period last fiscal year. Interest expense decreased for the fiscal year ended September 30, 2010 because of interest savings related to debt reductions.
Since the issuance of $400,000 of long-term debt October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, and $220,000 of long-term debt issued in April 2009, which was used primarily to finance the acquisition of HRT, we have made unscheduled prepayments of $167,000 on our outstanding long-term debt. Since the acquisition of HRT on April 3, 2009, we reduced our total debt by $291,017, including short-term borrowings, from $756,859 to $465,842 as of September 30, 2010.

Earnings
The following table presents earnings by segment:

	Year Ended September 30,
	2010	2009	2008
Turbine Systems	$142,993	$136,120	$128,930
Airframe Systems	11,578	11,023	—
Electrical Power Systems	24,268	35,891	42,303
Engine Systems	27,346	18,454	43,737

Total segment earnings	206,185	201,488	214,970
Nonsegment expenses	(22,434)	(46,514)	(30,671)
Interest expense and income, net	(28,876)	(32,498)	(1,714)

Consolidated earnings before income taxes	154,875	122,476	182,585
Income tax expense	(43,713)	(28,060)	(60,030)

Consolidated net earnings	$111,162	$94,416	$122,555

The following table presents earnings by segment as a percent of segment net sales, including intersegment sales:

	Year Ended September 30,
	2010	2009	2008
Turbine Systems	23.4%	21.5%	20.3%
Airframe Systems	3.1	3.4	—
Electrical Power Systems	10.5	14.8	14.6
Engine Systems	8.4	5.4	9.3
Total segment earnings increased to $206,185 in fiscal year 2010 from $201,488 in the fiscal year ended September 30, 2009 primarily because of increased segment earnings of our Engine Systems and Turbine Systems business segments, partially offset by lower segment earnings in our Electrical Power Systems business segment, as more fully discussed below. Excluding the fiscal year 2009 $12,500 acquisition related inventory step-up charge taken in Airframe Systems, total segment earnings decreased by $7,803 in fiscal year 2010, compared to fiscal year 2009.
Total segment earnings decreased by $13,482 from total segment earnings of $214,970 in fiscal year 2008 to total segment earnings of $201,488 in fiscal year 2009. The decrease was primarily due to lower segment earnings in our Engine Systems and Electrical Power Systems business segments, partially offset by increased earnings in our Turbine Systems business segment and the creation of our Airframe Systems business segment with the acquisition of MPC and HRT, as more fully discussed below.

2010 Earnings Compared to 2009
Turbine Systems’ segment earnings increased $6,873 or 5.0% for the fiscal year ended September 30, 2010, as compared to the same period last fiscal year due to the following:

Earnings at September 30, 2009	$136,120
Sales volume changes	(11,939)
Selling price changes	7,685
Sales mix	9,630
Savings related to workforce management	4,900
Changes in variable compensation	(3,831)
Effects of changes in foreign currency	440
Other, net	(12)

Earnings at September 30, 2010	$142,993

Turbine Systems’ segment earnings increased in the fiscal year ended September 30, 2010 compared to the same period of fiscal year 2009 primarily as a result of more favorable sales mix, selling price changes, and workforce management savings, partially offset by decreases in sales volume and higher levels of variable compensation. Earnings as a percentage of sales increased to 23.4% in the fiscal year ended September 30, 2010 compared to 21.5% for the same period of fiscal year 2009.
Airframe Systems’ segment earnings increased to $11,578 in fiscal year ended September 30, 2010 from $11,023 in the comparable period ended September 30, 2009, due to the following:

Earnings at September 30, 2009	$11,023
Purchase accounting inventory basis step-up charge in 2009	12,500
HRT earnings from October 2009 to March 2010	14,397
F&P product line earnings from April 2009 to August 2009	(3,897)
Sales volume changes	(25,253)
Sales mix	(1,807)
Depreciation & intangible amortization	(4,342)
Investments in business development opportunities	(3,896)
Savings related to workforce management	17,530
Changes in variable compensation	(1,515)
Other, net	(3,162)

Earnings at September 30, 2010	$11,578

HRT was acquired on April 3, 2009; therefore HRT’s results are included in Airframe Systems segment results for the six months ended September 30, 2009 and for the twelve months ended September 30, 2010. Likewise, the F&P product line was acquired as part of the HRT acquisition on April 3, 2009 and disposed of in August 2009; therefore, F&P business results from April to August of 2009 are included in Airframe Systems segment earnings for the fiscal year ended September 30, 2009, but no F&P results are included in Airframe Systems segment results for the fiscal year ended September 30, 2010. The April 3, 2009 HRT acquisition contributed $14,397 to Airframe Systems segment earnings for the fiscal year ended September 30, 2010. The F&P product line, which was acquired as part of the HRT acquisition in April 2009 and sold in August 2009, contributed $3,897 to the fiscal year ended September 30, 2009 and did not contribute in fiscal year 2010. Segment earnings for the fiscal year ended September 30, 2009 also included a $12,500 charge related to a purchase accounting step-up in basis of HRT inventory.
Earnings were also impacted by significant sales volume declines and sales mix, increased investments in business development opportunities, higher levels of variable compensation and higher levels of intangible amortization, partially offset by restructuring savings.
Because of the 2009 acquisitions of MPC and HRT, and the related adjustments made in purchase accounting to assign values to various intangible assets, the Airframe Systems business segment absorbs more amortization expense than our other business segments. Non-cash intangible amortization expense was $28,567 for the fiscal year ended September 30, 2010 and $19,551 for the fiscal year ended September 30, 2009.

Integration of our Airframe Systems business is expected to contribute to improved profitability, broader control system content, and better aftermarket presence and support. Airframe Systems has begun to realize previously anticipated benefits from cost reduction efforts taken at both MPC and HRT, and the operational integration of the MPC and HRT businesses is proceeding consistent with our expectations. Additional expense control initiatives that are expected to occur during fiscal year 2011 relate primarily to the planned closing of the Pacoima, California facility as part of a decision to consolidate HRT’s production facilities. Most of the costs of these additional expense control initiatives were included in accrued restructuring costs recorded in connection with the HRT acquisition.
Electrical Power Systems’ segment earnings decreased $11,623 or 32.4% for the fiscal year ended September 30, 2010 as compared to the fiscal year ended September 30, 2009, due to the following:

Earnings at September 30, 2009	$35,891
Sales volume changes	(4,576)
Selling price changes	(1,671)
Sales mix	(846)
Costs associated with global expansion	(2,457)
Savings related to workforce management	1,328
Changes in variable compensation	(2,039)
Effects of changes in foreign currency	(122)
Other, net	(1,240)

Earnings at September 30, 2010	$24,268

The decrease in earnings in the fiscal year ended September 30, 2010 compared to the same period of fiscal year 2009 was driven mainly by the decrease in sales volumes, which was primarily due to reduced current market demand for wind turbines, partially offset by increased sales of non-wind related power generation and distribution equipment. Also contributing were pricing pressures, sales mix changes, increased costs associated with global expansion of Electrical Power Systems and higher variable compensation costs, partially offset by savings realized as a result of workforce management actions taken during fiscal year 2009 in response to declining sales.
Engine Systems’ segment earnings increased $8,892, or 48.2% for the fiscal year ended September 30, 2010 due to the following:

Earnings at September 30, 2009	$18,454
Sales volume changes	(6,248)
Selling price changes	2,205
Sales mix	(883)
Decreased infrastructure and overhead related expenses	2,481
Savings related to workforce management	9,746
Changes in variable compensation	(2,556)
Effects of changes in foreign currency	1,336
Other, net	2,811

Earnings at September 30, 2010	$27,346

For the fiscal year ended September 30, 2010, price changes, cost savings related to workforce management activities, reduced infrastructure and overhead spending, changes in foreign currency exchange rates, and other factors favorably impacted earnings, but were partially offset by lower sales volumes and increases in variable compensation costs compared to fiscal year 2009. The infrastructure savings were related to consolidation of facilities and operations.
Nonsegment expenses for the fiscal year ended September 30, 2010 decreased to $22,434, or 1.5% of sales compared to $46,514 and 3.3% of sales for the fiscal year ended September 30, 2009.

In fiscal year 2009, we recorded $16,605 in special charges to properly size our business for the economic environment related to the global recession. Without these special charges, nonsegment expenses for the fiscal year ended September 30, 2009 were $29,909, or 2.1% of net sales.
Excluding the impact of the $16,605 special charges, fiscal year-over-year nonsegment expenses declined in fiscal year 2010 compared to fiscal year 2009, resulting primarily from cost reduction efforts and lower intercompany profit eliminations.
Income taxes were provided at an effective rate on earnings before income taxes of 28.2% in fiscal year 2010 compared to 22.9% in fiscal year 2009. For a reconciliation of our effective tax rate to the U.S. statutory tax rate see Note 5, Income taxes, to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

Effective tax rate at September 30, 2009	22.9%
Retroactive extension of research credit recorded in fiscal 2009	1.7
Research credit in fiscal 2010 as compared to fiscal 2009	2.6
Adjustment of tax issues recorded in the period ended September 30, 2009	6.6
Adjustment of tax issues recorded in the period ended September 30, 2010	(5.9)
State income taxes, net of federal tax benefit	0.9
Foreign tax rate differences	0.7
Other changes, net	(1.3)

Effective tax rate at September 30, 2010	28.2%

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Consolidated Balance Sheet was $10,586 at September 30, 2010, and $19,783 at September 30, 2009. At September 30, 2010, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $8,720. At this time, we estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,304 in the next twelve months due primarily to the expiration of certain statutes of limitations. We recognize interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $1,431 as of September 30, 2010 and $3,804 as of September 30, 2009.
Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2003 and forward. Woodward has been subject to U.S. Federal income tax examinations for fiscal years through 2008; however, certain subsidiaries have open tax years back to 2007, which pre-dates the inclusion of these subsidiaries in the Woodward consolidated return filing group. Woodward is subject to U.S. state income tax examinations for fiscal years 2005 and forward.
The U.S. research tax credit expired as of December 31, 2009. The U.S. Congress is considering legislation to provide a one-year, retroactive extension; however, as of September 30, 2010, the expired tax credit has not been reinstated. Accounting guidance requires us to use the tax law in effect at the balance sheet date. Accordingly, the calculation of our 2010 income tax provision does not reflect any assumed benefit from the research tax credit for the year ended September 30, 2010. In the event the research tax credit is enacted in some form in future periods, we will account for that change in the tax law at that time.
The Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, had no impact on our income tax expense in 2010.

2009 RESULTS OF OPERATIONS
2009 Sales Compared to 2008
Consolidated net external sales increased 13.7% from $1,258,204 in fiscal year 2008 to $1,430,125 in fiscal year 2009 primarily related to the acquisitions of MPC and HRT, partially offset by declines in sales volume of the Engine Systems segment and the impacts of changes in foreign currency exchange rates. Details of the changes in consolidated net external sales are as follows:

Consolidated net external sales at September 30, 2008	$1,258,204
External Sales from acquisition of MPC and HRT (Airframe Systems)	319,009
External Sales from the acquisition of Mototron	7,229
Turbine Systems volume changes	(777)
Electrical Power Systems volume changes	(5,843)
Engine Systems volume changes	(119,334)
Price changes	7,125
Effects of changes in foreign currency	(38,322)
Other	2,834

Consolidated net external sales at September 30, 2009	$1,430,125

Turbine Systems’ segment net sales (including intersegment sales) reflected growth in the first half of fiscal year 2009 and declines in the second half of fiscal year 2009 as compared to the same periods in fiscal year 2008. We believe this overall trend is consistent with underlying economic market trends during the period, which have been driven by slowing deliveries of new aerospace equipment and reduced commercial airline and cargo flight miles. In particular, deliveries of business jets have slowed significantly as companies have reduced their levels of capital investment. We did, however, experience increases in sales in the industrial gas turbine market. While the overall market was generally flat, we benefited from higher demand for the production of new industrial gas turbines which included more significant Woodward content for both heavy frame and aeroderivative turbines. We also benefited from increases in related aftermarket sales as compared to last fiscal year related to the timing of repair and overhaul activities on equipment installed.
Airframe Systems’ segment net sales (including intersegment sales) reflected the acquisitions of MPC and HRT. On October 1, 2008, we acquired MPC and formed the Airframe Systems segment. On April 3, 2009, we acquired HRT and added this business to our Airframe Systems segment. On August 10, 2009, we sold the F&P product line acquired as part of the HRT acquisition. Airframe Systems’ net sales for fiscal year 2009 included $9,620 for the F&P product line. A full year of sales for MPC and six months of sales for HRT where included in net external sales as of September 30, 2009. Post-acquisition sales of MPC and HRT decreased compared to the historical pre-acquisition sales for the same periods. The decline was driven mainly by expected significant reductions in the sales of control actuation systems for the Joint Direct Attack Munition (“JDAM”) and sales to business jet customers, consistent with the change in overall market volumes. These decreases in sales volume were offset by gains in our rotorcraft, military aircraft, and other markets. Aftermarket net sales experienced slight declines due to passenger and cargo carriers taking older aircraft out of service offset by moderate increases in the military aftermarket.
Electrical Power Systems’ segment net sales (including intersegment sales) experienced strong growth in demand for wind converters during the first three quarters of fiscal year 2009 and a significant decline during the fourth quarter of fiscal year 2009 as compared to the same periods in fiscal year 2008. The increase in power conversion sales was partially offset by declines in sales of demand for small and medium-sized GenSets (less than 10 megawatt) as compared to the same periods last fiscal year.
Engine Systems’ segment net sales (including intersegment sales) decreased due to the broad declines across the transportation and power generation markets for industrial engines compared to fiscal year 2008. During the fourth quarter of fiscal year 2009, MotoTron was fully integrated in Engine Systems. MotoTron’s net sales have been adversely impacted by the current economic environment.
Price changes: Selling price increases across most products in Turbine Systems and Engine Systems were in response to prevailing market conditions.
Foreign currency exchange rates: Our worldwide sales activities are primarily denominated in U.S. dollar (“USD”), European Monetary Unit (the “Euro”), and Great Britain pound (“GBP”). As these currencies fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. During fiscal year 2009, net sales were negatively impacted by approximately $38,000 due to changes in foreign currency exchange rates.

2009 Costs and Expenses Compared to 2008
Cost of goods sold increased by $146,099 or 16.5% primarily as a result of the acquisitions of MPC and HRT, partially offset by decreases in sales volumes and the effects of changes in foreign currency. Details of changes in cost of goods sold are as follows:

Cost of goods sold for the year ended September 30, 2008	$882,996
MPC and HRT cost of goods sold (Airframe Systems)	248,681
MotoTron cost of goods sold	9,788
Decrease in volume changes	(95,376)
Effects of changes in foreign currency	(25,605)
Changes in product mix	6,185
Other, net	2,426

Cost of goods sold for the year ended September 30, 2009	$1,029,095

Gross margins, calculated as net sales less cost of goods sold divided by net sales, decreased to 28.0% for the fiscal year ended September 30, 2009 compared to 29.8% for the fiscal year ended September 30, 2008. The decrease in gross margins reflects charges related to purchase accounting inventory step-up adjustments of $12,500 related to HRT and $2,900 related to MPC, change in product mix, and the addition of MPC and HRT businesses, which generally have lower gross margins than our other businesses.
Selling, general, and administrative (“SG&A”) expenses increased by $13,283 or 11.5%, attributable to the following:

SG&A for the year ended September 30, 2008	$115,399
MPC and HRT SG&A(Airframe Systems)	33,369
Variable compensation	(6,791)
Effects of changes in foreign currency	(5,537)
Savings related to workforce management	(2,655)
Other, net	(5,103)

$128,682

Selling, general, and administrative expenses decreased as a percent of sales to 9.0% in fiscal year 2009 from 9.2% in fiscal year 2008. Selling, general, and administrative expenses increased primarily from the addition of MPC and HRT, offset by decreases in foreign currency exchange rates and decreases in variable compensation, which is based on companywide performance factors for the entire fiscal year. Savings related to workforce management reflect the impact of the reduced workforce.
Research and development costs increased by $5,122 or 7.0%, attributable to the following:

Research and devlopment for the year ended September 30, 2008	$73,414
MPC and HRT research and development (Airframe Systems)	9,036
Effects of changes in foreign currency	(931)
Savings related to workforce management	(1,350)
Variable compensation	(5,824)
Other, net	4,191

Research and development for the year ended September 30, 2009	$78,536

Research and development costs decreased as a percent of sales to 5.5% in fiscal year 2009 from 5.8% in fiscal year 2008. Research and development costs increased in the fiscal year ended September 30, 2009, as compared to the fiscal year ended September 30, 2008, reflecting the addition of MPC and HRT, partially offset by a decrease in variable compensation, which is based on companywide performance factors. Savings related to workforce management reflect the impact of the reduced workforce. Our current level of spending is consistent with our strategy of continuing to invest in future technologies.

Amortization of intangible assets as a percent of sales was 1.8% for the fiscal year ended September 30, 2009, as compared to 0.5% for the same period last fiscal year reflecting increased amortization expense related to $300,371 of intangible assets acquired in the MPC, MotoTron and HRT acquisitions, and the disposition of $13,044 of intangible assets sold with the F&P product line.
Interest and others expense as a percent of sales was 2.4% for the fiscal year ended September 30, 2009, and 0.3% for the same period last fiscal year reflecting $400,000 of long-term debt issued in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, and $220,000 of long-term debt issued in April 2009 and $105,000 of borrowings from the revolving credit facility incurred in April 2009, which was used primarily to finance the HRT acquisition.
2009 Earnings Compared to 2008
Turbine Systems segment earnings increased $7,190 or 5.6% for the fiscal year ended September 30, 2009, as compared to the fiscal year ended September 30, 2008, attributable to the following:

Earnings at September 30, 2008	$128,930
Sales volume changes	(361)
Selling price changes	6,379
Sales mix	(7,551)
Changes in variable compensation	13,559
Cost inflation	(3,930)
Effects of changes in foreign currency	(1,770)
Savings related to workforce management	4,230
Other, net	(3,366)

Earnings at September 30, 2009	$136,120

Turbine Systems’ segment earnings increased in the first half of fiscal year 2009 and decreased in the second half of fiscal year 2009 as compared to the same periods in fiscal year 2008. Sales of systems and components for aircraft turbine markets followed this pattern, which was somewhat softened by higher sales in industrial gas turbine markets throughout the fiscal year. This change in the sales mix reduced earnings, as our gross margins are generally higher for sales in the aerospace market as compared to the industrial markets. We reduced our headcount and implemented other initiatives during 2009 to ensure that our cost structure was aligned with the lower level of sales during the second half of the fiscal year. Selling price changes, which were made in response to prevailing market conditions at the time, offset material cost inflation for the fiscal year. Variable compensation expense, which is based on companywide performance factors, was lower in fiscal year 2009 than in fiscal year 2008.
Airframe Systems’ segment earnings totaled $11,023 for the fiscal year ended September 30, 2009. The segment earnings for the fiscal year reflect the impact of purchase accounting inventory step-up adjustments of $2,900 related to MPC and $12,500 related to HRT, and $19,551 in amortization of intangibles related to the MPC and HRT acquisitions, all of which are non-cash charges.
Electrical Power Systems segment earnings decreased $6,412 or 15.2%, attributable to the following:

Earnings at September 30, 2008	$42,303
Sales volume changes	(4,732)
Selling price changes	(651)
Sales mix	1,580
Changes in variable compensation	3,535
Effects of changes in foreign currency	(4,205)
Increase labor costs	(2,834)
Savings related to workforce management	1,641
Other, net	(746)

Earnings at September 30, 2009	$35,891

Wind converter sales showed modest growth during the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008, excluding the effects of foreign currency exchange rates. This growth was offset by declines in sales of products related to power generation and distribution. A change in sales mix and changes in the external market put pressure on margins. Segment earnings were favorably affected by previously taken actions to manage costs, partially offset by unfavorable effects of foreign currency exchange rates. During fiscal year 2009, the unfavorable changes in the Euro exchange rate resulted in a 12% net decrease in earnings. During the first two quarters of fiscal year 2009, labor costs increased to support the sales growth. Electrical Power Systems was slower to feel the impact of the restructuring activities due to the employment laws in the affected countries of operation.
Engine Systems segment earnings decreased $25,283 or 57.8%, attributable to the following:

Earnings at September 30, 2008	$43,737
Sales volume changes	(54,215)
Selling price changes	1,397
Sales mix	1,408
Changes in variable compensation	10,000
Effects of changes in foreign currency	(1,254)
Decreased infrastructure and overhead related expenses	2,933
Decrease in freight and duty	5,157
Savings related to workforce management	9,500
Other, net	(209)

Earnings at September 30, 2009	$18,454

The decrease in earnings in Engine Systems was the result of lower sales volumes attributable to broad declines across the major end markets for industrial engines. Expense reductions from restructuring, reduced infrastructure and overhead spending, variable compensation changes, and lower freight and duty expenses due to lower volumes and lower global fuel costs, all provided a partial offset to the volume driven earnings decline. During fiscal year 2009, the changes in foreign currency exchange rates resulted in a 7% net decrease in earnings. Global fuel costs have declined significantly since September 30, 2008. Future volatility in fuel costs may impact future earnings results.
Nonsegment expenses increased 15,843 or 51.7% in fiscal year 2009 as compared to fiscal year 2008, attributable to the following:

Nonsegment expenses for the year ended September 30, 2008	$30,671
Restructuring and other charges	15,159
Variable compensation	(2,552)
Other	3,236

Non segment expenses for the year ended September 30, 2009	$46,514

Excluding the effect of the $15,159 of restructuring and other charges, nonsegment expenses increased to $31,355, or 2.2% of current fiscal year net sales, compared to 2.4% of net sales in fiscal year 2008. Variable compensation expense, which is based on company-wide performance factors, was lower in 2009 than in 2008.
Income taxes were provided at an effective rate on earnings before income taxes of 22.9% in fiscal year 2009 compared to 32.9% in fiscal year 2008. The change in the effective tax rate was attributable to the following (as a percent of earnings before income taxes):

Effective tax rate at September 30, 2008	32.9%
Adjustments of the beginning of the year balance of valuation allowance for deferred tax assets	1.5
Change in estimate for previous periods and settlements with tax authorities	(5.4)
Research credit in fiscal 2009 as compared to fiscal 2008	(2.8)
Retroactive extension of research credit	(1.7)
Foreign earnings mix	(2.1)
Other changes, net	0.5

Effective tax rate at September 30, 2009	22.9%

Income taxes for both fiscal year 2009 and fiscal year 2008 were affected by changes in estimates of income taxes for previous fiscal years. In both years, the changes were primarily related to settlements and resolutions of income tax matters. These changes reduced the effective tax rate for fiscal year 2009 by approximately 7% of pretax earnings.
The effective tax rate comparison between fiscal year 2009 and fiscal year 2008 was also affected by the retroactive extension of the tax credit for increasing research activities available in fiscal year 2009 but not in fiscal year 2008. Among the other changes in our effective tax rate were the effects of changes in the relative mix of earnings by tax jurisdiction.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
We believe liquidity and cash generation are important to our strategy of self-funding our ongoing operating needs. We also believe that the restructuring actions we implemented in fiscal year 2009 have generated, and will continue to generate, improved cash flows from operations and that this level of cash generation, together with our existing cash and available borrowings, will adequately support our on-going operations.
Historically, we have been able to finance the ongoing business, including capital expenditures and product development, with cash flow provided by operating activities. In coordination with our customers, and when we consider the terms to be favorable to us, we sometimes transfer ownership in our accounts receivable to third parties in exchange for cash in order to accelerate collection of amounts due to us for outstanding accounts receivable. If such transfer of ownership is with recourse, then a short-term liability is recorded until the obligation transferred is settled. We expect that cash generated from our operating activities will continue to fund our operating needs.
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
At September 30, 2010, we had borrowings of $20,401 outstanding under our revolving credit facility and other foreign short-term borrowings outstanding of $1,698. Short-term borrowing activity during fiscal year 2010 follows:

		Foreign short-
	Revolving credit	term
	facility	borrowings
Maximum daily balance during the period	$39,000	$21,840
Average daily balance during the period	11,022	1,216
Weighted average interest rate on average daily balance	0.98%	3.96%
During fiscal year 2009 we incurred $620,000 of long-term debt in connection with our fiscal year 2009 acquisitions. Since April 2009, we have made non-scheduled principal prepayments of $167,000, including $98,000 during fiscal year ended September 30, 2010. In fiscal year 2010, we made total principal payments on our outstanding debt of $128,420.
At September 30, 2010, we were in compliance with all covenants under our existing long-term debt agreements and revolving credit facility.
We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities. However, we could be adversely affected if our banks supplying our short-term borrowing requirements refuse to honor their contract commitments, cease lending, or declare bankruptcy. While we believe the lending institutions participating in our credit arrangements are financially capable, events in the global credit markets during fiscal years 2008, 2009 and 2010, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty of credit availability.

Assets

	September 30,
	2010	2009
Turbine Systems	$347,188	$344,789
Airframe Systems	748,297	801,300
Electrical Power Systems	156,788	135,808
Engine Systems	204,495	200,226

Total segment assets	1,456,768	1,482,123
Nonsegment assets	206,465	214,299

Consolidated total assets	$1,663,233	$1,696,422

Turbine Systems’ segment assets increased $2,399 to $347,188 during fiscal year 2010, reflecting higher levels of accounts receivable and slightly higher inventories, offset by lower net carrying cost of property, plant and equipment and intangibles. The increases in accounts receivables and inventories was due to higher levels of sales and demand in late fiscal year 2010 compared to the same period in fiscal year 2009. The decrease in property, plant and equipment was due to depreciation expense outpacing capital expenditures. The decrease in intangible assets was due to amortization expense.
Construction began in fiscal year 2010 on a new 48,000 square-foot system test facility in Rockford, Illinois. The facility, which will house numerous environmental system test cells and a vibration lab, will support Turbine Systems’ development opportunities. The test facility is expected to be completed and placed into service in fiscal year 2012.
Airframe Systems’ segment assets decreased $53,003 to $748,297 during fiscal year 2010 as a result of lower accounts receivable, inventories, intangible assets, and property, plant and equipment. The decrease in accounts receivable and inventories is primarily due to lower sales volume and management’s focus on rationalizing inventory levels relative to anticipated sales activity. The decrease in intangible assets was due to amortization expense. The decrease in property, plant and equipment was due to depreciation expense outpacing capital expenditures.
Work began in fiscal year 2010 on the reimplementation of the ERP systems supporting our Airframe Systems business segment. The first phase of the reimplementation project is expected to be completed and placed into service in fiscal year 2012.
Electrical Power Systems’ segment assets increased $20,980 to $156,788 during fiscal year primarily due to higher levels of accounts receivables, inventories, property, and plant and equipment, partially offset by lower levels of goodwill and intangible assets. The increases in accounts receivables and inventories were due to higher levels of sales and demand in late fiscal year 2010 compared to the same period in fiscal year 2009.
The effects of foreign currency fluctuations decreased Electrical Power Systems’ segment assets by approximately $6,900 during fiscal year 2010. The value of the Euro in relation to the U.S. dollar dropped approximately 10% during the fiscal year.
Engine Systems’ segment assets increased by $4,269 to $204,495 during fiscal year 2010 due primarily to increases in accounts receivable, partially offset by lower levels of inventories, property, plant and equipment and intangible assets. Accounts receivable increased due to higher levels of sales during the three month period ended September 30, 2010 compared to the three months ended September 30, 2009. Inventories decreased primarily due to increased sales volumes compared to the last three months of fiscal year 2009 and continuing focus on rationalizing inventory levels. Property, plant and equipment decreased due to depreciation expense exceeding capital expenditures. Intangible assets decreased due to amortization expense recognized during fiscal year 2010. The effects of foreign currency exchange rate fluctuations decreased Engine Systems’ segment assets by approximately $1,396 during fiscal year 2010.
Nonsegment assets decreased $7,834 from September 30, 2009 to September 30, 2010. Nonsegment assets include cash, income tax assets, unallocated corporate property, plant and equipment and other unallocated assets.

Other Balance Sheet Measures

	September 30,
	2010	2009
Working capital	$456,577	$434,166
Short-term borrowings	22,099	—
Total debt	465,842	572,340
Other liabilities	83,975	110,010
Total Stockholders’ equity	803,194	711,515
Working capital (current assets less current liabilities) increased by $22,411 as of September 30, 2010 compared to September 30, 2009. The increase primarily related to higher levels of accounts receivable, lower current portion of long-term debt and lower accrued liabilities, partially offset by higher levels of short-term borrowings and accounts payable.
In coordination with our customers, and when we consider the terms to be favorable to us, we sometimes transfer ownership in our accounts receivable to third parties in exchange for cash in order to accelerate collection of amounts due to us for outstanding accounts receivable, which allows us to convert working capital to cash more quickly. If such transfer of ownership is with recourse, then a short-term liability is recorded until the obligation transferred is settled.
We believe that our existing working capital and anticipated cash flows from operations will adequately support our ongoing operations.
Short-term borrowings: We have a $225,000 revolving credit facility that includes an option to increase the amount to $350,000, subject to the lenders’ participation. In addition, we have further short-term borrowing capabilities under various foreign credit facilities. We use these facilities to meet short-term funding requirements. As of September 30, 2010, we had borrowing availability of $200,685 under our $225,000 revolving credit facility, net of outstanding letters of credit, and availability of $29,774 under our foreign credit facilities. Outstanding short-term borrowings as of September 30, 2010 were used to fund short-term liquidity needs of certain of our foreign operations.
Provisions of our short-term and long-term debt agreements include covenants customary to such agreements, including certain cross-default provisions, which require us to maintain specified minimum or maximum financial measures and place limitations on various investing and financing activities. The agreements also permit the lenders to accelerate repayment requirements in the event of certain defined material adverse events. Our most restrictive covenants require us to maintain a minimum consolidated net worth, a maximum consolidated debt to consolidated operating cash flow ratio, and a maximum ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, plus any unusual non-cash charges to the extent deducted in computing net income, minus any unusual non-cash gains to the extent added in computing net income (“Debt Covenant EBITDA”). See additional discussion in Notes 11, Long-term debt, and 12, Credit facilities and short-term borrowings, to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”
Total debt, including short-term debt, and current and long-term debt decreased in the fiscal year ended September 30, 2010 due primarily to scheduled and unscheduled debt prepayments made during the fiscal year. Long-term debt of $98,000 was prepaid during the fiscal year ended September 30, 2010 and long-term debt of $69,000 was prepaid in the fiscal year ended September 30, 2009. Long-term debt of $18,425 is scheduled to be repaid in fiscal year 2011.
Other liabilities at September 30, 2010 include $25,776 for postretirement pension plans and $37,222 for other postretirement benefit plans. During fiscal year 2011, we expect our contributions to fund our various pension plans to be $6,629 and Company contributions, excluding participant contributions, to fund our other postretirement benefit plans to be $2,770.
Stockholders’ equity increased by $91,679 in the fiscal year ended September 30, 2010, primarily due to an increase in net earnings during the fiscal year, which was partially offset by $16,430 of cash payments for dividends to stockholders, a $8,120 payment to acquire the 26% noncontrolling interest in Woodward Governor India Limited, as discussed fully at Note 1, Operations and summary of significant accounting policies, of the notes to the Consolidated Financial Statements included at “Item 8 — Financial Statements and Supplementary Data”, of this Form 10-K, and acquisitions of treasury stock of $8,703.

In 2007, the Board of Directors authorized the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period ending in September 2010 (the “2007 Authorization”). On July 27, 2010, Woodward’s Board of Directors approved a new stock repurchase plan, which authorizes the repurchase by Woodward of up to $200,000 of its outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end on July 27, 2013 (the “2010 Authorization”). Concurrent with this authorization, the Board of Directors cancelled the 2007 Authorization.
In the fiscal year ending September 30, 2010, 163 shares were repurchased under the 2007 and 2010 Authorizations for $4,513. As of September 30, 2010, $196,999 remains for stock repurchase under the 2010 Authorization.
Commitments, contingencies and guarantees at September 30, 2010 include claims, pending or threatened litigation or other legal proceedings, investigations or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workers’ compensation claims, regulatory, legal or contractual disputes, product warranty claims and alleged violations of various environmental laws. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
Woodward is partially self-insured in the U.S. for healthcare and workers’ compensation up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities.
While the outcome of pending claims, legal proceedings, investigations and regulatory proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material adverse effect on our liquidity, financial condition, or results of operations.
In the event of a change in control of Woodward, as defined in change-in-control agreements with our current corporate officers, we may be required to pay termination benefits to such officers.

Cash Flows

	Year Ended September 30,
	2010	2009	2008
Net cash provided by operating activities	$184,572	$219,227	$126,023
Net cash used in investing activities	(52,132)	(714,130)	(35,909)
Net cash provided by (used in) financing activities	(128,985)	487,365	(49,573)
Effect of exchange rate changes on cash and cash equivalents	1,261	(1,432)	(2,343)

Net change in cash and cash equivalents	4,716	(8,970)	38,198
Cash and cash equivalents at beginning of period	100,863	109,833	71,635

Cash and cash equivalents at end of period	$105,579	$100,863	$109,833

2010 Cash Flows Compared to 2009
Net cash flows provided by operating activities decreased by $34,655 compared to the fiscal year ended September 30, 2009. The decrease was driven mainly by higher accounts receivable at the end of fiscal year 2010 caused by higher sales levels in the fourth fiscal quarter of fiscal year 2010 compared to the same period in fiscal year 2009.
Also, during fiscal year 2010, we made a $10,000 elective contribution to our postretirement pension plans, consistent with our history of maintaining funding levels for our employee pension plans significantly above regulatory required levels.
As credit has remained tight during the fiscal year 2010 and is expected to remain tight during fiscal year 2011 due to the conditions in the global economy, we continue to believe that adequate liquidity and cash generation will be important to the execution of our strategic initiatives. We believe the restructuring and other cost reduction actions we have taken during fiscal year 2009 and fiscal year 2010 will permit us to continue to generate adequate cash flow from operations. We also believe that this level of cash generation, together with our existing cash and available borrowings, will adequately support our operations.
Net cash flows used in investing activities decreased by $661,998 compared to the fiscal year ended September 30, 2009. During fiscal year 2009, we completed acquisitions which used $749,820 of cash. Also, in fiscal year 2009 we received proceeds of $48,000 related to the sale of the F&P product line.
During the year ended September 30, 2010 we paid $25,000 to the DOJ to settle a liability assumed in the MPC acquisition. The purchase price we paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition to account for this contingent liability, and therefore the $25,000 payment is classified as cash used for business acquisitions.
Cash paid for capital expenditures was $28,104 during the fiscal year ended September 30, 2010, compared to $28,947 during the same period last fiscal year. Future capital expenditures are expected to be funded through cash flows from operations, borrowings under our revolving credit facility and available foreign lines of credit.
Net cash flows used in financing activities increased by $616,350, to a use of $128,985 in fiscal year 2010 compared to proceeds of $487,365 in fiscal year 2009. During the fiscal year 2009, we issued $620,000 of long-term debt, which was used primarily to finance business acquisitions. During the fiscal year ended September 30, 2010, we repaid $128,420 of outstanding current and long-term debt, including unscheduled debt prepayments of $98,000. As a result of the decreases in outstanding current and long-term debt during the fiscal year ended September 30, 2010, our debt to total capitalization ratio, defined as total debt divided by total debt plus total equity, decreased to 36.7% as of September 30, 2010 compared to 44.6% as of September 30, 2009.
Also during the fiscal year ended September 30, 2010, we used $4,513 to repurchase 163 shares of our common stock on the open market at an average price of $27.71 per share as part of our previously announced stock repurchase plans. No shares of stock were repurchased during fiscal year 2009.
In April 2010, Woodward purchased the 26% noncontrolling interest in Woodward Governor India Limited, a Woodward consolidated subsidiary, for $8,120. As a result of this transaction, Woodward now owns 100% of Woodward Governor India Limited.

2009 Cash Flows Compared to 2008
Net cash flows provided by operating activities increased by $93,204 compared to fiscal year 2008, primarily due to an increase in depreciation and amortization expense resulting from the assets recorded in connection with the acquisitions of MPC, HRT, and MotoTron, and a decrease in working capital resulting from managing our accounts receivable and inventory during this difficult economic period, partially offset by a decrease in net earnings.
Net cash flows used in investing activities increased by $678,221 compared to fiscal year 2008, primarily as a result of the acquisitions of MPC, MotoTron, and HRT, partially offset by the proceeds from the sale of the F&P product line during fiscal year 2009. Capital expenditures decreased by $8,569 in fiscal year 2009 compared to fiscal year 2008.
Net cash flows provided by financing activities increased by $536,938 compared to fiscal year 2008, primarily as a result of $620,000 of debt issued to acquire MPC, MotoTron, and HRT, partially offset by payments on long-term debt and debt finance costs, as compared to fiscal year 2008.

Off-Balance Sheet Arrangements and Contractual Obligations
Contractual Obligations
A summary of our consolidated contractual obligations and commitments as of September 30, 2010 is as follows:

	Year Ending September 30,
	2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Long-term debt principal	$18,425	$18,373	$7,500	$149,375	$—	$250,000
Interest on debt obligations	25,297	24,475	23,995	17,347	17,345	33,864
Operating leases	8,150	7,029	4,576	3,929	3,432	11,690
Purchase obligations	210,653	15,948	982	29	1	—
Other	95	105	30	30	30	10,586

Total	$262,620	$65,930	$37,083	$170,710	$20,808	$306,140

Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery, and termination liability.
Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect as of September 30, 2010. See Note 11, Long-term debt, to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data” for further details on our long-term debt.
The $10,586 included in other obligations in the thereafter category represents our best reasonable estimate for uncertain tax positions at this time and may change in future periods, as the timing of the payments and whether such payments will actually be required cannot be reasonably estimated.
The above table does not reflect the following items:
•	Contributions to our retirement pension benefit plans which we estimate will total approximately $6,629 in 2011. As of September 30, 2010 our pension plans were underfunded by $25,776 based on projected benefit obligations. Statutory pension contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates.
•	Contributions to our other postretirement benefit plans which we estimate will total $2,770 in 2011. Other postretirement contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of postretirement healthcare benefits provided for covered retirees. As of September 30, 2010, our other postretirement benefit plans were underfunded by $37,222 based on projected benefit obligations.
•	Business commitments made to certain customers to perform under long-term product development projects, some of which may result in near-term financial losses. Such losses, if any, are recognized when they become likely to occur.

Guarantees and letters of credit totaling approximately $7,800 were outstanding as of September 30, 2010, some of which were secured by cash and cash equivalents at financial institutions or by Woodward line of credit facilities.
In the event of a change in control of Woodward, as defined in change-in-control agreements with our current corporate officers, we may be required to pay termination benefits to such officers.
In connection with the sale of the F&P product line during fiscal year 2009, we assigned to a subsidiary of the purchaser our rights and responsibilities related to certain contracts with the U.S. Government. We provided to the U.S. Government a customary guarantee of the obligations of the purchaser’s subsidiary under the contracts. The purchaser has agreed to indemnify us for any liability incurred with respect to the guarantee.
New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.
To understand the impact of recently issued guidance, whether adopted or be adopted, please review the information provided in our Note 2, New accounting standards, in the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we have exposures to interest rate risk from our long-term and short-term debt, and our postretirement benefit plans, and foreign currency exchange rate risk related to our foreign operations and foreign currency transactions.
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
A portion of our long and short-term debt is sensitive to changes in interest rates. As of September 30, 2010, our term loan of $71,875 and advances on our revolving credit facility of $20,401 include interest rates that fluctuate with market rates. A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate loans outstanding on September 30, 2010 would cause our annual interest expense to increase approximately $923. A hypothetical 0.60% decrease in interest rates that apply to our variable loans outstanding on September 30, 2010, which would effectively reduce the variable component of the applicable interest rates to 0%, would decrease our annual interest expense by approximately $302.
The discount rate and future return on plan asset assumptions used to calculate the funding status of our retirement benefit plans are also sensitive to changes in interest rates. The discount rate assumption used to value the defined benefit pension plans as of September 30, 2010 was 5.9% in the U.S., 4.9% in the United Kingdom, and 1.3% in other countries. The discount rate assumption used to value the other postretirement benefit plans was 5.8%.
The following information illustrates the sensitivity of the net periodic benefit cost and the projected accumulated benefit obligation to a change in the discount rate assumed. Amounts relating to foreign plans are translated at the spot rate on September 30, 2010. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in assumptions are not necessarily linear due to factors such as the 10% corridor applied to the larger of the postretirement benefit obligation or the fair market value of plan assets when determining amortization of actuarial net gains or losses.

		Increase/(Decrease) In
			2011	Post Retirement
		2011 Net	Projected	Benefit
		Periodic	Service and	Obligation as of
Assumption	Change	Benefit Cost	Interest Costs	Sept. 30, 2010
Defined benefit pension benefits:
Change in discount rate	1% increase	$(1,330)	$(441)	$(21,180)
	1% decrease	2,063	405	26,125

Other postretirement benefits:
Change in discount rate	1% increase	(332)	143	(2,985)
	1% decrease	(134)	(177)	3,471
Foreign Currency Exchange Rate Risk
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

From time to time, we will enter into a foreign currency exchange rate contracts to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. Woodward minimizes this market risk by establishing and monitoring parameters that limit the types and degree of derivative instruments. Woodward enters into derivative instruments for risk management purposes only. Woodward not does enter into or issue derivatives for trading or speculative purposes.
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
Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens. Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates. We estimate that a 10% decrease in the purchasing power of the USD against all other currencies for one full fiscal year would increase both net sales and pretax earnings by approximately 3%. We estimate that a 10% increase in the purchasing power of the USD against all other currencies for one full fiscal year would decrease sales by approximately 3% and decrease pre-tax earnings by approximately 11%.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Woodward Governor Company
Fort Collins, Colorado
We have audited the accompanying consolidated balance sheets of Woodward Governor Company and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of earnings, comprehensive earnings, cash flows, and stockholders’ equity for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Woodward Governor Company and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the non-controlling interest in a subsidiary on October 1, 2009 in accordance with Financial Accounting Standard Board codification standard ASC 810, Consolidation. As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions on October 1, 2007 in accordance with Financial Accounting Standard Board codification standard ASC 740, Income Taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
November 18, 2010

WOODWARD GOVERNOR COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended September 30,
	2010	2009	2008
		(as recast, Note 2)	(as recast, Note 2)

Net sales	$1,457,030	$1,430,125	$1,258,204
Costs and expenses:
Cost of goods sold	1,021,516	1,029,095	882,996
Selling, general and administrative expenses	135,880	128,682	115,399
Research and development costs	82,560	78,536	73,414
Amortization of intangible assets	35,114	26,120	6,830
Restructuring and other charges	—	15,159	—
Interest expense	29,385	33,629	3,834
Interest income	(509)	(1,131)	(2,120)
Other income	(2,004)	(3,081)	(4,872)
Other expense	213	640	138

Total costs and expenses	1,302,155	1,307,649	1,075,619

Earnings before income taxes	154,875	122,476	182,585
Income taxes	(43,713)	(28,060)	(60,030)

Net earnings	111,162	94,416	122,555
Earnings attributable to noncontrolling interests, net of taxes	(318)	(64)	(675)

Net earnings attributable to Woodward	$110,844	$94,352	$121,880

Comprehensive Earnings:
Comprehensive earnings attributable to Woodward	$107,057	$83,996	$119,473
Comprehensive earnings attributable to noncontrolling interests	423	9	391

Comprehensive earnings	$107,480	$84,005	$119,864

Earnings per share (Note 6):
Basic earnings per share attributable to Woodward	$1.62	$1.39	$1.80
Diluted earnings per share attributable to Woodward	$1.59	$1.37	$1.75

Weighted Average Common Shares Outstanding (Note 6):
Basic	68,472	67,891	67,564
Diluted	69,864	69,103	69,560
Cash dividends per share paid to Woodward common stockholders	$0.240	$0.240	$0.235
See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands, except per share amounts)

	Year Ended September 30,
	2010	2009	2008
		(as recast, Note 2)	(as recast, Note 2)

Comprehensive earnings attributable to Woodward:
Net earnings attributable to Woodward	$110,844	$94,352	$121,880
Other comprehensive earnings:
Foreign currency translation adjustments	(8,718)	6,098	(5,689)
Reclassification of unrealized losses on derivatives to earnings	282	237	204
(Payments for) proceeds from cash flow hedge	—	(1,308)	108
Minimum retirement benefit liability adjustment	4,409	(26,790)	3,125
Taxes on changes in other comprehensive earnings	240	11,407	(155)

Comprehensive earnings attributable to Woodward	107,057	83,996	119,473

Comprehensive earnings attributable to noncontrolling interest:
Net earnings attributable to noncontrolling interests	318	64	675
Foreign currency translation adjustments,net of tax	105	(55)	(284)

Comprehensive earnings attributable to noncontrolling interests	423	9	391

Total Comprehensive earnings	$107,480	$84,005	$119,864

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	At September 30,
	2010	2009
		(as recast, Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$105,579	$100,863
Accounts receivable, less allowance for losses of $2,228 and $2,660, respectively	248,513	209,626
Inventories	295,034	302,339
Income taxes receivable	18,170	16,302
Deferred income tax assets	33,689	45,413
Other current assets	18,157	21,701

Total current assets	719,142	696,244
Property, plant and equipment, net	193,524	208,885
Goodwill	438,594	442,802
Intangible assets, net	292,149	327,773
Deferred income tax assets	8,623	8,200
Other assets	11,201	12,518

Total assets	$1,663,233	$1,696,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$22,099	$—
Current portion of long-term debt	18,493	45,569
Accounts payable	107,468	81,108
Income taxes payable	5,453	8,084
Accrued liabilities	109,052	127,317

Total current liabilities	262,565	262,078
Long-term debt, less current portion	425,250	526,771
Deferred income tax liabilities	88,249	86,048
Other liabilities	83,975	110,010

Total liabilities	860,039	984,907

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	73,915	73,197
Accumulated other comprehensive earnings	6,342	10,129
Deferred compensation	4,888	4,904
Retained earnings	835,919	741,505

	921,170	829,841
Treasury stock at cost, 4,223 shares and 4,621 shares, respectively	(113,088)	(115,478)
Treasury stock held for deferred compensation, at cost, 356 shares and 389 shares, respectively	(4,888)	(4,904)

Total Woodward stockholders’ equity	803,194	709,459

Noncontrolling interest in consolidated subsidiary (Note 2)	—	2,056

Total stockholders’ equity	803,194	711,515

Total liabilities and stockholders’ equity	$1,663,233	$1,696,422

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2010	2009	2008
		(as recast, Note 2)	(as recast, Note 2)
Cash flows from operating activities
Net earnings	$111,162	$94,416	$122,555
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	75,616	63,948	35,450
Net (gain) loss on sales of assets	(131)	(188)	1,229
Stock-based compensation	6,686	5,499	4,588
Excess tax benefits from stock-based compensation	(5,115)	(2,695)	(15,355)
Deferred income taxes	16,358	17,233	10,960
Reclassification of unrealized losses on derivatives to earnings	282	237	204
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(40,688)	37,760	(26,470)
Inventories	5,896	52,586	(36,661)
Accounts payable and accrued liabilities	34,426	(44,834)	6,078
Current income taxes	998	(4,034)	27,089
Retirement benefit obligations	(13,672)	(3,343)	(5,146)
Other	(7,246)	2,642	1,502

Net cash provided by operating activities	184,572	219,227	126,023

Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(28,104)	(28,947)	(37,516)
Proceeds from the sale of other assets	312	16,637	1,607
Business acquisitions, net of cash acquired	(25,000)	(749,820)	—
Proceeds from disposal of Fuel & Pneumatics product line	660	48,000	—

Net cash used in investing activities	(52,132)	(714,130)	(35,909)

Cash flows from financing activities:
Cash dividends paid	(17,085)	(16,864)	(16,541)
Proceeds from sales of treasury stock	1,999	4,631	9,440
Payments for repurchases of common stock	(4,513)	(866)	(39,801)
Excess tax benefits from stock compensation	5,115	2,695	15,355
Purchase of noncontrolling interest	(8,120)	—	—
Proceeds from issuance of long-term debt	—	620,000	—
Borrowings on revolving lines of credit and short-term borrowings	106,019	145,702	45,791
Payments on revolving lines of credit and short-term borrowings	(83,980)	(149,731)	(47,256)
Payments of long-term debt	(128,420)	(92,392)	(16,257)
Payments of long-term debt assumed in MPC acquisition	—	(18,610)	—
Proceeds from (payment for) cash flow hedge	—	(1,308)	108
Debt issuance costs	—	(5,892)	(412)

Net cash provided by (used in) financing activities	(128,985)	487,365	(49,573)

Effect of exchange rate changes on cash and cash equivalents	1,261	(1,432)	(2,343)

Net change in cash and cash equivalents	4,716	(8,970)	38,198

Cash and cash equivalents at beginning of period	100,863	109,833	71,635

Cash and cash equivalents at end of period	$105,579	$100,863	$109,833

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Number of shares				Stockholders’ equity
							Accumulated other comprehensive earnings
										Total
				Treasury			Foreign	Unrealized	Minimum	accumulated				Treasury	Noncontrolling
				stock held for		Additional	currency	derivative	retirement	other			Treasury	stock held for	interest in	Total
	Preferred	Common	Treasury	deferred	Common	paid-in	translation	gains	benefit liability	comprehensive	Deferred	Retained	stock at	deferred	consolidated	stockholders’
	stock	stock	stock	compensation	stock	capital	adjustments	(losses)	adjustments	earnings	compensaton	earnings	cost	compensation	subsidiary	equity

Balances as of October 1, 2007	—	72,960	(5,231)	(430)	$106	$48,641	$27,496	$(331)	$(4,273)	$22,892	$4,752	$565,136	$(92,462)	$(4,752)	$2,900	$547,213
Net earnings	—	—	—	—	—	—	—	—	—	—	—	121,880	—	—	675	122,555
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(15,872)	—	—	(669)	(16,541)
Impact of implementing authoritative guidance on uncertain tax positions	—	—	—	—	—	—	—	—	—	—	—	(7,702)	—	—	—	(7,702)
Purchases of Treasury Stock	—	—	(1,384)	—	—	—	—	—	—	—	—	—	(39,801)	—	—	(39,801)
Sale of Treasury Stock	—	—	1,330	—	—	(628)	—	—	—	—	—	—	9,323	—	—	8,695
Tax benefit attributable to exercise of stock options	—	—	—	—	—	15,355	—	—	—	—	—	—	—	—	—	15,355
Stock-based compensation	—	—	—	—	—	4,588	—	—	—	—	—	—	—	—	—	4,588
Purchase of stock by deferred compensation plan	—	—	24	(27)	—	564	—	—	—	—	841	—	181	(841)	—	745
Distribution of stock from deferred compensation plan	—	—	—	53	—	—	—	—	—	—	(310)	—	—	310	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(5,689)	—	—	(5,689)	—	—	—	—	(446)	(6,135)
Reclassification of unrecognized derivative losses (gains) to earnings	—	—	—	—	—	—	—	204	—	204	—	—	—	—	—	204
Realized gain on cash flow hedge	—	—	—	—	—	—	—	108	—	108	—	—	—	—	—	108
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	3,125	3,125	—	—	—	—	—	3,125
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	1,902	(118)	(1,939)	(155)	—	—	—	—	162	7

Balances as of September 30, 2008	—	72,960	(5,261)	(404)	106	68,520	23,709	(137)	(3,087)	20,485	5,283	663,442	(122,759)	(5,283)	2,622	632,416

Net earnings	—	—	—	—	—	—	—	—	—	—	—	94,352	—	—	64	94,416
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(16,289)	—	—	(575)	(16,864)
Purchases of Treasury Stock	—	—	(42)	—	—	—	—	—	—	—	—	—	(866)	—	—	(866)
Sale of Treasury Stock	—	—	647	—	—	(3,821)	—	—	—	—	—	—	7,778	—	—	3,957
Tax benefit attributable to exercise of stock options	—	—	—	—	—	2,695	—	—	—	—	—	—	—	—	—	2,695
Stock-based compensation	—	—	—	—	—	5,499	—	—	—	—	—	—	—	—	—	5,499
Purchase of stock by deferred compensation plan	—	—	35	(38)	—	304	—	—	—	—	96	—	369	(96)	—	673
Distribution of stock from deferred compensation plan	—	—	—	53	—	—	—	—	—	—	(475)	—	—	475	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	6,098	—	—	6,098	—	—	—	—	(87)	6,011
Reclassification of unrecognized losses (gains) to earnings	—	—	—	—	—	—	—	237	—	237	—	—	—	—	—	237
Realized loss on cash flow hedge	—	—	—	—	—	—	—	(1,308)	—	(1,308)	—	—	—	—	—	(1,308)
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(26,790)	(26,790)	—	—	—	—	—	(26,790)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	(343)	407	11,343	11,407	—	—	—	—	32	11,439

Balances as of September 30, 2009	—	72,960	(4,621)	(389)	106	73,197	29,464	(801)	(18,534)	10,129	4,904	741,505	(115,478)	(4,904)	2,056	711,515

Net earnings	—	—	—	—	—	—	—	—	—	—	—	110,844	—	—	318	111,162
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(16,430)	—	—	(655)	(17,085)
Purchases of Treasury Stock	—	—	(307)	—	—	—	—	—	—	—	—	—	(8,703)	—	—	(8,703)
Sale of Treasury Stock	—	—	702	—	—	(4,929)	—	—	—	—	—	—	11,049	—	—	6,120
Purchase of noncontrolling interest	—	—	—	—	—	(6,180)	(116)	—	—	(116)	—	—	—	—	(1,824)	(8,120)
Tax benefit attributable to exercise of stock options	—	—	—	—	—	5,115	—	—	—	—	—	—	—	—	—	5,115
Stock-based compensation	—	—	—	—	—	6,686	—	—	—	—	—	—	—	—	—	6,686
Purchase of stock by deferred compensation plan	—	—	3	(3)	—	26	—	—	—	—	169	—	44	(169)	—	70
Distribution of stock from deferred compensation plan	—	—	—	36	—	—	—	—	—	—	(185)	—	—	185	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(8,602)	—	—	(8,602)	—	—	—	—	163	(8,439)
Reclassification of unrecognized losses (gains) to earnings	—	—	—	—	—	—	—	282	—	282	—	—	—	—	—	282
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	4,409	4,409	—	—	—	—	—	4,409
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	2,406	(108)	(2,058)	240	—	—	—	—	(58)	182

Balances as of September 30, 2010	—	72,960	(4,223)	(356)	$106	$73,915	$23,152	$(627)	$(16,183)	$6,342	$4,888	$835,919	$(113,088)	$(4,888)	$—	$803,194

See accompanying Notes to Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements
(amounts in thousands, except per share)
Note 1. Operations and summary of significant accounting policies
Basis of presentation
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Woodward Governor Company and its subsidiaries (collectively “Woodward”, “the Company”). The Consolidated Balance Sheet as of September 30, 2009 and the related Consolidated Statements of Earnings and Comprehensive Earnings, Stockholders’ Equity, and Cash Flows for each of the two fiscal years in the period ended September 30, 2009 were adjusted to reflect the October 1, 2009 adoption of authoritative guidance relative to accounting and reporting standards for the noncontrolling interest in a subsidiary and authoritative guidance relative to inclusion of participating securities in the calculation of earnings per share, as discussed in Note 2, New accounting standards. Dollar amounts contained in these Consolidated Financial Statements are in thousands, except per share amounts.
Nature of operations
Woodward is a global leader in energy control within the aerospace & defense and energy markets that it serves. Woodward designs, produces and services components and integrated systems that manage and control the energy of fluid movement, motion, combustion and electricity. The Company’s prices, technology, quality, and customer service allow it to compete effectively within dozens of unique aerospace and energy market niches and against various other manufacturers, including the in-house operations of certain OEMs. Examples of our market niches include motors for moving aircraft flight surfaces, fuel pumps for large diesel engines, and fuel nozzles for industrial gas turbines.
Woodward serves two significant markets — the aerospace & defense market and the energy market — served by its four operating business segments — Turbine Systems, Airframe Systems, Electrical Power Systems, and Engine Systems. Woodward uses segment information internally to manage our business, including the assessment of business segment performance and making decisions on the allocation of resources between segments.
Turbine Systems — The Turbine Systems segment develops and manufactures systems and components that provide energy control and optimization solutions for commercial and military aircraft propulsion applications, including fuel and combustion systems for turbine engines in our aerospace markets, and for the industrial gas and steam turbines in our energy markets.
Airframe Systems — The Airframe Systems segment develops and manufactures high-performance cockpit, electromechanical and hydraulic motion control systems, and mission-critical actuation systems and controls, including actuators, hydraulic motors, gears and sensors. These systems and controls are used in commercial and military fixed wing and rotary aircraft, combat vehicles and weapons systems, including guided weapons, and electro-optical targeting and motion suppression systems programs for combat vehicles.
Electrical Power Systems — The Electrical Power Systems segment develops and manufactures systems and components that provide power sensing and energy control management. These systems and components improve the security, quality, reliability, and availability of power generation and electrical power networks for industrial markets, which include the power generation, power distribution, and power conversion industries.
Engine Systems — The Engine Systems segment develops and manufactures systems and components that provide energy control and optimization solutions for the industrial reciprocating engine markets, which include power generation, transportation, and process industries.
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

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
On August 10, 2009, Woodward HRT sold the Fuel and Pneumatics product line (the “F&P product line”) acquired in April 2009 by Woodward as part of the HRT acquisition.
Additional information about the acquisitions of MPC and HRT and the sale of the F&P product line is included in Note 4, Business acquisitions and dispositions.
Summary of significant accounting policies
Principles of consolidation: These Consolidated Financial Statements are prepared in accordance with U.S. GAAP and include the accounts of Woodward and its majority-owned subsidiaries. Transactions within and between these companies are eliminated.
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
Foreign currency exchange rates: The assets and liabilities of substantially all subsidiaries outside the U.S. are translated at fiscal year-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings as a separate component of stockholders’ equity and are presented net of tax effects in the Consolidated Statements of Stockholders’ Equity. The effects of changes in foreign currency exchange rates on loans between consolidated subsidiaries that are not expected to be repaid in the foreseeable future are also accumulated with other comprehensive earnings, net of tax.
The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and the assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies. Selling, general, and administrative expenses include net foreign currency transaction gains of $425 in 2010, $251 in 2009 and net foreign currency transaction losses of $1,454 in 2008.
Revenue recognition: Woodward recognizes revenue upon shipment or delivery of tangible products for sale. Delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risks and rewards of ownership. In countries whose laws provide for retention of some form of title by sellers, enabling recovery of goods in the event of customer default on payment, product delivery is considered to have occurred when the customer has assumed the risks and rewards of ownership of the products.
Occasionally, Woodward transfers title of product to customers, but retains substantive performance obligations such as completion of product testing, customer acceptance or in some instances regulatory acceptance. Revenue is deferred until the performance obligations are satisfied.
Woodward provides certain development services to customers under fully funded, partially funded and unfunded long and short-term development contracts. Revenue for such contracts is recognized using the percentage-of-completion, milestone method or completed contract method. Funded development contracts may be fixed price or cost-reimbursable contracts. Anticipated losses on fully funded contracts, if any, are recognized in the period in which the losses become probable and estimable.
Certain Woodward products include incidental software or firmware essential to the performance of the product as designed which are treated as units of accounting associated with the related tangible product with which the software is included. Woodward does not sell software on a standalone basis, although software upgrades, if any, are generally paid for by the customer.
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

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Stock-based compensation: Compensation cost relating to stock-based payment awards made to employees and directors is recognized in the financial statements using a fair value method. Non-qualified stock option awards and restricted stock awards are issued under Woodward’s stock-based compensation plans. Woodward measures for the cost of such awards, measured at the grant date, based on the estimated fair value of the award.
Forfeitures are estimated at the time of each grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on Woodward’s historical rates of forfeitures and is updated periodically. The portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, which is generally the vesting period of the awards.
Shipping and handling costs: Product freight costs are included in cost of goods sold. Freight costs charged to customers are included in net sales.
Advertising costs: Woodward expenses all advertising costs as incurred and they are classified within selling, general, and administrative expenses. Advertising costs were not material for all fiscal years presented.
Research and development costs: Expenditures related to new product development activities in excess of fully and partially funded development contract amounts, if applicable, are expensed when incurred and are separately reported in the Consolidated Statements of Earnings and Comprehensive Earnings.
Restructuring and other charges: Restructuring charges related to workforce management were recognized as expense in March 2009. Non-cash charges for impairment of a vacated facility were recognized as expense in fiscal year 2009. Restructuring charges related to 2009 business acquisitions, including items such as costs associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of certain contracts, are recognized as a liability as of the acquisition date. Adjustments to the initial estimate determined within the allocation period, which is generally not more than one year, are treated as an adjustment to the liabilities recorded in the acquisitions. Adjustments to the initial estimate determined after the allocation period are included in the determination of net earnings in the period in which the adjustment is identified.
A summary of the activity in accrued restructuring charges during the fiscal years ended September 30, 2010 and 2009 can be found at Note 14, Accrued Liabilities.
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
Accounts receivable: Almost all Woodward’s sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced. In the normal course of business, not all accounts receivable are collected and, therefore, an allowance for losses of accounts receivable is provided equal to the amount that Woodward believes ultimately will not be collected. Customer-specific information is considered related to delinquent accounts, past loss experience, and current economic conditions in establishing the amount of its allowance. Accounts receivable losses are deducted from the allowance and the related accounts receivable balances are written off when the receivables are deemed uncollectible. Recoveries of accounts receivable previously written off are recognized when received.
In coordination with its customers and when terms are considered favorable to Woodward, Woodward sometimes transfers ownership, to collect amounts due to Woodward for outstanding accounts receivable to third parties in exchange for cash. If such transfer of ownership is with recourse, then a short-term liability is recorded until the obligation transferred is settled.
Inventories: Inventories are valued at the lower of cost or market, with cost generally being determined using methods that approximate a first-in, first-out basis. Cost of HRT and MPC inventories are determined on a standard cost and average cost basis, respectively, which approximates the first-in, first-out basis.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.
Customer deposits are recorded against inventory when the right of offset exists. All other customer deposits are recorded in accrued liabilities.
Property, plant, and equipment: Property, plant, and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets. Assets are generally depreciated using the straight-line method. Certain buildings and improvements are depreciated using the declining-balance method. Assets are tested for recoverability whenever events or circumstances indicate the carrying value may not be recoverable.
Estimated lives over which fixed assets are generally depreciated at September 30, 2010 were as follows:

Buildings and improvements	5-40	years
Machinery and equipment	3-15	years
Purchase accounting: Business combinations are accounted for using the purchase method of accounting. Under the purchase method, assets and liabilities, including intangible assets, are recorded at their fair values as of the acquisition date. Acquisition costs in excess of amounts assigned to assets acquired and liabilities assumed are recorded as goodwill.
Goodwill: Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Woodward compares the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal year 2010, fiscal year 2009, or fiscal year 2008.
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
Estimated lives over which intangible assets are amortized at September 30, 2010 were as follows:

Customer relationships	10-30	years
Intellectual property	10-17	years
Process technology	8-30	years
Other	2-15	years
Impairment of long-lived assets: Woodward reviews the carrying value of its long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value. There was no impairment charge recorded in fiscal year 2010, fiscal year 2009, or fiscal year 2008.
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

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
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
Noncontrolling interests: On October 1, 2009, the Company adopted new guidance which requires, among other things, noncontrolling interests be accounted for as a separate component of equity and that all transactions between the Company and the noncontrolling interest be accounted for as equity transactions. The adoption of this authoritative guidance is discussed in Note 2, New accounting standards.
In April 2010, the Company purchased the 26% noncontrolling interest in Woodward Governor India Limited, a Woodward consolidated subsidiary, for $8,120. As a result of this transaction, Woodward now owns 100% of Woodward Governor India and there are no other noncontrolling interests in Woodward consolidated subsidiaries.
The following is a summary of the effects of Woodward’s purchase of the remaining 26% noncontrolling interest in Woodward Governor India Limited on Woodward’s stockholders’ equity:

	Year Ended September 30,
	2010	2009	2008
Net earnings attributable to Woodward	$110,844	$94,352	$121,880
Decrease in Woodward’s additional paid-in capital related to purchase of noncontrolling interest	(6,180)	—	—

Change from net earnings attributable to Woodward and transfers to noncontrolling interest	$104,664	$94,352	$121,880

Deferred compensation: The Company maintains a deferred compensation plan or “rabbi trust” as part of its overall compensation package for certain employees.
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
From time to time, Woodward will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date. In September 2010, Woodward entered into a foreign currency exchange rate contract to purchase €39,000 for approximately $52,549 in early December 2010 (the “2010 Foreign Currency Hedge”). In fiscal year 2009, the Company entered into a foreign currency exchange contract to purchase €7,900 for approximately $11,662 in early October 2009 (the “2009 Foreign Currency Hedge”). The objective of both these derivative instruments, which were not designated as accounting hedges, was to limit the risk of foreign currency fluctuations on certain short-term intercompany loan balances.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
The Company has recorded the 2010 Foreign Currency Hedge and the 2009 Foreign Currency Hedge on the balance sheet at fair value as of September 30, 2010 and 2009, respectively. An unrealized gain on the 2010 Foreign Currency Hedge of approximately $579 was recorded to other income for the fiscal year ended September 30, 2010. The unrealized loss on the 2009 Foreign Currency Hedge of approximately $173 was recorded to other expense for the fiscal year ended September 30, 2009. A loss of $71 was realized on the 2009 Foreign Currency Hedge in October 2010.
Postretirement benefits: The Company provides various benefits to certain current and former employees through defined benefit plans and postretirement medical benefit plans. For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions. Changes in net periodic expense and funding status may occur in the future due to changes in these assumptions. The funded status of defined pension and postretirement plans recognized in the statement of financial position is measured as the difference between the fair market value of the plan assets and the benefit obligation. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health care plan, the benefit obligation is the accumulated benefit obligation. Any over-funded status is recognized as an asset and any underfunded status is recognized as a liability.
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
Stockholders’ equity: In September 2007, the Board of Directors authorized the repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in September 2010 (the “2007 Authorization”). Woodward purchased a total of $1,515, $0 and $31,925 of its common stock under the 2007 Authorization in fiscal year 2010, fiscal year 2009 and fiscal year 2008, respectively.
In July 2010, the Board of Directors cancelled the 2007 Authorization and approved a new stock repurchase plan which authorizes the repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013 (the “2010 Authorization”). Woodward purchased a total of $2,998 of its common stock under the 2010 Authorization in fiscal year 2010.
Reclassifications: The fiscal year 2009 and fiscal year 2008 statements of cash flows have been adjusted to conform to the fiscal year 2010 presentation.
Note 2. New accounting standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, Woodward believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Consolidated Financial Statements upon adoption.
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
In addition, ASC 805 requires that adjustments of certain income tax balances related to acquired tax assets and assumed tax liabilities, including those acquired prior to the adoption of ASC 805, be reported as an increase or decrease to income tax expense. Accordingly, Woodward has recorded adjustments of certain income tax balances under the revised authoritative guidance beginning October 1, 2009. These adjustments were not significant.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which has been codified into ASC 810, “Consolidation.” The guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported in the Consolidated Balance Sheets within stockholders’ equity, but separate from the parent’s stockholders’ equity. This guidance also requires consolidated net earnings and comprehensive earnings to include the amounts attributable to both the parent and the noncontrolling interest. Woodward adopted this guidance effective October 1, 2009. Woodward was required to apply this guidance prospectively for fiscal years and interim periods within those fiscal years beginning in fiscal year 2010, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. Accordingly, the following have been retrospectively adjusted: the Consolidated Statement of Earnings and Statement of Comprehensive Earnings for the fiscal years ended September 30, 2009 and September 30, 2008, the Consolidated Balance Sheet as of September 30, 2009, the Consolidated Statement of Cash Flows for the fiscal years ended September 30, 2009 and September 30, 2008, the Consolidated Statement of Stockholders’ Equity for the fiscal years ended September 30, 2009 and September 30, 2008, pro forma results for the fiscal year ended September 30, 2009 as presented in Note 4, Business acquisitions and dispositions, earnings before income taxes by geographical area for the fiscal years ended September 30, 2009 and September 30, 2008 and the effective tax rate for the fiscal year ended September 30, 2009 as presented in Note 5, Income Taxes, segment information at and for the fiscal year ended September 30, 2009 and September 30, 2008 as presented in Note 20, Segment information, and supplementary unaudited quarterly financial data and quarterly segment information for the 2009 fiscal quarters as presented at Note 21, Supplementary financial data (Unaudited). In accordance with the authoritative guidance, Woodward’s Consolidated Financial Statements have been recast from amounts previously reported as follows:

	As of September 30,
	2009		2008
	As previously		As previously
	reported	As recast	reported	As recast
Balance sheet:
Total assets	$1,696,422	$1,696,422	$927,017	$927,017

Total liabilities	$987,184	$984,907	$297,389	$294,601
Total stockholders’ equity	709,238	711,515	629,628	632,416

Total liabilities and stockholders’ equity	$1,696,422	$1,696,422	$927,017	$927,017

Statements of stockholders’ equity:
Preferred stock	$—	$—	$—	$—
Common stock	106	106	106	106
Additional paid-in capital	73,197	73,197	68,520	68,520
Accumulated other comprehensive earnings	9,908	10,129	20,319	20,485
Deferred compensation	4,904	4,904	5,283	5,283
Retained earnings	741,505	741,505	663,442	663,442
Treasury Stock	(120,382)	(120,382)	(128,042)	(128,042)

Total Woodward stockholders’ equity	709,238	709,459	629,628	629,794
Noncontrolling interest in consolidated subsidiary	—	2,056	—	2,622

Total stockholders’ equity	$709,238	$711,515	$629,628	$632,416

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)

	For the year ended September 30,
	2009		2008
	As previously		As previously
	reported	As recast	reported	As recast
Statements of earnings and comprehensive earnings:
Net sales	$1,430,125	$1,430,125	$1,258,204	$1,258,204
Total costs and expenses	1,307,713	1,307,649	1,076,294	1,075,619

Earnings before income taxes	122,412	122,476	181,910	182,585
Income taxes	(28,060)	(28,060)	(60,030)	(60,030)

Net earnings	94,352	94,416	121,880	122,555
Net earnings attributable to noncontrolling interests	—	(64)	—	(675)

Net earnings attributable to Woodward	$94,352	$94,352	$121,880	$121,880

Comprehensive earnings attributable to Woodward	$83,941	$83,996	$119,189	$119,473
Comp. earnings attributable to noncontrolling interests	—	9	—	391

Comprehensive earnings	$83,941	$84,005	$119,189	$119,864

Earnings per share attributable to Woodward:
Basic	$1.39	$1.39	$1.80	$1.80
Diluted	$1.37	$1.37	$1.75	$1.75

Statements of cash flows:
Cash flows provided by operating activities	$218,652	$219,227	$125,354	$126,023
Cash used in investing activities	(714,130)	(714,130)	(35,909)	(35,909)
Cash provided by (used in) financing activities	487,940	487,365	(48,904)	(49,573)
Effect of exchange rate changes on cash and cash equivalents	(1,432)	(1,432)	(2,343)	(2,343)

Net change in cash and cash equivalents	$(8,970)	$(8,970)	$38,198	$38,198

In April 2010, Woodward purchased the remaining 26% noncontrolling interest in Woodward Governor India Limited, a Woodward consolidated subsidiary, for $8,120. As of September 30, 2010, Woodward now owns 100% of Woodward Governor India Limited. Woodward has no other noncontrolling interests.
In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1 (“FSP EITF 03-6-1”), which has been codified into ASC 260, “Earnings per Share.” This guidance addresses whether securities granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. This guidance became effective for Woodward on October 1, 2009. Upon the adoption of this guidance, all outstanding shares of restricted stock, which are participating securities, are considered in the calculation of both the basic and fully diluted earnings per share calculations in these Consolidated Financial Statements. Because the effects of this change are required to be applied retrospectively, the historical earnings per share presented in the Consolidated Statements of Earnings and Comprehensive Earnings and in Note 6, Earnings per share have been recast to reflect the retrospective application of this guidance. The earnings per share calculations were impacted by the inclusion of 70 shares of restricted stock outstanding as of September 30, 2009.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which has been codified into ASC 715, “Compensation — Retirement Benefits.” This guidance requires employers to provide additional disclosures. This guidance became effective for Woodward on October 1, 2009. The required disclosures have been presented in Note 16, Retirement benefits, of Woodward’s Consolidated Financial Statements for the fiscal year ended September 30, 2010. Upon initial application, this guidance was not required to be applied to earlier periods presented for comparative purposes.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements.” ASU 2009-13 and ASU 2009-14 are required to be adopted concurrently in fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for Woodward).
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
In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions, and requires certain disclosures regarding the use of the milestone method. The required disclosures must be provided for fiscal years beginning on or after June 15, 2010 and for interim periods within those fiscal years (fiscal year 2011 for Woodward).

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
ASU 2009-13, ASU 2009-14 and ASU 2010-17 were adopted by Woodward on October 1, 2010 and did not have a material impact on Woodward’s Consolidated Financial Statements.
Note 3. Supplemental statement of cash flows information
Supplemental cash flow information follows:

	Year Ended September 30,
	2010	2009	2008
Interest paid	$28,317	$20,479	$4,216
Income taxes paid	41,533	21,875	33,735
Income tax refunds received	10,867	2,825	13,579

Non-cash investing and financing activities:
Long-term debt assumed in business acquisition	—	18,610	—
Purchases of property, plant and equipment on account	2,270	3,880	3,583
Sales of assets on account	—	760	433
Equity investment funded by transfer of property, plant and equipment	—	165	—
Cashless exercise of stock options	4,190	—	—
MPC Products, one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the Department of Justice (“DOJ”) regarding certain of its government contract pricing practices prior to June 2005. In fiscal year 2010, MPC Products settled the criminal and civil claims related to the DOJ’s investigation and paid $25,000 in compensation and fines. The purchase price Woodward paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above. Payment of this amount during the fiscal year ended September 30, 2010 is reflected as an investing activity in the Consolidated Statement of Cash Flows.
Note 4. Business acquisitions and dispositions
Woodward has recorded the acquisitions described below using the purchase method of accounting and, accordingly, has included the results of operations of the acquired businesses in its consolidated results as of the date of each acquisition. In accordance with authoritative accounting guidance for business combinations in effect during Woodward’s fiscal year 2009, the respective purchase prices for these acquisitions are allocated to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess purchase price over the respective fair values of assets is recorded as goodwill. Goodwill is not amortized under U.S. GAAP but is tested for impairment at least annually (See Note 9. Goodwill). The goodwill resulting from the MPC and MotoTron Corporation (“MotoTron”) acquisitions is not tax deductible, while the goodwill resulting from the HRT acquisition is tax deductible. The purchase price allocation period has closed for MPC, MotoTron and HRT.
MPC acquisition
On October 1, 2008, Woodward acquired all of the outstanding stock of Techni-Core and all of the outstanding stock of MPC Products not owned by Techni-Core for approximately $370,437. The purchase price, less approximately $18,610 of assumed outstanding debt, is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows. Woodward paid cash at closing of approximately $334,702, a portion of which was used to repay outstanding debt of MPC in an aggregate amount equal to approximately $18,610. In addition, contractual change of control payments totaling $32,175 were made to certain MPC employees during October 2008 as a result of employment agreements in place prior to the acquisition. Direct transaction costs include investment banking, legal, and accounting fees and other external costs directly related to the acquisition.
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

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
The purchase price of the MPC acquisition is as follows:

Cash paid to owners	$316,092
Long-term debt repaid	18,610
Contractual change in control obligations	32,175
Direct transaction costs	3,560

Total purchase price	$370,437

At the time of the acquisition of MPC, MPC Products was subject to an investigation by the U.S. Department of Justice (the “DOJ”) regarding certain of its pre-2005 government contract pricing practices and related administrative actions by the U.S. Department of Defense (the “DOD”). In October 2009, MPC Products reached an agreement with the DOJ to resolve the criminal and civil claims, whereby MPC Products paid $25,000 in compensation and fines. Payments associated with this pre-acquisition contingency were incremental to the estimated MPC purchase price above. The purchase price paid by Woodward in connection with the MPC acquisition, as shown above, was reduced by $25,000 at closing to reflect this contingency.
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
The results of MPC’s operations are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings beginning October 1, 2008.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
MotoTron acquisition
On October 6, 2008, Woodward acquired MotoTron and the intellectual property assets owned by its parent company, Brunswick Corporation, which were used in connection with the MotoTron business for approximately $17,237. The purchase price is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows. The Company paid cash at closing of $17,000. In January 2009, Woodward received $29 related to working capital adjustments typical in such transactions. The working capital adjustment amount is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows.
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
The results of MotoTron’s operations are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings as of October 6, 2008. If the MotoTron acquisition had been completed on October 1, 2008, Woodward’s net sales and net earnings for the fiscal year ended September 30, 2009 would not have been materially different from amounts reported in the Consolidated Statements of Earnings and Comprehensive Earnings.
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
The purchase price of the HRT acquisition is as follows:

Cash paid to owners	$377,660
Cash acquired	(11)
Direct transaction costs	3,100

Total purchase price	$380,749

During the first six months of fiscal year 2010, the estimated fair values of the acquired current assets were increased by $1,234, the accrued restructuring charges were increased by $1,834, and other current liabilities were decreased by $2,660 to reflect updated estimates of fair values of assets acquired and liabilities assumed as of April 3, 2009.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
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
HRT’s favorable lease contracts relate to a facility that Woodward has determined will be vacated in calendar year 2011, when the unamortized cost of the asset is expected to be $1,050. This amount is included in the accrued restructuring charges assumed in connection with the HRT acquisition.
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
The results of HRT’s operations are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings as of April 3, 2009.
On August 10, 2009, Woodward HRT sold the F&P product line, for $48,000. During 2010, Woodward received an additional $660 related to working capital adjustments typical in such transactions. The working capital adjustment amount is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows. The F&P product line provided a variety of off-turbine fuel management and pneumatic actuation components to producers of military and commercial aircraft and helicopters, as well as their suppliers. Woodward’s 2009 results of operations include approximately $9,620 of sales and $3,897 of pre-tax earnings from the F&P product line for the period April 3, 2009 to August 10, 2009. There was no gain or loss on disposal of the F&P product line.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Pro forma results for Woodward giving effect to the HRT acquisitions
The following unaudited pro forma financial information presents the combined results of operations of Woodward and HRT as if the acquisition had occurred as of the beginning of fiscal year 2009. No pro forma adjustments have been made for MPC as it was acquired by Woodward on October 1, 2008 and the results of MPC’s operations are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings beginning October 1, 2008. No pro forma adjustment have been made for MotoTron as it was acquired on October 6, 2008 and the results of MotoTron’s operations are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings as of October 6, 2008. If the MotoTron acquisition had been completed on October 1, 2008, Woodward’s net sales and net earnings for the fiscal year ended September 30, 2009 would not have been materially different from the amounts reported in the Consolidated Statements of Earnings and Comprehensive Earnings for the fiscal year ended September 30, 2009. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the HRT acquisition and related borrowings had taken place at the beginning of the fiscal year 2009. The unaudited pro forma financial information for the fiscal year ended September 30, 2009 includes the historical results of Woodward, including the post-acquisition results of HRT since April 3, 2009 and the historical results of HRT for the approximately six months ended April 2, 2009. No pro forma financial information is provided for the fiscal year ended September 30, 2010 as a full fiscal year of post-acquisition results of operations of MPC, MotoTron and HRT were included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings.
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
The unaudited pro forma results follow for the fiscal year ended September 30, 2009:

	As reported	Pro forma

Revenue	$1,430,125	$1,532,181
Net earnings attributable to Woodward	94,352	93,144
Earnings per share:
Basic earnings per share attributable to Woodward	$1.39	$1.37
Diluted earnings per share attributable to Woodward	1.37	1.35
Note 5. Income taxes
Income taxes consisted of the following:

	Year Ended September 30,
	2010	2009	2008
Current:
Federal	$9,818	$(8,006)	$26,689
State	5,600	2,042	4,080
Foreign	13,112	18,441	17,583
Deferred
Federal	13,789	16,436	7,039
State	1,681	848	298
Foreign	(287)	(1,701)	4,341

	$43,713	$28,060	$60,030

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2010	2009	2008
United States	$103,771	$62,766	$96,934
Germany	27,920	33,396	46,239
Other countries	23,184	26,314	39,412

	$154,875	$122,476	$182,585

Deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	At September 30,
	2010	2009
Deferred tax assets:
Retirement healthcare and early retirement benefits	$13,176	$15,249
Foreign operating loss carryforwards	2,245	2,969
Inventory	13,425	15,531
Purchase accounting reserves	—	13,234
Deferred compensation	12,293	10,289
Defined benefit pension	2,943	7,300
Other	27,581	20,798
Valuation allowance	(96)	(132)

Total deferred tax assets, net of valuation allowance	71,567	85,238

Deferred tax liabilities:
Goodwill and intangibles — net	(96,267)	(95,885)
Other	(21,237)	(21,788)

Total deferred tax liabilities	(117,504)	(117,673)

Net deferred tax liabilities	$(45,937)	$(32,435)

The foreign net operating loss carryforwards as of September 30, 2010, may be carried forward indefinitely.
At September 30, 2010, Woodward has not provided for taxes on undistributed foreign earnings of $77,767 that it considers permanently reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward, or if it sells its stock in the subsidiaries. However, the Company believes that foreign tax credits would largely offset any income tax that might otherwise be due.
The changes in the valuation allowance were as follows:

	Year Ended September 30,
	2010	2009	2008
Beginning balance	$(132)	$(129)	$(2,596)
Change in valuation allowance that existed at the beginning of the year	—	—	2,689
Current activity related to deferred items	36	(3)	(222)
Foreign net operating loss carryforward	—	—	—

Ending balance	$(96)	$(132)	$(129)

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming Woodward’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment. In fiscal year 2008, additional objective evidence became available regarding earnings in tax jurisdictions that had unexpired net operating loss carryforwards that affected Woodward’s judgment about the valuation allowance that existed at the beginning of the fiscal year.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
The foreign net operating loss carryforward amount in the preceding table includes the translation effects of changes in foreign currency exchange rates.
The reasons for the differences between Woodward’s effective income tax rate and the United States statutory federal income tax rate were as follows:

	Year Ended September 30,
Percent of pretax earnings	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
Adjustments of the beginning-of-year balance of valuation allowances for deferred tax assets	—	—	(1.5)
State income taxes, net of federal tax benefit	2.4	1.5	1.5
Foreign tax rate differences	(1.4)	(2.1)	—
Dividends on stock shares allocated to retirement savings plans	(0.4)	(0.5)	(0.4)
Research credit	(0.5)	(3.1)	(0.3)
Retroactive extension of research credit	—	(1.7)	—
Adjustment of tax issues for previous periods and audit settlements	(5.9)	(6.6)	(1.2)
Other items, net	(1.0)	0.4	(0.2)

Effective tax rate	28.2%	22.9%	32.9%

The changes in estimate of taxes for previous periods are primarily related to the favorable resolution of certain tax matters. There were favorable resolutions of tax matters of $4,667, $6,846 and $2,472 in the fiscal years ended September 30, 2010, September 30, 2009 and September 30, 2008.
During the fiscal year ended September 30, 2010, the Internal Revenue Service concluded an examination of Woodward’s U.S. Federal income tax returns for fiscal years 2007 and 2008. Also during the fiscal year ended September 30, 2010, Woodward completed certain internal revaluation assessments and certain statutes of limitations expired. As a result, Woodward reduced its liability for unrecognized tax benefits during the fiscal year ended September, 2010 by a net favorable amount of $6,784.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of September 30, 2010 is as follows:

Balance, September 30, 2007	$20,509
Tax positions related to the current year	5,819
Tax positions related to prior years	(74)
Lapse of applicable statute of limitations	(3,678)

Balance, September 30, 2008	22,576
Tax positions related to the current year	1,431
Tax positions related to prior years	(556)
Lapse of applicable statute of limitations	(3,668)

Balance, September 30, 2009	19,783
Tax positions related to the current year	1,734
Tax positions related to prior years	(7,320)
Lapse of applicable statute of limitations	(3,611)

Balance, September 30, 2010	$10,586

The amounts of unrecognized tax benefits that would impact Woodward’s effective tax rate if recognized, net of expected offsetting adjustments, were $8,720 at September 30, 2010 and $15,550 at September 30, 2009. At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,304 in the next twelve months due primarily to the expiration of certain statutes of limitations. Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $1,431 as of September 30, 2010 and $3,804 as of September 30, 2009.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Woodward’s tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2003 and forward. Woodward has been subject to U.S. Federal income tax examinations for fiscal years through 2008; however, certain subsidiaries have open tax years back to 2007, which pre-dates the inclusion of these subsidiaries in the Woodward consolidated return filing group. Woodward is subject to U.S. state income tax examinations for fiscal years 2005 and forward.
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
In November 2008, the FASB issued authoritative guidance addressing whether securities granted in share-based payment transactions are participating securities prior to vesting and, thus, need to be included in the earnings allocation in computing earnings per share under the two class method. This guidance became effective for Woodward on October 1, 2009 and is required to be applied retrospectively. Upon the adoption of this guidance, shares of restricted stock, which are participating securities, are considered in the calculation of both the basic and fully diluted earnings per share calculations. The September 30, 2009 historical earnings per share amounts presented below have been recast to reflect the retrospective application of this guidance for 70 shares of restricted stock outstanding as of September 30, 2009. The September 30, 2008 historical earnings per share amounts presented below have not been recast from those previously reported as there were no restricted stock shares outstanding as of September 30, 2008. The inclusion of this participating security did not impact previously reported basic and diluted earnings per share for the fiscal years ended September 30, 2009 and 2008.
The following is a reconciliation of net earnings attributable to Woodward to basic earnings per share attributable to Woodward and diluted earnings per share attributable to Woodward:

	Year Ended September 30,
	2010	2009	2008
Numerator:
Net earnings attributable to Woodward	$110,844	$94,352	$121,880

Denominator:
Basic	68,472	67,891	67,564
Assumed exercise of dilutive stock options	1,392	1,212	1,996

Diluted	69,864	69,103	69,560

Income per common share:
Basic earnings per share attributable to Woodward	$1.62	$1.39	$1.80

Diluted earnings per share attributable to Woodward	$1.59	$1.37	$1.75

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of 371, 409, and 417 for fiscal year 2010, 2009, and 2008, respectively.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
The following stock option grants were outstanding during the fiscal years ended September 30, 2010, 2009 and 2008, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended September 30,
	2010	2009	2008

Options	1,106	739	398

Weighted-average option price	$26.94	$27.30	$32.68

Note 7. Inventories

	At September 30,
	2010	2009

Raw materials	$19,457	$44,608
Work in progress	86,438	71,270
Component parts and finished goods	189,139	186,461

	$295,034	$302,339

Note 8. Property, plant, and equipment

	At September 30,
	2010	2009

Land	$11,372	$11,231
Buildings and equipment	189,141	178,410
Machinery and equipment	350,498	336,903
Construction in progress	13,125	16,333

	564,136	542,877
Less accumulated depreciation	(370,612)	(333,992)

Property, plant and equipment, net	$193,524	$208,885

	At September 30,
	2010	2009	2008

Depreciation expense	$40,502	$37,828	$28,620

Capitalized interest was not material for the fiscal years ended September 30, 2010, 2009, and 2008.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Note 9. Goodwill

	September 30,	Additions /	Translation	September 30,
	2009	Adjustments	Adjustments	2010

Turbine Systems	$86,565	$—	$—	$86,565
Airframe Systems	297,412	(2,722)	(133)	294,557
Electrical Power Systems	17,733	—	(1,199)	16,534
Engine Systems	41,092	—	(154)	40,938

Consolidated	$442,802	$(2,722)	$(1,486)	$438,594

	September 30,	Additions /	Translation	September 30,
	2008	Adjustments	Adjustments	2009

Turbine Systems	$86,565	$—	$—	$86,565
Airframe Systems	—	296,605	807	297,412
Electrical Power Systems	17,381	(273)	625	17,733
Engine Systems	35,631	6,403	(942)	41,092

Consolidated	$139,577	$302,735	$490	$442,802

Additions and adjustments recorded represent changes in the estimated values of assets acquired and liabilities assumed in purchase accounting, as described in Note 4, Business acquisitions and dispositions. In addition, on August 10, 2009, Woodward HRT sold the F&P product line for $48,000. In 2010, Woodward received an additional $660 related to working capital adjustments related to the sale of the F&P product line, which reduced goodwill. In January 2009, Woodward received an additional $29 in working capital adjustments related to the purchase of MotoTron, which increased goodwill.
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
The results of Woodward’s fiscal year 2010 annual goodwill impairment test performed as of March 31, 2010 indicated that no goodwill impairment existed. The estimated fair value of each reporting unit was in excess of its carrying value. At March 31, 2010 the reporting unit with the closest ratio of estimated fair value to carrying value was Woodward’s recently acquired Airframe Systems reporting unit, which has a significant concentration of business in the presently depressed business jet and regional jet market segments. Our March 31, 2010 analysis indicated an estimated fair value premium of over 30% compared to this reporting unit’s carrying value. Woodward is not aware of any facts, circumstances, or triggering events that have arisen since March 31, 2010 indicating that goodwill has been impaired.
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
Woodward has recorded no impairment losses against the recorded balances of goodwill.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Note 10. Other intangibles—net

	September 30, 2010			September 30, 2009
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationships:
Turbine Systems	$44,327	$(18,223)	$26,104	$44,327	$(16,746)	$27,581
Airframe Systems	176,634	(13,162)	163,472	176,661	(2,068)	174,593
Electrical Power Systems	2,156	(844)	1,312	2,319	(676)	1,643
Engine Systems	20,675	(13,577)	7,098	20,675	(11,718)	8,957

Total	$243,792	$(45,806)	$197,986	$243,982	$(31,208)	$212,774

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	—	—	—	—	—	—
Electrical Power Systems	7,616	(3,567)	4,049	7,941	(3,073)	4,868
Engine Systems	12,599	(6,988)	5,611	12,613	(6,180)	6,433

Total	$20,215	$(10,555)	$9,660	$20,554	$(9,253)	$11,301

Process technology:
Turbine Systems	$11,941	$(4,909)	$7,032	$11,941	$(4,511)	$7,430
Airframe Systems	62,967	(6,797)	56,170	62,981	(2,590)	60,391
Electrical Power Systems	—	—	—	1,390	(1,346)	44
Engine Systems	12,593	(4,787)	7,806	12,593	(3,797)	8,796

Total	$87,501	$(16,493)	$71,008	$88,905	$(12,244)	$76,661

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	39,638	(27,595)	12,043	39,646	(14,325)	25,321
Electrical Power Systems	1,510	(389)	1,121	1,623	(316)	1,307
Engine Systems	460	(129)	331	460	(51)	409

Total	$41,608	$(28,113)	$13,495	$41,729	$(14,692)	$27,037

Consolidated	$393,116	$(100,967)	$292,149	$395,170	$(67,397)	$327,773

	At September 30,
	2010	2009	2008
Amortization expense	$35,114	$26,120	$6,830

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2011	$34,155
2012	31,349
2013	29,106
2014	23,576
2015	26,009
Thereafter	147,954

$292,149

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Note 11. Long-term debt
Long-term debt consisted of the following:

	At September 30,
	2010	2009
2008 Term loan — Variable rate of 1.89% at September 30, 2010, matures October 2013; unsecured	$71,875	$144,375
2009 Term loan	—	45,000
Series B notes — 5.63%, due October 2013; unsecured	100,000	100,000
Series C notes — 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes — 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes — 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes — 8.24%, due April 2019; unsecured	43,000	43,000
Senior notes — 6.39%, due October 2011; unsecured	21,429	32,143
Term notes — 5.95%, due June 2012; secured by land and buildings	369	624
Fair value hedge adjustment for unrecognized discontinued hedge gains	70	198

Total long-term debt	443,743	572,340
Less: current portion	(18,493)	(45,569)

Long-term debt, less current portion	$425,250	$526,771

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
During the fiscal year ended September 30, 2010, Woodward prepaid the remaining $33,000 outstanding under the 2009 term loan and $65,000 against the 2008 term loan. In the fiscal year ended September 30, 2009, the Company prepaid $69,000 against the 2009 term loan. Required future principal payments of outstanding long-term debt as of September 30, 2010, after giving effect to these prepayments, are as follows:

Year Ending September 30:
2011	$18,425
2012	18,373
2013	7,500
2014	149,375
2015	—
Thereafter	250,000

$443,673

The current portion of long-term debt includes $67 at September 30, 2010 compared to $128 at September 30, 2009 related to the fair value hedge adjustment for unrecognized discontinued hedge gains on certain interest rate swaps entered into in 2002 in connection with the issuance of the senior notes due in October 2011.
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
Certain financial and other covenants under Woodward’s debt agreements contain customary restrictions on the operation of our business. In the event of non-compliance with these covenants, certain additional restrictions might apply, including restrictions on the Company’s ability to pay dividends or make distributions on its capital stock. Management believes that Woodward was in compliance with the covenants under the debt agreements at September 30, 2010.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
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
In April 2009, Woodward entered into a term loan credit agreement (the “2009 Term Loan Credit Agreement”). The outstanding indebtedness under the 2009 Term Loan Credit Agreement, which generally bore interest at LIBOR plus 2.50% to 3.50%, was paid-off and terminated, without penalty, during the fiscal year ended September 30, 2010.
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
Woodward’s obligations under the Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under the 2008 Term Loan Credit Agreement, revolving credit facility (see Note 12, Credit facilities and short-term borrowings) and note purchase agreement relating to the senior notes due October 2011.
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

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
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
Debt Issuance Costs
During the fiscal year ended September 30, 2009, Woodward incurred $5,892 of debt issuance costs, which are being amortized using the effective interest method or patterns that approximate the effective interest method, over the term of the debt to which the costs relate. The related amortization is recognized as interest expense. Recognition of interest expense on the debt issuance costs associated with the 2009 term loan, which was paid-off in full and terminated in 2010, were accelerated and the remaining unamortized amount of debt issuance costs associated with the 2009 term loan were recognized in 2010. Amounts recognized as interest expense from the amortization of debt issuance costs were $1,515 in 2010 and $2,031 in 2009, including $236 costs for which recognition was accelerated in connection with prepayments of debt. Woodward had $2,917 of unamortized debt issuance costs as of September 30, 2010 and $4,432 of unamortized debt issuance costs as of September 30, 2009. Amortization of debt issuance costs is included in operating activities in the statement of cash flows.
Note 12. Credit facilities and short-term borrowings
As of September 30, 2010, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

		Outstanding
		letters of
	Total	credit and	Outstanding	Remaining
	availability	guarantees	borrowings	availability

Revolving credit facility	$225,000	$(3,914)	$(20,401)	$200,685
Foreign lines of credit and overdraft facilities	7,099	(34)	—	7,065
Foreign performance guarantee facilities	9,822	(3,852)	—	5,970
Foreign pooling arrangement facility	16,739	—	—	16,739
Other foreign short-term borrowings	1,698	—	(1,698)	—

	$260,358	$(7,800)	$(22,099)	$230,459

Woodward has a $225,000 revolving credit facility related to unsecured financing arrangements with a syndicate of U.S. banks. The revolving credit facility agreement provides for an option to increase available borrowings to $350,000, subject to the lenders’ participation, and has an expiration date of October 2012. The interest rate on borrowings under the revolving credit facility agreement varies with LIBOR, the federal funds rate, or the prime rate. The revolving credit facility agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder. Management believes that Woodward was in compliance with all its debt covenants at September 30, 2010.
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
Other foreign short-term borrowings of $1,698 at September 30, 2010 relate to trade receivables which were sold by one of Woodward’s foreign subsidiaries to a local financial institution, with recourse. The trade receivables were each sold on a one-time basis at a discounted amount. Since the receivables were sold with full recourse, the Company has recorded a liability for the amount of receivables sold that remain unpaid by the customer as of September 30, 2010.
Short-term borrowings of $22,099 were outstanding as of September 30, 2010. There were no short term borrowings outstanding as of September 30, 2009.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Note 13. Derivative instruments and hedging activities
Woodward is exposed to global market risks, including the effect of changes in interest rates, foreign currency exchange rates, changes in certain commodity prices and fluctuations in various producer indices. From time to time, Woodward enters into derivative instruments for risk management purposes only, including derivatives designated as accounting hedges and/or those utilized as economic hedges. Woodward uses interest rate related derivative instruments to manage its exposure to fluctuations of interest rates. Woodward not does enter into or issue derivatives for trading or speculative purposes.
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
As of September 30, 2010 and 2009, Woodward was a party to the forward foreign currency exchange rate contracts described below.
Derivatives in fair value hedging relationships
In 2002, Woodward entered into certain interest rate swaps that were designated as fair value hedges of its long-term debt consisting of senior notes due in October 2011. The discontinuance of these interest rate swaps resulted in gains that are recognized as a reduction of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the gain is presented as an adjustment to long-term debt.
Derivatives in cash flow hedging relationships
In 2001, Woodward entered into treasury lock agreements that were designated as cash flow hedges of its long-term debt. The objective of these derivatives was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of the senior notes due in October 2011. The discontinuance of these treasury lock agreements resulted in losses that are recognized as an increase of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the loss is recorded in accumulated other comprehensive earnings.
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

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Derivatives in foreign currency relationships
In September 2010, Woodward entered into a foreign currency exchange rate contract to purchase €39,000 for approximately $52,549 in early December 2010. An unrealized gain of $579 on this derivative was carried at fair market value in “other current assets” as of September 30, 2010. In September 2009, Woodward entered into a foreign currency exchange rate contract to purchase €7,900 for approximately $11,662 in early October 2009. An unrealized loss of $173 on this derivative instrument was carried at fair market value in “Accrued liabilities” as of September 30, 2009. In October 2010, a loss of $71 was realized on the settlement of the forward contract that was entered into in September 2009.
The objective of these derivative instruments, which were not designated as accounting hedges, was to limit the risk of foreign currency exchange rate fluctuations on certain short-term intercompany loan balances.
The following table discloses the remaining unrecognized gains and losses and recognized gains and losses associated with derivative instruments on Woodward’s Consolidated Balance Sheets:

	At September 30,
	2010	2009
Derivatives designated as hedging instruments	Unrecognized Gain (Loss)
Classified in accumulated other comprehensive earnings	$(1,011)	$(1,293)
Classified in current and long-term debt	70	197

	$(941)	$(1,096)

Derivatives not designated as hedging instruments	Recognized Gain (Loss)
Classified in other current assets (accrued liabilities)	$579	$(173)

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
The following tables disclose the impact of derivative instruments on Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings:

		Year ended September 30, 2010
		Amount of	Amount of	Amount of
		Income	Gain (Loss)	Gain (Loss)
		(Expense)	Recognized	Reclassified
	Location of	Recognized	in	from
	Gain (Loss)	in Earnings	Accumulated	Accumulated
	Recognized in	on	OCI on	OCI into
Derivatives in:	Earnings	Derivative	Derivative	Earnings

Fair value hedging relationships	Interest expense	$127	$—	$—
Cash flow hedging relationships	Interest expense	(282)	—	(282)
Foreign currency relationships	Other income	681	—	—

		$526	$—	$(282)

		Year ended September 30, 2009
		Amount of	Amount of	Amount of
		Income	Gain (Loss)	Gain (Loss)
		(Expense)	Recognized	Reclassified
	Location of	Recognized	in	from
	Gain (Loss)	in Earnings	Accumulated	Accumulated
	Recognized in	on	OCI on	OCI into
Derivatives in:	Earnings	Derivative	Derivative	Earnings

Fair value hedging relationships	Interest expense	$184	$—	$—
Cash flow hedging relationships	Interest expense	(236)	(1,199)	(236)
Foreign currency relationships	Other expense	(173)	—	—

		$(225)	$(1,199)	$(236)

Year ended September 30, 2008
		Amount of	Amount of	Amount of
		Income	Gain (Loss)	Gain (Loss)
		(Expense)	Recognized	Reclassified
	Location of	Recognized	in	from
	Gain (Loss)	in Earnings	Accumulated	Accumulated
	Recognized in	on	OCI on	OCI into
Derivatives in:	Earnings	Derivative	Derivative	Earnings

Fair value hedging relationships	Interest expense	$236	$—	$—
Cash flow hedging relationships	Interest expense	(204)	—	(204)

		$32	$—	$(204)

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of September 30, 2010, Woodward expects to reclassify $229 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Note 14. Accrued liabilities
Accrued liabilities consist of the following:

	At September 30,
	2010	2009
Salaries and other member benefits	$43,598	$32,135
Department of Justice matter (see Note 18)	—	25,000
Current portion of restructuring and other charges	4,862	11,619
Warranties	10,851	10,005
Interest payable	11,925	12,376
Accrued retirement benefits	2,748	2,734
Deferred revenues	12,376	1,314
Taxes, other than income	4,618	5,910
Other	18,074	26,224

	$109,052	$127,317

Deferred revenues increased at September 30, 2010 compared to September 30, 2009 due primarily to a customer prepayment which is expected to be fully earned within one year.
Warranties
Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties for the fiscal years ended September 30, 2010, September 30, 2009 and September 30, 2008 were as follows:

Warranties, October 1, 2007	$5,675
Increases to accruals related to warranties during the period	7,477
Settlements of amounts accrued	(5,800)
Foreign currency exchange rate changes	(120)

Warranties, September 30, 2008	7,232
Increases to accruals related to warranties during the period	5,386
Increases due to acquisitions of MPC, MotoTron and HRT	3,042
Decreases due to F&P disposal	(126)
Settlements of amounts accrued	(5,683)
Foreign currency exchange rate changes	154

Warranties, September 30, 2009	10,005
Increases to accruals related to warranties during the period	5,555
Settlements of amounts accrued	(4,494)
Foreign currency exchange rate changes	(215)

Warranties, September 30, 2010	$10,851

Restructuring and other charges
The main components of accrued non-acquisition related restructuring charges of $15,159 recognized in 2009 included workforce management costs of $14,254 associated with the early retirement and the involuntary seperation of employees in connection with a strategic realignment of global workforce capacity. Other charges totaling $905 were accrued for an impairment loss related to the sale of a building that was vacated. Non-acquisition related restructuring charges of $2,027 were paid in 2010 resulting in an accrued non-acquisition related restructuring charges balance of $667 at September 30, 2010. Restructuring charges related to business acquisitions include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts. During the fiscal year ended September 30, 2010, accrued restructuring charges were increased by $1,834 to reflect updated estimates of anticipated costs in connection with the HRT acquisition. The business acquisition related accrued restructuring charges of $5,446 as of September 30, 2010 relate primarily to the planned closing of the Pacoima, California facility as part of a decision to consolidate HRT’s production facilities.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
The summary of the activity in accrued restructuring charges during the fiscal years ended September 30, 2010 and 2009 is as follows:

	Restructuring	Business
	Charges	Acquisitions	Total
Accrued restructuring charges, October 1, 2008	$—	$801	$801
Restructuring provision incurred	15,159	—	15,159
Purchase accounting adjustments	—	17,540	17,540
Payments	(11,278)	(8,642)	(19,920)
Non-cash charge for impairment of vacated facility	(905)	—	(905)
Foreign currency exchange rates	220	(31)	189

Accrued restructuring charges, September 30, 2009	3,196	9,668	12,864
Purchase accounting adjustments	—	1,834	1,834
Payments	(2,027)	(6,330)	(8,357)
Non-cash adjustments	(463)	274	(189)
Foreign currency exchange rates	(39)	—	(39)

Accrued restructuring charges, September 30, 2010	$667	$5,446	$6,113

Other non-current liabilities as of September 30, 2010 and September 30, 2009 include $1,251 and $1,245, respectively, of accrued restructuring charges not expected to be settled within twelve months.
Note 15. Other liabilities
Other liabilities consist of the following:

	At September 30,
	2010	2009
Net accrued retirement benefits, less amounts recognized with accrued liabilities	$66,288	$83,837
Uncertain tax positions, net of offsetting benefits, less amounts recognized within accrued liabities (see Note 5)	8,720	15,550
Other	8,967	10,623

	$83,975	$110,010

Note 16. Retirement benefits
Woodward provides various benefits to eligible members of the Company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans postretirement medical benefits and postretirement life insurance benefits. Eligibility requirements and benefit levels vary depending on employee location.
Defined contribution plans
Substantially all U.S. employees are eligible to participate in the U.S. defined contribution plan. The U.S. defined contribution plan allows employees to defer part of their annual income for income tax purposes into their personal 401(k) accounts. The Company makes contributions to eligible employee accounts, which are also deferred for employee personal income tax purposes. Certain foreign employees also are eligible to participate in foreign plans.
The amount of expense associated with defined contribution plans totaled $16,474 in fiscal year 2010, $16,869 in fiscal year 2009, and $14,877 in fiscal year 2008.
Effective January 1, 2010, non-bargained HRT employees hired before January 1, 2010 will be ineligible for matching contributions for participation in the defined contribution plan. Non-bargained HRT employees hired on or after January 1, 2010 will be eligible to fully participate in Woodward’s defined contribution plan. Also, effective April 19, 2010, bargained HRT employees hired before April 19, 2010 will be ineligible for matching contributions for participation in the defined contribution plan. Bargained HRT employees hired after April 18, 2009 will be eligible to fully participate in Woodward’s defined contribution plan.
Woodward operates one multiemployer plan for certain employees in the Netherlands. The amount of contributions associated with the multiemployer plan totaled $495 in fiscal year 2010, $550 in fiscal year 2009 and $613 in fiscal year 2008.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Defined benefit plans
Woodward has defined benefit plans which provide pension benefits for certain retired employees in the U.S., the United Kingdom, and Japan. Approximately 1,000 current employees may receive future benefits under the plans and approximately 500 retired employees are eligible to receive future benefits or are currently receiving benefits. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension plans.
In connection with the acquisition of HRT on April 3, 2009 (see Note 4, Business acquisitions and dispositions), Woodward assumed pension benefit obligations that contributed to increases in recognized expenses for the fiscal year ended September 30, 2010 compared to the fiscal year ended September 30, 2009.
Effective January 1, 2010, the HRT pension plan was amended so that non-bargained HRT employees hired on or after January 1, 2010 will not participate in the plan. Effective April 19, 2010, the HRT pension plan was amended so that bargained HRT employees hired after on or after April 19, 2010 will not participate in the plan. The April 19, 2010 amendment also included certain modifications to the calculation of postretirement plan benefit payments to bargained employees which resulted in an increase to projected benefit obligations of the plan of $3,962.
Excluding the Woodward HRT Plan, the defined benefit plans in the U.S. were frozen in fiscal year 2007 and no additional employees may participate in the U.S. plans and no additional service costs will be incurred.
The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	United States			United Kingdom			Japan
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	5.9%	5.5%	6.5%	4.9%	5.4%	5.7%	1.3%	1.8%	1.9%
Rate of compensation increase	4.0	4.0	N/A	4.3	4.1	4.3	2.0	2.5	2.0

Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	5.5	6.5	6.1	5.4	6.9	6.9	1.8	1.9	2.1
Rate of compensation increase	4.0	N/A	N/A	4.1	4.7	4.3	2.5	2.0	1.8
Long-term rate of return on plan assets	7.5	7.5	7.5	6.5	6.5	6.5	3.3	3.1	3.0
The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the U.S., Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA- or better by Standard & Poors, which have at least $50 million outstanding. In the United Kingdom, Woodward used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark. In Japan, Woodward used Standard & Poors AA-rated corporate bond yields (applicable for bonds over 10 years) as the benchmark. Woodward’s assumed rates do not differ significantly from any of these benchmarks.
Compensation increase assumptions are based upon historical experience and anticipated future management actions.
In determining the long-term rate of return on plan assets, Woodward assumes that the historical long-term compound growth rates of equity and fixed-income securities will predict the future returns of similar investments in the plan portfolio. Investment management and other fees paid out of the plan assets are factored into the determination of asset return assumptions.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings:

	Year Ended September 30,
	United States			United Kingdom			Japan
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$3,647	$1,409	$—	$389	$333	$545	$395	$383	$400
Interest cost	4,890	2,964	1,122	2,020	1,917	2,546	241	258	268
Expected return on plan assets	(4,759)	(2,627)	(1,362)	(2,118)	(1,914)	(2,679)	(243)	(264)	(326)
Amortization of:
Unrecognized transition obligation	—	—	—	—	—	—	86	81	99
Unrecognized losses	583	337	118	530	—	181	223	135	—
Recognized prior service benefit	(260)	(259)	(260)	—	—	—	(8)	(7)	(10)
Settlement costs	—	—	—	—	—	—	345	—	—
Curtailment costs	165	—	—	—	—	—	—	237	—

Net periodic benefit cost (benefit)	$4,266	$1,824	$(382)	$821	$336	$593	$1,039	$823	$431

Settlements costs of approximately $345 and $237 were expensed in the fiscal years ended September 30, 2010 and 2009, respectively, as a result of normal attrition among participants in the Company’s defined benefit plan in Japan. Curtailment costs were associated with planned or actual workforce reduction actions.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
The following table provides a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		United Kingdom		Japan
	2010	2009	2010	2009	2010	2009
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$89,551	$17,956	$39,326	$33,127	$14,124	$12,515
Obligation assumed in HRT acquisition	—	50,952	—	—	—
Service cost	3,647	1,301	389	333	395	383
Interest cost	4,890	2,962	2,020	1,917	241	258
Contribution by participants	—	—	25	32	—	—
Net actuarial losses (gains)	(2,877)	17,063	2,719	8,778	183	355
Foreign currency exchange rate changes	—	—	(636)	(3,008)	1,010	1,951
Benefits paid	(1,552)	(683)	(1,508)	(1,853)	(1,631)	(1,338)
Curtailment loss	165	—	—	—	—
Plan amendments	3,962	—	—	—	—

Projected benefit obligation at end of year	$97,786	$89,551	$42,335	$39,326	$14,322	$14,124

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$64,102	$15,346	$33,441	$33,989	$7,285	$7,845
Plant assets received in connection with HRT acquisition	—	40,126	—	—	—	—
Actual return on plan assets	7,998	9,313	3,358	2,814	(149)	(730)
Foreign currency exchange rate changes	—	—	(534)	(3,333)	459	1,127
Contributions by the company	14,580	—	1,878	1,792	915	381
Contributions by plan participants	—	—	25	32	—	—
Settlements	—	—	—	—	—	—
Benefits paid	(1,552)	(683)	(1,508)	(1,853)	(1,631)	(1,338)

Fair value of plan assets at end of year	$85,128	$64,102	$36,660	$33,441	$6,879	$7,285

Underfunded status at end of year	$(12,658)	$(25,449)	$(5,675)	$(5,885)	$(7,443)	$(6,839)

Amounts recognized in statement of financial position consist of:
Other non-current liabilities	(12,658)	(25,449)	(5,675)	(5,885)	(7,443)	(6,839)

Underfunded status at end of year	$(12,658)	$(25,449)	$(5,675)	$(5,885)	$(7,443)	$(6,839)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost (benefit)	$1,593	$(2,630)	$—	$—	$(30)	$(38)
Unrecognized net losses	9,183	15,948	11,243	10,462	4,720	4,366
Unrecognized transition obligation (asset)	—	—	—	—	—	86

Total amounts recognized	10,776	13,318	11,243	10,462	4,690	4,414
Deferred taxes	(4,095)	(5,061)	(3,935)	(3,662)	(1,650)	(1,874)

Amounts recognized in accumulated other comprehensive income	$6,681	$8,257	$7,308	$6,800	$3,040	$2,540

Woodward makes periodic cash contributions to its defined pension plans based on applicable regulations in jurisdictions that oversee its various pension plans, if any, and other factors. Contributions in fiscal year 2010 included a $10,000 discretionary contribution to the U.S. plans.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follow, at or for the fiscal year ended September 30:

	United States		United Kingdom		Japan
	2010	2009	2010	2009	2010	2009
Projected benefit obligation	$(97,786)	$(89,551)	$(42,335)	$(39,326)	$(14,322)	$(14,124)
Accumulated benefit obligation	(86,260)	(78,982)	(41,289)	(38,406)	(12,850)	(12,630)
Fair value of plan assets	85,128	64,102	36,660	33,441	6,879	7,285

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the fiscal year ended September 30, 2010 follows:

	United States		United Kingdom		Japan
	2010	2009	2010	2009	2010	2009
Net loss (gain)	$(6,182)	$10,443	$1,311	$7,878	$922	$1,689
Prior service cost (credit)	3,963	—	—	—	—	—
Amortization of net loss (gain)	(583)	(337)	(530)	—	(223)	(140)
Amortization of transition (obligation) asset	—	—	—	—	(86)	(84)
Amortization of prior service credit (cost)	260	260	—	—	8	7
Settlement gain (loss)	—	—	—	—	(345)	(246)

Total recognized in accumulated other comprehensive income	$(2,542)	$10,366	$781	$7,878	$276	$1,226

The amounts expected to be amortized from Accumulated Other Comprehensive Income and reported as a component of net periodic benefit cost during fiscal year 2011 is as follows:

	United	United
	States	Kingdom	Japan
Net transition obligation	$—	$—	$—
Prior service cost (benefit)	75	—	(8)
Net actuarial losses	312	637	242
Pension benefit payments are made from the assets of the pension plans. Using foreign exchange rates as of September 30, 2010 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

	United	United
Year Ending September 30,	States	Kingdom	Japan
2011	$2,539	$1,641	$757
2012	3,142	1,705	761
2013	3,638	1,771	910
2014	4,236	1,837	711
2015	4,775	1,908	1,011
2016 – 2020	32,743	10,702	4,671
Woodward expects its pension plan contributions in fiscal year 2011 will be $2,580 in the U.S., $1,836 in the United Kingdom and $2,213 in Japan.
Defined benefit plan assets
The overall investment objective of the pension plan assets is to earn a rate of return over time which, when combined with Company contributions, satisfies the benefit obligations of the pension plans and maintains sufficient liquidity to pay benefits.
As the timing and nature of the plan obligations varies for each Company sponsored pension plan, investment strategies have been individually designed for each pension plan with a common focus on maintaining diversified investment portfolios that provide for long-term growth while minimizing the risk to principal associated with short-term market behavior. The strategy for each of the plans balances the requirements to generate returns, using investments expected to produce higher returns, such as equity securities, with the need to control risk within the pension plans using less volatile investment assets, such as debt securities. A strategy of more equity-oriented allocation is adopted for those plans which have a longer-term investment plan based on the timing of the associated benefit obligations.
A pension oversight committee is assigned by the Company to each pension plan. Among other responsibilities, each committee is responsible for all asset class allocation decisions. Asset class allocations, which are reviewed by the respective pension committee on at least an annual basis, are designed to meet or exceed certain market benchmarks which align with each plan’s investment objectives. In evaluating the asset allocation choices, consideration is given to the proper long-term level of risk for each plan, particularly with respect to the long-term nature of the each plan’s liabilities, the impact of asset allocation on investment results and the corresponding impact on the volatility and magnitude of plan contributions and expense and the impact certain actuarial techniques may have on the plan’s recognition of investment experience. From time to time, the plans may move outside the prescribed asset class allocation in order to meet significant liabilities with respect to one or more individuals approaching retirement.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Risks associated with the plan assets include interest rate fluctuation risk, market fluctuation risk, risk of default by debt issuers, and liquidity risk. To manage these risks, the assets are managed by established, professional investment firms and performance is evaluated regularly against specific benchmarks. Liability management and asset class diversification are central to the Company’s risk management approach and overall investment strategy.
The assets of the U.S. plans are invested in actively managed mutual funds. The assets of the plan in Japan and the plan in the United Kingdom are invested in actively managed pooled investment funds. Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan which mirrors a specific asset class within the associated target allocation. Pension plan assets at September 30, 2010 and 2009 do not include any direct investment in Woodward’s common stock.
The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans. The actual allocations of pension plan assets at September 30, 2010 and 2009, and target allocations by asset class, are as follows:

	United States				United Kingdom				Japan
	2010		2009		2010		2009		2010		2009
	Percentage		Percentage		Percentage		Percentage		Percentage		Percentage
	of Plan	Target	of Plan	Target	of Plan	Target	of Plan	Target	of Plan	Target	of Plan	Target
Asset Class	Assets	Allocations	Assets	Allocations	Assets	Allocations	Assets	Allocations	Assets	Allocations	Assets	Allocations
Equity Securities	49.8%	50.0%	50.0%	50.0%	40.7%	50.0%	42.9%	42.0%	55.2%	54.0%	54.3%	54.0%
Debt Securities	50.0%	50.0%	50.0%	50.0%	58.9%	50.0%	56.5%	58.0%	43.1%	45.0%	42.7%	45.0%
Other	0.2%	—	—	—	0.4%	—	0.6%	—	1.7%	1.0%	2.9%	1.0%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Actual allocations to each asset class vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.
The variance at September 30, 2010 in the Company’s U.K. pension plan between the actual and target allocations is the result of a decision made by the plan trustees to invest a September 2007 £3 million special contribution from the Company, into a long-term index-linked gilts pooled fund. The plan trustees will continue to review the investment strategy on a regular basis and may change the asset allocation, including that of the special contribution. At September 30, 2010, the fair value of the assets held for the U.K. pension plan in the long-term index linked gilts pooled fund is approximately $5,707.
The following table presents Woodward’s pension plan assets using the fair value hierarchy as of September 30, 2010. The fair value hierarchy established by U.S. GAAP prioritizes the inputs used to measure fair value into the following levels:
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

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Level 3: Inputs reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

	Level 1			Level 2			Level 3
	United	United		United	United		United	United
	States	Kingdom	Japan	States	Kingdom	Japan	States	Kingdom	Japan	Total
Asset Category:
Cash and cash equivalents	$187	$156	$115	$—	$—	$—	$—	$—	$—	$458
Mutual funds:
U.S. corporate bond fund	42,587	—	—	—	—	—	—	—	—	42,587
U.S. equity large cap fund	31,770	—	—	—	—	—	—	—	—	31,770
International equity large cap growth fund	10,584	—	—	—	—	—	—	—	—	10,584
Pooled funds:
Japanese equity securities	—	—	—	—	—	2,342	—	—	—	2,342
International equity securities	—	—	—	—	—	1,455	—	—	—	1,455
Japanese fixed income securities	—	—	—	—	—	2,082	—	—	—	2,082
International fixed income securities	—	—	—	—	—	885	—	—	—	885
Index linked U.K. equity fund	—	—	—	—	7,762	—	—	—	—	7,762
Index linked international equity fund	—	—	—	—	7,161	—	—	—	—	7,161
Index linked U.K. corporate bonds fund	—	—	—	—	12,923	—	—	—	—	12,923
Index linked U.K. government securities fund	—	—	—	—	2,951	—	—	—	—	2,951
Index linked U.K. long-term government securities fund	—	—	—	—	5,707	—	—	—	—	5,707

Total assets	$85,128	$156	$115	$—	$36,504	$6,764	$—	$—	$—	$128,667

Cash and cash equivalents: Cash and cash equivalents held by the Company’s pension plans are held on deposit with creditworthy financial institutions. The fair value of the cash and cash equivalents are based on the quoted market price of the respective currency in which the cash is maintained.
Pension assets invested in mutual funds: The assets of the Company’s U.S. pension plans are invested in various mutual funds which invest in both equity and debt securities. The fair value of the mutual funds is determined based on the quoted market price of each fund.
Pension assets invested in pooled funds: The assets of the Company’s Japan and United Kingdom pension plans are invested in pooled investment funds, which include both equity and debt securities. The assets of the United Kingdom pension plan are invested in index-linked pooled funds which aim to replicate the movements of an underlying market index to which the fund is linked. Fair value of the pooled funds is based on the net asset value of shares held by the plan as reported by the fund sponsors. All pooled funds held by plans outside of the U.S. are considered to be invested in international equity and debt securities. Although the underlying securities may be largely domestic to the plan holding the investment assets, the underlying assets are considered international from the perspective of the Company as they are not held in U.S. equity or debt securities.
Other postretirement benefit plans
Woodward provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits. Postretirement medical benefits are provided to certain current and retired employees and their covered dependants and beneficiaries in the U.S. and the United Kingdom. Benefits include the option to elect company provided medical insurance coverage to age 65 and a Medicare supplemental plan after age 65. Life insurance benefits are provided to certain retirees in the U.S. under frozen plans which are no longer available to current employees. A September 30 measurement date is utilized to value plan assets and obligations for Woodward’s other postretirement benefit plans.
In connection with the acquisition of HRT (see Note 4, Business acquisitions and dispositions), Woodward assumed estimated benefit obligations of approximately $2,251 related to a Textron-sponsored postretirement medical benefit plan for certain former HRT employees. Participation in the assumed plan for retirees over age 65 is frozen. Active HRT employees have the opportunity to remain on the active employee plan and pay the full premium cost upon retirement.
The postretirement medical benefit plans, other than the assumed HRT plan, were frozen in fiscal year 2006 and no additional employees may participate in the plans. Generally, employees who had attained age 55 and had rendered 10 or more years of service before the plans were frozen are eligible for these postretirement medical benefits.
Certain participating retirees are required to contribute to the plans in order to maintain coverage. The plans, including the assumed HRT plan, provide postretirement medical benefits for approximately 1,100 retired employees and their covered dependants and beneficiaries and may provide future benefits to approximately 75 active employees and their covered dependants and beneficiaries, upon retirement, if the employees elect to participate. As the result of a plan amendment in fiscal year 2009, all the postretirement medical plans are fully insured for retirees who have attained age 65.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	2010	2009	2008
Weighted-average discount rate used to determine benefit obligation at September 30	5.8%	5.5%	6.5%

Weighted-average discount rate used to determine net periodic benefit cost for years ended September 30	5.5	6.5	6.1
The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the U.S., Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better by Standard & Poors, which have at least $50 million outstanding. In the United Kingdom, Woodward used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark. Woodward’s assumed rates do not differ significantly from any of these benchmarks.
Assumed healthcare cost trend rates at September 30, were as follows:

	2010	2009
Health care cost trend rate assumed for next year	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2018
Healthcare costs have generally trended upward in recent years, sometimes by amounts greater than 5%. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on projected fiscal year 2011 service and interest cost	$223	$(194)
Effect on accumulated postretirement benefit obligation at September 30, 2010	3,578	3,130
Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings:

	Year Ended September 30,
	2010	2009	2008
Service cost	$120	$169	$242
Interest cost	2,081	2,330	2,452
Recognized losses	189	97	192
Recognized prior service cost	(1,249)	(3,232)	(2,520)

Net periodic cost (benefit)	$1,141	$(636)	$366

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits for the fiscal years ended September 30:

	2010	2009
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$42,427	$37,501
Assumption of HRT acquisition benefit obligation	—	2,251
Service cost	120	169
Interest cost	2,081	2,330
Premiums paid by participants	2,274	2,006
Net actuarial (gain) loss	(3,932)	5,324
Foreign currency exchange rate changes	(10)	(59)
Medical benefits paid	(5,738)	(5,399)
Prescription drug benefits paid	—	(830)
Plan amendments	—	(1,427)
Part D Medicare reimbursement	—	561

Benefit obligation at end of year	$37,222	$42,427

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by the company	3,464	4,223
Premiums paid by participants	2,274	2,006
Benefits paid	(5,738)	(6,229)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(37,222)	$(42,427)

Amounts recognized in statement of financial position consist of:
Accrued liabilities	$(2,693)	$(2,696)
Other non-current liabilities	(34,529)	(39,731)

Funded status at end of year	$(37,222)	$(42,427)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service credit	$(2,372)	$(3,621)
Net loss	1,001	5,114

Total amounts recognized	(1,371)	1,493
Deferred taxes	530	(557)

Amounts recognized in accumulated other comprehensive income	$(841)	$936

The Company’s postretirement medical plan in the United Kingdom represents $563 of the total benefit obligation at September 30, 2010. The Company paid $44 in medical benefits to participants of the U.K. postretirement medical plan in fiscal year 2010.
During 2009, as part of Woodward’s postretirement medical benefits, Woodward provided a prescription drug benefit in the U.S. that was at least actuarially equivalent to Medicare Part D. As a result, Woodward was entitled to a federal subsidy that was introduced by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. On January 1, 2009, Woodward converted its prescription drug benefit to a fully insured plan that was no longer eligible for additional federal subsidies.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2009 or September 30, 2008.
The accumulated benefit obligation was as follows:

	Year Ended
	September 30
	2010	2009
Accumulated postretirement benefit obligation	$(37,222)	$(42,427)
Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Year Ended
	September 30
	2010	2009
Net loss (gain)	$(3,924)	$5,301
Prior service cost (credit)	—	(1,427)
Amortization of net loss (gain)	(189)	(97)
Amortization of prior service credit (cost)	1,249	3,232

Total recognized in accumulated other comprehensive income	$(2,864)	$7,009

Using foreign currency exchange rates as of September 30, 2010 and expected future service, it is anticipated that the future Company contributions to pay benefits, excluding participate contributions, will be as follows:

Year Ending September 30,
2011	$2,770
2012	2,910
2013	3,023
2014	3,109
2015	3,250
2016 – 2020	15,457
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
Provisions governing the outstanding awards are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). The 2006 Plan was approved by stockholders and became effective on January 25, 2006. No further grants will be made under the 2002 Plan. The 2006 Plan made 7,410 stock shares available for grants made on or after January 25, 2006, to members and directors of the Company, subject to annual award limits as specified in the Plan. In October 2008, Woodward granted restricted stock from treasury stock shares to eligible management employees of MPC pursuant to the 2006 Plan. There were 5,221 stock shares available for future grants as of September 30, 2010.
Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2010	2009	2008
Employee stock based compensation expense	$6,686	$5,499	$4,588

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Stock options
Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, and generally with a four-year graded vesting schedule and a term of 10 years.
The fair value of options granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

	Year Ended September 30,
	2010	2009	2008
Expected term	6.5 years	7 years	7 years
Estimated volatility	51.0%	43.0%	37.0%
Estimated dividend yield	1.4%	1.4%	1.7%
Risk-free interest rate	3.4%	3.1%	3.7%

Weighted-average forfeiture rate	7.9%	8.2%	11.1%
Beginning October 1, 2008, Woodward calculates the expected term based on historical experience. Expected volatility is based on historical volatility using daily stock price observations. Historical company information is the primary basis for selection of the expected dividend yield. The risk free interest rate is based on the U.S. Treasury yield curve at the time of the grant.
The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2010	2009	2008
Weighted-average grant date fair value of options	$11.04	$7.73	$13.09

The following is a summary of the activity for stock option awards during the fiscal year ended September 30, 2010:

		Weighted-
		Average
	Number	Exercise Price
Balance at September 30, 2009	4,068	$14.48
Options granted	676	23.25
Options exercised	(700)	8.69
Options expired unexercised	(9)	32.26
Options forfeited	(24)	23.40

Balance at September 30, 2010	4,011	$16.87

Exercise prices of stock options outstanding as of September 30, 2010 range from $6.15 to $32.73.
Changes in nonvested stock options during the fiscal year ended September 30, 2010 were as follows:

		Weighted-
		Average
	Number	Exercise Price
Balance at September 30, 2009	1,083	$22.07
Options granted	676	23.25
Options vested	(479)	20.22
Options forfeited	(24)	23.40

Balance at September 30, 2010	1,256	$23.37

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
At September 30, 2010, there was $6,365 of unrecognized compensation cost related to nonvested stock options which Woodward expects to recognize over a weighted-average period of approximately one year and two months. Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2010, were as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise Price	Life in Years	Value
Options outstanding	4,011	$16.87	5.6	$62,473
Options expected to vest	3,803	16.64	5.6	60,021
Options exercisable	2,755	13.92	4.4	51,042
Other information follows:

	Year Ended September 30,
	2010	2009	2008
Total fair value of stock options vested	$3,786	$4,344	$3,841
Total intrinsic value of options exercised	14,083	8,695	40,316
Cash received from exercises of stock options	6,084	3,922	5,216
Excess tax benefit realized from exercise of stock options	5,115	2,695	15,355
Restricted stock
Restricted stock awards are granted with a two-year graded vesting schedule. The fair value of restricted stock granted was estimated using the closing price of Woodward common stock on the grant date. No restricted stock was issued prior to 2009.
Changes in the unvested restricted stock awards during the fiscal year ended September 30, 2010 were as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Number	per Share
Balance at September 30, 2009	70	$33.49
Shares granted	—	n/a
Shares vested	—	n/a
Shares forfeited	—	n/a

Balance at September 30, 2010	70	$33.49

At September 30, 2010, all of the compensation cost related to nonvested restricted stock units has been recognized by Woodward. On October 1, 2010, all the outstanding restricted stock vested.
Note 18. Commitments and contingencies
Woodward has entered into operating leases for certain facilities and equipment with terms in excess of one year under agreements that expire at various dates. Some leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments. Future minimum rental payments required under these leases, excluding available option renewals, are as follows:

Year Ending September 30,
2011	$8,150
2012	7,029
2013	4,576
2014	3,929
2015	3,432
Thereafter	11,690

Total	$38,806

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Rent expense for all operating leases totaled:

	Year Ended September 30,
	2010	2009	2008
Rent expense	$9,604	$11,155	$6,503

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

Year Ending September 30,
2011	$210,653
2012	15,948
2013	982
2014	29
2015	1
Thereafter	—

Total	$227,613

Woodward also has business commitments made to certain customers to perform under long-term product development projects, some of which may result in near-term financial losses. Such losses, if any, are considered to be a period cost and are recognized as incurred.
Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workers’ compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations. Woodward has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
Woodward is partially self-insured in the U.S. for healthcare and workers’ compensation up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities.
While the outcome of pending claims, proceedings and investigations cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material adverse effect on its liquidity, financial condition, or results of operations
MPC Products, one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the Department of Justice (“DOJ”) regarding certain of its government contract pricing practices prior to June 2005. In October 2009, MPC Products settled the criminal and civil claims related to the DOJ’s investigation and paid approximately $22,500 in compensation and a fine of $2,500. The purchase price Woodward paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition (see Note 3, Supplemental statements of cash flows information).
On October 7, 2009, Woodward and MPC Products entered into a three-year administrative agreement with the U.S. Department of Defense.(“DOD”). The administrative agreement lifted a suspension that precluded MPC Products from receiving government contracts, which was in place from July 8, 2009 until October 7, 2009. Accordingly, MPC Products is again fully eligible to bid, receive and perform on U.S. Government contracts. The administrative agreement requires, among other things, that Woodward and its affiliates, including MPC Products, implement certain enhancements to existing ethics and compliance programs and make periodic reports to the DOD.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
In connection with the sale of the F&P product line during fiscal year 2009, Woodward assigned to a subsidiary of the purchaser its rights and responsibilities related to certain contracts with the U.S. Government. Woodward provided to the U.S. Government a customary guarantee of the purchaser’s subsidiary’s obligations under the contracts. The purchaser and its affiliates have agreed to indemnify Woodward for any liability incurred with respect to the guarantee.
In the event of a change in control of Woodward, as defined in change-in-control agreements with its current corporate officers, Woodward may be required to pay termination benefits to such officers.
Note 19. Financial instruments and fair value measurements
The estimated fair values of Woodward’s financial instruments were as follows:

	At September 30, 2010		At September 30, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Cost	Fair Value	Cost
Cash and cash equivalents	$105,579	$105,579	$100,863	$100,863
Investments in deferred compensation program	5,633	5,633	5,331	5,331
Short-term borrowings	(22,099)	(22,099)	—	—
Long-term debt, including current portion	(506,120)	(443,673)	(588,229)	(572,142)
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
The fair values of short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts because such borrowings are expected to be repaid or settled within a short time-frame, for the carrying amount of the obligation.
The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 2.9% at September 30, 2010 and 4.8% at September 30, 2009.
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

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
The following table presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value:

	At September 30, 2010				At September 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$50,360	$—	$—	$50,360	$20,130	$—	$—	$20,130
Trading securities	5,633	—	—	5,633	5,331	—	—	5,331
Foreign exchange forward contract	—	579	—	579	—	—	—	—

Total financial assets	$55,993	$579	$—	$56,572	$25,461	$—	$—	$25,461

Financial liabilities:
Foreign exchange forward contract	$—	$—	$—	$—	$—	$173	$—	$173

Total financial liabilities	$—	$—	$—	$—	$—	$173	$—	$173

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
Forward contracts: As of September 30, 2010 and 2009, Woodward was a party to separate forward contracts. The fair value of both derivative instruments was derived from published foreign currency exchange rates as of September 30, 2010 and 2009, respectively.
Note 20. Segment information
Woodward has four operating business segments — Turbine Systems, Airframe Systems, Electrical Power Systems, and Engine Systems. Woodward uses segment information internally to manage our business, including the assessment of business segment performance and making decisions on the allocation of resources between segments.
Turbine Systems — The Turbine Systems segment develops and manufactures systems and components that provide energy control and optimization solutions for commercial and military aircraft propulsion applications, including fuel and combustion systems for turbine engines in our aerospace markets, and for the industrial gas and steam turbines in our energy markets.
Airframe Systems — The Airframe Systems segment develops and manufactures high-performance cockpit, electromechanical and hydraulic motion control systems, and mission-critical actuation systems and controls, including actuators, hydraulic motors, gears and sensors. These systems and controls are used in commercial and military fixed wing and rotary aircraft, combat vehicles and weapons systems, including guided weapons, and electro-optical targeting and motion suppression systems programs for combat vehicles.
Electrical Power Systems — The Electrical Power Systems segment develops and manufactures systems and components that provide power sensing and energy control management. These systems and components improve the security, quality, reliability, and availability of power generation and electrical power networks for industrial markets, which include the power generation, power distribution, and power conversion industries.
Engine Systems — The Engine Systems segment develops and manufactures systems and components that provide energy control and optimization solutions for the industrial reciprocating engine markets, which include power generation, transportation, and process industries.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
The Company’s four operating business segments are strategic business units separately identified by the products and services they offer and by the markets in which they operate. The accounting policies of the segments are the same as those described in Note 1, Operations and summary of significant accounting policies. Intersegment sales and transfers are made at established intersegment selling prices generally intended to approximate selling prices to unrelated parties. Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer excludes matters such as charges for restructuring costs, interest income and expense, and certain gains and losses from asset dispositions.
To provide better focus and alignment of its business segment operations, Woodward moved the development and manufacture of systems and components for steam turbine markets from Engine Systems to Turbine Systems in the fourth quarter of fiscal year 2009. All segment information for the fiscal year ended September 30, 2008, has been recast to reflect the realigned segment structure. The quarterly information by segment included in Note 21, Supplemental quarterly financial data (Unaudited) for the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009 has also been recast to reflect the realigned segment structure.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
A summary of total segment net sales and consolidated earnings before income taxes follows:

	Year Ended September 30,
	2010	2009	2008
Segment net sales:
Turbine Systems
External net sales	$601,376	$617,950	$616,188
Intersegment sales	9,457	14,272	18,470

Total segment net sales	610,833	632,222	634,658
Airframe Systems
External net sales	376,182	319,009	—
Intersegment sales	3,102	2,947	—

Total segment net sales	379,284	321,956	—
Electrical Power Systems
External net sales	186,791	195,000	222,723
Intersegment sales	43,540	48,146	66,571

Total segment net sales	230,331	243,146	289,294
Engine Systems
External net sales	292,681	298,166	419,293
Intersegment sales	33,987	42,829	50,139

Total segment net sales	326,668	340,995	469,432
Consolidated
External net sales	1,457,030	1,430,125	1,258,204
Intersegment sales	90,086	108,194	135,180

Total segment net sales	$1,547,116	$1,538,319	$1,393,384

Segment earnings:
Turbine Systems	$142,993	$136,120	$128,930
Airframe Systems	11,578	11,023	—
Electrical Power Systems	24,268	35,891	42,303
Engine Systems	27,346	18,454	43,737

Total segment earnings	206,185	201,488	214,970
Nonsegment expenses	(22,434)	(46,514)	(30,671)
Interest expense and income, net	(28,876)	(32,498)	(1,714)

Consolidated earnings before income taxes	$154,875	$122,476	$182,585

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Segment assets consist of accounts receivable, inventories, property, plant, and equipment — net, goodwill, and other intangibles — net. A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	At or for the year ended September 30,
	2010	2009	2008
Segment assets:
Turbine Systems	$347,188	$344,789	$378,021
Airframe Systems	748,297	801,300	—
Electrical Power Systems	156,788	135,808	133,928
Engine Systems	204,495	200,226	235,604

Total segment assets	1,456,768	1,482,123	747,553
Unallocated corporate property, plant and equipment, net	6,111	6,857	13,226
Other unallocated assets	200,354	207,442	166,238

Consolidated total assets	$1,663,233	$1,696,422	$927,017

Segment depreciation and amortization:
Turbine Systems	$12,890	$13,861	$14,586
Airframe Systems	40,199	27,489	—
Electrical Power Systems	5,581	5,505	6,002
Engine Systems	13,106	14,240	13,034

Total segment depreciation and amortization	71,776	61,095	33,622
Unallocated corporate amounts	3,840	2,853	1,828

Consolidated depreciation and amortization	$75,616	$63,948	$35,450

Segment capital expenditures:
Turbine Systems	$8,678	$5,301	$17,710
Airframe Systems	5,745	6,828	—
Electrical Power Systems	7,218	11,227	4,531
Engine Systems	3,681	3,414	14,817

Total segment capital expenditures	25,322	26,770	37,058
Unallocated corporate amounts	2,782	2,177	458

Consolidated capital expenditures	$28,104	$28,947	$37,516

Sales to General Electric were made by all of Woodward’s segments and totaled approximately 15% of net sales in fiscal year 2010, 17% of net sales in fiscal year 2009, and 17% of net sales in fiscal year 2008. Sales to Caterpillar were made by three of Woodward’s segments and totaled approximately 5% of net sales in fiscal year 2010, 5% of net sales in fiscal year 2009, and 10% of net sales in fiscal year 2008.
Accounts receivable from General Electric totaled approximately 14% and 15% of accounts receivable at September 30, 2010 and 2009, respectively.
External net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

	Year Ended September 30,
	2010	2009	2008

United States	$797,826	$730,545	$528,318
Europe	377,094	406,910	433,101
Asia	191,761	188,958	198,086
Other countries	90,349	103,712	98,699

Consolidated external net sales	$1,457,030	$1,430,125	$1,258,204

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Property, plant, and equipment — net by geographical area, as determined by the physical location of the assets, were as follows:

	At September 30,
	2010	2009
United States	$135,826	$149,342
Germany	29,340	34,756
Other countries	28,358	24,787

Consolidated property, plant and equipment	$193,524	$208,885

Note 21. Supplemental quarterly financial data (Unaudited)
Quarterly results for the fiscal years ended September 30, 2010 and September 30, 2009 follow:

	2010 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$339,308	$349,352	$356,367	$412,003
Gross margin (1)	99,756	105,036	106,401	124,321
Earnings before income taxes	31,490	35,818	38,052	49,515
Net Earnings:
Net earnings attributable to Woodward (2)	22,356	24,068	31,745	32,675
Net earnings attributable to noncontrolling interests	90	108	120	—
Earnings per share attributable to Woodward:
Basic earnings per share attributable to Woodward	0.33	0.35	0.46	0.48
Diluted earnings per share attributable to Woodward	0.32	0.34	0.45	0.47
Cash dividends per share	0.06	0.06	0.06	0.06

	2009 Fiscal Quarters
	First	Second	Third	Fourth
Net sales (3)	$344,744	$334,661	$386,193	$364,527
Gross margin (1)(3)(5)	100,458	99,122	99,099	102,351
Earnings before income taxes (3)(4)(5)	38,158	24,855	26,557	32,906
Net Earnings:
Net earnings attributable to Woodward (2)	27,064	18,474	24,997	23,817
Net earnings (losses) attributable to noncontrolling interests	39	48	(136)	113
Earnings per share attributable to Woodward:
Basic earnings per share attributable to Woodward	0.40	0.27	0.37	0.35
Diluted earnings per share attributable to Wooward	0.39	0.27	0.36	0.34
Cash dividends per share	0.06	0.06	0.06	0.06

Notes:

1.	Gross margin represents net sales less cost of goods sold excluding amortization expense.

2.	Woodward recognized $6,416 of benefit related to favorable resolutions of prior year tax matters and the completion of certain internal revaluation assessments in the third quarter of fiscal year 2010. In the third quarter of fiscal year 2009, Woodward recognized $4,992 of benefit related to favorable resolutions of prior year tax matters.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
3.	On April 3, 2009, Woodward acquired HRT, including its F&P product line, which was sold on August 10, 2009. The F&P results included in Woodward’s fiscal year 2009 quarterly results follow:

	Third	Fourth	Total
Net Sales	$5,917	$3,703	$9,620
Earnings before income taxes	2,041	1,856	3,897

4.	Woodward recognized pre-tax non-acquisition related restructuring and other charges of $15,159 during the second quarter of fiscal year 2009. These charges included $14,254 of workforce management related costs associated with the strategic realignment of global workforce capacity and $905 for an impairment loss related to the sale of a building that is being vacated. Also in the second quarter of fiscal year 2009, Woodward recognized other special charges of $1,446 as a direct result of the economic downturn, including $1,255 of inventory write-downs related specifically to order cancellations and included in cost of goods sold.

5.	Woodward recognized $12,500 of pre-tax charges during the third quarter of fiscal year 2009 related to the purchase accounting basis step-up of inventory acquired as part of the HRT acquisition.

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)
Quarterly results by segment, recast to reflect the realigned segment structure, for the fiscal years ended September 30, 2010 and September 30, 2009 follow:

	2010 Fiscal Quarters
	First	Second	Third	Fourth
Total segment net sales:
Turbine Systems	$142,416	$147,113	$151,168	$170,136
Airframe Systems	91,727	90,873	94,127	102,557
Electrical Power Systems	56,803	54,527	47,280	71,721
Engine Systems	67,879	78,223	86,066	94,500

Total	$358,825	$370,736	$378,641	$438,914

Intersegment sales:
Turbine Systems	$2,330	$2,269	$2,545	$2,313
Airframe Systems	678	613	609	1,202
Electrical Power Systems	7,922	10,863	11,133	13,622
Engine Systems	8,587	7,639	7,987	9,774

Total	$19,517	$21,384	$22,274	$26,911

External net sales:
Turbine Systems	$140,086	$144,844	$148,623	$167,823
Airframe Systems	91,049	90,260	93,518	101,355
Electrical Power Systems	48,881	43,664	36,147	58,099
Engine Systems	59,292	70,584	78,079	84,726

Total	$339,308	$349,352	$356,367	$412,003

Segment earnings:
Turbine Systems	$32,074	$32,355	$35,934	$42,630
Airframe Systems	2,409	4,976	2,852	1,341
Electrical Power Systems	7,323	4,859	3,072	9,014
Engine Systems	3,235	6,147	9,131	8,833

Total	$45,041	$48,337	$50,989	$61,818

Earnings reconciliation:
Total segment earnings	$45,041	$48,337	$50,989	$61,818
Nonsegment expenses	(5,410)	(5,315)	(6,085)	(5,624)
Interest expense and income, net	(8,141)	(7,204)	(6,852)	(6,679)

Consolidated earnings before income taxes	$31,490	$35,818	$38,052	$49,515

WOODWARD GOVERNOR COMPANY
Notes to Consolidated Financial Statements — Continued
(amounts in thousands, except per share)

	2009 Fiscal Quarters
	First	Second	Third	Fourth
Total segment net sales:
Turbine Systems	$156,819	$168,043	$159,007	$148,353
Airframe Systems	52,318	51,610	107,676	110,352
Electrical Power Systems	61,842	58,521	69,065	53,718
Engine Systems	105,294	85,234	76,629	73,838

Total	$376,273	$363,408	$412,377	$386,261

Intersegment sales:
Turbine Systems	$4,537	$3,472	$3,114	$3,149
Airframe Systems	658	701	803	785
Electrical Power Systems	13,925	13,300	11,745	9,176
Engine Systems	12,409	11,274	10,522	8,624

Total	$31,529	$28,747	$26,184	$21,734

External net sales:
Turbine Systems	$152,282	$164,571	$155,893	$145,204
Airframe Systems	51,660	50,909	106,873	109,567
Electrical Power Systems	47,917	45,221	57,320	44,542
Engine Systems	92,885	73,960	66,107	65,214

Total	$344,744	$334,661	$386,193	$364,527

Segment earnings (losses):
Turbine Systems	$33,244	$37,635	$33,263	$31,978
Airframe Systems	1,801	3,233	(5,990)	11,979
Electrical Power Systems	9,166	9,137	12,501	5,087
Engine Systems	7,586	4,882	3,912	2,074

Total	$51,797	$54,887	$43,686	$51,118

Earnings reconciliation:
Total segment earnings	$51,797	$54,887	$43,686	$51,118
Nonsegment expenses	(7,764)	(23,546)	(6,262)	(8,942)
Interest expense and income, net	(5,875)	(6,486)	(10,867)	(9,270)

Consolidated earnings before income taxes	$38,158	$24,855	$26,557	$32,906

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures
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
Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Furthermore, there have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010, the end of the Company’s most recent fiscal year.
Deloitte & Touche, LLP, an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2010, as stated in their report included in “Item 9a — Controls and Procedures.”
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
There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Woodward Governor Company
Fort Collins, Colorado
We have audited the internal control over financial reporting of Woodward Governor Company and subsidiaries (the “Company”) as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2010 of the Company and our report dated November 18, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
November 18, 2010

Item 9B.	Other Information
On September 23, 2010, the Compensation Committee of the Board of Directors of the Company selected the performance metrics and target payouts for annual short-term incentive awards to be made to the Company’s named executive officers under the Company’s existing Management Incentive Plan (the “MIP”). A summary description of the MIP is filed as Exhibit 10.2 to this Annual Report on Form 10-K.
In accordance with the terms of the MIP, the performance metrics for fiscal 2011 were selected by the Compensation Committee to be the following.
•	For the Company’s chief executive officer and chief financial officer:
•	Earnings per Share of the Company on a consolidated basis (70% weight); and
•	Free Cash Flow generated by the Company on a consolidated basis (30% weight).
•	For the Company’s other named executive officers, each of whom are business segment presidents:
•	The Company’s consolidated Earnings per Share (50% weight);
•	Free Cash Flow generated by the applicable business segment (16.67% weight);
•	On time delivery to customer request of the applicable business segment (16.67% weight); and
•	Product life cycle on-time to customer deliverables for the applicable business segment (16.66% weight).
The Compensation Committee will establish the specific threshold, target and stretch performance criteria at its November 2010 meeting in accordance with and pursuant to the terms of the MIP. Depending on the determination of and achievement of these performance criteria, payout at target for the MIP awards for 2011 would be as follows:

2011 Target Payout
Named Executive Officer	(% of Base Salary)
Thomas A. Gendron	100%
Robert F. Weber, Jr.	70%
Dennis Benning	60%
Martin Glass	60%
Gerhard Lauffer	60%
In addition, on November 17, 2010, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved certain amendments (the “Amendment”) to the Company’s agreement with one of its named executive officers, Dennis Benning, President, Airframe Systems. The Compensation Committee determined that as a result of the acquisition of HR Textron, Inc. (now Woodward HRT, Inc.), which was not contemplated at the time of the original agreement with Mr. Benning, that the Amendment was appropriate to take into consideration Mr. Benning’s oversight of the Company’s entire Airframe Systems business segment, including both Woodward MPC, Inc., and Woodward HRT, Inc.
The Amendment clarifies that the duration of Mr. Benning’s assignment with the Company will continue until such time as a successor has been duly appointed by the Company. In addition, the performance bonus amount Mr. Benning will be eligible to receive upon successful completion of his assignment was increased to $250,000, less applicable withholdings. A copy of the confirmation of the Amendment (assignment extension letter between the Company and Mr. Benning) is filed as Exhibit 10.28 to this Annual Report on Form 10-K.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees — Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held January 26, 2011 and is incorporated herein by reference.
The information required by this item relating to our executive officers and other corporate officers is included under the caption “Executive Officers of the Registrant” in Item 1 of this report.
We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and our principal financial and accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is www.woodward.com, and the code of ethics may be found from our main Web page by clicking first on “Investor Information” and then on “Corporate Governance,” and then on “Woodward Codes of Business Conduct and Ethics.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information to our Website, at the address and location specified above.

Item 11.	Executive Compensation
Information regarding executive compensation is under the captions “Board Meetings and Committees — Director Compensation,” “Board Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2011, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Woodward Stock,” and “Executive Compensation — Equity Compensation Plan Information (as of September 30, 2010),” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2011, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under “Board Meetings and Committees — Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held January 26, 2011 is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders — Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2011, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.
(a) (3) Exhibits Filed as Part of This Report:

2.1
Stock Purchase Agreement, dated August 19, 2008, by and among Woodward Governor Company, MPC Products Corporation, Techni-Core, Inc., The Successor Trustees of the Joseph M. Roberti Revocable Trust dated December 29, 1992, Maribeth Gentry, as Successor Trustee of the Vincent V. Roberti Revocable Trust dated April 4, 1991 and the individuals and entities named in Schedule I thereto, filed as Exhibit 10.1 to Current Report on Form 8-K filed August 21, 2008 and incorporated herein by reference

2.2
Amendment No. 1, dated October 1, 2008, to the Stock Purchase Agreement, dated August 19, 2008, by and among Woodward Governor Company, MPC Products Corporation, Techni-Core, Inc., The Successor Trustees of the Joseph M. Roberti Revocable Trust dated December 29, 1992, Maribeth Gentry, as Successor Trustee of the Vincent V. Roberti Revocable Trust dated April 4, 1991 and the individuals and entities named in Schedule I thereto, filed as Exhibit 10.6 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

2.3
Purchase and Sale Agreement, dated February 27, 2009, by and among Textron Inc., Textron Limited, Woodward Governor Company and Woodward (U.K.) Limited, filed as Exhibit 10.1 to Current Report on Form 8-K filed March 4, 2009 and incorporated herein by reference

2.4
Letter dated June 5, 2009 amending the Purchase and Sale Agreement, dated February 27, 2009, by and among Textron Inc., Textron Limited, Woodward Governor Company and Woodward (U.K.) Limited, filed as Exhibit 2.1 to Quarterly Report on Form 10-Q filed July 24, 2009 and incorporated herein by reference

3.1	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

3.2	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

3.3	Amended and Restated Bylaws, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2008 and incorporated herein by reference

† 10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000 (File No. 000-08408) and incorporated herein by reference

*† 10.2	Summary Description of Management Incentive Plan, filed as an exhibit.

10.3	Note Purchase Agreement dated October 15, 2001, filed as Exhibit 4 to Quarterly Report on Form 10-Q filed February 8, 2002 (File No. 000-08408) and incorporated herein by reference

† 10.4	2002 Stock Option Plan, effective January 1, 2002, filed as Exhibit 10(iii) to Quarterly Report on Form 10-Q filed May 9, 2002 (File No. 000-08408) and incorporated herein by reference

† 10.5
Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Annual Report on Form 10-K filed December 9, 2002 (File No. 000-08408) and incorporated herein by reference

† 10.6	Summary of Non-Employee Director Meeting Fees and Compensation, filed as Exhibit 10.7 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

† 10.7	Material Definitive Agreement with Thomas A. Gendron, filed as Exhibit 10.9 to Annual Report on Form 10-K filed November 20, 2009 and incorporated herein by reference

† 10.8	Material Definitive Agreement with Robert F. Weber, Jr., filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 20, 2009 and incorporated herein by reference

† 10.9	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006 (File No. 333-133640) and incorporated herein by reference

† 10.10	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Quarterly Report on Form 10-Q filed July 25, 2007 and incorporated herein by reference

† 10.11	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Current Report on Form 8-K filed November 21, 2007 and incorporated herein by reference

10.12	Second Amended and Restated Credit Agreement, filed as Exhibit 99.1 to Current Report on Form 8-K filed October 31, 2007 and incorporated herein by reference

† 10.13	Summary of Executive Officer Compensation, filed as Exhibit 10.16 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

† 10.14	Dennis Benning Post Retirement Relocation Agreement, filed as Exhibit 10.17 to Annual Report on Form 10-K filed November 29, 2007 and incorporated herein by reference

† 10.15	Dennis Benning Promotion Letter dated October 1, 2008, filed as Exhibit 10.18 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

† 10.16	Chad Preiss Promotion Letter dated October 1, 2008, filed as Exhibit 10.19 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

10.17
Term Loan Credit Agreement, dated October 1, 2008, by and among Woodward Governor Company, the institutions from time to time parties thereto as lenders and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

10.18
Note Purchase Agreement, dated October 1, 2008, by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

10.19
Amendment No. 1, dated October 1, 2008, to the Note Purchase Agreement, dated as of October 15, 2001 by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.3 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

10.20
Amendment No. 2 and Consent, dated October 1, 2008, to the Second Amended and Restated Credit Agreement, dated as of October 25, 2007, by and among Woodward Governor Company, certain foreign subsidiary borrowers of Woodward Governor Company from time to time parties thereto, the institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, National Association, as administrative agent, Wachovia Bank N.A. and Wells Fargo Bank N.A., as syndication agents, and Deutsche Bank Securities Inc., as documentation agent, filed as Exhibit 10.4 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

10.21
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 30, 2009, by and among Woodward Governor Company, the financial institutions party to the credit agreement referenced therein, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 23, 2009 and incorporated herein by reference

10.22
Amendment No. 1 to Term Loan Credit Agreement, dated as of March 30, 2009, by and among Woodward Governor Company, the financial institutions party to credit agreement referenced therein, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed April 23, 2009 and incorporated herein by reference

10.23
Term Loan Credit Agreement, dated April 3, 2009, by and among Woodward Governor Company, the institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed April 8, 2009 and incorporated herein by reference

10.24
Note Purchase Agreement, dated April 3, 2009, by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed April 8, 2009 and incorporated herein by reference

† 10.25
Form of Change in Control Agreement for the Company’s principal executive officer and principal financial officer, filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 18, 2009 and incorporated herein by reference

† 10.26
Form of Change in Control Agreement for the Company’s named executive officers other than the Company’s principal executive officer and principal financial officer, filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 18, 2009 and incorporated herein by reference

*† 10.27	Executive Benefit Plan, as amended and restated, filed as an exhibit

*† 10.28	Dennis Benning Confirmation of Assignment Extension Letter dated November 17, 2010, filed as an exhibit

14.1	Code of Ethics, filed as Exhibit 14 to Annual Report on Form 10-K filed on December 10, 2003 and incorporated herein by reference

* 21.1	Subsidiaries, filed as an exhibit

* 23.1	Consent of current Independent Registered Public Accounting Firm, filed as an exhibit

* 31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit

* 31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit

* 32.1	Section 1350 certifications, filed as an exhibit

* 101.1
The following materials from Woodward Governor Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text, and (vii) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

*	Filed as an exhibit

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD GOVERNOR COMPANY
Date: November 18, 2010	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 18, 2010	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Cohn John D. Cohn	Director	November 18, 2010

/s/ Paul Donovan Paul Donovan	Director	November 18, 2010

/s/ Thomas A. Gendron Thomas A. Gendron	Chairman of the Board and Director	November 18, 2010

/s/ John A. Halbrook John A. Halbrook	Director	November 18, 2010

/s/ Michael H. Joyce Michael H. Joyce	Director	November 18, 2010

/s/ Mary L. Petrovich Mary L. Petrovich	Director	November 18, 2010

/s/ Larry E. Rittenberg Larry E. Rittenberg	Director	November 18, 2010

/s/ James R. Rulseh James R. Rulseh	Director	November 18, 2010

/s/ Ronald M. Sega Ronald M. Sega	Director	November 18, 2010

/s/ Michael T. Yonker Michael T. Yonker	Director	November 18, 2010

WOODWARD GOVERNOR COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2010, 2009, and 2008
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other	Deductions	Balance at
Description	Year	Expenses	Accounts (a)	(b)	End of Year
Allowance for doubtful accounts:
Fiscal year 2010	$2,660	$431	$74	$(937)	$2,228
Fiscal year 2009	1,648	1,274	1,003	(1,265)	2,660
Fiscal year 2008	1,886	415	71	(724)	1,648

Notes:

(a)	Includes recoveries of accounts previously written off.

(b)	Represents accounts written off and foreign currency exchange rate adjustments. Currency translation adjustments resulted in a decrease in the reserve of $37 in fiscal year 2010, an increase in the reserve of $16 in fiscal year 2009, and a decrease in the reserve of $48 in fiscal year 2008.