Form 10-Q
period 2010-12-31
WOODWARD GOVERNOR CO
filed 2011-01-25
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of January 20, 2011, 68,747,983 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ending
	December 31,
	2010	2009

Net sales	$365,075	$339,308
Costs and expenses:
Cost of goods sold	261,177	239,552
Selling, general and administrative expenses	32,666	32,835
Research and development costs	23,738	18,314
Amortization of intangible assets	8,543	9,181
Interest expense	6,501	8,251
Interest income	(123)	(110)
Other (income) expense, net	1,098	(205)

Total costs and expenses	333,600	307,818

Earnings before income taxes	31,475	31,490
Income tax expense	9,076	9,044

Net earnings	22,399	22,446
Earnings attributable to noncontrolling interest, net of taxes	—	(90)

Net earnings attributable to Woodward	$22,399	$22,356

Earnings per share (Note 3):
Basic earnings per share attributable to Woodward	$0.33	$0.33
Diluted earnings per share attributable to Woodward	$0.32	$0.32

Weighted Average Common Shares Outstanding (Note 3):
Basic	68,811	68,361
Diluted	70,181	69,710
Cash dividends per share paid to Woodward common stockholders	$0.060	$0.060
See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three-Months Ending
	December 31,
	2010	2009

Comprehensive earnings attributable to Woodward:
Net earnings attributable to Woodward	$22,399	$22,356
Other comprehensive earnings:
Foreign currency translation adjustments	(2,380)	(3,100)
Reclassification of realized losses on derivatives to earnings	59	71
Minimum retirement benefit liability adjustment	(28)	9
Taxes on changes in other comprehensive earnings	116	447

Comprehensive earnings attributable to Woodward	20,166	19,783

Comprehensive earnings attributable to noncontrolling interest:
Net earnings attributable to noncontrolling interest	—	90
Foreign currency translation adjustments, net of tax	—	42

Comprehensive earnings attributable to noncontrolling interest	—	132

Total comprehensive earnings	$20,166	$19,915

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2010	September 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$61,308	$105,579
Accounts receivable, less allowance for losses of $2,194 and $2,228, respectively	222,241	248,513
Inventories	325,964	295,034
Income taxes receivable	13,633	18,170
Deferred income tax assets	32,741	33,689
Other current assets	23,966	18,157

Total current assets	679,853	719,142
Property, plant and equipment, net	191,800	193,524
Goodwill	438,099	438,594
Intangible assets, net	283,504	292,149
Deferred income tax assets	6,328	8,623
Other assets	10,349	11,201

Total assets	$1,609,933	$1,663,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$22,099
Current portion of long-term debt	18,473	18,493
Accounts payable	94,054	107,468
Income taxes payable	5,845	5,453
Accrued liabilities	86,340	109,052

Total current liabilities	204,712	262,565
Long-term debt, less current portion	412,656	425,250
Deferred income tax liabilities	88,052	88,249
Other liabilities	86,482	83,975

Total liabilities	791,902	860,039

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	76,649	73,915
Accumulated other comprehensive earnings	4,109	6,342
Deferred compensation	4,923	4,888
Retained earnings	854,182	835,919

	939,969	921,170
Treasury stock at cost, 4,212 shares and 4,223 shares, respectively	(117,015)	(113,088)
Treasury stock held for deferred compensation, at cost, 356 shares and 356 shares, respectively	(4,923)	(4,888)

Total stockholders’ equity	818,031	803,194

Total liabilities and stockholders’ equity	$1,609,933	$1,663,233

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three-Months Ending
	December 31,
	2010	2009

Cash flows from operating activities:
Net earnings	$22,399	$22,446
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,897	18,936
Net loss on sales of assets	12	154
Stock-based compensation	2,304	2,540
Excess tax benefits from stock-based compensation	(2,230)	(288)
Deferred income taxes	3,133	9,014
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	59	71
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	24,256	30,820
Inventories	(31,514)	6,196
Accounts payable and accrued liabilities	(34,739)	(19,266)
Current income taxes	7,176	(1,011)
Retirement benefit obligations	(2,080)	(1,737)
Other	(496)	(6,606)

Net cash provided by operating activities	7,177	61,269

Cash flows from investing activities:
Payments for property, plant and equipment	(10,213)	(8,980)
Proceeds from the sale of other assets	2	66
Business acquisitions, net of cash acquired	—	(25,000)

Net cash used in investing activities	(10,211)	(33,914)

Cash flows from financing activities:
Cash dividends paid	(4,136)	(4,102)
Proceeds from sales of treasury stock	1,095	809
Payments for repurchases of common stock	(6,837)	—
Excess tax benefits from stock compensation	2,230	288
Borrowings on revolving lines of credit and short-term borrowings	26,693	30,610
Payments on revolving lines of credit and short-term borrowings	(46,275)	(30,610)
Payments of long-term debt	(12,589)	(47,589)

Net cash used in financing activities	(39,819)	(50,594)

Effect of exchange rate changes on cash and cash equivalents	(1,418)	(1,004)

Net change in cash and cash equivalents	(44,271)	(24,243)
Cash and cash equivalents at beginning of period	105,579	100,863

Cash and cash equivalents at end of period	$61,308	$76,620

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of shares				Stockholders’ equity
							Accumulated other comprehensive earnings
										Total
				Treasury			Foreign	Unrealized	Minimum	accumulated				Treasury	Noncontrolling
				stock held for		Additional	currency	derivative	retirement	other			Treasury	stock held for	interest in	Total
	Preferred	Common	Treasury	deferred	Common	paid-in	translation	gains	benefit liability	comprehensive	Deferred	Retained	stock at	deferred	consolidated	stockholders’
	stock	stock	stock	compensation	stock	capital	adjustments	(losses)	adjustments	earnings	compensaton	earnings	cost	compensation	subsidiary	equity

Balances as of September 30, 2009	—	72,960	(4,621)	(389)	$106	$73,197	$29,464	$(801)	$(18,534)	$10,129	$4,904	$741,505	$(115,478)	$(4,904)	$2,056	$711,515
Net earnings	—	—	—	—	—	—	—	—	—	—	—	22,356	—	—	90	22,446
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(4,102)	—	—	—	(4,102)
Sale of Treasury Stock	—	—	69	—	—	(130)	—	—	—	—	—	—	940	—	—	810
Tax benefit attributable to exercise of stock options	—	—	—	—	—	288	—	—	—	—	—	—	—	—	—	288
Stock-based compensation	—	—	—	—	—	2,540	—	—	—	—	—	—	—	—	—	2,540
Purchase of stock by deferred compensation plan	—	—	—	(1)	—	—	—	—	—	—	23	—	—	(23)	—	—
Distribution of stock from deferred compensation plan	—	—	—	3	—	—	—	—	—	—	(51)	—	—	51	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(3,100)	—	—	(3,100)	—	—	—	—	65	(3,035)
Reclassification of unrecognized losses to earnings	—	—	—	—	—	—	—	71	—	71	—	—	—	—	—	71
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	9	9	—	—	—	—	—	9
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	474	(27)	—	447	—	—	—	—	(23)	424

Balances as of December 31, 2009	—	72,960	(4,552)	(387)	$106	$75,895	$26,838	$(757)	$(18,525)	$7,556	$4,876	$759,759	$(114,538)	$(4,876)	$2,188	$730,966

Balances as of September 30, 2010	—	72,960	(4,223)	(356)	$106	$73,915	$23,152	$(627)	$(16,183)	$6,342	$4,888	$835,919	$(113,088)	$(4,888)	$—	$803,194
Net earnings	—	—	—	—	—	—	—	—	—	—	—	22,399	—	—	—	22,399
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(4,136)	—	—	—	(4,136)
Purchases of Treasury Stock	—	—	(242)	—	—	—	—	—	—	—	—	—	(7,961)	—	—	(7,961)
Sale of Treasury Stock	—	—	252	—	—	(1,813)	—	—	—	—	—	—	4,034	—	—	2,221
Tax benefit attributable to exercise of stock options	—	—	—	—	—	2,230	—	—	—	—	—	—	—	—	—	2,230
Stock-based compensation	—	—	—	—	—	2,304	—	—	—	—	—	—	—	—	—	2,304
Purchase of stock by deferred compensation plan	—	—	1	(1)	—	13	—	—	—	—	46	—	—	(46)	—	13
Distribution of stock from deferred compensation plan	—	—	—	1	—	—	—	—	—	—	(11)	—	—	11	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(2,380)	—	—	(2,380)	—	—	—	—	—	(2,380)
Reclassification of unrecognized losses to earnings	—	—	—	—	—	—	—	59	—	59	—	—	—	—	—	59
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(28)	(28)	—	—	—	—	—	(28)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	138	(22)	—	116	—	—	—	—	—	116

Balances as of December 31, 2010	—	72,960	(4,212)	(356)	$106	$76,649	$20,910	$(590)	$(16,211)	$4,109	$4,923	$854,182	$(117,015)	$(4,923)	$—	$818,031

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 1. Basis of presentation
The Condensed Consolidated Financial Statements of Woodward Governor Company (“Woodward” or the “Company”) as of December 31, 2010 and for the three-months ending December 31, 2010 and December 31, 2009, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2010, and the results of operations, cash flows, and changes in equity for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2010 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended. The results of operations for the three-months ending December 31, 2010 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Woodward’s most recent Annual Report on Form 10-K filed with the SEC and other financial information filed with the SEC.
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
The Condensed Consolidated Statements of Cash Flows for the three-months ending December 31, 2009 has been adjusted to conform to the three-months ending December 31, 2010 presentation. The change in “Retirement benefit obligations” presented in “Cash flows from operating activities” has been reclassed from “Other.”
Note 2. Recent accounting pronouncements
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).
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
ASU 2009-13 and ASU 2009-14 were adopted by Woodward on October 1, 2010. The adoption did not impact the identification of or the accounting for units of accounting, including the pattern and timing of revenue recognition and is not expected to have a significant impact on Woodward’s financial position, results of operations or cash flows in future periods. Woodward does not generally sell its products and services through arrangements that include multiple-deliverable arrangements and had no significant multiple-deliverable arrangements as of December 31, 2010.

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions, and requires certain disclosures regarding the use of the milestone method.
ASU 2010-17 was adopted by Woodward on October 1, 2010. The adoption did not impact the pattern and timing of revenue recognition and is not expected to have a significant impact on Woodward’s financial position, results of operations or cash flows in future periods. For certain development services provided to customers under funded long and short-term development contracts, Woodward recognizes revenue based on completion of substantive milestones determined based on the individual facts and circumstances of each arrangement. Total revenues recognized by Woodward based upon completion of substantive milestones as prescribed by ASU 2010-17 was $364 for the three-months ending December 31, 2010.
Note 3. Earnings per share
Basic earnings per share attributable to Woodward is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period.
Diluted earnings per share attributable to Woodward reflects the weighted average number of shares outstanding after the assumed conversion of all dilutive securities.
The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted:

	Three-Months Ending
	December 31,
	2010	2009
Numerator:
Net earnings attributable to Woodward	$22,399	$22,356

Denominator:
Basic shares outstanding	68,811	68,361
Dilutive effect of employee stock options	1,370	1,349

Diluted shares outstanding	70,181	69,710

Income per common share:
Basic earnings per share attribuable to Woodward	$0.33	$0.33

Diluted earnings per share attributable to Woodward	$0.32	$0.32

The following stock option grants were outstanding during the three-months ending December 31, 2010 and 2009, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ending
	December 31,
	2010	2009
Options	5	447

Weighted-average option price	$29.08	$32.53

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included weighted-average treasury stock shares held for deferred compensation obligations of $356 and $388 for the three-months ending December 31, 2010 and 2009, respectively.

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 4. Financial instruments and fair value measurements
The estimated fair values of Woodward’s financial instruments were as follows:

	At December 31, 2010		At September 30, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Cost	Fair Value	Cost
Cash and cash equivalents	$61,308	$61,308	$105,579	$105,579
Investments in deferred compensation program	6,259	6,259	5,633	5,633
Short-term borrowings	—	—	(22,099)	(22,099)
Long-term debt, including current portion	(484,652)	(431,078)	(506,120)	(443,673)
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
The fair values of short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts because such borrowings are expected to be repaid or settled within a short period of time, for the carrying amount of the obligation.
The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were 3.1% at December 31, 2010 and 2.9% at September 30, 2010.
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

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value. Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2010.

	At December 31, 2010				At September 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$1,007	$—	$—	$1,007	$50,360	$—	$—	$50,360
Trading securities	6,259	—	—	6,259	5,633	—	—	5,633
Foreign exchange forward contract	—	—	—	—	—	579	—	579

Total financial assets	$7,266	$—	$—	$7,266	$55,993	$579	$—	$56,572

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
Forward contracts: As of September 30, 2010, Woodward was a party to a forward contract. The fair value of the derivative instrument was derived from published foreign currency exchange rates as of September 30, 2010. The forward contract was settled in December 2010, resulting in a realized loss of $1,033.
Note 5. Derivative instruments and hedging activities
Woodward is exposed to global market risks, including the effect of changes in interest rates, foreign currency exchange rates, changes in certain commodity prices and fluctuations in various producer indices. From time to time, Woodward enters into derivative instruments for risk management purposes only, including derivatives designated as accounting hedges and/or those utilized as economic hedges. Woodward uses interest rate related derivative instruments to manage its exposure to fluctuations of interest rates. Woodward does not enter into or issue derivatives for trading or speculative purposes.
By using derivative and/or hedging instruments to manage its risk exposure, Woodward is subject, from time to time, to credit risk and market risk on those derivative instruments. Credit risk arises from the potential failure of the counterparty to perform under the terms of the derivative and/or hedging instrument. When the fair value of a derivative contract is positive, the counterparty owes Woodward, which creates credit risk for Woodward. Woodward mitigates this credit risk by entering into transactions with only credit worthy counterparties. Market risk arises from the potential adverse effects on the value of derivative and/or hedging instruments that result from a change in interest rates, commodity prices, or foreign currency exchange rates. Woodward mitigates this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
Woodward did not entered into any hedging transactions during the three-months ending December 31, 2010 and was not a party to any derivative instruments as of December 31, 2010. As of September 30, 2010, Woodward was a party to the forward foreign currency exchange contract described below, in the section captioned “Derivatives in foreign currency relationships,” which was settled in December 2010.
Derivatives in fair value hedging relationships
In 2002, Woodward entered into certain interest rate swaps that were designated as fair value hedges of its long-term debt consisting of senior notes due in October 2011. The discontinuance of these interest rate swaps resulted in gains that are recognized as a reduction of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the gain is presented as an adjustment to long-term debt. The amount of gain recognized as a component of interest expense was $19 and $33 in the three-months ending December 31, 2010 and December 31, 2009, respectively.

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Derivatives in cash flow hedging relationships
In 2001, Woodward entered into treasury lock agreements that were designated as cash flow hedges of its long-term debt. The objective of these derivatives was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of the senior notes due in October 2011. The discontinuance of these treasury lock agreements resulted in losses that are recognized as an increase of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the loss is recorded in accumulated other comprehensive earnings. The amount of loss recognized as a component of interest expense was $16 and $28 in the three-months ending December 31, 2010 and December 31, 2009, respectively.
In September 2008, the Company entered into treasury lock agreements with a notional amount totaling $100,000 that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of the Series C and D Notes. The hedges were terminated prior to September 30, 2008, resulting in a realized gain of approximately $108, and the gain was recorded in accumulated other comprehensive earnings as of September 30, 2008, net of tax. The realized gain on the termination of the treasury lock agreements is being recognized as a reduction of interest expense over a seven-year period on the hedged Series C and D Notes, which were issued on October 1, 2008, using the effective interest method. The amount of gain recognized as a component of interest expense was $4 in both the three-months ending December 31, 2010 and December 31, 2009.
In March 2009, Woodward entered into LIBOR lock agreements with a total notional amount of $50,000 that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the then expected issuance of the Series E and F Notes. The hedges were terminated in March 2009, resulting in a loss of $1,308. The realized loss was recorded in accumulated other comprehensive earnings, net of tax. The realized loss on the terminated LIBOR lock agreements is being recognized as an increase of interest expense over a seven-year period on the hedged Series E and F Notes, which were issued on April 3, 2009, using the effective interest method. The amount of loss recognized as a component of interest expense was $47 in both the three-months ending December 31, 2010 and December 31, 2009.
Derivatives in foreign currency relationships
In September 2010, Woodward entered into a foreign currency exchange rate contract to purchase €39,000 for approximately $52,549 in early December 2010. An unrealized gain of $579 on this derivative was carried at fair market value in “Other current assets” as of September 30, 2010. In December 2010, a loss of $1,033 was realized on the settlement of this forward contract.
In September 2009, Woodward entered into a foreign currency exchange rate contract to purchase €7,900 for approximately $11,662 in early October 2009. In October 2009, a loss of $71 was realized on the settlement of this forward contract.
The objective of these derivative instruments, which were not designated as accounting hedges, was to limit the risk of foreign currency exchange rate fluctuations on certain short-term intercompany loan balances. The resulting foreign currency gains realized on the repayment of the short-term intercompany loan balances were recorded in selling, general and administrative expenses and offset the corresponding realized losses on the foreign currency exchange rate contracts.

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The following table discloses the remaining unrecognized gains and losses and recognized gains associated with derivative instruments in Woodward’s Condensed Consolidated Balance Sheets:

	December 31,	September 30,
	2010	2010
Derivatives designated as hedging instruments	Unrecognized Gain (Loss)
Classified in accumulated other comprehensive earnings	$(952)	$(1,011)
Classified in current and long-term debt	51	70

	$(901)	$(941)

Derivatives not designated as hedging instruments	Recognized Gain
Classified in other current assets	$—	$579

The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ending December 31, 2010			Three-Months Ending December 31, 2009
				Amount of Gain			Amount of Gain
		Amount of	Amount of Gain	(Loss)	Amount of	Amount of Gain	(Loss)
		Income	(Loss)	Reclassified	Income	(Loss)	Reclassified
		(Expense)	Recognized in	from	(Expense)	Recognized in	from
	Location of Gain	Recognized in	Accumulated	Accumulated	Recognized in	Accumulated	Accumulated
	(Loss) Recognized	Earnings on	OCI on	OCI into	Earnings on	OCI on	OCI into
Derivatives in:	in Earnings	Derivative	Derivative	Earnings	Derivative	Derivative	Earnings

Fair value hedging relationships	Interest expense	$19	$—	$—	$33	$—	$—
Cash flow hedging relationships	Interest expense	(59)	—	(59)	(71)	—	(71)
Foreign currency relationships	Other income (expense)	(1,612)	—	—	102	—	—

		$(1,652)	$—	$(59)	$64	$—	$(71)

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of December 31, 2010, Woodward expects to reclassify $216 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 6. Supplemental statements of cash flows information

	Three-Months Ending
	December 31,
	2010	2009
Interest paid	$12,784	$14,128
Income taxes paid	3,587	4,490
Income tax refunds received	5,864	5,636
Non-cash activities:
Purchases of property, plant and equipment on account	926	1,789
Sales of assets on account	—	75
Cashless exercise of stock options	1,124	—
Reduction of accounts receivable and short-term borrowing due to the settlement of accounts receivable previously sold with recourse	1,706	—
Reduction to goodwill due to favorable resolution of lease termination recorded in restructuring reserve	103	—
Payment of director fees through issuance of treasury stock	15	—
During the first quarter of fiscal 2011, Woodward negotiated a favorable lease settlement against a restructuring accrual established in purchase accounting in connection with the fiscal year 2009 acquisition of MPC Products Corporation (“MPC Products”) and Techni-Core, Inc. (“Techni-Core” and together with MPC Products, “MPC”). The resulting benefit of $103 was recorded as a reduction to goodwill.
MPC Products, one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the Department of Justice (“DOJ”) regarding certain of its government contract pricing practices prior to June 2005. In the three-months ending December 31, 2009, MPC Products settled the criminal and civil claims related to the DOJ’s investigation and paid $25,000 in compensation and fines. The purchase price Woodward paid in connection with the acquisition of MPC Products was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above. Payment of this amount during the three-months ending December 31, 2009 is reflected as an investing activity in the accompanying Condensed Consolidated Statements of Cash Flows.
Note 7. Inventories

	December 31,	September 30,
	2010	2010
Raw materials	$34,607	$19,457
Work in progress	79,826	86,438
Component parts and finished goods	211,531	189,139

	$325,964	$295,034

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 8. Property, plant, and equipment — net

	December 31,	September 30,
	2010	2010

Land	$11,455	$11,372
Buildings and improvements	171,373	171,257
Leasehold improvements	17,900	17,884
Machinery and production equipment	267,812	270,126
Computer equipment and software	58,298	57,518
Other	23,145	22,854
Construction in progress	19,060	13,125

	569,043	564,136
Less accumulated depreciation	(377,243)	(370,612)

Property, plant and equipment, net	$191,800	$193,524

	Three-Months Ending
	December 31,
	2010	2009
Depreciation expense	$10,354	$9,755

During fiscal 2010, Woodward began construction of a new 48,000 square foot system test facility in Rockford, Illinois. The test facility will support product development primarily for Woodward’s Turbine Systems segment. Included in construction in process at December 31, 2010 and September 30, 2010 are $10,651 and $4,836, respectively, of costs associated with the construction of the test facility, including $323 and $165, respectively, of capitalized interest. For the three-months ending December 31, 2010 and December 31, 2009, Woodward had capitalized interest that would have otherwise been included in interest expense of $198 and $9, respectively.
Note 9. Goodwill

			Effects of
	September 30,	Additions /	Currency	December 31,
	2010	Adjustments	Translation	2010
Turbine Systems	$86,565	$—	$—	$86,565
Airframe Systems	294,557	(103)	(65)	294,389
Electrical Power Systems	16,534	—	(244)	16,290
Engine Systems	40,938	—	(83)	40,855

Consolidated	$438,594	$(103)	$(392)	$438,099

During the first quarter of fiscal 2011, Woodward negotiated a lease settlement that was favorable in comparison to the previously recorded restructuring accrual established in purchase accounting in connection with the fiscal year 2009 acquisition of MPC. The resulting benefit of $103 was recorded as a reduction to goodwill.

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
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
Woodward completed its annual goodwill impairment test during the quarter ending March 31, 2010. As a part of that test, Woodward determined its Turbine Systems, Airframe Systems and Engine Systems operating segments represented individual reporting units. Woodward determined its Electrical Power Systems operating segment was represented through three discrete identifiable reporting units. The fair value of each of Woodward’s reporting units was based on cash flow forecasts, which had been updated to reflect current global economic conditions, including anticipated weakening of global demand for certain products and forecasts of demand increases anticipated as a result of the economic recovery. Forecasted cash flows were discounted using an 11.3% weighted average cost of capital assumption. The terminal value of the forecasted cash flows assumed an annual compound growth rate after five years of 4.5% and was calculated using the Gordon Growth Model.
The results of Woodward’s fiscal year 2010 annual goodwill impairment test performed as of March 31, 2010 indicated the estimated fair value of each reporting unit was in excess of its carrying value and accordingly, no impairment existed. Woodward is not aware of any facts, circumstances, or triggering events that have arisen since March 31, 2010 indicating that goodwill has been impaired.
As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business in assessing goodwill recoverability and will perform its annual goodwill impairment test as of March 31, 2011. There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain reporting units, or the duration of the current economic downturn, or the period or strength of the recovery, made for purposes of the annual goodwill impairment test performed during the second fiscal quarter of 2010, will prove to be accurate predictions of the future. If Woodward’s assumptions are not realized, it is possible that an impairment charge may need to be recorded in future periods.

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 10. Other intangibles — net

	December 31, 2010			September 30, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationships:
Turbine Systems	$44,327	$(18,593)	$25,734	$44,327	$(18,223)	$26,104
Airframe Systems	176,622	(17,112)	159,510	176,634	(13,162)	163,472
Electrical Power Systems	2,123	(884)	1,239	2,156	(844)	1,312
Engine Systems	20,675	(14,048)	6,627	20,675	(13,577)	7,098

Total	$243,747	$(50,637)	$193,110	$243,792	$(45,806)	$197,986

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	—	—	—	—	—	—
Electrical Power Systems	7,550	(3,688)	3,862	7,616	(3,567)	4,049
Engine Systems	12,592	(7,187)	5,405	12,599	(6,988)	5,611

Total	$20,142	$(10,875)	$9,267	$20,215	$(10,555)	$9,660

Process technology:
Turbine Systems	$11,941	$(5,009)	$6,932	$11,941	$(4,909)	$7,032
Airframe Systems	62,961	(7,972)	54,989	62,967	(6,797)	56,170
Electrical Power Systems	—	—	—	—	—	—
Engine Systems	12,593	(5,045)	7,548	12,593	(4,787)	7,806

Total	$87,495	$(18,026)	$69,469	$87,501	$(16,493)	$71,008

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	39,635	(29,358)	10,277	39,638	(27,595)	12,043
Electrical Power Systems	1,486	(414)	1,072	1,510	(389)	1,121
Engine Systems	460	(151)	309	460	(129)	331

Total	$41,581	$(29,923)	$11,658	$41,608	$(28,113)	$13,495

Turbine Systems Total	$56,268	$(23,602)	$32,666	$56,268	$(23,132)	$33,136
Airframe Systems Total	279,218	(54,442)	224,776	279,239	(47,554)	231,685
Electrical Power Systems Total	11,159	(4,986)	6,173	11,282	(4,800)	6,482
Engine Systems Total	46,320	(26,431)	19,889	46,327	(25,481)	20,846

Consolidated Total	$392,965	$(109,461)	$283,504	$393,116	$(100,967)	$292,149

	Three-Months Ending
	December 31,
	2010	2009
Amortization expense	$8,543	$9,181

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2011 (remaining)	$25,606
2012	31,336
2013	29,093
2014	25,996
2015	23,564
Thereafter	147,909

$283,504

Note 11. Accrued liabilities

	December 31,	September 30,
	2010	2010
Salaries and other member benefits	$27,727	$43,598
Current portion of restructuring and other charges	1,380	4,862
Warranties	11,977	10,851
Interest payable	5,606	11,925
Accrued retirement benefits	2,733	2,748
Deferred revenues	6,691	12,376
Taxes, other than income	8,364	4,618
Other	21,862	18,074

	$86,340	$109,052

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

Warranties, September 30, 2010	$10,851
Increases to accruals related to warranties during the period	1,982
Settlements of amounts accrued	(789)
Foreign currency exchange rate changes	(67)

Warranties, December 31, 2010	$11,977

Restructuring and other charges
The main components of accrued non-acquisition related restructuring charges include workforce management costs associated with the early retirement and the involuntary seperation of employees in connection with a strategic realignment of global workforce capacity. Non-acquisition related restructuring charges of $42 were paid during the three-months ending December 31, 2010. Restructuring charges related to business acquisitions include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts. Business acquisition related restructuring charges of $400 were paid during the three-months ending December 31, 2010.

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
During the three-months ending December 31, 2010, Woodward negotiated a lease settlement that was favorable in comparison to the previously recorded restructuring accrual established in purchase accounting in connection with the fiscal year 2009 acquisition of MPC. The resulting benefit of $103 was recorded as a non-cash charge to restructuring and a reduction to goodwill previously established at the time of the acquisition of MPC. During the three-months ending December 31, 2010, Woodward also modified its exit plan related to its Pacoima, California location. As a result, the Company intends to occupy and continue operating from the Pacoima location for a longer period than originally anticipated. Accordingly, Woodward has reduced the anticipated exit costs by $1,513 for the Pacoima location.
The summary of the activity in accrued restructuring charges during the three-months ending December 31, 2010 is as follows:

	Restructuring	Business
	Charges	Acquisitions	Total
Accrued restructuring charges, September 30, 2010	$667	$5,446	$6,113
Payments	(42)	(400)	(442)
Non-cash adjustments	(15)	(1,616)	(1,631)
Foreign currency exchange rates	(2)	—	(2)

Accrued restructuring charges, December 31, 2010	$608	$3,430	$4,038

Other liabilities included the following amounts of accrued restructuring charges not expected to be settled within twelve months:

	December 31,	September 30,
	2010	2010
Non-current accrued restructuring charges	$2,658	$1,251

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 12. Other liabilities

	December 31,	September 30,
	2010	2010
Net accrued retirement benefits, less amounts recognized with accrued liabilities	$64,981	$66,288
Uncertain tax positions, net of offsetting benefits, less amounts recognized within accrued liabilities (Note 14)	9,558	8,720
Other	11,943	8,967

	$86,482	$83,975

Note 13. Other (income) expense, net

	Three-Months Ending
	December 31,
	2010	2009
Net loss on sale of assets	$12	$154
Rent income	(181)	(135)
Net gain on investments in deferred compensation program	(335)	(181)
Net (income) expense recognized in earnings on foreign currency derivatives (Note 5)	1,612	(102)
Other	(10)	59

	$1,098	$(205)

For additional information regarding “Net (income) expense recognized in earnings on foreign currency derivatives” refer to the section captioned “Derivatives in foreign currency relationships,” in Note 5, Derivative instruments and hedging activities.
Note 14. Income taxes
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
The estimated annual effective rate is applied to the year to date ordinary income at the end of each quarter to compute the estimated year to date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year to date and the prior quarter year to date computations.
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

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ending
	December 31,
	2010	2009
Earnings before income taxes	$31,475	$31,490
Income tax expense	9,076	9,044
Effective tax rate	28.8%	28.7%
Income taxes for the three-months ending December 31, 2010 included an expense reduction of $1,890 related to the retroactive extension of the U.S. research and experimentation tax credit.
Worldwide unrecognized tax benefits were as follows:

	December 31,	September 30,
	2010	2010
Gross liability	$11,283	$10,586
Amount that would impact Woodward’s effective tax rate, if recognized, net of expected offsetting adjustments	9,558	8,720
At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,946 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.
Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of the following:

	December 31,	September 30,
	2010	2010
Accured interest and penalties	$1,655	$1,431
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
Note 15. Retirement benefits
Woodward provides various benefits to eligible members of the Company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, postretirement medical benefits and postretirement life insurance benefits. Eligibility requirements and benefit levels vary depending on employee location. A September 30 measurement date is utilized to value plan assets and obligations for all Woodward defined benefit pension and other postretirement benefit plans.
U.S. GAAP requires that, for obligations outstanding as of September 30, 2010, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan, or benefit payments.

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ending December 31,
	United States		United Kingdom		Japan
	2010	2009	2010	2009	2010	2009
Service cost	$858	$912	$115	$102	$107	$99
Interest cost	1,412	1,222	511	530	44	60
Expected return on plan assets	(1,673)	(1,190)	(554)	(556)	(65)	(60)
Amortization of:
Transition obligation	—	—	—	—	—	21
Net actuarial loss	78	132	160	139	61	56
Prior service cost (benefit)	19	(65)	—	—	(2)	(2)

Net periodic retirement pension cost	$694	$1,011	$232	$215	$145	$174

Contributions	$—	$—	$452	$479	$2,250	$913

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ending
	December 31,
	2010	2009
Service cost	$23	$30
Interest cost	493	520
Amortization of:
Net actuarial loss	32	47
Prior service benefit	(218)	(312)

Net periodic other postretirement cost	$330	$285

Contributions	$777	$555

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2011 may differ from the current estimate. Woodward estimates its remaining cash contributions in fiscal 2011 will be as follows:

Retirement pension benefits:
United States	$2,580
United Kingdom	1,384
Japan	—
Other postretirement benefits	1,874

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 16. Stock-based compensation
Stock options
Woodward’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is shareholder-approved, provides for the grant of up to 7,410 stock options to its members and directors. Woodward believes that such awards better align the interest of its members with those of its shareholders. Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, and generally with a four-year vesting schedule at a vesting rate of 25% per year and a term of 10 years.
The fair value of each stock option award is estimated on the date of grant using a lattice-based option valuation model that uses the assumptions in the following table. Because the lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from historical volatility of Woodward’s stock, and other factors. Woodward uses historical data to estimate stock option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options granted is derived from the output of the option valuation model and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain participating groups exhibiting different behavior. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three-Months Ending
	December 31,
	2010	2009
Expected term	5.8 – 8.7 years	6.5 years
Estimated volatility	48.0% – 54.0%	51.0%
Estimated dividend yield	1.1% – 1.3%	1.4%
Risk-free interest rate	1.9% – 2.6%	3.4%
Weighted-average forfeiture rate	0.0% – 10.6%	8.1%
The following is a summary of the activity for stock option awards during the three-months ending December 31, 2010:

		Weighted-
		Average
		Exercise
	Number	Price per
	of options	Share
Balance at September 30, 2010	4,011	$16.87
Options granted	678	32.04
Options exercised	(253)	8.70
Options expired unexercised	—	n/a
Options forfeited	(12)	25.54

Balance at December 31, 2010	4,424	19.64

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
As of December 31, 2010, there was $13,030 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2006 Plan and the 2002 Stock Option Plan (for which no further grants will be made). The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
Restricted stock
Restricted stock awards were granted with a two-year graded vesting schedule. All of the outstanding restricted stock awards vested on October 1, 2010. The restricted stock shares participated in dividends during the vesting period.
The following is a summary of the activity for restricted stock awards during the three-months ending December 31, 2010:

Weighted-
Average
Grant Date
	Number	Fair Value
	of Shares	per Share
Balance at September 30, 2010	70	$33.49
Shares granted	—	n/a
Shares vested	(70)	33.49
Shares forfeited	—	n/a

Balance at December 31, 2010	—	n/a

Note 17. Commitments and contingencies
Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workman’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations. Woodward has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
Woodward is partially self-insured in the U.S. for healthcare and workman’s compensation up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities.
While the outcome of pending claims, proceedings and investigations cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material adverse effect on Woodward’s liquidity, financial condition, or results of operations.
In connection with the sale of the Fuel & Pneumatic product line during fiscal year 2009, Woodward assigned to a subsidiary of the purchaser its rights and responsibilities related to certain contracts with the U.S. Government. Woodward provided to the U.S. Government a customary guarantee of the purchaser’s subsidiary’s obligations under the contracts. The purchaser and its affiliates have agreed to indemnify Woodward for any liability incurred with respect to the guarantee.
In the event of a change in control of Woodward, as defined in change-in-control agreements with its current corporate officers, Woodward may be required to pay termination benefits to such officers.
Note 18. Segment information
Woodward has four operating business segments — Turbine Systems, Airframe Systems, Electrical Power Systems, and Engine Systems. Woodward uses segment information internally to manage its business, including the assessment of business segment performance and making decisions on the allocation of resources between segments.

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The Company’s four operating business segments are strategic business units separately identified by the products and services they offer and by the markets in which they operate. Intersegment sales and transfers are made at established intersegment selling prices generally intended to approximate selling prices to unrelated parties. The Chief Executive Officer evaluates segment profit or loss based on internal performance measures for each business in a given period. In connection with that assessment, the Chief Executive Officer excludes matters such as charges for restructuring costs, interest income and expense, and certain gains and losses from asset dispositions.
A summary of consolidated net sales by segment follows:

	Three-Months Ending
	December 31,
	2010	2009
Segment net sales:
Turbine Systems
External net sales	$150,954	$140,086
Intersegment sales	2,710	2,330

Total segment net sales	153,664	142,416
Airframe Systems
External net sales	82,727	91,049
Intersegment sales	912	678

Total segment net sales	83,639	91,727
Electrical Power Systems
External net sales	48,226	48,881
Intersegment sales	13,401	7,922

Total segment net sales	61,627	56,803
Engine Systems
External net sales	83,168	59,292
Intersegment sales	8,891	8,587

Total segment net sales	92,059	67,879
Consolidated
External net sales	365,075	339,308
Intersegment sales	25,914	19,517

Total segment net sales	$390,989	$358,825

WOODWARD GOVERNOR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
A summary of consolidated earnings follows:

	Three-Months Ending
	December 31,
	2010	2009
Segment earnings (loss):
Turbine Systems	$36,466	$32,074
Airframe Systems	(5,021)	2,409
Electrical Power Systems	4,910	7,323
Engine Systems	8,062	3,235

Total segment earnings	44,417	45,041
Nonsegment expenses	(6,564)	(5,410)
Interest expense and income, net	(6,378)	(8,141)

Consolidated earnings before income taxes	$31,475	$31,490

Segment assets consist of accounts receivable, inventories, property, plant and equipment - net, goodwill, and other intangibles — net. A summary of consolidated total assets by segment follows:

	December 31,	September 30,
	2010	2010
Segment assets:
Turbine Systems	$347,306	$347,188
Airframe Systems	735,334	748,297
Electrical Power Systems	156,202	156,788
Engine Systems	212,717	204,495

Total segment assets	1,451,559	1,456,768
Unallocated corporate property, plant and equipment, net	5,717	6,111
Other unallocated assets	152,657	200,354

Consolidated total assets	$1,609,933	$1,663,233

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)
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
Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:
•	a decline in business with, or financial distress of, our significant customers;
•	the instability in the financial markets and prolonged unfavorable economic and other industry conditions;
•	our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;
•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;
•	our ability to implement, and realize the intended effects of, our restructuring efforts;
•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;
•	our ability to manage our expenses while responding to sales increases or decreases;
•	the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;
•	the success of, or expenses associated with, our product development activities;

•	our ability to integrate acquisitions and manage costs related thereto;
•	our debt obligations, our debt service requirements, and our ability to operate our business, pursue business strategies and incur additional debt in light of covenants contained in our outstanding debt agreements;
•	risks related to our U. S. Government contracting activities, including risk of decline in the level of U.S. defense spending;
•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;
•	future subsidiary results or changes in domestic or international tax statutes;
•	environmental liabilities related to manufacturing activities;
•	our continued access to a stable workforce and favorable labor relations with our employees;
•	the geographical location of a significant portion of our Airframe Systems business in California, which historically has been susceptible to natural disasters;
•	our ability to successfully manage regulatory, tax, and legal matters (including product liability, patent, and intellectual property matters);
•	liabilities resulting from legal and regulatory proceedings, inquiries, or investigations by private or U.S. Government persons or entities;
•	risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates, and changes in the legal and regulatory environments of countries in which we operate;
•	fair value of defined benefit plan assets and assumptions used in determining our retirement pension and other postretirement benefit obligations and related expenses including, among others, discount rates and investment return on pension assets; and
•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.
These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. Other factors are discussed under “Risk Factors” in our Securities and Exchange Commission (“SEC”) filings and are incorporated herein by reference.
Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Risk Factors” in Part I, Item 1A in our most recent Annual Report on Form 10-K filed with the SEC (our “Form 10-K”). We undertake no obligation to revise or update any forward-looking statements for any reason.
Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward Governor Company and its consolidated subsidiaries.
Amounts presented in this Quarterly Report on Form 10-Q are in thousands except per share amounts.
This discussion should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Annual Report on Form 10-K filed with the SEC and the Condensed Consolidated Financial Statements and Notes included in this report.
Non-U.S. GAAP Financial Measures
Earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management uses EBIT to evaluate Woodward’s operating performance without the impacts of financing and tax related considerations. Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures, and forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. Management uses free cash flow, which is derived from cash flows provided by operating activities, in reviewing the financial performance of Woodward’s various business segments and evaluating cash levels. Securities analysts, investors, and others frequently use EBIT, EBITDA and free cash flow in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets that are subject to amortization. The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As EBIT and EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. Our calculations of EBIT, EBITDA and free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

EBIT and EBITDA for the three-months ending December 31, 2010 and December 31, 2009 were as follows:

	Three-Months Ending
	December 31,
	2010	2009

Net earnings	$22,399	$22,446
Income taxes	9,076	9,044
Interest expense	6,501	8,251
Interest income	(123)	(110)

EBIT	37,853	39,631
Amortization of intangible assets	8,543	9,181
Depreciation expense	10,354	9,755

EBITDA	$56,750	$58,567

Free cash flow for the three-months ending December 31, 2010 and December 31, 2009 was as follows:

	Three-Months Ending
	December 31,
	2010	2009

Net cash provided by operating activities	$7,177	$61,269
Capital expenditures	(10,213)	(8,980)

Free cash flow	$(3,036)	$52,289

OVERVIEW
Operational Highlights
Net sales for the first quarter of fiscal 2011 were $365,075, an increase of 7.6% from $339,308 for the first quarter of the prior fiscal year. Growth we saw as compared to the first quarter of fiscal 2010 was across most of our segments and was predominantly the result of the overall global economic recovery.
Net earnings attributable to Woodward for the first quarter of fiscal 2011 were $22,399, or $0.32 per diluted share, compared to $22,356, or $0.32 per diluted share, for the first quarter in fiscal 2010. Net earnings attributable to Woodward for the first quarter of fiscal 2011 included a charge of approximately $2,300, or $0.03 per share, net of approximately $1,300 tax benefit, related to a change in the estimate of future workman’s compensation costs.
EBIT for the first quarter of fiscal 2011 was $37,853, down 4.5% from $39,631 in the same period of fiscal 2010. EBIT for the 2011 first quarter was negatively affected by a charge of approximately $3,600 related to the workman’s compensation charge, increased research and development costs and decreased customer funded development revenue, partially offset by increased sales volumes.
Historically sales in the first quarter have generally been lower than the final three quarters of the fiscal year due to the observance of various holidays and scheduled plant shutdowns for annual maintenance in the first quarter as well as customer buying patterns.

Liquidity Highlights
Net cash provided by operating activities for the first quarter of fiscal 2011 was $7,177 compared to $61,269 for the same period of fiscal 2010, reflecting the utilization of working capital primarily associated with an investment in increased inventory levels to support future sales growth and reductions of accounts payable and other current liabilities.
Free cash flow for the first quarter of fiscal 2011 was $(3,036) compared to $52,289 for the same period of fiscal 2010. EBITDA decreased $1,817 to $56,750 for the first quarter of fiscal 2011 from $58,567 for the same period of fiscal 2010.
At December 31, 2010, we held $61,308 in cash and cash equivalents, and have total outstanding debt of $431,078 with additional borrowing availability of $220,094 under our $225,000 revolving credit facility, net of outstanding letters of credit. There is additional borrowing capacity of $27,687 under various foreign credit facilities.
RESULTS OF OPERATIONS
The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-		Three-
	Months		Months
	Ending		Ending
	December	% of Net	December	% of Net
	31, 2010	Sales	31, 2009	Sales
Net sales	$365,075	100.0%	$339,308	100.0%
Cost of goods sold	261,177	71.5	239,552	70.6
Selling, general, and administrative expenses	32,666	8.9	32,835	9.7
Research and development costs	23,738	6.5	18,314	5.4
Amortization of intangible assets	8,543	2.3	9,181	2.7
Interest expense	6,501	1.8	8,251	2.4
Interest income	(123)	(0.0)	(110)	(0.0)
Other (income) expense, net	1,098	0.3	(205)	(0.1)

Consolidated costs and expenses	333,600	91.4	307,818	90.7

Earnings before income taxes	31,475	8.6	31,490	9.3
Income tax expense	9,076	2.5	9,044	2.7

Net earnings	22,399	6.1	22,446	6.6
Net earnings attributable to noncontrolling interest, net	—	—	(90)	(0.0)

Net earnings attributable to Woodward	$22,399	6.1%	$22,356	6.6%

Other select financial data:

	December 31,	September 30,
	2010	2010
Working capital	$475,141	$456,577
Short-term borrowings	—	22,099
Total debt	431,129	465,842
Total stockholders’ equity	818,031	803,194

Net sales
Consolidated net sales for the first quarter of fiscal 2011 increased by $25,767, or 7.6%, compared to the same period in fiscal 2010. Details of the changes in consolidated net sales are as follows:

Three-Month
Period
Consolidated net sales for the three-months ending December 31, 2009	$339,308
Turbine Systems volume changes	9,246
Airframe Systems volume changes	(3,043)
Airframe Systems customer funded development	(5,279)
Electrical Power Systems volume changes	3,968
Engine Systems volume changes	23,716
Price changes	1,233
Effects of changes in foreign currency	(4,074)

Consolidated net sales for the three-months ending December 31, 2010	$365,075

The increase in net sales for the first quarter of fiscal 2011 was primarily attributable to sales volume increases across all our segments with the exception of Airframe Systems which experienced declines in sales volume and customer funded development project revenue. The increase in net external sales due to net volume increases and price changes was partially offset by unfavorable foreign currency exchange rates.
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
Price changes: Decreases in selling prices for some wind related Electrical Power Systems’ products were partially offset by selling price increases across several products in Turbine Systems and Engine Systems. Selling price changes were in response to prevailing market conditions.
Foreign currency exchange rates: Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), European Monetary Units (the “Euro”), Great Britain pounds (“GBP”), Japanese yen (“JPY”) and Chinese yuan (“CNY”). As the USD, Euro, GBP, JPY, and CNY fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. If the CNY, which the Chinese government has not historically allowed to fluctuate significantly against USD, is allowed to fluctuate against USD in the future, we would be exposed to gains or losses on sales transactions denominated in CNY. For additional information on foreign currency exchange rate risk please refer to the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the SEC.
During the first quarter of fiscal 2011, our net sales were negatively impacted by approximately $4,100 due to changes in foreign currency exchange rates, as compared to the same period of fiscal 2010.
Costs and Expenses
Cost of goods sold increased to $261,177, or 71.5% of net sales, for the first quarter of fiscal 2011 from $239,552, or 70.6% of net sales, for the first quarter of fiscal 2010. Correspondingly, gross margins (as measured by net sales less cost of goods sold, divided by net sales) decreased to 28.5% for the first quarter of fiscal 2011, compared to 29.4% for the same period of the prior year. The decrease in gross margins is primarily due to the reduction of customer funded development in the Airframe Systems segment.
Selling, general, and administrative expenses remained flat at $32,666 for the first quarter of fiscal 2011 as compared to $32,835 for the same period of fiscal 2010. Selling, general and administrative expenses decreased as a percentage of net sales to 8.9% for the first quarter of fiscal 2011 as compared to 9.7% for the same period of fiscal 2010.
Research and development costs increased to $23,738, or 6.5% of net sales, for the first quarter of fiscal 2011 as compared to $18,314, or 5.4% of net sales for the same period of fiscal 2010. The increase in research and development costs is primarily due to our pursuit and successful capture of new platforms and market share gains in most of our markets. Our research and development activities extend across almost all our customer base, and our current level of spending is consistent with our expectations for the remainder of fiscal 2011.

Amortization of intangible assets decreased $638 to $8,543 for the first quarter of fiscal 2011 compared to $9,181 for the same period in fiscal 2010. As a percentage of net sales, amortization of intangible assets decreased to 2.3% as compared to 2.7% for the same period of the prior year.
Interest expense decreased $1,750 to $6,501 for the first quarter of fiscal 2011 compared to $8,251 for the same period in fiscal 2010. As a percentage of net sales, interest expense decreased to 1.8% from 2.4% for the same period of the prior year. The decrease in interest expense is due to related debt reductions.
Income taxes were provided at an effective rate on earnings before income taxes of 28.8% for the first quarter of fiscal 2011 compared to 28.7% for the same period of fiscal 2010. The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

Three-Month
Period
Effective tax rate for the three-months ending December 31, 2009	28.7%
Research credit in fiscal 2011 as compared to fiscal 2010	(5.4)
Adjustment of tax issues recorded in the quarter ended December 31, 2009	4.3
Adjustment of tax issues recorded in the quarter ended December 31, 2010	2.2
Domestic production activities deduction	(0.6)
Foreign tax rate differences	(0.4)

Effective tax rate for the three-months ending December 31, 2010	28.8%

On December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, we recognized a tax benefit of $1,890 in first quarter of fiscal 2011.

Segment Results
The following table presents sales by segment:

	Three-Months Ending December 31,
	2010		2009
Segment net sales:
Turbine Systems	$153,664	42.1%	$142,416	42.0%
Airframe Systems	83,639	22.9	91,727	27.0
Electrical Power Systems	61,627	16.9	56,803	16.7
Engine Systems	92,059	25.2	67,879	20.0

Total segment net sales	390,989	107.1	358,825	105.8
Less intersegment net sales:
Turbine Systems	(2,710)	(0.7)	(2,330)	(0.7)
Airframe Systems	(912)	(0.2)	(678)	(0.2)
Electrical Power Systems	(13,401)	(3.7)	(7,922)	(2.3)
Engine Systems	(8,891)	(2.4)	(8,587)	(2.5)

Total intersegment net sales	(25,914)	(7.1)	(19,517)	(5.8)

Consolidated net sales	$365,075	100.0%	$339,308	100.0%

The following table presents earnings by segment:

	Three-Months Ending December 31,
	2010	2009
Turbine Systems	$36,466	$32,074
Airframe Systems	(5,021)	2,409
Electrical Power Systems	4,910	7,323
Engine Systems	8,062	3,235

Total segment earnings	44,417	45,041
Nonsegment expenses	(6,564)	(5,410)
Interest expense, net	(6,378)	(8,141)

Consolidated earnings before income taxes	31,475	31,490
Income tax expense	(9,076)	(9,044)

Consolidated net earnings	$22,399	$22,446

The following table presents earnings by segment as a percentage of segment net sales, which includes intersegment sales:

	Three-Months Ending December 31,
	2010	2009
Turbine Systems	23.7%	22.5%
Airframe Systems	(6.0)	2.6
Electrical Power Systems	8.0	12.9
Engine Systems	8.8	4.8
Turbine Systems
Turbine Systems’ segment net sales (including intersegment sales) were $153,664 for the first quarter of fiscal 2011 compared to $142,416 for the same period of fiscal 2010. Sales were higher in both aerospace and industrial turbine energy markets. Sales for the aerospace aftermarket benefited from an increase in passenger and cargo air traffic, which favorably affected aftermarket sales, and the production of new aircraft for which Turbine Systems’ products are used. We believe the fleet dynamics of commercial aircraft platforms on which we have content, such as the Airbus A320, the Boeing 777, the Embraer and the Bombardier 70- to 90-seat regional jets, allowed our aftermarket business to be somewhat less negatively impacted by the effects of the recent economic down-cycle than some of our competitors and has supported growth in the more recent rebound in air traffic. Commercial original equipment manufacturer (“OEM”) aircraft deliveries of narrow-body and wide-body aircraft have increased based on an increase in orders and production rates. Sales in the energy market have benefited from the continued recovery of the global economy. As a result, demand for industrial turbine power generation equipment has strengthened, particularly in emerging markets and Japan.

Turbine Systems’ segment earnings increased $4,392, or 13.7%, for the first quarter of fiscal 2011, as compared to the same period of fiscal 2010 due to the following:

Earnings for the three-months ending December 31, 2009	$32,074
Sales volume changes	2,539
Selling price changes	2,058
Sales mix	4,898
Changes in variable compensation	(628)
Effects of changes in foreign currency	96
Research and development	(2,517)
Increased costs to support sales growth	(1,123)
Other, net	(931)

Earnings for the three-months ending December 31, 2010	$36,466

Turbine Systems’ segment earnings increased in the first quarter of fiscal 2011 compared to the same period of fiscal 2010 primarily as a result of sales volume increases, selling price changes and a more favorable sales mix due to increased levels of aftermarket sales, which was partially offset by increased costs to support sales growth, costs associated with new product development and the effect of an additional charge of approximately $800 related to a change in estimate for future workman’s compensation costs. The sales mix during the first quarter of fiscal 2011 included a higher proportion of aftermarket sales than the same period of fiscal 2010 as a result of increased air traffic. Earnings as a percentage of sales increased to 23.7% in the three-months ending December 31, 2010 compared to 22.5% for the same period of fiscal 2010.
Construction is underway on a new 48,000 square foot system test facility in Rockford, Illinois. The facility, which will house numerous environmental system test cells and a vibration lab, will support Turbine Systems’ development efforts of next generation fuel systems for aircraft turbines. The test facility is expected to be completed and placed into service in early fiscal year 2012.
Airframe Systems
Airframe Systems’ segment net sales (including intersegment sales) were $83,639 for the first quarter of fiscal 2011 compared to $91,727 for the same period of fiscal 2010. While commercial OEM sales increased between periods, this was more than offset by decreased funding for customer development projects as well as reduced demand for various military applications. The decrease in military applications was driven by quarterly fluctuation, particularly in electro-optical targeting programs and ground combat vehicles, which are markets in which we have a significant presence. Demand for fixed wing military aircraft components and systems remained steady.
Although production remains weak in the global business and regional jet OEM markets, sales for commercial fixed wing and rotorcraft aircraft applications, primarily in the large business jet market, increased in the first quarter of fiscal 2011 compared to the same quarter last year.

Airframe Systems’ segment earnings decreased to a loss of $5,021 in the first quarter of fiscal 2011 from earnings of $2,409 for the same period of fiscal 2010 due to the following:

Earnings for the three-months ending December 31, 2009	$2,409
Sales volume changes	(2,042)
Sales mix	(2,285)
Customer funded development revenue	(5,279)
Savings related to workforce management	2,369
Changes in variable compensation	58
Workman’s compensation costs	(2,232)
Restructuring costs	1,213
Other, net	768

Earnings for the three-months ending December 31, 2010	(5,021)

The decrease in segment earnings was primarily due to sales volume declines, declines in customer funded development revenue, a less favorable sales mix, costs related to new product launches and operating performance and a charge related to a change in the estimate of future workman’s compensation costs, partially offset by savings related to workforce management and a reversal of previously accrued restructuring costs.
Electrical Power Systems
Electrical Power Systems’ segment net sales (including intersegment sales) were $61,627 for the first quarter of fiscal 2011, compared to $56,803 for the same period of fiscal 2010. Excluding intersegment sales, segment net sales were essentially flat at $48,226 in the first quarter of fiscal 2011 compared to $48,881 for the same period of the prior year. During the fiscal 2011 first quarter, wind turbine converter sales increased resulting from increased market share and an increase in demand from existing wind turbine converter customers. However, improvements in the wind turbine converter market were offset by declines in sales related to power station projects, the negative impact of foreign currency exchange rates and sales pricing changes.
Although wind turbine converter sales were up slightly in the first quarter of fiscal 2011 as compared to the same period in fiscal 2010, wind converter demand continues to be impacted by tight lender requirements for project financing and uncertainty regarding government stimulus programs due to a lack of clear policy direction in the U.S. and elsewhere.
Intersegment sales increased to $13,401 in the first quarter of fiscal 2011 from $7,922 for the same period of fiscal 2010 reflecting the strength in demand from Engine Systems and Turbine Systems’ customers.
During the first quarter of fiscal 2011, segment net sales were negatively impacted by approximately $3,400 due to changes in foreign currency exchange rates as compared to the same period of fiscal 2010.
Electrical Power Systems’ segment earnings decreased $2,413, or 33.0%, for the first quarter of fiscal 2011 as compared to the same period of fiscal 2010 due to the following:

Earnings for the three-months ending December 31, 2009	$7,323
Sales volume changes	3,842
Strategic selling price changes	(1,270)
Sales mix	(623)
Increase in global infrastructure costs	(3,037)
Research and development	(533)
Changes in variable compensation	(433)
Effects of changes in foreign currency	(632)
Other, net	273

Earnings for the three-months ending December 31, 2010	$4,910

The decrease in earnings in the first quarter of fiscal 2011 compared to the same period of fiscal 2010 was driven mainly by increased global infrastructure costs and strategic price reductions to support market share gains. These negative factors were partially offset by increased sales volume of wind turbine converters.

Engine Systems
Engine Systems’ segment net sales (including intersegment sales) were $92,059 for the first quarter of fiscal 2011 compared to $67,879 for the same period of fiscal 2010.
The overall increase in sales for the first quarter of fiscal 2011 compared to the same period of fiscal 2010 was driven by increased sales in all markets served by Engine Systems. The strongest growth was recognized in the sales of energy control solutions used in small diesel engine applications, which serve the construction, agricultural and other industrial equipment markets as well as sales of energy control solutions used in large gas engine applications, which serve the power generation, marine and process markets.
Engine Systems’ segment earnings increased $4,827, or 149.2%, for the first quarter of fiscal 2011 as compared to the same period of fiscal 2010 due to the following:

Earnings for the three-months ending December 31, 2009	$3,235
Sales volume changes	8,677
Selling price changes	445
Sales mix	(1,250)
Freight and duty costs	(609)
Research and development	(1,175)
Changes in variable compensation	(374)
Effects of changes in foreign currency	622
Other, net	(1,509)

Earnings for the three-months ending December 31, 2010	$8,062

For the first quarter of fiscal 2011, increased segment earnings, compared to the same period in fiscal 2010, were primarily driven by higher sales volumes partially offset by investment in research and development and unfavorable sales mix.
Nonsegment expenses
Nonsegment expenses for the first quarter of fiscal 2011 increased to $6,564, or 1.8% of net sales, compared to $5,410, or 1.6% of net sales, for the same period of fiscal 2010. The increase in nonsegment expenses resulted primarily from higher intersegment profit eliminations.
LIQUIDITY AND CAPITAL RESOURCES
We believe liquidity and cash generation are important to our strategy of self-funding our ongoing operating needs. Historically, we have been able to satisfy our working capital needs, including capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities. We expect that cash generated from our operating activities will be sufficient to fund our continuing operating needs.
In the event we are unable to generate sufficient cash flows from operating activities, we have a revolving credit facility comprised of unsecured financing arrangements with a syndicate of U.S. banks totaling $225,000. The revolving credit facility has an option to increase by $125,000 to $350,000, subject to the lenders’ participation. In addition, we have various foreign lines of credit, some of which are tied to net amounts on deposit at certain foreign financial institutions, and are generally reviewed annually for renewal. Historically, we have used borrowings under these foreign lines of credit to finance certain local operations on a periodic basis.
At December 31, 2010, we had no borrowings outstanding under our revolving credit facility or foreign short-term facilities. Our aggregate cash and cash equivalents were $61,308 and $105,579 and our working capital was $475,141 and $456,577 at December 31, 2010 and September 30, 2010, respectively. Short-term borrowing activity during the three-months ending December 31, 2010 follows:

Maximum daily balance during the period	$26,717
Average daily balance during the period	23,200
Weighted average interest rate on average daily balance	1.24%

At December 31, 2010, we had total outstanding debt of $431,078 with additional borrowing availability of $220,094 under our $225,000 revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $27,687 under various foreign credit facilities.
We were in compliance with all covenants under our revolving credit facility and long-term debt agreements during the three-months ending December 31, 2010.
In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, and consideration of strategic acquisitions and other potential uses of cash.
We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities. However, we could be adversely affected if the banks supplying our short-term borrowing requirements refuse to honor their contractual commitments, cease lending, or declare bankruptcy. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty with respect to credit availability.
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
Cash Flows Summary

	Three-Months Ended
	December 31,
	2010	2009

Net cash provided by operating activities	$7,177	$61,269
Net cash used in investing activities	(10,211)	(33,914)
Net cash used in financing activities	(39,819)	(50,594)
Effect of exchange rate changes on cash and cash equivalents	(1,418)	(1,004)

Net change in cash and cash equivalents	(44,271)	(24,243)
Cash and cash equivalents at beginning of period	105,579	100,863

Cash and cash equivalents at end of period	$61,308	$76,620

Net cash flows provided by operating activities for the first quarter of fiscal 2011 was $7,177 compared to net cash flows provided by operating activities for the same period of fiscal 2010 of $61,269. The decline of $54,092 is attributable to the utilization of working capital primarily associated with an increase in inventory levels and reductions of accounts payable and current liabilities. The increase in inventory is due to anticipated deliveries scheduled for next quarter as well as the effect of some sourcing inefficiencies. The reduction of accounts payable is primarily due to timing of material procurement and ultimate payment. The reduction of other current liabilities is due to payment of accrued employee compensation, accrued fixed rate interest and the realization of deferred revenue, partially offset by increased workman’s compensation cost accruals.
Net cash flows used in investing activities for the first quarter of fiscal 2011 was $10,211 compared to net cash flows used in investing activities for the same period of fiscal 2010 of $33,914. Cash paid for capital expenditures was $10,213 during the first quarter of fiscal 2011, compared to $8,980 during the same period of fiscal 2010. Cash flows used in investing activities for the first quarter of fiscal 2010 included a $25,000 settlement with the Department of Justice (“DOJ”) associated with a liability assumed in the acquisition of MPC Products Corporation (“MPC Products”) and Techni-Core, Inc. (“Techni-Core” and together with MPC Products, “MPC”). The purchase price we paid in connection with the acquisition of MPC was reduced by a corresponding amount and the payment was classified as cash used for business acquisition.
Net cash flows used in financing activities for the first quarter of fiscal 2011 was $39,819 as compared to net cash flows used in financing for the same period of fiscal 2010 of $50,594. During the first quarter of fiscal 2011, we repaid $19,582 in short-term borrowings and $12,589 in scheduled long-term debt reductions. In addition, during this same period, we utilized $6,837 to repurchase 208 shares of our common stock. During the first quarter of fiscal 2010, we repaid $47,589 of outstanding long-term debt, including unscheduled prepayments of $29,000 and did not have any repurchase of stock.

Contractual Obligations
We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Annual Report on Form 10-K filed with the SEC.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in our most recent Annual Report on Form 10-K filed with the SEC describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Annual Report on Form 10-K filed with the SEC include the discussion of estimates used for revenue recognition, purchase accounting, inventory valuation, postretirement benefit obligations, reviews for impairment of goodwill, and our provision for income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from the amounts reported.
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
To understand the impact of recently issued guidance, whether adopted or be adopted, please review the information provided in Note 2, Recent accounting pronouncements, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
These market risks are discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Annual Report on Form 10-K filed with the SEC. These market risks have not materially changed since the date our most recent Annual Report on Form 10-K was filed with the SEC.

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
Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workman’s compensation claims, regulatory, legal or contractual disputes, product warranty claims and alleged violations of various environmental laws. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
While the outcome of pending claims, legal proceedings, investigations and regulatory proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 1A.	Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the SEC, when making investment decisions regarding our securities. The risk factors that were disclosed in our most recent Annual Report on Form 10-K filed with the SEC have not materially changed since the date our most recent Annual Report on Form 10-K was filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
Sales of common stock issued from treasury during the first quarter of fiscal 2011 consisted of the following:

	Total Shares	Consideration
	Sold (2)	Received

October 1, 2010 through October 31, 2010	—	$—
November 1, 2010 through November 30, 2010 (1)	473	15
December 1, 2010 through December 31, 2010	—	—

(1)	On November 19, 2010, one of our directors received 473 shares of common stock from treasury in lieu of cash payment of Board of Director retainer fees. The securities were issued by Woodward in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(2)	Actual number of shares (not in thousands).
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

Total
			Number of	Maximum Number
			Shares	(or Approximate
			Purchased	Dollar Value) of
	Total		as Part of	Shares that may
	Number of		Publicly	yet be Purchased
	Shares	Average	Announced	under the Plans or
	Purchased	Price Paid	Plans or	Programs at Period
	(4)	Per Share	Programs (1)	End (1)

October 1, 2010 through October 31, 2010 (2)	—	$—	—	$196,999
November 1, 2010 through November 30, 2010	207,891	32.89	207,891	190,162
December 1, 2010 through December 31, 2010 (3)	563	37.56	—	190,162

(1)	In July 2010, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013.

(2)	Does not include shares acquired as part of the cashless exercise of stock options. In October, 34,336 shares were acquired at an average price of $32.74 per share.

(3)	The Woodward Governor Company Executive Benefit Plan, which is a separate legal entity, aquired 563 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in December.

(4)	Actual number of shares (not in thousands).

Item 6.	Exhibits
(a)	Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD GOVERNOR COMPANY
Date: January 24, 2011	/s/ Thomas A. Gendron
Thomas A. Gendron
Chief Executive Officer and President (Principal Executive Officer)

Date: January 24, 2011	/s/ Robert F. Weber, Jr.
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

101.1
The following materials from Woodward Governor Company’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vii) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.