Form 10-Q
period 2011-03-31
Woodward, Inc.
filed 2011-04-27
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-8408
WOODWARD, INC.
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
As of April 22, 2011, 68,784,253 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010

Net sales	$418,866	$349,352	$783,941	$688,660
Costs and expenses:
Cost of goods sold	292,520	244,316	553,697	483,868
Selling, general and administrative expenses	38,445	34,130	71,111	66,965
Research and development costs	27,050	19,698	50,788	38,012
Amortization of intangible assets	8,542	8,655	17,085	17,836
Interest expense	6,299	7,324	12,800	15,575
Interest income	(85)	(120)	(208)	(230)
Other (income) expense, net	(392)	(469)	706	(674)

Total costs and expenses	372,379	313,534	705,979	621,352

Earnings before income taxes	46,487	35,818	77,962	67,308
Income tax expense	14,397	11,642	23,473	20,686

Net earnings	32,090	24,176	54,489	46,622

Earnings attributable to noncontrolling interest, net of taxes	—	(108)	—	(198)

Net earnings attributable to Woodward	$32,090	$24,068	$54,489	$46,424

Earnings per share (Note 3):
Basic earnings per share attributable to Woodward	$0.47	$0.35	$0.79	$0.68
Diluted earnings per share attributable to Woodward	$0.46	$0.34	$0.78	$0.66

Weighted Average Common Shares Outstanding (Note 3):
Basic	68,752	68,436	68,782	68,398
Diluted	70,107	69,876	70,140	69,830
Cash dividends per share paid to Woodward common stockholders	$0.07	$0.06	$0.13	$0.12
See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010

Comprehensive earnings attributable to Woodward:
Net earnings attributable to Woodward	$32,090	$24,068	$54,489	$46,424
Other comprehensive earnings:
Foreign currency translation adjustments	11,009	(10,720)	8,629	(13,820)
Reclassification of realized losses on derivatives to earnings	56	70	115	141
Minimum retirement benefit liability adjustment	(246)	471	(274)	480

Taxes on changes in other comprehensive earnings	(979)	116	(863)	563

Comprehensive earnings attributable to Woodward	41,930	14,005	62,096	33,788

Comprehensive earnings attributable to noncontrolling interest:
Net earnings attributable to noncontrolling interest	—	108	—	198
Foreign currency translation adjustments, net of tax	—	41	—	83

Comprehensive earnings attributable to noncontrolling interest	—	149	—	281

Total comprehensive earnings	$41,930	$14,154	$62,096	$34,069

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	September 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$60,819	$105,579
Accounts receivable, less allowance for losses of $1,944 and $2,228, respectively	256,379	248,513
Inventories	357,780	295,034
Income taxes receivable	16,139	18,170
Deferred income tax assets	32,704	33,689
Other current assets	24,933	18,157

Total current assets	748,754	719,142
Property, plant and equipment, net	195,133	193,524
Goodwill	439,554	438,594
Intangible assets, net	275,332	292,149
Deferred income tax assets	6,301	8,623
Other assets	15,742	11,201

Total assets	$1,680,816	$1,663,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$570	$22,099
Current portion of long-term debt	18,470	18,493
Accounts payable	104,507	107,468
Income taxes payable	6,991	5,453
Accrued liabilities	105,776	109,052

Total current liabilities	236,314	262,565
Long-term debt, less current portion	410,680	425,250
Deferred income tax liabilities	89,530	88,249
Other liabilities	87,105	83,975

Total liabilities	823,629	860,039

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	78,534	73,915
Accumulated other comprehensive earnings	13,949	6,342
Deferred compensation	4,721	4,888
Retained earnings	881,460	835,919

	978,770	921,170
Treasury stock at cost, 4,202 shares and 4,223 shares, respectively	(116,862)	(113,088)
Treasury stock held for deferred compensation, at cost, 334 shares and 356 shares, respectively	(4,721)	(4,888)

Total stockholders’ equity	857,187	803,194

Total liabilities and stockholders’ equity	$1,680,816	$1,663,233

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six-Months Ending
	March 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$54,489	$46,622
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,409	37,994
Net loss on sales of assets	1	57
Stock-based compensation	4,113	3,883
Excess tax benefits from stock-based compensation	(2,236)	(541)
Deferred income taxes	3,690	7,528
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	115	141
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(7,712)	10,517
Inventories	(59,883)	8,330
Accounts payable and accrued liabilities	(7,279)	15,933
Current income taxes	5,789	2,027
Retirement benefit obligations	(1,980)	(52)
Other	(6,340)	(6,458)

Net cash provided by operating activities	20,176	125,981

Cash flows from investing activities:
Payments for property, plant and equipment	(20,124)	(14,136)
Proceeds from the sale of other assets	20	246
Business acquisitions, net of cash acquired	—	(25,000)
Proceeds from disposal of Fuel & Pneumatics product line	—	660

Net cash used in investing activities	(20,104)	(38,230)

Cash flows from financing activities:
Cash dividends paid	(8,948)	(8,207)
Proceeds from sales of treasury stock	1,308	1,655
Payments for repurchases of common stock	(6,837)	—
Excess tax benefits from stock compensation	2,236	541
Borrowings on revolving lines of credit and short-term borrowings	28,207	32,715
Payments on revolving lines of credit and short-term borrowings	(46,278)	(32,715)
Payments of long-term debt	(14,569)	(108,569)

Net cash used in financing activities	(44,881)	(114,580)

Effect of exchange rate changes on cash and cash equivalents	49	(1,474)

Net change in cash and cash equivalents	(44,760)	(28,303)
Cash and cash equivalents at beginning of period	105,579	100,863

Cash and cash equivalents at end of period	$60,819	$72,560

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of shares				Stockholders’ equity
							Accumulated other comprehensive earnings
										Total
				Treasury			Foreign	Unrealized	Minimum	accumulated				Treasury	Noncontrolling
				stock held for		Additional	currency	derivative	retirement	other			Treasury	stock held for	interest in	Total
	Preferred	Common	Treasury	deferred	Common	paid-in	translation	gains	benefit liability	comprehensive	Deferred	Retained	stock at	deferred	consolidated	stockholders’
	stock	stock	stock	compensation	stock	capital	adjustments	(losses)	adjustments	earnings	compensation	earnings	cost	compensation	subsidiary	equity

Balances as of September 30, 2009	—	72,960	(4,621)	(389)	$106	$73,197	$29,464	$(801)	$(18,534)	$10,129	$4,904	$741,505	$(115,478)	$(4,904)	$2,056	$711,515
Net earnings	—	—	—	—	—	—	—	—	—	—	—	46,424	—	—	198	46,622
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(8,207)	—	—	—	(8,207)
Sale of Treasury Stock	—	—	131	—	—	(215)	—	—	—	—	—	—	1,809	—	—	1,594
Tax benefit attributable to exercise of stock options	—	—	—	—	—	541	—	—	—	—	—	—	—	—	—	541
Stock-based compensation	—	—	—	—	—	3,883	—	—	—	—	—	—	—	—	—	3,883
Purchase of stock by deferred compensation plan	—	—	3	(2)	—	22	—	—	—	—	119	—	40	(119)	—	62
Distribution of stock from deferred compensation plan	—	—	—	26	—	—	—	—	—	—	(308)	—	—	308	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(13,820)	—	—	(13,820)	—	—	—	—	128	(13,692)
Reclassification of unrecognized losses to earnings	—	—	—	—	—	—	—	141	—	141	—	—	—	—	—	141
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	480	480	—	—	—	—	—	480
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	849	(54)	(232)	563	—	—	—	—	(45)	518

Balances as of March 31, 2010	—	72,960	(4,487)	(365)	$106	$77,428	$16,493	$(714)	$(18,286)	$(2,507)	$4,715	$779,722	$(113,629)	$(4,715)	$2,337	$743,457

Balances as of September 30, 2010	—	72,960	(4,223)	(356)	$106	$73,915	$23,152	$(627)	$(16,183)	$6,342	$4,888	$835,919	$(113,088)	$(4,888)	$—	$803,194
Net earnings	—	—	—	—	—	—	—	—	—	—	—	54,489	—	—	—	54,489
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(8,948)	—	—	—	(8,948)
Purchases of Treasury Stock	—	—	(242)	—	—	—	—	—	—	—	—	—	(7,961)	—	—	(7,961)
Sale of Treasury Stock	—	—	261	—	—	(1,763)	—	—	—	—	—	—	4,187	—	—	2,424
Tax benefit attributable to exercise of stock options	—	—	—	—	—	2,236	—	—	—	—	—	—	—	—	—	2,236
Stock-based compensation	—	—	—	—	—	4,113	—	—	—	—	—	—	—	—	—	4,113
Purchase of stock by deferred compensation plan	—	—	2	(2)	—	33	—	—	—	—	107	—	—	(107)	—	33
Distribution of stock from deferred compensation plan	—	—	—	24	—	—	—	—	—	—	(274)	—	—	274	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	8,629	—	—	8,629	—	—	—	—	—	8,629
Reclassification of unrecognized losses to earnings	—	—	—	—	—	—	—	115	—	115	—	—	—	—	—	115
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(274)	(274)	—	—	—	—	—	(274)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	(916)	(43)	96	(863)	—	—	—	—	—	(863)

Balances as of March 31, 2011	—	72,960	(4,202)	(334)	$106	$78,534	$30,865	$(555)	$(16,361)	$13,949	$4,721	$881,460	$(116,862)	$(4,721)	$—	$857,187

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1. Basis of presentation
The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2011 and for the three and six-months ending March 31, 2011 and March 31, 2010, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2011, and the results of operations, cash flows, and changes in equity for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2010 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended. The results of operations for the three and six-months ending March 31, 2011 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.
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
The Condensed Consolidated Statement of Cash Flows for the six-months ending March 31, 2010 has been adjusted to conform to the six-months ending March 31, 2011 presentation. The change in “Retirement benefit obligations” presented in “Cash flows from operating activities” has been reclassified from “Other.”
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
ASU 2009-13 and ASU 2009-14 were adopted by Woodward on October 1, 2010. The adoption did not impact the identification of or the accounting for units of accounting, including the pattern and timing of revenue recognition and is not expected to have a significant impact on Woodward’s financial position, results of operations or cash flows in future periods. Woodward does not generally sell its products and services through arrangements that include multiple-deliverable arrangements, and the Company had no significant multiple-deliverable arrangements as of March 31, 2011.
In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions, and requires certain disclosures regarding the use of the milestone method.

ASU 2010-17 was adopted by Woodward on October 1, 2010. The adoption did not impact the pattern and timing of revenue recognition and is not expected to have a significant impact on Woodward’s financial position, results of operations or cash flows in future periods. For certain development services provided to customers under funded long and short-term development contracts, Woodward recognizes revenue based on completion of substantive milestones determined based on the individual facts and circumstances of each arrangement. Total revenues recognized by Woodward based upon completion of substantive milestones as proscribed by ASU 2010-17 was $966 and $1,330 for the three and six-months ending March 31, 2011, respectively.
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
The following is a reconciliation of net earnings to net earnings per share – basic and net earnings per share – diluted:

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net earnings attributable to Woodward	$32,090	$24,068	$54,489	$46,424

Denominator:
Basic shares outstanding	68,752	68,436	68,782	68,398
Dilutive effect of employee stock options	1,355	1,440	1,358	1,432

Diluted shares outstanding	70,107	69,876	70,140	69,830

Income per common share:
Basic earnings per share attribuable to Woodward	$0.47	$0.35	$0.79	$0.68

Diluted earnings per share attributable to Woodward	$0.46	$0.34	$0.78	$0.66

The following stock option grants were outstanding during the three and six-months ending March 31, 2011 and 2010, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010

Options	680	1,102	678	447

Weighted-average option price	$32.03	$26.92	$32.02	$32.52

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010

Weighted average treasury stock shares held for deferred compensation obligation	345	376	348	380

Note 4. Financial instruments and fair value measurements
The estimated fair values of Woodward’s financial instruments were as follows:

	At March 31, 2011		At September 30, 2010
	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost

Cash and cash equivalents	$60,819	$60,819	$105,579	$105,579
Investments in deferred compensation program	6,460	6,460	5,633	5,633
Short-term borrowings	(570)	(570)	(22,099)	(22,099)
Long-term debt, including current portion	(488,025)	(429,114)	(506,120)	(443,673)
The fair values of cash and cash equivalents, which include investments in money market funds, are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and market interest rates. Woodward’s cash and cash equivalents include funds deposited or invested in the U.S. and overseas that are not insured by the Federal Deposit Insurance Corporation (“FDIC”). Woodward believes that its deposited and invested funds are held by or invested with credit worthy financial institutions or counterparties.
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
The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were as follows:

	March 31, 2011	September 30, 2010
Weighted-average interest rate used to estimate fair value	3.1%	2.9%
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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value. Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of March 31, 2011 or September 30, 2010.

	At March 31, 2011				At September 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$9,585	$—	$—	$9,585	$50,360	$—	$—	$50,360
Equity securities	6,460	—	—	6,460	5,633	—	—	5,633
Foreign exchange forward contract	—	—	—	—	—	579	—	579

Total financial assets	$16,045	$—	$—	$16,045	$55,993	$579	$—	$56,572

Investments in money market funds: Woodward sometimes invests excess cash in money market funds not insured by the FDIC. Woodward believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The investments in money market funds are reported at fair value, with realized gains from interest income realized in earnings and are included in Woodward’s Condensed Consolidated Balance Sheet under the caption “Cash and cash equivalents.” The fair values of Woodward’s investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.
Equity securities: Woodward holds marketable equity securities, through investments in various mutual funds, related to its deferred compensation program. Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are reported at fair value, with realized gains and losses recognized in earnings. The trading securities are included in Woodward’s Condensed Consolidated Balance Sheet under the caption “Other current assets.” The fair values of Woodward’s trading securities are based on the quoted market prices for the net asset value of the various mutual funds.
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
Woodward did not enter into any hedging transactions during the three or six-months ending March 31, 2011 and was not a party to any derivative instruments as of March 31, 2011.
In September 2010, Woodward entered into a foreign currency exchange rate contract to purchase €39,000 for approximately $52,549 in early December 2010. The objective of this derivative instrument, which was not designated as an accounting hedge, was to limit the risk of foreign currency exchange rate fluctuations on a short-term intercompany loan balance. An unrealized gain of $579 on this derivative was carried at fair market value in Woodward’s Condensed Consolidated Balance Sheet under the caption “Other current assets” as of September 30, 2010. In December 2010, a loss of $1,033 was realized on the settlement of this forward contract.
The resulting foreign currency gain realized on the repayment of the short-term intercompany loan balance was recorded in selling, general and administrative expenses and offset the corresponding realized loss on the foreign currency exchange rate contract.

The following table discloses the remaining unrecognized gains and losses and recognized gains associated with derivative instruments in Woodward’s Condensed Consolidated Balance Sheets:

	March 31,	September 30,
	2011	2010
Derivatives designated as hedging instruments	Unrecognized Gain (Loss)
Classified in accumulated other comprehensive earnings	$(895)	$(1,011)
Classified in current and long-term debt	36	70

	$(859)	$(941)

Derivatives not designated as hedging instruments	Recognized Gain
Classified in other current assets	$—	$579

The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ending March 31, 2011			Three-Months Ending March 31, 2010
				Amount of			Amount of
		Amount of	Amount of	Gain (Loss)	Amount of	Amount of	Gain (Loss)
		Income	Gain (Loss)	Reclassified	Income	Gain (Loss)	Reclassified
	Location of Gain	(Expense)	Recognized in	from	(Expense)	Recognized in	from
	(Loss)	Recognized in	Accumulated	Accumulated	Recognized in	Accumulated	Accumulated
	Recognized in	Earnings on	OCI on	OCI into	Earnings on	OCI on	OCI into
Derivatives in:	Earnings	Derivative	Derivative	Earnings	Derivative	Derivative	Earnings

Fair value hedging relationships	Interest expense	$15	$—	$—	$31	$—	$—
Cash flow hedging relationships	Interest expense	(56)	—	(56)	(70)	—	(70)
Foreign currency relationships	Other income (expense)	—	—	—	—	—	—

		$(41)	$—	$(56)	$(39)	$—	$(70)

		Six-Months Ending March 31, 2011			Six-Months Ending March 31, 2010
				Amount of			Amount of
		Amount of	Amount of	Gain (Loss)	Amount of	Amount of	Gain (Loss)
		Income	Gain (Loss)	Reclassified	Income	Gain (Loss)	Reclassified
	Location of Gain	(Expense)	Recognized in	from	(Expense)	Recognized in	from
	(Loss)	Recognized in	Accumulated	Accumulated	Recognized in	Accumulated	Accumulated
	Recognized in	Earnings on	OCI on	OCI into	Earnings on	OCI on	OCI into
Derivatives in:	Earnings	Derivative	Derivative	Earnings	Derivative	Derivative	Earnings

Fair value hedging relationships	Interest expense	$34	$—	$—	$64	$—	$—
Cash flow hedging relationships	Interest expense	(115)	—	(115)	(141)	—	(141)
Foreign currency relationships	Other income (expense)	(1,612)	—	—	102	—	—

		$(1,693)	$—	$(115)	$25	$—	$(141)

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of March 31, 2011, Woodward expects to reclassify $202 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 6. Supplemental statements of cash flows information

	Six-Months Ending
	March 31,
	2011	2010

Interest paid	$13,156	$15,609
Income taxes paid	17,731	17,285
Income tax refunds received	5,920	8,691

Non-cash activities:
Purchases of property, plant and equipment on account	1,942	629
Cashless exercise of stock options	1,124	—
Reduction of accounts receivable and short-term borrowing due to the settlement of accounts receivable previously sold with recourse	3,228	—
Reduction of accounts payable due to the assignment of accounts receivable with recourse	570	—
Reduction to goodwill due to favorable resolution of lease termination recorded in restructuring reserve	103	—
Payment of director fees through issuance of treasury stock	24	—
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
MPC Products, one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the Department of Justice (“DOJ”) regarding certain of its government contract pricing practices prior to June 2005. In the three-months ending December 31, 2009, MPC settled the criminal and civil claims related to the DOJ’s investigation and paid $25,000 in compensation and fines. The purchase price Woodward paid in connection with the acquisition of MPC was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above. Payment of this amount during the six-months ending March 31, 2010 is reflected as an investing activity in the accompanying Condensed Consolidated Statements of Cash Flows.
Note 7. Inventories

	March 31,	September 30,
	2011	2010

Raw materials	$39,614	$19,457
Work in progress	89,457	86,438
Component parts and finished goods	228,709	189,139

	$357,780	$295,034

Note 8. Property, plant, and equipment — net

	March 31,	September 30,
	2011	2010

Land	$11,586	$11,372
Buildings and improvements	172,908	171,257
Leasehold improvements	18,141	17,884
Machinery and production equipment	271,162	270,126
Computer equipment and software	58,441	57,518
Other	23,427	22,854
Construction in progress	28,450	13,125

	584,115	564,136
Less accumulated depreciation	(388,982)	(370,612)

Property, plant and equipment, net	$195,133	$193,524

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010

Depreciation expense	$9,970	$10,403	$20,324	$20,158

During fiscal 2010, Woodward began construction of a new 48,000 square foot system test facility in Rockford, Illinois. The test facility will support product development primarily for Woodward’s Turbine Systems segment. Included in construction in progress at March 31, 2011 and September 30, 2010 are $14,312 and $4,836, respectively, of costs associated with the construction of the test facility, including $556 and $165, respectively, of capitalized interest.
In addition at March 31, 2011 and September 30, 2010, Woodward recognized in construction in progress, $4,968 and $1,604, respectively, of costs associated with the development of a new Enterprise Resource Planning (“ERP”) system for its Airframe Systems segment. These costs included capitalized interest of $116 and $24, respectively.
For the three and six-months ending March 31, 2011 and March 31, 2010, Woodward had capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010

Capitalized interest	$315	$16	$513	$25

Note 9. Goodwill

			Effects of
	September 30,	Additions /	Currency	March 31,
	2010	Adjustments	Translation	2010

Turbine Systems	$86,565	$—	$—	$86,565
Airframe Systems	294,557	(103)	156	294,610
Electrical Power Systems	16,534	—	677	17,211
Engine Systems	40,938	—	230	41,168

Consolidated	$438,594	$(103)	$1,063	$439,554

During the first quarter of fiscal 2011, Woodward negotiated a lease settlement that was favorable in comparison to the previously recorded restructuring accrual established in purchase accounting in connection with the fiscal year 2009 acquisition of MPC. The resulting benefit of $103 was recorded as a reduction to goodwill.
Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of each identified reporting unit with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Woodward compares the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.
Woodward completed its annual goodwill impairment test during the quarter ended March 31, 2011. As a part of that test, Woodward determined its Turbine Systems, Airframe Systems and Engine Systems operating segments represented individual reporting units. Woodward determined its Electrical Power Systems operating segment was represented through three discrete identifiable reporting units. The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method. This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, operating earnings margins, and forecasted cash flows based on the discount rate and the terminal growth rate. Management projects revenue growth rates, operating earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five-year period. These projections are adjusted to reflect current economic conditions and demand for certain products and require considerable management judgement.
Forecasted cash flows were discounted using an 11.3% weighted average cost of capital assumption. The terminal value of the forecasted cash flows assumed an annual compound growth rate after five years of 4.4% and was calculated using the Gordon Growth Model. These inputs, which are unobservable in the market, represent management’s estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows. Woodward evaluated the reasonableness of the resulting fair values of its reporting units by comparing the aggregate fair value to its market capitalization and assessing the reasonableness of any resulting premium.
The results of Woodward’s fiscal year 2011 annual goodwill impairment test performed as of March 31, 2011 indicated the estimated fair value of each reporting unit was in excess of its carrying value, and accordingly, no impairment existed. At March 31, 2011 the goodwill impairment test for Woodward’s Airframe Systems reporting unit, which has a significant concentration of business in the business jet and regional jet market segments which have lagged in the economic recovery, indicates the closest premium, as compared to this reporting unit’s carrying value, while each of Woodward’s remaining reporting units had resulting fair values significantly in excess of their carrying values. Increasing the discount rate by 10%, decreasing the growth rate by 10%, or decreasing forecasted cash flow by 10%, as it relates to the Airframe Systems operating segment, would not result in an impairment charge. However, an increase in the discount rate by approximately 11%, decreasing the growth rate by approximately 38%, or decreasing forecasted cash flow by approximately 15%, as it relates to the Airframe Systems operating segment, would result in an impairment charge.
As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business in assessing goodwill recoverability. There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain reporting units, the period or strength of the current economic recovery or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Note 10. Other intangibles — net

	March 31, 2011			September 30, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationships:
Turbine Systems	$44,327	$(18,962)	$25,365	$44,327	$(18,223)	$26,104
Airframe Systems	176,666	(21,066)	155,600	176,634	(13,162)	163,472
Electrical Power Systems	2,248	(993)	1,255	2,156	(844)	1,312
Engine Systems	20,675	(14,519)	6,156	20,675	(13,577)	7,098

Total	$243,916	$(55,540)	$188,376	$243,792	$(45,806)	$197,986

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	—	—	—	—	—	—
Electrical Power Systems	7,800	(3,919)	3,881	7,616	(3,567)	4,049
Engine Systems	12,615	(7,406)	5,209	12,599	(6,988)	5,611

Total	$20,415	$(11,325)	$9,090	$20,215	$(10,555)	$9,660

Process technology:
Turbine Systems	$11,941	$(5,108)	$6,833	$11,941	$(4,909)	$7,032
Airframe Systems	62,983	(9,151)	53,832	62,967	(6,797)	56,170
Electrical Power Systems	—	—	—	—	—	—
Engine Systems	12,593	(5,302)	7,291	12,593	(4,787)	7,806

Total	$87,517	$(19,561)	$67,956	$87,501	$(16,493)	$71,008

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	39,647	(31,133)	8,514	39,638	(27,595)	12,043
Electrical Power Systems	1,574	(464)	1,110	1,510	(389)	1,121
Engine Systems	460	(174)	286	460	(129)	331

Total	$41,681	$(31,771)	$9,910	$41,608	$(28,113)	$13,495

Total intangibles:
Turbine Systems	$56,268	$(24,070)	$32,198	$56,268	$(23,132)	$33,136
Airframe Systems	279,296	(61,350)	217,946	279,239	(47,554)	231,685
Electrical Power Systems	11,622	(5,376)	6,246	11,282	(4,800)	6,482
Engine Systems	46,343	(27,401)	18,942	46,327	(25,481)	20,846

Consolidated Total	$393,529	$(118,197)	$275,332	$393,116	$(100,967)	$292,149

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010

Amortization expense	$8,542	$8,655	$17,085	$17,836

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:

2011 (remaining)	$17,095
2012	31,383
2013	29,140
2014	26,042
2015	23,610
Thereafter	148,062

$275,332

Note 11. Accrued liabilities

	March 31,	September 30,
	2011	2010

Salaries and other member benefits	$35,261	$43,598
Current portion of restructuring and other charges	3,150	4,862
Warranties	13,621	10,851
Interest payable	11,615	11,925
Accrued retirement benefits	2,731	2,748
Deferred revenues	12,280	12,376
Taxes, other than income	5,536	4,618
Other	21,582	18,074

	$105,776	$109,052

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

Warranties, September 30, 2010	$10,851
Increases to accruals related to warranties during the period	4,009
Settlements of amounts accrued	(1,535)
Foreign currency exchange rate changes	296

Warranties, March 31, 2011	$13,621

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

The summary of the activity in accrued restructuring charges during the three and six-months ending March 31, 2011 is as follows:

	Restructuring	Business
	Charges	Acquisitions	Total

Accrued restructuring charges, September 30, 2010	$667	$5,446	$6,113
Payments	(42)	(400)	(442)
Non-cash adjustments	(15)	(1,616)	(1,631)
Foreign currency exchange rates	(2)	—	(2)

Accrued restructuring charges, December 31, 2010	608	3,430	4,038
Payments	(103)	(300)	(403)
Non-cash adjustments	(16)	123	107
Foreign currency exchange rates	8	—	8

Accrued restructuring charges, March 31, 2011	$497	$3,253	$3,750

Other liabilities included the following amounts of accrued restructuring charges not expected to be settled within twelve months:

	March 31,	September 30,
	2011	2010

Non-current accrued restructuring charges	$600	$1,251
Note 12. Other liabilities

	March 31,	September 30,
	2011	2010
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$65,354	$66,288
Uncertain tax positions, net of offsetting benefits, less amounts recognized within accrued liabilities (Note 14)	9,798	8,720
Other	11,953	8,967

	$87,105	$83,975

Note 13. Other (income) expense, net

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010
Net (gain) loss on sale of assets	$(11)	$(97)	$1	$57
Rent income	(126)	(130)	(307)	(265)
Net gain on investments in deferred compensation program	(233)	(218)	(568)	(399)
Net (income) expense recognized in earnings on foreign currency derivatives (Note 5)	—	—	1,612	(102)
Other	(22)	(24)	(32)	35

	$(392)	$(469)	$706	$(674)

For additional information regarding “Net (income) expense recognized in earnings on foreign currency derivatives” refer to Note 5, Derivative instruments and hedging activities.
Note 14. Income taxes
U.S. GAAP requires that the interim period tax provision be determined as follows:
At the end of each quarter, Woodward estimates the tax that will be provided for the current fiscal year stated as a percentage of estimated “ordinary income”. The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.
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
The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010

Earnings before income taxes	$46,487	$35,818	$77,962	$67,308
Income tax expense	14,397	11,642	$23,473	$20,686
Effective tax rate	31.0%	32.5%	30.1%	30.7%
Income taxes for the six-months ending March 31, 2011 included an expense reduction of $1,890 related to the retroactive extension of the U.S. research and experimentation tax credit.

Worldwide unrecognized tax benefits were as follows:

	March 31,	September 30,
	2011	2010

Gross liability	$11,519	$10,586
Amount that would impact Woodward’s effective tax rate, if recognized, net of expected offsetting adjustments	9,798	8,720
At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,045 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.
Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of the following:

	March 31,	September 30,
	2011	2010

Accrued interest and penalties	$1,824	$1,431
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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ending March 31,
	United States		United Kingdom		Japan
	2011	2010	2011	2010	2011	2010

Service cost	$859	$912	$117	$98	$107	$96
Interest cost	1,411	1,223	518	505	44	60
Expected return on plan assets	(1,674)	(1,190)	(562)	(530)	(65)	(60)
Amortization of:
Transition obligation	—	—	—	—	—	22
Net actuarial loss	78	132	162	132	62	55
Prior service cost (benefit)	18	(65)	—	—	(2)	(2)

Net periodic retirement pension cost	$692	$1,012	$235	$205	$146	$171

Contributions	$—	$—	$488	$447	$—	$—

	Six-Months Ending March 31,
	United States		United Kingdom		Japan
	2011	2010	2011	2010	2011	2010

Service cost	$1,717	$1,824	$232	$200	$214	$195
Interest cost	2,823	2,445	1,029	1,035	88	120
Expected return on plan assets	(3,347)	(2,380)	(1,116)	(1,086)	(130)	(120)
Amortization of:
Transition obligation	—	—	—	—	—	43
Net actuarial loss	156	264	322	271	123	111
Prior service cost (benefit)	37	(130)	—	—	(4)	(4)

Net periodic retirement pension cost	$1,386	$2,023	$467	$420	$291	$345

Contributions	$—	$—	$940	$926	$2,250	$913

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010

Service cost	$23	$30	$46	$60
Interest cost	494	521	987	1,041
Amortization of:
Net actuarial loss	32	47	64	94
Prior service benefit	(217)	(312)	(435)	(624)

Net periodic other postretirement cost	$332	$286	$662	$571

Contributions	$817	$911	$1,594	$1,466

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

Retirement pension benefits:
United States	$2,580
United Kingdom	896
Japan	—
Other postretirement benefits	1,057
Note 16. Stock-based compensation
Stock options
Woodward’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which is stockholder-approved, provides for the grant of up to 7,410 stock options to its members and directors. Woodward believes that such awards better align the interest of its members with those of its stockholders. Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, and generally with a four-year vesting schedule at a vesting rate of 25% per year and a term of 10 years.
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

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010
Expected term	5.8 years	6.5 years	5.8 - 8.7 years	6.5 years
Estimated volatility	54.0%	51.0%	48.0% - 54.0%	51.0%
Estimated dividend yield	1.1%	1.4%	1.1% - 1.3%	1.4%
Risk-free interest rate	2.6%	3.0%	1.9% - 2.6%	3.4%
Forfeiture rate	10.6%	10.8%	0% - 10.6%	8.1%

The following is a summary of the activity for stock option awards during the three and six-months ending March 31, 2011:

		Weighted-
		Average
	Number of	Exercise Price
	options	per Share
Balance at September 30, 2010	4,011	$16.87
Options granted	678	32.04
Options exercised	(253)	8.70
Options expired unexercised	—	n/a
Options forfeited	(12)	25.54

Balance at December 31, 2010	4,424	19.64
Options granted	4	35.00
Options exercised	(8)	20.93
Options expired unexercised	—	n/a
Options forfeited	(2)	32.89

Balance at March 31, 2011	4,418	$19.65

As of March 31, 2011, there was $12,119 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2002 Stock Option Plan (for which no further grants will be made) and the 2006 Plan. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.8 years.
Restricted stock
In connection with Woodward’s acquisition of MPC Products, restricted stock awards were granted with a two-year graded vesting schedule. The restricted stock shares participated in dividends during the vesting period. On October 1, 2010, the remaining 70 outstanding restricted stock awards vested and there were no outstanding restricted stock awards as of March 31, 2011.
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
In connection with the sale of the Fuel & Pneumatic product line during fiscal year 2009, Woodward assigned to a subsidiary of the purchaser its rights and responsibilities related to certain contracts with the U.S. Government. Woodward provided to the U.S. Government a customary guarantee of the purchaser’s subsidiary’s performance obligations under the contracts. The purchaser and its affiliates have agreed to indemnify Woodward for any liability incurred with respect to the guarantee.
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
A summary of consolidated net sales by segment follows:

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010
Segment net sales:
Turbine Systems
External net sales	$166,899	$144,844	$317,853	$284,930
Intersegment sales	3,024	2,269	5,734	4,599

Total segment net sales	169,923	147,113	323,587	289,529

Airframe Systems
External net sales	96,984	90,260	179,711	181,309
Intersegment sales	473	613	1,385	1,291

Total segment net sales	97,457	90,873	181,096	182,600

Electrical Power Systems
External net sales	57,153	43,664	105,379	92,545
Intersegment sales	15,727	10,863	29,128	18,785

Total segment net sales	72,880	54,527	134,507	111,330

Engine Systems
External net sales	97,830	70,584	180,998	129,876
Intersegment sales	10,333	7,639	19,224	16,226

Total segment net sales	108,163	78,223	200,222	146,102

Consolidated
External net sales	418,866	349,352	783,941	688,660
Intersegment sales	29,557	21,384	55,471	40,901

Total segment net sales	$448,423	$370,736	$839,412	$729,561

A summary of consolidated earnings follows:

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010
Segment earnings (loss):
Turbine Systems	$40,618	$32,355	$77,084	$64,429
Airframe Systems	4,044	4,976	(977)	7,385
Electrical Power Systems	5,286	4,859	10,196	12,182
Engine Systems	10,234	6,147	18,296	9,382

Total segment earnings	60,182	48,337	104,599	93,378
Nonsegment expenses	(7,481)	(5,315)	(14,045)	(10,725)
Interest expense, net	(6,214)	(7,204)	(12,592)	(15,345)

Consolidated earnings before income taxes	$46,487	$35,818	$77,962	$67,308

Segment assets consist of accounts receivable, inventories, property, plant and equipment - net, goodwill, and other intangibles — net. A summary of consolidated total assets by segment follows:

	March 31,	September 30,
	2011	2010
Segment assets:
Turbine Systems	$367,190	$347,188
Airframe Systems	742,245	748,297
Electrical Power Systems	179,560	156,788
Engine Systems	224,703	204,495

Total segment assets	1,513,698	1,456,768
Unallocated corporate property, plant and equipment, net	6,536	6,111
Other unallocated assets	160,582	200,354

Consolidated total assets	$1,680,816	$1,663,233

Note 19. Subsequent events
On April 15, 2011, the Company completed the previously announced acquisition of all of the outstanding stock of Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”) and a portion of the assets of IDS’ business in China for a total of approximately $39,500, which includes approximately $6,500 in marketable securities. In addition, the Company has agreed to purchase the remainder of the assets of IDS’ business in China, for approximately $5,500 subject to specified terms and conditions (together with the acquisition of IDS, the “IDS Acquisition”). The purchase price remains subject to certain customary post-closing adjustments. The IDS Acquisition is being financed by the Company with borrowings from its $225,000 revolving credit facility. Transaction costs of $1,720 for the three and six-months ending March 31, 2011 are included in selling, general and administrative expenses.
IDS is a leader in innovative power electronic systems predominantly in utility scale wind turbines and photovoltaic plants. Additionally, IDS offers key products in power distribution, marine propulsion systems and specialized solutions. Besides wind turbines and photovoltaic plants, its products are used in offshore oil and gas platforms, energy storage and distribution systems, and a variety of industrial applications. IDS will be integrated into Woodward’s Electrical Power Systems business segment.
The Company believes the IDS Acquisition expands its presence in wind converter offerings and reduces its time to market with expansion of solar energy, energy storage, and marine drives.
Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, Woodward is unable at this time to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. In addition, the Company is unable at this time to provide the pro forma revenues and earnings of the combined entity. This information is expected to be included in Woodward’s Form 10-Q for the third quarter ending June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)
FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:
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
Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:
•	a decline in business with, or financial distress of, our significant customers;
•	the instability in the financial markets and prolonged unfavorable economic and other industry conditions;
•	our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;
•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;
•	our ability to implement, and realize the intended effects of, our restructuring efforts;
•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;
•	our ability to manage our expenses while responding to sales increases or decreases;
•	the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;
•	the success of, or expenses associated with, our product development activities;

•	our ability to integrate acquisitions and manage costs related thereto;
•	our debt obligations, our debt service requirements, and our ability to operate our business, pursue business strategies and incur additional debt in light of covenants contained in our outstanding debt agreements;
•	risks related to our U.S. Government contracting activities, including risk of decline in the level of U.S. defense spending;
•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;
•	future subsidiary results or changes in domestic or international tax statutes;
•	environmental liabilities related to manufacturing activities;
•	our continued access to a stable workforce and favorable labor relations with our employees;
•	the geographical location of a significant portion of our Airframe Systems business in California, which historically has been susceptible to natural disasters;
•	our ability to successfully manage regulatory, tax, and legal matters (including product liability, patent, and intellectual property matters);
•	liabilities resulting from legal and regulatory proceedings, inquiries, or investigations by private or U.S. Government persons or entities;
•	risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates, and changes in the legal and regulatory environments of countries in which we operate;
•	fair value of defined benefit plan assets and assumptions used in determining our retirement pension and other postretirement benefit obligations and related expenses including, among others, discount rates and investment return on pension assets; and
•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.
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
Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward, Inc. and its consolidated subsidiaries.
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
Non-U.S. GAAP Financial Measures
Earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management uses EBIT to evaluate Woodward’s operating performance without the impacts of financing and tax related considerations. Management uses EBITDA in evaluating Woodward’s operating performance; making business decisions, including developing budgets, managing expenditures, forecasting future periods; and evaluating capital structure impacts of various strategic scenarios. Management uses free cash flow, which is derived from cash flows provided by operating activities, in reviewing the financial performance of Woodward’s various business segments and evaluating cash generation levels. Securities analysts, investors, and others frequently use EBIT, EBITDA and free cash flow in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets that are subject to amortization. The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. Because EBIT and EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. Our calculations of EBIT, EBITDA and free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

EBIT and EBITDA for the three and six-months ending March 31, 2011 and March 31, 2010 were as follows:

	Three-Months Ending		Six-Months Ending
	March 31,		March 31,
	2011	2010	2011	2010
Net earnings	$32,090	$24,176	$54,489	$46,622
Income taxes	14,397	11,642	23,473	20,686
Interest expense	6,299	7,324	12,800	15,575
Interest income	(85)	(120)	(208)	(230)

EBIT	52,701	43,022	90,554	82,653
Amortization of intangible assets	8,542	8,655	17,085	17,836
Depreciation expense	9,970	10,403	20,324	20,158

EBITDA	$71,213	$62,080	$127,963	$120,647

Free cash flow for the six-months ending March 31, 2011 and March 31, 2010 was as follows:

	Six-Months Ending
	March 31,
	2011	2010
Net cash provided by operating activities	$20,176	$125,981
Capital expenditures	(20,124)	(14,136)

Free cash flow	$52	$111,845

OVERVIEW
Operational Highlights
Quarterly Highlights
Net sales for the second quarter of fiscal 2011 were $418,866, an increase of 19.9% from $349,352 for the second quarter of the prior fiscal year. We saw sales growth across all of our business segments, predominantly as a result of the overall global economic recovery, as compared to the second quarter of fiscal 2010.
Sequentially, net sales for the second quarter of fiscal 2011 increased by $53,791, or 14.7%, to $418,866 from $365,075 for the first quarter of fiscal 2011. Historically, net sales in the first quarter have generally been lower than the remaining three quarters of the fiscal year due to customer buying patterns and the observance of various holidays.
Net earnings attributable to Woodward for the second quarter of fiscal 2011 were $32,090, or $0.46 per diluted share, compared to $24,068, or $0.34 per diluted share, for the second quarter of fiscal 2010. Net earnings were positively affected by increased volume, partially offset by increased variable compensation and investment in research and development.
EBIT for the second quarter of fiscal 2011 was $52,701, up 22.5% from $43,022 in the same period of fiscal 2010, primarily due to increased sales volume.
Year to Date Highlights
Net sales for the first half of fiscal 2011 were $783,941, an increase of 13.8% from $688,660 for the first half of the prior fiscal year. On a year to date basis, we saw growth across all of our business segments except our Airframe Systems segment, which was down slightly as compared to the prior fiscal year.

Net earnings attributable to Woodward for the first half of fiscal 2011 were $54,489, or $0.78 per diluted share, compared to $46,424, or $0.66 per diluted share, for the first half of fiscal 2010. Net earnings were positively affected by increased sales volumes, partially offset by increased investment in research and development, increased variable compensation and a reduction in customer funded development revenue. Net earnings attributable to Woodward for the first half of fiscal 2011, also included a charge of approximately $2,300, or $0.03 per share, net of approximately $1,300 tax benefit, related to a change in the estimate of future workman’s compensation costs.
EBIT for the first half of fiscal 2011 was $90,554, up 9.6% from $82,653 in the same period of fiscal 2010.
Liquidity Highlights
Net cash provided by operating activities for the first half of fiscal 2011 was $20,176 compared to $125,981 for the same period of fiscal 2010, reflecting the utilization of working capital primarily associated with an investment in increased inventory levels to support future sales growth.
Free cash flow for the first half of fiscal 2011 was $52 compared to $111,845 for the same period of fiscal 2010. EBITDA increased by $7,316 to $127,963 for the first half of fiscal 2011 from $120,647 for the same period of fiscal 2010.
On April 15, 2011, we completed the previously announced acquisition of all of the outstanding stock of Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”) and a portion of the assets of IDS’ business in China for a total of approximately $39,500, which includes approximately $6,500 in marketable securities. In addition, we have agreed to purchase the remainder of the assets of IDS’ business in China, for approximately $5,500 subject to specified terms and conditions (together with the acquisition of IDS, the “IDS Acquisition”). The purchase price remains subject to certain customary post-closing adjustments. The IDS Acquisition is being financed by the Company with borrowings from our $225,000 revolving credit facility.
At March 31, 2011, we held $60,819 in cash and cash equivalents, and had total outstanding debt of $429,684. At March 31, 2011, under our $225,000 revolving credit facility, we had additional borrowing availability of $219,818, net of outstanding letters of credit, and additional borrowing capacity of $24,774 under various foreign credit facilities. As of April 21, 2011, we had total outstanding debt of $491,699 with additional borrowing availability of $159,692 under our $225,000 revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $26,252 under various foreign credit facilities.
RESULTS OF OPERATIONS
The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ending				Six-Months Ending
		% of		% of		% of		% of
	March 31,	Net	March 31,	Net	March 31,	Net	March 31,	Net
	2011	Sales	2010	Sales	2011	Sales	2010	Sales
Net sales	$418,866	100.0%	$349,352	100.0%	$783,941	100.0%	$688,660	100.0%
Cost of goods sold	292,520	69.8	244,316	69.9	553,697	70.6	483,868	70.3
Selling, general, and administrative expenses	38,445	9.2	34,130	9.8	71,111	9.1	66,965	9.7
Research and development costs	27,050	6.5	19,698	5.6	50,788	6.5	38,012	5.5
Amortization of intangible assets	8,542	2.0	8,655	2.5	17,085	2.2	17,836	2.6
Interest expense	6,299	1.5	7,324	2.1	12,800	1.6	15,575	2.3
Interest income	(85)	(0.0)	(120)	(0.0)	(208)	(0.0)	(230)	(0.0)
Other (income) expense, net	(392)	(0.1)	(469)	(0.1)	706	0.1	(674)	(0.1)

Consolidated costs and expenses	372,379	88.9	313,534	89.7	705,979	90.1	621,352	90.2

Earnings before income taxes	46,487	11.1	35,818	10.3	77,962	9.9	67,308	9.8
Income tax expense	14,397	3.4	11,642	3.3	23,473	3.0	20,686	3.0

Net earnings	32,090	7.7	24,176	6.9	54,489	7.0	46,622	6.8
Net earnings attributable to noncontrolling interest, net	—	—	(108)	(0.0)	—	—	(198)	(0.0)

Net earnings attributable to Woodward	$32,090	7.7%	$24,068	6.9%	$54,489	7.0%	$46,424	6.7%

Other select financial data:

	March 31,	September 30,
	2011	2010
Working capital	$512,440	$456,577
Short-term borrowings	570	22,099
Total debt	429,720	465,842
Total stockholders’ equity	857,187	803,194
Net sales
Consolidated net sales for the second quarter and first half of fiscal 2011 increased by $69,514, or 19.9%, and $95,281, or 13.8%, respectively, compared to the same periods of fiscal 2010. Details of the changes in consolidated net sales are as follows:

	Three-Month	Six-Month
	Period	Period
Consolidated net sales for the period ending March 31, 2010	$349,352	$688,660
Turbine Systems volume changes	18,055	27,301
Airframe Systems volume changes	8,194	5,151
Airframe Systems customer funded development	(1,470)	(6,749)
Electrical Power Systems volume changes	14,401	18,369
Engine Systems volume changes	25,669	49,385
Price changes	2,761	3,994
Effects of changes in foreign currency rates	1,904	(2,170)

Consolidated net sales for the period ending March 31, 2011	$418,866	$783,941

The increase in net external sales in the second quarter and first half of fiscal 2011 was attributable to sales volume increases across all our segments, offset partially by decreased customer funded development project revenue within Airframe Systems. Net external sales for the second quarter and first half of fiscal 2011 were also impacted by favorable price changes. For the first half of fiscal 2011, the effect of favorable foreign currency exchange rates during the second quarter partially offset the effect of unfavorable foreign currency exchange rates during the first quarter of fiscal 2011.
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
Price changes: Increases in selling prices across several products in Turbine Systems and Engine Systems were partially offset by decreases in selling prices for some wind related Electrical Power Systems’ products. Selling price changes were in response to prevailing market conditions.
Foreign currency exchange rates: Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), European Monetary Units (the “Euro”), Great Britain pounds (“GBP”), Japanese yen (“JPY”) and Chinese yuan (“CNY”). As the USD, Euro, GBP, JPY, and CNY fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. If the CNY, which the Chinese government has not historically allowed to fluctuate significantly against USD, is allowed to fluctuate against USD in the future, we would be exposed to gains or losses on sales transactions denominated in CNY. For additional information on foreign currency exchange rate risk refer to the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the SEC.
Costs and Expenses
Cost of goods sold increased by $48,204 to $292,520, or 69.8% of net sales, for the second quarter of fiscal 2011 from $244,316, or 69.9% of net sales, for the second quarter of fiscal 2010. Cost of goods sold increased to $553,697, or 70.6% of net sales, for the first half of fiscal 2011 from $483,868, or 70.3% of net sales, for the first half of fiscal 2010. Correspondingly, gross margins (as measured by net sales less cost of goods sold, divided by net sales) were relatively flat at 30.2% and 29.4% for the second quarter and first half of fiscal 2011, respectively, compared to 30.1% and 29.7%, respectively, for the same periods of the prior year.

Selling, general, and administrative expenses increased by $4,315, or 12.6%, to $38,445 for the second quarter of fiscal 2011 as compared to $34,130 for the same period of fiscal 2010. Selling, general and administrative expenses decreased as a percentage of net sales to 9.2% for the second quarter of fiscal 2011 as compared to 9.8% for the same period of fiscal 2010. Selling, general, and administrative expenses increased by $4,146, or 6.2%, to $71,111 for the first half of fiscal 2011 as compared to $66,965 for the same period of fiscal 2010. Selling, general and administrative expenses decreased as a percentage of net sales to 9.1% for the first half of fiscal 2011 as compared to 9.7% for the same period of fiscal 2010.
Research and development costs increased by $7,352, or 37.3%, to $27,050 for the second quarter of fiscal 2011 as compared to $19,698 for the same period of fiscal 2010. Research and development costs increased by $12,776, or 33.6%, to $50,788 for the first half of fiscal 2011 as compared to $38,012 for the same period of fiscal 2010. Research and development costs increased as a percentage of net sales to 6.5% for both the second quarter and first half of fiscal 2011 as compared to 5.6% and 5.5% for the same respective periods of fiscal 2010. The increase in research and development costs is primarily due to our investment in development of next generation technology and successful capture of new product platforms. Our research and development activities extend across almost our entire customer base. In order to accommodate the development of next generation technology and to satisfy new platform design requirements, spending on research and development is expected to increase somewhat in the second half of fiscal 2011 as compared to the first half of the same period.
Amortization of intangible assets decreased slightly to $8,542 and $17,085 for the second quarter and first half of fiscal 2011, respectively, compared to $8,655 and $17,836 for the same periods in fiscal 2010. As a percentage of net sales, amortization of intangible assets decreased to 2.0% and 2.2% for the second quarter and first half of fiscal 2011, respectively, as compared to 2.5% and 2.6% for the same periods of the prior year.
Interest expense decreased to $6,299, or 1.5% of net sales, and $12,800, or 1.6% of net sales, for the second quarter and first half of fiscal 2011, respectively, compared to $7,324, or 2.1% of net sales, and $15,575, or 2.3% of net sales, for the same periods of the prior fiscal year. The decrease in interest expense is due to related debt reductions.
Income taxes were provided at an effective rate on earnings before income taxes of 31.0% and 30.1% for the second quarter and first half of fiscal 2011, respectively, compared to 32.5% and 30.7% for the same periods of fiscal 2010. The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

	Three-Month	Six-Month
	Period	Period
Effective tax rate for the period ending March 31, 2010	32.5%	30.7%
Research credit in fiscal 2011 as compared to fiscal 2010	(1.6)	(3.0)
Adjustment of tax issues recorded in the period ending March 31, 2010	1.1	2.4
Adjustment of tax issues recorded in the period ending March 31, 2011	(1.6)	(0.2)
Domestic production activities deduction	(0.8)	(0.8)
Foreign tax rate differences	1.3	1.3
Other changes, net	0.1	(0.3)

Effective tax rate for the period ending March 31, 2011	31.0%	30.1%

On December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, we recognized a tax benefit of $1,890 in first half of fiscal 2011 related to the prior year impact.
In January 2011, the State of Illinois increased its corporate income tax rate from 7.3% to 9.5% effective January 1, 2011. This tax rate increase is not expected to have a material impact on Woodward’s Consolidated Financial Statements.

Segment Results
The following table presents sales by segment:

	Three-Months Ending March 31,				Six-Months Ending March 31,
	2011		2010		2011		2010
Segment net sales:
Turbine Systems	$169,923	40.6%	$147,113	42.1%	$323,587	41.3%	$289,529	42.0%
Airframe Systems	97,457	23.3	90,873	26.0	181,096	23.1	182,600	26.5
Electrical Power Systems	72,880	17.4	54,527	15.6	134,507	17.2	111,330	16.2
Engine Systems	108,163	25.8	78,223	22.4	200,222	25.5	146,102	21.2

Total segment net sales	448,423	107.1	370,736	106.1	839,412	107.1	729,561	105.9
Less intersegment net sales:
Turbine Systems	(3,024)	(0.7)	(2,269)	(0.6)	(5,734)	(0.7)	(4,599)	(0.7)
Airframe Systems	(473)	(0.1)	(613)	(0.2)	(1,385)	(0.2)	(1,291)	(0.2)
Electrical Power Systems	(15,727)	(3.8)	(10,863)	(3.1)	(29,128)	(3.7)	(18,785)	(2.7)
Engine Systems	(10,333)	(2.5)	(7,639)	(2.2)	(19,224)	(2.5)	(16,226)	(2.4)

Total intersegment net sales	(29,557)	(7.1)	(21,384)	(6.1)	(55,471)	(7.1)	(40,901)	(5.9)

Consolidated net sales	$418,866	100.0%	$349,352	100.0%	$783,941	100.0%	$688,660	100.0%

The following table presents earnings by segment:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2011	2010	2011	2010
Turbine Systems	$40,618	$32,355	$77,084	$64,429
Airframe Systems	4,044	4,976	(977)	7,385
Electrical Power Systems	5,286	4,859	10,196	12,182
Engine Systems	10,234	6,147	18,296	9,382

Total segment earnings	60,182	48,337	104,599	93,378
Nonsegment expenses	(7,481)	(5,315)	(14,045)	(10,725)
Interest expense, net	(6,214)	(7,204)	(12,592)	(15,345)

Consolidated earnings before income taxes	46,487	35,818	77,962	67,308
Income tax expense	(14,397)	(11,642)	(23,473)	(20,686)

Consolidated net earnings	$32,090	$24,176	$54,489	$46,622

The following table presents earnings by segment as a percentage of segment net sales, which includes intersegment sales:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2011	2010	2011	2010
Turbine Systems	23.9%	22.0%	23.8%	22.3%
Airframe Systems	4.1	5.5	(0.5)	4.0
Electrical Power Systems	7.3	8.9	7.6	10.9
Engine Systems	9.5	7.9	9.1	6.4
Turbine Systems
Turbine Systems’ segment net sales (including intersegment sales) were $169,923 and $323,587 for the second quarter and first half of fiscal 2011, respectively, compared to $147,113 and $289,529 for the same periods of fiscal 2010. Sales were higher in both aerospace and industrial turbine markets during the second quarter and first half of fiscal 2011. Sales for the aerospace aftermarket, in the second quarter and first half of fiscal 2011, benefited from increased passenger and cargo air traffic, which favorably affected aftermarket sales, and the production of new aircraft platforms on which Turbine Systems’ products are used. In addition, the second quarter of fiscal 2011 experienced additional favorable aftermarket sales related to commercial and military fleets as airlines increase fleet capacity, and as our military customers have continuing involvement in global conflicts driving repair requirements.

We believe the fleet dynamics of commercial aircraft platforms on which we have content, such as the Airbus A320, the Boeing 777, the Embraer and the Bombardier 70- to 90-seat regional jets, allowed our aftermarket business to be somewhat less negatively impacted by the effects of the recent economic down-cycle than some of our competitors and has supported sales growth as a result of the more recent rebound in air traffic. Commercial original equipment manufacturer (“OEM”) aircraft deliveries of narrow-body and wide-body aircraft have increased based on an increase in production rates and orders. Sales in the power generation market have benefited from the continued recovery of the global economy. As a result, demand for industrial turbine equipment has strengthened, particularly in emerging markets and Japan.
Turbine Systems’ segment earnings increased by $8,263, or 25.5%, and $12,655, or 19.6%, for the second quarter and first half of fiscal 2011, as compared to the same periods of fiscal 2010 due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ending March 31, 2010	$32,355	$64,429
Sales volume changes	7,329	9,868
Selling price changes	3,408	5,466
Sales mix	2,172	7,070
Investments in engineering and research and development	(1,704)	(4,221)
Changes in variable compensation	(2,275)	(2,903)
Increased costs to support sales growth	(234)	(1,357)
Effects of changes in foreign currency rates	(616)	(520)
Other, net	183	(748)

Earnings for the period ending March 31, 2011	$40,618	$77,084

Turbine Systems’ segment earnings increased in the second quarter and first half of fiscal 2011 compared to the same periods of fiscal 2010 primarily as a result of sales volume increases, selling price changes and a more favorable sales mix due to increased levels of aftermarket sales, partially offset by increased variable compensation and costs associated with new product development. The sales mix during the second quarter of fiscal 2011 continued to include a higher proportion of aftermarket sales than the same period in fiscal 2010 as a result of increased air traffic. Earnings as a percentage of sales increased to 23.9% and 23.8% in the second quarter and first half of fiscal 2011, respectively, compared to 22.0% and 22.3% for the same periods of fiscal 2010.
Construction is underway on a new 48,000 square foot system test facility in Rockford, Illinois. The facility, which will house numerous environmental system test cells and a vibration lab, will support, among other development projects, Turbine Systems’ development efforts of next generation fuel systems for aircraft turbines. The test facility is expected to be completed and placed into service in early fiscal year 2012.
Airframe Systems
Airframe Systems’ segment net sales (including intersegment sales) were $97,457 and $181,096 for the second quarter and first half of fiscal 2011, respectively, compared to $90,873 and $182,600 for the same periods of fiscal 2010. The increase in sales for the second quarter reflects recovering demand for business and regional jets and a steady level of military sales, partially offset by reduced levels of customer funded development revenue. We have begun to see increased military sales, both sequentially from the first quarter of fiscal 2011 and from the second quarter of the prior fiscal year, primarily in our guided weapons products. The slight decrease in sales for the first half of fiscal 2011, as compared to the same period of the previous year, is attributable to increased OEM sales, primarily for rotocraft and business and regional jets, offset by reduced demand for various military applications, which occurred in the first quarter of fiscal 2011, and decreased funding for customer development projects.

Airframe Systems’ segment earnings decreased to $4,044 and a loss of $977 in the second quarter and first half of fiscal 2011, respectively, from earnings of $4,976 and $7,385 for the same periods of fiscal 2010 due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ending March 31, 2010	$4,976	$7,385
Sales volume changes	2,230	188
Sales mix	307	(1,978)
Customer funded development revenue	(1,470)	(6,749)
Investments in engineering and research and development	(1,075)	(1,075)
Changes in variable compensation	(1,388)	(1,330)
Savings related to workforce management	—	2,369
Workman’s compensation costs	—	(2,232)
Restructuring costs	198	1,411
Other, net	266	1,034

Earnings (losses) for the period ending March 31, 2011	4,044	(977)

The decrease in Airframe Systems segment earnings for the second quarter of fiscal 2011 was primarily due to decreases in customer funded development revenue and increases in variable compensation and investment in research and development projects, partially offset by increases in sales volume and favorable sales mix. The decrease in Airframe Systems segment earnings for the first half of fiscal 2011 is due to decreased customer funded development revenue, a less favorable sales mix, a charge related to a change in the estimate of future workman’s compensation costs and investment in research and development, partially offset by savings related to workforce management and a reversal of previously accrued restructuring costs attributable to the early termination of a leased facility.
Electrical Power Systems
Electrical Power Systems’ segment net sales (including intersegment sales) were $72,880 and $134,507 for the second quarter and first half of fiscal 2011, respectively, compared to $54,527 and $111,330 for the same periods of fiscal 2010. During the second quarter fiscal 2011, wind turbine converter sales increased as a result of increased market share, primarily in China and Germany, and an increase in demand from existing wind turbine converter customers. The second quarter of fiscal 2011 also experienced sales increases in non-wind power generation and distribution equipment and sales related to power station projects, partially offset by price decreases. Sales for the first half of fiscal 2011 increased principally due to increased demand for our wind turbine converters and non-wind power generation and distribution equipment, with sales related to power station projects flat as compared to the same period of fiscal 2010.
Although wind turbine converter sales were up in the first half of fiscal 2011 as compared to the same period in fiscal 2010, wind converter demand continues to be impacted by tight lender requirements for project financing and uncertainty regarding government stimulus programs due to a lack of clear policy direction in the U.S. and elsewhere.
Intersegment sales increased to $15,727 and $29,128 in the second quarter and first half of fiscal 2011, respectively, from $10,863 and $18,785 for the same periods of fiscal 2010 reflecting the strength in demand from Engine Systems and Turbine Systems’ customers.
Foreign currency exchange rates had essentially no impact on segment net sales for the second quarter of fiscal 2011. During the first half of fiscal 2011, segment net sales were negatively impacted by approximately $3,400 due to changes in foreign currency exchange rates as compared to the same period of fiscal 2010.

Electrical Power Systems’ segment earnings increased by $427, or 8.8%, for the second quarter of fiscal 2011 and decreased by $1,986, or 16.3%, for the first half of fiscal 2011, as compared to the same periods of fiscal 2010 due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ending March 31, 2010	$4,859	$12,182
Sales volume changes	7,105	10,947
Selling price changes	(892)	(2,162)
Sales mix	(925)	(1,548)
Investments in engineering and research and development	(603)	(1,136)
Changes in variable compensation	(1,198)	(1,631)
Increase in global expansion efforts	(588)	(3,625)
Quality costs	(1,388)	(1,249)
Effects of changes in foreign currency rates	(383)	(1,015)
Other, net	(701)	(567)

Earnings for the period ending March 31, 2011	$5,286	$10,196

The increase in Electrical Power Systems’ segment earnings for the second quarter of fiscal 2011 as compared to the same period in the prior year was due to increased volume, which was partially offset by increased variable compensation costs, costs associated with field quality issues experienced, strategic price reductions to support market share gains and unfavorable sales mix. The decrease in Electrical Power Systems’ segment earnings for the first half of fiscal 2011 as compared to the same period in the prior year was driven mainly by increased global expansion effort costs, strategic price reductions to support market share gains and costs associated with field quality issues experienced. These negative factors associated with the first half of fiscal 2011 were partially offset by increased sales volume of both wind turbine converters and non-wind power generation and distribution equipment.
Engine Systems
Engine Systems’ segment net sales (including intersegment sales) were $108,163 and $200,222 for the second quarter and first half of fiscal 2011, respectively, compared to $78,223 and $146,102 for the same periods of fiscal 2010.
The overall increase in sales for both the second quarter and the first half of fiscal 2011 compared to the same periods of fiscal 2010 was driven by increased sales volume in all markets served by Engine Systems. The strongest growth continued to be recognized in the sales of energy control solutions used in small diesel and natural gas engine applications, which serve primarily the construction, agricultural and on highway natural gas vehicles. Sales increases of energy control solutions used in large engine applications, which serve the power generation marine and process markets, were primarily attributable to increased demand for engines burning specialty fuels or for new power projects.
Engine Systems’ segment earnings increased by $4,087, or 66.5%, and $8,914, or 95.0%, for the second quarter and first half of fiscal 2011, respectively, as compared to the same periods of fiscal 2010 due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ending March 31, 2010	$6,147	$9,382
Sales volume changes	10,656	19,333
Selling price changes	245	690
Sales mix	(3,231)	(4,481)
Investments in engineering and research and development	(2,440)	(3,615)
Changes in variable compensation	(1,349)	(1,723)
Freight and duty costs	(703)	(1,312)
Effects of changes in foreign currency rates	(61)	561
Other, net	970	(539)

Earnings for the period ending March 31, 2011	$10,234	$18,296

For both the second quarter and the first half of fiscal 2011, increased segment earnings, compared to the same periods in fiscal 2010, were primarily driven by higher sales volumes, partially offset by investment in research and development, unfavorable sales mix and increases in variable compensation.
Nonsegment expenses
Nonsegment expenses for the second quarter and first half of fiscal 2011 increased to $7,481, or 1.8% of net sales, and $14,045, or 1.8% of net sales, respectively, compared to $5,315, or 1.5% of net sales, and $10,725, or 1.6% of net sales, for the same periods of fiscal 2010. The increase in nonsegment expenses for the second quarter and first half of fiscal 2011 resulted primarily from increased variable compensation. Also included were costs related to the IDS Acquisition, which were offset by the revaluation of previously recorded provisions.
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
In the event we are unable to generate sufficient cash flows from operating activities, we have a revolving credit facility comprised of unsecured financing arrangements with a syndicate of U.S. banks totaling $225,000. Under the revolving credit facility, we have an option to increase our available borrowings by $125,000 to $350,000, subject to the lenders’ participation. In addition, we have various foreign lines of credit, some of which are tied to net amounts on deposit at certain foreign financial institutions: these are generally reviewed annually for renewal. Historically, we have used borrowings under these foreign lines of credit to finance certain local operations on a periodic basis.
At March 31, 2011, we had no borrowings outstanding under our revolving credit facility and had foreign short-term borrowings outstanding of $570. Our aggregate cash and cash equivalents were $60,819 and $105,579 and our working capital was $512,440 and $456,577 at March 31, 2011 and September 30, 2010, respectively. Short-term borrowing activity during the six-months ending March 31, 2011 follows:

Maximum daily balance during the period	$26,717
Average daily balance during the period	5,966
Weighted average interest rate on average daily balance	1.22%
At March 31, 2011, we had total outstanding debt of $429,684 with additional borrowing availability of $219,818 under our $225,000 revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $24,774 under various foreign credit facilities. As of April 21, 2011, we had total outstanding debt of $491,699 with additional borrowing availability of $159,692 under our $225,000 revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $26,252 under various foreign credit facilities.
We were in compliance with all covenants under our revolving credit facility and long-term debt agreements during the six-months ending March 31, 2011.
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

Cash Flows Summary

	Six-Months Ending
	March 31,
	2011	2010

Net cash provided by operating activities	$20,176	$125,981
Net cash used in investing activities	(20,104)	(38,230)
Net cash used in financing activities	(44,881)	(114,580)
Effect of exchange rate changes on cash and cash equivalents	49	(1,474)

Net change in cash and cash equivalents	(44,760)	(28,303)
Cash and cash equivalents at beginning of period	105,579	100,863

Cash and cash equivalents at end of period	$60,819	$72,560

Net cash flows provided by operating activities for the first half of fiscal 2011 was $20,176 compared to the same period of fiscal 2010 of $125,981. The decline of $105,805 is attributable to the utilization of working capital primarily associated with increases in inventory levels and accounts receivable. The increase in inventory is due to anticipated deliveries scheduled for coming quarters as well as the effect of some sourcing inefficiencies.
Net cash flows used in investing activities for the first half of fiscal 2011 was $20,104 compared to the same period of fiscal 2010 of $38,230. Cash paid for capital expenditures was $20,124 during the first half of fiscal 2011, compared to $14,136 during the same period of fiscal 2010. Cash flows used in investing activities for the first half of fiscal 2010 included a $25,000 settlement with the Department of Justice (“DOJ”) associated with a liability assumed in the acquisition of MPC Products Corporation (“MPC Products”) and Techni-Core, Inc. (“Techni-Core” and together with MPC Products, “MPC”). The purchase price we paid in connection with the acquisition of MPC was reduced by a corresponding amount and the payment was recognized as cash used for business acquisition.
On April, 15, 2011, we completed the acquisition of all the outstanding stock of Integral Drive Systems AG and its European companies (“IDS”), and a portion of the assets of IDS’ business in China. The total acquisition cost approximates $39,500, which includes approximately $6,500 for marketable securities. In addition, we agreed to purchase the remainder of the assets of IDS’ business in China for approximately $5,500 subject to specified terms and conditions. The purchase price remains subject to certain customary post-closing adjustments. The IDS Acquisition is being financed by the Company with borrowings from our $225,000 revolving credit facility.
Net cash flows used in financing activities for the first half of fiscal 2011 was $44,881 as compared to net cash flows the same period of fiscal 2010 of $114,580. During the first half of fiscal 2011, we repaid $18,071 in short-term borrowings and $14,569 in scheduled long-term debt reductions. In addition, during this same period, we utilized $6,837 to repurchase 208 shares of our common stock. During the first half of fiscal 2010, we repaid $108,569 of outstanding long-term debt, including unscheduled prepayments of $82,000 and did not have any repurchases of our common stock.
Contractual Obligations
We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Annual Report on Form 10-K filed with the SEC. There have been no material changes to our various contractual obligations during the first half of fiscal 2011.
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

Goodwill is tested for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of each identified reporting unit with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we compare the implied value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.
We completed our annual goodwill impairment test during the quarter ended March 31, 2011. As a part of that test, we determined our Turbine Systems, Airframe Systems and Engine Systems operating segments represented individual reporting units. We determined our Electrical Power Systems operating segment was represented through three discrete identifiable reporting units. The fair value of each of our reporting units was determined using a discounted cash flow method. This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, operating earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, operating earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five-year period. These projections are adjusted to reflect current economic conditions and demand for certain products and require considerable management judgement.
Forecasted cash flows were discounted using an 11.3% weighted average cost of capital assumption. The terminal value of the forecasted cash flows assumed an annual compound growth rate after five years of 4.4% and was calculated using the Gordon Growth Model. These inputs, which are unobservable in the market, represent management’s estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows. We evaluated the reasonableness of the resulting fair values of our reporting units by comparing the aggregate fair value to our market capitalization and assessing the reasonableness of any resulting premium.
The results of our fiscal year 2011 annual goodwill impairment test performed as of March 31, 2011 indicated the estimated fair value of each reporting unit was in excess of its carrying value, and accordingly, no impairment existed. At March 31, 2011 the goodwill impairment test for our Airframe Systems reporting unit, which has a significant concentration of business in the business jet and regional jet market segments which have lagged in the economic recovery, indicates the closest premium, as compared to this reporting unit’s carrying value, while each of our remaining reporting units had resulting fair values significantly in excess of their carrying values. Increasing the discount rate by 10%, decreasing the growth rate by 10%, or decreasing forecasted cash flow by 10%, as it relates to our Airframe Systems operating segment, would not result in an impairment charge. However, an increase in the discount rate by approximately 11%, decreasing the growth rate by approximately 38%, or decreasing forecasted cash flow by approximately 15%, as it relates to our Airframe Systems operating segment, would result in an impairment charge.
As part of the Company’s ongoing monitoring efforts, we will continue to consider the global economic environment and its potential impact on our business in assessing goodwill recoverability. There can be no assurance that our estimates and assumptions regarding forecasted cash flows of certain reporting units, the period or strength of the current economic recovery or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.
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
To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2, Recent accounting pronouncements, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1of this Form 10-Q.

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
Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of March 31, 2011.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Recent Sales of Unregistered Securities
Sales of common stock issued from treasury during the second quarter of fiscal 2011 consisted of the following:

	Total Shares	Consideration
	Sold (2)	Received

January 1, 2011 through January 31, 2011 (1)	265	$9
February 1, 2011 through February 28, 2011	—	—
March 1, 2011 through March 31, 2011	—	—

(1)	In January, one of our directors received 265 shares of common stock from treasury in lieu of cash payment of Board of Director retainer fees. The securities were issued by Woodward in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(2)	Actual number of shares (not in thousands).
(b)	Use of Proceeds
Not applicable.
(c)	Issuer Purchases of Equity Securities

Total
			Number of	Maximum Number
			Shares	(or Approximate
			Purchased	Dollar Value) of
	Total		as Part of	Shares that may
	Number of		Publicly	yet be Purchased
	Shares	Average	Announced	under the Plans or
	Purchased	Price Paid	Plans or	Programs at Period
	(3)	Per Share	Programs (1)	End (1)

January 1, 2011 through January 31, 2011	—	$—	—	$190,162
February 1, 2011 through February 28, 2011	—	—	—	190,162
March 1, 2011 through March 31, 2011 (2)	665	34.56	—	190,162

(1)	In July 2010, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013.

(2)	The Woodward Governor Company Executive Benefit Plan, which is a separate legal entity, aquired 665 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in March 2011.

(3)	Actual number of shares (not in thousands).

Item 6.	Exhibits
(a)	Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: April 27, 2011	/s/ Thomas A. Gendron
Thomas A. Gendron
Chief Executive Officer and President (Principal Executive Officer)

Date: April 27, 2011	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD, INC.
EXHIBIT INDEX

Exhibit
Number	Description:

3.1	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference.

3.3
Certificate of Amendment of Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011 and incorporated herein by reference.

3.4	Bylaws, as amended and restated on January 26, 2011, filed as Exhibit 3.2 to Current Report on Form 8-K filed January 28, 2011 and incorporated herein by reference.

10.1	James D. Rudolph Promotion Letter dated February 10, 2011, filed as an exhibit.

31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.

31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.

32.1	Section 1350 certifications, filed as an exhibit.

101.1
The following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vii) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.