Form 10-Q
period 2011-06-30
Woodward, Inc.
filed 2011-07-26
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
As of July 22, 2011, 68,810,043 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$438,467	$356,367	$1,222,408	$1,045,027
Costs and expenses:
Cost of goods sold	304,441	249,966	858,138	733,834
Selling, general and administrative expenses	38,470	31,394	109,581	98,359
Research and development costs	29,273	21,419	80,061	59,431
Amortization of intangible assets	8,935	8,635	26,020	26,471
Interest expense	6,361	6,949	19,161	22,524
Interest income	(117)	(97)	(325)	(327)
Other (income) expense, net	249	49	955	(625)

Total costs and expenses	387,612	318,315	1,093,591	939,667

Earnings before income taxes	50,855	38,052	128,817	105,360
Income tax expense	14,799	6,187	38,272	26,873

Net earnings	36,056	31,865	90,545	78,487
Earnings attributable to noncontrolling interest, net of taxes	—	(120)	—	(318)

Net earnings attributable to Woodward	$36,056	$31,745	$90,545	$78,169

Earnings per share (Note 3):
Basic earnings per share attributable to Woodward	$0.52	$0.46	$1.32	$1.14
Diluted earnings per share attributable to Woodward	$0.51	$0.45	$1.29	$1.12

Weighted Average Common Shares Outstanding (Note 3):
Basic	68,793	68,489	68,785	68,428
Diluted	70,166	69,987	70,155	69,871
Cash dividends per share paid to Woodward common stockholders	$0.07	$0.06	$0.20	$0.18
See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010

Comprehensive earnings attributable to Woodward:
Net earnings attributable to Woodward	$36,056	$31,745	$90,545	$78,169
Other comprehensive earnings:
Foreign currency translation adjustments	8,414	(15,705)	17,043	(29,525)
Reclassification of realized losses on derivatives to earnings	57	70	172	211
Minimum retirement benefit liability adjustment	(139)	(84)	(413)	396
Taxes on changes in other comprehensive earnings	(848)	1,269	(1,711)	1,832

Comprehensive earnings attributable to Woodward	43,540	17,295	105,636	51,083

Comprehensive earnings attributable to noncontrolling interest:
Net earnings attributable to noncontrolling interest	—	120	—	318
Foreign currency translation adjustments,net of tax	—	22	—	105

Comprehensive earnings attributable to noncontrolling interest	—	142	—	423

Total comprehensive earnings	$43,540	$17,437	$105,636	$51,506

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30,	September 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$72,598	$105,579
Accounts receivable, less allowance for losses of $2,173 and $2,228, respectively	265,420	248,513
Inventories	387,768	295,034
Income taxes receivable	10,328	18,170
Deferred income tax assets	37,104	33,689
Other current assets	26,381	18,157

Total current assets	799,599	719,142
Property, plant and equipment, net	200,042	193,524
Goodwill	465,832	438,594
Intangible assets, net	279,228	292,149
Deferred income tax assets	1,979	8,623
Other assets	15,820	11,201

Total assets	$1,762,500	$1,663,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$41,577	$22,099
Current portion of long-term debt	18,459	18,493
Accounts payable	100,769	107,468
Income taxes payable	5,501	5,453
Accrued liabilities	109,726	109,052

Total current liabilities	276,032	262,565
Long-term debt, less current portion	408,750	425,250
Deferred income tax liabilities	88,367	88,249
Other liabilities	91,053	83,975

Total liabilities	864,202	860,039

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	80,145	73,915
Accumulated other comprehensive earnings	21,433	6,342
Deferred compensation	4,571	4,888
Retained earnings	912,700	835,919

	1,018,955	921,170

Treasury stock at cost, 4,153 shares and 4,223 shares, respectively	(116,086)	(113,088)
Treasury stock held for deferred compensation, at cost, 315 shares and 356 shares, respectively	(4,571)	(4,888)

Total stockholders’ equity	898,298	803,194

Total liabilities and stockholders’ equity	$1,762,500	$1,663,233

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine-Months Ending
	June 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$90,545	$78,487
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,299	56,455
Net loss (gain) on sales of assets	429	(99)
Stock-based compensation	5,370	5,186
Excess tax benefits from stock-based compensation	(2,581)	(1,588)
Deferred income taxes	(1,011)	5,135
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	172	185
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(11,922)	7,342
Inventories	(77,389)	6,347
Accounts payable and accrued liabilities	(16,126)	10,587
Current income taxes	10,434	6,871
Retirement benefit obligations	(3,230)	(277)
Other	(5,190)	(13,022)

Net cash provided by operating activities	46,800	161,609

Cash flows from investing activities:
Payments for property, plant and equipment	(32,640)	(18,834)
Proceeds from the sale of assets	30	268
Business acquisitions, net of cash and marketable securities acquired	(38,698)	(25,000)
Business acquisition, marketable securities acquired	(8,463)	—
Proceeds from the sale of marketable securities	8,217	—
Proceeds from disposal of Fuel & Pneumatics product line	—	660

Net cash used in investing activities	(71,554)	(42,906)

Cash flows from financing activities:
Cash dividends paid	(13,764)	(12,971)
Proceeds from sales of treasury stock	2,078	2,709
Payments for repurchases of common stock	(6,837)	(2,383)
Excess tax benefits from stock compensation	2,581	1,588
Purchase of noncontrolling interest	—	(8,120)
Borrowings on revolving lines of credit and short-term borrowings	126,098	71,653
Payments on revolving lines of credit and short-term borrowings	(103,158)	(71,653)
Payments of long-term debt	(16,500)	(118,492)

Net cash used in financing activities	(9,502)	(137,669)

Effect of exchange rate changes on cash and cash equivalents	1,275	(3,189)

Net change in cash and cash equivalents	(32,981)	(22,155)
Cash and cash equivalents at beginning of period	105,579	100,863

Cash and cash equivalents at end of period	$72,598	$78,708

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of shares				Stockholders’ equity
							Accumulated other comprehensive earnings
										Total
				Treasury			Foreign	Unrealized	Minimum	accumulated				Treasury	Noncontrolling
				stock held for		Additional	currency	derivative	retirement	other			Treasury	stock held for	interest in	Total
	Preferred	Common	Treasury	deferred	Common	paid-in	translation	gains	benefit liability	comprehensive	Deferred	Retained	stock at	deferred	consolidated	stockholders’
	stock	stock	stock	compensation	stock	capital	adjustments	(losses)	adjustments	earnings	compensaton	earnings	cost	compensation	subsidiary	equity

Balances as of September 30, 2009	—	72,960	(4,621)	(389)	$106	$73,197	$29,464	$(801)	$(18,534)	$10,129	$4,904	$741,505	$(115,478)	$(4,904)	$2,056	$711,515
Net earnings	—	—	—	—	—	—	—	—	—	—	—	78,169	—	—	318	78,487
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(12,316)	—	—	(655)	(12,971)
Purchases of Treasury Stock	—	—	(85)	—	—	—	—	—	—	—	—	—	(2,383)	—	—	(2,383)
Sale of Treasury Stock	—	—	266	—	—	(1,114)	—	—	—	—	—	—	3,760	—	—	2,646
Purchase of noncontrolling interest	—	—	—	—	—	(6,180)	(116)	—	—	(116)	—	—	—	—	(1,824)	(8,120)
Tax benefit attributable to exercise of stock options	—	—	—	—	—	1,588	—	—	—	—	—	—	—	—	—	1,588
Stock-based compensation	—	—	—	—	—	5,186	—	—	—	—	—	—	—	—	—	5,186
Purchase of stock by deferred compensation plan	—	—	3	(3)	—	24	—	—	—	—	144	—	41	(144)	—	65
Distribution of stock from deferred compensation plan	—	—	—	35	—	—	—	—	—	—	(175)	—	—	175	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(29,525)	—	—	(29,525)	—	—	—	—	163	(29,362)
Reclassification of unrecognized losses to earnings	—	—	—	—	—	—	—	211	—	211	—	—	—	—	—	211
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	396	396	—	—	—	—	—	396
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	2,233	(80)	(321)	1,832	—	—	—	—	(58)	1,774

Balances as of June 30, 2010	—	72,960	(4,437)	(357)	$106	$72,701	$2,056	$(670)	$(18,459)	$(17,073)	$4,873	$807,358	$(114,060)	$(4,873)	$—	$749,032

Balances as of September 30, 2010	—	72,960	(4,223)	(356)	$106	$73,915	$23,152	$(627)	$(16,183)	$6,342	$4,888	$835,919	$(113,088)	$(4,888)	$—	$803,194
Net earnings	—	—	—	—	—	—	—	—	—	—	—	90,545	—	—	—	90,545
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(13,764)	—	—	—	(13,764)
Purchases of Treasury Stock	—	—	(242)	—	—	—	—	—	—	—	—	—	(7,961)	—	—	(7,961)
Sale of Treasury Stock	—	—	310	—	—	(1,754)	—	—	—	—	—	—	4,963	—	—	3,209
Tax benefit attributable to exercise of stock options	—	—	—	—	—	2,581	—	—	—	—	—	—	—	—	—	2,581
Stock-based compensation	—	—	—	—	—	5,370	—	—	—	—	—	—	—	—	—	5,370
Purchase of stock by deferred compensation plan	—	—	2	(2)	—	33	—	—	—	—	128	—	—	(128)	—	33
Distribution of stock from deferred compensation plan	—	—	—	43	—	—	—	—	—	—	(445)	—	—	445	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	17,043	—	—	17,043	—	—	—	—	—	17,043
Reclassification of unrecognized losses to earnings	—	—	—	—	—	—	—	172	—	172	—	—	—	—	—	172
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(413)	(413)	—	—	—	—	—	(413)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	(1,791)	(65)	145	(1,711)	—	—	—	—	—	(1,711)

Balances as of June 30, 2011	—	72,960	(4,153)	(315)	$106	$80,145	$38,404	$(520)	$(16,451)	$21,433	$4,571	$912,700	$(116,086)	$(4,571)	$—	$898,298

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
Note 1. Basis of presentation
The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2011 and for the three and nine-months ending June 30, 2011 and June 30, 2010, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2011, and the results of operations, cash flows, and changes in stockholders’ equity for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2010 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended. The results of operations for the three and nine-months ending June 30, 2011 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.
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
The Condensed Consolidated Statement of Cash Flows for the nine-months ending June 30, 2010 has been adjusted to conform to the nine-months ending June 30, 2011 presentation. The change in “Retirement benefit obligations” presented in “Cash flows from operating activities” has been reclassified from “Other.”
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
ASU 2009-13 and ASU 2009-14 were adopted by Woodward on October 1, 2010. The adoption did not impact the identification of or the accounting for separate units of accounting, including the pattern and timing of revenue recognition, and is not expected to have a significant impact on Woodward’s financial position, results of operations or cash flows in future periods. Woodward does not generally sell its products and services through arrangements that include multiple-deliverable arrangements, and the Company had no significant multiple-deliverable arrangements as of June 30, 2011.

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions, and requires certain disclosures regarding the use of the milestone method.
ASU 2010-17 was adopted by Woodward on October 1, 2010. The adoption did not impact the pattern or timing of revenue recognition and is not expected to have a significant impact on Woodward’s financial position, results of operations or cash flows in future periods. For certain development services provided to customers pursuant to funded long and short-term development contracts, Woodward recognizes revenue based on completion of substantive milestones determined based on the individual facts and circumstances of each arrangement. Total revenues recognized by Woodward based upon completion of substantive milestones as proscribed by ASU 2010-17 was $596 and $1,926 for the three and nine-months ending June 30, 2011, respectively.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income.” ASU 2011-05 amends ASC Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and it eliminates the option to present components of other comprehensive income as a part of the statement of changes in stockholders’ equity. In addition, ASU 2011-05 requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (fiscal 2013 for Woodward), early adoption is permitted. Woodward does not expect this guidance will have a significant impact on its Condensed Consolidated Financial Statements.
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
The following is a reconciliation of net earnings to net earnings per share — basic and net earnings per share — diluted:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net earnings attributable to Woodward	$36,056	$31,745	$90,545	$78,169

Denominator:
Basic shares outstanding	68,793	68,489	68,785	68,428
Dilutive effect of employee stock options	1,373	1,498	1,370	1,443

Diluted shares outstanding	70,166	69,987	70,155	69,871

Income per common share:
Basic earnings per share attribuable to Woodward	$0.52	$0.46	$1.32	$1.14

Diluted earnings per share attributable to Woodward	$0.51	$0.45	$1.29	$1.12

The following stock option grants were outstanding during the three and nine-months ending June 30, 2011 and 2010, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010

Options	678	430	679	447

Weighted-average option price	$32.06	$32.58	$32.03	$32.49

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
The weighted-average shares of common stock outstanding for basic and diluted earnings per share included weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010

Weighted average treasury stock shares held for deferred compensation obligation	324	361	340	375
Note 4. Business acquisitions
IDS Acquisition
During the third quarter of fiscal year 2011, Woodward acquired of all of the outstanding stock of Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”), and the assets of IDS’ business in China (together the “IDS Acquisition”) for an aggregate purchase price of approximately $48,412. The purchase price remains subject to certain customary post-closing adjustments. The estimated purchase price is included in “Cash flows from investing activities” in the Condensed Consolidated Statement of Cash Flows.
IDS is a developer and manufacturer of innovative power electronic systems predominantly in utility scale wind turbines and photovoltaic power plants. Additionally, IDS offers key products in power distribution and marine propulsion systems. In addition to wind turbines and photovoltaic plants, its products are used in offshore oil and gas platforms, energy storage and distribution systems, and a variety of industrial applications. IDS is being integrated into Woodward’s Electrical Power Systems business segment.
The Company believes the IDS Acquisition expands its presence in wind converter offerings and reduces its time to market with expansion of solar energy, energy storage, and marine drives. Goodwill recorded in connection with the IDS Acquisition, which is not deductible for income tax purposes, represents the estimated value of such future opportunities, the value of potential expansion with new customers and the opportunity to further develop sales opportunities with new and acquired IDS customers, and anticipated synergies expected to be achieved through the integration of IDS into Woodward’s Electrical Power Systems business segment.
Woodward is in the process of finalizing valuations of current assets, property, plant and equipment (including estimated useful lives), intangible assets (including estimated useful lives), other current liabilities, postretirement benefits obligations, deferred tax liabilities, and other noncurrent liabilities.
The preliminary purchase price of the IDS Acquisition is as follows:

Cash paid to owners	$48,412
Less cash acquired	(1,251)

Total estimated purchase price	47,161
Less marketable securities acquired	(8,463)

Estimated price paid for business assets	$38,698

As of June 30, 2011, $8,478 paid in connection with the IDS purchase was deposited into escrow accounts as surety against standard representations and warranties made by the seller. Funds held in escrow will be released upon the payment of certain tax and as otherwise specified in the related purchase agreements.
The preliminary allocation of the purchase price for the IDS Acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. As Woodward is still in the process of finalizing valuations, as mentioned above, the final purchase accounting has not yet been completed.

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the IDS Acquisition.

Current assets	$14,627
Investments in marketable securities	8,463
Property, plant, and equipment	1,954
Goodwill	24,188
Intangible assets	11,882

Total assets acquired	61,114

Other current liabilities	5,505
Warranty accrual	2,250
Postretirement benefits	434
Deferred tax liabilities	2,472
Other tax — noncurrent	3,292

Total liabilities assumed	13,953

Net assets acquired	$47,161

There were no changes to the values of assets acquired and liabilities assumed during the three-months ending June 30, 2011. The fair value of warranty liabilities assumed represents the estimated costs to provide service for contractual warranty obligations on products sold by IDS prior to April 15, 2011. The fair value of “Other tax — noncurrent” represents the estimated value of gross unrecognized tax benefits assumed.
In connection with the IDS Acquisition, Woodward acquired various marketable securities, which are not classified as cash equivalents under U.S. GAAP. These marketable securities were sold during the fiscal quarter ended June 30, 2011 and reinvested into cash and cash equivalents consistent with Woodward’s internal investment and risk management policies. Losses on the sale of marketable securities were included in “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.
Also, in connection with the IDS Acquisition, Woodward assumed the net postretirement benefit obligations of several Swiss statutory retirement plans which are considered to be defined benefit plans under U.S. GAAP.
A summary of the intangible assets acquired, weighted average useful lives and amortization methods follows:

		Weighted
		Average Useful	Amortization
	Amount	Life	Method

Customer relationships	$3,452	9 years	Straight-line
Process technology	7,752	8.5 years	Straight-line
Other	678	2.5 years	Straight-line

Total	$11,882	8 years

The operating results of the IDS Acquisition are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings as of April 15, 2011. Pro forma financial disclosures have not been presented as the IDS Acquisition was not material to Woodward’s results of operations or financial position. The Company incurred transaction costs of $219 and $1,964 for the three and nine-months ending June 30, 2011, which are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings.

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
Note 5. Financial instruments and fair value measurements
The estimated fair values of Woodward’s financial instruments were as follows:

	At June 30, 2011		At September 30, 2010
	Estimated Fair		Estimated Fair
	Value	Carrying Cost	Value	Carrying Cost

Cash and cash equivalents	$72,598	$72,598	$105,579	$105,579
Investments in deferred compensation program	6,486	6,486	5,633	5,633
Short-term borrowings	(41,577)	(41,577)	(22,099)	(22,099)
Long-term debt, including current portion	(482,374)	(427,190)	(506,120)	(443,673)
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
Investments related to the deferred compensation program used to provide deferred compensation benefits to certain employees are carried at market value.
The fair values of short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts because such borrowings are expected to be repaid or settled for their carrying amounts within a short period of time.
The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were as follows:

	June 30,	September 30,
	2011	2010
Weighted-average interest rate used to estimate fair value	2.7%	2.9%
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

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value. Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of June 30, 2011 or September 30, 2010.

	At June 30, 2011				At September 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$8,444	$—	$—	$8,444	$50,360	$—	$—	$50,360
Equity securities	6,486	—	—	6,486	5,633	—	—	5,633
Foreign exchange forward contract	—	—	—	—	—	579	—	579

Total financial assets	$14,930	$—	$—	$14,930	$55,993	$579	$—	$56,572

Investments in money market funds: Woodward sometimes invests excess cash in money market funds not insured by the FDIC. Woodward believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The investments in money market funds are reported at fair value and are included in Woodward’s Condensed Consolidated Balance Sheet under the caption “Cash and cash equivalents.” Realized gains from interest income are recognized in earnings. The fair values of Woodward’s investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.
Equity securities: Woodward holds marketable equity securities, through investments in various mutual funds, related to its deferred compensation program. Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities. The trading securities are included in Woodward’s Condensed Consolidated Balance Sheet under the caption “Other current assets.” The trading securities are reported at fair value, with gains and losses recognized in earnings. The fair values of Woodward’s trading securities are based on the quoted market prices for the net asset value of the various mutual funds.
Forward contracts: As of September 30, 2010, Woodward was a party to a forward contract. The fair value of the derivative instrument was derived from published foreign currency exchange rates as of September 30, 2010. The forward contract was settled in December 2010, resulting in a realized loss of $1,033.
Note 6. Derivative instruments and hedging activities
Woodward is exposed to global market risks, including the effect of changes in interest rates, foreign currency exchange rates, changes in certain commodity prices and fluctuations in various producer indices. From time to time, Woodward enters into derivative instruments for risk management purposes only, including derivatives designated as accounting hedges and/or those utilized as economic hedges. Woodward uses interest rate related derivative instruments to manage its exposure to fluctuations of interest rates. Woodward does not enter into or issue derivatives for trading or speculative purposes.
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
Woodward did not enter into any hedging transactions during the three or nine-months ending June 30, 2011 and was not a party to any derivative instruments as of June 30, 2011.
In September 2010, Woodward entered into a foreign currency exchange rate contract to purchase €39,000 for approximately $52,549 in early December 2010. The objective of this derivative instrument, which was not designated as an accounting hedge, was to limit the risk of foreign currency exchange rate fluctuations on a short-term intercompany loan balance. At September 30, 2010, an unrealized gain of $579 was recorded in Woodward’s Condensed Consolidated Balance Sheet under the caption “Other current assets” reflecting an adjustment to fair market value for the related foreign currency exchange rate contract. In December 2010, a loss of $1,033 was realized on the settlement of this forward contract and was recorded in “Other (income) expense, net.” The resulting correlated foreign currency gain realized on the repayment of the short-term intercompany loan balance was recorded in Woodward’s Condensed Consolidated Statement of Earnings in “Selling, general and administrative expenses.”

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
The following table discloses the remaining unrecognized gains and losses and recognized gains associated with derivative instruments in Woodward’s Condensed Consolidated Balance Sheets:

	June 30,	September 30,
	2011	2010
Derivatives designated as hedging instruments	Unrecognized Gain (Loss)
Classified in accumulated other comprehensive earnings	$(839)	$(1,011)
Classified in current and long-term debt	19	70

	$(820)	$(941)

Derivatives not designated as hedging instruments	Recognized Gain
Classified in other current assets	$—	$579

The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ending June 30, 2011			Three-Months Ending June 30, 2010
				Amount of			Amount of
		Amount of	Amount of	(Gain) Loss	Amount of	Amount of	(Gain) Loss
		(Income)	(Gain) Loss	Reclassified	(Income)	(Gain) Loss	Reclassified
	Location of (Gain)	Expense	Recognized in	from	Expense	Recognized in	from
	Loss	Recognized in	Accumulated	Accumulated	Recognized in	Accumulated	Accumulated
	Recognized in	Earnings on	OCI on	OCI into	Earnings on	OCI on	OCI into
Derivatives in:	Earnings	Derivative	Derivative	Earnings	Derivative	Derivative	Earnings

Fair value hedging relationships	Interest expense	$(17)	$—	$—	$(31)	$—	$—
Cash flow hedging relationships	Interest expense	57	—	57	70	—	70
Foreign currency relationships	Other (income) expense	—	—	—	—	—	—

		$40	$—	$57	$39	$—	$70

		Nine-Months Ending June 30, 2011			Nine-Months Ending June 30, 2010
				Amount of			Amount of
		Amount of	Amount of	(Gain) Loss	Amount of	Amount of	(Gain) Loss
		(Income)	(Gain) Loss	Reclassified	(Income)	(Gain) Loss	Reclassified
	Location of (Gain)	Expense	Recognized in	from	Expense	Recognized in	from
	Loss	Recognized in	Accumulated	Accumulated	Recognized in	Accumulated	Accumulated
	Recognized in	Earnings on	OCI on	OCI into	Earnings on	OCI on	OCI into
Derivatives in:	Earnings	Derivative	Derivative	Earnings	Derivative	Derivative	Earnings

Fair value hedging relationships	Interest expense	$(51)	$—	$—	$(95)	$—	$—
Cash flow hedging relationships	Interest expense	172	—	172	211	—	211
Foreign currency relationships	Other (income) expense	1,612	—	—	(102)	—	—

		$1,733	$—	$172	$14	$—	$211

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of June 30, 2011, Woodward expects to reclassify $188 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
Note 7. Supplemental statements of cash flows information

	Nine-Months Ending
	June 30,
	2011	2010
Interest paid	$25,596	$27,627
Income taxes paid	33,549	27,104
Income tax refunds received	9,269	9,008

Non-cash activities:
Purchases of property, plant and equipment on account	1,881	751
Cashless exercise of stock options	1,124	—
Reduction of accounts receivable and short-term borrowing due to the settlement of accounts receivable previously sold with recourse	3,228	—
Reduction of accounts payable due to the assignment of accounts receivable with recourse	570	—
Reduction to goodwill due to favorable resolution of lease termination recorded in restructuring reserve	103	—
Payment of director fees through issuance of treasury stock	38	—
During the first quarter of fiscal 2011, Woodward negotiated a lease settlement that was favorable in comparison to the previously recorded restructuring accrual established in purchase accounting in connection with the fiscal year 2009 acquisition of MPC Products Corporation (“MPC Products”) and Techni-Core, Inc. (“Techni-Core” and together with MPC Products “MPC”). The resulting benefit of $103 was recorded as a reduction to goodwill.
MPC Products, one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the Department of Justice (“DOJ”) regarding certain of its government contract pricing practices prior to June 2005. In the three-months ending December 31, 2009, MPC settled the criminal and civil claims related to the DOJ’s investigation and paid $25,000 in compensation and fines. The purchase price Woodward paid in connection with the acquisition of MPC was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above. Payment of this amount during the nine-months ending June 30, 2010 is reflected as an investing activity in the accompanying Condensed Consolidated Statements of Cash Flows.
Note 8. Inventories

	June 30,	September 30,
	2011	2010

Raw materials	$46,963	$19,457
Work in progress	91,971	86,438
Component parts and finished goods	248,834	189,139

	$387,768	$295,034

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
Note 9. Property, plant, and equipment — net

	June 30,	September 30,
	2011	2010

Land	$14,596	$11,372
Buildings and improvements	179,787	171,257
Leasehold improvements	18,891	17,884
Machinery and production equipment	262,611	270,126
Computer equipment and software	62,791	57,518
Other	24,097	22,854
Construction in progress	39,265	13,125

	602,038	564,136
Less accumulated depreciation	(401,996)	(370,612)

Property, plant and equipment, net	$200,042	$193,524

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010

Depreciation expense	$10,955	$9,826	$31,279	$29,984

During fiscal 2010, Woodward began construction of a new 48,000 square foot system test facility in Rockford, Illinois. The facility, which will house numerous environmental system test cells and a vibration lab, will support, among other development projects, Turbine Systems’ development efforts of next generation fuel systems for aircraft turbines. The test facility is expected to be completed and placed into service in early fiscal year 2012. Included in construction in progress at June 30, 2011 and September 30, 2010 are $17,384 and $4,836, respectively, of costs associated with the construction of the test facility, including $805 and $165, respectively, of capitalized interest.
In addition at June 30, 2011 and September 30, 2010, Woodward recognized as construction in progress, $8,592 and $1,604, respectively, of costs associated with the development of a new Enterprise Resource Planning (“ERP”) system for its Airframe Systems segment, including capitalized interest of $239 and $24, respectively.
For the three and nine-months ending June 30, 2011 and June 30, 2010, Woodward had capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010

Capitalized interest	$383	$36	$896	$61

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
Note 10. Goodwill

				Effects of
	September 30,			Currency
	2010	Additions	Adjustments	Translation	June 30, 2011

Turbine Systems	$86,565	$—	$—	$—	$86,565
Airframe Systems	294,557	—	(103)	165	294,619
Electrical Power Systems	16,534	24,188	—	2,715	43,437
Engine Systems	40,938	—	—	273	41,211

Consolidated	$438,594	$24,188	$(103)	$3,153	$465,832

During the first quarter of fiscal 2011, Woodward negotiated a lease settlement that was favorable in comparison to the previously recorded restructuring accrual established in purchase accounting in connection with the fiscal year 2009 acquisition of MPC. The resulting benefit of $103 was recorded as a reduction to goodwill.
During the third quarter of fiscal 2011, Woodward completed the IDS Acquisition (Note 4, Business acquisitions), which resulted in the recognition of $24,188 in goodwill. The operations of the IDS Acquisition will be integrated into Woodward's Electrical Power Systems segment.
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
Woodward completed its annual goodwill impairment test during the quarter ended March 31, 2011. As a part of that test, Woodward determined its Turbine Systems, Airframe Systems and Engine Systems operating segments represented individual reporting units. Woodward determined its Electrical Power Systems operating segment was represented through three discrete identifiable reporting units. The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method. This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, operating earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, operating earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five-year period. These projections are adjusted to reflect current economic conditions and demand for certain products and require considerable management judgment.
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
The results of Woodward’s fiscal year 2011 annual goodwill impairment test performed as of March 31, 2011 indicated the estimated fair value of each reporting unit was in excess of its carrying value, and accordingly, no impairment existed. At March 31, 2011 the goodwill impairment test for Woodward’s Airframe Systems reporting unit, which has a significant concentration of business in the business jet and regional jet market segments that lagged in the economic recovery, indicated the closest premium, as compared to this reporting unit’s carrying value. Each of Woodward’s remaining reporting units had resulting fair values significantly in excess of their carrying values. Increasing the discount rate by 10%, decreasing the growth rate by 10%, or decreasing forecasted cash flow by 10%, as it relates to the Airframe Systems operating segment, would not have resulted in an impairment charge. However, an increase in the discount rate by approximately 11%, decreasing the growth rate by approximately 38%, or decreasing forecasted cash flow by approximately 15%, as it relates to the Airframe Systems operating segment would have resulted in an impairment charge.
As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business in assessing goodwill recoverability. There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain reporting units, the period or strength of the current economic recovery, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
Note 11. Other intangibles — net

	June 30, 2011			September 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationships:
Turbine Systems	$44,327	$(19,331)	$24,996	$44,327	$(18,223)	$26,104
Airframe Systems	176,667	(25,019)	151,648	176,634	(13,162)	163,472
Electrical Power Systems	5,993	(1,167)	4,826	2,156	(844)	1,312
Engine Systems	20,675	(14,990)	5,685	20,675	(13,577)	7,098

Total	$247,662	$(60,507)	$187,155	$243,792	$(45,806)	$197,986

Intellectual property:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	—	—	—	—	—	—
Electrical Power Systems	7,908	(4,106)	3,802	7,616	(3,567)	4,049
Engine Systems	12,616	(7,611)	5,005	12,599	(6,988)	5,611

Total	$20,524	$(11,717)	$8,807	$20,215	$(10,555)	$9,660

Process technology:
Turbine Systems	$11,941	$(5,208)	$6,733	$11,941	$(4,909)	$7,032
Airframe Systems	62,984	(10,327)	52,657	62,967	(6,797)	56,170
Electrical Power Systems	8,289	(212)	8,077	—	—	—
Engine Systems	12,593	(5,560)	7,033	12,593	(4,787)	7,806

Total	$95,807	$(21,307)	$74,500	$87,501	$(16,493)	$71,008

Other intangibles:
Turbine Systems	$—	$—	$—	$—	$—	$—
Airframe Systems	39,648	(32,900)	6,748	39,638	(27,595)	12,043
Electrical Power Systems	2,337	(583)	1,754	1,510	(389)	1,121
Engine Systems	460	(196)	264	460	(129)	331

Total	$42,445	$(33,679)	$8,766	$41,608	$(28,113)	$13,495

Total intangibles:
Turbine Systems	$56,268	$(24,539)	$31,729	$56,268	$(23,132)	$33,136
Airframe Systems	279,299	(68,246)	211,053	279,239	(47,554)	231,685
Electrical Power Systems	24,527	(6,068)	18,459	11,282	(4,800)	6,482
Engine Systems	46,344	(28,357)	17,987	46,327	(25,481)	20,846

Consolidated Total	$406,438	$(127,210)	$279,228	$393,116	$(100,967)	$292,149

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010
Amortization expense	$8,935	$8,635	$26,020	$26,471

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2011 (remaining)	$8,973
2012	33,062
2013	30,701
2014	27,545
2015	25,029
Thereafter	153,918

$279,228

Note 12. Accrued liabilities

	June 30,	September 30,
	2011	2010

Salaries and other member benefits	$57,300	$43,598
Current portion of restructuring and other charges	2,740	4,862
Warranties	14,522	10,851
Interest payable	5,689	11,925
Accrued retirement benefits	2,735	2,748
Deferred revenues	7,242	12,376
Taxes, other than income	1,956	4,618
Other	17,542	18,074

	$109,726	$109,052

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

Warranties, September 30, 2010	$10,851
Increases to accruals related to warranties during the period	4,070
Increases due to acquisition of IDS	2,250
Settlements of amounts accrued	(3,226)
Foreign currency exchange rate changes	577

Warranties, June 30, 2011	$14,522

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

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
The summary of the activity in accrued restructuring charges during the three and nine-months ending June 30, 2011 is as follows:

	Three-Months Ending
	June 30, 2011
	Restructuring	Business
	Charges	Acquisitions	Total

Accrued restructuring charges, March 31, 2011	$497	$3,253	$3,750
Payments	(63)	(5)	(68)
Non-cash adjustments	3	(453)	(450)
Foreign currency exchange rates	3	—	3

Accrued restructuring charges, June 30, 2011	$440	$2,795	$3,235

	Nine-Months Ending
	June 30, 2011
	Restructuring	Business
	Charges	Acquisitions	Total

Accrued restructuring charges, September 30, 2010	$667	$5,446	$6,113
Payments	(208)	(705)	(913)
Non-cash adjustments	(28)	(1,946)	(1,974)
Foreign currency exchange rates	9	—	9

Accrued restructuring charges, June 30, 2011	$440	$2,795	$3,235

Other liabilities included the following amounts of accrued restructuring charges not expected to be settled within twelve months:

	June 30,	September 30,
	2011	2010

Non-current accrued restructuring charges	$495	$1,251
Note 13. Other liabilities

	June 30,	September 30,
	2011	2010
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$64,797	$66,288
Uncertain tax positions, net of offsetting benefits, less amounts recognized within accrued liabilities (Note 15)	14,441	8,720
Other	11,815	8,967

	$91,053	$83,975

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
Note 14. Other (income) expense, net

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010
Net (gain) loss on sale of assets	$428	$(156)	$429	$(99)
Rent income	(130)	(123)	(437)	(388)
Net (gain) loss on investments in deferred compensation program	(46)	298	(614)	(101)
Net (income) expense recognized in earnings on foreign currency derivatives (Note 6)	—	—	1,612	(102)
Other	(3)	30	(35)	65

	$249	$49	$955	$(625)

For additional information regarding “Net (income) expense recognized in earnings on foreign currency derivatives” refer to Note 6, Derivative instruments and hedging activities.
Included in the “Net (gain) loss on sale of assets” for the three and nine-months ending June 30, 2011, is a net loss of $246 on the sale of the marketable securities acquired in the IDS Acquisition.
Note 15. Income taxes
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
The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010

Earnings before income taxes	$50,855	$38,052	$128,817	$105,360
Income tax expense	14,799	6,187	38,272	26,873
Effective tax rate	29.1%	16.3%	29.7%	25.5%
Income taxes for the nine-months ending June 30, 2011 included an expense reduction of $3,088 related to the retroactive extension of the U.S. research and experimentation tax credit.

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
During the nine-months ended June 30, 2010, the Internal Revenue Service concluded an examination of Woodward’s U.S. Federal income tax returns for fiscal years 2007 and 2008. During the three-months ended June 30, 2010, Woodward completed certain internal revaluation assessments and certain statutes of limitations expired. As a result, Woodward reduced its liability for unrecognized tax benefits during the three-months ending June 30, 2010 by a net favorable amount of $6,416.
Worldwide unrecognized tax benefits were as follows, including $3,517 recorded in connection with the IDS Acquisition:

	June 30,	September 30,
	2011	2010

Gross liability	$16,269	$10,586
Amount that would impact Woodward’s effective tax rate, if recognized, net of expected offsetting adjustments	14,441	8,720
At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,260 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.
Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of the following:

	June 30,	September 30,
	2011	2010

Accured interest and penalties	$2,072	$1,431
Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2003 and forward. Statutes of limitations on Woodward’s U.S. Federal income tax returns remain open for fiscal year 2008 and forward. Certain subsidiaries have open tax years back to 2007, which pre-dates the inclusion of these subsidiaries in the Woodward consolidated return filing group. Woodward is subject to U.S. state income tax examinations for fiscal years 2005 and forward.
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
U.S. GAAP requires that, for obligations outstanding as of September 30, 2010, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ending June 30,
	United States		United Kingdom		Japan		Switzerland
	2011	2010	2011	2010	2011	2010	2011

Service cost	$858	$911	$118	$92	$107	$97	$48
Interest cost	1,412	1,222	527	483	45	58	12
Expected return on plan assets	(1,673)	(1,189)	(572)	(505)	(65)	(59)	(12)
Amortization of:
Transition obligation	—	—	—	—	—	21	—
Net actuarial loss	78	173	165	127	62	54	—
Prior service cost (benefit)	19	(65)	—	—	(2)	(2)	—
Settlement loss	—	—	—	—	—	50	—
Curtailment loss	—	165	—	—	—	—	—

Net periodic retirement pension cost	$694	$1,217	$238	$197	$147	$219	$48

Contributions	$1,290	$940	$466	$392	$—	$—	$36

	Nine-Months Ending June 30,
	United States		United Kingdom		Japan		Switzerland
	2011	2010	2011	2010	2011	2010	2011

Service cost	$2,575	$2,735	$350	$292	$321	$292	$48
Interest cost	4,235	3,667	1,556	1,518	133	178	12
Expected return on plan assets	(5,020)	(3,569)	(1,688)	(1,591)	(195)	(179)	(12)
Amortization of:
Transition obligation	—	—	—	—	—	64	—
Net actuarial loss	234	437	487	398	185	165	—
Prior service cost (benefit)	56	(195)	—	—	(6)	(6)	—
Settlement loss	—	—	—	—	—	50	—
Curtailment loss	—	165	—	—	—	—	—

Net periodic retirement pension cost	$2,080	$3,240	$705	$617	$438	$564	$48

Contributions	$1,290	$940	$1,406	$1,318	$2,250	$913	$36

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$23	$30	$69	$90
Interest cost	494	519	1,481	1,560
Amortization of:
Net actuarial loss	32	48	96	142
Prior service benefit	(218)	(313)	(653)	(937)

Net periodic other postretirement cost	$331	$284	$993	$855

Contributions	$879	$609	$2,473	$2,075

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
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

Retirement pension benefits:
United States	$1,290
United Kingdom	430
Japan	—
Switzerland	47
Other postretirement benefits	178
Note 17. Stock-based compensation
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

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010
Expected term	5.8 years	6.5 years	5.8 – 8.7 years	6.5 years
Estimated volatility	53.7%	51.0%	48.0% – 54.0%	51.0%
Estimated dividend yield	1.0%	1.4%	1.0% – 1.3%	1.4%
Risk-free interest rate	1.8%	2.4%	1.8% – 2.6%	3.4%
Forfeiture rate	10.6%	10.8%	0% – 10.6%	8.1%

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
The following is a summary of the activity for stock option awards during the three and nine-months ending June 30, 2011:

	Three-Months Ending		Nine-Months Ending
	June 30, 2011		June 30, 2011
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise Price	Number of	Exercise Price
	options	per Share	options	per Share

Options, beginning balance	4,418	$19.65	4,011	$16.87
Options granted	28	33.04	710	32.10
Options exercised	(49)	15.74	(310)	10.14
Options expired unexercised	(2)	32.73	(2)	32.73
Options forfeited	(6)	26.68	(20)	26.61

Options, ending balance	4,389	$19.76	4,389	$19.76

As of June 30, 2011, there was $11,254 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2002 Stock Option Plan (for which no further grants will be made) and the 2006 Plan. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.7 years.
Restricted stock
In connection with Woodward’s acquisition of MPC Products, restricted stock awards were granted with a two-year graded vesting schedule. The restricted stock shares participated in dividends during the vesting period. On October 1, 2010, the remaining 70 outstanding restricted stock awards vested and there were no outstanding restricted stock awards as of June 30, 2011.
Note 18. Commitments and contingencies
Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workman’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations. Woodward has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.
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
In connection with the sale of the Fuel & Pneumatic product line during fiscal year 2009, which was acquired as part of Woodward’s acquisition of HR Textron, Inc., Woodward assigned to a subsidiary of the purchaser its rights and responsibilities related to certain contracts with the U.S. Government. Woodward provided to the U.S. Government a customary guarantee of the purchaser’s subsidiary’s performance obligations under the contracts. The purchaser and its affiliates have agreed to indemnify Woodward for any liability incurred with respect to the guarantee.
In the event of a change in control of Woodward, as defined in change-in-control agreements with its current corporate officers, Woodward may be required to pay termination benefits to such officers.

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
Note 19. Segment information
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
A summary of consolidated net sales by segment follows:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010
Segment net sales:
Turbine Systems
External net sales	$187,944	$148,623	$505,797	$433,553
Intersegment sales	3,010	2,545	8,744	7,144

Total segment net sales	190,954	151,168	514,541	440,697

Airframe Systems
External net sales	102,354	93,518	282,065	274,827
Intersegment sales	603	609	1,988	1,900

Total segment net sales	102,957	94,127	284,053	276,727

Electrical Power Systems
External net sales	54,875	36,147	160,254	128,692
Intersegment sales	17,052	11,133	46,180	29,918

Total segment net sales	71,927	47,280	206,434	158,610

Engine Systems
External net sales	93,294	78,079	274,292	207,955
Intersegment sales	10,825	7,987	30,049	24,213

Total segment net sales	104,119	86,066	304,341	232,168

Consolidated
External net sales	438,467	356,367	1,222,408	1,045,027
Intersegment sales	31,490	22,274	86,961	63,175

Total segment net sales	$469,957	$378,641	$1,309,369	$1,108,202

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
A summary of consolidated earnings follows:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010
Segment earnings:
Turbine Systems	$46,067	$35,934	$123,151	$100,363
Airframe Systems	5,512	2,852	4,535	10,237
Electrical Power Systems	3,241	3,072	13,437	15,254
Engine Systems	9,833	9,131	28,129	18,513

Total segment earnings	64,653	50,989	169,252	144,367
Nonsegment expenses	(7,554)	(6,085)	(21,599)	(16,810)
Interest expense, net	(6,244)	(6,852)	(18,836)	(22,197)

Consolidated earnings before income taxes	$50,855	$38,052	$128,817	$105,360

Segment assets consist of accounts receivable, inventories, property, plant and equipment — net, goodwill, and other intangibles — net. A summary of consolidated total assets by segment follows:

	June 30,	September 30,
	2011	2010
Segment assets:
Turbine Systems	$381,815	$347,188
Airframe Systems	745,270	748,297
Electrical Power Systems	231,097	156,788
Engine Systems	229,998	204,495

Total segment assets	1,588,180	1,456,768
Unallocated corporate property, plant and equipment, net	6,853	6,111
Other unallocated assets	167,467	200,354

Consolidated total assets	$1,762,500	$1,663,233

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

EBIT and EBITDA for the three and nine-months ending June 30, 2011 and June 30, 2010 were as follows:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2011	2010	2011	2010

Net earnings	$36,056	$31,865	$90,545	$78,487
Income taxes	14,799	6,187	38,272	26,873
Interest expense	6,361	6,949	19,161	22,524
Interest income	(117)	(97)	(325)	(327)

EBIT	57,099	44,904	147,653	127,557
Amortization of intangible assets	8,935	8,635	26,020	26,471
Depreciation expense	10,955	9,826	31,279	29,984

EBITDA	$76,989	$63,365	$204,952	$184,012

Free cash flow for the nine-months ending June 30, 2011 and June 30, 2010 was as follows:

	Nine-Months Ending
	June 30,
	2011	2010

Net cash provided by operating activities	$46,800	$161,609
Capital expenditures	(32,640)	(18,834)

Free cash flow	$14,160	$142,775

OVERVIEW
Operational Highlights
Quarterly Highlights
Net sales for the third quarter of fiscal 2011 were $438,467, an increase of 23.0% from $356,367 for the third quarter of the prior fiscal year. We saw sales growth across all of our business segments, predominantly as a result of the overall global economic recovery, as compared to the third quarter of fiscal 2010.
Net earnings attributable to Woodward for the third quarter of fiscal 2011 were $36,056, or $0.51 per diluted share, compared to $31,745, or $0.45 per diluted share, for the third quarter of fiscal 2010. Net earnings were positively affected by the increased sales volume, partially offset by increased variable compensation and investment in research and development.
EBIT for the third quarter of fiscal 2011 was $57,099, up 27.2% from $44,904 in the same period of fiscal 2010, primarily due to increased sales volume.
During the third quarter of fiscal 2011, we acquired of all of the outstanding stock of Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”), and the assets of IDS’ business in China (together the “IDS Acquisition”) for an aggregate purchase price of approximately $48,412, which included approximately $8,463 in marketable securities.

IDS is a developer and manufacturer of innovative power electronics systems predominantly in utility scale wind turbines and photovoltaic power plants. Additionally, IDS offers key products in both power distribution and marine propulsion systems. In addition to wind turbines and photovoltaic power plants, its products are used in offshore oil and gas platforms, energy storage and distribution systems, and a variety of industrial applications. IDS is being integrated into Woodward’s Electrical Power Systems business segment.
Year to Date Highlights
Net sales for the first nine months of fiscal 2011 were $1,222,408, an increase of 17.0% from $1,045,027 for the first nine months of the prior fiscal year. On a year to date basis, we saw growth across all of our business segments, with the majority of the growth occurring in our Turbine Systems and Engine Systems segments.
Net earnings attributable to Woodward for the first nine months of fiscal 2011 were $90,545, or $1.29 per diluted share, compared to $78,169, or $1.12 per diluted share, for the first nine months of fiscal 2010. Net earnings were positively affected by increased sales volumes, partially offset by increased investment in research and development, increased variable compensation and a reduction in customer funded development revenue. Net earnings attributable to Woodward for the first nine months of fiscal 2011 also included a charge of approximately $2,300, or $0.03 per share, net of approximately $1,300 tax benefit, related to a change in the estimate of future workman’s compensation costs. Net earnings attributable to Woodward for the third quarter and first nine months of fiscal 2010 also reflects the favorable resolution of prior year tax matters, which resulted in a reduction to tax expense of $6,416, or $0.09 per share.
EBIT for the first nine months of fiscal 2011 was $147,653, up 15.8% from $127,557 in the same period of fiscal 2010.
Liquidity Highlights
Net cash provided by operating activities for the first nine months of fiscal 2011 was $46,800 compared to $161,609 for the same period of fiscal 2010, reflecting the increase in working capital utilization primarily associated with increased inventory levels necessary to support future sales growth.
Free cash flow for the first nine months of fiscal 2011 was $14,160 compared to $142,775 for the same period of fiscal 2010.
EBITDA increased by $20,940 to $204,952 for the first nine months of fiscal 2011 from $184,012 for the same period of fiscal 2010.
At June 30, 2011, we held $72,598 in cash and cash equivalents, and had total outstanding debt of $468,786. At June 30, 2011, under our $225,000 revolving credit facility, we had additional borrowing availability of $179,330, net of outstanding letters of credit, and additional borrowing capacity of $29,086 under various foreign credit facilities.

RESULTS OF OPERATIONS
The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ending				Nine-Months Ending
		% of		% of		% of		% of
	June 30,	Net	June 30,	Net	June 30,	Net	June 30,	Net
	2011	Sales	2010	Sales	2011	Sales	2010	Sales
Net sales	$438,467	100.0%	$356,367	100.0%	$1,222,408	100.0%	$1,045,027	100.0%
Cost of goods sold	304,441	69.4	249,966	70.1	858,138	70.2	733,834	70.2
Selling, general, and administrative expenses	38,470	8.8	31,394	8.8	109,581	9.0	98,359	9.4
Research and development costs	29,273	6.7	21,419	6.0	80,061	6.5	59,431	5.7
Amortization of intangible assets	8,935	2.0	8,635	2.4	26,020	2.1	26,471	2.5
Interest expense	6,361	1.5	6,949	1.9	19,161	1.6	22,524	2.2
Interest income	(117)	(0.0)	(97)	(0.0)	(325)	(0.0)	(327)	(0.0)
Other (income) expense, net	249	0.1	49	0.0	955	0.1	(625)	(0.1)

Consolidated costs and expenses	387,612	88.4	318,315	89.3	1,093,591	89.5	939,667	89.9

Earnings before income taxes	50,855	11.6	38,052	10.7	128,817	10.5	105,360	10.1
Income tax expense	14,799	3.4	6,187	1.7	38,272	3.1	26,873	2.6

Net earnings	36,056	8.2	31,865	8.9	90,545	7.4	78,487	7.5
Net earnings attributable to noncontrolling interest, net	—	—	(120)	(0.0)	—	—	(318)	(0.0)

Net earnings attributable to Woodward	$36,056	8.2%	$31,745	8.9%	$90,545	7.4%	$78,169	7.5%

Other select financial data:

	June 30,	September 30,
	2011	2010
Working capital	$523,567	$456,577
Short-term borrowings	41,577	22,099
Total debt	468,786	465,842
Total stockholders’ equity	898,298	803,194
Net sales
Consolidated net sales for the third quarter and first nine months of fiscal 2011 increased by $82,100, or 23.0%, and $177,381, or 17.0%, respectively, compared to the same periods of fiscal 2010. Details of the changes in consolidated net sales are as follows:

	Three-Month	Nine-Month
	Period	Period
Consolidated net sales for the period ending June 30, 2010	$356,367	$1,045,027
Turbine Systems volume changes	32,957	60,258
Airframe Systems volume changes	11,259	16,410
Airframe Systems customer funded development	(2,423)	(9,172)
Electrical Power Systems volume changes	14,882	33,251
Engine Systems volume changes	11,232	60,617
Price changes	2,748	6,742
Effects of changes in foreign currency rates	11,445	9,275

Consolidated net sales for the period ending June 30, 2011	$438,467	$1,222,408

The increase in net external sales in the third quarter and first nine months of fiscal 2011 was attributable to sales volume increases across all our segments, offset partially by decreased customer funded development project revenue within Airframe Systems. Net external sales for the third quarter and first nine months of fiscal 2011 were also impacted by favorable price changes and foreign currency exchange rates.
As part of their component and system offerings, Turbine Systems and Engine Systems in some cases sell electronic controls manufactured by Electrical Power Systems. Engine Systems also manufactures certain components of larger systems ultimately sold by Turbine Systems.
Price changes: Increases in selling prices across several products in Turbine Systems and Engine Systems were partially offset by decreases in selling prices for some wind related Electrical Power Systems products. Selling price changes were in response to prevailing market conditions.
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
Costs and Expenses
Cost of goods sold increased by $54,475 to $304,441, or 69.4% of net sales, for the third quarter of fiscal 2011 from $249,966, or 70.1% of net sales, for the third quarter of fiscal 2010. Cost of goods sold increased to $858,138, or 70.2% of net sales, for the first nine months of fiscal 2011 from $733,834, or 70.2% of net sales, for the first nine months of fiscal 2010. Correspondingly, gross margins (as measured by net sales less cost of goods sold, divided by net sales) increased to 30.6% for the third quarter of fiscal 2011 compared to 29.9% for the same period of the prior year and remained flat at 29.8% for the first nine months of fiscal 2011 compared to fiscal 2010.
Selling, general, and administrative expenses increased by $7,076, or 22.5%, to $38,470 for the third quarter of fiscal 2011 as compared to $31,394 for the same period of fiscal 2010. Selling, general and administrative expenses were flat as a percentage of net sales at 8.8% for the third quarter of fiscal 2011 compared to fiscal 2010. Selling, general, and administrative expenses increased by $11,222, or 11.4%, to $109,581 for the first nine months of fiscal 2011 as compared to $98,359 for the same period of fiscal 2010. Selling, general and administrative expenses decreased as a percentage of net sales to 9.0% for the first nine months of fiscal 2011 as compared to 9.4% for the same period of fiscal 2010.
Research and development costs increased by $7,854, or 36.7%, to $29,273 for the third quarter of fiscal 2011 as compared to $21,419 for the same period of fiscal 2010. Research and development costs increased by $20,630, or 34.7%, to $80,061 for the first nine months of fiscal 2011 as compared to $59,431 for the same period of fiscal 2010. Research and development costs increased as a percentage of net sales to 6.7% and 6.5% for the third quarter and first nine months of fiscal 2011, respectively, as compared to 6.0% and 5.7% for the same respective periods of fiscal 2010. Our research and development activities extend across almost our entire customer base. The increase in research and development costs is primarily due to our investment in development of next generation technology and successful capture of new product platforms.
Amortization of intangible assets increased slightly to $8,935 and decreased slightly to $26,020 for the third quarter and first nine months of fiscal 2011, respectively, compared to $8,635 and $26,471 for the same periods in fiscal 2010. As a percentage of net sales, amortization of intangible assets decreased to 2.0% and 2.1% for the third quarter and first nine months of fiscal 2011, respectively, as compared to 2.4% and 2.5% for the same respective periods of the prior year.
Interest expense decreased to $6,361, or 1.5% of net sales, and $19,161, or 1.6% of net sales, for the third quarter and first nine months of fiscal 2011, respectively, compared to $6,949, or 1.9% of net sales, and $22,524, or 2.2% of net sales, for the same respective periods of the prior fiscal year. The decrease in interest expense is due to related debt reductions.

Income taxes were provided at an effective rate on earnings before income taxes of 29.1% and 29.7% for the third quarter and first nine months of fiscal 2011, respectively, compared to 16.3% and 25.5% for the same respective periods of fiscal 2010. The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

	Three-Month	Nine-Month
	Period	Period
Effective tax rate for the period ending June 30, 2010	16.3%	25.5%
Research credit in fiscal 2011 as compared to fiscal 2010	(3.1)	(3.0)
Adjustment of tax issues recorded in the period ending June 30, 2010	18.2	8.2
Adjustment of tax issues recorded in the period ending June 30, 2011	(3.1)	(1.3)
Domestic production activities deduction	(0.9)	(0.9)
Foreign tax rate differences	1.2	1.2
Other changes, net	0.5	—

Effective tax rate for the period ending June 30, 2011	29.1%	29.7%

During the nine-months ending June 30, 2010, the Internal Revenue Service concluded an examination of our U.S. Federal income tax returns for fiscal years 2007 and 2008. During the three-months ending June 30, 2010, we completed certain internal revaluation assessments and certain statues of limitations expired. As a result, we reduced our liability for unrecognized tax benefits during the three-months ending June 30, 2010 by a net favorable amount of $6,416.
On December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, the first nine months of fiscal 2011 includes the effect of recognizing a tax benefit of $3,088 related to recognition of the retroactive impact to the prior year.
In January 2011, the State of Illinois increased its corporate income tax rate from 7.3% to 9.5% effective January 1, 2011. This tax rate increase is not expected to have a material impact on Woodward’s Consolidated Financial Statements.
Segment Results
The following table presents sales by segment:

	Three-Months Ending June 30,				Nine-Months Ending June 30,
	2011		2010		2011		2010
Segment net sales:
Turbine Systems	$190,954	43.6%	$151,168	42.4%	$514,541	42.1%	$440,697	42.2%
Airframe Systems	102,957	23.5	94,127	26.4	284,053	23.2	276,727	26.5
Electrical Power Systems	71,927	16.4	47,280	13.3	206,434	16.9	158,610	15.2
Engine Systems	104,119	23.7	86,066	24.2	304,341	24.9	232,168	22.2

Total segment net sales	469,957	107.2	378,641	106.3	1,309,369	107.1	1,108,202	106.0
Less intersegment net sales:
Turbine Systems	(3,010)	(0.7)	(2,545)	(0.7)	(8,744)	(0.7)	(7,144)	(0.7)
Airframe Systems	(603)	(0.1)	(609)	(0.2)	(1,988)	(0.2)	(1,900)	(0.2)
Electrical Power Systems	(17,052)	(3.9)	(11,133)	(3.1)	(46,180)	(3.8)	(29,918)	(2.9)
Engine Systems	(10,825)	(2.5)	(7,987)	(2.2)	(30,049)	(2.5)	(24,213)	(2.3)

Total intersegment net sales	(31,490)	(7.2)	(22,274)	(6.3)	(86,961)	(7.1)	(63,175)	(6.0)

Consolidated net sales	$438,467	100.0%	$356,367	100.0%	$1,222,408	100.0%	$1,045,027	100.0%

The following table presents earnings by segment:

	Three-Months Ending June 30,		Nine-Months Ending June 30,
	2011	2010	2011	2010
Turbine Systems	$46,067	$35,934	$123,151	$100,363
Airframe Systems	5,512	2,852	4,535	10,237
Electrical Power Systems	3,241	3,072	13,437	15,254
Engine Systems	9,833	9,131	28,129	18,513

Total segment earnings	64,653	50,989	169,252	144,367
Nonsegment expenses	(7,554)	(6,085)	(21,599)	(16,810)
Interest expense, net	(6,244)	(6,852)	(18,836)	(22,197)

Consolidated earnings before income taxes	50,855	38,052	128,817	105,360
Income tax expense	(14,799)	(6,187)	(38,272)	(26,873)

Consolidated net earnings	$36,056	$31,865	$90,545	$78,487

The following table presents earnings by segment as a percentage of segment net sales, which includes intersegment sales:

	Three-Months Ending June 30,		Nine-Months Ending June 30,
	2011	2010	2011	2010
Turbine Systems	24.1%	23.8%	23.9%	22.8%
Airframe Systems	5.4	3.0	1.6	3.7
Electrical Power Systems	4.5	6.5	6.5	9.6
Engine Systems	9.4	10.6	9.2	8.0
Turbine Systems
Turbine Systems’ segment net sales (including intersegment sales) were $190,954 and $514,541 for the third quarter and first nine months of fiscal 2011, respectively, compared to $151,168 and $440,697 for the same periods of fiscal 2010. Sales were higher in both industrial turbine and aerospace markets during the third quarter and first nine months of fiscal 2011. Third quarter 2011 sales for the industrial turbine market were particularly strong in the steam, aeroderivative and heavy frame products, which also show favorable net sales results for the first nine months of fiscal 2011 as compared to the same period in the previous year. Sales for the aerospace aftermarket, in the third quarter and first nine months of fiscal 2011, continued to benefit from increased passenger and cargo air traffic, and the production of new aircraft platforms on which Turbine Systems’ products are used.
We believe the fleet dynamics of commercial aircraft platforms on which we have content, such as the Airbus A320, the Boeing 777, the Embraer and the Bombardier 70- to 90-seat regional jets, allowed our aftermarket business to be somewhat less negatively impacted by the effects of the recent economic down-cycle than some of our competitors and have supported sales growth as a result of the more recent rebound in air traffic. Commercial original equipment manufacturer (“OEM”) aircraft deliveries of narrow-body and wide-body aircraft have increased based on an increase in OEM production rates and orders. Sales in the power generation market have benefited from the continued recovery of the global economy and shift to natural gas. As a result, demand for industrial turbine equipment has strengthened, particularly in emerging markets and Japan.

Turbine Systems’ segment earnings increased by $10,133, or 28.2%, and $22,788, or 22.7%, for the third quarter and first nine months of fiscal 2011, as compared to the same periods of fiscal 2010 due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ending June 30, 2010	$35,934	$100,363
Sales volume changes	12,117	21,985
Selling price changes	3,093	8,559
Sales mix	1,584	8,654
Investments in engineering and research and development	(1,700)	(5,921)
Changes in variable compensation	(2,709)	(5,612)
Increased costs to support sales growth	(1,450)	(2,807)
Effects of changes in foreign currency rates	249	(271)
Other, net	(1,051)	(1,799)

Earnings for the period ending June 30, 2011	$46,067	$123,151

The increases in Turbine Systems’ segment earnings in the third quarter and first nine months of fiscal 2011 compared to the same periods of fiscal 2010 were primarily as a result of sales volume increases, selling price changes and a more favorable sales mix due to increased levels of aftermarket sales, partially offset by increased costs associated with new product development, variable compensation and costs associated with organizational infrastructure to support sales growth. The sales mix during the third quarter and first nine months of fiscal 2011 continued to include a higher proportion of aftermarket sales than the same period in fiscal 2010 as a result of increased air traffic. Earnings as a percentage of sales increased to 24.1% and 23.9% in the third quarter and first nine months of fiscal 2011, respectively, compared to 23.8% and 22.8% for the same periods of fiscal 2010.
Airframe Systems
Airframe Systems’ segment net sales (including intersegment sales) were $102,957 and $284,053 for the third quarter and first nine months of fiscal 2011, respectively, compared to $94,127 and $276,727 for the same periods of fiscal 2010. The increase in sales for the third quarter continues to reflect recovering demand for business and regional jets and a steady level of military sales, partially offset by reduced levels of customer funded development revenue. Additionally, military sales, primarily in our guided weapons products, contributed to increased fiscal 2011 third quarter sales. The increase in sales for the first nine months of fiscal 2011, as compared to the same period of the previous year, is attributable to increased OEM sales, primarily for rotorcraft and business and regional jets, offset by reduced demand for various military applications, which occurred in the first quarter of fiscal 2011, and decreased funding for customer development projects.
Airframe Systems’ segment earnings increased to $5,512 in the third quarter from $2,852 in the same period of fiscal 2010 and decreased to $4,535 in the first nine months of fiscal 2011 compared to $10,237 for the same period of fiscal 2010 due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ending June 30, 2010	$2,852	$10,237
Sales volume changes	4,490	4,678
Sales mix	741	(1,237)
Customer funded development	(2,130)	(8,879)
Changes in variable compensation	(2,072)	(3,402)
Savings related to workforce management	—	2,369
Workman’s compensation costs	—	(2,232)
Restructuring costs	—	1,411
Other, net	1,631	1,590

Earnings for the period ending June 30, 2011	5,512	4,535

The increase in Airframe Systems segment earnings for the third quarter of fiscal 2011 was primarily due to increases in sales volume and favorable sales mix, partially offset by decreases in customer funded development revenue and increases in variable compensation. The decrease in Airframe Systems segment earnings for the first nine months of fiscal 2011 is due to decreased customer funded development revenue, increased variable compensation, and a charge related to a change in the estimate of future workman’s compensation costs, partially offset by increased sales volume, savings related to workforce management, and a reversal of previously accrued restructuring costs attributable to the early termination of a leased facility.
Electrical Power Systems
Electrical Power Systems’ segment net sales (including intersegment sales) were $71,927 and $206,434 for the third quarter and first nine months of fiscal 2011, respectively, compared to $47,280 and $158,610 for the same periods of fiscal 2010. During the third quarter fiscal 2011, wind turbine converter sales increased as a result of increased market share, primarily in China and India, and an increase in demand from existing customers. The third quarter of fiscal 2011 also experienced sales increases in non-wind power generation and distribution equipment, partially offset by strategic price decreases. Sales for the first nine months of fiscal 2011 increased principally due to increased demand for our wind turbine converters and non-wind power generation and distribution equipment, with sales related to power station projects down slightly as compared to the same period of fiscal 2010.
Although wind turbine converter sales increased in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010, wind converter demand continues to be impacted by tight lender requirements for project financing and uncertainty regarding government stimulus programs due to a lack of clear policy direction in the U.S. and elsewhere.
Intersegment sales increased to $17,052 and $46,180 in the third quarter and first nine months of fiscal 2011, respectively, from $11,133 and $29,918 for the same periods of fiscal 2010 reflecting the strength in demand from Engine Systems’ and Turbine Systems’ customers.
Electrical Power Systems’ segment earnings increased by $169, or 5.5%, for the third quarter as compared to the same period in fiscal 2010 and decreased by $1,817, or 11.9%, for first nine months of fiscal 2011 as compared to the same period of fiscal 2010 due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ending June 30, 2010	$3,072	$15,254
Sales volume changes	3,499	14,446
Selling price changes	(478)	(2,640)
Sales mix	(1,271)	(2,819)
Investments in engineering and research and development	(718)	(1,854)
Changes in variable compensation	(1,163)	(2,794)
Increase in global expansion efforts	—	(3,625)
Quality costs	—	(1,249)
Effects of changes in foreign currency rates	410	(605)
Other, net	(110)	(677)

Earnings for the period ending June 30, 2011	$3,241	$13,437

The increase in Electrical Power Systems’ segment earnings for the third quarter of fiscal 2011 as compared to the same period in the prior year was due to increased volume, partially offset by unfavorable sales mix, increased variable compensation costs, and price reductions to support market share gains. The decrease in Electrical Power Systems’ segment earnings for the first nine months of fiscal 2011 as compared to the same period in the prior year was driven mainly by increased global expansion effort costs, strategic price reductions to support market share gains and increased variable compensation. The benefit attributable to increased sales volume includes the affect of costs associated with recently expanded production facilities to serve the global customer base and product mix. These factors associated with the first nine months of fiscal 2011 were partially offset by increased sales volume of both wind turbine converters and non-wind power generation and distribution equipment.

Engine Systems
Engine Systems’ segment net sales (including intersegment sales) were $104,119 and $304,341 for the third quarter and first nine months of fiscal 2011, respectively, compared to $86,066 and $232,168 for the same periods of fiscal 2010. The overall increase in sales for both the third quarter and the first nine months of fiscal 2011 compared to the same periods of fiscal 2010 was driven by increased sales volume in all markets served by Engine Systems. The strong growth continued to be recognized in the sales of energy control solutions used in small diesel and natural gas engine applications, which serve primarily construction, agricultural, and on-highway natural gas vehicles. Sales increases of energy control solutions used in large engine applications, which serve the power generation, marine, and process markets, were primarily attributable to increased demand for engines burning specialty fuels or for new power projects.
Engine Systems’ segment earnings increased by $702, or 7.7%, and $9,616, or 51.9%, for the third quarter and first nine months of fiscal 2011, respectively, as compared to the same periods of fiscal 2010 due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ending June 30, 2010	$9,131	$18,513
Sales volume changes	5,114	24,447
Selling price changes	133	823
Sales mix	(616)	(5,097)
Investments in engineering and research and development	(1,509)	(5,124)
Changes in variable compensation	(1,388)	(3,111)
Freight and duty costs	(200)	(1,512)
Effects of changes in foreign currency rates	363	924
Other, net	(1,195)	(1,734)

Earnings for the period ending June 30, 2011	$9,833	$28,129

For both the third quarter and the first nine months of fiscal 2011, increased segment earnings, compared to the same periods in fiscal 2010, were primarily driven by higher sales volumes, partially offset by increased investment in research and development, increases in variable compensation and an unfavorable sales mix.
Non-segment expenses
Non-segment expenses for the third quarter and first nine months of fiscal 2011 increased to $7,554, or 1.7% of net sales, and $21,599, or 1.8% of net sales, respectively, compared to $6,085, or 1.7% of net sales, and $16,810, or 1.6% of net sales, for the same periods of fiscal 2010. The increase in non-segment expenses for the third quarter and first nine months of fiscal 2011 resulted primarily from increased variable compensation.
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
Our aggregate cash and cash equivalents were $72,598 and $105,579 and our working capital was $523,567 and $456,577 at June 30, 2011 and September 30, 2010, respectively. Of the $72,598 of cash and cash equivalents held at June 30, 2011, $64,902 is held in foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, although a portion is considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional U.S. income taxes on foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.
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

At June 30, 2011, we had $41,000 of borrowings outstanding under our revolving credit facility and had foreign short-term borrowings outstanding of $577. The maximum daily balance during the period occurred in connection with the IDS Acquisition. Short-term borrowing activity during the nine-months ending June 30, 2011 follows:

Maximum daily balance during the period	$67,573
Average daily balance during the period	27,167
Weighted average interest rate on average daily balance	1.08%
At June 30, 2011, we had total outstanding debt of $468,786 with additional borrowing availability of $179,330 under our $225,000 revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $29,086 under various foreign credit facilities.
We were in compliance with all covenants under our revolving credit facility and long-term debt agreements during the nine-months ending June 30, 2011.
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
Cash Flows Summary

	Nine-Months Ending
	June 30,
	2011	2010

Net cash provided by operating activities	$46,800	$161,609
Net cash used in investing activities	(71,554)	(42,906)
Net cash used in financing activities	(9,502)	(137,669)
Effect of exchange rate changes on cash and cash equivalents	1,275	(3,189)

Net change in cash and cash equivalents	(32,981)	(22,155)
Cash and cash equivalents at beginning of period	105,579	100,863

Cash and cash equivalents at end of period	$72,598	$78,708

Net cash flows provided by operating activities for the first nine months of fiscal 2011 was $46,800 compared to $161,609 in the same period of fiscal 2010. The decrease during the first nine months of fiscal 2011 is attributable to the utilization of working capital primarily associated with increased investment in inventory levels and accounts receivable. The increase in inventory is due to anticipated deliveries scheduled for coming quarters as well as the effect of some sourcing inefficiencies.
Net cash flows used in investing activities for the first nine months of fiscal 2011 was $71,554 compared to $42,906 in the same period of fiscal 2010. The increase of $28,474 compared to the same period of the last fiscal year is due primarily to the IDS Acquisition completed in the third quarter of fiscal 2011 utilizing net cash of $47,161. Cash paid for capital expenditures was $32,640 during the first nine months of fiscal 2011, compared to $18,834 during the same period of fiscal 2010. Cash flows used in investing activities for the first nine months of fiscal 2010 included a $25,000 settlement with the Department of Justice (“DOJ”) associated with a liability assumed in the acquisition of MPC Products Corporation (“MPC Products”) and Techni-Core, Inc. (“Techni-Core” and together with MPC Products, “MPC”). The purchase price we paid in connection with the acquisition of MPC was reduced by a corresponding amount and the payment was recognized as cash used for business acquisition.

Net cash flows used in financing activities for the first nine months of fiscal 2011 was $9,502 as compared to $137,669 in net cash flows used for the same period of fiscal 2010. During the first nine months of fiscal 2011, we had net short-term borrowings of $22,940, repaid $16,500 in scheduled long-term debt reductions, and paid stockholder dividends of $13,764. In addition, during this same period, we utilized $6,837 to repurchase 208 shares of our common stock.
During the first nine months of fiscal 2010, we repaid $118,582 of outstanding long-term debt, including unscheduled prepayments of $90,000, paid stockholder dividends of $12,971, and purchased the remaining non-controlling interest in Woodward Governor India Limited, a Woodward consolidated subsidiary, for $8,120. As a result of acquiring the remaining non-controlling interest, Woodward owns 100% of Woodward Governor India Limited. In addition, during the first nine months of fiscal 2010, we utilized $2,383 to purchase 85 shares of treasury stock, including $1,515 that was used to repurchase 55 shares of our common stock on the open market.
Contractual Obligations
We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Annual Report on Form 10-K filed with the SEC. There have been no material changes to our various contractual obligations during the first nine months of fiscal 2011.
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
We completed our annual goodwill impairment test during the quarter ended March 31, 2011. As a part of that test, we determined our Turbine Systems, Airframe Systems and Engine Systems operating segments represented individual reporting units. We determined our Electrical Power Systems operating segment was represented through three discrete identifiable reporting units. The fair value of each of our reporting units was determined using a discounted cash flow method. This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, operating earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, operating earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five-year period. These projections are adjusted to reflect current economic conditions and demand for certain products and require considerable management judgment.
Forecasted cash flows were discounted using an 11.3% weighted average cost of capital assumption. The terminal value of the forecasted cash flows assumed an annual compound growth rate after five years of 4.4% and was calculated using the Gordon Growth Model. These inputs, which are unobservable in the market, represent management’s estimate of what market participants would use in determining the present value of our forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows. We evaluated the reasonableness of the resulting fair values of our reporting units by comparing the aggregate fair value to our market capitalization and assessing the reasonableness of any resulting premium.

The results of our fiscal year 2011 annual goodwill impairment test performed as of March 31, 2011 indicated the estimated fair value of each reporting unit was in excess of its carrying value, and accordingly, no impairment existed. At March 31, 2011 the goodwill impairment test for our Airframe Systems reporting unit, which has a significant concentration of business in the business jet and regional jet market segments that lagged in the economic recovery, indicated the closest premium, as compared to this reporting unit’s carrying value. Each of our remaining reporting units had resulting fair values significantly in excess of their carrying values. Increasing the discount rate by 10%, decreasing the growth rate by 10%, or decreasing forecasted cash flow by 10%, as it relates to the Airframe Systems operating segment, would not have resulted in an impairment charge. However, an increase in the discount rate by approximately 11%, decreasing the growth rate by approximately 38%, or decreasing forecasted cash flow by approximately 15%, as it relates to our Airframe Systems operating segment, would have resulted in an impairment charge.
As part of our ongoing monitoring efforts, we will continue to consider the global economic environment and its potential impact on our business in assessing goodwill recoverability. There can be no assurance that our estimates and assumptions regarding forecasted cash flows of certain reporting units, the period or strength of the current economic recovery, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.
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
Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of fiscal 2011, we completed the IDS Acquisition as discussed in Note 4, Business acquisitions, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. We considered the results of our pre-acquisition due diligence activities, the continuation by IDS of its established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities as part of our overall evaluation of disclosure controls and procedures as of June 30, 2011. The objectives of IDS’ established internal control over financial reporting was predominately associated with local statutory financial reporting. We are in the process of completing a more complete review of IDS’ internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Woodward. As a result of the timing of the acquisition and the changes that are anticipated to be made, and in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses, we currently intend to exclude IDS from the September 30, 2011 assessment of Woodward’s internal controls over financial reporting. IDS will be included in the September 30, 2012 assessment of Woodward’s internal controls over financial reporting. IDS accounted for approximately 3% of Woodward’s total assets at June 30, 2011. IDS accounted for less than 2%of Woodward’s total net sales for the quarter ending June 30, 2011.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
Sales of common stock issued from treasury during the second quarter of fiscal 2011 consisted of the following:

	Total Shares	Consideration
	Sold (2)	Received

April 1, 2011 through April 30, 2011 (1)	372	$14
May 1, 2011 through May 31, 2011	—	—
June 1, 2011 through June 30, 2011	—	—

(1)	On April 28, 2011, one of our directors received 372 shares of common stock from treasury in lieu of cash payment of Board of Director retainer fees. The securities were issued by Woodward in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(2)	Actual number of shares (not in thousands).
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities

Total
			Number of	Maximum Number
			Shares	(or Approximate
			Purchased	Dollar Value) of
	Total		as Part of	Shares that may
	Number of		Publicly	yet be Purchased
	Shares	Average	Announced	under the Plans or
	Purchased	Price Paid	Plans or	Programs at Period
	(3)	Per Share	Programs (1)	End (1)

April 1, 2011 through April 30, 2011	—	$—	—	$190,162
May 1, 2011 through May 31, 2011	—	—	—	190,162
June 1, 2011 through June 30, 2011 (2)	625	34.86	—	190,162

(1)	In July 2010, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013.

(2)	The Woodward Governor Company Executive Benefit Plan, which is a separate legal entity, aquired 625 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in June 2011.

(3)	Actual number of shares (not in thousands).

Item 6.	Exhibits
(a) Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.

Date: July 25, 2011	/s/ Thomas A. Gendron
Thomas A. Gendron
Chief Executive Officer and President (Principal Executive Officer)

Date: July 25, 2011	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD, INC.
EXHIBIT INDEX

Exhibit
Number	Description:

10.1	Mr. Martin V. Glass employment letter dated April 27, 2011, filed as an exhibit.

10.2	Sagar Patel employment letter dated June 17, 2011, filed as an exhibit.

31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.

31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.

32.1	Section 1350 certifications, filed as an exhibit.

101.1
The following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.