Form 10-K
period 2011-09-30
Woodward, Inc.
filed 2011-11-16
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2011 as reported on The NASDAQ Global Select Market on that date: $1,909,499,390. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Charitable Trust, as of March 31, 2011, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.
Number of shares of the registrant’s common stock outstanding as of November 11, 2011: 68,902,457.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the Annual Meeting of Stockholders to be held January 25, 2012, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

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
Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:
•	a decline in business with, or financial distress of, our significant customers;
•	the instability in the financial markets and prolonged unfavorable economic and other industry conditions;
•	our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;
•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;
•	our ability to implement, and realize the intended effects of, our restructuring efforts;
•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;
•	our ability to manage our expenses and product mix while responding to sales increases or decreases;
•	the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;
•	the success of, or expenses associated with, our product development activities;
•	our ability to integrate acquisitions and manage costs related thereto;

•	our debt obligations, our debt service requirements, and our ability to operate our business, pursue business strategies and incur additional debt in light of covenants contained in our outstanding debt agreements;
•	risks related to our U. S. Government contracting activities;
•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;
•	future subsidiary results or changes in domestic or international tax statutes;
•	environmental liabilities related to manufacturing activities;
•	our continued access to a stable workforce and favorable labor relations with our employees;
•	the geographical location of a portion of our Aerospace business is in California, which historically has been susceptible to natural disasters;
•	our ability to successfully manage regulatory, tax, and legal matters (including product liability, patent, and intellectual property matters);
•	liabilities resulting from legal and regulatory proceedings, inquiries, or investigations by private or U.S. Government persons or entities;
•	risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates, and changes in the legal and regulatory environments of countries in which we operate;
•	fair value of defined benefit plan assets and assumptions used in determining our retirement pension and other postretirement benefit obligations and related expenses including, among others, discount rates and investment return on pension assets; and
•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.
These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. Other factors are discussed under “Risk Factors” in our Securities and Exchange Commission (“SEC”) filings and are incorporated herein by reference.
Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Risk Factors” in Item 1A in this Annual Report on Form 10-K for the fiscal year ending September 30, 2011 (this “Form 10-K”). We undertake no obligation to revise or update any forward-looking statements for any reason.
Unless we have indicated otherwise or the context otherwise requires, references in this Form 10-K to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward, Inc. and its consolidated subsidiaries.
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
Our strategic focus is providing energy control solutions for the aerospace and energy markets. The precise and efficient control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions and operation of power equipment in both commercial and military operations. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems. We focus primarily on original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications. We also provide aftermarket repair, replacement and other service support for our installed products.

Our components and integrated systems optimize performance of commercial aircraft, military aircraft, ground vehicles and other equipment, gas and steam turbines, wind turbines, including converters and power grid related equipment, industrial diesel, gas and alternative fuel reciprocating engines, and electrical power systems. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help our customers offer more cost-effective, cleaner, and more reliable equipment. Our customers include leading OEMs and the end users of their products.
During the third quarter of fiscal year 2011, Woodward acquired all of the outstanding stock of Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”) and the assets of IDS’ business in China (together the “IDS Acquisition”). IDS is a developer and manufacturer of innovative power electronic systems predominantly in utility scale wind turbines and photovoltaic power plants. Additionally, IDS offers key products in power distribution and marine propulsion systems. IDS’ products are used in offshore oil and gas platforms, energy storage and distribution systems and a variety of industrial applications, in addition to wind turbines and photovoltaic plants. Woodward believes the IDS Acquisition expands its presence in wind converter offerings and reduces its time to market with expansion of solar energy, energy storage and marine drives. IDS is being integrated into Woodward’s Energy segment.
We were established in 1870, incorporated in 1902, and are headquartered in Fort Collins, Colorado. The mailing address of our world headquarters is 1000 East Drake Road, Fort Collins, Colorado 80525. Our telephone number at that location is (970) 482-5811, and our website is www.woodward.com.
Markets and Principal Lines of Business
We serve two primary markets — aerospace and energy.
Within the aerospace market, we provide systems, components and solutions for both commercial and military applications. Our key focus areas within this market are:
•	Propulsion system control solutions for turbine powered aircraft; and
•	Actuation systems and motion control solutions.
Within the energy market, our key focus areas are:
•	Control solutions for equipment that produce electricity using conventional or renewable energy sources;
•	Solutions for the control of power quality, distribution and storage on the electrical grid; and
•	Control solutions for power equipment used in the extraction, distribution, and conversion of renewable and fossil fuels in marine, locomotive, and industrial equipment applications.
Our customers demand technological solutions to meet their needs for performance, efficiency and reliability. Our systems and products are designed to improve fuel efficiency and operating performance, and reduce emissions and costs of operation.
As of September 30, 2011, we reorganized our reportable segments to better align with our markets. We now have two reportable segments — Aerospace and Energy. Both of our reportable segments are comprised of multiple business groups, which focus on particular applications within the aerospace and energy markets. Our Aerospace segment combines the aircraft propulsion portion of the former Turbine Systems business group, which we now refer to as the Aircraft Turbine Systems business group, with our Airframe Systems business group. Our Energy segment combines the industrial turbine portion of the former Turbine Systems business group, which we now refer to as the Industrial Turbomachinery Systems business group, with our Engine Systems and Electrical Power Systems business groups.
All information in this Annual Report on Form 10-K, including comparative financial information, has been retrospectively revised to reflect the realignment of our reportable segments. We use segment information internally to manage our business, including the assessment of business segment performance and decisions for the allocation of resources between segments.
Additional information about our operations in fiscal year 2011 and outlook for the future, including certain segment information, is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about our business segments and certain geographical information is included in Note 21, Segment information and Note 22, Supplemental quarterly financial data (Unaudited), to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

Products, Services and Applications
Aerospace
Our Aerospace segment designs, produces and services systems and products for the management of fuel, air, combustion and motion. These products include pumps, valves, fuel nozzles, metering units, cockpit controls, actuators, motors, and sensors. These products are used on commercial, business and military aircraft, as well as weapons and defense systems. We also have significant content on a wide variety of commercial aircraft, rotorcraft and business jet platforms, including the Airbus A320, Boeing 787, Bell 429 and the Gulfstream G650. We also have significant content on military applications, such as the Blackhawk helicopter, F-35 fighter jet, M1A1 Abrams Tank and guided tactical weapons, such as the Direct Attack Guided Rocket (“DAGR”).
Revenues from the Aerospace segment are generated primarily by sales to OEMs and tier-one prime contractors, and through aftermarket sales of components as provisioning spares or replacements. We also provide aftermarket repair, overhaul and other services to commercial airlines, turbine OEM repair facilities, military depots, third party repair shops, and end users.
Energy
Our Energy segment designs, produces and services systems and products for the management of fuel, air, fluids, gases, electricity and motion. These products include power converters, actuators, valves, pumps, injectors, solenoids, ignition systems, governors, electronics and devices that measure, communicate and protect low and medium voltage electrical distribution systems. Our products are used on industrial gas turbines, aeroderivative turbines, reciprocating engines, electrical grids, wind turbines and compressors. The equipment on which our products are found is used to extract and distribute fossil fuels, generate, distribute or store electricity, and to convert fuel to work in marine, locomotive and industrial equipment applications.
Revenues from the Energy segment are generated primarily by sales to OEMs and tier-one prime contractors, through aftermarket sales or replacements, and by providing other related services to our OEM customers and, in some cases, directly to end users or distributors.
Sales Order Backlog
Our backlog of unshipped sales orders as of October 31, 2011 and 2010 by segment was as follows:

		% Expected to be
	October 31,	filled by September 30,	October 31,
	2011	2012	2010

Aerospace	$492,263	81%	$493,419
Energy	266,827	88	244,276

	$759,090	84%	$737,695

Our current estimate of the sales order backlog is based on unshipped sales orders that are open in our order entry systems. Unshipped orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production demand pull systems.
Seasonality
We do not believe that our sales, in total or in either business segment, are subject to significant seasonal variation. However, our sales have generally been lower in the first quarter of our fiscal year as compared to the immediately preceding quarter due to fewer working days resulting from the observance of various holidays and scheduled plant shutdowns for annual maintenance.
Customers
For the fiscal year ending September 30, 2011, approximately 34% of our consolidated net sales were made to our five largest customers. Sales to our five largest customers represented approximately 39% and 38% of our consolidated net sales for the fiscal years ending September 30, 2010 and September 30, 2009, respectively.

Sales to our largest customer, General Electric, accounted for approximately 14%, 15%, and 17% of consolidated net sales in each of the fiscal years ending September 30, 2011, 2010 and 2009, respectively. Our accounts receivable from General Electric represented approximately 11% of total accounts receivable as of September 30, 2011 and 14% as of September 30, 2010. We believe General Electric and our other significant customers are creditworthy and will be able to satisfy their credit obligations to us.
The customers who account for approximately 10% or more of sales to each of our business segments for the fiscal year ending September 30, 2011 follow:

Customer

Aerospace	United Technologies; Boeing; General Electric
Energy	General Electric; Caterpillar
Government Contracts and Regulation
Portions of our business, particularly in our Aerospace segment, are heavily regulated. We contract with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, the National Aeronautics and Space Administration (“NASA”), and the Departments of Defense, Homeland Security, and Transportation. We contract with similar government authorities outside the United States with respect to our international efforts.
The U.S. Government, and other governments, may terminate any of our government contracts (and, in general, subcontracts) at their convenience, as well as for default based on specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for our default, the U.S. Government generally would pay only for the work accepted, and could require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government could also hold us liable for damages resulting from the default.
We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:
•	require accurate, complete and current disclosure and certification of cost and pricing data in connection with certain contracts;
•	impose specific and unique cost accounting practices that may differ from accounting principles generally accepted in the United States (“U.S. GAAP”), and therefore require reconciliation;
•	impose regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts;
•	impose manufacturing, specifications and other quality standards that may be more restrictive than for non-government business activities; and
•	restrict the use and dissemination of information classified for national security purposes and with respect to both the U.S. Government’s and the governments of foreign countries’ regulations pertaining to the export of certain products and technical data.
Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, collectively represent 19% of our sales for fiscal year 2011, 23% of our sales for fiscal year 2010 and 20% of our sales for fiscal year 2009. The level of U.S. spending for defense, alternative energy, and other programs is subject to periodic congressional appropriation actions, and is subject to change at any time, including the mix of programs to which such funding is allocated.

U.S. government related sales from our business segments for fiscal year 2011 and fiscal year 2010 follows:

	Direct U.S.	Indirect U.S.
	Government	Government	Commercial
	Sales	Sales	Sales	Total

Fiscal year ending September 30, 2011
Aerospace	$67,116	$252,462	$523,454	$843,032
Energy	3,448	7,530	857,692	868,670

Total net external sales	$70,564	$259,992	$1,381,146	$1,711,702

Percentage of total net sales	4%	15%	81%	100%

Fiscal year ending September 30, 2010
Aerospace	$62,287	$257,715	$449,377	$769,379
Energy	3,355	5,294	679,002	687,651

Total net external sales	$65,642	$263,009	$1,128,379	$1,457,030

Percentage of total net sales	5%	18%	77%	100%

Manufacturing
We operate manufacturing and assembly plants in the United States, Europe and Asia. Our products consist of mechanical, electronic and electromagnetic systems and components.
Aluminum, iron and steel are primary raw materials used to produce our mechanical components. Other commodities, such as gold, copper and nickel, are also used in the manufacture of our products, although in much smaller quantities. We purchase various goods, including component parts and services used in production, logistics and product development processes from third parties. Generally there are numerous sources for the raw materials and components used in our products, which we believe are sufficiently available to meet current requirements.
We maintain global strategic sourcing models to meet our global facilities’ production needs while building long-term supplier relationships and efficiently managing our overall supply costs. We expect our suppliers to maintain adequate levels of quality raw materials and component parts, and to deliver such parts on a timely basis to support production of our various products. We use a variety of agreements with suppliers intended to protect our intellectual property and processes and to monitor and mitigate risks of disruption in our supply base that could cause a business disruption to our production schedules or to our customers. The risks monitored include supplier financial viability, business continuity, quality, delivery and protection of our intellectual property and processes.
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
Research and Development
We conduct research and development activities primarily with our own independent research and development funds, and also in some cases through customer funding. Our research and development costs include basic research, applied research, development, systems and other concept formulation studies. We also conduct research and development activities aimed at improving our manufacturing processes.
Company-sponsored independent research and development costs are charged to expenses when incurred. Costs related to specific customer development programs are sometimes inventoried and charged to costs depending on the specifics of the contractual arrangements. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is expensed as incurred. Across all our segments, total research and development costs totaled $115,633 in fiscal year 2011, $82,560 in fiscal year 2010, and $78,536 in fiscal year 2009. Research and development costs were 6.8% of consolidated net sales in fiscal year 2011 compared to 5.7% in fiscal year 2010 and 5.5% in fiscal year 2009. See “Research and development costs” in Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

Aerospace is focused on developing components and systems that we believe will be instrumental in helping our customers achieve their objectives of lower fuel consumption, lighter weight, more efficient performance, reduced emissions, and improved operating economics. Our development efforts support technology for a wide range of:
•	aerospace turbine applications, including commercial, business and military engines of various thrust classes;
•	electromechanical and hydraulic actuation systems for cockpit-to-flight surface control of fixed wing aircraft and rotorcraft applications, as well as weapon systems applications; and
•	motion control components for integration into comprehensive actuation systems.
The aerospace industry is moving toward more electronic (“fly-by-wire”), lighter weight aircraft, while demanding increased reliability and redundancy. In response, we are developing an expanded family of intelligent cockpit control products (including throttle and rudder controls) with both conventional and fly-by-wire technology as well as motor driven actuation systems.
We collaborate closely with our customers in the early stages as they develop their new product concepts. We believe this collaboration allows us to develop technology that is aligned with our customers’ needs and therefore, increases the likelihood that our systems and components will be selected for inclusion in the platforms developed by our customers. We believe our close collaboration with our customers during preliminary design stages allows us to provide products that deliver the component and system performance necessary for a successful launch of our customers’ product.
Some technology development programs begin years before an expected entry to service, such as those for the next-generation commercial aircraft engines. Other development programs result in nearer-term product launches associated with new OEM offerings, product upgrades, or product replacements on existing programs.
Energy is focused on developing more efficient, cleaner technologies, including integrated control systems and system components that we believe will allow our OEM customers to cost-effectively meet mandated emissions regulations and fuel efficiency demands, allow for usage of a wider range of fuel sources, support global infrastructure requirements, and safely distribute and store power on the electrical grid. Our development efforts support technology for a wide range of:
•	power converters for multi-megawatt (where megawatt is referred to as “MW”) class wind turbines in the power range of 1MW to 6MW, both for on-shore and off-shore-applications;
•	distributed generator system (“Genset”) controls;
•	controls for switchgear;
•	new generation of protection and control relays for medium-voltage applications;
•	modernization of the self powered protection relay lines;
•	industrial gas and steam turbines;
•	industrial compressors;
•	engines and turbines driving pumps, generators and compressors; and
•	engines and turbines used for propulsion of locomotive, marine and industrial equipment.
Our clean technology development efforts include controls for diesel, natural gas and alternative fuel engines, and full-scale converters. Major development projects, including diesel common rail systems, air and gaseous fuel systems, and automated diesel particulate regeneration systems are targeted for future global emissions regulations for the year 2015 and beyond.
We believe that our technologies make marine and industrial power generation and distribution, and alternative fueled bus, truck and ship engines operate cleaner, more efficiently, and more reliably.
Competitive Environment
Our products and product support services are sold worldwide into a variety of competitive markets. In all markets, we compete on the basis of differentiated technology and design, product performance and conformity with customer specifications, customer service and support, including on-time delivery and customer partnering, product quality, price, reputation and local presence. Each of our segments operates in a uniquely competitive environment.
We believe that new competitors face significant barriers to entry into many of our markets, including various government mandated certification requirements to compete in the aerospace markets in which we participate.

Aerospace industry requires suppliers to comply with significant product certification requirements, which forms a basis for competition as well as a barrier to entry. Technological innovation and design, product performance and conformity with customer specifications, and product quality are of significant importance in the aerospace and defense industry. Our customers include airframe and aircraft engine OEM manufacturers and suppliers to these manufacturers. We supply these customers with technologically innovative components and system solutions. We align our technology roadmaps with our customers, and focus on responding to needs for reduced cost and weight, emission control and reliability improvements. We believe we have developed efficient manufacturing and assembly processes. Our products achieve high levels of field reliability, which we believe offers an advantage in life-cycle cost. We compete with numerous companies around the world that specialize in fuel and air management, combustion, and electronic control products. In addition, many of our OEM customers are capable of developing and manufacturing these same products internally. The principal points of competition within this market are product performance and conformity with customer specifications as well as product quality and reliability, on-time delivery, pricing, and joint development capabilities with our customers.
Our competitors in Aerospace include divisions of Goodrich, Hamilton Sundstrand, Honeywell, Moog and Parker Hannifin. We address competition in aftermarket service through responsiveness to our customers needs providing short turnaround times and geographical presence.
Several competitors are also customers for our products, such as Hamilton Sundstrand, Parker Hannifin, and Honeywell. Some of our customers are affiliated with our competitors through ownership or joint venture agreements. We compete in part by establishing relationships with our customers’ engineering organizations, and by offering innovative solutions to their market problems.
Energy operates in the global markets for industrial turbine engines, industrial reciprocating engine combustion and management systems, including emissions control, fuel and air management, combustion, electronic control products, power generation and distribution (through a global network of sales and support services), and converter technology for on-shore and off-shore wind turbines ranging in capacity from 1MW to 6MW.
We compete with numerous companies who specialize in various engine management products, and our OEM customers are often capable of developing and manufacturing some of these same products internally. Many of our OEM customers are large global OEMs that require suppliers to be able to support them around the world and meet increasingly higher requirements in terms of quality, delivery, reliability and cost improvements.
Competitors include Heinzmann GmbH & Co., Robert Bosch AG, L’Orange GmbH, Hoerbiger, GE Multilin, ABB, Siemens, Schweitzer Electric, Areva and Ingeteam. OEM customers with internal capabilities for similar products include General Electric, Caterpillar, Wartsila and Cummins.
We believe we are a market leader in providing our customers advanced technology and superior product performance at a competitive price. We focus on close relationships with our OEM customers’ engineering teams. Competitive success is based on the development of innovative components and systems that are aligned with the OEMs’ technology roadmaps to achieve future emission, efficiency, and fuel flexibility targets.
The global market for renewable wind energy technology is immature and changing rapidly. Delays in wind turbine installation caused by continued tight global credit availability and uncertainty, with respect to incentives and overall economic environment, have led to over-capacity with manufacturers within the wind turbine industry. Market consolidation has begun to occur and price has become an important factor within the wind turbine converter market.
Employees
As of October 31, 2011, we employed approximately 6,200 full-time employees of which approximately 1,700 were located outside of the U.S. We consider the relationships with our employees to be positive.
Approximately 13% of our total full-time workforce was union employees as of October 31, 2011, all of whom work for our Aerospace segment. The collective bargaining agreements with our union employees are generally renewed through contract renegotiation near the contract expiration dates. The MPC Employees Representative Union contract, which covers 434 employees as of October 31, 2011, expires September 30, 2013. The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers 400 employees as of October 31, 2011, expires April 20, 2014. We believe our relationships with our employees and the representative unions are good.
All of our employees in the U.S. were at-will employees as of October 31, 2011. Generally, our employees are not subject to any type of employment contract or agreement. Prior to the acquisition of MPC Products Corporation (“MPC Products”), and Techni-Core, Inc. (“Techni-Core and, together with MPC Products, “MPC”), certain MPC employees who are not executive officers of Woodward had pre-existing employment agreements with MPC. These agreements expired in October 2011. In addition, our executive officers and our other corporate officers each have change-in-control agreements.
Outside of the U.S., we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Patents, Intellectual Property, and Licensing
We own numerous patents and have licenses for the use of patents owned by others, which relate to our products and their manufacture. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. For example, the U.S. Government has certain rights in our patents that are developed in performance of certain government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes as allowed by law. Unpatented process technology, including research, development and engineering technical skills and know-how, as well as unpatented production software and other intellectual property rights, are important to our overall business and to the operations of each of our business segments. While our intellectual property rights taken together are important, we do not believe our business or either of our business segments would be materially affected by the expiration of any particular intellectual property rights or termination of any particular intellectual property patent license agreements.
As of September 30, 2011, our Consolidated Balance Sheet includes $268,897 of net intangible assets. This value represents the carrying values; net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our intellectual property as of September 30, 2011.
U.S. GAAP requires that research and development costs be expensed as incurred; therefore, as we develop new intellectual property in the normal course of business, the costs of developing such assets are expensed as incurred, with no corresponding intangible asset recorded.
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
Our manufacturing facilities generally do not produce significant volumes or quantities of byproducts, including greenhouse gases, that would be considered hazardous waste or otherwise harmful to the environment. We do not expect legislation currently pending or expected in the next several years to have a significant negative impact on our operations in any of our segments.
Domestic and foreign legislative initiatives on emissions control, renewable energy, and climate change tend to favorably impact the sale of our energy control products. For example, our Energy segment produces inverters for wind turbines and energy control products that help our customers maximize engine efficiency and minimize wasteful emissions, including greenhouse gases.
Executive Officers of the Registrant
Information about our executive officers is provided below. There are no family relationships between any of the executive officers listed below.
Thomas A. Gendron, Age 50. Chairman of the Board since January 2008; Chief Executive Officer, President, and Director since July 2005; Chief Operating Officer and President September 2002 through June 2005; Vice President and General Manager of Industrial Controls June 2001 through September 2002; Vice President of Industrial Controls April 2000 through May 2001; Director of Global Marketing and Industrial Controls’ Business Development February 1999 through March 2000.
Robert F. Weber, Jr., Age 57. Vice Chairman, Chief Financial Officer and Treasurer since September 2011, and Chief Financial Officer and Treasurer since August 2005. Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate Vice President and General Manager — EMEA Auto. Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level with Motorola.

Martin V. Glass, Age 56. President, Airframe Systems since April 2011; President, Turbine Systems October 2009 through April 2011; Group Vice President, Turbine Systems September 2007 through September 2009; Vice President of the Aircraft Engine Systems Customer Business Segment December 2002 through August 2007; Director of Sales, Marketing, and Engineering February 2000 through December 2002.
Gerhard Lauffer, Age 50. President, Electrical Power Systems since October 2009; Group Vice President, Electrical Power Systems September 2007 through September 2009; Vice President and General Manager Electronic Controls March 2002 through August 2007; Managing Director Leonhard-Reglerbau GmbH 1991 through March 2002 when it was acquired by Woodward.
Sagar Patel, Age 45. President, Aircraft Turbine Systems since June 2011. Prior to this role, Mr. Patel was employed at General Electric for 18 years, most recently serving as President, Mechanical Systems, GE Aviation, from March 2009 through June 2010. He served as President, Aerostructures, GE Aviation from July 2008 through July 2009 and as President and General Manager, MRS Systems, Inc., BE Aircraft Engines, from October 2005 through June 2008.
Chad R. Preiss, Age 46. President, Engine Systems since October 2009; Group Vice President, Engine Systems October 2008 through September 2009; Vice President, Sales, Service, and Marketing, Engine Systems December 2007 through September 2008; and Vice President, Industrial Controls September 2004 through December 2007. Prior to this role, Mr. Preiss served in a variety of engineering and marketing/sales management roles, including Director of Business Development, since joining Woodward in 1988.
James D. Rudolph, Age 50. President, Industrial Turbomachinery since April 2011; Corporate Vice President, Global Sourcing October 2009 through April 2011; Vice President, Global Sourcing April 2009 through October 2009; Director of Global Sourcing April 2005 through April 2009; Director of Engineering for Industrial Controls March 2000 through April 2005. Prior to March 2000, Mr. Rudolph served in a variety of engineering, operations and sales roles since joining the company in 1984.
A. Christopher Fawzy, Age 42. Corporate Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since October 2009; Vice President, General Counsel, and Corporate Secretary June 2007 through September 2009. Mr. Fawzy became the Company’s Chief Compliance Officer in August 2009. Prior to joining Woodward, Mr. Fawzy was employed by Mentor Corporation, a global medical device company. He joined Mentor in 2001 and served as Corporate Counsel, then General Counsel in 2003, and was appointed Vice President, General Counsel and Secretary in 2004.
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
Stockholders may obtain, without charge, a single copy of Woodward’s 2011 Annual Report on Form 10-K upon written request to the Corporate Secretary, Woodward, Inc., 1000 East Drake Road, Fort Collins, Colorado 80525.

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
We have fewer customers than many companies with similar sales volumes. For the fiscal year ending September 30, 2011, approximately 34% of our consolidated net sales were made to our five largest customers. Sales to these same five largest customers represented approximately 39% of our consolidated net sales for the fiscal year ending September 30, 2010. Sales to General Electric accounted for approximately 14%, 15%, and 17% of consolidated net sales in each of the fiscal years ending September 30, 2011, 2010, and 2009, respectively, and accounts receivable from General Electric represented approximately 11% and 14% of accounts receivable at September 30, 2011 and 2010, respectively. Sales to our next largest customer accounted for approximately 6%, 8%, and 7% of consolidated net sales in each of the fiscal years ending September 30, 2011, 2010, and 2009, respectively. If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, including that which is a result of the prolonged unfavorable economic conditions and continued instability in the financial markets, these significant customers may substantially reduce or otherwise be unable to pay for purchases from us. Accordingly, our consolidated net sales could decrease significantly or we may experience difficulty collecting or be unable to collect amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The continued instability in the financial markets, sovereign credit rating downgrades and uncertainty surrounding European sovereign and other debt defaults, and prolonged unfavorable economic conditions could have a material adverse effect on the ability of our customers to perform their obligations to us and on their demand for our products and services.
There has been widespread concern over the continued instability in the financial markets and their influence on the global economy. As a result of the extreme volatility in the credit and capital markets, sovereign credit rating downgrades and uncertainty surrounding European sovereign and other debt defaults, and other prolonged economic challenges currently affecting the global economy, our current or potential customers may experience cash flow problems and, as a result, may modify, delay or cancel plans to purchase our products. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing necessary financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current or potential customers to pay us for our products may adversely affect our earnings and cash flows.
In addition, the general economic environment significantly affects demand for our products and services. During periods of slowing economic activity, such as the prolonged unfavorable economic conditions we have recently experienced, a global slowdown in spending on infrastructure development may occur in the markets in which we operate, and customers may reduce their purchases of our products and services. In addition, unfavorable economic conditions regarding the use of business jets have reduced demand for systems and components for new business jet aircraft in some markets. Any reduction in aircraft order flow or withdrawal from service of business jet and commercial aircraft could further reduce demand for some of our products and services.
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
Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The credit and debt and equity capital markets have been distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, sovereign credit rating downgrades and uncertainty surrounding European sovereign and other debt defaults, and the prolonged economic challenges, have made, and will likely continue to make, it difficult to obtain financing. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has generally increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity either at all or on terms similar to existing debt, and reduced and, in some cases, ceased to provide financing to borrowers. Due to these factors, we cannot be certain that financing, to the extent needed, will be available on acceptable terms or at all. If financing is not available when needed, or is available only on unacceptable terms, we may be unable to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
From time to time, we have responded to changes in our industry and the markets we serve by restructuring our operations. Our restructuring activities have included workforce management and other restructuring charges related to our recently acquired businesses, including, among others, changes associated with integrating similar operations, managing our workforce, vacating or consolidating certain facilities and cancelling certain contracts. Restructuring activities can create unanticipated consequences, and we cannot be sure that any or all of these restructuring efforts will be successful. There can be no assurance that the reductions in sites, workforce management and other cost-cutting measures will have the effect currently expected by our management or that they will not harm our future business operations and prospects. A variety of risks could cause us not to realize the expected cost savings, including, among others, the following:
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
We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers, and our raw material costs are subject to commodity market fluctuations. We may experience an increase in costs for parts or raw materials that we source from our suppliers, or we may experience a shortage of parts or raw materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices, or production difficulties that may affect one or more of our suppliers. In particular, global economic uncertainty may affect our key suppliers in terms of their operating cash flow and access to financing. This may in turn affect their ability to perform their obligations to us. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts or could damage our reputation and relationships with customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our profitability may suffer if we are unable to manage our expenses or if we experience change in product mix as a result of sales increases or decreases.
Some of our expenses are relatively fixed in relation to changes in sales volume and are difficult to adjust in the short term. Expenses such as depreciation or amortization, which are the result of past capital expenditures or business acquisitions, or expenses driven by business activity other than sales level, such as manufacturing overhead, may be difficult to reduce in a timely manner in response to a reduction in sales. Due to the nature of our sales cycle, in periods of sales increases it may be difficult to rapidly increase our production of finished goods, particularly if such sales increases are unanticipated. An increase in the production of our finished goods requires increases in both the purchases of raw materials and components and in the size of our workforce. If a sudden, unanticipated need for raw materials, components and labor should arise in order to meet unexpected sales demand, we could experience difficulties in sourcing raw materials, components and labor at a favorable cost or to meet our production needs. These factors could result in delays in fulfilling customer sales contracts, damage to our reputation and relationships with our customers, an inability to meet the demands of the market which could prevent us from taking advantage of business opportunities or responding to competitive pressures, and an increase in variable and fixed costs leading to a decrease in net earnings or even net losses. In addition, we sell products that have varying profit margins, and increases or decreases in sales of our various products may change the mix of products that we sell during any period. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
Our business involves a significant level of product development activities, generally in connection with our customers’ development activities. Industry standards, customer expectations, or other products may emerge that could render one or more of our products or services less desirable or obsolete. Maintaining our market position requires continued investment in research and development. During an economic downturn or a subsequent recovery, we may need to maintain our investment in research and development, which may limit our ability to reduce these expenses in proportion to a sales shortfall. If these activities are not as successful as currently anticipated, or if they are more costly than currently anticipated, future sales and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Activities necessary to integrate acquisitions may result in costs in excess of current expectations or be less successful than anticipated.
We recently completed the acquisition of IDS and completed three acquisitions in fiscal year 2009, and we may acquire other businesses in the future. The success of these transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into these transactions. If actual integration costs are higher than amounts assumed, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, and could adversely affect our business, financial condition, results of operations, and cash flows.
As of September 30, 2011, our total long-term debt, was $425,249. We did not have any short-term borrowings outstanding as of September 30, 2011. Our debt obligations could require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions. We are contractually obligated under the agreements governing our long-term debt to make principal payments of $18,371 in fiscal year 2012, $7,500 in fiscal year 2013, $149,375 in fiscal year 2014, $0 in fiscal year 2015, and $250,000 in fiscal year 2016 and thereafter. Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.
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
Sales made directly to U.S. Government agencies and entities were 4% of total net sales during fiscal year 2011, 5% during fiscal year 2010, and 5% during fiscal year 2009, primarily in the aerospace market. Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, accounted for approximately 19% of total sales in fiscal year 2011, 23% in fiscal year 2010, and 20% in fiscal year 2009. Our contracts with the U.S. Government are subject to the following unique risks, some of which are beyond our control, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Over time, the fair values of long-lived assets change. At September 30, 2011, we had $462,282 of goodwill, representing 26% of our total assets. We test goodwill for impairment on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings. We also test property, plant, and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings. Any such impairment charges could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We completed our annual goodwill impairment test during the quarter ended September 30, 2011. The results of Woodward’s fiscal year 2011 annual goodwill impairment test performed as of July 31, 2011 indicated the estimated fair value of each reporting unit was in excess of its carrying value, and accordingly, no impairment existed. At July 31, 2011 the goodwill impairment test for Woodward’s Airframe Systems reporting unit, which has a significant concentration of business in the commercial, business jet and regional jet markets that have lagged in the economic recovery, indicated the narrowest excess of fair market value as compared to carrying value. Each of Woodward’s remaining reporting units had resulting fair values significantly in excess of their carrying values. Increasing the discount rate by 20%, decreasing the growth rate by 20%, or decreasing forecasted cash flow by 20%, as it relates to the Airframe Systems reporting unit, would not have resulted in an impairment charge.
As part of our ongoing monitoring efforts, we will continue to consider the global economic environment and its potential impact on our businesses, as well as other factors, in assessing goodwill recoverability.

Future subsidiary results or changes in domestic or international tax statutes may change the amount of valuation allowances provided for deferred income tax assets.
During fiscal year 2011, 49% of our external net sales were made outside the United States. We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. The underlying analysis is performed for individual tax jurisdictions, generally at a subsidiary level. Future subsidiary results, actual or forecasted, as well as changes to the relevant tax statutes, could change the outcome of our analysis and change the amount of valuation allowances provided for deferred income tax assets, which could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
Certain of our operations in the United States and internationally involve different employee/employer relationships and the existence of works’ councils. In addition, a portion of our workforce is unionized and is expected to remain unionized for the foreseeable future. Competition for technical personnel in the industry in which we compete is intense. Our future success depends in part on our continued ability to hire, train, assimilate, and retain qualified personnel. There is no assurance that we will continue to be successful in recruiting qualified employees in the future. Any significant increases in labor costs, deterioration of employee relations, including any conflicts with works’ councils or unions, or slowdowns or work stoppages at any of our locations, whether due to employee turnover, changes in availability of qualified technical personnel, or otherwise, could have a material adverse effect on our business, our relationships with customers, and our financial condition, results of operations, and cash flows.
A natural disaster could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain of our Aerospace segment operations are located in California. Historically, California has been susceptible to natural disasters, such as earthquakes, floods and wildfires. These natural disasters could harm the California operations of our Aerospace segment through interference with communications, including the interruption or loss of its computer systems and the destruction of our facilities or our operational, financial and management information systems, which could prevent or impede us from processing and controlling the flow of business. Accordingly, any such natural disaster could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our intellectual property rights may not be sufficient to protect all our products or technologies.
Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets and know-how, and prevent others from infringing on our patents, trademarks, and other intellectual property rights. Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable or for which we have elected not to obtain a patent, including intellectual property relating to our manufacturing processes and engineering designs. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks, or licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty; thus, any patents that we own or license from others may not provide us with adequate protection against competitors. Moreover, the laws of certain foreign countries do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Additionally, our commercial success depends significantly on our ability to operate without infringing upon the patent and other proprietary rights of others. Our current or future technologies may, regardless of our intent, infringe upon the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face expensive litigation or indemnification obligations and may be prevented from selling existing products and pursuing product development or commercialization. If we are unable to sufficiently protect our patent and other proprietary rights or if we infringe on the patent or proprietary rights of others, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Product liability claims, product recalls or other liabilities associated with the products and services we provide may force us to pay substantial damage awards and other expenses that could exceed our accruals and insurance coverage.
The manufacture and sale of our products and the services we provide expose us to risk of product liability and other tort claims. Both currently and in the past, we have had product liability claims relating to our products, and we will likely be subject to additional product liability claims in the future for both past and current products, some of which may have a material adverse effect on our business, financial condition, results of operations and cash flows. We also provide certain services to our customers and are subject to claims with respect to the services provided. In providing such services, we may rely on subcontractors to perform all or a portion of the contracted services. It is possible that we could be liable to our customers for work performed by a subcontractor. While we believe that we have appropriate insurance coverage available to us related to any such claims, our insurance may not cover all liabilities or be available in the future at a cost acceptable to us. If a product liability or other claim or series of claims, including class action claims, is brought against us for liabilities that are not covered by insurance or for which indemnification or other recovery is not available, such claim could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Legal and regulatory proceedings, inquiries or investigations of our business practices by the U.S. Government are unpredictable and an adverse decision in any such matter, or an adverse decision resulting in a loss that exceeds our best estimates, could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
We are sometimes subject to government inquiries, audits and investigations of our business due to our business relationships with the U.S. Government and the heavily regulated industries in which we do business. Any such inquiry or investigation could potentially result in an adverse ruling against the Company, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows. In October 2009, MPC Products, one of our acquired subsidiaries, entered into a three-year administrative agreement with the U.S. Department of Defense (“DOD”) in connection with certain of its government contract pricing practices prior to June 2005. The administrative agreement requires, among other things, that Woodward and its affiliates, including MPC Products, implement certain enhancements to existing ethics and compliance programs, which have been completed, and make periodic reports to the DOD. If Woodward and MPC Products fail to maintain these enhancements to their ethics and compliance programs or fail to otherwise adhere to the terms of the administrative agreement, the DOD could suspend or debar Woodward or MPC Products from doing business with U.S. Government agencies and entities.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws and regulations.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws and regulations in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing an improper business advantage. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world and sell to industries that have experienced corruption to some degree. If we are found to be liable for FCPA or other similar anti-bribery law or regulatory violations, whether due to our or others’ actions or inadvertence, we could be subject to civil and criminal penalties or other sanctions that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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
Our operations include principal facilities in the United States, China, Germany, and Poland. In addition, we operate sales and service facilities in Brazil, Bulgaria, India, Japan, the Netherlands, Peru, the Republic of Korea, Russia, Switzerland and the United Kingdom. We also have suppliers for materials and parts inside and outside the United States. Our operations and sources of supply could be disrupted by a natural disaster, war, political unrest, terrorist activity, public health concerns, or other unforeseen events, which could cause significant delays in the shipment of products and the provision of services and could cause the loss of sales and customers. Accordingly, disruption of our operations or the operations of a significant supplier could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We have significant investments outside the United States and significant sales and purchases in foreign denominated currencies, creating exposure to foreign currency exchange rate fluctuations.
We have significant investments outside the United States. Further, we have sales and purchases of raw materials and finished goods in foreign denominated currencies. Accordingly, we have exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. These exposures may change over time as our business and business practices evolve, and they could have a material adverse effect on our financial results and cash flows. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies. Foreign currency exchange rate risk is reduced through several means, including the maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances utilizing a global netting system, and limited use of foreign currency denominated debt. Despite these measures, continued instability in the worldwide financial markets, sovereign credit rating downgrades and uncertainty surrounding European sovereign and other debt defaults, could impact our ability to manage effectively our foreign currency exchange rate fluctuation risk, which could have a material adverse effect on our international operations or on our business, financial condition, results of operations, and cash flows.
Our net postretirement benefit obligation liabilities may grow, and the fair value of our pension plan assets may decrease, which could require us to make additional and/or unexpected cash contributions to our pension plans, increase the amount of postretirement benefit expenses, affect our liquidity or affect our ability to comply with the terms of our outstanding debt arrangements.
Accounting for retirement pension and postretirement benefit obligations and related expense requires the use of assumptions, including a weighted-average discount rate, an expected long-term rate of return on assets, and a net healthcare cost trend rate, among others. Benefit obligations and benefit costs are sensitive to changes in these assumptions. As a result, assumption changes could result in increases in our obligation amounts and expenses. If interest rates decline, the present value of our postretirement benefit plan liabilities may increase faster than the value of plan assets, resulting in significantly higher unfunded positions in some of our pension plans. As of September 30, 2011, we had $138,347 in invested pension plan assets. Investment losses may result in decreases to our pension plan assets.
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
To the extent that the present values of benefits incurred for pension obligations are greater than values of the assets supporting those obligations or if we are required to make additional or unexpected contributions to our pension plans for any reason, our ability to comply with the terms of our outstanding debt arrangements, and our business, financial condition, results of operations, and cash flows may be adversely affected.
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
A significant portion of our business is related to commercial aviation. The recent global economic downturn and uncertainty in the marketplace led to a general reduction in demand for air transportation services, leading some airlines to withdraw aircraft from service, which negatively impacted sales of our aerospace components and services. These economic conditions similarly impacted our sales of systems and components for new business jet aircraft. Although the operating environment currently faced by commercial airlines has shown signs of improvement, uncertainty continues to exist. The commercial airline industry tends to be cyclical and capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors, including current and future traffic levels, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. In the event these or other economic indicators stagnate or worsen, market demand for our components and systems could be negatively affected by renewed reductions in demand for air transportation services or commercial airlines’ financial difficulties, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The market price of our common stock changes over time. Stock markets in general have experienced extreme price and volume volatility particularly over the past few years. The trading price of our common stock ranged from a high of $39.52 per share to a low of $24.39 per share during the twelve months ending September 30, 2011. The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:
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
As of September 30, 2011, we had 72,960 shares of common stock issued, of which 4,070 shares were held as treasury shares. In addition, 4,228 shares were reserved for issuance upon exercise of outstanding stock option awards. While the level of trading activity will vary each day, the typical trading level represents only a small percentage of total shares of stock outstanding. As a result, a stockholder who sells a significant number of shares of stock in a short period of time could negatively affect our share price.
Certain anti-takeover provisions of our charter documents and under Delaware law could discourage or prevent others from acquiring our company.
While the Company believes that these provisions are in the best interest of its stockholders, our certificate of incorporation and bylaws do contain provisions that:
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
Our principal plants are as follows:
United States
Fort Collins, Colorado — Corporate headquarters and Energy segment manufacturing and engineering
Greenville, South Carolina (leased) — Energy segment manufacturing and Aerospace and Energy segments engineering
Loveland, Colorado — Energy segment manufacturing and engineering
Pacoima, California (leased) — Aerospace segment manufacturing and engineering
Rockford, Illinois — Aerospace segment manufacturing and engineering
Santa Clarita, California — Aerospace segment manufacturing and engineering
Skokie, Illinois (leased) — Aerospace segment manufacturing and Aerospace and Energy segments engineering
Zeeland, Michigan — Aerospace segment manufacturing and engineering
Other Countries
Aken, Germany (leased) — Energy segment manufacturing and engineering
Kempen, Germany — Energy segment manufacturing and engineering
Krakow, Poland — Energy segment manufacturing and engineering
Stuttgart, Germany (leased) — Energy segment manufacturing and engineering
Tianjin, Peoples’ Republic of China (leased) — Energy segment assembly
Sofia, Bulgaria — Energy segment manufacturing and engineering
Zurich, Switzerland — Energy segment engineering
In addition to the principal plants listed above, we own or lease other facilities used primarily for sales and service activities in Brazil, China, India, Japan, the Netherlands, Peru, the Republic of Korea, Russia, and the United Kingdom.
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
During fiscal year 2010, Woodward began construction of a new 48,000 square foot system test facility in Rockford, Illinois. The facility, which will house numerous environmental system test cells and a vibration lab, will support, among other development projects, aerospace development efforts of next generation fuel systems for aircraft turbines. The test facility is expected to be completed and placed into service in early fiscal year 2012.

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
While the outcome of pending claims, legal proceedings, investigations and regulatory proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 4.	(Removed and Reserved)
This section intentionally left blank.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Global Select Market and is traded under the symbol “WWD.” At November 11, 2011, there were approximately 68,902,457 holders of record.
The following table sets forth the high and low sales prices of our common stock and dividends paid for the periods indicated.

	Fiscal Year Ending September 30,
	2011			2010
			Cash			Cash
	High	Low	Dividends	High	Low	Dividends

First quarter	$39.52	$30.01	$0.06	$26.82	$22.49	$0.06
Second quarter	39.31	30.46	0.07	32.47	24.59	0.06
Third quarter	37.57	30.93	0.07	35.21	25.52	0.06
Fourth quarter	37.20	24.39	0.07	33.18	24.44	0.06
The information required by this item relating to securities authorized for issuance under equity plans is included under the caption “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be held January 25, 2012 and is incorporated herein by reference.
Performance Graph
The following graph compares the cumulative 5-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrial Machinery index. The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2006 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2011.

	9/06	9/07	9/08	9/09	9/10	9/11

Woodward, Inc.	100.00	187.76	213.44	148.49	200.20	170.58
S&P Midcap 400	100.00	118.76	98.95	95.87	112.92	111.47
S&P Industrial Machinery	100.00	132.90	98.09	96.62	123.65	108.58

The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Recent Sales of Unregistered Securities
Sales of common stock issued from treasury during the fourth quarter of fiscal 2011 consisted of the following:

	Total Shares	Consideration
	Sold (2)	Received

July 1, 2011 through July 31, 2011 (1)	398	$14
August 1, 2011 through August 31, 2011	—	—
September 1, 2011 through September 30, 2011	—	—

(1)	On July 28, 2011, one of our directors received 398 shares of common stock from treasury in lieu of cash payment of Board of Director retainer fees. The securities were issued by Woodward in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.

(2)	Actual number of shares (not in thousands).
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Total
			Number of	Maximum Number
			Shares	(or Approximate
			Purchased	Dollar Value) of
	Total		as Part of	Shares that may
	Number of	Weighted	Publicly	yet be Purchased
	Shares	Average	Announced	under the Plans or
	Purchased	Price Paid	Plans or	Programs at Period
	(4)	Per Share	Programs (1)	End (1)

July 1, 2011 through July 31, 2011	—	$—	—	$190,162
August 1, 2011 through August 31, 2011	—	—	—	190,162
September 1, 2011 through September 30, 2011 (2) (3)	59,538	29.58	—	190,162

(1)	In July 2010, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013.

(2)	Includes 58,744 shares previously held by an optionee for at least six months and delivered to the Company in September 2011 at an average price of $29.61 per share to pay exercise price and tax obligations related to such stock options. Excludes shares withheld by the Company in connection with the net exercise of stock options.

(3)	The Woodward Governor Company Executive Benefit Plan, which is a separate legal entity, aquired 794 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in September 2011.

(4)	Actual number of shares (not in thousands).

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes which appear in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report.

	Year Ending September 30,
	2011	2010	2009	2008	2007
	(In thousands except per share amounts)
Net sales (1)	$1,711,702	$1,457,030	$1,430,125	$1,258,204	$1,042,337
Net Earnings:
Net earnings attributable to Woodward (1)(2)(3)(4)(5)	132,235	110,844	94,352	121,880	98,157
Net earnings attributable to noncontrolling interests	—	318	64	675	692
Earnings per share attributable to Woodward:
Basic earnings per share attributable to Woodward (6)	1.92	1.62	1.39	1.80	1.43
Diluted earnings per share attributable to Woodward (6)	1.89	1.59	1.37	1.75	1.39
Cash dividends per share	0.27	0.24	0.24	0.24	0.22
Income taxes (3)(4)	55,332	43,713	28,060	60,030	33,831
Interest expense	25,399	29,385	33,629	3,834	4,527
Interest income	534	509	1,131	2,120	3,604
Depreciation expense	40,400	40,502	37,828	28,620	25,428
Amortization expense	34,993	35,114	26,120	6,830	7,496
Capital expenditures	48,255	28,104	28,947	37,516	31,984
Weighted-average shares outstanding:
Basic shares outstanding	68,797	68,472	67,891	67,564	68,489
Diluted shares outstanding	70,140	69,864	69,103	69,560	70,487

	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Working capital	$536,936	$456,577	$434,166	$369,211	$275,611
Total assets	1,781,434	1,663,233	1,696,422	927,017	829,767
Long-term debt, less current portion	406,875	425,250	526,771	33,337	45,150
Total debt	425,249	465,842	572,340	48,928	66,586
Total liabilities	862,337	860,039	984,907	294,601	828,554
Stockholders’ equity	919,097	803,194	711,515	632,416	547,213
Full-time worker members	6,199	5,433	5,721	4,476	4,248

Notes:

1.	On April 14, 2011, Woodward acquired Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”), and the assets of IDS’ business in China. On October 3, 2008, Woodward acquired MPC Products and Techni-Core. On April 3, 2009, Woodward acquired HR Textron Inc. from Textron Inc., its parent company, and the United Kingdome assets and certain liabilities related to HR Textron Inc.’s business (collectively “HRT”), including its Fuel & Pneumatics (“F&P”) product line. The F&P product line was sold on August 10, 2009.

2.	In March 2009, Woodward recorded restructuring and other charges totaling $15,159 before taxes related to restructuring our businesses to adjust to the current economic environment.

3.	Net earnings for fiscal year 2007 included two tax adjustments, a favorable resolution of issues with tax authorities resulting in a reduction of net tax expense of $13,300 and a reduction in deferred tax assets resulting in a tax expense of $3,000 due to a decrease in the German statutory income tax rate. These adjustments increased net earnings by $10,300, or $0.15 per basic share and $0.15 per diluted share.

4.	Woodward recognized $6,416 of benefit related to favorable resolutions of prior year tax matters and the completion of certain internal revaluation assessments in the third quarter of fiscal year 2010. In the third quarter of fiscal year 2009, Woodward recognized $4,992 of benefit related to favorable resolutions of prior year tax matters. These special benefits increased net earnings by $0.09 per basic and diluted shares and $0.07 per basic and diluted shares in fiscal years 2010 and 2009, respectively.

5.	Woodward recognized $12,500 of pre-tax charges through cost of goods sold during the third quarter of fiscal year 2009 related to the purchase accounting basis step-up of inventory acquired as part of the HRT acquisition. This was a non-cash charge which decreased earnings, net of tax, by $8,000 or $0.12 per basic and diluted share.

6.	Per share amounts have been updated from amounts reported prior to February 1, 2008 to reflect the effect of a two-for-one stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our strategic focus is providing control solutions for the aerospace and energy markets. The precise and efficient control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions and operation of power equipment in both commercial and military operations. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems. We focus primarily on OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications. We also provide aftermarket repair, replacement and other service support for our installed products.
Our components and integrated systems optimize performance of commercial aircraft, military aircraft, ground vehicles and other equipment, gas and steam turbines, wind turbines, including converters and power grid related equipment, industrial diesel, gas and alternative fuel reciprocating engines, and electrical power systems. Our innovative fluid energy, combustion control, electrical energy, and motion control systems help our customers offer more cost-effective, cleaner, and more reliable equipment. Our customers include leading OEMs and the end users of their products.
As of September 30, 2011, we reorganized our reportable segments to better align with our markets. We now have two reportable segments — Aerospace and Energy. Both of our reportable segments are comprised of multiple business groups, which focus on particular applications within the aerospace and energy markets. Our Aerospace segment combines the aircraft propulsion portion of the former Turbine Systems business group, which we now refer to as the Aircraft Turbine Systems business group, with our Airframe Systems business group. Our Energy segment combines the industrial turbine portion of the former Turbine Systems business group, which we now refer to as the Industrial Turbomachinery Systems business group, with our Engine Systems and Electrical Power Systems business groups. Our aerospace products are primarily used to provide energy and motion control in both commercial and military fixed wing and rotary aircraft and in various other defense platforms, including guided weapon systems and combat vehicles.
Management’s discussion and analysis should be read together with the Consolidated Financial Statements and Notes included in this report. Dollar and number of share amounts contained in this discussion and elsewhere in this Annual Report on Form 10-K are in thousands, except per share amounts.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The estimates and assumptions described below are those that we consider to be most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. As estimates are updated or actual amounts are known, our critical accounting estimates are revised, and operating results may be affected by the revised estimates. Actual results may differ from these estimates under different assumptions or conditions.
Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures in this Management’s Discussion and Analysis.
Revenue recognition
Woodward recognizes revenue upon shipment or delivery of tangible products for sale. Delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risks and rewards of ownership. In countries whose laws provide for retention of some form of title by sellers, enabling recovery of goods in the event of customer default on payment, product delivery is considered to have occurred when the customer has assumed the risks and rewards of ownership of the products. Occasionally, Woodward transfers title of product to customers, but retains substantive performance obligations such as completion of product testing, customer acceptance or in some instances regulatory acceptance. In these instances, revenue is deferred until the performance obligations are satisfied. Judgment is sometimes required to identify the point in time at which the customer has assumed the risks and rewards of ownership.

Woodward provides certain development services to customers under fully funded and partially funded long and short-term development contracts. Revenue for such contracts is recognized using the percentage-of-completion, milestone or completed contract methods. Funded development contracts may be fixed price or cost-reimbursable contracts. Anticipated losses on fully funded contracts, if any, are recognized in the period in which the losses become probable and estimable. Revenue recognition under the percentage-of-completion method requires accurate estimation of total costs to complete the development project, which requires judgment and is subject to revision. Revenue recognition under the milestone method requires identification of meaningful milestones with economic substance consistent with the revenue recognition criteria.
Purchase accounting
Woodward consummated one acquisition during fiscal year 2011 for a total cost of $47,161, which included the acquisition of $8,463 in marketable securities, and three acquisitions during fiscal year 2009 for a total cost of $768,423. In addition, we sold the F&P product line, which was acquired as part of the 2009 acquisitions, for net proceeds of approximately $48,000. Significant assumptions and estimates, including projections of future cash flows, affect the carrying value of acquired assets and assumed liabilities, including inventories and other tangible and intangible assets. Changes in the carrying amounts of acquired assets and assumed liabilities may change the carrying value of goodwill, which is not amortized for accounting purposes. Changes in the carrying amount of acquired assets and assumed liabilities may also impact future costs and may subject the Company to risk of future impairment of the recorded fair values of assets acquired, including goodwill.
Inventory
Inventories are valued at the lower of cost or market, with cost being determined using methods that approximate a first-in, first-out basis.
Customer-specific information and contractual terms are considered when evaluating lower of cost or market considerations. The carrying value of inventory as of September 30, 2011 was $381,555. If economic conditions, customer product mix or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary. We attempt to maintain inventory quantities at levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.
Postretirement benefits
The Company provides various benefits to certain employees through defined benefit plans and other postretirement benefit plans. For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions, including anticipated discount rates, rates of compensation increases, long-term return on defined benefit plan investments, and anticipated healthcare cost increases. Based on these actuarial assumptions, at September 30, 2011 our recorded liabilities include $25,349 for underfunded defined benefit pension plans and $32,923 for unfunded other postretirement benefit plans. Changes in net periodic expense or the amounts of recorded liabilities may occur in the future due to changes in these assumptions.
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
Reviews for impairment of goodwill
At September 30, 2011, we had $462,282 of goodwill, representing 26% of our total assets. Goodwill is tested for impairment on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we compare the implied fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal years 2011, 2010 or 2009.

In the fourth quarter of fiscal year 2011, the Company prospectively changed its goodwill testing date from March 31 to July 31 to better align its impairment testing procedures with the completion of its annual financial and strategic planning process as discussed in Note 10, Goodwill, to the Consolidated Financial Statements. As a result, during fiscal year 2011, Woodward tested its goodwill for impairment as of March 31, 2011 and July 31, 2011 and concluded that there was no impairment of the carrying value of the goodwill. The change in accounting principle related to changing the annual goodwill impairment testing date did not accelerate, delay, avoid, or cause an impairment charge.
As of March 31 and July 31, 2011, Woodward determined its Turbine Systems, Airframe Systems and Engine Systems operating segments represented individual reporting units. Woodward determined that its Electrical Power Systems operating segment included three components that represented reporting units as of March 31, 2011 and four components that represented reporting units as of July 31, 2011 due to the acquisition of IDS.
The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method. This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, operating earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, operating earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five or ten-year period. These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.
Forecasted cash flows for the July 31, 2011 impairment testing were discounted using weighted average cost of capital assumptions from 10.0% to 10.2%. The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five or ten years of 4.3%. Forecasted cash flows for the March 31, 2011 impairment testing were discounted using weighted average cost of capital assumption of 11.3% and an annual compound growth rate after five years of 4.4%. These inputs, which are unobservable in the market, represent management’s estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows. Woodward evaluated the reasonableness of the reporting units resulting fair values utilizing a market multiple method.
The results of Woodward’s annual goodwill impairment test performed as of July 31, 2011, indicated the estimated fair value of each reporting unit was substantially in excess of its carrying value, and accordingly, no impairment existed. Increasing the discount rate by 20%, decreasing the growth rate by 20%, or decreasing forecasted cash flow by 20%, would not have resulted in an impairment charge at July 31, 2011. See Note 21, Segment information, in the Consolidated Financial Statements.
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
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of September 30, 2011, unrecognized gross tax benefits for which recognition has been deferred was $16,931.
Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. As of September 30, 2011, our valuation allowance was $3,201.

Our effective tax rates differ from the U.S. statutory rate primarily due to the tax impact of foreign operations, adjustments of valuation allowances, research tax credits, state taxes, and tax audit settlements.
Our provision for income taxes is subject to volatility and could be affected by earnings that are different than anticipated in countries which have lower or higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by transfer pricing adjustments; by tax effects of share-based compensation; and/or changes in tax laws, regulations, and accounting principles, including accounting for uncertain tax positions, or interpretations thereof. In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a significant effect on our operating results, financial condition, and cash flows.
BUSINESS ENVIRONMENT AND TRENDS
We serve the aerospace and energy markets.
Aerospace Markets
Our aerospace products are primarily used to provide energy and motion control in both commercial and military fixed wing and rotary aircraft and in various other defense platforms, including guided weapon systems and combat vehicles.
Commercial and Civil Aircraft - In the commercial aerospace markets, global air traffic continued to improve in fiscal year 2011. Commercial aircraft production has increased as aircraft operators continue to take delivery of more fuel efficient aircraft and retire older, less efficient aircraft. This trend toward more fuel efficient aircraft favors our product offerings because we generally have more content on the new generation of aircraft. While relatively long development cycles mean the impacts are several years delayed, we have recently been awarded content on the Boeing 737 MAX, 787 and 747-8, Airbus A320neo, Bombardier CSeries, COMAC 919, Bell 429 and a variety of business jet platforms. We continue to explore opportunities on new engine and aircraft programs that are under consideration or have been recently announced.
Defense — In the defense markets, overall spending decreased modestly in 2011. Our involvement with a wide variety of military programs in fixed wing aircraft, rotorcraft and weapons systems has provided relative stability for our defense markets sales. Key programs that have been stable or growing include the F/A-18 E/F, the F-35 (Joint Strike Fighter), and the Black Hawk and Apache helicopter programs. In fiscal year 2011, we were awarded motion control system content for the fueling boom on the KC-46 tanker program. Military aftermarket, tied to the support of ongoing U.S. war efforts, has been steady throughout this cycle.
We continue to explore opportunities on next generation smart weapon systems, including enhanced guided bomb and guided rocket programs, turret controls and remote weapon stations. Weapon programs for which we have significant sales include the JDAM guided tactical weapon system and the M1A1 Abrams tank turret control system.
Energy Markets
Our energy products are used in global power generation and distribution, and to control energy in industrial, mobile and marine equipment.
Industrial Turbines and Compressors — In fiscal year 2011, the industrial turbine market began to recover from the economic downturn that began in fiscal year 2009. In addition to increased production rates by our OEM customers, we gained content on a newer generation of turbines that deliver improved fuel efficiency and lower emissions. In addition, we increased market share by successfully adding customers for our product offerings. We anticipate that long-term power needs in developed and developing regions, as well as backup power for renewable resource generators such as wind turbines, should cause industrial turbine demand to continue to improve. The aftermarket segment of the industry has been favorably impacted by service needs related to turbine installations early in the preceding decade.
As power generation demand continues to improve, turbines are expected to provide a compelling solution due to their inherent low emissions and fast permitting and construction times, along with the abundant availability of reasonably priced natural gas. Further, gas turbines are expected to serve a critical market need in supporting renewable assets in providing fast start and load acceptance during times when renewable sources fluctuate. OEM turbine manufacturers appear to be investing in new technologies focused on emissions, part load operation, start times, and fuel flexibility.
In the oil and gas process industry, demand for industrial gas, steam turbines and compressors is expected to grow, primarily due to increased demand for oil and natural gas products. Exploration, production, distribution and processing of oil and gas products utilize both gas and steam turbines, as well as compressors. Increased construction of floating production storage and offloading, and gas to liquids facilities is expected to drive demand in aeroderivative, steam turbine and compressor applications.

Reciprocating Engines — The economic recovery we began to see in fiscal year 2010 continued strongly in fiscal year 2011, primarily due to increased demand for mining and other industrial equipment while demand for power generation and marine engines began to improve. Demand for small gas and diesel engines, including engines used in alternative fuel vehicles and industrial equipment, continued to recover throughout fiscal year 2011 as equipment manufacturers increased their production schedules. We believe orders for construction, agricultural, and material handling equipment, particularly in Asia, are driving demand for small diesel engines, and interest in using non-petroleum (alternative) fuels particularly in Korea, China and India is driving demand for small gas engines.
Demand for large gas and diesel engines stabilized in fiscal year 2010, and we began to recover in these markets in fiscal year 2011. We believe that broad commodity demand is driving continued investments in engine-powered mining, oil and natural gas production equipment. Demand for large engine marine applications stabilized and showed some improvement in fiscal year 2011.
Longer term, government issued emissions requirements across many regions and engine applications is driving demand for higher-technology control systems, as is customer demand for improved engine efficiencies. Energy policies in some countries encourage the use of natural gas and other alternative fuels over carbon-rich petroleum fuels, thereby increasing demand for our alternative fuel clean engine control technologies.
Wind Energy - The wind energy industry remains challenged as a result of concerns regarding government support, competitive pricing, and capacity and availability in the credit markets. In the longer term, we anticipate improvement in the market as demand for low emission power sources increases and technology advancements allow renewable energy to be more competitive with conventional sources. In fiscal year 2011, we increased market share with existing wind customers and added new wind customers. Also in fiscal year 2011, we added solar capabilities through our IDS Acquisition.
Electrical Power Generation and Distribution - The electrical power generation and distribution markets began to recover in fiscal year 2011 as credit markets and global energy demand improved despite a continued tight global credit market and uncertainty over government stimulus packages.
We are seeing improving demand for our power sensing and control equipment in line with the global recovery in these markets. The global economic recovery, especially in developing economies, is beginning to drive increased global power demand. After a strong fiscal year 2010, we experienced a modest decline in the level of our project engineering services.
RESULTS OF OPERATIONS
Non-U.S. GAAP Financial Measures
EBIT, EBITDA and free cash flow
Earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements may not fluctuate with operating results. Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures and forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. Management uses free cash flow, which is defined as net cash flows provided by operating activities less capital expenditures, in reviewing the financial performance of Woodward’s various business groups and evaluating cash levels. Securities analysts, investors, and others frequently use EBIT, EBITDA and free cash flow in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets that are subject to amortization. The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As EBIT and EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. Our calculations of EBIT, EBITDA and free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

EBIT and EBITDA for the fiscal years ending September 30, 2011, September 30, 2010 and September 30, 2009 were as follows:

	Year Ending September 30,
	2011	2010	2009

Net earnings	$132,235	$111,162	$94,416
Income taxes	55,332	43,713	28,060
Interest expense	25,399	29,385	33,629
Interest income	(534)	(509)	(1,131)

EBIT	212,432	183,751	154,974
Amortization of intangible assets	34,993	35,114	26,120
Depreciation expense	40,400	40,502	37,828

EBITDA	$287,825	$259,367	$218,922

Free cash flow for the fiscal years ending September 30, 2011, September 30, 2010 and September 30, 2009 was as follows:

	Year Ending September 30,
	2011	2010	2009

Net cash provided by operating activities	$114,623	$184,572	$219,227
Capital expenditures	(48,255)	(28,104)	(28,947)

Free cash flow	$66,368	$156,468	$190,280

Special Items and Adjusted EBIT
2010 net earnings included the following benefit related to special items:

Year Ending
September 30, 2010
Per Share
Favorable resolutions of prior year tax matters and completion of certain internal revaluation assessments	$6,416	$0.09

2009 net earnings included the following charges and benefits related to special items:

	Year Ending
	September 30, 2009
		Per Share
Purchase accounting — inventory basis step-up charge	$(12,500)
Less: income tax benefit	4,500

Net after income tax beneift	$(8,000)	$(0.12)

Workforce management and other charges	$(16,605)
Less: income tax benefit	5,762

Net after income tax benefit	$(10,843)	$(0.16)

Favorable resolution of prior year tax issues	$4,992	$0.07

Total special (charges) benefits	$(13,851)	$(0.21)

EBIT adjusted for the special items above (“Adjusted EBIT”) is as follows:

	Year Ending September 30,
	2011	2010	2009

Net earnings	$132,235	$111,162	$94,416
Income taxes	55,332	43,713	28,060
Interest expense	25,399	29,385	33,629
Interest income	(534)	(509)	(1,131)

EBIT	212,432	183,751	154,974
Purchase accounting — inventory basis step-up charge	—	—	12,500
Workforce management and other charges	—	—	16,605

Adjusted EBIT	$212,432	$183,751	$184,079

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
RESULTS OF OPERATIONS
Operational Highlights
Net sales for fiscal year 2011 increased 17.5% to $1,711,702 from $1,457,030 for fiscal year 2010.
Net earnings attributable to Woodward for fiscal year 2011 were $132,235, or $1.89 per diluted share, an increase of 19.3% from $110,844, or $1.59 per diluted share, in fiscal year 2010. Net earnings for fiscal year 2010 included the benefit of $6,416, or $0.09 per share, related to the favorable resolutions of prior year tax matters and completion of internal revaluation assessments.

Liquidity Highlights
Net cash provided by operating activities for fiscal year 2011 were $114,623 compared to $184,572 for fiscal year 2010, reflecting the increase in working capital utilization primarily associated with increased inventory levels necessary to support future sales growth.
Free cash flow for fiscal year 2011 was $66,368 compared to $156,468 for fiscal year 2010.
EBITDA increased by $28,458 to $287,825 for fiscal year 2011 from $259,367 for fiscal year 2010.
At September 30, 2011, we held $74,539 in cash and cash equivalents, and had total outstanding debt of $425,249. At September 30, 2011, under our $225,000 revolving credit facility, we had additional borrowing availability of $220,118, net of outstanding letters of credit, and had additional borrowing availability of $22,811 under various foreign credit facilities.
The following table sets forth selected consolidated statement of earnings data as a percentage of net sales for each period indicated:

	Year Ending September 30,
	2011		2010		2009
		% of		% of		% of
		Net		Net		Net
		Sales		Sales		Sales
Net sales	$1,711,702	100.0%	$1,457,030	100.0%	$1,430,125	100.0%

Cost of goods sold	1,198,153	70.0	1,021,516	70.1	1,029,095	72.0
Selling, general, and administrative expenses	148,903	8.7	135,880	9.3	128,682	9.0
Research and development costs	115,633	6.8	82,560	5.7	78,536	5.5
Amortization of intangible assets	34,993	2.0	35,114	2.4	26,120	1.8
Restructuring and other charges	—	—	—	—	15,159	1.1
Interest expense	25,399	1.5	29,385	2.0	33,629	2.4
Interest income	(534)	(0.0)	(509)	(0.0)	(1,131)	(0.1)
Other (income) expense, net	1,588	0.1	(1,791)	(0.1)	(2,441)	(0.2)

Consolidated costs and expenses	1,524,135	89.0	1,302,155	89.4	1,307,649	91.4

Earnings before income taxes	187,567	11.0	154,875	10.6	122,476	8.6
Income tax expense	55,332	3.2	43,713	3.0	28,060	2.0

Net earnings	132,235	7.7	111,162	7.6	94,416	6.6
Net earnings attributable to noncontrolling interest, net	—	—	(318)	(0.0)	(64)	(0.0)

Net earnings attributable to Woodward	$132,235	7.7%	$110,844	7.6%	$94,352	6.6%

2011 RESULTS OF OPERATIONS
2011 Sales Compared to 2010
Consolidated net external sales increased 17.5% from $1,457,030 in fiscal year 2010 to $1,711,702 in fiscal year 2011 primarily due to volume increases in nearly all of the markets we serve.
Details of the changes in consolidated net external sales are as follows:

Consolidated net external sales at September 30, 2010	$1,457,030
Aerospace volume changes	70,869
Aerospace customer funded development	(9,990)
Energy volume changes	165,242
Price changes and sales mix	10,553
Effects of changes in foreign currency	17,998

Consolidated net external sales at September 30, 2011	$1,711,702

The increase in net external sales in fiscal year 2011 was attributable to sales volume increases across both of our segments. Customer funded development decreased slightly in the Aerospace segment. Net external sales for fiscal year 2011 were also impacted by favorable price changes and foreign currency exchange rates.
Sales for fiscal year 2011 continued the growth trend we began to experience in the second half of fiscal year 2010. In addition, the global supply chain has begun to recover some from capacity constraints introduced as the global economy struggled in the past several years. We remain focused on meeting customer demand on a timely basis, managing our inventory levels, and coordinating with vendors.
Price changes: Increases in selling prices across several products were partially offset by decreases in selling prices for some wind related products. Selling price changes are in response to prevailing market conditions.
Foreign currency exchange rates: Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), European Monetary Units (the “Euro”), Great Britain pounds (“GBP”), Japanese yen (“JPY”), Chinese yuan (“CNY”) and Swiss Francs (“CHF”). As the USD, Euro, GBP, JPY, CNY, and CHF fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. If the CNY, which the Chinese government has not historically allowed to fluctuate significantly against USD, is allowed to fluctuate against USD in the future, we would be exposed to gains or losses on sales transactions denominated in CNY.
During the fiscal year ended September 30, 2011, our net sales were positively impacted by approximately $17,998 due to changes in foreign currency exchange rates, compared to the same period of fiscal year 2010.
2011 Costs and Expenses Compared to 2010
Variable compensation expense, which is tied to relative financial and operating performance, can vary significantly from fiscal year-to-year. During fiscal year 2011, variable compensation expense increased $25,962 as compared to fiscal year 2010 and has impacted cost of goods sold, selling general and administrative, and research and development expenses.
Cost of goods sold increased by $176,637 to $1,198,153, or 70.0% of net sales, for fiscal year 2011 from $1,021,516, or 70.1% of net sales, for fiscal year 2010. Correspondingly, gross margins (as measured by net sales less cost of goods sold, divided by net sales) remained relatively flat at 30.0% for fiscal year 2011 as compared to 29.9% for the same period of the prior fiscal year.
Selling, general, and administrative expenses increased by $13,023, or 9.6%, to $148,903 for fiscal year 2011 as compared to $135,880 for fiscal year 2010 primarily as a result of increased variable compensation. Selling, general and administrative expenses decreased as a percentage of net sales to 8.7% for fiscal year 2011 as compared to 9.3% for fiscal year 2010. Included in selling, general and administrative expense for fiscal year 2011 is approximately $2,396, related to the acquisition of IDS.
Research and development costs increased by $33,073, or 40.1%, to $115,633 for fiscal year 2011 as compared to $82,560 for the same period of fiscal year 2010. Research and development costs increased as a percentage of net sales to 6.8% for fiscal year 2011 as compared to 5.7% for fiscal year 2010. Our research and development activities extend across nearly our entire customer base. The increase in research and development costs is primarily due to our investment in new product platforms that have been awarded and development of next generation technology. Research and development costs in fiscal year 2011 were also impacted by increased variable compensation.
Amortization of intangible assets decreased slightly to $34,993 for fiscal year 2011 compared to $35,114 for fiscal year 2010. As a percentage of net sales, amortization of intangible assets decreased to 2.0% for fiscal year 2011 as compared to 2.4% for the prior year.
Interest expense decreased to $25,399, or 1.5% of net sales, for fiscal year 2011 compared to $29,385, or 2.0% of net sales, for the prior fiscal year. The decrease in interest expense is due to related debt reductions.

Income taxes were provided at an effective rate on earnings before income taxes of 29.5% for fiscal year 2011 compared to 28.2% for fiscal year 2010. The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

Effective tax rate at September 30, 2010	28.2%
Retroactive extension of research credit recorded in fiscal 2011	(2.1)
Research credit in fiscal 2011 as compared to fiscal 2010	(2.2)
Adjustment of prior period tax issues recorded in the period ending September 30, 2011	(0.3)
Adjustment of prior period tax issues recorded in the period ending September 30, 2010	5.9
Domestic production activities deduction	(1.2)
Foreign tax rate differences	1.1
Other changes, net	0.1

Effective tax rate at September 30, 2011	29.5%

During the year ending September 30, 2010, the Internal Revenue Service concluded an examination of our U.S. Federal income tax returns for fiscal years 2007 and 2008. During the year ending September 30, 2010, we completed certain internal revaluation assessments and certain statues of limitations expired. As a result, we reduced our liability for unrecognized tax benefits by a net favorable amount of $6,416 for the period ended June 30, 2010.
On December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, fiscal year 2011 includes the effect of recognizing a tax benefit of $3,088 related to recognition of the retroactive impact to the prior year. The credit is scheduled to expire again on December 31, 2011. This expiration will result in a higher effective tax rate in fiscal year 2012 unless legislation is enacted to extend the credit.
In January 2011, the State of Illinois increased its corporate income tax rate from 7.3% to 9.5% effective January 1, 2011. This tax rate increase has not had a material impact on Woodward’s Consolidated Financial Statements and is not expected to have a material impact in the future.
The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Consolidated Balance Sheet was $16,931 at September 30, 2011, and $10,586 at September 30, 2010. At September 30, 2011, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $14,078. At this time, we estimate it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $600 in the next twelve months due primarily to the expiration of certain statutes of limitations. We recognize interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $1,989 as of September 30, 2011 and $1,431 as of September 30, 2010.
Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2003 and forward. Woodward has been subject to U.S. Federal income tax examinations for fiscal years through 2008. Woodward is subject to U.S. state income tax examinations for fiscal years 2007 and forward.
SEGMENT RESULTS
The following table presents sales by segment:

	Year Ending September 30,
	2011		2010		2009
External net sales:
Aerospace	$843,032	49%	$769,379	53%	$704,771	49%
Energy	868,670	51	687,651	47	725,354	51

Consolidated net sales	$1,711,702	100%	$1,457,030	100%	$1,430,125	100%

The following table presents earnings by segment:

	Year Ending September 30,
	2011	2010	2009
Aerospace	$129,502	$112,171	$104,550
Energy	113,872	94,014	96,938

Total segment earnings	243,374	206,185	201,488
Nonsegment expenses	(30,942)	(22,434)	(46,514)
Interest expense, net	(24,865)	(28,876)	(32,498)

Consolidated earnings before income taxes	187,567	154,875	122,476
Income tax expense	55,332	43,713	28,060

Consolidated net earnings	$132,235	$111,162	$94,416

The following table presents earnings by segment as a percent of segment net sales:

	Year Ending September 30,
	2011	2010	2009
Aerospace	15.4%	14.6%	14.8%
Energy	13.1	13.7	13.4
2011 Segment Results Compared to 2010
Aerospace
Aerospace segment net sales increased $73,653, or 9.5%, to $843,032 for fiscal year 2011 from $769,379 for fiscal year 2010. Sales during fiscal year 2011 were higher in nearly all markets we serve. Sales for the aerospace aftermarket continued to benefit from increased passenger and cargo air traffic, and the introduction of new aircraft platforms on which Aerospace products are used.
We believe the fleet dynamics of commercial aircraft platforms on which we have content, such as the Airbus A320, the Boeing 777, the Embraer and the Bombardier 70- to 90-seat regional jets, allowed our aftermarket business to be somewhat less negatively impacted by the effects of the recent economic down-cycle than some of our competitors and have supported sales growth as a result of the more recent rebound in air traffic. Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have increased based on improved airline demand and new product introduction. The increase in sales continues to reflect recovering demand for business and regional jets and rotorcraft, partially offset by a slight decline in military sales and reduced levels of customer funded development revenue.
Aerospace segment earnings increased $17,331, or 15.5%, for the fiscal year 2011 compared to fiscal year 2010 due to the following:

Earnings at September 30, 2010	$112,171
Sales volume changes	26,485
Selling price and mix	17,542
Customer funded development	(9,990)
Investments in engineering and research and development	(5,328)
Changes in variable compensation	(12,307)
Workman’s compensation	(2,983)
Effects of changes in foreign currency rates	336
Other, net	3,576

Earnings at September 30, 2011	$129,502

The increase in Aerospace segment earnings in fiscal year 2011 compared to fiscal year 2010 were primarily the result of sales volume increases, a more favorable price and sales mix due to increased levels of aftermarket sales, partially offset by increased variable compensation and costs associated with new product development, including a reduction in customer funded development. The sales mix during fiscal year 2011 continued to include a higher proportion of aftermarket sales than in fiscal year 2010 as a result of increased air traffic. Earnings as a percentage of sales increased to 15.4% in fiscal year 2011 compared to 14.6% for fiscal year 2010.

Energy
Energy segment net sales increased $181,019, or 26.3% to $868,670 for fiscal year 2011 from $687,651 for fiscal year 2010. Sales for fiscal year 2011 increased in all of our markets and includes $13,545 in net sales associated with the IDS Acquisition. Sales were particularly strong in the large and small engine markets utilizing diesel, gas, including natural gas, and other special fuel sources, which serve primarily construction, agricultural, and on-highway natural gas vehicles.
In addition, we continued to see growth in our industrial steam turbine market, as well as increased deliveries of wind turbine power converters. Although wind turbine converter sales increased in fiscal year 2011 as compared to fiscal year 2010, wind converter demand continues to be impacted by tight lender requirements for project financing and uncertainty regarding government stimulus programs due to a lack of clear policy direction in the U.S. and elsewhere.
Energy segment earnings increased by $19,858, or 21.1%, for fiscal year 2011 as compared to fiscal year 2010 due to the following:

Earnings at September 30, 2010	$94,014
Sales volume changes	60,412
Selling price and mix	(7,089)
Investments in engineering and research and development	(13,906)
Changes in variable compensation	(11,415)
Increase in global expansion efforts	(3,625)
Increased costs to support sales growth	(3,222)
Freight and duty costs	(1,512)
Effects of changes in foreign currency rates	3,923
Other, net	(3,708)

Earnings at September 30, 2011	$113,872

The increase in the Energy segment earnings for fiscal year 2011 as compared to the prior fiscal year was driven primarily by increased volume, offset partially by increases in research and development, variable compensation and unfavorable selling price and product mix.
Non-segment expenses
Non-segment expenses for fiscal year 2011 increased to $30,942, or 1.8% of net sales, compared to $22,434, or 1.5% of net sales, for fiscal year 2010. The increase in non-segment expenses for fiscal year 2011 is primarily due to increased variable compensation and costs associated with the acquisition of IDS.
2010 RESULTS OF OPERATIONS
2010 Sales Compared to 2009
Consolidated net external sales increased 1.9% from $1,430,125 in fiscal year 2009 to $1,457,030 in fiscal year 2010 primarily due to the inclusion of a full fiscal year of HRT sales in fiscal year 2010 compared to only six months of HRT sales in fiscal year 2009, partially offset by sales volume declines in all of our markets.

Details of the changes in consolidated net external sales are as follows:

Consolidated net external sales at September 30, 2009	$1,430,125
HRT external sales from October 2009 to March 2010	117,329
F&P product line external sales from April 2009 to September 2009	(9,620)
Aerospace volume changes	(48,675)
Energy volume changes	(44,207)
Price changes and sales mix	6,894
Effects of changes in foreign currency	5,184

Consolidated net external sales at September 30, 2010	$1,457,030

Fiscal year 2010 sales included $117,329 of HRT external net sales for the six months from October 2009 to March 2010 that were not present in fiscal year 2009. Fiscal year 2009 sales included $9,620 of F&P product line sales, which was acquired as part of the HRT acquisition in April 2009 and then sold in September 2009, that were not present in fiscal year 2010.
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
Price changes and sales mix: Selling price increases across several products were in response to prevailing market conditions, partially offset by price decreases and changes in sales mix by customer.
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
During fiscal year 2010, our net sales were positively impacted by approximately $5,184 due to changes in foreign currency exchange rates, compared to fiscal year 2009.
2010 Costs and Expenses Compared to 2009
Recent economic events have caused variable compensation expense, which is tied to relative financial performance, to vary significantly from fiscal year-to-year. Increases in variable compensation expense of $6,695 in fiscal year 2010 as compared to fiscal year 2009 impacted cost of goods sold, selling general and administrative, and research and development expenses.
Cost of goods sold decreased by $7,579 to $1,021,516 or 70.1% of net sales, in fiscal year 2010, from $1,029,095 or 72.0% of net sales in fiscal year 2009. Excluding the $15,400 charge for the step-up in basis of inventory related to the HRT and MPC acquisitions in fiscal year 2009, cost of goods sold increased by $7,821 during fiscal year 2010.
Correspondingly, gross margins, measured as net sales less cost of goods sold divided by net sales, were 29.9% for fiscal year 2010 compared to 28.0% for the fiscal year 2009. The increase in gross margins was largely a result from our focus on cost reductions and the impact of purchase accounting inventory step-up adjustments recorded in fiscal year 2009 of $12,500 related to HRT and $2,900 related to MPC. Excluding the $15,400 inventory step-up adjustments, gross margins in fiscal year 2009 were 29.1% compared to 29.9% in fiscal year 2010.
Selling, general and administrative (“SG&A”) expenses increased by $7,198 or 5.6% to $135,880 for fiscal year 2010 from $128,682 for fiscal year 2009. Selling, general, and administrative expenses increased as a percent of sales to 9.3% in fiscal year 2010 from 9.0% in fiscal year 2009. The increase was primarily the result of additional expenses associated with the recently acquired HRT business and higher levels of variable compensation, partially offset by the impact of cost reduction efforts taken during fiscal year 2009.

Research and development costs increased by $4,024 or 5.1% to $82,560 for fiscal year 2010 from $78,536 for fiscal year 2009. The 5.1% increase was primarily due to increases in spending within our Aerospace segment due to the acquisition of HRT on April 3, 2009, which resulted in higher spending during fiscal year 2010. Research and development costs in fiscal year 2010 were also impacted by increased variable compensation compared to fiscal year 2009.
As a percentage of sales, research and development expenses increased to 5.7% in fiscal year 2010 from 5.5% in fiscal year 2009. Our research and development activities extend across almost all our customer base, and our level of spending is consistent with our strategy of continuing to invest in future platforms and technologies.
Amortization of intangible assets increased by $8,994 to $35,114 for fiscal year 2010 as compared to $26,120 for fiscal year 2009. The increase in amortization reflects the effect of $128,400 in purchased intangibles in connection with the HRT acquisition in April 2009. Amortization of intangible assets as a percent of sales was 2.4% for the fiscal year ending September 30, 2010, as compared to 1.8% for the fiscal year ended 2009.
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
Interest expense decreased by $4,244 to $29,385 for the fiscal year 2010 as compared to $33,629 for fiscal year 2009. Interest expense as a percent of sales was 2.0% for the fiscal year ending September 30, 2010, as compared to 2.4% for the fiscal year ended 2009. Interest expense decreased for the fiscal year ending September 30, 2010 because of interest savings related to debt reductions.
Since the issuance of $400,000 of long-term debt in October 2008, which was used primarily to finance the acquisitions of MPC and MotoTron, and $220,000 of long-term debt issued in April 2009, which was used primarily to finance the acquisition of HRT, we have made unscheduled prepayments of $167,000 on our outstanding long-term debt. After the acquisition of HRT on April 3, 2009, we reduced our total debt, including short-term borrowings, by $291,017, from $756,859 as of September 30, 2009 to $465,842 as of September 30, 2010.
Income taxes were provided at an effective rate on earnings before income taxes of 28.2% in fiscal year 2010 compared to 22.9% in fiscal year 2009. For a reconciliation of our effective tax rate to the U.S. statutory tax rate see Note 17, Income taxes, to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

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
2010 Segment Results Compared to 2009
Aerospace
Aerospace segment net sales were $769,379 for fiscal year 2010 compared to $704,771 for fiscal year 2009. Fiscal year 2010 sales included $117,329 of HRT external net sales for the six months from October 2009 to March 2010 that were not present in fiscal year 2009. Fiscal year 2009 sales included $9,620 of F&P product line sales, which was acquired as part of the HRT acquisition in April 2009 and then sold in September 2009, that were not present in fiscal year 2010. Excluding the effect of these sales, Aerospace segment net sales declined $43,102.
From a broad market perspective, the fiscal year-over-year sales decline from 2009 to 2010 was driven by lower sales in the commercial aircraft markets, including aftermarket spares and repair services. The Aerospace segment experienced declines in each of the first three quarters of fiscal year 2010, compared to the same periods in fiscal year 2009. Sales in the defense markets were slightly higher in 2010 than in 2009.
While we believe our experience is largely consistent with underlying economic market trends, we also believe the fleet dynamics of commercial aircraft platforms on which we have content, such as the Airbus A320, the Boeing 777 and the Embraer and the Bombardier 70- to 90-seat Regional Jets, have allowed us to be somewhat less negatively impacted by the effects of the recent economic down-cycle than some of our competitors in the aftermarket segment. Commercial OEM aircraft deliveries of narrow-body and wide-body as well as military aircraft sales have remained relatively stable, although order patterns have fluctuated, such that our overall sales volume has remained less affected, despite larger fluctuations from quarter to quarter. Sales in the aerospace turbine markets were higher in the fourth quarter of fiscal year 2010 compared to both the third quarter of fiscal year 2010 and the fourth quarter of fiscal year 2009. In addition, increased air traffic use favorably affected our aftermarket sales levels. Business jet markets, primarily the large cabin and long-range markets for which our aircraft turbine products are well represented, continued to recover in fiscal year 2010, as evidenced by higher deliveries of product for business jet engines in the second half of fiscal year 2010 compared to the same period of fiscal year 2009. Aerospace net sales were also impacted by reduced demand on various military applications, particularly fixed wing and electro-optical targeting programs, which are markets in which we have a significant presence. Aftermarket sales experienced slight declines, primarily due to passenger and cargo carriers removing planes from service.
Aerospace segment earnings increased $7,621 or 7.3% for fiscal year 2010, as compared to fiscal year 2009 due to the following:

Earnings at September 30, 2009	$104,550
Purchase accounting inventory basis step-up charge in 2009	12,500
HRT earnings from October 2009 to March 2010	14,397
F&P product line earnings from April 2009 to August 2009	(3,897)
Sales volume changes	(27,978)
Selling price and mix	7,680
Depreciation & intangible amortization	(4,342)
Investments in business development opportunities	(3,896)
Savings related to workforce management	21,205
Changes in variable compensation	(4,334)
Effects of changes in foreign currency	(192)
Other, net	(3,522)

Earnings at September 30, 2010	$112,171

Aerospace segment earnings increased in fiscal year 2010 compared to fiscal year 2009, primarily as a result of more favorable sales mix, selling price changes, and workforce management savings, offset by decreases in sales volume and higher levels of variable compensation. Earnings as a percentage of sales decreased to 14.6% in the fiscal year ending September 30, 2010 compared to 14.8% for the same period of fiscal year 2009.

HRT was acquired on April 3, 2009. The F&P product line, which was acquired as part of the HRT acquisition was sold in September 2009. Therefore, HRT’s results are included in Aerospace segment results for the six months ended September 30, 2009 and for the twelve months ending September 30, 2010. Likewise, the F&P business results from April to August of 2009 are only included in Aerospace segment earnings for the fiscal year ending September 30, 2009. The HRT acquisition contributed $14,397 to the Aerospace segment earnings for the fiscal year ending September 30, 2010. The F&P product line contributed $3,897 to the fiscal year ending September 30, 2009. Segment earnings for the fiscal year ending September 30, 2009 also included a $12,500 charge related to a purchase accounting step-up in basis of HRT inventory.
Fiscal year 2010 earnings were also impacted by significant sales volume declines, increased investments in business development opportunities, higher levels of variable compensation and higher levels of intangible amortization compared to fiscal year 2009. Because of the 2009 acquisitions of MPC and HRT, and the related adjustments made in purchase accounting to assign values to various intangible assets, the Aerospace segment absorbs more amortization expense than our Energy segment. Non-cash intangible amortization expense for the Aerospace segment was $29,810 for the fiscal year ending September 30, 2010 and $20,792 for the fiscal year ending September 30, 2009.
Energy
Energy segment net sales were $687,651 for fiscal year 2010, compared to $725,354 for fiscal year 2009. As a result of the recent economic down-cycle, we experienced declines in all of our energy markets except small gas and diesel engine applications that support the construction, agricultural, and alternative-fuel vehicle markets.
The continuing impact of the global recession has temporarily resulted in excess supplies of electricity in certain markets, which has contributed to reduced sales volumes of industrial gas and steam turbines as well as controls used in large engine applications that serve the power generation, marine and process markets. In addition, uncertainty caused by the delay in issuance of new emissions policies and standards in the U.S. continues to dampen customer demand for industrial turbines.
Wind turbine converter sales also decreased and were partially offset by increases in non-wind related power generation and distribution equipment compared to fiscal year 2009. Wind converter sales declined in the fiscal year ending September 30, 2010, as compared to the same period of fiscal year 2009 as demand continued to be impacted by tight lender requirements for project financing, and uncertainty regarding government stimulus programs due to a lack of clear policy direction in the U.S. and elsewhere. While sales were down for fiscal year 2010 as compared to fiscal year 2009, sales were higher in the fourth quarter of fiscal year 2010 compared to both the third quarter of fiscal year 2010 and the fourth quarter of fiscal year 2009.
Certain developing economies are in early stages of economic recovery, and as a result, are beginning to drive increased power demand in their regions. Increased global natural gas supply, combined with lower natural gas prices, supported an increasing demand for industrial gas turbines used in power generation and process applications. Increased power demand use also favorably affected our aftermarket sales levels.
During fiscal year 2010, segment net sales were positively impacted by approximately $5,200 due to changes in foreign currency exchange rates, compared to fiscal year 2009.
Energy segment earnings decreased $2,924 or 3.0% for fiscal year 2010 as compared to fiscal year 2009, due to the following:

Earnings at September 30, 2009	$96,938
Sales volume changes	(20,038)
Selling price and mix	6,633
Savings related to workforce management	12,299
Costs associated with global expansion	(2,457)
Decreased infrastructure and overhead related expenses	2,481
Changes in variable compensation	(5,607)
Effects of changes in foreign currency	1,846
Other, net	1,919

Earnings at September 30, 2010	$94,014

The decrease in earnings in the fiscal year ending September 30, 2010 compared to the same period of fiscal year 2009 was driven mainly by the decrease in sales volumes, which was primarily due to reduced market demand. Also contributing were increased variable compensation and costs associated with expanding our global footprint to better accommodate customer demands. These negative effects were partially offset by savings realized because of workforce management actions taken during fiscal year 2009 in response to declining sales and favorable selling price and sales mix.
Non-segment expenses
Non-segment expenses for fiscal year 2010 decreased to $22,434, or 1.5% of sales compared to $46,514 and 3.3% of sales for fiscal year 2009.
In fiscal year 2009, we recorded $16,605 in special charges associated with properly sizing our business for the economic environment related to the global recession. Without these special charges, non-segment expenses for the fiscal year ending September 30, 2009 were $29,909, or 2.1% of net sales.
Excluding the impact of the $16,605 in special charges, non-segment expenses declined in fiscal year 2010 compared to fiscal year 2009, resulting primarily from cost reduction efforts.
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
Our aggregate cash and cash equivalents were $74,539 and $105,579 and our working capital was $536,936 and $456,577 at September 30, 2011 and September 30, 2010, respectively. Of the $74,539 of cash and cash equivalents held at September 30, 2011, $61,885 is held in foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, although a portion is considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional U.S. income taxes on foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.
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
At September 30, 2011, we had no borrowings outstanding under our revolving credit facility or our foreign short-term lines of credit. The maximum daily balance during the period occurred in connection with the IDS Acquisition. Short-term borrowing activity during the fiscal year ending September 30, 2011 follows:

Maximum daily balance during the period	$69,000
Average daily balance during the period	32,762
Weighted average interest rate on average daily balance	0.97%
At September 30, 2011, we had total outstanding debt of $425,249 with additional borrowing availability of $220,118 under our $225,000 revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $22,811 under various foreign credit facilities.
We were in compliance with all covenants under our revolving credit facility and long-term debt agreements during the fiscal year ending September 30, 2011.
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
Cash Flows

	Year Ending September 30,
	2011	2010	2009

Net cash provided by operating activities	$114,623	$184,572	$219,227
Net cash used in investing activities	(87,140)	(52,132)	(714,130)
Net cash used in financing activities	(55,979)	(128,985)	487,365
Effect of exchange rate changes on cash and cash equivalents	(2,544)	1,261	(1,432)

Net change in cash and cash equivalents	(31,040)	4,716	(8,970)
Cash and cash equivalents at beginning of period	105,579	100,863	109,833

Cash and cash equivalents at end of period	$74,539	$105,579	$100,863

2011 Cash Flows Compared to 2010
Net cash flows provided by operating activities for fiscal year 2011 was $114,623 compared to $184,572 in fiscal year 2010. The decrease operating cash flows during fiscal year 2011 is attributable to the utilization of working capital primarily associated with increased investment in inventory levels and accounts receivable. The increase in inventory is due to anticipated deliveries scheduled for coming quarters as well as the effect carrying higher levels of certain parts and raw materials as a result of some sourcing inefficiencies.
Net cash flows used in investing activities for fiscal year 2011 was $87,140 compared to $52,132 in fiscal year 2010. The increase of $35,008 compared to the same period of the last fiscal year is due primarily to the IDS Acquisition completed in the third quarter of fiscal 2011 utilizing net cash of $38,944. Cash paid for capital expenditures was $48,255 during fiscal year 2011, compared to $28,104 for fiscal year 2010. The increase in fiscal year 2011 investment in capital equipment reflects an increase of $15,254 related to the construction of a new aircraft turbine test facility in Rockford, IL. Cash flows used in investing activities for fiscal year 2010 included a $25,000 settlement with the DOJ associated with a liability assumed in the acquisition of MPC. The purchase price we paid in connection with the acquisition of MPC was reduced by a corresponding amount and the payment was recognized as cash used for business acquisition.
Net cash flows used in financing activities for fiscal year 2011 was $55,979 as compared to $128,985 in net cash flows used for fiscal year 2010. During fiscal year 2011, we had net reduction in short-term borrowings of $18,171, repaid $18,430 in scheduled long-term debt reductions, and paid stockholder dividends of $18,581. In addition, during this same period, we utilized $6,837 to repurchase 208 shares of our common stock in the open market.
During fiscal year 2010, we repaid $128,420 of outstanding long-term debt, including unscheduled prepayments of $98,000, paid stockholder dividends of $17,085, and purchased the remaining 26% non-controlling interest in Woodward Governor India Limited, a Woodward consolidated subsidiary (“Woodward India”), for $8,120. As a result of this transaction, Woodward owns 100% of Woodward India. In addition, during the fiscal year 2010, we utilized $4,513 to repurchase 163 shares of our common stock in the open market.
2010 Cash Flows Compared to 2009
Net cash flows provided by operating activities decreased by $34,655 compared to the fiscal year ending September 30, 2009. The decrease was driven mainly by higher accounts receivable at the end of fiscal year 2010 caused by higher sales levels in the fourth fiscal quarter of fiscal year 2010 compared to the same period in fiscal year 2009.
Also, during fiscal year 2010, we made a $10,000 elective contribution to our postretirement pension plans, consistent with our history of maintaining funding levels for our employee pension plans significantly above regulatory required levels.

Net cash flows used in investing activities decreased by $661,998 compared to the fiscal year ending September 30, 2009. During fiscal year 2009, we completed two acquisitions which used $749,820 of cash. Also, in fiscal year 2009 we received proceeds of $48,000 related to the sale of the F&P product line.
During the year ending September 30, 2010 we paid $25,000 to the DOJ to settle a liability assumed in the MPC acquisition. The purchase price we paid in connection with the acquisition of MPC was reduced by $25,000 at the time of the acquisition to account for this contingent liability, and therefore the $25,000 payment is classified as cash used for business acquisitions.
Cash paid for capital expenditures was $28,104 during the fiscal year ending September 30, 2010, compared to $28,947 during the same period fiscal year 2009.
Net cash flows used in financing activities increased by $616,350, to a use of $128,985 in fiscal year 2010 compared to proceeds of $487,365 in fiscal year 2009. During fiscal year 2009, we issued $620,000 of long-term debt, which was used primarily to finance business acquisitions. During the fiscal year ending September 30, 2010, we repaid $128,420 of outstanding current and long-term debt, including unscheduled debt prepayments of $98,000. As a result of the decreases in outstanding current and long-term debt during the fiscal year ending September 30, 2010, our debt to total capitalization ratio, defined as total debt divided by total debt plus total equity, decreased to 36.7% as of September 30, 2010 compared to 44.6% as of September 30, 2009.
Also during the fiscal year ending September 30, 2010, we used $4,513 to repurchase 163 shares of our common stock on the open market at an average price of $27.71 per share as part of our previously announced stock repurchase plans. No shares of stock were repurchased during fiscal year 2009.
In April 2010, Woodward purchased the remaining 26% non-controlling interest in Woodward India for $8,120. As a result of this transaction, Woodward now owns 100% of Woodward India.
Off-Balance Sheet Arrangements and Contractual Obligations
Contractual Obligations
A summary of our consolidated contractual obligations and commitments as of September 30, 2011 is as follows:

	Year Ending September 30,
	2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Long-term debt principal	$18,371	$7,500	$149,375	$—	$107,000	$143,000
Interest on debt obligations	24,485	23,950	17,347	17,345	12,196	21,668
Operating leases	7,219	5,583	4,706	3,620	2,814	7,508
Purchase obligations	242,735	9,383	376	5	—	—
Other	1,343	30	30	30	—	16,931

Total	$294,153	$46,446	$171,834	$21,000	$122,010	$189,107

Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery, and termination liability.
Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect as of September 30, 2011. See Note 13, Long-term debt, to the Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data” for further details on our long-term debt.
The $16,931 included in other obligations in the Thereafter category represents our best reasonable estimate for uncertain tax positions at this time and may change in future periods, as the timing of the payments and whether such payments will actually be required cannot be reasonably estimated.
The above table does not reflect the following items:
•	Contributions to our retirement pension benefit plans which we estimate will total approximately $3,960 in 2012. As of September 30, 2011 our pension plans were underfunded by $25,349 based on projected benefit obligations. Statutory pension contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates.

•	Contributions to our other postretirement benefit plans which we estimate will total $4,493 in 2012. Other postretirement contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of postretirement healthcare benefits provided for covered retirees. As of September 30, 2011, our other postretirement benefit plans were underfunded by $32,923 based on projected benefit obligations.
•	Business commitments made to certain customers to perform under long-term product development projects, some of which may result in near-term financial losses. Such losses, if any, are recognized when they become likely to occur.
Guarantees and letters of credit totaling approximately $7,612 were outstanding as of September 30, 2011, some of which were secured by cash and cash equivalents at financial institutions or by Woodward line of credit facilities.
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
To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in our Note 2, New accounting standards, in the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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
A portion of our long and short-term debt is sensitive to changes in interest rates. As of September 30, 2011, our term loan of $64,375 and advances on our revolving credit facility of $0 include interest rates that fluctuate with market rates. A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate loan outstanding on September 30, 2011 and the average borrowings on our revolving credit facility in fiscal year 2011 would cause our annual interest expense to increase approximately $924. A hypothetical 0.23% decrease in interest rates that apply to our variable loan outstanding on September 30, 2011 and the average borrowings on our revolving credit facility, which would effectively reduce the variable component of the applicable interest rates to 0%, would decrease our annual interest expense by approximately $217.
The discount rate and future return on plan asset assumptions used to calculate the funding status of our retirement benefit plans are also sensitive to changes in interest rates. The discount rate assumption used to value the defined benefit pension plans as of September 30, 2011 was 5.6% in the U.S., 5.1% in the United Kingdom, 1.5% in Japan and 2.5% in Switzerland. The discount rate assumption used to value the other postretirement benefit plans was 5.5%.

The following information illustrates the sensitivity of the net periodic benefit cost and the projected accumulated benefit obligation to a change in the discount rate assumed. Amounts relating to foreign plans are translated at the spot rate on September 30, 2011. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in assumptions are not necessarily linear due to factors such as the 10% corridor applied to the larger of the postretirement benefit obligation or the fair market value of plan assets when determining amortization of actuarial net gains or losses.

		Increase/(Decrease) In
			2012	Post Retirement
		2012 Net	Projected	Benefit
		Periodic	Service and	Obligation as of
Assumption	Change	Benefit Cost	Interest Costs	Sept. 30, 2011
Defined benefit pension benefits:
Change in discount rate	1% increase	$(1,327)	$(443)	$(21,575)
	1% decrease	2,358	403	26,480
Other postretirement benefits:
Change in discount rate	1% increase	(116)	140	(2,584)
	1% decrease	(10)	(172)	2,998
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
From time to time, we will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We minimize this market risk by establishing and monitoring parameters that limit the types of, and degree to which we enter into, derivative instruments. We enter into derivative instruments for risk management purposes only. We do not enter into or issue derivatives for trading or speculative purposes.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Woodward, Inc.
Fort Collins, Colorado
We have audited the accompanying consolidated balance sheets of Woodward, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Woodward, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the non-controlling interest in a subsidiary on October 1, 2009 in accordance with Financial Accounting Standard Board codification standard ASC 810, Consolidation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
November 16, 2011

WOODWARD, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ending September 30,
	2011	2010	2009

Net sales	$1,711,702	$1,457,030	$1,430,125
Costs and expenses:
Cost of goods sold	1,198,153	1,021,516	1,029,095
Selling, general and administrative expenses	148,903	135,880	128,682
Research and development costs	115,633	82,560	78,536
Amortization of intangible assets	34,993	35,114	26,120
Restructuring and other charges	—	—	15,159
Interest expense	25,399	29,385	33,629
Interest income	(534)	(509)	(1,131)
Other (income) expense, net	1,588	(1,791)	(2,441)

Total costs and expenses	1,524,135	1,302,155	1,307,649

Earnings before income taxes	187,567	154,875	122,476
Income tax expense	55,332	43,713	28,060

Net earnings	132,235	111,162	94,416
Earnings attributable to noncontrolling interests, net of taxes	—	(318)	(64)

Net earnings attributable to Woodward	$132,235	$110,844	$94,352

Earnings per share (Note 3):
Basic earnings per share attributable to Woodward	$1.92	$1.62	$1.39
Diluted earnings per share attributable to Woodward	$1.89	$1.59	$1.37

Weighted Average Common Shares Outstanding (Note 3):
Basic	68,797	68,472	67,891
Diluted	70,140	69,864	69,103
Cash dividends per share paid to Woodward common stockholders	$0.27	$0.24	$0.24
See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands, except per share amounts)

	Year Ending September 30,
	2011	2010	2009

Comprehensive earnings attributable to Woodward:
Net earnings attributable to Woodward	$132,235	$110,844	$94,352
Other comprehensive earnings:
Foreign currency translation adjustments	(2,653)	(8,718)	6,098
Tax changes on foreign currency translation adjustments	1,604	2,406	(343)

	(1,049)	(6,312)	5,755

Reclassification of realized losses on derivatives to earnings	229	282	237
Realized loss on cash flow hedge	—	—	(1,308)
Tax changes on derivative transactions	(86)	(108)	407

	143	174	(664)

Minimum retirement benefit liability adjustments:
Prior service (cost) benefit arising during the period	—	(3,963)	1,427
Net (loss) gain arising during the period	(3,088)	7,873	(25,311)
Loss due to settlement arising during the period	—	345	246
Amortizaiton of:
Prior service benefit	(805)	(1,517)	(3,499)
Net loss	1,339	1,525	574
Transition obligation asset	—	86	84
Foreign currency exchange rate changes	(376)	60	(311)
Tax changes on minimum retirement benefit liability adjustments	1,120	(2,058)	11,343

	(1,810)	2,351	(15,447)

Comprehensive earnings attributable to Woodward	129,519	107,057	83,996

Comprehensive earnings attributable to noncontrolling interest:
Net earnings attributable to noncontrolling interests	—	318	64
Foreign currency translation adjustments	—	163	(87)
Tax changes on foreign currency translation adjustments	—	(58)	32

Comprehensive earnings attributable to noncontrolling interests	—	423	9

Total comprehensive earnings	$129,519	$107,480	$84,005

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	At September 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$74,539	$105,579
Accounts receivable, less allowance for losses of $2,322 and $2,228, respectively	297,614	248,513
Inventories	381,555	295,034
Income taxes receivable	2,456	18,170
Deferred income tax assets	38,270	33,689
Other current assets	23,359	18,157

Total current assets	817,793	719,142
Property, plant and equipment, net	206,725	193,524
Goodwill	462,282	438,594
Intangible assets, net	268,897	292,149
Deferred income tax assets	10,466	8,623
Other assets	15,271	11,201

Total assets	$1,781,434	$1,663,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$22,099
Current portion of long-term debt	18,374	18,493
Accounts payable	123,453	107,468
Income taxes payable	5,440	5,453
Deferred income tax liability	74	—
Accrued liabilities	133,516	109,052

Total current liabilities	280,857	262,565
Long-term debt, less current portion	406,875	425,250
Deferred income tax liabilities	85,911	88,249
Other liabilities	88,694	83,975

Total liabilities	862,337	860,039

Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	81,453	73,915
Accumulated other comprehensive earnings	3,626	6,342
Deferred compensation	4,581	4,888
Retained earnings	949,573	835,919

	1,039,339	921,170
Treasury stock at cost, 4,070 shares and 4,223 shares, respectively	(115,661)	(113,088)
Treasury stock held for deferred compensation, at cost, 315 shares and 356 shares, respectively	(4,581)	(4,888)

Total stockholders’ equity	919,097	803,194

Total liabilities and stockholders’ equity	$1,781,434	$1,663,233

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ending September 30,
	2011	2010	2009

Cash flows from operating activities:
Net earnings	$132,235	$111,162	$94,416
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	75,393	75,616	63,948
Net loss (gain) on sales of assets	644	(131)	(188)
Stock-based compensation	6,590	6,686	5,499
Excess tax benefits from stock-based compensation	(3,558)	(5,115)	(2,695)
Deferred income taxes	(10,321)	16,358	17,233
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	229	282	237
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(49,393)	(40,688)	37,760
Inventories	(76,643)	5,896	52,586
Accounts payable and accrued liabilities	27,679	34,426	(44,834)
Current income taxes	19,064	998	(4,034)
Retirement benefit obligations	(8,322)	(13,672)	(3,343)
Other	1,026	(7,246)	2,642

Net cash provided by operating activities	114,623	184,572	219,227

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(48,255)	(28,104)	(28,947)
Proceeds from sale of assets	59	312	16,637
Business acquisition, net of cash and marketable securities acquired	(38,698)	(25,000)	(749,820)
Business acquisition, marketable securities acquired	(8,463)	—	—
Proceeds from sale of marketable securities	8,217	—	—
Proceeds from disposal of Fuel & Pneumatics product line	—	660	48,000

Net cash used in investing activities	(87,140)	(52,132)	(714,130)

Cash flows from financing activities:
Cash dividends paid	(18,581)	(17,085)	(16,864)
Proceeds from sales of treasury stock	2,482	1,999	4,631
Payments for repurchases of common stock	(6,837)	(4,513)	(866)
Excess tax benefits from stock compensation	3,558	5,115	2,695
Purchase of noncontrolling interest	—	(8,120)	—
Net proceeds from issuance of debt	—	—	620,000
Borrowings on revolving lines of credit and short-term borrowings	164,557	106,019	145,702
Payments on revolving lines of credit and short-term borrowings	(182,728)	(83,980)	(149,731)
Payments of long-term debt	(18,430)	(128,420)	(92,392)
Payments of long-term debt assumed in MPC acquisition	—	—	(18,610)
Payments for cash flow hedge	—	—	(1,308)
Debt financing costs	—	—	(5,892)

Net cash (used in) provided by financing activities	(55,979)	(128,985)	487,365

Effect of exchange rate changes on cash and cash equivalents	(2,544)	1,261	(1,432)

Net change in cash and cash equivalents	(31,040)	4,716	(8,970)
Cash and cash equivalents at beginning of period	105,579	100,863	109,833

Cash and cash equivalents at end of period	$74,539	$105,579	$100,863

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Number of shares				Stockholders’ equity
							Accumulated other comprehensive earnings
										Total
				Treasury			Foreign		Minimum	accumulated				Treasury	Noncontrolling
				stock held for		Additional	currency	Unrealized	retirement	other			Treasury	stock held for	interest in	Total
	Preferred	Common	Treasury	deferred	Common	paid-in	translation	derivative	benefit liability	comprehensive	Deferred	Retained	stock at	deferred	consolidated	stockholders’
	stock	stock	stock	compensation	stock	capital	adjustments	losses	adjustments	earnings	compensaton	earnings	cost	compensation	subsidiary	equity

Balances as of October 1, 2008	—	72,960	(5,261)	(404)	$106	$68,520	$23,709	$(137)	$(3,087)	$20,485	$5,283	$663,442	$(122,759)	$(5,283)	$2,622	$632,416
Net earnings	—	—	—	—	—	—	—	—	—	—	—	94,352	—	—	64	94,416
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(16,289)	—	—	(575)	(16,864)
Purchases of treasury stock	—	—	(42)	—	—	—	—	—	—	—	—	—	(866)	—	—	(866)
Sale of treasury stock	—	—	647	—	—	(3,821)	—	—	—	—	—	—	7,778	—	—	3,957
Tax benefit attributable to exercise of stock options	—	—	—	—	—	2,695	—	—	—	—	—	—	—	—	—	2,695
Stock-based compensation	—	—	—	—	—	5,499	—	—	—	—	—	—	—	—	—	5,499
Purchase of stock by deferred compensation plan	—	—	35	(38)	—	304	—	—	—	—	96	—	369	(96)	—	673
Distribution of stock from deferred compensation plan	—	—	—	53	—	—	—	—	—	—	(475)	—	—	475	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	6,098	—	—	6,098	—	—	—	—	(87)	6,011
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	237	—	237	—	—	—	—	—	237
Realized loss on cash flow hedge	—	—	—	—	—	—	—	(1,308)	—	(1,308)	—	—	—	—	—	(1,308)
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(26,790)	(26,790)	—	—	—	—	—	(26,790)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	(343)	407	11,343	11,407	—	—	—	—	32	11,439

Balances as of September 30, 2009	—	72,960	(4,621)	(389)	106	73,197	29,464	(801)	(18,534)	10,129	4,904	741,505	(115,478)	(4,904)	2,056	711,515

Net earnings	—	—	—	—	—	—	—	—	—	—	—	110,844	—	—	318	111,162
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(16,430)	—	—	(655)	(17,085)
Purchases of treasury stock	—	—	(307)	—	—	—	—	—	—	—	—	—	(8,703)	—	—	(8,703)
Sale of treasury stock	—	—	702	—	—	(4,929)	—	—	—	—	—	—	11,049	—	—	6,120
Purchase of noncontrolling interest	—	—	—	—	—	(6,180)	(116)	—	—	(116)	—	—	—	—	(1,824)	(8,120)
Tax benefit attributable to exercise of stock options	—	—	—	—	—	5,115	—	—	—	—	—	—	—	—	—	5,115
Stock-based compensation	—	—	—	—	—	6,686	—	—	—	—	—	—	—	—	—	6,686
Purchase of stock by deferred compensation plan	—	—	3	(3)	—	26	—	—	—	—	169	—	44	(169)	—	70
Distribution of stock from deferred compensation plan	—	—	—	36	—	—	—	—	—	—	(185)	—	—	185	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(8,602)	—	—	(8,602)	—	—	—	—	163	(8,439)
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	282	—	282	—	—	—	—	—	282
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	4,409	4,409	—	—	—	—	—	4,409
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	2,406	(108)	(2,058)	240	—	—	—	—	(58)	182

Balances as of September 30, 2010	—	72,960	(4,223)	(356)	106	73,915	23,152	(627)	(16,183)	6,342	4,888	835,919	(113,088)	(4,888)	—	803,194

Net earnings	—	—	—	—	—	—	—	—	—	—	—	132,235	—	—	—	132,235
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(18,581)	—	—	—	(18,581)
Purchases of treasury stock	—	—	(301)	—	—	—	—	—	—	—	—	—	(9,700)	—	—	(9,700)
Sale of treasury stock	—	—	452	—	—	(2,643)	—	—	—	—	—	—	7,127	—	—	4,484
Tax benefit attributable to exercise of stock options	—	—	—	—	—	3,558	—	—	—	—	—	—	—	—	—	3,558
Stock-based compensation	—	—	—	—	—	6,590	—	—	—	—	—	—	—	—	—	6,590
Purchase of stock by deferred compensation plan	—	—	2	(5)	—	33	—	—	—	—	149	—	—	(149)	—	33
Distribution of stock from deferred compensation plan	—	—	—	46	—	—	—	—	—	—	(456)	—	—	456	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(2,653)	—	—	(2,653)	—	—	—	—	—	(2,653)
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	229	—	229	—	—	—	—	—	229
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(2,930)	(2,930)	—	—	—	—	—	(2,930)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	1,604	(86)	1,120	2,638	—	—	—	—	—	2,638

Balances as of September 30, 2011	—	72,960	(4,070)	(315)	$106	$81,453	$22,103	$(484)	$(17,993)	$3,626	$4,581	$949,573	$(115,661)	$(4,581)	$—	$919,097

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1. Operations and summary of significant accounting policies
Basis of presentation
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Woodward, Inc. and its subsidiaries (collectively “Woodward” or “the Company”). Dollar amounts contained in these Consolidated Financial Statements are in thousands, except per share amounts.
Nature of operations
Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions. Woodward designs, produces and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments. Woodward has significant production and assembly facilities in the United States, Europe and Asia, and promotes its products and services through its worldwide locations.
Woodward’s strategic focus is providing energy control solutions for the aerospace and energy markets. The precise and efficient control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets it serves. Woodward’s customers look to it to optimize the efficiency, emissions and operation of power equipment in both commercial and military operations. Woodward’s core technologies leverage well across its markets and customer applications, enabling it to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems. Woodward focuses primarily on original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications. Woodward also provides aftermarket repair, replacement and other service support for its installed products.
Woodward’s components and integrated systems optimize performance of commercial aircraft, military aircraft, ground vehicles and other equipment, gas and steam turbines, wind turbines, including converters and power grid related equipment, industrial diesel, gas and alternative fuel reciprocating engines, and electrical power systems. Woodward’s innovative fluid energy, combustion control, electrical energy, and motion control systems help its customers offer more cost-effective, cleaner, and more reliable equipment. Woodward’s customers include leading OEMs and the end users of their products.
Woodward serves two significant markets — the aerospace market and the energy market. In order to better serve these markets, Woodward completed a realignment of its reportable segments in September 2011 and now reports its financial results through two reportable segments — Aerospace and Energy. The Aerospace segment combines the aircraft propulsion portion of the former Turbine Systems business group, now referred to as the Aircraft Turbine Systems business group, with the Airframe Systems business group. The Energy segment combines the industrial turbine portion of the former Turbine Systems business group, now referred to as the Industrial Turbomachinery Systems business group, with the Engine Systems and Electrical Power Systems business groups.
Woodward uses reportable segment information internally to manage its business, including the assessment of business segment performance and making decisions on the allocation of resources between segments.
Prior period information has been revised to be consistent with the Company’s current reportable segment structure, which is based upon how it managed its business as of September 30, 2011.
Summary of significant accounting policies
Principles of consolidation: These Consolidated Financial Statements are prepared in accordance with U.S. GAAP and include the accounts of Woodward and its wholly and majority-owned subsidiaries. Transactions within and between these companies are eliminated.
Use of estimates: The preparation of the Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, at the date of the financial statements and the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures. Significant estimates include allowances for doubtful accounts, net realizable value of inventories, percent complete on long-term contracts, cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, and contingencies. Actual results could vary materially from Woodward’s estimates.

Foreign currency exchange rates: The assets and liabilities of substantially all subsidiaries outside the U.S. are translated at fiscal year-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive earnings as a separate component of stockholders’ equity and are presented net of tax effects in the Consolidated Statements of Stockholders’ Equity. The effects of changes in foreign currency exchange rates on loans between consolidated subsidiaries, that are considered permanent in nature, are also accumulated with other comprehensive earnings, net of tax.
The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and certain of the assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies. Selling, general, and administrative expenses include net foreign currency transaction gains of $575 in 2011, $425 in 2010, and $251 in 2009.
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
Woodward provides certain development services to customers under fully funded, partially funded and unfunded long and short-term development contracts. Revenue for such contracts is recognized using the percentage-of-completion, milestone or completed contract methods. Funded development contracts may be fixed price or cost-reimbursable contracts. Anticipated losses on fully funded contracts, if any, are recognized in the period in which the losses become probable and estimable.
Certain Woodward products include incidental software or firmware essential to the performance of the product as designed which are treated as units of accounting associated with the related tangible product with which the software is included. Woodward does not sell software on a standalone basis, although software upgrades, if any, are generally paid for by the customer.
Customer payments: Woodward occasionally agrees to make payments to certain customers in order to participate in anticipated sales activity. Payments made to customers are accounted for as a reduction of revenue unless they are made in exchange for identifiable goods or services with fair values that can be reasonably estimated. Reductions in revenue associated with these customer payments are recognized immediately to the extent that the payments cannot be attributed to anticipated future sales, and are recognized in future periods to the extent that the payments relate to anticipated future sales. Such determinations are based on the facts and circumstances underlying each payment.
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
Restructuring and other charges: Restructuring charges related to workforce management were recognized as expense in March 2009. Non-cash charges for impairment of a vacated facility were recognized as expense in fiscal year 2009. Restructuring charges related to 2009 business acquisitions, including items such as costs associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of certain contracts, were recognized as a liability as of the acquisition date. Adjustments to the initial estimate determined within the allocation period, which is generally not more than one year, are treated as an adjustment to the liabilities recorded in the acquisitions. Adjustments to the initial estimate determined after the allocation period are included in the determination of net earnings in the period in which the adjustment is identified.

Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the acquirer in a business combination can generally only recognize liabilities for plans to exit an activity, involuntarily terminate employees, or relocate employees of an acquiree, if the acquiree, as of the acquisition date, has a current plan in place and certain criteria are satisfied. This differs from the accounting requirements under FASB Statement 141, “Business Combinations” in which the acquirer could recognize liabilities as of the acquisition date for plans to exit an activity, involuntarily terminate employees, or relocate employees of an acquiree, if the criteria were met in Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination.”
A summary of the activity in accrued restructuring charges during the fiscal years ending September 30, 2011 and 2010 can be found at Note 14, Accrued Liabilities.
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
In coordination with its customers and when terms are considered favorable to Woodward, Woodward sometimes transfers ownership to collect amounts due to Woodward for outstanding accounts receivable to third parties in exchange for cash. If such transfer of ownership is with recourse, then a short-term liability is recorded and is reflected in Woodward’s Cash Flow Statement as a financing source. The settlement of the transferred obligation is reflected in Woodward’s Cash Flow Statement as both cash flow from operations due to the collection of accounts receivable and cash used in financing as the prior recourse obligation is extinguished.
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

Estimated lives over which fixed assets are generally depreciated at September 30, 2011 were as follows:

Buildings and improvements	2-40 years
Leasehold improvements	1-40 years
Machinery and production equipment	2-15 years
Computer equipment and software	3-10 years
Other	2-20 years
Purchase accounting: Business combinations are accounted for using the purchase method of accounting. Under the purchase method, assets and liabilities, including intangible assets, are recorded at their fair values as of the acquisition date. Acquisition costs in excess of amounts assigned to assets acquired and liabilities assumed are recorded as goodwill.
Goodwill: Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the implied fair value of reporting units with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. As discussed in Note 10, Goodwill, Woodward changed the annual testing date for its goodwill impairment test from March 31 to July 31. As a result, during 2011, Woodward performed goodwill impairment tests as of March 31, 2011 and July 31, 2011. In addition, as of September 30, 2011, as part of its segment realignment, Woodward created two new reporting units, Aircraft Turbine Systems and Industrial Turbomachinery Systems that were previously included in the Turbine Systems reporting unit. See Note 21, Segment information for a discussion of the segment realignment that occurred.
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
Estimated lives over which intangible assets are amortized at September 30, 2011 were as follows:

Customer relationships	9-30 years
Intellectual property	10-17 years
Process technology	8-30 years
Other	1-15 years
Impairment of long-lived assets: Woodward reviews the carrying value of its long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value. There was no impairment charge recorded in fiscal year 2011, fiscal year 2010, or fiscal year 2009.
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
Noncontrolling interests: On October 1, 2009, the Company adopted new guidance which requires, among other things, noncontrolling financial interests be accounted for as a separate component of equity and that all transactions between the Company and the noncontrolling interest be accounted for as equity transactions.
In April 2010, the Company purchased the remaining 26% noncontrolling interest in Woodward Governor India Limited, a Woodward consolidated subsidiary, for $8,120. As a result of this transaction, Woodward now owns 100% of Woodward Governor India Limited and there are no other noncontrolling interests in Woodward’s consolidated subsidiaries.
The following is a summary of the effects of Woodward’s purchase of the remaining 26% noncontrolling interest in Woodward Governor India Limited on Woodward’s stockholders’ equity:

	Year Ending September 30,
	2011	2010	2009

Net earnings attributable to Woodward	$132,235	$110,844	$94,352
Decrease in Woodward’s additional paid-in capital related to purchase of noncontrolling interest	—	(6,180)	—

Change from net earnings attributable to Woodward and transfers to noncontrolling interest	$132,235	$104,664	$94,352

Deferred compensation: The Company maintains a deferred compensation plan or “rabbi trust” as part of its overall compensation package for certain employees.
Deferred compensation obligations will be settled either by delivery of a fixed number of shares of Woodward’s common stock (in accordance with certain eligible members’ irrevocable elections) or in cash. Woodward has contributed shares of its common stock into a trust established for the future settlement of deferred compensation obligations that are payable in shares of Woodward’s common stock. Common stock held by the trust is reflected in the Consolidated Balance Sheet as “Treasury stock held for deferred compensation” and the related deferred compensation obligation is reflected as a separate component of equity in amounts equal to the fair value of the common stock at the dates of contribution. These accounts are not adjusted for subsequent changes in the fair value of the common stock. Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the underlying contract and are reflected in the Consolidated Balance Sheet as “Other liabilities.”
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
From time to time, Woodward will enter into foreign currency exchange rate contracts to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date. Woodward has historically not designated these transactions as accounting hedges. The fair value of foreign currency exchange rate contracts held at the end of the period are recognized in the balance sheet and the unrealized gains or losses are recorded to “Other (income) expense, net” in the Statement of Earnings. Upon settlement of foreign currency exchange rate contracts, any unrealized gains or losses previously recognized are reversed and the realized gain or loss is recorded to “Other (income) expense, net” in the Statement of Earnings. Further information on foreign currency exchange rate contracts can be found at Note 6, Derivative instruments and hedging activities.

Postretirement benefits: The Company provides various benefits to certain current and former employees through defined benefit pension and postretirement plans. For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions. Changes in net periodic expense and funding status may occur in the future due to changes in these assumptions. The funded status of defined pension and postretirement plans recognized in the statement of financial position is measured as the difference between the fair market value of the plan assets and the benefit obligation. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health care plan, the benefit obligation is the accumulated benefit obligation. Any over-funded status is recognized as an asset and any underfunded status is recognized as a liability.
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
ASU 2009-13 and ASU 2009-14 were adopted by Woodward on October 1, 2010. The adoption did not impact the identification of or the accounting for separate units of accounting, including the pattern and timing of revenue recognition, and is not expected to have a significant impact on Woodward’s financial position, results of operations or cash flows in future periods. Woodward does not generally sell its products and services through arrangements that include multiple-deliverable arrangements, and the Company had no significant multiple-deliverable arrangements as of September 30, 2011.
In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions, and requires certain disclosures regarding the use of the milestone method.
ASU 2010-17 was adopted by Woodward on October 1, 2010. The adoption did not impact the pattern or timing of revenue recognition and is not expected to have a significant impact on Woodward’s financial position, results of operations or cash flows in future periods. For certain development services provided to customers pursuant to funded long and short-term development contracts, Woodward recognizes revenue based on completion of substantive milestones determined based on the individual facts and circumstances of each arrangement. Total revenues recognized by Woodward based upon completion of substantive milestones as proscribed by ASU 2010-17 was $3,181 for the year ending September 30, 2011.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income.” ASU 2011-05 amends ASC Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and it eliminates the option to present components of other comprehensive income as a part of the statement of changes in stockholders’ equity. In addition, ASU 2011-05 requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (fiscal 2013 for Woodward), early adoption is permitted. Woodward adopted ASU 2011-05 in the fourth quarter of fiscal year 2011. The adoption had no impact on Woodward’s Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which Woodward compares the fair value of reporting units to its carrying amount including goodwill, must be followed. If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required. A company may choose to use the qualitative assessment on none, some, or all if its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is allowed. Woodward does not anticipate that the adoption of ASU 2011-08 will have a material impact on Woodward’s Consolidated Financial Statements.
Note 3. Earnings per share
Basic earnings per share attributable to Woodward is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period.
Diluted earnings per share attributable to Woodward reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.
The following is a reconciliation of net earnings attributable to Woodward to basic earnings per share attributable to Woodward and diluted earnings per share attributable to Woodward:

	Year Ending September 30,
	2011	2010	2009
Numerator:
Net earnings attributable to Woodward	$132,235	$110,844	$94,352

Denominator:
Basic shares outstanding	68,797	68,472	67,891
Dilutive effect of employee stock options	1,343	1,392	1,212

Diluted shares outstanding	70,140	69,864	69,103

Income per common share:
Basic earnings per share attributable to Woodward	$1.92	$1.62	$1.39

Diluted earnings per share attributable to Woodward	$1.89	$1.59	$1.37

The following stock option grants were outstanding during the fiscal years ending September 30, 2011, 2010 and 2009, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended September 30,
	2011	2010	2009
Options	684	1,106	739

Weighted-average option price	$32.04	$26.94	$27.30

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Year Ending September 30,
	2011	2010	2009
Weighted-average treasury stock shares held for deferred compensation obligation	335	371	409

Note 4. Business acquisitions and dispositions
Woodward has recorded the acquisitions described below using the purchase method of accounting and, accordingly, has included the results of operations of the acquired businesses in its consolidated results as of the date of each acquisition. In accordance with authoritative accounting guidance for business combinations, the respective purchase prices for these acquisitions are allocated to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess purchase price over the respective fair values of assets is recorded as goodwill. Goodwill is not amortized under U.S. GAAP but is tested for impairment at least annually (See Note 10, Goodwill).
IDS Acquisition
During the third quarter of fiscal year 2011, Woodward acquired all of the outstanding stock of Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”), and the assets of IDS’ business in China (together the “IDS Acquisition”) for an aggregate purchase price of approximately $48,412. The purchase price remains subject to certain customary post-closing adjustments. The estimated purchase price is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows.
IDS is a developer and manufacturer of innovative power electronic systems predominantly in utility scale wind turbines and photovoltaic power plants. Additionally, IDS offers key products in power distribution and marine propulsion systems. In addition to wind turbines and photovoltaic plants, its products are used in offshore oil and gas platforms, energy storage and distribution systems, and a variety of industrial applications. IDS is being integrated into Woodward’s Energy segment.
The Company believes the IDS Acquisition expands its presence in wind converter offerings and reduces its time to market with expansion of solar energy, energy storage, and marine drives. Goodwill recorded in connection with the IDS Acquisition, which is not deductible for income tax purposes, represents the estimated value of such future opportunities, the value of potential expansion with new customers and the opportunity to further develop sales opportunities with new and acquired IDS customers, and anticipated synergies expected to be achieved through the integration of IDS into Woodward’s Energy segment.
Woodward has completed finalizing the valuations of current assets, property, plant and equipment (including estimated useful lives), intangible assets (including estimated useful lives), other current liabilities, postretirement benefits obligations, deferred tax liabilities, and other noncurrent liabilities.
As of September 30, 2011, $8,149 paid in connection with the IDS purchase was deposited into escrow accounts to secure Woodward’s ability to recover any amounts owed to Woodward by the seller as a result of customary indemnities related to representations and warranties made by the seller. Funds held in escrow will only be released to the seller as specified in the related purchase agreements. If Woodward were to receive funds from the escrow account in the future, the purchase price of IDS might be adjusted. The final purchase price is subject to normal closing balance sheet net asset adjustments typical in such transactions.
The preliminary purchase price of the IDS Acquisition is as follows:

Cash paid to seller	$48,412
Less cash acquired	(1,251)

Total estimated purchase price	47,161
Less marketable securities acquired	(8,463)

Estimated price paid for business assets	$38,698

The allocation of the purchase price for the IDS Acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the IDS Acquisition:

Current assets	$14,627
Investments in marketable securities	8,463
Property, plant, and equipment	1,954
Goodwill	24,188
Intangible assets	11,882

Total assets acquired	61,114

Other current liabilities	5,505
Warranty accrual	2,250
Postretirement benefits	434
Deferred tax liabilities	2,472
Other tax — noncurrent	3,292

Total liabilities assumed	13,953

Net assets acquired	$47,161

There were no changes to the values of assets acquired and liabilities assumed during the six-months ending September 30, 2011. The fair value of warranty liabilities assumed represents the estimated costs to provide service for contractual warranty obligations on products sold by IDS prior to April 15, 2011. The fair value of “Other tax — noncurrent” represents the estimated value of gross unrecognized tax benefits assumed.
In connection with the IDS Acquisition, Woodward acquired various marketable securities, which are not classified as cash equivalents under U.S. GAAP. These marketable securities were sold during the fiscal quarter ended June 30, 2011 and reinvested into cash and cash equivalents consistent with Woodward’s internal investment and risk management policies. Losses on the sale of marketable securities were included in “Other (income) expense, net” in the Consolidated Statements of Earnings.
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

The operating results of the IDS Acquisition are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings as of April 15, 2011. Pro forma financial disclosures have not been presented as the IDS Acquisition was not material to Woodward’s financial position or results of operations. The Company incurred transaction costs of $2,396 for the year ending September 30, 2011, which are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.
MPC Acquisition
On October 1, 2008, Woodward acquired all of the outstanding stock of Techni-Core, Inc. (“Techni-Core”) and all of the outstanding stock of MPC Products Corporation (“MPC Products” and, together with Techni-Core, “MPC”) not owned by Techni-Core for approximately $370,437. The purchase price, less approximately $18,610 of assumed outstanding debt, is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows. The goodwill resulting from the MPC acquisition totaling $174,893 is not tax deductible. The purchase price allocation period has closed for MPC.

MPC is an industry leader in the manufacture of high-performance electromechanical motion control systems, primarily for aerospace applications. MPC’s main product lines include high performance electric motors and sensors, analog and digital control electronics, rotary and linear actuation systems, and flight deck and fly-by-wire systems for commercial and military aerospace programs. Through an improved focus on aerospace energy control solutions, MPC complements Woodward’s energy and motion control technologies enhancing Woodward’s system offerings. MPC formed the basis of Woodward’s Airframe Systems business group, which is included in its Aerospace segment.
At the time of the acquisition of MPC, MPC Products was subject to an investigation by the U.S. Department of Justice (the “DOJ”) regarding certain of its pre-2005 government contract pricing practices and related administrative actions by the U.S. Department of Defense (the “DOD”). In October 2009, MPC reached an agreement with the DOJ to resolve the criminal and civil claims, whereby MPC paid $25,000 in compensation and fines. Payments associated with this pre-acquisition contingency were incremental to the estimated MPC purchase price. The purchase price paid by Woodward in connection with the MPC acquisition was reduced by $25,000 at closing to reflect this contingency.
The results of MPC’s operations are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings beginning October 1, 2008.
MotoTron Acquisition
On October 6, 2008, Woodward acquired MotoTron Corporation (“MotoTron”) and the intellectual property assets owned by its parent company, Brunswick Corporation, which were used in connection with the MotoTron business for approximately $17,237. The purchase price is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows. The goodwill resulting from the MotoTron acquisition totaling $6,396 is not tax deductible. The purchase price allocation period has closed for MotoTron.
MotoTron specializes in software tools and processes used to rapidly develop control systems for marine, power generation, industrial, and other engine equipment applications. MotoTron has been fully integrated into Woodward’s Engine Systems business group, which is included in its Energy segment.
MotoTron has been an important supplier and partner to Woodward since 2002 and has helped Woodward to better position itself in electronic control technologies for the alternative-fueled bus and mobile equipment markets. The acquisition of MotoTron further strengthened Woodward’s ability to serve the transportation and power generation markets.
The results of MotoTron’s operations are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings as of October 6, 2008. If the MotoTron acquisition had been completed on October 1, 2008, Woodward’s net sales and net earnings for the fiscal year ending September 30, 2009 would not have been materially different from amounts reported in the Consolidated Statements of Earnings and Comprehensive Earnings.
HRT Acquisition
On April 3, 2009, Woodward acquired all of the outstanding stock of HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business (collectively “HRT”) for approximately $380,749. The purchase price is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows. The goodwill resulting from the HRT acquisition totaling $142,699 is tax deductible. The purchase price allocation period has closed for HRT.
Woodward made a 338(h)(10) election with the U.S. Internal Revenue Service, which allows the HRT acquisition to be treated as an asset purchase for income tax purposes. Accordingly, any deferred tax assets and liabilities recorded by Textron Inc. at the acquisition date are not available to Woodward.
HRT is an industry leader in advanced technology, engineering development, and manufacturing of mission-critical actuation systems and controls for aircraft, turbine engines, weapons and combat vehicles. It is recognized for hydraulic and electric primary flight control actuation products, including electro-mechanical actuation systems for unmanned combat air vehicles and weapons, such as the Joint Direct Attack Munitions (JDAM) and the AIM-9X Sidewinder; hydraulic and electric flight controls for fixed and rotor wing aircraft; servovalves for global aerospace; turret controls and stabilization systems for the U.S. M1 Abrams Main Battle Tank and other armored vehicles worldwide; and fuel and pneumatics valves for aircraft and helicopters. HRT has been integrated into Woodward’s Airframe Systems business group, which is included in its Aerospace segment.
The results of HRT’s operations are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings as of April 3, 2009.
On August 10, 2009, Woodward HRT sold the Fuel & Pnuematics (“F&P) product line, for $48,000. During 2010, Woodward received an additional $660 related to working capital adjustments typical in such transactions. The working capital adjustment amount is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows. The F&P product line provided a variety of off-turbine fuel management and pneumatic actuation components to producers of military and commercial aircraft and helicopters, as well as their suppliers. Woodward’s 2009 results of operations include approximately $9,620 of sales and $3,897 of pre-tax earnings from the F&P product line for the period April 3, 2009 to August 10, 2009. There was no gain or loss on disposal of the F&P product line.

Pro forma results for Woodward giving effect to the HRT acquisition
The following unaudited pro forma financial information presents the combined results of operations of Woodward and HRT as if the acquisition had occurred as of the beginning of fiscal year 2009. No pro forma adjustments have been made for MPC as it was acquired by Woodward on October 1, 2008 and the results of MPC’s operations are included in Woodward’s Consolidated Statements of Earnings beginning October 1, 2008. No pro forma adjustment have been made for MotoTron as it was acquired on October 6, 2008 and the results of MotoTron’s operations are included in Woodward’s Consolidated Statements of Earnings as of October 6, 2008. If the MotoTron acquisition had been completed on October 1, 2008, Woodward’s net sales and net earnings for the fiscal year ending September 30, 2009 would not have been materially different from the amounts reported in the Consolidated Statements of Earnings for the fiscal year ending September 30, 2009. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the HRT acquisition and related borrowings had taken place at the beginning of the fiscal year 2009. The unaudited pro forma financial information for the fiscal year ended September 30, 2009 includes the historical results of Woodward, including the post-acquisition results of HRT since April 3, 2009 and the historical results of HRT for the approximately six months ended April 2, 2009. No pro forma financial information is provided for the fiscal years ending September 30, 2011 and September 30, 2010 as full fiscal years of post-acquisition results of operations of MPC, MotoTron and HRT were included in Woodward’s Consolidated Statements of Earnings.
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
The unaudited pro forma results follow for the fiscal year ending September 30, 2009:

	Year Ending September 30, 2009
	As reported	Pro froma

Net sales	$1,430,125	$1,532,181

Net earnings attributable to Woodward	94,352	93,144
Earnings per share:
Basic earnings per share attributable to Woodward	$1.39	$1.37
Diluted earnings per share attributable to Woodward	1.37	1.35
Note 5. Financial instruments and fair value measurements
The estimated fair values of Woodward’s financial instruments were as follows:

	At September 30, 2011		At September 30, 2010
	Estimated Fair		Estimated Fair
	Value	Carrying Cost	Value	Carrying Cost

Cash and cash equivalents	$74,539	$74,539	$105,579	$105,579
Investments in deferred compensation program	5,855	5,855	5,633	5,633
Short-term borrowings	—	—	(22,099)	(22,099)
Long-term debt, including current portion	(482,776)	(425,246)	(506,120)	(443,673)
The fair values of cash and cash equivalents, which include investments in money market funds, are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and market interest rates. Woodward’s cash and cash equivalents include funds deposited or invested in the U.S. and overseas that are not insured by the FDIC. Woodward believes that its deposited and invested funds are held by or invested with credit worthy financial institutions or counterparties.

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

	At September 30,
	2011	2010
Weighted-average interest rate used to estimate fair value	2.6%	2.9%
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
The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value. Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of September 30, 2011 or September 30, 2010.

	At September 30, 2011				At September 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$10,823	$—	$—	$10,823	$50,360	$—	$—	$50,360
Equity securities	5,855	—	—	5,855	5,633	—	—	5,633
Foreign exchange forward contract	—	—	—	—	—	579	—	579

Total financial assets	$16,678	$—	$—	$16,678	$55,993	$579	$—	$56,572

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
As of September 30, 2010, Woodward was a party to the forward foreign currency exchange rate contract described below. As of September 30, 2011, all previous derivative instruments into which Woodward had entered into were settled or terminated.
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
In September 2008, the Company entered into treasury lock agreements that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt to acquire MPC. The discontinuance of these treasury lock agreements resulted in a gain that is being recognized as a reduction of interest expense over a seven-year period on the hedged Series C and D Notes, which were issued on October 1, 2008, using the effective interest method. The unrecognized portion of the gain is recorded in accumulated other comprehensive earnings, net of tax.
In March 2009, Woodward entered into LIBOR lock agreements that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the then expected issuance of long-term debt to acquire HRT. The discontinuance of the LIBOR lock agreements resulted in a loss that is being recognized as an increase of interest expense over a seven-year period on the hedged Series E and F Notes, which were issued on April 3, 2009, using the effective interest method. The unrecognized portion of the loss is recorded in accumulated other comprehensive earnings, net of tax.
Derivatives in foreign currency relationships
In September 2010, Woodward entered into a foreign currency exchange rate contract to purchase €39,000 for approximately $52,549 in early December 2010. An unrealized gain of $579 on this derivative was carried at fair market value in “Other current assets” as of September 30, 2010. In December 2010, a loss of $1,033 was recorded on the settlement of this forward contract and was recorded in “Other (income) expense, net.” In September 2009, Woodward entered into a foreign currency exchange rate contract to purchase €7,900 for approximately $11,662 in early October 2009. An unrealized loss of $173 on this derivative instrument was carried at fair market value in “Accrued liabilities” as of September 30, 2009. In October 2009, a loss of $71 was realized on the settlement of this forward contract was recorded in “Other (income) expense, net.”

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
The following table discloses the remaining unrecognized gains and losses and recognized gains and losses associated with derivative instruments on Woodward’s Consolidated Balance Sheets:

	At September 30,
	2011	2010
Derivatives designated as hedging instruments	Unrecognized Gain (Loss)

Classified in accumulated other comprehensive earnings	$(781)	$(1,011)
Classified in current and long-term debt	3	70

	$(778)	$(941)

Derivatives not designated as hedging instruments	Recognized Gain (Loss)

Classified in other current assets	$—	$579

The following tables disclose the impact of derivative instruments on Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings:

		Year Ending September 30, 2011
		Amount of	Amount of	Amount of
		(Income)	(Gain) Loss	(Gain) Loss
		Expense	Recognized	Reclassified
		Recognized	in	from
		in Earnings	Accumulated	Accumulated
	Location of (Gain) Loss	on	OCI on	OCI into
Derivatives in:	Recognized in Earnings	Derivative	Derivative	Earnings

Fair value hedging relationships	Interest expense	$(67)	$—	$—
Cash flow hedging relationships	Interest expense	229	—	229
Foreign currency relationships	Other (income) expense, net	1,612	—	—

		$1,774	$—	$229

		Year Ending September 30, 2010
		Amount of	Amount of	Amount of
		(Income)	(Gain) Loss	(Gain) Loss
		Expense	Recognized	Reclassified
		Recognized	in	from
		in Earnings	Accumulated	Accumulated
	Location of (Gain) Loss	on	OCI on	OCI into
Derivatives in:	Recognized in Earnings	Derivative	Derivative	Earnings

Fair value hedging relationships	Interest expense	$(127)	$—	$—
Cash flow hedging relationships	Interest expense	282	—	282
Foreign currency relationships	Other (income) expense, net	(681)	—	—

		$(526)	$—	$282

		Year Ending September 30, 2009
		Amount of	Amount of	Amount of
		(Income)	(Gain) Loss	(Gain) Loss
		Expense	Recognized	Reclassified
		Recognized	in	from
		in Earnings	Accumulated	Accumulated
	Location of (Gain) Loss	on	OCI on	OCI into
Derivatives in:	Recognized in Earnings	Derivative	Derivative	Earnings

Fair value hedging relationships	Interest expense	$(184)	$—	$—
Cash flow hedging relationships	Interest expense	237	1,199	237
Foreign currency relationships	Other (income) expense, net	173	—	—

		$226	$1,199	$237

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of September 30, 2011, Woodward expects to reclassify $173 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.
Note 7. Supplemental statement of cash flows information

	Year Ending September 30,
	2011	2010	2009

Interest paid, net of amounts capitalized	$26,140	$28,317	$20,479
Income taxes paid	50,360	41,533	21,875
Income tax refunds received	9,496	10,867	2,825

Non-cash activities:
Long-term debt assumed in business acquisition	—	—	18,610
Purchases of property, plant and equipment on account	6,333	2,270	3,880
Sales of assets on account	—	—	760
Equity investment funded by transfer of property, plant and equipment	—	—	165
Cashless exercise of stock options	1,982	4,190	—
Settlement of receivable through purchase of treasury shares in connection with the cashless exercise of stock options	881	—	—
Reduction of accounts receivable and short-term borrowing due to the settlement of accounts receivable previously sold with recourse	3,228	—	—
Reduction of accounts payable due to the assignment of accounts receivable with recourse	570	—	—
Reduction to goodwill due to favorable resolution of lease termination recorded in restructuring reserve	103	—	—
Payment of director fees through issuance of treasury stock	52	—	—
MPC Products, one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the DOJ regarding certain of its government contract pricing practices prior to June 2005. In the three-months ending December 31, 2009, MPC settled the criminal and civil claims related to the DOJ’s investigation and paid $25,000 in compensation and fines. The purchase price Woodward paid in connection with the acquisition of MPC was reduced by $25,000 at the time of the acquisition, which represents the amounts discussed above. Payment of this amount during the year ending September 30, 2010 is reflected as an investing activity in the accompanying Consolidated Statement of Cash Flows.

Note 8. Inventories

	September 30,	September 30,
	2011	2010

Raw materials	$43,172	$19,457
Work in progress	108,718	86,438
Component parts and finished goods	229,665	189,139

	$381,555	$295,034

Note 9. Property, plant, and equipment

	At September 30,
	2011	2010

Land	$14,823	$11,372
Buildings and improvements	177,637	171,257
Leasehold improvements	18,765	17,884
Machinery and production equipment	265,898	270,126
Computer equipment and software	66,149	57,518
Other	25,191	22,854
Construction in progress	44,975	13,125

	613,438	564,136
Less accumulated depreciation	(406,713)	(370,612)

Property, plant and equipment, net	$206,725	$193,524

	Year Ending September 30,
	2011	2010	2009

Depreciation expense	$40,400	$40,502	$37,828

During fiscal year 2010, Woodward began construction of a new 48,000 square foot system test facility in Rockford, Illinois. The facility, which will house numerous environmental system test cells and a vibration lab, will support, among other development projects, Aerospace segment development efforts of next generation fuel systems for aircraft turbines. The test facility is expected to be completed and placed into service in early fiscal year 2012. Included in construction in progress at September 30, 2011 and September 30, 2010 are $20,090 and $4,836, respectively, of costs associated with the construction of the test facility, including $1,087 and $165, respectively, of capitalized interest.
In addition at September 30, 2011 and September 30, 2010, Woodward recognized as construction in progress, $11,827 and $1,604, respectively, of costs associated with the development of a new Enterprise Resource Planning (“ERP”) system for its Airframe Systems group, including capitalized interest of $432 and $24, respectively.
For the fiscal years ending September 30, 2011, 2010 and 2009, Woodward had capitalized interest that would have otherwise been included in interest expense of the following:

	Year Ending September 30,
	2011	2010	2009

Capitalized interest	$1,354	$150	$31

Note 10. Goodwill

				Effects of
	September 30,			Currency	September 30,
	2010	Additions	Adjustments	Translation	2011

Aerospace	$356,680	$—	$(103)	$(52)	$356,525
Energy	81,914	24,188	—	(345)	105,757

Consolidated	$438,594	$24,188	$(103)	$(397)	$462,282

				Effects of
	September 30,			Currency	September 30,
	2009	Additions	Adjustments	Translation	2010

Aerospace	$359,534	$—	$(2,722)	$(132)	$356,680
Energy	83,268	—	—	(1,354)	81,914

Consolidated	$442,802	$—	$(2,722)	$(1,486)	$438,594

The above table reflects the segment realignment that occurred during September 2011 for which the above goodwill balances have been retrospectively reclassified to reflect the new reportable segments. See Note 21, Segment information for a discussion of the segment realignment that took place in September 2011. The Company has no historical goodwill impairment losses in periods prior to those presented in the above table.
During the third quarter of fiscal year 2011, Woodward completed the IDS Acquisition (Note 4, Business acquisitions and dispositions), which resulted in the recognition of $24,188 in goodwill. The operations of the IDS Acquisition are being integrated into Woodward’s Energy reportable segment.
During the first quarter of fiscal year 2011, Woodward negotiated a lease settlement that was favorable in comparison to the previously recorded restructuring accrual established in purchase accounting in connection with the fiscal year 2009 acquisition of MPC. The resulting benefit of $103 was recorded as a reduction to goodwill.
Adjustments recorded in fiscal year 2010 represent changes in the estimated values of assets acquired and liabilities assumed in purchase accounting, related to the acquisition of HRT (see Note 4, Business acquisitions and dispositions).
Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the implied fair value of each identified reporting unit with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal years 2011, 2010, or 2009.
In the fourth quarter of fiscal year 2011, Woodward changed its goodwill testing date for all of its reporting units from March 31 to July 31. The change in the goodwill impairment test date is preferable as it better aligns the impairment testing procedures with the completion of the annual financial and strategic planning process. As a result, during fiscal year 2011, Woodward tested its goodwill for impairment as of March 31, 2011 and July 31, 2011 and concluded that there was no impairment of the carrying value of the goodwill. This change in accounting principle did not accelerate, delay, avoid, or cause a goodwill impairment charge. Due to significant judgments and estimates that are utilized in a goodwill impairment analysis, Woodward determined it was impracticable to objectively determine projected cash flows and related valuation estimates as of each July 31 for periods prior to July 31, 2011. As such, Woodward has prospectively applied the change in the annual goodwill impairment testing date from July 31, 2011.
As of March 31 and July 31, 2011, Woodward determined its Turbine Systems, Airframe Systems and Engine Systems operating segments represented individual reporting units. Woodward determined its Electrical Power Systems operating segment included three components that represented reporting units as of March 31, 2011 and four components that represented reporting units as of July 31, 2011 due to the acquisition of IDS.
The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method. This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, operating earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, operating earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five or ten-year period. These projections are adjusted to reflect current economic conditions and the demand for certain products and require considerable management judgment.

Forecasted cash flows used in the July 31, 2011 impairment test were discounted using weighted average cost of capital assumptions from 10.0% to 10.2%. The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five or ten years of 4.3%. Forecasted cash flows used in the March 31, 2011 impairment test were discounted using weighted average cost of capital assumptions of 11.3% and an annual compound growth rate after five years of 4.4%. These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows. Woodward evaluated the reasonableness of the reporting units resulting fair values utilizing a market multiple method.
The results of Woodward’s goodwill impairment tests performed as of July 31, 2011 indicated the estimated fair value of each reporting unit was substantially in excess of its carrying value, and accordingly, no impairment existed.
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
Note 11. Other intangibles—net

	September 30, 2011			September 30, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationships:
Aerospace	$205,171	$(41,652)	$163,519	$205,181	$(24,898)	$180,283
Energy	41,991	(23,696)	18,295	38,611	(20,908)	17,703

Total	$247,162	$(65,348)	$181,814	$243,792	$(45,806)	$197,986

Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Energy	20,162	(11,918)	8,244	20,215	(10,555)	9,660

Total	$20,162	$(11,918)	$8,244	$20,215	$(10,555)	$9,660

Process technology:
Aerospace	$71,691	$(15,380)	$56,311	$71,696	$(10,386)	$61,310
Energy	23,451	(7,657)	15,794	15,805	(6,107)	9,698

Total	$95,142	$(23,037)	$72,105	$87,501	$(16,493)	$71,008

Other intangibles:
Aerospace	$39,635	$(34,655)	$4,980	$39,638	$(27,595)	$12,043
Energy	2,621	(867)	1,754	1,970	(518)	1,452

Total	$42,256	$(35,522)	$6,734	$41,608	$(28,113)	$13,495

Total intangibles:
Aerospace	$316,497	$(91,687)	$224,810	$316,515	$(62,879)	$253,636
Energy	88,225	(44,138)	44,087	76,601	(38,088)	38,513

Consolidated Total	$404,722	$(135,825)	$268,897	$393,116	$(100,967)	$292,149

	Year Ending September 30,
	2011	2010	2009
Amortization expense	$34,993	$35,114	$26,120

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:

2012	$32,872
2013	30,521
2014	27,370
2015	24,861
2016	23,060
Thereafter	130,213

$268,897

Note 12. Credit facilities and short-term borrowings
As of September 30, 2011, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

		Outstanding
	Total	letters of credit	Outstanding	Remaining
	availability	and guarantees	borrowings	availability

Revolving credit facility	$225,000	$(4,882)	$—	$220,118
Foreign lines of credit and overdraft facilities	10,526	—	—	10,526
Foreign performance guarantee facilities	9,736	(2,730)	—	7,006
Foreign pooling arrangement facility	5,279	—	—	5,279

	$250,541	$(7,612)	$—	$242,929

Woodward has a $225,000 revolving credit facility related to unsecured financing arrangements with a syndicate of U.S. banks. The revolving credit facility agreement provides for an option to increase available borrowings to $350,000, subject to the lenders’ participation, and has an expiration date of October 2012. The interest rate on borrowings under the revolving credit facility agreement varies with LIBOR, the federal funds rate, or the prime rate. The revolving credit facility agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder. Management believes that Woodward was in compliance with all its debt covenants at September 30, 2011.
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
Short-term borrowings of $0 and $22,099 were outstanding as of September 30, 2011 and September 30, 2010, respectively.

Note 13. Long-term debt
Long-term debt consisted of the following:

	At September 30,
	2011	2010
2008 Term loan — Variable rate of 1.78% at September 30, 2011, matures October 2013; unsecured	$64,375	$71,875
Series B notes — 5.63%, due October 2013; unsecured	100,000	100,000
Series C notes — 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes — 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes — 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes — 8.24%, due April 2019; unsecured	43,000	43,000
Senior notes — 6.39%, due October 2011; unsecured	10,714	21,429
Term notes — 5.95%, due June 2012; secured by land and buildings	157	369
Fair value hedge adjustment for unrecognized discontinued hedge gains	3	70

Total long-term debt	425,249	443,743
Less: current portion	(18,374)	(18,493)

Long-term debt, less current portion	$406,875	$425,250

Under certain circumstances, the interest rate on each series of the Series B, C and D Notes is subject to increase if Woodward’s leverage ratio of consolidated net debt to consolidated earnings before interest, taxes, depreciation and amortization, plus any unusual non-cash charges to the extent deducted in computing net income minus any unusual non-cash gains to the extent added in computing net income (“Debt Covenant EBITDA”) increases beyond a ratio of 3.5:1.0.
Required future principal payments of outstanding long-term debt as of September 30, 2011 are as follows:

Year Ending September 30:

2012	$18,371
2013	7,500
2014	149,375
2015	—
2016	107,000
Thereafter	143,000

$425,246

The current portion of long-term debt includes $3 at September 30, 2011 compared to $67 at September 30, 2010 related to the fair value hedge adjustment for unrecognized discontinued hedge gains on certain interest rate swaps entered into in 2002 in connection with the issuance of the senior notes due in October 2011.
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
Certain financial and other covenants under Woodward’s debt agreements contain customary restrictions on the operation of its business. In the event of non-compliance with these covenants, certain additional restrictions might apply, including restrictions on the Company’s ability to pay dividends or make distributions on its capital stock. Management believes that Woodward was in compliance with the covenants under the long-term debt agreements at September 30, 2011.

2008 Term Loan
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
The 2008 Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other persons, make certain investments, make certain restricted payments, and enter into material transactions with affiliates. The 2008 Term Loan Credit Agreement contains financial covenants requiring that (a) the Company’s ratio of consolidated net debt to Debt Covenant EBITDA, not exceed a ratio of 3.5:1.0 and (b) the Company have a minimum consolidated net worth of $400,000, plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The 2008 Term Loan Credit Agreement also contains customary events of default, including certain cross-default provisions related to Woodward’s other outstanding debt arrangements in excess of $15,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.
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
The 2008 Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated Debt Covenant EBITDA not exceed a ratio of 4.0:1.0 during any material acquisition period, or a ratio of 3.5:1.0 at any other time on a rolling four quarter basis and (b) consolidated net worth at any time equal or exceed $425,000 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2008. Additionally, under the 2008 Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter. Priority debt generally refers to certain unsecured debt of Woodward’s subsidiaries and all debt of Woodward and its subsidiaries secured by liens other than certain permitted liens.
The 2009 Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated Debt Covenant EBITDA not exceed a ratio of 3.5:1.0 at any time on a rolling four quarter basis, and (b) consolidated net worth at all times equal or exceed $485,940 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2009. Additionally, under the 2009 Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter. Priority debt generally refers to certain unsecured debt of Woodward’s subsidiaries and all debt of Woodward and its subsidiaries secured by liens other than certain permitted liens.
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

Debt Issuance Costs
During the fiscal year ending September 30, 2009, Woodward incurred $5,892 of debt issuance costs, which are being amortized using the effective interest method or patterns that approximate the effective interest method, over the term of the debt to which the costs relate. The related amortization is recognized as interest expense. Recognition of interest expense on the debt issuance costs associated with the 2009 term loan, which was paid-off in full and terminated in 2010, were accelerated and the remaining unamortized amount of debt issuance costs associated with the 2009 term loan were recognized in 2010. Amounts recognized as interest expense from the amortization of debt issuance costs were $764 in fiscal year 2011, $1,515 in fiscal year 2010, and $2,031 in fiscal year 2009. Woodward had $2,153 of unamortized debt issuance costs as of September 30, 2011 and $2,917 of unamortized debt issuance costs as of September 30, 2010. Amortization of debt issuance costs is included in operating activities in the Consolidated Statements of Cash Flows.
Note 14. Accrued liabilities

	At September 30,
	2011	2010

Salaries and other member benefits	$70,965	$43,598
Current portion of restructuring and other charges	2,489	4,862
Warranties	14,083	10,851
Interest payable	11,611	11,925
Accrued retirement benefits	2,560	2,748
Deferred revenues	8,160	12,376
Taxes, other than income	5,097	4,618
Other	18,551	18,074

	$133,516	$109,052

Warranties
Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties for the fiscal years ending September 30, 2011 and September 30, 2010 were as follows:

	At September 30,
	2011	2010

Warranties, beginning of period	$10,851	$10,005
Increases to accruals related to warranties during the period	5,402	5,555
Increases due to acquisition of IDS	2,250	—
Settlements of amounts accrued	(4,403)	(4,494)
Foreign currency exchange rate changes	(17)	(215)

Warranties, end of period	$14,083	$10,851

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
The summary of the activity in accrued restructuring charges during the fiscal years ending September 30, 2011 and 2010 is as follows:

	At September 30,
	2011	2010

Non-acquisition related restructuring charges:
Accrued restructuring charges, beginning of period	$667	$3,196
Payments	(279)	(2,027)
Non-cash adjustments	(22)	(463)
Foreign currency exchange rates	(1)	(39)

Accrued restructuring charges, end of period	$365	$667

Business acquisition restructuring charges:
Accrued restructuring charges, beginning of period	$5,446	$9,668
Purchase accounting adjustments	—	1,834
Payments	(705)	(6,330)
Non-cash adjustments	(2,197)	274

Accrued restructuring charges, end of period	$2,544	$5,446

Total restructuring charges	$2,909	$6,113

Other liabilities included the following amounts of accrued restructuring charges not expected to be settled within twelve months:

	At September 30,
	2011	2010

Non-current accrued restructuring charges	$420	$1,251
Note 15. Other liabilities

	September 30,	September 30,
	2011	2010
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$61,994	$66,288
Uncertain tax positions, net of offsetting benefits, less amounts recognized within accrued liabilities (Note 17)	14,078	8,720
Other	12,622	8,967

	$88,694	$83,975

Note 16. Other (income) expense, net

	Year Ending September 30,
	2011	2010	2009
Net (gain) loss on sale of assets	$644	$(131)	$(1,093)
Rent income	(576)	(515)	(959)
Net gain on investments in deferred compensation program	(31)	(520)	(291)
Net (income) expense recognized in earnings on foreign currency derivatives (Note 6)	1,612	(681)	173
Other	(61)	56	(271)

	$1,588	$(1,791)	$(2,441)

For additional information regarding “Net (income) expense recognized in earnings on foreign currency derivatives” refer to Note 6, Derivative instruments and hedging activities.
Note 17. Income taxes
Income taxes consisted of the following:

	Year Ending September 30,
	2011	2010	2009
Current:
Federal	$48,041	$9,818	$(8,006)
State	6,237	5,600	2,042
Foreign	9,743	13,112	18,441
Deferred
Federal	(8,680)	13,789	16,436
State	(552)	1,681	848
Foreign	543	(287)	(1,701)

	$55,332	$43,713	$28,060

Earnings before income taxes by geographical area consisted of the following:

	Year Ending September 30,
	2011	2010	2009
United States	$149,744	$103,771	$62,766
Other countries	37,823	51,104	59,710

	$187,567	$154,875	$122,476

Deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	At September 30,
	2011	2010
Deferred tax assets:
Retirement healthcare and early retirement benefits	$12,417	$13,176
Foreign net operating loss carryforwards	4,276	2,245
Inventory	18,194	13,425
Deferred compensation	14,223	12,293
Defined benefit pension	7,681	2,943
Other	21,054	27,581
Valuation allowance	(3,201)	(96)

Total deferred tax assets, net of valuation allowance	74,644	71,567

Deferred tax liabilities:
Goodwill and intangibles — net	(103,393)	(96,267)
Other	(8,500)	(21,237)

Total deferred tax liabilities	(111,893)	(117,504)

Net deferred tax liabilities	$(37,249)	$(45,937)

Woodward has recorded a deferred tax asset of $4,276 as of September 30, 2011, reflecting the benefit of $25,024 in foreign net operating loss carryforwards. Of these carryforwards, $16,789 will expire by 2018 and is currently offset by a 100% valuation allowance; the net may be carried forward indefinitely.
At September 30, 2011, Woodward has not provided for taxes on undistributed foreign earnings of $113,788 that it considers indefinitely reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward or any of Woodward’s subsidiaries located in the United States, or if Woodward sells its stock in the foreign subsidiaries. However, the Company believes that foreign tax credits would largely offset any income tax that might otherwise be due.
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
The reasons for the differences between Woodward’s effective income tax rate and the United States statutory federal income tax rate were as follows:

	Year Ending September 30,
Percent of pretax earnings	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	2.4	1.5
Foreign tax rate differences	(0.3)	(1.4)	(2.1)
Dividends on stock shares allocated to retirement savings plans	(0.3)	(0.4)	(0.5)
Research credit	(2.7)	(0.5)	(3.1)
Retroactive extension of research credit	(2.1)	—	(1.7)
Domestic production activities deduction	(2.1)	(0.9)	(0.3)
Adjustment of tax issues for previous periods and audit settlements	(0.2)	(5.9)	(6.6)
Other items, net	(0.1)	(0.1)	0.7

Effective tax rate	29.5%	28.2%	22.9%

The changes in estimate of taxes for previous periods are primarily related to the favorable resolution of certain tax matters. There were favorable resolutions of tax matters of $2,148, $4,667 and $6,846 in the fiscal years ending September 30, 2011, September 30, 2010 and September 30, 2009.

Income taxes for the fiscal year ending September 30, 2011 included an expense reduction of $3,908 related to the retroactive extension of the U.S. research and experimentation tax credit.
During the fiscal year ending September 30, 2010, the Internal Revenue Service concluded an examination of Woodward’s U.S. Federal income tax returns for fiscal years 2007 and 2008. Also during the fiscal year ending September 30, 2010, Woodward completed certain internal revaluation assessments and certain statutes of limitations expired. As a result, Woodward reduced its liability for unrecognized tax benefits during the fiscal year ending September 30, 2010 by a net favorable amount of $6,784.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

Balance, September 30, 2008	$22,576
Tax positions related to the current year	1,431
Tax positions related to prior years	(556)
Lapse of applicable statute of limitations	(3,668)

Balance, September 30, 2009	19,783
Tax positions related to the current year	1,734
Tax positions related to prior years	(7,320)
Lapse of applicable statute of limitations	(3,611)

Balance, September 30, 2010	10,586
Tax positions related to the current year	4,264
Tax positions related to prior years	3,160
Lapse of applicable statute of limitations	(1,079)

Balance, September 30, 2011	$16,931

Worldwide unrecognized tax benefits included $3,517 recorded in connection with the IDS Acquisition.
The amounts of unrecognized tax benefits that would impact Woodward’s effective tax rate if recognized, net of expected offsetting adjustments, were $14,078 at September 30, 2011 and $8,720 at September 30, 2010. At this time, Woodward estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $600 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.
Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of the following:

	At September 30,
	2011	2010

Accrued interest and penalties	$1,989	$1,431

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2003 and forward. Woodward has been subject to U.S. Federal income tax examinations for fiscal years through 2008. Woodward is subject to U.S. state income tax examinations for fiscal years 2007 and forward.
Note 18. Retirement benefits
Woodward provides various benefits to eligible members of the Company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, postretirement medical benefits and postretirement life insurance benefits. Eligibility requirements and benefit levels vary depending on employee location.
Defined contribution plans
Substantially all U.S. employees are eligible to participate in the U.S. defined contribution plan. The U.S. defined contribution plan allows employees to defer part of their annual income for income tax purposes into their personal 401(k) accounts. The Company makes contributions to eligible employee accounts, which are also deferred for employee personal income tax purposes. Certain foreign employees are also eligible to participate in foreign plans.

The amount of expense associated with defined contribution plans totaled $16,927 in fiscal year 2011, $16,474 in fiscal year 2010, and $16,869 in fiscal year 2009.
Woodward operates one multiemployer plan for certain employees in the Netherlands. The amount of contributions associated with the multiemployer plan totaled $476 in fiscal year 2011, $495 in fiscal year 2010, and $550 in fiscal year 2009.
Defined benefit plans
Woodward has defined benefit plans which provide pension benefits for certain retired employees in the U.S., the United Kingdom, Japan and Switzerland. Approximately 1,000 current employees may receive future benefits under the plans and approximately 550 retired employees are eligible to receive future benefits or are currently receiving benefits. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension plans.
In connection with the acquisition of IDS in the third quarter of fiscal year 2011 (see Note 4, Business acquisitions and dispositions), Woodward assumed pension benefit obligations that contributed to increases in recognized expenses for the fiscal year ending September 30, 2011 compared to the fiscal year ending September 30, 2010. In addition, in connection with the acquisition of HRT in the third quarter of fiscal year 2009 (see Note 4, Business acquisitions and dispositions), Woodward assumed pension benefit obligations that contributed to increases in recognized expenses for the fiscal year ending September 30, 2010 compared to the fiscal year ending September 30, 2009.
Excluding the Woodward HRT Plan, the defined benefit plans in the U.S. were frozen in fiscal year 2007 and no additional employees may participate in the U.S. plans and no additional service costs will be incurred.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	2011	2010	2009
United States:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	5.55%	5.85%	5.50%
Rate of compensation increase	4.00	4.00	4.00

Weighted-average assumptions to determine periodic benefit costs for years ending September 30:
Discount rate	5.85	5.50	6.50
Rate of compensation increase	4.00	4.00	n/a
Long-term rate of return on plan assets	7.90	7.50	7.50

United Kingdom:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	5.10%	4.90%	5.40%
Rate of compensation increase	4.30	4.30	4.10

Weighted-average assumptions to determine periodic benefit costs for years ending September 30:
Discount rate	4.90	5.40	6.90
Rate of compensation increase	4.30	4.10	4.70
Long-term rate of return on plan assets	6.00	6.50	6.50

Japan:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	1.50%	1.25%	1.75%
Rate of compensation increase	2.00	2.00	2.50

Weighted-average assumptions to determine periodic benefit costs for years ending September 30:
Discount rate	1.25	1.75	1.90
Rate of compensation increase	2.00	2.50	2.00
Long-term rate of return on plan assets	3.00	3.30	3.11

Switzerland:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	2.50%	n/a %	n/a %
Rate of compensation increase	2.00	n/a	n/a

Weighted-average assumptions to determine periodic benefit costs for years ending September 30:
Discount rate	3.00	n/a	n/a
Rate of compensation increase	2.00	n/a	n/a
Long-term rate of return on plan assets	3.00	n/a	n/a

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the U.S., Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better, which have at least $50 million outstanding. In the United Kingdom, Woodward used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark. In Japan, Woodward used Standard & Poors AA-rated corporate bond yields (applicable for bonds over 10 years) as the benchmark. In Switzerland, Woodward used high quality swap rates plus a credit spread of 0.36% as high quality swaps are available in Switzerland at various durations and trade at higher volumes than bonds. Woodward’s assumed rates do not differ significantly from any of these benchmarks.
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
Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ending September 30,
	United States			Other Countries			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Service cost	$3,433	$3,647	$1,409	$992	$784	$716	$4,425	$4,431	$2,125
Interest cost	5,646	4,890	2,964	2,284	2,261	2,175	7,930	7,151	5,139
Expected return on plan assets	(6,693)	(4,759)	(2,627)	(2,541)	(2,361)	(2,178)	(9,234)	(7,120)	(4,805)
Amortization of:
Transition obligation	—	—	—	—	86	81	—	86	81
Net (gains) losses	312	583	337	900	753	135	1,212	1,336	472
Net prior service (benefit) cost	75	(260)	(259)	(9)	(8)	(7)	66	(268)	(266)
Settlement costs	—	—	—	—	345	—	—	345	—
Curtailment costs	—	165	—	—	—	237	—	165	237

Net periodic (benefit) cost	$2,773	$4,266	$1,824	$1,626	$1,860	$1,159	$4,399	$6,126	$2,983

Settlements costs were expensed in the fiscal years ending September 30, 2010 and 2009, respectively, as a result of normal attrition among participants in the Company’s defined benefit plan in Japan. Woodward did not have any settlement costs in fiscal year 2011. Curtailment costs were associated with planned or actual workforce reduction actions.
The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ending September 30,
	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$97,786	$89,551	$56,657	$53,450	$154,443	$143,001
Obligation assumed in IDS Acquisition	—	—	2,038	—	2,038	—
Service cost	3,433	3,647	992	784	4,425	4,431
Interest cost	5,646	4,890	2,284	2,261	7,930	7,151
Net actuarial (gains) losses	1,686	(2,877)	(3,498)	2,902	(1,812)	25
Contribution by participants	—	—	122	25	122	25
Benefits paid	(2,210)	(1,552)	(2,090)	(3,139)	(4,300)	(4,691)
Amounts paid by Company for Pension Protection Fund levy	—	—	(67)	—	(67)	—
Curtailment loss	—	165	—	—	—	165
Plan amendments	—	3,962	—	—	—	3,962
Foreign currency exchange rate changes	—	—	917	374	917	374

Projected benefit obligation at end of year	$106,341	$97,786	$57,355	$56,657	$163,696	$154,443

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$85,128	$64,102	$43,539	$40,726	$128,667	$104,828
Plan assets received in connection with IDS Acquisition	—	—	1,604	—	1,604	—
Actual return on plan assets	482	7,998	708	3,209	1,190	11,207
Contributions by the company	6,580	14,580	4,151	2,793	10,731	17,373
Contributions by plan participants	—	—	122	25	122	25
Benefits paid	(2,210)	(1,552)	(2,090)	(3,139)	(4,300)	(4,691)
Foreign currency exchange rate changes	—	—	333	(75)	333	(75)

Fair value of plan assets at end of year	$89,980	$85,128	$48,367	$43,539	$138,347	$128,667

Underfunded status at end of year	$(16,361)	$(12,658)	$(8,988)	$(13,118)	$(25,349)	$(25,776)

The Company’s defined benefit pension plans in the United Kingdom, Japan and Switzerland represented $39,677, $15,140 and $2,538, respectively, of the total projected benefit obligation at September 30, 2011 and $37,546, $8,947 and $1,874, respectively, of the total fair value of plan assets at September 30, 2011.
Woodward makes periodic cash contributions to its defined pension plans based on applicable regulations in jurisdictions that oversee its various pension plans, if any, and other factors. Contributions in fiscal year 2010 included a $10,000 discretionary contribution to the U.S. plans.
The following tables provide the amounts recognized in the statement of financial position and accumulated comprehensive income for the defined benefit pension plans:

	At or for the Year Ending September 30,
	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Amounts recognized in statement of financial position consist of:
Other non-current liabilities	$(16,361)	$(12,658)	$(8,988)	$(13,118)	$(25,349)	$(25,776)

Underfunded status at end of year	$(16,361)	$(12,658)	$(8,988)	$(13,118)	$(25,349)	$(25,776)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service (benefit) cost	$1,517	$1,593	$(24)	$(30)	$1,493	$1,563
Unrecognized net (gains) losses	16,769	9,183	13,779	15,963	30,548	25,146

Total amounts recognized	18,286	10,776	13,755	15,933	32,041	26,709
Deferred taxes	(6,949)	(4,095)	(4,763)	(5,585)	(11,712)	(9,680)

Amounts recognized in accumulated other comprehensive income	$11,337	$6,681	$8,992	$10,348	$20,329	$17,029

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	At or for the Year Ending September 30,
	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010

Projected benefit obligation	$(106,341)	$(97,786)	$(57,355)	$(56,657)	$(163,696)	$(154,443)
Accumulated benefit obligation	(96,630)	(86,260)	(54,304)	(54,139)	(150,934)	(140,399)
Fair value of plan assets	89,980	85,128	48,367	43,539	138,347	128,667
Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Year Ending September 30,
	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010

Net (gain) loss	$7,897	$(6,182)	$(1,664)	$2,233	$6,233	$(3,949)
Prior service (benefit) cost	—	3,963	—	—	—	3,963
Amortization of net gains (losses)	(312)	(583)	(899)	(753)	(1,211)	(1,336)
Amortization of transition obligation asset	—	—	—	(86)	—	(86)
Amortization of prior service benefit (cost)	(75)	260	9	8	(66)	268
Settlement loss	—	—	—	(345)	—	(345)
Foreign currency exchange rate changes	—	—	376	(60)	376	(60)

Total recognized in accumulated other comprehensive income	$7,510	$(2,542)	$(2,178)	$997	$5,332	$(1,545)

The amounts expected to be amortized from Accumulated Other Comprehensive Income and reported as a component of net periodic benefit cost during fiscal year 2012 is as follows:

	United	Other
	States	Countries	Total
Prior service (benefit) cost	$75	$(9)	$66
Net actuarial (gains) losses	524	667	1,191

Pension benefit payments are made from the assets of the pension plans. Using foreign exchange rates as of September 30, 2011 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

	United	Other
Year Ending September 30,	States	Countries	Total

2012	$3,109	$2,468	$5,577
2013	3,581	2,673	6,254
2014	4,154	2,583	6,737
2015	4,732	2,925	7,657
2016	5,250	2,704	7,954
2017 – 2021	36,000	15,771	51,771
Woodward expects its pension plan contributions in fiscal year 2012 will be $600 in the U.S., $1,787 in the United Kingdom, $1,382 in Japan and $191 in Switzerland.
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
A pension oversight committee is assigned by the Company to each pension plan, excluding the pension plans in Switzerland which are statutory plans. Among other responsibilities, each committee is responsible for all asset class allocation decisions. Asset class allocations, which are reviewed by the respective pension committee on at least an annual basis, are designed to meet or exceed certain market benchmarks which align with each plan’s investment objectives. In evaluating the asset allocation choices, consideration is given to the proper long-term level of risk for each plan, particularly with respect to the long-term nature of each plan’s liabilities, the impact of asset allocation on investment results and the corresponding impact on the volatility and magnitude of plan contributions and expense and the impact certain actuarial techniques may have on the plans’ recognition of investment experience. From time to time, the plans may move outside the prescribed asset class allocation in order to meet significant liabilities with respect to one or more individuals approaching retirement.
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
The assets of the U.S. plans are invested in actively managed mutual funds. The assets of the plan in Japan and the plan in the United Kingdom are invested in actively managed pooled investment funds. Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan, which mirrors a specific asset class within the associated target allocation. The assets of the plans in Switzerland are insured through an insurance contract that guarantees a federally mandated annual rate of return. Pension plan assets at September 30, 2011 and 2010 do not include any direct investment in Woodward’s common stock.

The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans. The actual allocations of pension plan assets and target allocation ranges by asset class, are as follows:

	At September 30,
	2011		2010
	Percentage	Target	Percentage	Target
	of Plan	Allocation	of Plan	Allocation
	Assets	Ranges	Assets	Ranges
United States:
Asset Class
Equity Securities	58.7%	39.7 - 79.7%	49.8%	40.0 - 60.0%
Debt Securities	41.1%	30.3 - 50.3%	50.0%	40.0 - 60.0%
Other	0.2%	0.0%	0.2%	0.0%

	100.0%		100.0%
United Kingdom:
Asset Class
Equity Securities	37.7%	40.0 - 60.0%	40.7%	46.0 - 54.0%
Debt Securities	62.2%	35.0 - 65.0%	58.9%	46.5 - 53.5%
Other	0.1%	0.0%	0.4%	0.0%

	100.0%		100.0%

Japan:
Asset Class
Equity Securities	39.9%	36.0 - 44.0%	55.2%	50.0 - 58.0%
Debt Securities	59.2%	55.0 - 63.0%	43.1%	41.0 - 49.0%
Other	0.9%	0.0 - 2.0%	1.7%	0.0 - 2.0%

	100.0%		100.0%

Switzerland:
Asset Class
Equity Securities	0.0%	0.0%	n/a	n/a
Debt Securities	0.0%	0.0%	n/a	n/a
Other	100.0%	100.0%	n/a	n/a

	100.0%		n/a
Actual allocations to each asset class vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.
The variance at September 30, 2010 in the Company’s United Kingdom pension plan between the actual allocation and target allocation ranges is the result of a decision made by the plan trustees to invest a September 2007 £3,000 special contribution from the Company, into an index linked long-term government securities pooled fund. At September 30, 2010, the fair value of the assets held for the United Kingdom pension plan in the index linked long-term government securities pooled fund is approximately $5,707.
The following table presents Woodward’s pension plan assets using the fair value hierarchy as of September 30, 2011. The fair value hierarchy established by U.S. GAAP prioritizes the inputs used to measure fair value into the following levels:
Level 1: Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.
Level 2: Quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable and can be corroborated by observable market data.

Level 3: Inputs reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

	At September 30, 2011
	Level 1		Level 2		Level 3		Total
	United	Other	United	Other	United	Other
	States	Countries	States	Countries	States	Countries
Asset Category:
Cash and cash equivalents	$198	$125	$—	$—	$—	$—	$323
Mutual funds:
U.S. corporate bond fund	36,958	—	—	—	—	—	36,958
U.S. equity large cap fund	29,169	—	—	—	—	—	29,169
International equity large cap growth fund	23,655	—	—	—	—	—	23,655
Pooled funds:
Japanese equity securities	—	—	—	1,921	—	—	1,921
International equity securities	—	—	—	1,652	—	—	1,652
Japanese fixed income securities	—	—	—	3,958	—	—	3,958
International fixed income securities	—	—	—	1,336	—	—	1,336
Index linked U.K. equity fund	—	—	—	7,098	—	—	7,098
Index linked international equity fund	—	—	—	7,062	—	—	7,062
Index linked U.K. corporate bonds fund	—	—	—	13,255	—	—	13,255
Index linked U.K. government securities fund	—	—	—	3,646	—	—	3,646
Index linked U.K. long-term government securities fund	—	—	—	6,440	—	—	6,440
Insurance backed assets:
Insurance backed assets	—	—	—	—	—	1,874	1,874

Total assets	$89,980	$125	$—	$46,368	$—	$1,874	$138,347

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
Pension assets invested in pooled funds: The assets of the Company’s Japan and United Kingdom pension plans are invested in pooled investment funds, which include both equity and debt securities. The assets of the United Kingdom pension plan are invested in index-linked pooled funds which aim to replicate the movements of an underlying market index to which the fund is linked. Fair value of the pooled funds is based on the net asset value of shares held by the plan as reported by the fund sponsors. All pooled funds held by plans outside of the U.S. are considered to be invested in international equity and debt securities. Although the underlying securities may be largely domestic to the plan holding the investment assets, the underlying assets are considered international from the perspective of the Company.
Pension assets invested in insurance backed assets: A reputable Swiss insurer insures the assets of the Company’s Swiss pension plans. The insurance contract guarantees a federally mandated annual rate of return. The value of the plan assets is effectively the value of the insurance contract. The performance of the underlying assets held by the insurance company has no direct impact on the surrender value of the insurance contract. The insurance backed assets are not traded and therefore have no active market.
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
The postretirement medical benefit plans, other than the assumed HRT plan, were frozen in fiscal year 2006 and no additional employees may participate in the plans. Generally, employees who had attained age 55 and had rendered 10 or more years of service before the plans were frozen were eligible for these postretirement medical benefits.
Certain participating retirees are required to contribute to the plans in order to maintain coverage. The plans, including the assumed HRT plan, provide postretirement medical benefits for approximately 1,100 retired employees and their covered dependants and beneficiaries and may provide future benefits to approximately 70 active employees and their covered dependants and beneficiaries, upon retirement, if the employees elect to participate. As the result of a plan amendment in fiscal year 2009, all the postretirement medical plans are fully insured for retirees who have attained age 65.
The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	2011	2010	2009
Weighted-average discount rate used to determine benefit obligation at September 30	5.54%	5.84%	5.50%

Weighted-average discount rate used to determine net periodic benefit cost for years ended September 30	5.84	5.50	6.51
The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the U.S., Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better, which have at least $50 million outstanding. In the United Kingdom, Woodward used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark. Woodward’s assumed rates do not differ significantly from any of these benchmarks.
Assumed healthcare cost trend rates at September 30, were as follows:

	2011	2010
Health care cost trend rate assumed for next year	8.0%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2018
Healthcare costs have generally trended upward in recent years, sometimes by amounts greater than 5%. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on projected fiscal year 2012 service and interest cost	$182	$(159)
Effect on accumulated postretirement benefit obligation at September 30, 2011	3,107	(2,722)

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ending September 30,
	2011	2010	2009

Service cost	$92	$120	$169
Interest cost	1,974	2,081	2,330
Amortization of:
Net (gains) losses	128	189	97
Net prior service (benefit) cost	(871)	(1,249)	(3,232)

Net periodic (benefit) cost	$1,323	$1,141	$(636)

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits for the fiscal years ending September 30:

	Year Ending September 30,
	2011	2010
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$37,222	$42,427
Service cost	92	120
Interest cost	1,974	2,081
Premiums paid by plan participants	2,133	2,274
Net actuarial (gains) losses	(3,146)	(3,932)
Benefits paid	(5,349)	(5,738)
Foreign currency exchange rate changes	(3)	(10)

Projected benefit obligation at end of year	$32,923	$37,222

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by the company	3,216	3,464
Premiums paid by plan participants	2,133	2,274
Benefits paid	(5,349)	(5,738)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(32,923)	$(37,222)

The Company’s postretirement medical plan in the United Kingdom represents $509 of the total benefit obligation at September 30, 2011. The Company paid $46 in medical benefits to participants of the United Kingdom postretirement medical plan in fiscal year 2011.
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

The following tables provide the amounts recognized in the statement of financial position and accumulated comprehensive income for the postretirement plans:

	Year Ending September 30,
	2011	2010
Amounts recognized in statement of financial position consist of:
Accrued liabilities	$(2,503)	$(2,693)
Other non-current liabilities	(30,420)	(34,529)

Funded status at end of year	$(32,923)	$(37,222)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service (benefit) cost	$(1,501)	$(2,372)
Unrecognized net (gains) losses	(2,272)	1,001

Total amounts recognized	(3,773)	(1,371)
Deferred taxes	1,437	530

Amounts recognized in accumulated other comprehensive income	$(2,336)	$(841)

Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2011 or September 30, 2010.
The accumulated benefit obligation was as follows:

	Year Ending
	September 30,
	2011	2010

Accumulated postretirement benefit obligation	$(32,923)	$(37,222)
Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Year Ending
	September 30
	2011	2010

Net (gain) loss	$(3,145)	$(3,924)
Amortization of net (gains) losses	(128)	(189)
Amortization of prior service benefit (cost)	871	1,249

Total recognized in accumulated other comprehensive income	$(2,402)	$(2,864)

Using foreign currency exchange rates as of September 30, 2011 and expected future service, it is anticipated that the future Company contributions to pay benefits, excluding participate contributions, will be as follows:

Year Ending September 30,
2012	$4,493
2013	4,763
2014	4,911
2015	4,834
2016	4,841
2017 – 2021	21,991
Note 19. Stockholders’ equity
Common Stock
Holders of Woodward’s common stock are entitled to receive dividends when and as declared by the Board of Directors and have the right to one vote per share on all matters requiring stockholder approval.
Dividends declared and paid during the 2011, 2010 and 2009 fiscal years were:

	Year Ending September 30,
	2011	2010	2009
Dividends declared and paid	$18,581	$17,085	$16,864
Dividend per share amount	0.27	0.24	0.24
Stock Repurchase Program
In September 2007, the Board of Directors authorized the repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in September 2010 (the “2007 Authorization”). Under the 2007 Authorization, Woodward has purchased a total of 55 shares with an aggregate purchase price of $1,515 and no shares of its common stock in fiscal year 2010 and fiscal year 2009, respectively.
In July 2010, the Board of Directors terminated the 2007 Authorization and approved a new stock repurchase plan that authorizes the repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013 (the “2010 Authorization”). Woodward purchased a total of 208 shares with an aggregate purchase price of $6,837 and 108 shares with an aggregate purchase price of $2,998 of its common stock under the 2010 Authorization in fiscal year 2011 and fiscal year 2010, respectively.
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
Provisions governing the outstanding awards are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). The 2006 Plan was approved by stockholders and became effective on January 25, 2006. No further grants will be made under the 2002 Plan. The 2006 Plan made 7,410 stock shares available for grants made on or after January 25, 2006, to members and directors of the Company, subject to annual award limits as specified in the 2006 Plan. In October 2008, Woodward granted restricted stock from treasury stock shares to eligible management employees of MPC pursuant to the 2006 Plan. There were 4,550 stock shares available for future grants as of September 30, 2011.

Stock-based compensation expense recognized was as follows:

	Year Ending September 30,
	2011	2010	2009
Employee stock-based compensation expense	$6,590	$6,686	$5,499

Stock options
Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, and generally with a four-year graded vesting schedule and term of 10 years.
The fair value of options granted was estimated on the date of grant using the Black-Scholes-Merton option-valuation model using the assumptions in the following table. The estimated dividend yield is based upon Woodward’s historical dividend practice and the market value of it common stock. The risk-free rate is based on the U.S. treasury yield curve, for periods within the contractual life of the stock option, at the time of grant.

	Year Ending September 30,
	2011	2010	2009
Expected term	5.8 - 8.7 years	6.5 years	7 years
Estimated volatility	48% - 54%	51.0%	43.0%
Estimated dividend yield	1.0% - 1.3%	1.4%	1.4%
Risk-free interest rate	1.8% - 2.6%	3.4%	3.1%
Weighted-average forfeiture rate	0% - 7.8%	7.9%	8.2%
Woodward calculates the expected term based upon historical experience of plan participants and represents the period of time that stock options granted are expected to be outstanding. Expected volatility is based on historical volatility using daily stock price observations. Historical company information is the primary basis for selection of the expected dividend yield. The risk-free rate is based on the U.S. treasury yield curve, for periods within the contractual life of the stock option, at the time of grant.
The weighted average grant date fair value of options granted follows:

	Year Ending September 30,
	2011	2010	2009
Weighted-average grant date fair value of options	$15.00	$11.04	$7.73

The following is a summary of the activity for stock option awards during the fiscal year ending September 30, 2011:

		Weighted-
		Average
	Number	Exercise Price
Balance at September 30, 2010	4,011	$16.87
Options granted	709	32.10
Options exercised	(451)	9.75
Options expired unexercised	(2)	32.73
Options forfeited	(39)	26.61

Balance at September 30, 2011	4,228	20.12

Exercise prices of stock options outstanding as of September 30, 2011 range from $6.15 to $35.00.
Changes in nonvested stock options during the fiscal year ending September 30, 2011 were as follows:

		Weighted-
		Average
	Number	Exercise Price
Balance at September 30, 2010	1,256	$23.37
Options granted	709	32.10
Options vested	(558)	23.57
Options forfeited	(39)	26.61

Balance at September 30, 2011	1,368	27.71

At September 30, 2011, there was $9,964 of unrecognized compensation cost related to nonvested stock options, which Woodward expects to recognize over a weighted-average period of approximately 2.5 years.
Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2011, were as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining Life	Intrinsic
	Number	Exercise Price	in Years	Value
Options outstanding	4,228	$20.12	5.5	$36,390
Options expected to vest	1,302	27.70	8.3	3,065
Options exercisable	2,860	16.44	4.2	33,130
Other information follows:

	Year Ending September 30,
	2011	2010	2009
Total fair value of stock options vested	$5,587	$3,786	$4,344
Total intrinsic value of options exercised	10,145	14,083	8,695
Cash received from exercises of stock options	4,402	6,084	3,922
Excess tax benefit realized from exercise of stock options	3,558	5,115	2,695
Restricted stock
In connection with Woodward’s acquisition of MPC Products, restricted stock awards were granted with a two-year graded vesting schedule. The restricted stock shares participated in dividends during the vesting period. The fair value of restricted stock granted were estimated using the closing price of Woodward common stock on the grant date. No restricted stock was issued prior to fiscal year 2009.
Changes in the restricted stock awards during the fiscal year ending September 30, 2011 were as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Number	per Share
Balance at September 30, 2010	70	$33.49
Shares granted	—	n/a
Shares vested	(70)	33.49
Shares forfeited	—	n/a

Balance at September 30, 2011	—	n/a

Note 20. Commitments and contingencies
Woodward has entered into operating leases for certain facilities and equipment with terms in excess of one year under agreements that expire at various dates. Some leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments. Future minimum rental payments required under these leases, excluding available option renewals, are as follows:

Year Ending September 30,
2012	$7,219
2013	5,583
2014	4,706
2015	3,620
2016	2,814
Thereafter	7,508

Total	$31,450

Rent expense for all operating leases totaled:

	Year Ending September 30,
	2011	2010	2009

Rent expense	$10,159	$9,604	$11,155
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

Year Ending September 30,
2012	$242,735
2013	9,383
2014	376
2015	5
2016	—
Thereafter	—

Total	$252,499

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
While the outcome of pending claims, proceedings and investigations cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material adverse effect on the Company’s liquidity, financial condition, or results of operations.

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
Note 21. Segment information
Effective with the Company’s September 30, 2011 financial reporting, Woodward completed a realignment of its reportable segments to correspond with senior management’s global strategic focus on the markets Woodward serves — the aerospace market and the energy market. Woodward serves these markets through its two reportable segments — Aerospace and Energy. All information in this Annual Report on Form 10-K, including comparative financial information, has been retrospectively revised to reflect the realignment of the reportable segments. Woodward uses reportable segment information internally to manage its business, including the assessment of business segment performance and decisions for the allocation of resources between segments.
Woodward’s Aerospace segment combines the aircraft propulsion portion of the former Turbine Systems business group, now referred to as the Aircraft Turbine Systems business group, with the Airframe Systems business group. Woodward’s Energy segment combines the industrial turbine portion of the former Turbine Systems business group, now referred to as the Industrial Turbomachinery Systems business group, with the Engine Systems and Electrical Power Systems business groups.
Woodward evaluates segment profit or loss based on internal performance measures for each segment in a given period. In connection with that assessment, Woodward excludes matters such as charges for restructuring costs, interest income and expense, and certain gains and losses from asset dispositions.
A summary of total segment net sales and consolidated earnings before income taxes follows:

	Year Ending September 30,
	2011	2010	2009
Segment external net sales:
Aerospace	$843,032	$769,379	$704,771
Energy	868,670	687,651	725,354

Total consolidated net sales	$1,711,702	$1,457,030	$1,430,125

Segment earnings:
Aerospace	$129,502	$112,171	$104,550
Energy	113,872	94,014	96,938

Total segment earnings	243,374	206,185	201,488
Nonsegment expenses	(30,942)	(22,434)	(46,514)
Interest expense, net	(24,865)	(28,876)	(32,498)

Consolidated earnings before income taxes	$187,567	$154,875	$122,476

Segment assets consist of accounts receivable, inventories, property, plant, and equipment — net, goodwill, and other intangibles — net. A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	At or for the year ending September 30,
	2011	2010	2009
Segment assets:
Aerospace	$1,036,797	$994,868	$1,042,956
Energy	569,929	461,900	439,167

Total segment assets	1,606,726	1,456,768	1,482,123
Unallocated corporate property, plant and equipment, net	8,556	6,111	6,857
Other unallocated assets	166,152	200,354	207,442

Consolidated total assets	$1,781,434	$1,663,233	$1,696,422

Segment depreciation and amortization:
Aerospace	$50,167	$50,611	$38,643
Energy	21,691	21,165	22,452

Total segment depreciation and amortization	71,858	71,776	61,095
Unallocated corporate amounts	3,535	3,840	2,853

Consolidated depreciation and amortization	$75,393	$75,616	$63,948

Segment capital expenditures:
Aerospace	$34,007	$13,744	$11,612
Energy	14,168	11,578	15,158

Total segment capital expenditures	48,175	25,322	26,770
Unallocated corporate amounts	80	2,782	2,177

Consolidated capital expenditures	$48,255	$28,104	$28,947

Sales to General Electric were made by all of Woodward’s reportable segments and totaled approximately 14% of net sales in fiscal year 2011, 15% of net sales in fiscal year 2010, and 17% of net sales in fiscal year 2009. Accounts receivable from General Electric totaled approximately 11% and 14% of accounts receivable at September 30, 2011 and 2010, respectively.
External net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

	Year Ending September 30,
	2011	2010	2009

United States	$874,791	$797,826	$730,545
Europe	473,054	377,094	406,910
Asia	264,493	191,761	188,958
Other countries	99,364	90,349	103,712

Consolidated external net sales	$1,711,702	$1,457,030	$1,430,125

Property, plant, and equipment — net by geographical area, as determined by the physical location of the assets, were as follows:

	At September 30,
	2011	2010
United States	$149,295	$135,826
Germany	28,385	29,340
Other countries	29,045	28,358

Consolidated property, plant and equipment	$206,725	$193,524

Note 22. Supplemental quarterly financial data (Unaudited)
Quarterly results for the fiscal years ending September 30, 2011 and September 30, 2010 follow:

	2011 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$365,075	$418,866	$438,467	$489,294
Gross margin (1)	103,898	126,346	134,026	149,279
Earnings before income taxes	31,475	46,487	50,855	58,750
Net Earnings:
Net earnings attributable to Woodward (2)	22,399	32,090	36,056	41,690
Net earnings attributable to noncontrolling interests	—	—	—	—
Earnings per share attributable to Woodward:
Basic earnings per share attributable to Woodward	0.33	0.47	0.52	0.61
Diluted earnings per share attributable to Woodward	0.32	0.46	0.51	0.60
Cash dividends per share	0.06	0.07	0.07	0.07

	2010 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$339,308	$349,352	$356,367	$412,003
Gross margin (1)	99,756	105,036	106,401	124,321
Earnings before income taxes	31,490	35,818	38,052	49,515
Net Earnings:
Net earnings attributable to Woodward (2)	22,356	24,068	31,745	32,675
Net earnings (losses) attributable to noncontrolling interests	90	108	120	—
Earnings per share attributable to Woodward:
Basic earnings per share attributable to Woodward	0.33	0.35	0.46	0.48
Diluted earnings per share attributable to Wooward	0.32	0.34	0.45	0.47
Cash dividends per share	0.06	0.06	0.06	0.06
Notes:
1.	Gross margin represents net sales less cost of goods sold excluding amortization expense.

2.	Woodward recognized $6,416 of benefit, in the third quarter of fiscal year 2010, related to favorable resolutions of prior year tax matters and the completion of certain internal revaluation assessments.

Quarterly results by segment for the fiscal years ending September 30, 2011 and September 30, 2010 follow:

	2011 Fiscal Quarters
	First	Second	Third	Fourth
External net sales:
Aerospace	$181,144	$204,945	$215,242	$241,701
Energy	183,931	213,921	223,225	247,593

Total	$365,075	$418,866	$438,467	$489,294

Segment earnings:
Aerospace	$19,914	$33,241	$35,402	$40,945
Energy	24,503	26,941	29,251	33,177

Total	$44,417	$60,182	$64,653	$74,122

Earnings reconciliation:
Total segment earnings	$44,417	$60,182	$64,653	$74,122
Nonsegment expenses	(6,564)	(7,481)	(7,554)	(9,343)
Interest expense, net	(6,378)	(6,214)	(6,244)	(6,029)

Consolidated earnings before income taxes	$31,475	$46,487	$50,855	$58,750

	2010 Fiscal Quarters
	First	Second	Third	Fourth
External net sales:
Aerospace	$180,384	$185,196	$191,150	$212,649
Energy	158,924	164,156	165,217	199,354

Total	$339,308	$349,352	$356,367	$412,003

Segment earnings:
Aerospace	$26,204	$26,678	$28,564	$30,725
Energy	18,837	21,659	22,425	31,093

Total	$45,041	$48,337	$50,989	$61,818

Earnings reconciliation:
Total segment earnings	$45,041	$48,337	$50,989	$61,818
Nonsegment expenses	(5,410)	(5,315)	(6,085)	(5,624)
Interest expense, net	(8,141)	(7,204)	(6,852)	(6,679)

Consolidated earnings before income taxes	$31,490	$35,818	$38,052	$49,515

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Thomas A. Gendron, Chief Executive Officer and President) and Principal Financial Officer (Robert F. Weber, Jr., Vice Chairman, Chief Financial Officer and Treasurer), as appropriate, to allow timely decisions regarding required disclosures.
Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Furthermore, there have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011, the end of the Company’s most recent fiscal year.
Deloitte & Touche, LLP, an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2011, as stated in their report included in “Item 9a — Controls and Procedures.”
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

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the third quarter of fiscal year 2011, we completed the IDS Acquisition as discussed in Note 4, Business acquisitions and dispositions, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. We considered the results of our pre-acquisition due diligence activities, the continuation by IDS of its established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities as part of our overall evaluation of disclosure controls and procedures as of September 30, 2011. The objectives of IDS’ established internal control over financial reporting was predominately associated with local statutory financial reporting. We are in the process of completing a more complete review of IDS’ internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Woodward. As a result of the timing of the acquisition and the changes that are anticipated to be made, and in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses, we are excluding IDS from the September 30, 2011 assessment of Woodward’s internal controls over financial reporting. IDS will be included in the September 30, 2012 assessment of Woodward’s internal controls over financial reporting. IDS accounted for approximately 3% of Woodward’s total assets at September 30, 2011. IDS accounted for less than 1% of Woodward’s total net sales for the year ending September 30, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Woodward, Inc.
Fort Collins, Colorado
We have audited the internal control over financial reporting of Woodward, Inc. and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Integral Drive Systems AG (“IDS”), which was acquired during the third quarter of fiscal year 2011. The financial statements of IDS constitute 3% of total assets and 1% of total net sales of the consolidated financial statement amounts as of and for the year ended September 30, 2011. Accordingly, our audit did not include the internal control over financial reporting at IDS. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2011 of the Company and our report dated November 16, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
November 16, 2011

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees — Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held January 25, 2012 and is incorporated herein by reference.
The information required by this item relating to our executive officers and other corporate officers is included under the caption “Executive Officers of the Registrant” in Item 1 of this report.
We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and our principal financial and accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is www.woodward.com, and the code of ethics may be found from our main Web page by clicking first on “Investors” and then on “Corporate Governance,” and then on “Woodward Codes of Business Conduct and Ethics.”
We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information to our Website, at the address and location specified above.

Item 11.	Executive Compensation
Information regarding executive compensation is under the captions “Board Meetings and Committees — Director Compensation,” “Board Meetings and Committees — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2012, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Woodward Stock,” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2012, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under “Board Meetings and Committees — Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held January 25, 2012 is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this annual report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders — Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders — Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2012, and is incorporated herein by reference.

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

3.3
Certificate of Amendment of the Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011 and incorporated herein by reference

3.4	Bylaws of Woodward, Inc., as amended and restated on January 26, 2011, filed as Exhibit 3.2 to Current Report on Form 8-K filed January 28, 2011 and incorporated herein by reference

† 10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000 (File No. 000-08408) and incorporated herein by reference

† 10.2	Summary Description of Management Incentive Plan, filed as Exhibit 10.2 to Annual Report on Form 10-K filed November 18, 2010 and incorporated by reference.

10.3	Note Purchase Agreement dated October 15, 2001, filed as Exhibit 4 to Quarterly Report on Form 10-Q filed February 8, 2002 (File No. 000-08408) and incorporated herein by reference

† 10.4	2002 Stock Option Plan, effective January 1, 2002, filed as Exhibit 10(iii) to Quarterly Report on Form 10-Q filed May 9, 2002 (File No. 000-08408) and incorporated herein by reference

† 10.5
Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Annual Report on Form 10-K filed December 9, 2002 (File No. 000-08408) and incorporated herein by reference

† 10.6	Summary of Non-Employee Director Meeting Fees and Compensation, filed as Exhibit 10.7 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

† 10.7	Material Definitive Agreement with Thomas A. Gendron, filed as Exhibit 10.9 to Annual Report on Form 10-K filed November 20, 2009 and incorporated herein by reference

† 10.8	Material Definitive Agreement with Robert F. Weber, Jr., filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 20, 2009 and incorporated herein by reference

† 10.9	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006 (File No. 333-133640) and incorporated herein by reference

*† 10.10	Amendment No. 1 to the Woodward Governor Company 2006 Omnibus Incentive Plan, effective as of January 26, 2011, filed as an exhibit

† 10.11	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Quarterly Report on Form 10-Q filed July 25, 2007 and incorporated herein by reference

† 10.12	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Current Report on Form 8-K filed November 21, 2007 and incorporated herein by reference

10.13	Second Amended and Restated Credit Agreement, filed as Exhibit 99.1 to Current Report on Form 8-K filed October 31, 2007 and incorporated herein by reference

† 10.14	Summary of Executive Officer Compensation, filed as Exhibit 10.16 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

† 10.15	Dennis Benning Post Retirement Relocation Agreement, filed as Exhibit 10.17 to Annual Report on Form 10-K filed November 29, 2007 and incorporated herein by reference

† 10.16	Dennis Benning Promotion Letter dated October 1, 2008, filed as Exhibit 10.18 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

† 10.17	Chad Preiss Promotion Letter dated October 1, 2008, filed as Exhibit 10.19 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

10.18
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

10.24
Term Loan Credit Agreement, dated April 3, 2009, by and among Woodward Governor Company, the institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed April 8, 2009 and incorporated herein by reference

10.25
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

† 10.27
Form of Change in Control Agreement for the Company’s named executive officers other than the Company’s principal executive officer and principal financial officer, filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 18, 2009 and incorporated herein by reference

† 10.28	Executive Benefit Plan, as amended and restated, filed as Exhibit 10.27 to Annual Report on Form 10-K filed November 18, 2010 (File No. 000-08408) and incorporated herein by reference

† 10.29
Dennis Benning Confirmation of Assignment Extension Letter dated November 17, 2010, filed as exhibit 10.28 to Annual Report on Form 10-K filed November 18, 2010 (Filed No. 000-08408) and incorporated herein by reference

† 10.30	James D. Rudolph Promotion Letter, dated February 10, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 27, 2011 and incorporated herein by reference

† 10.31	Mr. Martin V. Glass employment letter, dated April 27, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 26, 2011 and incorporated herein by reference

† 10.32	Sagar Patel employment letter, dated June 17, 2011, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed July 26, 2011 and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14 to Annual Report on Form 10-K filed on December 10, 2003 and incorporated herein by reference

* 18.1	Preference Letter issued by current Independent Registered Public Accounting Firm, filed as an exhibit

* 21.1	Subsidiaries, filed as an exhibit

* 23.1	Consent of current Independent Registered Public Accounting Firm, filed as an exhibit

* 31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit

* 31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit

* 32.1	Section 1350 certifications, filed as an exhibit

* 101.1
The following materials from Woodward, Inc.’s Annual Report on Form 10-K for the fiscal year ending September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, (vi) the Notes to Consolidated Financial Statements, and (vii) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

*	Filed as an exhibit

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: November 16, 2011	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 16, 2011	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Cohn	Director	November 16, 2011
John D. Cohn

/s/ Paul Donovan	Director	November 16, 2011
Paul Donovan

/s/ Thomas A. Gendron Thomas A. Gendron	Chairman of the Board and Director	November 16, 2011

/s/ John A. Halbrook	Director	November 16, 2011
John A. Halbrook

/s/ Michael H. Joyce	Director	November 16, 2011
Michael H. Joyce

/s/ Mary L. Petrovich	Director	November 16, 2011
Mary L. Petrovich

/s/ Larry E. Rittenberg	Director	November 16, 2011
Larry E. Rittenberg

/s/ James R. Rulseh	Director	November 16, 2011
James R. Rulseh

/s/ Ronald M. Sega	Director	November 16, 2011
Ronald M. Sega

/s/ Gregg C. Sengstack	Director	November 16, 2011
Gregg C. Sengstack

/s/ Michael T. Yonker	Director	November 16, 2011
Michael T. Yonker

WOODWARD, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the years ending September 30, 2011, 2010, and 2009

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other	Deductions	Balance at
Description	Year	Expenses	Accounts (a)	(b)	End of Year
Allowance for doubtful accounts:
Fiscal year 2011	$2,228	$1,028	$159	$(1,093)	$2,322
Fiscal year 2010	2,660	431	74	(937)	2,228
Fiscal year 2009	1,648	1,274	1,003	(1,265)	2,660
Notes:
(a)	Includes recoveries of accounts previously written off.

(b)	Represents accounts written off and foreign currency exchange rate adjustments. Currency translation adjustments resulted in a decrease in the reserve of $69 in fiscal year 2011, a decrease in the reserve of $37 in fiscal year 2010, and an increase in the reserve of $16 in fiscal year 2009.