Form 10-Q
period 2011-12-31
Woodward, Inc.
filed 2012-01-24
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
As of January 19, 2012, 69,035,581 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ending
	December 31,
	2011	2010

Net sales	$407,896	$365,075
Costs and expenses:
Cost of goods sold	284,410	261,177
Selling, general and administrative expenses	38,570	32,666
Research and development costs	30,794	23,738
Amortization of intangible assets	8,258	8,543
Interest expense	6,308	6,501
Interest income	(126)	(123)
Other (income) expense, net	(494)	1,098

Total costs and expenses	367,720	333,600

Earnings before income taxes	40,176	31,475
Income tax expense	11,760	9,076

Net earnings	$28,416	$22,399

Earnings per share (Note 3):
Basic earnings per share	$0.41	$0.33
Diluted earnings per share	$0.40	$0.32

Weighted Average Common Shares Outstanding (Note 3):
Basic	68,919	68,811
Diluted	70,393	70,181
Cash dividends per share paid to Woodward common stockholders	$0.07	$0.06
See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three-Months Ending
	December 31,
	2011	2010

Net earnings	$28,416	$22,399
Other comprehensive earnings:
Foreign currency translation adjustments	(8,381)	(2,380)
Tax changes on foreign currency translation adjustments	945	138

	(7,436)	(2,242)

Reclassification of realized losses on derivatives to earnings	45	59
Tax changes on derivative transactions	(17)	(22)

	28	37

Minimum retirement benefit liability foreign currency exchange rate changes	31	(28)

Total comprehensive earnings	$21,039	$20,166

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 31,	September 30,
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$50,380	$74,539
Accounts receivable, less allowance for losses of $2,663 and $2,322, respectively	251,995	297,614
Inventories	408,479	381,555
Income taxes receivable	4,276	2,456
Deferred income tax assets	39,400	38,270
Other current assets	28,430	23,359

Total current assets	782,960	817,793
Property, plant and equipment, net	207,306	206,725
Goodwill	460,945	462,282
Intangible assets, net	260,097	268,897
Deferred income tax assets	10,489	10,466
Other assets	14,566	15,271

Total assets	$1,736,363	$1,781,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$10,000	$—
Current portion of long-term debt	7,651	18,374
Accounts payable	106,418	123,453
Income taxes payable	7,828	5,440
Deferred income tax liability	800	74
Accrued liabilities	86,753	133,516

Total current liabilities	219,450	280,857
Long-term debt, less current portion	405,000	406,875
Deferred income tax liabilities	86,323	85,911
Other liabilities	87,390	88,694

Total liabilities	798,163	862,337

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	86,136	81,453
Accumulated other comprehensive (loss) earnings	(3,751)	3,626
Deferred compensation	4,642	4,581
Retained earnings	973,166	949,573

	1,060,299	1,039,339
Treasury stock at cost, 4,005 shares and 4,070 shares, respectively	(117,457)	(115,661)
Treasury stock held for deferred compensation, at cost, 314 shares and 315 shares, respectively	(4,642)	(4,581)

Total stockholders’ equity	938,200	919,097

Total liabilities and stockholders’ equity	$1,736,363	$1,781,434

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three-Months Ending
	December 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$28,416	$22,399
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,427	18,897
Net loss on sales of assets	8	12
Stock-based compensation	3,647	2,304
Excess tax benefits from stock-based compensation	(1,691)	(2,230)
Deferred income taxes	917	3,133
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	45	59
Changes in operating assets and liabilities:
Accounts receivable	43,739	24,256
Inventories	(29,436)	(31,514)
Accounts payable and accrued liabilities	(57,839)	(34,739)
Current income taxes	2,209	7,176
Retirement benefit obligations	(1,166)	(2,080)
Other	(4,948)	(496)

Net cash provided by operating activities	2,328	7,177

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(17,254)	(10,213)
Proceeds from sale of assets	60	2

Net cash used in investing activities	(17,194)	(10,211)

Cash flows from financing activities:
Cash dividends paid	(4,823)	(4,136)
Proceeds from sales of treasury stock	2,211	1,095
Payments for repurchases of common stock	(4,663)	(6,837)
Excess tax benefits from stock compensation	1,691	2,230
Borrowings on revolving lines of credit and short-term borrowings	74,821	26,693
Payments on revolving lines of credit and short-term borrowings	(64,858)	(46,275)
Payments of long-term debt	(12,589)	(12,589)

Net cash used in financing activities	(8,210)	(39,819)

Effect of exchange rate changes on cash and cash equivalents	(1,083)	(1,418)

Net change in cash and cash equivalents	(24,159)	(44,271)
Cash and cash equivalents at beginning of period	74,539	105,579

Cash and cash equivalents at end of period	$50,380	$61,308

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of shares				Stockholders’ equity
							Accumulated other comprehensive earnings
									Minimum	Total
				Treasury			Foreign		retirement	accumulated				Treasury
				stock held for		Additional	currency	Unrealized	benefit	other			Treasury	stock held for	Total
	Preferred	Common	Treasury	deferred	Common	paid-in	translation	derivative	liability	comprehensive (loss)	Deferred	Retained	stock at	deferred	stockholders’
	stock	stock	stock	compensation	stock	capital	adjustments	losses	adjustments	earnings	compensaton	earnings	cost	compensation	equity

Balances as of September 30, 2010	—	72,960	(4,223)	(356)	$106	$73,915	$23,152	$(627)	$(16,183)	$6,342	$4,888	$835,919	$(113,088)	$(4,888)	$803,194
Net earnings	—	—	—	—	—	—	—	—	—	—	—	22,399	—	—	22,399
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(4,136)	—	—	(4,136)
Purchases of treasury stock	—	—	(242)	—	—	—	—	—	—	—	—	—	(7,961)	—	(7,961)
Sales of treasury stock	—	—	252	—	—	(1,813)	—	—	—	—	—	—	4,034	—	2,221
Tax benefit attributable to exercise of stock options	—	—	—	—	—	2,230	—	—	—	—	—	—	—	—	2,230
Stock-based compensation	—	—	—	—	—	2,304	—	—	—	—	—	—	—	—	2,304
Purchases of stock by deferred compensation plan	—	—	1	(1)	—	13	—	—	—	—	46	—	—	(46)	13
Distribution of stock from deferred compensation plan	—	—	—	1	—	—	—	—	—	—	(11)	—	—	11	—
Foreign currency translation adjustments	—	—	—	—	—	—	(2,380)	—	—	(2,380)	—	—	—	—	(2,380)
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	59	—	59	—	—	—	—	59
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(28)	(28)	—	—	—	—	(28)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	138	(22)	—	116	—	—	—	—	116

Balances as of December 31, 2010	—	72,960	(4,212)	(356)	$106	$76,649	$20,910	$(590)	$(16,211)	$4,109	$4,923	$854,182	$(117,015)	$(4,923)	$818,031

Balances as of September 30, 2011	—	72,960	(4,070)	(315)	$106	$81,453	$22,103	$(484)	$(17,993)	$3,626	$4,581	$949,573	$(115,661)	$(4,581)	$919,097
Net earnings	—	—	—	—	—	—	—	—	—	—	—	28,416	—	—	28,416
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(4,823)	—	—	(4,823)
Purchases of treasury stock	—	—	(122)	—	—	—	—	—	—	—	—	—	(4,663)	—	(4,663)
Sales of treasury stock	—	—	186	—	—	(683)	—	—	—	—	—	—	2,849	—	2,166
Tax benefit attributable to exercise of stock options	—	—	—	—	—	1,691	—	—	—	—	—	—	—	—	1,691
Stock-based compensation	—	—	—	—	—	3,647	—	—	—	—	—	—	—	—	3,647
Purchases of stock by deferred compensation plan	—	—	1	(1)	—	28	—	—	—	—	72	—	18	(72)	46
Distribution of stock from deferred compensation plan	—	—	—	2	—	—	—	—	—	—	(11)	—	—	11	—
Foreign currency translation adjustments	—	—	—	—	—	—	(8,381)	—	—	(8,381)	—	—	—	—	(8,381)
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	45	—	45	—	—	—	—	45
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	31	31	—	—	—	—	31
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	945	(17)	—	928	—	—	—	—	928

Balances as of December 31, 2011	—	72,960	(4,005)	(314)	$106	$86,136	$14,667	$(456)	$(17,962)	$(3,751)	$4,642	$973,166	$(117,457)	$(4,642)	$938,200

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 1. Basis of presentation
The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2011 and for the three-months ending December 31, 2011 and December 31, 2010, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2011, and the results of operations, cash flows, and changes in stockholders’ equity for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2011 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended. The results of operations for the three-months ending December 31, 2011 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.
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
Management is required to use estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements. Significant estimates in these Condensed Consolidated Financial Statements include allowances for losses, net realizable value of inventories, warranty reserves, percentage complete on long-term contracts, cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, and contingencies. Actual results could vary materially from Woodward’s estimates.
Woodward serves two significant markets — the aerospace market and the energy market. In order to better serve these markets, Woodward completed a realignment of its reportable segments at September 30, 2011 and now reports its financial results through two reportable segments — Aerospace and Energy. The Aerospace segment combines the aircraft propulsion portion of the former Turbine Systems business group, now referred to as the Aircraft Turbine Systems business group, with the Airframe Systems business group. The Energy segment combines the industrial turbine portion of the former Turbine Systems business group, now referred to as the Industrial Turbomachinery Systems business group, with the Engine Systems and Electrical Power Systems business groups.
Prior period information has been revised to be consistent with the Company’s current reportable segment structure, which is based upon how it managed its business as of September 30, 2011 and during the first quarter of fiscal year 2012.
Note 2. Recent accounting pronouncements
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).
In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to its carrying amount including goodwill, must be followed. If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required. A company may choose to use the qualitative assessment on none, some, or all if its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. Woodward does not anticipate that the adoption of ASU 2011-08 will have a material impact on Woodward’s Condensed Consolidated Financial Statements.

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 3. Earnings per share
Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding for the period.
Diluted earnings per share reflects the weighted average number of shares outstanding after the assumed conversion of all dilutive securities.
The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ending
	December 31,
	2011	2010
Numerator:
Net earnings	$28,416	$22,399

Denominator:
Basic shares outstanding	68,919	68,811
Dilutive effect of stock options	1,474	1,370

Diluted shares outstanding	70,393	70,181

Income per common share:
Basic earnings per share	$0.41	$0.33

Diluted earnings per share	$0.40	$0.32

The following stock option grants were outstanding during the three-months ending December 31, 2011 and 2010, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ending
	December 31,
	2011	2010

Options	638	5

Weighted-average option price	$32.11	$29.08

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ending
	December 31,
	2011	2010

Weighted-average treasury stock shares held for deferred compensation obligations	315	356

WOODWARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 4. Business acquisitions
IDS Acquisition
During the third quarter of fiscal year 2011, Woodward acquired all of the outstanding stock of Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”), and the assets of IDS’ business in China (collectively, the “IDS Acquisition”) for an aggregate purchase price of approximately $48,412. The purchase price remains subject to certain customary post-closing adjustments, which the Company is currently in negotiations with the seller of IDS.
IDS is a developer and manufacturer of innovative power electronic systems predominantly in utility scale wind turbines and photovoltaic power plants. Additionally, IDS offers key products in power distribution and marine propulsion systems. In addition to wind turbines and photovoltaic plants, its products are used in offshore oil and gas platforms, energy storage and distribution systems, and a variety of industrial applications. IDS has been integrated into Woodward’s Energy segment.
The Company believes the IDS Acquisition expands its presence in wind converter offerings and reduces its time to market with expansion of solar energy, energy storage, and marine drives. Goodwill recorded in connection with the IDS Acquisition, which is not deductible for income tax purposes, represents the estimated value of such future opportunities, the value of potential expansion with new customers, the opportunity to further develop sales opportunities with new and acquired IDS customers, and anticipated synergies expected to be achieved through the integration of IDS into Woodward’s Energy segment.
Woodward has completed the valuations of all acquired assets and assumed liabilities, except goodwill and any assets or liabilities that may be impacted by finalization of the purchase price.
As of December 31, 2011, an amount of $7,736 paid in connection with the IDS Acquisition was deposited into escrow accounts to secure Woodward’s ability to recover any amounts owed to Woodward by the sellers as a result of customary indemnities related to representations and warranties made by the sellers. Funds held in escrow will only be released to the sellers as specified in the related purchase agreements. The preliminary purchase price of the IDS Acquisition is as follows:

Cash paid to sellers	$48,412
Less cash acquired	(1,251)

Total estimated purchase price	47,161
Less marketable securities acquired	(8,463)

Estimated price paid for business assets	$38,698

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

WOODWARD, INC.
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

There were no changes to the values of assets acquired and liabilities assumed during the three-months ending December 31, 2011. The fair value of warranty liabilities assumed represents the estimated costs to provide service for contractual warranty obligations on products sold by IDS and IDS’s business in China prior to the IDS Acquisition. The fair value of “Other tax — noncurrent” represents the estimated value of gross unrecognized tax benefits assumed.
In connection with the IDS Acquisition, Woodward acquired various marketable securities, which are not classified as cash equivalents under U.S. GAAP. These marketable securities were sold during the fiscal quarter ended June 30, 2011 and reinvested into cash and cash equivalents consistent with Woodward’s internal investment and risk management policies. Losses on the sale of marketable securities were included in “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings for the fiscal quarter ended June 30, 2011.
Also, in connection with the IDS Acquisition, Woodward assumed the net postretirement benefit obligations of five Swiss statutory retirement plans which are considered to be defined benefit plans under U.S. GAAP.
A summary of the intangible assets acquired, weighted average useful lives, and amortization methods follows:

		Weighted
		Average Useful	Amortization
	Amount	Life	Method

Customer relationships	$3,452	9 years	Straight-line
Process technology	7,752	8.5 years	Straight-line
Other	678	2.5 years	Straight-line

Total	$11,882	8 years

The operating results of the IDS Acquisition are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings beginning April 15, 2011. Pro forma financial disclosures have not been presented as the IDS Acquisition was not significant to Woodward’s financial position or results of operations.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 5. Financial instruments and fair value measurements
The estimated fair values of Woodward’s financial instruments were as follows:

	At December 31, 2011		At September 30, 2011
	Estimated Fair		Estimated Fair
	Value	Carrying Cost	Value	Carrying Cost

Cash and cash equivalents	$50,380	$50,380	$74,539	$74,539
Investments in deferred compensation program	6,666	6,666	5,855	5,855
Short-term borrowings	(10,000)	(10,000)	—	—
Long-term debt, including current portion	(466,371)	(412,651)	(482,776)	(425,246)
The fair values of cash and cash equivalents, which include investments in money market funds and reverse repurchase agreements for the overnight investment of excess cash in U.S. government and government agency obligations, are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and market interest rates. Woodward’s cash and cash equivalents include funds deposited or invested in the U.S. and overseas that are not insured by the Federal Deposit Insurance Corporation (“FDIC”). Woodward believes that its deposited and invested funds are held by or invested with credit worthy financial institutions or counterparties.
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
The fair value of long-term debt at fixed interest rates was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity. The weighted-average interest rates used to estimate the fair value of long-term debt at fixed interest rates were as follows:

	December 31,	September 30,
	2011	2011

Weighted-average interest rate used to estimate fair value	2.6%	2.6%
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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value. Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011.

	At December 31, 2011				At September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$28	$—	$—	$28	$10,823	$—	$—	$10,823
Equity securities	6,666	—	—	6,666	5,855	—	—	5,855

Total financial assets	$6,694	$—	$—	$6,694	$16,678	$—	$—	$16,678

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
Derivatives in foreign currency relationships
Woodward did not enter into any hedging transactions during the three-months ending December 31, 2011 or 2010 and was not a party to any derivative instruments as of December 31, 2011 or September 30, 2011.
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
The objective of this derivative instrument, which was not designated as accounting hedge, was to limit the risk of foreign currency exchange rate fluctuations on certain short-term intercompany loan balances.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The following table discloses the remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with terminated derivative instruments that were previously entered into by the Company:

	December 31,	September 30,
	2011	2011
Derivatives designated as hedging instruments	Unrecognized Gain (Loss)
Classified in accumulated other comprehensive earnings	$(736)	$(781)
Classified in current and long-term debt	—	3

	$(736)	$(778)

The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ending December 31, 2011			Three-Months Ending December 31, 2010
				Amount of			Amount of
		Amount of	Amount of	(Gain) Loss	Amount of	Amount of	(Gain) Loss
		(Income)	(Gain) Loss	Reclassified	(Income)	(Gain) Loss	Reclassified
	Location of (Gain)	Expense	Recognized in	from	Expense	Recognized in	from
	Loss	Recognized in	Accumulated	Accumulated	Recognized in	Accumulated	Accumulated
	Recognized in	Earnings on	OCI on	OCI into	Earnings on	OCI on	OCI into
Derivatives in:	Earnings	Derivative	Derivative	Earnings	Derivative	Derivative	Earnings
Fair value hedging relationships	Interest expense	$(3)	$—	$—	$(19)	$—	$—
Cash flow hedging relationships	Interest expense	45	—	45	59	—	59
Foreign currency relationships	Other (income) expense	—	—	—	1,612	—	—

		$42	$—	$45	$1,652	$—	$59

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of December 31, 2011, Woodward expects to reclassify $171 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.
Note 7. Supplemental statements of cash flows information

	Three-Months Ending
	December 31,
	2011	2010
Interest paid, net of amounts capitalized	$12,350	$12,784
Income taxes paid	8,175	3,587
Income tax refunds received	34	5,864

Non-cash activities:
Purchases of property, plant and equipment on account	1,393	926
Cashless exercise of stock options	—	1,124
Reduction of accounts receivable and short-term borrowing due to the settlement of accounts receivable previously sold with recourse	—	1,706
Reduction to goodwill due to favorable resolution of lease termination recorded in restructuring reserve	—	103
Payment of director fees through issuance of treasury stock	—	15

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 8. Inventories

	December 31,	September 30,
	2011	2011

Raw materials	$53,415	$43,172
Work in progress	90,409	108,718
Component parts and finished goods	264,655	229,665

	$408,479	$381,555

Note 9. Property, plant, and equipment — net

	December 31,	September 30,
	2011	2011

Land	$14,657	$14,823
Buildings and improvements	193,286	177,637
Leasehold improvements	19,135	18,765
Machinery and production equipment	264,978	265,898
Computer equipment and software	65,808	66,149
Other	24,903	25,191
Construction in progress	38,616	44,975

	621,383	613,438
Less accumulated depreciation	(414,077)	(406,713)

Property, plant and equipment, net	$207,306	$206,725

	Three-Months Ending
	December 31,
	2011	2010

Depreciation expense	$10,169	$10,354

During fiscal year 2010, Woodward began construction of a new 48,000 square foot system test facility in Rockford, Illinois. In the first quarter of fiscal year 2012, Woodward placed into service assets totaling $16,738 associated with the new system test facility, the majority of which went into “Buildings and improvements.” As of December 31, 2011 $4,503 remained in construction in progress and is expected to be placed into service by the end of fiscal year 2012. The facility, which houses numerous environmental system test cells and a vibration lab, will support, among other development projects, Woodward’s Aerospace segment development efforts of next generation fuel systems for aircraft turbines.
At December 31, 2011 and September 30, 2011, Woodward recognized as construction in progress $14,111 and $11,827, respectively, of costs associated with the development of a new Enterprise Resource Planning (“ERP”) system for a group within its Aerospace segment, including capitalized interest of $627 and $432, respectively.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
For the three-months ending December 31, 2011 and December 31, 2010, Woodward had capitalized interest that would have otherwise been included in interest expense as follows:

	Three-Months Ending
	December 31,
	2011	2010

Capitalized interest	$304	$198

Note 10. Goodwill

		Effects of
		Foreign
	September 30,	Currency	December 31,
	2011	Translation	2011
Aerospace	$356,525	$(43)	$356,482
Energy	105,757	(1,294)	104,463

Consolidated	$462,282	$(1,337)	$460,945

Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the impairment tests, Woodward identifies reporting units in accordance with U.S. GAAP. The impairment tests consist of comparing the implied fair value of each identified reporting unit with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.
Woodward completed its annual goodwill impairment test as of July 31, 2011 during the quarter ended September 30, 2011. As a part of that test, the fair value of each of Woodward’s reporting units was determined using a discounted cash flow method. This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, operating earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, operating earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five or ten-year period. These projections are adjusted to reflect economic conditions and the demand for certain products and require considerable management judgment.
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
As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business at a reporting unit level in assessing goodwill recoverability. There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain reporting units, the period or strength of the current economic recovery, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 11. Other intangibles — net

	December 31, 2011			September 30, 2011
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationships:
Aerospace	$205,162	$(46,060)	$159,102	$205,171	$(41,652)	$163,519
Energy	41,797	(24,398)	17,399	41,991	(23,696)	18,295

Total	$246,959	$(70,458)	$176,501	$247,162	$(65,348)	$181,814

Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Energy	20,007	(12,197)	7,810	20,162	(11,918)	8,244

Total	$20,007	$(12,197)	$7,810	$20,162	$(11,918)	$8,244

Process technology:
Aerospace	$71,687	$(16,689)	$54,998	$71,691	$(15,380)	$56,311
Energy	23,184	(8,144)	15,040	23,451	(7,657)	15,794

Total	$94,871	$(24,833)	$70,038	$95,142	$(23,037)	$72,105

Other intangibles:
Aerospace	$39,633	$(35,456)	$4,177	$39,635	$(34,655)	$4,980
Energy	2,545	(974)	1,571	2,621	(867)	1,754

Total	$42,178	$(36,430)	$5,748	$42,256	$(35,522)	$6,734

Total intangibles:
Aerospace	$316,482	$(98,205)	$218,277	$316,497	$(91,687)	$224,810
Energy	87,533	(45,713)	41,820	88,225	(44,138)	44,087

Consolidated Total	$404,015	$(143,918)	$260,097	$404,722	$(135,825)	$268,897

	Three-Months Ending
	December 31,
	2011	2010

Amortization expense	$8,258	$8,543

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:

2012 (remaining)	$24,508
2013	30,521
2014	27,370
2015	24,861
2016	23,493
Thereafter	129,344

$260,097

Note 12. Credit facilities, short-term borrowings and long-term debt
As of December 31, 2011, Woodward had a $225,000 revolving credit facility related to unsecured financing arrangements with a syndicate of U.S. banks. The revolving credit facility agreement provided for an option to increase available borrowings to $350,000, subject to the lenders’ participation, and had an expiration date of October 2012. The interest rate on borrowings under the revolving credit facility agreement varied with LIBOR, the federal funds rate, or the prime rate. There was $10,000 of outstanding borrowings on this revolving credit facility as of December 31, 2011, at an effective interest rate of 0.75%, and no outstanding borrowings as of September 30, 2011.
On January 4, 2012, the $225,000 revolving credit facility was amended and restated by the Third Amended and Restated Credit Agreement (the “Amended and Restated Revolver Agreement”) entered into between Woodward and a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The Amended and Restated Revolver Agreement extends the existing revolving credit facility’s maturity to January 2017. The borrowing capacity has been increased from $225,000 to $400,000 and the option, subject to the lenders’ participation, to expand the commitment has increased from $125,000 to $200,000, for a total borrowing capacity of up to $600,000. Borrowings under the Amended and Restated Revolver Agreement generally bear interest at LIBOR plus 0.95% to 1.525%. The Amended and Restated Revolver Agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $30,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder. In addition, the Amended and Restated Revolver Agreement increases the minimum required consolidated net worth of Woodward to a base of $725,000, plus 50% of Woodward’s positive net income for the prior fiscal year and plus 50% of Woodward’s net cash proceeds resulting from certain issuances of stock, subject to certain adjustments. Woodward also made amendments to its existing Term Loan Credit Agreement, dated as of October 1, 2008 (the “Term Loan Agreement”), that provided for certain changes to, among other things, the affirmative, negative and financial covenants of the Term Loan Agreement consistent with the covenant provisions in the Amended and Restated Revolver Agreement.
Woodward’s obligations under the Amended and Restated Revolver Agreement and the Term Loan Agreement are guaranteed by Woodward FST, Inc., MPC Products Corporation and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.
In connection with the Amended and Restated Revolver Agreement, Woodward has incurred approximately $2,100 in financing costs which are deferred and will be amortized using the straight-line method over the life of the agreement. The remaining $100 of deferred financing costs incurred in connection with the prior $225,000 revolving credit facility were expensed in the first quarter of fiscal 2012 and were included in “Interest expense” in the Condensed Consolidated Statements of Earnings.
Management believes that Woodward was in compliance with all its debt covenants at December 31, 2011.
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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Short-term borrowings of $10,000 and $0 were outstanding as of December 31, 2011 and September 30, 2011, respectively.
Note 13. Accrued liabilities

	December 31,	September 30,
	2011	2011

Salaries and other member benefits	$29,633	$70,965
Current portion of restructuring and other charges	2,414	2,489
Warranties	13,502	14,083
Interest payable	5,545	11,611
Accrued retirement benefits	2,551	2,560
Deferred revenues	5,151	8,160
Taxes, other than income	11,009	5,097
Other	16,948	18,551

	$86,753	$133,516

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

Warranties, September 30, 2011	$14,083
Increases to accruals related to warranties during the period	473
Settlements of amounts accrued	(805)
Foreign currency exchange rate changes	(249)

Warranties, December 31, 2011	$13,502

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The summary of the activity in accrued restructuring charges during the three-months ending December 31, 2011 is as follows:

	Three-Months Ending
	December 31, 2011
	Restructuring	Business
	Charges	Acquisitions	Total
Accrued restructuring charges, September 30, 2011	$365	$2,544	$2,909
Payments	(109)	(45)	(154)
Non-cash adjustments	6	—	6
Foreign currency exchange rates	(1)	—	(1)

Accrued restructuring charges, December 31, 2011	$261	$2,499	$2,760

Other liabilities included the following amounts of accrued restructuring charges not expected to be settled within twelve months:

	December 31,	September 30,
	2011	2011

Non-current accrued restructuring charges	$346	$420
Note 14. Other liabilities

	December 31,	September 30,
	2011	2011
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$61,678	$61,994
Uncertain tax positions, net of offsetting benefits (Note 16)	14,606	14,078
Other	11,106	12,622

	$87,390	$88,694

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 15. Other (income) expense, net

	Three-Months Ending
	December 31,
	2011	2010
Net loss on sale of assets	$8	$12
Rent income	(128)	(181)
Net gain on investments in deferred compensation program	(369)	(335)
Net expense recognized in earnings on foreign currency derivatives (Note 6)	—	1,612
Other	(5)	(10)

	$(494)	$1,098

For additional information regarding “Net expense recognized in earnings on foreign currency derivatives” refer to Note 6, Derivative instruments and hedging activities.
Note 16. Income taxes
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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ending
	December 31,
	2011	2010

Earnings before income taxes	$40,176	$31,475
Income tax expense	11,760	9,076
Effective tax rate	29.3%	28.8%
Income taxes for the three-months ending December 31, 2010 included an expense reduction of $1,890 related to the retroactive extension of the U.S. research and experimentation tax credit.
Worldwide unrecognized tax benefits were as follows:

	December 31,	September 30,
	2011	2011

Gross liability	$17,470	$16,931
Amount that would impact Woodward’s effective tax rate, if recognized, net of expected offsetting adjustments	14,606	14,078
At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $642 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.
Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of the following:

	December 31,	September 30,
	2011	2011

Accured interest and penalties	$2,164	$1,989
Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2004 and forward. Woodward has been subject to U.S. Federal income tax examinations for fiscal years through 2008. Woodward is subject to U.S. state income tax examinations for fiscal years 2007 and forward.
Note 17. Retirement benefits
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
U.S. GAAP requires that, for obligations outstanding as of September 30, 2011, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ending December 31,
	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Service cost	$883	$858	$287	$222	$1,170	$1,080
Interest cost	1,454	1,412	569	555	2,023	1,967
Expected return on plan assets	(1,752)	(1,673)	(645)	(619)	(2,397)	(2,292)
Amortization of:
Net actuarial (gain) loss	131	78	167	221	298	299
Prior service cost (benefit)	19	19	(2)	(2)	17	17

Net periodic retirement pension (benefit) cost	$735	$694	$376	$377	$1,111	$1,071

Contributions	$150	$—	$1,881	$2,702	$2,031	$2,702

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ending
	December 31,
	2011	2010

Service cost	$17	$23
Interest cost	449	493
Amortization of:
Net actuarial (gain) loss	23	32
Prior service cost (benefit)	(137)	(218)

Net periodic other postretirement (benefit) cost	$352	$330

Contributions	$501	$777

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal 2012 may differ from the current estimate. Woodward estimates its remaining cash contributions in fiscal year 2012 will be as follows:

Retirement pension benefits:
United States	$450
United Kingdom	1,315
Japan	—
Switzerland	191
Other postretirement benefits	4,209
Note 18. Stock-based compensation
Stock options
Woodward’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which has been approved by Woodward’s stockholders, provides for the grant of up to 7,410 stock options to its members and directors. Woodward believes that such awards better align the interest of its members with those of its stockholders. Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, and generally with a four-year vesting schedule at a vesting rate of 25% per year and a term of 10 years.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
The fair value of options granted was estimated on the date of grant using the Black-Scholes-Merton option-valuation model using the assumptions in the following table. Woodward calculates the expected term based upon historical experience of plan participants and it represents the period of time that stock options granted are expected to be outstanding. Expected volatility is based on historical volatility using daily stock price observations. The estimated dividend yield is based upon Woodward’s historical dividend practice and the market value of its common stock. The risk-free rate is based on the U.S. treasury yield curve, for periods within the contractual life of the stock option, at the time of grant.

Three-Months Ending
December 31,
	2011	2010
Expected term	5.9 – 8.5 years	5.8 – 8.7 years
Estimated volatility	48.9% – 52.8%	48.0% – 54.0%
Estimated dividend yield	0.8% – 1.1%	1.1% – 1.3%
Risk-free interest rate	1.3% – 1.6%	1.9% – 2.6%
The following is a summary of the activity for stock option awards during the three-months ending December 31, 2011:

	Three-Months Ending
	December 31, 2011
		Weighted-
		Average
		Exercise
	Number of	Price per
	options	Share
Balance at September 30, 2011	4,228	$20.12
Options granted	825	25.59
Options exercised	(185)	11.70
Options forfeited	(10)	26.83

Balance at December 31, 2011	4,858	$21.34

Changes in nonvested stock options during the three-months ending December 31, 2011 were as follows:

	Three-Months Ending
	December 31, 2011
		Weighted-
		Average
		Exercise
	Number of	Price per
	options	Share
Balance at September 30, 2011	1,368	$27.71
Options granted	825	25.59
Options vested	(472)	27.40
Options forfeited	(8)	26.83

Balance at December 31, 2011	1,713	$26.80

As of December 31, 2011, there was approximately $14,000 of total unrecognized compensation cost, which assumes a weighted-average forfeiture rate of 7.0%, related to non-vested stock-based compensation arrangements granted under the 2002 Stock Option Plan (for which no further grants will be made) and the 2006 Plan. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2011 were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining Life	Aggregate
	Number	Exercise Price	in Years	Intrinsic Value
Options outstanding	4,858	$21.34	6.1	$95,155
Options vested and exercisable	3,145	18.37	4.6	70,954
Options vested and expected to vest	4,668	21.11	6.0	92,516
Note 19. Commitments and contingencies
Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workman’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations. Woodward has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. Legal costs are expensed as incurred and are classified in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Earnings.
Woodward is partially self-insured in the U.S. for healthcare and workman’s compensation up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities.
While the outcome of pending claims, proceedings and investigations cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material effect on Woodward’s liquidity, financial condition, or results of operations.
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
Note 20. Segment information
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
The accounting policies of the reportable segments are the same as those of the Company. Woodward evaluates segment profit or loss based on internal performance measures for each segment in a given period. In connection with that assessment, Woodward excludes matters such as charges for restructuring costs, interest income and expense, and certain gains and losses from asset dispositions.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ending
	December 31,
	2011	2010
Segment external net sales:
Aerospace	$193,226	$181,144
Energy	214,670	183,931

Total consolidated net sales	$407,896	$365,075

Segment earnings:

Aerospace	$27,060	$19,914
Energy	26,725	24,503

Total segment earnings	53,785	44,417
Nonsegment expenses	(7,427)	(6,564)
Interest expense, net	(6,182)	(6,378)

Consolidated earnings before income taxes	$40,176	$31,475

Segment assets consist of accounts receivable, inventories, property, plant and equipment - net, goodwill, and other intangibles — net. A summary of consolidated total assets by segment follows:

	December 31,	September 30,
	2011	2011
Segment assets:
Aerospace	$1,020,158	$1,036,797
Energy	554,219	569,929

Total segment assets	1,574,377	1,606,726
Unallocated corporate property, plant and equipment, net	11,099	8,556
Other unallocated assets	150,887	166,152

Consolidated total assets	$1,736,363	$1,781,434

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)
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
Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:
•	a decline in business with, or financial distress of, our significant customers;
•	the instability in the financial markets, sovereign credit rating downgrades and uncertainty surrounding European sovereign and other debt defaults, and prolonged unfavorable economic and other industry conditions;
•	our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;
•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;
•	our ability to implement, and realize the intended effects of, our restructuring efforts;
•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;
•	our ability to manage our expenses and product mix while responding to sales increases or decreases;
•	the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;

•	the success of, or expenses associated with, our product development activities;
•	our ability to integrate acquisitions and manage costs related thereto;
•	our debt obligations, our debt service requirements, and our ability to operate our business, pursue business strategies and incur additional debt in light of covenants contained in our outstanding debt agreements;
•	risks related to our U. S. Government contracting activities;
•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;
•	future subsidiary results or changes in domestic or international tax statutes;
•	environmental liabilities related to manufacturing activities;
•	our continued access to a stable workforce and favorable labor relations with our employees;
•	the geographical location of a significant portion of our Aerospace business in California, which historically has been susceptible to natural disasters;
•	our ability to successfully manage regulatory, tax, and legal matters (including product liability, patent, and intellectual property matters);
•	liabilities resulting from legal and regulatory proceedings, inquiries, or investigations by private or U.S. Government persons or entities;
•	risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates, and changes in the legal and regulatory environments of countries in which we operate;
•	fair value of defined benefit plan assets and assumptions used in determining our retirement pension and other postretirement benefit obligations and related expenses including, among others, discount rates and investment return on pension assets; and
•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.
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
This discussion should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Annual Report on Form 10-K filed with the SEC and the Condensed Consolidated Financial Statements and Notes included therein and in this report.
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
EBIT and EBITDA for the three-months ending December 31, 2011 and December 31, 2010 were as follows:

	Three-Months Ending
	December 31,
	2011	2010

Net earnings	$28,416	$22,399
Income taxes	11,760	9,076
Interest expense	6,308	6,501
Interest income	(126)	(123)

EBIT	46,358	37,853
Amortization of intangible assets	8,258	8,543
Depreciation expense	10,169	10,354

EBITDA	$64,785	$56,750

Free cash flow for the three-months ending December 31, 2011 and December 31, 2010 was as follows:

	Three-Months Ending
	December 31,
	2011	2010

Net cash provided by operating activities	$2,328	$7,177
Capital expenditures	(17,254)	(10,213)

Free cash flow	$(14,926)	$(3,036)

OVERVIEW
Operational Highlights
Net sales for the first quarter of fiscal 2012 were $407,896, an increase of 11.7% from $365,075 for the first quarter of the prior fiscal year. Net sales growth as compared to the first quarter of fiscal 2011 was across both of our segments and reflects continued strength in our markets.
Net earnings for the first quarter of fiscal 2012 were $28,416, or $0.40 per diluted share, compared to $22,399, or $0.32 per diluted share, for the first quarter of fiscal 2011. Net earnings for the first quarter of fiscal 2011 included a charge of approximately $2,300, or $.03 per share, net of approximately $1,300 tax benefit, related to workman’s compensation costs.
EBIT for the first quarter of fiscal 2012 was $46,358, up 22.5% from $37,853 in the same period of fiscal 2011. EBIT for the first quarter of fiscal 2011 was negatively affected by approximately $3,600 related to the workman’s compensation charge. The current quarter EBIT was positively impacted by increased volumes, partially offset by increased research and development costs, reflecting increased investment in awarded programs.
Historically, sales in the first quarter have generally been lower than the final three quarters of the fiscal year due to the observance of various holidays and scheduled plant shutdowns for annual maintenance, as well as variability in customer buying patterns.

Liquidity Highlights
Net cash provided by operating activities for the first quarter of fiscal 2012 was $2,328 compared to net cash provided by operating activities of $7,177 for the same period of fiscal 2011, primarily reflecting increased payments of variable compensation in the current year and increased utilization of working capital to support our sales growth.
Negative free cash flow for the first quarter of fiscal 2012 was $14,926 compared to negative free cash flow of $3,036 for the same period of fiscal 2011, due mainly to increased payments of variable compensation in the current year’s first quarter as compared to the prior year’s first quarter and our continuing investment in capital expenditures and working capital utilization. EBITDA increased $8,035 to $64,785 for the first quarter of fiscal 2012 from $56,750 for the same period of fiscal 2011, primarily due to increased net earnings.
Our prior $225,000 revolving credit facility had an expiration date of October 2012. On January 4, 2012, we amended and restated our $225,000 revolving credit facility by entering into a Third Amended and Restated Credit Agreement (the “Amended and Restated Revolver Agreement”) with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The Amended and Restated Revolver Agreement extends the existing revolving credit facility’s maturity to January 2017. The borrowing capacity has been increased from $225,000 to $400,000 and the option, subject to the lenders’ participation, to expand the commitment has increased from $125,000 to $200,000, for a total borrowing capacity of up to $600,000.
At December 31, 2011, we held $50,380 in cash and cash equivalents, and had total outstanding debt of $422,651 with additional borrowing availability of $209,792 under our revolving credit facility, net of outstanding letters of credit. There was additional borrowing capacity of $20,750 under various foreign credit facilities. If the Amended and Restated Revolver Agreement had been in place at December 31, 2011, our additional borrowing availability under our revolving credit facility, net of outstanding letters of credit, would have been $384,792.
RESULTS OF OPERATIONS
The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ending
		% of		% of
	December	Net	December	Net
	31, 2011	Sales	31, 2010	Sales
Net sales	$407,896	100.0%	$365,075	100.0%
Cost of goods sold	284,410	69.7	261,177	71.5
Selling, general, and administrative expenses	38,570	9.5	32,666	8.9
Research and development costs	30,794	7.5	23,738	6.5
Amortization of intangible assets	8,258	2.0	8,543	2.3
Interest expense	6,308	1.5	6,501	1.8
Interest income	(126)	(0.0)	(123)	(0.0)
Other (income) expense, net	(494)	(0.1)	1,098	0.3

Consolidated costs and expenses	367,720	90.2	333,600	91.4

Earnings before income taxes	40,176	9.8	31,475	8.6
Income tax expense	11,760	2.9	9,076	2.5

Net earnings	$28,416	7.0%	$22,399	6.1%

Other select financial data:

	December 31,	September 30,
	2011	2011
Working capital	$563,510	$536,936
Short-term borrowings	10,000	—
Total debt	422,651	425,249
Total stockholders’ equity	938,200	919,097

Net Sales
Consolidated net sales for the first quarter of fiscal 2012 increased by $42,821, or 11.7%, compared to the same period in fiscal 2011. Details of the changes in consolidated net sales are as follows:

Three-Month
Period
Consolidated net sales for the period ending December 31, 2010	$365,075
Aerospace volume changes	7,702
Energy volume changes	29,849
Price changes	4,925
Effects of changes in foreign currency rates	345

Consolidated net sales for the period ending December 31, 2011	$407,896

The increase in net sales for the first quarter of fiscal 2012 was primarily attributable to sales volume increases across both of our segments.
Price changes: Increases in selling prices were driven primarily by price increases in our Aerospace markets. Selling prices in the Energy segment remained relatively flat, consistent with prevailing market conditions.
Foreign currency exchange rates: Our worldwide sales activities are primarily denominated in U.S. Dollars (“USD”), European Monetary Units (the “Euro”), Great Britain Pounds (“GBP”), Japanese Yen (“JPY”), Chinese Yuan (“CNY”), and Swiss Francs (“CHF”). As the USD, Euro, GBP, JPY, CNY, and CHF fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. If the CNY, which the Chinese government has not historically allowed to fluctuate significantly against USD, is allowed to fluctuate against USD in the future, we would be exposed to gains or losses on sales transactions denominated in CNY. For additional information on foreign currency exchange rate risk please refer to the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the SEC.
Costs and Expenses
Cost of goods sold increased to $284,410, or 69.7% of net sales, for the first quarter of fiscal 2012 from $261,177, or 71.5% of net sales, for the first quarter of fiscal 2011. Gross margins (as measured by net sales less cost of goods sold, divided by net sales) increased to 30.3% for the first quarter of fiscal 2012, compared to 28.5% for the same period of the prior year. The increase in gross margins is primarily due to favorable selling prices and product mix realized by our Aerospace segment.
Selling, general, and administrative expenses increased to $38,570 for the first quarter of fiscal 2012 as compared to $32,666 for the same period of fiscal 2011. Selling, general and administrative expenses increased as a percentage of net sales to 9.5% for the first quarter of fiscal 2012 as compared to 8.9% for the same period of fiscal 2011. The increase is related to employee costs, including increases in variable compensation.
Research and development costs increased to $30,794, or 7.5% of net sales, for the first quarter of fiscal 2012 as compared to $23,738, or 6.5% of net sales for the same period of fiscal 2011. The increase in research and development costs is primarily due to increased investment related to our pursuit and successful capture of new platforms and market share gains in most of our markets. Our research and development activities extend across almost all our customer base, and our current level of spending is consistent with our expectations for the remainder of fiscal 2012.
Amortization of intangible assets decreased slightly to $8,258 for the first quarter of fiscal 2012 compared to $8,543 for the same period in fiscal 2011. As a percentage of net sales, amortization of intangible assets decreased to 2.0% as compared to 2.3% for the same period of the prior year.
Interest expense decreased to $6,308 for the first quarter of fiscal 2012 compared to $6,501 for the same period in fiscal 2011. As a percentage of net sales, interest expense decreased to 1.5% from 1.8% for the same period of the prior year.

Income taxes were provided at an effective rate on earnings before income taxes of 29.3% for the first quarter of fiscal 2012 compared to 28.8% for the same period of fiscal 2011. The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

Three-Month
Period
Effective tax rate for the period ending December 31, 2010	28.8%
Research credit in fiscal 2011 as compared to fiscal 2012	3.9
Adjustment of tax issues recorded in the period ending December 31, 2010	(2.2)
Adjustment of tax issues recorded in the period ending December 31, 2011	(2.0)
Domestic production activities deduction	(0.4)
Foreign tax rate differences	1.5
Other changes, net	(0.3)

Effective tax rate for the period ending December 31, 2011	29.3%

On December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, we recognized a net tax benefit of $1,890 in first quarter of fiscal 2011. The credit expired again as of December 31, 2011. Absent legislation to extend the credit, we anticipate that our full-year effective tax rate for fiscal 2012 will be higher than the prior year.
Segment Results
In September 2011, we reorganized our reportable segments to better align with our markets. We now have two reportable segments — Aerospace and Energy. Both of our reportable segments are comprised of multiple business groups, which focus on particular applications within the aerospace and energy markets. Our Aerospace segment combines the aircraft propulsion portion of the former Turbine Systems business group, now referred to as the Aircraft Turbine Systems business group, with our Airframe Systems business group. Our Energy segment combines the industrical turbine portion of the former Turbine Systems business group, now referred to as the Industrial Turbomachinery Systems business group, with our Engine Systems and Electrical Power Systems business groups.
Prior period segment information has been revised to be consistent with our current reportable segment structure, which is based upon how we managed our business as of September 30, 2011 and during the first quarter of fiscal year 2012.
The following table presents sales by segment:

	Three-Months Ending December 31,
	2011		2010
External net sales:
Aerospace	$193,226	47.4%	$181,144	49.6%
Energy	214,670	52.6	183,931	50.4

Consolidated net sales	$407,896	100.0%	$365,075	100.0%

The following table presents earnings by segment:

	Three-Months Ending December 31,
	2011	2010
Aerospace	$27,060	$19,914
Energy	26,725	24,503

Total segment earnings	53,785	44,417
Nonsegment expenses	(7,427)	(6,564)
Interest expense, net	(6,182)	(6,378)

Consolidated earnings before income taxes	40,176	31,475
Income tax expense	(11,760)	(9,076)

Consolidated net earnings	$28,416	$22,399

The following table presents earnings by segment as a percentage of segment net sales:

	Three-Months Ending December 31,
	2011	2010
Aerospace	14.0%	11.0%
Energy	12.4%	13.3%
Aerospace
Aerospace segment net sales increased $12,082, or 6.7% to $193,226 for the first quarter of fiscal year 2012 compared to $181,144 for the same period of fiscal year 2011. Sales during the first quarter of fiscal 2012 were higher in nearly all the markets we serve.
Sales for the aerospace aftermarket continued to benefit from increased passenger air traffic, and the roll out of new aircraft platforms on which our Aerospace products are used. Commercial original equipment manufacturer (“OEM”) aircraft deliveries of narrow-body and wide-body aircraft have increased based on improved airline demand and new product introduction. In addition, the increase in sales continues to reflect recovering demand for business and regional jets. Military sales, led by rotocraft, also showed improvement when compared to the prior year’s first quarter.
Aerospace segment earnings increased $7,146, or 35.9%, to $27,060 for the first quarter of fiscal year 2012, as compared to $19,914 for the same period of fiscal year 2011 due to the following:

Earnings for the three-months ending December 31, 2010	$19,914
Sales volume changes	4,484
Selling price and mix	5,693
Investments in research and development	(5,387)
Workman’s compensation	2,983
Changes in variable compensation	(1,660)
Other, net	1,033

Earnings for the three-months ending December 31, 2011	$27,060

The increase in Aerospace segment earnings in the first quarter of fiscal year 2012 compared to the same period of fiscal year 2011 was primarily the result of sales volume increases and a more favorable price and sales mix due to increased levels of aftermarket sales, partially offset by increased costs associated with new product research and development. In addition, the prior year’s first quarter included a charge related to workman’s compensation. Earnings as a percentage of sales increased to 14.0% in the first quarter of fiscal year 2012 as compared to 11.0% for the first quarter of fiscal year 2011 due primarily to improved sales prices and a more favorable mix of high margin products.
Energy
Energy segment net sales increased $30,739, or 16.7% to $214,670 for the first quarter of fiscal year 2012 compared to $183,931 for the same period of fiscal year 2011. Sales for the first quarter of fiscal year 2012 increased in nearly all of our markets. We continued to see growth in our industrial heavy frame, industrial aeroderivative, and steam turbine markets. Wind turbine power converter sales increased due to our market share gains and some accelerated ordering by our customers in an effort to take advantage of current incentives and to comply with various renewable energy mandates. In addition, sales were particularly strong in the large and small engine markets utilizing natural gas and other special fuel sources, which serve primarily electric power generation systems and on-highway natural gas vehicles.

Energy segment earnings increased by $2,222, or 9.1%, to $26,725 for the first quarter of fiscal year 2012 as compared to $24,503 for the same period of fiscal year 2011 due to the following:

Earnings for the three-months ending December 31, 2010	$24,503
Sales volume changes	8,149
Selling price and mix	(3,362)
Investments in research and development	(1,137)
Changes in variable compensation	(638)
Effects of changes in foreign currency rates	979
Other, net	(1,769)

Earnings for the three-months ending December 31, 2011	$26,725

The increase in the Energy segment earnings for the first quarter of fiscal year 2012 as compared to the prior fiscal year’s first quarter was driven primarily by increased volume, offset partially by the effects of quarterly variability in selling price and product mix. Foreign currency exchange rates had a favorable impact of $979 compared to the first quarter of the prior fiscal year. Earnings as a percentage of sales decreased to 12.4% in the first quarter of fiscal year 2012 as compared to 13.3% for the first quarter of fiscal year 2011 due primarily to the effects of quarterly variability in product mix.
Nonsegment expenses
Nonsegment expenses for the first quarter of fiscal 2012 increased to $7,427 compared to $6,564 for the same period of fiscal 2011, primarily attributable to increases in variable compensation. Nonsegment expenses were 1.8% of net sales for the first quarter of fiscal 2012, consistent with the same quarter of the prior year.
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
Our aggregate cash and cash equivalents were $50,380 and $74,539 and our working capital was $563,510 and $536,936 at December 31, 2011 and September 30, 2011, respectively. Of the $50,380 of cash and cash equivalents held at December 31, 2011, $46,922 is held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, although a portion is considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.
Our Amended and Restated Revolver Agreement, which we entered into on January 4, 2012, extends the maturity date of our revolving credit facility to January 2017 and provides borrowing capacity of up to $400,000 with the option to increase total available borrowings to up to $600,000, subject to lenders’ participation. In the event we are unable to generate sufficient cash flows from operating activities, we can borrow against our $400,000 revolving credit facility as long as we are in compliance with all of our debt covenants. Historically, we have used borrowings under our revolving credit facility to meet certain short-term working capital needs as well as strategic uses including repurchases of our stock, payments of dividends and acquisitions. In addition, we have various foreign lines of credit, some of which are tied to net amounts on deposit at certain foreign financial institutions. These lines of credit are generally reviewed annually for renewal. We use borrowings under these foreign lines of credit to finance certain local operations on a periodic basis.
At December 31, 2011, we had $10,000 of borrowings outstanding under our prior $225,000 revolving credit facility and no borrowings outstanding on our foreign short-term facilities. Short-term borrowing activity during the three-months ending December 31, 2011 follows:

Maximum daily balance during the period	$52,000
Average daily balance during the period	$29,072
Weighted average interest rate on average daily balance	0.86%

At December 31, 2011, we had total outstanding debt of $422,651 with additional borrowing availability of $209,792 under our prior $225,000 revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $20,750 under various foreign credit facilities. If the Amended and Restated Revolver Agreement had been in place at December 31, 2011, our additional borrowing availability under our revolving credit facility, net of outstanding letters of credit, would have been $384,792.
We believe we were in compliance with all our debt covenants at December 31, 2011.
In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.
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
Cash Flows Summary

	Three-Months Ending
	December 31,
	2011	2010
Net cash provided by operating activities	$2,328	$7,177
Net cash used in investing activities	(17,194)	(10,211)
Net cash used in financing activities	(8,210)	(39,819)
Effect of exchange rate changes on cash and cash equivalents	(1,083)	(1,418)

Net change in cash and cash equivalents	(24,159)	(44,271)
Cash and cash equivalents at beginning of period	74,539	105,579

Cash and cash equivalents at end of period	$50,380	$61,308

Net cash flows provided by operating activities for the first quarter of fiscal 2012 was $2,328 compared to $7,177 for the same period of fiscal 2011. The decline of $4,849 is attributable to the increased utilization of working capital to support our sales growth with additional cash outflow related to increased variable compensation paid in the first quarter of fiscal 2012 compared to the prior year’s first quarter. The increase in variable compensation paid in the first quarter of 2012 was the result of improved operating results for fiscal year 2011 compared to fiscal year 2010.
Net cash flows used in investing activities for the first quarter of fiscal 2012 was $17,194 compared to $10,211 for the same period of fiscal 2011 and is due nearly entirely to cash paid for capital expenditures.
Net cash flows used in financing activities for the first quarter of fiscal 2012 was $8,210 as compared to net cash flows used in financing for the same period of fiscal 2011 of $39,819. During the first quarter of fiscal 2012, we had net short-term borrowings of $9,963 compared to net repayments of short-term borrowings of $19,582 in the prior year first quarter. We utilized $4,663 to repurchase 122 shares of our common stock in the first quarter of fiscal 2012, compared to $6,837 to repurchase 208 shares of our common stock in the first quarter of fiscal 2011.
Contractual Obligations
We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Annual Report on Form 10-K filed with the SEC. There have been no material changes to our various contractual obligations during the first three months of fiscal 2012 other than those relating to our revolving credit facility and Term Loan, as discussed at Note 12, Credit facilities, short-term borrowings and long-term debt, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.
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
We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Thomas A. Gendron, Chairman of the Board, Chief Executive Officer and President) and Principal Financial and Accounting Officer (Robert F. Weber, Jr., Vice Chairman, Chief Financial Officer and Treasurer), as appropriate, to allow timely decisions regarding required disclosures.
Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of December 31, 2011.
Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning in the third quarter of fiscal year 2012, management will include the internal controls of IDS in its assessment of the effectiveness of Woodward’s internal controls over financial reporting. IDS was acquired during the third quarter of the prior fiscal year, as discussed in Note 4, Business acquisitions, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, and was excluded from management’s annual report on internal control over financial reporting for the fiscal year ended September 30, 2011 in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses. IDS will be included in the September 30, 2012 assessment of Woodward’s internal controls over financial reporting.
We considered the results of our pre-acquisition due diligence activities, the continuation by IDS of its established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities as part of our overall evaluation of disclosure controls and procedures as of December 31, 2011. The objectives of IDS’s established internal control over financial reporting were predominately associated with local statutory financial reporting. We are in the process of completing a more complete review of IDS’s internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Woodward. IDS accounted for approximately 3% of total assets in Woodward’s Condensed Consolidated Financial Statements as of December 31, 2011. IDS accounted for approximately 1% of total net sales in Woodward’s Condensed Consolidated Financial Statements for the quarter ending December 31, 2011.
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
While the outcome of pending claims, legal proceedings, investigations and regulatory proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material effect on our liquidity, financial condition, or results of operations.

Item 1A.	Risk Factors
Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the SEC when making investment decisions regarding our securities. The risk factors that were disclosed in our most recent Annual Report on Form 10-K filed with the SEC have not materially changed since the date our most recent Annual Report on Form 10-K was filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Maximum
Number (or
Approximate
			Total Number of	Dollar Value) of
			Shares	Shares that may
			Purchased as	yet be
			Part of Publicly	Purchased
	Total Number of	Weighted	Announced	under the Plans
	Shares	Average Price	Plans or	or Programs at
	Purchased (3)	Paid Per Share	Programs (1) (3)	Period End (1)

October 1, 2011 through October 31, 2011	—	$—	—	$190,162
November 1, 2011 through November 30, 2011 (1)	122,000	38.22	122,000	185,500
December 1, 2011 through December 31, 2011 (2)	639	40.93	—	185,500

(1)	In July 2010, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013.

(2)	The Woodward Executive Benefit Plan, which is a separate legal entity, aquired 639 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in December 2011.

(3)	Actual number of shares (not in thousands).

Item 6.	Exhibits
(a)	Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: January 23, 2012	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: January 23, 2012	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD, INC.
EXHIBIT INDEX

Exhibit
Number	Description:

10.1	Third Amended and Restated Credit Agreement, filed as Exhibit 10.1 to Current Report on Form 8-K filed January 10, 2012 and incorporated herein by reference.

10.2	Amendment No. 2 to Term Loan Credit Agreement, filed as Exhibit 10.2 to Current Report on Form 8-K filed January 10, 2012 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.

31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.

32.1	Section 1350 certifications, filed as an exhibit.

101.1
The following materials from Woodward Inc’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.