Form 10-Q
period 2012-03-31
Woodward, Inc.
filed 2012-04-24
CIK 108312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐    No   ☒

As of April 19, 2012, 69,146,674 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Net sales	$468,793	$418,866	$876,689	$783,941
Costs and expenses:
Cost of goods sold	322,492	292,520	606,902	553,697
Selling, general and administrative expenses	40,788	38,445	79,358	71,111
Research and development costs	37,445	27,050	68,239	50,788
Amortization of intangible assets	8,294	8,542	16,552	17,085
Interest expense	6,552	6,299	12,860	12,800
Interest income	(84)	(85)	(210)	(208)
Other (income) expense, net	(732)	(392)	(1,226)	706

Total costs and expenses	414,755	372,379	782,475	705,979

Earnings before income taxes	54,038	46,487	94,214	77,962
Income tax expense	15,287	14,397	27,046	23,473

Net earnings	$38,751	$32,090	$67,168	$54,489

Earnings per share (Note 3):
Basic earnings per share	$0.56	$0.47	$0.97	$0.79
Diluted earnings per share	$0.55	$0.46	$0.95	$0.78

Weighted Average Common Shares Outstanding (Note 3):
Basic	69,077	68,752	68,998	68,782
Diluted	70,624	70,107	70,504	70,140
Cash dividends per share paid to Woodward common stockholders	$0.08	$0.07	$0.15	$0.13

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	$000,000,000.	$000,000,000.	$000,000,000.	$000,000,000.
	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Net earnings	$38,751	$32,090	$67,168	$54,489
Other comprehensive earnings:
Foreign currency translation adjustments	7,928	11,009	(453)	8,629
Taxes on changes on foreign currency translation adjustments	2,348	(1,054)	3,293	(916)

	10,276	9,955	2,840	7,713

Reclassification of realized losses on derivatives to earnings	43	56	88	115
Taxes on changes on derivative transactions	(17)	(21)	(34)	(43)

	26	35	54	72

Minimum retirement benefit liability foreign currency exchange rate changes	51	(150)	82	(178)

Total comprehensive earnings	$49,104	$41,930	$70,144	$62,096

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$56,329	$74,539
Accounts receivable, less allowance for losses of $3,772 and $2,322, respectively	308,395	297,614
Inventories	416,622	381,555
Income taxes receivable	6,123	2,456
Deferred income tax assets	40,762	38,270
Other current assets	34,726	23,359

Total current assets	862,957	817,793
Property, plant and equipment, net	214,497	206,725
Goodwill	462,659	462,282
Intangible assets, net	252,370	268,897
Deferred income tax assets	7,915	10,466
Other assets	15,942	15,271

Total assets	$1,816,340	$1,781,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$32,500	$—
Current portion of long-term debt	7,603	18,374
Accounts payable	118,815	123,453
Income taxes payable	3,251	5,440
Deferred income tax liability	800	74
Accrued liabilities	92,901	133,516

Total current liabilities	255,870	280,857
Long-term debt, less current portion	403,125	406,875
Deferred income tax liabilities	80,374	85,911
Other liabilities	88,961	88,694

Total liabilities	828,330	862,337

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	94,397	81,453
Accumulated other comprehensive earnings	6,602	3,626
Deferred compensation	4,467	4,581
Retained earnings	1,006,398	949,573

	1,111,970	1,039,339
Treasury stock at cost, 3,813 shares and 4,070 shares, respectively	(119,493)	(115,661)
Treasury stock held for deferred compensation, at cost, 293 shares and 315 shares, respectively	(4,467)	(4,581)

Total stockholders’ equity	988,010	919,097

Total liabilities and stockholders’ equity	$1,816,340	$1,781,434

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ending March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$67,168	$54,489
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36,234	37,409
Net (gain) loss on sales of assets	(72)	1
Stock-based compensation	5,291	4,113
Excess tax benefits from stock-based compensation	(3,680)	(2,236)
Deferred income taxes	(1,691)	3,690
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	88	115
Changes in operating assets and liabilities:
Accounts receivable	(11,252)	(7,712)
Inventories	(35,221)	(59,883)
Accounts payable and accrued liabilities	(32,696)	(7,279)
Current income taxes	(2,202)	5,789
Retirement benefit obligations	(1,164)	(1,980)
Other	(8,577)	(6,340)

Net cash provided by operating activities	12,226	20,176

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(30,523)	(20,124)
Proceeds from sale of assets	215	20

Net cash used in investing activities	(30,308)	(20,104)

Cash flows from financing activities:
Cash dividends paid	(10,343)	(8,948)
Proceeds from sales of treasury stock	5,118	1,308
Payments for repurchases of common stock	(14,312)	(6,837)
Excess tax benefits from stock compensation	3,680	2,236
Borrowings on revolving lines of credit and short-term borrowings	141,375	28,207
Payments on revolving lines of credit and short-term borrowings	(108,935)	(46,278)
Payments of long-term debt	(14,515)	(14,569)
Payment of debt financing costs	(2,185)	—

Net cash used in financing activities	(117)	(44,881)

Effect of exchange rate changes on cash and cash equivalents	(11)	49

Net change in cash and cash equivalents	(18,210)	(44,760)
Cash and cash equivalents at beginning of period	74,539	105,579

Cash and cash equivalents at end of period	$56,329	$60,819

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders’ equity
							Accumulated other comprehensive earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compen- sation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other compre- hensive (loss) earnings	Deferred compen- sation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compen- sation	Total stockholders’ equity
Balances as of October 1, 2010	—	72,960	(4,223)	(356)	$106	$73,915	$23,152	$(627)	$(16,183)	$6,342	$4,888	$835,919	$(113,088)	$(4,888)	$803,194
Net earnings	—	—	—	—	—	—	—	—	—	—	—	54,489	—	—	54,489
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(8,948)	—	—	(8,948)
Purchases of treasury stock	—	—	(242)	—	—	—	—	—	—	—	—	—	(7,961)	—	(7,961)
Sales of treasury stock	—	—	261	—	—	(1,763)	—	—	—	—	—	—	4,187	—	2,424
Tax benefit attributable to exercise of stock options	—	—	—	—	—	2,236	—	—	—	—	—	—	—	—	2,236
Stock-based compensation	—	—	—	—	—	4,113	—	—	—	—	—	—	—	—	4,113
Purchases of stock by deferred compensation plan	—	—	2	(2)	—	33	—	—	—	—	107	—	—	(107)	33
Distribution of stock from deferred compensation plan	—	—	—	24	—	—	—	—	—	—	(274)	—	—	274	—
Foreign currency translation adjustments	—	—	—	—	—	—	8,629	—	—	8,629	—	—	—	—	8,629
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	115	—	115	—	—	—	—	115
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(274)	(274)	—	—	—	—	(274)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	(916)	(43)	96	(863)	—	—	—	—	(863)

Balances as of March 31, 2011	—	72,960	(4,202)	(334)	$106	$78,534	$30,865	$(555)	$(16,361)	$13,949	$4,721	$881,460	$(116,862)	$(4,721)	$857,187

Balances as of October 1, 2011	—	72,960	(4,070)	(315)	$106	$81,453	$22,103	$(484)	$(17,993)	$3,626	$4,581	$949,573	$(115,661)	$(4,581)	$919,097
Net earnings	—	—	—	—	—	—	—	—	—	—	—	67,168	—	—	67,168
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(10,343)	—	—	(10,343)
Purchases of treasury stock	—	—	(345)	—	—	—	—	—	—	—	—	—	(14,312)	—	(14,312)
Sales of treasury stock	—	—	390	—	—	(1,324)	—	—	—	—	—	—	6,334	—	5,010
Common shares issued from treasury stock for benefit plans	—	—	209	—	—	5,238	—	—	—	—	—	—	4,097	—	9,335
Tax benefit attributable to exercise of stock options	—	—	—	—	—	3,680	—	—	—	—	—	—	—	—	3,680
Stock-based compensation	—	—	—	—	—	5,291	—	—	—	—	—	—	—	—	5,291
Purchases of stock by deferred compensation plan	—	—	3	(4)	—	59	—	—	—	—	157	—	49	(157)	108
Distribution of stock from deferred compensation plan	—	—	—	26	—	—	—	—	—	—	(271)	—	—	271	—
Foreign currency translation adjustments	—	—	—	—	—	—	(453)	—	—	(453)	—	—	—	—	(453)
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	88	—	88	—	—	—	—	88
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	127	127	—	—	—	—	127
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	3,293	(34)	(45)	3,214	—	—	—	—	3,214

Balances as of March 31, 2012	—	72,960	(3,813)	(293)	$106	$94,397	$24,943	$(430)	$(17,911)	$6,602	$4,467	$1,006,398	$(119,493)	$(4,467)	$988,010

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2012 and for the three and six-months ending March 31, 2012 and March 31, 2011, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2012, and the results of operations, cash flows, and changes in stockholders’ equity for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2011 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended. The results of operations for the three and six-months ending March 31, 2012 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements. Significant estimates in these Condensed Consolidated Financial Statements include allowances for losses, net realizable value of inventories, warranty reserves, timing of recognition on percentage complete on long-term contracts, cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, and contingencies. Actual results could vary materially from Woodward’s estimates.

Woodward serves two significant markets – the aerospace market and the energy market. In order to better serve these markets, Woodward completed a realignment of its reportable segments at September 30, 2011 and now reports its financial results through two reportable segments – Aerospace and Energy. The Aerospace segment combines the aircraft propulsion portion of the former Turbine Systems business group, now referred to as the Aircraft Turbine Systems business group, with the Airframe Systems business group. The Energy segment combines the industrial turbine portion of the former Turbine Systems business group, now referred to as the Industrial Turbomachinery Systems business group, with the Engine Systems and Electrical Power Systems business groups.

Prior period information has been revised to be consistent with the Company’s current reportable segment structure, which is based upon how it managed its business as of September 30, 2011 and during the first half of fiscal year 2012.

Note 2. Recent accounting pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 3. Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after the assumed conversion of all dilutive securities.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Numerator:
Net earnings	$38,751	$32,090	$67,168	$54,489

Denominator:
Basic shares outstanding	69,077	68,752	68,998	68,782
Dilutive effect of stock options	1,547	1,355	1,506	1,358

Diluted shares outstanding	70,624	70,107	70,504	70,140

Income per common share:
Basic earnings per share	$0.56	$0.47	$0.97	$0.79

Diluted earnings per share	$0.55	$0.46	$0.95	$0.78

The following stock option grants were outstanding during the three and six-months ending March 31, 2012 and 2011, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Options	6	680	39	678

Weighted-average option price	$40.60	$32.03	$34.63	$32.02

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Weighted-average treasury stock shares held for deferred compensation obligations	304	345	307	348

Note 4. Business acquisitions

IDS Acquisition

During the third quarter of fiscal year 2011, Woodward acquired all of the outstanding stock of Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”), and the assets of IDS’s business in China (collectively, the “IDS Acquisition”) for an aggregate cash purchase price of $48,412 paid to the sellers.

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

As of March 31, 2012, an amount of $7,987 paid in connection with the IDS Acquisition was deposited into escrow accounts to secure Woodward’s ability to recover any amounts owed to Woodward by the sellers as a result of customary indemnities related to representations and warranties made by the sellers. Funds held in escrow will only be released to the sellers as specified in the related purchase agreements.

The purchase price of the IDS Acquisition is as follows:

Cash paid to sellers	$48,412
Less cash acquired	(1,251)

Total purchase price	47,161
Less marketable securities acquired	(8,463)

Price paid for business assets	$38,698

The allocation of the purchase price to the assets acquired and liabilities assumed was finalized as of March 31, 2012. Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the IDS Acquisition:

Current assets	$14,627
Investments in marketable securities	8,463
Property, plant, and equipment	1,954
Goodwill	24,188
Intangible assets	11,882

Total assets acquired	61,114

Other current liabilities	5,505
Warranty accrual	2,250
Postretirement benefits	434
Deferred tax liabilities	2,472
Other tax—noncurrent	3,292

Total liabilities assumed	13,953

Net assets acquired	$47,161

There were no changes to the values of assets acquired and liabilities assumed during the three and six-months ending March 31, 2012. The fair value of warranty liabilities assumed represents the estimated costs to provide service for contractual warranty obligations on products sold by IDS and IDS’s business in China prior to the IDS Acquisition. The fair value of “Other tax – noncurrent” represents the estimated value of gross unrecognized tax benefits assumed.

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

A summary of the intangible assets acquired, weighted-average useful lives, and amortization methods follows:

	Amount	Weighted- Average Useful Life	Amortization Method
Customer relationships	$3,452	9 years	Straight-line
Process technology	7,752	8.5 years	Straight-line
Other	678	2.5 years	Straight-line

Total	$11,882	8 years

The operating results of the IDS Acquisition are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings beginning April 15, 2011. Pro forma financial disclosures have not been presented, as the IDS Acquisition was not significant to Woodward’s financial position or results of operations. The Company incurred transaction costs of $2,396 during the year ending September 30, 2011, which were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings. No additional transactions costs were incurred in the six-months ending March 31, 2012.

Note 5. Financial instruments and fair value measurements

The estimated fair values of Woodward’s financial instruments were as follows:

	At March 31, 2012		At September 30, 2011
	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Cash and cash equivalents	$56,329	$56,329	$74,539	$74,539
Investments in deferred compensation program	7,221	7,221	5,855	5,855
Short-term borrowings	(32,500)	(32,500)	—	—
Long-term debt, including current portion	(464,137)	(410,728)	(482,776)	(425,246)

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined below. The weighted-average interest rates used to estimate the fair value of long-term debt were as follows:

	March 31, 2012	September 30, 2011
Weighted-average interest rate used to estimate fair value	2.5%	2.6%

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value. Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of March 31, 2012 or September 30, 2011.

	At March 31, 2012				At September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$19,390	$—	$—	$19,390	$10,823	$—	$—	$10,823
Equity securities	7,221	—	—	7,221	5,855	—	—	5,855

Total financial assets	$26,611	$—	$—	$26,611	$16,678	$—	$—	$16,678

Investments in money market funds: Woodward sometimes invests excess cash in money market funds not insured by the FDIC. Woodward believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid. The investments in money market funds are reported at fair value, with realized gains from interest income realized in earnings, and included in “Cash and cash equivalents.” The fair values of Woodward’s investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.

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

Derivatives in foreign currency relationships

Woodward did not enter into any hedging transactions during the three or six-months ending March 31, 2012 and was not a party to any derivative instruments as of March 31, 2012 or September 30, 2011.

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

The following table discloses the remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with terminated derivative instruments that were previously entered into by the Company:

	March 31, 2012	September 30, 2011
Derivatives designated as hedging instruments	Unrecognized Gain (Loss)
Classified in accumulated other comprehensive earnings	$(693)	$(781)
Classified in current and long-term debt	—	3

	$(693)	$(778)

The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ending March 31, 2012			Three-Months Ending March 31, 2011
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$—	$—	$—	$(15)	$—	$—
Cash flow hedging relationships	Interest expense	43	—	43	56	—	56

		$43	$—	$43	$41	$—	$56

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

		Six-Months Ending March 31, 2012			Six-Months Ending March 31, 2011
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$(3)	$—	$—	$(34)	$—	$—
Cash flow hedging relationships	Interest expense	88	—	88	115	—	115
Foreign currency relationships	Other (income) expense	—	—	—	1,612	—	—

		$85	$—	$88	$1,693	$—	$115

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of March 31, 2012, Woodward expects to reclassify $171 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 7. Supplemental statements of cash flows information

	Six-Months Ending March 31,
	2012	2011
Interest paid, net of amounts capitalized	$13,021	$13,156
Income taxes paid	31,343	17,731
Income tax refunds received	1,711	5,920
Non-cash activities:
Purchases of property, plant and equipment on account	3,294	1,942
Common shares issued from treasury stock for benefit plans (Note 17)	9,335	—
Cashless exercise of stock options	—	1,124
Reduction of accounts receivable and short-term borrowing due to the settlement of accounts receivable previously sold with recourse	—	3,228
Reduction of accounts payable due to the assignment of accounts receivable with recourse	—	570
Reduction to goodwill due to favorable resolution of lease termination recorded in restructuring reserve	—	103
Payment of director fees through issuance of treasury stock	—	24

Note 8. Inventories

	March 31, 2012	September 30, 2011
Raw materials	$29,239	$43,172
Work in progress	96,686	108,718
Component parts and finished goods	290,697	229,665

	$416,622	$381,555

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 9. Property, plant, and equipment, net

	March 31, 2012	September 30, 2011
Land	$14,553	$14,823
Buildings and improvements	192,736	177,637
Leasehold improvements	20,424	18,765
Machinery and production equipment	267,334	265,898
Computer equipment and software	82,315	66,149
Other	24,525	25,191
Construction in progress	33,847	44,975

	635,734	613,438
Less accumulated depreciation	(421,237)	(406,713)

Property, plant and equipment, net	$214,497	$206,725

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Depreciation expense	$9,513	$9,970	$19,682	$20,324

During fiscal year 2010, Woodward began construction of a new forty-eight thousand square foot system test facility in Rockford, Illinois. In the first half of fiscal year 2012, Woodward placed into service assets totaling $16,738 associated with the new system test facility, the majority of which is included in “Buildings and improvements.” As of March 31, 2012, $5,247 of assets related to the system test facility remained as construction in progress and are expected to be placed into service by the end of fiscal year 2012. The facility, which houses numerous environmental system test cells and a vibration lab, will support, among other development projects, Woodward’s Aerospace segment development efforts of next generation fuel systems for aircraft turbines.

The increase in “Computer equipment and software” of $16,166 was primarily related to assets that were placed into service during the second quarter of fiscal year 2012 associated with a new enterprise resource planning (“ERP”) system for a group within Woodward’s Aerospace segment.

For the three and six-months ending March 31, 2012 and March 31, 2011, Woodward had capitalized interest that would have otherwise been included in interest expense as follows:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Capitalized interest	$124	$315	$428	$513

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 10. Goodwill

	September 30, 2011	Effects of Foreign Currency Translation	March 31, 2012
Aerospace	$356,525	$176	$356,701
Energy	105,757	201	105,958

Consolidated	$462,282	$377	$462,659

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

Forecasted cash flows used in the July 31, 2011 impairment test were discounted using weighted-average cost of capital assumptions from 10.0% to 10.2%. The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five or ten years of 4.3%. These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows. Woodward evaluated the reasonableness of the reporting units resulting fair values utilizing a market multiple method.

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 11. Other intangibles, net

	March 31, 2012			September 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships:
Aerospace	$205,206	$(50,475)	$154,731	$205,171	$(41,652)	$163,519
Energy	41,981	(25,189)	16,792	41,991	(23,696)	18,295

Total	$247,187	$(75,664)	$171,523	$247,162	$(65,348)	$181,814

Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Energy	20,145	(12,607)	7,538	20,162	(11,918)	8,244

Total	$20,145	$(12,607)	$7,538	$20,162	$(11,918)	$8,244

Process technology:
Aerospace	$71,709	$(18,002)	$53,707	$71,691	$(15,380)	$56,311
Energy	23,470	(8,707)	14,763	23,451	(7,657)	15,794

Total	$95,179	$(26,709)	$68,470	$95,142	$(23,037)	$72,105

Other intangibles:
Aerospace	$39,645	$(36,272)	$3,373	$39,635	$(34,655)	$4,980
Energy	2,610	(1,144)	1,466	2,621	(867)	1,754

Total	$42,255	$(37,416)	$4,839	$42,256	$(35,522)	$6,734

Total intangibles:
Aerospace	$316,560	$(104,749)	$211,811	$316,497	$(91,687)	$224,810
Energy	88,206	(47,647)	40,559	88,225	(44,138)	44,087

Consolidated Total	$404,766	$(152,396)	$252,370	$404,722	$(135,825)	$268,897

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Amortization expense	$8,294	$8,542	$16,552	$17,085

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2012 (remaining)	$16,309
2013	30,525
2014	27,374
2015	24,864
2016	23,496
Thereafter	129,802

$252,370

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

On January 4, 2012, the $225,000 revolving credit facility was amended and restated by the Third Amended and Restated Credit Agreement (the “Amended and Restated Revolver Agreement”) entered into between Woodward and a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The Amended and Restated Revolver Agreement extended the existing revolving credit facility’s maturity to January 2017. The borrowing capacity increased from $225,000 to $400,000 and the option, subject to the lenders’ participation, to expand the commitment increased from $125,000 to $200,000, for a total borrowing capacity of up to $600,000. Borrowings under the Amended and Restated Revolver Agreement generally bear interest at LIBOR plus 0.95% to 1.525%. Outstanding borrowings under the revolving credit facility as of March 31, 2012 were $27,500, at an effective interest rate of 1.29%.

The Amended and Restated Revolver Agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $30,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder. In addition, the Amended and Restated Revolver Agreement increases the minimum required consolidated net worth of Woodward to a base of $725,000, plus 50% of Woodward’s positive net income for the prior fiscal year and plus 50% of Woodward’s net cash proceeds resulting from certain issuances of stock, subject to certain adjustments. Woodward also made amendments to its existing Term Loan Credit Agreement, dated as of October 1, 2008 (the “Term Loan Agreement”), that provided for certain changes to, among other things, the affirmative, negative and financial covenants of the Term Loan Agreement consistent with the covenant provisions in the Amended and Restated Revolver Agreement.

Woodward’s obligations under the Amended and Restated Revolver Agreement and the Term Loan Agreement are guaranteed by Woodward FST, Inc., MPC Products Corporation and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

In connection with the Amended and Restated Revolver Agreement, Woodward incurred $2,185 in financing costs, which were deferred and will be amortized to “Interest expense” using the straight-line method over the life of the agreement. The remaining $100 of deferred financing costs incurred in connection with the prior $225,000 revolving credit facility were expensed in the first quarter of fiscal year 2012 and are included in “Interest expense” in the Condensed Consolidated Statements of Earnings.

On January 5, 2012, a Chinese subsidiary of Woodward entered into a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $5,000, or the local currency equivalent of $5,000. Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward. The Chinese subsidiary may utilize the local facility for cash borrowings to support its local operating cash needs. Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate. U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus a margin of 3%.

At March 31, 2012, the Chinese subsidiary had outstanding cash borrowings of $5,000 which were fully secured by a $5,000 parent guarantee issued by Woodward. The U.S. dollar borrowings were made at an effective interest rate of 7.45%.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. As of March 31, 2012 and September 30, 2011, there were no outstanding borrowings from Woodward’s other foreign lines of credit and foreign overdraft facilities.

At March 31, 2012, Woodward held $56,329 in cash and cash equivalents, and had total outstanding debt of $443,228 with additional borrowing availability of $365,728 under its revolving credit facility, net of outstanding letters of credit, and $15,351 under its other foreign lines of credit and foreign overdraft facilities.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Management believes that Woodward was in compliance with all its debt covenants at March 31, 2012.

Note 13. Accrued liabilities

	March 31, 2012	September 30, 2011
Salaries and other member benefits	$30,710	$70,965
Current portion of restructuring and other charges	2,429	2,489
Warranties	13,783	14,083
Interest payable	11,357	11,611
Accrued retirement benefits	2,423	2,560
Deferred revenues	5,870	8,160
Taxes, other than income	7,377	5,097
Other	18,952	18,551

	$92,901	$133,516

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

Warranties, September 30, 2011	$14,083
Increases to accruals related to warranties during the period	952
Settlements of amounts accrued	(1,194)
Foreign currency exchange rate changes	(58)

Warranties, March 31, 2012	$13,783

Restructuring and other charges

The main components of accrued non-acquisition related restructuring charges, which were recognized in fiscal year 2009, include workforce management costs associated with the early retirement and the involuntary separation of employees in connection with a strategic realignment of global workforce capacity. Restructuring charges related to fiscal year 2009 business acquisitions include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The summary of the activity in accrued restructuring charges during the three and six-months ending March 31, 2012 is as follows:

	Three-Months Ending March 31, 2012
	Restructuring Charges	Business Acquisitions	Total
Accrued restructuring charges, December 31, 2011	$261	$2,499	$2,760
Payments	(21)	(45)	(66)
Non-cash adjustments	6	—	6
Foreign currency exchange rates	1	—	1

Accrued restructuring charges, March 31, 2012	$247	$2,454	$2,701

	Six-Months Ending March 31, 2012
	Restructuring Charges	Business Acquisitions	Total
Accrued restructuring charges, September 30, 2011	$365	$2,544	$2,909
Payments	(130)	(90)	(220)
Non-cash adjustments	12	—	12
Foreign currency exchange rates	—	—	—

Accrued restructuring charges, March 31, 2012	$247	$2,454	$2,701

Other liabilities included the following amounts of accrued restructuring charges not expected to be settled within twelve months:

	000,000	000,000
	March 31, 2012	September 30, 2011
Non-current accrued restructuring charges	$272	$420

Note 14. Other liabilities

	March 31, 2012	September 30, 2011
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$62,127	$61,994
Uncertain tax positions, net of offsetting benefits (Note 16)	15,322	14,078
Other	11,512	12,622

	$88,961	$88,694

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 15. Other (income) expense, net

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Net (gain) loss on sale of assets	$(80)	$(11)	$(72)	$1
Rent income	(128)	(126)	(256)	(307)
Net gain on investments in deferred compensation program	(527)	(233)	(896)	(568)
Net expense recognized in earnings on foreign currency derivatives (Note 6)	—	—	—	1,612
Other	3	(22)	(2)	(32)

	$(732)	$(392)	$(1,226)	$706

For additional information regarding “Net expense recognized in earnings on foreign currency derivatives” refer to Note 6, Derivative instruments and hedging activities.

Note 16. Income taxes

U.S. GAAP requires that the interim period tax provision be determined as follows:

•

At the end of each quarter, Woodward estimates the tax that will be provided for the current fiscal year stated as a percentage of estimated “ordinary income.” The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

The estimated annual effective rate is applied to the year-to-date ordinary income at the end of each quarter to compute the estimated year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

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

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of Woodward in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, as a global commercial enterprise, Woodward’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, changes in the estimate of the amount of undistributed foreign earnings that Woodward considers indefinitely reinvested, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Earnings before income taxes	$54,038	$46,487	$94,214	$77,962
Income tax expense	15,287	14,397	27,046	23,473
Effective tax rate	28.3%	31.0%	28.7%	30.1%

Income taxes for the three and six-months ending March 31, 2012 included a tax benefit of $3,326 related to a reduction in the anticipated amount of undistributed earnings of certain of Woodward’s foreign subsidiaries that were previously expected to be repatriated into the U.S. within the foreseeable future. Woodward now anticipates that a portion of those earnings will remain indefinitely invested outside the U.S. to support the growth of its foreign operations, and has accordingly reversed the deferred tax liability associated with repatriating those earnings.

Income taxes for the six-months ending March 31, 2011 included an expense reduction of $1,890 related to the retroactive extension of the U.S. research and experimentation tax credit.

Worldwide unrecognized tax benefits were as follows:

	March 31, 2012	September 30, 2011
Gross liability	$17,947	$16,931
Amount that would impact Woodward’s effective tax rate, if recognized, net of expected offsetting adjustments	15,322	14,078

At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,122 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of the following:

	March 31, 2012	September 30, 2011
Accrued interest and penalties	$2,383	$1,989

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Most U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts. In February 2012, Woodward fulfilled the annual Woodward stock contribution using shares held in treasury stock by issuing 209 shares of common stock for a total value of $9,335. In the second quarter of fiscal year 2011, the annual Woodward stock contribution totaling $9,107 was funded by way of a cash contribution to the Woodward Retirement Savings Plan, which then purchased shares of Woodward stock on the open market.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Company costs	$4,350	$4,058	$8,982	$8,256

Woodward operates one multi-employer plan for certain employees in the Netherlands. The amounts of contributions associated with the multi-employer plan were as follows:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Company contributions	$121	$114	$242	$233

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired employees in the U.S., the United Kingdom, Japan and Switzerland. Woodward also provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits. Postretirement medical benefits are provided to certain current and retired employees and their covered dependants and beneficiaries in the U.S. and the United Kingdom. Life insurance benefits are provided to certain retirees in the U.S. under frozen plans which are no longer available to current employees. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ending March 31,
	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Service cost	$882	$859	$285	$224	$1,167	$1,083
Interest cost	1,454	1,411	569	562	2,023	1,973
Expected return on plan assets	(1,752)	(1,674)	(645)	(627)	(2,397)	(2,301)
Amortization of:
Net actuarial (gain) loss	131	78	165	224	296	302
Prior service cost (benefit)	18	18	(2)	(2)	16	16

Net periodic retirement pension (benefit) cost	$733	$692	$372	$381	$1,105	$1,073

Contributions paid	$150	$—	$451	$488	$601	$488

	Six-Months Ending March 31,
	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Service cost	$1,765	$1,717	$572	$446	$2,337	$2,163
Interest cost	2,908	2,823	1,138	1,117	4,046	3,940
Expected return on plan assets	(3,504)	(3,347)	(1,290)	(1,246)	(4,794)	(4,593)
Amortization of:
Net actuarial (gain) loss	262	156	332	445	594	601
Prior service cost (benefit)	37	37	(4)	(4)	33	33

Net periodic retirement pension (benefit) cost	$1,468	$1,386	$748	$758	$2,216	$2,144

Contributions paid	$300	$—	$2,332	$3,190	$2,632	$3,190

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Service cost	$18	$23	$35	$46
Interest cost	450	494	899	987
Amortization of:
Net actuarial (gain) loss	23	32	46	64
Prior service cost (benefit)	(138)	(217)	(275)	(435)

Net periodic other postretirement (benefit) cost	$353	$332	$705	$662

Contributions paid	$792	$817	$1,293	$1,594

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal year 2012 may differ from the current estimate. Woodward estimates its remaining cash contributions in fiscal year 2012 will be as follows:

Retirement pension benefits:
United States	$300
United Kingdom	864
Japan	—
Switzerland	191
Other postretirement benefits	3,417

Note 18. Stock-based compensation

Stock options

Woodward’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which has been approved by Woodward’s stockholders, provides for the grant of up to 7,410 stock options to its employees and directors. Woodward believes that these awards align the interest of its employees with those of its stockholders. Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, and generally with a four-year vesting schedule at a vesting rate of 25% per year and a term of 10 years.

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

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Expected term	5.9 years	5.8 years	5.9—8.5 years	5.8—8.7 years
Estimated volatility	55.5%—55.6%	54.0%	48.9%—55.6%	48.0%—54.0%
Estimated dividend yield	0.7%	1.1%	0.7%—1.1%	1.1%—1.3%
Risk-free interest rate	1.0%—1.3%	2.6%	1.0%—1.6%	1.9%—2.6%

The following is a summary of the activity for stock option awards during the three and six-months ending March 31, 2012:

	Three-Months Ending March 31, 2012		Six-Months Ending March 31, 2012
	Number of options	Weighted- Average Exercise Price per Share	Number of options	Weighted- Average Exercise Price per Share
Options, beginning balance	4,858	$21.34	4,228	$20.12
Options granted	20	43.27	845	26.00
Options exercised	(205)	13.90	(390)	12.86
Options forfeited	—	n/a	(10)	26.83

Options, ending balance	4,673	$21.76	4,673	$21.76

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Changes in nonvested stock options during the three and six-months ending March 31, 2012 were as follows:

	Three-Months Ending March 31, 2012		Six-Months Ending March 31, 2012
	Number of options	Weighted- Average Exercise Price per Share	Number of options	Weighted- Average Exercise Price per Share
Options, beginning balance	1,713	$26.80	1,368	$27.71
Options granted	20	43.27	845	26.00
Options vested	(4)	29.00	(476)	27.41
Options forfeited	—	n/a	(8)	26.83

Options, ending balance	1,729	$26.99	1,729	$26.99

As of March 31, 2012, there was approximately $13,000 of total unrecognized compensation cost, which assumes a weighted-average forfeiture rate of 6.4%, related to non-vested stock-based compensation arrangements granted under the 2002 Stock Option Plan (for which no further grants will be made) and the 2006 Plan. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2012 were as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,673	$21.76	6.1	$98,471
Options vested and exercisable	2,944	18.69	4.5	71,059
Options vested and expected to vest	4,505	21.55	5.9	95,871

Note 19. Commitments and contingencies

Woodward is currently involved in claims, pending or threatened litigation, other legal proceedings, investigations and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, workman’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations. Woodward has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. Legal costs are expensed as incurred and are classified in “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Earnings.

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

Note 20. Segment information

Woodward serves two significant markets – the aerospace market and the energy market. In order to better serve these markets, Woodward completed a realignment of its reportable segments in September 2011 and now reports its financial results through two reportable segments – Aerospace and Energy. The Aerospace segment combines the aircraft propulsion portion of the former Turbine Systems business group, now referred to as the Aircraft Turbine Systems business group, with the Airframe Systems business group. The Energy segment combines the industrial turbine portion of the former Turbine Systems business group, now referred to as the Industrial Turbomachinery Systems business group, with the Engine Systems and Electrical Power Systems business groups.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Segment external net sales:
Aerospace	$224,337	$204,945	$417,563	$386,089
Energy	244,456	213,921	459,126	397,852

Total consolidated net sales	$468,793	$418,866	$876,689	$783,941

Segment earnings:

Aerospace	$33,681	$33,241	$60,741	$53,155
Energy	34,334	26,941	61,059	51,444

Total segment earnings	68,015	60,182	121,800	104,599
Nonsegment expenses	(7,509)	(7,481)	(14,936)	(14,045)
Interest expense, net	(6,468)	(6,214)	(12,650)	(12,592)

Consolidated earnings before income taxes	$54,038	$46,487	$94,214	$77,962

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Segment assets consist of accounts receivable, inventories, property, plant and equipment—net, goodwill, and other intangibles—net. A summary of consolidated total assets by segment follows:

	March 31, 2012	September 30, 2011
Segment assets:
Aerospace	$1,035,470	$1,036,797
Energy	604,689	569,929

Total segment assets	1,640,159	1,606,726
Unallocated corporate property, plant and equipment, net	12,137	8,556
Other unallocated assets	164,044	166,152

Consolidated total assets	$1,816,340	$1,781,434

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

FORWARD-LOOKING STATEMENTS

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

Except where we have otherwise indicated or the context otherwise requires, amounts presented in this Quarterly Report on Form 10-Q are in thousands except per share amounts.

This discussion should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K and the Condensed Consolidated Financial Statements and Notes included therein and in this report.

Non-U.S. GAAP Financial Measures

Earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements may not fluctuate with operating results. Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures and forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. Management uses free cash flow, which is defined as net cash flows provided by operating activities less payments for property, plant and equipment, in reviewing the financial performance of Woodward’s various business groups and evaluating cash levels. Securities analysts, investors, and others frequently use EBIT, EBITDA and free cash flow in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets that are subject to amortization. The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As EBIT and EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. Our calculations of EBIT, EBITDA and free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

EBIT and EBITDA for the three and six-months ending March 31, 2012 and March 31, 2011 were as follows:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Net earnings	$38,751	$32,090	$67,168	$54,489
Income taxes	15,287	14,397	27,046	23,473
Interest expense	6,552	6,299	12,860	12,800
Interest income	(84)	(85)	(210)	(208)

EBIT	60,506	52,701	106,864	90,554
Amortization of intangible assets	8,294	8,542	16,552	17,085
Depreciation expense	9,513	9,970	19,682	20,324

EBITDA	$78,313	$71,213	$143,098	$127,963

Free cash flow for the six-months ending March 31, 2012 and March 31, 2011 was as follows:

	Six-Months Ending March 31,
	2012	2011
Net cash provided by operating activities	$12,226	$20,176
Payments for property, plant and equipment	(30,523)	(20,124)

Free cash flow	$(18,297)	$52

OVERVIEW

Operational Highlights

Quarterly Highlights

Net sales for the second quarter of fiscal 2012 were $468,793, an increase of 11.9% from $418,866 for the second quarter of the prior fiscal year. Net sales growth as compared to the second quarter of fiscal 2011 was across both of our segments reflecting continued market share gains and consistent growth in most of the markets we serve.

Sequentially, net sales for the second quarter of fiscal 2012 increased by $60,897, or 14.9%, to $468,793 from $407,896 for the first quarter of 2012. Historically, net sales in the first quarter have generally been lower than the remaining three quarters of the fiscal year due to customer buying patterns and the observance of various holidays.

EBIT for the second quarter of fiscal 2012 was $60,506, up 14.8% from $52,701 in the same period of fiscal 2011. The current quarter EBIT was positively impacted by increased sales volumes, partially offset by increased research and development costs of $10,395, or 38.4%, compared to the same quarter for fiscal 2011, reflecting increased investment in awarded customer programs. In addition, variable compensation expense for the second quarter of fiscal 2012 was $7,659 lower than the second quarter of fiscal 2011.

Net earnings for the second quarter of fiscal 2012 were $38,751, or $0.55 per diluted share, compared to $32,090, or $0.46 per diluted share, for the second quarter of fiscal 2011. The effective tax rate in the second quarter of fiscal 2012 was 28.3% compared to 31.0% for the second quarter of the prior year.

Year to Date Highlights

Net sales for the first half of fiscal 2012 were $876,689, an increase of 11.8% from $783,941 for the first half of the prior fiscal year. The sales increase was across both of our segments and reflected continued market share gains and consistent growth in most of the markets we serve.

EBIT for the first half of fiscal 2012 was $106,864, up 18.0% from $90,554 in the same period of fiscal 2011. Current year EBIT was positively affected by increased sales volumes and favorable price and sales mix, partially offset by increased investment in research and development. In addition, variable compensation expense for the first half of fiscal 2012 was $4,985 lower than the first half of fiscal 2011.

Net earnings for the first half of fiscal 2012 were $67,168, or $0.95 per diluted share, compared to $54,489, or $0.78 per diluted share, for the first half of fiscal 2011. The effective tax rate in the first half of fiscal 2012 was 28.7% compared to 30.1% for the first half of the prior year.

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal 2012 was $12,226 compared to $20,176 for the same period of fiscal 2011, primarily reflecting increased payments of variable compensation in the current year, partially offset by less of an increase in accounts receivable and inventory.

Negative free cash flow for the first half of fiscal 2012 was $18,297 compared to positive free cash flow of $52 for the same period of fiscal 2011, due mainly to increased payments of variable compensation in the current year as compared to the prior year and our continuing investment in capital expenditures. EBITDA increased $15,135 to $143,098 for the first half of fiscal 2012 from $127,963 for the same period of fiscal 2011, primarily due to increased net earnings.

On January 4, 2012, we amended and restated our revolving credit facility, which had an expiration date of October 2012, by entering into a Third Amended and Restated Credit Agreement (the “Amended and Restated Revolver Agreement”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The Amended and Restated Revolver Agreement extended the prior revolving credit facility’s maturity to January 2017. The borrowing capacity increased from $225,000 to $400,000 and the option, subject to the lenders’ participation, to expand the commitment increased from $125,000 to $200,000, for a total borrowing capacity of up to $600,000.

At March 31, 2012, we held $56,329 in cash and cash equivalents, and had total outstanding debt of $443,228 with additional borrowing availability of $365,728 under our revolving credit facility, net of outstanding letters of credit, and $15,351 under various foreign credit facilities.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ending				Six-Months Ending
	March 31,	% of Net	March 31,	% of Net	March 31,	% of Net	March 31,	% of Net
	2012	Sales	2011	Sales	2012	Sales	2011	Sales
Net sales	$468,793	100%	$418,866	100%	$876,689	100%	$783,941	100%
Costs and expenses:
Cost of goods sold	322,492	68.8	292,520	69.8	606,902	69.2	553,697	70.6
Selling, general, and administrative expenses	40,788	8.7	38,445	9.2	79,358	9.1	71,111	9.1
Research and development costs	37,445	8.0	27,050	6.5	68,239	7.8	50,788	6.5
Amortization of intangible assets	8,294	1.8	8,542	2.0	16,552	1.9	17,085	2.2
Interest expense	6,552	1.4	6,299	1.5	12,860	1.5	12,800	1.6
Interest income	(84)	0.0	(85)	0.0	(210)	0.0	(208)	0.0
Other (income) expense, net	(732)	(0.2)	(392)	(0.1)	(1,226)	(0.1)	706	0.1

Total costs and expenses	414,755	88.5	372,379	88.9	782,475	89.3	705,979	90.1

Earnings before income taxes	54,038	11.5	46,487	11.1	94,214	10.7	77,962	9.9
Income tax expense	15,287	3.3	14,397	3.4	27,046	3.1	23,473	3.0

Net earnings	$38,751	8.3	$32,090	7.7	$67,168	7.7	$54,489	7.0

Other select financial data:

	March 31,	September 30,
	2012	2011
Working capital	$607,087	$536,936
Short-term borrowings	32,500	—
Total debt	443,228	425,249
Total stockholders’ equity	988,010	919,097

Net Sales

Consolidated net sales for the second quarter and first half of fiscal 2012 increased by $49,927, or 11.9%, and $92,748, or 11.8%, respectively, compared to the same periods of fiscal 2011. Details of the changes in consolidated net sales are as follows:

	Three-Month	Six-Month
	Period	Period
Consolidated net sales for the period ending March 31, 2011	$418,866	$783,941
Aerospace volume changes	14,607	22,309
Energy volume changes	33,217	63,066
Price changes	4,963	9,888
Effects of changes in foreign currency rates	(2,860)	(2,515)

Consolidated net sales for the period ending March 31, 2012	$468,793	$876,689

The increase in net sales for the second quarter and first half of fiscal 2012 was primarily attributable to sales volume increases across both of our segments. Net sales increases in our Aerospace segment were primarily attributable to commercial and military aftermarket and commercial original equipment manufacturer (“OEM”) sales. Control systems for wind turbines and industrial gas turbines were leading contributors to increased sales in our Energy segment.

Price changes: Increases in selling prices were driven primarily by price increases related to both OEM and aftermarket sales within our Aerospace segment. Selling prices in the Energy segment were relatively unchanged from the prior year, consistent with prevailing market conditions.

Foreign currency exchange rates: During the second quarter and first half of fiscal 2012, our net sales were negatively impacted by $2,860 and $2,515, respectively, due to changes in foreign currency exchange rates compared to the same periods of fiscal 2011.

Our worldwide sales activities are primarily denominated in U.S. Dollars (“USD”), European Monetary Units (the “Euro”), Great Britain Pounds (“GBP”), Japanese Yen (“JPY”), Chinese Yuan (“CNY”), and Swiss Francs (“CHF”). As the USD, Euro, GBP, JPY, CNY, and CHF fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. If the CNY, which the Chinese government has not historically allowed to fluctuate significantly against USD, is allowed to fluctuate against USD in the future, we would be exposed to gains or losses on sales transactions denominated in CNY. For additional information on foreign currency exchange rate risk please refer to the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K.

Costs and Expenses

Cost of goods sold increased by $29,972 to $322,492 for the second quarter of fiscal 2012 from $292,520 for the second quarter of fiscal 2011. Cost of goods sold increased to $606,902 for the first half of fiscal 2012 from $553,697 for the first half of 2011. Gross margins (as measured by net sales less cost of goods sold, divided by net sales) increased to 31.2% and 30.8% for the second quarter and first half of fiscal 2012, respectively, compared to 30.2% and 29.4%, respectively, for the same periods of the prior year. The increase in gross margins is due primarily to favorable prices and sales mix realized by our Aerospace segment.

Selling, general, and administrative expenses increased by $2,343, or 6.1%, to $40,788 for the second quarter of fiscal 2012 as compared to $38,445 for the same period of fiscal 2011. Selling, general and administrative expenses decreased as a percentage of net sales to 8.7% for the second quarter of fiscal 2012 as compared to 9.2% for the same period of fiscal 2011. Selling, general, and administrative expenses increased by $8,247, or 11.6%, to $79,358 for the first half of fiscal 2012 as compared to $71,111 for the same period of fiscal 2011. Selling, general, and administrative expenses as a percentage of net sales remained flat at 9.1% for both the first half of fiscal 2012 and fiscal 2011. The increase in selling, general and administrative expenses in both comparable periods is due to increases in employee related costs and other costs to support our sales growth.

Research and development costs increased by $10,395, or 38.4%, to $37,445 for the second quarter of fiscal 2012 as compared to $27,050, for the same period of fiscal 2011. Research and development costs increased by $17,451, or 34.4%, to $68,239 for the first half of fiscal 2012 as compared to $50,788 for the same period of fiscal 2011. Research and development costs increased as a percentage of sales to 8.0% and 7.8% for the second quarter and first half of fiscal 2012, respectively, as compared to 6.5% for both the second quarter and the first half of fiscal 2011. The increase in research and development costs is primarily due to increased investment related to our pursuit of new and awarded customer programs and market share gains in most of our markets, particularly those within our Aerospace segment. Our research and development activities extend across almost all of our customer base. We anticipate that our research and development costs as a percent of net sales in each of the third and fourth quarters of fiscal 2012 will be slightly lower than the second quarter of fiscal 2012.

Amortization of intangible assets decreased slightly to $8,294 and $16,552 for the second quarter and first half of fiscal 2012, respectively, compared to $8,542 and $17,085 for the same periods in fiscal 2011. As a percentage of net sales, amortization of intangible assets decreased to 1.8% and 1.9% for the second quarter and first half of fiscal 2012, respectively, as compared to 2.0% and 2.2% for the same periods of the prior year.

Interest expense increased slightly to $6,552 and $12,860 for the second quarter and first half of fiscal 2012, respectively, compared to $6,299 and $12,800 for the same periods in fiscal 2011. As a percentage of net sales, interest expense decreased to 1.4% and 1.5% for the second quarter and first half of fiscal 2012, respectively, from 1.5% and 1.6% for the same periods of the prior year.

Income taxes were provided at an effective rate on earnings before income taxes of 28.3% and 28.7% for the second quarter and first half of fiscal 2012, respectively, compared to 31.0% and 30.1% for the same periods of fiscal 2011. The reductions in the effective tax rates for the second quarter and first half of fiscal 2012 each contributed $0.02 to earnings per diluted share when compared to the same periods of the prior fiscal year. The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

	Three-Month	Six-Month
	Period	Period
Effective tax rate for the period ending March 31, 2011	31.0%	30.1%
Repatriation reserve change	(6.2)	(3.5)
Research credit in fiscal 2011 as compared to fiscal 2012	1.6	2.5
Adjustment of tax issues recorded in the period ending March 31, 2011	1.6	0.2
Adjustment of tax issues recorded in the period ending March 31, 2012	(0.1)	(0.9)
Domestic production activities deduction	(0.6)	(0.6)
Foreign tax rate differences	1.0	1.0
Other changes, net	—	(0.1)

Effective tax rate for the period ending March 31, 2012	28.3%	28.7%

During the second quarter of fiscal 2012, we reevaluated our strategic alternatives in various international markets and determined that a portion of the undistributed earnings of certain of our foreign subsidiaries that were previously expected to be repatriated into the U.S. within the foreseeable future will remain indefinitely invested outside the U.S. to support the growth of our foreign operations. We accordingly reversed the deferred tax liability associated with repatriating those earnings, resulting in a tax benefit of $3,326, or 6.2% and 3.5% of earnings before income taxes, respectively, for the three and six-months ending March 31, 2012.

On December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, we recognized a net tax benefit of $1,890 in the first quarter of fiscal 2011 related to the prior year impact. The credit expired again as of December 31, 2011.

Segment Results

In September 2011, we reorganized our reportable segments to better align with our markets. We now have two reportable segments – Aerospace and Energy. Both of our reportable segments are comprised of multiple business groups, which focus on particular applications within the aerospace and energy markets. Our Aerospace segment combines the aircraft propulsion portion of the former Turbine Systems business group, now referred to as the Aircraft Turbine Systems business group, with our Airframe Systems business group. Our Energy segment combines the industrial turbine portion of the former Turbine Systems business group, now referred to as the Industrial Turbomachinery Systems business group, with our Engine Systems and Electrical Power Systems business groups.

Prior period segment information has been retrospectively revised to be consistent with our current reportable segment structure, which is based on how we managed our business as of September 30, 2011 and during the first half of fiscal 2012.

The following table presents sales by segment:

	Three-Months Ending March 31,				Six-Months Ending March 31,
	2012		2011		2012		2011
External net sales:
Aerospace	$224,337	47.9%	$204,945	48.9%	$417,563	47.6%	$386,089	49.2%
Energy	244,456	52.1	213,921	51.1	459,126	52.4	397,852	50.8

Consolidated net sales	$468,793	100.0%	$418,866	100.0%	$876,689	100.0%	$783,941	100.0%

The following table presents earnings by segment:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Aerospace	$33,681	$33,241	$60,741	$53,155
Energy	34,334	26,941	61,059	51,444

Total segment earnings	68,015	60,182	121,800	104,599
Nonsegment expenses	(7,509)	(7,481)	(14,936)	(14,045)
Interest expense, net	(6,468)	(6,214)	(12,650)	(12,592)

Consolidated earnings before income taxes	54,038	46,487	94,214	77,962
Income tax expense	(15,287)	(14,397)	(27,046)	(23,473)

Consolidated net earnings	$38,751	$32,090	$67,168	$54,489

The following table presents earnings by segment as a percentage of segment net sales:

	Three-Months Ending March 31,		Six-Months Ending March 31,
	2012	2011	2012	2011
Aerospace	15.0%	16.2%	14.5%	13.8%
Energy	14.0%	12.6%	13.3%	12.9%

Aerospace

Aerospace segment net sales were $224,337 and $417,563 for the second quarter and first half of fiscal 2012, respectively, compared to $204,945 and $386,089 for the same periods of fiscal 2011. Sales during the first half of fiscal 2012 were higher in nearly all the markets we serve.

Sales for the aerospace aftermarket continued to benefit from increased passenger air traffic, and the roll out of new aircraft platforms on which our Aerospace products are used. Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have increased based on improved airline demand and new product introduction. In addition, the increase in sales continues to reflect recovering demand for business and regional jets. Due to quarterly variability, sales for some of our OEM military-related systems decreased in the second quarter of fiscal 2012 compared to the second quarter of the prior fiscal year. OEM military sales for the first half of fiscal 2012 were in total relatively unchanged when compared to the first half of the prior year.

Aerospace segment earnings increased $440, or 1.3%, to $33,681 and $7,586, or 14.3%, to $60,741 for the second quarter and first half of fiscal 2012, respectively, as compared to $33,241 and $53,155, respectively, for the same periods of fiscal 2011 due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ending March 31, 2011	$33,241	$53,155
Sales volume changes	5,908	10,392
Selling price and mix	4,423	10,116
Investments in research and development	(9,533)	(14,920)
Manufacturing costs associated with sales growth and manufacturing productivity	(2,073)	(2,356)
Workman’s compensation	—	2,983
Changes in variable compensation	3,342	1,682
Other, net	(1,627)	(311)

Earnings for the period ending March 31, 2012	$33,681	$60,741

Aerospace segment earnings in the second quarter of fiscal 2012 were flat when compared to the same period of fiscal 2011. Segment earnings benefitted from increased sales volume, favorable price and sales mix and reduced variable compensation expense. These benefits were largely offset by increased research and development and higher than anticipated manufacturing costs associated with sales growth and investments to improve manufacturing productivity. Such initiatives include programs to streamline production cell layouts and reduce waste in the manufacturing process. Earnings as a percentage of sales decreased to 15.0% compared to 16.2% in the second quarter of fiscal 2011.

The increase in Aerospace segment earnings in the first half of fiscal 2012 compared to the same period of fiscal 2011 was primarily the result of sales volume increases and favorable price and sales mix, partially offset by increased costs associated with new product research and development and higher than anticipated manufacturing costs associated with sales growth and investments to improve manufacturing productivity. Such initiatives include programs to streamline production cell layouts and reduce waste in the manufacturing process. In addition, the prior year included a one-time charge of $2,983 related to workman’s compensation. For the first half of fiscal 2012, earnings as a percentage of sales increased to 14.5% compared to 13.8% in the first half of fiscal 2011.

Energy

Energy segment net sales were $244,456 and $459,126 for the second quarter and first half of fiscal 2012, respectively, compared to $213,921 and $397,852 for the same periods of fiscal 2011. Sales for the first half of fiscal 2012 increased in nearly all of our markets. Wind turbine power converter sales increased primarily due to our market share gains. There was also some accelerated ordering by our customers in an effort to take advantage of current government incentives and to comply with various renewable energy programs. We continued to see growth in our industrial gas turbine markets. In addition, sales increased in the large and small engine markets utilizing natural gas and other special fuel sources, which serve primarily electric power generation systems and on-highway natural gas vehicles.

Energy segment earnings increased $7,393, or 27.4%, to $34,334 and $9,615, or 18.7%, to $61,059 for the second quarter and first half of fiscal 2012, respectively, as compared to $26,941 and $51,444, respectively, for the same periods of fiscal 2011 due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ending March 31, 2011	$26,941	$51,444
Sales volume changes	8,373	16,522
Selling price and mix	(3,047)	(6,409)
Investments in research and development	(1,811)	(2,948)
Changes in variable compensation	3,263	2,625
Effects of changes in foreign currency rates	546	1,525
Other, net	69	(1,700)

Earnings for the period ending March 31, 2012	$34,334	$61,059

The increase in the Energy segment earnings for both the second quarter and the first half of fiscal 2012 as compared to the prior fiscal year comparable periods was driven primarily by increased sales volume and reduced variable compensation, partially offset by unfavorable product mix impacts. Earnings as a percentage of sales increased to 14.0% and 13.3% in the second quarter and first half of fiscal 2012, respectively, as compared to 12.6% and 12.9% for the same periods of fiscal 2011 due primarily to leverage on sales volume, partially offset by unfavorable product mix impacts.

Nonsegment expenses

Nonsegment expenses for the second quarter and first half of fiscal 2012 increased slightly to $7,509 and $14,936, respectively, compared to $7,481 and $14,045 for the same periods of fiscal 2011. As a percent of net sales, nonsegment expenses for the second quarter and first half of fiscal 2012 decreased to 1.6% and 1.7% of net sales, respectively, compared to 1.8% of net sales for each of the same periods of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

We believe liquidity and cash generation are important to our strategy of self-funding our ongoing operating needs. Historically, we have been able to satisfy our working capital needs, including capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities. We expect that cash generated from our operating activities, together with borrowings under our revolving credit facility, will be sufficient to fund our continuing operating needs.

As of March 31, 2012, we do not believe that any potential European sovereign debt defaults would have a material adverse affect on our liquidity. We do not have any significant direct exposure to European government receivables and our customers do not rely heavily on European government subsidies or other government support. We will continue to monitor our exposure to risks relating to European sovereign debt.

Our aggregate cash and cash equivalents were $56,329 and $74,539 and our working capital was $607,087 and $536,936 at March 31, 2012 and September 30, 2011, respectively. Of the $56,329 of cash and cash equivalents held at March 31, 2012, $39,561 is held by our foreign subsidiaries. We are not presently aware of any restrictions on the repatriation of these funds, although a portion is considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Our Amended and Restated Revolver Agreement, which we entered into on January 4, 2012, extends the maturity date of our revolving credit facility to January 2017 and provides borrowing capacity of up to $400,000 with the option to increase total borrowing capacity to up to $600,000, subject to lenders’ participation. In the event we are unable to generate sufficient cash flows from operating activities, we can borrow against our $400,000 revolving credit facility as long as we are in compliance with all of our debt covenants. Historically, we have used borrowings under our revolving credit facility to meet certain short-term working capital needs as well as strategic uses including repurchases of our stock, payments of dividends and acquisitions. In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions. These foreign credit facilities are generally reviewed annually for renewal. We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.

At March 31, 2012, we had $27,500 of borrowings outstanding from our $400,000 revolving credit facility and $5,000 of borrowings outstanding from our foreign credit facilities. Short-term borrowing activity during the six-months ending March 31, 2012 were as follows:

Maximum daily balance during the period	$61,576
Average daily balance during the period	$36,156
Weighted average interest rate on average daily balance	1.14%

At March 31, 2012, we had total outstanding debt of $443,228 with additional borrowing availability of $365,728 under our $400,000 revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $15,351 under various foreign credit facilities.

We believe we were in compliance with all our debt covenants at March 31, 2012.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities. However, we could be adversely affected if the banks supplying our borrowing requirements refuse to honor their contractual commitments, cease lending, or declare bankruptcy. While we believe the lending institutions participating in our credit arrangements are financially capable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty with respect to credit availability.

Our ability to service our long-term debt, to remain in compliance with the various restrictions and covenants contained in our debt agreements and to fund working capital, capital expenditures and product development efforts will depend on our ability to generate cash from operating activities, which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control.

Cash Flows Summary

	Six-Months Ending March 31,
	2012	2011
Net cash provided by operating activities	$12,226	$20,176
Net cash used in investing activities	(30,308)	(20,104)
Net cash used in financing activities	(117)	(44,881)
Effect of exchange rate changes on cash and cash equivalents	(11)	49

Net change in cash and cash equivalents	(18,210)	(44,760)
Cash and cash equivalents at beginning of period	74,539	105,579

Cash and cash equivalents at end of period	$56,329	$60,819

Net cash flows provided by operating activities for the first half of fiscal 2012 was $12,226 compared to $20,176 for the same period of fiscal 2011. The decline of $7,950 is attributable to an increase in variable compensation paid of approximately $25,000 in the first half of fiscal 2012 compared to the prior year’s first half, partially offset by less of an increase in accounts receivable and inventory. The increase in variable compensation paid in the first half of fiscal 2012 was the result of improved operating results for fiscal year 2011 compared to fiscal year 2010.

Net cash flows used in investing activities for the first half of fiscal 2012 was $30,308 compared to $20,104 for the same period of fiscal 2011 and is due nearly entirely to cash paid for planned capital expenditures to support our current and future growth that will continue through the remainder of fiscal 2012.

Net cash flows used in financing activities for the first half of fiscal 2012 was $117 as compared to $44,881 for the same period of fiscal 2011. During the first half of fiscal 2012, we had net short-term borrowings of $32,440 compared to net repayments of short-term borrowings of $18,071 in the same period of the prior year. We utilized $14,312 to repurchase 345 shares of our common stock in the first half of fiscal 2012, compared to $6,837 to repurchase 208 shares of our common stock in the same period of fiscal 2011.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K. There have been no material changes to our various contractual obligations during the first half of fiscal 2012 other than those relating to certain of our credit facilities and our Term Loan, as discussed at Note 12, Credit facilities, short-term borrowings and long-term debt, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in our most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The estimates and assumptions described below are those that we consider to be most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current and, for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. As estimates are updated or actual amounts are known, our critical accounting estimates are revised, and operating results may be affected by the revised estimates. Actual results may differ from these estimates under different assumptions or conditions.

Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures in this Management’s Discussion and Analysis.

Revenue recognition

Except for revenue recognized under the percentage of completion method discussed below, Woodward recognizes revenue when the following criteria are met:

1) persuasive evidence of an arrangement exists,

2) delivery of the product has occurred or services have been rendered,

3) price is fixed or determinable, and

4) collectability is reasonably assured.

In implementing the four criteria stated above, we have found that determining when the risks and rewards of ownership have passed to the customer, which determines whether persuasive evidence of an arrangement exists and if delivery has occurred, may require judgment. The passage of title indicates transfer of the risks and rewards of ownership from Woodward to the customer; however, contract- and customer-specific circumstances are reviewed by management to ensure that transfer of title constitutes the transfer of the risks and rewards of ownership.

Examples of situations requiring management review and judgment, with respect to the passage of the risks and rewards of ownership, include: interpretation of customer-specific contract terms, situations where substantive performance obligations exist, such as completion of product testing that remain after product delivery to the customer, situations that require customer acceptance (or in some instances regulatory acceptance) of the product, and situations in countries whose laws provide for retention of some form of title by sellers such that Woodward is able to recover goods in the event a customer defaults on payment.

Based on management’s determination, if the risks and rewards of ownership have not passed to the customer, revenue is deferred until this requirement is met.

Woodward provides certain engineering services to customers under fully funded and partially funded long- and short-term development contracts, which accounted for an immaterial amount of customer payments received in the three and six-months ending March 31, 2012 and March 31, 2011. Funded development contracts may be fixed price or cost-reimbursable contracts. Revenue for such contracts is recognized using the percentage-of-completion, milestone or completed contract methods. The applicable revenue recognition methodology to apply is dependent on an evaluation of each project.

Estimating total anticipated costs on long-term projects requires a comprehensive understanding and consideration of variables that may impact the future costs required to be incurred to complete the project, and are subject to revision and adjustment throughout the projects. Accurately estimating total costs on long-term contracts is often difficult due to the number of variables to consider, including customer changes to project scope, unexpected engineering charges and cost overruns. Changes in estimates over the course of a project will impact the future timing of revenue recognition on projects accounted for using the percentage-of-completion method and the milestone method, as well as the timing of recognition of loss reserves, if any.

Changes in contract estimates occur for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth, changes in risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, and changes in contract overhead costs over the performance period. The Company has a contract management process involving cross-functional groups who are familiar with our contract activities. Significant changes in estimates on a single contract could impact our financial results. Aggregate net changes in contract estimates recognized on a cumulative catch-up basis were not material to our Condensed Consolidated Financial Statements for the three and six-months ending March 31, 2012 and March 31, 2011. No discrete event or adjustment to an individual contract within the aggregate net changes in contract estimates for three and six-months ending March 31, 2012 and March 31, 2011 was material to the Condensed Consolidated Financial Statements for such period.

Purchase accounting

During the third quarter of fiscal 2011, we acquired all of the outstanding stock of Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”), and the assets of IDS’s business in China (collectively, the “IDS Acquisition”) for an aggregate purchase price of $47,161. For more information on the IDS Acquisition see Note 4, Business acquisitions, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and postretirement benefit plan assets and liabilities.

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, earnings margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment. We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. In the three and six-months ending March 31, 2012 and March 31, 2011, no impairment or change in useful lives has been recognized on other intangible assets acquired.

Estimated values for inventory acquired is subject to reliable estimates of future sales volumes, replacement costs, costs of selling effort, anticipated selling prices, normal profit margins and the percent complete, as of the acquisition date, and costs to complete work-in-process inventory. Estimated values for accounts receivable are subject to reliable estimates of collectability.

Assumed liabilities are valued based on estimates of anticipated expenditures to be incurred to satisfy the assumed obligations, including estimation of any warranty or other contractual liabilities assumed, which require the exercise of professional judgment. Valuation of postretirement benefit plan assets and liabilities is dependent on similar assumptions and estimates as those used to value our non-acquisition postretirement benefit plan assets and liabilities.

Assumed contracts may have favorable or unfavorable terms that must be valued as of the acquisition date. Such valuation is subject to management judgment regarding the evaluation and interpretation of contract terms in relation to other economic circumstances, such as the market rates for office space leases.

If we assume a performance obligation to customers as of the acquisition date, a deferred revenue obligation is recognized. Judgment is required to evaluate whether a future performance obligation exists and to assign a value to the performance obligation.

Valuation of gain and loss contingencies, if not resolved during the purchase measurement period, requires exercise of management judgment. We measure pre-acquisition contingencies at their acquisition date fair value if their fair value can be determined during the measurement period. If we cannot determine the fair value of the pre-acquisition contingency during the measurement period, we recognize an acquired asset or assumed liability if it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated.

Assumed acquired tax liabilities for uncertain tax positions are dependent on assessing the past practices of the acquisition target based on review of actual tax filings and information obtained through due diligence procedures. Evaluation of the validity of tax positions taken by the acquisition target are subject to management judgment.

Inventory

Inventories are valued at the lower of cost or market value. Inventory cost is determined using methods that approximate the first-in, first-out basis. We include product costs, labor and related fixed and variable overhead in the cost of inventories.

Inventory market values are determined by giving substantial consideration to the expected product selling price. We estimate expected selling prices based on our historical recovery rates, general economic and market conditions, the expected channel of disposition, and current customer contracts and preferences. Actual results may differ from our estimates due to changes in resale or market value and the mix of these factors. Management monitors inventory for events or circumstances, such as negative margins, recent sales history suggesting lower sales value, or changes in customer preferences, which indicate the market value of inventory is less than the carrying value of inventory and records adjustments as necessary. When inventory is written down below cost, such reduced amount is considered the cost for subsequent accounting purposes. Our recording of inventory at the lower of cost or market value has not historically required material adjustments once initially established.

The carrying value of inventory was $416,622 and $381,555 as of March 31, 2012 and September 30, 2011, respectively. If economic conditions, customer product requirements or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary. We attempt to maintain inventory quantities at levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Postretirement benefits

The Company provides various benefits to certain employees through defined benefit plans and other postretirement benefit plans. A September 30 measurement date is utilized to value plan assets and obligations for all Woodward defined benefit pension and other postretirement benefit plans. For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions, including anticipated discount rates, rates of compensation increases, long-term return on defined benefit plan investments, and anticipated healthcare cost increases. Based on these actuarial assumptions, at September 30, 2011, our recorded liabilities included $25,349 for underfunded defined benefit pension plans and $32,923 for unfunded other postretirement benefit plans. Changes in net periodic expense or the amounts of recorded liabilities may occur in the future due to changes in these assumptions.

Estimates of the value of postretirement benefit obligations, and related net periodic benefits expense, are dependent on actuarial assumptions, including future interest rates, compensation rates, healthcare cost trends, and returns on defined benefit plan investments.

Primary actuarial assumptions for our defined benefit plans were determined as follows:

•

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the U.S., we used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better, which have at least $50 million outstanding. In the United Kingdom, we used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark. In Japan, we used Standard & Poors AA-rated corporate bond yields (applicable for bonds over 10 years) as the benchmark. In Switzerland, we used high quality swap rates plus a credit spread of 0.36%, as high quality swaps are available in Switzerland at various durations and trade at higher volumes than bonds, as the benchmark. Our assumed rates do not differ significantly from any of these benchmarks. These rates are sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and future expense.

•	Compensation increase assumptions are based upon historical experience and anticipated future management actions. An increase in the rate would increase our obligation and expense.

•

In determining the long-term rate of return on plan assets, we assume that the historical long-term compound growth rates of equity and fixed-income securities will predict the future returns of similar investments in the plan portfolio. Investment management and other fees paid out of the plan assets are factored into the determination of asset return assumptions. This rate is impacted by changes in general market conditions, but because it represents a long-term rate, it is not significantly impacted by short-term market volatility. Changes in our allocation of plan assets would also impact this rate. For example, a shift to more fixed income securities would lower the rate. A decrease in the rate would increase our expense.

Primary actuarial assumptions for our other postretirement benefit plans were determined as follows:

•

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the U.S., we used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better, which have at least $50 million outstanding. In the United Kingdom, we used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark. Our assumed rate did not differ significantly from this benchmark. These rates are sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and future expense.

•

The assumed health care trend rate represents the rate at which health care costs are assumed to increase and is based on historical and expected experience. Changes in our projections of future health care costs due to general economic conditions and those specific to health care (e.g., technology driven cost changes) will impact this trend rate. An increase in the trend rate would increase our obligation and expense.

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

	Increase/(Decrease) In
Assumption	Change	2012 Net Periodic Benefit Cost	2012 Projected Service and Interest Costs	Post Retirement Benefit Obligation as of Sept. 30, 2011
Defined benefit pension benefits:
Change in discount rate	1% increase	$(1,327)	$(443)	$(21,575)
	1% decrease	2,358	403	26,480

Other postretirement benefits:
Change in discount rate	1% increase	(116)	140	(2,584)
	1% decrease	(10)	(172)	2,998

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

Health care cost trend rate sensitivity analysis

	1% increase	1% decrease
Effect on projected fiscal year 2012 service and interest cost	$182	$(159)
Effect on accumulated postretirement benefit obligation at September 30, 2011	3,107	(2,722)

Reviews for impairment of goodwill

At March 31, 2012, we had $462,659 of goodwill, representing 25% of our total assets. At September 30, 2011, we had $462,282 of goodwill, representing 26% of our total assets. Goodwill is tested for impairment on the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the impairment tests, we identify reporting units in accordance with U.S. GAAP. The identification of reporting units and consideration of aggregation criteria requires management judgment. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we compare the implied fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in the three or six-months ending March 31, 2012 or in fiscal years 2011 or 2010.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of March 31, 2012 and September 30, 2011, unrecognized gross tax benefits for which recognition has been deferred was $17,947 and $16,931, respectively.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. As of March 31, 2012 and September 30, 2011, our valuation allowance was $3,534 and $3,201, respectively.

Our effective tax rates differ from the U.S. statutory rate primarily due to the tax impact of foreign operations, adjustments of valuation allowances, research tax credits, state taxes, and tax audit settlements.

Our provision for income taxes is subject to volatility and could be affected by earnings that are different than those anticipated in countries which have lower or higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by transfer pricing adjustments; by tax effects of share-based compensation; and/or changes in tax laws, regulations, and accounting principles, including accounting for uncertain tax positions, or interpretations thereof. In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a significant effect on our operating results, financial condition, and cash flows.

New Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

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

These market risks are discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K. These market risks have not materially changed since the date our most recent Form 10-K was filed with the SEC.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Thomas A. Gendron, Chairman of the Board, Chief Executive Officer and President) and Principal Financial and Accounting Officer (Robert F. Weber, Jr., Vice Chairman, Chief Financial Officer and Treasurer), as appropriate, to allow timely decisions regarding required disclosures.

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning with the third quarter of fiscal 2012, management will include the internal controls of IDS in its assessment of the effectiveness of Woodward’s internal controls over financial reporting. IDS was acquired during the third quarter of fiscal 2011, as discussed in Note 4, Business acquisitions, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, and was excluded from management’s annual report on internal control over financial reporting for the fiscal year ended September 30, 2011 in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses. IDS will be included in the September 30, 2012 assessment of Woodward’s internal controls over financial reporting.

We considered the results of our pre-acquisition due diligence activities, the continuation by IDS of its established internal control over financial reporting, and our implementation of additional internal control over financial reporting activities as part of our overall evaluation of disclosure controls and procedures as of March 31, 2012. The objectives of IDS’s established internal control over financial reporting were predominately associated with local statutory financial reporting. We are in the process of completing a more complete review of IDS’s internal control over financial reporting and will be implementing changes to better align its reporting and controls with the rest of Woodward. IDS accounted for approximately 3% of total assets in Woodward’s Condensed Consolidated Financial Statements as of March 31, 2012. IDS accounted for approximately 1% of total net sales in Woodward’s Condensed Consolidated Financial Statements for the six-months ending March 31, 2012.

PART II – OTHER INFORMATION

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

Investment in our securities involves risk. An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K when making investment decisions regarding our securities. The risk factors that were disclosed in our most recent Form 10-K have not materially changed since the date our most recent Form 10-K was filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(In thousands, except for shares and per share amounts.)

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2012 through January 31, 2012 (1)	80,000	$42.30	80,000	$182,115
February 1, 2012 through February 29, 2012 (1)	103,500	43.91	103,500	177,570
March 1, 2012 through March 31, 2012 (1), (2)	40,538	43.00	40,000	175,850

(1)	In July 2010, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013.
(2)	The Woodward Executive Benefit Plan, which is a separate legal entity, aquired 538 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in March 2012. Shares owned by the Woodward Executive Benefit Plan are included in “Treasury stock held for deferred compensation” in the Condensed Consolidated Balance Sheets.

Item 6.	Exhibits

(a)	Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.

Date: April 23, 2012	/s/ THOMAS A. GENDRON
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: April 23, 2012	/s/ ROBERT F. WEBER, JR.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD, INC.

EXHIBIT INDEX

Exhibit Number	Description:

10.1	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2008, filed as Exhibit 99.1 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference.

10.2	Amendment No. 1 to the Woodward Retirement Savings Plan, dated as of April 21, 2010, filed as Exhibit 99.2 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference.

10.3	Amendment No. 2 to the Woodward Retirement Savings Plan, dated as of April 21, 2009, filed as Exhibit 99.3 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference.

10.4	Amendment No. 3 to the Woodward Retirement Savings Plan, dated as of November 8, 2009, filed as Exhibit 99.4 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference.

10.5	Amendment No. 4 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.5 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference.

10.6	Amendment No. 5 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.6 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference.

10.7	Amendment No. 6 to the Woodward Retirement Savings Plan, dated as of November 8, 2011, filed as Exhibit 99.7 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.

31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.

32.1	Section 1350 certifications, filed as an exhibit.

101.1	The following materials from Woodward Inc’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, (vi) the Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.