Form 10-Q
period 2012-06-30
Woodward, Inc.
filed 2012-07-24
CIK 108312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 19, 2012, 68,728,097 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$460,241	$438,467	$1,336,930	$1,222,408
Costs and expenses:
Cost of goods sold	329,451	304,441	936,354	858,138
Selling, general and administrative expenses	39,627	38,470	118,984	109,581
Research and development costs	38,958	29,273	107,197	80,061
Amortization of intangible assets	8,139	8,935	24,691	26,020
Interest expense	6,611	6,361	19,471	19,161
Interest income	(265)	(117)	(475)	(325)
Other (income) expense, net (Note 15)	12	249	(1,214)	955

Total costs and expenses	422,533	387,612	1,205,008	1,093,591

Earnings before income taxes	37,708	50,855	131,922	128,817
Income tax expense	9,406	14,799	36,452	38,272

Net earnings	$28,302	$36,056	$95,470	$90,545

Earnings per share (Note 3):
Basic earnings per share	$0.41	$0.52	$1.38	$1.32
Diluted earnings per share	$0.40	$0.51	$1.36	$1.29

Weighted Average Common Shares Outstanding (Note 3):
Basic	68,922	68,793	68,973	68,785
Diluted	70,319	70,166	70,446	70,155
Cash dividends per share paid to Woodward common stockholders	$0.08	$0.07	$0.23	$0.20

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings	$28,302	$36,056	$95,470	$90,545
Other comprehensive earnings:
Foreign currency translation adjustments	(13,565)	8,414	(14,018)	17,043
Taxes on changes on foreign currency translation adjustments	(1,166)	(875)	2,127	(1,791)

	(14,731)	7,539	(11,891)	15,252
Reclassification of realized losses on derivatives to earnings	43	57	131	172
Taxes on changes on derivative transactions	(16)	(22)	(50)	(65)

	27	35	81	107

Minimum retirement benefit liability foreign currency exchange rate changes	9	(90)	91	(268)

Total comprehensive earnings	$13,607	$43,540	$83,751	$105,636

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$39,903	$74,539
Accounts receivable, less allowance for losses of $4,891 and $2,322, respectively	300,661	297,614
Inventories	423,994	381,555
Income taxes receivable	8,300	2,456
Deferred income tax assets	38,692	38,270
Other current assets	40,689	23,359

Total current assets	852,239	817,793
Property, plant and equipment, net	214,146	206,725
Goodwill	460,509	462,282
Intangible assets, net	243,493	268,897
Deferred income tax assets	8,100	10,466
Other assets	15,750	15,271

Total assets	$1,794,237	$1,781,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,000	$—
Current portion of long-term debt	7,549	18,374
Accounts payable	120,893	123,453
Income taxes payable	3,394	5,440
Deferred income tax liabilities	800	74
Accrued liabilities	98,556	133,516

Total current liabilities	236,192	280,857
Long-term debt, less current portion	401,250	406,875
Deferred income tax liabilities	85,547	85,911
Other liabilities	90,589	88,694

Total liabilities	813,578	862,337

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	95,913	81,453
Accumulated other comprehensive (loss) earnings	(8,093)	3,626
Deferred compensation	4,323	4,581
Retained earnings	1,029,188	949,573

	1,121,437	1,039,339
Treasury stock at cost, 4,232 shares and 4,070 shares, respectively	(136,455)	(115,661)
Treasury stock held for deferred compensation, at cost, 275 shares and 315 shares, respectively	(4,323)	(4,581)

Total stockholders’ equity	980,659	919,097

Total liabilities and stockholders’ equity	$1,794,237	$1,781,434

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ending
	June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$95,470	$90,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,870	57,299
Net (gain) loss on sales of assets	(84)	429
Stock-based compensation	6,680	5,370
Excess tax benefits from stock-based compensation	(3,778)	(2,581)
Deferred income taxes	91	(1,011)
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	131	172
Changes in operating assets and liabilities:
Accounts receivable	(8,003)	(11,922)
Inventories	(46,918)	(77,389)
Accounts payable and accrued liabilities	(19,284)	(16,126)
Current income taxes	(4,168)	10,434
Retirement benefit obligations	(766)	(3,230)
Other	(9,588)	(5,190)

Net cash provided by operating activities	63,653	46,800

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(44,224)	(32,640)
Proceeds from sale of assets	231	30
Business acquisitions, net of cash and marketable securities acquired	—	(38,698)
Business acquisitions, marketable securities acquired	—	(8,463)
Proceeds from the sale of marketable securities	—	8,217

Net cash used in investing activities	(43,993)	(71,554)

Cash flows from financing activities:
Cash dividends paid	(15,855)	(13,764)
Proceeds from sales of treasury stock	5,754	2,078
Payments for repurchases of common stock	(31,881)	(6,837)
Excess tax benefits from stock compensation	3,778	2,581
Borrowings on revolving lines of credit and short-term borrowings	185,129	126,098
Payments on revolving lines of credit and short-term borrowings	(180,189)	(103,158)
Payments of long-term debt	(16,440)	(16,500)
Payment of debt financing costs	(2,185)	—

Net cash used in financing activities	(51,889)	(9,502)

Effect of exchange rate changes on cash and cash equivalents	(2,407)	1,275

Net change in cash and cash equivalents	(34,636)	(32,981)
Cash and cash equivalents at beginning of period	74,539	105,579

Cash and cash equivalents at end of period	$39,903	$72,598

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders’ equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensaton	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders’ equity
Balances as of October 1, 2010	—	72,960	(4,223)	(356)	$106	$73,915	$23,152	$(627)	$(16,183)	$6,342	$4,888	$835,919	$(113,088)	$(4,888)	$803,194
Net earnings	—	—	—	—	—	—	—	—	—	—	—	90,545	—	—	90,545
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(13,764)	—	—	(13,764)
Purchases of treasury stock	—	—	(242)	—	—	—	—	—	—	—	—	—	(7,961)	—	(7,961)
Sales of treasury stock	—	—	310	—	—	(1,754)	—	—	—	—	—	—	4,963	—	3,209
Tax benefit attributable to exercise of stock options	—	—	—	—	—	2,581	—	—	—	—	—	—	—	—	2,581
Stock-based compensation	—	—	—	—	—	5,370	—	—	—	—	—	—	—	—	5,370
Purchases of stock by deferred compensation plan	—	—	2	(2)	—	33	—	—	—	—	128	—	—	(128)	33
Distribution of stock from deferred compensation plan	—	—	—	43	—	—	—	—	—	—	(445)	—	—	445	—
Foreign currency translation adjustments	—	—	—	—	—	—	17,043	—	—	17,043	—	—	—	—	17,043
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	172	—	172	—	—	—	—	172
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(413)	(413)	—	—	—	—	(413)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	(1,791)	(65)	145	(1,711)	—	—	—	—	(1,711)

Balances as of June 30, 2011	—	72,960	(4,153)	(315)	$106	$80,145	$38,404	$(520)	$(16,451)	$21,433	$4,571	$912,700	$(116,086)	$(4,571)	$898,298

Balances as of October 1, 2011	—	72,960	(4,070)	(315)	$106	$81,453	$22,103	$(484)	$(17,993)	$3,626	$4,581	$949,573	$(115,661)	$(4,581)	$919,097
Net earnings	—	—	—	—	—	—	—	—	—	—	—	95,470	—	—	95,470
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(15,855)	—	—	(15,855)
Purchases of treasury stock	—	—	(792)	—	—	—	—	—	—	—	—	—	(31,881)	—	(31,881)
Sales of treasury stock	—	—	418	—	—	(1,295)	—	—	—	—	—	—	6,941	—	5,646
Common shares issued from treasury stock for benefit plans	—	—	209	—	—	5,238	—	—	—	—	—	—	4,097	—	9,335
Tax benefit attributable to exercise of stock options	—	—	—	—	—	3,778	—	—	—	—	—	—	—	—	3,778
Stock-based compensation	—	—	—	—	—	6,680	—	—	—	—	—	—	—	—	6,680
Purchases of stock by deferred compensation plan	—	—	3	(4)	—	59	—	—	—	—	179	—	49	(179)	108
Distribution of stock from deferred compensation plan	—	—	—	44	—	—	—	—	—	—	(437)	—	—	437	—
Foreign currency translation adjustments	—	—	—	—	—	—	(14,018)	—	—	(14,018)	—	—	—	—	(14,018)
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	131	—	131	—	—	—	—	131
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	141	141	—	—	—	—	141
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	2,127	(50)	(50)	2,027	—	—	—	—	2,027

Balances as of June 30, 2012	—	72,960	(4,232)	(275)	$106	$95,913	$10,212	$(403)	$(17,902)	$(8,093)	$4,323	$1,029,188	$(136,455)	$(4,323)	$980,659

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2012 and for the three and nine-months ending June 30, 2012 and June 30, 2011, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2012, and the statements of earnings, comprehensive earnings, cash flows, and changes in the statement of stockholders’ equity for the periods presented herein. The Condensed Consolidated Balance Sheet as of September 30, 2011 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended. The results of operations for the three and nine-months ending June 30, 2012 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements. Significant estimates in these Condensed Consolidated Financial Statements include allowances for losses on receivables, net realizable value of inventories, warranty reserves, timing of recognition on percentage complete on long-term contracts, cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees and board members, and contingencies. Actual results could vary materially from Woodward’s estimates.

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

Prior period information has been revised to be consistent with the Company’s current reportable segment structure, which is based upon how it managed its business as of September 30, 2011 and during the first nine months of fiscal year 2012.

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

Diluted earnings per share reflects the weighted-average number of shares outstanding after the assumed conversion of all dilutive securities.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ending June 30,		Nine-Months Ending June 30,
	2012	2011	2012	2011
Numerator:
Net earnings	$28,302	$36,056	$95,470	$90,545

Denominator:
Basic shares outstanding	68,922	68,793	68,973	68,785
Dilutive effect of stock options	1,397	1,373	1,473	1,370

Diluted shares outstanding	70,319	70,166	70,446	70,155

Income per common share:
Basic earnings per share	$0.41	$0.52	$1.38	$1.32

Diluted earnings per share	$0.40	$0.51	$1.36	$1.29

The following stock option grants were outstanding during the three and nine-months ending June 30, 2012 and 2011, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ending June 30,		Nine-Months Ending June 30,
	2012	2011	2012	2011
Options	31	678	45	679

Weighted-average option price	$41.53	$32.06	$35.87	$32.03

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ending June 30,		Nine-Months Ending June 30,
	2012	2011	2012	2011
Weighted-average treasury stock shares held for deferred compensation obligations	284	324	299	340

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

IDS is a developer and manufacturer of innovative power electronic systems predominantly in utility scale wind turbines and photovoltaic power plants. IDS also offers key products for power distribution and marine propulsion systems. In addition to wind turbines and photovoltaic plants, its products are used in offshore oil and gas platforms, energy storage and distribution systems, and a variety of industrial applications. IDS has been integrated into Woodward’s Energy segment.

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

As of June 30, 2012, an amount of $7,659 paid in connection with the IDS Acquisition was deposited into escrow accounts to secure Woodward’s ability to recover any amounts owed to Woodward by the sellers as a result of customary indemnities related to representations and warranties made by the sellers. Funds held in escrow will only be released to the sellers as specified in the related purchase agreements.

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

There were no changes to the values of assets acquired and liabilities assumed during the nine-months ending June 30, 2012. The fair value of warranty liabilities assumed represents the estimated costs to provide service for contractual warranty obligations on products sold by IDS and IDS’s business in China prior to the IDS Acquisition. The fair value of “Other tax – noncurrent” represents the estimated value of gross unrecognized tax benefits assumed.

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

The operating results of the IDS Acquisition are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings beginning April 15, 2011. Pro forma financial disclosures have not been presented, as the IDS Acquisition was not significant to Woodward’s financial position or results of operations. The Company incurred IDS Acquisition related transaction costs of $2,396 during the year ending September 30, 2011, which were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings. No additional IDS Acquisition related transaction costs were incurred in the nine-months ending June 30, 2012.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 5. Financial instruments and fair value measurements

The estimated fair values of Woodward’s financial instruments were as follows:

	At June 30, 2012		At September 30, 2011
	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Cash and cash equivalents	$39,903	$39,903	$74,539	$74,539
Investments in deferred compensation program	7,024	7,024	5,855	5,855
Short-term borrowings	(5,000)	(5,000)	—	—
Long-term debt, including current portion	(461,123)	(408,799)	(482,776)	(425,246)

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

The fair values of short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts because such borrowings may be repaid or settled for their carrying amounts within a short period of time.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined below. The weighted-average interest rates used to estimate the fair value of long-term debt were as follows:

	June 30, 2012	September 30, 2011
Weighted-average interest rate used to estimate fair value	2.4%	2.6%

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value. Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of June 30, 2012 or September 30, 2011.

	At June 30, 2012				At September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Investments in money market funds	$10,135	$—	$—	$10,135	$10,823	$—	$—	$10,823
Equity securities	7,024	—	—	7,024	5,855	—	—	5,855

Total financial assets	$17,159	$—	$—	$17,159	$16,678	$—	$—	$16,678

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

Derivatives in foreign currency relationships

Woodward did not enter into any hedging transactions during the three or nine-months ending June 30, 2012 and was not a party to any derivative instruments as of June 30, 2012 or September 30, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table discloses the remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with terminated derivative instruments that were previously entered into by the Company:

	June 30,	September 30,
	2012	2011
Derivatives designated as hedging instruments	Unrecognized Gain (Loss)
Classified in accumulated other comprehensive earnings	$(651)	$(781)
Classified in current and long-term debt	—	3

	$(651)	$(778)

The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ending June 30, 2012			Three-Months Ending June 30, 2011
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$—	$—	$—	$(17)	$—	$—
Cash flow hedging relationships	Interest expense	42	—	42	57	—	57

		$42	$—	$42	$40	$—	$57

		Nine-Months Ending June 30, 2012			Nine-Months Ending June 30, 2011
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$(3)	$—	$—	$(51)	$—	$—
Cash flow hedging relationships	Interest expense	130	—	130	172	—	172
Foreign currency relationships	Other (income) expense	—	—	—	1,612	—	—

		$127	$—	$130	$1,733	$—	$172

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of June 30, 2012, Woodward expects to reclassify $171 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 7. Supplemental statements of cash flows information

	Nine-Months Ending
	June 30,
	2012	2011
Interest paid, net of amounts capitalized	$25,011	$25,596
Income taxes paid	41,903	33,549
Income tax refunds received	2,841	9,269

Non-cash activities:
Purchases of property, plant and equipment on account	1,275	1,881
Common shares issued from treasury stock for benefit plans (Note 17)	9,335	—
Cashless exercise of stock options	—	1,124
Reduction of accounts receivable and short-term borrowing due to the settlement of accounts receivable previously sold with recourse	—	3,228
Reduction of accounts payable due to the assignment of accounts receivable with recourse	—	570
Reduction to goodwill due to favorable resolution of lease termination recorded in restructuring reserve	—	103
Payment of director fees through issuance of treasury stock	—	38

Note 8. Inventories

	June 30,	September 30,
	2012	2011
Raw materials	$30,943	$43,172
Work in progress	94,112	108,718
Component parts and finished goods	298,939	229,665

	$423,994	$381,555

Note 9. Property, plant, and equipment, net

	June 30,	September 30,
	2012	2011
Land	$14,422	$14,823
Buildings and improvements	191,774	177,637
Leasehold improvements	20,079	18,765
Machinery and production equipment	265,213	265,898
Computer equipment and software	81,018	66,149
Other	25,330	25,191
Construction in progress	39,814	44,975

	637,650	613,438
Less accumulated depreciation	(423,504)	(406,713)

Property, plant and equipment, net	$214,146	$206,725

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Depreciation expense	$9,497	$10,955	$29,179	$31,279

During fiscal year 2010, Woodward began construction of a new forty-eight thousand square foot system test facility in Rockford, Illinois. In the first nine months of fiscal year 2012, Woodward placed into service assets totaling $16,738 associated with the new system test facility, the majority of which is included in “Buildings and improvements.” As of June 30, 2012, $5,511 of assets related to the system test facility remained as construction in progress and are expected to be placed into service by the end of fiscal year 2012. The facility, which houses numerous environmental system test cells and a vibration lab, will support, among other development projects, Woodward’s Aerospace segment development efforts of next generation fuel systems for aircraft turbines.

The increase in “Computer equipment and software” of $14,869 was primarily related to assets that were placed into service during the first nine months of fiscal year 2012 associated with a new enterprise resource planning (“ERP”) system for a group within Woodward’s Aerospace segment.

For the three and nine-months ending June 30, 2012 and June 30, 2011, Woodward had capitalized interest that would have otherwise been included in interest expense as follows:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Capitalized interest	$147	$383	$575	$896

Note 10. Goodwill

	September 30, 2011	Effects of Foreign Currency Translation	June 30, 2012
Aerospace	$356,525	$30	$356,555
Energy	105,757	(1,803)	103,954

Consolidated	$462,282	$(1,773)	$460,509

Woodward tests goodwill for impairment at the individual or aggregate reporting unit level, as appropriate, on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment tests consist of comparing the implied fair value of each identified reporting unit with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 11. Other intangibles, net

	June 30, 2012			September 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships:
Aerospace	$205,177	$(54,880)	$150,297	$205,171	$(41,652)	$163,519
Energy	41,711	(25,857)	15,854	41,991	(23,696)	18,295

Total	$246,888	$(80,737)	$166,151	$247,162	$(65,348)	$181,814

Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Energy	19,919	(12,843)	7,076	20,162	(11,918)	8,244

Total	$19,919	$(12,843)	$7,076	$20,162	$(11,918)	$8,244

Process technology:
Aerospace	$71,694	$(19,309)	$52,385	$71,691	$(15,380)	$56,311
Energy	23,100	(9,179)	13,921	23,451	(7,657)	15,794

Total	$94,794	$(28,488)	$66,306	$95,142	$(23,037)	$72,105

Other intangibles:
Aerospace	$39,637	$(36,985)	$2,652	$39,635	$(34,655)	$4,980
Energy	2,504	(1,196)	1,308	2,621	(867)	1,754

Total	$42,141	$(38,181)	$3,960	$42,256	$(35,522)	$6,734

Total intangibles:
Aerospace	$316,508	$(111,174)	$205,334	$316,497	$(91,687)	$224,810
Energy	87,234	(49,075)	38,159	88,225	(44,138)	44,087

Consolidated Total	$403,742	$(160,249)	$243,493	$404,722	$(135,825)	$268,897

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Amortization expense	$8,139	$8,935	$24,691	$26,020

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2012 (remaining)	$8,124
2013	30,418
2014	27,270
2015	24,764
2016	23,397
Thereafter	129,520

$243,493

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

On January 4, 2012, the $225,000 revolving credit facility was amended and restated by the Third Amended and Restated Credit Agreement (the “Amended and Restated Revolver Agreement”) entered into between Woodward and a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The Amended and Restated Revolver Agreement extended the existing revolving credit facility’s maturity to January 2017. The borrowing capacity increased from $225,000 to $400,000 and the option, subject to the lenders’ participation, to expand the commitment increased from $125,000 to $200,000, for a total borrowing capacity of up to $600,000. Borrowings under the Amended and Restated Revolver Agreement generally bear interest at LIBOR plus 0.95% to 1.525%. There were no outstanding borrowings under the revolving credit facility as of June 30, 2012.

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

On January 5, 2012, a Chinese subsidiary of Woodward entered into a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $5,000, or the local currency equivalent of $5,000. Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward. The Chinese subsidiary may utilize the local facility for cash borrowings to support its local operating cash needs. Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate. U.S. dollar borrowings on the credit facility are charged interest at the lenders cost of borrowing rate at the date of borrowing, plus a margin of 3%.

At June 30, 2012, the Chinese subsidiary had outstanding cash borrowings of $5,000 which were fully secured by a $5,000 parent guarantee issued by Woodward. The U.S. dollar borrowings were made at an effective interest rate of 7.45%.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. As of June 30, 2012 and September 30, 2011, there were no outstanding borrowings from Woodward’s other foreign lines of credit and foreign overdraft facilities.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

At June 30, 2012, Woodward held $39,903 in cash and cash equivalents, and had total outstanding debt of $413,799 with additional borrowing availability of $393,667 under its revolving credit facility, net of outstanding letters of credit, and $14,797 under its other foreign lines of credit and foreign overdraft facilities.

Management believes that Woodward was in compliance with all its debt covenants at June 30, 2012.

Note 13. Accrued liabilities

	June 30,	September 30,
	2012	2011
Salaries and other member benefits	$38,843	$70,965
Current portion of restructuring and other charges	961	2,489
Warranties	13,979	14,083
Interest payable	5,715	11,611
Accrued retirement benefits	2,555	2,560
Deferred revenues	7,881	8,160
Taxes, other than income	9,833	5,097
Other	18,789	18,551

	$98,556	$133,516

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

Warranties, September 30, 2011	$14,083
Increases to accruals related to warranties during the period	2,616
Settlements of amounts accrued	(2,308)
Foreign currency exchange rate changes	(412)

Warranties, June 30, 2012	$13,979

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The summary of the activity in accrued restructuring charges during the three and nine-months ending June 30, 2012 is as follows:

	Three-Months Ending
	June 30, 2012
	Restructuring Charges	Business Acquisitions	Total
Accrued restructuring charges, March 31, 2012	$247	$2,454	$2,701
Payments	(74)	(45)	(119)
Non-cash adjustments	6	(516)	(510)
Foreign currency exchange rates	(1)	—	(1)

Accrued restructuring charges, June 30, 2012	$178	$1,893	$2,071

	Nine-Months Ending
	June 30, 2012
	Restructuring Charges	Business Acquisitions	Total
Accrued restructuring charges, September 30, 2011	$365	$2,544	$2,909
Payments	(204)	(135)	(339)
Non-cash adjustments	18	(516)	(498)
Foreign currency exchange rates	(1)	—	(1)

Accrued restructuring charges, June 30, 2012	$178	$1,893	$2,071

Other liabilities included the following amounts of accrued restructuring charges not expected to be settled within twelve months:

	June 30,	September 30,
	2012	2011
Non-current accrued restructuring charges	$1,110	$420

Note 14. Other liabilities

	June 30,	September 30,
	2012	2011
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$62,205	$61,994
Uncertain tax positions, net of offsetting benefits (Note 16)	14,798	14,078
Other	13,586	12,622

	$90,589	$88,694

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 15. Other (income) expense, net

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Net (gain) loss on sale of assets	$(12)	$428	$(84)	$429
Rent income	(120)	(130)	(376)	(437)
Net (gain) loss on investments in deferred compensation program	150	(46)	(746)	(614)
Net expense recognized in earnings on foreign currency derivatives (Note 6)	—	—	—	1,612
Other	(6)	(3)	(8)	(35)

	$12	$249	$(1,214)	$955

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Earnings before income taxes	$37,708	$50,855	$131,922	$128,817
Income tax expense	9,406	14,799	36,452	38,272
Effective tax rate	24.9%	29.1%	27.6%	29.7%

In determining the tax amounts in Woodward’s financial statements, estimates are sometimes used that are subsequently adjusted in the actual filing of tax returns or by updated calculations. Such adjustments resulted in a net tax benefit of $2,592 and $3,429 in the third quarter and first nine months of fiscal year 2012, respectively. In fiscal year 2011 such adjustments resulted in a net tax benefit of $1,880 and $1,607 in the third quarter and first nine months, respectively. In addition, Woodward occasionally has resolutions of tax issues with tax authorities related to prior years due to the conclusion of audits and the lapse of applicable statutes of limitations. Such resolutions resulted in a net tax benefit of $968 and $1,130 in the third quarter and first nine months of fiscal year 2012, respectively. In fiscal year 2011, such resolutions resulted in a net tax benefit of $191 and $353 in the third quarter and first nine months, respectively.

Income taxes for the nine-months ending June 30, 2012 included a tax benefit of $3,326 related to a reduction in the anticipated amount of undistributed earnings of certain of Woodward’s foreign subsidiaries that were previously expected to be repatriated into the U.S. within the foreseeable future. Woodward now anticipates that a portion of those earnings will remain indefinitely invested outside the U.S. to support the growth of its foreign operations, and has accordingly reversed the deferred tax liability associated with repatriating those earnings.

Income taxes for the nine-months ending June 30, 2011 included an expense reduction of $3,088 related to the retroactive extension of the U.S. research and experimentation tax credit.

Worldwide unrecognized tax benefits were as follows:

	June 30,	September 30,
	2012	2011
Gross liability	$17,837	$16,931
Amount that would impact Woodward's effective tax rate, if recognized, net of expected offsetting adjustments	14,798	14,078

At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,149 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of the following:

	June 30,	September 30,
	2012	2011
Accrued interest and penalties	$1,521	$1,989

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

Most U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts. In February 2012, Woodward fulfilled the annual Woodward stock contribution obligation using shares held in treasury stock by issuing 209 shares of common stock for a total value of $9,335. In the second quarter of fiscal year 2011, the annual Woodward stock contribution totaling $9,107 was funded by way of a cash contribution to the Woodward Retirement Savings Plan, which then purchased shares of Woodward stock on the open market.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Company costs	$4,866	$4,174	$13,848	$12,430

Woodward operates one multi-employer plan for certain employees in the Netherlands. The amounts of contributions associated with the multi-employer plan were as follows:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Company contributions	$122	$121	$364	$355

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired employees in the U.S., the United Kingdom, Japan, and Switzerland. Woodward also provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits. Postretirement medical benefits are provided to certain current and retired employees and their covered dependants and beneficiaries in the U.S. and the United Kingdom. Life insurance benefits are provided to certain retirees in the U.S. under frozen plans, which are no longer available to current employees. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ending June 30,
	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Service cost	$883	$858	$282	$273	$1,165	$1,131
Interest cost	1,454	1,412	571	584	2,025	1,996
Expected return on plan assets	(1,752)	(1,673)	(646)	(649)	(2,398)	(2,322)
Amortization of:
Net actuarial (gain) loss	131	78	167	227	298	305
Prior service cost (benefit)	19	19	(3)	(2)	16	17

Net periodic retirement pension (benefit) cost	$735	$694	$371	$433	$1,106	$1,127

Contributions paid	$150	$1,290	$457	$502	$607	$1,792

	Nine-Months Ending June 30,
	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Service cost	$2,648	$2,575	$854	$719	$3,502	$3,294
Interest cost	4,362	4,235	1,709	1,701	6,071	5,936
Expected return on plan assets	(5,256)	(5,020)	(1,936)	(1,895)	(7,192)	(6,915)
Amortization of:
Net actuarial (gain) loss	393	234	499	672	892	906
Prior service cost (benefit)	56	56	(7)	(6)	49	50

Net periodic retirement pension (benefit) cost	$2,203	$2,080	$1,119	$1,191	$3,322	$3,271

Contributions paid	$450	$1,290	$2,789	$3,692	$3,239	$4,982

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$17	$23	$52	$69
Interest cost	449	494	1,348	1,481
Amortization of:
Net actuarial (gain) loss	22	32	68	96
Prior service cost (benefit)	(137)	(218)	(412)	(653)

Net periodic other postretirement (benefit) cost	$351	$331	$1,056	$993

Contributions paid	$673	$879	$1,966	$2,473

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

Retirement pension benefits:
United States	$150
United Kingdom	407
Japan	—
Switzerland	191
Other postretirement benefits	2,744

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

The fair value of options granted was estimated on the date of grant using the Black-Scholes-Merton option-valuation model using the assumptions in the following table. Woodward calculates the expected term, which represents the period of time that stock options granted are expected to be outstanding, based upon historical experience of plan participants. Expected volatility is based on historical volatility using daily stock price observations. The estimated dividend yield is based upon Woodward’s historical dividend practice and the market value of its common stock. The risk-free rate is based on the U.S. treasury yield curve, for periods within the contractual life of the stock option, at the time of grant.

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Expected term	5.9 years	5.8 years	5.9 - 8.5 years	5.8 - 8.7 years
Estimated volatility	55.5%	53.7%	48.9% - 55.6%	48.0% - 54.0%
Estimated dividend yield	0.7%	1.0%	0.7% - 1.1%	1.0% - 1.3%
Risk-free interest rate	1.3%	1.8%	1.0% - 1.6%	1.8% - 2.6%

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following is a summary of the activity for stock option awards during the three and nine-months ending June 30, 2012:

	Three-Months Ending		Nine-Months Ending
	June 30, 2012		June 30, 2012
	Number of options	Weighted- Average Exercise Price per Share	Number of options	Weighted- Average Exercise Price per Share
Options, beginning balance	4,673	$21.76	4,228	$20.12
Options granted	4	42.94	849	26.10
Options exercised	(28)	22.71	(418)	13.52
Options forfeited	(44)	27.38	(54)	27.23

Options, ending balance	4,605	$21.73	4,605	$21.73

Changes in non-vested stock options during the three and nine-months ending June 30, 2012 were as follows:

	Three-Months Ending		Nine-Months Ending
	June 30, 2012		June 30, 2012
	Number of options	Weighted- Average Exercise Price per Share	Number of options	Weighted- Average Exercise Price per Share
Options, beginning balance	1,729	$26.99	1,368	$27.71
Options granted	4	42.94	849	26.10
Options vested	(7)	28.64	(483)	27.44
Options forfeited	(43)	27.38	(51)	27.24

Options, ending balance	1,683	$27.02	1,683	$27.02

As of June 30, 2012, there was approximately $12,000 of total unrecognized compensation cost, which assumes a weighted-average forfeiture rate of 6.4%, related to non-vested stock-based compensation arrangements granted under the 2002 Stock Option Plan (for which no further grants will be made) and the 2006 Plan. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2012 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,605	$21.73	5.8	$81,663
Options vested and exercisable	2,921	18.68	4.2	60,659
Options vested and expected to vest	4,465	21.55	5.7	79,984

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

In connection with the sale of the Fuel & Pneumatics product line during fiscal year 2009, Woodward assigned to a subsidiary of the purchaser its rights and responsibilities related to certain contracts with the U.S. Government. Woodward provided to the U.S. Government a customary guarantee of the purchaser’s subsidiary’s obligations under the contracts. The purchaser and its affiliates have agreed to indemnify Woodward for any liability incurred with respect to the guarantee.

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

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ending		Nine-Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Segment external net sales:
Aerospace	$214,474	$215,242	$632,037	$601,331
Energy	245,767	223,225	704,893	621,077

Total consolidated net sales	$460,241	$438,467	$1,336,930	$1,222,408

Segment earnings:

Aerospace	$21,536	$35,402	$82,277	$88,557
Energy	31,205	29,251	92,264	80,695

Total segment earnings	52,741	64,653	174,541	169,252
Nonsegment expenses	(8,687)	(7,554)	(23,623)	(21,599)
Interest expense, net	(6,346)	(6,244)	(18,996)	(18,836)

Consolidated earnings before income taxes	$37,708	$50,855	$131,922	$128,817

Segment assets consist of accounts receivable, inventories, property, plant and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets by segment follows:

	June 30, 2012	September 30, 2011
Segment assets:
Aerospace	$1,042,807	$1,036,797
Energy	585,470	569,929

Total segment assets	1,628,277	1,606,726
Unallocated corporate property, plant and equipment, net	12,587	8,556
Other unallocated assets	153,373	166,152

Consolidated total assets	$1,794,237	$1,781,434

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

a significant reduction in defense sales due to decreases in the amount of U.S. Federal defense spending, including as a result of the sequestration of appropriations in fiscal year 2013 under the Budget Act or other specific budget cuts impacting defense programs on which we participate;

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

EBIT and EBITDA for the three and nine-months ending June 30, 2012 and June 30, 2011 were as follows:

	Three-Months Ending June 30,		Nine-Months Ending June 30,
	2012	2011	2012	2011
Net earnings	$28,302	$36,056	$95,470	$90,545
Income taxes	9,406	14,799	36,452	38,272
Interest expense	6,611	6,361	19,471	19,161
Interest income	(265)	(117)	(475)	(325)

EBIT	44,054	57,099	150,918	147,653
Amortization of intangible assets	8,139	8,935	24,691	26,020
Depreciation expense	9,497	10,955	29,179	31,279

EBITDA	$61,690	$76,989	$204,788	$204,952

Free cash flow for the nine-months ending June 30, 2012 and June 30, 2011 was as follows:

	Nine-Months Ending June 30,
	2012	2011
Net cash provided by operating activities	$63,653	$46,800
Payments for property, plant and equipment	(44,224)	(32,640)

Free cash flow	$19,429	$14,160

OVERVIEW

Operational Highlights

Quarterly Highlights

Net sales for the third quarter of fiscal 2012 were $460,241, an increase of 5.0% from $438,467 for the third quarter of the prior fiscal year. Net sales growth as compared to the third quarter of fiscal 2011 was primarily driven by our Energy segment, reflecting strength in control systems for wind turbines and natural gas systems. Aerospace segment sales in the third quarter were largely consistent when compared to the same quarter of the prior year. Commercial original equipment manufacturer (“OEM”) and aftermarket sales improved over the same quarter of the prior year, although lower defense sales largely offset these increases in the third quarter of fiscal 2012.

Sequentially, net sales for the third quarter of fiscal 2012 decreased by $8,552, or 1.8%, to $460,241 from $468,793 in the second quarter of fiscal 2012. Aerospace segment sales for the third quarter decreased by $9,863 or 4.4% when compared to the second quarter of fiscal 2012 due to lower aftermarket sales. Energy segment sales for the third quarter of fiscal 2012 increased $1,311 or 1.0% from the second quarter of fiscal 2012.

EBIT for the third quarter of fiscal 2012 was $44,054, down 22.8% from $57,099 in the same period of fiscal 2011. The current quarter EBIT was negatively impacted by increased investment in both product development and improved production processes as a result of our being awarded a substantial number of significant new system programs, partially offset by the increased sales volume. Research and development costs increased by $9,685, or 33.1%, compared to the same quarter of fiscal 2011, reflecting increased investment in awarded new system programs. Variable compensation expense for the third quarter of fiscal 2012 was largely consistent with the third quarter of fiscal 2011.

Net earnings for the third quarter of fiscal 2012 were $28,302, or $0.40 per diluted share, compared to $36,056, or $0.51 per diluted share, for the third quarter of fiscal 2011. The effective tax rate in the third quarter of fiscal 2012 was 24.9% compared to 29.1% for the third quarter of the prior year.

Year to Date Highlights

Net sales for the first nine months of fiscal 2012 were $1,336,930, an increase of 9.4% from $1,222,408 for the first nine months of the prior fiscal year. The sales increase was across both of our segments and reflected continued market share gains and consistent growth in most of the markets we serve.

EBIT for the first nine months of fiscal 2012 was $150,918, up 2.2% from $147,653 in the same period of fiscal 2011. Current year EBIT was positively affected by increased sales volumes and favorable price and sales mix, partially offset by increased investment in research and development and improved production processes. Research and development costs increased by $27,136, or 33.9%, compared to the first nine months of fiscal 2011, reflecting increased investment in awarded new system programs. In addition, variable compensation expense for the first nine months of fiscal 2012 decreased by $5,883 from the first nine months of fiscal 2011.

Net earnings for the first nine months of fiscal 2012 were $95,470, or $1.36 per diluted share, compared to $90,545, or $1.29 per diluted share, for the first nine months of fiscal 2011. The effective tax rate in the first nine months of fiscal 2012 was 27.6% compared to 29.7% for the first nine months of the prior year.

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal 2012 was $63,653 compared to $46,800 for the same period of fiscal 2011. The increase was primarily attributable to changes in inventory, which utilized $46,918 of cash in the first nine months of fiscal 2012 compared to $77,389 of cash utilized in the first nine months of fiscal 2011.

Free cash flow for the first nine months of fiscal 2012 was $19,429 compared to free cash flow of $14,160 for the same period of fiscal 2011, due primarily to a reduction of cash utilization for inventory, partially offset by our continuing investment in capital expenditures. EBITDA was consistent with the prior year at $204,788 for the first nine months of fiscal 2012 compared to $204,952 for the same period of fiscal 2011. The increase in EBITDA was positively impacted by increased net earnings, offset by decreases in tax, amortization and depreciation expense.

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

At June 30, 2012, we held $39,903 in cash and cash equivalents, and had total outstanding debt of $413,799 with additional borrowing availability of $393,667 under our revolving credit facility, net of outstanding letters of credit, and $14,797 under various foreign credit facilities.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ending				Nine-Months Ending
	June 30, 2012	% of Net Sales	June 30, 2011	% of Net Sales	June 30, 2012	% of Net Sales	June 30, 2011	% of Net Sales
Net sales	$460,241	100%	$438,467	100%	$1,336,930	100%	$1,222,408	100%
Costs and expenses:
Cost of goods sold	329,451	71.6	304,441	69.4	936,354	70.0	858,138	70.2
Selling, general, and administrative expenses	39,627	8.6	38,470	8.8	118,984	8.9	109,581	9.0
Research and development costs	38,958	8.5	29,273	6.7	107,197	8.0	80,061	6.5
Amortization of intangible assets	8,139	1.8	8,935	2.0	24,691	1.8	26,020	2.1
Interest expense	6,611	1.4	6,361	1.5	19,471	1.5	19,161	1.6
Interest income	(265)	0.1	(117)	0.0	(475)	0.0	(325)	0.0
Other (income) expense, net	12	0.0	249	0.1	(1,214)	(0.1)	955	0.1

Total costs and expenses	422,533	91.8	387,612	88.4	1,205,008	90.1	1,093,591	89.5

Earnings before income taxes	37,708	8.2	50,855	11.6	131,922	9.9	128,817	10.5
Income tax expense	9,406	2.0	14,799	3.4	36,452	2.7	38,272	3.1

Net earnings	$28,302	6.1	$36,056	8.2	$95,470	7.1	$90,545	7.4

Other select financial data:

	June 30, 2012	September 30, 2011
Working capital	$616,047	$536,936
Short-term borrowings	5,000	—
Total debt	413,799	425,249
Total stockholders' equity	980,659	919,097

Net Sales

Consolidated net sales for the third quarter and first nine months of fiscal 2012 increased by $21,774, or 5.0%, and $114,522, or 9.4%, respectively, compared to the same periods of fiscal 2011. Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ending June 30, 2011	$438,467	$1,222,408
Aerospace volume changes	(5,492)	16,817
Energy volume changes	30,289	93,355
Price changes	5,107	14,995
Effects of changes in foreign currency rates	(8,130)	(10,645)

Consolidated net sales for the period ending June 30, 2012	$460,241	$1,336,930

The increase in net sales for the third quarter and first nine months of fiscal 2012 was primarily attributable to sales volume increases in our Energy segment. Control systems for wind turbines, large and small engine markets utilizing natural gas and industrial gas turbines were leading contributors to increased sales in our Energy segment for the third quarter and first nine months of fiscal 2012. Aerospace segment sales in the third quarter were largely consistent when compared to the same quarter of the prior year. Commercial OEM and aftermarket sales improved over the prior year, although lower defense sales largely offset these increases in the third quarter of fiscal 2012. Increased sales during the first nine months of fiscal 2012 in our Aerospace segment were primarily attributable to strong aftermarket and commercial OEM sales.

Price changes: Increases in selling prices were driven primarily by price increases related to both OEM and aftermarket sales within our Aerospace segment. Selling prices in the Energy segment were relatively unchanged from the prior year, consistent with prevailing market conditions.

Foreign currency exchange rates: During the third quarter and first nine months of fiscal 2012, our net sales were negatively impacted by $8,130 and $10,645, respectively, due to changes in foreign currency exchange rates compared to the same periods of fiscal 2011.

Our worldwide sales activities are primarily denominated in U.S. Dollars (“USD”), European Monetary Units (the “Euro”), Great Britain Pounds (“GBP”), Japanese Yen (“JPY”), and Chinese Yuan (“CNY”). As the USD, Euro, GBP, JPY, and CNY fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. If the CNY, which the Chinese government has not historically allowed to fluctuate significantly against USD, is allowed to fluctuate against USD in the future, we would be exposed to gains or losses on sales transactions denominated in CNY. For additional information on foreign currency exchange rate risk please refer to the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K.

Costs and Expenses

Cost of goods sold increased by $25,010 to $329,451 for the third quarter of fiscal 2012 from $304,441 for the third quarter of fiscal 2011. Cost of goods sold increased by $78,216 to $936,354 for the first nine months of fiscal 2012 from $858,138 for the first nine months of 2011. Gross margin (as measured by net sales less cost of goods sold, divided by net sales) decreased to 28.4% for the third quarter of fiscal 2012 compared to 30.6% for the same period of the prior year. The decrease in gross margin is primarily due to our increased investment in both product development and improved production processes resulting from our being awarded a substantial number of significant new system programs, which more than offset the favorable prices and sales mix realized by our Aerospace segment. Gross margin of 30.0% for the first nine months of fiscal 2012 was consistent with the same period of the prior year’s gross margin of 29.8%.

Selling, general, and administrative expenses increased by $1,157, or 3.0%, to $39,627 for the third quarter of fiscal 2012 as compared to $38,470 for the same period of fiscal 2011. Selling, general and administrative expenses decreased as a percentage of net sales to 8.6% for the third quarter of fiscal 2012 as compared to 8.8% for the same period of fiscal 2011. Selling, general, and administrative expenses increased by $9,403, or 8.6%, to $118,984 for the first nine months of fiscal 2012 as compared to $109,581 for the same period of fiscal 2011. Selling, general, and administrative expenses as a percentage of net sales decreased slightly to 8.9% for the first nine months of fiscal 2012 compared to 9.0% for the first nine months of fiscal 2011. The increase in selling, general and administrative expenses in both comparable periods is due to increases in costs to support our current operations and anticipated sales growth.

Research and development costs increased by $9,685, or 33.1%, to $38,958 for the third quarter of fiscal 2012 as compared to $29,273, for the same period of fiscal 2011. Research and development costs increased by $27,136, or 33.9%, to $107,197 for the first nine months of fiscal 2012 as compared to $80,061 for the same period of fiscal 2011. Research and development costs increased as a percentage of sales to 8.5% and 8.0% for the third quarter and first nine months of fiscal 2012, respectively, as compared to 6.7% and 6.5% for the same respective periods of fiscal 2011. The increase in research and development costs is due to increased investment, particularly within our Aerospace segment, in product development, resulting from our being awarded a substantial number of significant new system programs. Reasearch and development also increased due to market share gains in most of our markets. Our research and development activities extend across nearly all of our customer base.

Amortization of intangible assets decreased slightly to $8,139 and $24,691 for the third quarter and first nine months of fiscal 2012, respectively, compared to $8,935 and $26,020 for the same periods in fiscal 2011. As a percentage of net sales, amortization of intangible assets decreased to 1.8% for both the third quarter and first nine months of fiscal 2012, respectively, as compared to 2.0% and 2.1% for the same periods of the prior year.

Interest expense increased slightly to $6,611 and $19,471 for the third quarter and first nine months of fiscal 2012, respectively, compared to $6,361 and $19,161 for the same periods in fiscal 2011. These increases are primarily due to increased average short-term borrowings as compared to the prior year. As a percentage of net sales, interest expense decreased to 1.4% and 1.5% for the third quarter and first nine months of fiscal 2012, respectively, from 1.5% and 1.6% for the same periods of the prior year.

Income taxes were provided at an effective rate on earnings before income taxes of 24.9% and 27.6% for the third quarter and first nine months of fiscal 2012, respectively, compared to 29.1% and 29.7% for the same periods of fiscal 2011. The reductions in the effective tax rates for the third quarter and first nine months of fiscal 2012 contributed $0.02 and $0.04 to earnings per diluted share, respectively, when compared to the same periods of the prior fiscal year. The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

	Three-Month Period	Nine-Month Period
Effective tax rate for the period ending June 30, 2011	29.1%	29.7%
Repatriation reserve change	—	(2.5)
Research credit in fiscal 2011 as compared to fiscal 2012	1.7	2.6
Adjustments of prior period tax issues recorded in the period ending June 30, 2011	3.7	1.2
Resolution of tax issues with tax authorities recorded in the period ending June 30, 2011	0.4	0.3
Adjustments of prior period tax issues recorded in the period ending June 30, 2012	(6.9)	(2.6)
Resolution of tax issues with tax authorities recorded in the period ending June 30, 2012	(2.6)	(0.9)
Domestic production activities deduction	(0.1)	(0.4)
Foreign tax rate differences	0.1	0.1
Other changes, net	(0.5)	0.1

Effective tax rate for the period ending June 30, 2012	24.9%	27.6%

In determining the tax amounts in our financial statements, estimates are sometimes used that are subsequently adjusted in the actual filing of tax returns or by updated calculations. Such adjustments resulted in a net tax benefit of $2,592 and $3,429 in the third quarter and first nine months of fiscal 2012, respectively. In fiscal 2011 such adjustments resulted in a net tax benefit of $1,880 and $1,607 in the third quarter and first nine months, respectively. In addition, we occasionally have resolutions of tax issues with tax authorities related to prior years due to the conclusion of audits and the lapse of applicable statutes of limitations. Such resolutions resulted in a net tax benefit of $968 and $1,130 in the third quarter and first nine months of fiscal 2012, respectively. In fiscal 2011, such resolutions resulted in a net tax benefit of $191 and $353 in the third quarter and first nine months, respectively.

During the second quarter of fiscal 2012, we re-evaluated our strategic alternatives in various international markets and determined that a portion of the undistributed earnings of certain of our foreign subsidiaries that were previously expected to be repatriated into the U.S. within the foreseeable future will remain indefinitely invested outside the U.S. to support the growth of our foreign operations. We accordingly reversed the deferred tax liability associated with repatriating those earnings, resulting in a tax benefit of $3,326 for the nine-months ending June 30, 2012.

On December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, we recognized a tax benefit of $3,088 in fiscal 2011 related to the retroactive impact to the prior year. The credit expired again as of December 31, 2011.

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

Prior period segment information has been retrospectively revised to be consistent with our current reportable segment structure, which is based on how we managed our business as of September 30, 2011 and during the first nine months of fiscal 2012.

The following table presents sales by segment:

	Three-Months Ending June 30,				Nine-Months Ending June 30,
	2012		2011		2012		2011
External net sales:
Aerospace	$214,474	46.6%	$215,242	49.1%	$632,037	47.3%	$601,331	49.2%
Energy	245,767	53.4	223,225	50.9	704,893	52.7	621,077	50.8

Consolidated net sales	$460,241	100.0%	$438,467	100.0%	$1,336,930	100.0%	$1,222,408	100.0%

The following table presents earnings by segment:

	Three-Months Ending June 30,		Nine-Months Ending June 30,
	2012	2011	2012	2011
Aerospace	$21,536	$35,402	$82,277	$88,557
Energy	31,205	29,251	92,264	80,695

Total segment earnings	52,741	64,653	174,541	169,252
Nonsegment expenses	(8,687)	(7,554)	(23,623)	(21,599)
Interest expense, net	(6,346)	(6,244)	(18,996)	(18,836)

Consolidated earnings before income taxes	37,708	50,855	131,922	128,817
Income tax expense	(9,406)	(14,799)	(36,452)	(38,272)

Consolidated net earnings	$28,302	$36,056	$95,470	$90,545

The following table presents earnings by segment as a percentage of segment net sales:

	Three-Months Ending June 30,		Nine-Months Ending June 30,
	2012	2011	2012	2011
Aerospace	10.0%	16.4%	13.0%	14.7%
Energy	12.7%	13.1%	13.1%	13.0%

Aerospace

Aerospace segment net sales were $214,474 and $632,037 for the third quarter and first nine months of fiscal 2012, respectively, compared to $215,242 and $601,331 for the same periods of fiscal 2011. Aerospace sales in the third quarter of fiscal 2012 were largely consistent when compared to the prior year. Commercial OEM and aftermarket sales in the third quarter of fiscal 2012 improved over the prior year, although lower defense sales largely offset these increases. Increased sales during the first nine months of fiscal 2012 were primarily attributable to strong aftermarket and commercial OEM sales.

Sales for the aerospace aftermarket continued to benefit from increased passenger air traffic, and the roll out of new aircraft platforms on which our Aerospace products are used. Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have increased based on improved airline demand and new product introduction. In addition, the increase in sales continues to reflect recovering demand for business and regional jets. Due to quarterly variability, defense sales decreased modestly in the third quarter of fiscal 2012 compared to the third quarter of the prior fiscal year. Defense sales for the first nine months of fiscal 2012 were relatively unchanged when compared to the first nine months of the prior year.

Aerospace segment earnings decreased by $13,866, or 39.2%, to $21,536 and $6,280, or 7.1%, to $82,277 for the third quarter and first nine months of fiscal 2012, respectively, as compared to $35,402 and $88,557, for the same periods of fiscal 2011 due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ending June 30, 2011	$35,402	$88,557
Sales volume changes	(1,046)	9,346
Selling price and mix	4,883	14,999
Investments in research and development	(10,570)	(25,490)
Manufacturing costs associated with sales growth and manufacturing productivity	(4,103)	(6,459)
Workman’s compensation	(587)	2,396
Changes in variable compensation	643	2,325
Other, net	(3,086)	(3,397)

Earnings for the period ending June 30, 2012	$21,536	$82,277

Segment earnings as a percentage of sales decreased to 10.0% and 13.0% for the third quarter and first nine months of fiscal 2012, respectively, compared to 16.4% and 14.7% for the same periods of the prior year. The first nine months of the prior year included a charge of $2,983 related to workman’s compensation. The decrease in Aerospace segment earnings in both the third quarter and first nine months of fiscal 2012 as compared to the same periods of fiscal 2011 was primarily the result of our increased investment in product development and improved production processes resulting from our being awarded a substantial number of significant new system programs, partially offset by favorable price and sales mix and reduced variable compensation expense. Many of the new system programs have expanded more than anticipated in both content and complexity, requiring increased investments in new product development and production process improvements, including programs to streamline production cell layouts and reduce waste in the manufacturing process.

Aerospace segment net sales and earnings for the third quarter of fiscal 2012 were also negatively impacted by the following enterprise resource planning (“ERP”) system-related issues that have been addressed. We experienced an enterprise wide information technology (“IT”) system outage related to a hardware failure. Additionally, a faulty system interface with a new supply chain partner led to part shortages. Lastly, we are implementing a new ERP system for our Aerospace motion control business. As a result of these factors we experienced some unanticipated production delays.

Energy

Energy segment net sales were $245,767 and $704,893 for the third quarter and first nine months of fiscal 2012, respectively, compared to $223,225 and $621,077 for the same periods of fiscal 2011. Net sales for the third quarter and first nine months of fiscal 2012 increased in nearly all of our energy markets. Wind turbine power converter sales increased primarily due to market share gains. In addition, we experienced some accelerated ordering by our customers in an effort to take advantage of current government incentives and to comply with various renewable energy programs. Net sales also increased in our industrial gas turbine markets and our large and small engine markets utilizing natural gas and other special fuel sources, which serve primarily electric power generation systems and on-highway natural gas vehicles.

Energy segment earnings increased by $1,954, or 6.7%, to $31,205 and $11,569, or 14.3%, to $92,264 for the third quarter and first nine months of fiscal 2012, respectively, as compared to $29,251 and $80,695, respectively, for the same periods of fiscal 2011 due to the following:

	Three-Month Period	Nine-Month Period
Earnings for the period ending June 30, 2011	$29,251	$80,695
Sales volume changes	8,236	24,758
Selling price and mix	(3,124)	(9,533)
Investments in research and development	250	(2,698)
Changes in variable compensation	201	2,826
Effects of changes in foreign currency rates	(923)	602
Other, net	(2,686)	(4,386)

Earnings for the period ending June 30, 2012	$31,205	$92,264

The increase in the Energy segment earnings for both the third quarter and the first nine months of fiscal 2012 as compared to the same periods of fiscal 2011 was driven primarily by increased sales volume and reduced variable compensation, partially offset by unfavorable product mix impacts. Earnings as a percentage of sales decreased slightly to 12.7% in the third quarter of fiscal 2012 compared to 13.1% in the same period of fiscal 2011 due primarily to unfavorable product mix impacts, partially offset by leverage on sales volume. Earnings as a percentage of sales were consistent with the prior year at 13.1% in the first nine months of fiscal 2012 as compared to 13.0% for the same period of fiscal 2011. Segment earnings as a percent of sales were positively impacted by the increase in sales volume, offset by unfavorable product mix and increased investments in research and development.

Nonsegment expenses

Nonsegment expenses for the third quarter and first nine months of fiscal 2012 increased to $8,687 and $23,623, respectively, compared to $7,554 and $21,599 for the same periods of fiscal 2011. As a percent of net sales, nonsegment expenses for the third quarter and first nine months of fiscal 2012 were 1.9% and 1.8% of net sales, respectively, as compared to 1.7% and 1.8% of net sales, respectively, for the same periods of fiscal 2011.

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

As of June 30, 2012, we do not believe that any potential European sovereign debt defaults would have a material adverse affect on our liquidity. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other government support. We will continue to monitor our exposure to risks relating to European sovereign debt.

Our aggregate cash and cash equivalents were $39,903 and $74,539 and our working capital was $616,047 and $536,936 at June 30, 2012 and September 30, 2011, respectively. Of the $39,903 of cash and cash equivalents held at June 30, 2012, $32,702 is held by our foreign subsidiaries. We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

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

At June 30, 2012, we had no borrowings outstanding from our $400,000 revolving credit facility and we had $5,000 of borrowings outstanding from our foreign credit facilities. Short-term borrowing activity during the nine-months ending June 30, 2012 were as follows:

Maximum daily balance during the period	$61,576
Average daily balance during the period	$40,758
Weighted average interest rate on average daily balance	1.45%

At June 30, 2012, we had total outstanding debt of $413,799 with additional borrowing availability of $393,667 under our $400,000 revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $14,797 under various foreign credit facilities.

We believe we were in compliance with all our debt covenants at June 30, 2012.

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

Cash Flows Summary

	Nine-Months Ending June 30,
	2012	2011
Net cash provided by operating activities	$63,653	$46,800
Net cash used in investing activities	(43,993)	(71,554)
Net cash used in financing activities	(51,889)	(9,502)
Effect of exchange rate changes on cash and cash equivalents	(2,407)	1,275

Net change in cash and cash equivalents	(34,636)	(32,981)
Cash and cash equivalents at beginning of period	74,539	105,579

Cash and cash equivalents at end of period	$39,903	$72,598

Net cash flows provided by operating activities for the first nine months of fiscal 2012 was $63,653 compared to $46,800 for the same period of fiscal 2011. The increase of $16,853 is primarily attributable to changes in inventory, which utilized $46,918 of cash in the first nine months of fiscal year 2012 compared to $77,389 of cash utilized in the first nine months of fiscal 2011.

Net cash flows used in investing activities for the first nine months of fiscal 2012 was $43,993 compared to $71,554 for the same period of fiscal 2011. The decrease of $27,561 compared to the same period of the prior fiscal year is due primarily to the acquisition of Integral Drive Systems AG and its European companies (“IDS”), and the assets of IDS’s business in China (collectively, the “IDS Acquisition”) completed in the third quarter of fiscal 2011 utilizing net cash of $47,161. Cash paid for capital expenditures was $44,224 during the first nine months of fiscal 2012, compared to $32,640 during the same period of fiscal 2011.

Net cash flows used in financing activities for the first nine months of fiscal 2012 was $51,889 as compared to $9,502 for the same period of fiscal 2011. We utilized $31,881 to repurchase 792 shares of our common stock in the first nine months of fiscal 2012, compared to $6,837 to repurchase 208 shares of our common stock in the same period of fiscal 2011. In addition, during the first nine months of fiscal 2012, we had net debt repayments of $11,500 compared to net borrowings of $6,440 in the same period of the prior year.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K. There have been no material changes to our various contractual obligations during the first nine months of fiscal 2012 other than those relating to certain of our credit facilities and our Term Loan Credit Agreement, dated as of October 1, 2008, as amended, as discussed at Note 12, Credit facilities, short-term borrowings and long-term debt, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Revenue recognition

Except for revenues recognized under the percentage of completion method discussed below, Woodward recognizes revenue when the following criteria are met:

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

Woodward provides certain engineering services to customers under fully funded and partially funded long- and short-term development contracts, which accounted for an immaterial amount of customer payments received in the three and nine-months ending June 30, 2012 and June 30, 2011. Funded development contracts may be fixed price or cost-reimbursable contracts. Revenue for such contracts is recognized using the percentage-of-completion, milestone or completed contract methods. The applicable revenue recognition methodology to apply is dependent on an evaluation of each project.

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

Changes in contract estimates occur for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth, changes in risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, and changes in contract overhead costs over the performance period. The Company has a contract management process involving cross-functional groups who are familiar with our contract activities. Significant changes in estimates on a single contract could impact our financial results. Aggregate net changes in contract estimates recognized on a cumulative catch-up basis were not material to our Condensed Consolidated Financial Statements for the three and nine-months ending June 30, 2012 and June 30, 2011. No discrete event or adjustment to an individual contract within the aggregate net changes in contract estimates for three and nine-months ending June 30, 2012 and June 30, 2011 was material to the Condensed Consolidated Financial Statements for such period.

Purchase accounting

During the third quarter of fiscal 2011, we completed the IDS Acquisition for an aggregate purchase price of $47,161. For more information on the IDS Acquisition see Note 4, Business acquisitions, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, earnings margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment. We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. In the three and nine-months ending June 30, 2012 and June 30, 2011, no impairment or change in useful lives has been recognized on other intangible assets acquired.

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

The carrying value of inventory was $423,994 and $381,555 as of June 30, 2012 and September 30, 2011, respectively. If economic conditions, customer product requirements or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary. We attempt to maintain inventory quantities at levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

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

Variances from our fiscal year end estimates for these variables could materially affect our recognized postretirement benefit obligation liabilities. On a near-term basis, such changes are unlikely to have a material impact on reported earnings, since such adjustments are recorded to other comprehensive earnings and recognized into expense over a number of years. Significant changes in estimates could, however, materially affect the carrying amounts of benefit obligation liabilities, including accumulated benefit obligations, which could affect compliance with the provisions of our debt arrangements and future borrowing capacity.

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

It should be noted that economic factors and conditions often affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear due to factors such as the 10% corridor applied to the larger of the postretirement benefit obligation or the fair market value of plan assets when determining amortization of actuarial net gains or losses.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on projected fiscal year 2012 service and interest cost	$182	$(159)
Effect on accumulated postretirement benefit obligationat September 30, 2011	3,107	(2,722)

Reviews for impairment of goodwill

At June 30, 2012, we had $460,509 of goodwill, representing 26% of our total assets. At September 30, 2011, we had $462,282 of goodwill, representing 26% of our total assets. Goodwill is tested for impairment on the individual or aggregate reporting unit level, as appropriate, on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the impairment tests, we identify reporting units in accordance with U.S. GAAP. The identification of reporting units and consideration of aggregation criteria requires management judgment. The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we compare the implied fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in the three or nine-months ending June 30, 2012 or in fiscal years 2011 or 2010.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of June 30, 2012 and September 30, 2011, unrecognized gross tax benefits for which recognition has been deferred was $17,837 and $16,931, respectively.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. As of June 30, 2012 and September 30, 2011, our valuation allowance was $2,699 and $3,201, respectively.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning with the third quarter of fiscal 2012, management included the internal controls of IDS in its assessment of the effectiveness of Woodward’s internal controls over financial reporting. IDS was acquired during the third quarter of fiscal 2011, as discussed in Note 4, Business acquisitions, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, and was excluded from management’s annual report on internal control over financial reporting for the fiscal year ended September 30, 2011 in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses. IDS will be included in the September 30, 2012 assessment of Woodward’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(In thousands, except for shares and per share amounts.)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2012 through April 30, 2012 (1)	46,528	$42.35	46,528	$173,880
May 1, 2012 through May 31, 2012 (1)	400,000	39.00	400,000	158,281
June 1, 2012 through June 30, 2012 (2)	556	39.44	—	158,281

(1)	In July 2010, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013.

(2)	The Woodward Executive Benefit Plan, which is a separate legal entity, aquired 556 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in June 2012. Shares owned by the Woodward Executive Benefit Plan are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.	Exhibits

(a)	Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.

Date: July 23, 2012	/s/ THOMAS A. GENDRON
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: July 23, 2012	/s/ ROBERT F. WEBER, JR.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD, INC.

EXHIBIT INDEX

Exhibit Number	Description:

31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit.

31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit.

32.1	Section 1350 certifications, filed as an exhibit.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.