Form 10-K
period 2012-09-30
Woodward, Inc.
filed 2012-11-15
CIK 108312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 30, 2012 as reported on The NASDAQ Global Select Market on that date: $2,213,944,471. For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Charitable Trust, as of March 31, 2012, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

Number of shares of the registrant’s common stock outstanding as of November 12, 2012: 68,424,649.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders to be held January 23, 2013, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

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

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:

•	a decline in business with, or financial distress of, our significant customers;

•	the instability in the financial markets, sovereign credit rating downgrades and uncertainty surrounding European sovereign and other debt defaults, and prolonged unfavorable economic and other industry conditions;

•	our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;

•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;

•	our ability to implement, and realize the intended effects of, our restructuring efforts;

•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;

•	our ability to manage our expenses and product mix while responding to sales increases or decreases;

•	the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;

•	the success of, or expenses associated with, our product development activities;

•	our ability to integrate acquisitions and manage costs related thereto;

•	our debt obligations, our debt service requirements, and our ability to operate our business, pursue business strategies and incur additional debt in light of covenants contained in our outstanding debt agreements;

•	risks related to our U. S. Government contracting activities;

•	a significant reduction in defense sales due to decreases in the amount of U.S. Federal defense spending, including as a result of the sequestration of appropriations in fiscal year 2013 under the Budget Control Act of 2011 (the “Budget Act”) or other specific budget cuts impacting defense programs in which we participate;

•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;

•	future results of our subsidiaries or changes in domestic or international tax statutes;

•	environmental liabilities related to manufacturing activities;

•	our continued access to a stable workforce and favorable labor relations with our employees;

•	the geographical location of a significant portion of our Aerospace business in California, which historically has been susceptible to natural disasters;

•	our ability to successfully manage regulatory, tax, and legal matters (including product liability, patent, and intellectual property matters);

•	liabilities resulting from legal and regulatory proceedings, inquiries, or investigations by private or U.S. Government persons or entities;

•	risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates, and changes in the legal and regulatory environments of the United States and the countries in which we operate;

•	fair value of defined benefit plan assets and assumptions used in determining our retirement pension and other postretirement benefit obligations and related expenses including, among others, discount rates and investment return on pension assets; and

•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. Other factors are discussed under the caption “Risk Factors” in Item 1A in this Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (this “Form 10-K”), as updated from time to time in our subsequent Securities and Exchange Commission (“SEC”) filings. We undertake no obligation to revise or update any forward-looking statements for any reason.

Unless we have indicated otherwise or the context otherwise requires, references in this Form 10-K to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward, Inc. and its consolidated subsidiaries.

Except where we have otherwise indicated or the context otherwise requires, amounts presented in this Form 10-K are in thousands except per share amounts.

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

Our strategic focus is providing energy control and optimization solutions for the aerospace and energy markets. The precise and efficient control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets we serve. Our customers look to us to optimize the efficiency, emissions and operation of power equipment in both commercial and military operations. Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems. We focus primarily on original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications. We also provide aftermarket repair, replacement and other service support for our installed products.

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

We were established in 1870, incorporated in 1902, and are headquartered in Fort Collins, Colorado. The mailing address of our world headquarters is 1000 East Drake Road, Fort Collins, Colorado 80525. Our telephone number at that location is (970) 482-5811, and our website is www.woodward.com. None of the information contained on our website is incorporated into this document by reference.

Markets and Principal Lines of Business

We serve two primary markets – aerospace and energy.

Within the aerospace market, we provide systems, components and solutions for both commercial and military applications. Our key focus areas within this market are:

•	Propulsion system control solutions for turbine powered aircraft; and

•	Actuation systems and motion control solutions.

Within the energy market, our key focus areas are:

•	Control solutions for equipment that produce electricity using conventional or renewable energy sources;

•	Solutions for the control of power quality, distribution and storage on the electrical grid; and

•	Control solutions for power equipment used in the extraction, distribution and conversion of renewable and fossil fuels in marine, mobile, and industrial equipment applications.

Our customers require technological solutions to meet their needs for performance, efficiency, and reliability, and to reduce their costs of operation.

Additional information about our operations in fiscal year 2012 and outlook for the future, including certain segment information, is included in “Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about our business segments and certain geographical information is included in Note 21, Segment information and Note 22, Supplemental quarterly financial data (Unaudited), to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Products, Services and Applications

Aerospace

Our Aerospace segment designs, produces and services systems and products for the management of fuel, air, combustion and motion. These products include pumps, valves, fuel nozzles, metering units, cockpit controls, actuators, motors and sensors. These products are used on commercial and military fixed-wing aircraft and rotorcraft, as well as weapons and defense systems. We have significant content on a wide variety of commercial aircraft, rotorcraft and business jet platforms, including the Airbus A320, Boeing 787, Bell 429 and Gulfstream G650, and we have significant content on military applications, such as the Blackhawk helicopter, F-35 fighter jet, M1A1 Abrams Tank and guided tactical weapons, such as the Joint Direct Attack Munition (“JDAM”).

Revenues from the Aerospace segment are generated primarily by sales to OEMs and tier-one prime contractors, and through aftermarket sales of components, such as provisioning spares or replacements. We also provide aftermarket repair, overhaul and other services to commercial airlines and other end users, turbine OEM repair facilities, military depots, and third party repair shops.

Energy

Our Energy segment designs, produces and services systems and products for the management of fuel, air, fluids, gases, electricity and motion. These products include power converters, actuators, valves, pumps, injectors, solenoids, ignition systems, governors, electronics and devices that measure, communicate and protect low and medium voltage electrical distribution systems. Our products are used on industrial gas turbines, aeroderivative turbines, reciprocating engines, electrical grids, wind turbines and compressors. The equipment on which our products are found is used to extract and distribute fossil and renewable fuels, generate, distribute or store electricity, and to convert fuel to work in marine, mobile, and industrial equipment applications.

Revenues from the Energy segment are generated primarily by sales, which include aftermarket or replacement sales, to OEMs and tier-one prime contractors, and by providing other related services to our OEM customers and, in some cases, directly to end users or distributors.

Sales Order Backlog

Our backlog of unshipped sales orders as of October 31, 2012 and 2011 by segment was as follows:

		% Expected to be
	October 31,	filled by September	October 31,
	2012	30, 2013	2011
Aerospace	$477,274	79%	$492,263
Energy	179,410	95	266,827

	$656,684	83%	$759,090

Our current estimate of the sales order backlog is based on unshipped sales orders that are open in our order entry systems. Unshipped orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production schedules.

Seasonality

We do not believe that our sales, in total or in either business segment, are subject to significant seasonal variation. However, our sales have generally been lower in the first quarter of our fiscal year as compared to the immediately preceding quarter due to fewer working days resulting from the observance of various holidays and scheduled plant shutdowns for annual maintenance.

Customers

For the fiscal year ended September 30, 2012, approximately 36% of our consolidated net sales were made to our five largest customers. Sales to our five largest customers represented approximately 34% and 39% of our consolidated net sales for the fiscal years ended September 30, 2011 and September 30, 2010, respectively.

Sales to our largest customer, General Electric, accounted for approximately 14%, 14%, and 15% of consolidated net sales in each of the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Our accounts receivable from General Electric represented approximately 10% of total accounts receivable as of September 30, 2012 and 11% as of September 30, 2011. We believe General Electric and our other significant customers are creditworthy and will be able to satisfy their credit obligations to us.

The customers who account for approximately 10% or more of sales to each of our reporting segments for the fiscal year ended September 30, 2012 follow:

Customer
Aerospace	United Technologies, Boeing, General Electric
Energy	General Electric, Repower Systems AG, Caterpillar

Government Contracts and Regulation

Portions of our business, particularly in our Aerospace segment, are heavily regulated. We contract with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, the National Aeronautics and Space Administration (“NASA”), and the Departments of Defense, Homeland Security, and Transportation. We also contract with similar government authorities outside the United States with respect to our international efforts.

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

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, collectively represent 18% of our sales for fiscal year 2012, 19% of our sales for fiscal year 2011, and 23% of our sales for fiscal year 2010. The level of U.S. spending for defense, alternative energy and other programs, and the mix of programs to which such funding is allocated, is subject to periodic congressional appropriation actions, including the sequestration of appropriations in fiscal year 2013 under the Budget Act, and is subject to change at any time.

U.S. Government related sales from our reporting segments for fiscal year 2012 and fiscal year 2011 follows:

	Direct U.S.	Indirect U.S.
	Government	Government	Commercial
	Sales	Sales	Sales	Total
Fiscal year ended September 30, 2012
Aerospace	$78,075	$254,636	$563,372	$896,083
Energy	3,904	7,228	958,412	969,544

Total net external sales	$81,979	$261,864	$1,521,784	$1,865,627

Percentage of total net sales	4%	14%	82%	100%

Fiscal year ended September 30, 2011
Aerospace	$67,116	$252,462	$523,454	$843,032
Energy	3,448	7,530	857,692	868,670

Total net external sales	$70,564	$259,992	$1,381,146	$1,711,702

Percentage of total net sales	4%	15%	81%	100%

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

In August of 2012, the SEC issued a final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that imposes reporting requirements on issuers who use or may use “Conflict Minerals,” defined as columbite-tantalite (the metal ore from which tantalum is extracted), cassiterite (the metal ore from which tin is extracted), gold, and wolframite (the metal ore from which tungsten is extracted), or their derivatives, originating from the Democratic Republic of the Congo and neighboring countries (collectively, “covered countries”). The rule was mandated in response to humanitarian concerns that trade in conflict minerals is used to finance armed groups in the covered countries. The rule describes assessment and reporting requirements for all issuers for which conflict minerals originating in a covered country are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by the issuer. Such issuers are required to file a newly created Form SD annually by May 31 for the prior calendar year. Initial Form SDs are required to be filed by May 31, 2014 for the calendar year 2013. We are currently in the process of assessing whether the Company will be required to file a Form SD for calendar year 2013, and we are implementing necessary processes and procedures to collect information necessary to make any required filing. We do not anticipate that any requirement to file this new Form SD will have a material impact on our Consolidated Financial Statements.

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

Research and Development

We finance our research and development activities primarily with our own independent research and development funds, but in some cases research and development costs are shared by the customer. Our research and development costs include basic research, applied research, development, systems and other concept formulation studies. We also conduct research and development activities aimed at improving our manufacturing processes.

Company funded expenditures related to new product development activities are expensed as incurred and are separately reported in the Company’s Consolidated Statements of Earnings. Across both of our segments, research and development costs totaled $143,274 in fiscal year 2012, $115,633 in fiscal year 2011, and $82,560 in fiscal year 2010. Research and development costs were 7.7% of consolidated net sales in fiscal year 2012 compared to 6.8% in fiscal year 2011 and 5.7% in fiscal year 2010. See “Research and development costs” in Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Aerospace is focused on developing systems and components that we believe will be instrumental in helping our customers achieve their objectives of lower fuel consumption, lighter weight, more efficient performance, reduced emissions, and improved operating economics. Our development efforts support technology for a wide range of:

•	aerospace turbine applications, including commercial, business and military engines of various thrust classes;

•	electromechanical and hydraulic actuation systems for cockpit-to-flight surface control of fixed-wing aircraft and rotorcraft, as well as for weapon systems; and

•	motion control components for integration into comprehensive actuation systems.

The aerospace industry is moving toward more electronic (“fly-by-wire”), lighter weight aircraft, while demanding increased reliability and redundancy. In response, we are developing an expanded family of intelligent cockpit control products (including throttle and rudder controls) with both conventional and fly-by-wire technology as well as motor driven actuation systems.

We collaborate closely with our customers in the early stages of a project as they develop their new product concepts. We believe this collaboration allows us to develop technology that is aligned with our customers’ needs and therefore, increases the likelihood that our systems and components will be selected for inclusion in the platforms developed by our customers. We believe our close collaboration with our customers during preliminary design stages allows us to provide products that deliver the component and system performance necessary for our customers’ product.

Some technology development programs begin years before an expected entry to service, such as those for the next-generation commercial aircraft engines. Other development programs result in nearer-term product launches associated with new OEM offerings, product upgrades, or product replacements on existing programs.

We are currently developing the fuel system, air management, and actuation hardware for CFM International’s LEAP-X engine program, and several components (including fuel nozzles, high- and low-pressure stator vane actuators, a bleed valve actuator, an oil valve package, a fuel flow divider, and return-to-tank valves) for the newest models of Pratt & Whitney’s PurePower engine program. These programs target applications in the single-aisle aircraft market with expected entry into service in the 2016 to 2017 timeframe. Both the LEAP-X engine and the PurePower engine have been selected by Airbus as options for its re-engined A320neo aircraft. In addition, the LEAP-X has been selected exclusively by Comac for its C919 aircraft and by Boeing for its re-engined 737 MAX, and the PurePower engine has been selected exclusively by Irkut for the MS-21 aircraft.

We are also currently developing the fuel system, air management, and actuation hardware for the Passport 20 engine program, the next-generation GE Aviation engine for the large business aviation market, and GE Aviation’s NG34 technology development program, which will advance technology for the next generation CF34 engine for regional jets. Bombardier selected the Passport 20 engine to power its Global 7000 and 8000 long-range business aircraft, targeting entry into service in 2016 and 2017, respectively.

Energy is focused on developing more efficient, cleaner technologies, including integrated control systems and system components that we believe will allow our OEM customers to cost-effectively meet mandated emissions regulations and fuel efficiency demands, allow for usage of a wider range of fuel sources, support global infrastructure requirements, and safely distribute and store power on the electrical grid. Our development efforts support technology for a wide range of:

•	power converters for multi-megawatt (where megawatt is referred to as “MW”) class wind turbines in the power range of 1MW to 6MW, both for on-shore and off-shore-applications;

•	power converters for multi-MW solar farms in the power range of 100kW to 2.5MW;

•	power converters for energy storage and micro-grids in the power range of 100kW to 6.0MW;

•	distributed generator system (“Genset”) controls;

•	controls for switchgear;

•	new generation of protection and control relays for medium-voltage applications;

•	modernization of the self powered protection relay lines;

•	industrial gas and steam turbines;

•	industrial compressors;

•	engines and turbines driving pumps, generators and compressors; and

•	engines and turbines used for propulsion of mobile, marine and industrial equipment.

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

Competitive Environment

Our products and product support services are sold worldwide into a variety of competitive markets. In all markets, we compete on the basis of differentiated technology and design, product performance and conformity with customer specifications, customer service and support, including on-time delivery and customer partnering, product quality, price, reputation and local presence. Both of our segments operate in uniquely competitive environments.

We believe that new competitors face significant barriers to entry into many of our markets, including various government mandated certification requirements to compete in the aerospace markets in which we participate.

Aerospace industry safety regulations and manufacturing standards demand significant product certification requirements, which form a basis for competition as well as a barrier to entry. Technological innovation and design, product performance and conformity with customer specifications, and product quality and reliability are of significant importance in the aerospace and defense industry. In addition, on-time delivery, pricing, and joint development capabilities with customers are points of competition within this market. Our customers include airframe and aircraft engine OEM manufacturers and suppliers to these manufacturers. We supply these customers with technologically innovative components and system solutions and align our technology roadmaps with our customers, and focus on responding to needs for reduced cost and weight, emission control and reliability improvements. Our products achieve high levels of field reliability, which we believe offers an advantage in life-cycle cost. We compete with numerous companies around the world that specialize in fuel and air management, combustion, and electronic control products. In addition, many of our OEM customers are capable of developing and manufacturing these same products internally.

Our competitors in aerospace include divisions of UTC Aerospace Systems, Honeywell, Moog and Parker Hannifin. We address competition in aftermarket service through responsiveness to our customers’ needs, providing short turnaround times and a global presence.

Several competitors are also customers for our products, such as UTC Aerospace Systems, Parker Hannifin, and Honeywell. Some of our customers are affiliated with our competitors through ownership or joint venture agreements. We compete in part by establishing relationships with our customers’ engineering organizations, and by offering innovative solutions to their market requirements.

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

The global market for renewable wind and solar energy technology is immature and changing rapidly. Delays in wind turbine installation caused by continued tight global credit availability, and uncertainty with respect to incentives and the overall economic environment, have led to over-capacity with manufacturers within the wind turbine industry. Market consolidation continues to occur and price has become an important factor within the wind turbine converter market.

Employees

As of October 31, 2012, we employed approximately 6,600 full-time employees of which approximately 1,800 were located outside of the United States. We consider the relationships with our employees to be positive.

Approximately 13% of our total full-time workforce was union employees as of October 31, 2012, all of whom work for our Aerospace segment. The collective bargaining agreements with our union employees are generally renewed through contract renegotiation near the contract expiration dates. The MPC Employees Representative Union contract, which covers 457 employees as of October 31, 2012, expires September 30, 2013. The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers 395 employees as of October 31, 2012, expires April 20, 2014. We believe our relationships with our employees and the representative unions are good.

All of our employees in the United States were at-will employees as of October 31, 2012. Generally, our employees are not subject to any type of employment contract or agreement. Prior to the acquisition of MPC Products Corporation (“MPC Products”), and Techni-Core, Inc. (“Techni-Core” and, together with MPC Products, “MPC”), certain MPC employees who are not executive officers of Woodward had pre-existing employment agreements with MPC. These agreements expired in October 2011. In addition, our executive officers and our other corporate officers each have change-in-control agreements.

Outside of the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Patents, Intellectual Property, and Licensing

We own numerous patents and have licenses for the use of patents owned by others, which relate to our products and their manufacture. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. For example, the U.S. Government has certain rights in our patents and other intellectual property developed in performance of certain government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes as allowed by law. Unpatented process technology, including research, development and engineering technical skills and know-how, as well as unpatented production software and other intellectual property rights, are important to our overall business and to the operations of each of our segments. While our intellectual property assets taken together are important, we do not believe our business or either of our segments would be materially affected by the expiration of any particular intellectual property right or termination of any particular intellectual property patent license agreement.

As of September 30, 2012, our Consolidated Balance Sheet includes $235,563 of net intangible assets. This value represents the carrying values, net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our intellectual property as of September 30, 2012.

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

We are engaged in remedial activities, generally in coordination with other companies, pursuant to federal and state laws. When it is reasonably probable we will pay remediation costs at a site, and those costs can be reasonably estimated, we accrue a liability for such future costs with a related charge against our earnings. In formulating that estimate and recognizing those costs, we do not consider amounts expected to be recovered from insurance companies, or others, until such recovery is assured. Our accrued liability for environmental remediation costs is not significant and is included in the line item “Accrued liabilities” in the Consolidated Balance Sheets in “Item 8 – Financial Statements and Supplementary Data.”

We generally cannot reasonably estimate costs at sites in the very early stages of remediation. Currently, we have one site in the later stages of remediation, and there is no more than a remote chance that remediation costs at any individual site, or at all sites in the aggregate, will be material.

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

Thomas A. Gendron, Age 51. Chairman of the Board since January 2008; Chief Executive Officer, President, and Director since July 2005; Chief Operating Officer and President September 2002 through June 2005; Vice President and General Manager of Industrial Controls June 2001 through September 2002; Vice President of Industrial Controls April 2000 through May 2001; Director of Global Marketing and Industrial Controls’ Business Development February 1999 through March 2000.

Robert F. Weber, Jr., Age 58. Vice Chairman, Chief Financial Officer and Treasurer since September 2011, and Chief Financial Officer and Treasurer since August 2005. Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate Vice President and General Manager—EMEA Auto. Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level with Motorola.

Martin V. Glass, Age 57. President, Airframe Systems since April 2011; President, Turbine Systems October 2009 through April 2011; Group Vice President, Turbine Systems September 2007 through September 2009; Vice President of the Aircraft Engine Systems Customer Business Segment December 2002 through August 2007; Director of Sales, Marketing, and Engineering February 2000 through December 2002.

Gerhard Lauffer, Age 51. President, Electrical Power Systems from October 2009 through September 2012; Group Vice President, Electrical Power Systems September 2007 through September 2009; Vice President and General Manager Electronic Controls March 2002 through August 2007; Managing Director Leonhard-Reglerbau GmbH 1991 through March 2002 when it was acquired by Woodward.

Sagar Patel, Age 46. President, Aircraft Turbine Systems since June 2011. Prior to this role, Mr. Patel was employed at General Electric for 18 years, most recently serving as President, Mechanical Systems, GE Aviation, from March 2009 through June 2010. He served as President, Aerostructures, GE Aviation from July 2008 through July 2009 and as President and General Manager, MRS Systems, Inc., BE Aircraft Engines, from October 2005 through June 2008.

Chad R. Preiss, Age 47. President, Engine Systems since October 2009; Group Vice President, Engine Systems October 2008 through September 2009; Vice President, Sales, Service, and Marketing, Engine Systems December 2007 through September 2008; and Vice President, Industrial Controls September 2004 through December 2007. Prior to this role, Mr. Preiss served in a variety of engineering and marketing/sales management roles, including Director of Business Development, since joining Woodward in 1988.

James D. Rudolph, Age 51. President, Industrial Turbomachinery since April 2011; Corporate Vice President, Global Sourcing October 2009 through April 2011; Vice President, Global Sourcing April 2009 through October 2009; Director of Global Sourcing April 2005 through April 2009; Director of Engineering for Industrial Controls March 2000 through April 2005. Prior to March 2000, Mr. Rudolph served in a variety of engineering, operations and sales roles since joining the company in 1984.

A. Christopher Fawzy, Age 43. Corporate Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since October 2009; Vice President, General Counsel, and Corporate Secretary June 2007 through September 2009. Mr. Fawzy became the Company’s Chief Compliance Officer in August 2009. Prior to joining Woodward, Mr. Fawzy was employed by Mentor Corporation, a global medical device company. He joined Mentor in 2001 and served as Corporate Counsel, then General Counsel in 2003, and was appointed Vice President, General Counsel and Secretary in 2004.

Other Corporate Officers of the Registrant

Information about our other corporate officers is provided below. There are no family relationships between any of the corporate officers listed below or between any of the corporate officers listed below and the aforementioned executive officers.

Harlan G. Barkley, Age 59. Corporate Vice President, Information Technology since October 2009; Vice President, Information Technology April 2009 through September 2009; Director, Global Information Technology November 2002 through March 2009. Prior to joining Woodward in October 1999, Mr. Barkley was employed by Sundstrand Corporation/Hamilton Sundstrand for 19 years in a variety of leadership roles in information technology.

Steven J. Meyer, Age 52. Corporate Vice President, Human Resources since October 2009; Vice President, Human Resources November 2006 through September 2009; Director, Global Human Resources November 2002 through October 2006; Director, Human Resources for Industrial Controls July 1997 through October 2002. Prior to joining Woodward, Mr. Meyer was employed by PG&E Corporation and Nortel in a variety of roles in human resources.

Matthew F. Taylor, Age 50. Corporate Vice President, Global Sourcing since February 2011; Vice President, Engine Fluid Systems and Controls Center of Excellence (“CoE”) October 2009 through February 2011; General Manager, Fluid Systems and Controls CoE December 2006 through October 2009; Director of Operations, Fluid Systems and Controls June 2005 through December 2006. Prior to joining Woodward in June 2005, Mr. Taylor was the Vice President and General Manager, Warner Electric and served in a variety of general management roles at Eaton Corporation from February 1998 through August 2003.

Information available on Woodward’s Website

Through a link on the Investor Information section of our website, www.woodward.com, we make available the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. None of the information contained on our website is incorporated into this document by reference.

Stockholders may obtain, without charge, a single copy of Woodward’s 2012 Annual Report on Form 10-K upon written request to the Corporate Secretary, Woodward, Inc., 1000 East Drake Road, Fort Collins, Colorado 80525.

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

We have fewer customers than many companies with similar sales volumes. For the fiscal year ended September 30, 2012, approximately 36% of our consolidated net sales were made to our five largest customers. Sales to these same five largest customers represented approximately 33% of our consolidated net sales for the fiscal year ended September 30, 2011. Sales to our largest customer, General Electric, accounted for approximately 14%, 14%, and 15% of consolidated net sales in each of the fiscal years ended September 30, 2012, 2011, and 2010, respectively, and accounts receivable from General Electric represented approximately 10% and 11% of accounts receivable at September 30, 2012 and 2011, respectively. Sales to our next largest customer in the fiscal year ended September 30, 2012 accounted for approximately 6%, 3%, and 3% of consolidated net sales in each of the fiscal years ended September 30, 2012, 2011, and 2010, respectively. If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, including that which is a result of the prolonged unfavorable economic conditions and continued instability in the financial markets, these significant customers may substantially reduce or otherwise be unable to pay for purchases from us. Accordingly, our consolidated net sales could decrease significantly or we may experience difficulty collecting or be unable to collect amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

From time to time, we have responded to changes in our industry and the markets we serve by restructuring our operations. Our restructuring activities have included workforce management and other restructuring charges related to our recently acquired businesses, including, among others, changes associated with integrating similar operations, managing our workforce, vacating or consolidating certain facilities and cancelling certain contracts. Based on cost reduction measures or changes in the industry and markets in which we compete, we may decide to implement further restructuring activities in the future, such as closing plants, moving production lines, or making additions, reductions or other changes to our management or workforce.

Restructuring activities can create unanticipated consequences, and we cannot be sure that any restructuring efforts that we undertake will be successful. A variety of risks could cause us not to realize an expected cost savings, including, among others, the following:

•	higher than expected severance costs related to staff reductions;

•	higher than expected retention costs for employees that will be retained;

•	higher than expected stand-alone overhead expenses;

•	delays in the anticipated timing of activities related to our cost-saving plan; and

•	other unexpected costs associated with operating the business.

If we are unable to structure our operations in the light of evolving market conditions, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our business involves a significant level of product development activities, generally in connection with our customers’ development activities. Industry standards, customer expectations, or other products may emerge that could render one or more of our products or services less desirable or obsolete. Maintaining our market position requires continued investment in research and development. During an economic downturn or a subsequent recovery, we may need to maintain our investment in research and development, which may limit our ability to reduce these expenses in proportion to a sales shortfall. If these activities are not as successful as currently anticipated, are more costly than currently anticipated, or if we are not able to develop new products at a cost that meets the anticipated product cost structure, then our future sales, margins and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Activities necessary to integrate acquisitions may result in costs in excess of current expectations or be less successful than anticipated.

We recently completed an acquisition in fiscal year 2011 and we may acquire other businesses in the future. The success of these transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses. The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into these transactions. If actual integration costs are higher than amounts assumed, if we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, or if we are unable to fully benefit from anticipated synergies, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, and could adversely affect our business, financial condition, results of operations, and cash flows.

As of September 30, 2012, our total long-term debt was $391,875, and we had $329 in short-term borrowings outstanding. Our debt obligations could require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions. We are contractually obligated under the agreements governing our long-term debt to make principal payments of $7,500 in fiscal year 2013, $134,375 in fiscal year 2014, $0 in fiscal year 2015, and $250,000 in fiscal year 2016 and thereafter. Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

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

Sales made directly to U.S. Government agencies and entities were 4% of total net sales during fiscal year 2012, 4% during fiscal year 2011, and 5% during fiscal year 2010, primarily in the aerospace market. Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers, such as tier-one prime contractors, utilizing Woodward parts and subassemblies, accounted for approximately 18% of total sales in fiscal year 2012, 19% in fiscal year 2011, and 23% in fiscal year 2010. Our contracts with the U.S. Government are subject to the following unique risks, some of which are beyond our control, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

•

The level of U.S. defense spending is subject to periodic congressional appropriation actions, including the sequestration of appropriations in fiscal year 2013 under the Budget Act, and is subject to change at any time. The mix of programs to which such funding is allocated is also uncertain, and we can provide no assurance that an increase in defense spending will be allocated to programs that would benefit our business. If the amount of spending were to decrease, or there were a shift from certain aerospace and defense programs on which we have content to other programs on which we do not, our sales could decrease.

•

Our U.S. Government contracts and the U.S. Government contracts of our customers are subject to modification, curtailment or termination by the government, either for the convenience of the government or for default as a result of a failure by us or our customers to perform under the applicable contract. If any of our contracts are terminated by the U.S. Government, our backlog would be reduced, in accordance with contract terms, by the expected value of the remaining work under such contracts. In addition, we are not the prime contractor on most of our contracts for supply to the U.S. Government, and the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor.

•

We must comply with procurement laws and regulations relating to the formation, administration and performance of our U.S. Government contracts and the U.S. Government contracts of our customers. The U.S. Government may change procurement laws and regulations from time to time. A violation of U.S. Government procurement laws or regulations, a change in U.S. Government procurement laws and regulations, or a termination arising out of our default could expose us to liability, disbarment, or suspension and could have an adverse effect on our ability to compete for future contracts and orders.

•

Our disclosed contract costs are subject to audits by the U.S. Government, which could result in adjustments to those costs. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, suspension, and/or prohibition from doing business with the U.S. Government.

Changes in the estimates of fair value of reporting units or of long-lived assets may result in future impairment charges, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Over time, the fair values of long-lived assets change. At September 30, 2012, we had $461,374 of goodwill, representing 25% of our total assets. We test goodwill for impairment at the reporting unit level, or aggregated reporting unit level if aggregation is appropriate based on the relevant U.S. GAAP authoritative guidance, on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or aggregated reporting unit below its carrying amount. Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings. We also test property, plant, and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings. Any such impairment charges could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We completed our annual goodwill impairment test during the quarter ended September 30, 2012. In performing the annual goodwill impairment test, we determined it was appropriate to aggregate our reporting units. The results of Woodward’s fiscal year 2012 annual goodwill impairment test performed as of July 31, 2012 indicated the estimated fair values of each of our aggregated reporting units were in excess of their carrying amounts, and accordingly, no impairment existed. There can be no assurance that Woodward’s estimates and assumptions of the fair value of aggregated reporting units, the current economic environment, the level of U.S. defense spending, including the sequestration of appropriations in fiscal year 2013 under the Budget Act, or the other inputs used in forecasting the present value of forecasted cash flows used to estimate the fair value of aggregated reporting units will prove to be accurate projections of future performance.

As part of our ongoing monitoring efforts, we will continue to consider the global economic environment and its potential impact on our businesses, as well as other factors, in assessing goodwill and long-lived assets for possible indications of impairment.

Future subsidiary results or changes in domestic or international tax statutes may change the amount of valuation allowances provided for deferred income tax assets.

During fiscal year 2012, 50% of our external net sales were made outside the United States. We establish valuation allowances to reflect the estimated amount of deferred tax assets that might not be realized. The underlying analysis is performed for individual tax jurisdictions, generally at a subsidiary level. Future subsidiary results, actual or forecasted, as well as changes to the relevant tax statutes, could change the outcome of our analysis and change the amount of valuation allowances provided for deferred income tax assets, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

We are sometimes subject to government inquiries, audits and investigations of our business due to our business relationships with the U.S. Government and the heavily regulated industries in which we do business. Any such inquiry or investigation could potentially result in fines, criminal or civil penalties, the termination of our contracts, withholding of payments, suspension, and/or debarment from participating in future business opportunities with the U.S. Government, which could harm our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Accounting for retirement pension and postretirement benefit obligations and related expense requires the use of assumptions, including a weighted-average discount rate, an expected long-term rate of return on assets, and a net healthcare cost trend rate, among others. Benefit obligations and benefit costs are sensitive to changes in these assumptions. As a result, assumption changes could result in increases in our obligation amounts and expenses. If interest rates decline, the present value of our postretirement benefit plan liabilities may increase faster than the value of plan assets, resulting in significantly higher unfunded positions in some of our pension plans. As of September 30, 2012, we had $161,503 in invested pension plan assets. Investment losses may result in decreases to our pension plan assets.

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

Industry consolidation trends could reduce our sales opportunities, decrease sales prices, and drive down demand for our products.

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

The U.S. Government may change acquisition priorities and/or reduce spending.

The U.S. Government participates in a wide variety of operations, including homeland defense, counterinsurgency, counterterrorism, and other military and defense-related operations that employ our products and services. U.S. defense spending has historically been cyclical in nature, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. The U.S. Government continues to adjust its funding priorities in response to changes in the perceived threat environment. In addition, defense spending currently faces pressures due to the overall economic and political environment, budget deficits, and competing budget priorities. A decrease in U.S. Government defense spending or changes in the spending allocation could result in one or more of our programs being reduced, delayed, or terminated.

During 2011, the U.S. Government was unable to reach agreement on the budget reduction measures required by the Budget Act passed by Congress. Unless the U.S. Government takes further action, the Budget Act will trigger automatic reductions in both defense and discretionary spending in January 2013. The resulting automatic across-the-board budget cuts in sequestration would have significant consequences to the aerospace and defense industries. Additional guidance provided by the Office of Management and Budget and by the Department of Defense (“DOD”) indicates the DOD anticipates no contract actions will cease on or about January 2, 2013 and that any action to adjust funding levels on contracts as a result of sequestration likely would not occur for several months after January 2, 2013. In years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. Historically, this has not had a material effect on our business; however, should a continuing resolution be prolonged or extended through the U.S. Government’s entire fiscal year, it may cause procurement awards to be allocated into different periods, cause our revenues to vary between periods and cause an adverse effect on our backlog and revenues.

We believe our programs are well aligned with national defense and other priorities, but shifts in domestic and international spending and tax policy, changes in security, defense, and intelligence priorities, the sequestration of appropriations in fiscal year 2013 under the Budget Act, general and political economic conditions and developments, and other factors may affect a decision to fund, or the level of funding for, existing or proposed programs. If the priorities of the U.S. Government change and/or defense spending is reduced, this may adversely affect our business, financial condition, results of operations, and cash flows.

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

The market price of our common stock changes over time. Stock markets in general have experienced extreme price and volume volatility particularly over the past few years. The trading price of our common stock ranged from a high of $46.00 per share to a low of $25.39 per share during the twelve months ended September 30, 2012. The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:

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

As of September 30, 2012, we had 72,960 shares of common stock issued, of which 4,536 shares were held as treasury shares. In addition, 4,556 shares were reserved for issuance upon exercise of outstanding stock option awards. While the level of trading activity will vary each day, the typical trading level represents only a small percentage of total shares of stock outstanding. As a result, a stockholder who sells a significant number of shares of stock in a short period of time could negatively affect our share price.

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

Our principal plants are as follows:

United States

Fort Collins, Colorado – Corporate headquarters and Energy segment manufacturing and engineering

Greenville, South Carolina (leased) – Energy segment manufacturing and Aerospace and Energy segments engineering

Loveland, Colorado – Energy segment manufacturing and engineering

Pacoima, California (leased) – Aerospace segment manufacturing and engineering

Rockford, Illinois – Aerospace segment manufacturing and engineering

Santa Clarita, California – Aerospace segment manufacturing and engineering

Skokie, Illinois (leased) – Aerospace segment manufacturing and Aerospace and Energy segments engineering

Zeeland, Michigan – Aerospace segment manufacturing and engineering

Other Countries

Aken, Germany (leased) – Energy segment manufacturing and engineering

Kempen, Germany – Energy segment manufacturing and engineering

Krakow, Poland – Energy segment manufacturing and Aerospace and Energy segments engineering

Stuttgart, Germany (leased) – Energy segment engineering

Tianjin, Peoples’ Republic of China (leased) – Energy segment assembly

Sofia, Bulgaria – Energy segment manufacturing and engineering

In addition to the principal plants listed above, we own or lease other facilities used primarily for sales and service activities in Brazil, China, India, Japan, the Netherlands, Peru, the Republic of Korea, Russia, Switzerland, the United Kingdom, and the United States.

Our principal plants are suitable and adequate for the manufacturing and other activities performed at those plants, and we believe our utilization levels are generally high.

During fiscal year 2010, Woodward began construction of a new forty-eight thousand square foot system test facility in Rockford, Illinois. Woodward placed into service the majority of the assets associated with the new system test facility in fiscal year 2012. The facility, which houses numerous environmental system test cells and a vibration lab, will support, among other development projects, aerospace development efforts of next generation fuel systems for aircraft turbines.

In addition, we intend to establish a second campus in the greater-Rockford, Illinois area for our aerospace business, to address the growth expected over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms. We anticipate investing approximately $200,000 over the next ten years in land, buildings and equipment between our two area campuses in Illinois and approximately doubling our workforce in that location by the end of 2021.

We are also considering similar undertakings to support continued growth with regard to our existing Colorado manufacturing facilities and corporate headquarters.

Item 3.	Legal Proceedings

Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, regulatory, legal or contractual disputes, product warranty claims and alleged violations of various environmental laws and regulations. We have accrued for individual matters that we believe are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss.

While the outcome of pending claims, legal proceedings, investigations and regulatory proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market and is traded under the symbol “WWD.” At November 9, 2012, there were approximately 1,200 holders of record.

The following table sets forth the high and low sales prices of our common stock and dividends paid for the periods indicated.

	Fiscal Year Ended September 30,
	2012			2011
			Cash			Cash
	High	Low	Dividends	High	Low	Dividends
First quarter	$42.34	$25.39	$0.07	$39.52	$30.01	$0.06
Second quarter	$46.00	$40.94	$0.08	39.31	30.46	0.07
Third quarter	$43.34	$35.32	$0.08	37.57	30.93	0.07
Fourth quarter	$40.83	$30.16	$0.08	37.20	24.39	0.07

The information required by this item relating to securities authorized for issuance under equity plans is included under the caption “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be held January 23, 2013 and is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative 10-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrial Machinery index. The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2002 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2012. We have used a period of 10 years as we believe that our stock performance should be reviewed over a period that is more reflective of our long-term business cycle.

	Woodward, Inc.	S&P Midcap 400	S&P Industrial Machinery
9/02	100.00	100.00	100.00
9/03	93.79	126.81	126.29
9/04	148.42	149.07	169.58
9/05	189.67	182.10	177.79
9/06	226.88	194.05	198.00
9/07	426.00	230.45	263.14
9/08	484.27	192.01	194.21
9/09	336.90	186.04	191.29
9/10	454.22	219.11	244.82
9/11	387.03	216.31	214.99
9/12	483.71	278.05	313.76

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

(In thousands, except for shares and per share

amounts)

	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
July 1, 2012 through July 31, 2012	—	$—	-	$158,281
August 1, 2012 through August 31, 2012	280,000	36.12	280,000	148,169
September 1, 2012 through September 30, 2012 (2)	60,647	35.27	60,000	146,052

(1)	In July 2010, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013.
(2)	The Woodward Executive Benefit Plan, which is a separate legal entity, aquired 647 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in September 2012. Shares owned by the Woodward Executive Benefit Plan are inlcuded in "Treasury stock held for deferred compensation" in the Consolidated Balance Sheets.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes which appear in “Item 8 – Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands except per share amounts)
Net sales (1)	$1,865,627	$1,711,702	$1,457,030	$1,430,125	$1,258,204
Net Earnings:
Net earnings attributable to Woodward (1)(2)(3)(4)	141,589	132,235	110,844	94,352	121,880
Net earnings attributable to noncontrolling interests	—	—	318	64	675
Earnings per share attributable to Woodward:
Basic earnings per share attributable to Woodward	2.06	1.92	1.62	1.39	1.80
Diluted earnings per share attributable to Woodward	2.01	1.89	1.59	1.37	1.75
Cash dividends per share	0.31	0.27	0.24	0.24	0.24
Income taxes (3)	56,218	55,332	43,713	28,060	60,030
Interest expense	26,003	25,399	29,385	33,629	3,834
Interest income	542	534	509	1,131	2,120
Depreciation expense	35,808	40,400	40,502	37,828	28,620
Amortization expense	32,809	34,993	35,114	26,120	6,830
Capital expenditures	64,900	48,255	28,104	28,947	37,516
Weighted-average shares outstanding:
Basic shares outstanding	68,880	68,797	68,472	67,891	67,564
Diluted shares outstanding	70,307	70,140	69,864	69,103	69,560

	At September 30,
	2012	2011	2010	2009	2008
		(Dollars in thousands)
Working capital	$623,609	$536,936	$456,577	$434,166	$369,211
Total assets	1,859,964	1,781,434	1,663,233	1,696,422	927,017
Long-term debt, less current portion	384,375	406,875	425,250	526,771	33,337
Total debt	392,204	425,249	465,842	572,340	48,928
Total liabilities	851,849	862,337	860,039	984,907	294,601
Stockholders’ equity	1,008,115	919,097	803,194	711,515	632,416
Full-time worker members	6,650	6,199	5,433	5,721	4,476

Notes:

1.	On April 14, 2011, Woodward acquired Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”), and the assets of IDS’ business in China (together, the “IDS Acquisition”). On October 3, 2008, Woodward acquired MPC Products and Techni-Core. On April 3, 2009, Woodward acquired HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business (collectively “HRT”), including its Fuel & Pneumatics (“F&P”) product line. The F&P product line was sold on August 10, 2009.
2.	In March 2009, Woodward recorded restructuring and other charges totaling $15,159 before taxes related to restructuring our businesses to adjust to the current economic environment.
3.	Woodward recognized $6,416 of benefit related to favorable resolutions of prior year tax matters and the completion of certain internal revaluation assessments in the third quarter of fiscal year 2010. In the third quarter of fiscal year 2009, Woodward recognized $4,992 of benefit related to favorable resolutions of prior year tax matters. These special benefits increased net earnings by $0.09 per basic and diluted shares and $0.07 per basic and diluted shares in fiscal years 2010 and 2009, respectively.
4.	Woodward recognized $12,500 of pre-tax charges through cost of goods sold during the third quarter of fiscal year 2009 related to the purchase accounting basis step-up of inventory acquired as part of the HRT acquisition. This was a non-cash charge which decreased earnings, net of tax, by $8,000 or $0.12 per basic and diluted share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The estimates and assumptions described below are those that we consider to be most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. As estimates are updated or actual amounts are known, our critical accounting estimates are revised, and operating results may be affected by the revised estimates. Actual results may differ from these estimates under different assumptions or conditions.

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

Purchase accounting

During the third quarter of fiscal year 2011, we completed the IDS Acquisition for an aggregate purchase price of $47,161. For more information on the IDS Acquisition see Note 4, Business acquisitions, in the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data.”

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

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate. Management projects revenue growth rates, earnings margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment. We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired. There was no impairment or change in useful lives recognized on other intangible assets acquired in fiscal years 2012, 2011 or 2010.

Estimated values for inventory acquired is subject to reliable estimates, as of the acquisition date, of future sales volumes, replacement costs, costs of selling effort, anticipated selling prices, normal profit margins, the percent complete, and costs to complete work-in-process inventory. Estimated values for accounts receivable are subject to reliable estimates of collectability.

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

Inventory market values are determined by giving substantial consideration to the expected product selling price. We estimate expected selling prices based on our historical recovery rates, general economic and market conditions, the expected channel of disposition, and current customer contracts and preferences. Actual results may differ from our estimates due to changes in resale or market value and the mix of these factors. Management monitors inventory for events or circumstances, such as negative margins, recent sales history suggesting lower sales value, or changes in customer preferences, which would indicate the market value of inventory is less than the carrying value of inventory, and management records adjustments as necessary. When inventory is written down below cost, such reduced amount is considered the cost for subsequent accounting purposes. Our recording of inventory at the lower of cost or market value has not historically required material adjustments once initially established.

The carrying value of inventory was $398,229 and $381,555 at September 30, 2012 and September 30, 2011, respectively. If economic conditions, customer product requirements, or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary. We attempt to maintain inventory quantities at levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Postretirement benefits

The Company provides various benefits to certain employees through defined benefit pension plans and other postretirement benefit plans. A September 30 measurement date is utilized to value plan assets and obligations for all Woodward defined benefit pension and other postretirement benefit plans. For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions, including anticipated discount rates, rates of compensation increases, long-term return on defined benefit plan investments, and anticipated healthcare cost increases. Based on these actuarial assumptions, at September 30, 2012, our recorded liabilities included $36,973 for underfunded defined benefit pension plans and $37,550 for unfunded other postretirement benefit plans. Changes in net periodic expense or the amounts of recorded liabilities may occur in the future due to changes in these assumptions.

Estimates of the value of postretirement benefit obligations, and related net periodic benefits expense, are dependent on actuarial assumptions, including future interest rates, compensation rates, healthcare cost trends, and returns on defined benefit plan investments.

Primary actuarial assumptions for our defined benefit pension plans were determined as follows:

•

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the United States, we used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding. In fiscal year 2012, we refined our existing estimation process for determining the discount rates in the United Kingdom and Japan and used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable, AA-rated bonds for each jurisdiction. In fiscal years 2011 and 2010, we used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark in the United Kingdom, and we used Standard & Poors AA-rated corporate bond yields (applicable for bonds over 10 years) as the benchmark in Japan. In Switzerland, we used high quality swap rates plus a credit spread of 0.46% and 0.36%, in fiscal years 2012 and 2011, respectively, as high quality swaps are available in Switzerland at various durations and trade at higher volumes than bonds. Our assumed rates do not differ significantly from any of these benchmarks. These rates are sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and future expense.

•	Compensation increase assumptions are based upon historical experience and anticipated future management actions. An increase in the rate would increase our obligation and expense.

•

In determining the long-term rate of return on plan assets, we assume that the historical long-term compound growth rates of equity and fixed-income securities will predict the future returns of similar investments in the plan portfolio. Investment management and other fees paid out of the plan assets are factored into the determination of asset return assumptions. This rate is impacted by changes in general market conditions, but because it represents a long-term rate, it is not significantly impacted by short-term market volatility. Changes in our allocation of plan assets would also impact this rate. For example, a shift to more fixed-income securities would lower the rate. A decrease in the rate would increase our obligation and expense.

Primary actuarial assumptions for our other postretirement benefit plans were determined as follows:

•

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the United States, we used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding. In fiscal year 2012, we refined our existing estimation process for determining the discount rates in the United Kingdom and used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable, AA-rated bonds. In fiscal years 2011 and 2010, we used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark in the United Kingdom. Our assumed rate did not differ significantly from this benchmark. These rates are sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and future expense.

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

		Increase/(Decrease) In
			2013	Post Retirement
		2013 Net	Projected	Benefit
		Periodic	Service and	Obligation as of
Assumption	Change	Benefit Cost	Interest Costs	Sept. 30, 2012
Defined benefit pension benefits:
Change in discount rate	1% increase	$(1,795)	$(333)	$(27,147)
	1% decrease	2,876	246	33,569

Other postretirement benefits:
Change in discount rate	1% increase	154	193	(3,169)
	1% decrease	(163)	(238)	3,712

It should be noted that economic factors and conditions often affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear due to factors such as the 10% corridor applied to the larger of the postretirement benefit obligation or the fair market value of plan assets when determining amortization of actuarial net gains or losses.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on projected fiscal year 2013 service and interest cost	$165	$(143)
Effect on accumulated postretirement benefit obligation at September 30, 2012	3,759	(3,270)

Reviews for impairment of goodwill

At September 30, 2012, we had $461,374 of goodwill, representing 25% of our total assets. At September 30, 2011, we had $462,282 of goodwill, representing 26% of our total assets. Goodwill is tested for impairment on the reporting unit or aggregated reporting unit level, if aggregation is appropriate based on the relevant U.S. GAAP authoritative guidance, on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or aggregated reporting unit below its carrying amount. For purposes of performing the impairment tests, we identify reporting units in accordance with U.S. GAAP. The identification of reporting units and consideration of aggregation criteria requires management judgment. The impairment tests consist of comparing the fair value of individual or aggregated reporting units, determined using discounted cash flows, with their carrying amount including goodwill. If the carrying amount of the individual or aggregated reporting units exceeds its fair value, we compare the implied fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal years 2012, 2011, or 2010.

Woodward completed its annual goodwill impairment test as of July 31, 2012 during the quarter ended September 30, 2012. At that date, Woodward determined it was appropriate to aggregate reporting units. The fair value of each of Woodward’s aggregated reporting units was determined using a discounted cash flow method. This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and the present value, based on the discount rate and terminal growth rate, of forecasted cash flows. Management projects revenue growth rates, earnings margins and cash flows based on each aggregated reporting unit’s current operational results, expected performance and operational strategies over a five or ten-year period. These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2012 impairment test were discounted using weighted-average cost of capital assumptions ranging from 8.88% to 9.60%. The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five or ten years of 4.05%. These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows. Woodward evaluated the reasonableness of the aggregated reporting units resulting fair values utilizing a market multiple method.

The results of Woodward’s annual goodwill impairment test performed as of July 31, 2012, indicated the estimated fair value of each aggregated reporting unit was significantly in excess of its carrying value, and accordingly, no impairment existed. Increasing the discount rate by 20%, decreasing the growth rate by 20%, or decreasing forecasted cash flow by 20%, would also not have resulted in an impairment charge at July 31, 2012.

As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business in assessing goodwill for possible indications of impairment. There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain aggregated reporting units, the current economic environment, the level of U.S. defense spending, including the sequestration of appropriations in fiscal year 2013 under the Budget Act, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Income taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the current provision for income taxes. The provision for income taxes includes the impact of reserve positions and changes to reserves that are considered appropriate. As of September 30, 2012 and September 30, 2011, unrecognized gross tax benefits for which recognition has been deferred were $18,069 and $16,931, respectively.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. As of September 30, 2012 and September 30, 2011, our valuation allowance was $2,752 and $3,201, respectively.

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

Aerospace Markets

Our aerospace products are primarily used to provide propulsion, actuation and motion control systems in both commercial and military fixed-wing aircraft and rotorcraft, as well as weapons and defense systems.

Commercial and Civil Aircraft – In the commercial aerospace markets, global air traffic continued to improve in fiscal year 2012. Commercial aircraft production has increased as aircraft operators continue to take delivery of more fuel efficient aircraft and retire older, less efficient aircraft. This trend toward more fuel efficient aircraft favors our product offerings because we generally have more content on the newer generation of aircraft that recently entered or are scheduled to go into production over the next several years. We have been awarded content on the Airbus A320neo, Bell 429, Boeing 737 MAX, 787 and 747-8, Bombardier CSeries, Comac 919 and a variety of business jet platforms. We continuously explore opportunities on new engine and aircraft programs that are under consideration or have been recently announced.

Defense – The defense industry is being negatively impacted by the threat of budget cuts and related program delays, as well as the sequestration of appropriations in fiscal year 2013 under the Budget Act. Our involvement with a wide variety of military programs in fixed-wing aircraft, rotorcraft and weapons systems has provided relative stability for our defense market sales. Key programs on which our deliveries have been stable or growing include the F/A-18 E/F, the F-35 (Joint Strike Fighter), and the Black Hawk and Apache helicopter programs. In fiscal year 2011, we were awarded motion control system content for the fueling boom on the KC-46 air tanker program. Sustainment funds continue to be prioritized to platforms that we have content on and accordingly, our military aftermarket has remained steady throughout this cycle. In addition, major upgrades/overhauls are planned for fiscal year 2013.

We continue to explore opportunities on next generation smart weapon systems, including enhanced guided bomb and guided rocket programs, turret controls and remote weapon stations. Weapons programs for which we have significant sales include the JDAM guided tactical weapon system and the M1A1 Abrams tank turret control system.

Energy Markets

Our energy products are used in global power generation, distribution and storage, and to control energy in industrial, mobile and marine applications.

Industrial Turbines and Compressors – In fiscal year 2012, the industrial turbine market continued to recover from the economic downturn that began in fiscal year 2009. In addition to increased production rates by our OEM customers, we gained content on a newer generation of turbines that deliver improved fuel efficiency and lower emissions. We also increased market share by successfully adding customers for our product offerings. We anticipate that long-term power needs in developed and developing regions, as well as backup power for renewable resource generators such as wind turbines, should cause industrial turbine demand to continue to improve. The aftermarket segment of the industry has been favorably impacted by service needs related to turbine installations early in the preceding decade.

As power generation demand continues to improve, turbines are expected to provide a compelling solution due to their inherent low emissions and fast permitting and construction times, along with the abundant availability of reasonably priced natural gas. Further, gas turbines are expected to serve a critical market need in supporting renewable assets in providing fast start and load acceptance during times when renewable sources fluctuate. OEM turbine manufacturers have been increasingly investing in new technologies focused on emissions, part load operation, start times, and fuel flexibility.

In the oil and gas process industry, demand for industrial gas, steam turbines and compressors is expected to grow, primarily due to increased demand for oil and natural gas products. Exploration, production, distribution and processing of oil and gas products utilize both gas and steam turbines, as well as compressors. Increased construction of floating production storage and offloading platforms, and gas-to-liquids facilities is expected to drive demand for aeroderivative, steam turbine and compressor applications.

Reciprocating Engines – The economic recovery we began to see in fiscal year 2010 continued throughout fiscal year 2012, primarily due to increased demand for mobile and other industrial equipment, while demand for power generation engines remained steady and marine engines declined. Demand for small and large natural gas engines, including engines used in alternative fuel vehicles, industrial equipment, and electric power generation, continued to recover throughout fiscal year 2012 and equipment manufacturers increased their production schedules. We believe interest in using non-petroleum (alternative) fuels, particularly in China, Korea, and India, is driving demand for small natural gas engines.

Demand for small and large diesel engines stabilized in fiscal year 2010 and we continued to recover in these markets throughout fiscal year 2012. We believe that broad commodity demand is driving continued investments in engine-powered mining and construction equipment. Demand for diesel engine-powered electric generation equipment was stable in fiscal 2012, while demand for large marine diesel engines declined.

Longer term, government emissions requirements across many regions and engine applications is driving demand for higher-technology control systems, as is customer demand for improved engine efficiencies. Energy policies in some countries encourage the use of natural gas and other alternative fuels over carbon-rich petroleum fuels, thereby increasing demand for our alternative fuel clean engine control technologies.

Renewable Power – The renewable power industry remains challenged as a result of concerns regarding government support, competitive pricing, and capacity and availability in the credit markets for wind and solar projects. We expect the uncertainty regarding government renewable mandates and subsidies will contribute to continued volatility in the renewable energy industry. In the longer term, we anticipate improvement in the market as demand for low emission power sources increases and technology advancements allow renewable energy to be more competitive with conventional energy sources.

Electrical Power Generation and Distribution – The electrical power generation and distribution markets continued to recover in fiscal year 2012 as credit markets and global energy demand improved despite a continued tight global credit market and uncertainty over government stimulus packages.

We are seeing improving demand for our power sensing and control equipment in line with the global recovery in these markets. The global economic recovery, especially in developing economies, is beginning to drive increased global power demand.

RESULTS OF OPERATIONS

Non-U.S. GAAP Financial Measures

EBIT, EBITDA and free cash flow

Earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP. Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements may not fluctuate with operating results. Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures and forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. Management uses free cash flow, which is defined as net cash flows provided by operating activities less payments for property, plant and equipment, in reviewing the financial performance of Woodward’s various business groups and evaluating cash levels. Securities analysts, investors, and others frequently use EBIT, EBITDA and free cash flow in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets that are subject to amortization. The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP. As EBIT and EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded. Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. Our calculations of EBIT, EBITDA and free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

EBIT and EBITDA for the fiscal years ended September 30, 2012, September 30, 2011 and September 30, 2010 were as follows:

	Year Ended September 30,
	2012	2011	2010
Net earnings	$141,589	$132,235	$111,162
Income taxes	56,218	55,332	43,713
Interest expense	26,003	25,399	29,385
Interest income	(542)	(534)	(509)

EBIT	223,268	212,432	183,751
Amortization of intangible assets	32,809	34,993	35,114
Depreciation expense	35,808	40,400	40,502

EBITDA	$291,885	$287,825	$259,367

Free cash flow for the fiscal years ended September 30, 2012, September 30, 2011 and September 30, 2010 was as follows:

	Year Ended September 30,
	2012	2011	2010
Net cash provided by operating activities	$144,113	$114,623	$184,572
Payments for property, plant and equpment	(64,900)	(48,255)	(28,104)

Free cash flow	$79,213	$66,368	$156,468

Special Items

2010 net earnings included the following benefit related to special items:

Year Ended
September 30, 2010
Per Share
Favorable resolutions of prior year tax matters and completion of certain internal revaluation assessments	$6,416	$0.09

RESULTS OF OPERATIONS

Operational Highlights

Net sales for fiscal year 2012 increased 9.0% to $1,865,627 from $1,711,702 for fiscal year 2011.

EBIT increased $10,836, or 5.1%, to $223,268 in fiscal year 2012 compared to $212,432 for fiscal year 2011.

Net earnings attributable to Woodward increased by 7.1% for fiscal year 2012 to $141,589, or $2.01 per diluted share, from $132,235, or $1.89 per diluted share, in fiscal year 2011.

Liquidity Highlights

Net cash provided by operating activities for fiscal year 2012 was $144,113 compared to $114,623 for fiscal year 2011. The increase was primarily attributable to changes in inventory, which utilized $18,702 of cash in fiscal year 2012 compared to $76,643 of cash in fiscal year 2011, partially offset by a decrease in accrued variable compensation in fiscal year 2012 and an increase in accounts receivable due to higher sales.

Free cash flow for fiscal year 2012 was $79,213 compared to $66,368 for fiscal year 2011.

EBITDA increased by $4,060 to $291,885 for fiscal year 2012 from $287,825 for fiscal year 2011.

On January 4, 2012, we amended and restated our revolving credit facility, which had an expiration date of October 2012, by entering into a Third Amended and Restated Credit Agreement (the “Amended Revolver”) with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The Amended Revolver extended the prior revolving credit facility’s maturity to January 2017. The borrowing capacity increased from $225,000 to $400,000 and the option, subject to the lenders’ participation, to expand the commitment increased from $125,000 to $200,000, for a total borrowing capacity of up to $600,000.

At September 30, 2012, we held $61,829 in cash and cash equivalents, and had total outstanding debt of $392,204. At September 30, 2012, under our $400,000 Amended Revolver, we had additional borrowing availability of $394,080, net of outstanding letters of credit, and had additional borrowing availability of $20,587 under various foreign credit facilities.

The following table sets forth selected consolidated statement of earnings data as a percentage of net sales for each period indicated:

	Year Ended September 30,
	2012		2011		2010
		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$1,865,627	100.0%	$1,711,702	100.0%	$1,457,030	100.0%
Cost of goods sold	1,303,344	69.9	1,198,153	70.0	1,021,516	70.1
Selling, general, and administrative expenses	164,512	8.8	148,903	8.7	135,880	9.3
Research and development costs	143,274	7.7	115,633	6.8	82,560	5.7
Amortization of intangible assets	32,809	1.8	34,993	2.0	35,114	2.4
Interest expense	26,003	1.4	25,399	1.5	29,385	2.0
Interest income	(542)	(0.0)	(534)	(0.0)	(509)	(0.0)
Other (income) expense, net	(1,580)	(0.1)	1,588	0.1	(1,791)	(0.1)

Consolidated costs and expenses	1,667,820	89.4	1,524,135	89.0	1,302,155	89.4

Earnings before income taxes	197,807	10.6	187,567	11.0	154,875	10.6
Income tax expense	56,218	3.0	55,332	3.2	43,713	3.0

Net earnings	141,589	7.6	132,235	7.7	111,162	7.6
Net earnings attributable to noncontrolling interest, net	—	—	—	—	(318)	(0.0)

Net earnings attributable to Woodward	$141,589	7.6%	$132,235	7.7%	$110,844	7.6%

2012 RESULTS OF OPERATIONS

2012 Sales Compared to 2011

Consolidated net sales increased 9.0% from $1,711,702 in fiscal year 2011 to $1,865,627 in fiscal year 2012.

Details of the changes in consolidated net sales are as follows:

Consolidated net sales at September 30, 2011	$1,711,702
Aerospace segment volume	33,678
Energy segment volume	119,979
Price and sales mix	21,078
Effects of changes in foreign currency rates	(20,810)

Consolidated net sales at September 30, 2012	$1,865,627

The increase in net sales in fiscal year 2012 was primarily attributable to sales volume increases in our Energy segment. Inverters for wind turbines, control systems for small and large natural gas engines, and industrial gas turbines were leading contributors to increased sales in our Energy segment. Increased sales within our Aerospace segment in fiscal year 2012 were primarily attributable to strong military and commercial aftermarket and commercial OEM sales, along with increased sales in military OEM.

Price changes: Increases in selling prices were driven primarily by price increases related to both OEM and aftermarket sales within our Aerospace segment. Selling prices in the Energy segment were relatively unchanged from the prior year, consistent with prevailing market conditions.

Foreign currency exchange rates: During the fiscal year ended September 30, 2012, our net sales were negatively impacted by $20,810 due to changes in foreign currency exchange rates, compared to the same period of fiscal year 2011.

Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), European Monetary Units (the “Euro”), Great Britain pounds (“GBP”), Japanese yen (“JPY”) and Chinese yuan (“CNY”). As the USD, Euro, GBP, JPY and CNY fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions. If the CNY, which the Chinese government has not historically allowed to fluctuate significantly against USD, is allowed to fluctuate against USD in the future, we would be exposed to gains or losses on sales transactions denominated in CNY.

2012 Costs and Expenses Compared to 2011

Variable compensation expense, which is tied to relative financial and operating performance, can vary significantly from fiscal year-to-year. During fiscal year 2012, variable compensation expense decreased $7,776 as compared to fiscal year 2011 and has impacted cost of goods sold, selling, general and administrative, and research and development expenses.

Cost of goods sold increased by $105,191 to $1,303,344, or 69.9% of net sales, for fiscal year 2012 from $1,198,153, or 70.0% of net sales, for fiscal year 2011. Gross margin (as measured by net sales less cost of goods sold, divided by net sales) of 30.1% for fiscal year 2012 was consistent with the same period of the prior fiscal year’s gross margin of 30.0%

Selling, general, and administrative expenses increased by $15,609, or 10.5%, to $164,512 for fiscal year 2012 as compared to $148,903 for fiscal year 2011 primarily as a result of increases in costs to support our current operations and anticipated sales growth. In addition, bad debt expense increased by approximately $3,200 in fiscal year 2012 in response to the bankruptcies of several airlines and the issues of some of our renewable power customers. Selling, general and administrative expenses as a percentage of net sales was 8.8% for fiscal year 2012, consistent with 8.7% for fiscal year 2011. Included in selling, general and administrative expense for fiscal year 2011 was approximately $2,396, related to the acquisition of IDS.

Research and development costs increased by $27,641, or 23.9%, to $143,274 for fiscal year 2012 as compared to $115,633 for the same period of fiscal year 2011. Research and development costs increased as a percentage of net sales to 7.7% for fiscal year 2012 as compared to 6.8% for fiscal year 2011. The increase in research and development costs is due to increased investment within our Aerospace segment in product development as a result of our being awarded a substantial number of significant new system programs.

Amortization of intangible assets decreased to $32,809 for fiscal year 2012 compared to $34,993 for fiscal year 2011. As a percentage of net sales, amortization of intangible assets decreased to 1.8% for fiscal year 2012 as compared to 2.0% for the prior year.

Interest expense increased slightly to $26,003, or 1.4% of net sales, for fiscal year 2012 compared to $25,399, or 1.5% of net sales, for the prior fiscal year.

Income taxes were provided at an effective rate on earnings before income taxes of 28.4% for fiscal year 2012 compared to 29.5% for fiscal year 2011. The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

Effective tax rate at September 30, 2011	29.5%
Retroactive extension of research credit recorded in fiscal 2011	2.1
Research credit in fiscal 2012 as compared to fiscal 2011	1.9
Adjustment of prior period tax issues recorded in the period ending September 30, 2012	(1.5)
Adjustment of prior period tax issues recorded in the period ending September 30, 2011	0.3
Foreign tax rate differences, including repatriation reserve change	(3.0)
State income taxes, net of federal benefit	(0.7)
Other changes, net	(0.2)

Effective tax rate at September 30, 2012	28.4%

During the second quarter of fiscal year 2012, we re-evaluated our strategic alternatives in various international markets and determined that a portion of the undistributed earnings of certain of our foreign subsidiaries that were previously expected to be repatriated into the United States within the foreseeable future will remain indefinitely invested outside the United States. We accordingly reversed the deferred tax liability associated with repatriating those earnings, resulting in a tax benefit of $3,326 for fiscal year 2012. This item is included in the “Foreign tax rate differences, including repatriation reserve change” line in the rate reconciliation above.

On December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, fiscal year 2011 included the effect of recognizing a tax benefit of $3,088 related to the retroactive impact to the prior year. The credit expired again on December 31, 2011 and has not been renewed.

In determining the tax amounts in our financial statements, estimates are sometimes used that are subsequently adjusted in the actual filing of tax returns or by updated calculations. Such adjustments resulted in a net tax benefit of $2,813 and $497 in fiscal years 2012 and 2011, respectively. In addition, we occasionally have resolutions of tax issues with tax authorities related to prior years due to the conclusion of audits and the lapse of applicable statutes of limitations. Such resolutions and statute lapses resulted in a net tax benefit of $1,130 and $2,063 in fiscal years 2012 and 2011, respectively.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Consolidated Balance Sheet was $18,069 at September 30, 2012 and $16,931 at September 30, 2011. At September 30, 2012, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $15,061. At this time, we estimate it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,190 in the next twelve months due primarily to the expiration of certain statutes of limitations. We accrue for potential interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of $1,701 as of September 30, 2012 and $1,989 as of September 30, 2011.

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

SEGMENT RESULTS

The following table presents sales by segment:

	Year Ended September 30,
	2012		2011		2010
External net sales:
Aerospace	$896,083	48%	$843,032	49%	$769,379	53%
Energy	969,544	52	868,670	51	687,651	47

Consolidated net sales	$1,865,627	100%	$1,711,702	100%	$1,457,030	100%

The following table presents earnings by segment:

	Year Ended September 30,
	2012	2011	2010
Aerospace	$130,192	$129,502	$112,171
Energy	126,441	113,872	94,014
Total segment earnings	256,633	243,374	206,185
Nonsegment expenses	(33,365)	(30,942)	(22,434)
Interest expense, net	(25,461)	(24,865)	(28,876)
Consolidated earnings before income taxes	197,807	187,567	154,875
Income tax expense	56,218	55,332	43,713
Consolidated net earnings	$141,589	$132,235	$111,162

The following table presents earnings by segment as a percent of segment net sales:

	Year Ended September 30,
	2012	2011	2010
Aerospace	14.5%	15.4%	14.6%
Energy	13.0	13.1	13.7

2012 Segment Results Compared to 2011

Aerospace

Aerospace segment net sales increased $53,051, or 6.3%, to $896,083 for fiscal year 2012 from $843,032 for fiscal year 2011. Increased sales during fiscal year 2012 were primarily attributable to strong aftermarket and commercial OEM sales.

Sales for the aerospace aftermarket continued to benefit from increased passenger air traffic and the roll out of new aircraft platforms on which our Aerospace products are used. Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have increased based on improved airline demand and new product introduction. In addition, the increase in sales continues to reflect recovering demand for business jets. Military OEM sales for fiscal year 2012 increased on the strength of rotocraft and fixed-wing sales, when compared to the prior fiscal year.

Aerospace segment earnings increased $690, or 0.5%, for fiscal year 2012 compared to fiscal year 2011 due to the following:

Earnings at September 30, 2011	$129,502
Sales volume	16,678
Selling price and mix	18,698
Research and development expense	(30,277)
Manufacturing costs associated with sales growth and manufacturing productivity	(7,969)
Increase in allowance for losses in accounts receivable	(2,114)
Variable compensation	4,689
Other, net	985

Earnings at September 30, 2012	$130,192

Segment earnings as a percentage of sales decreased to 14.5% in fiscal year 2012 compared to 15.4% for fiscal year 2011. Aerospace segment earnings in fiscal year 2012 were essentially flat when compared to fiscal year 2011 primarily due to increased sales volume, favorable price and sales mix, and reduced variable compensation expense, mostly offset by our increased investment in product development and improved production processes related to our being awarded a substantial number of significant new system programs. Many of the new system programs have expanded more than anticipated in both content and complexity, requiring increased investments in new product development and production process improvements, including programs to streamline production cell layouts and reduce waste in the manufacturing process. In addition, we increased our allowance for losses in accounts receivable in response to the bankruptcies of several airlines.

Energy

Energy segment net sales increased $100,874, or 11.6% to $969,544 for fiscal year 2012 from $868,670 for fiscal year 2011.

Net sales for fiscal year 2012 increased in nearly all of our energy markets. Wind turbine power converter sales increased primarily due to some accelerated ordering by our customers in an effort to take advantage of expiring government incentives and to comply with various renewable energy programs. Wind turbine power converter sales also increased due to market share gains. Net sales also increased in our industrial gas turbine markets and engine markets in which natural gas and other alternative fuels are used, including electric power generation and heavy-duty transportation applications.

Energy segment earnings increased by $12,569, or 11.0%, for fiscal year 2012 as compared to fiscal year 2011 due to the following:

Earnings at September 30, 2011 .....	$113,872
Sales volume	34,395
Selling price and mix	(11,033)
Research and development expense	27
Costs associated with sales growth and manufacturing productivity	(5,771)
Warranty costs	(2,042)
Increase in allowance for losses in accounts receivable	(2,025)
Variable compensation	3,044
Effects of changes in foreign currency rates	34
Other, net	(4,060)

Earnings at September 30, 2012	$126,441

The increase in the Energy segment earnings for fiscal year 2012 as compared to fiscal year 2011 was driven primarily by increased sales volume and decreased variable compensation, partially offset by unfavorable product mix and the impact of pricing pressures, increased costs to support sales growth and manufacturing productivity, increases in allowance for losses in accounts receivable, and increased warranty costs. The increases in costs to support sales growth and manufacturing productivity are in response to the Energy segment’s focus on capturing and maintaining increased market share, particularly in the developing natural gas markets. The increase in allowance for losses in accounts receivable reflects the issues of some of our renewable power customers regarding decreases in available government subsidies and the limited availability of financing in the credit markets to support renewable energy projects.

Non segment expenses

Non segment expenses for fiscal year 2012 increased to $33,365, or 1.8% of net sales, compared to $30,942, or 1.8% of net sales, for fiscal year 2011.

2011 RESULTS OF OPERATIONS

2011 Sales Compared to 2010

Consolidated net sales increased 17.5% from $1,457,030 in fiscal year 2010 to $1,711,702 in fiscal year 2011, primarily due to volume increases in nearly all of the markets we serve.

Details of the changes in consolidated net sales are as follows:

Consolidated net external sales at September 30, 2010	$1,457,030
Aerospace segment volume	70,869
Aerospace segment customer funded development	(9,990)
Energy segment volume	165,242
Price and sales mix	10,553
Effects of changes in foreign currency rates	17,998

Consolidated net external sales at September 30, 2011	$1,711,702

The increase in net sales in fiscal year 2011 was attributable to sales volume increases across both of our segments. Customer funded development decreased slightly in the Aerospace segment. Net sales for fiscal year 2011 were also impacted by favorable price changes and foreign currency exchange rates.

Sales for fiscal year 2011 continued the growth trend we began to experience in the second half of fiscal year 2010. In addition, the global supply chain began to recover some from capacity constraints introduced as the global economy struggled in the past several years.

Price changes: The impact of increases in selling prices across several products were partially offset by decreases in selling prices for some wind related products. Selling price changes are in response to prevailing market conditions.

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

2011 Costs and Expenses Compared to 2010

Variable compensation expense, which is tied to relative financial and operating performance, can vary significantly from fiscal year-to-year. During fiscal year 2011, variable compensation expense increased $25,962 as compared to fiscal year 2010 and impacted cost of goods sold, selling general and administrative, and research and development expenses.

Cost of goods sold increased by $176,637 to $1,198,153, or 70.0% of net sales, for fiscal year 2011 from $1,021,516, or 70.1% of net sales, for fiscal year 2010. Correspondingly, gross margins (as measured by net sales less cost of goods sold, divided by net sales) remained relatively flat at 30.0% for fiscal year 2011 as compared to 29.9% for the same period of the prior fiscal year.

Selling, general and administrative expenses increased by $13,023, or 9.6%, to $148,903 for fiscal year 2011 as compared to $135,880 for fiscal year 2010 primarily as a result of increased variable compensation. Selling, general and administrative expenses decreased as a percentage of net sales to 8.7% for fiscal year 2011 as compared to 9.3% for fiscal year 2010. Included in selling, general and administrative expense for fiscal year 2011 is approximately $2,396 related to the acquisition of IDS.

Research and development costs increased by $33,073, or 40.1%, to $115,633 for fiscal year 2011 as compared to $82,560 for the same period of fiscal year 2010. Research and development costs increased as a percentage of net sales to 6.8% for fiscal year 2011 as compared to 5.7% for fiscal year 2010. The increase in research and development costs was primarily due to our investment in new product platforms that were awarded and the development of next generation technology. Research and development costs in fiscal year 2011 were also impacted by increased variable compensation.

Amortization of intangible assets decreased slightly to $34,993 for fiscal year 2011 compared to $35,114 for fiscal year 2010. As a percentage of net sales, amortization of intangible assets decreased to 2.0% for fiscal year 2011 as compared to 2.4% for the prior year.

Interest expense decreased to $25,399 for fiscal year 2011 compared to $29,385 for the prior fiscal year. Interest expense as a percent of sales was 1.5% for the fiscal year ended September 30, 2011, as compared to 2.0% for the fiscal year ended 2010. The decrease in interest expense is due to related debt reductions.

Income taxes were provided at an effective rate on earnings before income taxes of 29.5% in fiscal year 2011 compared to 28.2% in fiscal year 2010. The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

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

During the year ended September 30, 2010, the Internal Revenue Service concluded an examination of our U.S. Federal income tax returns for fiscal years 2007 and 2008. During the year ended September 30, 2010, we completed certain internal revaluation assessments and certain statues of limitations expired. As a result, we reduced our liability for unrecognized tax benefits by a net favorable amount of $6,416 for the period ended June 30, 2010.

On December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, fiscal year 2011 included the effect of recognizing a tax benefit of $3,088 related to recognition of the retroactive impact of the prior year.

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

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Fiscal years remaining open to examination in significant foreign jurisdictions include 2003 and forward. Woodward has been subject to U.S. Federal income tax examinations for fiscal years through 2008. Woodward is subject to U.S. state income tax examinations for fiscal year 2007 and forward.

2011 Segment Results Compared to 2010

Aerospace

Aerospace segment net sales increased $73,653, or 9.5%, to $843,032 for fiscal year 2011 from $769,379 for fiscal year 2010. Sales during fiscal year 2011 were higher in nearly all markets we served. Sales for the aerospace aftermarket continued to benefit from increased passenger and cargo air traffic, and the introduction of new aircraft platforms on which Aerospace products are used.

We believe the fleet dynamics of commercial aircraft platforms on which we have content, such as the Airbus A320, the Boeing 777, the Embraer and the Bombardier 70- to 90-seat regional jets, allowed our aftermarket business to be somewhat less negatively impacted by the effects of the recent economic down-cycle than some of our competitors and supported sales growth as a result of a rebound in air traffic. Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft increased based on improved airline demand and new product introduction. The increase in sales continued to reflect recovering demand for business and regional jets and rotorcraft, partially offset by a slight decline in military sales and reduced levels of customer funded development revenue.

Aerospace segment earnings increased $17,331, or 15.5%, for fiscal year 2011 as compared to fiscal year 2010 due to the following:

Earnings at September 30, 2010	$112,171
Sales volume	26,485
Selling price and mix	17,542
Customer funded development	(9,990)
Research and development expense	(5,328)
Variable compensation	(12,307)
Worker’s compensation	(2,983)
Effects of changes in foreign currency rates	336
Other, net	3,576

Earnings at September 30, 2011	$129,502

The increase in Aerospace segment earnings in fiscal year 2011 compared to fiscal year 2010 was primarily the result of sales volume increases, a more favorable price and sales mix due to increased levels of aftermarket sales, partially offset by increased variable compensation and costs associated with new product development, including a reduction in customer funded development. The sales mix during fiscal year 2011 continued to include a higher proportion of aftermarket sales than in fiscal year 2010 as a result of increased air traffic. Earnings as a percentage of sales increased to 15.4% in fiscal year 2011 compared to 14.6% for fiscal year 2010.

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

In addition, we continued to see growth in our industrial steam turbine market, as well as increased deliveries of wind turbine power converters. Although wind turbine converter sales increased in fiscal year 2011 as compared to fiscal year 2010, wind converter demand continued to be impacted by tight lender requirements for project financing and uncertainty regarding government stimulus programs due to a lack of clear policy direction in the United States and elsewhere.

Energy segment earnings increased by $19,858, or 21.1%, for fiscal year 2011 as compared to fiscal year 2010 due to the following:

Earnings at September 30, 2010	$94,014
Sales volume	60,412
Selling price and mix	(7,089)
Research and development expense	(13,906)
Variable compensation	(11,415)
Increase in global expansion efforts	(3,625)
Increased costs to support sales growth	(3,222)
Freight and duty costs	(1,512)
Effects of changes in foreign currency rates	3,923
Other, net	(3,708)

Earnings at September 30, 2011	$113,872

The increase in the Energy segment earnings for fiscal year 2011 as compared to the prior fiscal year was driven primarily by increased volume, offset partially by increases in research and development, variable compensation and unfavorable selling price and product mix.

Non segment expenses

Non segment expenses for fiscal year 2011 increased to $30,942, or 1.8% of net sales, compared to $22,434, or 1.5% of net sales, for fiscal year 2010. The increase in non segment expenses for fiscal year 2011 is primarily due to increased variable compensation and costs associated with the acquisition of IDS.

LIQUIDITY AND CAPITAL RESOURCES

We believe liquidity and cash generation are important to our strategy of self-funding our ongoing operating needs. Historically, we have been able to satisfy our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities. We expect that cash generated from our operating activities, together with borrowings under our Amended Revolver, will be sufficient to fund our continuing operating needs.

As of September 30, 2012, we do not believe that any potential European sovereign debt defaults would have a material adverse affect on our liquidity. We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other government support. We will continue to monitor our exposure to risks relating to European sovereign debt.

Our aggregate cash and cash equivalents were $61,829 and $74,539, and our working capital was $623,609 and $536,936 at September 30, 2012 and September 30, 2011, respectively. Of the $61,829 of cash and cash equivalents held at September 30, 2012, $39,120 is held by our foreign subsidiaries. We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States, they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these funds were to be repatriated.

Our Amended Revolver, which we entered into on January 4, 2012, extends the maturity date of our revolving credit facility to January 2017 and provides borrowing capacity of up to $400,000 with the option to increase total borrowing capacity to up to $600,000, subject to lenders’ participation. In the event we are unable to generate sufficient cash flows from operating activities, we can borrow against our Amended Revolver as long as we are in compliance with all of our debt covenants. Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs as well as strategic uses, including repurchases of our stock, payments of dividends, and acquisitions. In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions. These foreign credit facilities are generally reviewed annually for renewal. We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.

At September 30, 2012, we had no borrowings outstanding from our $400,000 Amended Revolver and we had $329 of borrowings outstanding from our foreign credit facilities. Short-term borrowing activity during the fiscal year ended September 30, 2012 were as follows:

Maximum daily balance during the period ..	$61,576
Average daily balance during the period	$31,874
Weighted average interest rate on average daily balance	1.69%

At September 30, 2012, we had total outstanding debt of $392,204 with additional borrowing availability of $394,080 under our $400,000 Amended Revolver, net of outstanding letters of credit, and additional borrowing availability of $20,587 under various foreign credit facilities. Our Series B notes mature in October 2013 and require a balloon payment of $100,000.

On October 31, 2012, a Chinese subsidiary of Woodward increased its local credit facility with Hong Kong and Shanghai Banking Company by $17,700 to total availability of $22,700, or the local currency equivalent of $22,700. Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward. The Chinese subsidiary may utilize the local facility for cash borrowings to support its local cash operating needs.

We believe we were in compliance with all our debt covenants at September 30, 2012.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

We intend to establish a second campus in the greater-Rockford, Illinois area for our Aircraft Turbine Systems business within our Aerospace reporting segment, to address the growth expected over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms. We anticipate investing approximately $200,000 over the next ten years in land, buildings and equipment between our two Rockford area campuses in Illinois and approximately doubling our workforce in that location by the end of 2021. We expect to fund the cost of these Illinois capacity expansions through our cash generated from operations, with potential use of our Amended Revolver as well. In addition, to assist with the funding of this project we expect to receive certain corporate income tax credits that are tied to our employment levels and our Illinois income tax liabilities over approximately the next 20 years, plus certain grants and incentives from Illinois state and local governments.

We are also considering similar undertakings to support continued growth with regard to our existing Colorado manufacturing facilities and corporate headquarters.

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

Our ability to service our long-term debt, to remain in compliance with the various restrictions and covenants contained in our debt agreements, and to fund working capital, capital expenditures and product development efforts will depend on our ability to generate cash from operating activities, which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control.

Cash Flows

	Year Ended September 30,
	2012	2011	2010
Net cash provided by operating activities	$144,113	$114,623	$184,572
Net cash used in investing activities	(64,617)	(87,140)	(52,132)
Net cash used in financing activities	(90,461)	(55,979)	(128,985)
Effect of exchange rate changes on cash and cash equivalents	(1,745)	(2,544)	1,261

Net change in cash and cash equivalents	(12,710)	(31,040)	4,716
Cash and cash equivalents at beginning of period	74,539	105,579	100,863

Cash and cash equivalents at end of period	$61,829	$74,539	$105,579

2012 Cash Flows Compared to 2011

Net cash flows provided by operating activities for fiscal year 2012 was $144,113 compared to $114,623 in fiscal year 2011. The increase of $29,490 is primarily attributable to changes in inventory, which utilized $18,702 of cash in fiscal year 2012 compared to $76,643 of cash utilized in fiscal year 2011, partially offset by a decrease in accrued variable compensation in fiscal year 2012 and an increase in accounts receivable due to higher sales.

Net cash flows used in investing activities for fiscal year 2012 was $64,617 compared to $87,140 in fiscal year 2011. The decrease of $22,523 compared to the same period of the last fiscal year is due primarily to the IDS Acquisition completed in the third quarter of fiscal 2011 utilizing net cash of $38,944. Cash paid for capital expenditures was $64,900 during fiscal year 2012, compared to $48,255 for fiscal year 2011. Cash from operations funded capital expenditures in both fiscal years.

Net cash flows used in financing activities for fiscal year 2012 was $90,461 compared to $55,979 in net cash flows used for fiscal year 2011. We utilized $44,110 to repurchase 1,132 shares of our common stock in fiscal year 2012, compared to $6,837 to repurchase 208 shares of our common stock in fiscal year 2011. In addition, during fiscal year 2012, we had net debt repayments of $33,091 compared to net debt repayments of $36,601 in the prior fiscal year. The average daily balance of borrowings in fiscal year 2012 was $31,874, which was consistent with the prior year’s average daily balance of $32,762.

2011 Cash Flows Compared to 2010

Net cash flows provided by operating activities decreased by $69,949 compared to the fiscal year ended September 30, 2010. The decrease in operating cash flows during fiscal year 2011 was attributable to the utilization of working capital primarily associated with increased investment in inventory levels and accounts receivable. The increase in inventory was due to anticipated deliveries scheduled for coming quarters as well as the effect of carrying higher levels of certain parts and raw materials as a result of some sourcing inefficiencies. Sourcing inefficiencies resulted from long lead times, long shipping requirements of product between manufacturing locations, and volatility in the demand of our customers. While our responses to these conditions led to an increase in inventory, we have not experienced continued sourcing inefficiencies and these sourcing inefficiencies have not had a continuing material adverse impact on our inventory levels.

Net cash flows used in investing activities increased by $35,008 compared to the fiscal year ended September 30, 2010. The increase was due primarily to the IDS Acquisition completed in the third quarter of fiscal 2011 utilizing net cash of $38,944. Cash paid for capital expenditures was $48,255 during fiscal year 2011, compared to $28,104 for fiscal year 2010. The increase in fiscal year 2011 investment in capital equipment reflected an increase of $15,254 related to the construction of a new aircraft turbine test facility in Rockford, IL. Cash flows used in investing activities for fiscal year 2010 included a $25,000 settlement with the DOJ associated with a liability assumed in the acquisition of MPC. The purchase price we paid in connection with the acquisition of MPC was reduced by a corresponding amount and the payment was recognized as cash used for business acquisition.

Net cash flows used in financing activities decreased by $73,006 compared to the fiscal year ended September 30, 2010. During fiscal year 2011, we had net reduction in short-term borrowings of $18,171, repaid $18,430 in scheduled long-term debt reductions, and paid stockholder dividends of $18,581. In addition, during this same period, we utilized $6,837 to repurchase 208 shares of our common stock in the open market.

During fiscal year 2010, we repaid $128,420 of outstanding long-term debt, including unscheduled prepayments of $98,000, paid stockholders dividends of $17,085, and purchased the remaining 26% non-controlling interest in Woodward India Private Limited, a Woodward consolidated subsidiary (“Woodward India”) for $8,120. As a result of this transaction, Woodward owns 100% of Woodward India. In addition, during the fiscal year 2010, we utilized $4,513 to repurchase 163 shares of our common stock in the open market.

Off-Balance Sheet Arrangements and Contractual Obligations

Contractual Obligations

A summary of our consolidated contractual obligations and commitments as of September 30, 2012 is as follows:

	Year Ending September 30,
	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Long-term debt principal	$7,500	$134,375	$—	$107,000	$—	$143,000
Interest on debt obligations	23,559	17,346	17,345	12,196	9,933	11,734
Operating leases	7,578	6,014	4,278	3,219	2,805	5,730
Purchase obligations	153,599	4,754	96	—	—	—
Other	30	30	30	—	—	18,069

Total	$192,266	$162,519	$21,749	$122,415	$12,738	$178,533

Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery, and termination liability.

Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect as of September 30, 2012. See Note 13, Long-term debt, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further details on our long-term debt.

The $18,069 included in other obligations in the “Thereafter” column represents our best reasonable estimate for uncertain tax positions at this time and may change in future periods, as the timing of the payments and whether such payments will actually be required cannot be reasonably estimated.

The above table does not reflect the following items:

•

Contributions to our retirement pension benefit plans, which we estimate will total approximately $9,430 in 2013. As of September 30, 2012 our pension plans were underfunded by $36,973 based on projected benefit obligations. Statutory pension contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates.

•

Contributions to our other postretirement benefit plans, which we estimate will total $4,943 in 2013. Other postretirement contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of postretirement healthcare benefits provided for covered retirees. As of September 30, 2012, our other postretirement benefit plans were underfunded by $37,550 based on projected benefit obligations.

•

Business commitments made to certain customers to perform under long-term product development projects, some of which may result in near-term financial losses. Such losses, if any, are recognized when they become likely to occur.

Guarantees and letters of credit totaling approximately $6,390 were outstanding as of September 30, 2012, some of which were secured by parent guarantees from Woodward or by Woodward line of credit facilities.

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

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in our Note 2, New accounting standards, to the Consolidated Financial Statements in, “Item 8 – Financial Statements and Supplementary Data.”

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

A portion of our long and short-term debt is sensitive to changes in interest rates. Our term loan of $41,875 at September 30, 2012 and advances on our Amended Revolver, of which there were none at September 30, 2012, include interest rates that fluctuate with market rates. A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate loan outstanding on September 30, 2012 and the average borrowings on our Amended Revolver in fiscal year 2012 would cause our annual interest expense to increase approximately $710. A hypothetical 0.32% decrease in interest rates that apply to our variable loan outstanding on September 30, 2012 and the average borrowings on our Amended Revolver, which would effectively reduce the variable component of the applicable interest rates to 0%, would decrease our annual interest expense by approximately $230.

The discount rate and future return on plan asset assumptions used to calculate the funding status of our retirement benefit plans are also sensitive to changes in interest rates. The discount rate assumption used to value the defined benefit pension plans as of September 30, 2012 was 4.10% in the United States, 4.60% in the United Kingdom, 1.50% in Japan and 1.75% in Switzerland. The discount rate assumption used to value the other postretirement benefit plans was 4.11%.

The following information illustrates the sensitivity of the net periodic benefit cost and the projected accumulated benefit obligation to a change in the discount rate assumed. Amounts relating to foreign plans are translated at the spot rate on September 30, 2012. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in assumptions are not necessarily linear due to factors such as the 10% corridor applied to the larger of the postretirement benefit obligation or the fair market value of plan assets when determining amortization of actuarial net gains or losses.

		Increase/(Decrease) In
			2013	Post Retirement
		2013 Net	Projected	Benefit
		Periodic	Service and	Obligation as of
Assumption	Change	Benefit Cost	Interest Costs	Sept. 30, 2012
Defined benefit pension benefits:
Change in discount rate	1% increase	$(1,795)	$(333)	$(27,147)
	1% decrease	2,876	246	33,569
Other postretirement benefits:
Change in discount rate	1% increase	154	193	(3,169)
	1% decrease	(163)	(238)	3,712

Foreign Currency Exchange Rate Risk

We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies and our purchasing and sales activities primarily include USD, Euro, CNY, JPY and GBP. We may also be impacted by changes in the relative buying power of our customers, which may impact sales volumes either positively or negatively. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor. Foreign currency exchange rate risk is reduced through the maintenance of local production facilities in the markets we serve, which we believe creates a natural hedge to our foreign currency exchange rate exposure. For the year ended September 30, 2012, the percentages of our net sales denominated in a currency other than the USD were as follows:

Percentage of
Net Sales
For the Year Ended
September 30, 2012
Functional currency:
Euro	17.4%
CNY	5.8%
JPY	3.9%
GBP	1.8%
All other foreign currencies	2.4%

31.3%

Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens. Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.

From time to time, we will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We minimize this market risk by establishing and monitoring parameters that limit the types of, and degree to which we enter into, derivative instruments. We enter into derivative instruments for risk management purposes only. We do not enter into or issue derivatives for trading or speculative purposes. As of September 30, 2012 and 2011, we had no open foreign currency exchange rate contracts and all previous derivative instruments were settled or terminated. For more information on derivative instruments, see Note 6, Derivative instruments and hedging activities, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Our reported financial results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency exchange rates. The assets and liabilities of substantially all of our subsidiaries outside the United States are translated at period end rates of exchange for each reporting period. Earnings and cash flow statements are translated at weighted-average rates of exchange. Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, debt covenants, and the overall value of our net assets. In addition, we also have assets and liabilities, specifically accounts receivable, accounts payable and current inter-company receivables and payables, whose carrying amounts approximate their fair value, which are denominated in currencies other than their relevant functional currencies. Foreign currency exchange rate risk is reduced through several means, including the invoicing of customers in the same currency as the source of the products, the prompt settlement of inter-company balances utilizing a global netting system, and limited use of foreign currency denominated debt. We recognized net foreign currency losses of $480 in fiscal year 2012, and gains of $575 in fiscal year 2011 and $425 in fiscal year 2010 in “Selling, general, and administrative expenses” of our Consolidated Statements of Earnings related to these assets and liabilities.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Woodward, Inc.

Fort Collins, Colorado

We have audited the accompanying consolidated balance sheets of Woodward, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Woodward, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 15, 2012

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended September 30,
	2012	2011	2010
Net sales	$1,865,627	$1,711,702	$1,457,030
Costs and expenses:
Cost of goods sold	1,303,344	1,198,153	1,021,516
Selling, general and administrative expenses	164,512	148,903	135,880
Research and development costs	143,274	115,633	82,560
Amortization of intangible assets	32,809	34,993	35,114
Interest expense	26,003	25,399	29,385
Interest income	(542)	(534)	(509)
Other (income) expense, net (Note 16)	(1,580)	1,588	(1,791)

Total costs and expenses	1,667,820	1,524,135	1,302,155

Earnings before income taxes	197,807	187,567	154,875
Income tax expense	56,218	55,332	43,713

Net earnings	141,589	132,235	111,162
Earnings attributable to noncontrolling interests, net of taxes	—	—	(318)

Net earnings attributable to Woodward	$141,589	$132,235	$110,844

Earnings per share (Note 3):
Basic earnings per share attributable to Woodward	$2.06	$1.92	$1.62
Diluted earnings per share attributable to Woodward	$2.01	$1.89	$1.59

Weighted Average Common Shares Outstanding (Note 3):
Basic	68,880	68,797	68,472
Diluted	70,307	70,140	69,864
Cash dividends per share paid to Woodward common stockholders	$0.31	$0.27	$0.24

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(in thousands, except per share amounts)

	Year Ended September 30,
	2012	2011	2010
Comprehensive earnings attributable to Woodward:
Net earnings attributable to Woodward	$141,589	$132,235	$110,844
Other comprehensive earnings:
Foreign currency translation adjustments	(7,291)	(2,653)	(8,718)
Taxes on changes on foreign currency translation adjustments	2,635	1,604	2,406

	(4,656)	(1,049)	(6,312)

Reclassification of realized losses on derivatives to earnings	174	229	282
Taxes on changes on derivative transactions	(66)	(86)	(108)

	108	143	174

Minimum retirement benefit liability adjustments:
Prior service (cost) benefit arising during the period	—	—	(3,963)
Net (loss) gain arising during the period	(17,960)	(3,088)	7,873
Loss due to settlement arising during the period	56	—	345
Amortization of:
Prior service benefit	(484)	(805)	(1,517)
Net loss	1,280	1,339	1,525
Transition obligation asset	—	—	86
Foreign currency exchange rate changes	(171)	(376)	60
Taxes on changes on minimum retirement benefit liability adjustments	6,478	1,120	(2,058)

	(10,801)	(1,810)	2,351

Comprehensive earnings attributable to Woodward	126,240	129,519	107,057

Comprehensive earnings attributable to noncontrolling interest:
Net earnings attributable to noncontrolling interests	—	—	318
Foreign currency translation adjustments	—	—	163
Taxes on changes on foreign currency translation adjustments	—	—	(58)

Comprehensive earnings attributable to noncontrolling interests	—	—	423

Total comprehensive earnings	$126,240	$129,519	$107,480

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$61,829	$74,539
Accounts receivable, less allowance for losses of $7,217 and $2,322, respectively	354,386	297,614
Inventories	398,229	381,555
Income taxes receivable	7,485	2,456
Deferred income tax assets	40,277	38,270
Other current assets	41,271	23,359

Total current assets	903,477	817,793
Property, plant and equipment, net	234,505	206,725
Goodwill	461,374	462,282
Intangible assets, net	235,563	268,897
Deferred income tax assets	9,129	10,466
Other assets	15,916	15,271

Total assets	$1,859,964	$1,781,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$329	$—
Current portion of long-term debt	7,500	18,374
Accounts payable	124,914	123,453
Income taxes payable	14,141	5,440
Deferred income tax liabilities	800	74
Accrued liabilities	132,184	133,516

Total current liabilities	279,868	280,857
Long-term debt, less current portion	384,375	406,875
Deferred income tax liabilities	78,163	85,911
Other liabilities	109,443	88,694

Total liabilities	851,849	862,337

Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	97,826	81,453
Accumulated other comprehensive (loss) earnings	(11,723)	3,626
Deferred compensation	4,344	4,581
Retained earnings	1,069,811	949,573

	1,160,364	1,039,339
Treasury stock at cost, 4,536 shares and 4,070 shares, respectively	(147,905)	(115,661)
Treasury stock held for deferred compensation, at cost, 276 shares and 315 shares, respectively	(4,344)	(4,581)

Total stockholders’ equity	1,008,115	919,097

Total liabilities and stockholders’ equity	$1,859,964	$1,781,434

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$141,589	$132,235	$111,162
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,617	75,393	75,616
Net (gain) loss on sales of assets	16	644	(131)
Stock-based compensation	8,628	6,590	6,686
Excess tax benefits from stock-based compensation	(3,990)	(3,558)	(5,115)
Deferred income taxes	(3,730)	(10,321)	16,358
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	174	229	282
Changes in operating assets and liabilities:
Accounts receivable	(59,061)	(49,393)	(40,688)
Inventories	(18,702)	(76,643)	5,896
Accounts payable and accrued liabilities	11,688	27,679	34,426
Current income taxes	7,594	19,064	998
Retirement benefit obligations	801	(8,322)	(13,672)
Other	(9,511)	1,026	(7,246)

Net cash provided by operating activities	144,113	114,623	184,572

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(64,900)	(48,255)	(28,104)
Proceeds from sale of assets	283	59	312
Business acquisitions, net of cash and marketable securities acquired	—	(38,698)	(25,000)
Business acquisitions, marketable securities acquired	—	(8,463)	—
Proceeds from the sale of marketable securities	—	8,217	—
Proceeds from disposal of Fuel & Pneumatics product line	—	—	660

Net cash used in investing activities	(64,617)	(87,140)	(52,132)

Cash flows from financing activities:
Cash dividends paid	(21,351)	(18,581)	(17,085)
Proceeds from sales of treasury stock	6,286	2,482	1,999
Payments for repurchases of common stock	(44,110)	(6,837)	(4,513)
Excess tax benefits from stock compensation	3,990	3,558	5,115
Purchase of noncontrolling interest	—	—	(8,120)
Borrowings on revolving lines of credit and short-term borrowings	187,865	164,557	106,019
Payments on revolving lines of credit and short-term borrowings	(187,591)	(182,728)	(83,980)
Payments of long-term debt	(33,365)	(18,430)	(128,420)
Payment of debt financing costs	(2,185)	—	—

Net cash used in financing activities	(90,461)	(55,979)	(128,985)

Effect of exchange rate changes on cash and cash equivalents	(1,745)	(2,544)	1,261

Net change in cash and cash equivalents	(12,710)	(31,040)	4,716
Cash and cash equivalents at beginning of period	74,539	105,579	100,863

Cash and cash equivalents at end of period	$61,829	$74,539	$105,579

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Number of shares				Stockholders’ equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Noncontrolling interest in consolidated subsidiary	Total stockholders’ equity
Balances as of October 1, 2009	—	72,960	(4,621)	(389)	$106	$73,197	$29,464	$(801)	$(18,534)	$10,129	$4,904	$741,505	$(115,478)	$(4,904)	$2,056	$711,515
Net earnings	—	—	—	—	—	—	—	—	—	—	—	110,844	—	—	318	111,162
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(16,430)	—	—	(655)	(17,085)
Purchases of treasury stock	—	—	(307)	—	—	—	—	—	—	—	—	—	(8,703)	—	—	(8,703)
Sale of treasury stock	—	—	702	—	—	(4,929)	—	—	—	—	—	—	11,049	—	—	6,120
Purchases of noncontrolling interest	—	—	—	—	—	(6,180)	(116)	—	—	(116)	—	—	—	—	(1,824)	(8,120)
Tax benefit attributable to exercise of stock options	—	—	—	—	—	5,115	—	—	—	—	—	—	—	—	—	5,115
Stock-based compensation	—	—	—	—	—	6,686	—	—	—	—	—	—	—	—	—	6,686
Purchase of stock by deferred compensation plan	—	—	3	(3)	—	26	—	—	—	—	169	—	44	(169)	—	70
Distribution of stock from deferred compensation plan	—	—	—	36	—	—	—	—	—	—	(185)	—	—	185	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(8,602)	—	—	(8,602)	—	—	—	—	163	(8,439)
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	282	—	282	—	—	—	—	—	282
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	4,409	4,409	—	—	—	—	—	4,409
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	2,406	(108)	(2,058)	240	—	—	—	—	(58)	182

Balances as of September 30, 2010	—	72,960	(4,223)	(356)	106	73,915	23,152	(627)	(16,183)	6,342	4,888	835,919	(113,088)	(4,888)	—	803,194

Net earnings	—	—	—	—	—	—	—	—	—	—	—	132,235	—	—	—	132,235
Cash dividends paid	—	—	—	—	—	—		—	—	—	—	(18,581)	—	—	—	(18,581)
Purchases of treasury stock	—	—	(301)	—	—	—	—	—	—	—	—	—	(9,700)	—	—	(9,700)
Sales of treasury stock	—	—	452	—	—	(2,643)	—	—	—	—	—	—	7,127	—	—	4,484
Tax benefit attributable to exercise of stock options	—	—	—	—	—	3,558	—	—	—	—	—	—	—	—	—	3,558
Stock-based compensation	—	—	—	—	—	6,590	—	—	—	—	—	—	—	—	—	6,590
Purchases of stock by deferred compensation plan	—	—	2	(5)	—	33	—	—	—	—	149	—	—	(149)	—	33
Distribution of stock from deferred compensation plan	—	—	—	46	—	—	—	—	—	—	(456)	—	—	456	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(2,653)	—	—	(2,653)	—	—	—	—	—	(2,653)
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	229	—	229	—	—	—	—	—	229
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(2,930)	(2,930)	—	—	—	—	—	(2,930)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	1,604	(86)	1,120	2,638	—	—	—	—	—	2,638

Balances as of September 30, 2011	—	72,960	(4,070)	(315)	106	81,453	22,103	(484)	(17,993)	3,626	4,581	949,573	(115,661)	(4,581)	—	919,097

Net earnings	—	—	—	—	—	—	—	—	—	—	—	141,589	—	—	—	141,589
Cash dividends paid	—	—	—	—	—	—	—	—	—	—	—	(21,351)	—	—	—	(21,351)
Purchases of treasury stock	—	—	(1,132)	—	—	—	—	—	—	—	—	—	(44,110)	—	—	(44,110)
Sales of treasury stock	—	—	454	—	—	(1,542)	—	—	—	—	—	—	7,720	—	—	6,178
Common shares issued from treasury stock for benefit plans	—	—	209	—	—	5,238	—	—	—	—	—	—	4,097	—	—	9,335
Tax benefit attributable to exercise of stock options	—	—	—	—	—	3,990	—	—	—	—	—	—	—	—	—	3,990
Stock-based compensation	—	—	—	—	—	8,628	—	—	—	—	—	—	—	—	—	8,628
Purchases of stock by deferred compensation plan	—	—	3	(5)	—	59	—	—	—	—	201	—	49	(201)	—	108
Distribution of stock from deferred compensation plan	—	—	—	44	—	—	—	—	—	—	(438)	—	—	438	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(7,291)	—	—	(7,291)	—	—	—	—	—	(7,291)
Reclassification of unrecognized derivative losses to earnings	—	—	—	—	—	—	—	174	—	174	—	—	—	—	—	174
Minimum retirement benefits liability adjustments	—	—	—	—	—	—	—	—	(17,279)	(17,279)	—	—	—	—	—	(17,279)
Taxes on changes in accumulated other comprehensive earnings	—	—	—	—	—	—	2,635	(66)	6,478	9,047	—	—	—	—	—	9,047

Balances as of September 30, 2012	—	72,960	(4,536)	(276)	$106	$97,826	$17,447	$(376)	$(28,794)	$(11,723)	$4,344	$1,069,811	$(147,905)	$(4,344)	$—	$1,008,115

See accompanying Notes to Consolidated Financial Statements.

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

Woodward’s strategic focus is providing energy control and optimization solutions for the aerospace and energy markets. The precise and efficient control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets it serves. Woodward’s customers look to it to optimize the efficiency, emissions and operation of power equipment in both commercial and military operations. Woodward’s core technologies leverage well across its markets and customer applications, enabling it to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems. Woodward focuses its solutions and services primarily on original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications. Woodward also provides aftermarket repair, replacement and other service support for its installed products.

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

Foreign currency exchange rates: The assets and liabilities of substantially all subsidiaries outside the United States are translated at fiscal year-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange. Translation adjustments are accumulated with other comprehensive (loss) earnings as a separate component of stockholders’ equity and are presented net of tax effects in the Consolidated Statements of Stockholders’ Equity. The effects of changes in foreign currency exchange rates on loans between consolidated subsidiaries, that are considered permanent in nature, are also accumulated with other comprehensive earnings, net of tax.

The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and certain of the assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies. Selling, general, and administrative expenses include net foreign currency losses of $480 in fiscal year 2012, and gains of $575 in fiscal year 2011 and $425 in fiscal year 2010.

Revenue recognition: Woodward recognizes revenue upon shipment or delivery of products or services and when collectability is reasonably assured. Delivery is upon completion of manufacturing, customer acceptance, and the transfer of the risks and rewards of ownership. In countries whose laws provide for retention of some form of title by sellers, enabling recovery of goods in the event of customer default on payment, product delivery is considered to have occurred when the customer has assumed the risks and rewards of ownership of the products.

Occasionally, Woodward transfers title of product to customers, but retains substantive performance obligations such as completion of product testing, customer acceptance or in some instances regulatory acceptance. Revenue is deferred until the performance obligations are satisfied. In addition, service revenue, which accounts for less than 10% of Woodward’s net sales, is also recognized upon completion of applicable performance obligations.

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

Taxes collected from customers and remitted to government authorities are excluded from revenue and are recorded as liabilities until the taxes are remitted to the appropriate U.S. or foreign government authority.

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

Stock-based compensation: Compensation cost relating to stock-based payment awards made to employees and directors is recognized in the financial statements using a fair value method. Non-qualified stock option awards and restricted stock awards are issued under Woodward’s stock-based compensation plans. The cost of such awards, measured at the grant date is based on the estimated fair value of the award.

Forfeitures are estimated at the time of each grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on Woodward’s historical rates of forfeitures and is updated periodically. The portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods, which is generally the vesting period of the awards.

Research and development costs: Company funded expenditures related to new product development activities are expensed as incurred and are separately reported in the Consolidated Statements of Earnings.

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

Accounts receivable: Almost all Woodward’s sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced. In the normal course of business, not all accounts receivable are collected and, therefore, an allowance for losses of accounts receivable is provided equal to the amount that Woodward believes ultimately will not be collected. Customer-specific information is considered related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, and current economic conditions in establishing the amount of its allowance. Accounts receivable losses are deducted from the allowance and the related accounts receivable balances are written off when the receivables are deemed uncollectible. Recoveries of accounts receivable previously written off are recognized when received.

Inventories: Inventories are valued at the lower of cost or market, with cost being determined using methods that approximate a first-in, first-out basis.

Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Customer deposits are recorded against inventory when the right of offset exists. Customer deposits of $0 and $3,728 were included in inventory as of September 30, 2012 and 2011, respectively. All other customer deposits are recorded in accrued liabilities.

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

Estimated lives over which fixed assets are generally depreciated at September 30, 2012 were as follows:

Buildings and improvements	2-40	years
Leasehold improvements	1-10	years
Machinery and production equipment	2-15	years
Computer equipment and software	3-10	years
Office furniture and equipment	3-15	years
Other	3-10	years

Included in computer equipment and software are Woodward’s enterprise resource planning (“ERP”) systems, which have an estimated useful life of 10 years. All other computer equipment and software is generally depreciated over three to five years.

Purchase accounting: Business combinations are accounted for using the purchase method of accounting. Under the purchase method, assets and liabilities, including intangible assets, are recorded at their fair values as of the acquisition date. Acquisition costs in excess of amounts assigned to assets acquired and liabilities assumed are recorded as goodwill.

Goodwill: Woodward tests goodwill for impairment at the reporting unit level, or aggregated reporting unit level if aggregation is appropriate based on the relevant U.S. GAAP authoritative guidance, on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or aggregated reporting unit below its carrying amount. The impairment tests consist of comparing the implied fair value of each reporting unit or aggregated reporting unit with its carrying amount including goodwill. If the carrying amount of the reporting unit or aggregated reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal years 2012, 2011, or 2010.

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

Estimated lives over which intangible assets are amortized at September 30, 2012 were as follows:

Customer relationships	9-30	years
Intellectual property	10-17	years
Process technology	8-30	years
Other	3-15	years

Impairment of long-lived assets: Woodward reviews the carrying amount of its long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying amount of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying amount of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value. There was no impairment charge recorded in fiscal year 2012, fiscal year 2011, or fiscal year 2010.

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

Non-controlling interests: Non-controlling financial interests are accounted for as a separate component of equity, and all transactions between the Company and the non-controlling interest are accounted for as equity transactions.

In April 2010, the Company purchased the remaining 26% non-controlling interest in Woodward India Private Limited, a Woodward consolidated subsidiary, for $8,120. As a result of this transaction, Woodward now owns 100% of Woodward India Private Limited and there are no other non-controlling interests in Woodward’s consolidated subsidiaries.

The following is a summary of the effects of Woodward’s purchase of the remaining 26% non-controlling interest in Woodward India Private Limited on Woodward’s stockholders’ equity:

	Year Ended September 30,
	2012	2011	2010
Net earnings attributable to Woodward	$141,589	$132,235	$110,844
Decrease in Woodward's additional paid-in capital related to purchase of noncontrolling interest	—	—	(6,180)

Change from net earnings attributable to Woodward and transfers to noncontrolling interest	$141,589	$132,235	$104,664

Deferred compensation: The Company maintains a deferred compensation plan or “rabbi trust” as part of its overall compensation package for certain employees.

Deferred compensation obligations will be settled either by delivery of a fixed number of shares of Woodward’s common stock (in accordance with certain eligible members’ irrevocable elections) or in cash. Woodward has contributed shares of its common stock into a trust established for the future settlement of deferred compensation obligations that are payable in shares of Woodward’s common stock. Common stock held by the trust is reflected in the Consolidated Balance Sheets as “Treasury stock held for deferred compensation” and the related deferred compensation obligation is reflected as a separate component of equity in amounts equal to the fair value of the common stock at the dates of contribution. These accounts are not adjusted for subsequent changes in the fair value of the common stock. Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the underlying contract and are reflected in the Consolidated Balance Sheets as “Other liabilities.”

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

From time to time, Woodward will enter into foreign currency exchange rate contracts to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date. Woodward has historically not designated these transactions as accounting hedges. The fair value of foreign currency exchange rate contracts held at the end of the period are recognized in the balance sheet and the unrealized gains or losses are recorded to “Other (income) expense, net” in the Consolidated Statements of Earnings. Upon settlement of foreign currency exchange rate contracts, any unrealized gains or losses previously recognized are reversed and the realized gain or loss is recorded to “Other (income) expense, net” in the Consolidated Statement of Earnings. Further information on foreign currency exchange rate contracts can be found at Note 6, Derivative instruments and hedging activities.

Financial instruments: The Company’s financial instruments include cash and cash equivalents, investments in the deferred compensation program and debt. Because of their short-term maturity, the carrying amount of cash and cash equivalents, investments in the deferred compensation program and short-term debt approximate fair value. The fair value of long-term debt is estimated based on a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt with the same maturity. Further information on the fair value of financial instruments can be found at Note 5, Financial instruments and fair value measurements.

Financial assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to its carrying amount including goodwill, must be followed. If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required. A company may choose to use the qualitative assessment on none, some, or all if its reporting units or to bypass the qualitative assessment and proceed directly to the two- step quantitative testing method. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a material impact on Woodward’s Consolidated Financial Statements.

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

The following is a reconciliation of net earnings attributable to Woodward to basic earnings per share attributable to Woodward and diluted earnings per share attributable to Woodward:

	Year Ended September 30,
	2012	2011	2010
Numerator:
Net earnings attributable to Woodward	$141,589	$132,235	$110,844

Denominator:
Basic shares outstanding	68,880	68,797	68,472
Dilutive effect of stock options	1,427	1,343	1,392

Diluted shares outstanding	70,307	70,140	69,864

Income per common share:
Basic earnings per share attributable to Woodward	$2.06	$1.92	$1.62

Diluted earnings per share attributable to Woodward	$2.01	$1.89	$1.59

The following stock option grants were outstanding during the fiscal years ended September 30, 2012, 2011 and 2010, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended September 30,
	2012	2011	2010
Options	50	684	1,106

Weighted-average option price	$36.33	$32.04	$26.94

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Year Ended September 30,
	2012	2011	2010
Weighted-average treasury stock shares held for deferred compensation obligation	295	335	371

Note 4. Business acquisitions

Woodward has recorded the acquisition described below using the purchase method of accounting and, accordingly, has included the results of operations of the acquired businesses in its consolidated results as of the date of acquisition. In accordance with authoritative accounting guidance for business combinations, the respective purchase price for this acquisition is allocated to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess purchase price over the respective fair values of assets is recorded as goodwill. Goodwill is not amortized under U.S. GAAP but is tested for impairment at least annually (See Note 10, Goodwill).

IDS Acquisition

During the third quarter of fiscal year 2011, Woodward acquired all of the outstanding stock of Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”), and the assets of IDS’s business in China (together the “IDS Acquisition”) for an aggregate purchase price of approximately $48,412 paid to the sellers.

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

As of September 30, 2012, $7,511 paid in connection with the IDS Acquisition was deposited into escrow accounts to secure Woodward’s ability to recover any amounts owed to Woodward by the sellers as a result of customary indemnities related to representations and warranties made by the sellers. In October 2012, Woodward and the primary seller agreed to a settlement of their respective claims and counterclaims, and approximately $6,400 was released from one of the escrow accounts, of which the primary seller agreed to pay approximately $3,700 to Woodward, with the balance of such escrow account returned to the primary seller. The remaining funds held in the other escrow accounts will only be released to the sellers or returned to Woodward as specified in the related purchase agreements.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the IDS Acquisition:

Current assets	$14,627
Investments in marketable securities	8,463
Property, plant, and equipment	1,954
Goodwill .	24,188
Intangible assets	11,882

Total assets acquired	61,114

Other current liabilities	5,505
Warranty accrual	2,250
Postretirement benefits	434
Deferred tax liabilities	2,472
Other tax—noncurrent	3,292

Total liabilities assumed	13,953

Net assets acquired	$47,161

During the fiscal year ended September 30, 2012, there were no changes to the initial valuation of assets acquired and liabilities assumed in the IDS Acquisition. The fair value of warranty liabilities assumed represents the estimated costs to provide service for contractual warranty obligations on products sold by IDS and IDS’s business in China prior to the IDS Acquisition. The fair value of “Other tax – noncurrent” represents the estimated value of gross unrecognized tax benefits assumed.

In connection with the IDS Acquisition, Woodward acquired various marketable securities, which are not classified as cash equivalents under U.S. GAAP. These marketable securities were sold during the fiscal quarter ended June 30, 2011 and reinvested into cash and cash equivalents consistent with Woodward’s internal investment and risk management policies. Losses on the sale of marketable securities were included in “Other (income) expense, net” in the Consolidated Statement of Earnings for the year ended September 30, 2011.

Also, in connection with the IDS Acquisition, Woodward assumed the net postretirement benefit obligations of several Swiss statutory retirement plans which are considered to be defined benefit plans under U.S. GAAP.

A summary of the intangible assets acquired, weighted-average useful lives and amortization methods follows:

		Weighted-
		Average Useful	Amortization
	Amount	Life	Method
Customer relationships	$3,452	9 years	Straight-line
Process technology	7,752	8.5 years	Straight-line
Other	678	2.5 years	Straight-line

Total	$11,882	8 years

The operating results of the IDS Acquisition are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings as of April 15, 2011. Pro forma financial disclosures have not been presented, as the IDS Acquisition was not significant to Woodward’s financial position or results of operations. The Company incurred IDS Acquisition related transaction costs of $2,396 during the year ended September 30, 2011, which were included in “Selling, general and administrative expenses” in the Consolidated Statement of Earnings. No additional IDS Acquisition related transaction costs were incurred in the year ended September 30, 2012.

Note 5. Financial instruments and fair value measurements

The estimated fair values of Woodward’s financial instruments were as follows:

	At September 30, 2012		At September 30, 2011
	Estimated Fair		Estimated Fair
	Value	Carrying Cost	Value	Carrying Cost
Cash and cash equivalents	$61,829	$61,829	$74,539	$74,539
Investments in deferred compensation program	7,316	7,316	5,855	5,855
Short-term borrowings	(329)	(329)	—	—
Long-term debt, including current portion	(443,827)	(391,875)	(482,776)	(425,246)

The fair values of cash and cash equivalents, which include investments in money market funds and reverse repurchase agreements for the overnight investment of excess cash in U.S. Government and government agency obligations, are assumed to be equal to their carrying amounts. Cash and cash equivalents have short-term maturities and market interest rates. Woodward’s cash and cash equivalents include funds deposited or invested in the United States and overseas that are not insured by the FDIC. Woodward believes that its deposited and invested funds are held by or invested with creditworthy financial institutions or counterparties.

Investments related to the deferred compensation program used to provide deferred compensation benefits to certain employees are carried at market value.

The fair values of short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts because such borrowings are expected to be repaid or settled for their carrying amounts within a short period of time.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were as follows:

	September 30,	September 30,
	2012	2011
Weighted-average interest rate used to estimate fair value	2.1%	2.6%

Financial assets and liabilities recorded at fair value in the Consolidated Balance Sheet are categorized based upon a fair value hierarchy established by U.S. GAAP.

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value. Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of September 30, 2012 or September 30, 2011.

	At September 30, 2012				At September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$32,688	$—	$—	$32,688	$63,716	$—	$—	$63,716
Investments in money market funds	29,141	—	—	29,141	10,823	—	—	10,823
Equity securities	7,316	—	—	7,316	5,855	—	—	5,855

Total financial assets	$69,145	$—	$—	$69,145	$80,394	$—	$—	$80,394

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

By using derivative and/or hedging instruments to manage its risk exposure, Woodward is subject, from time to time, to credit risk and market risk on those derivative instruments. Credit risk arises from the potential failure of the counterparty to perform under the terms of the derivative and/or hedging instrument. When the fair value of a derivative contract is positive, the counterparty owes Woodward, which creates credit risk for Woodward. Woodward mitigates this credit risk by entering into transactions with only creditworthy counterparties. Market risk arises from the potential adverse effects on the value of derivative and/or hedging instruments that result from a change in interest rates, commodity prices, or foreign currency exchange rates. Woodward minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Woodward did not enter into any hedging transactions during the fiscal years ended September 30, 2012 and September 30, 2011. As of September 30, 2012, all previous derivative instruments which Woodward had entered into were settled or terminated.

Derivatives in fair value hedging relationships

In 2002, Woodward entered into certain interest rate swaps that were designated as fair value hedges of its long-term debt consisting of senior notes due in October 2011. The discontinuance of these interest rate swaps resulted in gains that were recognized as a reduction of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the gain was presented as an adjustment to long-term debt.

As of September 30, 2012 there was no remaining unrecognized portion of the gain as it became fully amortized during the quarter ended December 31, 2011.

Derivatives in cash flow hedging relationships

In 2001, Woodward entered into treasury lock agreements that were designated as cash flow hedges of its long-term debt. The objective of these derivatives was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of the senior notes due in October 2011. The discontinuance of these treasury lock agreements resulted in losses that were recognized as an increase of interest expense over the term of the associated debt (10 years) using the effective interest method. The unrecognized portion of the loss was recorded in accumulated other comprehensive earnings.

As of September 30, 2012 there was no remaining unrecognized portion of the loss as it became fully amortized during the quarter ended December 31, 2011.

In September 2008, the Company entered into treasury lock agreements that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt to acquire Techni-Core, Inc. (“Techni-Core”) and MPC Products Corporation (“MPC Products” and, together with Techni-Core, “MPC”). The discontinuance of these treasury lock agreements resulted in a gain that is being recognized as a reduction of interest expense over a seven-year period on the hedged Series C and D Notes, which were issued on October 1, 2008, using the effective interest method. The unrecognized portion of the gain is recorded in accumulated other comprehensive earnings, net of tax.

In March 2009, Woodward entered into LIBOR lock agreements that qualified as cash flow hedges under authoritative guidance for derivatives and hedging. The objective of this derivative instrument was to hedge the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the then expected issuance of long-term debt to acquire HR Textron Inc. (“HRT”). The discontinuance of the LIBOR lock agreements resulted in a loss that is being recognized as an increase of interest expense over a seven-year period on the hedged Series E and F Notes, which were issued on April 3, 2009, using the effective interest method. The unrecognized portion of the loss is recorded in accumulated other comprehensive earnings, net of tax.

Derivatives in foreign currency relationships

In September 2010, Woodward entered into a foreign currency exchange rate contract to purchase €39,000 for approximately $52,549 in early December 2010. An unrealized gain of $579 on this derivative was carried at fair market value in “Other current assets” as of September 30, 2010. In December 2010, a loss of $1,033 was recorded on the settlement of this forward contract and was recorded in “Other (income) expense, net.” In September 2009, Woodward entered into a foreign currency exchange rate contract to purchase €7,900 for approximately $11,662 in early October 2009. An unrealized loss of $173 on this derivative instrument was carried at fair market value in “Accrued liabilities” as of September 30, 2009. In October 2009, a loss of $71 was realized on the settlement of this forward contract and was recorded in “Other (income) expense, net.”

The objective of these derivative instruments, which were not designated as accounting hedges, was to limit the risk of foreign currency exchange rate fluctuations on certain short-term intercompany loan balances.

The following table discloses the remaining unrecognized gains and losses associated with derivative instruments on Woodward’s Consolidated Balance Sheets:

	At September 30,
	2012	2011
Derivatives designated as hedging instruments	Unrecognized Gain (Loss)
Classified in accumulated other comprehensive earnings	$(607)	$(781)
Classified in current and long-term debt	—	3

	$(607)	$(778)

The following tables disclose the impact of derivative instruments on Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings:

		Year Ended September 30, 2012
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$(3)	$—	$—
Cash flow hedging relationships	Interest expense	174	—	174

		$171	$—	$174

		Year Ended September 30, 2011
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$(67)	$—	$—
Cash flow hedging relationships	Interest expense	229	—	229
Foreign currency relationships	Other (income) expense, net	1,612	—	—

		$1,774	$—	$229

		Year Ended September 30, 2010
		Amount of	Amount of	Amount of
		(Income)	(Gain) Loss	(Gain) Loss
		Expense	Recognized	Reclassified
		Recognized	in	from
		in Earnings	Accumulated	Accumulated
	Location of (Gain) Loss	on	OCI on	OCI into
Derivatives in:	Recognized in Earnings	Derivative	Derivative	Earnings
Fair value hedging relationships	Interest expense	$(127)	$—	$—
Cash flow hedging relationships	Interest expense	282	—	282
Foreign currency relationships	Other (income) expense, net	(681)	—	—

		$(526)	$—	$282

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of September 30, 2012, Woodward expects to reclassify $171 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Note 7. Supplemental statement of cash flows information

	Year Ended September 30,
	2012	2011	2010
Interest paid, net of amounts capitalized	$25,665	$26,140	$28,317
Income taxes paid	52,705	50,360	41,533
Income tax refunds received	3,183	9,496	10,867

Non-cash activities:
Purchases of property, plant and equipment on account	6,065	6,333	2,270
Common shares issued from treasury stock for benefit plans (Note 18)	9,335	—	—
Cashless exercise of stock options	—	1,982	4,190
Settlement of receivable through purchase of treasury shares in connection with the cashless exercise of stock options	—	881	—
Reduction of accounts receivable and short-term borrowing due to the settlement of accounts receivable previously sold with recourse	—	3,228	—
Reduction of accounts payable due to the assignment of accounts receivable with recourse	—	570	—
Reduction to goodwill due to favorable resolution of lease termination recorded in restructuring reserve	—	103	—
Payment of director fees through issuance of treasury stock	—	52	—

In coordination with its customers and when terms are considered favorable to Woodward, Woodward sometimes transfers to third parties ownership of, and the obligation to collect, outstanding accounts receivable owed to Woodward in exchange for cash. If such transfer is with recourse, then a short-term liability is recorded and is reflected in Woodward’s Consolidated Cash Flow Statement as a financing source. The settlement of the transferred obligation is reflected in Woodward’s Consolidated Cash Flow Statement as both cash flow from operations due to the collection of accounts receivable and cash used in financing as the prior recourse obligation is extinguished. Woodward had no outstanding accounts receivable transferred with recourse as of September 30, 2012 or 2011.

MPC Products, one of Woodward’s subsidiaries acquired in fiscal year 2009, was previously subject to an investigation by the U.S. Department of Justice (the “DOJ”) regarding certain of its government contract pricing practices prior to June 2005. In the three-months ended December 31, 2009, MPC Products settled the criminal and civil claims related to the DOJ’s investigation and paid $25,000 in compensation and fines. The purchase price Woodward paid in connection with the acquisition of MPC was reduced by $25,000 at the time of the acquisition, which represents the amount discussed above. Payment of this amount during the year ended September 30, 2010 is reflected as an investing activity in the accompanying Consolidated Statement of Cash Flows.

On August 10, 2009, Woodward HRT, Inc., a wholly owned subsidiary of Woodward, sold the Fuel & Pneumatics (“F&P) product line, for $48,000 and during fiscal year 2010, Woodward received an additional $660 related to working capital adjustments typical in such transactions. The working capital adjustment amount is included in “Cash flows from investing activities” in the Consolidated Statement of Cash Flows. The F&P product line provided a variety of off-turbine fuel management and pneumatic actuation components to producers of military and commercial aircraft and helicopters, as well as their suppliers.

Note 8. Inventories

	September 30,	September 30,
	2012	2011
Raw materials	$31,209	$43,172
Work in progress	85,942	108,718
Component parts and finished goods	281,078	229,665

	$398,229	$381,555

Note 9. Property, plant, and equipment, net

	At September 30,
	2012	2011
Land	$17,560	$14,823
Buildings and improvements	199,692	177,637
Leasehold improvements	20,821	18,765
Machinery and production equipment	284,494	265,898
Computer equipment and software	89,565	66,149
Office furniture and equpment	23,272	22,485
Other	2,444	2,706
Construction in progress	27,643	44,975

	665,491	613,438
Less accumulated depreciation	(430,986)	(406,713)

Property, plant and equipment, net	$234,505	$206,725

	Year Ended September 30,
	2012	2011	2010
Depreciation expense	$35,808	$40,400	$40,502

During fiscal year 2010, Woodward began construction of a new forty-eight thousand square foot system test facility in Rockford, Illinois. In fiscal year 2012, Woodward placed into service assets totaling $22,126 associated with the new system test facility, the majority of which is included in “Buildings and improvements.” As of September 30, 2012, $192 of assets related to the system test facility remained as construction in progress and are expected to be placed into service in early fiscal year 2013. The facility, which houses numerous environmental system test cells and a vibration lab, will support, among other development projects, Woodward’s Aerospace segment development efforts of next generation fuel systems for aircraft turbines.

The increase in “Computer equipment and software” of $23,416 was primarily related to assets that were placed into service during fiscal year 2012 associated with a new ERP system for a group within Woodward’s Aerospace segment.

For the fiscal years ended September 30, 2012, 2011 and 2010, Woodward had capitalized interest that would have otherwise been included in interest expense of the following:

	Year Ended September 30,
	2012	2011	2010
Capitalized interest	$658	$1,354	$150

Note 10. Goodwill

				Effects of
				Foreign
	September 30,			Currency	September 30,
	2011	Additions	Adjustments	Translation	2012
Aerospace	$356,525	$—	$—	$248	$356,773
Energy	105,757	—	—	(1,156)	104,601

Consolidated	$462,282	$—	$—	$(908)	$461,374

				Effects of
				Foreign
	September 30,			Currency	September 30,
	2010	Additions	Adjustments	Translation	2011
Aerospace	$356,680	$—	$(103)	$(52)	$356,525
Energy	81,914	24,188	—	(345)	105,757

Consolidated	$438,594	$24,188	$(103)	$(397)	$462,282

During the third quarter of fiscal year 2011, Woodward completed the IDS Acquisition (Note 4, Business acquisitions), which resulted in the recognition of $24,188 in goodwill. The operations of the IDS Acquisition have been integrated into Woodward’s Energy reportable segment.

During the first quarter of fiscal year 2011, Woodward negotiated a lease settlement that was favorable in comparison to the previously recorded restructuring accrual established in purchase accounting in connection with the fiscal year 2009 acquisition of MPC. The resulting benefit of $103 was recorded as a reduction to goodwill.

Woodward tests goodwill for impairment at the individual or aggregated reporting unit level, if aggregation is appropriate based on the relevant U.S. GAAP authoritative guidance, on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of an individual or aggregated reporting unit below its carrying amount. The impairment tests consist of comparing the implied fair value of each of the individual or aggregated reporting units with its carrying amount including goodwill. If the carrying amount of the individual or aggregated reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value. There was no impairment charge recorded in fiscal years 2012, 2011, or 2010.

Woodward completed its annual goodwill impairment test as of July 31, 2012 during the quarter ended September 30, 2012. At that date, Woodward determined it was appropriate to aggregate reporting units. The fair value of each of Woodward’s aggregated reporting units was determined using a discounted cash flow method. This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and the present value, based on the discount rate and terminal growth rate, of forecasted cash flows. Management projects revenue growth rates, earnings margins and cash flows based on each aggregated reporting unit’s current operational results, expected performance and operational strategies over a five or ten-year period. These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2012 impairment test were discounted using weighted-average cost of capital assumptions ranging from 8.88% to 9.60%. The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five or ten years of 4.05%. These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows. Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows. Woodward evaluated the reasonableness of the aggregated reporting units resulting fair values utilizing a market multiple method.

The results of Woodward’s goodwill impairment tests performed as of July 31, 2012 indicated the estimated fair value of each aggregated reporting unit was substantially in excess of its carrying value, and accordingly, no impairment existed.

As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business in assessing goodwill for possible indications of impairment. There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain reporting units, the current economic environment, the level of U.S. defense spending, including the sequestration of appropriations in fiscal year 2013 under the Budget Act, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Note 11. Other intangibles, net

	September 30, 2012			September 30, 2011
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Customer relationships:
Aerospace	$205,221	$(59,297)	$145,924	$205,171	$(41,652)	$163,519
Energy	41,770	(26,623)	15,147	41,991	(23,696)	18,295

Total	$246,991	$(85,920)	$161,071	$247,162	$(65,348)	$181,814

Intellectual property:
Aerospace	$—	$—	$—	$—	$—	$—
Energy	20,001	(13,229)	6,772	20,162	(11,918)	8,244

Total	$20,001	$(13,229)	$6,772	$20,162	$(11,918)	$8,244

Process technology:
Aerospace	$71,716	$(20,622)	$51,094	$71,691	$(15,380)	$56,311
Energy	23,166	(9,706)	13,460	23,451	(7,657)	15,794

Total	$94,882	$(30,328)	$64,554	$95,142	$(23,037)	$72,105

Other intangibles:
Aerospace	$39,649	$(37,718)	$1,931	$39,635	$(34,655)	$4,980
Energy	2,538	(1,303)	1,235	2,621	(867)	1,754

Total	$42,187	$(39,021)	$3,166	$42,256	$(35,522)	$6,734

Total intangibles:
Aerospace	$316,586	$(117,637)	$198,949	$316,497	$(91,687)	$224,810
Energy	87,475	(50,861)	36,614	88,225	(44,138)	44,087

Consolidated Total	$404,061	$(168,498)	$235,563	$404,722	$(135,825)	$268,897

	Year Ended September 30,
	2012	2011	2010
Amortization expense	$32,809	$34,993	$35,114

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2013	$30,448
2014	27,298
2015	24,792
2016	23,424
2017	21,676
Thereafter	107,925

$235,563

Note 12. Credit facilities and short-term borrowings

As of September 30, 2012, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

		Outstanding
	Total	letters of credit	Outstanding	Remaining
	availability	and guarantees	borrowings	availability
Revolving credit facility	$400,000	$(5,920)	$—	$394,080
Foreign lines of credit and overdraft facilities	11,776	—	(329)	11,447
Foreign performance guarantee facilities	9,610	(470)	—	9,140

	$421,386	$(6,390)	$(329)	$414,667

On January 4, 2012, Woodward’s revolving credit facility was amended and restated by the Third Amended and Restated Credit Agreement (the “Amended Revolver”) entered into between Woodward and a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The Amended Revolver extended the existing revolving credit facility’s maturity to January 2017 and the borrowing capacity increased from $225,000 to $400,000. The Amended Revolver provides for an option to increase available borrowings to up to $600,000, subject to the lenders’ participation. Borrowings under the Amended and Restated Revolver Agreement generally bear interest at LIBOR plus 0.95% to 1.525%. There were no outstanding borrowings under the revolving credit facility as of September 30, 2012.

The Amended Revolver contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $30,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder. In addition, the Amended Revolver requires that Woodward’s consolidated net worth at any time equal or exceed $725,000, plus 50% of Woodward’s positive net income for the prior fiscal year and plus 50% of Woodward’s net cash proceeds resulting from certain issuances of stock, subject to certain adjustments.

Woodward’s obligations under the Amended Revolver are guaranteed by Woodward FST, Inc., MPC Products Corporation and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

In connection with the Amended Revolver, Woodward incurred $2,185 in financing costs, which were deferred and will be amortized to “Interest expense” using the straight-line method over the life of the agreement. The remaining $100 of deferred financing costs incurred in connection with the prior $225,000 revolving credit facility were expensed in the first quarter of fiscal year 2012 and are included in “Interest expense” in the Consolidated Statement of Earnings.

On January 5, 2012, a Chinese subsidiary of Woodward entered into a local credit facility with the Hong Kong and Shanghai Banking Company under which it had the ability to borrow up to $5,000. On October 31, 2012, the local credit facility was increased by $17,700 to up to $22,700, or the local currency equivalent of $22,700. Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward. The Chinese subsidiary may utilize the local facility for cash borrowings to support its local operating cash needs. Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate. U.S. dollar borrowings on the credit facility are charged interest at the lenders cost of borrowing rate at the date of borrowing, plus a margin of 3%. At September 30, 2012, the Chinese subsidiary had no outstanding cash borrowings under this local credit facility.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There was $329 of borrowing outstanding as of September 30, 2012 and no borrowings outstanding as of September 30, 2011 from Woodward’s other foreign lines of credit and foreign overdraft facilities.

Note 13. Long-term debt

Long-term debt consisted of the following:

	At September 30,
	2012	2011
2008 Term loan – Variable rate of 1.47% at September 30, 2012, matures October 2013; unsecured	$41,875	$64,375
Series B notes – 5.63%, due October 2013; unsecured	100,000	100,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Senior notes – 6.39%, due October 2011; unsecured	—	10,714
Term notes – 5.95%, due June 2012; secured by land and buildings	—	157
Fair value hedge adjustment for unrecognized discontinued hedge gains	—	3

Total long-term debt	391,875	425,249
Less: current portion	(7,500)	(18,374)

Long-term debt, less current portion	$384,375	$406,875

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

Required future principal payments of outstanding long-term debt as of September 30, 2012 are as follows:

Year Ending September 30:
2013	$7,500
2014	134,375
2015	—
2016	107,000
2017	—
Thereafter	143,000

$391,875

The current portion of long-term debt included $3 at September 30, 2011 related to the fair value hedge adjustment for unrecognized discontinued hedge gains on certain interest rate swaps entered into in 2002 in connection with the issuance of the senior notes due in October 2011. The gain became fully amortized in the first quarter of fiscal year 2012.

The 2008 term loan and the Series B, C, D, E and F Notes (together, the “Notes”) are held by multiple institutions. The senior notes were paid-off and terminated, without penalty, in October 2011.

Woodward’s obligations under the 2008 term loan and the Notes are guaranteed by Woodward FST, Inc., MPC Products Corporation and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

Certain financial and other covenants under Woodward’s debt agreements contain customary restrictions on the operation of its business. In the event of non-compliance with these covenants, certain additional restrictions might apply, including restrictions on the Company’s ability to pay dividends or make distributions on its capital stock. Management believes that Woodward was in compliance with the covenants under the long-term debt agreements at September 30, 2012.

2008 Term Loan

In October 2008, Woodward entered into a term loan credit agreement (the “2008 Term Loan Credit Agreement”), by and among Woodward; the institutions from time to time parties thereto as lenders; and JPMorgan Chase Bank, National Association as administrative agent; which provides for an initial $150,000 unsecured term loan facility, and may, from time to time, be expanded by up to $50,000 of additional indebtedness, subject to the Company’s compliance with certain conditions and the lenders’ participation. The 2008 Term Loan Credit Agreement bears interest at LIBOR plus 1.00% to 2.25% and requires quarterly principal payments of $1,875 with a final principal payment of $34,375 due on October 1, 2013. The 2008 Term Loan Credit Agreement can be prepaid, or prepaid and terminated, without penalty.

The 2008 Term Loan Credit Agreement contains customary terms and conditions, including, among others, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell the Company’s assets, merge or consolidate with other persons, make certain investments, make certain restricted payments, and enter into material transactions with affiliates. In January 2012, Woodward made amendments to the 2008 Term Loan Credit Agreement that provided for certain changes to, among others, the affirmative, negative and financial covenants of the 2008 Term Loan Credit Agreement consistent with the covenant provisions in the Amended and Restated Revolver Agreement. The 2008 Term Loan Credit Agreement contains financial covenants requiring that (a) the Company’s ratio of consolidated net debt to Debt Covenant EBITDA, not exceed a ratio of 3.5:1.0 and (b) the Company have a minimum consolidated net worth of $725,000, plus 50% of net income for any fiscal year and 50% of the net proceeds of certain issuances of capital stock, in each case on a rolling four quarter basis. The 2008 Term Loan Credit Agreement also contains customary events of default, including certain cross-default provisions related to Woodward’s other outstanding debt arrangements in excess of $30,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.

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

Woodward’s obligations under the Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under the 2008 Term Loan Credit Agreement and revolving credit facility (see Note 12, Credit facilities and short-term borrowings).

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

The 2009 Note Purchase Agreement contains financial covenants requiring that Woodward’s (a) ratio of consolidated net debt to consolidated Debt Covenant EBITDA not exceed a ratio of 3.5:1.0 at any time on a rolling four quarter basis, and (b) consolidated net worth at all times equal or exceed $485,940 plus 50% of consolidated net earnings for each fiscal year beginning with the fiscal year ended September 30, 2009. Additionally, under the 2009 Note Purchase Agreement, Woodward may not permit the aggregate amount of priority debt to at any time exceed 20% of its consolidated net worth at the end of the then most recently ended fiscal quarter. Priority debt generally refers to certain unsecured debt of Woodward’s subsidiaries and all debt of Woodward and its subsidiaries secured by liens other than certain permitted liens.

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

Debt Issuance Costs

In connection with the Amended Revolver, Woodward incurred $2,185 in financing costs, which were deferred and will be amortized to “Interest expense” using the straight-line method over the life of the agreement. The remaining $100 of deferred financing costs incurred in connection with the prior $225,000 revolving credit facility were expensed in the first quarter of fiscal year 2012. During the fiscal year ended September 30, 2009, Woodward incurred $5,892 of debt issuance costs, which are being amortized using the effective interest method or patterns that approximate the effective interest method, over the term of the debt to which the costs relate. The related amortization is recognized as interest expense. Recognition of interest expense on the debt issuance costs associated with the 2009 term loan, which was paid-off in full and terminated in fiscal year 2010, were accelerated and the remaining unamortized amount of debt issuance costs associated with the 2009 term loan were recognized in fiscal year 2010. Amounts recognized as interest expense from the amortization of debt issuance costs were $1,074 in fiscal year 2012, $764 in fiscal year 2011, and $1,515 in fiscal year 2010. Woodward had $3,263 of unamortized debt issuance costs as of September 30, 2012 and $2,153 of unamortized debt issuance costs as of September 30, 2011. Amortization of debt issuance costs is included in operating activities in the Consolidated Statements of Cash Flows.

Note 14. Accrued liabilities

	At September 30,
	2012	2011
Salaries and other member benefits	$64,416	$70,965
Current portion of restructuring and other charges	1,101	2,489
Warranties	15,742	14,083
Interest payable	11,362	11,611
Accrued retirement benefits	2,702	2,560
Deferred revenues	7,232	8,160
Taxes, other than income	8,833	5,097
Other	20,796	18,551

	$132,184	$133,516

Warranties

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements. Accruals are established for specifically identified warranty issues that are probable to result in future costs. Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists. Changes in accrued product warranties for the fiscal years ended September 30, 2012 and September 30, 2011 were as follows:

	At September 30,
	2012	2011
Warranties, beginning of period	$14,083	$10,851
Increases to accruals related to warranties during the period	4,800	5,402
Increases due to acquisition of IDS	—	2,250
Settlements of amounts accrued	(2,843)	(4,403)
Foreign currency exchange rate changes	(298)	(17)

Warranties, end of period	$15,742	$14,083

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

During the three-months ended December 31, 2010, Woodward negotiated a lease settlement that was favorable in comparison to the previously recorded restructuring accrual established in purchase accounting in connection with the fiscal year 2009 acquisition of MPC. The resulting benefit of $103 was recorded as a non-cash charge to restructuring and a reduction to goodwill previously established at the time of the acquisition of MPC. During the three-months ended December 31, 2010, Woodward also modified its exit plan related to its Pacoima, California location. As a result, the Company intends to occupy and continue operating from the Pacoima location for a longer period than originally anticipated. Accordingly, Woodward has reduced the anticipated exit costs by $1,513 for the Pacoima location.

The summary of the activity in accrued restructuring charges during the fiscal years ended September 30, 2012 and 2011 is as follows:

	At September 30,
	2012	2011
Non-acquisition related restructuring charges:
Accrued restructuring charges, beginning of period	$365	$667
Payments	(257)	(279)
Non-cash adjustments	24	(22)
Foreign currency exchange rates	(2)	(1)

Accrued restructuring charges, end of period	$130	$365

Business acquisition restructuring charges:
Accrued restructuring charges, beginning of period	$2,544	$5,446
Payments	(180)	(705)
Non-cash adjustments	(516)	(2,197)

Accrued restructuring charges, end of period	$1,848	$2,544

Total restructuring charges	$1,978	$2,909

Other liabilities included the following amounts of accrued restructuring charges not expected to be settled within twelve months:

	At September 30,
	2012	2011
Non-current accrued restructuring charges	$877	$420

Note 15. Other liabilities

	At September 30,
	2012	2011
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$80,341	$61,994
Uncertain tax positions, net of offsetting benefits (Note 17)	15,061	14,078
Other	14,041	12,622

	$109,443	$88,694

Note 16. Other (income) expense, net

	Year Ended September 30,
	2012	2011	2010
Net (gain) loss on sale of assets	$16	$644	$(131)
Rent income	(504)	(576)	(515)
Net gain on investments in deferred compensation program	(1,052)	(31)	(520)
Net (income) expense recognized in earnings on foreign currency derivatives (Note 6)	—	1,612	(681)
Other	(40)	(61)	56

	$(1,580)	$1,588	$(1,791)

For additional information regarding “Net (income) expense recognized in earnings on foreign currency derivatives” refer to Note 6, Derivative instruments and hedging activities.

Note 17. Income taxes

Income taxes consisted of the following:

	Year Ended September 30,
	2012	2011	2010
Current:
Federal	$47,862	$48,041	$9,818
State	4,452	6,237	5,600
Foreign	11,594	9,743	13,112
Deferred
Federal	(9,632)	(8,680)	13,789
State	(200)	(552)	1,681
Foreign	2,142	543	(287)

	$56,218	$55,332	$43,713

Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2012	2011	2010
United States	$146,535	$149,744	$103,771
Other countries	51,272	37,823	51,104

	$197,807	$187,567	$154,875

Deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	At September 30,
	2012	2011
Deferred tax assets:
Retirement healthcare and early retirement benefits	$13,727	$12,417
Foreign net operating loss carryforwards	2,972	4,276
Inventory	14,770	18,194
Deferred compensation	16,451	14,223
Defined benefit pension	14,388	7,681
Other	20,503	21,054
Valuation allowance	(2,752)	(3,201)

Total deferred tax assets, net of valuation allowance	80,059	74,644

Deferred tax liabilities:
Goodwill and intangibles—net	(100,889)	(103,393)
Other	(8,727)	(8,500)

Total deferred tax liabilities	(109,616)	(111,893)

Net deferred tax liabilities	$(29,557)	$(37,249)

Woodward has recorded a deferred tax asset of $2,972 as of September 30, 2012, reflecting the benefit of $15,744 in foreign net operating loss carryforwards. These carryforwards will expire by 2019 and are currently offset by a 100% valuation allowance.

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

At September 30, 2012, Woodward has not provided for taxes on undistributed foreign earnings of $213,576 that it considers indefinitely reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward or any of Woodward’s subsidiaries located in the United States, or if Woodward sells its stock in the foreign subsidiaries. However, the Company believes that foreign tax credits would largely offset any income tax that might otherwise be due.

The reasons for the differences between Woodward’s effective income tax rate and the U.S. statutory federal income tax rate were as follows:

	Year Ended September 30,
	2012	2011	2010
Percent of pretax earnings
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	2.3	2.4
Foreign tax rate differences, including repatriation reserve change	(3.3)	(0.3)	(1.4)
Research credit	(0.8)	(2.7)	(0.5)
Retroactive extension of research credit	—	(2.1)	—
Domestic production activities deduction	(1.9)	(2.1)	(0.9)
Adjustment of tax issues for previous periods and audit settlements	(1.5)	(0.2)	(5.9)
Other items, net	(0.7)	(0.4)	(0.5)

Effective tax rate	28.4%	29.5%	28.2%

In determining the tax amounts in Woodward’s financial statements, estimates are sometimes used that are subsequently adjusted in the actual filing of tax returns or by updated calculations. Such adjustments resulted in net tax benefits of $2,813 and $497 and a net tax expense of $476 in fiscal years 2012, 2011 and 2010 respectively. In addition, Woodward occasionally has resolutions of tax issues with tax authorities related to prior years due to the conclusion of audits and the lapse of applicable statutes of limitations. The resolution of such matters and lapsing of such statutes resulted in net tax benefits of $1,130, $2,063 and $9,283 in fiscal years 2012, 2011 and 2010 respectively.

Income taxes for the year ended September 30, 2012 included a tax benefit of $3,326 related to a reduction in the anticipated amount of undistributed earnings of certain of Woodward’s foreign subsidiaries that were previously expected to be repatriated into the United States within the foreseeable future. This item is reflected in the “Foreign tax rate differences, including repatriation reserve change” line in the rate reconciliation above. Woodward now anticipates that a portion of those earnings will remain indefinitely invested outside the United States and has accordingly reversed the deferred tax liability associated with repatriating those earnings.

Income taxes for the fiscal year ended September 30, 2011 included an expense reduction of $3,908 related to the retroactive extension of the U.S. research and experimentation tax credit.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

Balance, September 30, 2009	$19,783
Tax positions related to the current year	1,734
Tax positions related to prior years	(7,320)
Lapse of applicable statute of limitations	(3,611)

Balance, September 30, 2010	10,586
Tax positions related to the current year	4,264
Tax positions related to prior years	3,160
Lapse of applicable statute of limitations	(1,079)

Balance, September 30, 2011	16,931
Tax positions related to the current year	1,444
Tax positions related to prior years	(169)
Lapse of applicable statute of limitations	(137)

Balance, September 30, 2012	$18,069

Worldwide gross unrecognized tax benefits recorded at the time of the IDS Acquisition were $3,517.

The amounts of unrecognized tax benefits that would impact Woodward’s effective tax rate if recognized, net of expected offsetting adjustments, were $15,061 at September 30, 2012 and $14,078 at September 30, 2011. At this time, Woodward estimates it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,190 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.

Woodward recognizes potential interest and penalties related to unrecognized tax benefits in tax expense. Woodward had accrued interest and penalties of the following:

	At September 30,
	2012	2011
Accrued interest and penalties	$1,701	$1,989

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

Note 18. Retirement benefits

Woodward provides various benefits to eligible members of the Company, including contributions to various defined contribution plans and multiemployer defined benefit plans, pension benefits associated with defined benefit plans, postretirement medical benefits and postretirement life insurance benefits. Eligibility requirements and benefit levels vary depending on employee location.

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

Most U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts. In February 2012, Woodward fulfilled the annual Woodward stock contribution obligation using shares held in treasury stock by issuing 209 shares of common stock for a total value of $9,335. In the second quarters of fiscal years 2011 and 2010, the annual Woodward stock contributions totaling $9,107 and $6,744, respectively, were funded by way of cash contributions to the Woodward Retirement Savings Plan, which then purchased shares of Woodward stock on the open market.

The amount of expense associated with defined contribution plans was as follows:

	Year Ended September 30,
	2012	2011	2010
Company costs	$18,296	$16,646	$16,223

Defined benefit plans

Woodward has defined benefit plans which provide pension benefits for certain retired employees in the United States, the United Kingdom, Japan and Switzerland. Approximately 950 current employees may receive future benefits under the plans and approximately 600 retired employees are eligible to receive future benefits or are currently receiving benefits. A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension plans.

In connection with the acquisition of IDS in the third quarter of fiscal year 2011 (see Note 4, Business acquisitions), Woodward assumed pension benefit obligations that contributed to increases in recognized expenses for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010.

Excluding the Woodward HRT Plan, the defined benefit plans in the United States were frozen in fiscal year 2007 and no additional employees may participate in the U.S. plans and no additional service costs will be incurred.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	2012	2011	2010
United States:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	4.10%	5.55%	5.85%
Rate of compensation increase	3.50	4.00	4.00

Weighted-average assumptions to determine periodic benefit costs for years ending September 30:
Discount rate	5.55	5.85	5.50
Rate of compensation increase	4.00	4.00	4.00
Long-term rate of return on plan assets	7.89	7.90	7.50

United Kingdom:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	4.60%	5.10%	4.90%
Rate of compensation increase	3.90	4.30	4.30

Weighted-average assumptions to determine periodic benefit costs for years ending September 30:
Discount rate	5.10	4.90	5.40
Rate of compensation increase	4.30	4.30	4.10
Long-term rate of return on plan assets	6.00	6.00	6.50

Japan:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	1.50%	1.50%	1.25%
Rate of compensation increase	2.00	2.00	2.00

Weighted-average assumptions to determine periodic benefit costs for years ending September 30:
Discount rate	1.50	1.25	1.75
Rate of compensation increase	2.00	2.00	2.50
Long-term rate of return on plan assets	2.80	3.00	3.30

Switzerland:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	1.75%	2.50%	n/a
Rate of compensation increase	2.00	2.00	n/a

Weighted-average assumptions to determine periodic benefit costs for years ending September 30:
Discount rate	2.50	3.00	n/a
Rate of compensation increase	2.00	2.00	n/a
Long-term rate of return on plan assets	2.50	3.00	n/a

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the United States, Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding. In fiscal year 2012, Woodward refined its existing estimation process for determining the discount rates in the United Kingdom and Japan and used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable, AA-rated bonds for each jurisdiction. In fiscal years 2011 and 2010, Woodward used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark in the United Kingdom, and Woodward used Standard & Poors AA-rated corporate bond yields (applicable for bonds over 10 years) as the benchmark in Japan. In Switzerland, Woodward used high quality swap rates plus a credit spread of 0.46% and 0.36%, in fiscal years 2012 and 2011 respectively, as high quality swaps are available in Switzerland at various durations and trade at higher volumes than bonds. Woodward’s assumed rates do not differ significantly from any of these benchmarks.

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

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	United States			Other Countries			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$3,530	$3,433	$3,647	$1,136	$992	$784	$4,666	$4,425	$4,431
Interest cost	5,816	5,646	4,890	2,280	2,284	2,261	8,096	7,930	7,151
Expected return on plan assets	(7,008)	(6,693)	(4,759)	(2,584)	(2,541)	(2,361)	(9,592)	(9,234)	(7,120)
Amortization of:
Transition obligation	—	—	—	—	—	86	—	—	86
Net (gains) losses	524	312	583	665	900	753	1,189	1,212	1,336
Net prior service (benefit) cost	75	75	(260)	(9)	(9)	(8)	66	66	(268)
Settlement costs	—	—	—	56	—	345	56	—	345
Curtailment costs	—	—	165	—	—	—	—	—	165

Net periodic (benefit) cost	$2,937	$2,773	$4,266	$1,544	$1,626	$1,860	$4,481	$4,399	$6,126

Settlements costs were expensed in the fiscal years 2012 and 2010 as a result of normal attrition among participants in the Company’s defined benefit plans in Switzerland and Japan. Woodward did not have any settlement costs in fiscal year 2011. Curtailment costs were associated with planned or actual workforce reduction actions.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$106,341	$97,786	$57,355	$56,657	$163,696	$154,443
Obligation assumed in IDS Acquisition	—	—	—	2,038	—	2,038
Service cost	3,530	3,433	1,136	992	4,666	4,425
Interest cost	5,816	5,646	2,280	2,284	8,096	7,930
Net actuarial (gains) losses	24,689	1,686	1,636	(3,498)	26,325	(1,812)
Contribution by participants	—	—	249	122	249	122
Benefits paid	(2,737)	(2,210)	(2,525)	(2,090)	(5,262)	(4,300)
Amounts paid by Company for Pension Protection Fund levy	—	—	(20)	(67)	(20)	(67)
Settlements	—	—	(330)	—	(330)	—
Foreign currency exchange rate changes	—	—	1,056	917	1,056	917

Projected benefit obligation at end of year	$137,639	$106,341	$60,837	$57,355	$198,476	$163,696

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$89,980	$85,128	$48,367	$43,539	$138,347	$128,667
Plan assets received in connection with IDS Acquisition	—	—	—	1,604	—	1,604
Actual return on plan assets	18,123	482	5,246	708	23,369	1,190
Contributions by the company	600	6,580	3,359	4,151	3,959	10,731
Contributions by plan participants	—	—	249	122	249	122
Benefits paid	(2,737)	(2,210)	(2,525)	(2,090)	(5,262)	(4,300)
Settlements	—	—	(330)	—	(330)	—
Foreign currency exchange rate changes	—	—	1,171	333	1,171	333

Fair value of plan assets at end of year	$105,966	$89,980	$55,537	$48,367	$161,503	$138,347

Net underfunded status at end of year	$(31,673)	$(16,361)	$(5,300)	$(8,988)	$(36,973)	$(25,349)

The Company’s defined benefit pension plans in the United Kingdom, Japan and Switzerland represented $43,074, $14,747 and $3,016, respectively, of the total projected benefit obligation at September 30, 2012 and $43,792, $9,883 and $1,862, respectively, of the total fair value of plan assets at September 30, 2012.

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

The following tables provide the amounts recognized in the statement of financial position and accumulated comprehensive income for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Amounts recognized in statement of financial position consist of:
Other non-current assets	$—	$—	$718	$—	$718	$—
Other non-current liabilities	(31,673)	(16,361)	(6,018)	(8,988)	(37,691)	(25,349)

Net underfunded status at end of year	$(31,673)	$(16,361)	$(5,300)	$(8,988)	$(36,973)	$(25,349)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service (benefit) cost	$1,442	$1,517	$(14)	$(24)	$1,428	$1,493
Unrecognized net (gains) losses	29,819	16,769	12,198	13,779	42,017	30,548

Total amounts recognized	31,261	18,286	12,184	13,755	43,445	32,041
Deferred taxes	(11,879)	(6,949)	(4,081)	(4,763)	(15,960)	(11,712)

Amounts recognized in accumulated other comprehensive income	$19,382	$11,337	$8,103	$8,992	$27,485	$20,329

The accumulated benefit obligations of the Company’s defined benefit pension plans in the United States and Other Countries were $123,869 and $57,494, respectively, at September 30, 2012 and $96,630 and $54,304, respectively, at September 30, 2011.

Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Year Ended September 30,
	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Net (gain) loss	$13,574	$7,897	$(1,026)	$(1,664)	$12,548	$6,233
Amortization of:
Net gains (losses)	(524)	(312)	(665)	(899)	(1,189)	(1,211)
Prior service benefit (cost)	(75)	(75)	9	9	(66)	(66)
Settlement loss	—	—	(56)	—	(56)	—
Foreign currency exchange rate changes	—	—	167	376	167	376

Total recognized in accumulated other comprehensive income	$12,975	$7,510	$(1,571)	$(2,178)	$11,404	$5,332

The amounts expected to be amortized from Accumulated Other Comprehensive Income and reported as a component of net periodic benefit cost during fiscal year 2013 is as follows:

	United	Other
	States	Countries	Total
Prior service (benefit) cost	$75	$(9)	$66
Net actuarial (gains) losses	1,374	506	1,880

Pension benefit payments are made from the assets of the pension plans. Using foreign exchange rates as of September 30, 2012 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

	United	Other
Year Ending September 30,	States	Countries	Total
2013	$3,631	$2,694	$6,325
2014	4,224	2,595	6,819
2015	4,831	2,911	7,742
2016	5,328	2,677	8,005
2017	5,926	2,908	8,834
2018 – 2022	39,900	15,746	55,646

Woodward expects its pension plan contributions in fiscal year 2013 will be $6,000 in the United States, $1,854 in the United Kingdom, $1,392 in Japan and $184 in Switzerland.

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

A pension oversight committee is assigned by the Company to each pension plan, excluding the pension plan in Switzerland which is a statutory plan. Among other responsibilities, each committee is responsible for all asset class allocation decisions. Asset class allocations, which are reviewed by the respective pension committee on at least an annual basis, are designed to meet or exceed certain market benchmarks which align with each plan’s investment objectives. In evaluating the asset allocation choices, consideration is given to the proper long-term level of risk for each plan, particularly with respect to the long-term nature of each plan’s liabilities, the impact of asset allocation on investment results and the corresponding impact on the volatility and magnitude of plan contributions and expense and the impact certain actuarial techniques may have on the plans’ recognition of investment experience. From time to time, the plans may move outside the prescribed asset class allocation in order to meet significant liabilities with respect to one or more individuals approaching retirement.

Risks associated with the plan assets include interest rate fluctuation risk, market fluctuation risk, risk of default by debt issuers, and liquidity risk. To manage these risks, the assets are managed by established, professional investment firms and performance is evaluated regularly by the Company’s pension oversight committee against specific benchmarks and each plan’s investment objectives. Liability management and asset class diversification are central to the Company’s risk management approach and overall investment strategy.

The assets of the U.S. plans are invested in actively managed mutual funds. The assets of the plan in Japan and the plan in the United Kingdom are invested in actively managed pooled investment funds. Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan, which mirrors a specific asset class within the associated target allocation. The assets of the plan in Switzerland are insured through an insurance contract that guarantees a federally mandated annual rate of return. Pension plan assets at September 30, 2012 and 2011 do not include any direct investment in Woodward’s common stock.

The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans. The actual allocations of pension plan assets and target allocation ranges by asset class, are as follows:

	At September 30,
	2012		2011
	Percentage	Target	Percentage	Target
	of Plan	Allocation	of Plan	Allocation
	Assets	Ranges	Assets	Ranges
United States:
Asset Class
Equity Securities	60.9%	39.8 - 79.8%	58.7%	39.7 - 79.7%
Debt Securities	38.9%	30.2 - 50.2%	41.1%	30.3 - 50.3%
Other	0.2%	0.0%	0.2%	0.0%

	100.0%		100.0%

United Kingdom:
Asset Class
Equity Securities	39.4%	30.0 - 50.0%	37.7%	40.0 - 60.0%
Debt Securities	60.6%	45.0 - 75.0%	62.2%	35.0 - 65.0%
Other	0.0%	0.0%	0.1%	0.0%

	100.0%		100.0%

Japan:
Asset Class
Equity Securities	40.5%	36.0 - 44.0%	39.9%	36.0 - 44.0%
Debt Securities	58.6%	55.0 - 63.0%	59.2%	55.0 - 63.0%
Other	0.9%	0.0 - 2.0%	0.9%	0.0 - 2.0%

	100.0%		100.0%

Switzerland:
Asset Class
Equity Securities	0.0%	0.0%	0.0%	0.0%
Debt Securities	0.0%	0.0%	0.0%	0.0%
Other	100.0%	100.0%	100.0%	100.0%

	100.0%		100.0%

Actual allocations to each asset class can vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.

The following table presents Woodward’s pension plan assets using the fair value hierarchy established by U.S. GAAP as of September 30, 2012.

	At September 30, 2012
	Level 1		Level 2		Level 3
	United	Other	United	Other	United	Other
	States	Countries	States	Countries	States	Countries	Total
Asset Category:
Cash and cash equivalents	$246	$96	$—	$—	$—	$—	$342
Mutual funds:
U.S. corporate bond fund	41,247	—	—	—	—	—	41,247
U.S. equity large cap fund	36,925	—	—	—	—	—	36,925
International equity large cap growth fund	27,548	—	—	—	—	—	27,548
Pooled funds:
Japanese equity securities	—	—	—	2,095	—	—	2,095
International equity securities	—	—	—	1,904	—	—	1,904
Japanese fixed income securities	—	—	—	4,316	—	—	4,316
International fixed income securities	—	—	—	1,478	—	—	1,478
Index linked U.K. equity fund	—	—	—	8,624	—	—	8,624
Index linked international equity fund	—	—	—	8,606	—	—	8,606
Index linked U.K. corporate bonds fund	—	—	—	15,634	—	—	15,634
Index linked U.K. government securities fund	—	—	—	3,946	—	—	3,946
Index linked U.K. long-term government securities fund	—	—	—	6,976	—	—	6,976
Insurance backed assets:
Insurance backed assets	—	—	—	—	—	1,862	1,862

Total assets	$105,966	$96	$—	$53,579	$—	$1,862	$161,503

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

Pension assets invested in pooled funds: The assets of the Company’s Japan and United Kingdom pension plans are invested in pooled investment funds, which include both equity and debt securities. The assets of the United Kingdom pension plan are invested in index-linked pooled funds which aim to replicate the movements of an underlying market index to which the fund is linked. Fair value of the pooled funds is based on the net asset value of shares held by the plan as reported by the fund sponsors. All pooled funds held by plans outside of the United States are considered to be invested in international equity and debt securities. Although the underlying securities may be largely domestic to the plan holding the investment assets, the underlying assets are considered international from the perspective of the Company.

Pension assets invested in insurance backed assets: A reputable Swiss insurer insures the assets of the Company’s Swiss pension plan. The insurance contract guarantees a federally mandated annual rate of return. The value of the plan assets is effectively the value of the insurance contract. The performance of the underlying assets held by the insurance company has no direct impact on the surrender value of the insurance contract. The insurance backed assets are not traded and therefore have no active market.

Changes in Level 3 pension plan assets consisted of the following:

For the Year Ended
September 30, 2012
Level 3 Assets
Fair value of Level 3 plan assets at beginning of year	$1,874
Actual return on plan assets	107
Contributions by the Company	165
Contributions by plan participants	222
Benefits paid	(106)
Settlements	(330)
Foreign currency exchange rate changes	(70)

Fair value of Level 3 plan assets at end of year $	1,862

Other postretirement benefit plans

Woodward provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits. Postretirement medical benefits are provided to certain current and retired employees and their covered dependants and beneficiaries in the United States and the United Kingdom. Benefits include the option to elect company provided medical insurance coverage to age 65 and a Medicare supplemental plan after age 65. Life insurance benefits are provided to certain retirees in the United States under frozen plans which are no longer available to current employees. A September 30 measurement date is utilized to value plan assets and obligations for Woodward’s other postretirement benefit plans.

The postretirement medical benefit plans, other than the plan assumed in the acquisition of HRT in fiscal year 2009, were frozen in fiscal year 2006 and no additional employees may participate in the plans. Generally, employees who had attained age 55 and had rendered 10 or more years of service before the plans were frozen were eligible for these postretirement medical benefits.

Certain participating retirees are required to contribute to the plans in order to maintain coverage. The plans provide postretirement medical benefits for approximately 1,000 retired employees and their covered dependants and beneficiaries and may provide future benefits to approximately 65 active employees and their covered dependants and beneficiaries, upon retirement, if the employees elect to participate. As the result of a plan amendment in fiscal year 2009, all the postretirement medical plans are fully insured for retirees who have attained age 65.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	2012	2011	2010
Weighted-average discount rate used to determine benefit obligation at September 30	4.11%	5.54%	5.84%

Weighted-average discount rate used to determine net periodic benefit cost for years ended September 30	5.54	5.84	5.50

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In the United States, Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding. In fiscal year 2012, Woodward refined its existing estimation process for determining the discount rates in the United Kingdom and used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable, AA-rated bonds. In fiscal years 2011 and 2010, Woodward used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark in the United Kingdom. Woodward’s assumed rate did not differ significantly from this benchmark.

Assumed healthcare cost trend rates at September 30, were as follows:

	2012	2011
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2018

Healthcare costs have generally trended upward in recent years, sometimes by amounts greater than 5%. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on projected fiscal year 2013 service and interest cost	$165	$(143)
Effect on accumulated postretirement benefit obligation at September 30, 2012	3,759	(3,270)

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	2012	2011	2010
Service cost	$70	$92	$120
Interest cost	1,798	1,974	2,081
Amortization of:
Net (gains) losses	91	128	189
Net prior service (benefit) cost	(550)	(871)	(1,249)

Net periodic (benefit) cost	$1,409	$1,323	$1,141

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits for the fiscal years ended September 30:

	Year Ended September 30,
	2012	2011
Changes in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$32,923	$37,222
Service cost	70	92
Interest cost	1,798	1,974
Premiums paid by plan participants	2,176	2,133
Net actuarial (gains) losses	5,412	(3,146)
Benefits paid	(4,846)	(5,349)
Foreign currency exchange rate changes	17	(3)

Accumulated postretirement benefit obligation at end of year	$37,550	$32,923

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Contributions by the company	2,670	3,216
Premiums paid by plan participants	2,176	2,133
Benefits paid	(4,846)	(5,349)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(37,550)	$(32,923)

The Company’s postretirement medical plan in the United Kingdom represents $548 of the total benefit obligation at September 30, 2012. The Company paid $45 in medical benefits to participants of the United Kingdom postretirement medical plan in fiscal year 2012.

The following tables provide the amounts recognized in the statement of financial position and accumulated comprehensive loss (income) for the postretirement plans:

	Year Ended September 30,
	2012	2011
Amounts recognized in statement of financial position consist of:
Accrued liabilities	$(2,639)	$(2,503)
Other non-current liabilities	$(34,911)	(30,420)

Funded status at end of year	$(37,550)	$(32,923)

Amounts recognized in accumulated other comprehensive loss (income) consist of:
Unrecognized net prior service (benefit) cost	$(951)	$(1,501)
Unrecognized net (gains) losses	$3,053	(2,272)

Total amounts recognized	2,102	(3,773)
Deferred taxes	(794)	1,437

Amounts recognized in accumulated other comprehensive loss (income)	$1,308	$(2,336)

Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2012 or September 30, 2011.

The accumulated benefit obligations of the Company’s postretirement plans were $37,550 and $32,923 at September 30, 2012 and 2011, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Year Ended September 30
	2012	2011
Net (gain) loss	$5,412	$(3,145)

Amortization of:
Net gains (losses)	(91)	(128)
Prior service benefit (cost)	550	871
Foreign currency exchange rate changes	4	—

Total recognized in accumulated other comprehensive loss (income)	$5,875	$(2,402)

Using foreign currency exchange rates as of September 30, 2012 and expected future service, it is anticipated that the future Company contributions to pay benefits, excluding participate contributions, will be as follows:

Year Ending September 30,
2013	$4,943
2014	4,940
2015	4,871
2016	4,840
2017	4,686
2018 – 2022	21,764

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan. The amounts of contributions associated with the multiemployer plans were as follows:

	Year Ended September 30,
	2012	2011	2010
Company contributions	$792	$757	$746

The plan in the Netherlands is a quasi-mandatory plan that covers all of our employees in the Netherlands and is part of the Dutch national pension system.

The Company may elect to withdraw from its multiemployer plan in Japan, although it has no plans to do so. If the Company elects to withdraw from the Japanese plan, it would incur a one-time contribution cost of between $1,500 and $2,000. Changes in Japanese regulations could trigger reorganization of or abolishment of the Japanese multiemployer plan, which could impact future funding levels.

Note 19. Stockholders’ equity

Common Stock

Holders of Woodward’s common stock are entitled to receive dividends when and as declared by the Board of Directors and have the right to one vote per share on all matters requiring stockholder approval.

Dividends declared and paid during the 2012, 2011 and 2010 fiscal years were:

	Year Ended September 30,
	2012	2011	2010
Dividends declared and paid	$21,351	$18,581	$17,085
Dividend per share amount	0.31	0.27	0.24

Stock Repurchase Program

In September 2007, the Board of Directors authorized the repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period ending in September 2010 (the “2007 Authorization”). Under the 2007 Authorization, Woodward purchased a total of 55 shares of its common stock with an aggregate purchase price of $1,515 in fiscal year 2010.

In July 2010, the Board of Directors terminated the 2007 Authorization and approved a new stock repurchase plan that authorizes the repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013 (the “2010 Authorization”). Woodward purchased a total of 1,132 shares with an aggregate purchase price of $44,110, 208 shares with an aggregate purchase price of $6,837, and 108 shares with an aggregate purchase price of $2,998 of its common stock under the 2010 Authorization in fiscal year 2012, fiscal year 2011, and fiscal year 2010, respectively.

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

Provisions governing the outstanding awards are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). The 2006 Plan was approved by stockholders and became effective on January 25, 2006. No further grants will be made under the 2002 Plan. The 2006 Plan made 7,410 stock shares available for grants made on or after January 25, 2006, to members and directors of the Company, subject to annual award limits as specified in the 2006 Plan. In October 2008, Woodward granted 70 shares of restricted stock from treasury stock shares to eligible management employees of MPC pursuant to the 2006 Plan. These shares became fully vested in fiscal year 2011. There were 3,769 stock shares available for future grants as of September 30, 2012.

Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2012	2011	2010
Employee stock-based compensation expense	$8,628	$6,590	$6,686

Stock options

Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, and generally with a four-year graded vesting schedule and term of 10 years.

The fair value of options granted was estimated on the date of grant using the Black-Scholes-Merton option-valuation model using the assumptions in the following table.

	Year Ended September 30,
	2012	2011	2010
Expected term	5.9 - 8.5 years	5.8 - 8.7 years	6.5 years
Estimated volatility	48.9% - 55.6%	48.0% - 54.0%	51.0%
Estimated dividend yield	0.7% - 1.1%	1.0% - 1.3%	1.4%
Risk-free interest rate	0.8% - 1.6%	1.8% - 2.6%	3.4%

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

The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2012	2011	2010
Weighted-average grant date fair value of options	$12.14	$15.00	$11.04

The following is a summary of the activity for stock option awards during the fiscal year ended September 30, 2012:

		Weighted-
		Average
	Number	Exercise Price
Balance at September 30, 2011	4,228	$20.12
Options granted	859	26.20
Options exercised	(454)	13.62
Options forfeited	(77)	26.92

Balance at September 30, 2012	4,556	21.79

Exercise prices of stock options outstanding as of September 30, 2012 range from $6.15 to $44.54.

Changes in nonvested stock options during the fiscal year ended September 30, 2012 were as follows:

		Weighted-
		Average
	Number	Exercise Price
Balance at September 30, 2011	1,368	$27.71
Options granted	859	26.20
Options vested	(483)	27.44
Options forfeited	(74)	26.92

Balance at September 30, 2012	1,670	27.07

At September 30, 2012, there was approximately $10,000 of total unrecognized compensation cost, which assumes a weighted average forfeiture rate of 6.4%, related to non-vested stock options, which Woodward expects to recognize over a weighted-average period of approximately 2.4 years.

Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2012, was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining Life	Intrinsic
	Number	Exercise Price	in Years	Value
Options outstanding	4,556	$21.79	5.6	$55,798
Options vested and exercisable	2,886	18.72	4.0	44,020
Options vested and expected to vest	4,441	21.63	5.5	55,047

Other information follows:

	Year Ended September 30,
	2012	2011	2010
Total fair value of stock options vested	$5,907	$5,587	$3,786
Total intrinsic value of options exercised	12,521	10,145	14,083
Cash received from exercises of stock options	6,180	4,402	6,084
Excess tax benefit realized from exercise of stock options	3,990	3,558	5,115

Note 20. Commitments and contingencies

Woodward has entered into operating leases for certain facilities and equipment with terms in excess of one year under agreements that expire at various dates. Some leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments. Future minimum rental payments required under these leases, excluding available option renewals, are as follows:

Year Ending September 30,
2013	$7,578
2014	6,014
2015	4,278
2016	3,219
2017	2,805
Thereafter	5,730

Total	$29,624

Rent expense for all operating leases totaled:

	Year Ended September 30,
	2012	2011	2010
Rent expense	$10,247	$10,159	$9,604

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

Year Ending September 30,
2013	$153,599
2014	4,754
2015	96
2016	—
2017	—
Thereafter	—

Total	$158,449

The U.S. Government, and other governments, may terminate any of Woodward’s government contracts (and, in general, subcontracts) at their convenience, as well as for default based on specified performance measurements. If any of Woodward’s government contracts were to be terminated for convenience, the Company generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of Woodward’s government contracts were to be terminated for Woodward’s default, the U.S. Government generally would pay only for the work accepted, and could require Woodward to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government could also hold Woodward liable for damages resulting from the default.

Woodward is currently involved in claims, pending or threatened litigation, other legal proceedings, investigations and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations. Woodward has accrued for individual matters that it believes are likely to result in a loss when ultimately resolved using estimates of the most likely amount of loss. Legal costs are expensed as incurred and are classified in “Selling, general and administrative expenses” on the Consolidated Statements of Earnings.

Woodward is partially self-insured in the United States for healthcare and worker’s compensation up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities.

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

Note 21. Segment information

Woodward serves the aerospace market and the energy market through its two reportable segments—Aerospace and Energy. Woodward uses reportable segment information internally to manage its business, including the assessment of business segment performance and decisions for the allocation of resources between segments.

The accounting policies of the reportable segments are the same as those of the Company. Woodward evaluates segment profit or loss based on internal performance measures for each segment in a given period. In connection with that assessment, Woodward excludes matters such as charges for restructuring costs, interest income and expense, and certain gains and losses from asset dispositions.

A summary of total segment net sales and consolidated earnings before income taxes follows:

	Year Ended September 30,
	2012	2011	2010
Segment external net sales:
Aerospace	$896,083	$843,032	$769,379
Energy	969,544	868,670	687,651

Total consolidated net sales	$1,865,627	$1,711,702	$1,457,030

Segment earnings:
Aerospace	$130,192	$129,502	$112,171
Energy	126,441	113,872	94,014

Total segment earnings	256,633	243,374	206,185
Nonsegment expenses	(33,365)	(30,942)	(22,434)
Interest expense, net	(25,461)	(24,865)	(28,876)

Consolidated earnings before income taxes	$197,807	$187,567	$154,875

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	At or for the year ended September 30,
	2012	2011	2010
Segment assets:
Aerospace	$1,059,754	$1,036,797	$994,868
Energy	605,842	569,929	461,900

Total segment assets	1,665,596	1,606,726	1,456,768
Unallocated corporate property, plant and equipment, net	15,763	8,556	6,111
Other unallocated assets	178,605	166,152	200,354

Consolidated total assets	$1,859,964	$1,781,434	$1,663,233

Segment depreciation and amortization:
Aerospace	$43,840	$50,167	$50,611
Energy	21,738	21,691	21,165

Total segment depreciation and amortization	65,578	71,858	71,776
Unallocated corporate amounts	3,039	3,535	3,840

Consolidated depreciation and amortization	$68,617	$75,393	$75,616

Segment capital expenditures:
Aerospace	$32,244	$34,007	$13,744
Energy	22,590	14,168	11,578

Total segment capital expenditures	54,834	48,175	25,322
Unallocated corporate amounts	10,066	80	2,782

Consolidated capital expenditures	$64,900	$48,255	$28,104

Sales to General Electric were made by all of Woodward’s reportable segments and totaled approximately 14% of net sales in fiscal year 2012, 14% of net sales in fiscal year 2011, and 15% of net sales in fiscal year 2010. Accounts receivable from General Electric totaled approximately 10% and 11% of accounts receivable at September 30, 2012 and 2011, respectively.

U.S. Government related sales from our reportable segments were as follows:

	Direct U.S.	Indirect U.S.	Total U.S.
	Government	Government	Government
	Sales	Sales	Related Sales
Fiscal year ended September 30, 2012
Aerospace	$78,075	$254,636	$332,711
Energy	3,904	7,228	11,132

Total net external sales	$81,979	$261,864	$343,843

Percentage of total net sales	4%	14%	18%

Fiscal year ended September 30, 2011
Aerospace	$67,116	$252,462	$319,578
Energy	3,448	7,530	10,978

Total net external sales	$70,564	$259,992	$330,556

Percentage of total net sales	4%	15%	19%

Fiscal year ended September 30, 2010
Aerospace	$62,287	$257,715	$320,002
Energy	3,355	5,294	8,649

Total net external sales	$65,642	$263,009	$328,651

Percentage of total net sales	5%	18%	23%

Accounts receivable from the U.S. Government totaled approximately 2% and 4% of accounts receivable at September 30, 2012 and 2011, respectively.

The customers who account for approximately 10% or more of sales to each of Woodward’s reporting segments for the fiscal year ended September 30, 2012 follow:

Customer
Aerospace	United Technologies, Boeing, General Electric
Energy	General Electric, Repower Systems AG, Caterpillar

External net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

	Year Ended September 30,
	2012	2011	2010
United States	$927,345	$874,791	$797,826
Europe (1)	542,753	473,054	377,094
Asia	288,738	264,493	191,761
Other countries	106,791	99,364	90,349

Consolidated external net sales	$1,865,627	$1,711,702	$1,457,030

(1)	External net sales to Germany accounted for 13%, 12%, and 12% of consolidated external net sales for the years ended September 30, 2012, 2011, and 2010, respectively.

Property, plant, and equipment, net by geographical area, as determined by the physical location of the assets, were as follows:

	At September 30,
	2012	2011
United States	$175,233	$149,295
Germany	26,964	28,385
Other countries	32,308	29,045

Consolidated property, plant and equipment	$234,505	$206,725

Note 22. Supplemental quarterly financial data (Unaudited)

Quarterly results for the fiscal years ended September 30, 2012 and September 30, 2011 follow:

	2012 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$407,896	$468,793	$460,241	$528,697
Gross margin (1)	123,486	146,301	130,790	161,706
Earnings before income taxes	40,176	54,038	37,708	65,885
Net Earnings:
Net earnings attributable to Woodward	28,416	38,751	28,302	46,120
Earnings per share attributable to Woodward:
Basic earnings per share attributable to Woodward	0.41	0.56	0.41	0.67
Diluted earnings per share attributable to Woodward	0.40	0.55	0.40	0.66
Cash dividends per share	0.07	0.08	0.08	0.08

	2011 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$365,075	$418,866	$438,467	$489,294
Gross margin (1)	103,898	126,346	134,026	149,279
Earnings before income taxes	31,475	46,487	50,855	58,750
Net Earnings:
Net earnings attributable to Woodward	22,399	32,090	36,056	41,690
Earnings per share attributable to Woodward:
Basic earnings per share attributable to Woodward	0.33	0.47	0.52	0.61
Diluted earnings per share attributable to Wooward	0.32	0.46	0.51	0.60
Cash dividends per share	0.06	0.07	0.07	0.07

Notes:

1.	Gross margin represents net sales less cost of goods sold excluding amortization expense.

Quarterly results by segment for the fiscal years end September 30, 2012 and September 30, 2011 follow:

	2012 Fiscal Quarters
	First	Second	Third	Fourth
External net sales:
Aerospace	$193,226	$224,337	$214,474	$264,046
Energy	$214,670	244,456	245,767	264,651

Total	$407,896	$468,793	$460,241	$528,697

Segment earnings:
Aerospace	$27,060	$33,681	$21,536	$47,915
Energy	26,725	34,334	31,205	34,177

Total	$53,785	$68,015	$52,741	$82,092

Earnings reconciliation:
Total segment earnings	$53,785	$68,015	$52,741	$82,092
Nonsegment expenses	(7,427)	(7,509)	(8,687)	(9,742)
Interest expense, net	(6,182)	(6,468)	(6,346)	(6,465)

Consolidated earnings before income taxes	$40,176	$54,038	$37,708	$65,885

	2011 Fiscal Quarters
	First	Second	Third	Fourth
External net sales:
Aerospace	$181,144	$204,945	$215,242	$241,701
Energy	183,931	213,921	223,225	247,593

Total	$365,075	$418,866	$438,467	$489,294

Segment earnings:
Aerospace	$19,914	$33,241	$35,402	$40,945
Energy	24,503	26,941	29,251	33,177

Total	$44,417	$60,182	$64,653	$74,122

Earnings reconciliation:
Total segment earnings	$44,417	$60,182	$64,653	$74,122
Nonsegment expenses	(6,564)	(7,481)	(7,554)	(9,343)
Interest expense, net	(6,378)	(6,214)	(6,244)	(6,029)

Consolidated earnings before income taxes	$31,475	$46,487	$50,855	$58,750

WOODWARD, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2012, 2011, and 2010

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year 2012	$2,322	$4,139	$1,074	$(318)	$7,217
Fiscal year 2011	2,228	1,028	159	(1,093)	2,322
Fiscal year 2010	2,660	431	74	(937)	2,228

Notes:

(a)	Includes recoveries of accounts previously written off.
(b)	Represents accounts written off and foreign currency exchange rate adjustments. Currency translation adjustments resulted in a increase in the reserve of $4 in fiscal year 2012, a decrease in the reserve of $69 in fiscal year 2011, and a decrease in the reserve of $37 in fiscal year 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Furthermore, there have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012, the end of the Company’s most recent fiscal year.

Deloitte & Touche, LLP, an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2012, as stated in their report included in “Item 9A. – Controls and Procedures.”

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

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Woodward, Inc.

Fort Collins, Colorado

We have audited the internal control over financial reporting of Woodward, Inc. and subsidiaries (the “Company”) as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2012 of the Company and our report dated November 15, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 15, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees – Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held January 23, 2013 and is incorporated herein by reference.

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

Information regarding executive compensation is under the captions “Board Meetings and Committees – Director Compensation,” “Board Meetings and Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 23, 2013, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Woodward Stock,” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 23, 2013, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees – Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held January 23, 2013 is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders – Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders – Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 23, 2013, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number in Form 10-K

(a)	(1)	Consolidated Financial Statements:

		Report of Independent Registered Public Accounting Firm	49

		Consolidated Statements of Earnings for the fiscal years ended September 30, 2012, 2011, and 2010	50

		Consolidated Statements of Comprehensive Earnings for the fiscal years ended September 30, 2012, 2011, and 2010	51

		Consolidated Balance Sheets at September 30, 2012 and 2011	52

		Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2012, 2011, and 2010	53

		Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2012, 2011, and 2010	54

		Notes to Consolidated Financial Statements	55

(a)	(2)	Consolidated Financial Statement Schedules –

		Valuation and Qualifying Accounts	106

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a)	(3)	Exhibits Filed as Part of This Report:

	3.1	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

	3.2	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

	3.3	Certificate of Amendment of the Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011 and incorporated herein by reference

	3.4	Bylaws of Woodward, Inc., as amended and restated on January 26, 2011, filed as Exhibit 3.2 to Current Report on Form 8-K filed January 28, 2011 and incorporated herein by reference

†	10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000 (File No. 000-08408) and incorporated herein by reference

†	10.2	Summary Description of Management Incentive Plan, filed as Exhibit 10.2 to Annual Report on Form 10-K filed November 18, 2010 and incorporated herein by reference.

†	10.3	2002 Stock Option Plan, effective January 1, 2002, filed as Exhibit 10(iii) to Quarterly Report on Form 10-Q filed May 9, 2002 (File No. 000-08408) and incorporated herein by reference

†	10.4	Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Annual Report on Form 10-K filed December 9, 2002 (File No. 000-08408) and incorporated herein by reference

*†	10.5	Summary of Non-Employee Director Meeting Fees and Compensation, filed as an exhibit

†	10.6	Material Definitive Agreement with Thomas A. Gendron, filed as Exhibit 10.9 to Annual Report on Form 10-K filed November 20, 2009 and incorporated herein by reference

†	10.7	Material Definitive Agreement with Robert F. Weber, Jr., filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 20, 2009 and incorporated herein by reference

†	10.8	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006 (File No. 333-133640) and incorporated herein by reference

†	10.9	Amendment No. 1 to the Woodward, Inc. 2006 Omnibus Incentive Plan, effective as of January 26, 2011, filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 16, 2011 and incorporated herein by reference

†	10.10	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Quarterly Report on Form 10-Q filed July 25, 2007 and incorporated herein by reference

†	10.11	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Current Report on Form 8-K filed November 21, 2007 and incorporated herein by reference

*†	10.12	Form of Non-Qualified Stock Option Agreement, filed as an exhibit

	10.13	Third Amended and Restated Credit Agreement, dated as of January 4, 2012, filed as Exhibit 10.1 to Current Report on Form 8-K filed January 10, 2012 and incorporated herein by reference

*†	10.14	Summary of Executive Officer Compensation, filed as an exhibit

†	10.15	Dennis Benning Post Retirement Relocation Agreement, filed as Exhibit 10.17 to Annual Report on Form 10-K filed November 29, 2007 and incorporated herein by reference

†	10.16	Dennis Benning Promotion Letter dated October 1, 2008, filed as Exhibit 10.18 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

†	10.17	Chad Preiss Promotion Letter dated October 1, 2008, filed as Exhibit 10.19 to Annual Report on Form 10-K filed November 20, 2008 and incorporated herein by reference

	10.18	Term Loan Credit Agreement, dated October 1, 2008, by and among Woodward Governor Company, the institutions from time to time parties thereto as lenders and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

	10.19	Note Purchase Agreement, dated October 1, 2008, by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 7, 2008 and incorporated herein by reference

	10.20	Amendment No. 1 to Term Loan Credit Agreement, dated as of March 30, 2009, by and among Woodward Governor Company, the financial institutions party to credit agreement referenced therein, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed April 23, 2009 and incorporated herein by reference

	10.21	Amendment No. 2 to Term Loan Credit Agreement, dated as of January 4, 2012, by and among Woodward, Inc., the financial institutions party to the credit agreement referenced therein, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to Current Report on Form 8-K filed January 10, 2012 and incorporated herein by reference

	10.22	Note Purchase Agreement, dated April 3, 2009, by and among Woodward Governor Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed April 8, 2009 and incorporated herein by reference

†	10.23	Form of Change in Control Agreement for the Company’s principal executive officer and principal financial officer, filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 18, 2009 and incorporated herein by reference

†	10.24	Form of Change in Control Agreement for the Company’s named executive officers other than the Company’s principal executive officer and principal financial officer, filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 18, 2009 and incorporated herein by reference

†	10.25	Executive Benefit Plan, as amended and restated, filed as Exhibit 10.27 to Annual Report on Form 10-K filed November 18, 2010 (File No. 000-08408) and incorporated herein by reference

†	10.26	Dennis Benning Confirmation of Assignment Extension Letter dated November 17, 2010, filed as exhibit 10.28 to Annual Report on Form 10-K filed November 18, 2010 (Filed No. 000-08408) and incorporated herein by reference

†	10.27	James D. Rudolph Promotion Letter, dated February 10, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 27, 2011 and incorporated herein by reference

†	10.28	Mr. Martin V. Glass employment letter, dated April 27, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 26, 2011 and incorporated herein by reference

†	10.29	Sagar Patel employment letter, dated June 17, 2011, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed July 26, 2011 and incorporated herein by reference

*†	10.30	Gerhard Lauffer Supplemental Agreement, dated September 25, 2012, filed as an exhibit

†	10.31	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2008, filed as Exhibit 99.1 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference

†	10.32	Amendment No. 1 to the Woodward Retirement Savings Plan, dated as of April 21, 2010, filed as Exhibit 99.2 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference

†	10.33	Amendment No. 2 to the Woodward Retirement Savings Plan, dated as of April 21, 2009, filed as Exhibit 99.3 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference

†	10.34	Amendment No. 3 to the Woodward Retirement Savings Plan, dated as of November 8, 2009, filed as Exhibit 99.4 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference

†	10.35	Amendment No. 4 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.5 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference

†	10.36	Amendment No. 5 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.6 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference

†	10.37	Amendment No. 6 to the Woodward Retirement Savings Plan, dated as of November 8, 2011, filed as Exhibit 99.7 to Registration Statement on Form S-8 filed January 31, 2012 and incorporated herein by reference

*	21.1	Subsidiaries, filed as an exhibit

*	23.1	Consent of current Independent Registered Public Accounting Firm, filed as an exhibit

*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as an exhibit

*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as an exhibit

*	32.1	Section 1350 certifications, filed as an exhibit

*	101.INS	XBRL Instance Document.

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed as an exhibit
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.

Date: November 15, 2012	/S/ THOMAS A. GENDRON
THOMAS A. GENDRON
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 15, 2012	/s/ ROBERT F. WEBER, JR.

Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Cohn	Director	November 15, 2012
John D. Cohn

/s/ Paul Donovan	Director	November 15, 2012
Paul Donovan

/s/ Thomas A. Gendron	Chairman of the Board	November 15, 2012
Thomas A. Gendron	and Director

/s/ John A. Halbrook	Director	November 15, 2012
John A. Halbrook

/s/ Michael H. Joyce	Director	November 15, 2012
Michael H. Joyce

/s/ Mary L. Petrovich	Director	November 15, 2012
Mary L. Petrovich

/s/ Larry E. Rittenberg	Director	November 15, 2012
Larry E. Rittenberg

/s/ James R. Rulseh	Director	November 15, 2012
James R. Rulseh

/s/ Ronald M. Sega	Director	November 15, 2012
Ronald M. Sega

/s/ Gregg C. Sengstack	Director	November 15, 2012
Gregg C. Sengstack

/s/ Michael T. Yonker	Director	November 15, 2012
Michael T. Yonker

WOODWARD, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2012, 2011, and 2010

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other	Deductions	Balance at
Description	Year	Expenses	Accounts (a)	(b)	End of Year
Allowance for doubtful accounts:
Fiscal year 2012	$2,322	$4,139	$1,074	$(318)	$7,217
Fiscal year 2011	2,228	1,028	159	(1,093)	2,322
Fiscal year 2010	2,660	431	74	(937)	2,228

Notes:

(a)	Includes recoveries of accounts previously written off.
(b)	Represents accounts written off and foreign currency exchange rate adjustments. Currency translation adjustments resulted in a increase in the reserve of $4 in fiscal year 2012, a decrease in the reserve of $69 in fiscal year 2011, and a decrease in the reserve of $37 in fiscal year 2010.