Form 10-Q
period 2012-12-31
Woodward, Inc.
filed 2013-01-23
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-8408

WOODWARD, INC.

(Exact name of registrant as specified in its charter)

Delaware36-1984010

(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of January 18, 2013,  68,684,754 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended
	December 31,
	2012	2011

Net sales	$408,339	$407,896
Costs and expenses:
Cost of goods sold	289,573	284,410
Selling, general and administrative expenses	36,418	38,570
Research and development costs	30,018	30,794
Amortization of intangible assets	7,667	8,258
Interest expense	6,456	6,308
Interest income	(68)	(126)
Other (income) expense, net (Note 15)	(262)	(494)
Total costs and expenses	369,802	367,720
Earnings before income taxes	38,537	40,176
Income tax expense	11,169	11,760
Net earnings	$27,368	$28,416

Earnings per share (Note 3):
Basic earnings per share	$0.40	$0.41
Diluted earnings per share	$0.39	$0.40

Weighted Average Common Shares Outstanding (Note 3):
Basic	68,461	68,919
Diluted	69,713	70,393
Cash dividends per share paid to Woodward common stockholders	$0.08	$0.07

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended
	December 31,
	2012	2011

Net earnings	$27,368	$28,416
Other comprehensive earnings:
Foreign currency translation adjustments	4,451	(8,381)
Taxes on changes on foreign currency translation adjustments	612	945
	5,063	(7,436)
Reclassification of realized losses on derivatives to earnings	43	45
Taxes on changes on derivative transactions	(17)	(17)
	26	28
Minimum retirement benefit liability foreign currency
exchange rate changes	237	31
Total comprehensive earnings	$32,694	$21,039

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$69,456	$61,829
Accounts receivable, less allowance for losses of $7,315 and $7,217, respectively	300,062	354,386
Inventories	445,672	398,229
Income taxes receivable	5,949	7,485
Deferred income tax assets	41,146	40,277
Other current assets	35,702	41,271
Total current assets	897,987	903,477
Property, plant and equipment, net	265,497	234,505
Goodwill	544,393	461,374
Intangible assets, net	307,143	235,563
Deferred income tax assets	8,667	9,129
Other assets	25,130	15,916
Total assets	$2,048,817	$1,859,964
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$-	$329
Current portion of long-term debt	140,000	7,500
Accounts payable	112,183	124,914
Income taxes payable	16,863	14,141
Deferred income tax liabilities	800	800
Accrued liabilities	97,738	132,184
Total current liabilities	367,584	279,868
Long-term debt, less current portion	450,000	384,375
Deferred income tax liabilities	76,217	78,163
Other liabilities	115,386	109,443
Total liabilities	1,009,187	851,849
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	98,851	97,826
Accumulated other comprehensive loss	(6,397)	(11,723)
Deferred compensation	4,386	4,344
Retained earnings	1,091,705	1,069,811
	1,188,651	1,160,364
Treasury stock at cost, 4,392 shares and 4,536 shares, respectively	(144,635)	(147,905)
Treasury stock held for deferred compensation, at cost, 277 shares and 276 shares, respectively	(4,386)	(4,344)
Total stockholders' equity	1,039,630	1,008,115
Total liabilities and stockholders' equity	$2,048,817	$1,859,964

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$27,368	$28,416
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,941	18,427
Net (gain) loss on sales of assets	(1)	8
Stock-based compensation	3,438	3,647
Excess tax benefits from stock-based compensation	(2,088)	(1,691)
Deferred income taxes	(2,058)	917
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	43	45
Changes in operating assets and liabilities:
Accounts receivable	71,423	43,739
Inventories	(15,543)	(29,436)
Accounts payable and accrued liabilities	(63,756)	(57,839)
Current income taxes	6,155	2,209
Retirement benefit obligations	(2,185)	(1,166)
Other	(763)	(4,948)
Net cash provided by operating activities	39,974	2,328
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(29,894)	(17,254)
Proceeds from sale of assets	11	60
Business acquisitions, net of cash acquired	(198,860)	-
Net cash used in investing activities	(228,743)	(17,194)
Cash flows from financing activities:
Cash dividends paid	(5,474)	(4,823)
Proceeds from sales of treasury stock	876	2,211
Payments for repurchases of common stock	-	(4,663)
Excess tax benefits from stock compensation	2,088	1,691
Borrowings on revolving lines of credit and short-term borrowings	15,000	74,821
Payments on revolving lines of credit and short-term borrowings	(15,329)	(64,858)
Proceeds from issuance of long-term debt	200,000	-
Payments of long-term debt	(1,875)	(12,589)
Net cash provided by (used in) financing activities	195,286	(8,210)
Effect of exchange rate changes on cash and cash equivalents	1,110	(1,083)
Net change in cash and cash equivalents	7,627	(24,159)
Cash and cash equivalents at beginning of period	61,829	74,539
Cash and cash equivalents at end of period	$69,456	$50,380

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2011	-	72,960	(4,070)	(315)	$106	$81,453	$22,103	$(484)	$(17,993)	$3,626	$4,581	$949,573	$(115,661)	$(4,581)	$919,097
Net earnings	-	-	-	-	-	-	-	-	-	-	-	28,416	-	-	28,416
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(4,823)	-	-	(4,823)
Purchases of treasury stock	-	-	(122)	-	-	-	-	-	-	-	-	-	(4,663)	-	(4,663)
Sales of treasury stock	-	-	186	-	-	(683)	-	-	-	-	-	-	2,849	-	2,166
Tax benefit attributable to exercise of stock options	-	-	-	-	-	1,691	-	-	-	-	-	-	-	-	1,691
Stock-based compensation	-	-	-	-	-	3,647	-	-	-	-	-	-	-	-	3,647
Purchases of stock by deferred compensation plan	-	-	1	(1)	-	28	-	-	-	-	72	-	18	(72)	46
Distribution of stock from deferred compensation plan	-	-	-	2	-	-	-	-	-	-	(11)	-	-	11	-
Foreign currency translation adjustments	-	-	-	-	-	-	(8,381)	-	-	(8,381)	-	-	-	-	(8,381)
Reclassification of unrecognized derivative losses to earnings	-	-	-	-	-	-	-	45	-	45	-	-	-	-	45
Minimum retirement benefits liability adjustments	-	-	-	-	-	-	-	-	31	31	-	-	-	-	31
Taxes on changes in accumulated other comprehensive earnings	-	-	-	-	-	-	945	(17)	-	928	-	-	-	-	928
Balances as of December 31, 2011	-	72,960	(4,005)	(314)	$106	$86,136	$14,667	$(456)	$(17,962)	$(3,751)	$4,642	$973,166	$(117,457)	$(4,642)	$938,200

Balances as of October 1, 2012	-	72,960	(4,536)	(276)	$106	$97,826	$17,447	$(376)	$(28,794)	$(11,723)	$4,344	$1,069,811	$(147,905)	$(4,344)	$1,008,115
Net earnings	-	-	-	-	-	-	-	-	-	-	-	27,368	-	-	27,368
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(5,474)	-	-	(5,474)
Purchases of treasury stock	-	-	(109)	-	-	-	-	-	-	-	-	-	(3,978)	-	(3,978)
Sales of treasury stock	-	-	252	-	-	(4,509)	-	-	-	-	-	-	7,236	-	2,727
Tax benefit attributable to exercise of stock options	-	-	-	-	-	2,088	-	-	-	-	-	-	-	-	2,088
Stock-based compensation	-	-	-	-	-	3,438	-	-	-	-	-	-	-	-	3,438
Purchases of stock by deferred compensation plan	-	-	1	(1)	-	8	-	-	-	-	43	-	12	(43)	20
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(1)	-	-	1	-
Foreign currency translation adjustments	-	-	-	-	-	-	4,451	-	-	4,451	-	-	-	-	4,451
Reclassification of unrecognized derivative losses to earnings	-	-	-	-	-	-	-	43	-	43	-	-	-	-	43
Minimum retirement benefits liability adjustments	-	-	-	-	-	-	-	-	237	237	-	-	-	-	237
Taxes on changes in accumulated other comprehensive earnings	-	-	-	-	-	-	612	(17)	-	595	-	-	-	-	595
Balances as of December 31, 2012	-	72,960	(4,392)	(277)	$106	$98,851	$22,510	$(350)	$(28,557)	$(6,397)	$4,386	$1,091,705	$(144,635)	$(4,386)	$1,039,630

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2012 and for the three-months ended December 31, 2012 and December 31, 2011, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2012, and the statements of earnings, comprehensive earnings, cash flows, and changes in the statement of stockholders’ equity for the periods presented herein.  The Condensed Consolidated Balance Sheet as of September 30, 2012 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended.  The results of operations for the three-months ended December 31, 2012 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements included herein.  Significant estimates in these Condensed Consolidated Financial Statements include allowances for losses on receivables, net realizable value of inventories, warranty reserves, cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, valuation of identifiable intangible assets and goodwill, income tax and valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees and board members, and contingencies.  Actual results could vary materially from Woodward’s estimates.

Note 2.  Recent accounting pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

      In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.”  ASU 2011-08 allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to its carrying amount including goodwill, must be followed.  If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required.  A company may choose to use the qualitative assessment on none, some, or all if its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; fiscal 2013 for Woodward.  The adoption of ASU 2011-08 is not expected to have a material impact on Woodward’s Consolidated Financial Statements.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended December 31,
	2012	2011
Numerator:
Net earnings	$27,368	$28,416
Denominator:
Basic shares outstanding	68,461	68,919
Dilutive effect of stock options	1,252	1,474
Diluted shares outstanding	69,713	70,393
Income per common share:
Basic earnings per share	$0.40	$0.41
Diluted earnings per share	$0.39	$0.40

The following stock option grants were outstanding during the three-months ended December 31, 2012 and 2011, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended December 31,
	2012	2011
Options	68	638
Weighted-average option price	$37.20	$32.11

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended December 31,
	2012	2011
Weighted-average treasury stock shares held for deferred compensation obligations	276	315

Note 4.  Business acquisitions

Duarte Business Acquisition

On December 27, 2012, Woodward entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with GE Aviation Systems LLC (the “Seller”) and General Electric Company for the acquisition of substantially all of the assets and certain liabilities related to the Seller’s thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”) for an aggregate purchase price of $200,000.  The sale was completed on December 28, 2012 and based on customary purchase price adjustments, Woodward paid cash at closing in the amount of $198,900.

The Duarte Business develops and manufactures motion control technologies and platforms, more specifically thrust reverser actuation systems.  The Duarte Business employs approximately 350 people and serves customers such as Airbus, Boeing, General Electric, Safran and the U.S. Government.  Its products are used primarily on commercial aircraft such as the Boeing 737, 747 and 777, and the Airbus A320.  The Duarte Business will be integrated into Woodward’s Aerospace segment.

The Company believes the Duarte Business provides it with expanded motion control technologies and platforms, and that there will be operating synergies and significant opportunities to share technologies and leverage the customer base.  Goodwill recorded in connection with the acquisition of the Duarte Business, which is deductible for income tax purposes, represents the estimated value of such future opportunities, the value of potential expansion with new customers, the opportunity to further develop sales opportunities with new and acquired Duarte Business customers, and other synergies expected to be achieved through the integration of the Duarte Business into Woodward’s Aerospace segment.

The preliminary purchase price of the Duarte Business is as follows:

Cash paid to Seller	$198,900
Less cash acquired	(40)
Total preliminary purchase price	$198,860

The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting in accordance with ASC Topic 805, Business Combinations.  Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  The Company’s preliminary allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

Due to the timing of the transaction, Woodward is currently in the process of finalizing valuations of current assets, property, plant and equipment (including estimated useful lives), goodwill, intangible assets (including estimated useful lives), and all current and noncurrent liabilities.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of the Duarte Business:

Current assets	$49,234
Property, plant, and equipment	14,264
Goodwill	81,898
Intangible assets	78,900
Total assets acquired	224,296
Other current liabilities	17,353
Other noncurrent liabilities	8,083
Total liabilities assumed	25,436
Net assets acquired	$198,860

In connection with the acquisition of the Duarte Business, Woodward did not assume the postretirement benefit obligations of the Duarte Business’ defined benefit pension plan.  Under the terms of the Asset Purchase Agreement, Woodward is obligated to establish a new defined benefit pension plan for the Duarte Business employees who were beneficiaries of the Seller’s defined benefit pension plan.  Woodward’s new defined benefit pension plan will provide for similar benefits as those provided by the Seller.

A summary of the intangible assets acquired, weighted-average useful lives, and amortization methods follows:

	Estimated Amounts	Weighted-Average Useful Life		Amortization Method
Customer relationships and contracts	$67,000	20	years	Straight-line
Process technology	4,600	25	years	Straight-line
Backlog	7,300	3	years	Accelerated
Total	$78,900	19	years

Future amortization expense associated with the acquired intangibles is expected to be:

Year Ending September 30:
2013 (remaining)	$6,057
2014	5,602
2015	4,005
2016	3,663
2017	3,663
Thereafter	55,910
$78,900

Pro forma results for Woodward giving effect to the acquisition of the Duarte Business

The following unaudited pro forma financial information presents the combined results of operations of Woodward and the Duarte Business as if the acquisition had occurred as of October 1, 2011, the beginning of fiscal 2012.  The pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the borrowings used to finance it had taken place at the beginning of fiscal 2012.  The pro forma information combines the historical results of Woodward with the historical results of the Duarte Business for that period.

Prior to the acquisition of the Duarte Business,  the Duarte Business was a wholly owned business of the Seller, and as such was not a stand-alone entity for financial reporting purposes.  Accordingly, the historical operating results of the Duarte Business may not be indicative of the results that might have been achieved, historically or in the future, if the Duarte Business had been a stand-alone entity.  The unaudited pro forma results for the three-month periods ended December 31, 2012 and December 31, 2011 include amortization charges for acquired intangible assets, adjustments for depreciation expense for property, plant and equipment, transaction costs incurred, adjustments to interest expense, and related tax effects.

The unaudited pro forma results for the three-month periods ended December 31, 2012 and December 31, 2011, compared to the actual results reported in these Condensed Consolidated Financial Statements, follow:

	Three-Months Ended December 31, 2012		Three-Months Ended December 31, 2011
	As reported	Pro forma	As reported	Pro forma
Net sales	$408,339	$438,739	$407,896	$432,015
Net earnings	27,368	28,153	28,416	23,987
Earnings per share:
Basic earnings per share	$0.40	$0.41	$0.41	$0.35
Diluted earnings per share	0.39	0.40	0.40	0.34

These pro forma results do not reflect the favorable impact of various long-term agreements with customers of the Duarte Business that were recently renegotiated by the Seller prior to the acquisition and effective on or before January 1, 2013. Collectively, the renegotiation of the agreements would have had a significant positive impact on prior operating results of the Duarte Business if implemented earlier.

The Company incurred transaction costs of $1,707 for the three-months ended December 31, 2012, which are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings.  Due to the timing of the acquisition, there were no net sales or operating expenses from the Duarte Business included in the Condensed Consolidated Statements of Earnings in the first quarter of fiscal 2013.

Note 5.  Financial instruments and fair value measurements

The estimated fair values of Woodward’s financial instruments were as follows:

	At December 31, 2012		At September 30, 2012
	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Cash and cash equivalents	$69,456	$69,456	$61,829	$61,829
Investments in deferred compensation program	7,977	7,977	7,316	7,316
Short-term borrowings	-	-	(329)	(329)
Long-term debt, including current portion	(637,340)	(590,000)	(443,827)	(391,875)

The fair values of cash and cash equivalents, which include investments in money market funds and reverse repurchase agreements for the overnight investment of excess cash in U.S. Government and government agency obligations, are assumed to be equal to their carrying amounts.  Cash and cash equivalents have short-term maturities and market interest rates.  Woodward’s cash and cash equivalents include funds deposited or invested in the United States and overseas that are not insured by the Federal Deposit Insurance Corporation (“FDIC”).   Woodward believes that its deposited and invested funds are held by or invested with creditworthy financial institutions or counterparties.

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

	December 31,	September 30,
	2012	2012

Weighted-average interest rate used to estimate fair value	2.1%	2.1%

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of December 31, 2012 or September 30, 2012.

	At December 31, 2012				At September 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$61,168	$-	$-	$61,168	$32,688	$-	$-	$32,688
Investments in money market funds	8,288	-	-	8,288	29,141	-	-	29,141
Equity securities	7,977	-	-	7,977	7,316	-	-	7,316
Total financial assets	$77,433	$-	$-	$77,433	$69,145	$-	$-	$69,145

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

      Equity securities: Woodward holds marketable equity securities, through investments in various mutual funds, related to its deferred compensation program.  Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities.  The trading securities are reported at fair value, with realized gains and losses recognized in earnings.  The trading securities are included in “Other assets.”  The fair values of Woodward’s trading securities are based on the quoted market prices for the net asset value of the various mutual funds.

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

Woodward did not enter into any hedging transactions during the three-months ended December 31, 2012 or 2011.  As of December 31, 2012 and September 30, 2012, all previous derivative instruments that Woodward had entered into were settled or terminated.

The following table discloses the remaining unrecognized losses in Woodward’s Condensed Consolidated Balance Sheets associated with terminated derivative instruments that were previously entered into by Woodward:

	December 31,	September 30,
	2012	2012
Derivatives designated as hedging instruments	Unrecognized Loss

Classified in accumulated other comprehensive earnings	$564	$607

The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ended December 31, 2012
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings

Fair value hedging relationships	Interest expense	$-	$-	$-
Cash flow hedging relationships	Interest expense	43	-	43
		$43	$-	$43

		Three-Months Ended December 31, 2011
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings

Fair value hedging relationships	Interest expense	$(3)	$-	$-
Cash flow hedging relationships	Interest expense	45	-	45
		$42	$-	$45

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of December 31, 2012, Woodward expects to reclassify $171 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 7.  Supplemental statement of cash flows information

	Three-Months Ended
	December 31,
	2012	2011
Interest paid, net of amounts capitalized	$11,981	$12,350
Income taxes paid	8,463	8,175
Income tax refunds received	2,073	34
Non-cash activities:
Purchases of property, plant and equipment on account	2,612	1,393
Cashless exercise of stock options	1,871	-
Settlement of receivable through purchase of treasury shares in connection with the cashless exercise of stock options	2,106	-

Note 8.  Inventories

	December 31,	September 30,
	2012	2012
Raw materials	$51,282	$31,209
Work in progress	90,263	85,942
Component parts and finished goods	304,127	281,078
	$445,672	$398,229

Note 9.  Property, plant, and equipment, net

	December 31,	September 30,
	2012	2012

Land	$24,226	$17,560
Buildings and improvements	202,295	199,692
Leasehold improvements	20,950	20,821
Machinery and production equipment	291,393	284,494
Computer equipment and software	90,668	89,565
Office furniture and equipment	23,251	23,272
Other	14,330	2,444
Construction in progress	39,469	27,643
	706,582	665,491
Less accumulated depreciation	(441,085)	(430,986)
Property, plant and equipment, net	$265,497	$234,505

	Three-Months Ended
	December 31,
	2012	2011
Depreciation expense	$10,273	$10,169

For the three-months ended December 31, 2012 and December 31, 2011, Woodward had capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended
	December 31,
	2012	2011
Capitalized interest	$100	$304

Note 10.  Goodwill

	September 30, 2012	Additions	Effects of Foreign Currency Translation	December 31, 2012
Aerospace	$356,773	$81,898	$63	$438,734
Energy	104,601	-	1,058	105,659
Consolidated	$461,374	$81,898	$1,121	$544,393

On December 28, 2012, Woodward completed the acquisition of the Duarte Business (Note 4, Business acquisitions), which resulted in the recognition of $81,898 in goodwill.  The operations of the Duarte Business will be integrated into Woodward’s Aerospace segment.

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

As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business in assessing goodwill for possible indications of impairment.  There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain reporting units, the current economic environment, the level of U.S. defense spending, including the sequestration of appropriations in fiscal 2013 under the Budget Control Act of 2011, with respect to which legislative negotiations are ongoing within the U.S. Government, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Note 11.  Other intangibles, net

	December 31, 2012			September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$272,233	$(63,574)	$208,659	$205,221	$(59,297)	$145,924
Energy	41,911	(27,416)	14,495	41,770	(26,623)	15,147
Total	$314,144	$(90,990)	$223,154	$246,991	$(85,920)	$161,071

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	20,111	(13,629)	6,482	20,001	(13,229)	6,772
Total	$20,111	$(13,629)	$6,482	$20,001	$(13,229)	$6,772

Process technology:
Aerospace	$76,322	$(21,965)	$54,357	$71,716	$(20,622)	$51,094
Energy	23,363	(10,266)	13,097	23,166	(9,706)	13,460
Total	$99,685	$(32,231)	$67,454	$94,882	$(30,328)	$64,554

Other intangibles:
Aerospace	$46,953	$(38,072)	$8,881	$39,649	$(37,718)	$1,931
Energy	2,587	(1,415)	1,172	2,538	(1,303)	1,235
Total	$49,540	$(39,487)	$10,053	$42,187	$(39,021)	$3,166

Total intangibles:
Aerospace	$395,508	$(123,611)	$271,897	$316,586	$(117,637)	$198,949
Energy	87,972	(52,726)	35,246	87,475	(50,861)	36,614
Consolidated Total	$483,480	$(176,337)	$307,143	$404,061	$(168,498)	$235,563

	Three-Months Ended
	December 31,
	2012	2011
Amortization expense	$7,667	$8,258

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2013 (remaining)	$28,882
2014	32,954
2015	28,848
2016	27,138
2017	25,381
Thereafter	163,940
$307,143

Note 12.  Credit facilities, short-term borrowings and long-term debt

Under the terms of the Company’s Third Amended and Restated Credit Agreement, Woodward has a revolving credit facility with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., as administrative agent, with a borrowing capacity of $400,000 (the “Revolving Credit Facility”).  The Third Amended and Restated Credit Agreement provides for an option to increase available borrowings under the Revolving Credit Facility to up to $600,000, subject to the lenders’ participation.  Borrowings under the Revolving Credit Facility generally bear interest at the London Interbank Rate (“LIBOR”) plus 0.95% to 1.525%.  There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2012.

The Third Amended and Restated Credit Agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $30,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.  In addition, the Third Amended and Restated Credit Agreement requires that Woodward’s consolidated net worth at any time equal or exceed $725,000, plus 50% of Woodward’s positive net income for the prior fiscal year and plus 50% of Woodward’s net cash proceeds resulting from certain issuances of stock, subject to certain adjustments.

Woodward’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by Woodward FST, Inc., MPC Products Corporation and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

A Chinese subsidiary of Woodward has a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its local operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus a margin of 3%.  At both December 31, 2012 and September 30, 2012, the Chinese subsidiary had no outstanding cash borrowings on the local credit facility.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of December 31, 2012 and $329 of borrowings outstanding as of September 30, 2012 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

In connection with the acquisition of the Duarte Business, on December 21, 2012 Woodward entered into a 364 day uncommitted line of credit with JPMorgan Chase Bank, N.A. (the “Line of Credit”).  The Line of Credit provides for unsecured loans to Woodward of up to $200,000 on a revolving basis.  At the Company’s option, loans made under the Line of Credit bear interest at a floating rate based on either the prime rate or an adjusted LIBOR.  The Line of Credit under which Woodward may borrow terminates on December 20, 2013.   There was $200,000 outstanding on the Line of Credit as of December 31, 2012, which consisted of an adjusted LIBOR loan bearing interest at 1.12% and maturing on January 28, 2013.  The Company cannot repay the adjusted LIBOR loan prior to the January 28, 2013 maturity date without incurring a prepayment penalty.  Subject to lender participation, Woodward may renew the loan for an additional period of time within the 364 day term of the Line of Credit.

The Line of Credit contains customary terms and conditions, as well as events of default customary for such financing arrangements, including cross-default provisions based on certain covenants and provisions contained in the Third Amended and Restated Credit Agreement the occurrence of which would permit the lenders to accelerate the amounts due thereunder.

The proceeds from the Line of Credit were used to finance the acquisition of the Duarte Business as discussed in Note 4, Business acquisitions.  The Company incurred no financing fees in association with the Line of Credit.

Woodward classified the $200,000 outstanding on the Line of Credit as long-term as of December 31, 2012 based on its intention to refinance the $200,000 using new long-term debt facilities and/or its existing Revolving Credit Facility.  Woodward currently has the ability to utilize its existing Revolving Credit Facility, which matures in January 2017, to refinance the entire $200,000 outstanding balance, if necessary.

At December 31, 2012, Woodward held $69,456 in cash and cash equivalents, and had total outstanding debt of $590,000 with additional borrowing availability of $393,471 under its Revolving Credit Facility, net of outstanding letters of credit, and $28,986 under its other foreign lines of credit and foreign overdraft facilities.

Management believes that Woodward was in compliance with all its debt covenants at December 31, 2012.

Note 13.  Accrued liabilities

	December 31,	September 30,
	2012	2012
Salaries and other member benefits	$26,882	$64,416
Current portion of restructuring and other charges	938	1,101
Warranties	15,413	15,742
Interest payable	5,642	11,362
Accrued retirement benefits	2,692	2,702
Deferred revenues	10,863	7,232
Taxes, other than income	8,083	8,833
Other	27,225	20,796
	$97,738	$132,184

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

Warranties, September 30, 2012	$15,742
Net change in accruals related to warranties during the period	(118)
Settlements of amounts accrued	(372)
Foreign currency exchange rate changes	161
Warranties, December 31, 2012	$15,413

Restructuring and other charges

The main components of accrued non-acquisition related restructuring charges, which were recognized in fiscal 2009, include workforce management costs associated with the early retirement and the involuntary separation of employees in connection with a strategic realignment of global workforce capacity.  Restructuring charges related to fiscal 2009 business acquisitions include a number of items such as those associated with integrating similar operations, workforce management, vacating certain facilities, and the cancellation of some contracts.

The summary of the activity in accrued restructuring charges during the three-months ended December 31, 2012 is as follows:

	Three-Months Ended
	December 31, 2012
	Restructuring Charges	Business Acquisitions	Total
Accrued restructuring charges, September 30, 2012	$130	$1,848	$1,978
Payments	(35)	-	(35)
Non-cash adjustments	-	(39)	(39)
Foreign currency exchange rates	-	-	-
Accrued restructuring charges, December 31, 2012	$95	$1,809	$1,904

Other liabilities included the following amounts of accrued restructuring charges not expected to be settled within twelve months:

	December 31,	September 30,
	2012	2012
Non-current accrued restructuring charges	$966	$877

Note 14.  Other liabilities

	December 31,	September 30,
	2012	2012
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$78,423	$80,341
Uncertain tax positions, net of offsetting benefits (Note 16)	15,407	15,061
Other	21,556	14,041
	$115,386	$109,443

Note 15.  Other (income) expense, net

	Three-Months Ended
	December 31,
	2012	2011
Net (gain) loss on sale of assets	$(1)	$8
Rent income	(129)	(128)
Net (gain) loss on investments in deferred compensation program	(109)	(369)
Other	(23)	(5)
	$(262)	$(494)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ended
	December 31,
	2012	2011
Earnings before income taxes	$38,537	$40,176
Income tax expense	11,169	11,760
Effective tax rate	29.0%	29.3%

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively extended the U.S. research and experimentation tax credit through December 31, 2013.  Woodward is currently evaluating the impact of this legislation and expects to recognize a tax benefit in the second quarter of fiscal 2013 related to the retroactive impact of the research and experimentation tax credit.

Worldwide unrecognized tax benefits were as follows:

	December 31,	September 30,
	2012	2012
Gross liability	$18,226	$18,069
Amount that would impact Woodward's effective tax rate, if recognized, net of expected offsetting adjustments	15,407	15,061

At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $1,805 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of the following:

	December 31,	September 30,
	2012	2012
Accrued interest and penalties	$1,867	$1,701

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Fiscal years remaining open to examination in significant foreign jurisdictions include 2004 and forward.  Woodward has been subject to U.S. Federal income tax examinations for fiscal years through 2008.  Woodward is subject to U.S. state income tax examinations for fiscal years 2008 and forward.

Note 17.  Retirement benefits

Woodward provides various benefits to eligible members of the Company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, postretirement medical benefits and postretirement life insurance benefits.  Eligibility requirements and benefit levels vary depending on employee location.

Defined contribution plans

Most of the Company’s U.S. employees are eligible to participate in the U.S. defined contribution plan.  The U.S. defined contribution plan allows employees to defer part of their annual income for income tax purposes into their personal 401(k) accounts.  The Company makes contributions to eligible employee accounts, which are also deferred for employee personal income tax purposes.  Certain foreign employees are also eligible to participate in foreign plans.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended
	December 31,
	2012	2011
Company costs	$4,924	$4,632

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired employees in the United States, the United Kingdom, Japan, and Switzerland.  Woodward also provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits.  Postretirement medical benefits are provided to certain current and retired employees and their covered dependants and beneficiaries in the United States and the United Kingdom.  Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current employees.  A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

U.S. GAAP requires that, for obligations outstanding as of September 30, 2012, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended December 31,
	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Service cost	$1,107	$883	$281	$287	$1,388	$1,170
Interest cost	1,392	1,454	548	569	1,940	2,023
Expected return on plan assets	(2,045)	(1,752)	(679)	(645)	(2,724)	(2,397)
Amortization of:
Net actuarial (gain) loss	344	131	124	167	468	298
Prior service cost (benefit)	19	19	(2)	(2)	17	17
Net periodic retirement pension (benefit) cost	$817	$735	$272	$376	$1,089	$1,111
Contributions paid	$1,500	$150	$1,814	$1,881	$3,314	$2,031

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended
	December 31,
	2012	2011
Service cost	$18	$17
Interest cost	311	449
Amortization of:
Net actuarial (gain) loss	(17)	23
Prior service cost (benefit)	(40)	(137)
Net periodic other postretirement (benefit) cost	$272	$352
Contributions paid	$756	$501

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans.  As a result, the actual funding in fiscal 2013 may differ from the current estimate.  Woodward estimates its remaining cash contributions in fiscal 2013 will be as follows:

Retirement pension benefits:
United States	$4,500
United Kingdom	1,392
Japan	-
Switzerland	184
Other postretirement benefits	3,256

Multi-employer defined benefit plans

Woodward operates two multi-employer plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multi-employer plans were as follows:

	Three-Months Ended
	December 31,
	2012	2011
Company contributions	$210	$212

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

	Three-Months Ended
	December 31,
	2012			2011
Expected term	5.8	-	8.6 years	5.9	-	8.5 years
Estimated volatility	48.7%	-	54.9%	48.9%	-	52.8%
Estimated dividend yield	1.0%			0.8%	-	1.1%
Risk-free interest rate	0.8%	-	1.3%	1.3%	-	1.6%

The following is a summary of the activity for stock option awards during the three-months  ended December 31,  2012:

	Three-Months Ended
	December 31, 2012
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	4,556	$21.79
Options granted	680	33.64
Options exercised	(252)	10.83
Options forfeited	(14)	28.24
Options, ending balance	4,970	$23.94

Changes in non-vested stock options during the three-months ended December 31, 2012 were as follows:

	Three-Months Ended
	December 31, 2012
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	1,670	$27.07
Options granted	680	33.64
Options vested	(561)	25.90
Options forfeited	(14)	28.24
Options, ending balance	1,775	$29.95

As of December 31, 2012, there was approximately $16,800 of total unrecognized compensation cost, which assumes a weighted-average forfeiture rate of 8.5%, related to non-vested stock-based compensation arrangements granted under the 2002 Stock Option Plan (for which no further grants will be made) and the 2006 Plan.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2012 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,970	$23.94	6.1	$70,630
Options vested and exercisable	3,195	20.61	4.6	55,982
Options vested and expected to vest	4,827	23.74	6.0	69,559

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

While the outcome of pending claims, legal and regulatory proceedings, and investigations cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material effect on Woodward's liquidity, financial condition, or results of operations.

In connection with the sale of the Fuel & Pneumatics product line during fiscal 2009, Woodward assigned to a subsidiary of the purchaser its rights and responsibilities related to certain contracts with the U.S. Government.  Woodward provided to the U.S. Government a customary guarantee of the purchaser’s subsidiary’s obligations under the contracts.  The purchaser and its affiliates have agreed to indemnify Woodward for any liability incurred with respect to the guarantee.

In the event of a change in control of Woodward, as defined in change-in-control agreements with its current corporate officers, Woodward may be required to pay termination benefits to such officers.

Note 20.  Segment information

Woodward serves the aerospace market and the energy market through its two reportable segments - Aerospace and Energy.  Woodward uses reportable segment information internally to manage its business, including the assessment of business segment performance and decisions for the allocation of resources between segments.

The accounting policies of the reportable segments are the same as those of the Company.  Woodward evaluates segment profit or loss based on internal performance measures for each segment in a given period.  In connection with that assessment, Woodward excludes matters such as charges for restructuring costs, interest income and expense, and certain gains and losses from asset dispositions.

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended
	December 31,
	2012	2011
Segment external net sales:
Aerospace	$211,389	$193,226
Energy	196,950	214,670
Total consolidated net sales	$408,339	$407,896
Segment earnings:
Aerospace	$31,568	$27,060
Energy	23,908	26,725
Total segment earnings	55,476	53,785
Nonsegment expenses	(10,551)	(7,427)
Interest expense, net	(6,388)	(6,182)
Consolidated earnings before income taxes	$38,537	$40,176

Segment assets consist of accounts receivable, inventories, property, plant, and equipment,  net, goodwill, and other intangibles,  net.  A summary of consolidated total assets by segment follows:

	December 31, 2012	September 30, 2012
Segment assets:
Aerospace	$1,253,214	$1,059,754
Energy	577,191	605,842
Total segment assets	1,830,405	1,665,596
Unallocated corporate property, plant and equipment, net	28,926	15,763
Other unallocated assets	189,486	178,605
Consolidated total assets	$2,048,817	$1,859,964

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

•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;
•	our ability to implement and realize the intended effects of our restructuring efforts;
•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;
•	our ability to manage our expenses and product mix while responding to sales increases or decreases;
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
•

the potential of a significant reduction in defense sales due to decreases in the amount of U.S. Federal defense spending, including as a result of sequestration of appropriations in fiscal year 2013 under the Budget Control Act of 2011 (the “Budget Act”), with respect to which legislative negotiations are ongoing within the U.S. Government, or other specific budget cuts impacting defense programs in which we participate;

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

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements.  Other factors are discussed under the caption “Risk Factors” in Part I, Item 1A in our most recent Annual Report on Form 10-K filed with the SEC (our “Form 10-K”), as updated from time to time in our subsequent Securities and Exchange Commission (“SEC”) filings, and are incorporated herein by reference. We undertake no obligation to revise or update any forward-looking statements for any reason.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward, Inc. and its consolidated subsidiaries.

Except where we have otherwise indicated or the context otherwise requires, amounts presented in this Form 10-Q are in thousands except per share amounts.

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

EBIT and EBITDA for the three-months ended December 31, 2012  and December 31, 2011  were as follows:

	Three-Months Ended
	December 31,
	2012	2011
Net earnings	$27,368	$28,416
Income taxes	11,169	11,760
Interest expense	6,456	6,308
Interest income	(68)	(126)
EBIT	44,925	46,358
Amortization of intangible assets	7,667	8,258
Depreciation expense	10,273	10,169
EBITDA	$62,865	$64,785

Free cash flow for the three-months ended December 31, 2012 and December 31, 2011 was as follows:

	Three-Months Ended
	December 31,
	2012	2011
Net cash provided by operating activities	$39,974	$2,328
Payments for property, plant and equipment	(29,894)	(17,254)
Free cash flow	$10,080	$(14,926)

OVERVIEW

Operational Highlights

Net sales for the first quarter of fiscal 2013 were $408,339,  compared to  $407,896 for the first quarter of the prior fiscal year.  Net sales growth as compared to the first quarter of fiscal 2012 resulted from increased volumes in our Aerospace segment and increased prices in both our segments, offset by decreased volumes in our Energy segment, primarily attributable to decreased wind turbine converter sales.

Historically, sales in the first quarter have generally been lower than the final three quarters of the fiscal year due to the observance of various holidays and scheduled plant shutdowns for annual maintenance, as well as variability in customer buying patterns.

Net earnings for the first quarter of fiscal 2013 were $27,368, or $0.39 per diluted share, compared to $28,416, or $0.40 per diluted share, for the first quarter of fiscal 2012.

EBIT for the first quarter of fiscal 2013 was $44,925,  down 3.1% from $46,358 in the same period of fiscal 2012.  The current quarter EBIT was impacted by expenses in the Aerospace segment associated with improved manufacturing capacity and capability related to new systems programs that we have been awarded, as well as acquisition costs, offset by reduced variable compensation expense.  Foreign currency exchange rates had a negative impact of approximately $2,000 on EBIT for the quarter.

On December 27, 2012, Woodward entered into a definitive asset purchase agreement with GE Aviation Systems LLC (the “Seller”) and General Electric Company for the acquisition of substantially all of the assets and certain liabilities related to the Seller’s thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”) for an aggregate purchase price of $200,000.  The sale was completed on December 28, 2012 and based on customary purchase price adjustments, we paid cash at closing in the amount of $198,900.

The Duarte Business develops and manufactures motion control technologies and platforms, more specifically thrust reverser actuation systems.  The Duarte Business serves customers such as Airbus, Boeing, General Electric, Safran and the U.S. Government.  Its products are used primarily on commercial aircraft such as the Boeing 737, 747 and 777, and the Airbus A320.  The Duarte Business will be integrated into Woodward’s Aerospace segment.

Due to the timing of the closing of the acquisition, the Duarte Business had no impact on net sales, EBIT or net earnings for the first quarter of fiscal 2013, except for acquisition costs of $1,707.

Liquidity Highlights

Net cash provided by operating activities for the first quarter of fiscal 2013 was $39,974 compared to $2,328 for the same period of fiscal 2012, primarily reflecting decreases in accounts receivable on strong sales achieved in the fourth quarter of fiscal 2012.

Free cash flow for the first quarter of fiscal 2013 was $10,080 compared to negative free cash flow of $14,926 for the same period of fiscal 2012, due primarily to decreases in accounts receivable on strong sales achieved in the fourth quarter of fiscal 2012, partially offset by our continuing investment in capital expenditures.  EBITDA decreased $1,920 to $62,865 for the first quarter of fiscal 2013 from $64,785 for the same period of fiscal 2012, primarily due to decreased net earnings.

In connection with the acquisition of the Duarte Business, on December 21, 2012, we entered into a 364 day uncommitted line of credit with JPMorgan Chase Bank, N.A. (the “Line of Credit”).  The Line of Credit provides for unsecured loans of up to $200,000 on a revolving basis.  At Woodward’s option, loans made under the Line of Credit bear interest at a floating rate based on either the prime rate or an adjusted London Interbank Rate (“LIBOR”).  The Line of Credit extends through December 20, 2013.  There was $200,000 outstanding on the Line of Credit as of December 31, 2012.

At December 31, 2012, we held $69,456 in cash and cash equivalents, and had total outstanding debt of $590,000 with additional borrowing availability of $393,471 under our $400,000 revolving credit facility, net of outstanding letters of credit.  There was additional borrowing capacity of $28,986 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended
	December 31, 2012	% of Net Sales	December 31, 2011	% of Net Sales
Net sales	$408,339	100%	$407,896	100%
Costs and expenses:
Cost of goods sold	289,573	70.9	284,410	69.7
Selling, general, and administrative expenses	36,418	8.9	38,570	9.5
Research and development costs	30,018	7.4	30,794	7.5
Amortization of intangible assets	7,667	1.9	8,258	2.0
Interest expense	6,456	1.6	6,308	1.5
Interest income	(68)	0.0	(126)	0.0
Other (income) expense, net	(262)	(0.1)	(494)	(0.1)
Total costs and expenses	369,802	90.6	367,720	90.2
Earnings before income taxes	38,537	9.4	40,176	9.8
Income tax expense	11,169	2.7	11,760	2.9
Net earnings	$27,368	6.7	$28,416	7.0

Other select financial data:

	December 31,	September 30,
	2012	2012
Working capital	$530,403	$623,609
Short-term borrowings	-	329
Total debt	590,000	392,204
Total stockholders' equity	1,039,630	1,008,115

Net Sales

Consolidated net sales for the first quarter of fiscal 2013 increased by $443, or 0.1%, compared to the same period in fiscal 2012.  Details of the changes in consolidated net sales are as follows:

Three-Month
Period
Consolidated net sales for the period ended December 31, 2011	$407,896
Aerospace volume	14,459
Energy volume	(16,074)
Price and sales mix	4,743
Effects of changes in foreign currency rates	(2,685)
Consolidated net sales for the period ended December 31, 2012	$408,339

The increase in net sales for the first quarter of fiscal 2013 was primarily attributable to increased volumes in our Aerospace segment, led by increased military aftermarket and commercial original equipment manufacturer (“OEM”) sales, offset by decreased volumes in our Energy segment primarily attributable to lower wind turbine converter sales.

Price changes:    Increases in selling prices were driven primarily by price increases in our Aerospace segment markets.  Selling prices in the Energy segment also increased due to standard business practice in response to inflationary increases in production costs.

Foreign currency exchange rates:  During the first quarter of fiscal 2013, our net sales were negatively impacted by $2,685 when compared to the same period of fiscal 2012 due to unfavorable fluctuations in foreign currency exchange rates.

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

Costs and Expenses

Cost of goods sold increased to $289,573, or 70.9% of net sales, for the first quarter of fiscal 2013 from $284,410, or 69.7% of net sales, for the first quarter of fiscal 2012.  Gross margins (as measured by net sales less cost of goods sold, divided by net sales) decreased to 29.1% for the first quarter of fiscal 2013, compared to 30.3% for the same period of the prior year.  The decrease in gross margins is primarily due to expenses in the Aerospace segment associated with improved manufacturing capacity and capability related to new systems programs that we have been awarded, partially offset by improved pricing across both our segments.

Selling, general, and administrative expenses decreased to $36,418 for the first quarter of fiscal 2013 as compared to $38,570 for the same period of fiscal 2012.    Selling, general and administrative expenses decreased as a percentage of net sales to 8.9% for the first quarter of fiscal 2013 as compared to 9.5% for the same period of fiscal 2012.  The decrease is primarily related to employee costs, including decreases in variable compensation.

Research and development costs decreased slightly to $30,018, or 7.4%  of net sales, for the first quarter of fiscal 2013 as compared to $30,794, or 7.5% of net sales for the same period of fiscal 2012.    Our research and development activities extend across almost all our customer base.

Amortization of intangible assets decreased slightly to $7,667 for the first quarter of fiscal 2013 compared to $8,258 for the same period in fiscal 2012.  As a percentage of net sales, amortization of intangible assets decreased to 1.9% as compared to 2.0% for the same period of the prior year.

Interest expense increased to $6,456 for the first quarter of fiscal 2013 compared to $6,308 for the same period in fiscal 2012.  As a percentage of net sales, interest expense increased to 1.6% from 1.5% for the same period of the prior year.

Income taxes were provided at an effective rate on earnings before income taxes of 29.0% for the first quarter of fiscal 2013 compared to 29.3% for the same period of fiscal 2012.  The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

Three-Month
Period
Effective tax rate for the period ended December 31, 2011	29.3%
State income taxes, net of federal tax benefit	(0.6)
Research credit in fiscal 2013 as compared to fiscal 2012	3.4
Prior period adjustments, net	(1.4)
Domestic production activities deduction	0.2
Foreign tax rate differences	(1.4)
Other changes, net	(0.5)
Effective tax rate for the period ended December 31, 2012	29.0%

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively extended the U.S. research tax credit through December 31, 2013.  We are currently evaluating the impact of this legislation and expect to recognize a tax benefit in the second quarter of fiscal 2013 related to the retroactive impact of the research and experimentation tax credit. We expect to recognize a benefit of approximately $5,000 or $0.07 per diluted share related to fiscal 2012.  As the law was not enacted until January 2013, there was no recorded impact to our results during the three-months ended December 31, 2012.

Segment Results

The following table presents sales by segment:

	Three-Months Ended December 31,
	2012		2011
External net sales:
Aerospace	$211,389	51.8%	$193,226	47.4%
Energy	196,950	48.2	214,670	52.6
Consolidated net sales	$408,339	100.0%	$407,896	100.0%

The following table presents earnings by segment:

	Three-Months Ended December 31,
	2012	2011
Aerospace	$31,568	$27,060
Energy	23,908	26,725
Total segment earnings	55,476	53,785
Nonsegment expenses	(10,551)	(7,427)
Interest expense, net	(6,388)	(6,182)
Consolidated earnings before income taxes	38,537	40,176
Income tax expense	(11,169)	(11,760)
Consolidated net earnings	$27,368	$28,416

The following table presents earnings by segment as a percentage of segment net sales:

	Three-Months Ended December 31,
	2012	2011
Aerospace	14.9%	14.0%
Energy	12.1%	12.4%

Aerospace

Aerospace segment net sales increased by $18,163, or 9.4% to $211,389 for the first quarter of fiscal 2013 compared to $193,226 for the same period of fiscal 2012.  Sales during the first quarter of fiscal 2013 were higher, driven by commercial OEM and strong military aftermarket sales.

Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on improved airline demand and new product introduction.  OEM military sales were in total relatively unchanged when compared to the prior year’s first quarter.

As legislative negotiations related to U.S. Federal defense spending continue, and the impacts of any spending reductions will take months to take effect, we do not expect to see significant impacts to our military sales in the near term.  We continue to monitor the potential long-term impacts to our business.

Aerospace segment earnings increased by $4,508, or 16.7%, to $31,568 for the first quarter of fiscal 2013, as compared to $27,060 for the same period of fiscal 2012 due to the following:

Earnings for the period ended December 31, 2011	$27,060
Sales volume	4,826
Manufacturing costs associated with increased capacity and capability	(2,014)
Variable compensation	3,962
Other, net	(2,266)
Earnings for the period ended December 31, 2012	$31,568

The increase in Aerospace segment earnings in the first quarter of fiscal 2013 compared to the same period of fiscal 2012 was primarily the result of sales volume increases and reduced variable compensation expense, partially offset by expenses associated with improved manufacturing capacity and capability related to new systems programs that we have been awarded.  Earnings as a percentage of sales increased to 14.9% in the first quarter of fiscal 2013 as compared to 14.0% for the first quarter of fiscal 2012.

Energy

Energy segment net sales decreased by $17,720, or 8.3% to $196,950 for the first quarter of fiscal 2013 compared to $214,670 for the same period of fiscal 2012.  The decrease in sales is primarily attributable to decreased sales for wind turbine converters in North America and softness in industrial turbine systems and reciprocating engine sales other than compressed natural gas systems, which had strong sales in the quarter.  The prior year’s wind turbine converter sales were higher due to the accelerated ordering by our customers in an effort to take advantage of expiring government incentives and to comply with various renewable energy mandates.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted and extends the wind tax credit for projects that begin construction in calendar year 2013.  We are currently evaluating the potential impact to our future sales within the wind turbine converter market, but believe it will be minimal due to the lengthy planning and ordering cycle involved in these projects.

Energy segment earnings decreased by $2,817, or 10.5%, to $23,908 for the first quarter of fiscal 2013 as compared to $26,725 for the same period of fiscal 2012 due to the following:

Earnings for the period ended December 31, 2011	$26,725
Sales volume	(7,477)
Selling price and mix	2,195
Variable compensation	2,875
Effects of changes in foreign currency rates	(1,611)
Other, net	1,201
Earnings for the period ended December 31, 2012	$23,908

The decrease in the Energy segment earnings for the first quarter of fiscal 2013 as compared to the prior fiscal year’s  first quarter was driven primarily by decreased volume, offset partially by reduced variable compensation expense and the effects of improved selling price and product mix.  Foreign currency exchange rates had an unfavorable impact of $1,611 compared to the first quarter of the prior fiscal year.  Earnings as a percentage of sales decreased to 12.1% in the first quarter of fiscal 2013 as compared to 12.4% for the first quarter of fiscal 2012.

Nonsegment expenses

Nonsegment expenses for the first quarter of fiscal 2013 increased to $10,551 compared to $7,427 for the same period of fiscal 2012, primarily attributable to costs of $1,707 associated with the acquisition of the Duarte Business.  Nonsegment expenses were 2.6% of net sales for the first quarter of fiscal 2013 as compared to 1.8% for the first quarter of fiscal 2012.

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

As of December 31, 2012, we do not believe that any potential European sovereign debt defaults would have a material adverse affect on our liquidity.  We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other government support.  We will continue to monitor our exposure to risks relating to European sovereign debt.

Our aggregate cash and cash equivalents were $69,456 and $61,829, and our working capital was $530,403 and $623,609 at December 31, 2012 and September 30, 2012, respectively.  Of the $69,456 of cash and cash equivalents held at December 31, 2012, $60,203 is held by our foreign subsidiaries.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these funds were to be repatriated.

In the event we are unable to generate sufficient cash flows from operating activities, we also have a revolving credit facility comprised of unsecured financing arrangements with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., as administrative agent, with a borrowing capacity of $400,000 (the “Revolving Credit Facility”).  Under the terms of the Third Amended and Restated Credit Agreement, which governs the Revolving Credit Facility, we have the option to increase our available borrowing capacity to up to $600,000, subject to lenders’ participation.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs as well as strategic uses, including repurchases of our stock, payments of dividends, and acquisitions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are generally reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.

At December 31, 2012, we had total outstanding debt of $590,000, including $200,000 borrowed under the Line of Credit in December 2012 in connection with the acquisition of the Duarte Business as discussed below, with additional borrowing availability of $393,471 under our Revolving Credit Facility, net of outstanding letters of credit, and additional borrowing availability of $28,986 under various foreign credit facilities.  Our 2008 Term Loan, which had a balance of $40,000 at December 31, 2012, matures in October 2013.  Our Series B notes also mature in October 2013 and require a payment of $100,000.

In connection with the acquisition of the Duarte Business, on December 21, 2012 we entered into the Line of Credit.  The Line of Credit provides for unsecured loans to the Company of up to $200,000 on a revolving basis.  At the Company’s option, loans made under the Line of Credit bear interest at a floating rate based on either the prime rate or an adjusted LIBOR.  The Line of Credit terminates on December 20, 2013.  There was $200,000 outstanding on the Line of Credit as of December 31, 2012, which consisted of an adjusted LIBOR loan bearing interest at 1.12% and maturing on January 28, 2013.  The Company cannot repay the adjusted LIBOR loan prior to the January 28, 2013 maturity date without incurring a prepayment penalty.  Subject to lender participation, the Company may renew the loan for an additional period of time within the 364 day term of the Line of Credit.

We have classified the $200,000 outstanding on the Line of Credit as long-term as of December 31, 2012 based on our intention to refinance the $200,000 using new long-term debt facilities and/or our existing Revolving Credit Facility.  We currently have the ability to utilize our existing Revolving Credit Facility, which matures in January 2017, to refinance the entire $200,000 outstanding balance, if necessary.

At December 31, 2012, we had no borrowings outstanding from our Revolving Credit Facility, and no borrowings outstanding from our foreign credit facilities.    Short-term borrowing activity during the three-months ended December 31, 2012 were as follows:

Maximum daily balance during the period	$5,319
Average daily balance during the period	$4,501
Weighted average interest rate on average daily balance	4.92%

We believe we were in compliance with all our debt covenants at December 31, 2012.

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

Cash Flows Summary

	Thee-Months Ended
	December 31,
	2012	2011
Net cash provided by operating activities	$39,974	$2,328
Net cash used in investing activities	(228,743)	(17,194)
Net cash provided by (used in) financing activities	195,286	(8,210)
Effect of exchange rate changes on cash and cash equivalents	1,110	(1,083)
Net change in cash and cash equivalents	7,627	(24,159)
Cash and cash equivalents at beginning of period	61,829	74,539
Cash and cash equivalents at end of period	$69,456	$50,380

Net cash flows provided by operating activities for the first quarter of fiscal 2013 was $39,974 compared to $2,328 for the same period of fiscal 2012.  The increase of $37,646 is primarily attributable to decreases in accounts receivable on strong sales achieved in the fourth quarter of fiscal 2012 and changes in inventory, which utilized $15,543 of cash in the first quarter of fiscal 2013 compared to $29,436 of cash utilized in the first quarter of fiscal 2012.

 Net cash flows used in investing activities for the first quarter of fiscal 2013 was $228,743 compared to $17,194 for the same period of fiscal 2012 due primarily to the acquisition of the Duarte Business in the first quarter of fiscal 2013.

Net cash flows provided by financing activities for the first quarter of fiscal 2013 was $195,286 as compared to net cash flows used in financing for the same period of fiscal 2012 of $8,210.  During the first quarter of fiscal 2013, we had net short and long-term borrowings of $197,796 compared to net short and long-term debt payments of $2,626 in the prior year first quarter.  The higher borrowings in the first quarter of fiscal 2013 were attributable to the acquisition of the Duarte Business.

We utilized $4,663 to repurchase 122 shares of our common stock in the first quarter of fiscal 2012.  In the first quarter of fiscal 2013, we did not utilize any cash to repurchase our common stock under our existing stock repurchase program.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first three months of fiscal 2013 other than our entering into the Line of Credit as discussed in Note 12, Credit facilities, short-term borrowings and long-term debt, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in our most recent Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.  Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K include the discussion of estimates used for revenue recognition, purchase accounting, inventory valuation, postretirement benefit obligations, reviews for impairment of goodwill, and our provision for income taxes.  Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from the amounts reported.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 28, 2012, we acquired the Duarte Business as discussed in Note 4, Business acquisitions,  in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  We considered the results of our pre-acquisition due diligence activities and the continuation by the Duarte Business of its established internal controls over financial reporting as part of our overall evaluation of disclosure controls and procedures as of December 31, 2012.  The objectives of the Duarte Business’ established internal controls over financial reporting is consistent, in all material respects, with Woodward objectives.  We are in the process of completing a more comprehensive review of the Duarte Business’ internal control over financial reporting, and will be implementing changes to better align its reporting and controls with the rest of Woodward.  As a result of the timing of the acquisition and the changes that are anticipated to be made, and in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses, we currently intend to exclude the Duarte Business from the September 30, 2013 assessment of Woodward’s internal controls over financial reporting.  The Duarte Business accounted for approximately 11% of Woodward’s total assets at December 31, 2012.  The Duarte Business accounted for 0% of Woodward’s total net sales for the quarter ended December 31, 2012.

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

While the outcome of pending claims, legal and regulatory proceedings, and investigations cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material effect on Woodward's liquidity, financial condition, or results of operations.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts.)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)

October 1, 2012 through October 31, 2012	-	$-	-	$146,052
November 1, 2012 through November 30, 2012 (2)	566	35.35	-	146,052
December 1, 2012 through December 31, 2012 (3)	-	-	-	146,052
(1)

In July 2010, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013.

(2)

The Woodward Executive Benefit Plan, which is a separate legal entity, acquired 566 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in November 2012.  Shares owned by the Woodward Executive Benefit Plan are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

(3)	Does not include shares acquired as part of the cashless exercise of stock options. In December 2012, 108,572 shares were acquired at an average price of $36.64 per share.

Item 6.            Exhibits

       Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.

Date: January 22, 2013	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: January 22, 2013	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD, INC.

EXHIBIT INDEX

Exhibit Number	Description:
10.1

Asset Purchase Agreement, dated as of December 27, 2012, by and among Woodward, Inc., Woodward HRT, Inc., GE Aviation Systems LLC and General Electric Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 28, 2012 and incorporated herein by reference).

10.2

Uncommitted Line of Credit, dated as of December 21, 2012, by and among the Company and JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 28, 2012 and incorporated herein by reference).

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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.