Form 10-Q
period 2013-03-31
Woodward, Inc.
filed 2013-04-23
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

As of April 19, 2013,  68,759,033 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net sales	$485,513	$468,793	$893,852	$876,689
Costs and expenses:
Cost of goods sold	348,100	322,492	637,673	606,902
Selling, general and administrative expenses	37,206	40,788	73,624	79,358
Research and development costs	34,000	37,445	64,018	68,239
Amortization of intangible assets	9,813	8,294	17,480	16,552
Interest expense	7,017	6,552	13,473	12,860
Interest income	(69)	(84)	(137)	(210)
Other (income) expense, net (Note 15)	(890)	(732)	(1,152)	(1,226)
Total costs and expenses	435,177	414,755	804,979	782,475
Earnings before income taxes	50,336	54,038	88,873	94,214
Income tax expense	7,890	15,287	19,059	27,046
Net earnings	$42,446	$38,751	$69,814	$67,168

Earnings per share (Note 3):
Basic earnings per share	$0.62	$0.56	$1.02	$0.97
Diluted earnings per share	$0.61	$0.55	$1.00	$0.95

Weighted Average Common Shares Outstanding (Note 3):
Basic	68,737	69,077	68,597	68,998
Diluted	69,935	70,624	69,831	70,504
Cash dividends per share paid to Woodward common stockholders	$0.08	$0.08	$0.16	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net earnings	$42,446	$38,751	$69,814	$67,168
Other comprehensive earnings:
Foreign currency translation adjustments	(10,509)	7,928	(6,058)	(453)
Taxes on changes on foreign currency translation adjustments	(193)	2,348	419	3,293
	(10,702)	10,276	(5,639)	2,840
Reclassification of realized losses on derivatives to earnings	43	43	86	88
Taxes on changes on derivative transactions	(16)	(17)	(33)	(34)
	27	26	53	54
Minimum retirement benefits liability adjustments	1,794	96	2,031	127
Taxes on changes on minimum retirement liability adjustments	(725)	(45)	(725)	(45)
	1,069	51	1,306	82
Total comprehensive earnings	$32,840	$49,104	$65,534	$70,144

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$54,658	$61,829
Accounts receivable, less allowance for losses of $7,639 and $7,217, respectively	343,735	354,386
Inventories	451,730	398,229
Income taxes receivable	5,549	7,485
Deferred income tax assets	41,583	40,277
Other current assets	38,647	41,271
Total current assets	935,902	903,477
Property, plant and equipment, net	270,913	234,505
Goodwill	547,987	461,374
Intangible assets, net	297,215	235,563
Deferred income tax assets	8,703	9,129
Other assets	43,846	15,916
Total assets	$2,104,566	$1,859,964
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$5,086	$329
Current portion of long-term debt	100,000	7,500
Accounts payable	143,500	124,914
Income taxes payable	13,707	14,141
Deferred income tax liabilities	800	800
Accrued liabilities	115,278	132,184
Total current liabilities	378,371	279,868
Long-term debt, less current portion	450,000	384,375
Deferred income tax liabilities	76,173	78,163
Other liabilities	131,841	109,443
Total liabilities	1,036,385	851,849
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	97,782	97,826
Accumulated other comprehensive loss	(16,003)	(11,723)
Deferred compensation	4,213	4,344
Retained earnings	1,128,659	1,069,811
	1,214,757	1,160,364
Treasury stock at cost, 4,201 shares and 4,536 shares, respectively	(142,363)	(147,905)
Treasury stock held for deferred compensation, at cost, 256 shares and 276 shares, respectively	(4,213)	(4,344)
Total stockholders' equity	1,068,181	1,008,115
Total liabilities and stockholders' equity	$2,104,566	$1,859,964

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$69,814	$67,168
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,892	36,234
Net (gain) loss on sales of assets	(230)	(72)
Stock-based compensation	5,379	5,291
Excess tax benefits from stock-based compensation	(4,397)	(3,680)
Deferred income taxes	(3,412)	(1,691)
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	86	88
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	25,709	(11,252)
Inventories	(24,626)	(35,221)
Accounts payable and accrued liabilities	(16,709)	(32,696)
Current income taxes	5,814	(2,202)
Retirement benefit obligations	(2,789)	(1,164)
Other	456	(8,577)
Net cash provided by operating activities	92,987	12,226
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(47,184)	(30,523)
Proceeds from sale of assets	320	215
Business acquisitions, net of cash acquired	(198,860)	-
Net cash used in investing activities	(245,724)	(30,308)
Cash flows from financing activities:
Cash dividends paid	(10,966)	(10,343)
Proceeds from sales of treasury stock	6,533	5,118
Payments for repurchases of common stock	(17,144)	(14,312)
Excess tax benefits from stock compensation	4,397	3,680
Borrowings on revolving lines of credit and short-term borrowings	40,072	141,375
Payments on revolving lines of credit and short-term borrowings	(35,329)	(108,935)
Proceeds from issuance of long-term debt	200,000	-
Payments of long-term debt	(41,875)	(14,515)
Payments of debt financing costs	-	(2,185)
Net cash provided by (used in) financing activities	145,688	(117)
Effect of exchange rate changes on cash and cash equivalents	(122)	(11)
Net change in cash and cash equivalents	(7,171)	(18,210)
Cash and cash equivalents at beginning of period	61,829	74,539
Cash and cash equivalents at end of period	$54,658	$56,329

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2011	-	72,960	(4,070)	(315)	$106	$81,453	$22,103	$(484)	$(17,993)	$3,626	$4,581	$949,573	$(115,661)	$(4,581)	$919,097
Net earnings	-	-	-	-	-	-	-	-	-	-	-	67,168	-	-	67,168
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(10,343)	-	-	(10,343)
Purchases of treasury stock	-	-	(345)	-	-	-	-	-	-	-	-	-	(14,312)	-	(14,312)
Sales of treasury stock	-	-	390	-	-	(1,324)	-	-	-	-	-	-	6,334	-	5,010
Common shares issued from treasury stock for benefit plans	-	-	209	-	-	5,238	-	-	-	-	-	-	4,097	-	9,335
Tax benefit attributable to exercise of stock options	-	-	-	-	-	3,680	-	-	-	-	-	-	-	-	3,680
Stock-based compensation	-	-	-	-	-	5,291	-	-	-	-	-	-	-	-	5,291
Purchases of stock by deferred compensation plan	-	-	3	(4)	-	59	-	-	-	-	157	-	49	(157)	108
Distribution of stock from deferred compensation plan	-	-	-	26	-	-	-	-	-	-	(271)	-	-	271	-
Foreign currency translation adjustments	-	-	-	-	-	-	(453)	-	-	(453)	-	-	-	-	(453)
Reclassification of unrecognized derivative losses to earnings	-	-	-	-	-	-	-	88	-	88	-	-	-	-	88
Minimum retirement benefits liability adjustments	-	-	-	-	-	-	-	-	127	127	-	-	-	-	127
Taxes on changes in accumulated other comprehensive earnings	-	-	-	-	-	-	3,293	(34)	(45)	3,214	-	-	-	-	3,214
Balances as of March 31, 2012	-	72,960	(3,813)	(293)	$106	$94,397	$24,943	$(430)	$(17,911)	$6,602	$4,467	$1,006,398	$(119,493)	$(4,467)	$988,010

Balances as of October 1, 2012	-	72,960	(4,536)	(276)	$106	$97,826	$17,447	$(376)	$(28,794)	$(11,723)	$4,344	$1,069,811	$(147,905)	$(4,344)	$1,008,115
Net earnings	-	-	-	-	-	-	-	-	-	-	-	69,814	-	-	69,814
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(10,966)	-	-	(10,966)
Purchases of treasury stock	-	-	(610)	-	-	-	-	-	-	-	-	-	(23,235)	-	(23,235)
Sales of treasury stock	-	-	693	-	-	(11,766)	-	-	-	-	-	-	20,849	-	9,083
Common shares issued from treasury stock for benefit plans	-	-	250	-	-	1,923	-	-	-	-	-	-	7,857	-	9,780
Tax benefit attributable to exercise of stock options	-	-	-	-	-	4,397	-	-	-	-	-	-	-	-	4,397
Stock-based compensation	-	-	-	-	-	5,379	-	-	-	-	-	-	-	-	5,379
Purchases of stock by deferred compensation plan	-	-	2	(3)	-	23	-	-	-	-	137	-	71	(137)	94
Distribution of stock from deferred compensation plan	-	-	-	23	-	-	-	-	-	-	(268)	-	-	268	-
Foreign currency translation adjustments	-	-	-	-	-	-	(6,058)	-	-	(6,058)	-	-	-	-	(6,058)
Reclassification of unrecognized derivative losses to earnings	-	-	-	-	-	-	-	86	-	86	-	-	-	-	86
Minimum retirement benefits liability adjustments	-	-	-	-	-	-	-	-	2,031	2,031	-	-	-	-	2,031
Taxes on changes in accumulated other comprehensive earnings	-	-	-	-	-	-	419	(33)	(725)	(339)	-	-	-	-	(339)
Balances as of March 31, 2013	-	72,960	(4,201)	(256)	$106	$97,782	$11,808	$(323)	$(27,488)	$(16,003)	$4,213	$1,128,659	$(142,363)	$(4,213)	$1,068,181

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2013 and for the three and six-months ended March 31, 2013 and March 31, 2012, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2013, and the statements of earnings, comprehensive earnings, cash flows, and changes in the statement of stockholders’ equity for the periods presented herein.  The Condensed Consolidated Balance Sheet as of September 30, 2012 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended.  The results of operations for the three and six-months ended March 31, 2013 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendments require companies to provide information about the amounts reclassified out of accumulated comprehensive income by component.  ASU 2013-02 requires a company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated comprehensive income by respective line items of net income, but only if the amount so reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 (fiscal 2014 for Woodward).  As the requirements of ASU 2013-02 are disclosure related only, it is not expected to have a material impact on Woodward’s Consolidated Financial Statements.

      In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.”  ASU 2011-08 allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to its carrying amount including goodwill, must be followed.  If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required.  A company may choose to use the qualitative assessment on none, some, or all if its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal 2013 for Woodward).  The adoption of ASU 2011-08 is not expected to have a material impact on Woodward’s Consolidated Financial Statements.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Numerator:
Net earnings	$42,446	$38,751	$69,814	$67,168
Denominator:
Basic shares outstanding	68,737	69,077	68,597	68,998
Dilutive effect of stock options	1,198	1,547	1,234	1,506
Diluted shares outstanding	69,935	70,624	69,831	70,504
Income per common share:
Basic earnings per share	$0.62	$0.56	$1.02	$0.97
Diluted earnings per share	$0.61	$0.55	$1.00	$0.95

The following stock option grants were outstanding during the three and six-months ended March 31, 2013 and 2012, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Options	722	6	70	39
Weighted-average option price	$34.05	$40.60	$37.48	$34.63

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Weighted-average treasury stock shares held for deferred compensation obligations	266	304	270	307

Note 4.  Business acquisitions

Duarte Business Acquisition

On December 27, 2012, Woodward entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with GE Aviation Systems LLC (the “Seller”) and General Electric Company for the acquisition of substantially all of the assets and certain liabilities related to the Seller’s thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”) for an aggregate purchase price of $200,000.  The sale was completed on December 28, 2012 and based on customary purchase price adjustments, Woodward paid cash at closing in the amount of $198,900.  The purchase price remains subject to certain additional customary post-closing adjustments.

The Duarte Business develops and manufactures motion control technologies and platforms, more specifically thrust reverser actuation systems.  The Duarte Business serves customers such as Airbus, Boeing, General Electric, Safran and the U.S. Government.  Its products are used primarily on commercial aircraft such as the Boeing 737, 747 and 777, and the Airbus A320.  The Duarte Business is being integrated into Woodward’s Aerospace segment.

The Duarte Business employs approximately 350 people, of which approximately 65% are union employees.  The collective bargaining agreements with Woodward’s union employees are generally renewed through contract renegotiations prior to the contract expiration date.  The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and Local No. 509 contract, which covers the unionized Duarte Business employees, expires May 25, 2013 and is in the process of being renegotiated.

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

Woodward is currently working with the Seller to finalize purchase price adjustments customary to these types of transactions and, therefore, has not finalized the valuations of all assets acquired and liabilities assumed.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of the Duarte Business:

Accounts receivable	$15,916
Inventories	30,149
Other current assets	10,369
Property, plant, and equipment	14,647
Goodwill	87,719
Intangible assets	79,300
Other noncurrent assets	18,097
Total assets acquired	256,197
Other current liabilities	28,739
Other noncurrent liabilities	28,598
Total liabilities assumed	57,337
Net assets acquired	$198,860

Assumed liabilities include $4,758 and $15,383 of current and long-term performance obligations, respectively, for contractual commitments that are expected to result in future economic losses.

The Asset Purchase Agreement included commitments for the Duarte Business to continue to provide services to the Seller unrelated to the core business acquired, for which Woodward will be paid by the Seller. Assumed liabilities include $12,985 and $13,215 of current and long-term performance obligations, respectively, for services to be provided to the Seller, offset by $8,103 and $18,097 of current and long-term assets, respectively, related to contractual payments due from the Seller.

In connection with the acquisition of the Duarte Business, Woodward did not assume the postretirement benefit obligations of the Duarte Business’ defined benefit pension plan.  Under the terms of the Asset Purchase Agreement, Woodward is obligated to establish a new defined benefit pension plan for the Duarte Business employees who were beneficiaries of the Seller’s defined benefit pension plan.  Woodward’s new defined benefit pension plan will provide for similar benefits as those provided by the Seller.  Woodward is in the process of establishing the new defined benefit pension plan.

A summary of the intangible assets acquired, weighted-average useful lives, and amortization methods follows:

	Estimated Amounts	Weighted-Average Useful Life		Amortization Method
Customer relationships and contracts	$67,000	20	years	Straight-line
Process technology	4,600	25	years	Straight-line
Backlog	7,700	3	years	Accelerated
Total	$79,300

Future amortization expense associated with the acquired intangibles is expected to be:

Year Ending September 30:
2013 (remaining)	$4,316
2014	5,588
2015	4,003
2016	3,663
2017	3,663
Thereafter	55,910
$77,143

Net sales and segment earnings for the Duarte Business subsequent to the date it was acquired by Woodward for the three and six-months ended March 31, 2013 were as follows.  Segment earnings exclude interest income, interest expense and income tax expense.

	Three-Months Ended	Six-Months Ended
	March 31, 2013	March 31, 2013
Net sales	$35,090	$35,090
Segment earnings	1,312	1,312

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

Prior to the acquisition of the Duarte Business,  the Duarte Business was a wholly owned business of the Seller, and as such was not a stand-alone entity for financial reporting purposes.  Accordingly, the historical operating results of the Duarte Business may not be indicative of the results that might have been achieved, historically or in the future, if the Duarte Business had been a stand-alone entity.  The unaudited pro forma results for the three and six-month periods ended March 31, 2013 and March 31, 2012 include amortization charges for acquired intangible assets, adjustments for depreciation expense for property, plant and equipment, transaction costs incurred, adjustments to interest expense, and related tax effects.

The unaudited pro forma results for the three and six-month periods ended March 31, 2013 and March 31, 2012, compared to the actual results reported in these Condensed Consolidated Financial Statements, follow:

	Three-Months Ended March 31, 2013		Three-Months Ended March 31, 2012
	As reported	Pro forma	As reported	Pro forma
Net sales	$485,513	$485,513	$468,793	$498,168
Net earnings	42,446	45,673	38,751	36,108
Earnings per share:
Basic earnings per share	$0.62	$0.66	$0.56	$0.52
Diluted earnings per share	0.61	0.65	0.55	0.51

	Six-Months Ended March 31, 2013		Six-Months Ended March 31, 2012
	As reported	Pro forma	As reported	Pro forma
Net sales	$893,852	$924,252	$876,689	$930,182
Net earnings	69,814	74,235	67,168	60,686
Earnings per share:
Basic earnings per share	$1.02	$1.08	$0.97	$0.88
Diluted earnings per share	1.00	1.06	0.95	0.86

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

The Company incurred transaction costs of $1,707 for the three and six-months ended March 31, 2013, which are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings.

Note 5.  Financial instruments and fair value measurements

The estimated fair values of Woodward’s financial instruments were as follows:

	At March 31, 2013		At September 30, 2012
	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Cash and cash equivalents	$54,658	$54,658	$61,829	$61,829
Investments in deferred compensation program	8,280	8,280	7,316	7,316
Note receivable from municipality	2,621	2,064	-	-
Short-term borrowings	(5,086)	(5,086)	(329)	(329)
Long-term debt, including current portion	(595,779)	(550,000)	(443,827)	(391,875)

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

In fiscal 2013, Woodward received a long-term note from a municipal corporation within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its aerospace business.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipality notes of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the long-term note was 3.1% at March 31, 2013.

The fair values of short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts because such borrowings are expected to be repaid or settled for their carrying amounts within a short period of time.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.2% and 2.1% as of March 31, 2013 and September 30, 2012, respectively.

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of March 31, 2013 or September 30, 2012.

	At March 31, 2013				At September 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$36,249	$-	$-	$36,249	$32,688	$-	$-	$32,688
Investments in money market funds	7,850	-	-	7,850	14,791	-	-	14,791
Investments in reverse repurchase agreements	10,559	-	-	10,559	14,350	-	-	14,350
Equity securities	8,280	-	-	8,280	7,316	-	-	7,316
Total financial assets	$62,938	$-	$-	$62,938	$69,145	$-	$-	$69,145

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

Investments in reverse repurchase agreements:  Woodward sometimes invests excess cash in reverse repurchase agreements.  Under the terms of Woodward’s reverse repurchase agreements, Woodward purchases with excess cash an interest in a pool of securities and is granted a security interest in those securities by the counterparty to the reverse repurchase agreement.  At an agreed upon date, generally the next business day, the counterparty repurchases Woodward’s interest in the pool of securities at a price equal to what Woodward paid to the counterparty plus a rate of return determined daily per the terms of the reverse repurchase agreement.  Woodward believes that the investments in these reverse repurchase agreements are with creditworthy financial institutions and that the funds invested are highly liquid.  The investments in reverse repurchase agreements are reported at fair value, with realized gains from interest income realized in earnings, and are included in “Cash and cash equivalents.”  Since the investments are generally overnight, the carrying value is considered to be equal to the fair value as the amount is deemed to be a cash deposit with no risk of change in value as of the end of each fiscal quarter.

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

Woodward did not enter into any hedging transactions during the three or six-months ended March 31, 2013 or 2012.  As of March 31, 2013 and September 30, 2012, all previous derivative instruments that Woodward had entered into were settled or terminated.

The remaining unrecognized losses in Woodward’s Condensed Consolidated Balance Sheets associated with terminated derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive loss, were $521 and $607 as of March 31, 2013 and September 30, 2012, respectively.

The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ended March 31, 2013			Three-Months Ended March 31, 2012
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$-	$-	$-	$-	$-	$-
Cash flow hedging relationships	Interest expense	43	-	43	43	-	43
		$43	$-	$43	$43	$-	$43

		Six-Months Ended March 31, 2013			Six-Months Ended March 31, 2012
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$-	$-	$-	$(3)	$-	$-
Cash flow hedging relationships	Interest expense	86	-	86	88	-	88
		$86	$-	$86	$85	$-	$88

Based on the carrying value of the unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of March 31, 2013, Woodward expects to reclassify $171 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 7.  Supplemental statement of cash flows information

	Six-Months Ended
	March 31,
	2013	2012
Interest paid, net of amounts capitalized	$12,945	$13,021
Income taxes paid	16,765	31,343
Income tax refunds received	2,905	1,711
Non-cash activities:
Purchases of property, plant and equipment on account	2,868	3,294
Common shares issued from treasury for benefit plans (Note 17)	9,780	9,335
Note receivable from municipality for economic development incentives	2,064	-
Cashless exercise of stock options	2,645	-
Settlement of receivable through purchase of treasury shares in connection with the cashless exercise of stock options	3,447	-

Note 8.  Inventories

	March 31,	September 30,
	2013	2012
Raw materials	$67,094	$31,209
Work in progress	88,669	85,942
Component parts and finished goods	295,967	281,078
	$451,730	$398,229

Note 9.  Property, plant, and equipment, net

	March 31,	September 30,
	2013	2012

Land	$23,857	$17,560
Buildings and improvements	202,809	199,692
Leasehold improvements	20,671	20,821
Machinery and production equipment	286,117	284,494
Computer equipment and software	88,216	89,565
Office furniture and equipment	22,936	23,272
Other	14,287	2,444
Construction in progress	45,325	27,643
	704,218	665,491
Less accumulated depreciation	(433,305)	(430,986)
Property, plant and equipment, net	$270,913	$234,505

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Depreciation expense	$10,139	$9,513	$20,412	$19,682

For the three and six-months ended March 31, 2013 and March 31, 2012, Woodward had capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Capitalized interest	$88	$124	$188	$428

Note 10.  Goodwill

	September 30, 2012	Additions	Effects of Foreign Currency Translation	March 31, 2013
Aerospace	$356,773	$87,719	$(465)	$444,027
Energy	104,601	-	(641)	103,960
Consolidated	$461,374	$87,719	$(1,106)	$547,987

On December 28, 2012, Woodward completed the acquisition of the Duarte Business (Note 4, Business acquisitions), which resulted in the recognition of $87,719 in goodwill.  The operations of the Duarte Business are being integrated into Woodward’s Aerospace segment.

Woodward tests goodwill for impairment at the individual or aggregated reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of an individual or aggregated reporting unit below its carrying amount.  Woodward aggregates reporting units that are components of the same operating segment if aggregation is appropriate based on the relevant U.S. GAAP authoritative guidance.  The impairment tests consist of comparing the implied fair value of each of the individual or aggregated reporting units with its carrying amount including goodwill.  If the carrying amount of the individual or aggregated reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.

Woodward completed its annual goodwill impairment test as of July 31, 2012 during the quarter ended September 30, 2012.  At that date, Woodward determined it was appropriate to aggregate certain components of the same operating segment into a single aggregated reporting unit.  The fair value of each of Woodward’s individual or aggregated reporting units was determined using a discounted cash flow method.  This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and the present value, based on the discount rate and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each individual or aggregated reporting unit’s current operational results, expected performance and operational strategies over a five or ten-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2012 impairment test were discounted using weighted-average cost of capital assumptions ranging from 8.88% to 9.60%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five or ten years of 4.05%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the individual or aggregated reporting units resulting fair values utilizing a market multiple method.

The results of Woodward’s goodwill impairment tests performed as of July 31, 2012 indicated the estimated fair value of each individual or aggregated reporting unit was substantially in excess of its carrying value, and accordingly, no impairment existed.

As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business in assessing goodwill for possible indications of impairment.  During the second quarter of fiscal 2013, the sequestration of U.S. federal government appropriations took effect under the Budget Control Act of 2011.  Woodward will continue to assess any long-term impacts of the resulting decrease in the level of U.S. defense spending on its aerospace business, but believes that it is well aligned with national defense and other priorities; therefore, it does not believe that this will significantly affect the valuations of its individual or aggregated reporting units given that Woodward’s direct and indirect sales to the U.S. government were 18% of total sales in fiscal year 2012.  There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain reporting units, the current economic environment, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Note 11.  Other intangibles, net

	March 31, 2013			September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$272,127	$(68,118)	$204,009	$205,221	$(59,297)	$145,924
Energy	41,745	(28,105)	13,640	41,770	(26,623)	15,147
Total	$313,872	$(96,223)	$217,649	$246,991	$(85,920)	$161,071

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	19,949	(13,874)	6,075	20,001	(13,229)	6,772
Total	$19,949	$(13,874)	$6,075	$20,001	$(13,229)	$6,772

Process technology:
Aerospace	$76,269	$(23,334)	$52,935	$71,716	$(20,622)	$51,094
Energy	23,114	(10,737)	12,377	23,166	(9,706)	13,460
Total	$99,383	$(34,071)	$65,312	$94,882	$(30,328)	$64,554

Other intangibles:
Aerospace	$47,323	$(40,196)	$7,127	$39,649	$(37,718)	$1,931
Energy	2,533	(1,481)	1,052	2,538	(1,303)	1,235
Total	$49,856	$(41,677)	$8,179	$42,187	$(39,021)	$3,166

Total intangibles:
Aerospace	$395,719	$(131,648)	$264,071	$316,586	$(117,637)	$198,949
Energy	87,341	(54,197)	33,144	87,475	(50,861)	36,614
Consolidated Total	$483,060	$(185,845)	$297,215	$404,061	$(168,498)	$235,563

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Amortization expense	$9,813	$8,294	$17,480	$16,552

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2013 (remaining)	$19,436
2014	32,860
2015	28,770
2016	27,063
2017	25,319
Thereafter	163,767
$297,215

Note 12.  Credit facilities, short-term borrowings and long-term debt

Under the terms of the Company’s Third Amended and Restated Credit Agreement, Woodward has a revolving credit facility with a syndicate of nine lenders led by JPMorgan Chase Bank, N.A., as administrative agent, with a borrowing capacity of $400,000 (the “Revolving Credit Facility”).  The Third Amended and Restated Credit Agreement provides for an option to increase available borrowings under the Revolving Credit Facility to up to $600,000, subject to the lenders’ participation.  Borrowings under the Revolving Credit Facility generally bear interest at the London Interbank Rate

(“LIBOR”) plus 0.95% to 1.525%.  There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2013.

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

A Chinese subsidiary of Woodward has a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its local operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus a margin of 3%.  The Chinese subsidiary had $5,086 in outstanding cash borrowings against the local credit facility at March 31, 2013 and had no outstanding cash borrowings under the local credit facility at September 30, 2012.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of March 31, 2013 and $329 of borrowings outstanding as of September 30, 2012 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt consisted of the following:

	March 31,	September 30,
	2013	2012
2008 Term loan – Variable rate of 1.47% at September 30, 2012, matures October 2013; unsecured	$-	$41,875
Series B notes – 5.63%, due October 2013; unsecured	100,000	100,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Long-term borrowings under Line of Credit - Variable rate of 1.12% at March 31, 2013	200,000	-
Total long-term debt	550,000	391,875
Less: current portion	(100,000)	(7,500)
Long-term debt, less current portion	$450,000	$384,375

In October 2008, Woodward entered into a term loan credit agreement (the “2008 Term Loan Credit Agreement”).  During the second quarter of fiscal 2013, the outstanding indebtedness of $40,000 under the 2008 Term Loan Credit Agreement, which generally bore interest at LIBOR plus 1.00% to 2.25%, was repaid and terminated, without penalty, and the remaining balance of unamortized debt issuance costs of $128 were written off to interest expense.

In connection with the acquisition of the Duarte Business, on December 21, 2012 Woodward entered into a 364 day uncommitted line of credit with JPMorgan Chase Bank, N.A. (the “Line of Credit”).  The Line of Credit provides for unsecured loans to Woodward of up to $200,000 on a revolving basis.  At the Company’s option, loans made under the Line of Credit bear interest at a floating rate based on either the prime rate or an adjusted LIBOR.  The Line of Credit under which

Woodward may borrow terminates on December 20, 2013.  There was $200,000 outstanding on the Line of Credit as of March 31, 2013, which consisted of an adjusted LIBOR loan bearing interest at 1.12% and maturing on April 30, 2013.  The Company cannot repay the adjusted LIBOR loan prior to the April 30, 2013 maturity date without incurring a prepayment penalty.  Subject to lender participation, Woodward may renew the loan for an additional period of time within the 364 day term of the Line of Credit.

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

Woodward classified the $200,000 outstanding on the Line of Credit as long-term as of March 31, 2013 based on its intention to refinance the $200,000 using new long-term debt facilities and/or its existing Revolving Credit Facility.  Woodward currently has the ability to utilize its existing Revolving Credit Facility, which matures in January 2017, to refinance the entire $200,000 outstanding balance, if necessary.

At March 31, 2013, Woodward held $54,658 in cash and cash equivalents, and had total outstanding debt of $555,086 with additional borrowing availability of $393,616 under its Revolving Credit Facility, net of outstanding letters of credit, and $23,659 under its Chinese credit facility, other foreign lines of credit and foreign overdraft facilities.

Management believes that Woodward was in compliance with all its debt covenants at March 31, 2013.

Note 13.  Accrued liabilities

	March 31,	September 30,
	2013	2012
Salaries and other member benefits	$27,896	$64,416
Current portion of restructuring and other charges	630	1,101
Warranties	14,568	15,742
Interest payable	11,408	11,362
Current portion of acquired performance obligations and unfavorable contracts (1)	18,932	-
Accrued retirement benefits	2,675	2,702
Deferred revenues	7,848	7,232
Taxes, other than income	8,933	8,833
Other	22,388	20,796
	$115,278	$132,184

(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

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

Warranties, September 30, 2012	$15,742
Net increase in accruals related to warranties during the period	335
Increases due to acquisition of Duarte Business	157
Settlements of amounts accrued	(1,618)
Foreign currency exchange rate changes	(48)
Warranties, March 31, 2013	$14,568

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

The summary of the activity in accrued restructuring charges during the three and six-months ended March 31, 2013 is as follows:

	Three-Months Ended
	March 31, 2013
	Restructuring Charges	Business Acquisitions	Total
Accrued restructuring charges, December 31, 2012	$95	$1,809	$1,904
Payments	(17)	(66)	(83)
Non-cash adjustments	10	(452)	(442)
Foreign currency exchange rates	(1)	-	(1)
Accrued restructuring charges, March 31, 2013	$87	$1,291	$1,378

	Six-Months Ended
	March 31, 2013
	Restructuring Charges	Business Acquisitions	Total
Accrued restructuring charges, September 30, 2012	$130	$1,848	$1,978
Payments	(52)	(66)	(118)
Non-cash adjustments	10	(491)	(481)
Foreign currency exchange rates	(1)	-	(1)
Accrued restructuring charges, March 31, 2013	$87	$1,291	$1,378

Other liabilities included $748 and $877 of accrued restructuring charges not expected to be settled within twelve months as of March 31, 2013 and September 30, 2012, respectively.

Note 14.  Other liabilities

	March 31,	September 30,
	2013	2012
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$76,830	$80,341
Uncertain tax positions, net of offsetting benefits (Note 16)	17,374	15,061
Acquired performance obligations and unfavorable contracts (1)	23,569	-
Other	14,068	14,041
	$131,841	$109,443

(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

Note 15.  Other (income) expense, net

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net (gain) loss on sale of assets	$(229)	$(80)	$(230)	$(72)
Rent income	(131)	(128)	(260)	(256)
Net (gain) loss on investments in deferred compensation program	(417)	(527)	(526)	(896)
Other	(113)	3	(136)	(2)
	$(890)	$(732)	$(1,152)	$(1,226)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Earnings before income taxes	$50,336	$54,038	$88,873	$94,214
Income tax expense	7,890	15,287	19,059	27,046
Effective tax rate	15.7%	28.3%	21.4%	28.7%

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) was enacted, which retroactively extended the U.S. research and experimentation tax credit through December 31, 2013.  As a result, income taxes for the three and six-months ending March 31, 2013 included a net expense reduction of $6,847 related to the retroactive impact of the U.S. research and experimentation tax credit pursuant to the Taxpayer Relief Act.

Income taxes for the three and six-months ending March 31, 2012 included a tax benefit of $3,326 related to a reduction in the anticipated amount of undistributed earnings of certain of Woodward’s foreign subsidiaries that were previously expected to be repatriated to the United States within the foreseeable future.  Woodward anticipates that a portion of those earnings will remain indefinitely invested outside the United States and accordingly it reversed the deferred tax liability associated with repatriating those earnings.

Worldwide unrecognized tax benefits were as follows:

	March 31,	September 30,
	2013	2012
Gross liability	$20,301	$18,069
Amount that would impact Woodward's effective tax rate, if recognized, net of expected offsetting adjustments	17,374	15,061

At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $2,206 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of the following:

	March 31,	September 30,
	2013	2012
Accrued interest and penalties	$2,012	$1,701

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

Most U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  In the second quarter of fiscal 2013 and 2012, Woodward fulfilled the annual Woodward stock contribution using shares held in treasury stock by issuing 250 shares of common stock for a total value of $9,780 and 209 shares of common stock for a total value of $9,335, respectively.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Company costs	$4,449	$4,350	$9,373	$8,982

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

In connection with the acquisition of the Duarte Business, Woodward did not assume the Seller’s postretirement benefit obligations under the Duarte Business’ defined benefit pension plan as they existed at the time of closing of the transaction.  Under the terms of the Asset Purchase Agreement, Woodward is in the process of establishing a new defined benefit pension plan for the Duarte Business employees who were beneficiaries of the Seller’s defined benefit pension plan.  Woodward’s new defined benefit pension plan will provide for similar benefits as those provided by the Seller.  Expenses of and contributions to the new defined benefit pension plan for the eligible Duarte Business employees are expected to be approximately $303 and $50, respectively, during the second half of fiscal 2013.

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended March 31,
	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Service cost	$1,107	$882	$262	$285	$1,369	$1,167
Interest cost	1,392	1,454	525	569	1,917	2,023
Expected return on plan assets	(2,045)	(1,752)	(648)	(645)	(2,693)	(2,397)
Amortization of:
Net actuarial (gain) loss	343	131	115	165	458	296
Prior service cost (benefit)	18	18	(2)	(2)	16	16
Net periodic retirement pension (benefit) cost	$815	$733	$252	$372	$1,067	$1,105
Contributions paid	$1,500	$150	$443	$451	$1,943	$601

	Six-Months Ended March 31,
	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Service cost	$2,214	$1,765	$543	$572	$2,757	$2,337
Interest cost	2,784	2,908	1,073	1,138	3,857	4,046
Expected return on plan assets	(4,090)	(3,504)	(1,327)	(1,290)	(5,417)	(4,794)
Amortization of:
Net actuarial (gain) loss	687	262	239	332	926	594
Prior service cost (benefit)	37	37	(4)	(4)	33	33
Net periodic retirement pension (benefit) cost	$1,632	$1,468	$524	$748	$2,156	$2,216
Contributions paid	$3,000	$300	$2,257	$2,332	$5,257	$2,632

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$18	$18	$36	$35
Interest cost	311	450	622	899
Amortization of:
Net actuarial (gain) loss	(17)	23	(34)	46
Prior service cost (benefit)	(39)	(138)	(79)	(275)
Net periodic other postretirement (benefit) cost	$273	$353	$545	$705
Contributions paid	$587	$792	$1,343	$1,293

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans.  As a result, the actual funding in fiscal 2013 may differ from the current estimate.  Woodward estimates its remaining cash contributions in fiscal 2013, including those associated with the new defined benefit plan currently being established for the eligible employees of the Duarte Business, will be as follows:

Retirement pension benefits:
United States	$3,050
United Kingdom	949
Japan	-
Switzerland	184
Other postretirement benefits	2,669

Multi-employer defined benefit plans

Woodward operates two multi-employer plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multi-employer plans were as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Company contributions	$201	$189	$411	$401

Note 18.  Stock-based compensation

Stock options

Woodward’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which has been approved by Woodward’s stockholders, provides for the grant of up to 7,410 stock options to its employees and directors.  Woodward believes that these awards align the interest of its employees and directors with those of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, a  ten-year term, and a four-year vesting schedule at a rate of 25% per year.

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

	Three-Months Ended				Six-Months Ended
	March 31,				March 31,
	2013	2012			2013			2012
Expected term	5.8 years	5.9 years			5.8	-	8.6 years	5.9	-	8.5 years
Estimated volatility	54.9%	55.5%	-	55.6%	48.7%	-	54.9%	48.9%	-	55.6%
Estimated dividend yield	0.8%	0.7%			0.8%	-	1.0%	0.7%	-	1.1%
Risk-free interest rate	1.0%	1.0%	-	1.3%	0.8%	-	1.3%	1.0%	-	1.6%

The following is a summary of the activity for stock option awards during the three and six-months  ended March 31,  2013:

	Three-Months Ended		Six-Months Ended
	March 31, 2013		March 31, 2013
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	4,970	$23.94	4,556	$21.79
Options granted	10	38.88	690	33.71
Options exercised	(441)	14.41	(693)	13.11
Options forfeited	(4)	30.00	(18)	28.61
Options, ending balance	4,535	24.90	4,535	24.90

Changes in non-vested stock options during the three and six-months ended March 31, 2013 were as follows:

	Three-Months Ended		Six-Months Ended
	March 31, 2013		March 31, 2013
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	1,775	$29.95	1,670	$27.07
Options granted	10	38.88	690	33.71
Options vested	(23)	32.18	(584)	26.15
Options forfeited	(4)	30.00	(18)	28.61
Options, ending balance	1,758	29.97	1,758	29.97

As of March 31, 2013, there was approximately $15,300 of total unrecognized compensation cost, which assumes a weighted-average forfeiture rate of 7.1%, related to non-vested stock-based compensation arrangements granted under the 2002 Stock Option Plan (for which no further grants will be made) and the 2006 Plan.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2013 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,535	$24.90	6.1	$67,478
Options vested and exercisable	2,777	21.69	4.6	50,203
Options vested and expected to vest	4,412	24.73	6.1	66,374

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Segment external net sales:
Aerospace	$270,493	$224,337	$481,882	$417,563
Energy	215,020	244,456	411,970	459,126
Total consolidated net sales	$485,513	$468,793	$893,852	$876,689
Segment earnings:
Aerospace	$41,223	$33,681	$72,791	$60,741
Energy	24,235	34,334	48,143	61,059
Total segment earnings	65,458	68,015	120,934	121,800
Nonsegment expenses	(8,174)	(7,509)	(18,725)	(14,936)
Interest expense, net	(6,948)	(6,468)	(13,336)	(12,650)
Consolidated earnings before income taxes	$50,336	$54,038	$88,873	$94,214

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	March 31, 2013	September 30, 2012
Segment assets:
Aerospace	$1,290,025	$1,059,754
Energy	586,118	605,842
Total segment assets	1,876,143	1,665,596
Unallocated corporate property, plant and equipment, net	30,909	15,763
Other unallocated assets	197,514	178,605
Consolidated total assets	$2,104,566	$1,859,964

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
•

the potential of a significant reduction in defense sales due to decreases in the amount of U.S. Federal defense spending, including the results of the sequestration of appropriations in fiscal year 2013 under the Budget Control Act of 2011 (the “Budget Act”), or other specific budget cuts impacting defense programs in which we participate;

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

EBIT and EBITDA for the three and six-months ended March 31, 2013  and March 31, 2012  were as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net earnings	$42,446	$38,751	$69,814	$67,168
Income taxes	7,890	15,287	19,059	27,046
Interest expense	7,017	6,552	13,473	12,860
Interest income	(69)	(84)	(137)	(210)
EBIT	57,284	60,506	102,209	106,864
Amortization of intangible assets	9,813	8,294	17,480	16,552
Depreciation expense	10,139	9,513	20,412	19,682
EBITDA	$77,236	$78,313	$140,101	$143,098

Free cash flow for the six-months ended March 31, 2013 and March 31, 2012 was as follows:

	Six-Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$92,987	$12,226
Payments for property, plant and equipment	(47,184)	(30,523)
Free cash flow	$45,803	$(18,297)

OVERVIEW

Operational Highlights

On December 27, 2012, Woodward entered into a definitive asset purchase agreement with GE Aviation Systems LLC (the “Seller”) and General Electric Company for the acquisition of substantially all of the assets and certain liabilities related to the Seller’s thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”) for an aggregate purchase price of $200,000.  The sale was completed on December 28, 2012 and, based on customary purchase price adjustments, we paid cash at closing in the amount of $198,900.

The Duarte Business develops and manufactures motion control technologies and platforms, more specifically thrust reverser actuation systems.  The Duarte Business serves customers such as Airbus, Boeing, General Electric, Safran and the U.S. Government.  Its products are used primarily on commercial aircraft such as the Boeing 737, 747 and 777, and the Airbus A320.  The Duarte Business is being integrated into Woodward’s Aerospace segment and has been included in our operating results since the date of acquisition.

Quarter to Date Highlights

Net sales for the second quarter of fiscal 2013 were $485,513,  compared to  $468,793 for the second quarter of the prior fiscal year.  Net sales, excluding the Duarte Business, for the second quarter of fiscal 2013 were $450,423.  Net sales were negatively impacted by decreased volumes in our Energy segment, mostly attributable to an approximate $30,000 decline in wind turbine converter sales, offset by increased volumes in our Aerospace segment and increased prices in both of our segments.

EBIT for the second quarter of fiscal 2013 was $57,284,  down 5.3% from $60,506 in the same period of fiscal 2012.  The current quarter EBIT was impacted by the decreased sales volumes in the Energy segment, primarily attributable to decreased wind turbine converter sales, partially offset by higher Aerospace segment sales volumes, increased sales prices across both our segments, and decreased research and development expenses as compared to the prior year’s second quarter.  Foreign currency exchange rates had a positive impact of approximately $1,200 on EBIT for the quarter as compared to the same quarter of the prior year.

Net earnings for the second quarter of fiscal 2013 were $42,446, or $0.61 per diluted share, compared to $38,751, or $0.55 per diluted share, for the second quarter of fiscal 2012.  The effective tax rate in the second quarter of fiscal 2013 was 15.7% compared to 28.3% for the second quarter of the prior year, primarily due to the impact of the extension of the U.S. research and experimentation tax credit under the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) .  Excluding the favorable $0.07 per diluted share impact of the fiscal 2012 retroactive portion of the reinstatement of the U.S. research and experimentation credit, net earnings for the second quarter of fiscal 2013 were $0.54 per diluted share.

Year to Date Highlights

Net sales for the first half of fiscal 2013 were $893,852, an increase of 2.0% from $876,689 for the first half of the prior fiscal year.  Net sales, excluding the Duarte Business, for the first half of fiscal 2013 were $858,762, a decrease of 2.0%.  Net sales were negatively impacted by decreased volumes in our Energy segment, mostly attributable to an approximate $40,000 decline in wind turbine converter sales, partially offset by increased volumes in our Aerospace segment and increased prices in both of our segments.

EBIT for the first half of fiscal 2013 was $102,209, down 4.4% from $106,864 in the same period of fiscal 2012.  Current year EBIT was negatively affected by decreased sales volumes in our Energy segment, offset by higher Aerospace segment sales volumes, increased sales prices across both our segments, and decreased variable compensation expense in the first half of fiscal 2013.

Net earnings for the first half of fiscal 2013 were $69,814, or $1.00 per diluted share, compared to $67,168, or $0.95 per diluted share, for the first half of fiscal 2012.  The effective tax rate in the first half of fiscal 2013 was 21.4% compared to 28.7% for the first half of the prior year.  Excluding the favorable $0.07 per diluted share impact of the fiscal 2012 retroactive portion of the reinstatement of the U.S. research and experimentation credit under the Taxpayer Relief Act, net earnings for the first six-months of fiscal 2013 were $0.93 per diluted share.

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal 2013 was $92,987 compared to $12,226 for the same period of fiscal 2012, primarily attributable to higher cash inflows from strong sales in the fourth quarter of fiscal 2012 and lower inventory purchases in the first half of fiscal 2013.  Inventory utilized $24,626 of cash in the first half of fiscal 2013 compared to $35,221 of cash utilized in the first half of fiscal 2012.

Free cash flow for the first half of fiscal 2013 was $45,803 compared to negative free cash flow of $18,297 for the same period of fiscal 2012, due primarily to higher cash inflows from strong sales in the fourth quarter of fiscal 2012 and lower

inventory purchases in the first half of fiscal 2013, partially offset by our continuing investment in capital expenditures.    EBITDA decreased by $2,997 to $140,101 for the first half of fiscal 2013 from $143,098 for the same period of fiscal 2012.

During the second quarter of fiscal 2013, our 2008 Term Loan, which had a balance of $40,000 at December 31, 2012, was repaid and terminated, without penalty, and the remaining balance of unamortized debt issuance costs of $128 were written off to interest expense.

In connection with the acquisition of the Duarte Business, on December 21, 2012, we entered into a 364 day uncommitted line of credit with JPMorgan Chase Bank, N.A. (the “Line of Credit”).  The Line of Credit provides for unsecured loans of up to $200,000 on a revolving basis.  At Woodward’s option, loans made under the Line of Credit bear interest at a floating rate based on either the prime rate or an adjusted London Interbank Rate (“LIBOR”).  The Line of Credit extends through December 20, 2013.  There was $200,000 outstanding on the Line of Credit as of March 31, 2013.

At March 31, 2013, we held $54,658 in cash and cash equivalents, and had total outstanding debt of $555,086 with additional borrowing availability of $393,616 under our $400,000 revolving credit facility, net of outstanding letters of credit.  There was additional borrowing capacity of $23,659 under our Chinese credit facility, various foreign lines of credit, and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Six-Months Ended
	March 31, 2013	% of Net Sales	March 31, 2012	% of Net Sales	March 31, 2013	% of Net Sales	March 31, 2012	% of Net Sales
Net sales	$485,513	100%	$468,793	100%	$893,852	100%	$876,689	100%
Costs and expenses:
Cost of goods sold	348,100	71.7	322,492	68.8	637,673	71.3	606,902	69.2
Selling, general, and administrative expenses	37,206	7.7	40,788	8.7	73,624	8.2	79,358	9.1
Research and development costs	34,000	7.0	37,445	8.0	64,018	7.2	68,239	7.8
Amortization of intangible assets	9,813	2.0	8,294	1.8	17,480	2.0	16,552	1.9
Interest expense	7,017	1.4	6,552	1.4	13,473	1.5	12,860	1.5
Interest income	(69)	0.0	(84)	0.0	(137)	0.0	(210)	0.0
Other (income) expense, net	(890)	(0.2)	(732)	(0.2)	(1,152)	(0.1)	(1,226)	(0.1)
Total costs and expenses	435,177	89.6	414,755	88.5	804,979	90.1	782,475	89.3
Earnings before income taxes	50,336	10.4	54,038	11.5	88,873	9.9	94,214	10.7
Income tax expense	7,890	1.6	15,287	3.3	19,059	2.1	27,046	3.1
Net earnings	$42,446	8.7	$38,751	8.3	$69,814	7.8	$67,168	7.7

Other select financial data:

	March 31,	September 30,
	2013	2012
Working capital	$557,531	$623,609
Short-term borrowings	5,086	329
Total debt	555,086	392,204
Total stockholders' equity	1,068,181	1,008,115

Net Sales

Consolidated net sales for the second quarter and first half of fiscal 2013 increased by $16,720, or 3.6%, and $17,163, or 2.0%, respectively, compared to the same periods of fiscal 2012.  Details of the changes in consolidated net sales are as follows:

	Three-Month	Six-Month
	Period	Period
Consolidated net sales for the period ended March 31, 2012	$468,793	$876,689
Aerospace volume	6,955	21,414
Energy volume	(29,269)	(45,343)
Price and sales mix	5,517	10,260
Duarte Business acquisition	35,090	35,090
Effects of changes in foreign currency rates	(1,573)	(4,258)
Consolidated net sales for the period ended March 31, 2013	$485,513	$893,852

The increase in net sales for the second quarter and first half of fiscal 2013 was primarily attributable to increased volumes in our Aerospace segment, led by increased commercial original equipment manufacturer (“OEM”) and military aftermarket sales, partially offset by decreased volumes in our Energy segment primarily attributable to lower wind turbine converter sales.  A portion of the prior year’s wind turbine converter sales were higher due to accelerated ordering by our customers in an effort to take advantage of the then expiring government incentives and to comply with various renewable energy mandates.  The balance of the decline in wind turbine converter sales in the current year was unanticipated and reflects general uncertainty with respect to investments in large wind projects.

Price changes:    Increases in selling prices were driven primarily by price increases in our Aerospace segment markets.  Selling prices in the Energy segment also increased due to standard business practice in response to inflationary increases in production costs.

Foreign currency exchange rates:  During the second quarter and first half of fiscal 2013, our net sales were negatively impacted by $1,573 and $4,258, respectively, when compared to the same periods of fiscal 2012 due to unfavorable fluctuations in foreign currency exchange rates.

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

Costs and Expenses

Cost of goods sold increased by $25,608 to $348,100 for the second quarter of fiscal 2013 from $322,492 for the second quarter of fiscal 2012.  Cost of goods sold increased to $637,673 for the first half of fiscal 2013 from $606,902 for the first half of 2012.  Gross margins (as measured by net sales less cost of goods sold, divided by net sales) decreased to 28.3% and 28.7% for the second quarter and first half of fiscal 2013, respectively, compared to 31.2% and 30.8%, respectively, for the same periods of the prior year.  The decrease in gross margins is primarily due to the decreased volume in our Energy segment mostly due to reduced wind turbine converter sales volumes and the loss of related fixed cost leverage, partially offset by improved pricing across both of our segments.

Selling, general, and administrative expenses decreased by $3,582, or 8.8%, to $37,206 for the second quarter of fiscal 2013 as compared to $40,788 for the same period of fiscal 2012.    Selling, general and administrative expenses decreased as a percentage of net sales to 7.7% for the second quarter of fiscal 2013 as compared to 8.7% for the same period of fiscal 2012.  Selling, general, and administrative expenses decreased by $5,734, or 7.2%, to $73,624 for the first half of fiscal 2013 as compared to $79,358 for the same period of fiscal 2012.  Selling, general, and administrative expenses as a percentage of net sales decreased to 8.2% for the first half of fiscal 2013 compared to 9.1% for the same period of fiscal 2012.  The decrease is related primarily to net foreign currency revaluation gains in the second quarter and first half of fiscal 2013 compared to net losses in the prior year, as well as decreases in variable compensation.  In addition, the prior year’s selling, general and administrative expenses included increases in bad debt reserves in response to the bankruptcies of several airlines.  We believe we have no exposure to significant future losses at this time.

Research and development costs decreased by $3,445, or 9.2%, to $34,000,  for the second quarter of fiscal 2013 as compared to $37,445, for the same period of fiscal 2012.  Research and development costs decreased by $4,221, or 6.2%, to $64,018 for the first half of fiscal 2013 as compared to $68,239 for the same period of fiscal 2012.  Research and development costs decreased as a percentage of sales to 7.0% and 7.2% for the second quarter and first half of 2013, respectively, as compared to 8.0% and 7.8%, respectively, for the same periods of the prior year.  Research and development costs decreased primarily due to the completion of certain programs and lower related material purchases.  Our research and development activities extend across almost all of our customer base.

Amortization of intangible assets increased to $9,813 and $17,480 for the second quarter and first half of fiscal 2013, respectively, compared to $8,294 and $16,552 for the same periods in fiscal 2012.  As a percentage of net sales, amortization of intangible assets were 2.0% for both the second quarter and first half of fiscal 2013, as compared to 1.8% and 1.9%, respectively, for the same periods of the prior year.

Interest expense increased to $7,017 and $13,473 for the second quarter and first half of fiscal 2013, respectively, compared to $6,552 and $12,860 for the same periods in fiscal 2012.  As a percentage of net sales, interest expense was consistent with the prior year at 1.4% and 1.5% for the second quarter and first half of fiscal 2013, respectively.

Income taxes were provided at an effective rate on earnings before income taxes of 15.7% and 21.4% for the second quarter and first half of fiscal 2013, respectively, compared to 28.3% and 28.7% for the same respective periods of fiscal 2012.  The reductions in the effective tax rates are primarily attributable to the retroactive impact of the reinstatement of the U.S. research and experimentation credit in fiscal year 2013.  Excluding the impact of the fiscal 2012 portion of the retroactive reinstatement, the tax rates for the second quarter and first half of fiscal 2013 would have been approximately 26% and 27%, respectively.  The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

	Three-Month	Six-Month
	Period	Period
Effective tax rate for the period ended March 31, 2012	28.3%	28.7%
State income taxes, net of federal tax benefit	(0.5)	(0.5)
Research credit in fiscal 2013 as compared to fiscal 2012	(16.9)	(8.1)
Prior period adjustments, net	-	(1.1)
Repatriation reserve change	6.2	3.5
Foreign tax rate differences	(1.5)	(1.5)
Other changes, net	0.1	0.4
Effective tax rate for the period ended March 31, 2013	15.7%	21.4%

During the second quarter of fiscal 2012, we re-evaluated our strategic alternatives in various international markets and determined that a portion of the undistributed earnings of certain of our foreign subsidiaries that were previously expected to be repatriated to the United States within the foreseeable future will remain indefinitely invested outside the United States to support the growth of future operations.  We accordingly reversed the deferred tax liability associated with repatriating those earnings, resulting in a tax benefit of $3,326 for the three and six-months ending March 31, 2012.

Segment Results

The following table presents sales by segment:

	Three-Months Ended March 31,				Six-Months Ended March 31,
	2013		2012		2013		2012
External net sales:
Aerospace	$270,493	55.7%	$224,337	47.9%	$481,882	53.9%	$417,563	47.6%
Energy	215,020	44.3	244,456	52.1	411,970	46.1	459,126	52.4
Consolidated net sales	$485,513	100.0%	$468,793	100.0%	$893,852	100.0%	$876,689	100.0%

The following table presents earnings by segment:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2013	2012	2013	2012
Aerospace	$41,223	$33,681	$72,791	$60,741
Energy	24,235	34,334	48,143	61,059
Total segment earnings	65,458	68,015	120,934	121,800
Nonsegment expenses	(8,174)	(7,509)	(18,725)	(14,936)
Interest expense, net	(6,948)	(6,468)	(13,336)	(12,650)
Consolidated earnings before income taxes	50,336	54,038	88,873	94,214
Income tax expense	(7,890)	(15,287)	(19,059)	(27,046)
Consolidated net earnings	$42,446	$38,751	$69,814	$67,168

The following table presents earnings by segment as a percentage of segment net sales:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2013	2012	2013	2012
Aerospace	15.2%	15.0%	15.1%	14.5%
Energy	11.3%	14.0%	11.7%	13.3%

Aerospace

Aerospace segment net sales were $270,493 and $481,882 for the second quarter and first half of fiscal 2013, respectively, compared to $224,337 and $417,563 for the same respective periods of fiscal 2012. Segment net sales excluding the Duarte Business were $235,403 and $446,792 for the second quarter and first half of fiscal 2013, respectively.  Segment sales during the second quarter and first half of fiscal 2013 were higher compared to the same periods of the prior year, driven primarily by commercial OEM and military aftermarket sales.

Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on improved airline demand and new product introduction.  Military aftermarket spare parts and repair sales were up significantly, particularly for rotorcraft programs.  OEM military sales in the first half of fiscal 2013 were in total relatively unchanged when compared to the first half of the prior year.

During our second quarter of fiscal 2013, the sequestration of U.S. federal government appropriations took effect under the Budget Act.  The impact of this action will take months to be clarified.  We will continue to monitor any potential long-term effects of the Budget Act to our business.

Aerospace segment earnings increased by $7,542, or 22.4%, to $41,223 and $12,050, or 19.8%, to $72,791 for the second quarter and first half of fiscal 2013, respectively, as compared to $33,681 and $60,741, respectively, for the same periods of fiscal 2012 due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2012	$33,681	$60,741
Sales volume	2,468	7,294
Duarte Business acquisition	1,312	1,312
Manufacturing costs associated with increased capacity and capability	-	(2,014)
Research and development expense	3,082	1,397
Variable compensation	(338)	3,624
Effects of changes in foreign currency rates	567	506
Other, net	451	(69)
Earnings for the period ended March 31, 2013	$41,223	$72,791

Segment earnings as a percentage of sales increased to 15.2%  and 15.1% for the second quarter and first half of fiscal 2013, respectively, compared to 15.0% and 14.5% for the same periods of the prior year.  The increase in Aerospace segment earnings in the second quarter compared to the same period of fiscal 2012 was primarily the result of sales volume increases and decreased investment in research and development.  The increase in Aerospace segment earnings in the first half of fiscal 2013 compared to the same period of fiscal 2012 was primarily the result of sales volume increases, reduced variable compensation expense, and decreased investment in research and development, partially offset by expenses associated with improved manufacturing capacity and capability related to new systems programs that we have been awarded.

   Energy

Energy segment net sales were $215,020 and $411,970 for the second quarter and first half of fiscal 2013, respectively, compared to $244,456 and $459,126 for the same respective periods of fiscal 2012.  The decrease in sales is primarily attributable to decreased sales for wind turbine converters.  Wind turbine converter sales for the second quarter and first half of fiscal 2013 declined approximately $30,000 and $40,000, respectively,  predominantly in North America.  Wind turbine converter sales were higher in the prior year partially due to accelerated ordering by our customers in an effort to take advantage of the then expiring government incentives and to comply with various renewable energy mandates.  The balance of the decline in wind turbine converter sales in the current year was unanticipated and reflects general uncertainty with respect to investments in large wind projects.

Additionally, softness in other reciprocating engine and industrial turbine systems sales was partially offset by strong sales of compressed natural gas systems.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which extends the wind tax credit for projects that begin construction in calendar year 2013.  Due to the lengthy planning and ordering cycle involved in these wind turbine projects, we believe the effects of this current legislation on our future sales in fiscal 2013 will not be material.

Energy segment earnings decreased by $10,099, or 29.4%, to $24,235 and $12,916, or 21.2%, to $48,143 for the second quarter and first half of fiscal 2013, respectively, as compared to $34,334 and $61,059, respectively, for the same periods of fiscal 2012 due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2012	$34,334	$61,059
Sales volume	(13,098)	(20,575)
Selling price and mix	5,770	7,965
Variable compensation	(90)	2,785
Effects of changes in foreign currency rates	426	(1,185)
Other, net	(3,107)	(1,906)
Earnings for the period ended March 31, 2013	$24,235	$48,143

Segment earnings as a percentage of sales decreased to 11.3%  and 11.7% for the second quarter and first half of fiscal 2013, respectively, compared to 14.0% and 13.3% for the same periods of the prior year.  The decrease in the Energy segment earnings for both the second quarter and the first half of fiscal 2013 as compared to the same periods of fiscal 2012 was driven primarily by decreased volume and the loss of related fixed cost leverage.  This was partially offset by the effects of increased selling price and favorable product mix.  Energy segment earnings for the first half of fiscal 2013 also reflects reduced variable compensation expense when compared to the first half of fiscal 2012.  Foreign currency exchange rates had a favorable impact of $426 and an unfavorable impact of $1,185 on segment earnings for the second quarter and first half of fiscal 2013, respectively, compared to the same periods of the prior fiscal year.

Nonsegment expenses

Nonsegment expenses for the second quarter and first half of fiscal 2013 increased to $8,174 and $18,725, respectively, compared to $7,509 and $14,936 for the same periods of fiscal 2012.  As a percent of net sales, nonsegment expenses for the second quarter and first half of fiscal 2013 increased to 1.7% and 2.1% of net sales, respectively, compared to 1.6% and 1.7% of net sales for the same periods of fiscal 2012.  The increase in nonsegment expenses as a percent of net sales is primarily attributable to costs of $1,707, incurred in the first half of fiscal 2013, associated with the acquisition of the Duarte Business.

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

As of March 31, 2013, we do not believe that any potential European sovereign debt defaults would have a material adverse affect on our liquidity.  We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other government support.  We will continue to monitor our exposure to risks relating to European sovereign debt.

Our aggregate cash and cash equivalents were $54,658 and $61,829, and our working capital was $557,531 and $623,609 at March 31, 2013 and September 30, 2012, respectively.  Of the $54,658 of cash and cash equivalents held at March 31, 2013, $36,988 is held by our foreign subsidiaries.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, Woodward’s Chinese subsidiary has accepted in settlement of certain customer accounts receivable from Chinese customers bank drafts authorized by large, creditworthy Chinese banks.  These bank drafts represent a promise to pay the balance of the receivable at a future date, albeit under payment terms that can be longer than traditional payment terms offered to other Woodward customers.  At March 31, 2013 and September 30, 2012, Woodward had bank drafts of $63,780 and $40,312, respectively, recorded as accounts receivable on its condensed consolidated balance sheets.  Woodward only accepts bank drafts authorized by large, creditworthy banks whereby the credit risk associated with the bank draft is assessed to be minimal.

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

At March 31, 2013, we had total outstanding debt of $555,086, including $200,000 borrowed under the Line of Credit in December 2012 in connection with the acquisition of the Duarte Business as discussed below, with additional borrowing availability of $393,616 under our Revolving Credit Facility, net of outstanding letters of credit, and additional borrowing availability of $23,659 under various foreign credit facilities.  Our 2008 Term Loan, which had a balance of $40,000 at December 31, 2012, was repaid and terminated, without penalty, during the second quarter of fiscal 2013, and the remaining balance of unamortized debt issuance costs of $128 were written off to interest expense during the quarter.  Our Series B notes mature in October 2013 and require a payment of $100,000.

In connection with the acquisition of the Duarte Business, on December 21, 2012 we entered into the Line of Credit.  The Line of Credit provides for unsecured loans to the Company of up to $200,000 on a revolving basis.  At the Company’s option, loans made under the Line of Credit bear interest at a floating rate based on either the prime rate or an adjusted LIBOR.  The Line of Credit terminates on December 20, 2013.  There was $200,000 outstanding on the Line of Credit as of March 31, 2013, which consisted of an adjusted LIBOR loan bearing interest at 1.12% and maturing on April 30, 2013.  The Company cannot repay the adjusted LIBOR loan prior to the April 30, 2013 maturity date without incurring a prepayment penalty.  Subject to lender participation, the Company may renew the loan for an additional period of time within the 364 day term of the Line of Credit.

We have classified the $200,000 outstanding on the Line of Credit as long-term as of March 31, 2013 based on our intention to refinance the $200,000 using new long-term debt facilities and/or our existing Revolving Credit Facility.  We currently have the ability to utilize our existing Revolving Credit Facility, which matures in January 2017, to refinance the entire $200,000 outstanding balance, if necessary.

At March 31, 2013, we had no borrowings outstanding from our Revolving Credit Facility and $5,086 of borrowings outstanding on our foreign credit facilities.    Short-term borrowing activity during the six-months ended March 31, 2013 were as follows:

Maximum daily balance during the period	$25,086
Average daily balance during the period	$6,764
Weighted average interest rate on average daily balance	4.06%

We believe we were in compliance with all our debt covenants at March 31, 2013.

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

Cash Flows Summary

	Six-Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$92,987	$12,226
Net cash used in investing activities	(245,724)	(30,308)
Net cash provided by (used in) financing activities	145,688	(117)
Effect of exchange rate changes on cash and cash equivalents	(122)	(11)
Net change in cash and cash equivalents	(7,171)	(18,210)
Cash and cash equivalents at beginning of period	61,829	74,539
Cash and cash equivalents at end of period	$54,658	$56,329

Net cash flows provided by operating activities for the first half of fiscal 2013 was $92,987 compared to $12,226 for the same period of fiscal 2012.  The increase of $80,761 is primarily attributable to higher cash inflows from strong sales in the fourth quarter of fiscal 2012 and lower inventory purchases in the first half of fiscal 2013.  Inventory utilized $24,626 of cash in the first half of fiscal 2013 compared to $35,221 of cash utilized in the first half of fiscal 2012.

 Net cash flows used in investing activities for the first half of fiscal 2013 was $245,724 compared to $30,308 for the same period of fiscal 2012 due primarily to the acquisition of the Duarte Business in the first quarter of fiscal 2013.

Net cash flows provided by financing activities for the first half of fiscal 2013 was $145,688 as compared to net cash flows used in financing for the same period of fiscal 2012 of $117.  During the first half of fiscal 2013, we had net short and long-term borrowings of $162,868 compared to $17,925 in the prior year first half.  The higher borrowings in the first half of fiscal 2013 were attributable to the acquisition of the Duarte Business.  We utilized $17,144 to repurchase 448 shares of our common stock in the first half of fiscal 2013, compared to $14,312 to repurchase 345 shares of our common stock in the same period of fiscal 2012, under our existing stock repurchase program.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first half of fiscal 2013 other than our entering into the Line of Credit as discussed in Note 12, Credit facilities, short-term borrowings and long-term debt, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 28, 2012, we acquired the Duarte Business as discussed in Note 4, Business acquisitions,  in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  We considered the results of our pre-acquisition due diligence activities and the continuation by the Duarte Business of its established internal control over financial reporting as part of our overall evaluation of disclosure controls and procedures as of March 31, 2013.  The objectives of the Duarte Business’ established internal control over financial reporting are consistent, in all material respects, with Woodward objectives.  We are in the process of completing a more comprehensive review of the Duarte Business’ internal control over financial reporting, and will be implementing changes to better align its reporting and internal controls with the rest of Woodward.  As a result of the timing of the acquisition and the changes that are anticipated to be made, and in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses, we currently intend to exclude the Duarte Business from the September 30, 2013 assessment of Woodward’s internal control over financial reporting.  The Duarte Business accounted for approximately 12.9% of Woodward’s total assets at March 31, 2013.  The Duarte Business accounted for 7.2% of Woodward’s total net sales for the quarter ended March 31, 2013.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts.)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)

January 1, 2013 through January 31, 2013	-	$-	-	$146,052
February 1, 2013 through February 28, 2013 (2)	363,597	38.53	363,597	132,044
March 1, 2013 through March 31, 2013 (3)	84,608	37.30	84,100	128,908

(1)

In July 2010, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013.

(2)	Does not include shares acquired as part of the cashless exercise of stock options. In February 2013, 53,689 shares were acquired at an average price of $39.38 per share.

(3)

The Woodward Executive Benefit Plan, which is a separate legal entity, acquired 508 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in March 2013.  Shares owned by the Woodward Executive Benefit Plan are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.            Exhibits

       Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.

Date: April 22, 2013	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: April 22, 2013	/s/ Robert F. Weber, Jr.
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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.