Form 10-Q
period 2013-06-30
Woodward, Inc.
filed 2013-07-26
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-08408

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

Yes ☐ No ☒

As of July 23, 2013, 68,038,373 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$483,759	$460,241	$1,377,611	$1,336,930
Costs and expenses:
Cost of goods sold	349,482	329,451	987,155	936,354
Selling, general and administrative expenses	46,747	39,627	120,371	118,984
Research and development costs	35,487	38,958	99,505	107,197
Amortization of intangible assets	9,769	8,139	27,249	24,691
Interest expense	6,723	6,611	20,196	19,471
Interest income	(68)	(265)	(205)	(475)
Other (income) expense, net (Note 15)	122	12	(1,030)	(1,214)
Total costs and expenses	448,262	422,533	1,253,241	1,205,008
Earnings before income taxes	35,497	37,708	124,370	131,922
Income tax expense	11,834	9,406	30,893	36,452
Net earnings	$23,663	$28,302	$93,477	$95,470

Earnings per share (Note 3):
Basic earnings per share	$0.35	$0.41	$1.36	$1.38
Diluted earnings per share	$0.34	$0.40	$1.34	$1.36

Weighted Average Common Shares Outstanding (Note 3):
Basic	68,323	68,922	68,506	68,973
Diluted	69,430	70,319	69,698	70,446
Cash dividends per share paid to Woodward common stockholders	$0.08	$0.08	$0.24	$0.23

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net earnings	$23,663	$28,302	$93,477	$95,470
Other comprehensive earnings:
Foreign currency translation adjustments	1,056	(13,565)	(5,002)	(14,018)
Taxes on changes in foreign currency translation adjustments	387	(1,166)	806	2,127
	1,443	(14,731)	(4,196)	(11,891)
Reclassification of realized losses on derivatives to earnings	42	43	128	131
Unrealized gain on derivatives arising during the period	546	-	546	-
Taxes on changes in derivative transactions	(223)	(16)	(256)	(50)
	365	27	418	81
Minimum retirement benefits liability adjustments	587	14	2,618	141
Taxes on changes in minimum retirement liability adjustments	(214)	(5)	(939)	(50)
	373	9	1,679	91
Total comprehensive earnings	$25,844	$13,607	$91,378	$83,751

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$60,972	$61,829
Accounts receivable, less allowance for losses of $10,140 and $7,217, respectively	345,898	354,386
Inventories	447,712	398,229
Income taxes receivable	5,941	7,485
Deferred income tax assets	43,318	40,277
Other current assets	37,612	41,271
Total current assets	941,453	903,477
Property, plant and equipment, net	290,742	234,505
Goodwill	548,725	461,374
Intangible assets, net	287,513	235,563
Deferred income tax assets	8,996	9,129
Other assets	43,919	15,916
Total assets	$2,121,348	$1,859,964
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$35,144	$329
Current portion of long-term debt	100,000	7,500
Accounts payable	141,402	124,914
Income taxes payable	6,433	14,141
Deferred income tax liabilities	800	800
Accrued liabilities	116,419	132,184
Total current liabilities	400,198	279,868
Long-term debt, less current portion	450,000	384,375
Deferred income tax liabilities	81,666	78,163
Other liabilities	126,284	109,443
Total liabilities	1,058,148	851,849
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	99,230	97,826
Accumulated other comprehensive loss	(13,822)	(11,723)
Deferred compensation	4,062	4,344
Retained earnings	1,146,867	1,069,811
	1,236,443	1,160,364
Treasury stock at cost, 4,929 shares and 4,536 shares, respectively	(169,181)	(147,905)
Treasury stock held for deferred compensation, at cost, 238 shares and 276 shares, respectively	(4,062)	(4,344)
Total stockholders' equity	1,063,200	1,008,115
Total liabilities and stockholders' equity	$2,121,348	$1,859,964

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$93,477	$95,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56,220	53,870
Net (gain) loss on sales of assets	(78)	(84)
Stock-based compensation	7,355	6,680
Excess tax benefits from stock-based compensation	(4,755)	(3,778)
Deferred income taxes	(36)	91
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	128	131
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	24,584	(8,003)
Inventories	(20,164)	(46,918)
Accounts payable and accrued liabilities	(16,320)	(19,284)
Current income taxes	(2,543)	(4,168)
Retirement benefit obligations	(3,290)	(766)
Other	(1,561)	(9,588)
Net cash provided by operating activities	133,017	63,653
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(78,515)	(44,224)
Proceeds from sale of assets	354	231
Business acquisitions, net of cash acquired	(198,860)	-
Net cash used in investing activities	(277,021)	(43,993)
Cash flows from financing activities:
Cash dividends paid	(16,421)	(15,855)
Proceeds from sales of treasury stock	7,439	5,754
Payments for repurchases of common stock	(45,754)	(31,881)
Excess tax benefits from stock compensation	4,755	3,778
Borrowings on revolving lines of credit and short-term borrowings	97,072	185,129
Payments on revolving lines of credit and short-term borrowings	(62,329)	(180,189)
Proceeds from issuance of long-term debt	200,000	-
Payments of long-term debt	(41,875)	(16,440)
Payments of debt financing costs	-	(2,185)
Net cash provided by (used in) financing activities	142,887	(51,889)
Effect of exchange rate changes on cash and cash equivalents	260	(2,407)
Net change in cash and cash equivalents	(857)	(34,636)
Cash and cash equivalents at beginning of period	61,829	74,539
Cash and cash equivalents at end of period	$60,972	$39,903

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2011	-	72,960	(4,070)	(315)	$106	$81,453	$22,103	$(484)	$(17,993)	$3,626	$4,581	$949,573	$(115,661)	$(4,581)	$919,097
Net earnings	-	-	-	-	-	-	-	-	-	-	-	95,470	-	-	95,470
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(15,855)	-	-	(15,855)
Purchases of treasury stock	-	-	(792)	-	-	-	-	-	-	-	-	-	(31,881)	-	(31,881)
Sales of treasury stock	-	-	418	-	-	(1,295)	-	-	-	-	-	-	6,941	-	5,646
Common shares issued from treasury stock for benefit plans	-	-	209	-	-	5,238	-	-	-	-	-	-	4,097	-	9,335
Tax benefit attributable to exercise of stock options	-	-	-	-	-	3,778	-	-	-	-	-	-	-	-	3,778
Stock-based compensation	-	-	-	-	-	6,680	-	-	-	-	-	-	-	-	6,680
Purchases of stock by deferred compensation plan	-	-	3	(4)	-	59	-	-	-	-	179	-	49	(179)	108
Distribution of stock from deferred compensation plan	-	-	-	44	-	-	-	-	-	-	(437)	-	-	437	-
Foreign currency translation adjustments	-	-	-	-	-	-	(14,018)	-	-	(14,018)	-	-	-	-	(14,018)
Reclassification of unrecognized derivative losses to earnings	-	-	-	-	-	-	-	131	-	131	-	-	-	-	131
Minimum retirement benefits liability adjustments	-	-	-	-	-	-	-	-	141	141	-	-	-	-	141
Taxes on changes in accumulated other comprehensive earnings	-	-	-	-	-	-	2,127	(50)	(50)	2,027	-	-	-	-	2,027
Balances as of June 30, 2012	-	72,960	(4,232)	(275)	$106	$95,913	$10,212	$(403)	$(17,902)	$(8,093)	$4,323	$1,029,188	$(136,455)	$(4,323)	$980,659

Balances as of October 1, 2012	-	72,960	(4,536)	(276)	$106	$97,826	$17,447	$(376)	$(28,794)	$(11,723)	$4,344	$1,069,811	$(147,905)	$(4,344)	$1,008,115
Net earnings	-	-	-	-	-	-	-	-	-	-	-	93,477	-	-	93,477
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(16,421)	-	-	(16,421)
Purchases of treasury stock	-	-	(1,395)	-	-	-	-	-	-	-	-	-	(51,846)	-	(51,846)
Sales of treasury stock	-	-	750	-	-	(12,653)	-	-	-	-	-	-	22,639	-	9,986
Common shares issued from treasury stock for benefit plans	-	-	250	-	-	1,923	-	-	-	-	-	-	7,857	-	9,780
Tax benefit attributable to exercise of stock options	-	-	-	-	-	4,755	-	-	-	-	-	-	-	-	4,755
Stock-based compensation	-	-	-	-	-	7,355	-	-	-	-	-	-	-	-	7,355
Purchases of stock by deferred compensation plan	-	-	2	(4)	-	24	-	-	-	-	158	-	74	(158)	98
Distribution of stock from deferred compensation plan	-	-	-	42	-	-	-	-	-	-	(440)	-	-	440	-
Foreign currency translation adjustments	-	-	-	-	-	-	(5,002)	-	-	(5,002)	-	-	-	-	(5,002)
Reclassification of unrecognized derivative losses to earnings	-	-	-	-	-	-	-	128	-	128	-	-	-	-	128
Unrealized gain on derivatives arising during the period	-	-	-	-	-	-	-	546	-	546	-	-	-	-	546
Minimum retirement benefits liability adjustments	-	-	-	-	-	-	-	-	2,618	2,618	-	-	-	-	2,618
Taxes on changes in accumulated other comprehensive earnings	-	-	-	-	-	-	806	(256)	(939)	(389)	-	-	-	-	(389)
Balances as of June 30, 2013	-	72,960	(4,929)	(238)	$106	$99,230	$13,251	$42	$(27,115)	$(13,822)	$4,062	$1,146,867	$(169,181)	$(4,062)	$1,063,200

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2013 and for the three and nine-months ended June 30, 2013 and June 30, 2012, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2013, and the statements of earnings, comprehensive earnings, cash flows, and changes in the statement of stockholders’ equity for the periods presented herein.  The Condensed Consolidated Balance Sheet as of September 30, 2012 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended.  The results of operations for the three and nine-months ended June 30, 2013 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendments require companies to provide information about the amounts reclassified out of accumulated comprehensive income by component.  ASU 2013-02 requires a company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated comprehensive income by respective line items of net income, but only if the amount so reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012 (fiscal 2014 for Woodward).  As the requirements of ASU 2013-02 are disclosure related only, it is not expected to have a material impact on Woodward’s Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.”  ASU 2011-08 allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to its carrying amount including goodwill, must be followed.  If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required.  A company may choose to use the qualitative assessment on none, some, or all if its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal 2013 for Woodward).  The adoption of ASU 2011-08 did not have a material impact on Woodward’s Consolidated Financial Statements.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net earnings	$23,663	$28,302	$93,477	$95,470
Denominator:
Basic shares outstanding	68,323	68,922	68,506	68,973
Dilutive effect of stock options	1,107	1,397	1,192	1,473
Diluted shares outstanding	69,430	70,319	69,698	70,446
Income per common share:
Basic earnings per share	$0.35	$0.41	$1.36	$1.38
Diluted earnings per share	$0.34	$0.40	$1.34	$1.36

The following stock option grants were outstanding during the three and nine-months ended June 30, 2013 and 2012, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Options	722	31	239	45
Weighted-average option price	$34.06	$41.53	$34.83	$35.87

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average treasury stock shares held for deferred compensation obligations	247	284	262	299

Note 4.  Business acquisitions

Duarte Business Acquisition

On December 27, 2012, Woodward entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with GE Aviation Systems LLC (the “Seller”) and General Electric Company for the acquisition of substantially all of the assets and certain liabilities related to the Seller’s thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”) for an aggregate purchase price of $200,000.  The sale was completed on December 28, 2012 and, based on customary purchase price adjustments, Woodward paid cash at closing in the amount of $198,900.  The purchase price remains subject to certain additional customary post-closing adjustments.

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

The Duarte Business employs approximately 350 people, of which approximately 65% are union employees.  The collective bargaining agreements with Woodward’s union employees are generally renewed through contract renegotiations prior to the contract expiration date.  The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and Local No. 509 (the “Duarte Union”) contract, which covers the unionized Duarte Business employees, was to expire on May 25, 2013.  During the third quarter of fiscal 2013, a new contract was renegotiated, and it expires on June 3, 2017.

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

The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting in accordance with ASC Topic 805, “Business Combinations.”  Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  The Company’s preliminary allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

Woodward is currently working with the Seller to finalize purchase price adjustments customary to these types of transactions and, therefore, has not finalized the valuations of all assets acquired and liabilities assumed.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of the Duarte Business:

Accounts receivable	$15,916
Inventories	30,149
Other current assets	10,369
Property, plant, and equipment	14,203
Goodwill	88,163
Intangible assets	79,300
Other noncurrent assets	18,097
Total assets acquired	256,197
Other current liabilities	28,739
Other noncurrent liabilities	28,598
Total liabilities assumed	57,337
Net assets acquired	$198,860

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

In connection with the acquisition of the Duarte Business, Woodward did not assume the postretirement benefit obligations of the Duarte Business’ defined benefit pension plan.  Under the terms of the Asset Purchase Agreement, Woodward was obligated to establish a new defined benefit pension plan for the Duarte Business employees who were beneficiaries of the Seller’s defined benefit pension plan.  Woodward completed the establishment of the new defined benefit pension plan during the third quarter of fiscal 2013.  Woodward’s new defined benefit pension plan provides for similar benefits as those provided by the Seller.  For more information about the new defined benefit pension plan for the Duarte Business, see Note 17, Retirement benefits.

A summary of the estimated intangible assets acquired, weighted-average useful lives, and amortization methods follows:

	Estimated Amounts	Weighted-Average Useful Life		Amortization Method
Customer relationships and contracts	$67,000	20	years	Straight-line
Process technology	4,600	25	years	Straight-line
Backlog	7,700	3	years	Accelerated
Total	$79,300

Future amortization expense associated with the acquired intangibles is expected to be:

Year Ending September 30:
2013 (remaining)	$2,157
2014	5,588
2015	4,003
2016	3,663
2017	3,663
Thereafter	55,910
$74,984

Net sales for the Duarte Business subsequent to the date it was acquired by Woodward were $34,723 and $69,813 for the three and nine-months ended June 30, 2013, respectively.  Earnings of the Duarte Business subsequent to the date it was acquired by Woodward for the three and nine-months ended June 30, 2013 were slightly accretive to the consolidated net earnings of Woodward.

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

Prior to the acquisition of the Duarte Business,  the Duarte Business was a wholly owned business of the Seller, and as such was not a stand-alone entity for financial reporting purposes.  Accordingly, the historical operating results of the Duarte Business may not be indicative of the results that might have been achieved, historically or in the future, if the Duarte Business had been a stand-alone entity.  The unaudited pro forma results for the three and nine-month periods ended June 30, 2013 and June 30, 2012 include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for depreciation expense for property, plant and equipment, adjustments for acquired performance obligations, transaction costs incurred, adjustments to interest expense, and related tax effects.

The unaudited pro forma results for the three and nine-month periods ended June 30, 2013 and June 30, 2012, compared to the actual results reported in these Condensed Consolidated Financial Statements, follow:

	Three-Months Ended June 30, 2013		Three-Months Ended June 30, 2012
	As reported	Pro forma	As reported	Pro forma
Net sales	$483,759	$483,759	$460,241	$489,203
Net earnings	23,663	24,817	28,302	25,848
Earnings per share:
Basic earnings per share	$0.35	$0.36	$0.41	$0.38
Diluted earnings per share	0.34	0.36	0.40	0.37

	Nine-Months Ended June 30, 2013		Nine-Months Ended June 30, 2012
	As reported	Pro forma	As reported	Pro forma
Net sales	$1,377,611	$1,408,011	$1,336,930	$1,419,386
Net earnings	93,477	99,129	95,470	85,972
Earnings per share:
Basic earnings per share	$1.36	$1.45	$1.38	$1.25
Diluted earnings per share	1.34	1.42	1.36	1.22

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

The Company incurred transaction costs of $304 and $2,011 for the three and nine-months ended June 30, 2013, respectively, which are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings.

Note 5.  Financial instruments and fair value measurements

The estimated fair values of Woodward’s financial instruments were as follows:

	At June 30, 2013		At September 30, 2012
	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Cash and cash equivalents	$60,972	$60,972	$61,829	$61,829
Investments in deferred compensation program	7,898	7,898	7,316	7,316
Note receivable from municipality	2,517	2,064	-	-
Treasury lock agreement	546	546	-	-
Short-term borrowings	(35,144)	(35,144)	(329)	(329)
Long-term debt, including current portion	(587,443)	(550,000)	(443,827)	(391,875)

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

In fiscal 2013, Woodward received a long-term note from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its aerospace business.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipality notes of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the long-term note was 3.1% at June 30, 2013.

In June 2013, in connection with Woodward’s expected refinancing of current maturities on its existing long-term debt, Woodward entered into a treasury lock agreement with a notional amount of $25,000 that qualifies as a cash flow hedge under ASC Topic 815, “Derivatives and Hedging.”    The objective of this derivative instrument is to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven-year period related to the future interest payments on a portion of anticipated future debt issuances.  An unrealized gain of $546 on the derivative instrument was recorded in “Other current assets” as of June 30, 2013 as the fair value of the cash flow hedge with the offset recorded to reduce accumulated other comprehensive loss.  The fair value of the unrealized gain on the derivative instrument was derived from published treasury rates as of June 30, 2013, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.

The fair values of short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts because such borrowings are expected to be repaid or settled for their carrying amounts within a short period of time.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.4% and 2.1% as of June 30, 2013 and September 30, 2012, respectively.

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of June 30, 2013 or September 30, 2012.

	At June 30, 2013				At September 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$30,306	$-	$-	$30,306	$32,688	$-	$-	$32,688
Investments in money market funds	15,753	-	-	15,753	14,791	-	-	14,791
Investments in reverse repurchase agreements	14,913	-	-	14,913	14,350	-	-	14,350
Equity securities	7,898	-	-	7,898	7,316	-	-	7,316
Treasury lock agreement	-	546	-	546	-	-	-	-
Total financial assets	$68,870	$546	$-	$69,416	$69,145	$-	$-	$69,145

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

Investments in reverse repurchase agreements:  Woodward sometimes invests excess cash in reverse repurchase agreements.  Under the terms of Woodward’s reverse repurchase agreements, Woodward purchases an interest in a pool of securities and is granted a security interest in those securities by the counterparty to the reverse repurchase agreement.  At an agreed upon date, generally the next business day, the counterparty repurchases Woodward’s interest in the pool of securities at a price equal to what Woodward paid to the counterparty plus a rate of return determined daily per the terms of the reverse repurchase agreement.  Woodward believes that the investments in these reverse repurchase agreements are with creditworthy financial institutions and that the funds invested are highly liquid.  The investments in reverse repurchase agreements are reported at fair value, with realized gains from interest income realized in earnings, and are included in “Cash and cash equivalents.”  Since the investments are generally overnight, the carrying value is considered to be equal to the fair value as the amount is deemed to be a cash deposit with no risk of change in value as of the end of each fiscal quarter.

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

Treasury lock agreement:  As of June 30, 2013, Woodward was party to a treasury lock agreement with a notional amount of $25,000 that qualifies as a cash flow hedge under ASC Topic 815, “Derivatives and Hedging.”    The objective of this derivative instrument is to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven-year period related to the future interest payments on a portion of anticipated future debt issuances.  The value of the unrealized gain on the derivative instrument, which was classified in other current assets, was derived from published treasury rates as of June 30, 2013.

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

In June 2013, in connection with Woodward’s expected refinancing of current maturities on its existing long-term debt, Woodward entered into a treasury lock agreement with a notional amount of $25,000 that qualifies as a cash flow hedge under ASC Topic 815, “Derivatives and Hedging.”    The objective of this derivative instrument is to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven-year period related to the future interest payments on a portion of anticipated future debt issuances.  An unrealized gain of $546 on the derivative instrument was recorded in “Other current assets” as of June 30, 2013 as the fair value of the cash flow hedge with the offset recorded to reduce accumulated other comprehensive loss (“OCI”).

Woodward did not enter into any other derivatives or hedging transactions during the three or nine-months ended June 30, 2013 and 2012.

The remaining unrecognized losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses, were $479 and $607 as of June 30, 2013 and September 30, 2012, respectively.

The following tables disclose the impact of derivative instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ended June 30, 2013			Three-Months Ended June 30, 2012
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$-	$-	$-	$-	$-	$-
Cash flow hedging relationships	Interest expense	42	(546)	42	42	-	42
		$42	$(546)	$42	$42	$-	$42

		Nine-Months Ended June 30, 2013			Nine-Months Ended June 30, 2012
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$-	$-	$-	$(3)	$-	$-
Cash flow hedging relationships	Interest expense	128	(546)	128	130	-	130
		$128	$(546)	$128	$127	$-	$130

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of June 30, 2013, Woodward expects to reclassify $171 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 7.  Supplemental statement of cash flows information

	Nine-Months Ended
	June 30,
	2013	2012
Interest paid, net of amounts capitalized	$25,463	$25,011
Income taxes paid	33,923	41,903
Income tax refunds received	3,371	2,841
Non-cash activities:
Purchases of property, plant and equipment on account	1,026	1,275
Common shares issued from treasury for benefit plans (Note 17)	9,780	9,335
Note receivable from municipality for economic development incentives	2,064	-
Cashless exercise of stock options	2,645	-
Settlement of receivable through purchase of treasury shares in connection with the cashless exercise of stock options	3,447	-

Note 8.  Inventories

	June 30,	September 30,
	2013	2012
Raw materials	$38,659	$31,209
Work in progress	92,124	85,942
Component parts and finished goods	316,929	281,078
	$447,712	$398,229

Note 9.  Property, plant, and equipment

	June 30,	September 30,
	2013	2012

Land	$33,266	$17,560
Buildings and improvements	202,560	199,692
Leasehold improvements	17,640	20,821
Machinery and production equipment	283,725	284,494
Computer equipment and software	93,825	89,565
Office furniture and equipment	22,843	23,272
Other	14,201	2,444
Construction in progress	58,165	27,643
	726,225	665,491
Less accumulated depreciation	(435,483)	(430,986)
Property, plant and equipment, net	$290,742	$234,505

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Depreciation expense	$8,559	$9,497	$28,971	$29,179

For the three and nine-months ended June 30, 2013 and June 30, 2012, Woodward had capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Capitalized interest	$322	$147	$510	$575

Note 10.  Goodwill

	September 30, 2012	Additions	Effects of Foreign Currency Translation	June 30, 2013
Aerospace	$356,773	$88,163	$(451)	$444,485
Energy	104,601	-	(361)	104,240
Consolidated	$461,374	$88,163	$(812)	$548,725

On December 28, 2012, Woodward completed the acquisition of the Duarte Business (Note 4, Business acquisitions), which resulted in the recognition of $88,163 in goodwill.  The operations of the Duarte Business are being integrated into Woodward’s Aerospace segment.

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

Uncertainty with respect to U.S. and other government renewable power incentives and economic factors associated with alternate energy sources have resulted in significant overcapacity and financial distress in the renewable power industry.  As  such, the Company made a decision to align its renewable power business appropriately for the current environment and foreseeable future.  In connection with this action, Woodward performed a goodwill impairment test, as of June 30, 2013, on the renewable power systems reporting unit.  This reporting unit is a component of an operating segment within the Energy reportable segment.  The results of the impairment analysis indicated that the fair value of the reporting unit was in excess of its carrying value, and accordingly, no impairment existed.

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

Note 11.  Other intangibles, net

	June 30, 2013			September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$272,131	$(72,689)	$199,442	$205,221	$(59,297)	$145,924
Energy	41,778	(28,868)	12,910	41,770	(26,623)	15,147
Total	$313,909	$(101,557)	$212,352	$246,991	$(85,920)	$161,071

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	20,001	(14,245)	5,756	20,001	(13,229)	6,772
Total	$20,001	$(14,245)	$5,756	$20,001	$(13,229)	$6,772

Process technology:
Aerospace	$76,271	$(24,719)	$51,552	$71,716	$(20,622)	$51,094
Energy	23,128	(11,216)	11,912	23,166	(9,706)	13,460
Total	$99,399	$(35,935)	$63,464	$94,882	$(30,328)	$64,554

Other intangibles:
Aerospace	$47,324	$(42,355)	$4,969	$39,649	$(37,718)	$1,931
Energy	2,553	(1,581)	972	2,538	(1,303)	1,235
Total	$49,877	$(43,936)	$5,941	$42,187	$(39,021)	$3,166

Total intangibles:
Aerospace	$395,726	$(139,763)	$255,963	$316,586	$(117,637)	$198,949
Energy	87,460	(55,910)	31,550	87,475	(50,861)	36,614
Consolidated Total	$483,186	$(195,673)	$287,513	$404,061	$(168,498)	$235,563

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Amortization expense	$9,769	$8,139	$27,249	$24,691

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2013 (remaining)	$9,676
2014	32,871
2015	28,781
2016	27,074
2017	25,325
Thereafter	163,786
$287,513

Note 12.  Credit facilities, short-term borrowings and long-term debt

As of June 30, 2013, Woodward maintained a $400,000 revolving credit facility (the “2012 Credit Facility”) established under a credit agreement (the “Third Amended and Restated Credit Agreement”) related to unsecured financing arrangements with a syndicate of U.S. banks.  Under the terms of the Company’s Third Amended and Restated Credit Agreement, the 2012 Credit Facility had an option to increase available borrowings to up to $600,000, subject to lenders’ participation, and had a maturity in January 2017.  The interest rate on borrowings under the Third Amended and Restated Credit Agreement varied with the London Interbank Rate (“LIBOR”) plus 0.95% to 1.525%.  There was $30,000 of outstanding borrowings on the 2012 Credit Facility as of June 30, 2013, at an effective interest rate of 1.32%.

On July 10, 2013, Woodward terminated the Third Amended and Restated Credit Agreement and entered into a new revolving credit agreement (the “Revolving Credit Agreement”) between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent.  The Revolving Credit Agreement matures in July 2018.  As compared to the Third Amended and Restated Credit Agreement, the borrowing capacity under the Revolving Credit Agreement increased from $400,000 to $600,000.  Subject to lenders’ participation, the option to expand the commitment remains at $200,000, for a total borrowing capacity of up to $800,000 under the Revolving Credit Agreement.

Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $60,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.

Woodward’s obligations under the Revolving Credit Agreement are guaranteed by Woodward FST, Inc., Woodward MPC, Inc., and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

In connection with the Revolving Credit Agreement, Woodward incurred approximately $1,700 in financing costs, which are deferred and will be amortized using the straight-line method over the life of the agreement.  Woodward also has remaining $1,529 of deferred financing costs incurred in connection with the 2012 Credit Facility, which will be combined with the financing costs associated with the Revolving Credit Agreement and amortized using the straight-line method over the life of the Revolving Credit Agreement.

A Chinese subsidiary of Woodward has a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had $5,144 in outstanding cash borrowings against the local credit facility at June 30, 2013 and had no outstanding cash borrowings under the local credit facility at September 30, 2012.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of June 30, 2013 and $329 of borrowings outstanding as of September 30, 2012 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt consisted of the following:

	June 30,	September 30,
	2013	2012
2008 Term loan – Variable rate of 1.47% at September 30, 2012, matures October 2013; unsecured	$-	$41,875
Series B notes – 5.63%, due October 2013; unsecured	100,000	100,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Long-term borrowings under Line of Credit - Variable rate of 1.12% at June 30, 2013, unsecured	200,000	-
Total long-term debt	550,000	391,875
Less: current portion	(100,000)	(7,500)
Long-term debt, less current portion	$450,000	$384,375

In October 2008, Woodward entered into a term loan credit agreement (the “2008 Term Loan Credit Agreement”).  During the second quarter of fiscal 2013, the remaining outstanding indebtedness of $40,000 under the 2008 Term Loan Credit Agreement, which generally bore interest at LIBOR plus 1.00% to 2.25%, was repaid and terminated, without penalty, and the remaining balance of unamortized debt issuance costs of $128 were written off to interest expense.

In connection with the acquisition of the Duarte Business, on December 21, 2012 Woodward entered into a 364 day uncommitted line of credit with JPMorgan Chase Bank, N.A. (the “Line of Credit”).  The Line of Credit provides for unsecured loans to Woodward of up to $200,000 on a revolving basis.  At the Company’s option, loans made under the Line of Credit bear interest at a floating rate based on either the prime rate or an adjusted LIBOR.  The Line of Credit under which Woodward may borrow terminates on December 20, 2013.  There was $200,000 outstanding on the Line of Credit as of June 30, 2013, which consisted of an adjusted LIBOR loan bearing interest at 1.12% and maturing on July 31, 2013.  The Company cannot repay the adjusted LIBOR loan prior to the July 31, 2013 maturity date without incurring a prepayment penalty.  Subject to lender participation, Woodward may renew the loan for an additional period of time within the 364 day term of the Line of Credit.

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

Woodward classified the $200,000 outstanding on the Line of Credit as long-term as of June 30, 2013 based on its intention to refinance the $200,000 using new long-term debt facilities and/or its existing revolving credit facility.  Woodward currently has the ability to utilize its new $600,000 revolving credit facility, which matures in July 2018, to refinance the entire $200,000 outstanding balance, if necessary.

At June 30, 2013, Woodward held $60,972 in cash and cash equivalents, and had total outstanding debt of $585,144 with additional borrowing availability of $364,348 under the 2012 Credit Facility, net of outstanding letters of credit, and $23,172 under its Chinese credit facility, other foreign lines of credit and foreign overdraft facilities.

Management believes that Woodward was in compliance with all of its debt covenants at June 30, 2013.

Note 13.  Accrued liabilities

	June 30,	September 30,
	2013	2012
Salaries and other member benefits	$32,491	$64,416
Current portion of restructuring and other charges	527	1,101
Warranties	14,710	15,742
Interest payable	5,687	11,362
Current portion of acquired performance obligations and unfavorable contracts (1)	18,479	-
Accrued retirement benefits	2,677	2,702
Deferred revenues	6,187	7,232
Taxes, other than income	9,455	8,833
Other	26,206	20,796
	$116,419	$132,184

(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

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

Warranties, September 30, 2012	$15,742
Net increase in accruals related to warranties during the period	1,432
Increases due to acquisition of Duarte Business	157
Settlements of amounts accrued	(2,601)
Foreign currency exchange rate changes	(20)
Warranties, June 30, 2013	$14,710

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

The summary of the activity in accrued restructuring charges during the three and nine-months ended June 30, 2013 is as follows:

	Three-Months Ended
	June 30, 2013
	Restructuring Charges	Business Acquisitions	Total
Accrued restructuring charges, March 31, 2013	$87	$1,291	$1,378
Payments	(32)	(27)	(59)
Non-cash adjustments	6	(45)	(39)
Foreign currency exchange rates	-	-	-
Accrued restructuring charges, June 30, 2013	$61	$1,219	$1,280

	Nine-Months Ended
	June 30, 2013
	Restructuring Charges	Business Acquisitions	Total
Accrued restructuring charges, September 30, 2012	$130	$1,848	$1,978
Payments	(84)	(93)	(177)
Non-cash adjustments	16	(536)	(520)
Foreign currency exchange rates	(1)	-	(1)
Accrued restructuring charges, June 30, 2013	$61	$1,219	$1,280

Other liabilities included $753 and $877 of accrued restructuring charges not expected to be settled within twelve months as of June 30, 2013 and September 30, 2012, respectively.

Note 14.  Other liabilities

	June 30,	September 30,
	2013	2012
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$75,347	$80,341
Uncertain tax positions, net of offsetting benefits (Note 16)	16,448	15,061
Acquired performance obligations and unfavorable contracts (1)	20,074	-
Other	14,415	14,041
	$126,284	$109,443

(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

Note 15.  Other (income) expense, net

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (gain) loss on sale of assets	$152	$(12)	$(78)	$(84)
Rent income	(127)	(120)	(387)	(376)
Net (gain) loss on investments in deferred compensation program	(20)	150	(546)	(746)
Other	117	(6)	(19)	(8)
	$122	$12	$(1,030)	$(1,214)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Earnings before income taxes	$35,497	$37,708	$124,370	$131,922
Income tax expense	11,834	9,406	30,893	36,452
Effective tax rate	33.3%	24.9%	24.8%	27.6%

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) was enacted, which retroactively extended the U.S. research and experimentation tax credit through December 31, 2013.  As a result, income taxes for the nine-months ended June 30, 2013 included a net expense reduction of $6,558 related to the retroactive impact of the U.S. research and experimentation tax credit pursuant to the Taxpayer Relief Act.

Income taxes for the nine-months ended June 30, 2012 included a tax benefit of $3,326 related to a reduction in the anticipated amount of undistributed earnings of certain of Woodward’s foreign subsidiaries that were previously expected to be repatriated to the United States within the foreseeable future.  Woodward anticipates that a portion of those earnings will remain indefinitely invested outside the United States and accordingly it reversed the deferred tax liability associated with repatriating those earnings.

Worldwide unrecognized tax benefits were as follows:

	June 30,	September 30,
	2013	2012
Gross liability	$18,924	$18,069
Amount that would impact Woodward's effective tax rate, if recognized, net of expected offsetting adjustments	16,448	15,061

At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $953 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.

Woodward recognizes interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of the following:

	June 30,	September 30,
	2013	2012
Accrued interest and penalties	$1,948	$1,701

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Company costs	$5,404	$4,866	$14,777	$13,848

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

In connection with the acquisition of the Duarte Business, Woodward did not assume the Seller’s postretirement benefit obligations under the Duarte Business’ defined benefit pension plan as they existed at the time of closing of the transaction.  Under the terms of the Asset Purchase Agreement, Woodward established a new defined benefit pension plan for the Duarte Business employees who were beneficiaries of the Seller’s defined benefit pension plan (the “Duarte Pension Plan”).  During the third quarter of fiscal 2013, Woodward and the Duarte Union agreed that, effective as of the close of business on July 31, 2013, the Duarte Pension Plan will be amended to cease all future benefit accruals to current participants in the plan.  In addition, the Duarte Pension Plan will be frozen to new entrants as of July 31, 2013.  The Duarte Pension Plan had expenses of $167 and Woodward made $50 of contributions to the plan during the third quarter of fiscal 2013.

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended June 30,
	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Service cost	$1,273	$883	$254	$282	$1,527	$1,165
Interest cost	1,393	1,454	518	571	1,911	2,025
Expected return on plan assets	(2,046)	(1,752)	(639)	(646)	(2,685)	(2,398)
Amortization of:
Net actuarial (gain) loss	344	131	113	167	457	298
Prior service cost (benefit)	19	19	(2)	(3)	17	16
Net periodic retirement pension (benefit) cost	$983	$735	$244	$371	$1,227	$1,106
Contributions paid	$1,550	$150	$439	$457	$1,989	$607

	Nine-Months Ended June 30,
	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Service cost	$3,487	$2,648	$797	$854	$4,284	$3,502
Interest cost	4,177	4,362	1,591	1,709	5,768	6,071
Expected return on plan assets	(6,136)	(5,256)	(1,966)	(1,936)	(8,102)	(7,192)
Amortization of:
Net actuarial (gain) loss	1,031	393	352	499	1,383	892
Prior service cost (benefit)	56	56	(6)	(7)	50	49
Net periodic retirement pension (benefit) cost	$2,615	$2,203	$768	$1,119	$3,383	$3,322
Contributions paid	$4,550	$450	$2,696	$2,789	$7,246	$3,239

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$18	$17	$54	$52
Interest cost	311	449	933	1,348
Amortization of:
Net actuarial (gain) loss	(17)	22	(51)	68
Prior service cost (benefit)	(40)	(137)	(119)	(412)
Net periodic other postretirement (benefit) cost	$272	$351	$817	$1,056
Contributions paid	$490	$673	$1,833	$1,966

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans.  As a result, the actual funding in fiscal 2013 may differ from the current estimate.  Woodward estimates its remaining cash contributions in fiscal 2013, including those associated the Duarte Pension Plan, will be as follows:

Retirement pension benefits:
United States	$1,500
United Kingdom	510
Japan	-
Switzerland	184
Other postretirement benefits	2,179

Multi-employer defined benefit plans

Woodward operates two multi-employer plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multi-employer plans were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Company contributions	$188	$191	$599	$592

Note 18.  Stock-based compensation

Stock options

Woodward’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which has been approved by Woodward’s stockholders, provides for the grant of up to 7,410 stock options to its employees and directors.  Woodward believes that these awards align the interests of its employees and directors with those of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, a  ten-year term, and a four-year vesting schedule at a rate of 25% per year.

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

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013			2012
Expected term	5.8 years	5.9 years	5.8	-	8.6 years	5.9	-	8.5 years
Estimated volatility	54.4%	55.5%	48.7%	-	54.9%	48.9%	-	55.6%
Estimated dividend yield	0.9%	0.7%	0.8%	-	1.0%	0.7%	-	1.1%
Risk-free interest rate	0.9%	1.3%	0.8%	-	1.3%	1.0%	-	1.6%

The following is a summary of the activity for stock option awards during the three and nine-months ended June 30, 2013:

	Three-Months Ended		Nine-Months Ended
	June 30, 2013		June 30, 2013
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	4,535	$24.90	4,556	$21.79
Options granted	3	36.00	693	33.72
Options exercised	(57)	15.89	(750)	13.32
Options forfeited	(10)	29.93	(28)	29.07
Options, ending balance	4,471	25.01	4,471	25.01

Changes in non-vested stock options during the three and nine-months ended June 30, 2013 were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2013		June 30, 2013
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	1,758	$29.97	1,670	$27.07
Options granted	3	36.00	693	33.72
Options vested	(10)	30.31	(594)	26.22
Options forfeited	(10)	29.93	(28)	29.07
Options, ending balance	1,741	29.98	1,741	29.98

As of June 30, 2013, there was approximately $13,514 of total unrecognized compensation cost, which assumes a weighted-average forfeiture rate of 5.8%, related to non-vested stock-based compensation arrangements granted under the 2002 Stock Option Plan (for which no further grants will be made) and the 2006 Plan.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2013 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,471	$25.01	5.9	$67,103
Options vested and exercisable	2,730	21.84	4.4	49,592
Options vested and expected to vest	4,368	24.87	5.8	66,167

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Segment external net sales:
Aerospace	$272,218	$214,474	$754,100	$632,037
Energy	211,541	245,767	623,511	704,893
Total consolidated net sales	$483,759	$460,241	$1,377,611	$1,336,930
Segment earnings:
Aerospace	$38,949	$21,536	$111,740	$82,277
Energy	12,430	31,205	60,573	92,264
Total segment earnings	51,379	52,741	172,313	174,541
Nonsegment expenses	(9,227)	(8,687)	(27,952)	(23,623)
Interest expense, net	(6,655)	(6,346)	(19,991)	(18,996)
Consolidated earnings before income taxes	$35,497	$37,708	$124,370	$131,922

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	June 30, 2013	September 30, 2012
Segment assets:
Aerospace	$1,297,134	$1,059,754
Energy	578,748	605,842
Total segment assets	1,875,882	1,665,596
Unallocated corporate property, plant and equipment, net	42,053	15,763
Other unallocated assets	203,413	178,605
Consolidated total assets	$2,121,348	$1,859,964

Note 21.  Subsequent events

On July 24, 2013, Woodward’s Board of Directors approved a quarterly cash dividend of $0.08 per share, payable on September 3, 2013 to shareholders of record as of August 20, 2013.

Also on July 24, 2013, Woodward’s Board of Directors approved a new stock repurchase plan that authorizes the repurchase of up to $200,000 of its outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2016.  The existing stock repurchase program, which was authorized for the same amount and scheduled to expire in July 2013, is replaced by the new program.

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

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	descriptions of our plans and expectations for future operations;
•	the effect of economic downturns or growth in particular regions;
•	the effect of changes in the level of activity in particular industries or markets;
•	the availability and cost of materials, components, services, and supplies;
•	the scope, nature, or impact of acquisition activity and integration into our businesses;
•	the development, production, and support of advanced technologies and new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to recent acquisitions and expected business opportunities that may be available to us;
•	the outcome of contingencies;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending; and
•	pension plan assumptions and future contributions.

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

•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;
•	our ability to implement and realize the intended effects of our restructuring and alignment efforts;
•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;
•	our ability to manage our expenses and product mix while responding to sales increases or decreases;
•

the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;

•	the success of, and/or expenses associated with, our product development activities;
•	our ability to integrate acquisitions and manage costs related thereto;
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

•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;
•	future results of our subsidiaries or changes in domestic or international tax statutes;
•	environmental liabilities related to manufacturing activities and real estate acquisitions;
•	our continued access to a stable workforce and favorable labor relations with our employees;
•	the geographical location of a significant portion of our Aerospace business in California, which historically has been susceptible to natural disasters;
•	our ability to successfully manage regulatory, tax, and legal matters (including product liability, patent, and intellectual property matters);
•	liabilities resulting from legal and regulatory proceedings, inquiries, or investigations by private or U.S. Government persons or entities;
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

Non-U.S. GAAP Financial Measures

Earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBIT, adjusted earnings per diluted share,  Energy segment net sales without the renewable power business, Energy segment earnings without the renewable power business, and free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Earnings based non-U.S. GAAP financial measures

EBIT and EBITDA for the three and nine-months ended June 30, 2013  and June 30, 2012  were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$23,663	$28,302	$93,477	$95,470
Income taxes	11,834	9,406	30,893	36,452
Interest expense	6,723	6,611	20,196	19,471
Interest income	(68)	(265)	(205)	(475)
EBIT	42,152	44,054	144,361	150,918
Amortization of intangible assets	9,769	8,139	27,249	24,691
Depreciation expense	8,559	9,497	28,971	29,179
EBITDA	$60,480	$61,690	$200,581	$204,788

Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements may not fluctuate with operating results.  Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures and forecasting future periods, and evaluating capital structure impacts of various strategic scenarios.    Securities analysts, investors, and others frequently use EBIT and EBITDA in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets subject to amortization.

Adjusted EBIT for the three and nine-months ended June 30, 2013 and June 30, 2012 was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2013	2012	2013	2012
EBIT	$42,152	$44,054	$144,361	$150,918
Renewable power business specific charges	15,707	-	15,707	-
Adjusted EBIT	$57,859	$44,054	$160,068	$150,918

Management uses adjusted EBIT to evaluate Woodward’s performance without specific charges of $15,707 related to its renewable power business.  During the third quarter of fiscal 2013, Woodward made a decision to align its renewable power business appropriately for the current environment and foreseeable future,  through revaluation of its assets and liabilities, including workforce management actions, which resulted in charges to earnings totaling $15,707.  Management does not consider these specific charges usual operating results and therefore they have been excluded for prior year comparative purposes.    As management believes adjusted EBIT provides more comparable year over year information, we have included this non-U.S. GAAP measure in this “Management’s Discussion and Analysis” to provide insight to securities analysts, investors, and others into how our management views our current financial condition and results of operations.

Adjusted earnings per share for the three and nine-months ended June 30, 2013 and June 30, 2012 was as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2013	2012	2013	2012
Earnings per diluted share	$0.34	$0.40	$1.34	$1.36
Renewable power business specific charges	0.17	-	0.17	-
Impact of the fiscal 2012 retroactive portion of the reinstatement of the
U.S. research and experimentation tax credit	-	-	(0.07)	-
Adjusted earnings per diluted share	$0.51	$0.40	$1.44	$1.36

Management uses adjusted earnings per diluted share to evaluate Woodward’s performance without the specific charges of $15,707, or $0.17 per diluted share, related to its renewable power business and the favorable $0.07 per diluted share impact of the fiscal 2012 retroactive portion of the reinstatement of the U.S. research and experimentation credit under the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”).  Management does not consider these specific charges and the favorable impact of the fiscal 2012 portion of the reinstatement of the U.S. research and experimentation credit usual operating results and therefore they have been excluded for prior year comparative purposes.    As management believes adjusted earnings per share provides more comparable year over year information, we have included this non-U.S. GAAP measure in this “Management’s Discussion and Analysis” to provide insight to securities analysts, investors, and others into how our management views our current financial condition and results of operations.

In addition to the above non-U.S. GAAP financial measures, in the current fiscal year we are using the following financial measures: Energy segment net sales without the renewable power business and Energy segment earnings without the renewable power business, which are financial measures not prepared and presented in accordance with U.S. GAAP.  Management uses these financial measures to compare the performance of its business with and without the effects of significant discrete economic events in order to analyze and understand Woodward’s Energy reportable segment results.   Management has identified the changes in the market economics of its renewable power business as such a significant discrete economic event.  Management used this with and without the renewable power business segment net sales and segment net earnings information in its decision to align its renewable power business appropriately for the current environment and foreseeable future.  In addition, management used this with and without the renewable power business information for prior year comparative purposes for the Energy segment.    As management believes Energy segment net sales without the renewable power business and Energy segment earnings without the renewable power business provide more comparable year over year information, we have included this non-U.S. GAAP measure in this “Management’s Discussion and Analysis” to provide insight to securities analysts, investors, and others into how our management views our current financial condition and results of operations.

The use of any of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  As EBIT, EBITDA, adjusted EBIT, adjusted earnings per share, Energy segment net sales without the renewable power business, and Energy segment earnings without the renewable power business exclude certain financial information compared with net earnings, net earnings per share, segment net sales and segment earnings, the most comparable U.S. GAAP financial measures, users of this financial information should consider the information that is excluded.  Our calculations of EBIT, EBITDA, adjusted EBIT, adjusted earnings per share, Energy segment net sales without the renewable power business, and Energy segment earnings may differ from similarly titled measures used by other companies, limiting their usefulness as a comparative measures.

Cash flow-based non-U.S. GAAP financial measures

Free cash flow for the nine-months ended June 30, 2013 and June 30, 2012 was as follows:

	Nine-Months Ended
	June 30,
	2013	2012
Net cash provided by operating activities	$133,017	$63,653
Payments for property, plant and equipment	(78,515)	(44,224)
Free cash flow	$54,502	$19,429

Management uses free cash flow, which is defined as net cash flows provided by operating activities less payments for property, plant and equipment, in reviewing the financial performance of Woodward’s various business groups and evaluating cash levels.    Securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  The use of this non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.  Our calculation of free cash flow may differ from similarly titled measures used by other companies, limiting its usefulness as a comparative measure.

OVERVIEW

Operational Highlights

The third quarter of fiscal 2013 includes specific charges of $15,707, or $0.17 per diluted share, related to our renewable power business.  Uncertainty with respect to U.S. and other government renewable power incentives and economic factors associated with alternate energy sources have resulted in significant overcapacity and financial distress in the renewable power industry.  As a result, we made a decision to align our renewable power business appropriately for the current environment and foreseeable future, through revaluation of its assets and liabilities, including workforce management actions.

On December 27, 2012, Woodward entered into a definitive asset purchase agreement with GE Aviation Systems LLC (the “Seller”) and General Electric Company for the acquisition of substantially all of the assets and certain liabilities related to the Seller’s thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”) for an aggregate purchase price of $200,000.  The sale was completed on December 28, 2012 and, based on preliminary purchase price adjustments, we paid cash at closing in the amount of $198,900.

The Duarte Business develops and manufactures motion control technologies and platforms, more specifically thrust reverser actuation systems.  The Duarte Business serves customers such as Airbus, Boeing, General Electric, Safran and the U.S. Government.  Its products are used primarily on commercial aircraft, such as the Boeing 737, 747 and 777, and the Airbus A320.  The Duarte Business is being integrated into Woodward’s Aerospace segment and has been included in our operating results since the acquisition.

Quarter to Date Highlights

Net sales for the third quarter of fiscal 2013 were $483,759,  compared to  $460,241 for the third quarter of the prior fiscal year.  Net sales, excluding the Duarte Business, for the third quarter of fiscal 2013 were $449,036.  The decrease in organic net sales was largely due to decreased volumes in our Energy segment, attributable to a significant decline in wind turbine converter sales, partially offset by an increase in organic volumes in our Aerospace segment.

EBIT for the third quarter of fiscal 2013 was $42,152,  down 4.3% from $44,054 in the same period of fiscal 2012.  Excluding the $15,707 of specific charges related to our renewable power business within the Energy segment, adjusted EBIT for the third quarter of fiscal 2013 was $57,859, an increase of 31.3% over the prior year.  The current quarter EBIT was primarily impacted by significantly lower wind turbine converter sales and the $15,707 of specific charges related to our renewable power business, partially offset by higher Aerospace segment sales volumes as compared to the prior year’s third quarter.

Net earnings for the third quarter of fiscal 2013 were $23,663, or $0.34 per diluted share, including specific charges totaling $0.17 per diluted share related to our renewable power business.  Excluding these specific charges, adjusted net earnings per diluted share were $0.51 for the third quarter of fiscal 2013, compared to net earnings of $0.40 per diluted share for the third quarter of fiscal 2012.

The effective tax rate for the third quarter of fiscal 2013 was 33.3% compared to 24.9% for the third quarter of the prior year.  The increase in income tax rate was primarily due to the unfavorable impact of foreign tax rates in the third quarter of fiscal 2013 as compared to the prior year and favorable adjustments recorded in the third quarter of fiscal 2012 related to prior years.

Year to Date Highlights

Net sales for the first nine months of fiscal 2013 were $1,377,611, an increase of 3.1% from $1,336,930 for the first nine months of the prior fiscal year.  Net sales, excluding the Duarte Business, for the first nine months of fiscal 2013 were $1,307,798, a decrease of 2.2%.  The renewable power business’ net sales, primarily wind turbine converter sales, decreased approximately  $80,000 in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.  The decline in wind turbine converter sales was partially offset by increased organic sales volumes in our Aerospace segment.

EBIT for the first nine months of fiscal 2013 was $144,361,  down 4.3% from $150,918 in the same period of fiscal 2012.  Excluding the $15,707 of specific charges related to our renewable power business, adjusted EBIT for the first nine months of fiscal 2013 was $160,068, an increase of 6.1% over the prior year.  Current year EBIT was primarily impacted by significantly lower wind turbine converter sales and the $15,707 of specific charges related to our renewable power business,  partially offset by higher organic Aerospace segment sales volumes, improved price and mix across both our segments, and decreased variable compensation expense in the first nine months of fiscal 2013.

EBITDA decreased by $4,207 to $200,581 for the first nine months of fiscal 2013 as compared to $204,788 for the same period of fiscal 2012.  EBITDA for the first nine months of fiscal 2013 includes the $15,707 of specific charges related to our renewable power business.

Net earnings for the first nine months of fiscal 2013 were $93,477, or $1.34 per diluted share, compared to $95,470, or $1.36 per diluted share, for the first nine months of fiscal 2012.  Excluding the favorable $0.07 per diluted share impact of the fiscal 2012 retroactive portion of the reinstatement of the U.S. research and experimentation credit under the Taxpayer Relief Act and the specific charges of $0.17 per diluted share related to our renewable power business,  adjusted net earnings for the first nine months of fiscal 2013 was $1.44 per diluted share.

The effective tax rate in the first nine months of fiscal 2013 was 24.8% compared to 27.6% for the first nine months of the prior year.  The lower effective tax rate in the first nine months of fiscal 2013 compared to same period of the period year is primarily due to the impact of the extension of the U.S. research and experimentation tax credit under the Taxpayer Relief Act, partially offset by the unfavorable impact of foreign tax rates in first nine months of fiscal 2013 as compared to the prior year and favorable adjustments recorded in the first nine months of fiscal 2012 related to prior years.

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal 2013 was $133,017 compared to $63,653 for the same period of fiscal 2012, primarily attributable to reduced receivables and operational improvements that lowered inventory requirements in the first nine months of fiscal 2013.  Accounts receivable provided $24,584 of cash in the first nine months of fiscal 2013 compared to $8,003 of cash utilized in the first nine months of fiscal 2012.    Inventory utilized $20,164 of cash in the first nine months of fiscal 2013 compared to $46,918 of cash utilized in the first nine months of fiscal 2012.

Free cash flow for the first nine months of fiscal 2013 was $54,502 compared to free cash flow of $19,429 for the same period of fiscal 2012, due primarily to reduced receivables and operational improvements that lowered inventory requirements in the first nine months of fiscal 2013, partially offset by our continuing capital expenditure investments.

On July 10, 2013, we terminated the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) and entered into a new revolving credit agreement (the “Revolving Credit Agreement”) between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent.  The Revolving Credit Agreement matures in July 2018.  As compared to the Third Amended and Restated Credit Agreement,  the borrowing capacity under the Revolving Credit Agreement increased from $400,000 to $600,000.  Subject to lenders’ participation, the option to expand the commitment remains at $200,000, for a total borrowing capacity of up to $800,000, under the Revolving Credit Agreement.

During the second quarter of fiscal 2013, the term loan credit agreement that we entered into in October 2008, which had a balance of $40,000 at December 31, 2012, was repaid and terminated, without penalty, and the remaining balance of unamortized debt issuance costs of $128 were written off to interest expense.

In connection with the acquisition of the Duarte Business, on December 21, 2012, we entered into a 364 day uncommitted line of credit with JPMorgan Chase Bank, N.A. (the “Line of Credit”).  The Line of Credit provides for unsecured loans of up to $200,000 on a revolving basis.  At Woodward’s option, loans made under the Line of Credit bear interest at a floating rate based on either the prime rate or an adjusted London Interbank Rate (“LIBOR”).  The Line of Credit extends through December 20, 2013.  There was $200,000 outstanding on the Line of Credit as of June 30, 2013.

At June 30, 2013, we held $60,972 in cash and cash equivalents, and had total outstanding debt of $585,144 with additional borrowing availability of $364,348 under our prior $400,000 revolving credit facility, net of outstanding letters of credit.  There was additional borrowing capacity of $23,172 under our Chinese credit facility, various foreign lines of credit, and foreign overdraft facilities.  If the Revolving Credit Agreement had been in place at June 30, 2013, our additional borrowing availability under our revolving credit facility, net of outstanding letters of credit, would have been $564,348.

RESULTS OF OPERATIONS

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Nine-Months Ended
	June 30, 2013	% of Net Sales	June 30, 2012	% of Net Sales	June 30, 2013	% of Net Sales	June 30, 2012	% of Net Sales
Net sales	$483,759	100%	$460,241	100%	$1,377,611	100%	$1,336,930	100%
Costs and expenses:
Cost of goods sold	349,482	72.2	329,451	71.6	987,155	71.7	936,354	70.0
Selling, general, and administrative expenses	46,747	9.7	39,627	8.6	120,371	8.7	118,984	8.9
Research and development costs	35,487	7.3	38,958	8.5	99,505	7.2	107,197	8.0
Amortization of intangible assets	9,769	2.0	8,139	1.8	27,249	2.0	24,691	1.8
Interest expense	6,723	1.4	6,611	1.4	20,196	1.5	19,471	1.5
Interest income	(68)	0.0	(265)	0.1	(205)	0.0	(475)	0.0
Other (income) expense, net	122	0.0	12	0.0	(1,030)	(0.1)	(1,214)	(0.1)
Total costs and expenses	448,262	92.7	422,533	91.8	1,253,241	91.0	1,205,008	90.1
Earnings before income taxes	35,497	7.3	37,708	8.2	124,370	9.0	131,922	9.9
Income tax expense	11,834	2.4	9,406	2.0	30,893	2.2	36,452	2.7
Net earnings	$23,663	4.9	$28,302	6.1	$93,477	6.8	$95,470	7.1

Other select financial data:

	June 30,	September 30,
	2013	2012
Working capital	$541,255	$623,609
Short-term borrowings	35,144	329
Total debt	585,144	392,204
Total stockholders' equity	1,063,200	1,008,115

Net Sales

Consolidated net sales for the third quarter and first nine months of fiscal 2013 increased by $23,518, or 5.1%, and $40,681, or 3.0%, respectively, compared to the same periods of fiscal 2012.  Details of the changes in consolidated net sales are as follows:

	Three-Month	Nine-Month
	Period	Period
Consolidated net sales for the period ended June 30, 2012	$460,241	$1,336,930
Aerospace organic volume	19,147	40,561
Energy volume	(36,000)	(81,343)
Price and sales mix	5,698	15,958
Duarte Business acquisition	34,723	69,813
Effects of changes in foreign currency rates	(50)	(4,308)
Consolidated net sales for the period ended June 30, 2013	$483,759	$1,377,611

The increase in net sales for the third quarter and first nine months of fiscal 2013 was primarily attributable to increased volumes in our Aerospace segment, led by increased commercial original equipment manufacturer (“OEM”) and military aftermarket sales, partially offset by decreased volumes in our Energy segment attributable to significantly lower wind turbine converter sales.  Wind turbine converter sales through our renewable power business were higher in the prior year due to accelerated ordering by our customers in an effort to take advantage of the then-expiring government incentives and to comply with various renewable energy mandates.  The balance of the decline in wind turbine converter sales in the current year was unanticipated and reflects general uncertainty with respect to investments in large wind projects.

Price changes:    Increases in selling prices were driven primarily by our Aerospace segment markets.  Selling prices in the Energy segment also increased due to standard business practice in response to inflationary increases in production costs.

Foreign currency exchange rates:  During the third quarter and first nine months of fiscal 2013, our net sales were negatively impacted by $50 and $4,308, respectively, when compared to the same periods of fiscal 2012 due to unfavorable fluctuations in foreign currency exchange rates.

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

Costs and Expenses

Cost of goods sold increased by $20,031 to $349,482 for the third quarter of fiscal 2013 from $329,451 for the third quarter of fiscal 2012.  Cost of goods sold increased by $50,801 to $987,155 for the first nine months of fiscal 2013 from $936,354 for the first nine months of fiscal 2012.  Gross margins (as measured by net sales less cost of goods sold, divided by net sales) were 27.8% and 28.3% for the third quarter and first nine months of fiscal 2013, respectively, compared to 28.4% and 30.0%, respectively, for the same periods of the prior year.  The decrease in gross margin in the third quarter and first nine months of fiscal 2013 compared to the same periods of the prior year is attributable to the decreased volume in our Energy segment, mostly due to reduced wind turbine converter sales volumes and the loss of related fixed cost leverage, as well as charges of $8,300 associated with a portion of the specific charges related to the renewable power business within the Energy segment, partially offset by the effects of increased volume in our Aerospace segment, favorable product mix and improved operational performance.

Selling, general, and administrative expenses increased by $7,120, or 18.0%, to $46,747 for the third quarter of fiscal 2013 as compared to $39,627 for the same period of fiscal 2012.    Selling, general and administrative expenses increased as a percentage of net sales to 9.7% for the third quarter of fiscal 2013 as compared to 8.6% for the same period of fiscal 2012.  Selling, general, and administrative expenses increased by $1,387, or 1.2%, to $120,371 for the first nine months of fiscal 2013 as compared to $118,984 for the same period of fiscal 2012.  Selling, general, and administrative expenses as a percentage of net sales decreased to 8.7% for the first nine months of fiscal 2013 as compared to 8.9% for the same period of fiscal 2012.  The increase in expenses is primarily related to charges of $7,407 associated with a portion of the specific charges related to our renewable power business within the Energy segment, partially offset by decreases in variable compensation.  In addition, the prior year’s selling, general and administrative expenses included increases in bad debt reserves in response to the bankruptcies of several airlines.  We believe we have no exposure to significant future losses related to these bankruptcies at this time.

Research and development costs decreased by $3,471, or 8.9%, to $35,487,  for the third quarter of fiscal 2013 as compared to $38,958, for the same period of fiscal 2012.  Research and development costs decreased by $7,692, or 7.2%, to $99,505 for the first nine months of fiscal 2013 as compared to $107,197 for the same period of fiscal 2012.  Research and development costs decreased as a percentage of sales to 7.3% and 7.2% for the third quarter and first nine months of 2013, respectively, as compared to 8.5% and 8.0%, respectively, for the same periods of the prior year.  Research and development costs decreased primarily due to the completion of development for certain programs and lower related material purchases.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development as programs continue.

Amortization of intangible assets increased to $9,769 and $27,249 for the third quarter and first nine months of fiscal 2013, respectively, compared to $8,139 and $24,691 for the same periods in fiscal 2012.  As a percentage of net sales, amortization of intangible assets were 2.0% for both the third quarter and first nine months of fiscal 2013, as compared to 1.8% for both the third quarter and first nine months of the prior year.

Interest expense increased to $6,723 and $20,196 for the third quarter and first nine months of fiscal 2013, respectively, compared to $6,611 and $19,471 for the same periods in fiscal 2012.  As a percentage of net sales, interest expense was consistent with the prior year at 1.4% and 1.5% for the third quarter and first nine months of fiscal 2013, respectively.

Income taxes were provided at an effective rate on earnings before income taxes of 33.3% and 24.8% for the third quarter and first nine months of fiscal 2013, respectively, compared to 24.9% and 27.6% for the same respective periods of fiscal 2012.    The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

	Three-Month	Nine-Month
	Period	Period
Effective tax rate for the period ended June 30, 2012	24.9%	27.6%
State income taxes, net of federal tax benefit	(0.2)	(0.2)
Research credit in fiscal 2013 as compared to fiscal 2012	(2.4)	(7.5)
Prior period adjustments, net	5.8	0.6
Repatriation reserve change	-	2.5
Foreign tax rate differences	5.5	2.6
Other changes, net	(0.3)	(0.8)
Effective tax rate for the period ended June 30, 2013	33.3%	24.8%

The increase in income tax rate for the third quarter of fiscal 2013 was primarily due to the impact of unfavorable foreign tax rates in the current quarter as compared to the prior year and favorable adjustments recorded in the third quarter of fiscal 2012 related to prior years.

The reductions in the effective tax rate for the first nine months of fiscal 2013 are primarily attributable to the retroactive impact of the reinstatement of the U.S. research and experimentation credit in fiscal year 2013.  Excluding the impact of the fiscal 2012 portion of the retroactive reinstatement, the tax rate for the first nine months of fiscal 2013 would have been approximately 29%.

During the second quarter of fiscal 2012, we re-evaluated our strategic alternatives in various international markets and determined that a portion of the undistributed earnings of certain of our foreign subsidiaries that were previously expected to be repatriated to the United States within the foreseeable future will remain indefinitely invested outside the United States to support the growth of future operations.  We accordingly reversed the deferred tax liability associated with repatriating those earnings, resulting in a tax benefit of $3,326 for the nine-months ended June 30, 2012.

Segment Results

The following table presents external net sales by segment:

	Three-Months Ended June 30,				Nine-Months Ended June 30,
	2013		2012		2013		2012
External net sales:
Aerospace	$272,218	56.3%	$214,474	46.6%	$754,100	54.7%	$632,037	47.3%
Energy	211,541	43.7	245,767	53.4	623,511	45.3	704,893	52.7
Consolidated net sales	$483,759	100.0%	$460,241	100.0%	$1,377,611	100.0%	$1,336,930	100.0%

The following table presents earnings by segment:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2013	2012	2013	2012
Aerospace	$38,949	$21,536	$111,740	$82,277
Energy	12,430	31,205	60,573	92,264
Total segment earnings	51,379	52,741	172,313	174,541
Nonsegment expenses	(9,227)	(8,687)	(27,952)	(23,623)
Interest expense, net	(6,655)	(6,346)	(19,991)	(18,996)
Consolidated earnings before income taxes	35,497	37,708	124,370	131,922
Income tax expense	(11,834)	(9,406)	(30,893)	(36,452)
Consolidated net earnings	$23,663	$28,302	$93,477	$95,470

The following table presents earnings by segment as a percentage of segment net sales:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2013	2012	2013	2012
Aerospace	14.3%	10.0%	14.8%	13.0%
Energy	5.9%	12.7%	9.7%	13.1%

Aerospace

Aerospace segment net sales were $272,218 and $754,100 for the third quarter and first nine months of fiscal 2013, respectively, compared to $214,474 and $632,037 for the same respective periods of fiscal 2012. Segment net sales excluding the Duarte Business were  $237,495 and  $684,287 for the third quarter and first nine months of fiscal 2013, respectively.  Organic segment sales during the third quarter and first nine months of fiscal 2013 were higher compared to the same periods of the prior year, driven primarily by military aftermarket sales and commercial OEM.

Military aftermarket spare parts and repair sales were up significantly, particularly for rotorcraft programs.  Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on improved airline demand and new product introduction.

During our second quarter of fiscal 2013, the sequestration of U.S. federal government appropriations took effect under the Budget Act.  The effect on our fiscal 2013 results has been limited, as we have seen strong military aftermarket sales and flat military OEM sales.  We expect that the impact of this action will take months to be clarified, as specific sequestration impacts are still undefined.  We will continue to monitor any potential long-term effects of the Budget Act to our business.

Aerospace segment earnings increased by $17,413, or 80.9%, to $38,949 and $29,463, or 35.8%, to $111,740 for the third quarter and first nine months of fiscal 2013, respectively, as compared to $21,536 and $82,277, respectively, for the same periods of fiscal 2012 due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2012	$21,536	$82,277
Sales volume	10,024	18,630
Manufacturing costs associated with increased capacity and capability	-	(2,014)
Research and development expense	2,333	3,730
Variable compensation	2,100	5,724
Effects of changes in foreign currency rates	(197)	309
Other, net	3,153	3,084
Earnings for the period ended June 30, 2013	$38,949	$111,740

Segment earnings as a percentage of sales increased to 14.3%  and 14.8% for the third quarter and first nine months of fiscal 2013, respectively, compared to 10.0% and 13.0% for the same periods of the prior year.  The increase in Aerospace segment earnings in the third quarter compared to the same period of fiscal 2012 was primarily the result of sales volume increases, decreased investment in research and development, reduced variable compensation expense,  and the non-recurrence of system issues impacting the prior year.   The increase in Aerospace segment earnings in the first nine months of fiscal 2013 compared to the same period of fiscal 2012 was primarily the result of sales volume increases, reduced variable compensation expense, and decreased investment in research and development, partially offset by expenses in the current year associated with improved manufacturing capacity and capability related to new systems programs that we have been awarded.  The Duarte Business was slightly accretive to segment earnings for both the third quarter and first nine months of fiscal 2013.

   Energy

The following table presents the Energy segment’s external net sales and earnings excluding the results of and charges related to the renewable power business.

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2013	2012	2013	2012
External net sales:
Energy segment net sales	$211,541	$245,767	$623,511	$704,893
Less: Renewable power business segment net sales	21,900	56,984	81,566	162,167
Energy segment net sales without the renewable power business	$189,641	$188,783	$541,945	$542,726
Segment earnings:
Energy segment earnings	$12,430	$31,205	$60,573	$92,264
Less: Renewable power business segment earnings	(4,522)	4,138	(6,254)	15,693
Renewable power business specific charges	(15,707)	-	(15,707)	-
Energy segment earnings without the renewable power business	$32,659	$27,067	$82,534	$76,571
Segment earnings as a percent of sales:
Energy	5.9%	12.7%	9.7%	13.1%
Energy without the renewable power business	17.2%	14.3%	15.2%	14.1%

Uncertainty with respect to U.S. and other government renewable power incentives and economic factors associated with alternate energy sources have resulted in significant overcapacity and financial distress in the renewable power industry.  As a result, we made a decision to align our renewable power business appropriately for the current environment and foreseeable future, through revaluation of its assets and liabilities, including workforce management actions.  Although we have changed the alignment of our internal cost structure, including re-evaluating certain markets, we will continue to support our existing customers and strategically pursue future opportunities within the renewable power business.

As discussed above in “Non-U.S. GAAP Financial Measures,” Energy segment net sales without the renewable power business and Energy segment earnings without the renewable power business are financial measures not prepared and presented in accordance with U.S. GAAP.  Management uses these financial measures to compare the performance of its business with and without the effects of significant discrete economic events in order to analyze and understand Woodward’s Energy reportable segment results.  Management has identified the changes in the market economics of its renewable power business as such a significant discrete economic event.  Management used this with and without the renewable power business segment net sales and segment net earnings information in its decision to align its renewable power business appropriately for the current environment and foreseeable future.  In addition, management used this with and without the renewable power business information for prior year comparative purposes for the Energy segment.  As management believes Energy segment net sales without the renewable power business and Energy segment earnings without the renewable power business provides more comparable year over year information, we have included this non-U.S. GAAP measure in this “Management’s Discussion and Analysis” to provide insight to securities analysts, investors, and others into how our management views our current financial condition and results of operations.

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  As Energy segment net sales without the renewable power business and Energy segment earnings without the renewable power business exclude certain financial information compared with segment net sales and segment earnings,  respectively, the most comparable U.S. GAAP financial measures, users of this financial information should consider the information that is excluded.

Energy segment net sales were $211,541 and $623,511 for the third quarter and first nine months of fiscal 2013, respectively, compared to $245,767 and $704,893 for the same respective periods of fiscal 2012.  Excluding the renewable power business sales for all periods, Energy segment net sales would have been consistent with the prior year for both the third quarter and first nine months.

Wind turbine converter sales for the third quarter and first nine months of fiscal 2013 declined approximately  $35,000 and  $80,000, respectively.  Wind turbine converter sales were higher in the prior year partially due to accelerated ordering by our customers in an effort to take advantage of the then-expiring government incentives and to comply with various renewable energy mandates.  The balance of the decline in wind turbine converter sales in the current year was unanticipated and reflects general uncertainty with respect to investments in large wind projects due to volatility of government incentives and overcapacity in the market.

The Taxpayer Relief Act was enacted on January 2, 2013 and extends the wind tax credit for projects that begin construction in calendar year 2013.  Due to the lengthy planning and ordering cycle involved in these wind turbine projects, the effects of this current legislation on our current and future sales in fiscal 2013 will not be material.

Strong sales of compressed natural gas systems and aero-derivative gas turbine systems were offset by softness in other reciprocating engine and heavy-frame industrial turbine systems sales.  Other reciprocating engine and heavy-frame industrial turbine systems sales were negatively impacted by weaker economic conditions, outside of the United States, in the global economy.  Growth in shipbuilding, petrochemical plants and heavy frame turbines, where long lead times and significant investments are required, have not materialized as anticipated due to the continuing economic uncertainty.

Energy segment earnings decreased by $18,775, or 60.1%, to $12,430 and $31,691, or 34.3%, to $60,573 for the third quarter and first nine months of fiscal 2013, respectively, as compared to $31,205 and $92,264, respectively, for the same periods of fiscal 2012 due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2012	$31,205	$92,264
Sales volume	(13,019)	(33,594)
Selling price and mix	9,014	16,979
Specific charges related to the renewable power business	(15,707)	(15,707)
Variable compensation	2,033	4,818
Effects of changes in foreign currency rates	(344)	(1,529)
Other, net	(752)	(2,658)
Earnings for the period ended June 30, 2013	$12,430	$60,573

Segment earnings as a percentage of sales decreased to 5.9% and 9.7% for the third quarter and first nine months of fiscal 2013, respectively, compared to 12.7% and 13.1% for the same periods of the prior year.  The decrease in the Energy segment earnings for the third quarter and the first nine months of fiscal 2013 as compared to the same periods of fiscal 2012 was driven primarily by $15,707 of specific charges, decreased volumes, and the loss of related fixed cost leverage related to our renewable power business.  This was partially offset by the effects of selling prices and favorable product mix.  Energy segment earnings for the third quarter and first nine months of fiscal 2013 also reflects reduced variable compensation expense when compared to the same periods of fiscal 2012.  Foreign currency exchange rates had an unfavorable impact of $344 and $1,529 on segment earnings for the third quarter and first nine months of fiscal 2013, respectively, compared to the same periods of the prior fiscal year.

Excluding the specific charges in the third quarter and first nine months of fiscal 2013, and the operations of the renewable power business for all periods, segment earnings were $32,659 and $82,534 for the third quarter and first nine months of fiscal 2013, respectively, compared to $27,067 and $76,571, respectively, for the same periods of fiscal 2012.  Excluding the specific charges in the third quarter and first nine months of fiscal 2013, and the operations of the renewable power business for all periods, earnings as a percentage of sales were 17.2% and 15.2% for the third quarter and first nine months of fiscal 2013, respectively, compared to 14.3% and 14.1%, respectively, for the same periods of the prior year.

Nonsegment expenses

Nonsegment expenses for the third quarter and first nine months of fiscal 2013 increased to $9,227 and $27,952, respectively, compared to $8,687 and $23,623 for the same periods of fiscal 2012.  As a percent of net sales, nonsegment expenses for the third quarter of fiscal 2013 remained at 1.9% of net sales and increased to 2.0% of net sales for the first nine months of fiscal 2013 compared to 1.9% and 1.8% of net sales, respectively, for the same periods of fiscal 2012.  The increase in nonsegment expenses as a percent of net sales for the first nine months of fiscal 2013 is primarily attributable to costs of  $2,011 associated with the acquisition of the Duarte Business.

LIQUIDITY AND CAPITAL RESOURCES

We believe liquidity and cash generation are important to our strategy of self-funding our ongoing operating needs.  Historically, we have been able to satisfy our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities.  We expect that cash generated from our operating activities, together with borrowings under our revolving credit facility, will be sufficient to fund our continuing operating needs, including capital expansion funding.

As of June 30, 2013, we do not believe that any potential European sovereign debt defaults would have a material adverse affect on our liquidity.  We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other government support.  We will continue to monitor our exposure to risks relating to European sovereign debt.

Our aggregate cash and cash equivalents were $60,972 and $61,829, and our working capital was $541,255 and $623,609 at June 30, 2013 and September 30, 2012, respectively.  Of the $60,972 of cash and cash equivalents held at June 30, 2013, $37,616 was held by our foreign subsidiaries.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, Woodward’s Chinese subsidiary has accepted in settlement of certain customer accounts receivable from Chinese customers bank drafts authorized by large, creditworthy Chinese banks.  These bank drafts represent a promise to pay the balance of the receivable at a future date, albeit under payment terms that can be longer than traditional payment terms offered to other Woodward customers.  At June 30, 2013 and September 30, 2012, Woodward had bank drafts of $69,072 and $40,312, respectively, recorded as accounts receivable on its condensed consolidated balance sheets.  Woodward only accepts bank drafts authorized by large, creditworthy banks whereby the credit risk associated with the bank draft is assessed to be minimal.

Our Revolving Credit Agreement, which we entered into on July 10, 2013, matures in July 2018 and provides a borrowing capacity of up to $600,000 with the option to increase total available borrowings to up to $800,000, subject to lenders’ participation.  In the event we are unable to generate sufficient cash flows from operating activities, we can borrow against our $600,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our stock, payments of dividends, and acquisitions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are generally reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.

At June 30, 2013, we had total outstanding debt of $585,144, including $200,000 borrowed under the Line of Credit as discussed below, with additional borrowing availability of $364,348 under our prior $400,000 revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $23,172 under various foreign credit facilities.  If the Revolving Credit Agreement had been in place at June 30, 2013, our additional borrowing availability under our revolving credit facility, net of outstanding letters of credit, would have been $564,348.

Our 2008 Term Loan, which had a balance of $40,000 at December 31, 2012, was repaid and terminated, without penalty, during the second quarter of fiscal 2013, and the remaining balance of unamortized debt issuance costs of $128 were written off to interest expense during the quarter.  Our Series B notes mature in October 2013 and require a principal payment at maturity of $100,000, which we expect to fund with a combination of cash from operations, availability under our revolving credit facility, and/or additional long-term borrowings.

In connection with the acquisition of the Duarte Business on December 21, 2012, we entered into the Line of Credit.  The Line of Credit provides for unsecured loans to the Company of up to $200,000 on a revolving basis.  At the Company’s option, loans made under the Line of Credit bear interest at a floating rate based on either the prime rate or an adjusted LIBOR.  The Line of Credit terminates on December 20, 2013.  There was $200,000 outstanding on the Line of Credit as of June 30, 2013, which consisted of an adjusted LIBOR loan bearing interest at 1.12% and maturing on July 31, 2013.  The Company cannot repay the adjusted LIBOR loan prior to the July 31, 2013 maturity date without incurring a prepayment penalty.  Subject to lender participation, the Company may renew the loan for an additional period of time within the 364 day term of the Line of Credit.

We have classified the $200,000 outstanding on the Line of Credit as long-term as of June 30, 2013 based on our intention to refinance the $200,000 using new long-term debt facilities and/or our new revolving credit facility.  We currently have the ability to utilize our new revolving credit facility under the Revolving Credit Agreement, which matures in July 2018, to finance the entire $200,000 outstanding balance, if necessary.

At June 30, 2013, we had  $30,000 of borrowings outstanding on our $400,000 revolving credit facility under our Third Amended and Restated Credit Agreement and $5,144 of borrowings outstanding on our foreign credit facilities.    Short-term borrowing activity during the nine-months ended June 30, 2013 was as follows:

Maximum daily balance during the period	$60,129
Average daily balance during the period	$19,023
Weighted average interest rate on average daily balance	2.41%

We believe we were in compliance with all our debt covenants at June 30, 2013.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

We are currently establishing a second campus in the greater-Rockford, Illinois area for our aerospace business in order to address the growth expected over the next ten years and beyond and to support a substantial number of recently awarded new system platforms, particularly on narrow body aircraft.  We anticipate investing approximately $275,000 over the next five years in land, buildings and equipment between our two area campuses in Illinois and approximately doubling our workforce in that location by the end of 2021.  We are also establishing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our energy business by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We anticipate investing approximately $150,000 over the next five years in land, buildings and equipment for this new campus in Colorado.

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

Cash Flows Summary

	Nine-Months Ended
	June 30,
	2013	2012
Net cash provided by operating activities	$133,017	$63,653
Net cash used in investing activities	(277,021)	(43,993)
Net cash provided by (used in) financing activities	142,887	(51,889)
Effect of exchange rate changes on cash and cash equivalents	260	(2,407)
Net change in cash and cash equivalents	(857)	(34,636)
Cash and cash equivalents at beginning of period	61,829	74,539
Cash and cash equivalents at end of period	$60,972	$39,903

Net cash flows provided by operating activities for the first nine months of fiscal 2013 was $133,017 compared to $63,653 for the same period of fiscal 2012.  The increase of $69,364 is primarily attributable to reduced receivables and operational improvements that lowered inventory requirements in the first nine months of fiscal 2013.  Accounts receivable provided $24,584 of cash in the first nine months of fiscal 2013 compared to $8,003 of cash utilized in the first nine months of fiscal 2012.    Inventory utilized $20,164 of cash in the first nine months of fiscal 2013 compared to $46,918 of cash utilized in the first nine months of fiscal 2012.

Net cash flows used in investing activities for the first nine months of fiscal 2013 was $277,021 compared to $43,993 for the same period of fiscal 2012 due primarily to the acquisition of the Duarte Business in the first quarter of fiscal 2013.  In addition, payments for property, plant and equipment increased by $34,291 to $78,515 in the first nine months of fiscal 2013 as compared to $44,224 in the same period of fiscal 2012.

Net cash flows provided by financing activities for the first nine months of fiscal 2013 was $142,887 as compared to net cash flows used in financing for the same period of fiscal 2012 of $51,889.  During the first nine months of fiscal 2013, we had net short and long-term borrowings of $192,868 compared to net debt repayments of $11,500 in the first nine months of the prior year.  The higher borrowings in the first nine months of fiscal 2013 were primarily attributable to the acquisition of the Duarte Business.  We utilized $45,754 to repurchase 1,233 shares of our common stock in the first nine months of fiscal 2013, compared to $31,881 to repurchase 792 shares of our common stock in the same period of fiscal 2012, under our existing stock repurchase program.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first nine months of fiscal 2013 other than our entering into the Revolving Credit Agreement and the Line of Credit as discussed in Note 12, Credit facilities, short-term borrowings and long-term debt, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 28, 2012, we acquired the Duarte Business as discussed in Note 4, Business acquisitions,  in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  We considered the results of our pre-acquisition due diligence activities and the continuation by the Duarte Business of its established internal control over financial reporting as part of our overall evaluation of disclosure controls and procedures as of June 30, 2013.  The objectives of the Duarte Business’ established internal control over financial reporting are consistent, in all material respects, with Woodward objectives.  We are in the process of completing a more comprehensive review of the Duarte Business’ internal control over financial reporting, and will be implementing changes to better align its reporting and internal controls with the rest of Woodward.  As a result of the timing of the acquisition and the changes that are anticipated to be made, and in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses, we currently intend to exclude the Duarte Business from the September 30, 2013 assessment of Woodward’s internal control over financial reporting.  The Duarte Business accounted for approximately 13.2% of Woodward’s total assets at June 30, 2013.  The Duarte Business accounted for 7.2% of Woodward’s total net sales for the quarter ended June 30, 2013.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts.)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)

April 1, 2013 through April 30, 2013	132,500	$35.58	132,500	$124,194
May 1, 2013 through May 31, 2013	652,855	36.60	652,855	100,298
June 1, 2013 through June 30, 2013 (2)	474	40.00	-	100,298

(1)

In July 2010, our Board of Directors authorized a stock repurchase program of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2013 (the “2010 Authorization”).  On July 24, 2013, our Board of Directors approved a new stock purchase plan,  which replaces the 2010 Authorization, that authorizes the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2016.

(2)

The Woodward Executive Benefit Plan, which is a separate legal entity, acquired 474 shares of common stock on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in June 2013.  Shares owned by the Woodward Executive Benefit Plan are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.            Exhibits

       Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.

Date: July 25, 2013	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: July 25, 2013	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD, INC.

EXHIBIT INDEX

Exhibit Number	Description:
†10.1	Amendment No. 7 to the Woodward Retirement Savings Plan, dated as of March 1, 2013.
†10.2	Amendment No. 1 to Executive Benefit Plan, as amended and restated, dated as of April 11, 2011.
†10.3	Amendment No. 2 to Executive Benefit Plan, as amended and restated, dated as of April 24, 2013.
10.4

Credit Agreement, dated as of July 10, 2013, among Woodward, Inc., the foreign subsidiary borrowers party thereto, the institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference

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

†  Management contract or compensatory plan or arrangement

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.