Form 10-K
period 2013-09-30
Woodward, Inc.
filed 2013-11-14
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Large accelerated filer   ☒   Accelerated filer   ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 28, 2013 as reported on The NASDAQ Global Select Market on that date:  $1,970,701,485.  For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Charitable Trust, as of March 31, 2013, are excluded in that such persons may be deemed to be affiliates.  This determination is not necessarily conclusive of affiliate status.

Number of shares of the registrant’s common stock outstanding as of November 12, 2013: 68,090,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders to be held January 22, 2014, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

PART I

Forward Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	descriptions of our plans and expectations for future operations;
•	the effect of economic downturns or growth in particular regions;
•	the effect of changes in the level of activity in particular industries or markets;
•	the availability and cost of materials, components, services, and supplies;
•	the scope, nature, or impact of acquisition activity and integration of such acquisitions into our businesses;
•	the development, production, and support of advanced technologies and new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to recent acquisitions and expected business opportunities that may be available to us;
•	the outcome of contingencies;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending; and
•	pension plan assumptions and future contributions.

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:

•	a decline in business with, or financial distress of, our significant customers;
•	the continued global economic uncertainty and instability in the financial markets;
•

our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;

•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;
•	our ability to implement and realize the intended effects of any restructuring and alignment efforts;
•	our ability to successfully manage competitive factors, including prices, promotional incentives, industry consolidation, and commodity and other input cost increases;
•	our ability to manage our expenses and product mix while responding to sales increases or decreases;
•

the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;

•	our ability to monitor our technological expertise and the success of, and/or costs associated with, our product development activities;
•	our ability to integrate acquisitions and manage costs related thereto;
•

our debt obligations, our debt service requirements, and our ability to operate our business, pursue business strategies and incur additional debt in light of covenants contained in our outstanding debt agreements;

•	risks related to our U.S. Government contracting activities, including liabilities resulting from legal and regulatory proceedings, inquiries, or investigations related to such activities;
•

the potential of a significant reduction in defense sales due to decreases in the amount of U.S. Federal defense spending, including the impacts of the sequestration of appropriations under the Budget Control Act of 2011 (the “Budget Act”), or other specific budget cuts impacting defense programs in which we participate;

•	changes in government spending patterns and/or priorities;
•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;
•	future results of our subsidiaries;
•	environmental liabilities related to manufacturing activities and/or real estate acquisitions;
•	our continued access to a stable workforce and favorable labor relations with our employees;
•	physical and other risks related to our operations and suppliers, including natural disasters, which could disrupt production;
•	our ability to successfully manage regulatory, tax, and legal matters (including product liability, patent, and intellectual property matters);
•

risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates, and compliance with and changes in the legal and regulatory environments of the United States and the countries in which we operate;

•

fair value of defined benefit plan assets and assumptions used in determining our retirement pension and other postretirement benefit obligations and related expenses including, among others, discount rates and investment return on pension assets;

•	our operations may be adversely affected by information systems interruptions or intrusions; and
•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements.  Other factors are discussed under the caption “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (this “Form 10-K), as updated from time to time in our subsequent Securities and Exchange Commission (“SEC”) filings.  We undertake no obligation to revise or update any forward-looking statements for any reason.

Unless we have indicated otherwise or the context otherwise requires, references in this Form 10-K  to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward, Inc. and its consolidated subsidiaries.

Except where we have otherwise indicated or the context otherwise requires, amounts presented in this Form 10-K are in thousands, except per share amounts.

Item 1. Business

General

Woodward enhances the global quality of life and sustainability by optimizing energy use through improved efficiency and lower emissions.  We are an independent designer, manufacturer, and service provider of energy control and optimization solutions.  We design, produce and service reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments.  We have significant production and assembly facilities in the United States, Europe and Asia, and promote our products and services through our worldwide locations.

Our strategic focus is providing energy control and optimization solutions for the aerospace and energy markets.  The precise and efficient control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets we serve.  Our customers look to us to optimize the efficiency, emissions and operation of power equipment in both commercial and defense operations.  Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems.  We focus primarily on serving original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.  We also provide aftermarket repair, replacement and other service support for our installed products.

Our components and integrated systems optimize performance of commercial aircraft, defense aircraft, ground vehicles and other equipment, gas and steam turbines, wind turbines, including converters and power grid related equipment, industrial diesel, gas,  alternative and dual fuel reciprocating engines, and electrical power systems.  Our innovative fluid energy, combustion control, electrical energy, and motion control systems help our customers offer more cost-effective, cleaner, and more reliable equipment.

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

Within the aerospace market, we provide systems, components and solutions for both commercial and defense applications.  Our key focus areas within this market are:

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

Additional information about our operations in fiscal year 2013 and outlook for the future, including certain segment information, is included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Additional information about our business segments and certain geographical information is included in Note 21, Segment information and Note 22, Supplemental quarterly financial data (Unaudited), to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Products, Services and Applications

Aerospace

Our Aerospace segment designs, produces and services systems and products for the management of fuel, air, combustion and motion.  These products include main fuel pumps, metering units, actuators, air valves, specialty valves, fuel nozzles, and thrust reverser actuation systems for turbine engines and nacelles; as well as flight deck controls, actuators, servocontrols, motors and sensors for aircraft.  These products are used on commercial and defense fixed-wing aircraft and rotorcraft, as well as in weapons and defense systems.

We have significant content on a wide variety of commercial aircraft, rotorcraft and business jet platforms, including the Airbus A320, Boeing 787, Bell 429 and Gulfstream G650, and we have significant content on defense applications, such as the Blackhawk helicopter, F-35 fighter jet, M1A1 Abrams Tank and guided tactical weapons, such as the Joint Direct Attack Munition (“JDAM”).

Revenues from the Aerospace segment are generated primarily by sales to OEMs, tier-one suppliers, and prime contractors, and through aftermarket sales of components, such as provisioning spares or replacements.  We also provide aftermarket repair, overhaul and other services to commercial airlines, turbine OEM repair facilities, military depots, third party repair shops, and other end users.

Energy

Our Energy segment designs, produces and services systems and products for the management of fuel, air, fluids, gases, electricity and motion.  These products include power converters, actuators, valves, pumps, injectors, solenoids, ignition systems, governors, electronics and devices that measure, communicate and protect low and medium voltage electrical distribution systems.  Our products are also used on industrial gas turbines, including heavy-frame and aeroderivative turbines, reciprocating engines, electrical grids, wind turbines and compressors.  The equipment on which our products are found is used to extract and distribute fossil and renewable fuels, to generate, distribute or store electricity, and to convert fuel to work in marine, mobile, and industrial equipment applications.

Revenues from the Energy segment are generated primarily by sales, which include aftermarket or replacement sales, to OEMs, tier-one suppliers, and prime contractors, and by providing other related services to our OEM customers and, in some cases, directly to end users or distributors.

Sales Order Backlog

Our backlog of unshipped sales orders as of October 31, 2013 and 2012 by segment was as follows:

	October 31, 2013	% Expected to be filled by September 30, 2014	October 31, 2012
Aerospace	$551,652	77%	$477,274
Energy	227,115	94	179,410
	$778,767	82%	$656,684

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

Customers

For the fiscal year ended September 30, 2013, approximately 39% of our consolidated net sales were made to our five largest customers.  Sales to our five largest customers represented approximately 36% and 34% of our consolidated net sales for the fiscal years ended September 30, 2012 and September 30, 2011, respectively.

Sales to our largest customer, General Electric, accounted for approximately 15%,  14%, and 14% of consolidated net sales in each of the fiscal years ended September 30, 2013, 2012 and 2011, respectively.  Our accounts receivable from General Electric represented approximately 11% of total accounts receivable as of September 30, 2013 and 10% as of September 30, 2012.  We believe General Electric and our other significant customers are creditworthy and will be able to satisfy their credit obligations to us.

The following customers account for approximately 10% or more of sales to each of our reporting segments for the fiscal year ended September 30, 2013.

Customer
Aerospace	Boeing, General Electric, United Technologies
Energy	General Electric, Weichai Westport

Government Contracts and Regulation

Portions of our business, particularly in our Aerospace segment, are heavily regulated.  We contract with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, the National Aeronautics and Space Administration (“NASA”), and the Departments of Defense, Homeland Security, and Transportation.  We also contract with similar government authorities outside the United States.

The U.S. Government, and other governments, may terminate any of our government contracts, or any government contracts under which we are a subcontractor, at their convenience, as well as for default based on specified performance measurements.  If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs.  If any of our government contracts were to be terminated for our default, the U.S. Government generally would pay only for the work accepted, and could require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract.  The U.S. Government could also hold us liable for damages resulting from the default.

We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. Government contracts.  These laws and regulations, among other things:

•	require accurate, complete and current disclosure and certification of cost and pricing data in connection with certain contracts;
•	impose specific and unique cost accounting practices that may differ from accounting principles generally accepted in the United States (“U.S. GAAP”), and therefore require reconciliation;
•	impose regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts;
•	impose manufacturing specifications and other quality standards that may be more restrictive than for non-government business activities; and
•

restrict the use and dissemination of information classified for national security purposes due to the regulations of the U.S. Government and foreign governments pertaining to the export of certain products and technical data.

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, collectively represented 21% of our sales for fiscal year 2013,  18% of our sales for fiscal year 2012, and 19% of our sales for fiscal year 2011.  The level of U.S. spending for defense, alternative energy and other programs, and the mix of programs to which such funding is allocated, is subject to periodic congressional appropriation actions, including the sequestration of appropriations under the Budget Act, and is subject to change at any time.

U.S. Government related sales from our reporting segments for fiscal year 2013 and fiscal year 2012 were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Commercial Sales	Total
Fiscal year ended September 30, 2013
Aerospace	$104,410	$289,197	$667,870	$1,061,477
Energy	3,649	8,106	862,744	874,499
Total net external sales	$108,059	$297,303	$1,530,614	$1,935,976
Percentage of total net sales	6%	15%	79%	100%

Fiscal year ended September 30, 2012
Aerospace	$78,075	$254,636	$563,372	$896,083
Energy	3,904	7,228	958,412	969,544
Total net external sales	$81,979	$261,864	$1,521,784	$1,865,627
Percentage of total net sales	4%	14%	82%	100%

Manufacturing

We operate manufacturing and assembly plants in the United States, Europe, and Asia.  Our products consist of mechanical, electronic and electromagnetic systems and components.

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

In August of 2012, the SEC issued a final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that imposes reporting requirements on issuers who use or may use “conflict minerals,” defined as columbite-tantalite (the metal ore from which tantalum is extracted), cassiterite (the metal ore from which tin is extracted),  gold, and wolframite (the metal ore from which tungsten is extracted), or their derivatives, originating from the Democratic Republic of the Congo and neighboring countries (collectively, “covered countries”). The rule was mandated in response to humanitarian concerns that trade in conflict minerals is used to finance armed groups in the covered countries. The rule describes assessment and reporting requirements for all issuers for which conflict minerals originating in a covered country are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by the issuer. Such issuers are required to file a newly created Form SD annually with the SEC.  Initial Form SDs are required to be filed by May 31, 2014 for the calendar year 2013.  We are implementing necessary processes and procedures to collect information necessary to make any required Form SD filing in May 2014.  We do not anticipate that the requirement to file the Form SD will have a material impact on our Consolidated Financial Statements.

We maintain global strategic sourcing models to meet our global facilities' production needs while building long-term supplier relationships and efficiently managing our overall supply costs.  We expect our suppliers to maintain adequate levels of quality raw materials and component parts, and to deliver such parts on a timely basis to support production of our various products.  We use a variety of agreements with suppliers intended to protect our intellectual property and processes and to monitor and mitigate risks of disruption in our supply base that could cause a business disruption to our production schedules or to our customers.  The risks monitored include supplier financial viability, business continuity, quality, delivery and protection of our intellectual property and processes.

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

Company funded expenditures related to new product development activities are expensed as incurred and are separately reported in the Company’s Consolidated Statements of Earnings.  Across both of our segments, research and development costs totaled $130,250 in fiscal year 2013, $143,274 in fiscal year 2012, and  $115,633 in fiscal year 2011.  Research and development costs were 6.7% of consolidated net sales in fiscal year 2013 compared to 7.7% in fiscal year 2012 and 6.8% in fiscal year 2011.  See “Research and development costs” in Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

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
•

electromechanical and hydraulic actuation systems for flight deck-to-flight surface control of fixed-wing aircraft and rotorcraft, and turbine engine nacelles, as well as guidance for weapon systems; and

•	motion control components for integration into comprehensive actuation systems.

The aerospace industry is moving toward more electronic (“fly-by-wire”), lighter weight aircraft, while demanding increased reliability and redundancy.  In response, we are developing an expanded family of intelligent flight deck control products (including throttle and rudder controls) with both conventional and fly-by-wire technology as well as motor driven actuation systems.

We collaborate closely with our customers in the early stages of a project as they develop their new product concepts.  We believe this collaboration allows us to develop technology that is aligned with our customers’ needs and therefore, increases the likelihood that our systems and components will be selected for inclusion in the platforms developed by our customers.  We believe our close collaboration with our customers during preliminary design stages allows us to provide products that deliver the component and system performance necessary for our customers’ products.

Some technology development programs begin years before an expected entry to service, such as those for the next-generation of commercial aircraft engines.  Other development programs result in nearer-term product launches associated with new OEM offerings, product upgrades, or product replacements on existing programs.

We are currently developing the fuel system, air management, and actuation hardware for CFM International’s LEAP engine program, and actuation system, combustion system and oil system components for the newest models of Pratt & Whitney’s PurePower engine program.  These programs target applications in the single-aisle aircraft market with expected entry into service in the 2015 to 2017 timeframe.  Both the LEAP engine and the PurePower engine have been selected by Airbus as options for its re-engined A320neo aircraft.  In addition, the LEAP engine has been selected exclusively by Boeing for its re-engined 737 MAX and by Comac for its C919 aircraft.  The PurePower engine has been selected exclusively by Irkut for the MS-21 aircraft.    In addition, we are the selected supplier for the thrust reverse actuation system for the Boeing 737 MAX and the LEAP engined Airbus A320neo.

We are also currently developing the fuel system, air management, and actuation hardware for the Passport engine program, as well as the thrust reverser actuation system for the integrated propulsion system.  Passport is the next-generation GE Aviation engine for the large business aviation market, and has been selected by Bombardier to power its Global 7000 and 8000 long-range business aircraft, targeting entry into service in 2016 and 2017, respectively.

In addition, we are currently developing sensor solutions for the Airbus A350 high lift system, an actuation sub-system for the Boeing 787-9 that improves fuel burn, flight deck components for the Bombardier CSeries and Global 7000 and 8000 aircraft, and control and sensing solutions for the KC-46 tanker boom subsystem.

Energy is focused on developing more efficient, cleaner technologies, including integrated control systems and system components that we believe will allow our OEM customers to cost-effectively meet mandated emissions regulations and fuel efficiency demands, allow for usage of a wider range of fuel sources, support global infrastructure requirements, and safely distribute and store power on the electrical grid.  Our development efforts support technology for a wide range of:

•	engines and turbines used for propulsion of mobile, marine and industrial equipment;
•	industrial gas and steam turbines;
•	engines and turbines that drive pumps, generators and compressors;
•	power converters for multi-megawatt (where megawatt is referred to as “MW”) class wind turbines in the power range of 1MW to 6MW, both for on-shore and off-shore-applications;
•	distributed generator system (“Genset”) controls;
•	controls for switchgear;
•	new generation of protection and control relays for medium-voltage applications;
•	modernization of the self powered protection relay lines; and
•	industrial compressors.

Our clean technology development efforts include controls for diesel, natural gas, alternative and dual fuel engines, and full-scale as well as Doubly Fed Induction Generator converters.  Major development projects, including diesel common rail systems and air and gaseous fuel systems, are targeted for future global emissions regulations expected to become effective in 2015 or thereafter.

We believe that our technologies make marine and industrial power generation and distribution, and alternatively fueled bus, truck and ship engines, operate cleaner, more efficiently, and more reliably.

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

Aerospace industry safety regulations and manufacturing standards demand significant product certification requirements, which form a basis for competition as well as a barrier to entry.  Technological innovation and design, product performance and conformity with customer specifications, and product quality and reliability are of significant importance in the aerospace and defense industry.  In addition, on-time delivery, pricing, and joint development capabilities with customers are points of competition within this market.  Our customers include airframe and aircraft engine OEM manufacturers and suppliers to these manufacturers.  We supply these customers with technologically innovative system and component solutions and align our technology roadmaps with our customers.  We focus on responding to needs for reduced cost and weight, emission control and reliability improvements.  Our products achieve high levels of field reliability, which we believe offers an advantage in life-cycle cost.  We compete with numerous companies around the world that specialize in fuel and air management, combustion, and electronic control products.  In addition, many of our OEM customers are capable of developing and manufacturing these same products internally.

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

We compete with numerous companies who specialize in various engine management products, and our OEM customers are often capable of developing and manufacturing some of these same products internally.  Many of our OEM customers are large global OEMs that require suppliers to support them around the world and meet increasingly higher requirements in terms of quality, delivery, reliability and cost improvements.

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

Employees

As of October 31, 2013, we employed approximately 6,750 full-time employees of which approximately 1,800 were located outside of the United States.  We consider the relationships with our employees to be good.

Approximately 16% of our total full-time workforce were union employees as of October 31, 2013, all of whom work for our Aerospace segment.  The collective bargaining agreements with our union employees are generally renewed through contract renegotiation near the contract expiration dates.  The MPC Employees Representative Union contract, which covers 455 employees as of October 31, 2013, expires September 30, 2017.  The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers 384 employees as of October 31, 2013, expires April 20, 2014.  The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and Local No. 509 agreement, which covers 221 employees as of October 31, 2013, expires June 3, 2017.  We believe our relationships with our employees and the representative unions are good.

All of our other employees in the United States were at-will employees as of October 31, 2013, and therefore, not subject to any type of employment contract or agreement.  Our executive officers and our other corporate officers each have change-in-control agreements.

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

As of September 30, 2013, our Consolidated Balance Sheet includes $285,775 of net intangible assets.  This value represents the carrying values, net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our intellectual property as of September 30, 2013.

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

Thomas A. Gendron, Age 52. Chairman of the Board since January 2008; Chief Executive Officer, President, and Director since July 2005; Chief Operating Officer and President September 2002 through June 2005; Vice President and General Manager of Industrial Controls June 2001 through September 2002; Vice President of Industrial Controls April 2000 through May 2001; Director of Global Marketing and Industrial Controls’ Business Development February 1999 through March 2000.

Robert F. Weber, Jr., Age 59.  Vice Chairman, Chief  Financial Officer and Treasurer since September 2011, and Chief Financial Officer and Treasurer since August 2005.  Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate Vice President and General Manager - EMEA Auto.  Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level with Motorola.

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

Sagar Patel, Age 47.  President, Aircraft Turbine Systems since June 2011.  Prior to this role, Mr. Patel was employed at General Electric for 18 years, most recently serving as President, Mechanical Systems, GE Aviation, from March 2009 through June 2010.  He served as President, Aerostructures, GE Aviation from July 2008 through July 2009 and as President and General Manager, MRS Systems, Inc., BE Aircraft Engines, from October 2005 through June 2008.

Chad R. Preiss, Age 48.  President, Engine Systems since October 2009; Group Vice President, Engine Systems October 2008 through September 2009; Vice President, Sales, Service, and Marketing, Engine Systems December 2007 through September 2008; and Vice President, Industrial Controls September 2004 through December 2007.  Prior to this role, Mr. Preiss served in a variety of engineering and marketing/sales management roles, including Director of Business Development, since joining Woodward in 1988.

James D. Rudolph, Age 52.  President, Industrial Turbomachinery since April 2011; Corporate Vice President, Global Sourcing October 2009 through April 2011; Vice President, Global Sourcing April 2009 through October 2009; Director of Global Sourcing April 2005 through April 2009; Director of Engineering for Industrial Controls March 2000 through April 2005.  Prior to March 2000, Mr. Rudolph served in a variety of engineering, operations and sales roles since joining the company in 1984.

A. Christopher Fawzy, Age 44.  Corporate Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since October 2009; Vice President, General Counsel, and Corporate Secretary June 2007 through September 2009.  Mr. Fawzy became the Company’s Chief Compliance Officer in August 2009.  Prior to joining Woodward, Mr. Fawzy was employed by Mentor Corporation, a global medical device company.  He joined Mentor in 2001 and served as Corporate Counsel, then General Counsel in 2003, and was appointed Vice President, General Counsel and Secretary in 2004.

Other Corporate Officers of the Registrant

Information about our other corporate officers is provided below. There are no family relationships between any of the corporate officers listed below or between any of the corporate officers listed below and the aforementioned executive officers.

Harlan G. Barkley, Age 60. Corporate Vice President, Information Technology since October 2009; Vice President, Information Technology April 2009 through September 2009; Director, Global Information Technology November 2002 through March 2009.  Prior to joining Woodward in October 1999, Mr. Barkley was employed by Sundstrand Corporation/Hamilton Sundstrand for 19 years in a variety of leadership roles in information technology.

Steven J. Meyer, Age 53. Corporate Vice President, Human Resources since October 2009; Vice President, Human Resources November 2006 through September 2009;  Director, Global Human Resources November 2002 through October 2006;  Director, Human Resources for Industrial Controls July 1997 through October 2002.  Prior to joining Woodward, Mr. Meyer was employed by PG&E Corporation and Nortel in a variety of roles in human resources.

Matthew F. Taylor, Age 51. Corporate Vice President, Supply Chain since February 2011; Vice President, Engine Fluid Systems and Controls Center of Excellence (“CoE”) October 2009 through February 2011; General Manager, Fluid Systems and Controls CoE December 2006 through October 2009; Director of Operations, Fluid Systems and Controls June 2005 through December 2006.  Prior to joining Woodward in June 2005, Mr. Taylor was the Vice President and General Manager, Warner Electric and served in a variety of general management roles at Eaton Corporation from February 1998 through August 2003.

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

Stockholders may obtain, without charge, a single copy of Woodward’s 2013 Annual Report on Form 10-K upon written request to the Corporate Secretary, Woodward, Inc., 1000 East Drake Road, Fort Collins, Colorado 80525.

Item 1A.Risk Factors

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

We have fewer customers than many companies with similar sales volumes.  For the fiscal year ended September 30, 2013, approximately 39% of our consolidated net sales were made to our five largest customers.  Sales to these same five largest customers represented approximately 36% of our consolidated net sales for the fiscal year ended September 30, 2012.  Sales to our largest customer, General Electric, accounted for approximately 15%,  14%, and 14% of consolidated net sales in each of the fiscal years ended September 30, 2013, 2012, and 2011, respectively, and accounts receivable from General Electric represented approximately 11% and 10% of accounts receivable at September 30, 2013 and 2012, respectively.  Sales to our next largest customer accounted for approximately 7%,  6%, and 3% of consolidated net sales in each of the fiscal years ended September 30, 2013, 2012, and 2011, respectively.  If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, including that which is a result of the prolonged unfavorable economic conditions and continued instability in the financial markets, these significant customers may substantially reduce or otherwise be unable to pay for purchases from us.  Accordingly, our consolidated net sales could decrease significantly or we may experience difficulty collecting or be unable to collect amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The continued instability in the financial markets and continued global economic uncertainty could have a material adverse effect on the ability of our customers to perform their obligations to us and on their demand for our products and services.

There has been widespread concern over the continued instability in the financial markets and their influence on the global economy.  As a result of the extreme volatility in the credit and capital markets, sovereign credit rating downgrades and uncertainty surrounding European sovereign and other debt defaults, and continued global economic uncertainty, our current or potential customers may experience cash flow problems and, as a result, may modify, delay or cancel plans to purchase our products.  Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing necessary financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us.  Any inability of current or potential customers to pay us for our products may adversely affect our earnings and cash flows.

In addition, the general economic environment significantly affects demand for our products and services.  Periods of slowing economic activity, such as the global economic conditions we have experienced since 2008, may cause global or regional slowdowns in spending on infrastructure development in the markets in which we operate, and customers may reduce their purchases of our products and services.  For example, the impact of the unfavorable market conditions, in addition to reduced government subsidies, is currently evident in our renewable power business where customers are reducing or limiting spending and investing and lending institutions are more restrictive in funding renewable energy projects.  In addition, unfavorable economic conditions could cause a reduction in aircraft order flow or withdrawal from service of business jet or commercial aircraft, which could reduce demand for our Aerospace products and services.

There can be no assurance that the current market and economic uncertainty in the United States and internationally will not have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may not be able to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to competitive pressures.

Global financial markets, including the credit and debt and equity capital markets, and economic conditions have been, and continue to be, disrupted and volatile.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, sovereign credit rating downgrades and uncertainty surrounding European sovereign and other debt defaults, and the current global economic uncertainty, have made, and will likely continue to make, it difficult to obtain financing.  In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors have or may increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity either at all or on terms similar to existing debt, and reduce and, in some cases, cease to provide financing to borrowers.  Due to these factors, we cannot be certain that financing, to the extent needed, will be available on acceptable terms or at all.  If financing is not available when needed, or is available only on unacceptable terms, we may be unable to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We have engaged in restructuring and alignment activities from time to time and may need to implement further restructurings or alignments in the future, and there can be no assurance that our restructuring or alignment efforts will have the intended effects.

From time to time, we have responded to changes in our industry and the markets we serve by restructuring or aligning our operations.  Our restructuring activities have included workforce management and other restructuring charges related to our recently acquired businesses, including, among others, changes associated with integrating similar operations, managing our workforce, vacating or consolidating certain facilities and cancelling certain contracts.  Most recently, we made a decision during the third quarter of fiscal year 2013 to align our renewable power business appropriately to the current environment and the foreseeable future, through revaluation of its assets and liabilities, including workforce management actions.  Based on cost reduction measures or changes in the industry and markets in which we compete, we may decide to implement further restructuring or alignment activities in the future, such as closing plants, moving production lines, or making additions, reductions or other changes to our management or workforce.

Restructuring and/or alignment activities can create unanticipated consequences, and we cannot be sure that any restructuring or alignment efforts that we undertake will be successful.  A variety of risks could cause us not to realize an expected cost savings, including, among others, the following:

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

    We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers, and our raw material costs are subject to commodity market fluctuations.  We may experience an increase in costs for parts or raw materials that we source from our suppliers, or we may experience a shortage of parts or raw materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices, or production difficulties that may affect one or more of our suppliers.  In particular, current or future global economic uncertainty may affect our key suppliers in terms of their operating cash flow and access to financing.  This may in turn affect their ability to perform their obligations to us.  Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained.  A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts or could damage our reputation and relationships with customers.  In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us.  Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our profitability may suffer if we are unable to manage our expenses or if we experience change in product mix as a result of sales increases or decreases.

Some of our expenses are relatively fixed in relation to changes in sales volume and are difficult to adjust in the short term.  Expenses such as depreciation or amortization, which are the result of past capital expenditures or business acquisitions, or expenses driven by business activity other than sales level, such as manufacturing overhead, may be difficult to reduce in a timely manner in response to a reduction in sales.  Due to the nature of our sales cycle, in periods of sales increases it may be difficult to rapidly increase our production of finished goods, particularly if such sales increases are unanticipated.  An increase in the production of our finished goods requires increases in both the purchases of raw materials and components and in the size of our workforce.  If a sudden, unanticipated need for raw materials, components and labor should arise in order to meet unexpected sales demand, we could experience difficulties in sourcing raw materials, components and labor at a favorable cost or to meet our production needs.  These factors could result in delays in fulfilling customer sales contracts, damage to our reputation and relationships with our customers, an inability to meet the demands of the markets that we serve, which in turn could prevent us from taking advantage of business opportunities or responding to competitive pressures, and result in an increase in variable and fixed costs leading to a decrease in net earnings or even net losses.  In addition, we sell products that have varying profit margins, and increases or decreases in sales of our various products may change the mix of products that we sell during any period.  Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our product development activities may not be successful, may be more costly than currently anticipated, or we may not be able to produce newly developed products at a cost that meets the anticipated product cost structure.

Our business involves a significant level of product development activities, generally in connection with our customers’ development activities.  Industry standards, customer expectations, or other products may emerge that could render one or more of our products or services less desirable or obsolete.  Maintaining our market position requires continued investment in research and development.  During an economic downturn or a subsequent recovery, we may need to maintain our investment in research and development, which may limit our ability to reduce these expenses in proportion to a sales shortfall.  In addition, increased investments in research and development may divert resources from other potential investments in our business, such as acquisitions or investments in our facilities, processes and operations.  If these activities are not as successful as currently anticipated, are not completed on a timely basis, or are more costly than currently anticipated, or if we are not able to produce newly developed products at a cost that meets the anticipated product cost structure, then our future sales, margins and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Activities necessary to integrate acquisitions may result in costs in excess of current expectations or be less successful than anticipated.

We recently completed an acquisition in fiscal year 2013 and we may acquire other businesses in the future.  The success of these transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses.  The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business.  In addition, we may incur unanticipated costs or expenses following an acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.

The risks associated with our past or future acquisitions also include, among others, the following:

•	technological and product synergies, economies of scale and cost reductions may not occur as expected;
•	unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents;
•	we may acquire or assume unexpected liabilities or be subject to unexpected penalties or other enforcement actions;
•	inaccurate assumptions may be made regarding the integration process;
•	unforeseen difficulties may arise in integrating operations, processes and systems;
•

higher than expected investments may be required to implement necessary compliance processes and related systems, including information technology systems, accounting systems and internal controls over financial reporting;

•	we may fail to retain, motivate and integrate key management and other employees of the acquired business;
•

higher than expected costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and

•	we may experience problems in retaining customers and integrating customer bases.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and attention. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into these transactions.  Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, and could adversely affect our business, financial condition, results of operations, and cash flows.

As of September 30, 2013, our total long-term debt was $550,000, and we had no short-term borrowings outstanding.  Our debt obligations could require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions.  We are contractually obligated under the agreements governing our long-term debt to make principal payments of $100,000 in fiscal year 2014, $0 in fiscal year 2015, $107,000 in fiscal year 2016, $0 in fiscal year 2017 and $343,000 in fiscal year 2018 and thereafter.  Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

Our existing revolving credit facility, line of credit, and note purchase agreements impose financial covenants on us and our subsidiaries that require us to maintain certain leverage ratios and minimum levels of consolidated net worth.  Certain of these agreements require us to repay outstanding borrowings with portions of the proceeds we receive from certain sales of property or assets and specified future debt offerings.

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

Sales made directly to U.S. Government agencies and entities were 6% of total net sales during fiscal year 2013, 4% during fiscal year 2012, and 4% during fiscal year 2011, primarily in the aerospace market.  Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers, such as tier-one prime contractors, utilizing Woodward parts and subassemblies, accounted for approximately 21% of total sales in fiscal year 2013, 18% in fiscal year 2012, and 19% in fiscal year 2011.  Our contracts with the U.S. Government are subject to the following unique risks, some of which are beyond our control, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

•

The level of U.S. defense spending is subject to periodic congressional appropriation actions, including significant reductions in defense spending under the sequestration of appropriations in fiscal year 2013 under the Budget Act, and is subject to change at any time.  The mix of programs to which such funding is allocated is also uncertain, and we can provide no assurance that an increase in defense spending will be allocated to programs that would benefit our business.  If the amount of spending were to decrease, or there were a shift from certain aerospace and defense programs on which we have content to other programs on which we do not, our sales could decrease.  In addition, one or more of the aerospace or defense programs that we currently support could be phased-out or terminated.  Any such reductions in U.S. Government needs under these existing aerospace and defense programs, unless offset by other aerospace and defense programs and opportunities, could have a material adverse effect on our sales.

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

•

We must comply with procurement laws and regulations relating to the formation, administration and performance of our U.S. Government contracts and the U.S. Government contracts of our customers.  The U.S. Government may change procurement laws and regulations from time to time.  A violation of U.S. Government procurement laws or regulations, a change in U.S. Government procurement laws and regulations, or a termination arising out of our default could expose us to liability, debarment, or suspension and could have an adverse effect on our ability to compete for future contracts and orders.

•

We are sometimes subject to government inquiries, audits and investigations due to our business relationships with the U.S. Government and the heavily regulated industries in which we do business.  In addition, our contract costs are subject to audits by the U.S. Government.  U.S. Government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit government contractors and subcontractors.  These agencies review our performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and our compliance with our internal control systems and policies.  Any costs found to be misclassified or inaccurately allocated to a specific contract would be deemed non-reimbursable, and to the extent already reimbursed, would be refunded.  Any inadequacies in our systems and policies could result in withholds on billed receivables, penalties and reduced future business.    Any inquiries or investigations, including those related to our contract pricing, could potentially result in civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, suspension, and/or debarment from participating in future business opportunities with the U.S. Government.  Such actions could harm our reputation, even if such allegations are later determined to be unfounded,  and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Changes in the estimates of fair value of reporting units or of long-lived assets may result in future impairment charges, which could have a material adverse effect on our business, financial condition, results of operations and  cash flows.

Over time, the fair values of long-lived assets change.  At September 30, 2013, we had $551,624 of goodwill, representing 25% of our total assets.  We test goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, we sometimes aggregate components

of a single operating segment into a reporting unit, if appropriate.   Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings.  We also test property, plant, and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings.  Any such impairment charges could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Impairment charges would also reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the debt and equity markets.

We completed our annual goodwill impairment test during the quarter ended September 30, 2013.  In performing the annual goodwill impairment test, we determined it was appropriate to aggregate certain components of the same operating segment into a single aggregated reporting unit.  The results of our fiscal year 2013 annual goodwill impairment test performed as of July 31, 2013 indicated the estimated fair values of each of our reporting units were in excess of their carrying amounts, and accordingly, no impairment existed.  There can be no assurance that our estimates and assumptions of the fair value of our reporting units, the current economic environment, the level of U.S. defense spending, including the sequestration of appropriations under the Budget Act, or the other inputs used in forecasting the present value of forecasted cash flows used to estimate the fair value of our reporting units will prove to be accurate projections of future performance.

As part of our ongoing monitoring efforts, we will continue to consider the global economic environment and its potential impact on our businesses, as well as other factors, in assessing goodwill and long-lived assets for possible indications of impairment.

Additional tax expense or additional tax exposures could affect our future profitability.

During fiscal year 2013, 45% of our total sales were made to customers in jurisdictions outside the United States (including products manufactured in the United States and sold outside the United States as well as products manufactured in international locations).  Accordingly, we are subject to income taxes in both the United States and various non-U.S. jurisdictions.  Our domestic and international tax liabilities are dependent upon the distribution of operating income among these different jurisdictions.  Our tax expense includes estimates of additional tax that may be incurred and reflects various estimates, projections, and assumptions that could impact the valuation of our deferred tax assets.  Our future operating results could be adversely affected by changes in the effective tax rate, including effective tax rate changes as a result of a change in the mix of earnings in countries with differing statutory tax rates; changes in our overall profitability; changes in tax legislation and tax rates, as well as changes in applicable interest and penalties; changes in U.S. GAAP; changes in the projected realization of deferred tax assets and liabilities; changes in the amount of earnings permanently reinvested offshore; and the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures.

Manufacturing activities may result in future environmental costs or liabilities.

We use hazardous materials and/or regulated materials in our manufacturing operations.  We also own, operate, and may acquire facilities that were formerly owned and operated by others that used such materials.  The risk that a significant release of regulated materials has occurred in the past or will occur in the future cannot be completely eliminated or prevented.  As a result, we are subject to a substantial number of costly regulations.  In particular, we are required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the United States, the European Union, and other territories, including those governing emissions to air, discharges to water, noise and odor emissions, the generation, handling, storage, transportation, treatment and disposal of waste materials, and the cleanup of contaminated properties and human health and safety.  Compliance with these laws and regulations results in ongoing costs.  We cannot be certain that we have been, or will at all times be, in complete compliance with all environmental requirements, or that we will not incur additional material costs or liabilities in connection with these requirements.  As a result, we may incur material costs or liabilities or be required to undertake future environmental remediation activities that could damage our reputation and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our performance depends on continued access to a stable workforce and on favorable labor relations with our employees.

Certain of our operations in the United States and internationally involve different employee/employer relationships and the existence of works’ councils.  In addition, a portion of our workforce is unionized and is expected to remain unionized for the foreseeable future.  Competition for technical personnel in the industries in which we compete is intense.  Our future success depends in part on our continued ability to hire, train, assimilate, and retain qualified personnel.  There is no assurance that we will continue to be successful in recruiting qualified employees in the future.  Any significant increases in labor costs, deterioration of employee relations, including any conflicts with works’ councils or unions, or slowdowns or work stoppages at any of our locations, whether due to employee turnover, changes in availability of qualified technical personnel, or otherwise, could have a material adverse effect on our business, our relationships with customers, and our financial condition, results of operations, and cash flows.

Operations and suppliers may be subject to physical and other risks, including natural disasters, that could disrupt production and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations include principal facilities in the United States, China, Germany, and Poland. In addition, we operate sales and service facilities in Brazil, Bulgaria, India, Japan, the Netherlands, Peru, the Republic of Korea, Russia, Switzerland and the United Kingdom. We also have suppliers for materials and parts inside and outside the United States. Our operations and sources of supply could be disrupted by unforeseen events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located, any of which could adversely affect our operations and financial performance.  Natural disasters, public health concerns, war, political unrest, terrorist activity, equipment failures, power outages, or other unforeseen events could result in physical damage to, and complete or partial closure of, one or more of our manufacturing facilities, or could cause temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products and significant delays in the shipment of products and the provision of services, which could in turn cause the loss of sales and customers.  Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.  Accordingly, disruption of our operations or the operations of a significant supplier could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The manufacture and sale of our products and the services we provide expose us to risks of product liability and other tort claims.  We currently have and have had in the past product liability claims relating to our products, and we will likely be subject to additional product liability claims in the future for both past and current products.  Some of these claims may have a material adverse effect on our business, financial condition, results of operations and cash flows.  We also provide certain services to our customers and are subject to claims with respect to the services provided.  In providing such services, we may rely on subcontractors to perform all or a portion of the contracted services.  It is possible that we could be liable to our customers for work performed by a subcontractor.  Regardless of the outcome, product liability claims can be expensive to defend, can divert the attention of management and other personnel for significant periods of time, and can cause reputational damage.  While we believe that we have appropriate insurance coverage available to us related to any such claims, our insurance may not cover all liabilities or be available in the future at a cost acceptable to us.  An unsuccessful result in connection with a product liability claim, where the liabilities are not covered by insurance or for which indemnification or other recovery is not available, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Amounts accrued for contingencies may be inadequate to cover the amount of loss when the matters are ultimately resolved.

In addition to intellectual property and product liability matters, we are currently involved or may become involved in claims, pending or threatened litigation or other legal proceedings, investigations or regulatory proceedings regarding employment or other regulatory, legal, or contractual matters arising in the ordinary course of business.  There is no certainty that the results of these matters will be favorable to the Company.  We accrue for known individual matters if we believe it is probable that the matter will result in a loss when ultimately resolved using estimates of the most likely amount of loss.    There may be additional losses that have not been accrued, or liabilities may exceed our estimates, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries.

In 2013, approximately 45% of our total sales were made to customers in jurisdictions outside of the United States (including products manufactured in the United States and sold outside the United States as well as products manufactured in international locations).  Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•	fluctuations in foreign exchange rates;
•	limitations on ownership and on repatriation of earnings;
•	transportation delays and interruptions;
•	political, social and economic instability and disruptions;
•	government embargos or trade restrictions;
•	the imposition of duties and tariffs and other trade barriers;
•	import and export controls;
•	changes in labor conditions;
•	changes in regulatory environments;
•	the potential for nationalization of enterprises;
•	difficulties in staffing and managing multi-national operations;
•	limitations on the Company’s ability to enforce legal rights and remedies, including protection of intellectual property;
•	difficulty of enforcing agreements and collecting receivables through some foreign legal systems;
•	acts of terrorism;
•	potentially adverse tax consequences; and
•	difficulties in implementing restructuring actions on a timely basis.

We are also subject to U.S. laws prohibiting companies from doing business in certain countries, or restricting the type of business that may be conducted in these countries.  The cost of compliance with increasingly complex and often conflicting regulations governing various matters worldwide, including foreign investment, employment, import, export, business acquisitions, environmental and taxation matters, land use rights, property, and other matters, can also impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.  We must also comply with restrictions on exports imposed under the U.S. Export Control Laws and Sanctions Programs.  These laws and regulations change from time to time and may restrict foreign sales.

In 2013, approximately 9% of our total sales were to customers in the Peoples’ Republic of China and we have significant operations in the Peoples’ Republic of China.  Our independent registered public accounting firm’s audit documentation related to their audit report included in this annual report may be located in the Peoples’ Republic of China.  The Public Company Accounting Oversight Board (“PCAOB”) currently cannot inspect audit documentation located in China and, as such, prevents the PCAOB from regularly evaluating audit work of any auditors that was performed in China, including that performed by our independent auditors in China.  As a result, investors may be deprived of the full benefits of PCAOB oversight of our global audits via their inspections.  The inability of the PCAOB to conduct inspections of audit work performed in China makes it more difficult to evaluate the effectiveness of our Chinese independent auditor’s audit procedures as compared to auditors in other jurisdictions that are subject to PCAOB inspections on all of their work.

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar.  These exposures may change over time as our business and business practices evolve, and they could have a material adverse effect on our financial results and cash flows.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies.  Foreign currency exchange rate risk is reduced through several means, including the maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, prompt settlement of inter-company balances utilizing a global netting system, and limited use of foreign currency denominated debt.   While we monitor our exchange rate exposures and seek to reduce the risk of volatility, our actions may not be successful in significantly mitigating such volatility.

In addition, uncertain global economic conditions arising from circumstances such as slowing growth in emerging regions and credit rating downgrades in certain European countries or speculation regarding changes to the composition or viability of the Euro zone could result in reduced customer confidence and decreased demand for our products and services, disruption in payment patterns and higher default rates, a tightening of credit markets, increased risk regarding supplier performance, increased counterparty risk with respect to the financial institutions with which we do business, and exchange rate fluctuations.  While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the financial institutions with whom we transact business could have a material adverse effect on our international operations or on our business, financial condition, results of operations, and cash flows.

Our net postretirement benefit obligation liabilities may grow, and the fair value of our pension plan assets may decrease, which could require us to make additional and/or unexpected cash contributions to our pension plans, increase the amount of postretirement benefit expenses, affect our liquidity or affect our ability to comply with the terms of our outstanding debt arrangements.

Accounting for retirement, pension and postretirement benefit obligations and related expense requires the use of assumptions, including a weighted-average discount rate, an expected long-term rate of return on assets, and a net healthcare cost trend rate, among others.  Benefit obligations and benefit costs are sensitive to changes in these assumptions.  As a result, assumption changes could result in increases in our obligation amounts and expenses.  If interest rates decline, the present value of our postretirement benefit plan liabilities may increase faster than the value of plan assets, resulting in significantly higher unfunded positions in some of our pension plans.  As of September 30, 2013, we had $190,175 in invested pension plan assets.  Investment losses may result in decreases to our pension plan assets.

Funding estimates are based on certain assumptions, including discount rates, interest rates, mortality, fair value of assets and expected return on plan assets and are subject to changes in government regulations in the countries in which our employees work.  Volatility in the financial markets may impact future discount and interest rate assumptions.  Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases or decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.  Also, new accounting standards on fair value measurement may impact the calculation of future funding levels.  We periodically review our assumptions, and any such revision can significantly change the present value of future benefits, and in turn, the funded status of our pension plans and the resulting periodic pension expense.  Changes in our pension benefit obligations and the related net periodic costs or credits may occur as a result of variances of actual results from our assumptions, and we may be required to make additional cash contributions in the future beyond those which have been estimated.

In addition, our existing revolving credit facility, line of credit, and note purchase agreements contain continuing covenants and events of default regarding our pension plans, including provisions regarding the unfunded liabilities related to those pension plans.  See the discussion above concerning “Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, and could adversely affect our business, financial condition, results of operations, and cash flows.”

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

Our business operations may be adversely affected by information systems interruptions or intrusion.

We are dependent on various information technologies throughout our company to administer, store and support multiple business activities.  If these systems are damaged, cease to function properly or are subject to cybersecurity attacks, such as unauthorized access, malicious software and other violations, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  While we attempt to mitigate these risks by employing a number of measures, including technical security controls, employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to additional known or unknown threats.

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

We face intense competition from a number of established competitors in the United States and abroad, some of which are larger in size or are divisions of large diversified companies with substantially greater financial resources.  In addition, global competition continues to increase.  Companies compete on the basis of providing products that meet the needs of customers, as well as on the basis of price, quality, and customer service.  Changes in competitive conditions, including the availability of new products and services, the introduction of new channels of distribution, and changes in OEM and aftermarket pricing, could impact our relationships with our customers and may adversely affect future sales, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The U.S. Government participates in a wide variety of operations, including homeland defense, counterinsurgency, counterterrorism, and other defense-related operations that employ our products and services.  U.S. defense spending has historically been cyclical in nature, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety.  The U.S. Government continues to adjust its funding priorities in response to changes in the perceived threat environment.  In addition, defense spending currently faces pressures due to the overall economic and political environment, budget deficits, and competing budget priorities.  A decrease in U.S. Government defense spending or changes in the spending allocation could result in one or more of our programs being reduced, delayed, or terminated.

The Budget Act triggered automatic reductions, under sequestration, in both defense and discretionary spending in March 2013, after being postponed two months until the American Taxpayer Relief Act of 2012 went into effect.  The resulting automatic across-the-board budget cuts in sequestration will likely have significant consequences for the aerospace and defense industries.  We believe the effects of these actions on our fiscal year 2013 results have been limited, but the impact in future years, combined with potential decreases in U.S. military deployments overseas, could have an adverse effect on our business, financial condition, results of operations and cash flows.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives.  When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services.  Historically this has not had a material effect on our business; however, should a continuing resolution be prolonged or extended through the U.S. Government’s entire fiscal year, it may cause procurement awards to be allocated into different periods, cause our revenues to vary between periods and cause an adverse effect on our backlog and revenues.  In years when the U.S. Government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result.  This could result in the incurrence of substantial costs without reimbursement under our contracts with the U.S. Government and delays or cancellations of key programs, which could have a negative effect on our business, financial condition, results of operations and cash flows.

We continue to believe our programs are well aligned with national defense and other priorities, but shifts in domestic and international spending and tax policy, changes in security, defense, and intelligence priorities, the sequestration of appropriations under the Budget Act, general and political economic conditions and developments, and other factors may affect a decision to fund, or the level of funding for, existing or proposed programs.  If the priorities of the U.S. Government change and/or defense spending is reduced, this may adversely affect our business, financial condition, results of operations, and cash flows.

Increasing emission standards that drive certain product sales may be eased or delayed.

We sell components and systems that have been designed to meet strict emission standards, including standards that have not yet been implemented but are expected to be implemented soon.  If these emission standards are eased, developed products may become unnecessary and/or our future sales could be lower as potential customers select alternative products or delay adoption of our products, which would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Changes in government subsidy programs and regulatory requirements may result in decreased demand for our products.

The U.S. Government, as well as various foreign governments, provide for various stimulus programs or subsidies, such as grants, loan guarantees and tax incentives, relating to renewable energy, alternative energy, energy efficiency and electric power infrastructure. Some of these programs have expired, which may affect the economic feasibility or timing of future projects. Additionally, while a significant amount of stimulus funds and subsidies are available to support various projects, we cannot predict the timing and scope of any investments to be made by our customers under stimulus funding and subsidies or whether stimulus funding and subsidies will result in increased demand for our products. Investments for renewable energy, alternative energy and electric power infrastructure under stimulus programs and subsidies may not occur, may be less than anticipated or may be delayed, any of which would negatively impact demand for our products.

Other current and potential regulatory initiatives may not result in increased demand for our products.  It is not certain whether existing regulatory requirements will create sufficient incentives for new projects, when or if proposed regulatory requirements will be enacted, or whether any potentially beneficial provisions will be included in the regulatory requirement.

Uncertainty with respect to government subsidy programs and regulatory requirements could cause decreased demand for our products as investments are delayed or become economically unfeasible, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Investment Risks

The historic market price of our common stock may not be indicative of future market prices.

The market price of our common stock changes over time.  Stock markets in general have experienced extreme price and volume volatility particularly over the past few years.  The trading price of our common stock ranged from a high of $42.89 per share to a low of $31.41 per share during the twelve months ended September 30, 2013.  The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:

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

As of September 30, 2013, we had 72,960 shares of common stock issued, of which 4,883 shares were held as treasury shares.  In addition, 4,423 shares were reserved for issuance upon exercise of outstanding stock option awards.  While the level of trading activity will vary each day, the typical trading level represents only a small percentage of total shares of stock outstanding.  As a result, a stockholder who sells a significant number of shares of stock in a short period of time could negatively affect our share price.

Certain anti-takeover provisions of our charter documents and under Delaware law could discourage or prevent others from acquiring our company.

While the Company believes that these provisions are in the best interest of its stockholders, our certificate of incorporation and bylaws do contain provisions that:

•	provide for a classified board;
•	provide that directors may be removed only for cause by holders of at least two-thirds of the outstanding shares of common stock;
•	authorize our board of directors to fill vacant directorships or to increase or decrease the size of our board of directors;
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

In addition, Section 203 of the Delaware General Corporation Law limits business combinations with owners of more than 15% of our stock that have not been approved by the board of directors.  These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation.  Our board of directors could choose not to negotiate a potential acquisition that it does not believe to be in our best interest.  Accordingly, the potential acquirer could be discouraged from offering to acquire us, or could be prevented by the anti-takeover measures, from successfully completing a hostile acquisition.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Our principal plants are as follows:

United States

Duarte, California – Aerospace segment manufacturing and engineering

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

Krakow, Poland – Energy segment manufacturing and Aerospace and Energy segments engineering

Stuttgart, Germany (leased) – Energy segment engineering

Tianjin, Peoples’ Republic of China (leased) – Energy segment assembly

Sofia, Bulgaria – Energy segment manufacturing and engineering

In addition to the principal plants listed above, we own or lease other facilities used primarily for sales and service activities in Brazil, China, India, Japan, the Netherlands, the Republic of Korea, Russia, Switzerland, the United Kingdom, and the United States.

In September 2013, Woodward purchased a building site in Niles, Illinois.  Woodward intends to build a new facility on this site for its Aerospace business and will relocate some of its operations currently residing in Skokie, Illinois to this new facility.

Our principal plants are suitable and adequate for the manufacturing and other activities performed at those plants, and we believe our utilization levels are generally high.

We are currently developing a second campus in the greater-Rockford, Illinois area for our Aerospace business.  This campus is intended to support the growth expected over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  We anticipate investing approximately $275,000 over the next five years in land, buildings and equipment between our two Rockford area campuses.  These investments are expected to result in future productivity gains for our existing and new business.  However, given the significance of the anticipated volumes associated with the new system platforms, we still expect our Rockford area workforce to increase substantially, by as much as 70%-90% from current levels, by the end of 2021.  We are also developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our energy business by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We anticipate investing approximately $150,000 over the next five years in land, buildings and equipment for this new campus in Colorado.

Item 3.Legal Proceedings

Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, regulatory, legal or contractual disputes, product warranty claims and alleged violations of various environmental laws and regulations.  We accrue for known individual matters if we believe it is probable that the matter will result in a loss when ultimately resolved using estimates of the most likely amount of loss.

While the outcome of pending claims, legal proceedings, investigations and regulatory proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market and is traded under the symbol “WWD.”  At November 8, 2013, there were approximately 1,100 holders of record.

The following table sets forth the high and low sales prices of our common stock and dividends paid for the periods indicated.

	Fiscal Year Ended September 30,
	2013			2012
	High	Low	Cash Dividends	High	Low	Cash Dividends

First quarter	$38.19	$31.41	$0.08	$42.34	$25.39	$0.07
Second quarter	$40.91	$36.59	$0.08	$46.00	$40.94	$0.08
Third quarter	$41.37	$33.49	$0.08	$43.34	$35.32	$0.08
Fourth quarter	$42.89	$38.00	$0.08	$40.83	$30.16	$0.08

The information required by this item relating to securities authorized for issuance under equity plans is included under the caption “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be held January 22, 2014 and is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative 10-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrial Machinery index.  The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2003 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2013.  We have used a period of 10 years as we believe that our stock performance should be reviewed over a period that is reflective of our long-term business cycle.

	9/03	9/04	9/05	9/06	9/07	9/08	9/09	9/10	9/11	9/12	9/13
Woodward, Inc.	$100.00	$158.25	$202.24	$241.92	$454.23	$516.36	$359.23	$484.32	$412.67	$515.76	$628.41
S&P Midcap 400	100.00	117.55	143.60	153.02	181.73	151.42	146.70	172.79	170.58	219.26	279.95
S&P Industrial Machinery	100.00	134.28	140.78	156.78	208.36	153.78	151.47	193.86	170.23	248.44	341.27

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts.)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)

July 1, 2013 through July 31, 2013	-	$-	-	$200,000
August 1, 2013 through August 31, 2013	-	-	-	200,000
September 1, 2013 through September 30, 2013 (2)	452	40.83	-	200,000
(1)

In July 2013, our Board of Directors authorized a new program for the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will expire in July 2016.  This new program replaced a prior similar program that expired in July 2013.  We did not repurchase any shares of common stock under the new repurchase program during the quarter ended September 30, 2013.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 452 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in September 2013.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes which appear in “Item 8 – Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands except per share amounts)
Net sales (1)	$1,935,976	$1,865,627	$1,711,702	$1,457,030	$1,430,125
Net Earnings:
Net earnings attributable to Woodward (1)(2)(3)(4)	145,942	141,589	132,235	110,844	94,352
Net earnings attributable to noncontrolling interests	-	-	-	318	64
Earnings per share attributable to Woodward:
Basic earnings per share attributable to Woodward	2.13	2.06	1.92	1.62	1.39
Diluted earnings per share attributable to Woodward	2.10	2.01	1.89	1.59	1.37
Cash dividends per share	0.32	0.31	0.27	0.24	0.24
Income taxes (3)	53,629	56,218	55,332	43,713	28,060
Interest expense	26,703	26,003	25,399	29,385	33,629
Interest income	273	542	534	509	1,131
Depreciation expense	37,254	35,808	40,400	40,502	37,828
Amortization expense	36,979	32,809	34,993	35,114	26,120
Capital expenditures	141,600	64,900	48,255	28,104	28,947
Weighted-average shares outstanding:
Basic shares outstanding	68,392	68,880	68,797	68,472	67,891
Diluted shares outstanding	69,602	70,307	70,140	69,864	69,103

	At September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Working capital	$544,017	$623,609	$536,936	$456,577	$434,166
Total assets	2,205,684	1,859,964	1,781,434	1,663,233	1,696,422
Long-term debt, less current portion	450,000	384,375	406,875	425,250	526,771
Total debt	550,000	392,204	425,249	465,842	572,340
Total liabilities	1,063,139	851,849	862,337	860,039	984,907
Stockholders’ equity	1,142,545	1,008,115	919,097	803,194	711,515
Full-time worker members	6,736	6,650	6,199	5,433	5,721

Notes:

1.

On December 28, 2012, Woodward acquired from GE Aviation Systems LLC (the “Seller”) substantially all of the assets and certain liabilities of the Seller's thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”).  On April 14, 2011, Woodward acquired Integral Drive Systems AG and its European companies, including their respective holding companies (“IDS”), and the assets of IDS’ business in China (together, the “IDS Acquisition”).  On April 3, 2009, Woodward acquired HR Textron Inc. from Textron Inc., its parent company, and the United Kingdom assets and certain liabilities related to HR Textron Inc.’s business (collectively “HRT”), including its Fuel & Pneumatics (“F&P”) product line.  Woodward sold the F&P product line on August 10, 2009.  On October 3, 2008, Woodward acquired MPC Products Corp. and Techni-Core, Inc.

2.

In the third quarter of fiscal year 2013, Woodward recorded a specific charge of $15,707 related to the alignment of its renewable power business to the economic environment and then foreseeable future.  In March 2009, Woodward recorded restructuring and other charges totaling $15,159 before taxes related to restructuring our businesses to adjust to the then current economic environment.

3.

In fiscal year 2013, Woodward recognized a tax benefit of $4,911, or $0.07 per basic and diluted share, related to the retroactive impact from fiscal year 2012 of the reinstatement of the U.S. research and experimentation credit.   In fiscal year 2011, Woodward recognized a tax benefit of $3,088, or $0.04 per basic and diluted share, related to the retroactive impact from fiscal year 2010 of the reinstatement of the U.S. research and experimentation credit.   In the third quarter of fiscal year 2009, Woodward recognized $6,416, or $0.09 per basic and diluted share, of benefit related to favorable resolutions of prior year tax matters and the completion of certain internal revaluation assessments.  In the third quarter of fiscal year 2009, Woodward recognized $4,992, or $0.07 per basic and diluted share, of benefit related to favorable resolutions of prior year tax matters.

4.

Woodward recognized $12,500 of pre-tax charges through cost of goods sold during the third quarter of fiscal year 2009 related to the purchase accounting basis step-up of inventory acquired as part of the HRT acquisition.  This was a non-cash charge which decreased earnings, net of tax, by $8,000 or $0.12 per basic and diluted share.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Woodward enhances the global quality of life and sustainability by optimizing energy use through improved efficiency and lower emissions.  We are an independent designer, manufacturer, and service provider of energy control and optimization solutions.  We design, produce and service reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments.  We have significant production and assembly facilities in the United States, Europe and Asia, and promote our products and services through our worldwide locations.

Our strategic focus is providing control solutions for the aerospace and energy markets.  The precise and efficient control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets we serve.    Our customers look to us to optimize the efficiency, emissions and operation of power equipment in both commercial and defense operations.  Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems.  We focus primarily on serving OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.  We also provide aftermarket repair, replacement and other service support for our installed products.

Our components and integrated systems optimize performance of commercial aircraft, defense aircraft, ground vehicles and other equipment, gas and steam turbines, wind turbines, including converters and power grid related equipment, industrial diesel, gas, alternative and dual fuel reciprocating engines, and electrical power systems.  Our innovative fluid energy, combustion control, electrical energy, and motion control systems help our customers offer more cost-effective, cleaner, and more reliable equipment.

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

Purchase accounting

During the first quarter of fiscal year 2013, we completed the Duarte Acquisition for an aggregate purchase price of $200,000.  The acquisition was completed on December 28, 2012, and, based on preliminary purchase adjustments, we paid cash at closing in the amount of $198,900.  The purchase price remains subject to certain additional customary post-closing adjustments.  During the third quarter of fiscal year 2011, we completed the IDS Acquisition and paid cash at closing of $48,412.  For more information on the Duarte Acquisition and the IDS Acquisition see Note 4, Business acquisitions, in the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data.”

Assigning fair values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions.  While the ultimate responsibility resides with management, for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and postretirement benefit plan assets and liabilities.

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased.  This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate.  Management projects revenue growth rates, earnings margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment.  We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired.  There was no impairment or change in useful lives recognized on other intangible assets acquired in fiscal years 2013, 2012 or 2011.

Estimated values for acquired property, plant and equipment are based on current market values and replacement costs of similar assets.  Estimated values for inventory acquired is subject to reliable estimates, as of the acquisition date, of future sales volumes, replacement costs, costs of selling effort, anticipated selling prices, normal profit margins, the percent complete, and costs to complete work-in-process inventory.  Estimated values for accounts receivable are subject to reliable estimates of collectability.

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

The carrying value of inventory was $431,744 and $398,229 at September 30, 2013 and September 30, 2012, respectively.  If economic conditions, customer product requirements, or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary.  We attempt to maintain inventory quantities at levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Postretirement benefits

The Company provides various benefits to certain employees through defined benefit pension plans and other postretirement benefit plans.  A September 30 measurement date is utilized to value plan assets and obligations for all Woodward defined benefit pension and other postretirement benefit plans.  For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions, including anticipated discount rates, rates of compensation increases, long-term return on defined benefit plan investments, and anticipated healthcare cost increases.  Based on these actuarial assumptions, at September 30, 2013, our recorded liabilities included $248 for underfunded defined benefit pension plans and $28,996 for unfunded other postretirement benefit plans.  Changes in net periodic expense or the amounts of recorded liabilities may occur in the future due to changes in these assumptions.

Estimates of the value of postretirement benefit obligations, and related net periodic benefits expense, are dependent on actuarial assumptions, including future interest rates, compensation rates, healthcare cost trends, and returns on defined benefit plan investments.

It should be noted that economic factors and conditions often affect multiple assumptions simultaneously, and the effects of changes in assumptions are not necessarily linear due to factors such as the 10% corridor applied to the larger of the postretirement benefit obligation or the fair market value of plan assets used to determine the amortization of actuarial net gains or losses.

Primary actuarial assumptions for our defined benefit pension plans were determined as follows:

•

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In the United States, we used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding.  Beginning in fiscal year 2012, we refined our existing estimation process for determining the discount rates in the United Kingdom and Japan and used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable, AA-rated bonds for each jurisdiction.  In fiscal year 2011, we used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark in the United Kingdom, and we used Standard & Poors AA-rated corporate bond yields (applicable for bonds over 10 years) as the benchmark in Japan.  In Switzerland, we used high quality swap rates plus a credit spread of 0.20%, 0.46% and 0.36%, in fiscal years 2013, 2012 and 2011, respectively, as high quality swaps are available in Switzerland at various durations and trade at higher volumes than bonds.  Our assumed rates do not differ significantly from any of these benchmarks.  These rates are sensitive to changes in interest rates.

•

	Change In Discount Rate
	1% increase	1% decrease
Defined benefit pension benefits:
2014 Net Periodic Benefit Cost	$(1,136)	$1,933
2014 Projected Service and Interest Costs	(260)	138
Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2013	(25,230)	30,991

•	Compensation increase assumptions are based upon historical experience and anticipated future management actions. An increase in the rate would increase our obligation and expense.
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

	Change In Rate of Return on Plan Assets
	0.5% increase	0.5% decrease
Defined benefit pension benefits:
2014 Net Periodic Benefit Cost	$(944)	$944

Primary actuarial assumptions for our other postretirement benefit plans were determined as follows:

•

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In the United States, we used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding.  Beginning in fiscal year 2012, we refined our existing estimation process for determining the discount rates in the United Kingdom and used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable, AA-rated bonds.  In fiscal year 2011, we used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark in the United Kingdom.  Our assumed rate did not differ significantly from this benchmark.  These rates are sensitive to changes in interest rates.

	Change In Discount Rate
	1% increase	1% decrease
Other postretirement benefits:
2014 Net Periodic Benefit Cost	$(83)	$96
2014 Projected Service and Interest Costs	134	(164)
Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2013	(2,266)	2,625

•

The assumed health care trend rate represents the rate at which health care costs are assumed to increase and is based on historical and expected experience.  Changes in our projections of future health care costs due to general economic conditions and those specific to health care (e.g., technology driven cost changes) will impact this trend rate.

	1% increase	1% decrease
Effect on projected fiscal year 2014 service and interest cost	$141	$(124)
Effect on accumulated postretirement benefit obligation at September 30, 2013	2,620	(2,303)

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

Reviews for impairment of goodwill

At September 30, 2013, we had $551,624 of goodwill, representing 25% of our total assets.  At September 30, 2012, we had $461,374 of goodwill, representing 25% of our total assets.  Goodwill is tested for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, we sometimes aggregate components of a single operating segment into a reporting unit, if appropriate.   For purposes of performing the impairment tests, we identify reporting units in accordance with U.S. GAAP.  The identification of reporting units and consideration of aggregation criteria requires management judgment.  The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with their carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, we compare the implied fair value of goodwill with its carrying amount.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.  There was no impairment charge recorded in fiscal years 2013, 2012, or 2011.

Woodward completed its annual goodwill impairment test as of July 31, 2013 during the quarter ended September 30, 2013.  At that date, Woodward determined it was appropriate to aggregate certain components of the same operating segment into a single aggregated reporting unit.  The fair value of each of Woodward’s reporting units was determined using an income approach based on a discounted cash flow method.  This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and the present value, based on the discount rate and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five or ten-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2013 impairment test were discounted using weighted-average cost of capital assumptions ranging from 8.85% to 10.32%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five or ten years of 4.25% or 4.50%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting units resulting fair values utilizing a market multiple method.

The results of Woodward’s annual goodwill impairment test performed as of July 31, 2013, indicated the estimated fair value of each reporting unit was significantly in excess of its carrying value, and accordingly, no impairment existed.  Increasing the discount rate by 20%, decreasing the growth rate by 20%, or decreasing forecasted cash flow by 20%, would also not have resulted in an impairment charge at July 31, 2013.

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

Income taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due.  The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities.  We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate.  Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals.  To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the current provision for income taxes.  The provision for income taxes includes the impact of reserve positions and changes to reserves that are considered appropriate.  As of September 30, 2013 and September 30, 2012, unrecognized gross tax benefits for which recognition has been deferred were $22,694 and $18,069, respectively.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets.  The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.  A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.  In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies.  Changes in the relevant facts can significantly impact the judgment or need for valuation allowances.   In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.  As of September 30, 2013 and September 30, 2012, our valuation allowance was $11,783 and $2,752, respectively.

Our effective tax rates differ from the U.S. statutory rate primarily due to the tax impact of foreign operations, adjustments of valuation allowances, research tax credits, state taxes, and tax audit settlements.  In addition to potential local country tax law and policy changes that could impact the provision for income taxes, management’s judgment about and intentions concerning the repatriation of foreign earnings could also significantly impact the provision for income taxes. Management reassesses its judgment regularly, taking into consideration the potential tax impacts of these judgments and intentions.

Our provision for income taxes is subject to volatility and could be affected by earnings that are different than those anticipated in countries which have lower or higher tax rates; by transfer pricing adjustments; by tax effects of share-based compensation; and/or changes in tax laws, regulations, and accounting principles, including accounting for uncertain tax positions, or interpretations thereof.  There can be no assurance that these items will remain stable over time.

In addition, we are subject to examination of our income tax returns by the relevant tax authorities in the jurisdictions in which we are subject to taxes.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.  There can be no assurance that the outcomes from these examinations will not have a significant effect on our operating results, financial condition, and cash flows.

BUSINESS ENVIRONMENT AND TRENDS

We serve the aerospace and energy markets.

Aerospace Markets

Our aerospace products are primarily used to provide propulsion, actuation and motion control systems in both commercial and defense fixed-wing aircraft and rotorcraft, as well as in weapons and defense systems.

Commercial and Civil Aircraft – In the commercial aerospace markets, global air traffic continued to grow in fiscal year 2013.  Commercial aircraft production has increased as aircraft operators continue to take delivery of more fuel efficient aircraft and retire older, less efficient aircraft.  This trend toward more fuel efficient aircraft favors our product offerings because we generally have more content on the newer generation of aircraft that recently entered or are scheduled to go into production over the next several years.  We have been awarded content on the Airbus A320neo, Bell 429, Boeing 737 MAX, 787 and 747-8, Bombardier CSeries, Comac 919, Irkut MS-21 and a variety of business jet platforms.  We continue to explore opportunities on new engine and aircraft programs that are under consideration or have been recently announced.

Defense – The defense industry is being negatively impacted by the sequestration of appropriations under the Budget Act, as well as the threat of additional budget cuts and related program delays.  Our involvement with a wide variety of defense programs in fixed-wing aircraft, rotorcraft and weapons systems has provided relative stability for our defense market sales, although the levels of future defense spending remain uncertain.  Key programs on which our deliveries have been stable or growing include the F/A-18 E/F, the F-35 (Joint Strike Fighter), and the Black Hawk and Apache helicopter programs.  We have significant motion control system content for the refueling boom on the KC-46 air tanker program, which continues in development.

We continue to explore opportunities on next generation smart weapon systems, including enhanced guided bomb and guided rocket programs, and turret controls.  Weapons programs for which we have significant sales include the JDAM guided tactical weapon system.

Aftermarket – Our commercial aftermarket business has increased as our products have been selected for new aerospace platforms and our content has increased across existing platforms.  We have experienced the strongest gains in commercial aftermarket sales related to programs like Airbus A320 and Boeing 777.  However, some legacy programs have been negatively impacted by the availability of surplus hardware from aircraft retirements (and subsequent disassembly for parts re-use) combined with increasingly tight budget control by airline maintenance departments, the result of which was somewhat slower total growth in fiscal year 2013 than had been experienced in recent years.  U.S. Government sustainment funds continue to be prioritized to defense aircraft platforms that we have content on and accordingly, our defense aftermarket has remained steady throughout this cycle.  While some major upgrades/overhaul programs executed in fiscal year 2013 contributed to a strong defense aftermarket performance, we expect fiscal year 2014 sales to be impacted by a “gap” in such programs before they resume in 2015.

Energy Markets

Our energy products are used worldwide in electric power generation and distribution systems, and to control engines and turbines in industrial, mobile and marine applications.

Industrial Turbines and Compressors – In fiscal year 2013,  segments of industrial turbine market continued to recover from the economic downturn that began in fiscal year 2009.  In addition to the increased production rates in some of our markets, we have higher content on the newer generation of turbines that deliver improved fuel efficiency and lower emissions.  We also increased market share by successfully adding customers for our product offerings.  We anticipate that long-term power needs in developed and developing regions, as well as backup power for renewable resource generators such as wind turbines, should cause industrial turbine demand to continue to improve.  The aftermarket segment of the industry has been favorably impacted by service needs related to turbine installations early in the preceding decade.

As power generation demand continues to improve, turbines are expected to provide a compelling solution due to their inherent low emissions and fast permitting and construction times, along with the abundant availability of reasonably priced natural gas.  Further, gas turbines are expected to serve a critical market need in supporting renewable assets in providing fast start and load acceptance during times when renewable sources fluctuate.  OEM turbine manufacturers have been increasingly investing in new technologies focused on emissions, part load operation, start times, and fuel flexibility, all of which are technologies supported by our products.

In the oil and gas process industry, demand for industrial gas, steam turbines and compressors is expected to grow, primarily due to increased demand for reliable power.  Extraction, production, distribution and processing of oil and gas products utilize both gas and steam turbines, as well as compressors.  Increased construction of floating production storage and offloading platforms, and facilities to convert natural gas to liquid natural gas is expected to drive demand for aeroderivative, steam turbine and compressor applications.    These types of projects have long lead times, are dependent on the development of a basic level of infrastructure not currently fully developed, and require significant capital investment.

Reciprocating Engines – The economic recovery that began in fiscal year 2010 continued throughout fiscal year 2013,  albeit at a much slower pace.  We experienced increased demand for natural gas-fueled mobile and industrial equipment, but declining demand for power generation and marine engines.  Demand for small natural gas engines used in alternative fuel vehicles continued to strengthen throughout fiscal year 2013, particularly in China, Korea, and India.

The increasing demand for small and large diesel engines that had continued through fiscal year 2012 declined throughout fiscal year 2013 due to declines in the shipbuilding, mining equipment, and construction equipment industries.

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

Electrical Power Generation and Distribution – The electrical power generation markets experienced decline in fiscal year 2013 due to tightened credit markets and decreased global energy demand.  Slow global economic growth has reduced the stress on electrical grid infrastructure, reducing demand for power generation control and protection technologies.

Looking forward, we anticipate that tightening emissions requirements, integration of renewable energy sources into the grid, and increased global energy demand will drive new opportunities for advanced control and protection solutions.

RESULTS OF OPERATIONS

Non-U.S. GAAP Financial Measures

EBIT, Adjusted EBIT, EBITDA, Adjusted earnings per share, and free cash flow

Earnings before interest and taxes  (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBIT, adjusted earnings per diluted share, Energy segment net sales without the renewable power business, Energy segment earnings without the renewable power business, and free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP.

Earnings based non-U.S. GAAP financial measures

Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements may not fluctuate with operating results.   Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. Securities analysts, investors and others frequently use EBIT and EBITDA in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets subject to amortization.

EBIT and EBITDA for the fiscal years ended September 30, 2013, September 30, 2012 and September 30, 2011  were as follows:

	Year Ended September 30,
	2013	2012	2011
Net earnings	$145,942	$141,589	$132,235
Income taxes	53,629	56,218	55,332
Interest expense	26,703	26,003	25,399
Interest income	(273)	(542)	(534)
EBIT	226,001	223,268	212,432
Amortization of intangible assets	36,979	32,809	34,993
Depreciation expense	37,254	35,808	40,400
EBITDA	$300,234	$291,885	$287,825

Management uses adjusted EBIT to evaluate Woodward’s performance without specific charges of $15,707 related to its renewable power business.  During the third quarter of fiscal year 2013, Woodward made a decision to align its renewable power business appropriately for the current environment and foreseeable future, through revaluation of its assets and liabilities, including workforce management actions, which resulted in charges to earnings totaling $15,707.  Management does not consider these specific charges usual operating results and, therefore, they have been excluded for prior year comparative purposes.  As management believes adjusted EBIT provides more comparable year over year information, we have included this non-U.S. GAAP measure in this “Management’s Discussion and Analysis” to provide insight to securities analysts, investors, and others into how our management views our current financial condition and results of operations.

Adjusted EBIT for the fiscal years ended September 30, 2013, September 30, 2012 and September 30, 2011 were as follows:

	Year Ended September 30,
	2013	2012	2011
Net earnings	$145,942	$141,589	132,235
Income taxes	53,629	56,218	55,332
Interest expense	26,703	26,003	25,399
Interest income	(273)	(542)	(534)
EBIT	226,001	223,268	212,432
Renewable power business specific charges	15,707	-	-
Adjusted EBIT	$241,708	$223,268	$212,432

Management uses adjusted earnings per diluted share to evaluate Woodward’s performance without the specific charges of $15,707, or $0.17 per diluted share, related to its renewable power business and the favorable $0.07 per diluted share impact of the fiscal year 2012 retroactive portion of the reinstatement of the U.S. research and experimentation credit under the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”).  Management does not consider these specific charges and the favorable impact of the fiscal year 2012 portion of the reinstatement of the U.S. research and experimentation credit usual operating results and therefore they have been excluded for prior year comparative purposes.  As management believes adjusted earnings per share provides more comparable year over year information, we have included this non-U.S. GAAP measure in this “Management’s Discussion and Analysis” to provide insight to securities analysts, investors, and others into how our management views our current financial condition and results of operations.

Adjusted earnings per share for the fiscal years ended September 30, 2013, September 30, 2012 and September 30, 2011 were as follows:

	Year Ended September 30,
	2013	2012	2011
Earnings per diluted share	$2.10	$2.01	$1.89
Renewable power business specific charges	0.17	-	-
Impact of the fiscal 2012 retroactive portion of the reinstatement of the
U.S. research and experimentation tax credit	(0.07)	-	-
Adjusted earnings per diluted share	$2.20	$2.01	$1.89

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

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined as net cash flows provided by operating activities less payments for property, plant and equipment, in reviewing the financial performance of Woodward’s various business groups and evaluating cash levels.  Securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  The use of this non-U.S. GAAP financial measure is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.  Our calculation of free cash flow may differ from similarly titled measures used by other companies, limiting its usefulness as a comparative measure.

Free cash flow for the fiscal years ended September 30, 2013, September 30, 2012 and September 30, 2011 were as follows:

	Year Ended September 30,
	2013	2012	2011
Net cash provided by operating activities	$222,592	$144,113	$114,623
Payments for property, plant and equipment	(141,600)	(64,900)	(48,255)
Free cash flow	$80,992	$79,213	$66,368

Operational Highlights

Net sales for fiscal year 2013 increased 3.8% to $1,935,976 from $1,865,627 for fiscal year 2012.

EBIT increased $2,733, or 1.2%, to $226,001 in fiscal year 2013 compared to $223,268 for fiscal year 2012.

Net earnings increased by 3.1% for fiscal year 2013 to $145,942, or $2.10 per diluted share, from $141,589, or $2.01 per diluted share, in fiscal year 2012.

The third quarter of fiscal year 2013 included specific charges of $15,707, or $0.17 per diluted share, related to our renewable power business.  Uncertainty with respect to U.S. and other government renewable power incentives and economic factors associated with alternative energy sources resulted in significant overcapacity and financial distress in the renewable power industry.  As a result, we made a decision to align our renewable power business appropriately for the environment and then foreseeable future, through revaluation of its assets and liabilities, including workforce management actions.

On December 27, 2012, Woodward entered into a definitive asset purchase agreement with GE Aviation Systems LLC (the “Seller”) and General Electric Company for the acquisition of substantially all of the assets and certain liabilities related to the Seller’s thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”) for an aggregate purchase price of $200,000.  The sale was completed on December 28, 2012, and, based on preliminary purchase adjustments, we paid cash at closing in the amount of $198,900.

The Duarte Business develops and manufactures motion control technologies and platforms, more specifically thrust reverser actuation systems.  The Duarte Business serves customers such as Airbus, Boeing, General Electric, Safran and the U.S. Government.  Its products are used primarily on commercial aircraft, such as the Boeing 737, 747 and 777, and the Airbus A320.  The Duarte Business is being integrated into Woodward’s Aerospace segment and has been included in our operating results since the acquisition.  The Duarte Business was slightly accretive to net earnings in fiscal year 2013.

Liquidity Highlights

Net cash provided by operating activities for fiscal year 2013 was $222,592 compared to $144,113 for fiscal year 2012.  Accounts receivable utilized $9,774 of cash in fiscal year 2013 compared to $59,061 of cash utilized in fiscal year 2012, accounting for the majority of the change.  The amount of cash utilized for accounts receivable in fiscal year 2013 reflects a slight increase in accounts receivable in fiscal year 2013 as compared to fiscal year 2012.  The higher utilization in fiscal year 2012 reflects the significant increase in accounts receivable in fiscal year 2012 when compared to fiscal year 2011 due to higher sales in fiscal year 2012 as compared to fiscal year 2011.  The increase in operating cash flows was also attributable to operational improvements, which lowered inventory requirements in fiscal year 2013.  Inventory utilized $1,485 of cash in fiscal year 2013 compared to $18,702 of cash utilized in fiscal year 2012.

Free cash flow for fiscal year 2013 was $80,992 compared to $79,213 for fiscal year 2012.

EBITDA increased by $8,349 to $300,234 for fiscal year 2013 from $291,885 for fiscal year 2012.

On July 10, 2013, we terminated the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) and entered into a new revolving credit agreement (the “Revolving Credit Agreement”) between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent.  The Revolving Credit Agreement matures in July 2018.  As compared to the Third Amended and Restated Credit Agreement, the borrowing capacity under the Revolving Credit Agreement increased from $400,000 to $600,000.  Subject to lenders’ participation, we have the option to expand the commitment $200,000, for a total borrowing capacity of up to $800,000, under the Revolving Credit Agreement.

During the second quarter of fiscal year 2013, the term loan credit agreement that we entered into in October 2008, which had a balance of $40,000 at December 31, 2012, was repaid and terminated, without penalty, and the remaining balance of unamortized debt issuance costs of $128 were written off to interest expense.

In connection with the acquisition of the Duarte Business on December 21, 2012, we entered into a 364 day, uncommitted line of credit with JPMorgan Chase Bank, N.A. (the “Line of Credit”).  The Line of Credit provides for unsecured loans of up to $200,000 on a revolving basis.  At Woodward’s option, loans made under the Line of Credit bear interest at a floating rate based on either the prime rate or an adjusted London Interbank Rate (“LIBOR”).  The Line of Credit extends through December 20, 2013.  There was $200,000 outstanding on the Line of Credit as of September 30, 2013.

At September 30, 2013, we held $48,556 in cash and cash equivalents, and had total outstanding debt of $550,000.  At September 30, 2013, under our Revolving Credit Agreement, we had additional borrowing availability of $595,486, net of outstanding letters of credit.  On September 30, 2013, we had additional borrowing capacity of $28,227 under our Chinese credit facility, various foreign lines of credit, and foreign overdraft facilities.

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Year Ended September 30,
	2013		2012		2011
		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$1,935,976	100%	$1,865,627	100%	$1,711,702	100%
Costs and expenses:
Cost of goods sold	1,376,271	71.1	1,303,344	69.9	1,198,153	70.0
Selling, general, and administrative expenses	168,097	8.7	164,512	8.8	148,903	8.7
Research and development costs	130,250	6.7	143,274	7.7	115,633	6.8
Amortization of intangible assets	36,979	1.9	32,809	1.8	34,993	2.0
Interest expense	26,703	1.4	26,003	1.4	25,399	1.5
Interest income	(273)	(0.0)	(542)	(0.0)	(534)	(0.0)
Other (income) expense, net	(1,622)	(0.1)	(1,580)	(0.1)	1,588	0.1
Total costs and expenses	1,736,405	89.7	1,667,820	89.4	1,524,135	89.0
Earnings before income taxes	199,571	10.3	197,807	10.6	187,567	11.0
Income tax expense	53,629	2.8	56,218	3.0	55,332	3.2
Net earnings	$145,942	7.5	$141,589	7.6	$132,235	7.7

Other select financial data:

	September 30,	September 30,
	2013	2012
Working capital	$544,017	$623,609
Short-term borrowings	-	329
Total debt	550,000	392,204
Total stockholders' equity	1,142,545	1,008,115

2013 RESULTS OF OPERATIONS

2013 Sales Compared to 2012

Consolidated net sales increased 3.8% from $1,865,627 in fiscal year 2012 to $1,935,976 in fiscal year 2013.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended September 30, 2012	$1,865,627
Aerospace organic volume	35,282
Energy volume	(96,538)
Price and sales mix	24,254
Duarte Business acquisition	111,261
Effects of changes in foreign currency rates	(3,910)
Consolidated net sales for the period ended September 30, 2013	$1,935,976

The increase in net sales for fiscal year 2013 was primarily attributable to the Duarte Business acquisition, increased volumes in our Aerospace segment due to increased commercial OEM and defense aftermarket sales, partially offset by decreased volumes in our Energy segment attributable to significantly lower wind turbine converter sales.  Wind turbine converter sales through our renewable power business were higher in the prior fiscal year due to accelerated ordering by our customers in an effort to take advantage of the then-expiring government incentives and to comply with various renewable energy mandates.  The balance of the decline in wind turbine converter sales in the current year reflects general uncertainty with respect to investments in large wind projects.

Price changes:    Increases in selling prices were driven primarily by our Aerospace segment markets.  Selling prices in the Energy segment also increased due to standard business practice in response to inflationary increases in production and material costs.

Foreign currency exchange rates:  During the fiscal year ended September 30, 2013, our net sales were negatively impacted by $3,910 due to unfavorable fluctuations in foreign currency exchange rates, compared to the same period of fiscal year 2012.

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

2013 Costs and Expenses Compared to 2012

Cost of goods sold increased by $72,927 to $1,376,271 or 71.1% of net sales, for fiscal year 2013 from $1,303,344, or 69.9% of net sales, for 2012.  Gross margins (as measured by net sales less cost of goods sold, divided by net sales) were 28.9% for fiscal year 2013 and 30.1% for fiscal year 2012.  The decrease in gross margin in fiscal year 2013 as compared to fiscal year 2012 is attributable to the decreased volume in our Energy segment, mostly due to reduced wind turbine converter sales volumes and the loss of related fixed cost leverage, as well as charges of $8,300 associated with a portion of the specific charges in the third quarter of fiscal year 2013 related to the renewable power business within the Energy segment, partially offset by the effects of increased volume in our Aerospace segment, favorable product mix and improved operational performance.

Selling, general, and administrative expenses increased by $3,585 or 2.2%, to $168,097 for fiscal year 2013 as compared to $164,512 for fiscal year 2012.    Selling, general and administrative expenses increased as a percentage of net sales to 8.7% for fiscal year 2013 as compared to 8.8% for fiscal year 2012.  The increase in expenses was primarily related to charges of $7,407 associated with a portion of the specific charges in the third quarter of the current fiscal year related to our renewable power business within the Energy segment.  In addition, fiscal year 2013 selling, general, and administrative expenses included approximately $1,944 of transaction costs related to the Duarte Acquisition as well as a general increase in expenses related to the Duarte Business.    These increases were partially offset by decreased bad debt expenses in fiscal year 2013 as compared to fiscal year 2012.  Fiscal year 2012 expense included charges related to the bankruptcies of several airlines and the credit issues of some of our renewable power customers that did not recur in fiscal year 2013.  We believe at this time that we have no exposure to significant future losses related to these issues.

Research and development costs decreased by $13,024, or 9.1%, to $130,250 for fiscal year 2013 as compared to $143,274 for fiscal year 2012.  Research and development costs decreased as a percentage of net sales to 6.7% for fiscal year 2013 as compared to 7.7% for fiscal year 2012.  Research and development costs decreased primarily due to the completion of development of certain programs and related decreases of materials purchases.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development as programs continue.

Amortization of intangible assets increased to $36,979 for fiscal year 2013 compared to $32,809 for fiscal year 2012.  As a percentage of net sales, amortization of intangible assets increased to 1.9% for fiscal year 2013 as compared to 1.8% fiscal year 2012.

Interest expense increased to $26,703, or 1.4% of net sales, for fiscal year 2013 compared to $26,003, or 1.4% of net sales, for fiscal year 2012.

Income taxes were provided at an effective rate on earnings before income taxes of 26.9% for fiscal year 2013 compared to 28.4% for fiscal year 2012.    The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

Effective tax rate at September 30, 2012	28.4%
Extension of research credit recorded in fiscal 2013	(4.8)
Taxes on international activities	1.6
Other changes, net	1.7
Effective tax rate at September 30, 2013	26.9%

On January 2, 2013, the Taxpayer Relief Act was enacted, which retroactively extended the U.S. research and experimentation tax credit through December 31, 2013.  As a result, income taxes for fiscal year 2013 included a net expense reduction related to the extension of the U.S. research and experimentation tax credit pursuant to the Taxpayer Relief Act, including the fiscal year 2012 retroactive portion of the extension.

During the second quarter of fiscal year 2012, we re-evaluated our strategic alternatives in various international markets and determined that a portion of the undistributed earnings of certain of our foreign subsidiaries that were previously expected to be repatriated to the United States within the foreseeable future will remain indefinitely invested outside the United States to support the growth of future foreign operations.  We accordingly reversed the deferred tax liability associated with repatriating those earnings, which resulted in a tax benefit of $3,326 for fiscal year 2012.  This item is included in the “Taxes on international activities” line in the rate reconciliation above.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Consolidated Balance Sheet was $22,694 at September 30, 2013 and $18,069 at September 30, 2012.  At September 30, 2013, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $17,838.  At this time, we estimate it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $565 in the next twelve months due primarily to the expiration of certain statutes of limitations.  We accrue for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of $2,066 as of September 30, 2013 and $1,701 as of September 30, 2012.

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  With a few exceptions, Woodward’s fiscal years remaining open to examination in the U.S.

include fiscal years 2010 and thereafter, and fiscal years remaining open to examination in significant foreign jurisdictions include 2005 and thereafter.

SEGMENT RESULTS

The following table presents sales by segment:

	Year Ended September 30,
	2013		2012		2011
Net sales:
Aerospace	$1,061,477	54.8%	$896,083	48.0%	$843,032	49.3%
Energy	874,499	45.2	969,544	52.0	868,670	50.7
Consolidated net sales	$1,935,976	100.0%	$1,865,627	100.0%	$1,711,702	100.0%

The following table presents earnings by segment:

	Year Ended September 30,
	2013	2012	2011
Aerospace	$166,122	$130,192	$129,502
Energy	98,940	126,441	113,872
Total segment earnings	265,062	256,633	243,374
Nonsegment expenses	(39,061)	(33,365)	(30,942)
Interest expense, net	(26,430)	(25,461)	(24,865)
Consolidated earnings before income taxes	199,571	197,807	187,567
Income tax expense	53,629	56,218	55,332
Consolidated net earnings	$145,942	$141,589	$132,235

The following table presents earnings by segment as a percent of segment net sales:

	Year Ended September 30,
	2013	2012	2011
Aerospace	15.7%	14.5%	15.4%
Energy	11.3	13.0	13.1

2013 Segment Results Compared to 2012

Aerospace

Aerospace segment net sales increased $165,394, or 18.5%, to $1,061,477 for fiscal year 2013 from $896,083 for fiscal year 2012. Segment net sales excluding the Duarte Business were $950,216 for fiscal year 2013.  Organic segment sales for fiscal year 2013 were higher compared to fiscal year 2012, driven primarily by defense aftermarket sales and commercial OEM sales.

Defense aftermarket spare parts and repair sales were up significantly, particularly due to increases related to sales for rotorcraft programs.  Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on improved airline demand and new product introduction.

During our second quarter of fiscal year 2013, the sequestration of U.S. federal government appropriations took effect under the Budget Act.  The effect on our fiscal year 2013 results was limited, as we saw strong defense aftermarket sales and slightly lower OEM defense sales.  We expect that the impact of this action will take months to be clarified, as specific sequestration impacts are still undefined and the possibility of future reductions in defense spending remain.  We will continue to monitor any potential long-term effects of the Budget Act on our business.

Aerospace segment earnings increased by $35,930, or 27.6%, to $166,122 for fiscal year 2013 compared to fiscal year 2012 due to the following:

Earnings at September 30, 2012	$130,192
Sales volume	21,341
Price and sales mix	6,540
Research and development expense	6,339
Other, net	1,710
Earnings at September 30, 2013	$166,122

Segment earnings as a percentage of sales increased to 15.7%  in  fiscal year 2013 compared to 14.5% for fiscal year 2012.  The increase in Aerospace segment earnings in fiscal year 2013 compared to fiscal year 2012 was primarily the result of sales volume increases, the effects of increased selling prices and favorable mix, and decreased investment in research and development.

Energy

The following table presents the Energy segment’s external net sales and earnings excluding the results of and charges related to the renewable power business.

	Year Ended September 30,
	2013	2012
External net sales:
Energy segment net sales	$874,499	$969,544
Less: Renewable power business segment net sales	117,086	210,629
Energy segment net sales without the renewable power business	$757,413	$758,915
Segment earnings:
Energy segment earnings	$98,940	$126,441
Less: Renewable power business segment earnings	(5,520)	13,901
Renewable power business specific charges	(15,707)	-
Energy segment earnings without the renewable power business	$120,167	$112,540
Segment earnings as a percent of sales:
Energy	11.3%	13.0%
Energy without the renewable power business	15.9%	14.8%

Uncertainty with respect to U.S. and other government renewable power incentives and economic factors associated with alternate energy sources have resulted in significant overcapacity and financial distress in the renewable power industry.  As a result, in the third quarter of fiscal year 2013, we made a decision to align our renewable power business appropriately for the environment and then foreseeable future, through revaluation of its assets and liabilities, including workforce management actions.  Although we have changed the alignment of our internal cost structure, including re-evaluating certain markets, we will continue to support our existing customers and strategically pursue future opportunities within the renewable power business.

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

Energy segment net sales decreased $95,045, or 9.8%, to $874,499 for fiscal year 2013 from $969,544 for fiscal year 2012.  Excluding the renewable power business sales for all periods, Energy segment net sales for fiscal year 2013 would have been comparable to fiscal year 2012.

Wind turbine converter sales for fiscal year 2013 declined approximately $95,000 as compared to fiscal year 2012.  Wind turbine converter sales were higher in fiscal year 2012 partially due to accelerated ordering by our customers in an effort to take advantage of the then expiring government incentives and to comply with various renewable energy mandates.  The balance of the decline in wind turbine converter sales in fiscal year 2013 was unanticipated and reflected general uncertainty with respect to investments in large wind projects due to the volatility of government incentives, economic uncertainty and overcapacity in the market.

The Taxpayer Relief Act extends the wind tax credit for projects that begin construction in calendar year 2013.  Due to the lengthy planning and ordering cycle involved in these wind turbine projects, the effect of this legislation on our sales in fiscal year 2013 was not material.

Strong sales of compressed natural gas systems and aero-derivative gas turbine systems were offset by softness in other reciprocating engine and heavy-frame industrial turbine systems sales.  Other reciprocating engine and heavy-frame industrial turbine systems sales were negatively impacted by weaker economic conditions, outside of the United States, in the global economy.  Growth in shipbuilding, petrochemical plants and heavy frame turbines, where long lead times and significant investments are required, did not materialize as anticipated due to the continuing economic conditions.

Energy segment earnings decreased by $27,501, or 21.8%, to $98,940 for fiscal year 2013 as compared to fiscal year 2012 due to the following:

Earnings at September 30, 2012	$126,441
Sales volume	(39,635)
Price and sales mix	23,873
Specific charges related to the renewable power business	(15,707)
Research and development expense	4,616
Effects of changes in foreign currency rates	(3,099)
Other, net	2,451
Earnings at September 30, 2013	$98,940

Segment earnings as a percentage of sales decreased to 11.3%  in  fiscal year 2013 compared to 13.0% for fiscal year 2012.    The decrease in the Energy segment earnings for fiscal year 2013 as compared to fiscal year 2012 was driven primarily by $15,707 of specific charges, as well as decreased volumes and the loss of related fixed cost leverage, related to our renewable power business.  This was partially offset by the effects of selling prices and favorable product mix and reduced research and development expense.  Foreign currency exchange rates had an unfavorable impact of $3,099 for fiscal year 2013 compared to fiscal year 2012.

Excluding the specific charges in fiscal year 2013 and the operations of the renewable power business for all periods, segment earnings were $120,167 for fiscal year 2013 compared to $112,540 for fiscal year 2012.  Excluding the specific charges in fiscal year 2013 and the operations of the renewable power business for all periods, earnings as a percentage of sales were 15.9% for fiscal year 2013 compared to 14.8% for fiscal year 2012.  The increase in segment earnings excluding the specific charges and operations of the renewable power business was due to the effects of selling prices and favorable product mix and reduced research and development expense.

Nonsegment expenses

Nonsegment expenses for fiscal year 2013 increased to $39,061, or 2.0% of net sales, compared to $33,365, or 1.8% of net sales, for fiscal year 2012.  The increase in nonsegment expenses as a percent of net sales for fiscal year 2013 is primarily attributable to costs of $1,944 associated with the acquisition of the Duarte Business.

2012 RESULTS OF OPERATIONS

2012 Sales Compared to 2011

Consolidated net sales increased 9.0% from $1,711,702 in fiscal year 2011 to $1,865,627 in fiscal year 2012.

Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended September 30, 2011	$1,711,702
Aerospace segment volume	33,678
Energy segment volume	119,979
Price and sales mix	21,078
Effects of changes in foreign currency rates	(20,810)
Consolidated net sales for the period ended September 30, 2012	$1,865,627

The increase in net sales in fiscal year 2012 was primarily attributable to sales volume increases in our Energy segment. Inverters for wind turbines, control systems for small and large natural gas engines, and industrial gas turbines were leading contributors to increased sales in our Energy segment. Increased sales within our Aerospace segment in fiscal year 2012 were primarily attributable to strong defense and commercial aftermarket and commercial OEM sales, along with increased OEM defense sales.

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

2012 Costs and Expenses Compared to 2011

Variable compensation expense, which is tied to relative financial and operating performance, can vary significantly from fiscal year-to-year. During fiscal year 2012, variable compensation expense decreased $7,776 as compared to fiscal year 2011 and has impacted cost of goods sold, selling, general and administrative expenses, and research and development costs.

Cost of goods sold increased by $105,191 to $1,303,344, or 69.9% of net sales, for fiscal year 2012 from $1,198,153, or 70.0% of net sales, for fiscal year 2011. Gross margin (as measured by net sales less cost of goods sold, divided by net sales) of 30.1% for fiscal year 2012 was consistent with the same period of the prior fiscal year’s gross margin of 30.0%.

Selling, general, and administrative expenses increased by $15,609, or 10.5%, to $164,512 for fiscal year 2012 as compared to $148,903 for fiscal year 2011 primarily as a result of increases in costs to support our current operations and anticipated sales growth. In addition, bad debt expense increased by approximately $3,200 in fiscal year 2012 in response to the bankruptcies of several airlines and the issues of some of our renewable power customers. Selling, general and administrative expenses as a percentage of net sales was 8.8% for fiscal year 2012, consistent with 8.7% for fiscal year 2011. Included in selling, general and administrative expenses for fiscal year 2011 was approximately $2,396, related to the acquisition of IDS.

Research and development costs increased by $27,641, or 23.9%, to $143,274 for fiscal year 2012 as compared to $115,633 for the same period of fiscal year 2011. Research and development costs increased as a percentage of net sales to 7.7% for fiscal year 2012 as compared to 6.8% for fiscal year 2011. The increase in research and development costs was due to increased investment within our Aerospace segment in product development as a result of our being awarded a substantial number of significant new system programs.

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

Income taxes were provided at an effective rate on earnings before income taxes of 28.4% for fiscal year 2012 compared to 29.5% for fiscal year 2011. The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

Effective tax rate at September 30, 2011	29.5%
Retroactive extension of research credit recorded in fiscal 2011	2.1
Research credit in fiscal 2012 as compared to fiscal 2011	1.9
Adjustment of prior period tax items recorded in the period ending September 30, 2012	(1.5)
Adjustment of prior period tax items recorded in the period ending September 30, 2011	0.3
Taxes on international activities	(3.0)
State income taxes, net of federal benefit	(0.7)
Other changes, net	(0.2)
Effective tax rate at September 30, 2012	28.4%

During the second quarter of fiscal year 2012, we re-evaluated our strategic alternatives in various international markets and determined that a portion of the undistributed earnings of certain of our foreign subsidiaries that were previously expected to be repatriated into the United States within the foreseeable future will remain indefinitely invested outside the United States. We accordingly reversed the deferred tax liability associated with repatriating those earnings, resulting in a tax benefit of $3,326 for fiscal year 2012. This item is included in the “Taxes on international activities” line in the rate reconciliation above.

On December 17, 2010, legislation was enacted that retroactively extended the U.S. research tax credit, which had expired as of December 31, 2009. As a result of this extension, fiscal year 2011 included the effect of recognizing a tax benefit of $3,088 related to the retroactive impact to the prior year. The credit expired again on December 31, 2011.

In determining the tax amounts in our financial statements, estimates are sometimes used that are subsequently adjusted in the actual filing of tax returns or by updated calculations. Such adjustments resulted in a net tax benefit of $2,813 and $497 in fiscal years 2012 and 2011, respectively. In addition, we occasionally have resolutions of tax items with tax authorities related to prior years due to the conclusion of audits and the lapse of applicable statutes of limitations. Such resolutions and statute lapses resulted in a net tax benefit of $1,130 and $2,063 in fiscal years 2012 and 2011, respectively.  The preceding amounts are included in the “Adjustments of prior period items” lines in the above table.

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

Sales for the aerospace aftermarket continued to benefit from increased passenger air traffic and the roll out of new aircraft platforms on which our Aerospace products are used. Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have increased based on improved airline demand and new product introduction. In addition, the increase in sales continued to reflect recovering demand for business jets. OEM defense sales for fiscal year 2012 increased on the strength of rotocraft and fixed-wing sales, when compared to the prior fiscal year.

Aerospace segment earnings increased $690, or 0.5%, for fiscal year 2012 compared to fiscal year 2011 due to the following:

Earnings at September 30, 2011	$129,502
Sales volume	16,678
Price and sales mix	18,698
Research and development expense	(30,277)
Manufacturing costs associated with sales growth and manufacturing productivity	(7,969)
Increase in allowance for losses in accounts receivable	(2,114)
Variable compensation	4,689
Other, net	985
Earnings at September 30, 2012	$130,192

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

Energy segment earnings increased by $12,569, or 11.0%, for fiscal year 2012 as compared to fiscal year 2011 due to the following:

Earnings at September 30, 2011	$113,872
Sales volume	34,395
Price and sales mix	(11,033)
Research and development expense	27
Costs associated with sales growth and manufacturing productivity	(5,771)
Warranty costs	(2,042)
Increase in allowance for losses in accounts receivable	(2,025)
Variable compensation	3,044
Effects of changes in foreign currency rates	34
Other, net	(4,060)
Earnings at September 30, 2012	$126,441

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

LIQUIDITY AND CAPITAL RESOURCES

We believe liquidity and cash generation are important to our strategy of self-funding our ongoing operating needs.  Historically, we have been able to satisfy our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities.  We expect that cash generated from our operating activities, together with borrowings under our Revolving Credit Agreement, will be sufficient to fund our continuing operating needs, including capital expansion funding.

As of September 30, 2013, we do not believe that any potential European sovereign debt defaults would have a material adverse effect on our liquidity.  We do not have any significant direct exposure to European government receivables, and our customers do not rely heavily on European government subsidies or other government support.  We will continue to monitor our exposure to risks relating to European sovereign debt.

Our aggregate cash and cash equivalents were $48,556 and $61,829, and our working capital was $544,017 and $623,609 at September 30, 2013 and September 30, 2012, respectively.  Of the $48,556 of cash and cash equivalents held at September 30, 2013, $42,558 was held by our foreign subsidiaries.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, Woodward’s Chinese subsidiary has accepted, in settlement of certain customer accounts receivable from Chinese customers, bank drafts authorized by large, creditworthy Chinese banks.  These bank drafts represent a promise to pay the balance of the receivable at a future date, albeit under payment terms that can be longer than traditional payment terms.  At September 30, 2013 and September 30, 2012, Woodward had bank drafts of $72,954 and $40,312, respectively, recorded as accounts receivable on its consolidated balance sheets.  The increase in bank drafts is due to increased sales in our Energy segment with respect to sales of compressed natural gas systems and aero-derivative gas turbine systems in China.  Woodward only accepts bank drafts authorized by large, creditworthy banks where the credit risk associated with the bank draft is assessed to be minimal.

On October 1, 2013, we entered into a note purchase agreement (the “2013 Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.  We issued the Series G, H and I Notes on October 1, 2013 for an aggregate principal amount of

$100,000 and used the proceeds to repay all of the outstanding balance on the Series B Notes due October 1, 2013.  Under the terms of the 2013 Note Purchase Agreement, we intend to issue the Series J, K and L Notes for an additional $150,000 aggregate principal amount on November 15, 2013.  The series of notes issued under the 2013 Note Purchase Agreement have not been and will not be registered under the Securities Act of 1933 and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Holders of the notes under the 2013 Note Purchase Agreement are not entitled to any registration rights.  For further discussion of the 2013 Note Purchase Agreement, see Note 13, Long-term debt to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

 Our Revolving Credit Agreement, which we entered into on July 10, 2013, matures in July 2018 and provides a borrowing capacity of up to $600,000 with the option to increase total available borrowings to up to $800,000, subject to lenders’ participation.  In the event we are unable to generate sufficient cash flows from operating activities, we can borrow against our $600,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our stock, payments of dividends, and acquisitions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are generally reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of the Revolving Credit Agreement and our other credit facilities, see Note 12, Credit facilities and short-term borrowings, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

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

At September 30, 2013, we had total outstanding debt of $550,000, including $200,000 borrowed under the Line of Credit as discussed below, with additional borrowing availability of $595,486 under our Revolving Credit Agreement, net of outstanding letters of credit, and additional borrowing availability of $28,227 under various foreign credit facilities.

Our 2008 Term Loan, which had a balance of $40,000 at December 31, 2012, was repaid and terminated, without penalty, during the second quarter of fiscal year 2013, and the remaining balance of unamortized debt issuance costs of $128 was written off to interest expense during the quarter.

In connection with the acquisition of the Duarte Business on December 21, 2012, we entered into the Line of Credit.  The Line of Credit provides for unsecured loans to the Company of up to $200,000 on a revolving basis.  Loans made under the Line of Credit bear interest at a floating rate based, at the Company’s option, on either the prime rate or an adjusted LIBOR.  There was $200,000 outstanding on the Line of Credit as of September 30, 2013, which consisted of an adjusted LIBOR loan bearing interest at 1.06% and maturing on October 31, 2013.  Subsequently, the Company renewed the loan to extend the maturity to November 15, 2013.  Subject to lender participation, the Company may renew the loan for one additional period prior to its termination on December 20, 2013.

We have classified the $200,000 outstanding on the Line of Credit as long-term debt as of September 30, 2013 based on our intention to refinance the $200,000 using new long-term debt facilities and/or our revolving credit facility.  We currently have the ability to utilize our revolving credit facility under the Revolving Credit Agreement to finance the entire $200,000 outstanding balance, if necessary.

At September 30, 2013, we had no borrowings outstanding on our revolving credit facility under our Revolving Credit Agreement and no borrowings outstanding on our foreign credit facilities.    Short-term borrowing activity during the fiscal year ended September 30, 2013 was as follows:

Maximum daily balance during the period	$62,154
Average daily balance during the period	$27,810
Weighted average interest rate on average daily balance	2.11%

We believe we were in compliance with all our debt covenants at September 30, 2013.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

We are currently developing a second campus in the greater-Rockford, Illinois area for our Aerospace business.  This campus is intended to support the growth expected over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  We anticipate investing approximately $275,000 over the next five years in land, buildings and equipment between our two Rockford area campuses.  These investments are expected to result in future productivity gains for our existing and new business.  However, given the significance of the anticipated volumes associated with the new system platforms, we still expect our Rockford area workforce to increase substantially, by as much as 70%-90% from current levels, by the end of 2021.  We are also developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our energy business by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We anticipate investing approximately $150,000 over the next five years in land, buildings and equipment for this new campus in Colorado.

We believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities.  However, we could be adversely affected if the banks supplying our borrowing requirements refuse to honor their contractual commitments, cease lending, or declare bankruptcy.  While we believe the lending institutions participating in our credit arrangements are financially stable, recent events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty with respect to credit availability.

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

Cash Flows

	Year Ended
	September 30,
	2013	2012	2011
Net cash provided by operating activities	$222,592	$144,113	$114,623
Net cash used in investing activities	(340,042)	(64,617)	(87,140)
Net cash provided by (used in) financing activities	102,473	(90,461)	(55,979)
Effect of exchange rate changes on cash and cash equivalents	1,704	(1,745)	(2,544)
Net change in cash and cash equivalents	(13,273)	(12,710)	(31,040)
Cash and cash equivalents at beginning of period	61,829	74,539	105,579
Cash and cash equivalents at end of period	$48,556	$61,829	$74,539

2013 Cash Flows Compared to 2012

Net cash flows provided by operating activities for fiscal year 2013 was $222,592 compared to $144,113 in fiscal year 2012.  Accounts receivable utilized $9,774 of cash in fiscal year 2013 compared to $59,061 of cash utilized in fiscal year 2012, accounting for the majority of the change.  The amount of cash utilized for accounts receivable in fiscal year 2013 reflects a slight increase in accounts receivable in fiscal year 2013 as compared to fiscal year 2012.  The higher utilization in fiscal year 2012 reflects the significant increase in accounts receivable in fiscal year 2012 when compared to fiscal year 2011 due to higher sales in fiscal year 2012 as compared to fiscal year 2011.  The increase in operating cash flows was also attributable to operational improvements, which lowered inventory requirements in fiscal year 2013.  Inventory utilized $1,485 of cash in fiscal year 2013 compared to $18,702 of cash utilized in fiscal year 2012.

Net cash flows used in investing activities for fiscal year 2013 was $340,042 compared to $64,617 in fiscal year 2012.  The increase in cash used compared to the same period of the last fiscal year is due primarily to the acquisition of the Duarte Business in the first quarter of fiscal year 2013 which utilized $198,860 of cash.  In addition, payments for property, plant and equipment increased by $76,700 to $141,600 in fiscal year 2013 as compared to $64,900 in fiscal year 2012 related mainly to the devlopment of a second campus in the greater-Rockford, Illinois area, a new campus at our headquarters in Fort Collins, Colorado and the purchase of a building site in Niles, Illinois.

Net cash flows provided by financing activities for fiscal year 2013 was $102,473 compared to net cash flows used for financing activities of $90,461 for fiscal year 2012.  During fiscal year 2013, we had net short and long-term borrowings of $157,713 compared to net debt repayments of $33,091 in the prior year.  The higher borrowings in fiscal year 2013 were primarily attributable to the acquisition of the Duarte Business.  We utilized $45,754 to repurchase 1,233 shares of our common stock in fiscal year 2013, compared to $44,110 to repurchase 1,132 shares of our common stock in fiscal year 2012, under our $200,000 stock repurchase program authorized by our Board of Directors in July 2010 (the “2010 Authorization”).  In July 2013, our Board of Directors approved a new stock purchase plan, which replaces the 2010 Authorization, that authorizes the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2016 (the “2013 Authorization”).  We did not repurchase any shares of commons stock in the fourth quarter of fiscal year 2013 under with the 2010 Authorization or the 2013 Authorization.

2012 Cash Flows Compared to 2011

Net cash flows provided by operating activities for fiscal year 2012 was $144,113 compared to $114,623 in fiscal year 2011. The increase of $29,490 was primarily attributable to changes in inventory, which utilized $18,702 of cash in fiscal year 2012 compared to $76,643 of cash utilized in fiscal year 2011, partially offset by a decrease in accrued variable compensation in fiscal year 2012 and an increase in accounts receivable due to higher sales.

Net cash flows used in investing activities for fiscal year 2012 was $64,617 compared to $87,140 in fiscal year 2011. The decrease of $22,523 compared to the same period of the fiscal year 2011 was due primarily to the IDS Acquisition completed in the third quarter of fiscal 2011 utilizing net cash of $38,944. Cash paid for capital expenditures was $64,900 during fiscal year 2012, compared to $48,255 for fiscal year 2011. Cash from operations funded capital expenditures in both fiscal years.

Net cash flows used in financing activities for fiscal year 2012 was $90,461 compared to $55,979 in net cash flows used for fiscal year 2011. We utilized $44,110 to repurchase 1,132 shares of our common stock in fiscal year 2012, compared to $6,837 to repurchase 208 shares of our common stock in fiscal year 2011. In addition, during fiscal year 2012, we had net debt repayments of $33,091 compared to net debt repayments of $36,601 in fiscal year 2011. The average daily balance of borrowings in fiscal year 2012 was $31,874, which was consistent with the fiscal year 2011’s average daily balance of $32,762.

Off-Balance Sheet Arrangements and Contractual Obligations

Contractual Obligations

A summary of our consolidated contractual obligations and commitments as of September 30, 2013 is as follows:

	Year Ending September 30,
	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Long-term debt principal	$100,000	$-	$107,000	$-	$200,000	$143,000
Interest on debt obligations (1)	17,345	17,345	12,196	9,933	9,933	1,801
Operating leases	8,447	6,660	4,801	4,019	2,057	4,047
Purchase obligations (2)	287,187	20,587	150	1	-	40
Construction contractual obligation (3)	42,880	951	49	-	-	-
Other (4)	30	297	-	-	-	22,694
Total	$455,889	$45,840	$124,196	$13,953	$211,990	$171,582
(1)

Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect as of September 30, 2013.  See Note 13, Long-term debt, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further details on our long-term debt.

On October 1, 2013, we entered into the 2013 Note Purchase Agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.

We issued the Series G, H and I Notes on October 1, 2013 for an aggregate principal amount of $100,000 and intend to issue the Series J, K, and L Notes in an additional aggregate principal amount of $150,000 on November 15, 2013.  As we did not enter into the 2013 Note Purchase Agreement until after our fiscal year end, the aggregate principal amount issued and related interest payments are not included in the above table.  The principal amounts on the Series G, H, I, J, K and L Notes mature between November 15, 2020 and November 15, 2025.  For further discussion of the 2013 Note Purchase Agreement, see Note 13, Long-term debt to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

(2)

Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery, and termination liability.

(3)

Construction contractual commitments represent estimated amounts to be paid under contracts to construct a second campus in the greater-Rockford, Illinois area,  a new campus at our corporate headquarters in Fort Collins, Colorado and a new facility in Niles, Illinois.  We anticipate investing approximately $275,000, $150,000 and $50,000 over the next five years in land, buildings and equipment between our two Rockford area campuses, our new campus in Colorado and the new facility in Niles, Illinois, respectively.

(4)

The $22,694 included in other obligations in the “Thereafter” column represents our best reasonable estimate for uncertain tax positions at this time and may change in future periods, as the timing of the payments and whether such payments will actually be required cannot be reasonably estimated.

The above table does not reflect the following items:

•

Contributions to our retirement pension benefit plans, which we estimate will total approximately $3,662 in 2014.  As of September 30, 2013 our pension plans were underfunded by $248 based on projected benefit obligations.  Statutory pension contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates.

•

Contributions to our other postretirement benefit plans, which we estimate will total $3,954 in 2014.  Other postretirement contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of postretirement healthcare benefits provided for covered retirees.  As of September 30, 2013, our other postretirement benefit plans were underfunded by $28,996 based on projected benefit obligations.

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

Guarantees and letters of credit totaling approximately $5,061 were outstanding as of September 30, 2013, some of which were secured by parent guarantees from Woodward or by Woodward line of credit facilities.

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

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in our Note 2, New accounting standards, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we have exposures to interest rate risk from our long-term and short-term debt, and our postretirement benefit plans, and foreign currency exchange rate risk related to our foreign operations and foreign currency transactions.

Interest Rate Risk

Derivative instruments utilized by us are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes.  In June 2013, in connection with Woodward’s expected refinancing of current maturities on its existing long-term debt, Woodward entered into a treasury lock agreement with a notional amount of $25,000 that qualifies as a cash flow hedge under ASC Topic 815, “Derivatives and Hedging.”  The objective of this derivative instrument is to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven-year period related to the future interest payments on a portion of anticipated future debt issuances.   To manage interest rate risk related to the $400,000 of long-term debt issued in October 2008, we used a treasury lock, which locked in interest rates on the then future debt.  The treasury lock agreement was designated as a cash flow hedge against interest rate risk on a portion of the debt issued in October 2008.  Similarly, we used a LIBOR lock agreement with a notional amount of $50,000, which hedged the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of the long-term debt issued in April of 2009 in connection with the acquisition of HRT.

A portion of our long and short-term debt is sensitive to changes in interest rates.  Advances on our revolving credit facility under our Revolving Credit Agreement, which were none at September 30, 2013,  and the $200,000 outstanding on our Line of Credit, are at interest rates that fluctuate with market rates.  A hypothetical 1% increase in the assumed effective interest rates that apply to the average borrowings on our revolving credit facility in fiscal year 2013 and the $200,000 outstanding on our Line of Credit would cause our annual interest expense to increase approximately $2,234.  A hypothetical 0.25% decrease in interest rates that apply to the average borrowings on our revolving credit facility and the $200,000 outstanding on our Line of Credit, which would effectively reduce the variable component of the applicable interest rates to 0%, would decrease our annual interest expense by approximately $562.

The discount rate and future return on plan asset assumptions used to calculate the funding status of our retirement benefit plans are also sensitive to changes in interest rates.  The discount rate assumption used to value the defined benefit pension plans as of September 30, 2013 was 5.15% in the United States, 4.50% in the United Kingdom, 1.25% in Japan and 2.25% in Switzerland.  The discount rate assumption used to value the other postretirement benefit plans was 5.14%.

The following information illustrates the sensitivity of the net periodic benefit cost and the projected accumulated benefit obligation to a change in the discount rate assumed.  Amounts relating to foreign plans are translated at the spot rate on September 30, 2013.  It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in assumptions are not necessarily linear due to factors such as the 10% corridor applied to the larger of the postretirement benefit obligation or the fair market value of plan assets when determining amortization of actuarial net gains or losses.

		Increase/(Decrease) In
Assumption	Change	2014 Net Periodic Benefit Cost	2014 Projected Service and Interest Costs	Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2013
Defined benefit pension benefits:
Change in discount rate	1% increase	$(1,136)	$(260)	$(25,230)
	1% decrease	1,933	138	30,991
Other postretirement benefits:
Change in discount rate	1% increase	(83)	134	(2,266)
	1% decrease	96	(164)	2,625

Foreign Currency Exchange Rate Risk

We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which product and manufacturing costs were incurred.  The functional currencies and our purchasing and sales activities primarily include USD, Euro, CNY, JPY and GBP.  We may also be impacted by changes in the relative buying power of our customers, which may impact sales volumes either positively or negatively.  As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor.  Foreign currency exchange rate risk is reduced through the maintenance of local production facilities in the markets we serve, which we believe creates a natural hedge to our foreign currency exchange rate exposure.  For the year ended September 30, 2013, the percentages of our net sales denominated in a currency other than the USD were as follows:

Percentage of Net Sales
For the Year Ended September 30, 2013
Functional currency:
Euro	13.8%
CNY	7.8%
JPY	3.1%
GBP	1.7%
All other foreign currencies	1.4%
27.8%

Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens.  Because of the complex interrelationship of our worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.

From time to time, we will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date.  Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates.  We minimize this market risk by establishing and monitoring parameters that limit the types of, and degree to which we enter into, derivative instruments.  We enter into derivative instruments for risk management purposes only.  We do not enter into or issue derivatives for trading or speculative purposes.  As of September 30, 2013 and 2012, we had no open foreign currency exchange rate contracts and all previous derivative instruments were settled or terminated.  For more information on derivative instruments, see Note 6, Derivative instruments and hedging activities,  to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Our reported financial results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency exchange rates.  The assets and liabilities of substantially all of our subsidiaries outside the United States are translated at period end rates of exchange for each reporting period.  Earnings and cash flow statements are translated at weighted-average rates of exchange.  Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, debt covenants, and the overall value of our net assets.  In addition, we also have assets and liabilities, specifically accounts receivable, accounts payable and current inter-company receivables and payables, whose carrying amounts approximate their fair value, which are denominated in currencies other than their relevant functional currencies.  Foreign currency exchange rate risk is reduced through several means, including the invoicing of customers in the same currency as the source of the products, the prompt settlement of inter-company balances utilizing a global netting system, and limited use of foreign currency denominated debt.  We recognized net foreign currency losses of $2,738 in fiscal year 2013, losses of $480 in fiscal year 2012 and gains of $575 in fiscal year 2011 in “Selling, general, and administrative expenses” of our Consolidated Statements of Earnings related to these assets and liabilities.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Woodward, Inc.

Fort Collins, Colorado

We have audited the accompanying consolidated balance sheets of Woodward, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule listed in the index at Item 15.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Woodward, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 14, 2013

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Year Ended September 30,
	2013	2012	2011

Net sales	$1,935,976	$1,865,627	$1,711,702
Costs and expenses:
Cost of goods sold	1,376,271	1,303,344	1,198,153
Selling, general and administrative expenses	168,097	164,512	148,903
Research and development costs	130,250	143,274	115,633
Amortization of intangible assets	36,979	32,809	34,993
Interest expense	26,703	26,003	25,399
Interest income	(273)	(542)	(534)
Other (income) expense, net (Note 16)	(1,622)	(1,580)	1,588
Total costs and expenses	1,736,405	1,667,820	1,524,135
Earnings before income taxes	199,571	197,807	187,567
Income tax expense	53,629	56,218	55,332
Net earnings	$145,942	$141,589	$132,235
Earnings per share (Note 3):
Basic earnings per share	$2.13	$2.06	$1.92
Diluted earnings per share	$2.10	$2.01	$1.89

Weighted Average Common Shares Outstanding (Note 3):
Basic	68,392	68,880	68,797
Diluted	69,602	70,307	70,140
Cash dividends per share paid to Woodward common stockholders	$0.32	$0.31	$0.27

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	Year Ended September 30,
	2013	2012	2011

Net earnings	$145,942	$141,589	$132,235
Other comprehensive earnings:
Foreign currency translation adjustments	7,337	(7,291)	(2,653)
Taxes on changes on foreign currency translation adjustments	958	2,635	1,604
	8,295	(4,656)	(1,049)
Reclassification of realized losses on derivatives to earnings	171	174	229
Realized gain on cash flow hedge	507	-	-
Taxes on changes on derivative transactions	(259)	(66)	(86)
	419	108	143
Minimum retirement benefit liability adjustments (Note 18):
Net gain (loss) arising during the period	26,756	(17,960)	(3,088)
Loss due to settlement arising during the period	36	56	-
Amortization of:
Prior service benefit	(90)	(484)	(805)
Net loss	1,770	1,280	1,339
Foreign currency exchange rate changes on minimum retirement benefit liabilities	673	(171)	(376)
Taxes on changes on minimum retirement benefit liability adjustments	(11,021)	6,478	1,120
	18,124	(10,801)	(1,810)
Total comprehensive earnings	$172,780	$126,240	$129,519

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$48,556	$61,829
Accounts receivable, less allowance for losses of $8,872 and $7,217, respectively	381,065	354,386
Inventories	431,744	398,229
Income taxes receivable	14,071	7,485
Deferred income tax assets	43,027	40,277
Other current assets	38,650	41,271
Total current assets	957,113	903,477
Property, plant and equipment, net	350,048	234,505
Goodwill	551,624	461,374
Intangible assets, net	285,775	235,563
Deferred income tax assets	13,926	9,129
Other assets	47,198	15,916
Total assets	$2,205,684	$1,859,964
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$-	$329
Current portion of long-term debt	100,000	7,500
Accounts payable	145,307	124,914
Income taxes payable	7,848	14,141
Deferred income tax liabilities	800	800
Accrued liabilities	159,141	132,184
Total current liabilities	413,096	279,868
Long-term debt, less current portion	450,000	384,375
Deferred income tax liabilities	104,533	78,163
Other liabilities	95,510	109,443
Total liabilities	1,063,139	851,849
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	101,147	97,826
Accumulated other comprehensive (loss) earnings	15,115	(11,723)
Deferred compensation	4,007	4,344
Retained earnings	1,193,887	1,069,811
	1,314,262	1,160,364
Treasury stock at cost, 4,883 shares and 4,536 shares, respectively	(167,710)	(147,905)
Treasury stock held for deferred compensation, at cost, 232 shares and 276 shares, respectively	(4,007)	(4,344)
Total stockholders' equity	1,142,545	1,008,115
Total liabilities and stockholders' equity	$2,205,684	$1,859,964

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$145,942	$141,589	$132,235
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74,233	68,617	75,393
Net (gain) loss on sales of assets	(100)	16	644
Stock-based compensation	9,414	8,628	6,590
Excess tax benefits from stock-based compensation	(5,154)	(3,990)	(3,558)
Deferred income taxes	8,348	(3,730)	(10,321)
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	171	174	229
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(9,774)	(59,061)	(49,393)
Inventories	(1,485)	(18,702)	(76,643)
Accounts payable and accrued liabilities	16,062	11,688	27,679
Current income taxes	(9,020)	7,594	19,064
Retirement benefit obligations	(15,937)	801	(8,322)
Other	9,892	(9,511)	1,026
Net cash provided by operating activities	222,592	144,113	114,623
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(141,600)	(64,900)	(48,255)
Proceeds from sale of assets	418	283	59
Business acquisitions, net of cash and marketable securities acquired	(198,860)	-	(38,698)
Business acquisitions, marketable securities acquired	-	-	(8,463)
Proceeds from the sale of marketable securities	-	-	8,217
Net cash used in investing activities	(340,042)	(64,617)	(87,140)
Cash flows from financing activities:
Cash dividends paid	(21,866)	(21,351)	(18,581)
Proceeds from sales of treasury stock	8,370	6,286	2,482
Payments for repurchases of common stock	(45,754)	(44,110)	(6,837)
Excess tax benefits from stock compensation	5,154	3,990	3,558
Borrowings on revolving lines of credit and short-term borrowings	179,072	187,865	164,557
Payments on revolving lines of credit and short-term borrowings	(179,484)	(187,591)	(182,728)
Proceeds from issuance of long-term debt	200,000	-	-
Payments of long-term debt	(41,875)	(33,365)	(18,430)
Proceeds from cash flow hedge	507	-	-
Payments of debt financing costs	(1,651)	(2,185)	-
Net cash provided by (used in) financing activities	102,473	(90,461)	(55,979)
Effect of exchange rate changes on cash and cash equivalents	1,704	(1,745)	(2,544)
Net change in cash and cash equivalents	(13,273)	(12,710)	(31,040)
Cash and cash equivalents at beginning of period	61,829	74,539	105,579
Cash and cash equivalents at end of period	$48,556	$61,829	$74,539

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2010	-	72,960	(4,223)	(356)	$106	$73,915	$23,152	$(627)	$(16,183)	$6,342	$4,888	$835,919	$(113,088)	$(4,888)	$803,194
Net earnings	-	-	-	-	-	-	-	-	-	-	-	132,235	-	-	132,235
Other comprehensive income (loss), net of tax		-	-	-	-	-	(1,049)	143	(1,810)	(2,716)	-	-	-	-	(2,716)
Cash dividends	-	-	-	-	-	-	-	-	-	-	-	(18,581)	-	-	(18,581)
Purchases of Treasury Stock	-	-	(301)	-	-	-	-	-	-	-	-	-	(9,700)	-	(9,700)
Sales of Treasury Stock	-	-	452	-	-	(2,643)	-	-	-	-	-	-	7,127	-	4,484
Tax benefit attributable to exercise of stock options	-	-	-	-	-	3,558	-	-	-	-	-	-	-	-	3,558
Stock-based compensation	-	-	-	-	-	6,590	-	-	-	-	-	-	-	-	6,590
Transfer of stock to deferred compensation plan		-	2	(2)	-	33	-	-	-	-	62	-	-	(62)	33
Purchase of stock by deferred compensation plan	-	-	-	(3)	-	-	-	-	-	-	87	-	-	(87)	-
Distribution of stock from deferred compensation plan	-	-	-	46	-	-	-	-	-	-	(456)	-	-	456	-
Balances as of September 30, 2011	-	72,960	(4,070)	(315)	106	81,453	22,103	(484)	(17,993)	3,626	4,581	949,573	(115,661)	(4,581)	919,097

Net earnings	-	-	-	-	-	-	-	-	-	-	-	141,589	-	-	141,589
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(4,656)	108	(10,801)	(15,349)	-	-	-	-	(15,349)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(21,351)	-	-	(21,351)
Purchases of treasury stock	-	-	(1,132)	-	-	-	-	-	-	-	-	-	(44,110)	-	(44,110)
Sales of treasury stock	-	-	454	-	-	(1,542)	-	-	-	-	-	-	7,720	-	6,178
Common shares issued from treasury stock for benefit plans	-	-	209	-	-	5,238	-	-	-	-	-	-	4,097	-	9,335
Tax benefit attributable to exercise of stock options	-	-	-	-	-	3,990	-	-	-	-	-	-	-	-	3,990
Stock-based compensation	-	-	-	-	-	8,628	-	-	-	-	-	-	-	-	8,628
Transfer of stock to deferred compensation plan	-	-	3	(3)	-	59	-	-	-	-	108	-	49	(108)	108
Purchases of stock by deferred compensation plan	-	-	-	(2)	-	-	-	-	-	-	93	-	-	(93)	-
Distribution of stock from deferred compensation plan	-	-	-	44	-	-	-	-	-	-	(438)	-	-	438	-
Balances as of September 30, 2012	-	72,960	(4,536)	(276)	106	97,826	17,447	(376)	(28,794)	(11,723)	4,344	1,069,811	(147,905)	(4,344)	1,008,115

Net earnings	-	-	-	-	-	-	-	-	-	-	-	145,942	-	-	145,942
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	8,295	419	18,124	26,838	-	-	-	-	26,838
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(21,866)	-	-	(21,866)
Purchases of treasury stock	-	-	(1,395)	-	-	-	-	-	-	-	-	-	(51,846)	-	(51,846)
Sales of treasury stock	-	-	796	-	-	(13,194)	-	-	-	-	-	-	24,110	-	10,916
Common shares issued from treasury stock for benefit plans	-	-	250	-	-	1,923	-	-	-	-	-	-	7,857	-	9,780
Tax benefit attributable to exercise of stock options	-	-	-	-	-	5,154	-	-	-	-	-	-	-	-	5,154
Stock-based compensation	-	-	-	-	-	9,414	-	-	-	-	-	-	-	-	9,414
Transfer of stock to deferred compensation plan	-	-	2	(2)	-	24	-	-	-	-	97	-	74	(97)	98
Purchases of stock by deferred compensation plan	-	-	-	(2)	-	-	-	-	-	-	79	-	-	(79)	-
Distribution of stock from deferred compensation plan	-	-	-	48	-	-	-	-	-	-	(513)	-	-	513	-
Balances as of September 30, 2013	-	72,960	(4,883)	(232)	$106	$101,147	$25,742	$43	$(10,670)	$15,115	$4,007	$1,193,887	$(167,710)	$(4,007)	$1,142,545

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

Nature of operations

Woodward enhances the global quality of life and sustainability by optimizing energy use through improved efficiency and lower emissions.  Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions.  Woodward designs, produces and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments.  Woodward has significant production and assembly facilities in the United States, Europe and Asia, and promotes its products and services through its worldwide locations.

Woodward’s strategic focus is providing energy control and optimization solutions for the aerospace and energy markets.  The precise and efficient control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets it serves.  Woodward’s customers look to it to optimize the efficiency, emissions and operation of power equipment in both commercial and defense operations.  Woodward’s core technologies leverage well across its markets and customer applications, enabling it to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems.  Woodward focuses its solutions and services primarily on serving original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.  Woodward also provides aftermarket repair, replacement and other service support for its installed products.

Woodward’s components and integrated systems optimize performance of commercial aircraft, defense aircraft, ground vehicles and other equipment, gas and steam turbines, wind turbines, including converters and power grid related equipment, industrial diesel, gas, alternative and dual fuel reciprocating engines, and electrical power systems.  Woodward’s innovative fluid energy, combustion control, electrical energy, and motion control systems help its customers offer more cost-effective, cleaner, and more reliable equipment.

Summary of significant accounting policies

Principles of consolidation:  These Consolidated Financial Statements are prepared in accordance with U.S. GAAP and include the accounts of Woodward and its wholly and majority-owned subsidiaries.  Transactions within and between these companies are eliminated.

Use of estimates:  The preparation of the Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, at the date of the financial statements and the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures.  Significant estimates include allowances for doubtful accounts, net realizable value of inventories, cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, and contingencies. Actual results could vary materially from Woodward’s estimates.

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

The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and certain of the assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies.  Selling, general, and administrative expenses include net foreign currency losses of $2,738 in fiscal year 2013 and $480 in fiscal year 2012, and gains of $575 in fiscal year 2011.

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

Occasionally, Woodward transfers title of product to customers, but retains substantive performance obligations such as completion of product testing, customer acceptance or in some instances regulatory acceptance.  Revenue is deferred until the performance obligations are satisfied.  In addition, service revenue, which accounts for less than 1% of Woodward’s net sales, is also recognized upon completion of applicable performance obligations.

Certain Woodward products include incidental software or firmware essential to the performance of the product as designed, which are treated as units of accounting associated with the related tangible product with which the software is included.  Woodward does not sell software on a standalone basis, although software upgrades, if any, are generally paid for by the customer.

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

Stock-based compensation:  Compensation cost relating to stock-based payment awards made to employees and directors is recognized in the financial statements using a fair value method.  Non-qualified stock option awards and restricted stock awards are issued under Woodward’s stock-based compensation plans.  The cost of such awards, measured at the grant date, is based on the estimated fair value of the award.

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

Income taxes:  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Woodward’s assets, liabilities, and certain unrecognized gains and losses recorded in accumulated other comprehensive earnings.  Woodward provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings that it considers to be indefinitely invested.

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

Consistent with business practice common in China, Woodward’s Chinese subsidiary has accepted in settlement of certain customer accounts receivable from Chinese customers’ bank drafts authorized by large, creditworthy Chinese banks.  These bank drafts represent a promise to pay the balance of the receivable at a future date, albeit under payment terms that can be longer than traditional payment terms.  At September 30, 2013 and September 30, 2012, Woodward had bank drafts of $72,954 and $40,312, respectively, recorded as accounts receivable on its Consolidated Balance Sheets.  Woodward only accepts bank drafts authorized by large, creditworthy banks as to which the credit risk associated with the bank draft is assessed to be minimal.

Inventories:  Inventories are valued at the lower of cost or market, with cost being determined using methods that approximate a first-in, first-out basis.

Customer deposits are recorded against inventory when the right of offset exists.  There were no customer deposits included in inventory as of September 30, 2013 and 2012.  All other customer deposits are recorded in accrued liabilities.

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

Estimated lives over which fixed assets are generally depreciated at September 30, 2013 were as follows:

Land improvements	5	-	40	years
Buildings and improvements	5	-	40	years
Leasehold improvements	1	-	40	years
Machinery and production equipment	3	-	15	years
Computer equipment and software	2	-	10	years
Office furniture and equipment	2	-	15	years
Other	1	-	13	years

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

Goodwill:    Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, Woodward sometimes aggregates components of a single operating segment into a reporting unit, if appropriate.   The impairment tests consist of comparing the implied fair value of each reporting unit with its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.  There was no impairment charge recorded in fiscal years 2013, 2012, or 2011.

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

Estimated lives over which intangible assets are amortized at September 30, 2013 were as follows:

Customer relationships	9	-	30	years
Intellectual property	10	-	17	years
Process technology	8	-	30	years
Other	3	-	15	years

Impairment of long-lived assets:  Woodward reviews the carrying amount of its long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others.  If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying amount of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group.  If the recoverability test indicates that the carrying amount of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows.  Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.  There was no impairment charge recorded in fiscal years 2013, 2012 or 2011.

Investment in marketable equity securities:  Woodward holds marketable equity securities related to its deferred compensation program.  Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities.  The trading securities are reported at fair value, with realized gains and losses recognized in “Other (income) expense, net.” The trading securities are included in “Other assets.”  The associated obligation to provide benefits is included in “Other liabilities.”

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

Deferred compensation:  The Company maintains a deferred compensation plan, or “rabbi trust,” as part of its overall compensation package for certain employees.

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

Financial instruments:  The Company’s financial instruments include cash and cash equivalents, investments in the deferred compensation program and debt.  Because of their short-term maturity, the carrying amount of cash and cash equivalents and short-term debt approximate fair value.  The fair value of investments in the deferred compensation program are adjusted to fair value based on the quoted market prices for the investments in the various mutual funds owned.    The fair value of long-term debt is estimated based on a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt with the same maturity.  Further information on the fair value of financial instruments can be found at Note 5, Financial instruments and fair value measurements.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendments require companies to provide information about the amounts reclassified out of accumulated comprehensive income by component.  ASU 2013-02 requires a company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated comprehensive income by respective line items of net income, but only if the amount so reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012 (fiscal year 2014 for Woodward).  As the requirements of ASU 2013-02 are disclosure related only, it is not expected to have a material impact on Woodward’s Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.”  ASU 2011-08 allows companies to perform a “qualitative” assessment to determine whether or not the current two-step quantitative testing method, in which a company compares the fair value of reporting units to its carrying amount including goodwill, must be followed.  If a qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative impairment test is not required.  A company may choose to use the qualitative assessment on none, some, or all if its reporting units or to bypass the qualitative assessment and proceed directly to the two-step quantitative testing method.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for Woodward).  The adoption of ASU 2011-08 did not have a material impact on Woodward’s Consolidated Financial Statements.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Year Ended September 30,
	2013	2012	2011
Numerator:
Net earnings	$145,942	$141,589	$132,235
Denominator:
Basic shares outstanding	68,392	68,880	68,797
Dilutive effect of stock options	1,210	1,427	1,343
Diluted shares outstanding	69,602	70,307	70,140
Income per common share:
Basic earnings per share	$2.13	$2.06	$1.92
Diluted earnings per share	$2.10	$2.01	$1.89

The following stock option grants were outstanding during the fiscal years ended September 30, 2013, 2012 and 2011, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended September 30,
	2013	2012	2011
Options	44	50	684
Weighted-average option price	$40.21	$36.33	$32.04

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Year Ended September 30,
	2013	2012	2011
Weighted-average treasury stock shares held for deferred compensation obligations	256	295	335

Note 4.  Business acquisitions

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

Duarte Business Acquisition

On December 27, 2012, Woodward entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with GE Aviation Systems LLC (the “Seller”) and General Electric Company for the acquisition of substantially all of the assets and certain liabilities related to the Seller’s thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”) for an aggregate purchase price of $200,000.  The acquisition was completed on December 28, 2012 and, based on customary purchase price adjustments, Woodward paid cash at closing in the amount of $198,900.  The purchase price remains subject to certain additional customary post-closing adjustments.

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

The Duarte Business employs approximately 350 people, of which approximately 65% are union employees.  The collective bargaining agreements with Woodward’s union employees are generally renewed through contract renegotiations prior to the contract expiration date.  The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and Local No. 509 (the “Duarte Union”) contract, which covers the unionized Duarte Business employees, was to expire on May 25, 2013.  During the third quarter of fiscal year 2013, a new collective bargaining agreement was negotiated, which will expire on June 3, 2017.

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

The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting in accordance with ASC Topic 805, “Business Combinations.”  Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  Woodward’s preliminary allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

Woodward is currently working with the Seller to finalize purchase price adjustments customary to these types of transactions and, therefore, has not finalized the valuations of all assets acquired and liabilities assumed.  Changes to the valuations of the assets and liabilities acquired resulted in insignificant changes to Woodward’s previously reported earnings and therefore prior quarters have not been restated.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of the Duarte Business:

Accounts receivable	$14,245
Inventories	30,149
Other current assets	10,370
Property, plant, and equipment	11,804
Goodwill	88,477
Intangible assets	86,700
Other noncurrent assets	18,097
Total assets acquired	259,842
Other current liabilities	29,676
Other noncurrent liabilities	31,306
Total liabilities assumed	60,982
Net assets acquired	$198,860

Assumed liabilities include $4,758 and $17,939 of current and long-term performance obligations, respectively, for contractual commitments that are expected to result in future economic losses.

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

In connection with the acquisition of the Duarte Business, Woodward did not assume the postretirement benefit obligations of the Duarte Business’ defined benefit pension plan.  Under the terms of the Asset Purchase Agreement, Woodward was obligated to establish a new defined benefit pension plan for the Duarte Business employees who were beneficiaries of the Seller’s defined benefit pension plan.  Woodward completed the establishment of the new defined benefit pension plan during the third quarter of fiscal year 2013.  Woodward’s new defined benefit pension plan provides for similar benefits as those provided by the Seller.  For more information about the new defined benefit pension plan for the Duarte Business, see Note 18, Retirement benefits.

A summary of the estimated intangible assets acquired, weighted-average useful lives, and amortization methods follows:

	Estimated Amounts	Weighted-Average Useful Life		Amortization Method
Customer relationships and contracts	$74,000	20	years	Straight-line
Process technology	5,000	25	years	Straight-line
Backlog	7,700	3	years	Accelerated
Total	$86,700

Future amortization expense associated with the acquired intangibles is expected to be:

Year Ending September 30:
2014	$5,944
2015	4,382
2016	4,047
2017	4,047
2018	4,047
Thereafter	57,715
$80,182

Net sales for the Duarte Business subsequent to the date it was acquired by Woodward were $111,261 for fiscal year ended September 30, 2013.  Earnings of the Duarte Business subsequent to the date it was acquired by Woodward for the fiscal year ended September 30, 2013 were slightly accretive to the consolidated net earnings of Woodward.

Pro forma results for Woodward giving effect to the acquisition of the Duarte Business

The following unaudited pro forma financial information presents the combined results of operations of Woodward and the Duarte Business as if the acquisition had occurred as of October 1, 2011, the beginning of fiscal year 2012.  The pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the borrowings used to finance it had taken place at the beginning of fiscal year 2012.  The pro forma information combines the historical results of Woodward with the historical results of the Duarte Business for that period.

Prior to the acquisition of the Duarte Business,  the Duarte Business was a wholly owned business of the Seller, and as such was not a stand-alone entity for financial reporting purposes.  Accordingly, the historical operating results of the Duarte Business may not be indicative of the results that might have been achieved, historically or in the future, if the Duarte Business had been a stand-alone entity.  The unaudited pro forma results for the fiscal years ended September 30, 2013 and September 30, 2012 include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for depreciation expense for property, plant and equipment, adjustments for acquired performance obligations, transaction costs incurred, adjustments to interest expense, and related tax effects.

The unaudited pro forma results for the fiscal years ended September 30, 2013 and September 30, 2012, compared to the actual results reported in these Consolidated Financial Statements, follow:

	Year Ended September 30, 2013		Year Ended September 30, 2012
	As reported	Pro forma	As reported	Pro forma
Net sales	$1,935,976	$1,966,376	$1,865,627	$1,978,169
Net earnings	145,942	152,271	141,589	131,412
Earnings per share:
Basic earnings per share	$2.13	$2.23	$2.06	$1.91
Diluted earnings per share	2.10	2.19	2.01	1.87

These pro forma results do not reflect the favorable impact of various long-term agreements with customers of the Duarte Business that were renegotiated by the Seller prior to the acquisition and effective on or before January 1, 2013.  Collectively, the renegotiation of the agreements would have had a significant positive impact on prior operating results of the Duarte Business if implemented earlier.

The Company incurred transaction costs of $1,944 for the fiscal year ended September 30, 2013, which are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.

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

The allocation of the purchase price to the assets acquired and liabilities assumed was finalized as of March 31, 2012. Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  Woodward’s allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the IDS Acquisition:

Current assets	$14,627
Investments in marketable securities	8,463
Property, plant, and equipment	1,954
Goodwill	24,188
Intangible assets	11,882
Total assets acquired	61,114
Other current liabilities	5,505
Warranty accrual	2,250
Postretirement benefits	434
Deferred tax liabilities	2,472
Other tax - noncurrent	3,292
Total liabilities assumed	13,953
Net assets acquired	$47,161

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

A summary of the intangible assets acquired, weighted-average useful lives and amortization methods follows:

	Estimated Amounts	Weighted-Average Useful Life		Amortization Method
Customer relationships and contracts	$3,452	9	years	Straight-line
Process technology	7,752	8.5	years	Straight-line
Backlog	678	2.5	years	Straight-line
Total	$11,882	8	years

The operating results of the IDS Acquisition are included in Woodward’s Consolidated Statements of Earnings and Comprehensive Earnings as of April 15, 2011.  Pro forma financial disclosures were not presented as the IDS Acquisition was not significant to Woodward’s financial position or results of operations.  Woodward incurred IDS Acquisition related transaction costs of $2,396 during the year ended September 30, 2011, which were included in “Selling, general and administrative expenses” in the Consolidated Statement of Earnings.  No additional IDS Acquisition related transaction costs were incurred in the years ended September 30, 2013 or September 30, 2012.

Note 5.  Financial instruments and fair value measurements

Financial assets and liabilities recorded at fair value in the Consolidated Balance Sheet are categorized based upon a fair value hierarchy established by U.S. GAAP.

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of September 30, 2013 or September 30, 2012.

	At September 30, 2013				At September 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$35,839	$-	$-	$35,839	$32,688	$-	$-	$32,688
Investments in money market funds	2,950	-	-	2,950	14,791	-	-	14,791
Investments in reverse repurchase agreements	9,767	-	-	9,767	14,350	-	-	14,350
Equity securities	8,285	-	-	8,285	7,316	-	-	7,316
Total financial assets	$56,841	$-	$-	$56,841	$69,145	$-	$-	$69,145

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

Equity securities: Woodward holds marketable equity securities, through investments in various mutual funds, related to its deferred compensation program.  Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities.  The trading securities are reported at fair value, with realized gains and losses recognized in “Other (income) expense, net.”  The trading securities are included in “Other assets.”  The fair values of Woodward’s trading securities are based on the quoted market prices for the net asset value of the various mutual funds.

The estimated fair values and carrying costs of financial instruments that are not required to be remeasured at fair value in the Consolidated Balance Sheets were as follows:

		At September 30, 2013		At September 30, 2012
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	6,718	8,114	-	-
Liabilities:
Short-term borrowings	2	-	-	(329)	(329)
Long-term debt, including current portion	2	(588,297)	(550,000)	(443,827)	(391,875)

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its aerospace business.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipality notes of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the long-term note was 4.3% at September 30, 2013.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipality notes of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the long-term note was 4.3% at September 30, 2013.

The fair values of short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts because such borrowings are expected to be repaid or settled for their carrying amounts within a short period of time.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.0% and 2.1% as of September 30, 2013 and September 30, 2012, respectively.

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

Other than the cash flow hedge discussed below, Woodward did not enter into any other derivatives or hedging transactions during the fiscal years ended September 30, 2013 and September 30, 2012.

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

As of September 30, 2013 and September 30, 2012, there was no remaining unrecognized portion of the gain as it became fully amortized during the quarter ended December 31, 2011.

Derivatives in cash flow hedging relationships

In June 2013, in connection with Woodward’s expected refinancing of current maturities on its existing long-term debt, Woodward entered into a treasury lock agreement with a notional amount of $25,000 that qualified as a cash flow hedge under ASC Topic 815, “Derivatives and Hedging.”    The objective of this derivative instrument is to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven-year period related to the future interest payments on a portion of anticipated future debt issuances.  The treasury lock agreement was settled in August 2013 and the resulting gain of $507 was recorded as a reduction to accumulated other comprehensive earnings (“accumulated OCI”) and will be recognized as a decrease to interest expense over a seven-year period.

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

The remaining unrecognized gains and losses in Woodward’s Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses, were a net gain of $71 and a net loss of $607 as of September 30, 2013 and September 30, 2012, respectively.

The following tables disclose the impact of derivative instruments on Woodward’s Consolidated Statements of Earnings:

		Year ended September 30, 2013
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$-	$-	$-
Cash flow hedging relationships	Interest expense	171	(507)	171
		$171	$(507)	$171

		Year ended September 30, 2012
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$(3)	$-	$-
Cash flow hedging relationships	Interest expense	174	-	174
		$171	$-	$174

		Year ended September 30, 2011
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$(67)	$-	$-
Cash flow hedging relationships	Interest expense	229	-	229
Foreign currency relationships	Other (income) expense, net	1,612	-	-
		$1,774	$-	$229

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of September 30, 2013, Woodward expects to reclassify $99 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 7.  Supplemental statement of cash flows information

	Year Ended September 30,
	2013	2012	2011
Interest paid, net of amounts capitalized	$26,627	$25,665	$26,140
Income taxes paid	52,355	52,705	50,360
Income tax refunds received	6,336	3,183	9,496
Non-cash activities:
Purchases of property, plant and equipment on account	5,345	6,065	6,333
Common shares issued from treasury for benefit plans (Note 18)	9,780	9,335	-
Notes receivable from municipalities for economic development incentives	8,114	-	-
Cashless exercise of stock options	2,645	-	1,982
Settlement of receivable through purchase of treasury shares in connection with the cashless exercise of stock options	3,447	-	881
Reduction of accounts receivable and short-term borrowing due to the settlement of accounts receivable previously sold with recourse	-	-	3,228
Reduction of accounts payable due to the assignment of accounts receivable with recourse	-	-	570
Reduction of goodwill due to favorable resolution of lease termination recorded in restructuring reserve	-	-	103
Payment of director fees through issuance of treasury stock	-	-	52

In coordination with its customers and when terms are considered favorable to Woodward, Woodward sometimes transfers to third parties ownership of, and the obligation to collect, outstanding accounts receivable owed to Woodward in exchange for cash.  If such transfer is with recourse, then a short-term liability is recorded and is reflected in Woodward’s Consolidated Cash Flow Statement as a financing source.  The settlement of the transferred obligation is reflected in Woodward’s Consolidated Cash Flow Statement as both cash flow from operations due to the collection of accounts receivable and cash used in financing as the prior recourse obligation is extinguished.  Woodward had no outstanding accounts receivable transferred with recourse as of September 30, 2013 or 2012.

Note 8.  Inventories

	September 30,	September 30,
	2013	2012
Raw materials	$67,599	$31,209
Work in progress	87,808	85,942
Component parts (1)	229,508	229,401
Finished goods	46,829	51,677
	$431,744	$398,229

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 9.  Property, plant, and equipment

	September 30,	September 30,
	2013	2012
Land and land improvements	$57,562	$27,794
Buildings and improvements	195,008	189,458
Leasehold improvements	18,924	20,821
Machinery and production equipment	305,692	284,494
Computer equipment and software	97,538	89,565
Office furniture and equipment	24,400	23,272
Other	14,197	2,444
Construction in progress	81,428	27,643
	794,749	665,491
Less accumulated depreciation	(444,701)	(430,986)
Property, plant and equipment, net	$350,048	$234,505

Woodward is developing a second campus in the greater-Rockford, Illinois area for its aerospace business in order to address the growth expected over the next ten years and beyond and to support a substantial number of recently awarded new system platforms, particularly on narrow-body aircraft.  During fiscal year 2013, $1,809 was recorded to land and land improvements in connection with this development.  Included in construction in progress at September 30, 2013 are $15,691 of costs associated with the construction of the second campus, including $444 of capitalized interest.

Woodward is also developing a new campus at its corporate headquarters in Fort Collins, Colorado to support the continued growth of our energy business by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  During fiscal year 2013, $9,302 was recorded to land and land improvements in connection with this development.  Included in construction in progress at September 30, 2013 are $10,514 of costs associated with the construction of the new campus, including $394 of capitalized interest.

In addition, in September 2013, Woodward invested $25,602 on a building site in Niles, Illinois, of which $13,535 was recorded to land and land improvements.  The remaining $12,067 is included in construction in progress at September 30,

2013.  Woodward intends to build a new facility on this site for its aerospace business and will relocate some of its operations currently residing in Skokie, Illinois to this new facility.

	Year Ended September 30,
	2013	2012	2011
Depreciation expense	$37,254	$35,808	$40,400

For the fiscal years ended September 30, 2013, 2012 and 2011, Woodward had capitalized interest that would have otherwise been included in interest expense of the following:

	Year Ended September 30,
	2013	2012	2011
Capitalized interest	$1,215	$658	$1,354

Note 10.  Goodwill

	September 30, 2012	Additions	Effects of Foreign Currency Translation	September 30, 2013
Aerospace	$356,773	$88,477	$23	$445,273
Energy	104,601	-	1,750	106,351
Consolidated	$461,374	$88,477	$1,773	$551,624

	September 30, 2011	Additions	Effects of Foreign Currency Translation	September 30, 2012
Aerospace	$356,525	$-	$248	$356,773
Energy	105,757	-	(1,156)	104,601
Consolidated	$462,282	$-	$(908)	$461,374

On December 28, 2012, Woodward completed the acquisition of the Duarte Business (Note 4, Business acquisitions), which resulted in the recognition of $88,477 in goodwill.  The operations of the Duarte Business are being integrated into Woodward’s Aerospace segment.

Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, Woodward sometimes aggregates components of a single operating segment into a reporting unit, if appropriate.   The impairment tests consist of comparing the implied fair value of each reporting units with its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.

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

Woodward completed its annual goodwill impairment test as of July 31, 2013 during the quarter ended September 30, 2013.  At that date, Woodward determined it was appropriate to aggregate certain components of the same operating segment into a single aggregated reporting unit.  The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method.  This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and the present value, based on the discount rate and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five or ten-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2013 impairment test were discounted using weighted-average cost of capital assumptions ranging from 8.85% to 10.32%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five or ten years of 4.25% or 4.50%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting unit’s resulting fair values utilizing a market multiple method.

The results of Woodward’s goodwill impairment tests performed as of July 31, 2013 indicated the estimated fair value of each reporting unit was substantially in excess of its carrying value, and accordingly, no impairment existed.

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

Note 11.  Other intangibles, net

	September 30, 2013			September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$279,225	$(77,288)	$201,937	$205,221	$(59,297)	$145,924
Energy	42,008	(29,711)	12,297	41,770	(26,623)	15,147
Total	$321,233	$(106,999)	$214,234	$246,991	$(85,920)	$161,071

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	20,218	(14,722)	5,496	20,001	(13,229)	6,772
Total	$20,218	$(14,722)	$5,496	$20,001	$(13,229)	$6,772

Process technology:
Aerospace	$76,718	$(26,129)	$50,589	$71,716	$(20,622)	$51,094
Energy	23,458	(11,699)	11,759	23,166	(9,706)	13,460
Total	$100,176	$(37,828)	$62,348	$94,882	$(30,328)	$64,554

Other intangibles:
Aerospace	$47,351	$(44,572)	$2,779	$39,649	$(37,718)	$1,931
Energy	2,631	(1,713)	918	2,538	(1,303)	1,235
Total	$49,982	$(46,285)	$3,697	$42,187	$(39,021)	$3,166

Total intangibles:
Aerospace	$403,294	$(147,989)	$255,305	$316,586	$(117,637)	$198,949
Energy	88,315	(57,845)	30,470	87,475	(50,861)	36,614
Consolidated Total	$491,609	$(205,834)	$285,775	$404,061	$(168,498)	$235,563

	Year Ended September 30,
	2013	2012	2011
Amortization expense	$36,979	$32,809	$34,993

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2014	$33,328
2015	29,257
2016	27,553
2017	25,788
2018	24,959
Thereafter	144,890
$285,775

Note 12.  Credit facilities and short-term borrowings

As of September 30, 2013, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

	Total availability	Outstanding letters of credit and guarantees	Outstanding borrowings	Remaining availability
Revolving credit facility	$600,000	$(4,514)	$-	$595,486
Foreign lines of credit and overdraft facilities	28,227	-	-	28,227
Foreign performance guarantee facilities	10,391	(547)	-	9,844
	$638,618	$(5,061)	$-	$633,557

On July 10, 2013, Woodward terminated its $400,000 revolving credit facility (the “2012 Credit Facility”) established under a credit agreement (the “Third Amended and Restated Credit Agreement”) and entered into a new revolving credit agreement (the “Revolving Credit Agreement”) between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent.  The Revolving Credit Agreement matures in July 2018.  As compared to the Third Amended and Restated Credit Agreement, the borrowing capacity under the Revolving Credit Agreement increased from $400,000 to $600,000.  Subject to lenders’ participation, the option to expand the commitment remains at $200,000, for a total borrowing capacity of up to $800,000 under the Revolving Credit Agreement.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  There were no outstanding borrowings under the Revolving Credit Agreement as of September 30, 2013.

The Revolving Credit Agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $60,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder. In addition, the Revolving Credit Agreement includes the following financial covenants: (i) a maximum permitted leverage ratio for Woodward and its consolidated subsidiaries not to exceed 3.50:1.00, which ratio, subject to certain restrictions, may increase to 4.00:1.00 for the fiscal quarter (and the immediately following fiscal quarter) during which a permitted acquisition occurs and to 3.75:1.00 for the next two succeeding fiscal quarters, and (ii) a minimum consolidated net worth of $800,000, plus 50% of Woodward’s positive net income for the prior fiscal year and plus 50% of Woodward’s net cash proceeds resulting from certain issuances of stock, subject to certain adjustments.

Woodward’s obligations under the Revolving Credit Agreement are guaranteed by Woodward FST, Inc., Woodward MPC, Inc., and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

In connection with the Revolving Credit Agreement, Woodward incurred $1,651 in financing costs, which are deferred and are being amortized using the straight-line method over the life of the agreement.  Woodward also had remaining $1,529 of deferred financing costs incurred in connection with the 2012 Credit Facility, which have been combined with the financing costs associated with the Revolving Credit Agreement and amortized using the straight-line method over the life of the Revolving Credit Agreement.

A Chinese subsidiary of Woodward has a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at September 30, 2013 and September 30, 2012.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of September 30, 2013 and $329 of borrowings outstanding as of September 30, 2012 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Note 13.  Long-term debt

Long-term debt consisted of the following:

	September 30,	September 30,
	2013	2012
2008 Term loan – Variable rate of 1.47% at September 30, 2012, matured October 2013; unsecured	$-	$41,875
Series B notes – 5.63%, due October 2013; unsecured	100,000	100,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Long-term borrowings under Line of Credit - Variable rate of 1.06% at September 30, 2013, unsecured	200,000	-
Total long-term debt	550,000	391,875
Less: current portion	(100,000)	(7,500)
Long-term debt, less current portion	$450,000	$384,375

Required future principal payments of outstanding long-term debt as of September 30, 2013 are as follows:

Year Ending September 30:
2014	$100,000
2015	-
2016	107,000
2017	-
2018	200,000
Thereafter	143,000
$550,000

In October 2008, Woodward entered into a term loan credit agreement (the “2008 Term Loan Credit Agreement”).  During the second quarter of fiscal year 2013, the remaining outstanding indebtedness under the 2008 Term Loan Credit Agreement, which generally bore interest at LIBOR plus 1.00% to 2.25%, was repaid and terminated, without penalty, and the remaining balance of unamortized debt issuance costs of $128 were written off to interest expense.

Certain financial and other covenants under Woodward's debt agreements contain customary restrictions on the operation of its business.  In the event of non-compliance with these covenants, certain additional restrictions might apply, including restrictions on the Company's ability to pay dividends or make distributions on its capital stock.    Management believes that Woodward was in compliance with the covenants under the long-term debt agreements at September 30, 2013.

The Notes

In October 2008, Woodward entered into a note purchase agreement (the “2008 Note Purchase Agreement”) relating to the Series B, C, and D Notes (the “2008 Notes”).  In April 2009, Woodward entered into a note purchase agreement (the “2009 Note Purchase Agreement”) relating to the Series E and F Notes (the “2009 Notes”).

On October 1, 2013, Woodward entered into a note purchase agreement (the “2013 Note Purchase Agreement” and, together with the 2008 Note Purchase Agreement and the 2009 Note Purchase Agreement, the “Note Purchase Agreements”) relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.  The aggregate principal amount is comprised of the following:

	Amount	Maturity Date	Interest Rate
Series G notes	$50,000	November 15, 2020	3.42%
Series H notes	25,000	November 15, 2023	4.03%
Series I notes	25,000	November 15, 2025	4.18%
Series J notes	50,000	November 15, 2020	Floating rate - LIBOR plus 1.25%
Series K notes	50,000	November 15, 2023	4.03%
Series L notes	50,000	November 15, 2025	4.18%
	$250,000

Woodward issued the Series G, H and I Notes (the “First Closing Notes”) on October 1, 2013 and used the proceeds to repay all of the outstanding balance on the Series B Notes due October 1, 2013.

Under the terms of the 2013 Note Purchase Agreement, Woodward intends to issue under a delayed draw, the Series J, K and L Notes (the “Second Closing Notes” and, together with the 2008 Notes, 2009 Notes and First Closing Notes, the “Notes”) in an additional $150,000 aggregate principal amount on November 15, 2013.

Interest on the 2008 Notes and the First Closing Notes is, and interest on the Series K Notes and Series L Notes will be, payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes will be payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.

None of the Notes were registered under the Securities Act of 1933 and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Holders of the Notes do not have any registration rights.

All of the issued Notes are or are expected to be held by multiple institutions.

Woodward’s obligations under the Notes are, or when issued will be, guaranteed by Woodward FST, Inc., Woodward MPC, Inc., and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.  Woodward’s obligations under the Notes rank, or when issued will rank, equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under the Line of Credit and revolving credit facility (see Note 12, Credit facilities and short-term borrowings).

On October 1, 2013, Woodward also entered into amendments to the 2008 Note Purchase Agreement and 2009 Note Purchase Agreement that, among other things, conform certain of the affirmative and negative covenants in the 2008 Note Purchase Agreement and the 2009 Note Purchase Agreement, respectively, to the corresponding covenant provisions in the 2013 Note Purchase Agreement.

The Note Purchase Agreements contain restrictive covenants customary for such financings, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell Woodward’s assets, merge or consolidate with other persons and enter into material transactions with affiliates. Under the financial covenants contained in the Note Purchase Agreements, Woodward’s priority debt may not exceed, at any time, 25% of its consolidated net worth.  Woodward’s leverage ratio cannot exceed 4.0 to 1.0 during any material acquisition period, or 3.5 to 1.0 at any other time on a rolling four quarter basis. In the event that Woodward’s leverage ratio exceeds 3.5 to 1.0 during any material acquisition period, the interest rate on each series of Notes will increase. Further, Woodward’s consolidated net worth must at all times equal or exceed $800,000 plus 50% of Woodward’s consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2013.  The Note Purchase Agreements also contain customary events of default, including certain cross-default provisions related to Woodward’s other outstanding debt arrangements in excess of $60,000, the occurrence of which would permit the holders of the respective Notes to accelerate the amounts due.

Woodward, at its option, is permitted at any time to prepay all, or from time to time to prepay any part of, the then outstanding principal amount of any series of the Notes at 100% of the principal amount of the series of Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable prepayment compensation amount. The prepayment compensation amount, as to the Notes other than the floating rate Notes, is computed by discounting the remaining scheduled payments of interest and principal of the Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the Notes being prepaid. The prepayment compensation amount, as to the floating rate Notes, generally is computed as a percentage of the principal amount of such the floating rate Notes equal to (a) 2%, on or prior to November 15, 2014, (b) 1%, after November 15, 2014 and on or prior to November 15, 2015, and (c) 0% after November 15, 2015.

Line of Credit

In connection with the acquisition of the Duarte Business, on December 21, 2012 Woodward entered into a 364 day uncommitted line of credit with JPMorgan Chase Bank, N.A. (the “Line of Credit”).  The Line of Credit provides for unsecured loans to Woodward of up to $200,000 on a revolving basis.  Loans made under the Line of Credit bear interest at a floating rate based, at the Company’s option, on either the prime rate or an adjusted LIBOR.  The Line of Credit under which Woodward may borrow terminates on December 20, 2013.  There was $200,000 outstanding on the Line of Credit as of September 30, 2013, which consisted of an adjusted LIBOR loan bearing interest at 1.06% and maturing on October 31, 2013.  Subsequently, the Company renewed the loan to extend the maturity to November 15, 2013.  The Company cannot repay the adjusted LIBOR loan prior to the November 15, 2013 maturity date without incurring a prepayment penalty.  Subject to lender participation, Woodward may renew the loan on the Line of Credit for one additional period prior to its termination on December 20, 2013.

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

Woodward classified the $200,000 outstanding on the Line of Credit as long-term as of September 30, 2013 based on its intention to refinance the $200,000 using new long-term debt facilities and/or its existing revolving credit facility.  Woodward currently has the ability to utilize its $600,000 revolving credit facility, which matures in July 2018, to refinance the entire $200,000 outstanding balance, if necessary.

Debt Issuance Costs

In connection with the Revolving Credit Agreement, Woodward incurred $1,651 in financing costs, which are deferred and will be amortized using the straight-line method over the life of the agreement.  Woodward also had remaining $1,529 of deferred financing costs incurred in connection with the 2012 Credit Facility, which have been combined with the financing costs associated with the Revolving Credit Agreement and are being amortized using the straight-line method over the life of the Revolving Credit Agreement.  The remaining $100 of deferred financing costs incurred in connection with the prior $225,000 revolving credit facility, which was amended and restated by the Third Amended and Restated Credit Agreement in fiscal year 2012, were expensed in the first quarter of fiscal year 2012.

In connection with the 2013 Note Purchase Agreement, Woodward incurred approximately $1,400 in financing costs, which will be deferred and amortized using the straight-line method over the life of the agreement.  As of September 30, 2013, $200 of financing costs were included in “Other assets” on the Consolidated Balance Sheet.

Amounts recognized as interest expense from the amortization of debt issuance costs were $1,045 in fiscal year 2013, $1,074 in fiscal year 2012, and $764 in fiscal year 2011.  Woodward had $3,869 of unamortized debt issuance costs as of September 30, 2013 and $3,263 of unamortized debt issuance costs as of September 30, 2012.  Amortization of debt issuance costs is included in operating activities in the Consolidated Statements of Cash Flows.

Note 14.  Accrued liabilities

	At September 30,
	2013	2012
Salaries and other member benefits	$65,651	$64,416
Current portion of restructuring and other charges	561	1,101
Warranties	15,224	15,742
Interest payable	11,437	11,362
Current portion of acquired performance obligations and unfavorable contracts (1)	23,977	-
Accrued retirement benefits	2,276	2,702
Deferred revenues	6,304	7,232
Taxes, other than income	6,504	8,833
Other	27,207	20,796
	$159,141	$132,184
(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

Warranties

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements.  Accruals are established for specifically identified warranty issues that are probable to result in future costs.  Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.  Changes in accrued product warranties for the fiscal years ended September 30, 2013 and September 30, 2012 were as follows:

	At September 30,
	2013	2012
Warranties, beginning of period	$15,742	$14,083
Expense	12,037	14,543
Increases due to acquisition of Duarte Business	157	-
Reductions for settling warranties	(13,051)	(12,587)
Foreign currency exchange rate changes	339	(297)
Warranties, end of period	$15,224	$15,742

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

The summary of the activity in accrued restructuring charges during the fiscal years ended September 30, 2013 and September 30,  2012 is as follows:

	At September 30,
	2013	2012
Non-acquisition related restructuring charges:
Accrued restructuring charges, beginning of period	$130	$365
Payments	(101)	(257)
Non-cash adjustments	22	24
Foreign currency exchange rates	-	(2)
Accrued restructuring charges, end of period	$51	$130
Business acquisition restructuring charges:
Accrued restructuring charges, beginning of period	$1,848	2,544
Payments	(106)	(180)
Non-cash adjustments	(581)	(516)
Accrued restructuring charges, end of period	$1,161	$1,848

Total restructuring charges	$1,212	$1,978
Other liabilities included $651 and $877 of accrued restructuring charges not expected to be settled within twelve months as of September 30, 2013 and September 30, 2012, respectively.

Note 15.  Other liabilities

	At September 30,
	2013	2012
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$39,956	$80,341
Total unrecognized tax benefits, net of offsetting adjustments	20,343	15,061
Acquired performance obligations and unfavorable contracts (1)	13,951	-
Other	21,260	14,041
	$95,510	$109,443
(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

Note 16.  Other (income) expense, net

	Year Ended September 30,
	2013	2012	2011
Net (gain) loss on sale of assets	$(100)	$16	$644
Rent income	(555)	(504)	(576)
Net gain on investments in deferred compensation program	(946)	(1,052)	(31)
Net expense recognized in earnings on foreign currency derivatives (Note 6)	-	-	1,612
Other	(21)	(40)	(61)
	$(1,622)	$(1,580)	$1,588

Note 17.  Income taxes

Income taxes consisted of the following:

	Year Ended September 30,
	2013	2012	2011
Current:
Federal	$29,438	$47,862	$48,041
State	4,760	4,452	6,237
Foreign	10,612	11,594	9,743
Deferred:
Federal	13,904	(9,632)	(8,680)
State	885	(200)	(552)
Foreign	(5,970)	2,142	543
	$53,629	$56,218	$55,332

Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2013	2012	2011
United States	$148,604	$146,535	$149,744
Other countries	50,967	51,272	37,823
	$199,571	$197,807	$187,567

Significant components of deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	At September 30,
	2013	2012
Deferred tax assets:
Retirement healthcare and early retirement benefits	$10,563	$13,727
Foreign net operating loss carryforwards	7,058	2,972
Inventory	16,944	14,770
Deferred and stock-based compensation	18,657	16,451
Defined benefit pension	866	14,388
Other reserves	9,055	10,751
Credits and incentives	8,046	4,145
Other	10,584	5,607
Valuation allowance	(11,783)	(2,752)
Total deferred tax assets, net of valuation allowance	69,990	80,059
Deferred tax liabilities:
Goodwill and intangibles - net	(97,804)	(100,889)
Property, plant and equipment	(17,175)	(5,699)
Other	(3,391)	(3,028)
Total deferred tax liabilities	(118,370)	(109,616)
Net deferred tax liabilities	$(48,380)	$(29,557)

Woodward has recorded a net operating loss (“NOL”) deferred tax asset of $7,058 as of September 30, 2013.  A portion of these carryforwards will expire by 2020 and are currently offset by a 100 percent valuation allowance, while the remaining portion has an indefinite carryforward period and has no valuation allowance against it.

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

At September 30, 2013, Woodward has not provided for taxes on undistributed foreign earnings of $207,224 that it considered indefinitely reinvested.  These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward or any of Woodward’s subsidies located in the United States, or if Woodward sells its stock in the foreign subsidies.  However, the Company believes that any additional taxes could be offset, in part or in whole, by foreign tax credits.

The following is a reconciliation of the U.S. Federal statutory tax rate of 35 percent to Woodward’s effective income tax rate:

	Year Ending September 30,
Percent of pretax earnings	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	1.6	2.3
Taxes on international activities	(1.7)	(3.3)	(0.3)
Research credit	(3.1)	(0.8)	(2.7)
Retroactive extension of research credit	(2.5)	-	(2.1)
Domestic production activities deduction	(2.0)	(1.9)	(2.1)
Adjustment of prior period tax items	(0.6)	(1.5)	(0.2)
Other items, net	-	(0.7)	(0.4)
Effective tax rate	26.9%	28.4%	29.5%

In determining the tax amounts in Woodward’s financial statements, estimates are sometimes used that are subsequently adjusted in the actual filing of tax returns or by updated calculations.  In addition, we occasionally have resolutions of tax items with tax authorities related to prior years due to the conclusion of audits and the lapse of applicable statutes of limitations.   Such adjustments are included in the “Adjustments of prior period tax items” line in the above table.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) was enacted, which retroactively extended the U.S. research and experimentation tax credit through December 31, 2013.  As a result, income taxes for fiscal year 2013 included a net expense reduction related to the retroactive impact from the last three quarters of fiscal year 2012 of the U.S. research and experimentation tax credit pursuant to the Taxpayer Relief Act.

Income taxes for the year ended September 30, 2012 included a tax benefit of $3,326 related to a reduction in the anticipated amount of undistributed earnings of certain of Woodward’s foreign subsidiaries that were previously expected to be repatriated to the United States within the foreseeable future.  Woodward anticipates that a portion of those earnings will remain indefinitely invested outside the United States and accordingly it reversed the deferred tax liability associated with repatriating those earnings.  This item is included in the “Taxes on international activities” line in the rate reconciliation above.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

Balance, September 30, 2010	$10,586
Tax positions related to the current year	4,264
Tax positions related to prior years	3,160
Lapse of applicable statute of limitations	(1,079)
Balance, September 30, 2011	16,931
Tax positions related to the current year	1,444
Tax positions related to prior years	(169)
Lapse of applicable statute of limitations	(137)
Balance, September 30, 2012	18,069
Tax positions related to the current year	5,587
Tax positions related to prior years	1,079
Lapse of applicable statute of limitations	(2,041)
Balance, September 30, 2013	$22,694

Included in the balance of unrecognized tax benefits as of September 30, 2013 and September 30, 2012 are $17,838 and $13,713, respectively, of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $565 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of $2,066 as of September 30, 2013 and $1,701 as of September 30, 2012.

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  With a few exceptions, Woodward’s fiscal years remaining open to examination in the U.S. include fiscal years 2010 and thereafter, and fiscal years remaining open to examination in significant foreign jurisdictions include 2005 and thereafter.

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

Most U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  In the second quarter of fiscal years 2013 and 2012, Woodward fulfilled the annual Woodward stock contribution using shares held in treasury stock by issuing 250 shares of common stock for a total value of $9,780 and 209 shares of common stock for a total value of $9,335, respectively.  In the second quarter of fiscal year 2011, the annual Woodward stock contribution totaling $9,107 was funded by way of a cash contribution to the Woodward Retirement Savings Plan, which then purchased shares of Woodward stock on the open market.

The amount of expense associated with defined contribution plans was as follows:

	Year Ended September 30,
	2013	2012	2011
Company costs	$20,012	$18,296	$16,646

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

In connection with the acquisition of the Duarte Business (see Note 4, Business acquisitions), Woodward did not assume the Seller’s postretirement benefit obligations under the Duarte Business’ defined benefit pension plan as they existed at the time of closing of the transaction.  Under the terms of the Asset Purchase Agreement, Woodward established a new defined benefit pension plan for the Duarte Business employees who were beneficiaries of the Seller’s defined benefit pension plan (the “Duarte Pension Plan”).  Subsequently, Woodward and the Duarte Union agreed that, effective as of the close of business on July 31, 2013, the Duarte Pension Plan was amended to cease all future benefit accruals to current participants in the plan.  In addition, the Duarte Pension Plan was frozen to new entrants as of July 31, 2013.  The Duarte Pension Plan had expenses of $208 and Woodward made $50 of contributions to the plan during of fiscal year 2013.

In connection with the acquisition of IDS in the third quarter of fiscal year 2011 (see Note 4, Business acquisitions), Woodward assumed pension benefit obligations for the fiscal year ended September 30, 2011.

In addition to the Duarte Pension Plan, excluding the Woodward HRT Plan, the defined benefit plans in the United States were frozen in fiscal year 2007 and no additional employees may participate in the U.S. plans and no additional service costs will be incurred.

Pension plans

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	2013	2012	2011
United States:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	5.15%	4.10%	5.55%
Rate of compensation increase	3.50	3.50	4.00
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	4.10	5.55	5.85
Rate of compensation increase	3.50	4.00	4.00
Long-term rate of return on plan assets	7.59	7.89	7.90
United Kingdom:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	4.50%	4.60%	5.10%
Rate of compensation increase	3.50	3.90	4.30
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	4.60	5.10	4.90
Rate of compensation increase	3.90	4.30	4.30
Long-term rate of return on plan assets	5.50	6.00	6.00
Japan:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	1.25%	1.50%	1.50%
Rate of compensation increase	2.00	2.00	2.00
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	1.50	1.50	1.25
Rate of compensation increase	2.00	2.00	2.00
Long-term rate of return on plan assets	2.80	2.80	3.00
Switzerland:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	2.25%	1.75%	2.50%
Rate of compensation increase	2.00	2.00	2.00
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	1.75	2.50	3.00
Rate of compensation increase	2.00	2.00	2.00
Long-term rate of return on plan assets	1.75	2.50	3.00

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In the United States, Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding.    Beginning in fiscal year 2012, Woodward refined its existing estimation process for determining the discount rates in the

United Kingdom and Japan and used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable, AA-rated bonds for each jurisdiction.  In fiscal year 2011, Woodward used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark in the United Kingdom, and Woodward used Standard & Poors AA-rated corporate bond yields (applicable for bonds over 10 years) as the benchmark in Japan.    In Switzerland, Woodward used high quality swap rates plus a credit spread of 0.20%, 0.46% and 0.36%, in fiscal years 2013, 2012 and 2011, respectively, as high quality swaps are available in Switzerland at various durations and trade at higher volumes than bonds.  Woodward’s assumed rates do not differ significantly from any of these benchmarks.

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

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	United States			Other Countries			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$4,608	$3,530	$3,433	$1,052	$1,136	$992	$5,660	$4,666	$4,425
Interest cost	5,569	5,816	5,646	2,113	2,280	2,284	7,682	8,096	7,930
Expected return on plan assets	(8,183)	(7,008)	(6,693)	(2,610)	(2,584)	(2,541)	(10,793)	(9,592)	(9,234)
Amortization of:
Net (gains) losses	1,374	524	312	465	665	900	1,839	1,189	1,212
Net prior service (benefit) cost	75	75	75	(8)	(9)	(9)	67	66	66
Settlement costs	-	-	-	37	56	-	37	56	-
Net periodic (benefit) cost	$3,443	$2,937	$2,773	$1,049	$1,544	$1,626	$4,492	$4,481	$4,399

Settlement costs were expensed in fiscal years 2013 and 2012 as a result of normal attrition among participants in the Company's defined benefit plan in Switzerland.  Woodward did not have any settlement costs in fiscal year 2011.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$137,639	$106,341	$60,837	$57,355	$198,476	$163,696
Service cost	4,608	3,530	1,052	1,136	5,660	4,666
Interest cost	5,569	5,816	2,113	2,280	7,682	8,096
Net actuarial (gains) losses	(18,165)	24,689	5,550	1,636	(12,615)	26,325
Contribution by participants	12	-	241	249	253	249
Benefits paid	(3,131)	(2,737)	(2,605)	(2,525)	(5,736)	(5,262)
Amounts paid by Company for Pension Protection Fund levy	-	-	(2)	(20)	(2)	(20)
Settlements	-	-	(406)	(330)	(406)	(330)
Curtailments	-	-	(271)	-	(271)	-
Foreign currency exchange rate changes	-	-	(2,618)	1,056	(2,618)	1,056
Projected benefit obligation at end of year	$126,532	$137,639	$63,891	$60,837	$190,423	$198,476

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$105,966	$89,980	$55,537	$48,367	$161,503	$138,347
Actual return on plan assets	10,621	18,123	6,541	5,246	17,162	23,369
Contributions by the company	16,050	600	3,187	3,359	19,237	3,959
Contributions by plan participants	12	-	241	249	253	249
Benefits paid	(3,131)	(2,737)	(2,605)	(2,525)	(5,736)	(5,262)
Settlements	-	-	(406)	(330)	(406)	(330)
Foreign currency exchange rate changes	-	-	(1,838)	1,171	(1,838)	1,171
Fair value of plan assets at end of year	$129,518	$105,966	$60,657	$55,537	$190,175	$161,503
Net over/(under)funded status at end of year	$2,986	$(31,673)	$(3,234)	$(5,300)	$(248)	$(36,973)

The Company’s defined benefit pension plans in the United Kingdom, Japan and Switzerland represented $49,027,  $11,824 and $3,040, respectively, of the total projected benefit obligation at September 30, 2013 and $48,381,  $10,300 and $1,976, respectively, of the total fair value of plan assets at September 30, 2013.

The following tables provide the amounts recognized in the statement of financial position and accumulated comprehensive income for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Amounts recognized in statement of financial position consist of:
Other non-current assets	$4,154	$-	$-	$718	$4,154	$718
Other non-current liabilities	(1,168)	(31,673)	(3,234)	(6,018)	(4,402)	(37,691)
Net over/(under)funded status at end of year	$2,986	$(31,673)	$(3,234)	$(5,300)	$(248)	$(36,973)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service (benefit) cost	$1,367	$1,442	$(4)	$(14)	$1,363	$1,428
Unrecognized net (gains) losses	7,841	29,819	12,371	12,198	20,212	42,017
Total amounts recognized	9,208	31,261	12,367	12,184	21,575	43,445
Deferred taxes	(3,499)	(11,879)	(4,203)	(4,081)	(7,702)	(15,960)
Amounts recognized in accumulated other comprehensive income	$5,709	$19,382	$8,164	$8,103	$13,873	$27,485

The accumulated benefit obligations of the Company’s defined benefit pension plans in the United States and Other Countries were $116,061 and $60,701, respectively, at September 30, 2013 and $123,869 and $57,494, respectively, at September 30, 2012.

Other changes in plan assets and benefit obligations recorded in accumulated other comprehensive income were as follows:

	Year Ended September 30,
	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Net (gain) loss	$(20,604)	$13,574	$1,349	$(1,026)	$(19,255)	$12,548
Settlement loss	-	-	(36)	(56)	(36)	(56)
Amortization of:
Net gains (losses)	(1,374)	(524)	(464)	(665)	(1,838)	(1,189)
Prior service benefit (cost)	(75)	(75)	7	9	(68)	(66)
Foreign currency exchange rate changes	-	-	(673)	167	(673)	167
Total recorded in accumulated other comprehensive loss (income)	$(22,053)	$12,975	$183	$(1,571)	$(21,870)	$11,404

The amounts expected to be amortized from Accumulated Other Comprehensive Income and reported as a component of net periodic benefit cost during fiscal year 2014 are as follows:

	United States	Other Countries	Total
Prior service (benefit) cost	$75	$(4)	$71
Net actuarial (gains) losses	330	642	972

Pension benefit payments are made from the assets of the pension plans.  Using foreign exchange rates as of September 30, 2013 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

Year Ending September 30,	United States	Other Countries	Total
2014	$4,137	$2,434	$6,571
2015	4,770	2,504	7,274
2016	5,285	2,574	7,859
2017	5,929	2,786	8,715
2018	6,572	2,816	9,388
2019 – 2023	43,320	16,232	59,552

Woodward expects its pension plan contributions in fiscal year 2014 will be $500 in the United States, $1,867 in the United Kingdom, $1,108 in Japan and $187 in Switzerland.

Pension plan assets

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

Risks associated with the plan assets include interest rate fluctuation risk, market fluctuation risk, risk of default by debt issuers and liquidity risk.  To manage these risks, the assets are managed by established, professional investment firms and performance is evaluated regularly by the Company’s pension oversight committee against specific benchmarks and each plan’s investment objectives.  Liability management and asset class diversification are central to the Company’s risk management approach and overall investment strategy.

The assets of the U.S. plans are invested in actively managed mutual funds.  The assets of the plan in Japan and the plan in the United Kingdom are invested in actively managed pooled investment funds.  Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan, which mirrors a specific asset class within the associated target allocation.  The assets of the plan in Switzerland are insured through an insurance contract that guarantees a federally mandated annual rate of return.  Pension plan assets at September 30, 2013 and 2012 do not include any direct investment in Woodward’s common stock.

The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans.  The actual allocations of pension plan assets and target allocation ranges by asset class, are as follows:

	At September 30,
	2013				2012
	Percentage of Plan Assets	Target Allocation Ranges			Percentage of Plan Assets	Target Allocation Ranges
United States:
Asset Class
Equity Securities	61.7%	40.7%	-	80.7%	60.9%	39.8%	-	79.8%
Debt Securities	38.1%	29.3%	-	49.3%	38.9%	30.2%	-	50.2%
Other	0.2%	0.0%			0.2%	0.0%
	100.0%				100.0%
United Kingdom:
Asset Class
Equity Securities	48.4%	40.0%	-	70.0%	39.4%	30.0%	-	50.0%
Debt Securities	51.5%	35.0%	-	65.0%	60.6%	45.0%	-	75.0%
Other	0.1%	0.0%			0.0%	0.0%
	100.0%				100.0%
Japan:
Asset Class
Equity Securities	41.3%	36.0%	-	44.0%	40.5%	36.0%	-	44.0%
Debt Securities	57.8%	55.0%	-	63.0%	58.6%	55.0%	-	63.0%
Other	0.9%	0.0%	-	2.0%	0.9%	0.0%	-	2.0%
	100.0%				100.0%
Switzerland:
Asset Class
Equity Securities	0.0%	0.0%			0.0%	0.0%
Debt Securities	0.0%	0.0%			0.0%	0.0%
Other	100.0%	100.0%			100.0%	100.0%
	100.0%				100.0%

Actual allocations to each asset class can vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.

The following table presents Woodward’s pension plan assets using the fair value hierarchy established by U.S. GAAP as of September 30, 2013.

	At September 30, 2013
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$273	$149	$-	$-	$-	$-	$422
Mutual funds:
U.S. corporate bond fund	49,328	-	-	-	-	-	49,328
U.S. equity large cap fund	44,140	-	-	-	-	-	44,140
International equity large cap growth fund	35,777	-	-	-	-	-	35,777
Pooled funds:
Japanese equity securities	-	-	-	2,269	-	-	2,269
International equity securities	-	-	-	1,989	-	-	1,989
Japanese fixed income securities	-	-	-	4,414	-	-	4,414
International fixed income securities	-	-	-	1,535	-	-	1,535
Global target return equity/bond fund				11,324			11,324
Index linked U.K. equity fund	-	-	-	6,060	-	-	6,060
Index linked international equity fund	-	-	-	6,047	-	-	6,047
Index linked U.K. corporate bonds fund	-	-	-	15,810	-	-	15,810
Index linked U.K. government securities fund	-	-	-	4,176	-	-	4,176
Index linked U.K. long-term government securities fund	-	-	-	4,908	-	-	4,908
Insurance backed assets:
Insurance backed assets	-	-	-	-	-	1,976	1,976
Total assets	$129,518	$149	$-	$58,532	$-	$1,976	$190,175

Cash and cash equivalents: Cash and cash equivalents held by the Company's pension plans are held on deposit with creditworthy financial institutions.  The fair value of the cash and cash equivalents are based on the quoted market price of the respective currency in which the cash is maintained.

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

Changes in Level 3 pension plan assets consisted of the following:

For the Year Ended
September 30, 2013
Level 3 Assets

Fair value of Level 3 plan assets at beginning of year	$1,862
Actual return on plan assets	25
Contributions by the Company	205
Contributions by plan participants	214
Settlements	(406)
Foreign currency exchange rate changes	76
Fair value of Level 3 plan assets at end of year	$1,976

There were no transfers into or out of Level 3 assets in fiscal year 2013.

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

Certain participating retirees are required to contribute to the plans in order to maintain coverage.  The plans provide postretirement medical benefits for approximately 900 retired employees and their covered dependants and beneficiaries and may provide future benefits to approximately 60 active employees and their covered dependants and beneficiaries, upon retirement, if the employees elect to participate.  As the result of a plan amendment in fiscal year 2009, all the postretirement medical plans are fully insured for retirees who have attained age 65.
The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	2013	2012	2011
Weighted-average discount rate used to determine benefit obligation at September 30	5.14%	4.11%	5.54%
Weighted-average discount rate used to determine net periodic benefit cost for years ended September 30	4.11	5.54	5.84

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In the United States, Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding.    Beginning in fiscal year 2012, Woodward refined its existing estimation process for determining the discount rates in the United Kingdom and used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable,

AA-rated bonds.  In fiscal year 2011, Woodward used the iBoxx AA-rated corporate bond index (applicable for bonds over 15 years) to determine a blended rate to use as the benchmark in the United Kingdom.  Woodward’s assumed rate did not differ significantly from this benchmark.

Assumed healthcare cost trend rates at September 30, were as follows:

	2013	2012
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2018

Healthcare costs have generally trended upward in recent years, sometimes by amounts greater than 5%.  Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on projected fiscal year 2014 service and interest cost	$141	$(124)
Effect on accumulated postretirement benefit obligation at September 30, 2013	2,620	(2,303)

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	2013	2012	2011
Service cost	$71	$70	$92
Interest cost	1,244	1,798	1,974
Amortization of:
Net (gains) losses	(68)	91	128
Net prior service (benefit) cost	(158)	(550)	(871)
Net periodic (benefit) cost	$1,089	$1,409	$1,323

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits for the fiscal years ended September 30:

	Year Ended September 30,
	2013	2012
Changes in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$37,550	$32,923
Service cost	71	70
Interest cost	1,244	1,798
Premiums paid by plan participants	1,837	2,176
Net actuarial (gains) losses	(7,501)	5,412
Benefits paid	(4,206)	(4,846)
Foreign currency exchange rate changes	1	17
Accumulated postretirement benefit obligation at end of year	$28,996	$37,550
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$-	$-
Contributions by the company	2,369	2,670
Premiums paid by plan participants	1,837	2,176
Benefits paid	(4,206)	(4,846)
Fair value of plan assets at end of year	$-	$-
Funded status at end of year	$(28,996)	$(37,550)

The Company’s postretirement medical plan in the United Kingdom represents $543 of the total benefit obligation at September 30, 2013.  The Company paid $18 in medical benefits to participants of the United Kingdom postretirement medical plan in fiscal year 2013.

The following tables provide the amounts recognized in the statement of financial position and accumulated comprehensive loss (income) for the postretirement plans:

	Year Ended September 30,
	2013	2012
Amounts recognized in statement of financial position consist of:
Accrued liabilities	$(2,231)	$(2,639)
Other non-current liabilities	(26,765)	(34,911)
Funded status at end of year	$(28,996)	$(37,550)

Amounts recognized in accumulated other comprehensive loss (income) consist of:
Unrecognized net prior service (benefit) cost	$(794)	$(951)
Unrecognized net (gains) losses	(4,379)	3,053
Total amounts recognized	(5,173)	2,102
Deferred taxes	1,970	(794)
Amounts recognized in accumulated other comprehensive loss (income)	$(3,203)	$1,308

Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2013 or September 30, 2012.

The accumulated benefit obligations of the Company’s postretirement plans were $28,996 and $37,550 at September 30, 2013 and 2012, respectively.

Other changes in plan assets and benefit obligations recorded in accumulated other comprehensive income were as follows:

	Year Ended September 30,
	2013	2012
Net (gain) loss	$(7,501)	$5,412
Amortization of:
Net gains (losses)	68	(91)
Prior service benefit (cost)	158	550
Foreign currency exchange rate changes	-	4
Total recorded in accumulated other comprehensive loss (income)	$(7,275)	$5,875

Using foreign currency exchange rates as of September 30, 2013 and expected future service, it is anticipated that the future Company contributions to pay benefits, excluding participate contributions, will be as follows:

Year Ending September 30,
2014	$3,954
2015	4,028
2016	4,026
2017	3,956
2018	3,886
2019 – 2023	18,462

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Year Ended September 30,
	2013	2012	2011
Company contributions	$797	$792	$757

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

Dividends declared and paid during the 2013, 2012 and 2011 fiscal years were:

	Year Ended September 30,
	2013	2012	2011
Dividends declared and paid	$21,866	$21,351	$18,581
Dividend per share amount	0.32	0.31	0.27

Stock Repurchase Program

In July 2010, the Board of Directors authorized the repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that ended in July 2013 (the “2010 Authorization”).  Woodward purchased a total of 1,233 shares with an aggregate purchase price of $45,754,  1,132 shares with an aggregate purchase price of $44,110, and 208 shares with an aggregate purchase price of $6,837 of its common stock under the 2010 Authorization in fiscal years 2013, 2012 and 2011, respectively.

On July 24, 2013, Woodward’s Board of Directors approved a new stock repurchase plan, that replaced the 2010 Authorization, that authorizes the repurchase of up to $200,000 of its outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2016 (the “2013 Authorization”).  As of September 30, 2013, Woodward has purchased no shares under the 2013 Authorization.

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

Provisions governing the outstanding awards are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  The 2006 Plan was approved by stockholders and became effective on January 25, 2006.  No further grants will be made under the 2002 Plan.  The 2006 Plan made 7,410 shares of our common stock available for grants made on or after January 25, 2006, to members and directors of the Company, subject to annual award limits as specified in the 2006 Plan.  In October 2008, Woodward granted 70 shares of restricted stock from treasury stock shares to eligible management employees of MPC pursuant to the 2006 Plan.  These shares became fully vested in fiscal year 2011.  There were 3,120 shares of our common stock available for future grants as of September 30, 2013.

Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2013	2012	2011
Employee stock-based compensation expense	$9,414	$8,628	$6,590

Stock options

The 2006 Plan provides for the grant of up to 7,410 share of our common stock, including in the form of stock options, to its employees and directors.  Woodward believes that these stock options align the interests of its employees and directors with those of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, a  ten-year term, and a four-year vesting schedule at a rate of 25% per year.

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

	Year Ended September 30,
	2013			2012			2011
Expected term (years)	5.8	-	8.6	5.9	-	8.5	5.8	-	8.7
Estimated volatility	48.7%	-	54.9%	48.9%	-	55.6%	48.0%	-	54.0%
Estimated dividend yield	0.8%	-	1.0%	0.7%	-	1.1%	1.0%	-	1.3%
Risk-free interest rate	0.8%	-	1.3%	0.8%	-	1.6%	1.8%	-	2.6%

The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2013	2012	2011
Weighted-average grant date fair value of options	$15.84	$12.14	$15.00

The following is a summary of the activity for stock option awards during the fiscal year ended September 30, 2013:

	Number	Weighted-Average Exercise Price
Balance at September 30, 2012	4,556	$	$ 21.79
Options granted	693		$ 33.72
Options exercised	(796)		$ 13.71
Options forfeited	(30)		$ 29.11
Balance at September 30, 2013	4,423		$ 25.06

Exercise prices of stock options outstanding as of September 20, 2013 range from $9.83 to $44.54.

Changes in non-vested stock options during the fiscal year ended September 30, 2013 were as follows:

	Number	Weighted-Average Exercise Price
Balance at September 30, 2012	1,670	$27.07
Options granted	693	33.72
Options vested	(596)	26.26
Options forfeited	(30)	29.11
Balance at September 30, 2013	1,737	29.97

At September 30, 2013, there was approximately $11,544 of total unrecognized compensation cost, which assumes a weighted-average forfeiture rate of 5.2%, related to non-vested stock-based compensation arrangements granted under the 2002 Plan (for which no further grants will be made) and the 2006 Plan.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2013 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,423	$25.06	5.7	$69,796
Options vested and exercisable	2,685	21.89	4.1	50,888
Options vested and expected to vest	4,329	24.93	5.6	68,902

Other information follows:

	Year Ended September 30,
	2013	2012	2011
Total fair value of stock options vested	$7,271	$5,907	$5,587
Total intrinsic value of options exercised	19,692	12,521	10,145
Cash received from exercises of stock options	8,272	6,180	4,402
Excess tax benefit realized from exercise of stock options	5,154	3,990	3,558

Note 20.  Commitments and contingencies

Woodward has entered into operating leases for certain facilities and equipment with terms in excess of one year under agreements that expire at various dates.  Some leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments.  Future minimum rental payments required under these leases, excluding available option renewals, are as follows:

Year Ending September 30,
2014	$8,447
2015	6,660
2016	4,801
2017	4,019
2018	2,057
Thereafter	4,047
Total	$30,031

Rent expense for all operating leases totaled:

	Year Ended September 30,
	2013	2012	2011
Rent expense	$10,243	$10,247	$10,159

Woodward enters into unconditional purchase obligation arrangements (i.e. issuance of purchase orders, obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-

pay" contracts) in the normal course of business to ensure that adequate levels of sourced product are available to Woodward.  Future minimum unconditional purchase obligations are as follows:

Year Ending September 30,
2014	$287,187
2015	20,587
2016	150
2017	1
2018	-
Thereafter	40
Total	$307,965

Woodward also has construction related contractual obligations of approximately $44,000 as of September 30, 2013    related to the development of a second campus in the greater-Rockford, Illinois area, a new campus at its corporate headquarters in Fort Collins, Colorado, and a new facility in Niles, Illinois.

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

Woodward is currently involved in claims, pending or threatened litigation, other legal proceedings, investigations and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations.  Woodward accrues for known individual matters where it believes that it is probable the matter will result in a loss when ultimately resolved using estimates of the most likely amount of loss.

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

Note 21.  Segment information

Woodward serves the aerospace market and the energy market through its two reportable segments - Aerospace and Energy.  Woodward’s reportable segments are aggregations of Woodward’s operating segments.  Woodward uses reportable segment information internally to manage its business, including the assessment of business segment performance and decisions for the allocation of resources between segments.

The accounting policies of the reportable segments are the same as those of the Company.  Woodward evaluates segment profit or loss based on internal performance measures for each segment in a given period.  In connection with that assessment, Woodward excludes matters such as charges for restructuring costs, interest income and expense, and certain gains and losses from asset dispositions.

A summary of consolidated net sales and earnings by segment follows:

	Year Ended September 30,
	2013	2012	2011
Segment external net sales:
Aerospace	$1,061,477	$896,083	$843,032
Energy	874,499	969,544	868,670
Total consolidated net sales	$1,935,976	$1,865,627	$1,711,702
Segment earnings:
Aerospace	$166,122	$130,192	$129,502
Energy	98,940	126,441	113,872
Total segment earnings	265,062	256,633	243,374
Nonsegment expenses	(39,061)	(33,365)	(30,942)
Interest expense, net	(26,430)	(25,461)	(24,865)
Consolidated earnings before income taxes	$199,571	$197,807	$187,567

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	Year Ended September 30,
	2013	2012	2011
Segment assets:
Aerospace	$1,349,027	$1,059,754	$1,036,797
Energy	599,007	605,842	569,929
Total segment assets	1,948,034	1,665,596	1,606,726
Unallocated corporate property, plant and equipment, net	50,115	15,763	8,556
Other unallocated assets	207,535	178,605	166,152
Consolidated total assets	$2,205,684	$1,859,964	$1,781,434

Segment depreciation and amortization:
Aerospace	$49,887	$43,840	$50,167
Energy	20,890	21,738	21,691
Total segment depreciation and amortization	70,777	65,578	71,858
Unallocated corporate amounts	3,456	3,039	3,535
Consolidated depreciation and amortization	$74,233	$68,617	$75,393

Segment capital expenditures:
Aerospace	$74,964	$32,244	$34,007
Energy	28,137	22,590	14,168
Total segment capital expenditures	103,101	54,834	48,175
Unallocated corporate amounts	38,499	10,066	80
Consolidated capital expenditures	$141,600	$64,900	$48,255

Sales to General Electric were made by all of Woodward’s reportable segments and totaled approximately 15% of net sales in fiscal year 2013, 14% of net sales in fiscal year 2012, and 14% of net sales in fiscal year 2011.  Accounts receivable from General Electric totaled approximately 11% and 10% of accounts receivable at September 30, 2013 and 2012, respectively.

U.S. Government related sales from our reportable segments were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Total U.S. Government Related Sales
Fiscal year ended September 30, 2013
Aerospace	$104,410	$289,197	$393,607
Energy	3,649	8,106	11,755
Total net external sales	$108,059	$297,303	$405,362
Percentage of total net sales	6%	15%	21%

Fiscal year ended September 30, 2012
Aerospace	$78,075	$254,636	$332,711
Energy	3,904	7,228	11,132
Total net external sales	$81,979	$261,864	$343,843
Percentage of total net sales	4%	14%	18%

Fiscal year ended September 30, 2011
Aerospace	$67,116	$252,462	$319,578
Energy	3,448	7,530	10,978
Total net external sales	$70,564	$259,992	$330,556
Percentage of total net sales	4%	15%	19%

Accounts receivable from the U.S. Government totaled approximately 4% and 2% of accounts receivable at September 30, 2013 and 2012, respectively.

The customers who account for approximately 10% or more of sales to each of Woodward’s reporting segments for the fiscal year ended September 30, 2013 follow:

Customer
Aerospace	Boeing, General Electric, United Technologies
Energy	General Electric, Weichai Westport

Net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

	Year Ended September 30,
	2013	2012	2011
United States	$1,058,912	$927,345	$874,791
Europe (1)	480,922	542,753	473,054
Asia	287,742	288,738	264,493
Other countries	108,400	106,791	99,364
Consolidated net sales	$1,935,976	$1,865,627	$1,711,702

(1)	Net sales to customers in Germany accounted for 9%, 13%, and 12% of consolidated net sales for the years ended September 30, 2013, 2012, and 2011, respectively.

Property, plant, and equipment, net by geographical area, as determined by the physical location of the assets, were as follows:

	At September 30,
	2013	2012
United States	$285,038	$175,233
Germany	29,619	26,964
Other countries	35,391	32,308
Consolidated property, plant and equipment, net	$350,048	$234,505

Note 22.  Supplemental quarterly financial data (Unaudited)

Quarterly results for the fiscal years ended September 30, 2013 and September 30, 2012 follow:

	2013 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$408,339	$485,513	$483,759	$558,365
Gross margin (1)	118,766	137,413	134,277	169,249
Earnings before income taxes	38,537	50,336	35,497	75,201
Net earnings	27,368	42,446	23,663	52,465
Earnings per share
Basic earnings per share	0.40	0.62	0.35	0.77
Diluted earnings per share	0.39	0.61	0.34	0.76
Cash dividends per share	0.08	0.08	0.08	0.08

	2012 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$407,896	$468,793	$460,241	$528,697
Gross margin (1)	123,486	146,301	130,790	161,706
Earnings before income taxes	40,176	54,038	37,708	65,885
Net earnings	28,416	38,751	28,302	46,120
Earnings per share
Basic earnings per share	0.41	0.56	0.41	0.67
Diluted earnings per share	0.40	0.55	0.40	0.66
Cash dividends per share	0.07	0.08	0.08	0.08

Notes:

1.	Gross margin represents net sales less cost of goods sold excluding amortization expense.

Quarterly results by segment for the fiscal years ended September 30, 2013 and September 30, 2012 follow:

	2013 Fiscal Quarters
	First	Second	Third	Fourth
Segment external net sales:
Aerospace	$211,389	$270,493	$272,218	$307,377
Energy	196,950	215,020	211,541	250,988
Total	$408,339	$485,513	$483,759	$558,365
Segment earnings:
Aerospace	$31,568	$41,223	$38,949	$54,382
Energy	23,908	24,235	12,430	38,367
Total	$55,476	$65,458	$51,379	$92,749
Earnings reconciliation:
Total segment earnings	$55,476	$65,458	$51,379	$92,749
Nonsegment expenses	(10,551)	(8,174)	(9,227)	(11,109)
Interest expense, net	(6,388)	(6,948)	(6,655)	(6,439)
Consolidated earnings before income taxes	$38,537	$50,336	$35,497	$75,201

	2012 Fiscal Quarters
	First	Second	Third	Fourth
Segment external net sales:
Aerospace	$193,226	$224,337	$214,474	$264,046
Energy	214,670	244,456	245,767	264,651
Total	$407,896	$468,793	$460,241	$528,697
Segment earnings:
Aerospace	$27,060	$33,681	$21,536	$47,915
Energy	26,725	34,334	31,205	34,177
Total	$53,785	$68,015	$52,741	$82,092
Earnings reconciliation:
Total segment earnings	$53,785	$68,015	$52,741	$82,092
Nonsegment expenses	(7,427)	(7,509)	(8,687)	(9,742)
Interest expense, net	(6,182)	(6,468)	(6,346)	(6,465)
Consolidated earnings before income taxes	$40,176	$54,038	$37,708	$65,885

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.Controls and Procedures

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Furthermore, there have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 28, 2012, we acquired the Duarte Business as discussed in Note 4, Business acquisitions,  in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.  We considered the results of our pre-acquisition due diligence activities and the continuation by the Duarte Business of its established internal control over financial reporting as part of our overall evaluation of disclosure controls and procedures as of September 30, 2013.  The objectives of the Duarte Business’ established internal control over financial reporting are consistent, in all material respects, with Woodward objectives.  We are in the process of completing a more comprehensive review of the Duarte Business’ internal control over financial reporting, and will be implementing changes to better align its reporting and internal controls with the rest of Woodward.  As a result of the timing of the acquisition and the changes that are anticipated to be made, and in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses, we have excluded the Duarte Business from the September 30, 2013 assessment of Woodward’s internal control over financial reporting.  The Duarte Business will be included in the September 30, 2014 assessment of Woodward’s internal control over financial reporting.  The Duarte Business accounted for approximately 12.7% of Woodward’s total assets at September 30, 2013.  The Duarte Business accounted for 5.7% of Woodward’s total net sales for the fiscal year ended September 30, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013, the end of the Company’s most recent fiscal year.

Deloitte & Touche, LLP, an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2013, as stated in their report included in “Item 9A. – Controls and Procedures.”

Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Woodward, Inc.
Fort Collins, Colorado

We have audited the internal control over financial reporting of Woodward, Inc. and subsidiaries (the “Company”) as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Duarte Business, which was acquired on December 27, 2012 and whose financial statements constitute 12.7 % of  total assets and 5.7 % of net sales of the consolidated financial statement amounts as of and for the year ended September 30, 2013. Accordingly, our audit did not include the internal control over financial reporting at the Duarte Business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2013 of the Company and our report dated November 14, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
November 14, 2013

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees – Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held January 22, 2014 and is incorporated herein by reference.

The information required by this item relating to the identities and background of our executive officers and other corporate officers is included under the caption “Executive Officers of the Registrant” in Item 1 of this report.

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

Item 11.Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees – Director Compensation,” “Board Meetings and Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2014, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Woodward Stock,” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2014, and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees – Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held January 22, 2014 is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this Form 10-K.

Item 14.Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders – Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders – Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2014, and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

			Page Number in Form 10-K
(a)	(1)	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	55
		Consolidated Statements of Earnings for the fiscal years ended September 30, 2013, 2012, and 2011	56
		Consolidated Statements of Comprehensive Earnings for the fiscal years ended September 30, 2013, 2012, and 2011	57
		Consolidated Balance Sheets at September 30, 2013 and 2012	58
		Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2013, 2012, and 2011	59
		Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2013, 2012, and 2011	60
		Notes to Consolidated Financial Statements	61

(a)	(2)	Consolidated Financial Statement Schedule:
		Valuation and Qualifying Accounts	119

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a)	(3)	Exhibits Filed as Part of This Report:
‡	3.1	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008
‡	3.2	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008
‡	3.3	Certificate of Amendment of the Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011
‡	3.4	Bylaws of Woodward, Inc., as amended and restated on January 26, 2011, filed as Exhibit 3.2 to Current Report on Form 8-K filed January 28, 2011
†‡	10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000
†‡	10.2	Summary Description of Management Incentive Plan, filed as Exhibit 10.2 to Annual Report on Form 10-K filed November 18, 2010

†‡	10.3	2002 Stock Option Plan, effective January 1, 2002, filed as Exhibit 10(iii) to Quarterly Report on Form 10-Q filed May 9, 2002
†‡	10.4	Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Annual Report on Form 10-K filed December 9, 2002
†*	10.5	Summary of Non-Employee Director Meeting Fees and Compensation
†‡	10.6	Material Definitive Agreement with Thomas A. Gendron, filed as Exhibit 10.9 to Annual Report on Form 10-K filed November 20, 2009
†‡	10.7	Material Definitive Agreement with Robert F. Weber, Jr., filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 20, 2009
†‡	10.8	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006
†‡	10.9	Amendment No. 1 to the Woodward, Inc. 2006 Omnibus Incentive Plan, effective as of January 26, 2011, filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 16, 2011
†‡	10.10	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Quarterly Report on Form 10-Q filed July 25, 2007
†‡	10.11	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Current Report on Form 8-K filed November 21, 2007
†‡	10.12	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.12 to Annual Report on Form 10-K filed November 15, 2012
†*	10.13	Form of Non-Qualified Stock Option Agreement
†*	10.14

Form of Restricted Stock Agreement (This form of award agreement has only been entered into with Thomas A. Gendron in connection with the restricted stock award as described in the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2013.)

‡	10.15

Credit Agreement, dated as of July 10, 2013, by and among the Company, the foreign subsidiary borrowers party thereto, the institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2013

†*	10.16	Summary of Executive Officer Compensation
†‡	10.17	Dennis Benning Post Retirement Relocation Agreement, filed as Exhibit 10.17 to Annual Report on Form 10-K filed November 29, 2007
†‡	10.18	Dennis Benning Promotion Letter dated October 1, 2008, filed as Exhibit 10.18 to Annual Report on Form 10-K filed November 20, 2008
†‡	10.19	Chad Preiss Promotion Letter dated October 1, 2008, filed as Exhibit 10.19 to Annual Report on Form 10-K filed November 20, 2008
‡	10.20

Term Loan Credit Agreement, dated October 1, 2008, by and among the Company, the institutions from time to time parties thereto as lenders and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 7, 2008

‡	10.21

Amendment No. 1 to Term Loan Credit Agreement, dated as of March 30, 2009, by and among the Company, the financial institutions party to credit agreement referenced therein, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed April 23, 2009

‡	10.22

Amendment No. 2 to Term Loan Credit Agreement, dated as of January 4, 2012, by and among the Company, the financial institutions party to the credit agreement referenced therein, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to Current Report on Form 8-K filed January 10, 2012

‡	10.23	Note Purchase Agreement, dated October 1, 2008, by and among the Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 7, 2008
‡	10.24

Amendment No. 1 to 2008 Note Purchase Agreement, dated as of October 1, 2013, by and among the Company and the noteholders named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 4, 2013

‡	10.25	Note Purchase Agreement, dated April 3, 2009, by and among the Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed April 8, 2009
‡	10.26

Amendment No. 1 to 2009 Note Purchase Agreement, dated as of October 1, 2013, by and among the Company and the noteholders named therein, filed as Exhibit 10.3 to Current Report on Form 8-K filed October 4, 2013

‡	10.27	Note Purchase Agreement, dated October 1, 2013, by and among the Company and the purchasers named therein, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 4, 2013
‡	10.28

Asset Purchase Agreement, dated as of December 27, 2012, by and among the Company, Woodward HRT, Inc. GE Aviation Systems LLC and General Electric Company, filed as Exhibit 10.1 to Current Report on Form 8-K filed December 28, 2012

†‡	10.29	Form of Change in Control Agreement for the Company’s principal executive officer and principal financial officer, filed as Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2009
†‡	10.30

Form of Change in Control Agreement for the Company’s named executive officers other than the Company’s principal executive officer and principal financial officer, filed as Exhibit 10.2 to Current Report on Form 8-K filed December 18, 2009

†*	10.31	Executive Benefit Plan, as amended and restated as of September 18, 2013
†‡	10.32	Dennis Benning Confirmation of Assignment Extension Letter dated November 17, 2010, filed as Exhibit 10.28 to Annual Report on Form 10-K filed November 18, 2010
†‡	10.33	James D. Rudolph Promotion Letter, dated February 10, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 27, 2011
†‡	10.34	Mr. Martin V. Glass employment letter, dated April 27, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 26, 2011
†‡	10.35	Sagar Patel employment letter, dated June 17, 2011, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed July 26, 2011
†‡	10.36	Gerhard Lauffer Supplemental Agreement, dated September 25, 2012, filed as Exhibit 10.30 to Annual Report on Form 10-K filed November 15, 2012
†‡	10.37	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2008, filed as Exhibit 99.1 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.38	Amendment No. 1 to the Woodward Retirement Savings Plan, dated as of April 21, 2010, filed as Exhibit 99.2 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)

†‡	10.39	Amendment No. 2 to the Woodward Retirement Savings Plan, dated as of April 21, 2009, filed as Exhibit 99.3 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.40	Amendment No. 3 to the Woodward Retirement Savings Plan, dated as of November 8, 2009, filed as Exhibit 99.4 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.41	Amendment No. 4 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.5 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.42	Amendment No. 5 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.6 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.43	Amendment No. 6 to the Woodward Retirement Savings Plan, dated as of November 8, 2011, filed as Exhibit 99.7 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.44	Amendment No. 7 to the Woodward Retirement Savings Plan, dated as of March 1, 2013, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 26, 2013
*	21.1	Subsidiaries
*	23.1	Consent of Independent Registered Public Accounting Firm
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

† ‡	Management contract or compensatory plan or arrangement Incorporated by reference as an exhibit to this Report (file number 000-08408, unless otherwise indicated).
*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.

Date: November 14, 2013	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 14, 2013	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John D. Cohn	Director	November 14, 2013
John D. Cohn
/s/ Paul Donovan	Director	November 14, 2013
Paul Donovan
/s/ Thomas A. Gendron	Chairman of the Board	November 14, 2013
Thomas A. Gendron	and Director
/s/ John A. Halbrook	Director	November 14, 2013
John A. Halbrook
/s/ Mary L. Petrovich	Director	November 14, 2013
Mary L. Petrovich
/s/ Larry E. Rittenberg	Director	November 14, 2013
Larry E. Rittenberg
/s/ James R. Rulseh	Director	November 14, 2013
James R. Rulseh
/s/ Ronald M. Sega	Director	November 14, 2013
Ronald M. Sega
/s/ Gregg C. Sengstack	Director	November 14, 2013
Gregg C. Sengstack
/s/ Michael T. Yonker	Director	November 14, 2013
Michael T. Yonker

WOODWARD, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2013, 2012, and 2011

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year 2013	$7,217	$3,408	$5	$(1,758)	$8,872
Fiscal year 2012	2,322	4,139	1,074	(318)	7,217
Fiscal year 2011	2,228	1,028	159	(1,093)	2,322

Notes:

(a)	Includes recoveries of accounts previously written off.

(b)

Represents accounts written off and foreign currency exchange rate adjustments.  Currency translation adjustments resulted in a increase in the reserve of $155 in fiscal year 2013, an increase in the reserve of $4 in fiscal year 2012, and a decrease in the reserve of $69 in fiscal year 2011.