Form 10-Q
period 2013-12-31
Woodward, Inc.
filed 2014-01-22
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Yes ☐ No ☒

As of January 17, 2014, 67,205,099 shares of the common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Finanial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended
	December 31,
	2013	2012

Net sales	$429,042	$408,339
Costs and expenses:
Cost of goods sold	315,466	289,573
Selling, general and administrative expenses	37,328	36,418
Research and development costs	29,424	30,018
Amortization of intangible assets	8,484	7,667
Interest expense	6,062	6,456
Interest income	(59)	(68)
Other (income) expense, net (Note 15)	(607)	(262)
Total costs and expenses	396,098	369,802
Earnings before income taxes	32,944	38,537
Income tax expense	9,561	11,169
Net earnings	$23,383	$27,368

Earnings per share (Note 3):
Basic earnings per share	$0.35	$0.40
Diluted earnings per share	$0.34	$0.39

Weighted Average Common Shares Outstanding (Note 3):
Basic	67,724	68,461
Diluted	69,021	69,713
Cash dividends per share paid to Woodward common stockholders	$0.08	$0.08

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended
	December 31,
	2013	2012

Net earnings	$23,383	$27,368
Other comprehensive earnings:
Foreign currency translation adjustments	4,474	4,451
Taxes on changes in foreign currency translation adjustments	433	612
	4,907	5,063
Reclassification of net realized losses on derivatives to earnings	25	43
Taxes on changes in derivative transactions	(9)	(17)
	16	26
Minimum retirement benefit liability adjustments (Note 17)
Amortization of:
Prior service benefit	(22)	(23)
Net loss	194	451
Foreign currency exchange rate changes on minimum retirement benefit liabilities	(96)	(57)
Taxes on changes in minimum retirement liability adjustments	(27)	(134)
	49	237
Total comprehensive earnings	$28,355	$32,694

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2013	2013
ASSETS		(a)
Current assets:
Cash and cash equivalents	$54,590	$48,556
Accounts receivable, less allowance for uncollectible amounts of $8,508 and $8,872, respectively	306,789	381,065
Inventories	453,408	431,744
Income taxes receivable	10,577	14,071
Deferred income tax assets	43,027	43,027
Other current assets	41,886	38,650
Total current assets	910,277	957,113
Property, plant and equipment, net	375,589	350,048
Goodwill	562,516	561,458
Intangible assets, net	280,529	288,775
Deferred income tax assets	15,474	13,926
Other assets	55,788	47,198
Total assets	$2,200,173	$2,218,518
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$10,000	$-
Current portion of long-term debt	-	100,000
Accounts payable	133,906	145,541
Income taxes payable	9,053	7,848
Deferred income tax liabilities	800	800
Accrued liabilities	118,709	161,741
Total current liabilities	272,468	415,930
Long-term debt, less current portion	584,000	450,000
Deferred income tax liabilities	105,178	104,533
Other liabilities	108,395	105,510
Total liabilities	1,070,041	1,075,973
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	104,496	101,147
Accumulated other comprehensive earnings	20,087	15,115
Deferred compensation	4,151	4,007
Retained earnings	1,211,822	1,193,887
	1,340,662	1,314,262
Treasury stock at cost, 5,762 shares and 4,883 shares, respectively	(206,379)	(167,710)
Treasury stock held for deferred compensation, at cost, 235 shares and 232 shares, respectively	(4,151)	(4,007)
Total stockholders' equity	1,130,132	1,142,545
Total liabilities and stockholders' equity	$2,200,173	$2,218,518
(a) Retrospectively adjusted as discussed in Note 4, Business acquisitions

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$23,383	$27,368
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,116	17,941
Net gain on sales of assets	(29)	(1)
Stock-based compensation	3,894	3,438
Excess tax benefits from stock-based compensation	(280)	(2,088)
Deferred income taxes	(413)	(2,058)
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	25	43
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	73,226	71,423
Inventories	(20,645)	(15,543)
Accounts payable and accrued liabilities	(53,274)	(63,756)
Current income taxes	4,961	6,155
Retirement benefit obligations	(1,524)	(2,185)
Other	(4,007)	(763)
Net cash provided by operating activities	44,433	39,974
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(37,149)	(29,894)
Proceeds from sale of assets	40	11
Business acquisitions, net of cash acquired	-	(198,860)
Net cash used in investing activities	(37,109)	(228,743)
Cash flows from financing activities:
Cash dividends paid	(5,448)	(5,474)
Proceeds from sales of treasury stock	4,122	876
Payments for repurchases of common stock	(43,616)	-
Excess tax benefits from stock compensation	280	2,088
Borrowings on revolving lines of credit and short-term borrowings	165,094	15,000
Payments on revolving lines of credit and short-term borrowings	(71,094)	(15,329)
Proceeds from issuance of long-term debt	250,000	200,000
Payments of long-term debt	(300,000)	(1,875)
Payments of debt financing costs	(1,297)	-
Net cash provided by (used in) financing activities	(1,959)	195,286
Effect of exchange rate changes on cash and cash equivalents	669	1,110
Net change in cash and cash equivalents	6,034	7,627
Cash and cash equivalents at beginning of period	48,556	61,829
Cash and cash equivalents at end of period	$54,590	$69,456

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2012	-	72,960	(4,536)	(276)	$106	$97,826	$17,447	$(376)	$(28,794)	$(11,723)	$4,344	$1,069,811	$(147,905)	$(4,344)	$1,008,115

Net earnings	-	-	-	-	-	-	-	-	-	-	-	27,368	-	-	27,368
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	5,063	26	237	5,326	-	-	-	-	5,326
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(5,474)	-	-	(5,474)
Purchases of treasury stock	-	-	(109)	-	-	-	-	-	-	-	-	-	(3,978)	-	(3,978)
Sales of treasury stock	-	-	252	-	-	(4,509)	-	-	-	-	-	-	7,236	-	2,727
Tax benefit attributable to exercise of stock options	-	-	-	-	-	2,088	-	-	-	-	-	-	-	-	2,088
Stock-based compensation	-	-	-	-	-	3,438	-	-	-	-	-	-	-	-	3,438
Transfer of stock to deferred compensation plan	-	-	1	(1)	-	8	-	-	-	-	22	-	12	(22)	20
Purchases of stock by deferred compensation plan	-	-	-	-	-	-	-	-	-	-	21	-	-	(21)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(1)	-	-	1	-
Balances as of December 31, 2012	-	72,960	(4,392)	(277)	$106	$98,851	$22,510	$(350)	$(28,557)	$(6,397)	$4,386	$1,091,705	$(144,635)	$(4,386)	$1,039,630

Balances as of October 1, 2013	-	72,960	(4,883)	(232)	$106	$101,147	$25,742	$43	$(10,670)	$15,115	$4,007	$1,193,887	$(167,710)	$(4,007)	$1,142,545
Net earnings	-	-	-	-	-	-	-	-	-	-	-	23,383	-	-	23,383
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	4,907	16	49	4,972	-	-	-	-	4,972
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(5,448)	-	-	(5,448)
Purchases of treasury stock	-	-	(1,037)	-	-	-	-	-	-	-	-	-	(43,616)	-	(43,616)
Sales of treasury stock	-	-	158	-	-	(825)	-	-	-	-	-	-	4,947	-	4,122
Tax benefit attributable to exercise of stock options	-	-	-	-	-	280	-	-	-	-	-	-	-	-	280
Stock-based compensation	-	-	-	-	-	3,894	-	-	-	-	-	-	-	-	3,894
Purchases of stock by deferred compensation plan	-	-	-	(3)	-	-	-	-	-	-	145	-	-	(145)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(1)	-	-	1	-
Balances as of December 31, 2013	-	72,960	(5,762)	(235)	$106	$104,496	$30,649	$59	$(10,621)	$20,087	$4,151	$1,211,822	$(206,379)	$(4,151)	$1,130,132

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2013 and for the three-months ended December 31, 2013 and December 31, 2012, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2013, and the statements of earnings, comprehensive earnings, cash flows, and changes in the statement of stockholders’ equity for the periods presented herein.  The results of operations for the three-months ended December 31, 2013 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

The Condensed Consolidated Balance Sheet as of September 30, 2013 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended.  During the three-months ended December 31, 2013, Woodward completed purchase accounting valuation estimates related to the acquisition of the Duarte Business (as defined below in Note 4, Business acquisitions) and, as a result, retrospectively adjusted the valuations of certain liabilities with a corresponding increase to goodwill and intangible assets as of the acquisition date.  The retrospective adjustments amounted to approximately $12,800 and primarily relate to long-term performance obligations and other accrued liabilities. Changes since the acquisition date to the valuations of the assets and liabilities acquired resulted in insignificant changes to Woodward’s previously reported earnings and therefore prior reported earnings have not been restated.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendments require companies to provide information about the amounts reclassified out of accumulated comprehensive income by component.  ASU 2013-02 requires a company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated comprehensive income by respective line items of net income, but only if the amount so reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012 (fiscal year 2014 for Woodward).  As the requirements of ASU 2013-02 are disclosure related only, it did not have a material impact on Woodward’s Consolidated Financial Statements.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended
	December 31,
	2013	2012
Numerator:
Net earnings	$23,383	$27,368
Denominator:
Basic shares outstanding	67,724	68,461
Dilutive effect of stock options and restricted stock	1,297	1,252
Diluted shares outstanding	69,021	69,713
Income per common share:
Basic earnings per share	$0.35	$0.40
Diluted earnings per share	$0.34	$0.39

The following stock option grants were outstanding during the three-months ended December 31, 2013 and 2012, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended
	December 31,
	2013	2012
Options	39	68
Weighted-average option price	$41.33	$37.20

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended
	December 31,
	2013	2012
Weighted-average treasury stock shares held for deferred compensation obligations	234	276

Note 4.  Business acquisitions

Duarte Business Acquisition

On December 27, 2012, Woodward entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with GE Aviation Systems LLC (the “Seller”) and General Electric Company for the acquisition of substantially all of the assets and certain liabilities related to the Seller’s thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”) for an aggregate purchase price of $200,000.  The acquisition was completed on December 28, 2012 and, based on customary purchase price adjustments, Woodward paid cash at closing in the amount of $198,900.    Woodward and

the Seller have not agreed on any contractual adjustments based on the customary post-closing provisions of the Asset Purchase Agreement.  Woodward believes any such adjustments would not be material.

The Duarte Business develops and manufactures motion control technologies and platforms, more specifically thrust reverser actuation systems.  The Duarte Business serves customers such as Airbus, Boeing, General Electric, Safran and the U.S. Government.  Its products are used primarily on commercial aircraft such as the Boeing 737, 747 and 777, and the Airbus A320.  The Duarte Business has been integrated into Woodward’s Aerospace segment.

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

The purchase price of the Duarte Business is as follows:

Cash paid to Seller	$198,900
Less cash acquired	(40)
Total purchase price	$198,860

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

During the three-months ended December 31, 2013, Woodward completed its purchase accounting valuation estimates and, as a result, retrospectively adjusted the valuations of certain liabilities with a corresponding increase to goodwill and intangible assets as of the acquisition date.  The retrospective adjustments amounted to approximately $12,800 and primarily relate to long-term performance obligations and other accrued liabilities.  Changes since the acquisition date to the valuations of the assets and liabilities acquired resulted in insignificant changes to Woodward’s previously reported earnings and therefore prior reported earnings have not been restated.  The allocation of the purchase price to the assets and liabilities assumed was finalized as of December 27, 2013.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of the Duarte Business:

Accounts receivable	$14,245
Inventories	30,149
Other current assets	10,370
Property, plant, and equipment	11,804
Goodwill	98,310
Intangible assets	89,700
Other noncurrent assets	18,097
Total assets acquired	272,675
Other current liabilities	32,509
Other noncurrent liabilities	41,306
Total liabilities assumed	73,815
Net assets acquired	$198,860

Assumed liabilities include $4,758 and $17,939 of current and long-term performance obligations, respectively, for contractual commitments that are expected to result in future economic losses.

The Asset Purchase Agreement included commitments for the Duarte Business to continue to provide services to the Seller unrelated to the core business acquired, for which Woodward will continue to be paid by the Seller.  Assumed liabilities include $12,985 and $23,215 of current and long-term performance obligations, respectively, for services to be provided to the Seller, offset by $8,103 and $18,097 of current and long-term assets, respectively, related to contractual payments due from the Seller.

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

A summary of the estimated intangible assets acquired, weighted-average useful lives, and amortization methods follows:

	Estimated Amounts	Weighted-Average Useful Life		Amortization Method
Customer relationships and contracts	$77,000	20	years	Straight-line
Process technology	5,000	25	years	Straight-line
Backlog	7,700	3	years	Accelerated
Total	$89,700

Net sales for the Duarte Business subsequent to the date it was acquired by Woodward were $31,432 for the three-months ended December 31, 2013.  Earnings of the Duarte Business subsequent to the date it was acquired by Woodward for the three-months ended December 31, 2013 were slightly accretive to the consolidated net earnings of Woodward.  Due to the timing of the acquisition, there were no net sales or operating expenses from the Duarte Business included in the Condensed Consolidated Statements of Earnings for the three-months ended December 31, 2012.

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

Prior to the acquisition of the Duarte Business,  the Duarte Business was a wholly owned business of the Seller, and as such was not a stand-alone entity for financial reporting purposes.  Accordingly, the historical operating results of the Duarte Business may not be indicative of the results that might have been achieved, historically or in the future, if the Duarte Business had been a stand-alone entity.  The unaudited pro forma results for the three-months ended December 31, 2013 and December 31, 2012 include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for depreciation expense for property, plant and equipment, adjustments for acquired performance obligations, transaction costs incurred, adjustments to interest expense, and related tax effects.

The unaudited pro forma results for the three-month periods ended December 31, 2013 and December 31, 2012, compared to the actual results reported in these Condensed Consolidated Financial Statements, follow:

	Three-Months Ended December 31, 2013		Three-Months Ended December 31, 2012
	As reported	Pro forma	As reported	Pro forma
Net sales	$429,042	$429,042	$408,339	$438,739
Net earnings	23,383	23,632	27,368	28,438
Earnings per share:
Basic earnings per share	$0.35	$0.35	$0.40	$0.42
Diluted earnings per share	0.34	0.34	0.39	0.41

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

The Company incurred transaction costs of $1,707 for the three-months ended December 31, 2012, which are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings.    No additional transaction costs were incurred in the three-months ended December 31, 2013.

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of December 31, 2013 or September 30, 2013.

	At December 31, 2013				At September 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$36,025	$-	$-	$36,025	$35,839	$-	$-	$35,839
Investments in money market funds	9,984	-	-	9,984	2,950	-	-	2,950
Investments in reverse repurchase agreements	8,581	-	-	8,581	9,767	-	-	9,767
Equity securities	9,434	-	-	9,434	8,285	-	-	8,285
Total financial assets	$64,024	$-	$-	$64,024	$56,841	$-	$-	$56,841

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

The estimated fair values and carrying costs of financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2013		At September 30, 2013
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	15,163	14,735	6,718	8,114
Liabilities:
Short-term borrowings	2	(10,000)	(10,000)	-	-
Long-term debt	2	(614,588)	(584,000)	(588,297)	(550,000)

In fiscal years 2013 and 2014, Woodward received long-term notes from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its aerospace business.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 3.8% at December 31, 2013 and 4.3% at September 30, 2013.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipality notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term note were 3.8% at December 31, 2013 and 4.3% at September 30, 2013.

The fair values of short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts because such borrowings are expected to be repaid or settled for their carrying amounts within a short period of time.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.9% and 2.0% as of December 31, 2013 and September 30, 2013, respectively.

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

Woodward did not enter into any derivatives or hedging transactions during the three-months ended December 31, 2013 and December 31, 2012.

The remaining unrecognized gain and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses (“accumulated OCI”), were net gains of $96 and $71 as of December 31, 2013 and September 30, 2013, respectively.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Condensed Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended December 31,
	2013	2012
Amount of (Income) Expense Recognized in Earnings on Derivative	$25	$43
Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	-	-
Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	25	43

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of December 31, 2013, Woodward expects to reclassify $99 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 7.  Supplemental statement of cash flows information

	Three-Months Ended December 31,
	2013	2012
Interest paid, net of amounts capitalized	$12,299	$11,981
Income taxes paid	4,601	8,463
Income tax refunds received	-	2,073
Non-cash activities:
Purchases of property, plant and equipment on account	3,414	2,612
Notes receivable from municipalities for economic development incentives	6,486	-
Cashless exercise of stock options	-	1,871
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	-	2,106

Note 8.  Inventories

	December 31,	September 30,
	2013	2013
Raw materials	$63,731	$67,599
Work in progress	85,793	87,808
Component parts (1)	251,791	229,508
Finished goods	52,093	46,829
	$453,408	$431,744

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 9.  Property, plant, and equipment

	December 31,	September 30,
	2013	2013
Land and land improvements	$57,441	$57,562
Buildings and improvements	198,315	195,008
Leasehold improvements	20,614	18,924
Machinery and production equipment	316,552	305,692
Computer equipment and software	99,507	97,538
Office furniture and equipment	24,510	24,400
Other	17,781	14,197
Construction in progress	97,754	81,428
	832,474	794,749
Less accumulated depreciation	(456,885)	(444,701)
Property, plant and equipment, net	$375,589	$350,048

Woodward is developing a second campus in the greater-Rockford, Illinois area for its aerospace business in order to address the growth expected over the next ten years and beyond and to support a substantial number of recently awarded new system platforms, particularly on narrow-body aircraft.  Included in construction in progress at December 31, 2013 and September 30, 2013 are $27,803 and $15,691, respectively, of costs associated with the construction of the second campus, including $737 and $444, respectively, of capitalized interest.

Woodward is also developing a new campus at its corporate headquarters in Fort Collins, Colorado to support the continued growth of its energy business by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Included in construction in progress at December 31, 2013 and September 30, 2013 are $14,651 and $10,514, respectively, of costs associated with the construction of the new campus, including $532 and $394, respectively, of capitalized interest.

In addition, in September 2013, Woodward invested in a building site in Niles, Illinois.  Woodward is building a new facility on this site for its aerospace business and will relocate some of its operations currently residing in nearby Skokie, Illinois to this new facility.  Included in construction in progress at December 31, 2013 and September 30, 2013 are $15,322 and $12,067, respectively, of costs associated with the construction of the new facility, including $346 and $0 respectively, of capitalized interest.

For the three-months ended December 31, 2013 and December 31, 2012, Woodward recorded depreciation expense of the following:

	Three-Months Ended
	December 31,
	2013	2012
Depreciation expense	$10,632	$10,273

For the three-months ended December 31, 2013 and December 31, 2012, Woodward had capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended
	December 31,
	2013	2012
Capitalized interest	$975	$100

Note 10.  Goodwill

	September 30, 2013	Effects of Foreign Currency Translation	December 31, 2013
Aerospace	$455,107	$158	$455,265
Energy	106,351	900	107,251
Consolidated	$561,458	$1,058	$562,516

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

During the three-months ended December 31, 2013 there were no events or changes in operation that triggered a need to assess goodwill for possible impairment.  As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business in assessing goodwill for possible indications of impairment.  There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain reporting units, the current economic environment, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Note 11.  Intangible assets,  net

	December 31, 2013			September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,257	$(82,266)	$199,991	$282,225	$(77,288)	$204,937
Energy	42,113	(30,510)	11,603	42,008	(29,711)	12,297
Total	$324,370	$(112,776)	$211,594	$324,233	$(106,999)	$217,234

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	20,316	(15,129)	5,187	20,218	(14,722)	5,496
Total	$20,316	$(15,129)	$5,187	$20,218	$(14,722)	$5,496

Process technology:
Aerospace	$76,734	$(27,545)	$49,189	$76,718	$(26,129)	$50,589
Energy	23,598	(12,143)	11,455	23,458	(11,699)	11,759
Total	$100,332	$(39,688)	$60,644	$100,176	$(37,828)	$62,348

Other intangibles:
Aerospace	$47,360	$(45,129)	$2,231	$47,351	$(44,572)	$2,779
Energy	2,669	(1,796)	873	2,631	(1,713)	918
Total	$50,029	$(46,925)	$3,104	$49,982	$(46,285)	$3,697

Total intangibles:
Aerospace	$406,351	$(154,940)	$251,411	$406,294	$(147,989)	$258,305
Energy	88,696	(59,578)	29,118	88,315	(57,845)	30,470
Consolidated Total	$495,047	$(214,518)	$280,529	$494,609	$(205,834)	$288,775

For the three-months ended December 31, 2013 and December 31, 2012, Woodward recorded amortization expense of the following:

	Three-Months Ended
	December 31,
	2013	2012
Amortization expense	$8,484	$7,667

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2014 (remaining)	$25,036
2015	29,457
2016	27,752
2017	25,980
2018	25,150
Thereafter	147,154
$280,529

Note 12.  Credit facilities, short-term borrowings and long-term debt

	December 31,	September 30,
	2013	2013
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due July 2018, unsecured	$94,000	$-
Series B notes – 5.63%, due October 2013; unsecured	-	100,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	-
Series H notes – 4.03%, due November 2023; unsecured	25,000	-
Series I notes – 4.18%, due November 2025; unsecured	25,000	-
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	-
Series K notes – 4.03%, due November 2023; unsecured	50,000	-
Series L notes – 4.18%, due November 2025; unsecured	50,000	-
Long-term borrowings under Line of Credit - Variable rate of 1.06% at September 30, 2013; unsecured	-	200,000
Total debt	594,000	550,000
Less: short-term borrowings and the current portion of long-term debt	(10,000)	(100,000)
Long-term debt, excluding current portion	$584,000	$450,000

Woodward maintains a $600,000 revolving credit facility established under a revolving credit agreement between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $800,000, subject to lenders’ participation, and matures in July 2018.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  Under the Revolving Credit Agreement, there were $94,000 of outstanding borrowings as of December 31, 2013, at an effective interest rate of 1.26%, and no borrowings outstanding as of September 30, 2013.  Of the $94,000 of outstanding borrowings as of December 31, 2013, $84,000 was classified as long-term.

The Revolving Credit Agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $60,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.  In addition, the Revolving Credit Agreement includes the following financial covenants: (i) a maximum permitted leverage ratio of consolidated net debt to consolidated earnings before interest, taxes, depreciation, stock-based compensation, and amortization, plus any usual non-cash charges to the extent deducted in computing net income minus any usual non-cash gains to the extent added in computing net income (“Leverage Ratio”) for Woodward and its consolidated subsidiaries not to exceed 3.5 to 1.0, which ratio, subject to certain restrictions, may increase to 4.0 to 1.0 for the fiscal quarter (and the immediately following fiscal quarter) during which a permitted acquisition occurs and to 3.75 to 1.0 for the next two succeeding fiscal quarters, and (ii) a minimum consolidated net worth of $800,000, plus 50% of Woodward’s positive net income for the prior fiscal year and plus 50% of Woodward’s net cash proceeds resulting from certain issuances of stock, subject to certain adjustments.

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

Woodward issued the Series J, K and L Notes (the “Second Closing Notes” and, together with the 2008 Notes, 2009 Notes and First Closing Notes, the “Notes”) on November 15, 2013 and used the proceeds to partially repay the uncommitted line of credit as discussed below.

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of December 31, 2013, the Series J Notes bore interest at an effective rate of 1.49%.

None of the Notes were registered under the Securities Act of 1933 and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Holders of the Notes do not have any registration rights.

All of the issued Notes are held by multiple institutions.

Woodward’s obligations under the Notes are guaranteed by Woodward FST, Inc., Woodward MPC, Inc., and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.  Woodward’s obligations under the Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under its revolving credit facility.

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

Woodward, at its option, is permitted at any time to prepay all, or from time to time to prepay any part of, the then outstanding principal amount of any series of the Notes at 100% of the principal amount of the series of Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable prepayment compensation amount. The prepayment compensation amount, as to the Notes other than the floating rate Notes, is computed by discounting the remaining scheduled payments of interest and principal of the Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the Notes being prepaid. The prepayment compensation amount, as to the floating rate Notes, generally is computed as a percentage of the principal amount of such floating rate Notes equal to (a) 2%, on or prior to November 15, 2014, (b) 1%, after November 15, 2014 and on or prior to November 15, 2015, and (c) 0% after November 15, 2015.

In connection with the 2013 Note Purchase Agreement, Woodward incurred approximately $1,400 in financing costs, which will be deferred and amortized using the straight-line method over the life of the agreement.

Required future principal payments of the Notes as of December 31, 2013 are as follows:

Year Ending September 30:
2014 (remaining)	$-
2015	-
2016	107,000
2017	-
2018	-
Thereafter	393,000
$500,000

In connection with the acquisition of the Duarte Business, on December 21, 2012 Woodward entered into a 364 day uncommitted line of credit with JPMorgan Chase Bank, N.A. (the “Line of Credit”).  The Line of Credit provided for unsecured loans to Woodward of up to $200,000 on a revolving basis.  Loans made under the Line of Credit bore interest at a floating rate based, at the Company’s option, on either the prime rate or an adjusted LIBOR.  The Line of Credit was repaid in full and terminated on December 20, 2013.

Short-term borrowings

A Chinese subsidiary of Woodward has a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at December 31, 2013 and September 30, 2013.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of December 31, 2013 and September 30, 2013 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Note 13.  Accrued liabilities

	December 31,	September 30,
	2013	2013
Salaries and other member benefits	$29,276	$66,212
Warranties	16,236	15,224
Interest payable	5,897	11,437
Current portion of acquired performance obligations and unfavorable contracts (1)	23,827	23,977
Accrued retirement benefits	2,269	2,276
Deferred revenues	6,047	6,304
Taxes, other than income	7,918	6,504
Other	27,239	29,807
	$118,709	$161,741
(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

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

	Three-Months Ended December 31,
	2013	2012
Warranties, beginning of period	$15,224	$15,742
Expense	2,520	2,129
Increases due to acquisition of Duarte Business	-	157
Reductions for settling warranties	(1,703)	(2,776)
Foreign currency exchange rate changes	195	161
Warranties, end of period	$16,236	$15,413

Note 14.  Other liabilities

	December 31,	September 30,
	2013	2013
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$39,254	$39,956
Total unrecognized tax benefits, net of offsetting adjustments	20,729	20,343
Acquired performance obligations and unfavorable contracts (1)	21,300	23,951
Other	27,112	21,260
	$108,395	$105,510
(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

Note 15.  Other (income) expense, net

	Three-Months Ended
	December 31,
	2013	2012
Net gain on sale of assets	$(29)	$(1)
Rent income	(149)	(129)
Net gain on investments in deferred compensation program	(428)	(109)
Other	(1)	(23)
	$(607)	$(262)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ended
	December 31,
	2013	2012
Earnings before income taxes	$32,944	$38,537
Income tax expense	9,561	11,169
Effective tax rate	29.0%	29.0%

Gross unrecognized tax benefits as of December 31, 2013 and September 30, 2013 were $22,128 and $22,694, respectively.  Included in the balance of unrecognized tax benefits as of December 31, 2013 and September 30, 2013 are $18,145 and $17,838, respectively, of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $366 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of $2,165 as of December 31, 2013 and $2,066 as of September 30, 2013.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended
	December 31,
	2013	2012
Company costs	$5,289	$4,924

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

In connection with the acquisition of the Duarte Business,  Woodward did not assume the Seller’s postretirement benefit obligations under the Duarte Business’ defined benefit pension plan as they existed at the time of closing of the transaction.  Under the terms of the Asset Purchase Agreement, Woodward established a new defined benefit pension plan for the Duarte Business employees who were beneficiaries of the Seller’s defined benefit pension plan (the “Duarte Pension Plan”).  Subsequently, Woodward and the Duarte Union agreed that, effective as of the close of business on July 31, 2013, the Duarte Pension Plan would be amended to cease all future benefit accruals to current participants in the plan.  In addition, the Duarte Pension Plan was closed to new entrants as of July 31, 2013.

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended December 31,
	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Service cost	$872	$1,107	$259	$281	$1,131	$1,388
Interest cost	1,610	1,392	595	548	2,205	1,940
Expected return on plan assets	(2,434)	(2,045)	(757)	(679)	(3,191)	(2,724)
Amortization of:
Net actuarial (gain) loss	83	344	161	124	244	468
Prior service cost (benefit)	19	19	(1)	(2)	18	17
Net periodic retirement pension (benefit) cost	$150	$817	$257	$272	$407	$1,089
Contributions paid	$100	$1,500	$1,571	$1,814	$1,671	$3,314

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended
	December 31,
	2013	2012
Service cost	$12	$18
Interest cost	358	311
Amortization of:
Net actuarial (gain) loss	(50)	(17)
Prior service cost (benefit)	(40)	(40)
Net periodic other postretirement (benefit) cost	$280	$272
Contributions paid	$506	$756

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans.  As a result, the actual funding in fiscal year 2014 may differ from the current estimate.  Woodward estimates its remaining cash contributions in fiscal year 2014 will be as follows:

Retirement pension benefits:
United States	$400
United Kingdom	1,402
Japan	-
Switzerland	187
Other postretirement benefits	3,448

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended
	December 31,
	2013	2012
Company contributions	$190	$210

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

	Three-Months Ended
	December 31,
	2013			2012
Expected term (years)	5.8	-	8.6	5.8	-	8.6
Estimated volatility	38.5%			48.7%	-	54.9%
Estimated dividend yield	0.8%			1.0%
Risk-free interest rate	1.7%	-	2.5%	0.8%	-	1.3%

The following is a summary of the activity for stock option awards during the three-months ended December 31, 2013:

	Three-Months Ended
	December 31, 2013
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	4,423	$25.06
Options granted	694	40.99
Options exercised	(157)	26.22
Options forfeited	(13)	35.77
Options, ending balance	4,947	27.23

Changes in non-vested stock options during the three-months ended December 31, 2013 were as follows:

	Three-Months Ended
	December 31, 2013
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	1,737	$29.97
Options granted	694	40.99
Options vested	(647)	28.61
Options forfeited	(13)	35.77
Options, ending balance	1,771	34.75

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2013 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,947	$27.23	6.1	$90,914
Options vested and exercisable	3,176	23.04	4.6	71,670
Options vested and expected to vest	4,796	26.96	6.0	89,459

Restricted Stock

In the first quarter of fiscal year 2014, Woodward granted an award of 24 shares of restricted stock to its Chief Executive Officer and President, Thomas Gendron.  Subject to Mr. Gendron’s continued employment by the Company, these shares of restricted stock will vest 100% following the end of the Company’s fiscal year 2017 if a cumulative earnings per share (“EPS”) target is met or exceeded for fiscal years 2014 through 2017.  If this EPS target is not met, all shares of restricted stock will be forfeited by Mr. Gendron.

The shares of restricted stock were awarded to Mr. Gendron pursuant to a form restricted stock agreement approved by Woodward’s Compensation Committee (the “Committee”), which generally provides that: if the recipient of a restricted stock award is terminated from the Company for any reason other than death or disability during the restricted period, all shares of restricted stock will be immediately forfeited; if the recipient dies or becomes permanently disabled prior to the recipient’s termination and during the restricted period, all restrictions will lapse and the shares of restricted stock will fully vest immediately; similarly, in the event of a Change in Control (as defined in the form of restricted stock agreement) of the Company during the restricted period and prior to the recipient’s termination for any reason, all restrictions will lapse and the shares of restricted stock will fully vest immediately; during the restricted period, a recipient may exercise full voting rights with respect to the shares of restricted stock; dividends on the shares of restricted stock will accrue, but will not be paid, during the restricted period; and all dividends accrued during the restricted period will be paid upon any vesting of the shares of restricted stock, without payment of interest, provided that if the shares of restricted stock are forfeited for any reason, all accrued dividends will likewise be forfeited.  The form of restricted stock agreement also includes adjustment provisions in the event the Company engages in certain recapitalization or similar transactions or in the event of a change of law or regulation.  Upon vesting, shares become freely transferrable.

Woodward recognizes stock compensation on a straight-line basis over the requisite service period.

A summary for the activity for restricted stock awards in the three-months ended December 31, 2013 follows:

	Three-Months Ended
	December 31, 2013
	Number		Fair Value per Share
Beginning balance	-	$	n/a
Shares granted	24		39.43
Shares vested	-		n/a
Shares forfeited	-		n/a
Ending balance	24		39.43

At December 31, 2013, there was approximately $18,441 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan (for which no further grants will be made) and the 2006 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended
	December 31,
	2013	2012
Segment external net sales:
Aerospace	$229,872	$211,389
Energy	199,170	196,950
Total consolidated net sales	$429,042	$408,339
Segment earnings:
Aerospace	$22,549	$31,568
Energy	27,071	23,908
Total segment earnings	49,620	55,476
Nonsegment expenses	(10,673)	(10,551)
Interest expense, net	(6,003)	(6,388)
Consolidated earnings before income taxes	$32,944	$38,537

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	December 31, 2013	September 30, 2013
Segment assets:
Aerospace	$1,331,896	$1,361,861
Energy	586,846	599,007
Total segment assets	1,918,742	1,960,868
Unallocated corporate property, plant and equipment, net	57,824	50,115
Other unallocated assets	223,607	207,535
Consolidated total assets	$2,200,173	$2,218,518

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

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

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements.  Other factors are discussed under the caption “Risk Factors” in Part I, Item 1A in our most recent Annual Report on Form 10-K filed with the SEC (our “Form 10-K”), as updated from time to time in our subsequent Securities and Exchange Commission (“SEC”) filings, and incorporated herein by reference.  We undertake no obligation to revise or update any forward-looking statements for any reason.

Unless we have indicated otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward, Inc. and its consolidated subsidiaries.

Except where we have otherwise indicated or the context otherwise requires, amounts presented in this Form 10-Q are in thousands, except per share amounts.

This discussion should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K and the Condensed Consolidated Financial Statements and Notes included therein and in this report.

Non-U.S. GAAP Financial Measures

Earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), and free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

EBIT and EBITDA for the three-months ended December 31, 2013 and December 31, 2012 were as follows:

	Three-Months Ended December 31,
	2013	2012
Net earnings	$23,383	$27,368
Income taxes	9,561	11,169
Interest expense	6,062	6,456
Interest income	(59)	(68)
EBIT	38,947	44,925
Amortization of intangible assets	8,484	7,667
Depreciation expense	10,632	10,273
EBITDA	$58,063	$62,865

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  As EBIT and EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded.  Our calculations of EBIT and EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

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

Free cash flow for the three-months ended December 31, 2013 and December 31, 2012 were as follows:

	Three-Months Ended December 31,
	2013	2012
Net cash provided by operating activities	$44,433	$39,974
Payments for property, plant and equipment	(37,149)	(29,894)
Free cash flow	$7,284	$10,080

OVERVIEW

Operational Highlights

Net sales for the first quarter of fiscal year 2014 were $429,042, compared to $408,339 for the first quarter of the prior fiscal year.  Organic net sales, which excludes the Duarte Business discussed below, were $397,610 for the first quarter of fiscal year 2014, a decrease of 2.6% from the first quarter of the prior fiscal year.

Historically, sales in the first quarter of our fiscal year have generally been lower than the final three quarters of the fiscal year due to the observance of various holidays and scheduled plant shutdowns for annual maintenance, as well as variability in customer buying patterns.

EBIT for the first quarter of fiscal year 2014 was $38,947, down 13.3% from $44,925 in the same period of fiscal year 2013.

Net earnings for the first quarter of fiscal year 2014 were $23,383, or $0.34 per diluted share, compared to $27,368, or $0.39 per diluted share, for the first quarter of fiscal year 2013.

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

The Duarte Business develops and manufactures motion control technologies and platforms, more specifically thrust reverser actuation systems.  The Duarte Business serves customers such as Airbus, Boeing, General Electric, Safran and the U.S. Government.  Its products are used primarily on commercial aircraft, such as the Boeing 737, 747 and 777, and the Airbus A320.  The Duarte Business has been integrated into Woodward’s Aerospace segment and included in our operating results since the acquisition.

Due to the timing of the closing of the acquisition, the Duarte Business had no impact on net sales, and except for acquisition costs of $1,707, had no impact on EBIT or net earnings for the first quarter of fiscal year 2013.

Liquidity Highlights

Net cash provided by operating activities for the first quarter of fiscal year 2014 was $44,433, compared to $39,974 for the same period of fiscal year 2013.

Free cash flow for the first quarter of fiscal year 2014 was $7,284, compared to free cash flow of $10,080 for the same period of fiscal year 2013.  EBITDA decreased by $4,802 to $58,063 for the first quarter of fiscal year 2014 from $62,865 for the same period of fiscal year 2013, primarily due to decreased net earnings.

On October 1, 2013, we entered into a note purchase agreement (the “2013 Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.  We issued the Series G, H and I Notes on October 1, 2013 in an aggregate principal amount of $100,000 and used the proceeds to repay all of the outstanding balance on the Series B Notes due October 1, 2013.  We issued the Series J, K and L Notes in an additional $150,000 aggregate principal amount on November 15, 2013 and used the proceeds to partially repay the uncommitted line of credit discussed below.

In connection with the acquisition of the Duarte Business on December 21, 2012, we entered into the Line of Credit, which provided for unsecured loans to the Company of up to $200,000 on a revolving basis.  The Line of Credit was repaid in full and terminated on December 20, 2013.

At December 31, 2013, we held $54,590 in cash and cash equivalents, and had total outstanding debt of $594,000 with additional borrowing availability of $500,647 under our $600,000 revolving credit facility, net of outstanding letters of credit.  There was additional borrowing capacity of $28,063 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended
	December 31, 2013	% of Net Sales	December 31, 2012	% of Net Sales
Net sales	$429,042	100%	$408,339	100%
Costs and expenses:
Cost of goods sold	315,466	73.5	289,573	70.9
Selling, general, and administrative expenses	37,328	8.7	36,418	8.9
Research and development costs	29,424	6.9	30,018	7.4
Amortization of intangible assets	8,484	2.0	7,667	1.9
Interest expense	6,062	1.4	6,456	1.6
Interest income	(59)	0.0	(68)	0.0
Other (income) expense, net	(607)	(0.1)	(262)	(0.1)
Total costs and expenses	396,098	92.3	369,802	90.6
Earnings before income taxes	32,944	7.7	38,537	9.4
Income tax expense	9,561	2.2	11,169	2.7
Net earnings	$23,383	5.5	$27,368	6.7

Other select financial data:

	December 31,	September 30,
	2013	2013
Working capital	$637,809	$541,183
Short-term borrowings	10,000	-
Total debt	594,000	550,000
Total stockholders' equity	1,130,132	1,142,545

Net Sales

Consolidated net sales for the first quarter of fiscal year 2014 increased by $20,703, or 5.1%, compared to the same period in fiscal year 2013.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended December 31, 2012	$408,339
Aerospace organic volume	(17,526)
Energy volume	1,281
Price and sales mix	5,032
Duarte Business acquisition	31,432
Effects of changes in foreign currency rates	484
Consolidated net sales for the period ended December 31, 2013	$429,042

The increase in net sales for the first quarter of fiscal year 2014 was attributable to the Duarte Business acquisition.  Organic net sales, which excludes the Duarte Business, decreased primarily due to decreased volumes in defense sales, partially offset by increased commercial original equipment manufacturer (“OEM”) sales in our Aerospace segment.  Sales for the Energy segment were relatively consistent when compared to the prior year.

Price changes:    Increases in selling prices were driven primarily by our Aerospace segment markets.

Foreign currency exchange rates:  During the first quarter of fiscal year 2014, our net sales were positively impacted by $484 due to favorable fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2013.

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

Costs and Expenses

Cost of goods sold increased by $25,893 to $315,466 for the first quarter of fiscal year 2014 from $289,573 for the first quarter of fiscal year 2013, primarily related to increased sales.    Gross margins (as measured by net sales less cost of goods sold, divided by net sales) were 26.5% for the first quarter of fiscal year 2014, compared to 29.1% for the same period of the prior year.  The decrease in gross margin is primarily attributable to the decrease in organic sales volume in the Aerospace segment and unfavorable product mix, particularly the decrease in defense aftermarket sales, partially offset by improved operational performance.

Selling, general, and administrative expenses increased by $910 or 2.5%, to $37,328 for the first quarter of fiscal year 2014 as compared to $36,418 for the same period of fiscal year 2013.    Selling, general and administrative expenses decreased as a percentage of net sales to 8.7% for the first quarter of fiscal year 2014 as compared to 8.9% for the same period of fiscal year 2013.  The increase in expenses was primarily related to increased variable compensation related to long-term management incentive programs, partially offset by a net decrease in costs related to the Duarte Business, as transaction costs of $1,707 were recorded in the prior year’s first quarter.

Research and development costs decreased by $594, or 2.0%, to $29,424 for the first quarter of fiscal year 2014 as compared to $30,018 for  the same period of fiscal year 2013.  Research and development costs decreased as a percentage of net sales to 6.9% for the first quarter of fiscal year 2014 as compared to 7.4% for the same period of fiscal year 2013.  Research and development costs as a percent of net sales decreased primarily due increased sales.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development as programs continue.

Amortization of intangible assets increased to $8,484 for the first quarter of fiscal year 2014 compared to $7,667 for the same period of fiscal year 2013.  As a percentage of net sales, amortization of intangible assets increased to 2.0% for the first quarter of fiscal year 2014 as compared to 1.9% for the same period of fiscal year 2013.  The amortization of intangible assets increased due to the intangible assets acquired in the Duarte Business acquisition.

Interest expense decreased to $6,062, or 1.4% of net sales, for the first quarter of fiscal year 2014 compared to $6,456, or 1.6% of net sales, for the same period of fiscal year 2013.

Income taxes were provided at an effective rate on earnings before income taxes of 29.0% for the first quarter of fiscal year 2014 compared to 29.0% for the same period of fiscal year 2013.    The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

Three-Month
Period
Effective tax rate for the period ended December 31, 2012	29.0%
Research credit	(0.7)
Adjustment of prior period tax items	0.7
Effective tax rate for the period ended December 31, 2013	29.0%

Segment Results

The following table presents sales by segment:

	Three-Months Ended December 31,
	2013		2012
Net sales:
Aerospace	$229,872	53.6%	$211,389	51.8%
Energy	199,170	46.4	196,950	48.2
Consolidated net sales	$429,042	100.0%	$408,339	100.0%

The following table presents earnings by segment:

	Three-Months Ended December 31,
	2013	2012
Aerospace	$22,549	$31,568
Energy	27,071	23,908
Total segment earnings	49,620	55,476
Nonsegment expenses	(10,673)	(10,551)
Interest expense, net	(6,003)	(6,388)
Consolidated earnings before income taxes	32,944	38,537
Income tax expense	(9,561)	(11,169)
Consolidated net earnings	$23,383	$27,368

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended December 31,
	2013	2012
Aerospace	9.8%	14.9%
Energy	13.6%	12.1%

Aerospace

Aerospace segment net sales increased by $18,483, or 8.7%, to $229,872 for the first quarter of fiscal year 2014 from $211,389 for the same period of fiscal year 2013. Segment net sales excluding the acquired Duarte Business were $198,440 for the first quarter of fiscal year 2014, a decrease of $12,949, or 6.1%, compared to the same quarter of the prior year.  Organic segment sales, which exclude the acquired Duarte Business, for fiscal year 2014 were lower compared to fiscal year 2013, driven primarily by significantly lower defense sales in both aftermarket and OEM, partially offset by increases in commercial OEM and aftermarket sales.

Defense aftermarket sales variability due to budget uncertainties was due to the timing of contracts, orders and upgrade programs during the first quarter of fiscal year 2014.  Defense aftermarket spare parts and repair sales decreased significantly, particularly related to sales for rotorcraft programs.  Defense OEM sales also declined, but not as significantly.  We anticipate that these continued budget uncertainties may result in quarterly variability in our defense sales for the remainder of fiscal year.

During our second quarter of fiscal year 2013, the sequestration of U.S. federal government appropriations took effect under the Budget Act.  The impact of the sequester has been tempered by Congressional agreement, but it continues to result in budget uncertainties.  We will continue to monitor any potential long-term effects of the Budget Act on our business.

Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on improved airline demand and new product introduction.  The commercial aftermarket showed improvement as global passenger traffic growth continues to drive aircraft utilization.

Aerospace segment earnings decreased by $9,019, or 28.6%,  to $22,549 for the first quarter of fiscal year 2014, compared to the same period of fiscal year 2013 due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2012	$31,568
Organic sales volume	(8,726)
Price and sales mix	(825)
Other, net	532
Earnings for the period ended December 31, 2013	$22,549

Segment earnings as a percentage of sales decreased to 9.8%  in the first quarter of fiscal year 2014 compared to 14.9% for the same period of fiscal year 2013.  The decrease in Aerospace segment earnings in the first quarter of fiscal year 2014 compared to the same period of fiscal year 2013 was primarily the result of reduced organic sales volume and unfavorable product mix.

Energy

Energy segment net sales increased $2,220, or 1.1%, to $199,170 for the first quarter of fiscal year 2014 from $196,950 for the same period of fiscal year 2013.

Energy segment sales reflected the continued uncertainty in our energy markets.  Strong marine and solid aero-derivative sales were partially offset by continuing softness in heavy frame turbine power generation systems.

Energy segment earnings increased by $3,163, or 13.2%, to $27,071 for the first quarter of fiscal year 2014 as compared to the same period of fiscal year 2013 due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2012	$23,908
Sales volume	487
Price, sales mix and productivity	4,183
Effects of changes in foreign currency rates	(1,171)
Other, net	(336)
Earnings for the period ended December 31, 2013	$27,071

Segment earnings as a percentage of sales increased to 13.6%  in the first quarter of fiscal year 2014 compared to 12.1% for the same period of fiscal year 2013.    The increase in the Energy segment earnings for the first quarter of fiscal year 2014 as compared to the same period of fiscal year 2013 was driven primarily by continuing manufacturing productivity gains. Foreign currency exchange rates had an unfavorable impact of $1,171 for the first quarter of fiscal year 2014  compared to the same period of fiscal year 2013.

Nonsegment expenses

Nonsegment expenses were consistent at $10,673 and $10,551 for the first quarter of fiscal year 2014 and 2013, respectively.  Nonsegment expenses as a percentage of net sales decreased slightly to 2.5% of net sales for the first quarter of fiscal year 2014, compared to 2.6% of net sales for the same period of fiscal year 2013.

LIQUIDITY AND CAPITAL RESOURCES

We believe liquidity and cash generation are important to our strategy of self-funding our ongoing operating needs.  Historically, we have been able to satisfy our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities.  We expect that cash generated from our operating activities, together with borrowings under our revolving credit facility, will be sufficient to fund our continuing operating needs, including capital expansion funding.

Our aggregate cash and cash equivalents were $54,590 and $48,556, and our working capital was $637,809 and $541,183 at December 31, 2013 and September 30, 2013, respectively.  Of the $54,590 of cash and cash equivalents held at December 31, 2013, $42,935 was held by our foreign subsidiaries.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, Woodward’s Chinese subsidiary has accepted, in settlement of certain customer accounts receivable from Chinese customers, bank drafts authorized by large, creditworthy Chinese banks.  These bank drafts represent a promise to pay the balance of the receivable at a future date, albeit under payment terms that can be longer than traditional payment terms.  At December 31, 2013 and September 30, 2013, Woodward had bank drafts of $67,012 and $72,954, respectively, recorded as accounts receivable on its condensed consolidated balance sheets.  Woodward only accepts bank drafts authorized by large, creditworthy banks where the credit risk associated with the bank draft is assessed to be minimal.

On October 1, 2013, we entered into the 2013 Note Purchase Agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.  We issued the Series G, H and I Notes on October 1, 2013 in an aggregate principal amount of $100,000 and used the proceeds to repay all of the outstanding balance on the Series B Notes due October 1, 2013.  We issued the Series J, K and L Notes in an additional $150,000 aggregate principal amount on November 15, 2013.  The notes issued under the 2013 Note Purchase Agreement have not been registered under the Securities Act of 1933 and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Holders of the notes under the 2013 Note Purchase Agreement are not entitled to any registration rights.  For further discussion of the 2013 Note Purchase Agreement, see Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q.

Our revolving credit facility, which we entered into on July 10, 2013, matures in July 2018 and provides a borrowing capacity of up to $600,000 with the option to increase total available borrowings to up to $800,000, subject to lenders’ participation.  We can borrow against our $600,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our stock, payments of dividends, and acquisitions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of the Revolving Credit Agreement and our other credit facilities, see Note 12, Credit facilities and short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At December 31, 2013, we had total outstanding debt of $594,000 with additional borrowing availability of $500,647 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $28,063 under various foreign credit facilities.

In connection with the acquisition of the Duarte Business on December 21, 2012, we entered into the Line of Credit.  The Line of Credit provided for unsecured loans to the Company of up to $200,000 on a revolving basis.  Loans made under the Line of Credit bore interest at a floating rate based, at the Company’s option, on either the prime rate or an adjusted LIBOR.  The Line of Credit was repaid in full and terminated on December 20, 2013.

At December 31, 2013, we had $94,000 borrowings outstanding on our revolving credit facility, of which $84,000 was classified as long-term, and no borrowings outstanding on our foreign credit facilities.    Revolving credit facility and short-term borrowing activity during the three-months ended December 31, 2013 was as follows:

Maximum daily balance during the period	$123,602
Average daily balance during the period	$47,087
Weighted average interest rate on average daily balance	1.82%

We believe we were in compliance with all our debt covenants at December 31, 2013.

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

We believe we have adequate access to contractually committed borrowings and other available credit facilities.  However, we could be adversely affected if the banks supplying our borrowing requirements refuse to honor their contractual commitments, cease lending, or declare bankruptcy.  While we believe the lending institutions participating in our credit arrangements are financially stable, events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty with respect to credit availability.

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

Cash Flows

	Three-Months Ended
	December 31,
	2013	2012
Net cash provided by operating activities	$44,433	$39,974
Net cash used in investing activities	(37,109)	(228,743)
Net cash provided by (used in) financing activities	(1,959)	195,286
Effect of exchange rate changes on cash and cash equivalents	669	1,110
Net change in cash and cash equivalents	6,034	7,627
Cash and cash equivalents at beginning of period	48,556	61,829
Cash and cash equivalents at end of period	$54,590	$69,456

Net cash flows provided by operating activities for the first quarter of fiscal year 2014 was $44,433 compared to $39,974 in the same period of fiscal year 2013.  Net cash flows provided by operating activities was relatively consistent with the prior year.

Net cash flows used in investing activities for the first quarter of fiscal year 2014 was $37,109 compared to $228,743 in the same period of fiscal year 2013.  The decrease in cash used compared to the same period of the last fiscal year is due primarily to the acquisition of the Duarte Business in the first quarter of fiscal year 2013, which utilized $198,860 of cash.  In addition, payments for property, plant and equipment increased by $7,255 to $37,149 in the first quarter of fiscal year 2014 as compared to $29,894 in the same period of fiscal year 2013 related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new facility in Niles, Illinois, and a new campus at our headquarters in Fort Collins, Colorado.

Net cash flows provided by financing activities for the first quarter of fiscal year 2014 was $1,959 compared to $195,286 for the same period of fiscal year 2013.  During the first quarter of fiscal year 2014, we had net short and long-term borrowings of $44,000 compared to net debt borrowings of $197,796 in the prior year.  The higher borrowings in the first quarter of fiscal year 2013 were primarily attributable to the acquisition of the Duarte Business.  We utilized $43,616 to repurchase 1,037 shares of our common stock in the first quarter of fiscal year 2014 under our existing stock repurchase program.  In the first quarter of fiscal year 2013, we did not utilize any cash to repurchase any of our common stock under the stock repurchase program.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first three months of fiscal year 2014 other than our entering into the 2013 Note Purchase Agreement as discussed in Note 12, Credit facilities and short-term borrowings and long-term debt, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

Item 4.Controls and Procedures

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning with the second quarter of fiscal year 2014, management will include the internal controls of the Duarte Business in its assessment of the effectiveness of Woodward’s internal controls over financial reporting.  The Duarte Business was acquired in the first quarter of fiscal year 2013, as discussed in Note 4, Business Acquisitions, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this form 10-Q, and was excluded from management’s annual report on internal control over financial reporting for the fiscal year ended September 30, 2013 in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses.  The Duarte Business will be included in the September 30, 2014 assessment of Woodward’s internal controls over financial reporting.

We considered the results of our pre-acquisition due diligence activities and the continuation by the Duarte Business of its established internal control over financial reporting as part of our overall evaluation of disclosure controls and procedures as of December 31, 2013.  The objectives of the Duarte Business’ established internal control over financial reporting are consistent, in all material respects, with Woodward objectives.  We are in the process of completing a more comprehensive review of the Duarte Business’ internal control over financial reporting, and will be implementing changes to better align its reporting and internal controls with the rest of Woodward.  The Duarte Business accounted for approximately 12.9% of Woodward’s total assets at December 31, 2013.  The Duarte Business accounted for 7.3% of Woodward’s total net sales for the quarter ended December 31, 2013.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Woodward is currently involved in claims, pending or threatened litigation, other legal proceedings, investigations and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, regulatory, legal or contractual disputes, product warranty claims and alleged violations of various environmental laws.  We accrue for individual matters where we believe that it is probable the matter will result in a loss when ultimately resolved using estimates of the most likely amount of loss.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts.)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)

October 1, 2013 through October 31, 2013	-	$-	-	$200,000
November 1, 2013 through November 30, 2013 (2)	753,493	41.79	750,724	168,641
December 1, 2013 through December 31, 2013 (2)	286,507	42.85	286,101	156,384

(1)

In July 2013, our Board of Directors authorized a program for the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will expire in July 2016.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, in November 2013, 2,769 shares of common stock were acquired on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 406 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in December 2013.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.

Date: January 21, 2014	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: January 21, 2014	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
†*	10.1

Form of Restricted Stock Agreement (Woodward, Inc. previously filed a form of restricted stock agreement as Exhibit 10.14 to its Annual Report on Form 10-K filed with the SEC November 14, 2014 containing certain clerical errors.  The form agreement filed as Exhibit 10.1 accurately reflects its terms and has only been entered into with Thomas A. Gendron in connection with the restricted stock award as described in the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2013.)

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

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement
*	Filed as an exhibit to this Report