Form 10-Q
period 2014-03-31
Woodward, Inc.
filed 2014-04-23
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes ☐ No ☒

As of April 18, 2014, 66,304,270 shares of the common stock with a par value of $0.001455 per share were outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net sales	$482,467	$485,513	$911,509	$893,852
Costs and expenses:
Cost of goods sold	340,028	348,100	655,494	637,673
Selling, general and administrative expenses	35,283	37,206	72,611	73,624
Research and development costs	35,805	34,000	65,229	64,018
Amortization of intangible assets	8,657	9,813	17,141	17,480
Interest expense	6,185	7,017	12,247	13,473
Interest income	(57)	(69)	(116)	(137)
Other (income) expense, net (Note 16)	(190)	(890)	(797)	(1,152)
Total costs and expenses	425,711	435,177	821,809	804,979
Earnings before income taxes	56,756	50,336	89,700	88,873
Income tax expense	11,958	7,890	21,519	19,059
Net earnings	$44,798	$42,446	$68,181	$69,814

Earnings per share (Note 3):
Basic earnings per share	$0.67	$0.62	$1.01	$1.02
Diluted earnings per share	$0.66	$0.61	$1.00	$1.00

Weighted Average Common Shares Outstanding (Note 3):
Basic	66,633	68,737	67,182	68,597
Diluted	67,905	69,935	68,463	69,831
Cash dividends per share paid to Woodward common stockholders	$0.08	$0.08	$0.16	$0.16

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net earnings	$44,798	$42,446	$68,181	$69,814
Other comprehensive earnings:
Foreign currency translation adjustments	(243)	(10,509)	4,231	(6,058)
Taxes on changes in foreign currency translation adjustments	(139)	(193)	294	419
	(382)	(10,702)	4,525	(5,639)
Reclassification of net realized losses on derivatives to earnings	24	43	49	86
Taxes on changes in derivative transactions	(9)	(16)	(18)	(33)
	15	27	31	53
Minimum retirement benefit liability adjustments (Note 18)
Amortization of:
Prior service benefit	(22)	(23)	(44)	(46)
Net loss	195	441	389	892
Foreign currency exchange rate changes on minimum retirement benefit liabilities	(124)	1,242	(220)	1,185
Taxes on changes in minimum retirement liability adjustments	(18)	(591)	(45)	(725)
	31	1,069	80	1,306
Total comprehensive earnings	$44,462	$32,840	$72,817	$65,534

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2014	2013
ASSETS		(a)
Current assets:
Cash and cash equivalents	$56,665	$48,556
Accounts receivable, less allowance for uncollectible amounts of $7,741 and $8,872, respectively	320,492	381,065
Inventories	458,733	431,744
Income taxes receivable	6,820	14,071
Deferred income tax assets	43,027	43,027
Other current assets	43,514	38,650
Total current assets	929,251	957,113
Property, plant and equipment, net	401,050	350,048
Goodwill	562,617	561,458
Intangible assets, net	271,887	288,775
Deferred income tax assets	17,424	13,926
Other assets	56,211	47,198
Total assets	$2,238,440	$2,218,518
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$21,000	$-
Current portion of long-term debt	-	100,000
Accounts payable	154,372	145,541
Income taxes payable	13,726	7,848
Deferred income tax liabilities	800	800
Accrued liabilities	128,013	161,741
Total current liabilities	317,911	415,930
Long-term debt, less current portion	584,000	450,000
Deferred income tax liabilities	105,427	104,533
Other liabilities	101,304	105,510
Total liabilities	1,108,642	1,075,973
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	108,157	101,147
Accumulated other comprehensive earnings	19,751	15,115
Deferred compensation	4,009	4,007
Retained earnings	1,251,314	1,193,887
	1,383,337	1,314,262
Treasury stock at cost, 6,657 shares and 4,883 shares, respectively	(249,530)	(167,710)
Treasury stock held for deferred compensation, at cost, 215 shares and 232 shares, respectively	(4,009)	(4,007)
Total stockholders' equity	1,129,798	1,142,545
Total liabilities and stockholders' equity	$2,238,440	$2,218,518
(a) Retrospectively adjusted as discussed in Note 4, Business acquisitions

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$68,181	$69,814
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,835	37,892
Net (gain) loss on sales of assets	136	(230)
Stock-based compensation	6,330	5,379
Excess tax benefits from stock-based compensation	(2,163)	(4,397)
Deferred income taxes	(2,306)	(3,412)
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	49	86
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	59,408	25,709
Inventories	(27,698)	(24,626)
Accounts payable and accrued liabilities	(23,884)	(16,709)
Current income taxes	15,158	5,814
Retirement benefit obligations	(2,486)	(2,789)
Other	(4,916)	456
Net cash provided by operating activities	124,644	92,987
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(68,560)	(47,184)
Proceeds from sale of assets	154	320
Business acquisitions, net of cash acquired	-	(198,860)
Net cash used in investing activities	(68,406)	(245,724)
Cash flows from financing activities:
Cash dividends paid	(10,754)	(10,966)
Proceeds from sales of treasury stock	6,147	6,533
Payments for repurchases of common stock	(99,655)	(17,144)
Excess tax benefits from stock compensation	2,163	4,397
Borrowings on revolving lines of credit and short-term borrowings	256,071	40,072
Payments on revolving lines of credit and short-term borrowings	(151,069)	(35,329)
Proceeds from issuance of long-term debt	250,000	200,000
Payments of long-term debt	(300,000)	(41,875)
Payments of debt financing costs	(1,297)	-
Net cash provided by (used in) financing activities	(48,394)	145,688
Effect of exchange rate changes on cash and cash equivalents	265	(122)
Net change in cash and cash equivalents	8,109	(7,171)
Cash and cash equivalents at beginning of period	48,556	61,829
Cash and cash equivalents at end of period	$56,665	$54,658

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2012	-	72,960	(4,536)	(276)	$106	$97,826	$17,447	$(376)	$(28,794)	$(11,723)	$4,344	$1,069,811	$(147,905)	$(4,344)	$1,008,115

Net earnings	-	-	-	-	-	-	-	-	-	-	-	69,814	-	-	69,814
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(5,639)	53	1,306	(4,280)	-	-	-	-	(4,280)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(10,966)	-	-	(10,966)
Purchases of treasury stock	-	-	(610)	-	-	-	-	-	-	-	-	-	(23,235)	-	(23,235)
Sales of treasury stock	-	-	693	-	-	(11,766)	-	-	-	-	-	-	20,849	-	9,083
Common shares issued from treasury stock for benefit plans	-	-	250	-	-	1,923	-	-	-	-	-	-	7,857	-	9,780
Tax benefit attributable to exercise of stock options	-	-	-	-	-	4,397	-	-	-	-	-	-	-	-	4,397
Stock-based compensation	-	-	-	-	-	5,379	-	-	-	-	-	-	-	-	5,379
Transfer of stock to deferred compensation plan	-	-	2	(2)	-	23	-	-	-	-	95	-	71	(95)	94
Purchases of stock by deferred compensation plan	-	-	-	(1)	-	-	-	-	-	-	42	-	-	(42)	-
Distribution of stock from deferred compensation plan	-	-	-	23	-	-	-	-	-	-	(268)	-	-	268	-
Balances as of March 31, 2013	-	72,960	(4,201)	(256)	$106	$97,782	$11,808	$(323)	$(27,488)	$(16,003)	$4,213	$1,128,659	$(142,363)	$(4,213)	$1,068,181

Balances as of October 1, 2013	-	72,960	(4,883)	(232)	$106	$101,147	$25,742	$43	$(10,670)	$15,115	$4,007	$1,193,887	$(167,710)	$(4,007)	$1,142,545
Net earnings	-	-	-	-	-	-	-	-	-	-	-	68,181	-	-	68,181
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	4,525	31	80	4,636	-	-	-	-	4,636
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(10,754)	-	-	(10,754)
Purchases of treasury stock	-	-	(2,388)	-	-	-	-	-	-	-	-	-	(101,241)	-	(101,241)
Sales of treasury stock	-	-	354	-	-	(4,203)	-	-	-	-	-	-	11,065	-	6,862
Common shares issued from treasury stock for benefit plans	-	-	260	-	-	2,837	-	-	-	-	-	-	8,356	-	11,193
Tax benefit attributable to exercise of stock options	-	-	-	-	-	2,046	-	-	-	-	-	-	-	-	2,046
Stock-based compensation	-	-	-	-	-	6,330	-	-	-	-	-	-	-	-	6,330
Purchases of stock by deferred compensation plan	-	-	-	(6)	-	-	-	-	-	-	276	-	-	(276)	-
Distribution of stock from deferred compensation plan	-	-	-	23	-	-	-	-	-	-	(274)	-	-	274	-
Balances as of March 31, 2014	-	72,960	(6,657)	(215)	$106	$108,157	$30,267	$74	$(10,590)	$19,751	$4,009	$1,251,314	$(249,530)	$(4,009)	$1,129,798

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2014 and for the three and six-months ended March 31, 2014 and March 31, 2013, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2014, and the statements of earnings, comprehensive earnings, cash flows, and changes in the statement of stockholders’ equity for the periods presented herein.  The results of operations for the three and six-months ended March 31, 2014 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendments require companies to provide information about the amounts reclassified out of accumulated comprehensive income by component.  ASU 2013-02 requires a company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated comprehensive income by respective line items of net income, but only if the amount so reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012 (fiscal year 2014 for Woodward).  The disclosure requirement of ASU 2013-02, which we have adopted, had no material impact on Woodward’s Consolidated Financial Statements.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Numerator:
Net earnings	$44,798	$42,446	$68,181	$69,814
Denominator:
Basic shares outstanding	66,633	68,737	67,182	68,597
Dilutive effect of stock options and restricted stock	1,272	1,198	1,281	1,234
Diluted shares outstanding	67,905	69,935	68,463	69,831
Income per common share:
Basic earnings per share	$0.67	$0.62	$1.01	$1.02
Diluted earnings per share	$0.66	$0.61	$1.00	$1.00

The following stock option grants were outstanding during the three and six-months ended March 31, 2014 and 2013, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Options	720	722	244	70
Weighted-average option price	$41.02	$34.05	$41.08	$37.48

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Weighted-average treasury stock shares held for deferred compensation obligations	225	266	228	270

Note 4.  Business acquisitions

Duarte Business Acquisition

On December 27, 2012, Woodward entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) with GE Aviation Systems LLC (the “Seller”) and General Electric Company for the acquisition of substantially all of the assets and certain liabilities related to the Seller’s thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”) for an aggregate purchase price of $200,000.  The acquisition was completed on December 28, 2012 and, based on customary purchase price adjustments, Woodward paid cash at closing in the amount of $198,900.  Woodward and the Seller have finalized the purchase price adjustment based on the customary post-closing provisions of the Asset Purchase Agreement.

The purchase price of the Duarte Business was as follows:

Cash paid to Seller	$198,900
Less cash acquired	(40)
Total purchase price	$198,860

The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting in accordance with ASC Topic 805, “Business Combinations.”  Assets acquired and liabilities assumed in the transaction were allocated and recorded at their estimated acquisition date fair values using management’s best estimate based on available data.  Transaction costs associated with the acquisition were expensed as incurred.  The Company incurred transaction costs of $1,707 for the three and six-months ended March 31, 2013, which are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings.    No additional transaction costs were incurred in the three and six-months ended March 31, 2014.

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

Goodwill recorded in connection with the acquisition of the Duarte Business, which is deductible for income tax purposes, represents the estimated value of potential expansion with new customers, the opportunity to further develop sales opportunities with new and acquired Duarte Business customers, and other synergies expected to be achieved through the integration of the Duarte Business into Woodward’s Aerospace segment.

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

Net sales for the Duarte Business subsequent to the date it was acquired by Woodward were $37,701 and $69,133 for the three and six-months ended March 31, 2014, respectively, and $35,090 for both the three and six-months ended March 31, 2013.  Earnings of the Duarte Business subsequent to the date it was acquired by Woodward for the three and six-months ended March 31, 2014 cannot be determined on a stand-alone basis due to the integration of the Duarte Business into Woodward’s Aerospace segment.  Earnings of the Duarte Business subsequent to the date it was acquired by Woodward for the three and six-months ended March 31, 2013 were slightly accretive to the consolidated net earnings of Woodward.  Due to the timing of the acquisition, there were no net sales or operating expenses from the Duarte Business included in the Condensed Consolidated Statements of Earnings for the three-months ended December 31, 2012.

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

Prior to the acquisition of the Duarte Business,  the Duarte Business was a wholly owned business of the Seller, and as such was not a stand-alone entity for financial reporting purposes.  Accordingly, the historical operating results of the Duarte Business may not be indicative of the results that might have been achieved, historically or in the future, if the Duarte Business had been a stand-alone entity.  The unaudited pro forma results for the three and six-months ended March 31, 2014 and March 31, 2013 include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for depreciation expense for property, plant and equipment, adjustments for acquired performance obligations, transaction costs incurred, adjustments to interest expense, and related tax effects.

The unaudited pro forma results for the three and six-month periods ended March 31, 2014 and March 31, 2013, compared to the actual results reported in these Condensed Consolidated Financial Statements, were as follows:

	Three-Months Ended March 31, 2014		Three-Months Ended March 31, 2013
	As reported	Pro forma	As reported	Pro forma
Net sales	$482,467	$482,467	$485,513	$485,513
Net earnings	44,798	45,138	42,446	45,532
Earnings per share:
Basic earnings per share	$0.67	$0.68	$0.62	$0.66
Diluted earnings per share	0.66	0.66	0.61	0.65

	Six-Months Ended March 31, 2014		Six-Months Ended March 31, 2013
	As reported	Pro forma	As reported	Pro forma
Net sales	$911,509	$911,509	$893,852	$924,252
Net earnings	68,181	68,770	69,814	73,970
Earnings per share:
Basic earnings per share	$1.01	$1.02	$1.02	$1.08
Diluted earnings per share	1.00	1.00	1.00	1.06

Note 5.  Financial instruments and fair value measurements

Financial assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of March 31, 2014 or September 30, 2013.

	At March 31, 2014				At September 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$36,512	$-	$-	$36,512	$35,839	$-	$-	$35,839
Investments in money market funds	10,078	-	-	10,078	2,950	-	-	2,950
Investments in reverse repurchase agreements	10,075	-	-	10,075	9,767	-	-	9,767
Equity securities	9,502	-	-	9,502	8,285	-	-	8,285
Total financial assets	$66,167	$-	$-	$66,167	$56,841	$-	$-	$56,841

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

The estimated fair values and carrying costs of financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2014		At September 30, 2013
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	15,782	14,978	6,718	8,114
Liabilities:
Short-term borrowings	2	(21,000)	(21,000)	-	-
Long-term debt, including current portion	2	(621,175)	(584,000)	(588,297)	(550,000)

In fiscal years 2013 and 2014, Woodward received long-term notes from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its aerospace business.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 3.5% at March 31, 2014 and 4.3% at September 30, 2013.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipality notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term note were 3.5% at March 31, 2014 and 4.3% at September 30, 2013.

The fair values of short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts because such borrowings are expected to be repaid or settled for their carrying amounts within a short period of time.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.6% and 2.0% as of March 31, 2014 and September 30, 2013, respectively.

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

Woodward did not enter into any derivatives or hedging transactions during the three or six-months ended March 31, 2014 and March 31, 2013.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses (“accumulated OCI”), were net gains of $120 and $71 as of March 31, 2014 and September 30, 2013, respectively.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Condensed Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2014	2013	2014	2013
Amount of (Income) Expense Recognized in Earnings on Derivative	$24	$43	$49	$86
Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	-	-	-	-
Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	24	43	49	86

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of March 31, 2014, Woodward expects to reclassify $99 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 7.  Supplemental statement of cash flows information

	Six-Months Ended March 31,
	2014	2013
Interest paid, net of amounts capitalized	$13,465	$12,945
Income taxes paid	14,343	16,765
Income tax refunds received	1,330	2,905
Non-cash activities:
Purchases of property, plant and equipment on account	8,899	2,868
Common shares issued from treasury for benefit plans (Note 18)	11,193	9,780
Notes receivable from municipalities for economic development incentives	6,596	2,064
Cashless exercise of stock options	715	2,645
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	871	3,447

Note 8.  Accounts receivable

Almost all Woodward’s sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced.  In the normal course of business, not all accounts receivable are collected and, therefore, an allowance for losses of accounts receivable is provided equal to the amount that Woodward believes ultimately will not be collected.  In establishing the amount of the allowance, customer-specific information is considered related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, and current economic conditions. Accounts receivable losses are deducted from the allowance, and the related accounts receivable balances are written off when the receivables are deemed uncollectible.  Recoveries of accounts receivable previously written off are recognized when received.

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts from Chinese customers, in settlement of certain customer accounts receivable, bank drafts issued by creditworthy Chinese banks. Bank drafts are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bank drafts represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bank draft as of the maturity date.  The maturity date of bank drafts varies, but it is Woodward’s policy to only accept bank drafts with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a bank draft from a customer,  such customer has no further obligation to pay Woodward for the related accounts receivable balance.   Woodward only accepts bank drafts issued by creditworthy banks as to which the credit risk associated with the bank draft is assessed to be minimal.

The composition of Woodward’s accounts receivable at March 31, 2014 and September 30, 2013 follows:

	March 31,	September 30,
	2014	2013
Accounts receivable from:
Customers	$271,440	$308,111
Other (Chinese financial institutions)	49,052	72,954
	$320,492	$381,065

Note 9.  Inventories

	March 31,	September 30,
	2014	2013
Raw materials	$65,399	$67,599
Work in progress	93,471	87,808
Component parts (1)	251,065	229,508
Finished goods	48,798	46,829
	$458,733	$431,744

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 10.  Property, plant, and equipment

	March 31,	September 30,
	2014	2013
Land and land improvements	$57,540	$57,562
Buildings and improvements	199,314	195,008
Leasehold improvements	20,682	18,924
Machinery and production equipment	320,319	305,692
Computer equipment and software	101,726	97,538
Office furniture and equipment	24,399	24,400
Other	18,849	14,197
Construction in progress	125,761	81,428
	868,590	794,749
Less accumulated depreciation	(467,540)	(444,701)
Property, plant and equipment, net	$401,050	$350,048

Woodward is developing a second campus in the greater-Rockford, Illinois area for its aerospace business in order to address the growth expected over the next ten years and beyond and to support a substantial number of recently awarded new system platforms, particularly on narrow-body aircraft.  Included in construction in progress at March 31, 2014 and September 30, 2013 are $36,201 and $15,691, respectively, of costs associated with the construction of the second campus, including $1,262 and $444, respectively, of capitalized interest.

Woodward is also developing a new campus at its corporate headquarters in Fort Collins, Colorado to support the continued growth of its energy business by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Included in construction in progress at March 31, 2014 and September 30, 2013 are $18,141 and $10,514, respectively, of costs associated with the construction of the new campus, including $864 and $394, respectively, of capitalized interest.

In addition, in September 2013, Woodward invested in a building site in Niles, Illinois.  Woodward is building a new facility on this site for its aerospace business and will relocate some of its operations currently residing in nearby Skokie, Illinois to this new facility.  Included in construction in progress at March 31, 2014 and September 30, 2013 are $18,887 and $12,067, respectively, of costs associated with the construction of the new facility, including $365 and $0 respectively, of capitalized interest.

For the three and six-months ended March 31, 2014 and March 31, 2013, Woodward recorded depreciation expense of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Depreciation expense	$11,062	$10,139	$21,694	$20,412

For the three and six-months ended March 31, 2014 and March 31, 2013, Woodward had capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Capitalized interest	$1,314	$88	$2,289	$188

Note 11.  Goodwill

	September 30, 2013	Effects of Foreign Currency Translation	March 31, 2014
Aerospace	$455,107	$225	$455,332
Energy	106,351	934	107,285
Consolidated	$561,458	$1,159	$562,617

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

During the three and six-months ended March 31, 2014 there were no events or changes in operation that triggered a need to assess goodwill for possible impairment.  As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business in assessing goodwill for possible indications of impairment.  There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain reporting units, the current economic environment, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Note 12.  Intangible assets, net

	March 31, 2014			September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,270	$(87,319)	$194,951	$282,225	$(77,288)	$204,937
Energy	42,111	(31,260)	10,851	42,008	(29,711)	12,297
Total	$324,381	$(118,579)	$205,802	$324,233	$(106,999)	$217,234

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	20,310	(15,476)	4,834	20,218	(14,722)	5,496
Total	$20,310	$(15,476)	$4,834	$20,218	$(14,722)	$5,496

Process technology:
Aerospace	$76,740	$(29,039)	$47,701	$76,718	$(26,129)	$50,589
Energy	23,609	(12,551)	11,058	23,458	(11,699)	11,759
Total	$100,349	$(41,590)	$58,759	$100,176	$(37,828)	$62,348

Other intangibles:
Aerospace	$47,364	$(45,680)	$1,684	$47,351	$(44,572)	$2,779
Energy	2,665	(1,857)	808	2,631	(1,713)	918
Total	$50,029	$(47,537)	$2,492	$49,982	$(46,285)	$3,697

Total intangibles:
Aerospace	$406,374	$(162,038)	$244,336	$406,294	$(147,989)	$258,305
Energy	88,695	(61,144)	27,551	88,315	(57,845)	30,470
Consolidated Total	$495,069	$(223,182)	$271,887	$494,609	$(205,834)	$288,775

For the three and six-months ended March 31, 2014 and March 31, 2013, Woodward recorded amortization expense of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Amortization expense	$8,657	$9,813	$17,141	$17,480

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2014 (remaining)	$16,451
2015	29,451
2016	27,747
2017	25,975
2018	25,146
Thereafter	147,117
$271,887

Note 13.  Credit facilities, short-term borrowings and long-term debt

	March 31,	September 30,
	2014	2013
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due July 2018, unsecured	$105,000	$-
Series B notes – 5.63%, due October 2013; unsecured	-	100,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	-
Series H notes – 4.03%, due November 2023; unsecured	25,000	-
Series I notes – 4.18%, due November 2025; unsecured	25,000	-
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	-
Series K notes – 4.03%, due November 2023; unsecured	50,000	-
Series L notes – 4.18%, due November 2025; unsecured	50,000	-
Long-term borrowings under Line of Credit - Variable rate of 1.06% at September 30, 2013; unsecured	-	200,000
Total debt	605,000	550,000
Less: short-term borrowings and the current portion of long-term debt	(21,000)	(100,000)
Long-term debt, excluding current portion	$584,000	$450,000

Woodward maintains a $600,000 revolving credit facility established under a revolving credit agreement between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the

“Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $800,000, subject to lenders’ participation, and matures in July 2018.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  Under the Revolving Credit Agreement, there were $105,000 borrowings outstanding as of March 31, 2014, at an effective interest rate of 1.2%, and no borrowings outstanding as of September 30, 2013.  Of the $105,000 of outstanding borrowings as of March 31, 2014, $84,000 was classified as long-term.

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

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of March 31, 2014, the Series J Notes bore interest at an effective rate of 1.49%.

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

Required future principal payments of the Notes as of March 31, 2014 are as follows:

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

Short-term borrowings

A Chinese subsidiary of Woodward has a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at March 31, 2014 and September 30, 2013.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of March 31, 2014 and September 30, 2013 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Note 14.  Accrued liabilities

	March 31,	September 30,
	2014	2013
Salaries and other member benefits	$36,912	$66,212
Warranties	16,418	15,224
Interest payable	11,951	11,437
Current portion of acquired performance obligations and unfavorable contracts (1)	23,622	23,977
Accrued retirement benefits	2,243	2,276
Deferred revenues	5,930	6,304
Taxes, other than income	9,205	6,504
Other	21,732	29,807
	$128,013	$161,741
(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

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

	Six-Months Ended March 31,
	2014	2013
Warranties, beginning of period	$15,224	$15,742
Expense	5,333	4,785
Increases due to acquisition of Duarte Business	-	157
Reductions for settling warranties	(4,317)	(6,068)
Foreign currency exchange rate changes	178	(48)
Warranties, end of period	$16,418	$14,568

Note 15.  Other liabilities

	March 31,	September 30,
	2014	2013
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$38,409	$39,956
Total unrecognized tax benefits, net of offsetting adjustments	15,916	20,343
Acquired performance obligations and unfavorable contracts (1)	17,030	23,951
Other	29,949	21,260
	$101,304	$105,510
(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

Note 16.  Other (income) expense, net

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net (gain) loss on sale of assets	$165	$(229)	$136	$(230)
Rent income	(145)	(131)	(294)	(260)
Net gain on investments in deferred compensation program	(145)	(417)	(573)	(526)
Other	(65)	(113)	(66)	(136)
	$(190)	$(890)	$(797)	$(1,152)

Note 17.  Income taxes

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Earnings before income taxes	$56,756	$50,336	$89,700	$88,873
Income tax expense	11,958	7,890	21,519	19,059
Effective tax rate	21.1%	15.7%	24.0%	21.4%

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) was enacted, which retroactively extended the U.S. research and experimentation tax credit through December 31, 2013.  As a result, income taxes for the three and six-months ended March 31, 2013 included a net expense reduction of $6,847 related to the retroactive impact of the U.S. research and experimentation tax credit pursuant to the Taxpayer Relief Act.

Gross unrecognized tax benefits as of March 31, 2014 and September 30, 2013 were $16,465 and $22,694, respectively.  Included in the balance of unrecognized tax benefits as of March 31, 2014 and September 30, 2013 are $13,705 and $17,838, respectively, of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $379 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of $1,542 as of March 31, 2014 and $2,066 as of September 30, 2013.

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Resolutions of tax matters and lapses of the applicable statutes of limitations occasionally result either in tax benefits or in additional taxes.  During the three-month period ended March 31, 2014 such resolutions and lapses of statutes of limitations resulted in a net favorable amount of $5,573.   With a few exceptions, Woodward’s fiscal years remaining open to examination in the U.S. include fiscal years 2010 and thereafter, and fiscal years remaining open to examination in significant foreign jurisdictions include 2005 and thereafter.

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  In the second quarter of fiscal years 2014 and 2013, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing 260 shares of common stock for a total value of $11,193 and 250 shares of common stock for a total value of $9,780, respectively.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Company costs	$5,393	$4,449	$10,682	$9,373

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

U.S. GAAP requires that, for obligations outstanding as of September 30, 2013, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended March 31,
	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Service cost	$872	$1,107	$262	$262	$1,134	$1,369
Interest cost	1,603	1,392	605	525	2,208	1,917
Expected return on plan assets	(2,433)	(2,045)	(770)	(648)	(3,203)	(2,693)
Amortization of:
Net actuarial (gain) loss	82	343	163	115	245	458
Prior service cost (benefit)	18	18	(1)	(2)	17	16
Net periodic retirement pension (benefit) cost	$142	$815	$259	$252	$401	$1,067
Contributions paid	$200	$1,500	$596	$443	$796	$1,943

	Six-Months Ended March 31,
	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Service cost	$1,744	$2,214	$521	$543	$2,265	$2,757
Interest cost	3,213	2,784	1,200	1,073	4,413	3,857
Expected return on plan assets	(4,867)	(4,090)	(1,527)	(1,327)	(6,394)	(5,417)
Amortization of:
Net actuarial (gain) loss	165	687	324	239	489	926
Prior service cost (benefit)	37	37	(2)	(4)	35	33
Net periodic retirement pension (benefit) cost	$292	$1,632	$516	$524	$808	$2,156
Contributions paid	$300	$3,000	$2,167	$2,257	$2,467	$5,257

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$12	$18	$24	$36
Interest cost	358	311	716	622
Amortization of:
Net actuarial (gain) loss	(50)	(17)	(100)	(34)
Prior service cost (benefit)	(39)	(39)	(79)	(79)
Net periodic other postretirement (benefit) cost	$281	$273	$561	$545
Contributions paid	$862	$587	$1,368	$1,343

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

Retirement pension benefits:
United States	$200
United Kingdom	927
Japan	-
Switzerland	66
Other postretirement benefits	2,586

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Company contributions	$185	$201	$375	$411

Note 19.  Stock-based compensation

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

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014			2013
Expected term (years)	n/a	5.8	5.8	-	8.6	5.8	-	8.6
Estimated volatility	n/a	54.9%	38.5%			48.7%	-	54.9%
Estimated dividend yield	n/a	0.8%	0.8%			0.8%	-	1.0%
Risk-free interest rate	n/a	1.0%	1.7%	-	2.5%	0.8%	-	1.3%

The following is a summary of the activity for stock option awards during the three and six-months ended March 31, 2014:

	Three-Months Ended		Six-Months Ended
	March 31, 2014		March 31, 2014
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	4,947	$27.23	4,423	$25.06
Options granted	-	n/a	694	40.99
Options exercised	(197)	13.93	(354)	19.39
Options forfeited	(28)	34.30	(41)	34.75
Options, ending balance	4,722	27.74	4,722	27.74

Changes in non-vested stock options during the three and six-months ended March 31, 2014 were as follows:

	Three-Months Ended		Six-Months Ended
	March 31, 2014		March 31, 2014
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	1,771	$34.75	1,737	$29.97
Options granted	-	n/a	694	40.99
Options vested	(36)	32.66	(683)	28.82
Options forfeited	(28)	34.30	(41)	34.75
Options, ending balance	1,707	34.80	1,707	34.80

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2014 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,722	$27.74	5.9	$65,132
Options vested and exercisable	3,014	23.75	4.5	53,614
Options vested and expected to vest	4,596	27.51	5.9	64,465

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

Woodward recognizes stock compensation on a straight-line basis over the requisite service period.

A summary of the activity for restricted stock awards in the three and six-months ended March 31, 2014 follows:

	Three-Months Ended		Six-Months Ended
	March 31, 2014		March 31, 2014
	Number	Fair Value per Share	Number		Fair Value per Share
Beginning balance	24	$39.43	-	$	n/a
Shares granted	-	n/a	24		39.43
Shares vested	-	n/a	-		n/a
Shares forfeited	-	n/a	-		n/a
Ending balance	24	39.43	24		39.43

At March 31, 2014, there was approximately $15,984 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan (for which no further grants will be made) and the 2006 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Segment external net sales:
Aerospace	$261,021	$270,493	$490,893	$481,882
Energy	221,446	215,020	420,616	411,970
Total consolidated net sales	$482,467	$485,513	$911,509	$893,852
Segment earnings:
Aerospace	$40,289	$41,223	$62,838	$72,791
Energy	31,888	24,235	58,959	48,143
Total segment earnings	72,177	65,458	121,797	120,934
Nonsegment expenses	(9,293)	(8,174)	(19,966)	(18,725)
Interest expense, net	(6,128)	(6,948)	(12,131)	(13,336)
Consolidated earnings before income taxes	$56,756	$50,336	$89,700	$88,873

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	March 31, 2014	September 30, 2013
Segment assets:
Aerospace	$1,362,822	$1,361,861
Energy	586,551	599,007
Total segment assets	1,949,373	1,960,868
Unallocated corporate property, plant and equipment, net	62,944	50,115
Other unallocated assets	226,123	207,535
Consolidated total assets	$2,238,440	$2,218,518

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

EBIT and EBITDA for the three and six-months ended March 31, 2014 and March 31, 2013 were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2014	2013	2014	2013
Net earnings	$44,798	$42,446	$68,181	$69,814
Income taxes	11,958	7,890	21,519	19,059
Interest expense	6,185	7,017	12,247	13,473
Interest income	(57)	(69)	(116)	(137)
EBIT	62,884	57,284	101,831	102,209
Amortization of intangible assets	8,657	9,813	17,141	17,480
Depreciation expense	11,062	10,139	21,694	20,412
EBITDA	$82,603	$77,236	$140,666	$140,101

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

Free cash flow for the six-months ended March 31, 2014 and March 31, 2013 were as follows:

	Six-Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$124,644	$92,987
Payments for property, plant and equipment	(68,560)	(47,184)
Free cash flow	$56,084	$45,803

OVERVIEW

Operational Highlights

Quarter to Date Highlights

Net sales for the second quarter of fiscal year 2014 were $482,467, a decrease of $3,046 or 0.6%, compared to $485,513 for the second quarter of the prior fiscal year.

EBIT for the second quarter of fiscal year 2014 was $62,884, up 9.8% from $57,284 in the same period of fiscal year 2013.  EBITDA for the second quarter of fiscal year 2014 was $82,603, an increase of 6.9% from  $77,236 for the same period of fiscal year 2013.

Net earnings for the second quarter of fiscal year 2014 were $44,798, or $0.66 per diluted share, compared to $42,446, or $0.61 per diluted share, for the second quarter of fiscal year 2013.  The effective tax rate in the second quarter of fiscal year 2014 was 21.1% compared to 15.7% for the second quarter of the prior fiscal year.  Although both periods included favorable tax rate adjustments, the favorable impact due to the retroactive portion of the extension of the U.S. research and experimentation tax credit under the American Taxpayer Relief Act (the “Taxpayer Relief Act”) in the second quarter of fiscal year 2013 was slightly greater than the impact of the other favorable tax rate adjustments in the second quarter of fiscal year 2014.

Year to Date Highlights

Net sales for the first half of fiscal year 2014 were $911,509, an increase of 2.0% from $893,852 for the first half of the prior fiscal year.  Organic net sales for the first half of fiscal 2014, which excludes the Duarte Business (discussed below) for the first three months of fiscal year 2014, were $880,077, a decrease of 1.5% from first half of the prior fiscal year.

EBIT for the first half of fiscal year 2014 was $101,831, relatively unchanged from $102,209 in the same period of fiscal year 2013.  EBITDA of $140,666 for the first half of fiscal year 2014 was consistent with EBITDA of $140,101 for the same period of fiscal year 2013.

Net earnings for the first half of fiscal year 2014 were $68,181 or $1.00 per diluted share, compared to $69,814, or $1.00 per diluted share, for the first half of fiscal year 2013.  The effective tax rate in the first half of fiscal year 2014 was 24.0% compared to 21.4% for the first half of the prior fiscal year.  Although both periods included favorable tax rate adjustments, the favorable impact due to the retroactive portion of extension of the U.S. research and experimentation tax credit under the American Taxpayer Relief Act (the “Taxpayer Relief Act”) in the first half of fiscal year 2013 was slightly greater than the impact of the other favorable tax rate adjustments in the first half of fiscal year 2014.

On December 27, 2012, Woodward entered into a definitive asset purchase agreement with GE Aviation Systems LLC (the “Seller”) and General Electric Company for the acquisition of substantially all of the assets and certain liabilities related to the Seller’s thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”) for an aggregate purchase price of $200,000.  The sale was completed on December 28, 2012, and we paid cash at closing in the amount of $198,900.

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

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2014 was $124,644, compared to $92,987 for the same period of fiscal year 2013.

Free cash flow for the first half of fiscal year 2014 was $56,084, compared to free cash flow of $45,803 for the same period of fiscal year 2013, primarily attributable to higher cash flow from operations in the current year related mostly to improved working capital, partially offset by higher levels of capital expenditures in the current year.

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

In connection with the acquisition of the Duarte Business on December 21, 2012, we entered into a 364 day uncommitted line of credit with JPMorgan Chase Bank, N.A. (the “Line of Credit”), which provided for unsecured loans to the Company of up to $200,000 on a revolving basis.  The Line of Credit was repaid in full and terminated on December 20, 2013.

At March 31, 2014, we held $56,665 in cash and cash equivalents, and had total outstanding debt of $605,000 with additional borrowing availability of $488,402 under our $600,000 revolving credit facility, net of outstanding letters of credit.  There was additional borrowing capacity of $28,206 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Six-Months Ended
	March 31, 2014	% of Net Sales	March 31, 2013	% of Net Sales	March 31, 2014	% of Net Sales	March 31, 2013	% of Net Sales
Net sales	$482,467	100%	$485,513	100%	$911,509	100%	$893,852	100%
Costs and expenses:
Cost of goods sold	340,028	70.5	348,100	71.7	655,494	71.9	637,673	71.3
Selling, general, and administrative expenses	35,283	7.3	37,206	7.7	72,611	8.0	73,624	8.2
Research and development costs	35,805	7.4	34,000	7.0	65,229	7.2	64,018	7.2
Amortization of intangible assets	8,657	1.8	9,813	2.0	17,141	1.9	17,480	2.0
Interest expense	6,185	1.3	7,017	1.4	12,247	1.3	13,473	1.5
Interest income	(57)	(0.0)	(69)	(0.0)	(116)	(0.0)	(137)	(0.0)
Other (income) expense, net	(190)	(0.0)	(890)	(0.2)	(797)	(0.1)	(1,152)	(0.1)
Total costs and expenses	425,711	88.2	435,177	89.6	821,809	90.2	804,979	90.1
Earnings before income taxes	56,756	11.8	50,336	10.4	89,700	9.8	88,873	9.9
Income tax expense	11,958	2.5	7,890	1.6	21,519	2.4	19,059	2.1
Net earnings	$44,798	9.3	$42,446	8.7	$68,181	7.5	$69,814	7.8

Other select financial data:

	March 31,	September 30,
	2014	2013
Working capital	$611,340	$541,183
Short-term borrowings	21,000	-
Total debt	605,000	550,000
Total stockholders' equity	1,129,798	1,142,545

Net Sales

Consolidated net sales for the second quarter of fiscal year 2014 decreased by $3,046, or 0.6%, compared to the same period of fiscal year 2013.  Consolidated net sales for the first half of fiscal year 2014 increased by $17,657, or 2.0% compared to the same periods of fiscal year 2013.  Details of the changes in consolidated net sales are as follows:

	Three-Month	Six-Month
	Period	Period
Consolidated net sales for the period ended March 31, 2013	$485,513	$893,852
Aerospace volume	(15,008)	(32,534)
Energy volume	6,541	7,822
Price and sales mix	5,160	10,192
Duarte Business net sales from October 2013 to December 2013	-	31,432
Effects of changes in foreign currency rates	261	745
Consolidated net sales for the period ended March 31, 2014	$482,467	$911,509

Net sales for the first half of fiscal year 2014 include sales from the Duarte Business for the first quarter of fiscal year 2014 for which there were no comparable sales in the first quarter of fiscal year 2013 due to the timing of the acquisition.  The remaining decrease in net sales for the first half of fiscal year 2014 as well as the decrease in net sales for the second quarter of fiscal year 2014 were primarily attributable to decreased volumes in defense sales in our Aerospace segment and lower sales of compressed natural gas (“CNG”) systems in our Energy segment, partially offset by improvements in a number of markets, within both our Aerospace and Energy segments.

Price changes:    Increases in selling prices were driven primarily by our Aerospace segment markets.

Foreign currency exchange rates:  During the second quarter and first half of fiscal year 2014, our net sales were positively impacted by $261 and $745, respectively, due to favorable fluctuations in foreign currency exchange rates compared to the same periods of fiscal year 2013.

 Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), European Monetary Units (the “Euro”), Great Britain pounds (“GBP”), Japanese yen (“JPY”), and Chinese yuan (“CNY”).  As the USD, Euro, GBP, JPY, and CNY fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions.  If the CNY, which the Chinese government has not historically allowed to fluctuate significantly against USD, is allowed to fluctuate against USD in the future, we would be exposed to gains or losses on sales transactions denominated in CNY.  For additional information on foreign currency exchange rate risk, please refer to the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K.

Costs and Expenses

Cost of goods sold decreased by $8,072 to  $340,028 for the second quarter of fiscal year 2014 from $348,100 for second quarter of fiscal year 2013.  Gross margins (as measured by net sales less cost of goods sold, divided by net sales) were 29.5% for the second quarter of fiscal year 2014 compared to 28.3% for the same period of the prior year.  The increase in gross margin is primarily attributable to a favorable mix of products, partially offset by decreases in the Aerospace sales volume.

Cost of goods sold for the first half of fiscal year 2014 increased by  $17,821 to $655,494 from $637,673 for the first half of fiscal year 2013.  Gross margins were 28.1% for the first half of fiscal year 2014 compared to 28.7% for the same period of the prior year.  The decrease in gross margin is primarily attributable to reduced Aerospace segment sales, mostly offset by favorable product mix within the Energy segment.

Selling, general, and administrative expenses decreased by $1,923 or 5.2% to $35,283 for the second quarter of fiscal year 2014 as compared to $37,206 for the same period of fiscal year 2013.    Selling, general and administrative expenses as a percentage of net sales decreased to 7.3% for the second quarter of fiscal year 2014 as compared to 7.7% for the same period of fiscal year 2013.  Selling, general, and administrative expenses decreased by $1,013, or 1.4%, to $72,611 for the first half of fiscal year 2014 as compared to $73,624 for the same period of fiscal year 2013.  Selling, general, and administrative expenses as a percentage of net sales decreased to 8.0% for the first half of fiscal year 2014 compared to 8.2% for the same period of fiscal year 2013.  The decrease in expenses in both the second quarter and first half of fiscal year 2014 was primarily related to cost control initiatives.

Research and development costs increased by $1,805, or 5.3%, to $35,805 for the second quarter of fiscal year 2014 as compared to $34,000 for the same period of fiscal year 2013.  Research and development costs increased as a percentage of net sales to 7.4% for the for the second quarter of fiscal year 2014 as compared to 7.0% for the same period of fiscal year 2013.  Research and development costs as a percent of net sales increased primarily due to the decrease in net sales for the quarter.  Research and development costs increased by $1,211, or 1.9%, to $65,229 for the first half of fiscal year 2014 as compared to $64,018 for the same period of fiscal year 2013.  Research and development as a percentage of net sales was 7.2% both for the first half of fiscal year 2014 and the first half of fiscal year 2013.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development as programs continue.

Amortization of intangible assets decreased to $8,657 and $17,141 for the second quarter and first half of fiscal year 2014, respectively, compared to $9,813 and $17,480 for the same respective periods of fiscal year 2013.  As a percentage of net sales, amortization of intangible assets decreased to 1.8% and 1.9% for the second quarter and first half of fiscal year 2014, respectively, as compared to 2.0% for both of the same periods of fiscal year 2013.

Interest expense decreased to $6,185 and $12,247 for the second quarter and first half of fiscal year 2014, respectively, compared to $7,017 and $13,473 for the same respective periods of fiscal year 2013.  As a percentage of net sales, interest expense was 1.3% for both the second quarter and first half of fiscal year 2014, compared to 1.4% and 1.5%, respectively, for the same periods of fiscal year 2013.

Income taxes were provided at an effective rate on earnings before income taxes of 21.1% and 24.0% for the second quarter and first half of fiscal year 2014, respectively, compared to 15.7% and 21.4%, respectively, for the same periods of fiscal year 2013.    The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

	Three-Month	Six-Month
	Period	Period
Effective tax rate for the period ended March 31, 2013	15.7%	21.4%
Research and experimentation credit	16.1	8.8
Adjustment of prior period tax items	(9.7)	(5.7)
Taxes on international activities	(0.8)	(0.8)
Other	(0.2)	0.3
Effective tax rate for the period ended March 31, 2014	21.1%	24.0%

The increase in the effective tax rate is primarily attributable to the retroactive impact of the reinstatement of the U.S. research and experimentation credit in fiscal year 2013, which did not recur in fiscal year 2014.  This increase was partially offset by larger net favorable resolutions of tax matters and lapses of applicable statutes of limitations that resulted in a net favorable amount in fiscal year 2014 than occurred in fiscal year 2013.

Segment Results

The following table presents sales by segment:

	Three-Months Ended March 31,				Six-Months Ended March 31,
	2014		2013		2014		2013
Net sales:
Aerospace	$261,021	54.1%	$270,493	55.7%	$490,893	53.9%	$481,882	53.9%
Energy	221,446	45.9	215,020	44.3	420,616	46.1	411,970	46.1
Consolidated net sales	$482,467	100.0%	$485,513	100.0%	$911,509	100.0%	$893,852	100.0%

The following table presents earnings by segment:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2014	2013	2014	2013
Aerospace	$40,289	$41,223	$62,838	$72,791
Energy	31,888	24,235	58,959	48,143
Total segment earnings	72,177	65,458	121,797	120,934
Nonsegment expenses	(9,293)	(8,174)	(19,966)	(18,725)
Interest expense, net	(6,128)	(6,948)	(12,131)	(13,336)
Consolidated earnings before income taxes	56,756	50,336	89,700	88,873
Income tax expense	(11,958)	(7,890)	(21,519)	(19,059)
Consolidated net earnings	$44,798	$42,446	$68,181	$69,814

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2014	2013	2014	2013
Aerospace	15.4%	15.2%	12.8%	15.1%
Energy	14.4%	11.3%	14.0%	11.7%

Aerospace

Aerospace segment net sales were $261,021 and $490,893 for the second quarter and first half of fiscal year 2014, respectively, compared to $270,493 and $481,882, respectively, for the same periods of fiscal year 2013.  Segment net sales for first half of fiscal year 2014, excluding the sales from the acquired Duarte Business for the first quarter of fiscal year 2014, for which there were no comparable sales in the first quarter of fiscal year 2013 due to the timing of the acquisition, were $459,461, a decrease of $22,421, or 4.7%, compared to the same period of the prior fiscal year. Segment net sales for the second quarter of fiscal year 2014, and segment net sales for the first half of fiscal year 2014 excluding the net sales from the acquired Duarte Business, were lower compared to the same periods of fiscal year 2013, driven primarily by lower aftermarket and original equipment manufacturer (“OEM”) defense sales, partially offset by higher commercial OEM and aftermarket sales.

Defense sales have improved in the second quarter as compared to the first quarter of fiscal year 2014.  However, ongoing budget uncertainties have continued to impact the timing of contracts and upgrade programs and caused quarterly variability during the current fiscal year, and have resulted in lower defense sales in the first half of fiscal year 2014 as compared to the prior fiscal year.  Defense aftermarket spare parts and repair sales decreased significantly from the prior year, particularly related to sales for rotorcraft programs.  Defense OEM sales also declined as compared to the prior year, but not as significantly.  We anticipate that these continued budget uncertainties may result in quarterly variability in our defense sales for the remainder of the fiscal year.

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

Aerospace segment earnings decreased by $934, or 2.3%,  to $40,289 and $9,953, or 13.7%, to $62,838 for the second quarter and first half of fiscal year 2014, respectively, as compared $41,223 and $72,791, respectively, for the same periods of fiscal year 2013 due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2013	$41,223	$72,791
Sales volume	(4,995)	(13,721)
Price and sales mix	1,093	268
Cost control initiatives	2,131	2,131
Other, net	837	1,369
Earnings for the period ended March 31, 2014	$40,289	$62,838

Segment earnings as a percentage of sales were 15.4% and 12.8% for the second quarter and first half of fiscal year 2014, respectively, compared to 15.2% and 15.1% for the same periods of fiscal year 2013.  The decrease in Aerospace segment earnings in the second quarter and first half of fiscal year 2014 compared to the same periods of fiscal year 2013 was primarily attributable to the impact of reduced defense sales volumes and increased deliveries of narrowbody prototype hardware, partially offset by cost control initiatives.

Energy

Energy segment net sales were $221,446 and $420,616 for the second quarter and first half of fiscal year 2014, respectively, compared to $215,020 and $411,970 for the same respective periods of fiscal year 2013.  The increase in sales is primarily attributable to improvements in several markets, including the aero-derivative turbine and renewable power markets, partially offset by lower sales of CNG systems.

Energy segment earnings increased by $7,653, or 31.6%, to $31,888 and $10,816, or 22.5% to $58,959 for the second quarter and first half of fiscal year 2014, respectively, as compared to $24,235 and $48,143, respectively, for the same periods of fiscal year 2013 due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2013	$24,235	$48,143
Sales volume	3,193	3,680
Price, sales mix and productivity	1,528	5,711
Realignment savings	1,779	3,066
Effects of changes in foreign currency rates	(1,061)	(2,232)
Other, net	2,214	591
Earnings for the period ended March 31, 2014	$31,888	$58,959

Segment earnings as a percentage of sales increased to 14.4%  and 14.0% in the second quarter and first half of fiscal year 2014, respectively, compared to 11.3% and 11.7%, respectively, for the same periods of fiscal year 2013.    The increase in the Energy segment earnings for the second quarter and first half of fiscal year 2014 as compared to the same respective periods of fiscal year 2013 was driven primarily by increased sales volume, continuing manufacturing productivity gains, and savings related to realignments within the segment.  Foreign currency exchange rates had an unfavorable impact of $1,061 and $2,232 for the second quarter and first half of fiscal year 2014, respectively, compared to the same periods of fiscal year 2013.

Nonsegment expenses

Nonsegment expenses for the second quarter and first half of fiscal year 2014 increased to $9,293 and $19,966, respectively, compared to $8,174 and $18,725 for the same periods for fiscal year 2013.  As a percent of sales, nonsegment expenses for the second quarter and first half of fiscal year 2014 increased to 1.9% and 2.2% of net sales, respectively, compared to 1.7% and 2.1% of net sales for the same periods of fiscal year 2013.

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

Our aggregate cash and cash equivalents were $56,665 and $48,556, and our working capital was $611,340 and $541,183 at March 31, 2014 and September 30, 2013, respectively.  Of the $56,665 of cash and cash equivalents held at March 31, 2014, $41,115 was held by our foreign subsidiaries.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts from Chinese customers, in settlement of certain customer accounts receivable, bank drafts issued by creditworthy Chinese banks. Bank drafts are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bank drafts represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bank draft as of the maturity date.  The maturity date of bank drafts varies, but it is Woodward’s policy to only accept bank drafts with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a bank draft from a customer,  such customer has no further obligation to pay Woodward for the related accounts receivable balance.   At March 31, 2014 and September 30, 2013, Woodward had bank drafts of $49,052 and $72,954, respectively, recorded as non-customer accounts receivable on its condensed consolidated balance sheets. Woodward only accepts bank drafts issued by creditworthy banks as to which the credit risk associated with the bank draft is assessed to be minimal.

On October 1, 2013, we entered into the 2013 Note Purchase Agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.  We issued the Series G, H and I Notes on October 1, 2013 in an aggregate principal amount of $100,000 and used the proceeds to repay all of the outstanding balance on our Series B Notes due October 1, 2013.  We issued the Series J, K and L Notes in an additional $150,000 aggregate principal amount on November 15, 2013.  The notes issued under the 2013 Note Purchase Agreement have not been registered under the Securities Act of 1933 and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Holders of the notes under the 2013 Note Purchase Agreement are not entitled to any registration rights.  For further discussion of the 2013 Note Purchase Agreement, see Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q.

Our revolving credit facility, which we entered into on July 10, 2013, matures in July 2018 and provides a borrowing capacity of up to $600,000 with the option to increase total available borrowings to up to $800,000, subject to lenders’ participation.  We can borrow against our $600,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our stock, payments of dividends, and acquisitions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of our $600,000 revolving credit facility and our other credit facilities, see Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At March 31, 2014, we had total outstanding debt of $605,000 with additional borrowing availability of $488,402 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $28,206 under various foreign credit facilities.

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

At March 31, 2014, we had $105,000 borrowings outstanding on our revolving credit facility, of which $84,000 was classified as long-term, and no borrowings outstanding on our foreign credit facilities.    Revolving credit facility and short-term borrowing activity during the six-months ended March 31, 2014 was as follows:

Maximum daily balance during the period	$123,602
Average daily balance during the period	$98,195
Weighted average interest rate on average daily balance	1.50%

We believe we were in compliance with all our debt covenants at March 31, 2014.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

We are currently developing a second campus in the greater-Rockford, Illinois area for our aerospace business.  This campus is intended to support the growth expected over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  These investments are expected to result in future productivity gains for our existing and new business. However, given the significance of the anticipated volumes associated with the new system platforms, we still expect our Rockford area workforce to increase substantially, by as much as 70%-90% from current levels, by the end of 2021.  In addition, in September 2013, we invested in a building site in Niles, Illinois.  We are building a new facility on this site for our aerospace business and will relocate some of our operations currently residing in nearby Skokie, Illinois, to this new facility.  We are also developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our energy business by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We anticipate investing approximately $500,000 through fiscal year 2016 in land, buildings and equipment among our two Rockford area campuses, the facility in Niles, Illinois, and a new campus at our corporate headquarters in Fort Collins, Colorado.

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

Cash Flows

	Six-Months Ended
	March 31,
	2014	2013
Net cash provided by operating activities	$124,644	$92,987
Net cash used in investing activities	(68,406)	(245,724)
Net cash provided by (used in) financing activities	(48,394)	145,688
Effect of exchange rate changes on cash and cash equivalents	265	(122)
Net change in cash and cash equivalents	8,109	(7,171)
Cash and cash equivalents at beginning of period	48,556	61,829
Cash and cash equivalents at end of period	$56,665	$54,658

Net cash flows provided by operating activities for the first half of fiscal year 2014 was $124,644 compared to $92,987 for the same period of fiscal year 2013.  The increase of $31,657 is primarily attributable to improved working capital.

Net cash flows used in investing activities for the first half of fiscal year 2014 was $68,406 compared to $245,724 for the same period of fiscal year 2013.  The decrease in cash used compared to the same period of the last fiscal year is due primarily to the acquisition of the Duarte Business in the first quarter of fiscal year 2013, which utilized $198,860 of cash.  In addition, payments for property, plant and equipment increased by $21,376 to $68,560 in the first half of fiscal year 2014 as compared to $47,184 in the same period of fiscal year 2013 related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new facility in Niles, Illinois, and a new campus at our headquarters in Fort Collins, Colorado.

Net cash flows used in financing activities for the first half of fiscal year 2014 was $48,394 compared to net cash flows provided by financing activities of $145,688 for the same period of fiscal year 2013.  During the first half of fiscal year 2014, we had net short and long-term borrowings of $55,002 compared to net debt borrowings of $162,868 in the prior year.  The higher borrowings in the first half of fiscal year 2013 were primarily attributable to the acquisition of the Duarte Business.  We utilized $99,655 to repurchase 2,351 shares of our common stock in the first half of fiscal year 2014 under our existing stock repurchase program.  In the first half of fiscal year 2013, we utilized $17,144 to repurchase 448 shares of our common stock under our existing stock repurchase program.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first half of fiscal year 2014 other than our entering into the 2013 Note Purchase Agreement as discussed in Note 13, Credit facilities, short-term borrowings and long-term debt, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning with the second quarter of fiscal year 2014, management included the internal controls of the Duarte Business in its assessment of the effectiveness of Woodward’s internal controls over financial reporting.  The Duarte Business was acquired in the first quarter of fiscal year 2013, as discussed in Note 4, Business Acquisitions, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, and was excluded from management’s annual report on internal control over financial reporting for the fiscal year ended September 30, 2013 in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses.  The Duarte Business will be included in the September 30, 2014 assessment of Woodward’s internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts.)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2014 through January 31, 2014 (2)	433,584	$43.63	433,000	$137,490
February 1, 2014 through February 28, 2014 (2), (3)	881,361	42.15	881,282	100,345
March 1, 2014 through March 31, 2014 (2)	2,478	41.53	-	100,345

(1)

In July 2013, our Board of Directors authorized a program for the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will expire in July 2016.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, in January, February and March of 2014 584, 79 and 2,070, shares of common stock, respectively, were acquired on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 408 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in March 2014.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

(3)	Does not include shares acquired as part of the cashless exercise of stock options. In February 2014, 36,766 shares were acquired at an average price of $43.12 per share.

Item 6.Exhibits

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.

Date: April 22, 2014	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: April 22, 2014	/s/ Robert F. Weber, Jr.
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

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report