Form 10-K/A
period 2013-09-30
Woodward, Inc.
filed 2014-06-12
CIK 108312

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders held January 22, 2014, are incorporated by reference into Part III of this Form 10-K/A, to the extent indicated.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (“2013 Form 10-K”) with the Securities and Exchange Commission (“SEC”) on November 14, 2013.   We are filing this Amendment No. 1 on Form 10-K/A (“Amendment”) solely for the purpose of incorporating by reference the information required by Item 11 of Part III of Form 10-K, including the Company's "Compensation Discussion and Analysis" for the year ended September 30, 2013, which was inadvertently not incorporated by reference into the 2013 Form 10-K from our Proxy Statement for the Annual Meeting of Stockholders held January 22, 2014.  This Amendment replaces in its entirety the information provided in Item 11 of Part III of the 2013 Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Item 11 of Part III of the 2013 Form 10-K is hereby replaced in its entirety.  In addition, Item 15 of Part IV has been amended to contain currently dated certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached to this Amendment No. 1 on Form 10-K/A as Exhibits 31.3 and 31.4.    Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Amendment does not amend or otherwise modify or update the other disclosures presented in the 2013 Form 10-K and does not reflect events occurring after the filing of the 2013 Form 10-K.  Accordingly, this Amendment should be read in conjunction with the 2013 Form 10-K and the Company’s other filings with the SEC.

PRESENTATION OF INFORMATION

Unless we have indicated otherwise or the context otherwise requires, references in this Form 10-K/A to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward, Inc. and its consolidated subsidiaries.

TABLE OF CONTENTS
		Page
PART III
Item 11.	Executive Compensation	2
PART IV
Item 15.	Exhibits and Financial Statement Schedules	3
	Signatures	8

PART III

Item 11.Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees – Director Compensation,” “Board Meetings and Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders held January 22, 2014, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this Form 10-K.

PART IV

Item 15.Exhibits and Financial Statement Schedules

Page Number in Form 10-K
(a)	(1)	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	*
		Consolidated Statements of Earnings for the fiscal years ended September 30, 2013, 2012, and 2011	*
		Consolidated Statements of Comprehensive Earnings for the fiscal years ended September 30, 2013, 2012, and 2011	*
		Consolidated Balance Sheets at September 30, 2013 and 2012	*
		Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2013, 2012, and 2011	*
		Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2013, 2012, and 2011	*
		Notes to Consolidated Financial Statements	*
(a)	(2)	Consolidated Financial Statement Schedule:
		Valuation and Qualifying Accounts	*

* Previously filed with the 2013 Form 10-K.

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a)	(3)	Exhibits Filed as Part of This Report:
‡	3.1	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008
‡	3.2	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008
‡	3.3	Certificate of Amendment of the Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011
‡	3.4	Bylaws of Woodward, Inc., as amended and restated on January 26, 2011, filed as Exhibit 3.2 to Current Report on Form 8-K filed January 28, 2011
†‡	10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000

†‡	10.2	Summary Description of Management Incentive Plan, filed as Exhibit 10.2 to Annual Report on Form 10-K filed November 18, 2010
†‡	10.3	2002 Stock Option Plan, effective January 1, 2002, filed as Exhibit 10(iii) to Quarterly Report on Form 10-Q filed May 9, 2002
†‡	10.4	Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Annual Report on Form 10-K filed December 9, 2002
†‡	10.5	Summary of Non-Employee Director Meeting Fees and Compensation, filed as Exhibit 10.5 to Annual Report on Form 10-K filed November 14, 2013
†‡	10.6	Material Definitive Agreement with Thomas A. Gendron, filed as Exhibit 10.9 to Annual Report on Form 10-K filed November 20, 2009
†‡	10.7	Material Definitive Agreement with Robert F. Weber, Jr., filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 20, 2009
†‡	10.8	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006
†‡	10.9	Amendment No. 1 to the Woodward, Inc. 2006 Omnibus Incentive Plan, effective as of January 26, 2011, filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 16, 2011
†‡	10.10	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Quarterly Report on Form 10-Q filed July 25, 2007
†‡	10.11	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Current Report on Form 8-K filed November 21, 2007
†‡	10.12	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.12 to Annual Report on Form 10-K filed November 15, 2012
†‡	10.13	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.13 to Annual Report on Form 10-K filed November 14, 2013
†‡	10.14

Form of Restricted Stock Agreement (This form of award agreement has only been entered into with Thomas A. Gendron in connection with the restricted stock award as described in the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2013.), filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed January 22, 2014

‡	10.15

Credit Agreement, dated as of July 10, 2013, by and among the Company, the foreign subsidiary borrowers party thereto, the institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2013

†‡	10.16	Summary of Executive Officer Compensation, filed as Exhibit 10.16 to Annual Report on Form 10-K filed November 14, 2013
†‡	10.17	Dennis Benning Post Retirement Relocation Agreement, filed as Exhibit 10.17 to Annual Report on Form 10-K filed November 29, 2007
†‡	10.18	Dennis Benning Promotion Letter dated October 1, 2008, filed as Exhibit 10.18 to Annual Report on Form 10-K filed November 20, 2008

†‡	10.19	Chad Preiss Promotion Letter dated October 1, 2008, filed as Exhibit 10.19 to Annual Report on Form 10-K filed November 20, 2008
‡	10.20

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

†‡	10.31	Executive Benefit Plan, as amended and restated as of September 18, 2013, filed as Exhibit 10.31 to Annual Report on Form 10-K filed November 14, 2013
†‡	10.32	Dennis Benning Confirmation of Assignment Extension Letter dated November 17, 2010, filed as Exhibit 10.28 to Annual Report on Form 10-K filed November 18, 2010

†‡	10.33	James D. Rudolph Promotion Letter, dated February 10, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 27, 2011
†‡	10.34	Mr. Martin V. Glass employment letter, dated April 27, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 26, 2011
†‡	10.35	Sagar Patel employment letter, dated June 17, 2011, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed July 26, 2011
†‡	10.36	Gerhard Lauffer Supplemental Agreement, dated September 25, 2012, filed as Exhibit 10.30 to Annual Report on Form 10-K filed November 15, 2012
†‡	10.37	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2008, filed as Exhibit 99.1 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.38	Amendment No. 1 to the Woodward Retirement Savings Plan, dated as of April 21, 2010, filed as Exhibit 99.2 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.39	Amendment No. 2 to the Woodward Retirement Savings Plan, dated as of April 21, 2009, filed as Exhibit 99.3 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.40	Amendment No. 3 to the Woodward Retirement Savings Plan, dated as of November 8, 2009, filed as Exhibit 99.4 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.41	Amendment No. 4 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.5 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.42	Amendment No. 5 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.6 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.43	Amendment No. 6 to the Woodward Retirement Savings Plan, dated as of November 8, 2011, filed as Exhibit 99.7 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.44	Amendment No. 7 to the Woodward Retirement Savings Plan, dated as of March 1, 2013, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 26, 2013
‡	21.1	Subsidiaries, filed as Exhibit 21.1 to Annual Report on Form 10-K filed November 14, 2013
‡	23.1	Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23.1 to Annual Report on Form 10-K filed November 14, 2013
‡	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron, filed as Exhibit 31.1 to Annual Report on Form 10-K filed November 14, 2013
‡	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr., filed as Exhibit 31.2 to Annual Report on Form 10-K filed November 14, 2013
*	31.3	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron

*	31.4	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
‡	32.1	Section 1350 certifications, filed as Exhibit 32.1 to Annual Report on Form 10-K filed November 14, 2013
‡	101.INS	XBRL Instance Document, filed as Exhibit 101.INS to Annual Report on Form 10-K filed November 14, 2013
‡	101.SCH	XBRL Taxonomy Extension Schema Document, filed as Exhibit 101.SCH to Annual Report on Form 10-K filed November 14, 2013
‡	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed as Exhibit 101.CAL to Annual Report on Form 10-K filed November 14, 2013
‡	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed as Exhibit 101.DEF to Annual Report on Form 10-K filed November 14, 2013
‡	101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed as Exhibit 101.LAB to Annual Report on Form 10-K filed November 14, 2013
‡	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed as Exhibit 101.PRE to Annual Report on Form 10-K filed November 14, 2013

†	Management contract or compensatory plan or arrangement
‡	Incorporated by reference as an exhibit to this Report (file number 000-08408, unless otherwise indicated).
*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.

Date: June 12, 2014	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: June 12, 2014	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)