Form 10-Q
period 2014-06-30
Woodward, Inc.
filed 2014-07-22
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-08408
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

Yes ☐ No ☒

As of July 17, 2014, 65,490,433 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$524,284	$483,759	$1,435,793	$1,377,611
Costs and expenses:
Cost of goods sold	372,571	349,482	1,028,065	987,155
Selling, general and administrative expenses	40,468	46,747	113,079	120,371
Research and development costs	34,990	35,487	100,219	99,505
Amortization of intangible assets	8,357	9,769	25,498	27,249
Interest expense	5,972	6,723	18,219	20,196
Interest income	(73)	(68)	(189)	(205)
Other (income) expense, net (Note 16)	(469)	122	(1,266)	(1,030)
Total costs and expenses	461,816	448,262	1,283,625	1,253,241
Earnings before income taxes	62,468	35,497	152,168	124,370
Income tax expense	16,467	11,834	37,986	30,893
Net earnings	$46,001	$23,663	$114,182	$93,477

Earnings per share (Note 3):
Basic earnings per share	$0.70	$0.35	$1.71	$1.36
Diluted earnings per share	$0.69	$0.34	$1.68	$1.34

Weighted Average Common Shares Outstanding (Note 3):
Basic	65,845	68,323	66,736	68,506
Diluted	67,147	69,430	68,030	69,698
Cash dividends per share paid to Woodward common stockholders	$0.08	$0.08	$0.24	$0.24

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net earnings	$46,001	$23,663	$114,182	$93,477
Other comprehensive earnings:
Foreign currency translation adjustments	(72)	1,056	4,159	(5,002)
Taxes on changes in foreign currency translation adjustments	74	387	368	806
	2	1,443	4,527	(4,196)
Reclassification of net realized losses on derivatives to earnings	24	42	73	128
Unrealized gain on derivatives arising during the period	-	546	-	546
Taxes on changes in derivative transactions	(9)	(223)	(27)	(256)
	15	365	46	418
Minimum retirement benefit liability adjustments (Note 18)
Net gain (loss) arising during the period	1,193	-	1,193	-
Curtailment arising during the period	(915)	-	(915)	-
Amortization of:
Net prior service benefit	(22)	(23)	(66)	(69)
Net loss	199	440	588	1,332
Foreign currency exchange rate changes on minimum retirement benefit liabilities	(263)	170	(483)	1,355
Taxes on changes in minimum retirement liability adjustments	31	(214)	(14)	(939)
	223	373	303	1,679
Total comprehensive earnings	$46,241	$25,844	$119,058	$91,378

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2014	2013
ASSETS		(a)
Current assets:
Cash and cash equivalents	$95,842	$48,556
Accounts receivable, less allowance for uncollectible amounts of $7,260 and $8,872, respectively	322,463	381,065
Inventories	469,036	431,744
Income taxes receivable	6,641	14,071
Deferred income tax assets	44,246	43,027
Other current assets	47,971	38,650
Total current assets	986,199	957,113
Property, plant and equipment, net	436,474	350,048
Goodwill	562,691	561,458
Intangible assets, net	263,490	288,775
Deferred income tax assets	17,210	13,926
Other assets	57,009	47,198
Total assets	$2,323,073	$2,218,518
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$100,000
Accounts payable	179,420	145,541
Income taxes payable	14,107	7,848
Deferred income tax liabilities	800	800
Accrued liabilities	130,252	161,741
Total current liabilities	324,579	415,930
Long-term debt, less current portion	665,000	450,000
Deferred income tax liabilities	102,909	104,533
Other liabilities	96,588	105,510
Total liabilities	1,189,076	1,075,973
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	110,237	101,147
Accumulated other comprehensive earnings	19,991	15,115
Deferred compensation	3,878	4,007
Retained earnings	1,292,048	1,193,887
	1,426,260	1,314,262
Treasury stock at cost, 7,477 shares and 4,883 shares, respectively	(288,385)	(167,710)
Treasury stock held for deferred compensation, at cost, 198 shares and 232 shares, respectively	(3,878)	(4,007)
Total stockholders' equity	1,133,997	1,142,545
Total liabilities and stockholders' equity	$2,323,073	$2,218,518
(a) Retrospectively adjusted as discussed in Note 4, Business acquisitions

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$114,182	$93,477
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,680	56,220
Net (gain) loss on sales of assets	116	(78)
Stock-based compensation	8,739	7,355
Excess tax benefits from stock-based compensation	(2,638)	(4,755)
Deferred income taxes	(5,749)	(36)
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	73	128
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	57,151	24,584
Inventories	(38,860)	(20,164)
Accounts payable and accrued liabilities	(6,434)	(16,320)
Current income taxes	16,130	(2,543)
Retirement benefit obligations	(2,676)	(3,290)
Other	(13,824)	(1,561)
Net cash provided by operating activities	183,890	133,017
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(104,530)	(78,515)
Proceeds from sale of assets	258	354
Business acquisitions, net of cash acquired	-	(198,860)
Net cash used in investing activities	(104,272)	(277,021)
Cash flows from financing activities:
Cash dividends paid	(16,021)	(16,421)
Proceeds from sales of treasury stock	8,380	7,439
Payments for repurchases of common stock	(141,488)	(45,754)
Excess tax benefits from stock compensation	2,638	4,755
Borrowings on revolving lines of credit and short-term borrowings	356,071	97,072
Payments on revolving lines of credit and short-term borrowings	(191,069)	(62,329)
Proceeds from issuance of long-term debt	250,000	200,000
Payments of long-term debt	(300,000)	(41,875)
Payments of debt financing costs	(1,297)	-
Net cash provided by (used in) financing activities	(32,786)	142,887
Effect of exchange rate changes on cash and cash equivalents	454	260
Net change in cash and cash equivalents	47,286	(857)
Cash and cash equivalents at beginning of period	48,556	61,829
Cash and cash equivalents at end of period	$95,842	$60,972

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2012	-	72,960	(4,536)	(276)	$106	$97,826	$17,447	$(376)	$(28,794)	$(11,723)	$4,344	$1,069,811	$(147,905)	$(4,344)	$1,008,115

Net earnings	-	-	-	-	-	-	-	-	-	-	-	93,477	-	-	93,477
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(4,196)	418	1,679	(2,099)	-	-	-	-	(2,099)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(16,421)	-	-	(16,421)
Purchases of treasury stock	-	-	(1,395)	-	-	-	-	-	-	-	-	-	(51,846)	-	(51,846)
Sales of treasury stock	-	-	750	-	-	(12,653)	-	-	-	-	-	-	22,639	-	9,986
Common shares issued from treasury stock for benefit plans	-	-	250	-	-	1,923	-	-	-	-	-	-	7,857	-	9,780
Tax benefit attributable to exercise of stock options	-	-	-	-	-	4,755	-	-	-	-	-	-	-	-	4,755
Stock-based compensation	-	-	-	-	-	7,355	-	-	-	-	-	-	-	-	7,355
Transfer of stock to deferred compensation plan	-	-	2	(2)	-	24	-	-	-	-	97	-	74	(97)	98
Purchases of stock by deferred compensation plan	-	-	-	(2)	-	-	-	-	-	-	61	-	-	(61)	-
Distribution of stock from deferred compensation plan	-	-	-	42	-	-	-	-	-	-	(440)	-	-	440	-
Balances as of June 30, 2013	-	72,960	(4,929)	(238)	$106	$99,230	$13,251	$42	$(27,115)	$(13,822)	$4,062	$1,146,867	$(169,181)	$(4,062)	$1,063,200

Balances as of October 1, 2013	-	72,960	(4,883)	(232)	$106	$101,147	$25,742	$43	$(10,670)	$15,115	$4,007	$1,193,887	$(167,710)	$(4,007)	$1,142,545
Net earnings	-	-	-	-	-	-	-	-	-	-	-	114,182	-	-	114,182
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	4,527	46	303	4,876	-	-	-	-	4,876
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(16,021)	-	-	(16,021)
Purchases of treasury stock	-	-	(3,309)	-	-	-	-	-	-	-	-	-	(143,073)	-	(143,073)
Sales of treasury stock	-	-	455	-	-	(4,949)	-	-	-	-	-	-	14,042	-	9,093
Common shares issued from treasury stock for benefit plans	-	-	260	-	-	2,837	-	-	-	-	-	-	8,356	-	11,193
Tax benefit attributable to exercise of stock options	-	-	-	-	-	2,463	-	-	-	-	-	-	-	-	2,463
Stock-based compensation	-	-	-	-	-	8,739	-	-	-	-	-	-	-	-	8,739
Purchases of stock by deferred compensation plan	-	-	-	(7)	-	-	-	-	-	-	324	-	-	(324)	-
Distribution of stock from deferred compensation plan	-	-	-	41	-	-	-	-	-	-	(453)	-	-	453	-
Balances as of June 30, 2014	-	72,960	(7,477)	(198)	$106	$110,237	$30,269	$89	$(10,367)	$19,991	$3,878	$1,292,048	$(288,385)	$(3,878)	$1,133,997

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2014 and for the three and nine-months ended June 30, 2014 and June 30, 2013, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2014, and the statements of earnings, comprehensive earnings, cash flows, and changes in the statement of stockholders’ equity for the periods presented herein.  The results of operations for the three and nine-months ended June 30, 2014 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

The Condensed Consolidated Balance Sheet as of September 30, 2013 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended.  During the three-months ended December 31, 2013, Woodward completed purchase accounting valuation estimates related to the acquisition of the Duarte Business (as defined below in Note 4, Business acquisitions) and as a result, retrospectively adjusted the valuations of certain liabilities with a corresponding increase to goodwill and intangible assets as of the acquisition date.  The retrospective adjustments amounted to approximately $12,800 and primarily relate to long-term performance obligations and other accrued liabilities.  Changes since the acquisition date to the valuations of the assets and liabilities acquired resulted in insignificant changes to Woodward’s previously reported earnings and therefore prior reported earnings have not been restated.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  The amendments (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition across entities, industries, jurisdictions, and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements, and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (fiscal year 2018 for Woodward), including interim periods within that reporting period.  Early adoption is not permitted.  An entity should adopt the amendments using one of the following methods: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  Woodward is currently assessing the impact that this guidance may have on its Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendments require companies to provide information about the amounts reclassified out of accumulated comprehensive income by component.  ASU 2013-02 requires a company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated comprehensive income by respective line items of net income, but only if the amount so reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012 (fiscal year 2014 for Woodward).  The disclosure requirement of ASU 2013-02, which Woodward has adopted, had no material impact on its Consolidated Financial Statements.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net earnings	$46,001	$23,663	$114,182	$93,477
Denominator:
Basic shares outstanding	65,845	68,323	66,736	68,506
Dilutive effect of stock options and restricted stock	1,302	1,107	1,294	1,192
Diluted shares outstanding	67,147	69,430	68,030	69,698
Income per common share:
Basic earnings per share	$0.70	$0.35	$1.71	$1.36
Diluted earnings per share	$0.69	$0.34	$1.68	$1.34

The following stock option grants were outstanding during the three and nine-months ended June 30, 2014 and 2013, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Options	677	722	236	239
Weighted-average option price	$40.99	$34.06	$41.05	$34.83

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted-average treasury stock shares held for deferred compensation obligations	206	247	220	262

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

The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting in accordance with ASC Topic 805, “Business Combinations.”  Assets acquired and liabilities assumed in the transaction were allocated and recorded at their estimated acquisition date fair values using management’s best estimate based on available data.  Transaction costs associated with the acquisition were expensed as incurred.  The Company incurred transaction costs of $304 and $2,011 for the three and nine-months ended June 30, 2013,  respectively, which are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings.    No additional transaction costs were incurred in the three and nine-months ended June 30, 2014.

During the three-months ended December 31, 2013, Woodward completed its purchase accounting valuation estimates and as a result, retrospectively adjusted the valuations of certain liabilities with a corresponding increase to goodwill and intangible assets as of the acquisition date.  The retrospective adjustments amounted to approximately $12,800 and primarily relate to long-term performance obligations and other accrued liabilities.  Changes since the acquisition date to the valuations of the assets and liabilities acquired resulted in insignificant changes to Woodward’s previously reported earnings and therefore prior reported earnings have not been restated.  The allocation of the purchase price to the assets and liabilities assumed was finalized as of December 27, 2013.

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

Net sales for the Duarte Business subsequent to the date it was acquired by Woodward were $37,929 and $107,062 for the three and nine-months ended June 30, 2014, respectively, and $34,723 and $69,813 for the three and nine-months ended June 30, 2013, respectively.  Earnings of the Duarte Business subsequent to the date it was acquired by Woodward for the three and nine-months ended June 30, 2014 cannot be determined on a stand-alone basis due to the integration of the Duarte Business into Woodward’s Aerospace segment.  Earnings of the Duarte Business subsequent to the date it was acquired by Woodward for the three and nine-months ended June 30, 2013 were slightly accretive to the consolidated net earnings of Woodward.  Due to the timing of the acquisition, there were no net sales or operating expenses from the Duarte Business included in the Condensed Consolidated Statements of Earnings for the three-months ended December 31, 2012.

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

Prior to the acquisition of the Duarte Business,  the Duarte Business was a wholly owned business of the Seller, and as such was not a stand-alone entity for financial reporting purposes.  Accordingly, the historical operating results of the Duarte Business may not be indicative of the results that might have been achieved, historically or in the future, if the Duarte Business had been a stand-alone entity.  The unaudited pro forma results for the three and nine-months ended June 30, 2014 and June 30, 2013 include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for depreciation expense for property, plant and equipment, adjustments for acquired performance obligations, transaction costs incurred, adjustments to interest expense, and related tax effects.

The unaudited pro forma results for the three and nine-month periods ended June 30, 2014 and June 30, 2013, compared to the actual results reported in these Condensed Consolidated Financial Statements, were as follows:

	Three-Months Ended June 30, 2014		Three-Months Ended June 30, 2013
	As reported	Pro forma	As reported	Pro forma
Net sales	$524,284	$524,284	$483,759	$483,759
Net earnings	46,001	46,289	23,663	24,639
Earnings per share:
Basic earnings per share	$0.70	$0.70	$0.35	$0.36
Diluted earnings per share	0.69	0.69	0.34	0.35

	Nine-Months Ended June 30, 2014		Nine-Months Ended June 30, 2013
	As reported	Pro forma	As reported	Pro forma
Net sales	$1,435,793	$1,435,793	$1,377,611	$1,408,011
Net earnings	114,182	115,059	93,477	98,609
Earnings per share:
Basic earnings per share	$1.71	$1.72	$1.36	$1.44
Diluted earnings per share	1.68	1.69	1.34	1.41

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of June 30, 2014 or September 30, 2013.

	At June 30, 2014				At September 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$76,260	$-	$-	$76,260	$35,839	$-	$-	$35,839
Investments in money market funds	10,209	-	-	10,209	2,950	-	-	2,950
Investments in reverse repurchase agreements	9,373	-	-	9,373	9,767	-	-	9,767
Equity securities	9,803	-	-	9,803	8,285	-	-	8,285
Total financial assets	$105,645	$-	$-	$105,645	$56,841	$-	$-	$56,841

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

Accounts receivable and accounts payable are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2014		At September 30, 2013
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	15,812	15,103	6,718	8,114
Liabilities:
Long-term debt, including current portion	2	(711,318)	(665,000)	(588,297)	(550,000)

In fiscal years 2013 and 2014, Woodward received long-term notes from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 3.3% at June 30, 2014 and 4.3% at September 30, 2013.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipality notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term note were 3.3% at June 30, 2014 and 4.3% at September 30, 2013.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.4% and 2.0% as of June 30, 2014 and September 30, 2013, respectively.

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

In June 2013, in connection with Woodward’s expected refinancing of current maturities on its existing long-term debt, Woodward entered into a treasury lock agreement with a notional amount of $25,000 that qualified as a cash flow hedge under ASC Topic 815, “Derivatives and Hedging.”  The objective of this derivative instrument was to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven-year period related to the future interest payments on a portion of anticipated future debt issuances.  An unrealized gain of $546 on the derivative instrument was recorded in “Other current assets” as of June 30, 2013 as the fair value of the cash flow hedge with the offset recorded to reduce accumulated other comprehensive loss (“accumulated OCI”).

Woodward did not enter into any derivatives or hedging transactions during the three or nine-months ended June 30, 2014.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net gains of $144 and $71 as of June 30, 2014 and September 30, 2013, respectively.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Condensed Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2014	2013	2014	2013
Amount of (Income) Expense Recognized in Earnings on Derivative	$24	$42	$73	$128
Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	-	(546)	-	(546)
Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	24	42	73	128

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of June 30, 2014, Woodward expects to reclassify $99 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 7.  Supplemental statement of cash flows information

	Nine-Months Ended June 30,
	2014	2013
Interest paid, net of amounts capitalized	$26,619	$25,463
Income taxes paid	36,345	33,923
Income tax refunds received	1,617	3,371
Non-cash activities:
Purchases of property, plant and equipment on account	19,193	1,026
Common shares issued from treasury for benefit plans (Note 18)	11,193	9,780
Notes receivable from municipalities for economic development incentives	6,596	2,064
Cashless exercise of stock options	715	2,645
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	871	3,447

Note 8.  Accounts receivable

Almost all of Woodward’s sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced.  In the normal course of business, not all accounts receivable are collected and, therefore, an allowance for losses of accounts receivable is provided equal to the amount that Woodward believes ultimately will not be collected.  In establishing the amount of the allowance, customer-specific information is considered related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, and current economic conditions. Accounts receivable losses are deducted from the allowance, and the related accounts receivable balances are written off when the receivables are deemed uncollectible.  Recoveries of accounts receivable previously written off are recognized when received.

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

The composition of Woodward’s accounts receivable at June 30, 2014 and September 30, 2013 follows:

	June 30,	September 30,
	2014	2013
Accounts receivable from:
Customers	$279,579	$316,983
Other (Chinese financial institutions)	50,144	72,954
Allowance for uncollectible customer amounts	(7,260)	(8,872)
	$322,463	$381,065

Note 9.  Inventories

	June 30,	September 30,
	2014	2013
Raw materials	$56,642	$67,599
Work in progress	94,204	87,808
Component parts (1)	265,865	229,508
Finished goods	52,325	46,829
	$469,036	$431,744

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 10.  Property, plant, and equipment

	June 30,	September 30,
	2014	2013
Land and land improvements	$57,586	$57,562
Buildings and improvements	199,593	195,008
Leasehold improvements	20,926	18,924
Machinery and production equipment	325,916	305,692
Computer equipment and software	104,972	97,538
Office furniture and equipment	24,433	24,400
Other	18,889	14,197
Construction in progress	159,733	81,428
	912,048	794,749
Less accumulated depreciation	(475,574)	(444,701)
Property, plant and equipment, net	$436,474	$350,048

Woodward is developing a second campus in the greater-Rockford, Illinois area for its Aerospace segment in order to address the growth expected over the next ten years and beyond and to support a substantial number of recently awarded new system platforms, particularly on narrow-body aircraft.  Included in construction in progress at June 30, 2014 and September 30, 2013 are $52,410 and $15,691, respectively, of costs associated with the construction of the second campus, including $1,870 and $444, respectively, of capitalized interest.

Woodward is also developing a new campus at its corporate headquarters in Fort Collins, Colorado to support the continued growth of its Energy segment by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Included in construction in progress at June 30, 2014 and September 30, 2013 are $23,401 and $10,514, respectively, of costs associated with the construction of the new campus, including $1,246 and $394, respectively, of capitalized interest.

In addition, in September 2013, Woodward invested in a building site in Niles, Illinois.  Woodward is building a new facility on this site for its Aerospace segment and will relocate some of its operations currently residing in nearby Skokie, Illinois to this new facility.  Included in construction in progress at June 30, 2014 and September 30, 2013 are $34,130 and $12,067, respectively, of costs associated with the construction of the new facility, including $1,095 and $0 respectively, of capitalized interest.

For the three and nine-months ended June 30, 2014 and June 30, 2013, Woodward recorded depreciation expense of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Depreciation expense	$10,489	$8,559	$32,183	$28,971

For the three and nine-months ended June 30, 2014 and June 30, 2013, Woodward had capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Capitalized interest	$1,676	$322	$3,965	$510

Note 11.  Goodwill

	September 30, 2013	Effects of Foreign Currency Translation	June 30, 2014
Aerospace	$455,107	$316	$455,423
Energy	106,351	917	107,268
Consolidated	$561,458	$1,233	$562,691

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

During the three and nine-months ended June 30, 2014 there were no events or changes in operation that triggered a need to assess goodwill for possible impairment.  As part of the Company’s ongoing monitoring efforts, Woodward will continue to consider the global economic environment and its potential impact on Woodward’s business in assessing goodwill for possible indications of impairment.  There can be no assurance that Woodward’s estimates and assumptions regarding forecasted cash flows of certain reporting units, the current economic environment, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Note 12.  Intangible assets, net

	June 30, 2014			September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$281,683	$(91,729)	$189,954	$282,225	$(77,288)	$204,937
Energy	42,077	(31,866)	10,211	42,008	(29,711)	12,297
Total	$323,760	$(123,595)	$200,165	$324,233	$(106,999)	$217,234

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	20,296	(15,821)	4,475	20,218	(14,722)	5,496
Total	$20,296	$(15,821)	$4,475	$20,218	$(14,722)	$5,496

Process technology:
Aerospace	$76,372	$(30,077)	$46,295	$76,718	$(26,129)	$50,589
Energy	23,571	(12,939)	10,632	23,458	(11,699)	11,759
Total	$99,943	$(43,016)	$56,927	$100,176	$(37,828)	$62,348

Other intangibles:
Aerospace	$47,364	$(46,205)	$1,159	$47,351	$(44,572)	$2,779
Energy	2,654	(1,890)	764	2,631	(1,713)	918
Total	$50,018	$(48,095)	$1,923	$49,982	$(46,285)	$3,697

Total intangibles:
Aerospace	$405,419	$(168,011)	$237,408	$406,294	$(147,989)	$258,305
Energy	88,598	(62,516)	26,082	88,315	(57,845)	30,470
Consolidated Total	$494,017	$(230,527)	$263,490	$494,609	$(205,834)	$288,775

For the three and nine-months ended June 30, 2014 and June 30, 2013, Woodward recorded amortization expense of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Amortization expense	$8,357	$9,769	$25,498	$27,249

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2014 (remaining)	$8,096
2015	29,442
2016	27,737
2017	25,968
2018	25,139
Thereafter	147,108
$263,490

Note 13.  Credit facilities, short-term borrowings and long-term debt

	June 30,	September 30,
	2014	2013
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due July 2018, unsecured	$165,000	$-
Series B notes – 5.63%, due October 2013; unsecured	-	100,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	-
Series H notes – 4.03%, due November 2023; unsecured	25,000	-
Series I notes – 4.18%, due November 2025; unsecured	25,000	-
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	-
Series K notes – 4.03%, due November 2023; unsecured	50,000	-
Series L notes – 4.18%, due November 2025; unsecured	50,000	-
Long-term borrowings under Line of Credit - Variable rate of 1.06% at September 30, 2013; unsecured	-	200,000
Total debt	665,000	550,000
Less: current portion of long-term debt	-	(100,000)
Long-term debt, excluding current portion	$665,000	$450,000

Woodward maintains a $600,000 revolving credit facility established under a revolving credit agreement between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $800,000, subject to lenders’ participation, and matures in July 2018.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  Under the Revolving Credit Agreement, there were $165,000 of borrowings outstanding as of June 30, 2014, at an effective interest rate of 1.20%, and no borrowings outstanding as of September 30, 2013.  As of June 30, 2014, the entire outstanding balance under the Revolving Credit Agreement was classified as long-term.

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

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of June 30, 2014, the Series J Notes bore interest at an effective rate of 1.48%.

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

Required future principal payments of the Notes as of June 30, 2014 are as follows:

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

Short-term borrowings

A Chinese subsidiary of Woodward has a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at June 30,  2014 and September 30, 2013.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of June 30, 2014 and September 30, 2013 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Note 14.  Accrued liabilities

	June 30,	September 30,
	2014	2013
Salaries and other member benefits	$54,177	$66,212
Warranties	16,796	15,224
Interest payable	6,166	11,437
Current portion of acquired performance obligations and unfavorable contracts (1)	14,607	23,977
Accrued retirement benefits	2,251	2,276
Deferred revenues	4,879	6,304
Taxes, other than income	6,941	6,504
Other	24,435	29,807
	$130,252	$161,741
(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

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

	Nine-Months Ended June 30,
	2014	2013
Warranties, beginning of period	$15,224	$15,742
Expense	7,006	7,996
Increases due to acquisition of Duarte Business	-	157
Reductions for settling warranties	(5,552)	(9,165)
Foreign currency exchange rate changes	118	(20)
Warranties, end of period	$16,796	$14,710

Note 15.  Other liabilities

	June 30,	September 30,
	2014	2013
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$37,409	$39,956
Total unrecognized tax benefits, net of offsetting adjustments	13,451	20,343
Acquired performance obligations and unfavorable contracts (1)	14,622	23,951
Other	31,106	21,260
	$96,588	$105,510
(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

Note 16.  Other (income) expense, net

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (gain) loss on sales of assets	$(20)	$152	$116	$(78)
Rent income	(124)	(127)	(418)	(387)
Net gain on investments in deferred compensation program	(306)	(20)	(879)	(546)
Other	(19)	117	(85)	(19)
	$(469)	$122	$(1,266)	$(1,030)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Earnings before income taxes	$62,468	$35,497	$152,168	$124,370
Income tax expense	16,467	11,834	37,986	30,893
Effective tax rate	26.4%	33.3%	25.0%	24.8%

The decrease in the year-over-year effective tax rate for the three-months ended June 30, 2014 is attributable to higher earnings in jurisdictions with lower tax rates, reduced taxes on current and anticipated future distributions of foreign earnings to the U.S, and the favorable impact of reviews by tax authorities.  This overall year-over-year decrease was partially offset by the lack of a U.S. research and experimentation credit in the three months ended June 30, 2014, as discussed below.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) was enacted, which retroactively extended the U.S. research and experimentation tax credit through December 31, 2013.  As a result, income taxes for the nine-months ended June 30, 2013 included a net expense reduction of $6,558 related to the retroactive impact of

the U.S. research and experimentation tax credit pursuant to the Taxpayer Relief Act.    The slight increase in effective tax rate for the nine-months ended June 30, 2014 is due to the lack of the retroactive benefit of the research and experimentation credit,  offset by larger net favorable resolutions and reviews of tax matters and lapses of applicable statutes of limitations, higher earnings in jurisdictions with lower tax rates, and reduced taxes on current and anticipated future distributions of foreign earnings to the U.S in the current year.

Gross unrecognized tax benefits as of June 30, 2014 and September 30, 2013 were $14,582 and $22,694, respectively.  Included in the balance of unrecognized tax benefits as of June 30, 2014 and September 30, 2013 are $11,628 and $17,838, respectively, of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $113 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of $1,473 as of June 30, 2014 and $2,066 as of September 30, 2013.

Woodward’s tax returns are audited by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  During the three-month period ended June 30, 2014, such reviews of tax matters resulted in a net favorable amount of $1,986.  With a few exceptions, Woodward’s fiscal years remaining open to examination in the United States include fiscal years 2011 and thereafter, and fiscal years remaining open to examination in significant foreign jurisdictions include 2005 and thereafter.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Company costs	$5,537	$5,404	$16,219	$14,777

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired employees in the United States, the United Kingdom, Japan, and Switzerland.  Woodward also provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits.  Postretirement medical benefits are provided to certain current and retired employees and their covered dependents and beneficiaries in the United States and the United Kingdom.  Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current employees.  A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended June 30,
	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Service cost	$872	$1,273	$263	$254	$1,135	$1,527
Interest cost	1,602	1,393	616	518	2,218	1,911
Expected return on plan assets	(2,432)	(2,046)	(781)	(639)	(3,213)	(2,685)
Amortization of:
Net actuarial (gain) loss	83	344	166	113	249	457
Prior service cost (benefit)	19	19	(1)	(2)	18	17
Curtailment (gain) loss	-	-	(915)	-	(915)	-
Net periodic retirement pension (benefit) cost	$144	$983	$(652)	$244	$(508)	$1,227
Contributions paid	$100	$1,550	$176	$439	$276	$1,989

	Nine-Months Ended June 30,
	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Service cost	$2,616	$3,487	$784	$797	$3,400	$4,284
Interest cost	4,815	4,177	1,816	1,591	6,631	5,768
Expected return on plan assets	(7,299)	(6,136)	(2,308)	(1,966)	(9,607)	(8,102)
Amortization of:
Net actuarial (gain) loss	248	1,031	490	352	738	1,383
Prior service cost (benefit)	56	56	(3)	(6)	53	50
Curtailment (gain) loss	-	-	(915)	-	(915)	-
Net periodic retirement pension (benefit) cost	$436	$2,615	$(136)	$768	$300	$3,383
Contributions paid	$400	$4,550	$2,343	$2,696	$2,743	$7,246

The curtailment gain in the three and nine-months ended June 30, 2014 pertained to workforce reductions related to the closure of Woodward’s Swiss facility in connection with the realignment of the renewable power business that occurred in the third quarter of fiscal year 2013.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$11	$18	$35	$54
Interest cost	358	311	1,074	933
Amortization of:
Net actuarial (gain) loss	(50)	(17)	(150)	(51)
Prior service cost (benefit)	(40)	(40)	(119)	(119)
Net periodic other postretirement (benefit) cost	$279	$272	$840	$817
Contributions paid	$481	$490	$1,849	$1,833

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

Retirement pension benefits:
United States	$100
United Kingdom	694
Japan	-
Switzerland	-
Other postretirement benefits	2,105

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Company contributions	$180	$188	$555	$599

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

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014			2013
Expected term (years)	n/a	5.8	5.8	-	8.6	5.8	-	8.6
Estimated volatility	n/a	54.4%	38.5%			48.7%	-	54.9%
Estimated dividend yield	n/a	0.9%	0.8%			0.8%	-	1.0%
Risk-free interest rate	n/a	0.9%	1.7%	-	2.5%	0.8%	-	1.3%

The following is a summary of the activity for stock option awards during the three and nine-months ended June 30, 2014:

	Three-Months Ended			Nine-Months Ended
	June 30, 2014			June 30, 2014
	Number of options	Weighted-Average Exercise Price per Share		Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	4,722	$	$ 27.74	4,423	$25.06
Options granted	-		n/a	694	40.99
Options exercised	(101)		22.16	(455)	20.00
Options forfeited	(6)		33.87	(47)	34.64
Options, ending balance	4,615		27.86	4,615	27.86

Changes in non-vested stock options during the three and nine-months ended June 30, 2014 were as follows:

	Three-Months Ended			Nine-Months Ended
	June 30, 2014			June 30, 2014
	Number of options	Weighted-Average Exercise Price per Share		Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	1,707	$	$ 34.80	1,737	$29.97
Options granted	-		n/a	694	40.99
Options vested	(14)		32.76	(697)	28.90
Options forfeited	(5)		33.90	(46)	34.66
Options, ending balance	1,688		34.82	1,688	34.82

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2014 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,615	$27.86	5.7	$103,020
Options vested and exercisable	2,927	23.85	4.3	77,085
Options vested and expected to vest	4,512	27.66	5.6	101,609

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

Woodward recognizes stock compensation on a straight-line basis over the requisite service period.

A summary of the activity for restricted stock awards in the three and nine-months ended June 30, 2014 follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2014		June 30, 2014
	Number	Fair Value per Share	Number		Fair Value per Share
Beginning balance	24	$39.43	-	$	n/a
Shares granted	-	n/a	24		39.43
Shares vested	-	n/a	-		n/a
Shares forfeited	-	n/a	-		n/a
Ending balance	24	39.43	24		39.43

At June 30, 2014, there was approximately $13,792 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan (for which no further grants will be made) and the 2006 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Segment external net sales:
Aerospace	$274,923	$272,218	$765,816	$754,100
Energy	249,361	211,541	669,977	623,511
Total consolidated net sales	$524,284	$483,759	$1,435,793	$1,377,611
Segment earnings:
Aerospace	$39,357	$38,949	$102,195	$111,740
Energy	40,203	12,430	99,162	60,573
Total segment earnings	79,560	51,379	201,357	172,313
Nonsegment expenses	(11,193)	(9,227)	(31,159)	(27,952)
Interest expense, net	(5,899)	(6,655)	(18,030)	(19,991)
Consolidated earnings before income taxes	$62,468	$35,497	$152,168	$124,370

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	June 30, 2014	September 30, 2013
Segment assets:
Aerospace	$1,385,207	$1,361,861
Energy	600,974	599,007
Total segment assets	1,986,181	1,960,868
Unallocated corporate property, plant and equipment, net	64,990	50,115
Other unallocated assets	271,902	207,535
Consolidated total assets	$2,323,073	$2,218,518

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

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:

•	a decline in business with, or financial distress of, our significant customers;
•	global economic uncertainty and instability in the financial markets;
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

EBIT and EBITDA for the three and nine-months ended June 30, 2014 and June 30, 2013 were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$46,001	$23,663	$114,182	$93,477
Income taxes	16,467	11,834	37,986	30,893
Interest expense	5,972	6,723	18,219	20,196
Interest income	(73)	(68)	(189)	(205)
EBIT	68,367	42,152	170,198	144,361
Amortization of intangible assets	8,357	9,769	25,498	27,249
Depreciation expense	10,489	8,559	32,183	28,971
EBITDA	$87,213	$60,480	$227,879	$200,581

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

Free cash flows for the nine-months ended June 30, 2014 and June 30, 2013 were as follows:

	Nine-Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$183,890	$133,017
Payments for property, plant and equipment	(104,530)	(78,515)
Free cash flow	$79,360	$54,502

OVERVIEW

Operational Highlights

Quarter to Date Highlights

Net sales for the third quarter of fiscal year 2014 were $524,284, an  increase of $40,525 or 8.4%, compared to $483,759 for the third quarter of the prior fiscal year.

Net earnings for the third quarter of fiscal year 2014 were $46,001, or $0.69 per diluted share, an increase of $22,338, or 94.4%, compared to $23,663, or $0.34 per diluted share, for the third quarter of fiscal year 2013.  During the third quarter of fiscal year 2013, net earnings results included specific charges of $15,707, or $0.17 per diluted share, related to the realignment of our renewable power business.  The effective tax rate in the third quarter of fiscal year 2014 was 26.4% compared to 33.3% for the third quarter of the prior fiscal year.

EBIT for the third quarter of fiscal year 2014 was $68,367, up 62.2% from $42,152 in the same period of fiscal year 2013. The prior year’s third quarter EBIT included the $15,707 of specific charges related to our renewable power business.  EBITDA for the third quarter of fiscal year 2014 was $87,213, an increase of 44.2% from $60,480 for the same period of fiscal year 2013.

Year to Date Highlights

Net sales for the first nine months of fiscal year 2014 were $1,435,793, an increase of 4.2% from $1,377,611 for the first nine months of the prior fiscal year.  Net sales for the first nine months of fiscal 2014, excluding the Duarte Business (discussed below) for the first three months of fiscal year 2014, were $1,404,361, an  increase of 1.9% from the first nine months of the prior fiscal year.

Net earnings for the first nine months of fiscal year 2014 were $114,182, or $1.68 per diluted share, an increase of $20,705, or 22.1%, compared to $93,477, or $1.34 per diluted share, for the first nine months of fiscal year 2013.  The first nine months of fiscal year 2013 net earnings results included specific charges of $15,707, or $0.17 per diluted share.  The effective tax rate in the first nine months of fiscal year 2014 was 25.0% compared to 24.8% for the first nine months of the prior fiscal year.

EBIT for the first nine months of fiscal year 2014 was $170,198, up 17.9% from $144,361 in the same period of fiscal year 2013.  The first nine months of fiscal year 2013 included the $15,707 of specific charges related to our renewable power business.  EBITDA for the first nine months of fiscal year 2014 was $227,879, up 13.6% from EBITDA of $200,581 for the same period of fiscal year 2013.

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

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal year 2014 was $183,890, compared to $133,017 for the same period of fiscal year 2013.

Free cash flow for the first nine months of fiscal year 2014 was $79,360, compared to free cash flow of $54,502 for the same period of fiscal year 2013, primarily attributable to higher cash flow from operations in the current year related mostly to improved earnings and working capital management, partially offset by higher levels of capital expenditures in the current year.

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

At June 30, 2014, we held $95,842 in cash and cash equivalents, and had total outstanding debt of $665,000 with additional borrowing availability of $428,488 under our $600,000 revolving credit facility, net of outstanding letters of credit.  There was additional borrowing capacity of $28,152 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Nine-Months Ended
	June 30, 2014	% of Net Sales	June 30, 2013	% of Net Sales	June 30, 2014	% of Net Sales	June 30, 2013	% of Net Sales
Net sales	$524,284	100%	$483,759	100%	$1,435,793	100%	$1,377,611	100%
Costs and expenses:
Cost of goods sold	372,571	71.1	349,482	72.2	1,028,065	71.6	987,155	71.7
Selling, general, and administrative expenses	40,468	7.7	46,747	9.7	113,079	7.9	120,371	8.7
Research and development costs	34,990	6.7	35,487	7.3	100,219	7.0	99,505	7.2
Amortization of intangible assets	8,357	1.6	9,769	2.0	25,498	1.8	27,249	2.0
Interest expense	5,972	1.1	6,723	1.4	18,219	1.3	20,196	1.5
Interest income	(73)	(0.0)	(68)	(0.0)	(189)	(0.0)	(205)	(0.0)
Other (income) expense, net	(469)	(0.1)	122	0.0	(1,266)	(0.1)	(1,030)	(0.1)
Total costs and expenses	461,816	88.1	448,262	92.7	1,283,625	89.4	1,253,241	91.0
Earnings before income taxes	62,468	11.9	35,497	7.3	152,168	10.6	124,370	9.0
Income tax expense	16,467	3.1	11,834	2.4	37,986	2.6	30,893	2.2
Net earnings	$46,001	8.8	$23,663	4.9	$114,182	8.0	$93,477	6.8

Other select financial data:

	June 30,	September 30,
	2014	2013
Working capital	$661,620	$541,183
Total debt	665,000	550,000
Total stockholders' equity	1,133,997	1,142,545

Net Sales

Consolidated net sales for the third quarter of fiscal year 2014 increased by $40,525, or 8.4%, compared to the same period of fiscal year 2013.  Consolidated net sales for the first nine months of fiscal year 2014 increased by $58,182, or 4.2% compared to the same period of fiscal year 2013.  Details of the changes in consolidated net sales are as follows:

	Three-Month	Nine-Month
	Period	Period
Consolidated net sales for the period ended June 30, 2013	$483,759	$1,377,611
Aerospace volume	(1,740)	(34,274)
Energy volume	37,435	45,257
Price and sales mix	3,621	13,813
Duarte Business net sales from October 2013 to December 2013	-	31,432
Effects of changes in foreign currency rates	1,209	1,954
Consolidated net sales for the period ended June 30, 2014	$524,284	$1,435,793

The increase in net sales for the third quarter of fiscal year 2014 was primarily attributable to improvements in a number of markets within both our Energy and Aerospace segments, partially offset by decreased volumes in defense sales in our Aerospace segment and lower sales of compressed natural gas (“CNG”) systems in our Energy segment.

Net sales for the first nine months of fiscal year 2014 include sales from the Duarte Business for the first quarter of fiscal year 2014 for which there were no comparable sales in the first quarter of fiscal year 2013 due to the timing of the acquisition.  The remaining increase in net sales for the first nine months of fiscal year 2014 was primarily attributable to improvements in a number of markets within both our Energy and Aerospace segments, mostly offset by decreased volumes in defense sales in our Aerospace segment and lower sales of CNG systems in our Energy segment.

Price changes:    Increases in selling prices were driven primarily by our Aerospace segment markets.

Foreign currency exchange rates:  During the third quarter and first nine months of fiscal year 2014, our net sales were positively impacted by $1,209 and $1,954, respectively, due to favorable fluctuations in foreign currency exchange rates compared to the same periods of fiscal year 2013.

 Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), European Monetary Units (the “Euro”), Great Britain pounds (“GBP”), Japanese yen (“JPY”), and Chinese yuan (“CNY”).  As the USD, Euro, GBP, JPY, and CNY fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions.  If the CNY, which the Chinese government has not historically allowed to fluctuate significantly against USD, is allowed to fluctuate against USD in the future, we would be exposed to greater variability on sales transactions denominated in CNY.  For additional information on foreign currency exchange rate risk, please refer to the risk factor titled “We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries” set forth under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K.

Costs and Expenses

Cost of goods sold, selling, general, and administrative expenses, and research and development costs as a percent of net sales decreased in the third quarter and first nine months of fiscal year 2014 as compared to the same periods of the prior fiscal year.  This decrease in costs and expenses as a percent of net sales reflects several years of lean implementation, productivity improvements and cost control initiatives across the entire organization.

The Woodward variable compensation plan covers all segments and substantially all members.  The third quarter of fiscal year 2014 reflects a significant increase in our company-wide variable compensation expense both sequentially and compared to the prior year third quarter.

As previously reported, the third quarter of fiscal year 2013 included specific charges of $15,707 related to our renewable power business.  Uncertainty with respect to U.S. and other government renewable power incentives and economic factors associated with alternate energy sources resulted in significant overcapacity and financial distress in the renewable power industry, particularly in our fiscal year 2013.  As a result, we made a decision in fiscal year 2013 to align our renewable power business appropriately for the then current environment and foreseeable future, through revaluation of its assets and liabilities, including workforce management actions.

Cost of goods sold increased by $23,089 to $372,571 for the third quarter of fiscal year 2014 from $349,482 for the third quarter of fiscal year 2013.  Cost of goods sold for the first nine months of fiscal year 2014 increased by $40,910 to $1,028,065 from $987,155 for the first nine months of fiscal year 2013.  The increase in costs of goods sold for the three and nine-month periods is primarily attributable to increased sales in our Energy segment and significant increases in variable compensation compared to the prior year periods.  Cost of goods sold for the third quarter and first nine months of fiscal year 2013 included $8,300 of the specific charges (discussed above) related to the realignment of the renewable power business within our Energy segment.

Gross margins (as measured by net sales less cost of goods sold, divided by net sales) were 28.9% for the third quarter of fiscal year 2014, compared to 27.8% for the same period of the prior year.  Gross margins were 28.4% for the first nine months of fiscal year 2014, compared to 28.3% for the same period of the prior year.  Excluding the $8,300 of specific charges from the gross margins in fiscal year 2013, gross margins for the third quarter and first nine months of fiscal year 2014 were down slightly compared to the same periods of fiscal year 2013, primarily related to significant increases in variable compensation in fiscal year 2014.

Selling, general, and administrative expenses decreased by $6,279 or 13.4% to $40,468 for the third quarter of fiscal year 2014 as compared to $46,747 for the same period of fiscal year 2013.  Selling, general and administrative expenses as a percentage of net sales decreased to 7.7% for the third quarter of fiscal year 2014 as compared to 9.7% for the same period of fiscal year 2013.  Selling, general, and administrative expenses decreased by $7,292, or 6.1%, to $113,079 for the first nine months of fiscal year 2014 as compared to $120,371 for the same period of fiscal year 2013.  Selling, general, and administrative expenses as a percentage of net sales decreased to 7.9% for the first nine months of fiscal year 2014 compared to 8.7% for the same period of fiscal year 2013.  The third quarter and first nine months of fiscal year 2013 included $7,407 of the specific charges (discussed above) related to the realignment of the renewable power business within our Energy segment.  Excluding these specific charges in the prior fiscal year periods, selling, general and administrative expenses in the current fiscal year were comparable to the prior year for both the three and nine-month periods.  In both the third quarter and first nine months of fiscal year 2014, significantly higher levels of variable compensation were offset by cost control initiatives when compared to the same periods of the prior fiscal year.

Research and development costs decreased by $497, or 1.4%, to $34,990 for the third quarter of fiscal year 2014 as compared to $35,487 for the same period of fiscal year 2013.  Research and development costs decreased as a percentage of net sales to 6.7% for the third quarter of fiscal year 2014 as compared to 7.3% for the same period of fiscal year 2013.   Research and development costs increased by $714, or 0.7%, to $100,219 for the first nine months of fiscal year 2014 as compared to $99,505 for the same period of fiscal year 2013.  Research and development costs decreased as a percentage of net sales to 7.0% for the first nine months of fiscal year 2014 as compared to 7.2% for the same period of fiscal year 2013.  Research and development costs for both the third quarter and first nine months of fiscal year 2014 reflected lower spending and increased variable compensation when compared to the same periods of the prior fiscal year.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of achieving development milestones.

Amortization of intangible assets decreased to $8,357 and $25,498 for the third quarter and first nine months of fiscal year 2014, respectively, compared to $9,769 and $27,249 for the same respective periods of fiscal year 2013.  As a percentage of net sales, amortization of intangible assets decreased to 1.6% and 1.8% for the third quarter and first nine months of fiscal year 2014, respectively, as compared to 2.0% for both of the same periods of fiscal year 2013.

Interest expense decreased to $5,972 and $18,219 for the third quarter and first nine months of fiscal year 2014, respectively, compared to $6,723 and $20,196 for the same respective periods of fiscal year 2013.  As a percentage of net sales, interest expense was 1.1% and 1.3% for the third quarter and first nine months of fiscal year 2014, respectively, as compared to 1.4% and 1.5%, respectively, for the same periods of fiscal year 2013.

Income taxes were provided at an effective rate on earnings before income taxes of 26.4% and 25.0% for the third quarter and first nine months of fiscal year 2014, respectively, compared to 33.3% and 24.8%, respectively, for the same periods of fiscal year 2013.    The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

	Three-Month	Nine-Month
	Period	Period
Effective tax rate for the period ended June 30, 2013	33.3%	24.8%
Research and experimentation credit	1.6	6.7
Adjustment of prior period tax items	(0.5)	(3.8)
Taxes on international activities	(7.8)	(2.8)
Other	(0.2)	0.1
Effective tax rate for the period ended June 30, 2014	26.4%	25.0%

The decrease in the year-over-year third quarter effective tax rate is attributable to higher earnings in jurisdictions with lower tax rates, as the prior year third quarter foreign earnings included the specific charges of $15,707 related to our renewable power business.  The year-over year third quarter effective tax rate also decreased because of reduced taxes on current and anticipated future distributions of foreign earnings to the U.S and the favorable impact of reviews by tax authorities.  The overall year-over-year third quarter effective tax rate decrease was partially offset by the lack of a U.S. research and experimentation credit in the current year’s third quarter.

The year-over-year effective tax rate for the first nine months increased slightly due to the retroactive impact of the reinstatement of the U.S. research and experimentation credit in fiscal year 2013, which did not recur in fiscal year 2014.  This increase was offset by larger net favorable resolutions and reviews of tax matters and lapses of applicable statutes of limitations, higher earnings in jurisdictions with lower tax rates, and reduced taxes on current and anticipated future distributions of foreign earnings to the U.S in the current year.

Segment Results

The following table presents sales by segment:

	Three-Months Ended June 30,				Nine-Months Ended June 30,
	2014		2013		2014		2013
Net sales:
Aerospace	$274,923	52.4%	$272,218	56.3%	$765,816	53.3%	$754,100	54.7%
Energy	249,361	47.6	211,541	43.7	669,977	46.7	623,511	45.3
Consolidated net sales	$524,284	100.0%	$483,759	100.0%	$1,435,793	100.0%	$1,377,611	100.0%

The following table presents earnings by segment:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2014	2013	2014	2013
Aerospace	$39,357	$38,949	$102,195	$111,740
Energy	40,203	12,430	99,162	60,573
Total segment earnings	79,560	51,379	201,357	172,313
Nonsegment expenses	(11,193)	(9,227)	(31,159)	(27,952)
Interest expense, net	(5,899)	(6,655)	(18,030)	(19,991)
Consolidated earnings before income taxes	62,468	35,497	152,168	124,370
Income tax expense	(16,467)	(11,834)	(37,986)	(30,893)
Consolidated net earnings	$46,001	$23,663	$114,182	$93,477

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2014	2013	2014	2013
Aerospace	14.3%	14.3%	13.3%	14.8%
Energy	16.1%	5.9%	14.8%	9.7%

Aerospace

Aerospace segment net sales were $274,923 for third quarter of fiscal year 2014, compared to $272,218 for the same period of the prior year.  The slight increase in segment net sales for the third quarter of fiscal year 2014 as compared to the same period of fiscal year 2013 was driven primarily by increases in commercial original equipment manufacturer (“OEM”) and aftermarket sales, mostly offset by lower defense sales in both aftermarket and OEM.

Aerospace segment net sales were $765,816 for the first nine months of fiscal year 2014, compared to $754,100 for the same period of fiscal year 2013.  Segment net sales for first nine months of fiscal year 2014, excluding the sales from the acquired Duarte Business for the first quarter of fiscal year 2014, for which there were no comparable sales in the first quarter of fiscal year 2013 due to the timing of the acquisition, were $734,384, a decrease of $19,716, or 2.6%, compared to the same period of the prior fiscal year.  Segment net sales for the first nine months of fiscal year 2014 excluding the net sales from the acquired Duarte Business, were lower compared to the same period of fiscal year 2013, driven primarily by significantly lower defense sales in both aftermarket and OEM, partially offset by increases in commercial OEM and aftermarket sales.

Defense sales continue to reflect the ongoing U.S. government budget constraints, which impact the timing of contracts and upgrade programs and have caused quarterly variability during the current fiscal year, and have resulted in lower defense sales in the first nine months of fiscal year 2014 as compared to the prior fiscal year.  Defense aftermarket sales decreased significantly from the prior year, particularly related to sales for rotorcraft programs.  Defense OEM sales also declined as compared to the prior year, but not as significantly.  We anticipate that continued budget uncertainties may result in quarterly variability in our defense sales for the remainder of the fiscal year.

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

Aerospace segment earnings increased by $408, or 1.0%, to $39,357 and decreased by $9,545, or 8.5%, to $102,195 for the third quarter and first nine months of fiscal year 2014, respectively, as compared $38,949 and $111,740, respectively, for the same periods of fiscal year 2013 due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2013	$38,949	$111,740
Sales volume	(2,139)	(15,860)
Price, sales mix and productivity	2,067	2,335
Research and development expense	4,633	6,723
Variable compensation	(8,165)	(10,026)
Cost control initiatives	1,542	3,673
Other, net	2,470	3,610
Earnings for the period ended June 30, 2014	$39,357	$102,195

Segment earnings as a percentage of sales were 14.3% for the third quarter of both fiscal years 2014 and 2013.  Segment earnings in the third quarter of fiscal year 2014 reflected cost control initiatives and lower research and development expenses, offset by increases in variable compensation.  Segment earnings as a percentage of sales were 13.3% for first nine months of fiscal year 2014 compared, to 14.8% for the same period of fiscal year 2013.  The decrease in Aerospace segment earnings in the first nine months of fiscal year 2014 compared to the same period of fiscal year 2013 was primarily attributable to the impact of reduced defense sales volumes and increases in variable compensation, partially offset by cost control initiatives and lower research and development expenses.

Energy

Energy segment net sales were $249,361 and $669,977 for the third quarter and first nine months of fiscal year 2014, respectively, compared to $211,541 and $623,511 for the same respective periods of fiscal year 2013.  The increase in sales is primarily attributable to improvements in several markets, including the wind turbine converter, aero-derivative turbine, and large gas and diesel engine markets, partially offset by lower sales of CNG systems.

Energy segment earnings increased by $27,773, or 223.4%, to $40,203 and $38,589, or 63.7% to $99,162 for the third quarter and first nine months of fiscal year 2014, respectively, as compared to $12,430 and $60,573, respectively, for the same periods of fiscal year 2013 due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2013	$12,430	$60,573
Sales volume	15,975	19,655
Price, sales mix and productivity	(2,260)	3,451
Specific charges related to renewable power business	15,707	15,707
Realignment savings	1,200	4,266
Variable compensation	(6,083)	(7,195)
Effects of changes in foreign currency rates	703	(1,529)
Other, net	2,531	4,234
Earnings for the period ended June 30, 2014	$40,203	$99,162

Segment earnings as a percentage of sales increased to 16.1%  and 14.8% in the third quarter and first nine months of fiscal year 2014, respectively, compared to 5.9% and 9.7%, respectively, for the same periods of fiscal year 2013.

Uncertainty with respect to U.S. and other government renewable power incentives and economic factors associated with alternate energy sources resulted in significant overcapacity and financial distress in the renewable power industry, particularly in our fiscal year 2013.  As a result, we made a decision in fiscal year 2013 to align our renewable power business appropriately for the then current environment and foreseeable future, through revaluation of its assets and liabilities, including workforce management actions, which resulted in specific charges of $15,707 in the third quarter of fiscal year 2013.

Excluding the specific charges of $15,707, the remaining increase in the Energy segment earnings for the third quarter and first nine months of fiscal year 2014 as compared to the same respective periods of fiscal year 2013 was driven primarily by increased sales volume and related fixed cost leverage, and realignment savings, partially offset by increases in variable compensation.  Foreign currency exchange rates had a favorable impact of $703 and an unfavorable impact of $1,529 for the third quarter and first nine months of fiscal year 2014, respectively, compared to the same periods of fiscal year 2013.

Nonsegment expenses

Nonsegment expenses for the third quarter and first nine months of fiscal year 2014 increased to $11,193 and $31,159, respectively, compared to $9,227 and $27,952 for the same periods for fiscal year 2013.  As a percent of sales, nonsegment expenses for the third quarter and first nine months of fiscal year 2014 increased to 2.1% and 2.2% of net sales, respectively, compared to 1.9% and 2.0% of net sales for the same periods of fiscal year 2013.  The increase in nonsegment expense was primarily related to increases in variable compensation.

LIQUIDITY AND CAPITAL RESOURCES

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

Our aggregate cash and cash equivalents were $95,842 and $48,556, and our working capital was $661,620 and $541,183 at June 30, 2014 and September 30, 2013, respectively.  Of the $95,842 of cash and cash equivalents held at June 30, 2014, $79,296 was held by our foreign subsidiaries.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is not practicable to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts from Chinese customers, in settlement of certain customer accounts receivable, bank drafts issued by creditworthy Chinese banks. Bank drafts are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bank drafts represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bank draft as of the maturity date.  The maturity date of bank drafts varies, but it is Woodward’s policy to only accept bank drafts with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a bank draft from a customer,  such customer has no further obligation to pay Woodward for the related accounts receivable balance.   At June 30, 2014 and September 30, 2013, Woodward had bank drafts of $50,144 and $72,954, respectively, recorded as non-customer accounts receivable on its condensed consolidated balance sheets. Woodward only accepts bank drafts issued by creditworthy banks as to which the credit risk associated with the bank draft is assessed to be minimal.

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

At June 30, 2014, we had total outstanding debt of $665,000 with additional borrowing availability of $428,488 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $28,152 under various foreign credit facilities.

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

At June 30, 2014, we had $165,000 of borrowings outstanding on our revolving credit facility, of which all of it was classified as long-term, and no borrowings outstanding on our foreign credit facilities.    Revolving credit facility and short-term borrowing activity during the nine-months ended June 30, 2014 was as follows:

Maximum daily balance during the period	$205,000
Average daily balance during the period	$124,297
Weighted average interest rate on average daily balance	1.36%

We believe we were in compliance with all our debt covenants at June 30, 2014.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

We are currently developing a second campus in the greater-Rockford, Illinois area for our Aerospace segment.  This campus is intended to support the growth expected over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  These investments are expected to result in future productivity gains for our existing and new business. However, given the significance of the anticipated volumes associated with the new system platforms, we still expect our Rockford area workforce to increase substantially, by as much as 70%-90% from current levels, by the end of 2021.  In addition, in September 2013, we invested in a building site in Niles, Illinois.  We are building a new facility on this site for our Aerospace segment and will relocate some of our operations currently residing in nearby Skokie, Illinois, to this new facility.  We are also developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Energy segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We anticipate investing approximately $500,000 through fiscal year 2016 in land, buildings and equipment among our two Rockford area campuses, the facility in Niles, Illinois, and a new campus at our corporate headquarters in Fort Collins, Colorado.

We believe that cash flows from operations, along with our contractually committed borrowings and other borrowing capability, will continue to be sufficient to fund anticipated capital spending requirements and our operations for the foreseeable future.  However, we could be adversely affected if the banks supplying our borrowing requirements refuse to honor their contractual commitments, cease lending, or declare bankruptcy.  While we believe the lending institutions participating in our credit arrangements are financially stable, events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty with respect to credit availability.

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

Cash Flows

	Nine-Months Ended
	June 30,
	2014	2013
Net cash provided by operating activities	$183,890	$133,017
Net cash used in investing activities	(104,272)	(277,021)
Net cash provided by (used in) financing activities	(32,786)	142,887
Effect of exchange rate changes on cash and cash equivalents	454	260
Net change in cash and cash equivalents	47,286	(857)
Cash and cash equivalents at beginning of period	48,556	61,829
Cash and cash equivalents at end of period	$95,842	$60,972

Net cash flows provided by operating activities for the first nine months of fiscal year 2014 was $183,890 compared to $133,017 for the same period of fiscal year 2013.  The increase of $50,873 is primarily attributable to improved working capital and higher earnings in the current fiscal year.

Net cash flows used in investing activities for the first nine months of fiscal year 2014 was $104,272 compared to $277,021 for the same period of fiscal year 2013.  The decrease in cash used in investing activities compared to the same period of the last fiscal year is due primarily to the acquisition of the Duarte Business in the first quarter of fiscal year 2013, which utilized $198,860 of cash.  In addition, payments for property, plant and equipment increased by $26,015 to $104,530 in the first nine months of fiscal year 2014 as compared to $78,515 in the same period of fiscal year 2013 related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new facility in Niles, Illinois, and a new campus at our headquarters in Fort Collins, Colorado.

Net cash flows used in financing activities for the first nine months of fiscal year 2014 was $32,786 compared to net cash provided by financing activities of $142,887 for the same period of fiscal year 2013.  During the first nine months of fiscal year 2014, we had net short and long-term borrowings of $115,002 compared to net debt borrowings of $192,868 in the prior year.  The higher borrowings in the first nine months of fiscal year 2013 were primarily attributable to the acquisition of the Duarte Business.  We utilized $141,488 to repurchase 3,272 shares of our common stock in the first nine months of fiscal year 2014 and  $45,754 to repurchase 1,233 shares of our common stock in the first nine months of fiscal year 2013.  These repurchases were made  under our existing stock repurchase program, which is described in greater detail under “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form 10-Q.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first nine months of fiscal year 2014 other than our entering into the 2013 Note Purchase Agreement as discussed in Note 13, Credit facilities, short-term borrowings and long-term debt, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we have exposures to interest rate risk from our long-term and short-term debt and our postretirement benefit plans, and foreign currency exchange rate risk related to our foreign operations and foreign currency transactions.  We are also exposed to various market risks that arise from transactions entered into in the normal course of business related to items such as the cost of raw materials and changes in inflation.  Certain contractual relationships with customers and vendors mitigate risks from changes in raw material costs and foreign currency exchange rate changes that arise from normal purchasing and normal sales activities.

These market risks are discussed more fully in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our most recent Form 10-K.  These market risks have not materially changed since the date our most recent Form 10-K was filed with the SEC.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning with the second quarter of fiscal year 2014, management included the internal controls of the Duarte Business in its assessment of the effectiveness of Woodward’s internal controls over financial reporting.  The Duarte Business was acquired in the first quarter of fiscal year 2013, as discussed in Note 4, Business Acquisitions, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, and was excluded from management’s annual report on internal control over financial reporting for the fiscal year ended September 30, 2013 in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses.  The Duarte Business will be included in the assessment of Woodward’s internal controls over financial reporting for the fiscal year ending September 30, 2014.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Woodward is currently involved in claims, pending or threatened litigation, other legal proceedings, investigations and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations.  We accrue for known individual matters where we believe that it is probable the matter will result in a loss when ultimately resolved using estimates of the most likely amount of loss.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2014 through April 30, 2014 (2)	50,523	$44.48	50,000	$98,121
May 1, 2014 through May 31, 2014 (2)	871,013	45.48	870,897	58,512
June 1, 2014 through June 30, 2014 (2)	383	50.18	-	58,512

(1)

In July 2013, our Board of Directors authorized a program for the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will expire in July 2016.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, in April, May and June of 2014, 523, 116, and 69, shares of common stock, respectively, were acquired on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 314 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in June 2014.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: July 21, 2014	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: July 21, 2014	/s/ Robert F. Weber, Jr.
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

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report