Form 10-K
period 2014-09-30
Woodward, Inc.
filed 2014-11-12
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer   ☒   Accelerated filer   ◻    Non-accelerated filer ◻    Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻    No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2014 as reported on The NASDAQ Global Select Market on that date:  $1,829,752,615.  For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Charitable Trust, as of March 31, 2014, are excluded in that such persons may be deemed to be affiliates.  This determination is not necessarily conclusive of affiliate status.

Number of shares of the registrant’s common stock outstanding as of November 10, 2014:  65,587,860.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders to be held January 21, 2015, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

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
•

the potential of a significant reduction in defense sales due to decreases in the amount of U.S. Federal defense spending or other specific budget cuts impacting defense programs in which we participate;

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

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements.  Other factors are discussed under the caption “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (this “Form 10-K).  We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Markets and Principal Lines of Business

We serve two primary markets – aerospace and energy – which comprise our two reportable segments.  Our customers require technological solutions to meet their needs for performance, efficiency, and reliability, and to reduce their costs of operation.

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

Additional information about our operations in fiscal year 2014 and outlook for the future, including certain segment information, is included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Additional information about our business segments and certain geographical information is included in Note 20, Segment information and Note 21, Supplemental quarterly financial data (Unaudited), to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Products, Services and Applications

Aerospace

Our Aerospace segment designs, manufactures and services systems and products for the management of fuel, air, combustion and motion control.  These products include main fuel pumps, metering units, actuators, air valves, specialty valves, fuel nozzles, and thrust reverser actuation systems for turbine engines and nacelles; as well as flight deck controls, actuators, servocontrols, motors and sensors for aircraft.  These products are used on commercial and private aircrafts and helicopters, as well as in military fixed-wing aircraft and rotorcraft, weapons and defense systems.

We have significant content on a wide variety of commercial aircraft, rotorcraft and business jet platforms, including the Airbus A320, Boeing 737 and 787, Bell 429 and Gulfstream G650.  We also have significant content on such defense applications as the Blackhawk and Apache helicopters, F-18 and F-35 fighter jets, M1A1 Abrams Tank and guided tactical weapons (for example, the Joint Direct Attack Munition (“JDAM”)).

Revenues from the Aerospace segment are generated by sales to OEMs, tier-one suppliers, and prime contractors, and through aftermarket sales of components, such as provisioning spares or replacements.  We also provide aftermarket repair, overhaul and other services to commercial airlines, turbine OEM repair facilities, military depots, third party repair shops, and other end users.

Energy

Our Energy segment designs, produces and services systems and products for the management of fuel, air, fluids, gases, electricity, motion, and combustion.  These products include actuators, valves, pumps, injectors, solenoids, ignition systems, governors, electronics and software, power converters, and devices that measure, communicate and protect electrical distribution systems.  Our products are used on industrial gas turbines, including heavy frame and aeroderivative turbines, steam turbines, reciprocating engines, power generation and power distribution systems, wind turbines, and compressors.  The equipment on which our products are found is used to extract and distribute fossil and renewable fuels; generate and distribute power; and convert fuel to work in marine, mobile, and industrial equipment applications.

Revenues from the Energy segment are generated primarily by sales to OEMs, tier-one suppliers, and prime contractors, and by providing other related services to our OEM customers. The Energy segment also sells products through an independent network of distributors, in some cases, directly to end users.

Sales Order Backlog

Our backlog of unshipped sales orders as of October 31, 2014 and 2013 by segment was as follows:

	October 31, 2014	% Expected to be filled by September 30, 2015	October 31, 2013
Aerospace	$566,134	61%	$551,652
Energy	261,735	92	227,115
	$827,869	71%	$778,767

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

Customers

For the fiscal year ended September 30, 2014, approximately 39% of our consolidated net sales were made to our five largest customers.  Sales to our five largest customers represented approximately 39% of our consolidated net sales for the fiscal year ended September 30, 2013 and 36% for the fiscal year ended September 30, 2012.

Sales to our largest customer, General Electric, accounted for approximately 15% of our consolidated net sales in the fiscal years ended September 30, 2014 and September 30, 2013 and 14% of our consolidated net sales in the fiscal year ended September 30, 2012.  Our accounts receivable from General Electric represented approximately 12% of total accounts receivable as of September 30, 2014 and 11% as of September 30, 2013.  We believe General Electric and our other significant customers are creditworthy and will be able to satisfy their credit obligations to us.

The following customers account for approximately 10% or more of sales to each of our reporting segments for the fiscal year ended September 30, 2014.

Customer
Aerospace	United Technologies, Boeing, General Electric
Energy	General Electric, Weichai Westport

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

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, collectively represented 17% of our sales for fiscal year 2014, 21% of our sales for fiscal year 2013, and 18% of our sales for fiscal year 2012.  The level of U.S. spending for defense, alternative energy and other programs, and the mix of programs to which such funding is allocated, is subject to periodic congressional appropriation actions, and is subject to change at any time.

U.S. Government related sales from our reporting segments for fiscal years 2014, 2013 and 2012 were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Commercial Sales	Total
Fiscal year ended September 30, 2014
Aerospace	$76,982	$254,806	$752,237	$1,084,025
Energy	2,517	5,588	909,110	917,215
Total net external sales	$79,499	$260,394	$1,661,347	$2,001,240
Percentage of total net sales	4%	13%	83%	100%

Fiscal year ended September 30, 2013
Aerospace	$104,410	$289,197	$667,870	$1,061,477
Energy	3,649	8,106	862,744	874,499
Total net external sales	$108,059	$297,303	$1,530,614	$1,935,976
Percentage of total net sales	6%	15%	79%	100%

Fiscal year ended September 30, 2012
Aerospace	$78,075	$254,636	$563,372	$896,083
Energy	3,904	7,228	958,412	969,544
Total net external sales	$81,979	$261,864	$1,521,784	$1,865,627
Percentage of total net sales	4%	14%	82%	100%

Manufacturing

We operate manufacturing and assembly plants in the United States, Europe, and Asia.  Our products consist of mechanical, electronic and electromechanical systems and components.

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

The Securities and Exchange Commission (“SEC”) has adopted disclosure rules for companies that use tantalum, tin, tungsten, and gold or their derivatives (referred to as conflict minerals) in their products, with substantial supply chain verification requirements in the event the conflict minerals come or may come from the Democratic Republic of Congo or adjoining countries; our first related report was filed with the SEC on June 2, 2014.  Additional reporting obligations are being considered by the European Union.  Due to the complexity of our supply chain, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins of the conflict minerals used in our products.  Further, the implementation of the existing U.S. requirements and any additional European requirements could affect the sourcing and availability of metals used in the manufacture of a number of parts contained in our products.  Regardless, we have and will continue to incur costs associated with compliance, including time-consuming and costly efforts to determine the source of minerals used in our products.

Research and Development

We finance our research and development activities with our own independent research and development funds.  Our research and development costs include basic research, applied research, component and systems development, and other concept formulation studies.

Company funded expenditures related to new product development activities are expensed as incurred and are separately reported in the Company’s Consolidated Statements of Earnings.  Across both of our segments, research and development costs totaled $138,005 in fiscal year 2014, $130,250 in fiscal year 2013, and $143,274 in fiscal year 2012.  Research and development costs were 6.9% of consolidated net sales in fiscal year 2014 compared to 6.7% in fiscal year 2013 and 7.7% in fiscal year 2012.  See “Research and development costs” in Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Aerospace is focused on developing systems and components that we believe will be instrumental in helping our customers achieve their objectives of lower fuel consumption, lighter weight, more efficient performance, reduced emissions, and improved operating economics.  Our development efforts support technology for a wide range of:

•	aerospace turbine applications, which include commercial, business and military turbofan engines of various thrust classes, turboshaft engines and turboprop engines;
•

electromechanical and hydraulic actuation systems for flight deck-to-flight surface control of fixed-wing aircraft and rotorcraft, and turbine engine nacelles, as well as guidance for weapon systems; and

•	motion control components for integration into comprehensive actuation systems.

The aerospace industry is moving toward more electric (“fly-by-wire”), lighter weight aircraft, while demanding increased reliability and redundancy.  In response, we are developing an expanded family of intelligent flight deck control products (including throttle and rudder controls) with both conventional and fly-by-wire technology, as well as motor driven actuation systems.

We collaborate closely with our customers as they develop their technology plans, which leads to new product concepts.  We believe this collaboration allows us to develop technology that is aligned with our customers’ needs and therefore, increases the likelihood that our systems and components will be selected for inclusion in the platforms developed by our customers.  Further, we believe our close collaboration with our customers during preliminary design stages allows us to provide products that deliver the component and system performance necessary for our customers’ products.

Some technology development programs begin years before an expected entry to service, such as those for the next-generation of commercial aircraft engines.  Other development programs result in nearer-term product launches associated with new OEM offerings, product upgrades, or product replacements on existing programs.  Some of the major projects/programs we are developing are listed below.

We are currently developing the fuel system, air management, and actuation hardware for CFM International’s LEAP engine program, and actuation system, combustion system and oil system components for Pratt & Whitney’s PurePower engine program.  These programs target applications in the single aisle and regional aircraft markets with expected entry into service in the 2015 to 2018 timeframe.  Both the LEAP engine and the PurePower engine have been selected by Airbus as options to power its re-engined A320neo aircraft.  In addition, the LEAP engine has been selected exclusively by Boeing for its re-engined 737 MAX and by Comac for its C919 aircraft.  The PurePower engine has been selected exclusively by

Bombardier for its CSeries aircraft, by Embraer for its EJets E2 aircraft family, and by Irkut for the MS-21 aircraft.  In addition, we are the selected supplier for the thrust reverser actuation system (“TRAS”) for the Boeing 737 MAX and the LEAP-engined Airbus A320neo.  We continue to pursue and win major programs in our TRAS and motion control product lines.

We are also currently developing the fuel system, air management, and actuation hardware for the Passport engine program, as well as the thrust reverser actuation system for the integrated propulsion system.  Passport is the next generation GE Aviation engine for the large business aviation market, and has been selected by Bombardier to power its Global 7000 and 8000 long-range business aircraft, targeting entry into service in 2016 and 2017, respectively.

In addition, we are currently developing sensor solutions for the Airbus A350 high lift system, an actuation sub-system for the Boeing 787-9 that improves fuel burn, flight deck components for the Bombardier CSeries and Global 7000 and 8000 aircraft, and control and sensing solutions for the KC-46A refueling tanker boom subsystem.

Energy is focused on developing improved technologies, including integrated control systems, and system components that we believe will allow our OEM customers to cost-effectively meet mandated emissions regulations and fuel efficiency demands, allow for usage of a wider range of fuel sources, increase reliability, reduce total cost of ownership, support global infrastructure requirements, and safely distribute power on the electrical grid.

Our efforts include research and development of technologies and products that improve combustion processes and provide more precise flow of various fuels and gases in our customers’ gas turbines and industrial reciprocating engines.  We also develop electronic devices and software algorithms that provide improved control and protection of reciprocating engines, gas turbines, steam turbines, wind turbines, and engine- and turbine-powered equipment.  Major development projects include diesel common rail fuel injection systems, comprehensive gas engine control systems, fuel flow control valves and actuators, and various other technologies that will help our OEM customers meet future global emissions regulations expected to become effective in 2015 or thereafter. We believe our technologies also help our OEM customers’ engines, turbines, power generation, power distribution, compressor and other powered equipment operate more efficiently and more reliably.

Competitive Environment

Our products and product support services are sold worldwide into a variety of competitive markets.  In all markets, we compete on the basis of differentiated technology and design, product performance and conformity with customer specifications.  Additional factors are customer service and support, including on-time delivery and customer partnering, product quality, price, reputation and local presence.  Both of our segments operate in uniquely competitive environments.

We believe that new competitors face significant barriers to entry into many of our markets, including various government mandated certification requirements to compete in the aerospace markets in which we participate.

Aerospace industry safety regulations and manufacturing standards demand significant product certification requirements, which form a basis for competition as well as a barrier to entry.  Technological innovation and design, product performance and conformity with customer specifications, and product quality and reliability are of utmost importance in the aerospace and defense industry.  In addition, on-time delivery, pricing, and joint development capabilities with customers are points of competition within this market.  Our customers include airframe and aircraft engine OEM manufacturers and suppliers to these manufacturers.  We supply these customers with technologically innovative system and component solutions and align our technology roadmaps with our customers.  We focus on responding to needs for reduced cost and weight, emission control and reliability improvements.  Our products achieve high levels of field reliability, which offers end users an advantage in life-cycle cost.  We compete with numerous companies around the world that specialize in fuel and air management, combustion, and electronic control products.  In addition, some of our OEM customers are capable of developing and manufacturing these same products internally.

Our competitors in aerospace include divisions of United Technologies Corporation (“UTC”) Aerospace Systems, Honeywell, Moog, Parker Hannifin and Eaton.  We address competition in aftermarket service through responsiveness to our customers’ needs, providing short turnaround times and maintaining a global presence.

Several competitors are also customers for our products, such as UTC Aerospace Systems, Parker Hannifin, and Honeywell.  Some of our customers are affiliated with our competitors through ownership or joint venture agreements.  We compete in part by establishing relationships with our customers’ engineering organizations, and by offering innovative technical and commercial solutions to meet their market requirements.

Energy operates in the global markets for industrial turbines, industrial reciprocating engines, electric power generation systems, power distribution networks, and wind turbines.

We compete with numerous companies that specialize in various engine, turbine, and power management products, and our OEM customers are often capable of developing and manufacturing some of these same products internally.  Many of our

OEM customers are large global OEMs that require suppliers to support them around the world and meet increasingly higher requirements in terms of quality, delivery, reliability and cost improvements.

Competitors include Heinzmann GmbH & Co., Robert Bosch AG, L’Orange GmbH, Hoerbiger, General Electric, ABB, Siemens, and Schweitzer Electric.  OEM customers with internal capabilities for similar products include General Electric, Caterpillar, Wartsila, Siemens, and Cummins.

We believe we are a market leader in providing our customers advanced technology and superior product performance at a competitive price.  We focus on developing and maintaining close relationships with our OEM customers’ engineering teams.  Competitive success is based on the development of innovative components and systems that are aligned with the OEMs’ technology roadmaps to achieve future emission, efficiency, and fuel flexibility targets.

Employees

As of October 31, 2014, we employed approximately 6,700 full-time employees of which approximately 1,750 were located outside of the United States.  We consider the relationships with our employees to be good.

Approximately 16% of our total full-time workforce were union employees as of October 31, 2014, all of whom work for our Aerospace segment.  The collective bargaining agreements with our union employees are generally renewed through contract renegotiation near the contract expiration dates.  The MPC Employees Representative Union contract, which covers 451 employees as of October 31, 2014, expires September 30, 2017.  The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers 423 employees as of October 31, 2014, expires April 21, 2017.  The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and Local No. 509 agreement, which covers 226 employees as of October 31, 2014, expires June 3, 2017.  We believe our relationships with our employees and the representative unions are good.

All of our other employees in the United States were at-will employees as of October 31, 2014, and therefore, not subject to any type of employment contract or agreement.  Our executive officers and our other corporate officers each have change-in-control agreements which have been filed with the SEC.

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

Some of our intellectual property is not covered by patents (or patent applications) and includes trade secrets and other know-how that is not patentable or for which we have elected not to seek patent protection, including intellectual property relating to our manufacturing processes and engineering designs.  Such unpatented technology, including research, development and engineering technical skills and know-how, as well as unpatented software, is important to our overall business and to the operations of each of our segments.

While our intellectual property assets taken together are important, we do not believe our business or either of our segments would be materially affected by the expiration of any particular intellectual property right or termination of any particular intellectual property patent license agreement.

As of September 30, 2014, our Consolidated Balance Sheet includes $254,772 of net intangible assets.  This value represents the carrying values, net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our intellectual property as of September 30, 2014.

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

We are engaged in environmental remedial activities, generally in coordination with other companies, pursuant to federal and state laws.  When it is reasonably probable we will pay remediation costs at a site, and those costs can be reasonably estimated, we accrue a liability for such future costs with a related charge against our earnings.  In formulating that estimate and recognizing those costs, we do not consider amounts expected to be recovered from insurance companies, or others, until such recovery is assured.  Our accrued liability for environmental remediation costs is not significant and is included in the line item “Accrued liabilities” in the Consolidated Balance Sheets in “Item 8 – Financial Statements and Supplementary Data.”

We generally cannot reasonably estimate costs at sites in the very early stages of remediation.  Currently, we have two sites undergoing remediation, and there is no more than a remote chance that remediation costs at any individual site, or at all sites in the aggregate, will be material.

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

Thomas A. Gendron, Age 53. Chairman of the Board since January 2008; Chief Executive Officer, President, and Director since July 2005; Chief Operating Officer and President September 2002 through June 2005; Vice President and General Manager of Industrial Controls June 2001 through September 2002; Vice President of Industrial Controls April 2000 through May 2001; Director of Global Marketing and Industrial Controls’ Business Development February 1999 through March 2000.

Robert F. Weber, Jr., Age 60.  Vice Chairman, Chief  Financial Officer and Treasurer since September 2011, and Chief Financial Officer and Treasurer since August 2005.  Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate Vice President and General Manager - EMEA Auto.  Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level with Motorola.

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

Sagar Patel, Age 48.  President, Aircraft Turbine Systems since June 2011.  Prior to this role, Mr. Patel was employed at General Electric for 18 years, most recently serving as President, Mechanical Systems, GE Aviation, from March 2009 through June 2010.  He served as President, Aerostructures, GE Aviation from July 2008 through July 2009 and as President and General Manager, MRS Systems, Inc., GE Aircraft Engines, from October 2005 through June 2008.

Chad R. Preiss, Age 49.  President, Engine Systems since October 2009; Group Vice President, Engine Systems October 2008 through September 2009; Vice President, Sales, Service, and Marketing, Engine Systems December 2007 through September 2008; and Vice President, Industrial Controls September 2004 through December 2007.  Prior to this role, Mr. Preiss served in a variety of engineering and marketing/sales management roles, including Director of Business Development, since joining Woodward in 1988.

James D. Rudolph, Age 53.  President, Industrial Turbomachinery Systems since April 2011; Corporate Vice President, Global Sourcing October 2009 through April 2011; Vice President, Global Sourcing April 2009 through October 2009; Director of Global Sourcing April 2005 through April 2009; Director of Engineering for Industrial Controls March 2000 through April 2005.  Prior to March 2000, Mr. Rudolph served in a variety of engineering, operations and sales roles since joining Woodward in 1984.

A. Christopher Fawzy, Age 45.  Corporate Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since October 2009; Vice President, General Counsel, and Corporate Secretary June 2007 through September 2009.  Mr. Fawzy became the Company’s Chief Compliance Officer in August 2009.  Prior to joining Woodward, Mr. Fawzy was employed by Mentor Corporation, a global medical device company.  He joined Mentor in 2001 and served as Corporate Counsel, then General Counsel in 2003, and was appointed Vice President, General Counsel and Secretary in 2004.

Other Corporate Officers of the Registrant

Information about our other corporate officers is provided below. There are no family relationships between any of the corporate officers listed below or between any of the corporate officers listed below and the aforementioned executive officers.

Steven J. Meyer, Age 54. Corporate Vice President, Human Resources since October 2009; Vice President, Human Resources November 2006 through September 2009;  Director, Global Human Resources November 2002 through October 2006;  Director, Human Resources for Industrial Controls July 1997 through October 2002.  Prior to joining Woodward, Mr. Meyer was employed by PG&E Corporation and Nortel in a variety of roles in human resources.

Matthew F. Taylor, Age 52. Corporate Vice President, Supply Chain since February 2011; Vice President, Engine Fluid Systems and Controls Center of Excellence (“CoE”) October 2009 through February 2011; General Manager, Fluid Systems and Controls CoE December 2006 through October 2009; Director of Operations, Fluid Systems and Controls June 2005 through December 2006.  Prior to joining Woodward in June 2005, Mr. Taylor was the Vice President and General Manager, Warner Electric and served in a variety of general management roles at Eaton Corporation from February 1998 through August 2003.

Matt R Cook, Age 43. Corporate Vice President, Information Technology since January 2014; Director, Global Business Systems July 2012 through January 2014.  Prior to joining Woodward, Mr. Cook was employed by Satcon Corporation as Vice President, Global Information Technology.  Prior to Satcon, Mr. Cook served in a variety of senior roles in information technology and business development.

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

Stockholders may obtain, without charge, a single copy of Woodward’s 2014 Annual Report on Form 10-K upon written request to the Corporate Secretary, Woodward, Inc., 1000 East Drake Road, Fort Collins, Colorado 80525.

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

We have fewer customers than many companies with similar sales volumes.  For the fiscal year ended September 30, 2014, approximately 39% of our consolidated net sales were made to our five largest customers.  Sales to these same five largest customers represented approximately 39% of our consolidated net sales for the fiscal year ended September 30, 2013.  Sales to our largest customer, General Electric, accounted for approximately 15% of our consolidated net sales in the fiscal year ended September 30, 2014, 15% in the fiscal year ended September 30, 2013, and 14% in the fiscal year ended September 30, 2012.  Accounts receivable from General Electric represented approximately 12% of accounts receivable at September 30, 2014 and 11% at September 30, 2013.  Sales to our next largest customer accounted for approximately 7% of our consolidated net sales in the fiscal year ended September 30, 2014, 7% in the fiscal year ended September 30, 2013, and 6% in the fiscal year ended September 30, 2012.  If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, these significant customers may substantially reduce or otherwise be unable to pay for purchases from us.  Accordingly, our consolidated net sales could decrease significantly or we may experience difficulty collecting or be unable to collect amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Instability in the financial markets and global economic uncertainty could have a material adverse effect on the ability of our customers to perform their obligations to us and on their demand for our products and services.

During the last several years, there has been widespread concern over the instability in the financial markets and their influence on the global economy.  As a result of the extreme volatility in the credit and capital markets, sovereign credit rating downgrades and uncertainty surrounding European sovereign and other debt defaults, and global economic uncertainty, our current or potential customers may experience cash flow problems and, as a result, may modify, delay or cancel plans to purchase our products.  Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing necessary financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us.  Any inability of current or potential customers to pay us for our products may adversely affect our earnings and cash flows.

In addition, the general economic environment significantly affects demand for our products and services.  Periods of slowing economic activity may cause global or regional slowdowns in spending on infrastructure development in the markets in which we operate, and customers may reduce their purchases of our products and services.

There can be no assurance that any market and economic uncertainty in the United States or internationally would not have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our profitability may suffer if we are unable to manage our expenses or if we experience change in product mix as a result of sales increases or decreases.

Some of our expenses are relatively fixed in relation to changes in sales volume and are difficult to adjust in the short term.  Expenses driven by business activity other than sales level, such as fixed manufacturing overhead and research and development costs, may be difficult to reduce in a timely manner in response to a reduction in sales.  Expenses such as depreciation or amortization, which are the result of past capital expenditures or business acquisitions, are generally fixed regardless of sales levels.  Due to the nature of our sales cycle, in periods of sales increases it may be difficult to rapidly increase our production of finished goods, particularly if such sales increases are unanticipated.  An increase in the production of our finished goods requires increases in both the purchases of raw materials and components and in the size of our workforce.  If a sudden, unanticipated need for raw materials, components and labor should arise in order to meet unexpected sales demand, we could experience difficulties in sourcing raw materials, components and labor at a favorable cost or to meet our production needs.  These factors could result in delays in fulfilling customer sales contracts, damage to our reputation and relationships with our customers, an inability to meet the demands of the markets that we serve, which in turn could prevent us from taking advantage of business opportunities or responding to competitive pressures, and result in an increase in variable and fixed costs leading to a decrease in net earnings or even net losses.  In addition, we sell products that have varying profit margins, and increases or decreases in sales of our various products may change the mix of products that we sell during any period.  Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Sales made directly to U.S. Government agencies and entities were 4% of total net sales during fiscal year 2014, 6% during fiscal year 2013, and 4% during fiscal year 2012, primarily in the aerospace market.  Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers, such as tier-one prime contractors, utilizing Woodward parts and subassemblies, accounted for approximately 17% of total sales in fiscal year 2014, 21% in fiscal year 2013, and 18% in fiscal year 2012.  Our contracts with the U.S. Government are subject to the following unique risks, some of which are beyond our control, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

•

The level of U.S. defense spending is subject to periodic congressional appropriation actions, including significant reductions in defense spending under the sequestration of appropriations in fiscal year 2013 under the Budget Control Act of 2011 (the “Budget Act”), and is subject to change at any time.  The mix of programs to which such funding is allocated is also uncertain, and we can provide no assurance that an increase in defense spending will be allocated to programs that would benefit our business.  If the amount of spending were to decrease, or there were a shift from certain aerospace and defense programs on which we have content to other programs on which we do not, our sales could decrease.  In addition, one or more of the aerospace or defense programs that we currently support could be phased-out or terminated.  Any such reductions in U.S. Government needs under these existing aerospace and defense programs, unless offset by other aerospace and defense programs and opportunities, could have a material adverse effect on our sales.

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

Subcontractors may fail to perform contractual obligations, which would adversely affect our ability to meet our obligations to our customers.

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

From time to time, we have responded to changes in our industry and the markets we serve by restructuring or aligning our operations.  Our restructuring activities have included workforce management and other restructuring charges related to our recently acquired businesses, including, among others, changes associated with integrating similar operations, managing our workforce, vacating or consolidating certain facilities and cancelling certain contracts.  Based on cost reduction measures or changes in the industry and markets in which we compete, we may decide to implement restructuring or alignment activities in the future, such as closing plants, moving production lines, or making additions, reductions or other changes to our management or workforce.

Restructuring and/or alignment activities can create unanticipated consequences, such as instability or distraction among our workforce, and we cannot be sure that any restructuring or alignment efforts that we undertake will be successful.  A variety of risks could cause us not to realize an expected cost savings, including, among others, the following:

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

We completed an acquisition of a business from GE Aviation Systems LLC in fiscal year 2013 and we may acquire other businesses in the future.  The success of these transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses.  The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business.  In addition, we may incur unanticipated costs or expenses following an acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.

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

During the last several years, global financial markets, including the credit and debt and equity capital markets, and economic conditions have been volatile.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, sovereign credit rating downgrades, and the global economic uncertainty, have in the past made, and may in the future make, it difficult to obtain financing.  In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors have or may increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity either at all or on terms similar to existing debt, and reduce and, in some cases, cease to provide financing to borrowers.  Due to these factors, we cannot be certain that financing, to the extent needed, will be available on acceptable terms or at all.  If financing is not available when needed, or is available only on unacceptable terms, we may be unable to implement our business plans, complete acquisitions, fund significant capital expenditures, or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, and could adversely affect our business, financial condition, results of operations, and cash flows.

As of September 30, 2014, our total long-term debt was $710,000, including $210,000 of borrowings on our revolving credit facility.  Our debt obligations could require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions.  We are contractually obligated under the agreements governing our long-term debt to make principal payments of $0 in fiscal year 2015, $107,000 in fiscal year 2016, $0 in fiscal year 2017, $0 in fiscal year 2018, and $393,000 in fiscal year 2019 and thereafter.  Interest on the majority of our long-term notes is payable semi-annually, with the exception of the Series J Notes which is payable quarterly, each year until all principal is paid.  Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

Our existing revolving credit facility and note purchase agreements impose financial covenants on us and our subsidiaries that require us to maintain certain leverage ratios and minimum levels of consolidated net worth.  Certain of these agreements require us to repay outstanding borrowings with portions of the proceeds we receive from certain sales of property or assets and specified future debt offerings.

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

Additional tax expense or additional tax exposures could affect our future profitability.

In fiscal year 2014, approximately 35% of our earnings before income taxes was earned in jurisdictions outside the United States.  Accordingly, we are subject to income taxes in both the United States and various non-U.S. jurisdictions.  Our tax liabilities are dependent upon the distribution mix of operating income among these different jurisdictions.  Our tax expense includes estimates of additional tax that may be incurred and reflects various estimates, projections, and assumptions that could impact the valuation of our deferred tax assets and liabilities.  Our future operating results could be adversely affected by changes in the effective tax rate, including:

•	changes in the mix of earnings in countries with differing statutory tax rates;
•	changes in our overall profitability;
•	changes in tax legislation and tax rates;
•	changes in tax incentives;
•	changes in U.S. GAAP;
•	changes in the projected realization of deferred tax assets and liabilities;
•	changes in management’s assessment of the amount of earnings indefinitely reinvested offshore; and
•	the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures.

We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries.

In 2014, approximately 49% of our total sales were made to customers in jurisdictions outside of the United States (including products manufactured in the United States and sold outside the United States as well as products manufactured in international locations).  Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

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

In 2014, approximately 7% of our total sales were recorded in the Peoples’ Republic of China and we have significant operations in the Peoples’ Republic of China.  Our independent registered public accounting firm’s audit documentation related to their audit report included in this annual report may be located in the Peoples’ Republic of China.  The Public Company Accounting Oversight Board (“PCAOB”) currently cannot inspect audit documentation located in China and, as such, prevents the PCAOB from regularly evaluating audit work of any auditors that was performed in China, including that performed by our independent auditors in China.  As a result, investors may be deprived of the full benefits of PCAOB oversight of our global audits via their inspections.  The inability of the PCAOB to conduct inspections of audit work performed in China makes it more difficult to evaluate the effectiveness of our Chinese independent auditor’s audit procedures as compared to auditors in other jurisdictions that are subject to PCAOB inspections on all of their work.

In addition, in January 2014, an SEC Administrative Law Judge (“ALJ”) issued an initial decision concluding that each of the firms in China that are members of four largest firms in the world, which includes our audit firm, violated the SEC’s Rules of Practice by failing to produce audit work papers directly to the SEC.  The ALJ further determined that each of the four largest firms in China should be censured and barred from practicing before the SEC for a period of six months.  The sanctions set forth in the initial decision could be very serious for the Chinese audit firms with U.S. listings and U.S. companies with Chinese subsidiaries audited in China.  The initial decision has no binding legal effect until it is reviewed and endorsed by the SEC.  The SEC is currently facilitating settlement discussions among all parties.

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

Changes in the estimates of fair value of reporting units or of long-lived assets, specifically goodwill, may result in future impairment charges, which could have a material adverse effect on our business, financial condition, results of operations and  cash flows.

Over time, the fair values of long-lived assets change.  At September 30, 2014, we had $559,724 of goodwill, representing 23% of our total assets.  We test goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate.   Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings.  We also test property, plant, and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings.  Any such impairment charges could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Impairment charges would also reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the debt and equity markets.

We completed our annual goodwill impairment test during the quarter ended September 30, 2014.  In performing the annual goodwill impairment test, we determined it was appropriate to aggregate certain components of the same operating segment into a single aggregated reporting unit.  The identification of reporting units and consideration of aggregation criteria requires management’s judgment.  Further, we use the income approach based on a discounted cash flow method that incorporates various estimates and assumptions.  The results of our fiscal year 2014 annual goodwill impairment test performed as of July 31, 2014 indicated the estimated fair values of each of our reporting units were in excess of their carrying amounts, and accordingly, no impairment existed.  There can be no assurance that our estimates and assumptions of the fair value of our reporting units, the current economic environment, the level of U.S. defense spending, or the other inputs used in forecasting the present value of forecasted cash flows used to estimate the fair value of our reporting units will prove to be accurate projections of future performance.

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

Our operations include principal facilities in the United States, China, Germany, and Poland. In addition, we operate sales and service facilities in Brazil, Bulgaria, India, Japan, the Netherlands, the Republic of Korea, Russia, Switzerland and the United Kingdom. We also have suppliers for materials and parts inside and outside the United States. Our operations and sources of supply could be disrupted by unforeseen events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located, any of which could adversely affect our operations and financial performance.  Natural disasters, public health concerns, war, political unrest, terrorist activity, equipment failures, power outages, or other unforeseen events could result in physical damage to, and complete or partial closure of, one or more of our manufacturing facilities, or could cause temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products and significant delays in the shipment of products and the provision of services, which could in turn cause the loss of sales and customers.  Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.  Accordingly, disruption of our operations or the operations of a significant supplier could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our intellectual property rights may not be sufficient to protect all our products or technologies.

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets and know-how, and prevent others from infringing on our patents, trademarks, and other intellectual property rights.  Some of our intellectual property is not covered by patents (or patent applications) and includes trade secrets and other know-how that is not patentable or for which we have elected not to seek patent protection, including intellectual property relating to our manufacturing processes and engineering designs.  We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks, or licenses.  Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty; thus, any patents that we own or license from others may not provide us with adequate protection against competitors.  Moreover, the laws of certain foreign countries do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.  Additionally, our commercial success depends significantly on our ability to operate without infringing upon the patent and other proprietary rights of others.  Our current or future technologies may, regardless of our intent, infringe upon the patents or violate other proprietary rights of third parties.  In the event of such infringement or violation, we may face expensive litigation or indemnification obligations and may be prevented from selling existing products and pursuing product development or commercialization.  If we are unable to sufficiently protect our patent and other proprietary rights or if we infringe on the patent or proprietary rights of others, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws and regulations in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing an improper business advantage.  Our policies mandate compliance with these anti-bribery laws.  However, we operate in many parts of the world and sell to industries that have experienced corruption to some degree.  If we are found to be liable for FCPA or other similar anti-bribery law or regulatory violations, whether due to our or others’ actions or inadvertence, we could be subject to civil and criminal penalties or other sanctions that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our net postretirement benefit obligation liabilities may grow, and the fair value of our pension plan assets may decrease, which could require us to make additional and/or unexpected cash contributions to our pension plans, increase the amount of postretirement benefit expenses, affect our liquidity or affect our ability to comply with the terms of our outstanding debt arrangements.

Accounting for retirement, pension and postretirement benefit obligations and related expense requires the use of assumptions, including a weighted-average discount rate, an expected long-term rate of return on assets, and a net healthcare cost trend rate, among others.  Benefit obligations and benefit costs are sensitive to changes in these assumptions.  As a result, assumption changes could result in increases in our obligation amounts and expenses.  If interest rates decline, the present value of our postretirement benefit plan liabilities may increase faster than the value of plan assets, resulting in significantly higher unfunded positions in some of our pension plans.  As of September 30, 2014, we had $205,161 in invested pension plan assets.  Investment losses may result in decreases to our pension plan assets.

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

In addition, our existing revolving credit facility and note purchase agreements contain continuing covenants and events of default regarding our pension plans, including provisions regarding the unfunded liabilities related to those pension plans.  See the discussion above concerning “Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, and could adversely affect our business, financial condition, results of operations, and cash flows.”

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

A significant portion of our business is related to commercial aviation.  Global economic downturn and uncertainty in the marketplace typically lead to a general reduction in demand for air transportation services, leading some airlines to withdraw aircraft from service, which negatively affects sales of our aerospace components and services.  These economic conditions can similarly affect our sales of systems and components for new business jet aircraft.  The commercial airline industry tends to be cyclical and capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors, including current and future traffic levels, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels.  In the event these or other economic indicators stagnate or worsen, market demand for our components and systems could be negatively affected by renewed reductions in demand for air transportation services or commercial airlines’ financial difficulties, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The Budget Act triggered automatic reductions, under sequestration, in both defense and discretionary spending in March 2013.  The resulting automatic across-the-board budget cuts in sequestration have had and will likely continue to have significant consequences for the aerospace and defense industries.  The effects of these actions on our fiscal year 2014 results were realized in our reduced defense sales, and the impact in future years, could continue to have an adverse effect on our business, financial condition, results of operations and cash flows.

Shifts in domestic and international spending and tax policy, changes in security, defense, and intelligence priorities, changes in government budget appropriations, general and political economic conditions and developments, and other factors may affect a decision to fund, or the level of funding for, existing or proposed programs.  If the priorities of the U.S. Government change and/or defense spending is reduced, this may adversely affect our business, financial condition, results of operations, and cash flows.

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

The market price of our common stock has fluctuated over time.  Stock markets in general have experienced extreme price and volume volatility particularly over the past few years.  The trading price of our common stock ranged from a high of $55.76 per share to a low of $38.80 per share during the twelve months ended September 30, 2014.  The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:

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

As of September 30, 2014, we had 72,960 shares of common stock issued, of which 7,397 shares were held as treasury shares.  In addition, 4,525 shares were reserved for issuance upon exercise of outstanding stock-based compensation awards.  While the level of trading activity will vary each day, the typical trading level represents only a small percentage of total shares of stock outstanding.  As a result, a stockholder who sells a significant number of shares of stock in a short period of time could negatively affect our share price.

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

Other Countries

Aken, Germany (leased) – Energy segment manufacturing and engineering

Kempen, Germany – Energy segment manufacturing and engineering

Krakow, Poland – Energy segment manufacturing and Aerospace and Energy segments engineering

Tianjin, Peoples’ Republic of China (leased) – Energy segment assembly

In addition to the principal plants listed above, we own or lease other facilities used primarily for sales and service activities in Brazil, Bulgaria, China, India, Japan, the Netherlands, the Republic of Korea, Russia, the United Kingdom, Germany, and the United States.

We are currently developing a second campus in the greater-Rockford, Illinois area for our Aerospace segment.  This campus is intended to support the growth expected over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  These investments are expected to result in future productivity gains for our existing and new business.  However, given the significance of the anticipated volumes associated with the new system platforms, we still expect our Rockford area workforce to increase substantially, by as much as 70%-90% from current levels, by the end of 2021.  In addition, in September 2013, we invested in a building site in Niles, Illinois.  We are building a new facility on this site for our Aerospace segment and will relocate some of our operations currently residing in nearby Skokie, Illinois, to this new facility.  We are also developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Energy segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We anticipate investing approximately $500,000 through fiscal year 2016 in land, buildings and equipment among our two Rockford, Illinois area campuses, the facility in Niles, Illinois, and a new campus at our corporate headquarters in Fort Collins, Colorado and to date have spent approximately $200,000 related to these investments.

Our remaining principal plants are suitable and adequate for the manufacturing and other activities performed at those plants, and we believe our utilization levels are generally high.

Item 3.Legal Proceedings

Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations.  We accrue for known individual matters where we believe that it is probable the matter will result in a loss when ultimately resolved using estimates of the most likely amount of loss.

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market and is traded under the symbol “WWD.”  At November 7,  2014, there were approximately 1,100 holders of record.

The following table sets forth the high and low sales prices of our common stock and dividends paid for the periods indicated.

	Fiscal Year Ended September 30,
	2014			2013
	High	Low	Cash Dividends	High	Low	Cash Dividends

First quarter	$46.23	$38.80	$0.08	$38.19	$31.41	$0.08
Second quarter	$46.69	$40.09	$0.08	$40.91	$36.59	$0.08
Third quarter	$51.12	$40.14	$0.08	$41.37	$33.49	$0.08
Fourth quarter	$55.76	$47.20	$0.08	$42.89	$38.00	$0.08

Performance Graph

The following graph compares the cumulative 10-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrial Machinery index.  The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2004 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2014.  We have used a period of 10 years as we believe that our stock performance should be reviewed over a period that is reflective of our long-term business cycle.

	9/04	9/05	9/06	9/07	9/08	9/09	9/10	9/11	9/12	9/13	9/14
Woodward, Inc.	$100.00	$127.79	$152.87	$287.03	$326.29	$227.00	$306.05	$260.77	$325.91	$394.97	$463.99
S&P Midcap 400	100.00	122.16	130.17	154.59	128.81	124.80	146.99	145.11	186.52	238.15	266.29
S&P Industrial Machinery	100.00	104.84	116.75	155.17	114.52	112.80	144.37	126.77	185.02	254.15	279.61

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
July 1, 2014 through July 31, 2014 (2)	469	$49.96	-	$58,512
August 1, 2014 through August 31, 2014 (2)	66	52.23	-	58,512
September 1, 2014 through September 30, 2014 (2)	403	47.62	-	58,512

(1)

In July 2013, our Board of Directors authorized a program for the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will expire in July 2016.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 469 shares of Woodward common stock were acquired on the open market in July 2014, 66 shares in August 2014, and 72 shares in September 2014, all in relation to the deferral of compensation by certain eligible members who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 331 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in September 2014.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Consolidated Balance Sheets.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes which appear in “Item 8 – Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(In thousands except per share amounts)
Net sales (1)	$2,001,240	$1,935,976	$1,865,627	$1,711,702	$1,457,030
Net Earnings:
Net earnings attributable to Woodward (1)(2)(3)	165,844	145,942	141,589	132,235	110,844
Net earnings attributable to noncontrolling interests	-	-	-	-	318
Earnings per share attributable to Woodward:
Basic earnings per share attributable to Woodward	2.50	2.13	2.06	1.92	1.62
Diluted earnings per share attributable to Woodward	2.45	2.10	2.01	1.89	1.59
Cash dividends per share	0.32	0.32	0.31	0.27	0.24
Income taxes (3)	61,400	53,629	56,218	55,332	43,713
Interest expense	22,804	26,703	26,003	25,399	29,385
Interest income	271	273	542	534	509
Depreciation expense	43,773	37,254	35,808	40,400	40,502
Amortization expense	33,580	36,979	32,809	34,993	35,114
Capital expenditures	207,106	141,600	64,900	48,255	28,104
Weighted-average shares outstanding:
Basic shares outstanding	66,432	68,392	68,880	68,797	68,472
Diluted shares outstanding	67,776	69,602	70,307	70,140	69,864

	At September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Working capital	$668,628	$541,183	$623,609	$536,936	$456,577
Total assets	2,397,202	2,218,518	1,859,964	1,781,434	1,663,233
Long-term debt, less current portion	710,000	450,000	384,375	406,875	425,250
Total debt	710,000	550,000	392,204	425,249	465,842
Total liabilities	1,236,258	1,075,973	851,849	862,337	860,039
Stockholders’ equity	1,160,944	1,142,545	1,008,115	919,097	803,194
Full-time worker members	6,701	6,736	6,650	6,199	5,433

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

Aerospace Markets

Our aerospace products and systems are primarily used to provide propulsion, actuation and motion control in both commercial and defense fixed-wing aircraft and rotorcraft, as well as in other defense systems.

Commercial and Civil Aircraft – In the commercial aerospace markets, global air traffic continued to grow in fiscal year 2014.  Commercial aircraft production has increased as aircraft operators continue to take delivery of more fuel efficient aircraft and retire older, less efficient aircraft.  This trend toward more fuel efficient aircraft favors our product offerings because we have more content on the newer generation of aircraft that have recently entered service or are scheduled to go into production over the next several years.  We have been awarded content on the Airbus A320neo, Bell 429, Boeing 737 MAX, 787 and 747-8, Bombardier CSeries, Comac 919, Irkut MS-21 and a variety of business jet platforms, among others.  We continue to explore opportunities on new engine and aircraft programs that are under consideration or have been recently announced.

Defense – The defense industry has been negatively impacted by the sequestration of appropriations under the Budget Act, as well as threats of additional budget cuts and related program delays.  Our involvement with a wide variety of defense programs in fixed-wing aircraft, rotorcraft and weapons systems has provided relative stability for our defense market sales, although the levels of future defense spending remain uncertain.  Key programs on which our deliveries have been stable or growing include the F/A-18 E/F, the F-35 (Joint Strike Fighter), and the Black Hawk and Apache helicopter programs.  We have significant motion control system content for the refueling boom on the KC-46A refueling tanker program, which continues in development.  Weapons programs for which we have significant sales include the JDAM, SDB and AIM9X guided tactical weapon systems.

Aftermarket – Our commercial aftermarket business has increased as our products have been selected for new aerospace platforms and our content has increased across existing platforms.  We have experienced the strongest gains in commercial aftermarket sales related to programs like Airbus A320 and Boeing 777.  While some legacy programs have been negatively impacted by the availability of surplus hardware from aircraft retirements (and subsequent disassembly for parts re-use)

combined with increasingly tight budget control by airline maintenance departments, growth at better-than-market levels returned in fiscal year 2014.  U.S. Government sustainment funds continue to be prioritized to defense aircraft platforms on which we have content and accordingly, our defense aftermarket has remained steady throughout this cycle.  While fiscal year 2014 sales were impacted by completion or peaking in fiscal year 2013 of some major upgrades/overhaul programs, we expect such programs to resume in 2015 and to contribute to an improved defense aftermarket performance.

Energy Markets

Our energy products are used worldwide in various types of turbine- and engine-powered equipment, including electric power generation and distribution systems, ships, locomotives, compressors, pumps, and other mobile and industrial machines.

Industrial Turbines and Compressors – In fiscal year 2014, the industrial turbine and compressor market continued slow growth with some positive signs of acceleration.  Demand for rotating equipment is increasing in Asia and specifically China, while Europe remains slow and North America steady.

We believe we are well positioned in the gas turbine market, supporting our customers with high reliability systems enabling efficiency gains and maintaining emissions compliance.  It is expected that demand for gas turbines will increase to meet long-term power needs and due to the inherent flexibility of gas turbines.  Start reliability, fuel flexibility, and part load efficiency are all key drivers, and we believe Woodward is well positioned to meet these demands on the next generation gas turbine.  Additionally, gas turbine aftermarket sales and services demonstrated significant growth in 2014 as owner/operators worked with the OEMs upgrading equipment to meet new demands, and this growth is expected to continue.

In the oil and gas process industry, demand for industrial gas, steam turbines and compressors is expected to grow, primarily due to increased supply of non-conventional natural gas and oil and increased global trade of natural gas.  Extraction, production, distribution and processing of oil and gas products utilize both gas and steam turbines, as well as compressors.  Most of the current growth is in upstream (extraction/production) applications, although downstream (petrochemical, refining) applications are also expected to increase in the coming period as the supporting infrastructure is built out.  Liquefied Natural Gas production, gas-to-liquids processing, gas processing, oil refining and other chemical refining processes drive demand for gas/steam turbines and compressor applications.  We believe we are well positioned to capture many of these opportunities with a renewed steam turbine portfolio and expanded focus on compressor controls.

Reciprocating Engines – While industrial production strengthened slowly in the United States during fiscal year 2014, there was slowing growth in the key China markets and a decline in much of Europe.

We experienced increased demand for control systems and components used on large industrial gas engines, which we believe was driven by increased market interest in using a relatively clean burning and low cost fuel, as well as increased use of low-heat-content gases recovered from coal mines and bio waste streams.  We also experienced increased demand for controls and systems used on large industrial diesel engines, which reflects strengthening in orders for ships and other large engine-powered equipment.

While demand for our control systems used on natural gas-fueled mobile and industrial equipment remained very strong, we believe short-term natural gas supply shortages and fuel price increases in some key international markets limited growth.  Demand for our controls used on small diesel engines in construction and other industrial equipment declined slightly this year.

Longer term, government emissions requirements across many regions and engine applications is driving demand for higher-technology control systems, as is customer demand for improved engine efficiencies.  Energy policies in some countries encourage the use of natural gas and other alternative fuels over carbon-rich petroleum fuels, which we expect will drive increased demand for our alternative fuel clean engine control technologies over the next five years.

Renewable Power – The renewable power industry, although strengthened in fiscal year 2014, remains challenged as a result of concerns regarding government support, competitive pricing, and capacity and credit availability in the credit markets for wind and solar projects.  We expect the uncertainty regarding government renewable mandates and subsidies will contribute to continued volatility in the renewable energy industry.  In the longer term, we anticipate improvement in the market as demand for low emission power sources increases and technology advancements allow renewable energy to be more competitive with conventional energy sources.

Electrical Power Generation and Distribution – While various OEM customers have indicated a weakness in the power generation markets during fiscal year 2014, demand for Woodward controls for power generation and power distribution applications has held fairly steady.  While slow economic growth has moderated the stress on utility generation capacity and electrical grid infrastructures, demand for power generation controls used on wind turbines and in critical power applications – such as back-up power supply at data centers – has remained strong.

Looking forward, we anticipate that integration of renewable energy sources into the grid and increased global energy demand will drive new opportunities for advanced control and protection solutions.

RESULTS OF OPERATIONS

Non-U.S. GAAP Financial Measures

EBIT, EBITDA, and free cash flow

Earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), Energy segment net sales without the renewable power business, Energy segment earnings without the renewable power business, and free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP.

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

EBIT and EBITDA for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012  were as follows:

	Year Ended September 30,
	2014	2013	2012
Net earnings	$165,844	$145,942	$141,589
Income taxes	61,400	53,629	56,218
Interest expense	22,804	26,703	26,003
Interest income	(271)	(273)	(542)
EBIT	249,777	226,001	223,268
Amortization of intangible assets	33,580	36,979	32,809
Depreciation expense	43,773	37,254	35,808
EBITDA	$327,130	$300,234	$291,885

In addition to the above non-U.S. GAAP financial measures, in fiscal year 2013 we used the following financial measures: Energy segment net sales without the renewable power business and Energy segment earnings without the renewable power business, which are financial measures not prepared and presented in accordance with U.S. GAAP.  For further discussion of these non-U.S. GAAP measures, see the Energy discussion in “Segment Results” under the caption “2013 Segment Results Compared to 2012.”

The use of any of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  As EBIT, EBITDA,  Energy segment net sales without the renewable power business, and Energy segment earnings without the renewable power business exclude certain financial information compared with net earnings, segment net sales and segment earnings, the most comparable U.S. GAAP financial measures, users of this financial information should consider the information that is excluded.  Our calculations of EBIT, EBITDA, Energy segment net sales without the renewable power business, and Energy segment earnings may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

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

Free cash flow for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012 were as follows:

	Year Ended September 30,
	2014	2013	2012
Net cash provided by operating activities	$268,083	$222,592	$144,113
Payments for property, plant and equipment	(207,106)	(141,600)	(64,900)
Free cash flow	$60,977	$80,992	$79,213

Operational Highlights

Net sales for fiscal year 2014 increased 3.4% to $2,001,240 from $1,935,976 for fiscal year 2013.  Net sales for fiscal year 2014, excluding the Duarte Business (discussed below) for the first three months of fiscal year 2014, were $1,969,808, an increase of 1.7% from the prior fiscal year.

Net earnings for fiscal year 2014 were $165,844, or $2.45 per diluted share, an increase in net earnings of 13.6% compared to $145,942, or $2.10 per diluted share, in fiscal year 2013.  During the third quarter of fiscal year 2013, net earnings included specific charges of $15,707, or $0.17 per diluted share, related to the realignment of our renewable power business.  The effective tax rate in fiscal year 2014 was 27.0%, compared to 26.9% for the prior fiscal year.

EBIT increased by $23,776, or 10.5%, to $249,777 in fiscal year 2014, compared to $226,001 for fiscal year 2013.  The prior year’s EBIT included the $15,707 of specific charges related to our renewable power business.  EBITDA for fiscal year 2014 was $327,130, an increase of 9.0% from $300,234 for the same period of fiscal year 2013.

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

Due to the timing of the closing of the acquisition, for the first quarter of fiscal year 2013 the Duarte Business had no impact on net sales, and except for acquisition costs of $1,707, had no impact on EBIT or net earnings.  In comparison, fiscal year 2014 includes a full year of Duarte Business operating results.

Liquidity Highlights

Net cash provided by operating activities for fiscal year 2014 was $268,083, compared to $222,592 for fiscal year 2013.

Free cash flow for fiscal year 2014 was $60,977, compared to $80,992 for fiscal year 2013, primarily attributable to higher cash flow from operations in the current year related mostly to improved earnings and working capital management, more than offset by higher levels of capital expenditures in the current year.

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

At September 30, 2014, we held $115,287 in cash and cash equivalents, and had total outstanding debt of $710,000 with additional borrowing availability of $384,592, net of outstanding letters of credit, under our $600,000 revolving credit facility.  There was additional borrowing capacity of $27,872 under various foreign lines of credit and foreign overdraft facilities.

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Year Ended September 30,
	2014		2013		2012
		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$2,001,240	100%	$1,935,976	100%	$1,865,627	100%
Costs and expenses:
Cost of goods sold	1,425,839	71.2	1,376,271	71.1	1,303,344	69.9
Selling, general, and administrative expenses	155,339	7.8	168,097	8.7	164,512	8.8
Research and development costs	138,005	6.9	130,250	6.7	143,274	7.7
Amortization of intangible assets	33,580	1.7	36,979	1.9	32,809	1.8
Interest expense	22,804	1.1	26,703	1.4	26,003	1.4
Interest income	(271)	(0.0)	(273)	(0.0)	(542)	(0.0)
Other (income) expense, net	(1,300)	(0.1)	(1,622)	(0.1)	(1,580)	(0.1)
Total costs and expenses	1,773,996	88.6	1,736,405	89.7	1,667,820	89.4
Earnings before income taxes	227,244	11.4	199,571	10.3	197,807	10.6
Income tax expense	61,400	3.1	53,629	2.8	56,218	3.0
Net earnings	$165,844	8.3	$145,942	7.5	$141,589	7.6

Other select financial data:

	September 30,	September 30,
	2014	2013
Working capital	$668,628	$541,183
Total debt	710,000	550,000
Total stockholders' equity	1,160,944	1,142,545

2014 RESULTS OF OPERATIONS

2014 Sales Compared to 2013

Consolidated net sales in fiscal year 2014 increased 3.4% to $2,001,240 from $1,935,976 in fiscal year 2013.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended September 30, 2013	$1,935,976
Aerospace volume	(30,394)
Energy volume	42,975
Price and sales mix	18,951
Duarte Business net sales from October 2013 through December 2013	31,432
Effects of changes in foreign currency rates	2,300
Consolidated net sales for the period ended September 30, 2014	$2,001,240

Net sales in fiscal year 2014 include sales from the Duarte Business for the first quarter of fiscal year 2014 for which there were no comparable sales in the first quarter of fiscal year 2013 due to the timing of the acquisition.  The remaining increase in net sales for fiscal year 2014 was primarily attributable to improvements in a number of markets within both our Energy and Aerospace segments, mostly offset by decreased volumes in defense sales in our Aerospace segment and lower sales of natural gas bus and truck systems in our Energy segment.

Price changes:  Increases in selling prices were driven primarily by our Aerospace segment markets.

Foreign currency exchange rates:  During the fiscal year ended September 30, 2014, our net sales were positively impacted by $2,300 due to favorable fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2013.

Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), European Monetary Units (“EUR”), Great Britain pounds (“GBP”), Japanese yen (“JPY”), and Chinese yuan (“CNY”).  As the USD, EUR, GBP, JPY, and CNY fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions.  If the CNY, which the Chinese government has not historically allowed to fluctuate significantly against USD, is allowed to fluctuate against USD in the future, we would be exposed to greater variability on sales transactions denominated in CNY.  For additional information on foreign currency exchange rate risk, please refer to the risk factor titled, “We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries” set forth under the caption “Risk Factors” in Part I, Item 1A of this Form 10-K.

2014 Costs and Expenses Compared to 2013

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

Variable compensation expense, which is tied to relative financial and operating performance, can vary significantly from fiscal year to year.  During fiscal year 2014, variable compensation increased $29,667 as compared to fiscal year 2013 and impacted cost of goods sold, selling, general and administrative expenses, and research and development costs.

During the fourth quarter of fiscal year 2014, we recorded the following in costs and expenses: a curtailment gain of $6,624 that pertained to amendments made to one of our defined benefit pension plans that resulted in a freeze to the benefits of certain U.S. employees, an impairment charge of $3,138 related to the write down to fair market value of certain non-U.S. held for sale assets, and accelerated cost recognition on lease commitments and related assets for property no longer in use of $2,651.  The majority of these amounts were recorded in cost of goods sold.

Cost of goods sold increased by $49,568 to $1,425,839, or 71.2% of net sales, for fiscal year 2014 from $1,376,271, or 71.1% of net sales, for 2013.  The increase in costs of goods sold is primarily attributable to increased sales in our Energy segment and significant increases in variable compensation compared to the prior year periods.  Cost of goods sold for the fiscal year 2013 included $8,300 of the specific charges (discussed above) related to the realignment of the renewable power business within our Energy segment.

Gross margins (as measured by net sales less cost of goods sold, divided by net sales) were 28.8% for fiscal year 2014 and 28.9% for fiscal year 2013.  Gross margins for the fiscal year 2014 were down slightly compared to fiscal year 2013, primarily related to significant increases in variable compensation in fiscal year 2014, partially offset by the $8,300 of specific charges included in gross margin in fiscal year 2013.

Selling, general, and administrative expenses decreased by $12,758 or 7.6%, to $155,339 for fiscal year 2014 as compared to $168,097 for fiscal year 2013.  Selling, general and administrative expenses decreased as a percentage of net sales to 7.8% for fiscal year 2014 as compared to 8.7% for fiscal year 2013.  The decrease in selling, general and administrative expenses in fiscal year 2014 is due to cost control initiatives as well as the $7,407 of specific charges (discussed above) that were included in selling, general and administrative expenses in fiscal year 2013 and that more than offset significantly higher levels of variable compensation in fiscal year 2014.

Research and development costs increased by $7,755, or 6.0%, to $138,005 for fiscal year 2014 as compared to $130,250 for fiscal year 2013.  Research and development costs increased as a percentage of net sales to 6.9% for fiscal year 2014 as compared to 6.7% for fiscal year 2013.  Research and development costs for fiscal year 2014 reflected increased variable compensation when compared to the prior fiscal year and ongoing variability in spending.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Amortization of intangible assets decreased to $33,580 for fiscal year 2014, compared to $36,979 for fiscal year 2013.  As a percentage of net sales, amortization of intangible assets decreased to 1.7% for fiscal year 2014 as compared to 1.9% fiscal year 2013.  The decrease in amortization expense is primarily related to intangible assets becoming fully amortized in the current year.

Interest expense decreased to $22,804, or 1.1% of net sales, for fiscal year 2014, compared to $26,703, or 1.4% of net sales, for fiscal year 2013.  The decrease in interest expense is primarily attributable to an increase in the amount of interest capitalized on our current capital improvement projects partially offset by increased borrowing year over year.

Income taxes were provided at an effective rate on earnings before income taxes of 27.0% for fiscal year 2014, compared to 26.9% for fiscal year 2013.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

Effective tax rate at September 30, 2013	26.9%
Research and experimentation credit	2.4
Retroactive extension of research and experimentation credit	2.5
Adjustment of prior period tax items	(1.9)
Taxes on international activities	(2.0)
Other	(0.9)
Effective tax rate at September 30, 2014	27.0%

The year-over-year effective tax rate for fiscal year 2014 increased slightly due to the retroactive impact of the reinstatement of the U.S. research and experimentation credit in fiscal year 2013, which did not recur in fiscal year 2014.  This increase was offset by larger net favorable resolutions and reviews of tax matters and lapses of applicable statutes of limitations, higher earnings in jurisdictions with lower tax rates, and reduced taxes on current and anticipated future distributions of foreign earnings to the U.S in the current year.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Consolidated Balance Sheet was $22,687 at September 30, 2014 and $22,694 at September 30, 2013.  At September 30, 2014, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $12,807.  At this time, we estimate it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $114 in the next twelve months due primarily to the expiration of certain statutes of limitations.  We accrue for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of $1,158 as of September 30, 2014 and $2,066 as of September 30, 2013.

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

SEGMENT RESULTS

Woodward serves the aerospace market and the energy market through its two reportable segments - Aerospace and Energy.  Woodward’s reportable segments are aggregations of Woodward’s operating segments.  The following table presents sales by segment:

	Year Ended September 30,
	2014		2013		2012
Net sales:
Aerospace	$1,084,025	54.2%	$1,061,477	54.8%	$896,083	48.0%
Energy	917,215	45.8	874,499	45.2	969,544	52.0
Consolidated net sales	$2,001,240	100.0%	$1,935,976	100.0%	$1,865,627	100.0%

The following table presents earnings by segment:

	Year Ended September 30,
	2014	2013	2012
Aerospace	$159,200	$166,122	$130,192
Energy	134,278	98,940	126,441
Total segment earnings	293,478	265,062	256,633
Nonsegment expenses	(43,701)	(39,061)	(33,365)
Interest expense, net	(22,533)	(26,430)	(25,461)
Consolidated earnings before income taxes	227,244	199,571	197,807
Income tax expense	61,400	53,629	56,218
Consolidated net earnings	$165,844	$145,942	$141,589

The following table presents earnings by segment as a percent of segment net sales:

	Year Ended September 30,
	2014	2013	2012
Aerospace	14.7%	15.7%	14.5%
Energy	14.6	11.3	13.0

2014 Segment Results Compared to 2013

Aerospace

Aerospace segment net sales were $1,084,025 for fiscal year 2014, compared to $1,061,477 for fiscal year 2013.  Segment net sales for fiscal year 2014, excluding the sales from the acquired Duarte Business for the first quarter of fiscal year 2014, for which there were no comparable sales in the first quarter of fiscal year 2013 due to the timing of the acquisition, were $1,052,593, a decrease of $8,884, or 0.8%, compared to the prior fiscal year.  The decrease in segment net sales for fiscal year 2014 compared to fiscal year 2013 after excluding the net sales from the acquired Duarte Business for the first quarter of fiscal year 2014, was driven primarily by significantly lower defense sales in both aftermarket and OEM, partially offset by increases in commercial OEM and aftermarket sales.

Defense sales continue to reflect the ongoing U.S. government budget constraints, which have impacted the timing of contracts and upgrade programs and resulted in variability during the current fiscal year, causing lower defense sales in fiscal year 2014 as compared to the prior fiscal year.  Defense aftermarket sales in fiscal year 2013 were strong compared to fiscal year 2012 levels.  Fiscal year 2014 defense sales decreased significantly from the prior year, particularly related to sales for rotorcraft programs, but were comparable to fiscal year 2012.  The majority of the decline in fiscal year 2014 related to defense aftermarket sales as defense OEM sales declined, but not as significantly.

Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on improved airline demand and new product introduction.  The commercial aftermarket showed improvement as global passenger traffic growth continues to drive aircraft utilization.

Aerospace segment earnings decreased by $6,922, or 4.2%, to $159,200 for fiscal year 2014, compared to $166,122 for fiscal year 2013 due to the following:

Earnings at September 30, 2013	$166,122
Sales volume	(13,256)
Price, sales mix and productivity	5,502
Research and development expense	4,578
Variable compensation	(14,220)
Cost control initiatives	4,755
Other, net	5,719
Earnings at September 30, 2014	$159,200

Segment earnings as a percentage of sales were 14.7% for fiscal year 2014 compared to 15.7% for fiscal year 2013.  The decrease in Aerospace segment earnings in fiscal year 2014 compared to fiscal year 2013 was primarily attributable to the impact of reduced defense sales volumes and increases in variable compensation, partially offset by cost control initiatives and lower research and development expenses.

Energy

Energy segment net sales were $917,215 for fiscal year 2014, compared to $874,499 for fiscal year 2013.  The increase in sales is primarily attributable to improvements in several markets, including the wind turbine converter, aero-derivative turbine, and large gas and diesel engine markets, partially offset by lower sales of natural gas bus and truck systems.

Energy segment earnings increased by $35,338, or 35.7%, to $134,278 for fiscal year 2014 as compared to $98,940 for fiscal year 2013 due to the following:

Earnings at September 30, 2013	$98,940
Sales volume	18,140
Price, sales mix and productivity	3,862
Research and development expense	(6,758)
Specific charges related to renewable power business in fiscal year 2013	15,707
Realignment savings	6,566
Variable compensation	(10,738)
Effects of changes in foreign currency rates	1,187
Other, net	7,372
Earnings at September 30, 2014	$134,278

Segment earnings as a percentage of sales increased to 14.6%  in  fiscal year 2014 compared to 11.3% for fiscal year 2013.

Uncertainty with respect to U.S. and other government renewable power incentives and economic factors associated with alternate energy sources resulted in significant overcapacity and financial distress in the renewable power industry, particularly in our fiscal year 2013.  As a result, we made a decision in fiscal year 2013 to align our renewable power business appropriately for the then current environment and foreseeable future, through revaluation of its assets and liabilities, including workforce management actions, which resulted in specific charges of $15,707 in the third quarter of fiscal year 2013.  The savings benefits of these realignment changes contributed to improved earnings results in fiscal year 2014.

The remaining increase for fiscal year 2014 compared to the prior year in the Energy segment earnings, excluding the specific charges of $15,707 taken in fiscal year 2013, was driven primarily by increased sales volume and related fixed cost leverage, lean implementation and productivity improvements and realignment savings, partially offset by increases in variable compensation and research and development expenses.  Foreign currency exchange rates had a favorable impact of $1,187 in fiscal year 2014 compared to fiscal year 2013.

Nonsegment expenses

Nonsegment expenses for fiscal year 2014 increased to $43,701, or 2.2% of net sales, compared to $39,061, or 2.0% of net sales, for fiscal year 2013.  The increase in nonsegment expense was primarily related to increases in variable compensation.

2013 RESULTS OF OPERATIONS

2013 Sales Compared to 2012

Consolidated net sales increased 3.8% from $1,865,627 in fiscal year 2012 to $1,935,976 in fiscal year 2013.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended September 30, 2012	$1,865,627
Aerospace segment volume	35,282
Energy segment volume	(96,538)
Price and sales mix	24,254
Duarte Business acquisition	111,261
Effects of changes in foreign currency rates	(3,910)
Consolidated net sales for the period ended September 30, 2013	$1,935,976

The increase in net sales for fiscal year 2013 was primarily attributable to the Duarte Business acquisition, increased volumes in our Aerospace segment due to increased commercial OEM and defense aftermarket sales, partially offset by decreased volumes in our Energy segment attributable to significantly lower wind turbine converter sales.  Wind turbine converter sales through our renewable power business were higher in fiscal year 2012 compared to fiscal year 2013 due to accelerated ordering by our customers in an effort to take advantage of the then-expiring government incentives and to comply with various renewable energy mandates.  The balance of the decline in wind turbine converter sales in fiscal year 2013 reflected general uncertainty with respect to investments in large wind projects.

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

 2013 Costs and Expenses Compared to 2012

Cost of goods sold increased by $72,927 to $1,376,271 or 71.1% of net sales, for fiscal year 2013 from $1,303,344, or 69.9% of net sales, for fiscal year 2012.    Gross margins (as measured by net sales less cost of goods sold, divided by net sales) were 28.9% for fiscal year 2013 and 30.1% for fiscal year 2012.  The decrease in gross margin in fiscal year 2013 as compared to fiscal year 2012 was attributable to the decreased volume in our Energy segment, mostly due to reduced wind turbine converter sales volumes and the loss of related fixed cost leverage, as well as charges of $8,300 associated with a portion of the specific charges in the third quarter of fiscal year 2013 related to the renewable power business within the Energy segment, partially offset by the effects of increased sales volume in our Aerospace segment, favorable product mix and improved operational performance.

Selling, general, and administrative expenses increased by $3,585 or 2.2%, to $168,097 for fiscal year 2013 as compared to $164,512 for fiscal year 2012.  Selling, general and administrative expenses increased as a percentage of net sales to 8.7% for fiscal year 2013 as compared to 8.8% for fiscal year 2012.  The increase in expenses was primarily related to charges of $7,407 associated with a portion of the specific charges in the third quarter of fiscal year 2013 related to our renewable power business within the Energy segment.  In addition, fiscal year 2013 selling, general, and administrative expenses included approximately $1,944 of transaction costs related to the Duarte Acquisition as well as a general increase in expenses related to the Duarte Business.  These increases were partially offset by decreased bad debt expenses in fiscal year 2013 as compared to fiscal year 2012.  Fiscal year 2012 expense included charges related to the bankruptcies of several airlines and the credit issues of some of our renewable power customers that did not recur in fiscal year 2013.

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

Income taxes were provided at an effective rate on earnings before income taxes of 26.9% for fiscal year 2013 compared to 28.4% for fiscal year 2012.  The change in the effective tax rate (as a percentage of earnings before income taxes) was attributable to the following:

Effective tax rate at September 30, 2012	28.4%
Extension of research credit in fiscal year 2013	(4.8)
Taxes on international activities	1.6
Other changes, net	1.7
Effective tax rate at September 30, 2013	26.9%

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

2013 Segment Results Compared to 2012

Aerospace

Aerospace segment net sales increased $165,394, or 18.5%, to $1,061,477 for fiscal year 2013 from $896,083 for fiscal year 2012.  Segment net sales excluding the Duarte Business were $950,216 for fiscal year 2013.  Segment sales, excluding the Duarte Business sales, for fiscal year 2013 were higher compared to fiscal year 2012, driven primarily by defense aftermarket sales and commercial OEM sales.

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

Energy segment net sales without the renewable power business and Energy segment earnings without the renewable power business are financial measures not prepared and presented in accordance with U.S. GAAP.  Management used these financial measures to compare the performance of its business with and without the effects of significant discrete economic events in order to analyze and understand Woodward’s Energy reportable segment results.  Management identified the changes in the market economics of its renewable power business as such a significant discrete economic event.  Management used this with and without the renewable power business segment net sales and segment net earnings information in its decision to align its renewable power business appropriately for the current environment and foreseeable future.  In addition, management used this with and without the renewable power business information for prior year comparative purposes for the Energy segment.  As management believes Energy segment net sales without the renewable power business and Energy segment earnings without the renewable power business provides more comparable year over year information, we have included this non-U.S. GAAP measure in this “Management’s Discussion and Analysis” to provide insight to securities analysts, investors, and others into how our management views our current financial condition and results of operations.

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

The Taxpayer Relief Act extended the wind tax credit for projects that begin construction in calendar year 2013.  Due to the lengthy planning and ordering cycle involved in these wind turbine projects, the effect of this legislation on our sales in fiscal year 2013 was not material.

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

Energy segment earnings increased by $27,501, or 21.8%, to $98,940 for fiscal year 2013 as compared to fiscal year 2012 due to the following:

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

Non segment expenses

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

Our aggregate cash and cash equivalents were $115,287 at September 30, 2014 and $48,556 at September 30, 2013, and our working capital was $668,628 at September 30, 2014 and $541,183 at September 30, 2013.  Of the $115,287 of cash and cash equivalents held at September 30, 2014, $95,264 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts from Chinese customers, in settlement of certain customer accounts receivable, bankers acceptance notes issued by creditworthy Chinese banks.  Bankers acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers acceptance note as of the maturity date.  The maturity date of bankers acceptance notes varies, but it is Woodward’s policy to only accept bankers acceptance notes with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a bankers acceptance note from a customer, such customer has no further obligation to pay Woodward for the related accounts receivable balance.  Woodward had bankers acceptance notes of $62,352 at September 30, 2014 and $72,954 at September 30, 2013 recorded as non-customer accounts receivable on its consolidated balance sheets.  Woodward only accepts bankers acceptance notes issued by creditworthy banks as to which the credit risk associated with the bankers acceptance note is assessed to be minimal.

On October 1, 2013, we entered into the 2013 Note Purchase Agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.  We issued the Series G, H and I Notes on October 1, 2013 in an aggregate principal amount of $100,000 and used the proceeds to repay all of the outstanding balance on our Series B Notes due October 1, 2013.  We issued the Series J, K and L Notes in an additional $150,000 aggregate principal amount on November 15, 2013.  The notes issued under the 2013 Note Purchase Agreement have not been registered under the Securities Act of 1933 and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Holders of the notes under the 2013 Note Purchase Agreement are not entitled to any registration rights.  For further discussion of the 2013 Note Purchase Agreement, see Note 12, Credit facilities, short-term borrowings and long-term debt to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

 Our revolving credit facility, which we entered into on July 10, 2013, matures in July 2018 and provides a borrowing capacity of up to $600,000 with the option to increase total available borrowings to up to $800,000, subject to lenders’ participation.  We can borrow against our $600,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our stock, payments of dividends, and acquisitions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of our revolving and other credit facilities, see Note 12, Credit facilities, short-term borrowings and long-term debt, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

At September 30, 2014, we had total outstanding debt of $710,000, with additional borrowing availability of $384,592 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $27,872 under various foreign credit facilities.

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

 At September 30, 2014, we had  $210,000 of borrowings outstanding under our revolving credit facility, which was classified as long-term, and no borrowings outstanding under our foreign credit facilities.    Revolving credit facility and short-term borrowing activity during the fiscal year ended September 30, 2014 was as follows:

Maximum daily balance during the period	$220,000
Average daily balance during the period	$149,893
Weighted average interest rate on average daily balance	1.31%

We were in compliance with all our debt covenants at September 30, 2014.  See Note 12, Credit facilities, short-term borrowings and long-term debt, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

 We are currently developing a second campus in the greater-Rockford, Illinois area for our Aerospace segment.  This campus is intended to support the growth expected over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  These investments are expected to result in future productivity gains for our existing and new business.  However, given the significance of the anticipated volumes associated with the new system platforms, we still expect our Rockford area workforce to increase substantially, by as much as 70%-90% from current levels, by the end of 2021.  In addition, in September 2013, we invested in a building site in Niles,

Illinois.  We are building a new facility on this site for our Aerospace segment and will relocate some of our operations currently residing in nearby Skokie, Illinois, to this new facility.  We are also developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Energy segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We anticipate investing approximately $500,000 through fiscal year 2016 in land, buildings and equipment among our two Rockford, Illinois area campuses, the facility in Niles, Illinois, and a new campus at our corporate headquarters in Fort Collins, Colorado and to date have spent approximately $200,000 related to these investments.

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

Cash Flows

	Year Ended
	September 30,
	2014	2013	2012
Net cash provided by operating activities	$268,083	$222,592	$144,113
Net cash used in investing activities	(205,829)	(340,042)	(64,617)
Net cash provided by (used in) financing activities	9,477	102,473	(90,461)
Effect of exchange rate changes on cash and cash equivalents	(5,000)	1,704	(1,745)
Net change in cash and cash equivalents	66,731	(13,273)	(12,710)
Cash and cash equivalents at beginning of period	48,556	61,829	74,539
Cash and cash equivalents at end of period	$115,287	$48,556	$61,829

2014 Cash Flows Compared to 2013

Net cash flows provided by operating activities for fiscal year 2014 was $268,083, compared to $222,592 in fiscal year 2013.  The increase of $45,491 is primarily attributable to improved working capital utilization and higher earnings in the current fiscal year.

Accounts receivable provided $30,880 of cash in fiscal year 2014 compared to $9,774 of cash utilized in fiscal year 2013, accounting for the majority of the increase in operating cash flows.  The amount of cash provided by accounts receivable in fiscal year 2014 reflects a decrease in accounts receivable in fiscal year 2014 as compared to fiscal year 2013 due to better collections in fiscal year 2014.  The increase in operating cash flows was also attributable to higher net earnings in fiscal year 2014 as compared to fiscal year 2013.  These increases in cash were partially offset by an increase in cash utilized for inventory in fiscal year 2014.  Inventory utilized $27,788 of cash in fiscal year 2014 compared to cash utilized of $1,485 in fiscal year 2013.  The increase in cash utilized is the result of inventory builds to meet the future demands of our customers.

Net cash flows used in investing activities for fiscal year 2014 was $205,829, compared to $340,042 in fiscal year 2013.  The decrease in cash used in investing activities compared to the same period of the last fiscal year is due primarily to the acquisition of the Duarte Business in the first quarter of fiscal year 2013, which utilized $198,860 of cash. This decrease was partially offset by increased payments for property, plant and equipment of $65,506 to $207,106 in fiscal year 2014 as compared to $141,600 in fiscal year 2013 related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new facility in Niles, Illinois, and a new campus at our headquarters in Fort Collins, Colorado.

Net cash flows provided by financing activities for fiscal year 2014 was $9,477 compared to $102,473 for fiscal year 2013.  During fiscal year 2014, we had net short and long-term borrowings of $160,002 compared to net debt borrowings of $157,713 in the prior year.  Slightly higher borrowings in fiscal year 2014 were primarily attributable to increased payments for property, plant and equipment.  We utilized $141,488 to repurchase 3,272 shares of our common stock in fiscal year

2014, compared to $45,754 to repurchase 1,233 shares of our common stock in fiscal year 2013.  The fiscal year 2014 repurchases were made under our existing stock repurchase program, which is described in greater detail under “Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K.

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

Net cash flows used in investing activities for fiscal year 2013 was $340,042 compared to $64,617 in fiscal year 2012.  The increase in cash used in fiscal year 2013 compared to fiscal year 2012 is due primarily to the acquisition of the Duarte Business in the first quarter of fiscal year 2013 which utilized $198,860 of cash.  In addition, payments for property, plant and equipment increased by $76,700 to $141,600 in fiscal year 2013 as compared to $64,900 in fiscal year 2012 related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new campus at our headquarters in Fort Collins, Colorado and the purchase of a building site in Niles, Illinois.

Net cash flows provided by financing activities for fiscal year 2013 was $102,473 compared to net cash flows used for financing activities of $90,461 for fiscal year 2012.  During fiscal year 2013, we had net short and long-term borrowings of $157,713 compared to net debt repayments of $33,091 in fiscal year 2012.  The higher borrowings in fiscal year 2013 were primarily attributable to the acquisition of the Duarte Business.  We utilized $45,754 to repurchase 1,233 shares of our common stock in fiscal year 2013, compared to $44,110 to repurchase 1,132 shares of our common stock in fiscal year 2012, under our $200,000 stock repurchase program authorized by our Board of Directors in July 2010.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

Contractual Obligations

A summary of our consolidated contractual obligations and commitments as of September 30, 2014 is as follows:

	Year Ending September 30,
	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Long-term debt principal	$-	$107,000	$-	$-	$143,000	$250,000
Interest on debt obligations (1)	25,953	20,805	18,542	18,542	10,410	34,489
Operating leases	6,393	4,327	3,264	2,548	1,377	1,430
Purchase obligations (2)	331,300	11,445	-	-	-	-
Construction contractual obligation (3)	81,746	20,263	-	-	-	-
Other (4)	30	-	-	-	-	22,687
Total	$445,422	$163,840	$21,806	$21,090	$154,787	$308,606
(1)

Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect as of September 30, 2014.  See Note 12, Credit facilities, short-term borrowings and long-term debt, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further details on our long-term debt.

(2)

Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery, and termination liability.

(3)

Construction contractual commitments represent estimated amounts to be paid under contracts to construct a second campus in the greater-Rockford, Illinois area,  a new campus at our corporate headquarters in Fort Collins, Colorado and a new facility in Niles, Illinois.  We anticipate investing approximately $500,000 through fiscal year 2016 in land, buildings and equipment among our two Rockford, Illinois area campuses, the facility in Niles, Illinois, and a new campus at our corporate headquarters in Fort Collins, Colorado and to date have spent approximately $200,000 related to these investments.

(4)

The $22,687 included in other obligations in the “Thereafter” column represents our best reasonable estimate for uncertain tax positions at this time and may change in future periods, as the timing of the payments and whether such payments will actually be required cannot be reasonably estimated.

The above table does not reflect the following items:

•

Contributions to our retirement pension benefit plans, which we estimate will total approximately $2,573 in 2015.  As of September 30, 2014 our pension plans were overfunded by $3,886 based on projected benefit obligations.  Statutory pension contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates.

•

Contributions to our other postretirement benefit plans, which we estimate will total $3,778 in 2015.  Other postretirement contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of postretirement healthcare benefits provided for covered retirees.  As of September 30, 2014, our other postretirement benefit plans were underfunded by $29,225 based on projected benefit obligations.

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

Guarantees and letters of credit totaling approximately $5,937 were outstanding as of September 30, 2014, some of which were secured by parent guarantees from Woodward or by Woodward line of credit facilities.

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

Purchase accounting

During the first quarter of fiscal year 2013, we completed the Duarte Acquisition for an aggregate purchase price of $200,000.  The acquisition was completed on December 28, 2012, and, based on preliminary purchase adjustments, we paid cash at closing in the amount of $198,900.  For more information on the Duarte Acquisition see Note 4, Business acquisitions, in the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data.”

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

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased.  This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate.  Management projects revenue growth rates, earnings margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment.  We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired.  There was no impairment or change in useful lives recognized on other intangible assets acquired in fiscal years 2014, 2013 or 2012.

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

The carrying value of inventory was $451,944 at September 30, 2014 and $431,744 at September 30, 2013.  If economic conditions, customer product requirements, or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary.  We attempt to maintain inventory quantities at levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Postretirement benefits

The Company provides various benefits to certain employees through defined benefit pension plans and other postretirement benefit plans.  A September 30 measurement date is used to value plan assets and obligations for all Woodward defined benefit pension and other postretirement benefit plans.  For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions, including anticipated discount rates, rates of compensation increases, long-term return on defined benefit plan investments, and anticipated healthcare cost increases.  Based on these actuarial assumptions, at September 30, 2014, our recorded assets and liabilities included a net asset of $3,886 for our defined benefit pension plans and a liability of $29,225 for other postretirement benefit plans.  Changes in net periodic expense or the amounts of recorded assets and liabilities may occur in the future due to changes in these assumptions.

Estimates of the value of postretirement benefit obligations, and related net periodic benefits expense, are dependent on actuarial assumptions, including future interest rates, compensation rates, mortality trends, healthcare cost trends, and returns on defined benefit plan investments.

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

Primary actuarial assumptions for our defined benefit pension plans were determined as follows:

•

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In the United States, we used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding.  In the United Kingdom and Japan, we used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable, AA-rated bonds for each jurisdiction. These discount rates are sensitive to changes in interest rates.
•

	Change In Discount Rate
	1% increase	1% decrease
Defined benefit pension benefits:
2015 Net Periodic Benefit Cost	$(252)	$933
2015 Projected Service and Interest Costs	225	(446)
Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2014	(25,969)	31,766

•	Compensation increase assumptions are based upon historical experience and anticipated future management actions. An increase in the rate would increase our obligation and expense.

•	Mortality trends assumptions are based on published actuarial data. Increases in life expectancy of participants would increase our obligation and expense.

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

	Change In Rate of Return on Plan Assets
	0.5% increase	0.5% decrease
Defined benefit pension benefits:
2015 Net Periodic Benefit Cost	$(1,015)	$1,015

Primary actuarial assumptions for our other postretirement benefit plans were determined as follows:

•

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In the United States, we used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding.  In the United Kingdom, we used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable, AA-rated bonds.  These rates are sensitive to changes in interest rates.

	Change In Discount Rate
	1% increase	1% decrease
Other postretirement benefits:
2015 Net Periodic Benefit Cost	$(76)	$11
2015 Projected Service and Interest Costs	153	(186)
Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2014	(2,314)	2,683
•	Mortality trends assumptions are based on published actuarial data. Increases in life expectancy of participants would increase our obligation and expense.

•

The assumed health care trend rate represents the rate at which health care costs are assumed to increase and is based on historical and expected experience.  Changes in our projections of future health care costs due to general economic conditions and those specific to health care (e.g., technology driven cost changes) will impact this trend rate.

	1% increase	1% decrease
Effect on projected fiscal year 2015 service and interest cost	$121	$(106)
Effect on accumulated postretirement benefit obligation at September 30, 2014	2,658	(2,336)

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

Reviews for impairment of goodwill

At September 30, 2014, we had $559,724 of goodwill, representing 23% of our total assets.  At September 30, 2013, we had $561,458 of goodwill, representing 25% of our total assets.  Goodwill is tested for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate.   For purposes of performing the impairment tests, we identify reporting units in accordance with U.S. GAAP.  The identification of reporting units and consideration of aggregation criteria requires management judgment.  The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with their carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, we compare the implied fair value of goodwill with its carrying amount.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.  There was no impairment charge recorded in fiscal years 2014, 2013, or 2012.

Woodward completed its annual goodwill impairment test as of July 31, 2014 for the fiscal year ended September 30, 2014 during the fourth quarter.  At that date, Woodward determined it was appropriate to aggregate certain components of the same operating segment into a single aggregated reporting unit.  The fair value of each of Woodward’s reporting units was determined using an income approach based on a discounted cash flow method.  This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five or ten-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2014 impairment test were discounted using weighted-average cost of capital assumptions ranging from 8.93% to 11.04%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five or ten years of 4.20%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting units resulting fair values utilizing a market multiple method.

The results of Woodward’s annual goodwill impairment test performed as of July 31, 2014, indicated the estimated fair value of each reporting unit was significantly in excess of its carrying value, and accordingly, no impairment existed.  Increasing the discount rate by 20%, decreasing the growth rate by 20%, or decreasing forecasted cash flow by 20%, would also not have resulted in an impairment charge at July 31, 2014.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due.  The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities.  We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate.  Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals.  To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the current provision for income taxes.  The provision for income taxes includes the impact of reserve positions and changes to reserves that are considered appropriate.  As of September 30, 2014 and September 30, 2013, unrecognized gross tax benefits for which recognition has been deferred were $22,687 and $22,694, respectively.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets.  The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.  A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.  In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies.  Changes in the relevant facts can significantly impact the judgment or need for valuation allowances.   In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.  Our valuation allowance was $9,486 as of September 30, 2014 and $11,783 as of September 30, 2013.

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

Interest Rate Risk

We use derivative instruments as risk management tools that involve little complexity, and are not used for trading or speculative purposes.  In June 2013, in connection with Woodward’s expected refinancing of current maturities on its existing long-term debt, Woodward entered into a treasury lock agreement with a notional amount of $25,000 that qualified as a cash flow hedge under ASC Topic 815, “Derivatives and Hedging.”  The objective of this derivative instrument was to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven-year period related to the future interest payments on a portion of anticipated future debt issuances.   To manage interest rate risk related to the $400,000 of long-term debt issued in October 2008, we used a treasury lock, which locked in interest rates on the then future debt.  The treasury lock agreement was designated as a cash flow hedge against interest rate risk on a portion of the debt issued in October 2008.  Similarly, we used a LIBOR lock agreement with a notional amount of $50,000, which hedged the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of the long-term debt issued in April of 2009 in connection with an acquisition.

A portion of our long and short-term debt is sensitive to changes in interest rates.  As of September 30, 2014 our Series J Notes of $50,000 and advances on our revolving credit facility are at interest rates that fluctuate with market rates.    A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate loan outstanding as of September 30, 2014 and the average borrowings on our revolving credit facility in fiscal year 2014  would cause our annual interest expense to increase approximately $1,981.  A hypothetical 0.2% decrease in interest rates that apply to the variable rate loan outstanding as of September 30, 2014 and the average borrowings on our revolving credit facility, which would effectively reduce the variable component of the applicable interest rates to 0%, would decrease our annual interest expense by approximately $403.

The discount rate and future return on plan asset assumptions used to calculate the funding status of our retirement benefit plans are also sensitive to changes in interest rates.  The discount rate assumption used to value the defined benefit pension plans as of September 30, 2014 was 4.4% in the United States, 4.1% in the United Kingdom, and 1.1% in Japan.  The discount rate assumption used to value the other postretirement benefit plans was 4.4%.

The following information illustrates the sensitivity of the net periodic benefit cost and the projected accumulated benefit obligation to a change in the discount rate assumed.  Amounts relating to foreign plans are translated at the spot rate on September 30, 2014.  It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in assumptions are not necessarily linear due to factors such as the 10% corridor applied to the larger of the postretirement benefit obligation or the fair market value of plan assets when determining amortization of actuarial net gains or losses.

		Increase/(Decrease) In
Assumption	Change	2015 Net Periodic Benefit Cost	2015 Projected Service and Interest Costs	Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2014
Defined benefit pension benefits:
Change in discount rate	1% increase	$(252)	$225	$(25,969)
	1% decrease	933	(446)	31,766
Other postretirement benefits:
Change in discount rate	1% increase	(76)	153	(2,314)
	1% decrease	11	(186)	2,683

Foreign Currency Exchange Rate Risk

We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which product and manufacturing costs were incurred.  The functional currencies and our purchasing and sales activities primarily include USD, EUR, CNY, JPY and GBP.  We may also be impacted by changes in the relative buying power of our customers, which may impact sales volumes either positively or negatively.  As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor.  Foreign currency exchange rate risk is reduced through the maintenance of local production facilities in the markets we serve, which we believe creates a natural hedge to our foreign currency exchange rate exposure.  For the year ended September 30, 2014, the percentages of our net sales denominated in a currency other than the USD were as follows:

Percentage of Net Sales
For the Year Ended September 30, 2014
Functional currency:
EUR	12.5%
CNY	6.9%
JPY	3.2%
GBP	1.7%
All other foreign currencies	1.8%
26.1%

Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens.  Because of the complex interrelationship of our worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.

From time to time, we will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date.  Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates.  We minimize this market risk by establishing and monitoring parameters that limit the types of, and degree to which we enter into, derivative instruments.  We enter into derivative instruments for risk management purposes only.  We do not enter into or issue derivatives for trading or speculative purposes.  As of September 30, 2014 and 2013, we had no open foreign currency exchange rate contracts and all previous derivative instruments were settled or terminated.  For more information on derivative instruments, see Note 6, Derivative instruments and hedging activities,  to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Our reported financial results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency exchange rates.  The assets and liabilities of substantially all of our subsidiaries outside the

United States are translated at period end rates of exchange for each reporting period.  Earnings and cash flow statements are translated at weighted-average rates of exchange.  Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, debt covenants, and the overall value of our net assets.  In addition, we also have assets and liabilities, specifically accounts receivable, accounts payable and current inter-company receivables and payables, whose carrying amounts approximate their fair value, which are denominated in currencies other than their relevant functional currencies.  Foreign currency exchange rate risk is reduced through several means, including the invoicing of customers in the same currency as the source of the products, the prompt settlement of inter-company balances utilizing a global netting system, and limited use of foreign currency denominated debt.  We recognized net foreign currency losses of $1,089 in fiscal year 2014, $2,738 in fiscal year 2013 and $480 in fiscal year 2012 in “Selling, general, and administrative expenses” of our Consolidated Statements of Earnings related to these assets and liabilities.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Woodward, Inc.

Fort Collins, Colorado

We have audited the accompanying consolidated balance sheets of Woodward, Inc. and subsidiaries (the "Company") as of September 30, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Woodward, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 12, 2014

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Year Ended September 30,
	2014	2013	2012

Net sales	$2,001,240	$1,935,976	$1,865,627
Costs and expenses:
Cost of goods sold	1,425,839	1,376,271	1,303,344
Selling, general and administrative expenses	155,339	168,097	164,512
Research and development costs	138,005	130,250	143,274
Amortization of intangible assets	33,580	36,979	32,809
Interest expense	22,804	26,703	26,003
Interest income	(271)	(273)	(542)
Other (income) expense, net (Note 15)	(1,300)	(1,622)	(1,580)
Total costs and expenses	1,773,996	1,736,405	1,667,820
Earnings before income taxes	227,244	199,571	197,807
Income tax expense	61,400	53,629	56,218
Net earnings	$165,844	$145,942	$141,589

Earnings per share (Note 3):
Basic earnings per share	$2.50	$2.13	$2.06
Diluted earnings per share	$2.45	$2.10	$2.01

Weighted Average Common Shares Outstanding (Note 3):
Basic	66,432	68,392	68,880
Diluted	67,776	69,602	70,307
Cash dividends per share paid to Woodward common stockholders	$0.32	$0.32	$0.31

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	Year Ended September 30,
	2014	2013	2012

Net earnings	$165,844	$145,942	$141,589
Other comprehensive earnings:
Foreign currency translation adjustments	(16,003)	7,337	(7,291)
Taxes on changes on foreign currency translation adjustments	1,080	958	2,635
	(14,923)	8,295	(4,656)
Reclassification of realized losses on derivatives to earnings	99	171	174
Realized gain on cash flow hedge	-	507	-
Taxes on changes on derivative transactions	(37)	(259)	(66)
	62	419	108
Minimum retirement benefit liability adjustments (Note 17):
Net gain (loss) arising during the period	3,746	26,756	(17,960)
Prior service cost arising during the period	(3,355)	-	-
Loss (gain) due to settlement or curtailment arising during the period	(7,539)	36	56
Amortization of:
Prior service benefit	(66)	(90)	(484)
Net loss	785	1,770	1,280
Foreign currency exchange rate changes on minimum retirement benefit liabilities	104	673	(171)
Taxes on changes on minimum retirement benefit liability adjustments	2,538	(11,021)	6,478
	(3,787)	18,124	(10,801)
Total comprehensive earnings	$147,196	$172,780	$126,240

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	September 30,
	2014	2013
ASSETS		(a)
Current assets:
Cash and cash equivalents	$115,287	$48,556
Accounts receivable, less allowance for uncollectible amounts of $7,078 and $8,872, respectively	346,858	381,065
Inventories	451,944	431,744
Income taxes receivable	6,574	14,071
Deferred income tax assets	40,774	43,027
Other current assets	47,207	38,650
Total current assets	1,008,644	957,113
Property, plant and equipment, net	513,279	350,048
Goodwill	559,724	561,458
Intangible assets, net	254,772	288,775
Deferred income tax assets	6,292	13,926
Other assets	54,491	47,198
Total assets	$2,397,202	$2,218,518
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$100,000
Accounts payable	160,683	145,541
Income taxes payable	6,130	7,848
Deferred income tax liabilities	472	800
Accrued liabilities	172,731	161,741
Total current liabilities	340,016	415,930
Long-term debt, less current portion	710,000	450,000
Deferred income tax liabilities	85,031	104,533
Other liabilities	101,211	105,510
Total liabilities	1,236,258	1,075,973
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	112,491	101,147
Accumulated other comprehensive earnings (losses)	(3,533)	15,115
Deferred compensation	3,915	4,007
Retained earnings	1,338,468	1,193,887
	1,451,447	1,314,262
Treasury stock at cost, 7,397 shares and 4,883 shares, respectively	(286,588)	(167,710)
Treasury stock held for deferred compensation, at cost, 198 shares and 232 shares, respectively	(3,915)	(4,007)
Total stockholders' equity	1,160,944	1,142,545
Total liabilities and stockholders' equity	$2,397,202	$2,218,518
(a) Retrospectively adjusted as discussed in Note 4, Business acquisitions

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$165,844	$145,942	$141,589
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	77,353	74,233	68,617
Loss (gain) due to settlements or curtailments of postretirement plan (Note 17)	(7,539)	37	56
Impairment of long-lived asset held for sale (Note 9)	3,138	-	-
Net (gain) loss on sales of assets	166	(100)	16
Stock-based compensation	11,241	9,414	8,628
Excess tax benefits from stock-based compensation	(3,751)	(5,154)	(3,990)
Deferred income taxes	(6,704)	8,348	(3,730)
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	99	171	174
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	30,880	(9,774)	(59,061)
Inventories	(27,788)	(1,485)	(18,702)
Accounts payable and accrued liabilities	24,068	16,062	11,688
Current income taxes	9,378	(9,020)	7,594
Retirement benefit obligations, excluding settlements and curtailments	(2,788)	(15,974)	745
Other	(5,514)	9,892	(9,511)
Net cash provided by operating activities	268,083	222,592	144,113
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(207,106)	(141,600)	(64,900)
Proceeds from sale of assets	1,277	418	283
Business acquisitions, net of cash acquired	-	(198,860)	-
Net cash used in investing activities	(205,829)	(340,042)	(64,617)
Cash flows from financing activities:
Cash dividends paid	(21,263)	(21,866)	(21,351)
Proceeds from sales of treasury stock	9,772	8,370	6,286
Payments for repurchases of common stock	(141,488)	(45,754)	(44,110)
Excess tax benefits from stock compensation	3,751	5,154	3,990
Borrowings on revolving lines of credit and short-term borrowings	431,071	179,072	187,865
Payments on revolving lines of credit and short-term borrowings	(221,069)	(179,484)	(187,591)
Proceeds from issuance of long-term debt	250,000	200,000	-
Payments of long-term debt	(300,000)	(41,875)	(33,365)
Proceeds from cash flow hedge	-	507	-
Payments of debt financing costs	(1,297)	(1,651)	(2,185)
Net cash provided by (used in) financing activities	9,477	102,473	(90,461)
Effect of exchange rate changes on cash and cash equivalents	(5,000)	1,704	(1,745)
Net change in cash and cash equivalents	66,731	(13,273)	(12,710)
Cash and cash equivalents at beginning of period	48,556	61,829	74,539
Cash and cash equivalents at end of period	$115,287	$48,556	$61,829

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2011	-	72,960	(4,070)	(315)	$106	$81,453	$22,103	$(484)	$(17,993)	$3,626	$4,581	$949,573	$(115,661)	$(4,581)	$919,097
Net earnings	-	-	-	-	-	-	-	-	-	-	-	141,589	-	-	141,589
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(4,656)	108	(10,801)	(15,349)	-	-	-	-	(15,349)
Cash dividends	-	-	-	-	-	-	-	-	-	-	-	(21,351)	-	-	(21,351)
Purchases of treasury stock	-	-	(1,132)	-	-	-	-	-	-	-	-	-	(44,110)	-	(44,110)
Sales of treasury stock	-	-	454	-	-	(1,542)	-	-	-	-	-	-	7,720	-	6,178
Common shares issued from treasury stock for benefit plans	-	-	209	-	-	5,238	-	-	-	-	-	-	4,097	-	9,335
Tax benefit attributable to exercise of stock options	-	-	-	-	-	3,990	-	-	-	-	-	-	-	-	3,990
Stock-based compensation	-	-	-	-	-	8,628	-	-	-	-	-	-	-	-	8,628
Transfer of stock to deferred compensation plan	-	-	3	(3)	-	59	-	-	-	-	108	-	49	(108)	108
Purchase of stock by deferred compensation plan	-	-	-	(2)	-	-	-	-	-	-	93	-	-	(93)	-
Distribution of stock from deferred compensation plan	-	-	-	44	-	-	-	-	-	-	(438)	-	-	438	-
Balances as of September 30, 2012	-	72,960	(4,536)	(276)	$106	$97,826	$17,447	$(376)	$(28,794)	$(11,723)	$4,344	$1,069,811	$(147,905)	$(4,344)	$1,008,115

Net earnings	-	-	-	-	-	-	-	-	-	-	-	145,942	-	-	145,942
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	8,295	419	18,124	26,838	-	-	-	-	26,838
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(21,866)	-	-	(21,866)
Purchases of treasury stock	-	-	(1,395)	-	-	-	-	-	-	-	-	-	(51,846)	-	(51,846)
Sales of treasury stock	-	-	796	-	-	(13,194)	-	-	-	-	-	-	24,110	-	10,916
Common shares issued from treasury stock for benefit plans	-	-	250	-	-	1,923	-	-	-	-	-	-	7,857	-	9,780
Tax benefit attributable to exercise of stock options	-	-	-	-	-	5,154	-	-	-	-	-	-	-	-	5,154
Stock-based compensation	-	-	-	-	-	9,414	-	-	-	-	-	-	-	-	9,414
Transfer of stock to deferred compensation plan	-	-	2	(2)	-	24	-	-	-	-	97	-	74	(97)	98
Purchases of stock by deferred compensation plan	-	-	-	(2)	-	-	-	-	-	-	79	-	-	(79)	-
Distribution of stock from deferred compensation plan	-	-	-	48	-	-	-	-	-	-	(513)	-	-	513	-
Balances as of September 30, 2013	-	72,960	(4,883)	(232)	$106	$101,147	$25,742	$43	$(10,670)	$15,115	$4,007	$1,193,887	$(167,710)	$(4,007)	$1,142,545

Net earnings	-	-	-	-	-	-	-	-	-	-	-	165,844	-	-	165,844
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(14,923)	62	(3,787)	(18,648)	-	-	-	-	(18,648)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(21,263)	-	-	(21,263)
Purchases of treasury stock	-	-	(3,336)	-	-	-	-	-	-	-	-	-	(144,510)	-	(144,510)
Sales of treasury stock	-	-	562	-	-	(6,217)	-	-	-	-	-	-	17,276	-	11,059
Common shares issued from treasury stock for benefit plans	-	-	260	-	-	2,837	-	-	-	-	-	-	8,356	-	11,193
Tax benefit attributable to exercise of stock options	-	-	-	-	-	3,483	-	-	-	-	-	-	-	-	3,483
Stock-based compensation	-	-	-	-	-	11,241	-	-	-	-	-	-	-	-	11,241
Purchases of stock by deferred compensation plan	-	-	-	(8)	-	-	-	-	-	-	370	-	-	(370)	-
Distribution of stock from deferred compensation plan	-	-	-	42	-	-	-	-	-	-	(462)	-	-	462	-
Balances as of September 30, 2014	-	72,960	(7,397)	(198)	$106	$112,491	$10,819	$105	$(14,457)	$(3,533)	$3,915	$1,338,468	$(286,588)	$(3,915)	$1,160,944

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

Use of estimates:  The preparation of the Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, at the date of the financial statements and the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures.  Significant estimates include allowances for uncollectible amounts, net realizable value of inventories, customer rebates earned, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, and contingencies. Actual results could vary materially from Woodward’s estimates.

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

The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and certain of the assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies.  Selling, general, and administrative expenses include net foreign currency losses of $1,089 in fiscal year 2014, $2,738 in fiscal year 2013, and $480 in fiscal year 2012.

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

Net sales from service activities were less than 10% of total net sales for fiscal years 2014, 2013 and 2012.

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

Accounts receivable:  Almost all of Woodward’s sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced.  In the normal course of business, not all accounts receivable are collected and, therefore, an allowance for uncollectible amounts is provided equal to the amount that Woodward believes ultimately will not be collected.  In establishing the amount of the allowance, customer-specific information is considered related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, and current economic conditions. Accounts receivable losses are deducted from the allowance, and the related accounts receivable balances are written off when the receivables are deemed uncollectible.  Recoveries of accounts receivable previously written off are recognized when received.

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts from Chinese customers, in settlement of certain customer accounts receivable, bankers acceptance notes issued by creditworthy Chinese banks.  Bankers acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers acceptance note as of the maturity date.  The maturity date of bankers acceptance notes varies, but it is Woodward’s policy to only accept bankers acceptance notes with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a bankers acceptance note from a customer, such customer has no further obligation to pay Woodward for the related accounts receivable balance.  Woodward only accepts bankers acceptance notes issued by creditworthy banks as to which the credit risk associated with the bankers acceptance note is assessed to be minimal.

The composition of Woodward’s accounts receivable at September 30, 2014 and September 30, 2013 follows:

	September 30,	September 30,
	2014	2013
Accounts receivable from:
Customers	$291,584	$316,983
Other (Chinese financial institutions)	62,352	72,954
Allowance for uncollectible customer amounts	(7,078)	(8,872)
	$346,858	$381,065

Inventories:  Inventories are valued at the lower of cost or market, with cost being determined using methods that approximate a first-in, first-out basis.

Customer deposits are recorded against inventory when the right of offset exists.  There were no customer deposits included in inventory as of September 30, 2014 and 2013.  All other customer deposits are recorded in accrued liabilities.

Property, plant, and equipment:  Property, plant, and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets.  Assets are generally depreciated using the straight-line method.  Assets are tested for recoverability whenever events or circumstances indicate the carrying value may not be recoverable.

Estimated lives over which fixed assets are generally depreciated at September 30, 2014 were as follows:

Land improvements	3	-	40	years
Buildings and improvements	3	-	40	years
Leasehold improvements	1	-	25	years
Machinery and production equipment	3	-	15	years
Computer equipment and software	2	-	10	years
Office furniture and equipment	3	-	13	years
Other	3	-	13	years

Included in computer equipment and software are Woodward’s enterprise resource planning (“ERP”) systems, which have an estimated useful life of 10 years.  All other computer equipment and software is generally depreciated over three to five years.

Purchase accounting:    Business combinations are accounted for using the acquisition method of accounting.  Under the acquisition method, assets and liabilities, including intangible assets, are recorded at their fair values as of the acquisition date.  Acquisition costs in excess of amounts assigned to assets acquired and liabilities assumed are recorded as goodwill.

Goodwill:    Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, Woodward sometimes aggregates components of a single operating segment into a reporting unit, if appropriate.   The impairment tests consist of comparing the implied fair value of each reporting unit with its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.  There was no impairment charge recorded in fiscal years 2014, 2013, or 2012.

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

Estimated lives over which intangible assets are amortized at September 30, 2014 were as follows:

Customer relationships	9	-	30	years
Intellectual property	10	-	17	years
Process technology	8	-	30	years
Other	3	-	15	years

Impairment of long-lived assets:  Woodward reviews the carrying amount of its long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others.  If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying amount of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group.  If the recoverability test indicates that the carrying amount of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows.  Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.  There was an impairment charge of $3,138 recorded in fiscal year 2014 related to a write down to fair market value of assets held for sale.  There were no impairment charges recorded in fiscal years 2013 or 2012.

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

Financial instruments:  The Company’s financial instruments include cash and cash equivalents, investments in the deferred compensation program, notes receivable from municipalities, and debt.  Because of their short-term maturity, the carrying amount of cash and cash equivalents and short-term debt approximate fair value.  The fair value of investments in the deferred compensation program are adjusted to fair value based on the quoted market prices for the investments in the various mutual funds owned.  The fair value of the long-term notes from municipalities are estimated based on a model that discounts future principal and interest payments received at interest rates available to the Company at the end of the period for similarly rated municipality notes of similar maturity.  The fair value of long-term debt is estimated based on a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt with the same maturity.  Further information on the fair value of financial instruments can be found at Note 5, Financial instruments and fair value measurements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  The amendments (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition across entities, industries, jurisdictions, and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements, and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (fiscal year 2018 for Woodward), including interim periods within that reporting period.  Early adoption is not permitted.  An entity should adopt the amendments using one of the following methods: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  Woodward has not determined what transition method it will use and is currently assessing the impact that this guidance may have on its Consolidated Financial Statements.

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Year Ended September 30,
	2014	2013	2012
Numerator:
Net earnings	$165,844	$145,942	$141,589
Denominator:
Basic shares outstanding	66,432	68,392	68,880
Dilutive effect of stock options and restricted stock	1,344	1,210	1,427
Diluted shares outstanding	67,776	69,602	70,307
Income per common share:
Basic earnings per share	$2.50	$2.13	$2.06
Diluted earnings per share	$2.45	$2.10	$2.01

The following stock option grants were outstanding during the fiscal years ended September 30, 2014, 2013 and 2012, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended September 30,
	2014	2013	2012
Options	12	44	50
Weighted-average option price	$44.04	$40.21	$36.33

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Year Ended September 30,
	2014	2013	2012
Weighted-average treasury stock shares held for deferred compensation obligations	216	256	295

Note 4.  Business acquisitions

Woodward has recorded the acquisition described below using the acquisition method of accounting and, accordingly, has included the results of operations of the acquired business in its consolidated results as of the date of acquisition.    In accordance with authoritative accounting guidance for business combinations, the purchase price for the acquisition is allocated to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values.  The excess purchase price over the respective fair values of assets is recorded as goodwill.  Goodwill is not amortized under U.S. GAAP but is tested for impairment at least annually (See Note 10, Goodwill).

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

The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.”  Assets acquired and liabilities assumed in the transaction were allocated and recorded at their estimated acquisition date fair values using management’s best estimate based on available data.  Transaction costs associated with the acquisition were expensed as incurred.  The Company incurred transaction costs of $1,944 during the fiscal year ended September 30, 2013, which are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.  No additional transaction costs were incurred in the fiscal year ended September 30, 2014.

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

Net sales for the Duarte Business subsequent to the date it was acquired by Woodward were $145,998 for the fiscal year ended September 30, 2014 and $111,261 for the fiscal year ended September 30, 2013.  Earnings of the Duarte Business subsequent to the date it was acquired by Woodward for the fiscal year ended September 30, 2014 cannot be determined on a stand-alone basis due to the integration of the Duarte Business into Woodward’s Aerospace segment.  Earnings of the Duarte Business subsequent to the date it was acquired by Woodward for the fiscal year ended September 30, 2013 were slightly accretive to the consolidated net earnings of Woodward.  Due to the timing of the acquisition, there were no net sales or operating expenses from the Duarte Business included in the Consolidated Statements of Earnings for the three-months ended December 31, 2012.  Fiscal year 2014 includes a full year of Duarte Business operating results.

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

Prior to the acquisition of the Duarte Business,  the Duarte Business was a wholly owned business of the Seller, and as such was not a stand-alone entity for financial reporting purposes.  Accordingly, the historical operating results of the Duarte Business may not be indicative of the results that might have been achieved, historically or in the future, if the Duarte Business had been a stand-alone entity.  The unaudited pro forma results for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012 include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for depreciation expense for property, plant and equipment, adjustments for acquired performance obligations, transaction costs incurred, adjustments to interest expense, and related tax effects.

The unaudited pro forma results for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012, compared to the actual results reported in these Consolidated Financial Statements, follow:

	Year Ended September 30,
	2014		2013		2012
	As reported	Pro forma	As reported	Pro forma	As reported	Pro forma
Net sales	$2,001,240	$2,001,240	$1,935,976	$1,966,376	$1,865,627	$1,978,169
Net earnings	165,844	167,047	145,942	152,431	141,589	131,384
Earnings per share:
Basic earnings per share	$2.50	$2.51	$2.13	$2.23	$2.06	$1.91
Diluted earnings per share	2.45	2.46	2.10	2.19	2.01	1.87

Note 5.  Financial instruments and fair value measurements

Financial assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon a fair value hierarchy established by U.S. GAAP.

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of September 30, 2014 or September 30, 2013.

	At September 30, 2014				At September 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$92,590	$-	$-	$92,590	$35,839	$-	$-	$35,839
Investments in money market funds	11,210	-	-	11,210	2,950	-	-	2,950
Investments in reverse repurchase agreements	11,487	-	-	11,487	9,767	-	-	9,767
Equity securities	9,645	-	-	9,645	8,285	-	-	8,285
Total financial assets	$124,932	$-	$-	$124,932	$56,841	$-	$-	$56,841

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

Accounts receivable and accounts payable are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Consolidated Balance Sheets were as follows:

		At September 30, 2014		At September 30, 2013
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	15,988	15,228	6,718	8,114
Liabilities:
Long-term debt, including current portion	2	(752,513)	(710,000)	(588,297)	(550,000)

In fiscal years 2014 and 2013, Woodward received long-term notes from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 3.2% at September 30, 2014 and 4.3% at September 30, 2013.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term note were 3.2% at September 30, 2014 and 4.3% at September 30, 2013.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.4% as of September 30, 2014 and 2.0%  as September 30, 2013.

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

Other than the cash flow hedge discussed below, Woodward did not enter into any other derivatives or hedging transactions during the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012.

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

As of September 30, 2014, September 30, 2013 and September 30, 2012 there was no remaining unrecognized portion of the gain as it became fully amortized during the quarter ended December 31, 2011.

Derivatives in cash flow hedging relationships

In June 2013, in connection with Woodward’s expected refinancing of current maturities on its existing long-term debt, Woodward entered into a treasury lock agreement with a notional amount of $25,000 that qualified as a cash flow hedge under ASC Topic 815, “Derivatives and Hedging.”    The objective of this derivative instrument was to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven-year period related to the future interest payments on a portion of anticipated future debt issuances.  The treasury lock agreement was settled in August 2013 and the resulting gain of $507 is being recognized as a reduction of interest expense over a seven-year period.  The unrecognized portion of the gain is recorded in accumulated other comprehensive earnings, net of tax.

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

The remaining unrecognized gains and losses in Woodward’s Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses (“accumulated OCI”), were net gains of $170 as of September 30, 2014 and $71 as of September 30, 2013.

The following tables disclose the impact of derivative instruments on Woodward’s Consolidated Statements of Earnings:

		Year ended September 30, 2014
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$-	$-	$-
Cash flow hedging relationships	Interest expense	99	-	99
		$99	$-	$99

		Year ended September 30, 2013
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$-	$-	$-
Cash flow hedging relationships	Interest expense	171	(507)	171
		$171	$(507)	$171

		Year ended September 30, 2012
Derivatives in:	Location of (Gain) Loss Recognized in Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Fair value hedging relationships	Interest expense	$(3)	$-	$-
Cash flow hedging relationships	Interest expense	174	-	174
		$171	$-	$174

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of September 30, 2014, Woodward expects to reclassify $99 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 7.  Supplemental statement of cash flows information

	Year Ended September 30,
	2014	2013	2012
Interest paid, net of amounts capitalized	$27,922	$26,627	$25,665
Income taxes paid	66,477	52,355	52,705
Income tax refunds received	2,303	6,336	3,183
Non-cash activities:
Purchases of property, plant and equipment on account	13,437	5,345	6,065
Common shares issued from treasury for benefit plans (Note 17)	11,193	9,780	9,335
Notes receivable from municipalities for economic development incentives	6,596	8,114	-
Cashless exercise of stock options	1,286	2,645	-
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	1,736	3,447	-

Note 8.  Inventories

	September 30,	September 30,
	2014	2013
Raw materials	$60,442	$67,599
Work in progress	93,836	87,808
Component parts (1)	247,299	229,508
Finished goods	50,367	46,829
	$451,944	$431,744

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 9.  Property, plant, and equipment

	September 30,	September 30,
	2014	2013
Land and land improvements	$66,303	$57,562
Buildings and improvements	197,587	195,008
Leasehold improvements	20,026	18,924
Machinery and production equipment	326,403	305,692
Computer equipment and software	103,852	97,538
Office furniture and equipment	20,992	24,400
Other	18,839	14,197
Construction in progress	223,958	81,428
	977,960	794,749
Less accumulated depreciation	(464,681)	(444,701)
Property, plant and equipment, net	$513,279	$350,048

Included in “Land and land improvements” and “Buildings and improvements” at September 30, 2014 are held for sale assets of $2,465.  During the quarter ended September 30, 2014, Woodward recorded an impairment charge of $3,138, which is included in cost of goods sold in the Consolidated Statement of Earnings, related to the write down to fair market value of certain held for sale assets.

Woodward is developing a second campus in the greater-Rockford, Illinois area for its Aerospace segment in order to address the growth expected over the next ten years and beyond and to support a substantial number of recently awarded new system platforms, particularly on narrow-body aircraft. Included in construction in progress are $85,283 at September 30, 2014 and $15,691 at September 30, 2013, of costs associated with the construction of the second campus and new equipment purchases, including capitalized interest of $2,963 at September 30, 2014 and $444 at September 30, 2013.

Woodward is also developing a new campus at its corporate headquarters in Fort Collins, Colorado to support the continued growth of our Energy segment by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Included in construction in progress are $37,268 at September 30, 2014 and $10,514 at September 30, 2013,  of costs associated with the construction of the new campus, including capitalized interest of $2,392 at September 30, 2014 and $394 at September 30, 2013.

In addition, in September 2013, Woodward invested in a building site in Niles, Illinois.  Woodward is building a new facility on this site for its Aerospace segment and will relocate some of its operations currently residing in nearby Skokie, Illinois to this new facility.  Included in construction in progress are $55,629 at September 30, 2014 and $12,067 at September 30, 2013, of costs associated with the construction of the new facility, including capitalized interest of $1,688 at September 30, 2014 and $0 at September 30, 2013.

For the fiscal years ended September 30, 2014, 2013 and 2012, Woodward had depreciation expense of the following:

	Year Ended September 30,
	2014	2013	2012
Depreciation expense	$43,773	$37,254	$35,808

For the fiscal years ended September 30, 2014, 2013 and 2012, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Year Ended September 30,
	2014	2013	2012
Capitalized interest	$7,282	$1,215	$658

Note 10.  Goodwill

	September 30, 2013	Additions	Effects of Foreign Currency Translation	September 30, 2014
Aerospace	$455,107	$-	$316	$455,423
Energy	106,351	-	(2,050)	104,301
Consolidated	$561,458	$-	$(1,734)	$559,724

	September 30, 2012	Additions	Effects of Foreign Currency Translation	September 30, 2013
Aerospace	$356,773	$98,310	$23	$455,107
Energy	104,601	-	1,750	106,351
Consolidated	$461,374	$98,310	$1,773	$561,458

On December 28, 2012, Woodward completed the acquisition of the Duarte Business (Note 4, Business acquisitions), which resulted in the recognition of $98,310 in goodwill.  The operations of the Duarte Business have been integrated into Woodward’s Aerospace segment.

Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, Woodward aggregates components of a single operating segment into a reporting unit, if appropriate.  The impairment tests consist of comparing the implied fair value of each reporting unit with its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.

Woodward completed its annual goodwill impairment test as of July 31, 2014 during the quarter ended September 30, 2014.  At that date, Woodward determined it was appropriate to aggregate certain components of the same operating segment into a single aggregated reporting unit.  The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method.  This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates, and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a five or ten-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2014 impairment test were discounted using weighted-average cost of capital assumptions ranging from 8.93% to 11.04%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five or ten years of 4.20%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting unit’s resulting fair values utilizing a market multiple method.

The results of Woodward’s goodwill impairment tests performed as of July 31, 2014 indicated the estimated fair value of each reporting unit was substantially in excess of its carrying value, and accordingly, no impairment existed.

Note 11.  Other intangibles, net

	September 30, 2014			September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(97,281)	$184,944	$282,225	$(77,288)	$204,937
Energy	41,706	(32,032)	9,674	42,008	(29,711)	12,297
Total	$323,931	$(129,313)	$194,618	$324,233	$(106,999)	$217,234

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	19,954	(15,938)	4,016	20,218	(14,722)	5,496
Total	$19,954	$(15,938)	$4,016	$20,218	$(14,722)	$5,496

Process technology:
Aerospace	$76,605	$(31,719)	$44,886	$76,718	$(26,129)	$50,589
Energy	23,078	(13,141)	9,937	23,458	(11,699)	11,759
Total	$99,683	$(44,860)	$54,823	$100,176	$(37,828)	$62,348

Other intangibles:
Aerospace	$9,100	$(8,465)	$635	$47,351	$(44,572)	$2,779
Energy	1,519	(839)	680	2,631	(1,713)	918
Total	$10,619	$(9,304)	$1,315	$49,982	$(46,285)	$3,697

Total intangibles:
Aerospace	$367,930	$(137,465)	$230,465	$406,294	$(147,989)	$258,305
Energy	86,257	(61,950)	24,307	88,315	(57,845)	30,470
Consolidated Total	$454,187	$(199,415)	$254,772	$494,609	$(205,834)	$288,775

	Year Ended September 30,
	2014	2013	2012
Amortization expense	$33,580	$36,979	$32,809

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2015	$29,309
2016	27,606
2017	25,862
2018	25,035
2019	23,199
Thereafter	123,761
$254,772

Note 12.  Credit facilities, short-term borrowings and long-term debt

As of September 30, 2014, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

	Total availability	Outstanding letters of credit and guarantees	Outstanding borrowings	Remaining availability
Revolving credit facility	$600,000	$(5,408)	$(210,000)	$384,592
Foreign lines of credit and overdraft facilities	27,959	(86)	-	27,872
Foreign performance guarantee facilities	9,678	(443)	-	9,235
	$637,637	$(5,937)	$(210,000)	$421,699

Revolving credit facility

Woodward maintains a $600,000 revolving credit facility established under a revolving credit agreement between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $800,000, subject to lenders’ participation, and matures in July 2018.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  Under the Revolving Credit Agreement, there were $210,000 of borrowings outstanding as of September 30, 2014, at an effective interest rate of 1.21%, and no borrowings outstanding as of September 30, 2013.  As of September 30, 2014, the entire outstanding balance under the Revolving Credit Agreement was classified as long-term.

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

Short-term borrowings

A Chinese subsidiary of Woodward has a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at September 30, 2014 and September 30, 2013.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of September 30, 2014 and September 30, 2013 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt

Long-term debt consisted of the following:

	September 30,	September 30,
	2014	2013
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due July 2018, unsecured	$210,000	$-
Series B notes – 5.63%, due October 2013; unsecured	-	100,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	-
Series H notes – 4.03%, due November 2023; unsecured	25,000	-
Series I notes – 4.18%, due November 2025; unsecured	25,000	-
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	-
Series K notes – 4.03%, due November 2023; unsecured	50,000	-
Series L notes – 4.18%, due November 2025; unsecured	50,000	-
Long-term borrowings under Line of Credit - Variable rate of 1.06% at September 30, 2013; unsecured	-	200,000
Total debt	710,000	550,000
Less: current portion of long-term debt	-	(100,000)
Long-term debt, excluding current portion	$710,000	$450,000

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

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of September 30, 2014, the Series J Notes bore interest at an effective rate of 1.49%.

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

On October 1, 2013, Woodward also entered into amendments to the 2008 Note Purchase Agreement and 2009 Note Purchase Agreement that, among other things, conformed certain of the affirmative and negative covenants in the 2008 Note Purchase Agreement and the 2009 Note Purchase Agreement, respectively, to the corresponding covenant provisions in the 2013 Note Purchase Agreement.

The Note Purchase Agreements contain restrictive covenants customary for such financings, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell Woodward’s assets, merge or consolidate with other persons and enter into material transactions with affiliates.  Under the financial covenants contained in the Note Purchase Agreements, Woodward’s priority debt may not exceed, at any time, 25% of its consolidated net worth.  Woodward’s Leverage Ratio cannot exceed 4.0 to 1.0 during any material acquisition period, or 3.5 to 1.0 at any other time on a rolling four quarter basis. In the event that Woodward’s Leverage Ratio exceeds 3.5 to 1.0 during any material acquisition period, the interest rate on each series of Notes will increase.  Further, Woodward’s consolidated net worth must at all times equal or exceed $800,000 plus 50% of Woodward’s consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2014.  The Note Purchase Agreements also contain customary events of default, including certain cross-default provisions related to Woodward’s other outstanding debt arrangements in excess of $60,000, the occurrence of which would permit the holders of the respective Notes to accelerate the amounts due.

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

Required future principal payments of the Notes as of September 30, 2014 are as follows:

Year Ending September 30:
2015	$-
2016	107,000
2017	-
2018	-
2019	143,000
Thereafter	250,000
$500,000

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

Certain financial and other covenants under Woodward's debt agreements contain customary restrictions on the operation of its business.  In the event of non-compliance with these covenants, certain additional restrictions might apply, including restrictions on the Company's ability to pay dividends or make distributions on its capital stock.    Management believes that Woodward was in compliance with the covenants under the long-term debt agreements at September 30, 2014.

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

Woodward classified the $200,000 outstanding on the Line of Credit as long-term as of September 30, 2013 based on its intention to refinance in fiscal year 2014.

Debt Issuance Costs

In connection with the 2013 Note Purchase Agreement, in fiscal year 2014, Woodward incurred $1,297 in financing costs, which are deferred and will be amortized using the straight-line method over the life of the agreement.

In connection with the Revolving Credit Agreement, in fiscal year 2013, Woodward incurred $1,651 in financing costs, which are deferred and will be amortized using the straight-line method over the life of the agreement.  Woodward also had remaining $1,529 of deferred financing costs incurred in connection with its prior revolving credit facility, which have been combined with the financing costs associated with the Revolving Credit Agreement and are being amortized using the straight-line method over the life of the Revolving Credit Agreement.

Amounts recognized as interest expense from the amortization of debt issuance costs were $1,014 in fiscal year 2014, $1,045 in fiscal year 2013, and $1,074 in fiscal year 2012.  Woodward had $4,276 of unamortized debt issuance costs as of September 30, 2014 and $3,869 of unamortized debt issuance costs as of September 30, 2013.  Amortization of debt issuance costs is included in operating activities in the Consolidated Statements of Cash Flows.

Note 13.  Accrued liabilities

	At September 30,
	2014	2013
Salaries and other member benefits	$95,031	$66,212
Warranties	16,916	15,224
Interest payable	12,487	11,437
Current portion of acquired performance obligations and unfavorable contracts (1)	16,432	23,977
Accrued retirement benefits	2,286	2,276
Deferred revenues	6,108	6,304
Taxes, other than income	8,557	6,504
Other	14,914	29,807
	$172,731	$161,741
(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.

Warranties

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements.  Accruals are established for specifically identified warranty issues that are probable to result in future costs.  Warranty costs are accrued on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.  Changes in accrued product warranties for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012 were as follows:

	At September 30,
	2014	2013	2012
Warranties, beginning of period	$15,224	$15,742	$14,083
Expense	10,700	12,037	14,543
Increases due to acquisition of Duarte Business	-	157	-
Reductions for settling warranties	(8,448)	(13,051)	(12,587)
Foreign currency exchange rate changes	(560)	339	(297)
Warranties, end of period	$16,916	$15,224	$15,742

Note 14.  Other liabilities

	At September 30,
	2014	2013
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$38,850	$39,956
Total unrecognized tax benefits, net of offsetting adjustments	14,707	20,343
Acquired performance obligations and unfavorable contracts (1)	12,792	23,951
Deferred economic incentives (2)	18,408	8,266
Other	16,454	12,994
	$101,211	$105,510
(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Business acquisitions.
(2)

Woodward receives certain economic incentives from various state and local taxing authorities not included in income tax expense related to capital expansion projects.  Such amounts are initially recorded as deferred credits and will be recognized as a reduction to expense over the economic lives of the related capital expansion projects.

Note 15.  Other (income) expense, net

	Year Ended September 30,
	2014	2013	2012
Net (gain) loss on sale of assets	$166	$(100)	$16
Rent income	(565)	(555)	(504)
Net gain on investments in deferred compensation program	(794)	(946)	(1,052)
Other	(107)	(21)	(40)
	$(1,300)	$(1,622)	$(1,580)

Note 16.  Income taxes

Income taxes consisted of the following:

	Year Ended September 30,
	2014	2013	2012
Current:
Federal	$48,327	$29,438	$47,862
State	5,752	4,760	4,452
Foreign	16,594	10,612	11,594
Deferred:
Federal	(4,378)	13,904	(9,632)
State	(2,966)	885	(200)
Foreign	(1,929)	(5,970)	2,142
	$61,400	$53,629	$56,218

Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2014	2013	2012
United States	$148,837	$148,604	$146,535
Other countries	78,407	50,967	51,272
	$227,244	$199,571	$197,807

Significant components of deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	At September 30,
	2014	2013
Deferred tax assets:
Defined benefit plans, Other postretirement	$10,762	$10,563
Foreign net operating loss carryforwards	5,552	7,058
Inventory	21,608	16,944
Deferred and stock-based compensation	24,987	18,657
Defined benefit pension	227	866
Other reserves	10,513	9,055
Credits and incentives	8,178	8,046
Other	11,422	10,584
Valuation allowance	(9,486)	(11,783)
Total deferred tax assets, net of valuation allowance	83,763	69,990
Deferred tax liabilities:
Goodwill and intangibles - net	(96,493)	(97,804)
Property, plant and equipment	(18,288)	(17,175)
Other	(7,419)	(3,391)
Total deferred tax liabilities	(122,200)	(118,370)
Net deferred tax liabilities	$(38,437)	$(48,380)

Woodward has recorded a net operating loss (“NOL”) deferred tax asset of $5,552 as of September 30, 2014 and $7,058 as of September 30, 2013.  A portion of these carryforwards will expire by 2020 and are currently offset by a valuation allowance, while the remaining portion has an indefinite carryforward period and has no valuation allowance against it.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Both positive and negative evidence are considered in forming Woodward’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified.  Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment.  The change in the valuation allowance was primarily the result of current year earnings in a wholly owned subsidiary that had net operating losses subject to a full valuation allowance, and a change in judgment about the utilization of tax credits in various jurisdictions.

At September 30, 2014, Woodward has not provided for taxes on undistributed foreign earnings of $253,797 that it considered indefinitely reinvested.  These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward or any of Woodward’s subsidiaries located in the United States, or if Woodward sells its stock in the foreign subsidiaries.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

The following is a reconciliation of the U.S. Federal statutory tax rate of 35 percent to Woodward’s effective income tax rate:

	Year Ending September 30,
Percent of pretax earnings	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3	1.8	1.6
Taxes on international activities	(3.7)	(1.7)	(3.3)
Research credit	(0.7)	(3.1)	(0.8)
Retroactive extension of research credit	-	(2.5)	-
Domestic production activities deduction	(1.3)	(2.0)	(1.9)
Adjustments of prior period tax items	(2.9)	(0.6)	(1.5)
Other items, net	(0.7)	-	(0.7)
Effective tax rate	27.0%	26.9%	28.4%

In determining the tax amounts in Woodward’s financial statements, estimates are sometimes used that are subsequently adjusted in the actual filing of tax returns or by updated calculations.  In addition, we occasionally have resolutions of tax items with tax authorities related to prior years due to the conclusion of audits and the lapse of applicable statutes of limitations.   Such adjustments are included in the “Adjustments of prior period tax items” line in the above table.  The majority of the fiscal year 2014 adjustments are related to the conclusion of audits, effective settlement, and lapse of applicable statutes of limitations in various tax jurisdictions.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) was enacted, which retroactively extended the U.S. research and experimentation tax credit through December 31, 2013.  As a result, income taxes for the year ended September 30, 2013 included a net expense reduction related to the retroactive impact from the last three quarters of fiscal year 2012 of the U.S. research and experimentation tax credit pursuant to the Taxpayer Relief Act.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

	Year Ending September 30,
	2014	2013	2012
Beginning balance	$22,694	$18,069	$16,931
Additions to current year tax positions	8,830	5,587	1,444
Reductions to prior year tax positions	(9,684)	-	(169)
Additions to prior year tax positions	1,844	1,079	-
Lapse of applicable statute of limitations	(997)	(2,041)	(137)
Ending balance	$22,687	$22,694	$18,069

Included in the balance of unrecognized tax benefits are $12,807 as of September 30, 2014 and $17,838 as of September 30, 2013 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $114 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of $1,158 as of September 30, 2014 and $2,066 as of September 30, 2013.

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  In the second quarter of fiscal years 2014, 2013, and 2012, Woodward fulfilled the annual Woodward stock contribution using shares held in treasury stock by issuing 260 shares of common stock for a total value of $11,193 in fiscal year 2014, 250 shares of common stock for a total value of $9,780 in fiscal year 2013, and 209 shares of common stock for a total value of $9,335 in fiscal year 2012.  The Woodward Retirement Savings Plan held 5,176 shares of Woodward stock as of September 30, 2014 and 5,681 shares as of September 30, 2013.

The amount of expense associated with defined contribution plans was as follows:

	Year Ended September 30,
	2014	2013	2012
Company costs	$24,921	$20,012	$18,296

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired employees in the United States, the United Kingdom, and Japan.  During the fourth quarter of fiscal year 2014, a defined benefit pension plan for certain employees in California was amended.  The amendment froze the benefits of certain members and resulted in a curtailment gain in the U.S.  During the third quarter of fiscal year 2014, Woodward terminated it defined benefit pension plan in Switzerland due to workforce reductions related to the closure of Woodward’s Swiss facility in connection with the realignment of the renewable power business that occurred in the third quarter of fiscal year 2013.  Woodward also provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits.  Postretirement medical benefits are provided to certain current and retired employees and their covered dependants and beneficiaries in the United States and the United Kingdom.  Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current employees.  A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

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

Pension plans

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	2014	2013	2012
United States:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	4.40%	5.15%	4.10%
Rate of compensation increase	3.50	3.50	3.50
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	5.15	4.10	5.55
Rate of compensation increase	3.50	3.50	4.00
Long-term rate of return on plan assets	7.62	7.59	7.89
United Kingdom:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	4.10%	4.50%	4.60%
Rate of compensation increase	3.50	3.50	3.90
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	4.50	4.60	5.10
Rate of compensation increase	3.50	3.90	4.30
Long-term rate of return on plan assets	5.50	5.50	6.00
Japan:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	1.10%	1.25%	1.50%
Rate of compensation increase	2.00	2.00	2.00
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	1.25	1.50	1.50
Rate of compensation increase	2.00	2.00	2.00
Long-term rate of return on plan assets	3.00	2.80	2.80
Switzerland:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	n/a	2.25%	1.75%
Rate of compensation increase	n/a	2.00	2.00
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	2.25	1.75	2.50
Rate of compensation increase	2.00	2.00	2.00
Long-term rate of return on plan assets	2.25	1.75	2.50

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In the United States, Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding.    In the United Kingdom and Japan, Woodward used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable, AA-rated bonds for each jurisdiction.    In Switzerland, Woodward used high quality swap rates plus a credit spread of 0.20% in fiscal year 2013 and 0.46% in fiscal year 2012, as high quality swaps are available in Switzerland at various durations and trade at higher volumes than bonds.  Woodward’s assumed rate in Switzerland  did not differ significantly from this benchmark.

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

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	United States			Other Countries			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$3,516	$4,608	$3,530	$988	$1,052	$1,136	$4,504	$5,660	$4,666
Interest cost	6,382	5,569	5,816	2,410	2,113	2,280	8,792	7,682	8,096
Expected return on plan assets	(9,813)	(8,183)	(7,008)	(3,070)	(2,610)	(2,584)	(12,883)	(10,793)	(9,592)
Amortization of:
Net (gains) losses	330	1,374	524	655	465	665	985	1,839	1,189
Net prior service (benefit) cost	97	75	75	(4)	(8)	(9)	93	67	66
Settlement costs	-	-	-	-	37	56	-	37	56
Curtailment (benefits)	(6,624)	-	-	(915)	-	-	(7,539)	-	-
Net periodic (benefit) cost	$(6,112)	$3,443	$2,937	$64	$1,049	$1,544	$(6,048)	$4,492	$4,481

The curtailment gain in “United States” in the year ended September 30, 2014 pertained to amendments made to one of Woodward’s plans that resulted in a freeze to the benefits of certain U.S. employees in California.

The curtailment gain in “Other Countries” in the year ended September 30, 2014 pertained to workforce reductions related to the closure of Woodward’s Swiss facility in connection with the realignment of the renewable power business that occurred in the third quarter of fiscal year 2013.

Settlement costs were expensed in fiscal years 2013 and 2012 as a result of normal attrition among participants in the Company's defined benefit plan in Switzerland.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$126,532	$137,639	$63,891	$60,837	$190,423	$198,476
Service cost	3,516	4,608	988	1,052	4,504	5,660
Interest cost	6,382	5,569	2,410	2,113	8,792	7,682
Net actuarial (gains) losses	12,446	(18,165)	3,015	5,550	15,461	(12,615)
Contribution by participants	-	12	91	241	91	253
Benefits paid	(3,732)	(3,131)	(2,318)	(2,605)	(6,050)	(5,736)
Amounts paid by Company for Pension Protection Fund levy	-	-	(13)	(2)	(13)	(2)
Plan amendments	3,355	-	-	-	3,355	-
Settlements	-	-	(1,985)	(406)	(1,985)	(406)
Curtailments	(10,759)	-	(1,499)	(271)	(12,258)	(271)
Foreign currency exchange rate changes	-	-	(1,045)	(2,618)	(1,045)	(2,618)
Projected benefit obligation at end of year	$137,740	$126,532	$63,535	$63,891	$201,275	$190,423

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$129,518	$105,966	$60,657	$55,537	$190,175	$161,503
Actual return on plan assets	15,764	10,621	5,212	6,541	20,976	17,162
Contributions by the company	540	16,050	2,422	3,187	2,962	19,237
Contributions by plan participants	-	12	91	241	91	253
Benefits paid	(3,732)	(3,131)	(2,318)	(2,605)	(6,050)	(5,736)
Settlements	-	-	(1,985)	(406)	(1,985)	(406)
Foreign currency exchange rate changes	-	-	(1,008)	(1,838)	(1,008)	(1,838)
Fair value of plan assets at end of year	$142,090	$129,518	$63,071	$60,657	$205,161	$190,175
Net over/(under)funded status at end of year	$4,350	$2,986	$(464)	$(3,234)	$3,886	$(248)

At September 30, 2014, the Company’s defined benefit pension plans in the United Kingdom represented $52,710 of the total projected benefit obligation and in Japan represented $10,825 of the total projected benefit obligation.  At September 30, 2014, the United Kingdom represented $52,260 of the total fair value of plan assets and Japan represented $10,811 of the total fair value of plan assets.

The accumulated benefit obligations of the Company’s defined benefit pension plans in the United States was $137,423  and in Other Countries was $61,041 at September 30, 2014, and in the United States was $116,061 and in Other Countries was $60,701 at September 30, 2013.

	Plans with accumulated benefit obligation in excess of plan assets		Plans with accumulated benefit obligation less than plan assets
	At September 30,		At September 30,
	2014	2013	2014	2013
Projected benefit obligation	$(25,955)	$(38,473)	$(175,320)	$(151,950)
Accumulated benefit obligation	(25,955)	(36,739)	(172,509)	(140,023)
Fair value of plan assets	24,671	34,717	180,490	155,458

The following tables provide the amounts recognized in the statement of financial position and accumulated comprehensive income for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Amounts recognized in statement of financial position consist of:
Other non-current assets	$5,634	$4,154	$-	$-	$5,634	$4,154
Other non-current liabilities	(1,284)	(1,168)	(464)	(3,234)	(1,748)	(4,402)
Net over/(under)funded status at end of year	$4,350	$2,986	$(464)	$(3,234)	$3,886	$(248)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service (benefit) cost	$4,624	$1,367	$-	$(4)	$4,624	$1,363
Unrecognized net (gains) losses	9,867	7,841	11,902	12,371	21,769	20,212
Total amounts recognized	14,491	9,208	11,902	12,367	26,393	21,575
Deferred taxes	(5,527)	(3,499)	(4,131)	(4,203)	(9,658)	(7,702)
Amounts recognized in accumulated other comprehensive income	$8,964	$5,709	$7,771	$8,164	$16,735	$13,873

Other changes in plan assets and benefit obligations recorded in accumulated other comprehensive income were as follows:

	Year Ended September 30,
	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Net (gain) loss	$(4,269)	$(20,604)	$(622)	$1,349	$(4,891)	$(19,255)
Prior service cost	3,355	-	-	-	3,355	$-
Loss (gain) due to settlement or curtailment arising during the period	6,624	-	915	(36)	7,539	(36)
Amortization of:
Net gains (losses)	(330)	(1,374)	(655)	(464)	(985)	(1,838)
Prior service benefit (cost)	(97)	(75)	4	7	(93)	(68)
Foreign currency exchange rate changes	-	-	(107)	(673)	(107)	(673)
Total recorded in accumulated other comprehensive loss (income)	$5,283	$(22,053)	$(465)	$183	$4,818	$(21,870)

The amounts expected to be amortized from Accumulated Other Comprehensive Income and reported as a component of net periodic benefit cost during fiscal year 2015 are as follows:

	United States	Other Countries	Total
Prior service (benefit) cost	$383	$-	$383
Net actuarial (gains) losses	396	466	862

Pension benefit payments are made from the assets of the pension plans.  Using foreign exchange rates as of September 30, 2014 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

Year Ending September 30,	United States	Other Countries	Total
2015	$4,760	$2,353	$7,113
2016	5,291	2,363	7,654
2017	5,897	2,554	8,451
2018	6,520	2,574	9,094
2019	7,154	3,036	10,190
2020 – 2024	43,682	14,756	58,438

Woodward expects its pension plan contributions in fiscal year 2015 will be $21 in the United States, $1,507 in the United Kingdom, and $1,045 in Japan.

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

The assets of the U.S. plans are invested in actively managed mutual funds.  The assets of the plan in Japan and the plan in the United Kingdom are invested in actively managed pooled investment funds.  Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan, which mirrors a specific asset class within the associated target allocation.  The assets of the plan in Switzerland were insured through an insurance contract that guaranteed a federally mandated annual rate of return.  Pension plan assets at September 30, 2014 and 2013 do not include any direct investment in Woodward’s common stock.

The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans.  The actual allocations of pension plan assets and target allocation ranges by asset class, are as follows:

	At September 30,
	2014				2013
	Percentage of Plan Assets	Target Allocation Ranges			Percentage of Plan Assets	Target Allocation Ranges
United States:
Asset Class
Equity Securities	60.0%	40.7%	-	80.7%	61.7%	40.7%	-	80.7%
Debt Securities	39.8%	29.3%	-	49.3%	38.1%	29.3%	-	49.3%
Other	0.2%	0.0%			0.2%	0.0%
	100.0%				100.0%
United Kingdom:
Asset Class
Equity Securities	48.2%	40.0%	-	70.0%	48.4%	40.0%	-	70.0%
Debt Securities	51.7%	35.0%	-	65.0%	51.5%	35.0%	-	65.0%
Other	0.1%	0.0%			0.1%	0.0%
	100.0%				100.0%
Japan:
Asset Class
Equity Securities	40.7%	36.0%	-	44.0%	41.3%	36.0%	-	44.0%
Debt Securities	58.4%	55.0%	-	63.0%	57.8%	55.0%	-	63.0%
Other	0.9%	0.0%	-	2.0%	0.9%	0.0%	-	2.0%
	100.0%				100.0%
Switzerland:
Asset Class
Equity Securities	n/a	n/a			0.0%	0.0%
Debt Securities	n/a	n/a			0.0%	0.0%
Other	n/a	n/a			100.0%	100.0%
					100.0%

Actual allocations to each asset class can vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.

The following table presents Woodward’s pension plan assets using the fair value hierarchy established by U.S. GAAP as of September 30, 2014.

	At September 30, 2014
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$316	$168	$-	$-	$-	$-	$484
Mutual funds:
U.S. corporate bond fund	56,559	-	-	-	-	-	56,559
U.S. equity large cap fund	49,220	-	-	-	-	-	49,220
International equity large cap growth fund	35,995	-	-	-	-	-	35,995
Pooled funds:
Japanese equity securities	-	-	-	2,330	-	-	2,330
International equity securities	-	-	-	2,067	-	-	2,067
Japanese fixed income securities	-	-	-	4,676	-	-	4,676
International fixed income securities	-	-	-	1,638	-	-	1,638
Global target return equity/bond fund	-	-	-	12,327	-	-	12,327
Index linked U.K. equity fund	-	-	-	6,240	-	-	6,240
Index linked international equity fund	-	-	-	6,593	-	-	6,593
Index linked U.K. corporate bonds fund	-	-	-	16,897	-	-	16,897
Index linked U.K. government securities fund	-	-	-	4,566	-	-	4,566
Index linked U.K. long-term government securities fund	-	-	-	5,569	-	-	5,569
Total assets	$142,090	$168	$-	$62,903	$-	$-	$205,161

	At September 30, 2013
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$273	$149	$-	$-	$-	$-	$422
Mutual funds:
U.S. corporate bond fund	49,328	-	-	-	-	-	49,328
U.S. equity large cap fund	44,140	-	-	-	-	-	44,140
International equity large cap growth fund	35,777	-	-	-	-	-	35,777
Pooled funds:
Japanese equity securities	-	-	-	2,269	-	-	2,269
International equity securities	-	-	-	1,989	-	-	1,989
Japanese fixed income securities	-	-	-	4,414	-	-	4,414
International fixed income securities	-	-	-	1,535	-	-	1,535
Global target return equity/bond fund	-	-	-	11,324	-	-	11,324
Index linked U.K. equity fund	-	-	-	6,060	-	-	6,060
Index linked international equity fund	-	-	-	6,047	-	-	6,047
Index linked U.K. corporate bonds fund	-	-	-	15,810	-	-	15,810
Index linked U.K. government securities fund	-	-	-	4,176	-	-	4,176
Index linked U.K. long-term government securities fund	-	-	-	4,908	-	-	4,908
Insurance backed assets:
Insurance backed assets	-	-	-	-	-	1,976	1,976
Total assets	$129,518	$149	$-	$58,532	$-	$1,976	$190,175

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

Pension assets invested in insurance backed assets:  A reputable Swiss insurer insured the assets of the Company’s Swiss pension plan.  The insurance contract guaranteed a federally mandated annual rate of return.  The value of the plan assets was effectively the value of the insurance contract.  The performance of the underlying assets held by the insurance company had no direct impact on the surrender value of the insurance contract.  The insurance backed assets were not traded and therefore had no active market.

There were no transfers into or out of Level 3 assets in fiscal years 2014 or 2013.

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

The postretirement medical benefit plans, other than the plan assumed in an acquisition in fiscal year 2009, were frozen in fiscal year 2006 and no additional employees may participate in the plans.  Generally, employees who had attained age 55 and had rendered 10 or more years of service before the plans were frozen were eligible for these postretirement medical benefits.

Certain participating retirees are required to contribute to the plans in order to maintain coverage.  The plans provide postretirement medical benefits for approximately 900 retired employees and their covered dependants and beneficiaries and may provide future benefits to approximately 45 active employees and their covered dependants and beneficiaries, upon retirement, if the employees elect to participate.  All the postretirement medical plans are fully insured for retirees who have attained age 65.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	2014	2013	2012
Weighted-average discount rate used to determine benefit obligation at September 30	4.40%	5.14%	4.11%
Weighted-average discount rate used to determine net periodic benefit cost for years ended September 30	5.14	4.11	5.54

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In the United States, Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding.    In the United Kingdom Woodward used cash flow matching to develop a single rate equivalent for a theoretical portfolio of non-callable, AA-rated bonds.

Assumed healthcare cost trend rates at September 30, were as follows:

	2014	2013
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2022

Healthcare costs have generally trended upward in recent years, sometimes by amounts greater than 5%.  Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on projected fiscal year 2015 service and interest cost	$121	$(106)
Effect on accumulated postretirement benefit obligation at September 30, 2014	2,658	(2,336)

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	2014	2013	2012
Service cost	$47	$71	$70
Interest cost	1,432	1,244	1,798
Amortization of:
Net (gains) losses	(200)	(68)	91
Net prior service (benefit) cost	(158)	(158)	(550)
Net periodic (benefit) cost	$1,121	$1,089	$1,409

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits for the fiscal years ended September 30:

	Year Ended September 30,
	2014	2013
Changes in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$28,996	$37,550
Service cost	47	71
Interest cost	1,432	1,244
Premiums paid by plan participants	1,843	1,837
Net actuarial (gains) losses	1,145	(7,501)
Benefits paid	(4,243)	(4,206)
Foreign currency exchange rate changes	5	1
Accumulated postretirement benefit obligation at end of year	$29,225	$28,996
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$-	$-
Contributions by the company	2,400	2,369
Premiums paid by plan participants	1,843	1,837
Benefits paid	(4,243)	(4,206)
Fair value of plan assets at end of year	$-	$-
Funded status at end of year	$(29,225)	$(28,996)

The Company’s postretirement medical plan in the United Kingdom represents $438 of the total benefit obligation at September 30, 2014.  The Company paid $10 in medical benefits to participants of the United Kingdom postretirement medical plan in fiscal year 2014.

The following tables provide the amounts recognized in the statement of financial position and accumulated comprehensive loss (income) for the postretirement plans:

	Year Ended September 30,
	2014	2013
Amounts recognized in statement of financial position consist of:
Accrued liabilities	$(2,262)	$(2,231)
Other non-current liabilities	(26,963)	(26,765)
Funded status at end of year	$(29,225)	$(28,996)

Amounts recognized in accumulated other comprehensive loss (income) consist of:
Unrecognized net prior service (benefit) cost	$(635)	$(794)
Unrecognized net (gains) losses	(3,031)	(4,379)
Total amounts recognized	(3,666)	(5,173)
Deferred taxes	1,388	1,970
Amounts recognized in accumulated other comprehensive loss (income)	$(2,278)	$(3,203)

Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2014 or September 30, 2013.

The accumulated benefit obligations of the Company’s postretirement plans were $29,225 at September 30, 2014 and $28,996 at September 30, 2013.

Other changes in plan assets and benefit obligations recorded in accumulated other comprehensive income were as follows:

	Year Ended September 30,
	2014	2013
Net (gain) loss	$1,145	$(7,501)
Amortization of:
Net gains (losses)	200	68
Prior service benefit (cost)	159	158
Foreign currency exchange rate changes	3	-
Total recorded in accumulated other comprehensive loss (income)	$1,507	$(7,275)

Using foreign currency exchange rates as of September 30, 2014 and expected future service, it is anticipated that the future Company contributions to pay benefits, excluding participate contributions, will be as follows:

Year Ending September 30,
2015	$3,778
2016	3,802
2017	3,760
2018	3,715
2019	3,686
2020 – 2024	17,264

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Year Ended September 30,
	2014	2013	2012
Company contributions	$728	$797	$792

The plan in the Netherlands is a quasi-mandatory plan that covers all of Woodward’s employees in the Netherlands and is part of the Dutch national pension system.

The Company may elect to withdraw from its multiemployer plan in Japan, although it has no plans to do so. If the Company elects to withdraw from the Japanese plan, it would incur a one-time contribution cost of between $500 and $1,500.  Changes in Japanese regulations could trigger reorganization of or abolishment of the Japanese multiemployer plan, which could impact future funding levels.

Note 18.  Stockholders’ equity

Common Stock

Holders of Woodward’s common stock are entitled to receive dividends when and as declared by the Board of Directors and have the right to one vote per share on all matters requiring stockholder approval.

Dividends declared and paid during the 2014, 2013 and 2012 fiscal years were:

	Year Ended September 30,
	2014	2013	2012
Dividends declared and paid	$21,263	$21,866	$21,351
Dividend per share amount	0.32	0.32	0.31

Stock Repurchase Program

In July 2010, the Board of Directors authorized the repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that ended in July 2013 (the “2010 Authorization”).  Under the 2010 Authorization, Woodward purchased a total of 1,233 shares of its common stock with an aggregate purchase price of $45,754 in fiscal year 2013 and 1,132 shares of its common stock with an aggregate purchase price of $44,110 in fiscal year 2012.

On July 24, 2013, Woodward’s Board of Directors approved a new stock repurchase plan, that replaced the 2010 Authorization, that authorizes the repurchase of up to $200,000 of its outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in July 2016 (the “2013 Authorization”).  In fiscal year 2014, Woodward purchased a total of 3,272 shares of its common stock with an aggregate purchase price of $141,488 under the 2013 Authorization.

Stock-based compensation

Non-qualified stock option awards and restricted stock awards are granted to key management members and directors of the Company.  The grant date for these awards is used for the measurement date.  Vesting would be accelerated in the event of retirement, disability, or death of a participant, or change in control of the Company, as defined in the individual stock option agreements.  These awards are valued as of the measurement date and are amortized on a straight-line basis over the requisite vesting period for all awards, including awards with graded vesting.  Stock for exercised stock options and for restricted stock awards is issued from treasury stock shares.

Provisions governing the outstanding awards are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  The 2006 Plan was approved by stockholders and became effective on January 25, 2006.  No further grants will be made under the 2002 Plan.  The 2006 Plan made 7,410 shares of Woodward’s common stock available for grants made on or after January 25, 2006, to members and directors of the Company, subject to annual award limits as specified in the 2006 Plan.  There were 2,455 shares of Woodward’s common stock available for future grants as of September 30, 2014.

Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2014	2013	2012
Employee stock-based compensation expense	$11,241	$9,414	$8,628

Stock options

The 2006 Plan provides for the grant of up to 7,410 shares of Woodward’s common stock, including in the form of stock options, to its employees and directors.  Woodward believes that these stock options align the interests of its employees and directors with those of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, a  ten-year term, and generally a  four-year vesting schedule at a rate of 25% per year.

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

	Year Ended September 30,
	2014			2013			2012
Expected term (years)	5.8	-	8.6	5.8	-	8.6	5.9	-	8.5
Estimated volatility	38.5%			48.7%	-	54.9%	48.9%	-	55.6%
Estimated dividend yield	0.8%			0.8%	-	1.0%	0.7%	-	1.1%
Risk-free interest rate	1.7%	-	2.5%	0.8%	-	1.3%	0.8%	-	1.6%

The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2014	2013	2012
Weighted-average grant date fair value of options	$15.63	$15.84	$12.14

The following is a summary of the activity for stock option awards during the fiscal year ended September 30, 2014:

	Number	Weighted-Average Exercise Price
Balance at September 30, 2013	4,423	$25.06
Options granted	694	40.99
Options exercised	(562)	19.67
Options forfeited	(54)	34.06
Balance at September 30, 2014	4,501	28.08

Exercise prices of stock options outstanding as of September 30, 2014 range from $11.86 to $44.54.

Changes in non-vested stock options during the fiscal year ended September 30, 2014 were as follows:

	Number	Weighted-Average Exercise Price
Balance at September 30, 2013	1,737	$29.97
Options granted	694	40.99
Options vested	(698)	28.97
Options forfeited	(54)	33.40
Balance at September 30, 2014	1,679	34.83

Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2014 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,501	$28.08	5.6	$87,923
Options vested and exercisable	2,822	24.07	4.1	66,458
Options vested and expected to vest	4,419	27.92	5.5	87,066

Other information follows:

	Year Ended September 30,
	2014	2013	2012
Total fair value of stock options vested	$9,459	$7,271	$5,907
Total intrinsic value of options exercised	14,549	19,692	12,521
Cash received from exercises of stock options	9,772	8,272	6,180
Excess tax benefit realized from exercise of stock options	3,751	5,154	3,990

Restricted Stock

In the first quarter of fiscal year 2014, Woodward granted an award of 24 shares of restricted stock to its Chief Executive Officer and President, Thomas A. Gendron.  Subject to Mr. Gendron’s continued employment by the Company, these shares of restricted stock will vest 100% following the end of the Company’s fiscal year 2017 if a specified cumulative earnings per share (“EPS”) target is met or exceeded for fiscal years 2014 through 2017.  If this EPS target is not met, all shares of restricted stock will be forfeited by Mr. Gendron.

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

A summary of the activity for restricted stock awards in the fiscal year ended September 30, 2014 follows:

	Number	Fair Value per Share
Balance at September 30, 2013	-	$	n/a
Shares granted	24		39.43
Shares vested	-		n/a
Shares forfeited	-		n/a
Balance at September 30, 2014	24		39.43

Woodward recognizes stock-based compensation on a straight-line basis over the requisite service period.  Pursuant to the form stock option agreements, the requisite service period can be less than the four year vesting period due to grantee’s retirement eligibility.  As such, the recognition of stock-based compensation expense associated with some grants can be accelerated to a period of less than four years, including immediate recognition of  stock-based compensation on the date of grant.

At September 30, 2014, there was approximately $11,516 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan (for which no further grants will be made) and the 2006 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9.0% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

Note 19.  Commitments and contingencies

Woodward has entered into operating leases for certain facilities and equipment with terms in excess of one year under agreements that expire at various dates.  Some leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments.  Future minimum rental payments required under these leases, excluding available option renewals, are as follows:

Year Ending September 30,
2015	$6,393
2016	4,327
2017	3,264
2018	2,548
2019	1,377
Thereafter	1,430
Total	$19,339

Rent expense for all operating leases totaled:

	Year Ended September 30,
	2014	2013	2012
Rent expense	$10,897	$10,243	$10,247

Woodward enters into unconditional purchase obligation arrangements (i.e. issuance of purchase orders, obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts) in the normal course of business to ensure that adequate levels of sourced product are available to Woodward.  Future minimum unconditional purchase obligations are as follows:

Year Ending September 30,
2015	$331,300
2016	11,445
2017	-
2018	-
2019	-
Thereafter	-
Total	$342,745

Woodward also has construction related contractual obligations of approximately $100,000 as of September 30, 2014  related to the development of a second campus in the greater-Rockford, Illinois area, a new campus at its corporate headquarters in Fort Collins, Colorado, and a new facility in Niles, Illinois.

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

Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations.  Woodward accrues for known individual matters where it believes that it is probable the matter will result in a loss when ultimately resolved using estimates of the most likely amount of loss.

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

A summary of consolidated net sales and earnings by segment follows:

	Year Ended September 30,
	2014	2013	2012
Segment external net sales:
Aerospace	$1,084,025	$1,061,477	$896,083
Energy	917,215	874,499	969,544
Total consolidated net sales	$2,001,240	$1,935,976	$1,865,627
Segment earnings:
Aerospace	$159,200	$166,122	$130,192
Energy	134,278	98,940	126,441
Total segment earnings	293,478	265,062	256,633
Nonsegment expenses	(43,701)	(39,061)	(33,365)
Interest expense, net	(22,533)	(26,430)	(25,461)
Consolidated earnings before income taxes	$227,244	$199,571	$197,807

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	Year Ended September 30,
	2014	2013	2012
Segment assets:
Aerospace	$1,440,355	$1,361,861	$1,059,754
Energy	610,345	599,007	605,842
Total segment assets	2,050,700	1,960,868	1,665,596
Unallocated corporate property, plant and equipment, net	72,992	50,115	15,763
Other unallocated assets	273,510	207,535	178,605
Consolidated total assets	$2,397,202	$2,218,518	$1,859,964

Segment depreciation and amortization:
Aerospace	$46,895	$49,887	$43,840
Energy	22,672	20,890	21,738
Total segment depreciation and amortization	69,567	70,777	65,578
Unallocated corporate amounts	7,786	3,456	3,039
Consolidated depreciation and amortization	$77,353	$74,233	$68,617

Segment capital expenditures:
Aerospace	$134,307	$74,964	$32,244
Energy	55,780	28,137	22,590
Total segment capital expenditures	190,087	103,101	54,834
Unallocated corporate amounts	17,019	38,499	10,066
Consolidated capital expenditures	$207,106	$141,600	$64,900

Sales to General Electric were made by all of Woodward’s reportable segments and totaled approximately 15% of net sales in fiscal year 2014, 15% of net sales in fiscal year 2013, and 14% of net sales in fiscal year 2012.  Accounts receivable from General Electric totaled approximately 12% of accounts receivable at September 30, 2014 and 11% of accounts receivable at September 30, 2013.

U.S. Government related sales from Woodward’s reportable segments were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Total U.S. Government Related Sales
Fiscal year ended September 30, 2014
Aerospace	$76,982	$254,806	$331,788
Energy	2,517	5,588	8,105
Total net external sales	$79,499	$260,394	$339,893
Percentage of total net sales	4%	13%	17%

Fiscal year ended September 30, 2013
Aerospace	$104,410	$289,197	$393,607
Energy	3,649	8,106	11,755
Total net external sales	$108,059	$297,303	$405,362
Percentage of total net sales	6%	15%	21%

Fiscal year ended September 30, 2012
Aerospace	$78,075	$254,636	$332,711
Energy	3,904	7,228	11,132
Total net external sales	$81,979	$261,864	$343,843
Percentage of total net sales	4%	14%	18%

Accounts receivable from the U.S. Government totaled approximately 2% of accounts receivable at September 30, 2014 and 4% of accounts receivable at September 30, 2013.

The customers who account for approximately 10% or more of sales to each of Woodward’s reporting segments for the fiscal year ended September 30, 2014 follow:

Customer
Aerospace	United Technologies, Boeing, General Electric
Energy	General Electric, Weichai Westport

Net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

	Year Ended September 30,
	2014	2013	2012
United States	$1,025,149	$1,058,912	$927,345
Europe (1)	519,721	480,922	542,753
Asia	299,755	287,742	288,738
Other countries	156,615	108,400	106,791
Consolidated net sales	$2,001,240	$1,935,976	$1,865,627

(1)

As a percentage of consolidated net sales, net sales to customers in Germany accounted for 9% for the year ended September 30, 2014, 9% for the year ended September 30, 2013 and 13% for the year ended September 30, 2012.

Property, plant, and equipment, net by geographical area, as determined by the physical location of the assets, were as follows:

	At September 30,
	2014	2013
United States	$457,563	$285,038
Germany	26,898	29,619
Other countries	28,818	35,391
Consolidated property, plant and equipment, net	$513,279	$350,048

Note 21.  Supplemental quarterly financial data (Unaudited)

Quarterly results for the fiscal years ended September 30, 2014 and September 30, 2013 follow:

	2014 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$429,042	$482,467	$524,284	$565,447
Gross margin (1)	113,576	142,439	151,713	167,673
Earnings before income taxes	32,944	56,756	62,468	75,076
Net earnings	23,383	44,798	46,001	51,662
Earnings per share
Basic earnings per share	0.35	0.67	0.70	0.79
Diluted earnings per share	0.34	0.66	0.69	0.77
Cash dividends per share	0.08	0.08	0.08	0.08

	2013 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$408,339	$485,513	$483,759	$558,365
Gross margin (1)	118,766	137,413	134,277	169,249
Earnings before income taxes	38,537	50,336	35,497	75,201
Net earnings	27,368	42,446	23,663	52,465
Earnings per share
Basic earnings per share	0.40	0.62	0.35	0.77
Diluted earnings per share	0.39	0.61	0.34	0.76
Cash dividends per share	0.08	0.08	0.08	0.08

Notes:

1.	Gross margin represents net sales less cost of goods sold excluding amortization expense.

Quarterly results by segment for the fiscal years ended September 30, 2014 and September 30, 2013 follow:

	2014 Fiscal Quarters
	First	Second	Third	Fourth
Segment external net sales:
Aerospace	$229,872	$261,021	$274,923	$318,209
Energy	199,170	221,446	249,361	247,238
Total	$429,042	$482,467	$524,284	$565,447
Segment earnings:
Aerospace	$22,549	$40,289	$39,357	$57,005
Energy	27,071	31,888	40,203	35,116
Total	$49,620	$72,177	$79,560	$92,121
Earnings reconciliation:
Total segment earnings	$49,620	$72,177	$79,560	$92,121
Nonsegment expenses	(10,673)	(9,293)	(11,193)	(12,542)
Interest expense, net	(6,003)	(6,128)	(5,899)	(4,503)
Consolidated earnings before income taxes	$32,944	$56,756	$62,468	$75,076

	2013 Fiscal Quarters
	First	Second	Third	Fourth
Segment external net sales:
Aerospace	$211,389	$270,493	$272,218	$307,377
Energy	196,950	215,020	211,541	250,988
Total	$408,339	$485,513	$483,759	$558,365
Segment earnings:
Aerospace	$31,568	$41,223	$38,949	$54,382
Energy	23,908	24,235	12,430	38,367
Total	$55,476	$65,458	$51,379	$92,749
Earnings reconciliation:
Total segment earnings	$55,476	$65,458	$51,379	$92,749
Nonsegment expenses	(10,551)	(8,174)	(9,227)	(11,109)
Interest expense, net	(6,388)	(6,948)	(6,655)	(6,439)
Consolidated earnings before income taxes	$38,537	$50,336	$35,497	$75,201

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Furthermore, there have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014, the end of the Company’s most recent fiscal year.

Deloitte & Touche, LLP, an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2014, as stated in their report included in “Item 9A. – Controls and Procedures.”

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

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Woodward, Inc.
Fort Collins, Colorado

We have audited the internal control over financial reporting of Woodward, Inc. and subsidiaries (the "Company") as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2014 of the Company and our report dated November 12, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
November 12, 2014

Item 9B.Other Information

On November 12, 2014, the Board of Directors the Company amended and restated the Company’s Bylaws to provide that  nominees for director must be elected by a majority of the votes cast in person or by proxy, other than with respect to contested elections.   In addition, the amended Bylaws provide that in order for any incumbent director to become a nominee for the Board of Directors, such director must submit an irrevocable resignation contingent on (1) that person not receiving a majority of the votes cast in an election that is not a contested election and (2) acceptance of the resignation by the Board of Directors.

The Bylaws of the Company, as amended and restated on November 12, 2014, are filed as Exhibit 3.2 hereto and are hereby incorporated by reference.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees – Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held January 21, 2015 and is incorporated herein by reference.      There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Item 11.Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees – Director Compensation,” “Board Meetings and Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Compensation Discussion and Analysis,” “Executive Compensation” and “Board Meetings and Committees – Compensation Committee – Risk Assessment” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 2015, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Woodward Stock,” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 2015, and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees – Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held January 21, 2015 is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this Form 10-K.

Item 14.Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders – Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders – Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 2015, and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

			Page Number in Form 10-K
(a)	(1)	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	51
		Consolidated Statements of Earnings for the fiscal years ended September 30, 2014, 2013, and 2012	52
		Consolidated Statements of Comprehensive Earnings for the fiscal years ended September 30, 2014, 2013, and 2012	53
		Consolidated Balance Sheets at September 30, 2014 and 2013	54
		Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2014, 2013, and 2012	55
		Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2014, 2013, and 2012	56
		Notes to Consolidated Financial Statements	57

(a)	(2)	Consolidated Financial Statement Schedule:
		Valuation and Qualifying Accounts	108

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a)	(3)	Exhibits Filed as Part of This Report:
‡	3.1	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008
*	3.2	Bylaws of Woodward, Inc., as amended and restated on November 12, 2014
‡	3.3	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008
‡	3.4	Certificate of Amendment of the Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011
†‡	10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000
†‡	10.2	Summary Description of Management Incentive Plan, filed as Exhibit 10.2 to Annual Report on Form 10-K filed November 18, 2010
†‡	10.3	2002 Stock Option Plan, effective January 1, 2002, filed as Exhibit 10(iii) to Quarterly Report on Form 10-Q filed May 9, 2002
†‡	10.4	Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Annual Report on Form 10-K filed December 9, 2002
†‡	10.5	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006

†‡	10.6	Amendment No. 1 to the Woodward, Inc. 2006 Omnibus Incentive Plan, effective as of January 26, 2011, filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 16, 2011
†‡	10.7	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Quarterly Report on Form 10-Q filed July 25, 2007
†‡	10.8	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Current Report on Form 8-K filed November 21, 2007
†‡	10.9	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.12 to Annual Report on Form 10-K filed November 15, 2012
†‡	10.10	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.13 to Annual Report on Form 10-K filed November 14, 2013
†‡	10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed January 22, 2014
‡	10.12

Credit Agreement, dated as of July 10, 2013, by and among the Company, the foreign subsidiary borrowers party thereto, the institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2013

†‡	10.13	Dennis Benning Post Retirement Relocation Agreement, filed as Exhibit 10.17 to Annual Report on Form 10-K filed November 29, 2007
†‡	10.14	Dennis Benning Promotion Letter dated October 1, 2008, filed as Exhibit 10.18 to Annual Report on Form 10-K filed November 20, 2008
†‡	10.15	Chad Preiss Promotion Letter dated October 1, 2008, filed as Exhibit 10.19 to Annual Report on Form 10-K filed November 20, 2008
‡	10.16

Term Loan Credit Agreement, dated October 1, 2008, by and among the Company, the institutions from time to time parties thereto as lenders and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 7, 2008

‡	10.17

Amendment No. 1 to Term Loan Credit Agreement, dated as of March 30, 2009, by and among the Company, the financial institutions party to credit agreement referenced therein, and JPMorgan Chase Bank, National Association, as administrative agent, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed April 23, 2009

‡	10.18

Amendment No. 2 to Term Loan Credit Agreement, dated as of January 4, 2012, by and among the Company, the financial institutions party to the credit agreement referenced therein, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to Current Report on Form 8-K filed January 10, 2012

‡	10.19	Note Purchase Agreement, dated October 1, 2008, by and among the Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 7, 2008
‡	10.20

Amendment No. 1 to 2008 Note Purchase Agreement, dated as of October 1, 2013, by and among the Company and the noteholders named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 4, 2013

‡	10.21	Note Purchase Agreement, dated April 3, 2009, by and among the Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed April 8, 2009

‡	10.22

Amendment No. 1 to 2009 Note Purchase Agreement, dated as of October 1, 2013, by and among the Company and the noteholders named therein, filed as Exhibit 10.3 to Current Report on Form 8-K filed October 4, 2013

‡	10.23	Note Purchase Agreement, dated October 1, 2013, by and among the Company and the purchasers named therein, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 4, 2013
‡	10.24

Asset Purchase Agreement, dated as of December 27, 2012, by and among the Company, Woodward HRT, Inc. GE Aviation Systems LLC and General Electric Company, filed as Exhibit 10.1 to Current Report on Form 8-K filed December 28, 2012

†*	10.25	Form of Change in Control Agreement for the Company’s principal executive officer and other executive officers other than the Company’s principal financial officer
†*	10.26	Form of Change in Control Agreement for the Company’s principal financial officer
†‡	10.27	Executive Benefit Plan, as amended and restated as of September 18, 2013, filed as Exhibit 10.31 to Annual Report on Form 10-K filed November 14, 2013
†‡	10.28	Dennis Benning Confirmation of Assignment Extension Letter dated November 17, 2010, filed as Exhibit 10.28 to Annual Report on Form 10-K filed November 18, 2010
†‡	10.29	James D. Rudolph Promotion Letter, dated February 10, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 27, 2011
†‡	10.30	Mr. Martin V. Glass employment letter, dated April 27, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 26, 2011
†‡	10.31	Sagar Patel employment letter, dated June 17, 2011, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed July 26, 2011
†‡	10.32	Gerhard Lauffer Supplemental Agreement, dated September 25, 2012, filed as Exhibit 10.30 to Annual Report on Form 10-K filed November 15, 2012
†‡	10.33	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2008, filed as Exhibit 99.1 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.34	Amendment No. 1 to the Woodward Retirement Savings Plan, dated as of April 21, 2010, filed as Exhibit 99.2 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.35	Amendment No. 2 to the Woodward Retirement Savings Plan, dated as of April 21, 2009, filed as Exhibit 99.3 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.36	Amendment No. 3 to the Woodward Retirement Savings Plan, dated as of November 8, 2009, filed as Exhibit 99.4 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.37	Amendment No. 4 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.5 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.38	Amendment No. 5 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.6 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)

†‡	10.39	Amendment No. 6 to the Woodward Retirement Savings Plan, dated as of November 8, 2011, filed as Exhibit 99.7 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.40	Amendment No. 7 to the Woodward Retirement Savings Plan, dated as of March 1, 2013, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 26, 2013
*	21.1	Subsidiaries
*	23.1	Consent of Independent Registered Public Accounting Firm
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

WOODWARD, INC.

Date: November 12, 2014	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 12, 2014	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John D. Cohn	Director	November 12, 2014
John D. Cohn
/s/ Paul Donovan	Director	November 12, 2014
Paul Donovan
/s/ Thomas A. Gendron	Chairman of the Board	November 12, 2014
Thomas A. Gendron	and Director
/s/ John A. Halbrook	Director	November 12, 2014
John A. Halbrook
/s/ Mary L. Petrovich	Director	November 12, 2014
Mary L. Petrovich
/s/ Larry E. Rittenberg	Director	November 12, 2014
Larry E. Rittenberg
/s/ James R. Rulseh	Director	November 12, 2014
James R. Rulseh
/s/ Ronald M. Sega	Director	November 12, 2014
Ronald M. Sega
/s/ Gregg C. Sengstack	Director	November 12, 2014
Gregg C. Sengstack

WOODWARD, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2014, 2013, and 2012

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Year
Fiscal year 2014
Allowance for doubtful accounts	$8,872	$1,283	$916	$(3,993)	$7,078
Deferred tax asset valuation allowance	11,783	271	-	(2,568)	9,486
Fiscal year 2013
Allowance for doubtful accounts	7,217	3,408	5	(1,758)	8,872
Deferred tax asset valuation allowance	2,752	9,031	-	-	11,783
Fiscal year 2012
Allowance for doubtful accounts	2,322	4,139	1,074	(318)	7,217
Deferred tax asset valuation allowance	3,201	7	-	(456)	2,752

Notes:

(a)	Includes recoveries of accounts previously written off.

(b)

Represents accounts written off and foreign currency exchange rate adjustments.  Currency translation adjustments resulted in a decrease in the reserves of $704 in fiscal year 2014, an increase in the reserve of $155 in fiscal year 2013, and an increase in the reserve of $4 in fiscal year 2012.