Form 10-Q
period 2014-12-31
Woodward, Inc.
filed 2015-01-21
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December  31, 2014

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

Yes ☐ No ☒

As of January 16, 2015, 65,016,278 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended
	December 31,
	2014	2013

Net sales	$487,646	$429,042
Costs and expenses:
Cost of goods sold	343,760	315,466
Selling, general and administrative expenses	39,843	37,328
Research and development costs	34,029	29,424
Amortization of intangible assets	7,575	8,484
Interest expense	5,949	6,062
Interest income	(127)	(59)
Other (income) expense, net (Note 15)	(455)	(607)
Total costs and expenses	430,574	396,098
Earnings before income taxes	57,072	32,944
Income tax expense	13,288	9,561
Net earnings	$43,784	$23,383

Earnings per share (Note 3):
Basic earnings per share	$0.67	$0.35
Diluted earnings per share	$0.66	$0.34

Weighted Average Common Shares Outstanding (Note 3):
Basic	65,322	67,724
Diluted	66,739	69,021
Cash dividends per share paid to Woodward common stockholders	$0.08	$0.08

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended
	December 31,
	2014	2013

Net earnings	$43,784	$23,383
Other comprehensive earnings:
Foreign currency translation adjustments	(12,933)	4,474
Taxes on changes in foreign currency translation adjustments	849	433
	(12,084)	4,907
Reclassification of net realized losses on derivatives to earnings	25	25
Taxes on changes in derivative transactions	(10)	(9)
	15	16
Minimum retirement benefit liability adjustments (Note 17)
Amortization of:
Net prior service benefit	56	(22)
Net loss	130	194
Foreign currency exchange rate changes on minimum retirement benefit liabilities	540	(96)
Taxes on changes in minimum retirement liability adjustments	(257)	(27)
	469	49
Total comprehensive earnings	$32,184	$28,355

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$58,462	$115,287
Accounts receivable, less allowance for uncollectible amounts of $6,757 and $7,078, respectively	300,161	346,858
Inventories	467,700	451,944
Income taxes receivable	9,860	6,574
Deferred income tax assets	40,709	40,774
Other current assets	43,538	47,207
Total current assets	920,430	1,008,644
Property, plant and equipment, net	566,273	513,279
Goodwill	557,959	559,724
Intangible assets, net	246,859	254,772
Deferred income tax assets	6,567	6,292
Other assets	56,571	54,491
Total assets	$2,354,659	$2,397,202
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$-
Accounts payable	176,580	160,683
Income taxes payable	10,225	6,130
Deferred income tax liabilities	314	472
Accrued liabilities	116,570	172,731
Total current liabilities	303,689	340,016
Long-term debt, less current portion	700,000	710,000
Deferred income tax liabilities	88,754	85,031
Other liabilities	99,764	101,211
Total liabilities	1,192,207	1,236,258
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	117,218	112,491
Accumulated other comprehensive earnings (losses)	(15,133)	(3,533)
Deferred compensation	4,642	3,915
Retained earnings	1,377,002	1,338,468
	1,483,835	1,451,447
Treasury stock at cost, 7,953 shares and 7,397 shares, respectively	(316,741)	(286,588)
Treasury stock held for deferred compensation, at cost, 212 shares and 198 shares, respectively	(4,642)	(3,915)
Total stockholders' equity	1,162,452	1,160,944
Total liabilities and stockholders' equity	$2,354,659	$2,397,202

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$43,784	$23,383
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,573	19,116
Net gain on sales of assets	(60)	(29)
Stock-based compensation	4,809	3,894
Excess tax benefits from stock-based compensation	(522)	(280)
Deferred income taxes	3,676	(413)
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	25	25
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	43,891	73,226
Inventories	(22,110)	(20,645)
Accounts payable and accrued liabilities	(56,248)	(53,274)
Current income taxes	1,342	4,961
Retirement benefit obligations	(1,600)	(1,524)
Other	2,296	(4,007)
Net cash provided by operating activities	37,856	44,433
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(46,621)	(37,149)
Proceeds from sale of assets	90	40
Net cash used in investing activities	(46,531)	(37,109)
Cash flows from financing activities:
Cash dividends paid	(5,250)	(5,448)
Proceeds from sales of treasury stock	1,391	4,122
Payments for repurchases of common stock	(32,118)	(43,616)
Excess tax benefits from stock compensation	522	280
Borrowings on revolving lines of credit and short-term borrowings	105,000	165,094
Payments on revolving lines of credit and short-term borrowings	(115,000)	(71,094)
Proceeds from issuance of long-term debt	-	250,000
Payments of long-term debt	-	(300,000)
Payments of debt financing costs	-	(1,297)
Net cash used in financing activities	(45,455)	(1,959)
Effect of exchange rate changes on cash and cash equivalents	(2,695)	669
Net change in cash and cash equivalents	(56,825)	6,034
Cash and cash equivalents at beginning of period	115,287	48,556
Cash and cash equivalents at end of period	$58,462	$54,590

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2013	-	72,960	(4,883)	(232)	$106	$101,147	$25,742	$43	$(10,670)	$15,115	$4,007	$1,193,887	$(167,710)	$(4,007)	$1,142,545
Net earnings	-	-	-	-	-	-	-	-	-	-	-	23,383	-	-	23,383
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	4,907	16	49	4,972	-	-	-	-	4,972
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(5,448)	-	-	(5,448)
Purchases of treasury stock	-	-	(1,037)	-	-	-	-	-	-	-	-	-	(43,616)	-	(43,616)
Sales of treasury stock	-	-	158	-	-	(825)	-	-	-	-	-	-	4,947	-	4,122
Tax benefit attributable to exercise of stock options	-	-	-	-	-	280	-	-	-	-	-	-	-	-	280
Stock-based compensation	-	-	-	-	-	3,894	-	-	-	-	-	-	-	-	3,894
Purchases of stock by deferred compensation plan	-	-	-	(3)	-	-	-	-	-	-	145	-	-	(145)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(1)	-	-	1	-
Balances as of December 31, 2013	-	72,960	(5,762)	(235)	$106	$104,496	$30,649	$59	$(10,621)	$20,087	$4,151	$1,211,822	$(206,379)	$(4,151)	$1,130,132

Balances as of October 1, 2014	-	72,960	(7,397)	(198)	$106	$112,491	$10,819	$105	$(14,457)	$(3,533)	$3,915	$1,338,468	$(286,588)	$(3,915)	$1,160,944
Net earnings	-	-	-	-	-	-	-	-	-	-	-	43,784	-	-	43,784
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(12,084)	15	469	(11,600)	-	-	-	-	(11,600)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(5,250)	-	-	(5,250)
Purchases of treasury stock	-	-	(622)	-	-	-	-	-	-	-	-	-	(32,118)	-	(32,118)
Sales of treasury stock	-	-	66	-	-	(574)	-	-	-	-	-	-	1,965	-	1,391
Tax benefit attributable to exercise of stock options	-	-	-	-	-	492	-	-	-	-	-	-	-	-	492
Stock-based compensation	-	-	-	-	-	4,809	-	-	-	-	-	-	-	-	4,809
Purchases of stock by deferred compensation plan	-	-	-	(15)	-	-	-	-	-	-	731	-	-	(731)	-
Distribution of stock from deferred compensation plan	-	-	-	1	-	-	-	-	-	-	(4)	-	-	4	-
Balances as of December 31, 2014	-	72,960	(7,953)	(212)	$106	$117,218	$(1,265)	$120	$(13,988)	$(15,133)	$4,642	$1,377,002	$(316,741)	$(4,642)	$1,162,452

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2014 and for the three-months ended December 31, 2014 and December 31, 2013, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2014, and the statements of earnings, comprehensive earnings, cash flows, and changes in the statement of stockholders’ equity for the periods presented herein.  The Condensed Consolidated Balance Sheet as of September 30, 2014 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended.  The results of operations for the three-months ended December 31, 2014 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements included herein.  Significant estimates in these Condensed Consolidated Financial Statements include allowances for uncollectible amounts, net realizable value of inventories, customer rebates earned, warranty reserves, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, valuation of identifiable intangible assets and goodwill, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees and board members, and contingencies.  Actual results could vary materially from Woodward’s estimates.

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended
	December 31,
	2014	2013
Numerator:
Net earnings	$43,784	$23,383
Denominator:
Basic shares outstanding	65,322	67,724
Dilutive effect of stock options and restricted stock	1,417	1,297
Diluted shares outstanding	66,739	69,021
Income per common share:
Basic earnings per share	$0.67	$0.35
Diluted earnings per share	$0.66	$0.34

The following stock option grants were outstanding during the three-months ended December 31, 2014 and 2013, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended
	December 31,
	2014	2013
Options	704	39
Weighted-average option price	$46.54	$41.33

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended
	December 31,
	2014	2013
Weighted-average treasury stock shares held for deferred compensation obligations	205	234

Note 4.  Financial instruments and fair value measurements

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of December 31, 2014 or September 30, 2014.

	At December 31, 2014				At September 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$51,041	$-	$-	$51,041	$92,590	$-	$-	$92,590
Investments in money market funds	12	-	-	12	11,210	-	-	11,210
Investments in reverse repurchase agreements	7,409	-	-	7,409	11,487	-	-	11,487
Equity securities	10,498	-	-	10,498	9,645	-	-	9,645
Total financial assets	$68,960	$-	$-	$68,960	$124,932	$-	$-	$124,932

Investments in money market funds: Woodward sometimes invests excess cash in money market funds not insured by the Federal Depository Insurance Corporation (“FDIC”).  Woodward believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid.  The investments in money market funds are reported at fair value, with realized gains from interest income realized in earnings and are included in “Cash and cash equivalents.”  The fair values of Woodward’s investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.

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

Accounts receivable and accounts payable are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2014		At September 30, 2014
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	16,683	15,354	15,988	15,228
Liabilities:
Long-term debt, including current portion	2	(737,635)	(700,000)	(752,513)	(710,000)

In fiscal years 2014 and 2013, Woodward received long-term notes from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-

Rockford, Illinois area for its Aerospace segment.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.8% at December 31, 2014 and 3.2% at September 30, 2014.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term note were 2.8% at December 31, 2014 and 3.2% at September 30, 2014.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.4% as of December 31, 2014 and 2.4% as September 30, 2014.

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

Woodward did not enter into any derivatives or hedging transactions during either the three-months ended December 31, 2014 or December 31, 2013.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses (“accumulated OCI”), were net gains of $195 as of December 31, 2014 and $170 as of September 30, 2014.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Condensed Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended December 31,
	2014	2013
Amount of (income) expense recognized in earnings on derivative	$25	$25
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-
Amount of (gain) loss reclassified from accumulated OCI into earnings	25	25

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of December 31, 2014, Woodward expects to reclassify $103 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 6.  Supplemental statement of cash flows information

	Three-Months Ended December 31,
	2014	2013
Interest paid, net of amounts capitalized	$13,953	$12,299
Income taxes paid	7,337	4,601
Income tax refunds received	71	-
Non-cash activities:
Purchases of property, plant and equipment on account	33,621	3,414
Notes receivable from municipalities for economic development incentives	-	6,486

Note 7.  Accounts receivable

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

The composition of Woodward’s accounts receivable at December 31, 2014 and September 30, 2014 follows:

	December 31,	September 30,
	2014	2014
Accounts receivable from:
Customers	$248,436	$291,584
Other (Chinese financial institutions)	58,482	62,352
Allowance for uncollectible customer amounts	(6,757)	(7,078)
	$300,161	$346,858

Note 8.  Inventories

	December 31,	September 30,
	2014	2014
Raw materials	$68,427	$60,442
Work in progress	96,833	93,836
Component parts (1)	252,980	247,299
Finished goods	49,460	50,367
	$467,700	$451,944

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 9.  Property, plant, and equipment

	December 31,	September 30,
	2014	2014
Land and land improvements	$65,727	$66,303
Buildings and improvements	255,406	197,587
Leasehold improvements	19,749	20,026
Machinery and production equipment	325,619	326,403
Computer equipment and software	103,862	103,852
Office furniture and equipment	21,105	20,992
Other	18,439	18,839
Construction in progress	221,458	223,958
	1,031,365	977,960
Less accumulated depreciation	(465,092)	(464,681)
Property, plant and equipment, net	$566,273	$513,279

Included in “Land and land improvements” and “Buildings and improvements” are assets held for sale of $2,280 at December 31, 2014 and $2,465 at September 30, 2014.  The change in value is due to changes in foreign currency exchange rates between September 30, 2014 and December 31, 2014.

Woodward is developing a second campus in the greater-Rockford, Illinois area for its Aerospace segment in order to address the growth expected over the next ten years and beyond and to support a substantial number of recently awarded new system platforms, particularly on narrow-body aircraft.  Included in “Construction in progress” are $102,763 at December 31, 2014 and $85,283 at September 30, 2014, of costs associated with the construction of the second campus and new equipment purchases, including capitalized interest of $3,947 at December 31, 2014 and $2,963 at September 30, 2014.

Woodward is also developing a new campus at its corporate headquarters in Fort Collins, Colorado to support the continued growth of its Energy segment by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Included in “Construction in progress” are $49,058 at December 31, 2014 and $37,268 at September 30, 2014, of costs associated with the construction of the new campus, including capitalized interest of $2,331 at December 31, 2014 and $2,392 at September 30, 2014.

In addition, in September 2013, Woodward invested in a building site in Niles, Illinois.  Woodward is building a new facility on this site for its Aerospace segment and has started to relocate some of its operations currently residing in nearby Skokie, Illinois to this new facility.  Included in “Construction in progress” are $2,019 at December 31, 2014 and $55,629 at September 30, 2014 of costs,  as approximately $63,000 of assets were placed in service in December 2014 and were recorded to “Buildings and improvements.”

For the three-months ended December 31, 2014 and December 31, 2013, Woodward had depreciation expense of the following:

	Three-Months Ended
	December 31,
	2014	2013
Depreciation expense	$10,998	$10,632

For the three-months ended December 31, 2014 and December 31, 2013, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended
	December 31,
	2014	2013
Capitalized interest	$1,965	$975

Note 10.  Goodwill

	September 30, 2014	Effects of Foreign Currency Translation	December 31, 2014
Aerospace	$455,423	$-	$455,423
Energy	104,301	(1,765)	102,536
Consolidated	$559,724	$(1,765)	$557,959

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

During the three-months ended December 31, 2014 there were no events or changes in operation that triggered a need to assess goodwill for possible impairment.  As part of the Company’s ongoing efforts to assess goodwill for possible indications of impairment, Woodward continues to consider a wide variety of factors, including but not limited to the global economic environment and its potential impact on Woodward’s business.

Note 11.  Intangible assets, net

	December 31, 2014			September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(102,019)	$180,206	$282,225	$(97,281)	$184,944
Energy	41,498	(32,186)	9,312	41,706	(32,032)	9,674
Total	$323,723	$(134,205)	$189,518	$323,931	$(129,313)	$194,618

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	19,752	(16,137)	3,615	19,954	(15,938)	4,016
Total	$19,752	$(16,137)	$3,615	$19,954	$(15,938)	$4,016

Process technology:
Aerospace	$76,605	$(33,143)	$43,462	$76,605	$(31,719)	$44,886
Energy	22,802	(13,411)	9,391	23,078	(13,141)	9,937
Total	$99,407	$(46,554)	$52,853	$99,683	$(44,860)	$54,823

Other intangibles:
Aerospace	$9,100	$(8,850)	$250	$9,100	$(8,465)	$635
Energy	1,456	(833)	623	1,519	(839)	680
Total	$10,556	$(9,683)	$873	$10,619	$(9,304)	$1,315

Total intangibles:
Aerospace	$367,930	$(144,012)	$223,918	$367,930	$(137,465)	$230,465
Energy	85,508	(62,567)	22,941	86,257	(61,950)	24,307
Consolidated Total	$453,438	$(206,579)	$246,859	$454,187	$(199,415)	$254,772

For the three-months ended December 31, 2014 and December 31, 2013, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended
	December 31,
	2014	2013
Amortization expense	$7,575	$8,484

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2015 (remaining)	$21,671
2016	27,532
2017	25,803
2018	24,977
2019	23,141
Thereafter	123,735
$246,859

Note 12.  Credit facilities, short-term borrowings and long-term debt

	December 31,	September 30,
	2014	2014
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due July 2018, unsecured	200,000	210,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Total debt	$700,000	$710,000

Revolving credit facility

Woodward maintains a $600,000 revolving credit facility established under a revolving credit agreement between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $800,000, subject to lenders’ participation, and matures in July 2018.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  Under the Revolving Credit Agreement, there were $200,000 in principal amount of borrowings outstanding as of December 31, 2014, at an effective interest rate of 1.22%, and $210,000 in principal amount of borrowings outstanding as of September 30, 2014, at an effective interest rate of 1.21%.  As of December 31, 2014 and September 30, 2014, the entire outstanding balance under the Revolving Credit Agreement was classified as long-term debt.

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

Woodward issued the Series G, H and I Notes (the “First Closing Notes”) on October 1, 2013.    Woodward issued the Series J, K and L Notes (the “Second Closing Notes” and, together with the 2008 Notes, 2009 Notes and First Closing Notes, the “Notes”) on November 15, 2013.

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of December 31, 2014, the Series J Notes bore interest at an effective rate of 1.48%.

Principal payment of the Series C Notes is due on October 1, 2015.  This payment is classified as long-term based on Woodward’s intent and ability to refinance this debt for a longer term either through the issuance of new long-term debt or payment of the principal amount with its existing revolving line of credit, which does not mature until July 2018.

In connection with the 2013 Note Purchase Agreement, in fiscal year 2014, Woodward incurred $1,297 in financing costs, which are deferred and will be amortized using the straight-line method over the life of the agreement.

Short-term borrowings

A Chinese subsidiary of Woodward has a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700. Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs. Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at December 31, 2014 and September 30, 2014.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of December 31, 2014 and September 30, 2014 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Note 13.  Accrued liabilities

	December 31,	September 30,
	2014	2014
Salaries and other member benefits	$48,437	$95,031
Warranties	15,876	16,916
Interest payable	6,169	12,487
Current portion of acquired performance obligations and unfavorable contracts (1)	11,880	16,432
Accrued retirement benefits	2,279	2,286
Deferred revenues	9,276	6,108
Taxes, other than income	9,148	8,557
Other	13,505	14,914
	$116,570	$172,731

(1)

In connection with Woodward’s acquisition of GE Aviation Systems LLC’s (the “Seller”) thrust reverse actuation systems business located in Duarte, California (the “Duarte Business”) in fiscal year 2013, Woodward assumed current and long-term performance obligations for contractual commitments that are expected to result in future economic losses.  In addition, Woodward assumed current and long-term performance obligations for services to be provided to the Seller, offset by current and long-term assets related to contractual payments due from the Seller.  The current portion of both obligations is included in Accrued liabilities.

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

	Three-Months Ended December 31,
	2014	2013
Warranties, beginning of period	$16,916	$15,224
Expense	2,283	2,520
Reductions for settling warranties	(2,959)	(1,703)
Foreign currency exchange rate changes	(364)	195
Warranties, end of period	$15,876	$16,236

Note 14.  Other liabilities

	December 31,	September 30,
	2014	2014
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$39,328	$38,850
Total unrecognized tax benefits, net of offsetting adjustments	15,567	14,707
Acquired performance obligations and unfavorable contracts (1)	11,427	12,792
Deferred economic incentives (2)	18,325	18,408
Other	15,117	16,454
	$99,764	$101,211
(1)

In connection with Woodward’s acquisition of the Duarte Business in fiscal year 2013, Woodward assumed current and long-term performance obligations for contractual commitments that are expected to result in future economic losses.  In addition, Woodward assumed current and long-term performance obligations for services to be provided to the Seller, offset by current and long-term assets related to contractual payments due from the Seller.  The long-term portion of both obligations is included in Other liabilities.

(2)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and will be recognized as a reduction to non-income tax expense over the economic lives of the related capital expansion projects.

Note 15.  Other (income) expense, net

	Three-Months Ended
	December 31,
	2014	2013
Net gain on sales of assets	$(60)	$(29)
Rent income	(125)	(149)
Net gain on investments in deferred compensation program	(234)	(428)
Other	(36)	(1)
	$(455)	$(607)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ended
	December 31,
	2014	2013
Earnings before income taxes	$57,072	$32,944
Income tax expense	13,288	9,561
Effective tax rate	23.3%	29.0%

The decrease in the year-over-year effective tax rate for the three-months ended December 31, 2014 is primarily attributable to the retroactive extension of the U.S. research and experimentation tax credit for calendar year 2014, which was enacted in December 2014.  The portion related to the nine-months ended September 30, 2014 was $5,063 and was included in the results of the first fiscal quarter of fiscal year 2015.  No similar retroactive benefit occurred in the prior fiscal year.

Gross unrecognized tax benefits were $23,075 as of December 31, 2014 and $22,687 as of September 30, 2014.  Included in the balance of unrecognized tax benefits were $13,613 as of December 31, 2014 and $12,807 as of September 30, 2014, of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $115 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued gross interest and penalties of $1,236 as of December 31, 2014 and $1,158 as of September 30, 2014.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended
	December 31,
	2014	2013
Company costs	$6,178	$5,289

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired employees in the United States, the United Kingdom, and Japan.  During the third quarter of fiscal year 2014, Woodward terminated its defined benefit pension plan in Switzerland due to workforce reductions related to the closure of Woodward’s Swiss facility in connection with the realignment of the renewable power business that occurred in the third quarter of fiscal year 2013.  Woodward also provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits.  Postretirement medical benefits are provided to certain current and retired employees and their covered dependents and beneficiaries in the United States and the United Kingdom.  Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current employees.  A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

U.S. GAAP requires that, for obligations outstanding as of September 30, 2014, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended December 31,
	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Service cost	$504	$872	$202	$259	$706	$1,131
Interest cost	1,497	1,610	546	595	2,043	2,205
Expected return on plan assets	(2,670)	(2,434)	(778)	(757)	(3,448)	(3,191)
Amortization of:
Net actuarial (gain) loss	99	83	49	161	148	244
Prior service cost (benefit)	96	19	-	(1)	96	18
Net periodic retirement pension (benefit) cost	$(474)	$150	$19	$257	$(455)	$407
Contributions paid	$-	$100	$1,101	$1,571	$1,101	$1,671

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended
	December 31,
	2014	2013
Service cost	$7	$12
Interest cost	308	358
Amortization of:
Net actuarial (gain) loss	(18)	(50)
Prior service cost (benefit)	(40)	(40)
Net periodic other postretirement (benefit) cost	$257	$280
Contributions paid	$326	$506

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans.  As a result, the actual funding in fiscal year 2015 may differ from the current estimate.  Woodward estimates its remaining cash contributions in fiscal year 2015 will be as follows:

Retirement pension benefits:
United States	$21
United Kingdom	1,413
Japan	-
Other postretirement benefits	3,452

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended
	December 31,
	2014	2013
Company contributions	$167	$190

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

	Three-Months Ended
	December 31,
	2014			2013
Expected term (years)	6.2	-	8.8	5.8	-	8.6
Estimated volatility	36.5%			38.5%
Estimated dividend yield	0.7%			0.8%
Risk-free interest rate	2.0%	-	2.3%	1.7%	-	2.5%

The following is a summary of the activity for stock option awards during the three-months ended December 31, 2014:

	Three-Months Ended
	December 31, 2014
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	4,501	$28.08
Options granted	751	46.55
Options exercised	(66)	21.18
Options forfeited	(16)	35.33
Options, ending balance	5,170	30.83

Changes in non-vested stock options during the three-months ended December 31, 2014 were as follows:

	Three-Months Ended
	December 31, 2014
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	1,679	$34.83
Options granted	751	46.55
Options vested	(644)	32.97
Options forfeited	(16)	35.33
Options, ending balance	1,770	40.48

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2014 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,170	$30.83	6.0	$95,120
Options vested and exercisable	3,400	25.81	4.5	79,634
Options vested and expected to vest	5,014	30.46	5.9	94,085

Restricted Stock

In the first quarter of fiscal year 2014, Woodward granted an award of 24 shares of restricted stock to its Chief Executive Officer and President, Thomas A. Gendron.  Subject to Mr. Gendron’s continued employment by the Company, these shares of restricted stock will vest 100% following the end of the Company’s fiscal year 2017 if a specified cumulative earnings per share (“EPS”) target is met or exceeded for fiscal years 2014 through 2017.  If this EPS target is not met, all shares of restricted stock will be forfeited by Mr. Gendron.    The shares of restricted stock were awarded to Mr. Gendron pursuant to a form restricted stock agreement approved by Woodward’s Compensation Committee.

Woodward recognizes stock compensation expense on a straight-line basis over the requisite service period.

A summary of the activity for restricted stock awards in the three-months ended December 31, 2014 follows:

	Three-Months Ended
	December 31, 2014
	Number	Fair Value per Share
Beginning balance	24	$39.43
Shares granted	-	n/a
Shares vested	-	n/a
Shares forfeited	-	n/a
Ending balance	24	39.43

At December 31, 2014, there was approximately $18,004 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan (for which no further grants will be made) and the 2006 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended
	December 31,
	2014	2013
Segment external net sales:
Aerospace	$255,770	$229,872
Energy	231,876	199,170
Total consolidated net sales	$487,646	$429,042
Segment earnings:
Aerospace	$35,793	$22,549
Energy	39,268	27,071
Total segment earnings	75,061	49,620
Nonsegment expenses	(12,167)	(10,673)
Interest expense, net	(5,822)	(6,003)
Consolidated earnings before income taxes	$57,072	$32,944

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	December 31, 2014	September 30, 2014
Segment assets:
Aerospace	$1,438,631	$1,440,355
Energy	622,322	610,345
Total segment assets	2,060,953	2,050,700
Unallocated corporate property, plant and equipment, net	74,744	72,992
Other unallocated assets	218,962	273,510
Consolidated total assets	$2,354,659	$2,397,202

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	descriptions of our plans and expectations for future operations;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the effect of changes in the level of activity in particular industries or markets;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock; and
•	future levels of indebtedness and capital spending.

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:

•	a decline in business with, or financial distress of, our significant customers;
•	global economic uncertainty and instability in the financial markets;
•	our ability to manage product liability claims, product recalls or other liabilities associated with the products and services that we provide;
•

our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;

•	the long sales cycle, customer evaluation process, and implementation period of some of our products and services;
•	our ability to implement and realize the intended effects of any restructuring and alignment efforts;
•	our ability to successfully manage competitive factors, including prices, promotional incentives, competitor product development, industry consolidation, and commodity and other input cost increases;
•	our ability to manage our expenses and product mix while responding to sales increases or decreases;
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

•	our ability to manage additional tax expense and exposures;
•	risks related to our U.S. Government contracting activities, including liabilities resulting from legal and regulatory proceedings, inquiries, or investigations related to such activities;
•

the potential of a significant reduction in defense sales due to decreases in the amount of U.S. Federal defense spending or other specific budget cuts impacting defense programs in which we participate;

•	changes in government spending patterns, priorities, subsidy programs and/or regulatory requirements;
•	future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;
•	future results of our subsidiaries;
•	environmental liabilities related to manufacturing activities and/or real estate acquisitions;
•	our continued access to a stable workforce and favorable labor relations with our employees;
•	physical and other risks related to our operations and suppliers, including natural disasters, which could disrupt production;
•

our ability to successfully manage regulatory, tax, and legal matters (including the adequacy of amounts accrued for contingencies, the U.S. Foreign Corrupt Practices Act, and product liability, patent, and intellectual property matters);

•	risks related to our common stock, including changes in prices and trading volumes;
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

•	industry risks, including increases in natural gas prices, unforeseen events that may reduce commercial aviation and increasing emissions standards;
•	our operations may be adversely affected by information systems interruptions or intrusions; and
•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.

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

EBIT and EBITDA for the three-months ended December 31,  2014  and December 31, 2013  were as follows:

	Three-Months Ended December 31,
	2014	2013
Net earnings	$43,784	$23,383
Income taxes	13,288	9,561
Interest expense	5,949	6,062
Interest income	(127)	(59)
EBIT	62,894	38,947
Amortization of intangible assets	7,575	8,484
Depreciation expense	10,998	10,632
EBITDA	$81,467	$58,063

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

Free cash flow for the three-months ended December 31, 2014 and December 31, 2013 were as follows:

	Three-Months Ended December 31,
	2014	2013
Net cash provided by operating activities	$37,856	$44,433
Payments for property, plant and equipment	(46,621)	(37,149)
Free cash flow	$(8,765)	$7,284

OVERVIEW

Operational Highlights

Net sales for the first quarter of fiscal year 2015 increased by 13.7% to $487,646 compared to $429,042 for the first quarter of the prior fiscal year.

Historically, sales in the first quarter of our fiscal year have generally been lower than the final three quarters of the fiscal year due to the observance of various holidays and scheduled plant shutdowns for annual maintenance, as well as variability in customer buying patterns.  However, we experienced stronger than average customer buying patterns in the first quarter of fiscal year 2015 as compared to fiscal first quarters for the last five years.

Net earnings for the first quarter of fiscal year 2015 were $43,784, or $0.66 per diluted share, an increase in net earnings of 87.2% compared to $23,383, or $0.34 per diluted share, for the first quarter of fiscal year 2014.  Net earnings for the first quarter of fiscal year 2015 included an after-tax benefit of $5,063, or $0.08 per diluted share, related to the retroactive extension of the U.S. research and experimentation tax credit for the nine-month period ended September 30, 2014.

EBIT increased by $23,947, or 61.5%, to $62,894 for the first quarter of fiscal year 2015, compared to $38,947 for the first quarter of fiscal year 2014.  EBITDA for the first quarter of fiscal year 2015  was $81,467, an increase of 40.3% from $58,063 for the first quarter of fiscal year 2014.

Liquidity Highlights

Net cash provided by operating activities for the first quarter of fiscal year 2015 was $37,856, compared to $44,433 for the first quarter of fiscal year 2014.

Free cash flow for the first quarter of fiscal year 2015 was  an outflow of $8,765, compared to an inflow of $7,284 for the first quarter of fiscal year 2014,  primarily attributable to $9,472 of higher capital expenditures and lower net cash provided by operating activities in the first quarter of fiscal year 2015 as compared to the same period of the prior year.

At December 31, 2014, we held $58,462 in cash and cash equivalents, and had total outstanding debt of $700,000 with additional borrowing availability of $390,992, net of outstanding letters of credit, under our $600,000 revolving credit facility.  There was additional borrowing capacity of $27,569 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended
	December 31, 2014	% of Net Sales	December 31, 2013	% of Net Sales
Net sales	$487,646	100%	$429,042	100%
Costs and expenses:
Cost of goods sold	343,760	70.5	315,466	73.5
Selling, general, and administrative expenses	39,843	8.2	37,328	8.7
Research and development costs	34,029	7.0	29,424	6.9
Amortization of intangible assets	7,575	1.6	8,484	2.0
Interest expense	5,949	1.2	6,062	1.4
Interest income	(127)	(0.0)	(59)	(0.0)
Other (income) expense, net	(455)	(0.1)	(607)	(0.1)
Total costs and expenses	430,574	88.3	396,098	92.3
Earnings before income taxes	57,072	11.7	32,944	7.7
Income tax expense	13,288	2.7	9,561	2.2
Net earnings	$43,784	9.0	$23,383	5.5

Other select financial data:

	December 31,	September 30,
	2014	2014
Working capital	$616,741	$668,628
Total debt	700,000	710,000
Total stockholders' equity	1,162,452	1,160,944

Net Sales

Consolidated net sales for the first quarter of fiscal year 2015 increased by $58,604, or 13.7%, compared to the same period of fiscal year 2014.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended December 31, 2013	$429,042
Aerospace volume	23,752
Energy volume	45,307
Price and sales mix	1,716
Effects of changes in foreign currency rates	(12,171)
Consolidated net sales for the period ended December 31, 2014	$487,646

The increase in net sales for the first quarter of fiscal year 2015 was primarily attributable to improvements in the majority of the markets in both the Aerospace and Energy segments.  In Energy, sales of industrial gas turbine systems, natural gas bus and truck systems and wind turbine power converters were up significantly in the current year’s first quarter when compared to the prior year’s first quarter.  In Aerospace, we saw all markets improved as compared to the prior year’s first quarter.

During the first quarter of fiscal year 2015, our net sales were negatively impacted by $12,171 due to unfavorable impacts of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2014, driven primarily by changes in the European Monetary Unit.

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

Costs and Expenses

The Woodward variable compensation plan, which is tied to financial and operating performance, covers all segments and substantially all members.  Therefore, variable compensation expense can vary significantly from fiscal year to year.  As a result of improved financial performance during the first quarter of fiscal year 2015 as compared to the first quarter of fiscal year 2014, variable compensation expense increased approximately $13,000 and is reflected in cost of goods sold, selling, general and administrative expenses, and research and development costs.

Cost of goods sold increased by $28,294 to $343,760, or 70.5% of net sales, for the first quarter of fiscal year 2015 from $315,466, or 73.5% of net sales, for the first quarter of fiscal year 2014.  The increase in costs of goods sold is attributable to the higher sales volumes and variable compensation expense in the first quarter of fiscal year 2015 as compared to fiscal year 2014.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 29.5% for the first quarter of fiscal year 2015, compared to 26.5% for the same period of the prior fiscal year.  Gross margin for the first quarter of fiscal year 2015 was up compared to the first quarter of fiscal year 2014, primarily related to the increase in sales volume and related fixed cost leverage, improved product mix in the Aerospace segment, and overall operational improvements, partially offset by increased variable compensation expense, in the current year’s first quarter as compared to the prior year’s first quarter.

Selling, general, and administrative expenses increased by $2,515 or 6.7%, to $39,843 for the first quarter of fiscal year 2015 as compared to $37,328 for the same period of fiscal year 2014.  Selling, general and administrative expenses decreased as a percentage of net sales to 8.2% for the first quarter of fiscal year 2015 as compared to 8.7% for the same period of fiscal year 2014.  The increase in selling, general and administrative expenses for the first quarter of fiscal year 2015 is primarily due to increased variable compensation expense.

Research and development costs increased by $4,605, or 15.7%, to $34,029 for the first quarter of fiscal year 2015  as compared to $29,424 for the same period of fiscal year 2014.  Research and development costs increased as a percentage of net sales to 7.0% for the first quarter of fiscal year 2015 as compared to 6.9% for the same period of fiscal year 2014.  Research and development costs increased primarily due to higher variable compensation expense in the first quarter of fiscal year 2015 as compared to the same period of fiscal year 2014.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Amortization of intangible assets decreased to $7,575 for the first quarter of fiscal year 2015 compared to $8,484 for the same period of fiscal year 2014.  As a percentage of net sales, amortization of intangible assets decreased to 1.6% for the first quarter of fiscal year 2015 as compared to 2.0% for the same period of fiscal year 2014.  The decrease in amortization expense is primarily related to some intangible assets becoming fully amortized during the prior fiscal year.

Interest expense decreased slightly to $5,949, or 1.2% of net sales, for the first quarter of fiscal year 2015, compared to $6,062, or 1.4% of net sales, for the same period of fiscal year 2014.

Income taxes were provided at an effective rate on earnings before income taxes of 23.3% for the first quarter of fiscal year 2015, compared to 29.0% for the same period of fiscal year 2014.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

Three-Month
Period
Effective tax rate for the period ended December 31, 2013	29.0%
Research and experimentation credit	(8.9)
Adjustment of prior period tax items	1.4
Taxes on international activities	1.9
Other	(0.1)
Effective tax rate for the period ended December 31, 2014	23.3%

The decrease in the year-over-year effective tax rate for the three-months ended December 31, 2014 is primarily attributable to the retroactive extension of the U.S. research and experimentation tax credit for calendar year 2014, which was enacted in December 2014.  The portion related to the nine-months ended September 30, 2014 was $5,063 and was included in the results of the first fiscal quarter of fiscal year 2015.  No similar retroactive benefit occurred in the prior fiscal year.

Segment Results

The following table presents sales by segment:

	Three-Months Ended December 31,
	2014		2013
Net sales:
Aerospace	$255,770	52.4%	$229,872	53.6%
Energy	231,876	47.6	199,170	46.4
Consolidated net sales	$487,646	100.0%	$429,042	100.0%

The following table presents earnings by segment:

	Three-Months Ended December 31,
	2014	2013
Aerospace	$35,793	$22,549
Energy	39,268	27,071
Total segment earnings	75,061	49,620
Nonsegment expenses	(12,167)	(10,673)
Interest expense, net	(5,822)	(6,003)
Consolidated earnings before income taxes	57,072	32,944
Income tax expense	(13,288)	(9,561)
Consolidated net earnings	$43,784	$23,383

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended December 31,
	2014	2013
Aerospace	14.0%	9.8%
Energy	16.9%	13.6%

Aerospace

Aerospace segment net sales were $255,770 for the first quarter of fiscal year 2015, compared to $229,872 for the same period of fiscal year 2014.  The increase in segment net sales for the first quarter of fiscal year 2015 as compared to the same period of fiscal year 2014 was driven primarily by strong commercial aftermarket sales, some recovery in the defense aftermarket, and a moderate increase in commercial original equipment manufacturer (“OEM”) sales.  Defense OEM sales were relatively flat when compared to the prior year’s first quarter.

Defense sales continue to reflect the ongoing U.S. government budget constraints, which have impacted the timing of contracts and upgrade programs, and we continue to expect variability during the current fiscal year.

Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on improved airline demand and new product introduction.  The commercial aftermarket showed significant improvement as global passenger traffic growth continues to drive aircraft utilization.

Aerospace segment earnings increased by $13,244, or 58.7%,  to $35,793 for the first quarter of fiscal year 2015, compared to $22,549 for the same period of fiscal year 2014 due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2013	$22,549
Sales volume	12,170
Price, sales mix and productivity	6,660
Variable compensation expense	(7,597)
Other, net	2,011
Earnings for the period ended December 31, 2014	$35,793

Aerospace segment earnings as a percentage of sales were 14.0% for the first quarter of fiscal year 2015 compared to 9.8% for the same period of fiscal year 2014.  The increase was primarily attributable to increased sales volume and related fixed cost leverage, favorable product mix due to increased aftermarket sales, and productivity improvements,  partially offset by increased variable compensation expense.

Energy

Energy segment net sales were $231,876 for the first quarter of fiscal year 2015, compared to $199,170 for the same period of fiscal year 2014.  The increase in sales is primarily attributable to increased sales volumes of industrial gas turbine systems, natural gas bus and truck systems, wind turbine power converters, and steam turbine compressor and distribution controls.  The increase in sales of natural gas bus and truck systems reflected increased demand in the volatile China market driven by customer rebates for truck manufacturers that drove short-term demand.  These increases were partially offset by the unfavorable impact of changes in foreign currency exchange rates and declines in diesel reciprocating engine sales and power generation and distribution controls sales.

Energy segment earnings increased by $12,197, or 45.1%, to $39,268 for the first quarter of fiscal year 2015, compared to $27,071 for the same period of fiscal year 2014 due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2013	$27,071
Sales volume	20,388
Price and sales mix	(1,572)
Variable compensation expense	(5,571)
Effects of changes in foreign currency rates	(2,200)
Other, net	1,152
Earnings for the period ended December 31, 2014	$39,268

Energy segment earnings as a percentage of sales increased to 16.9%  in the first quarter of  fiscal year 2015 compared to 13.6% for the same period of fiscal year 2014.    The increase in segment earnings for the first quarter of fiscal year 2015 as compared to the same period of fiscal year 2014 was driven primarily by increased sales volume and related fixed cost leverage, partially offset by increased variable compensation expense and unfavorable product mix.  Foreign currency exchange rates had an unfavorable impact of $2,200 for the first quarter of fiscal year 2015 compared to the same period of fiscal year 2014.

Nonsegment expenses

Nonsegment expenses for the first quarter of fiscal year 2015 increased to $12,167 compared to $10,673 for the same period of fiscal year 2014.  As a percent of sales, nonsegment expenses for the first quarter of fiscal year 2015 were 2.5% of net sales, consistent with the same period of fiscal year 2014.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have been able to satisfy our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities.  We expect that cash generated from our operating activities, together with borrowings under our revolving credit facility, will be sufficient to fund our continuing operating needs, including capital expansion funding for the foreseeable future.

Our aggregate cash and cash equivalents were $58,462 at December 31, 2014 and $115,287 at September 30, 2014, and our working capital was $616,741 at December 31, 2014 and $668,628 at September 30, 2014.  Of the $58,462 of cash and cash equivalents held at December 31, 2014, $53,060 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts bankers acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers acceptance note as of the maturity date.  The maturity date of bankers acceptance notes varies, but it is Woodward’s policy to only accept bankers acceptance notes with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a bankers acceptance note from a customer, such customer has no further obligation to pay Woodward for the related accounts receivable balance.  Woodward had bankers acceptance notes of $58,482 at December 31, 2014 and $62,352 at September 30, 2014 recorded as non-customer accounts receivable on its consolidated balance sheets.  Woodward only accepts bankers acceptance notes issued by creditworthy banks as to which the credit risk associated with the bankers acceptance note is assessed to be low.

Our revolving credit facility, which we entered into on July 10, 2013, matures in July 2018 and provides a borrowing capacity of up to $600,000 with the option to increase total available borrowings to up to $800,000, subject to lenders’ participation.  We can borrow against our $600,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our stock, payments of dividends, acquisitions, and facilities expansions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of our $600,000 revolving credit facility and our other credit facilities, see Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At December 31, 2014, we had total outstanding debt of $700,000, with additional borrowing availability of $390,992 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $27,569 under various foreign credit facilities.

At December 31, 2014, we had $200,000 of borrowings outstanding under our revolving credit facility, which was classified as long-term, and no borrowings outstanding under our foreign credit facilities.    Revolving credit facility and short-term borrowing activity during the three months ended December 31, 2014 were as follows:

Maximum daily balance during the period	$295,000
Average daily balance during the period	$262,611
Weighted average interest rate on average daily balance	1.23%

We  believe we were in compliance with all our debt covenants at December 31, 2014.  See Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

We are currently developing a second campus in the greater-Rockford, Illinois area for our Aerospace segment.  This campus is intended to support the growth expected over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  These investments are expected to result in future productivity gains for our existing and new business.  However, given the significance of the anticipated volumes associated with the new system platforms, we still expect our Rockford area workforce to increase substantially, by as much as 70%-90% from current levels, by the end of 2021.  In addition, in September 2013, we invested in a building site in Niles, Illinois.  We are building a new facility on this site for our Aerospace segment and have started to relocate some of our operations currently residing in nearby Skokie, Illinois, to this new facility.  We are also developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Energy segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  In total, we anticipate investing approximately $500,000 through fiscal year 2016 in land, buildings and equipment among our two Rockford, Illinois area campuses, the facility in Niles, Illinois, and a new campus at our corporate headquarters in Fort Collins, Colorado.  Of this $500,000 anticipated amount, we have spent approximately $250,000 to date related to these investments.

We believe that cash flows from operations, along with our contractually committed borrowings and other borrowing capability, will continue to be sufficient to fund anticipated capital spending requirements and our operations for the foreseeable future.  However, we could be adversely affected if the financial institutions providing our capital requirements refuse to honor their contractual commitments, cease lending, or declare bankruptcy.  While we believe the lending institutions participating in our credit arrangements are financially stable, events in the global credit markets, including the failure, takeover or rescue by various government entities of major financial institutions, have created uncertainty with respect to credit availability.

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

Cash Flows

	Three-Months Ended
	December 31,
	2014	2013
Net cash provided by operating activities	$37,856	$44,433
Net cash used in investing activities	(46,531)	(37,109)
Net cash used in financing activities	(45,455)	(1,959)
Effect of exchange rate changes on cash and cash equivalents	(2,695)	669
Net change in cash and cash equivalents	(56,825)	6,034
Cash and cash equivalents at beginning of period	115,287	48,556
Cash and cash equivalents at end of period	$58,462	$54,590

Net cash flows provided by operating activities for the first quarter of fiscal year 2015 was $37,856 compared to $44,433 for the same period of fiscal year 2014.  The decrease of $6,577 is primarily attributable to higher sales in the first quarter of fiscal year 2015.

Net cash flows used in investing activities for the first quarter of fiscal year 2015 was $46,531 compared to $37,109 in the same period of fiscal year 2014.  The increase in cash used in investing activities compared to the same period of the last fiscal year is due to increases in capital expenditures.  Payments for property, plant and equipment increased by $9,472 to $46,621 in the first quarter of fiscal year 2015 as compared to $37,149 in the same period of fiscal year 2014 related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new facility in Niles, Illinois, and a new campus at our headquarters in Fort Collins, Colorado.

Net cash flows used in financing activities for the first quarter of fiscal year 2015 was $45,455 compared to $1,959 for the same period of fiscal year 2014.  During the first quarter of fiscal year 2015, we had net short and long-term payments of $10,000 compared to net debt borrowings of $44,000 in the same period of fiscal year 2014.  Higher borrowings in the first quarter of fiscal year 2015 were primarily attributable to the increases in capital expenditures in the current year.  We utilized $32,118 to repurchase 622 shares of our common stock in the first quarter of fiscal year 2015 under our existing stock repurchase program, compared to $43,616 to repurchase 1,037 shares of our common stock in the same period of fiscal year 2014.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first three months of fiscal year 2015.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2014 through October 31, 2014 (2)	491	$51.21	-	$58,512
November 1, 2014 through November 30, 2014 (2)	561,191	51.62	547,907	30,230
December 1, 2014 through December 31, 2014 (2)	74,792	51.54	74,400	26,394
(1)

In July 2013, our Board of Directors authorized a program for the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will expire in July 2016.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 491 shares of Woodward common stock were acquired on the open market in October 2014, 13,284 shares in November 2014, and 70 shares in December 2014, all in relation to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 322 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in December 2014.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: January 20, 2015	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: January 20, 2015	/s/ Robert F. Weber, Jr.
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

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report