Form 10-Q
period 2015-03-31
Woodward, Inc.
filed 2015-04-21
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2015

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

Yes ☐ No ☒

As of April 16, 2015,  65,320,656 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net sales	$493,222	$482,467	$980,868	$911,509
Costs and expenses:
Cost of goods sold	355,602	340,028	699,362	655,494
Selling, general and administrative expenses	38,450	35,283	78,293	72,611
Research and development costs	30,328	35,805	64,357	65,229
Amortization of intangible assets	7,227	8,657	14,802	17,141
Interest expense	5,329	6,185	11,278	12,247
Interest income	(221)	(57)	(348)	(116)
Other (income) expense, net (Note 15)	(1,084)	(190)	(1,539)	(797)
Total costs and expenses	435,631	425,711	866,205	821,809
Earnings before income taxes	57,591	56,756	114,663	89,700
Income tax expense	13,736	11,958	27,024	21,519
Net earnings	$43,855	$44,798	$87,639	$68,181

Earnings per share (Note 3):
Basic earnings per share	$0.67	$0.67	$1.34	$1.01
Diluted earnings per share	$0.66	$0.66	$1.32	$1.00

Weighted Average Common Shares Outstanding (Note 3):
Basic	65,159	66,633	65,242	67,182
Diluted	66,540	67,905	66,641	68,463
Cash dividends per share paid to Woodward common stockholders	$0.10	$0.08	$0.18	$0.16

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net earnings	$43,855	$44,798	$87,639	$68,181
Other comprehensive earnings:
Foreign currency translation adjustments	(22,012)	(243)	(34,945)	4,231
Taxes on changes in foreign currency translation adjustments	411	(139)	1,260	294
	(21,601)	(382)	(33,685)	4,525
Reclassification of net realized losses on derivatives to earnings	24	24	49	49
Taxes on changes in derivative transactions	(8)	(9)	(18)	(18)
	16	15	31	31
Minimum retirement benefit liability adjustments (Note 17)
Amortization of:
Net prior service cost (benefit)	57	(22)	113	(44)
Net loss	127	195	257	389
Foreign currency exchange rate changes on minimum retirement benefit liabilities	518	(124)	1,058	(220)
Taxes on changes in minimum retirement liability adjustments, net of foreign currency exchange rate changes	(252)	(18)	(509)	(45)
	450	31	919	80
Total comprehensive earnings	$22,720	$44,462	$54,904	$72,817

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$80,761	$115,287
Accounts receivable, less allowance for uncollectible amounts of $6,546 and $7,078, respectively	311,078	346,858
Inventories	475,957	451,944
Income taxes receivable	20,298	6,574
Deferred income tax assets	41,157	40,774
Other current assets	43,822	47,207
Total current assets	973,073	1,008,644
Property, plant and equipment, net	632,638	513,279
Goodwill	556,500	559,724
Intangible assets, net	239,515	254,772
Deferred income tax assets	6,576	6,292
Other assets	56,346	54,491
Total assets	$2,464,648	$2,397,202
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$-
Accounts payable	237,915	160,683
Income taxes payable	9,583	6,130
Deferred income tax liabilities	418	472
Accrued liabilities	124,373	172,731
Total current liabilities	372,289	340,016
Long-term debt, less current portion	713,000	710,000
Deferred income tax liabilities	89,423	85,031
Other liabilities	94,347	101,211
Total liabilities	1,269,059	1,236,258
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	124,712	112,491
Accumulated other comprehensive earnings (losses)	(36,268)	(3,533)
Deferred compensation	4,485	3,915
Retained earnings	1,414,355	1,338,468
	1,507,390	1,451,447
Treasury stock at cost, 7,653 shares and 7,397 shares, respectively	(307,316)	(286,588)
Treasury stock held for deferred compensation, at cost, 191 shares and 198 shares, respectively	(4,485)	(3,915)
Total stockholders' equity	1,195,589	1,160,944
Total liabilities and stockholders' equity	$2,464,648	$2,397,202

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$87,639	$68,181
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,249	38,835
Net (gain) loss on sales of assets	(718)	136
Stock-based compensation	7,890	6,330
Excess tax benefits from stock-based compensation	(736)	(2,163)
Deferred income taxes	3,628	(2,306)
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	49	49
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	26,417	59,408
Inventories	(36,085)	(27,698)
Accounts payable and accrued liabilities	6,231	(23,884)
Current income taxes	(9,173)	15,158
Retirement benefit obligations	(2,490)	(2,486)
Other	2,639	(4,916)
Net cash provided by operating activities	122,540	124,644
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(109,402)	(68,560)
Proceeds from sale of assets	2,345	154
Net cash used in investing activities	(107,057)	(68,406)
Cash flows from financing activities:
Cash dividends paid	(11,752)	(10,754)
Proceeds from sales of treasury stock	2,460	6,147
Payments for repurchases of common stock	(32,118)	(99,655)
Excess tax benefits from stock compensation	736	2,163
Borrowings on revolving lines of credit and short-term borrowings	255,000	256,071
Payments on revolving lines of credit and short-term borrowings	(252,000)	(151,069)
Proceeds from issuance of long-term debt	-	250,000
Payments of long-term debt	-	(300,000)
Payments of debt financing costs	-	(1,297)
Net cash used in financing activities	(37,674)	(48,394)
Effect of exchange rate changes on cash and cash equivalents	(12,335)	265
Net change in cash and cash equivalents	(34,526)	8,109
Cash and cash equivalents at beginning of period	115,287	48,556
Cash and cash equivalents at end of period	$80,761	$56,665

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2013	-	72,960	(4,883)	(232)	$106	$101,147	$25,742	$43	$(10,670)	$15,115	$4,007	$1,193,887	$(167,710)	$(4,007)	$1,142,545
Net earnings	-	-	-	-	-	-	-	-	-	-	-	68,181	-	-	68,181
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	4,525	31	80	4,636	-	-	-	-	4,636
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(10,754)	-	-	(10,754)
Purchases of treasury stock	-	-	(2,388)	-	-	-	-	-	-	-	-	-	(101,241)	-	(101,241)
Sales of treasury stock	-	-	354	-	-	(4,203)	-	-	-	-	-	-	11,065	-	6,862
Common shares issued from treasury stock for benefit plans	-	-	260	-	-	2,837	-	-	-	-	-	-	8,356	-	11,193
Tax benefit attributable to exercise of stock options	-	-	-	-	-	2,046	-	-	-	-	-	-	-	-	2,046
Stock-based compensation	-	-	-	-	-	6,330	-	-	-	-	-	-	-	-	6,330
Purchases of stock by deferred compensation plan	-	-	-	(6)	-	-	-	-	-	-	276	-	-	(276)	-
Distribution of stock from deferred compensation plan	-	-	-	23	-	-	-	-	-	-	(274)	-	-	274	-
Balances as of March 31, 2014	-	72,960	(6,657)	(215)	$106	$108,157	$30,267	$74	$(10,590)	$19,751	$4,009	$1,251,314	$(249,530)	$(4,009)	$1,129,798

Balances as of October 1, 2014	-	72,960	(7,397)	(198)	$106	$112,491	$10,819	$105	$(14,457)	$(3,533)	$3,915	$1,338,468	$(286,588)	$(3,915)	$1,160,944
Net earnings	-	-	-	-	-	-	-	-	-	-	-	87,639	-	-	87,639
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(33,685)	31	919	(32,735)	-	-	-	-	(32,735)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(11,752)	-	-	(11,752)
Purchases of treasury stock	-	-	(622)	-	-	-	-	-	-	-	-	-	(32,118)	-	(32,118)
Sales of treasury stock	-	-	107	-	-	(846)	-	-	-	-	-	-	3,306	-	2,460
Common shares issued from treasury stock for benefit plans	-	-	259	-	-	4,490	-	-	-	-	-	-	8,084	-	12,574
Tax benefit attributable to exercise of stock options	-	-	-	-	-	687	-	-	-	-	-	-	-	-	687
Stock-based compensation	-	-	-	-	-	7,890	-	-	-	-	-	-	-	-	7,890
Purchases of stock by deferred compensation plan	-	-	-	(17)	-	-	-	-	-	-	859	-	-	(859)	-
Distribution of stock from deferred compensation plan	-	-	-	24	-	-	-	-	-	-	(289)	-	-	289	-
Balances as of March 31, 2015	-	72,960	(7,653)	(191)	$106	$124,712	$(22,866)	$136	$(13,538)	$(36,268)	$4,485	$1,414,355	$(307,316)	$(4,485)	$1,195,589

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2015 and for the three and six-months ended March 31, 2015 and March 31, 2014, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2015, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The Condensed Consolidated Balance Sheet as of September 30, 2014 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended.  The results of operations for the three and six-months ended March 31, 2015 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements included herein.  Significant estimates in these Condensed Consolidated Financial Statements include allowances for uncollectible amounts, net realizable value of inventories, customer rebates earned, warranty reserves, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, valuation of identifiable intangible assets and goodwill, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees and board members, and contingencies.  Actual results could vary materially from Woodward’s estimates.

Note 2.  Recent accounting pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  Under ASU 2015-03 Woodward will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset.  Amortization of such costs will continue to be reported as interest expense.  ASU 2015-03 is effective for fiscal years − and interim periods within those fiscal years − beginning after December 15, 2015 (fiscal year 2017 for Woodward), but early adoption is allowed.  Woodward has not determined in which period the new guidance will be adopted. Retrospective adoption is required.  Woodward had unamortized debt issuance costs of $3,769 as of March 31, 2015 and $4,276 as of September 30 2014, these costs will be reclassified from other assets to long-term debt upon adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  The amendments (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements, and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (fiscal year 2018 for Woodward), including interim periods within that reporting period.  Early adoption is not permitted.  An entity should adopt the amendments using one of the following methods: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  Woodward has not determined what transition method it will use and is currently assessing the impact that this guidance may have on its Consolidated Financial Statements.  In April 2015, the FASB announced it plans to propose extending the deadline for the adoption of ASU 2014-09 by one year.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Numerator:
Net earnings	$43,855	$44,798	$87,639	$68,181
Denominator:
Basic shares outstanding	65,159	66,633	65,242	67,182
Dilutive effect of stock options and restricted stock	1,381	1,272	1,399	1,281
Diluted shares outstanding	66,540	67,905	66,641	68,463
Income per common share:
Basic earnings per share	$0.67	$0.67	$1.34	$1.01
Diluted earnings per share	$0.66	$0.66	$1.32	$1.00

The following stock option grants were outstanding during the three and six-months ended March 31, 2015 and 2014, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Options	698	720	701	244
Weighted-average option price	$46.55	$41.02	$46.54	$41.08

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Weighted-average treasury stock shares held for deferred compensation obligations	202	225	201	228

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of March 31, 2015 or September 30, 2014.

	At March 31, 2015				At September 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$79,973	$-	$-	$79,973	$92,590	$-	$-	$92,590
Investments in money market funds	15	-	-	15	11,210	-	-	11,210
Investments in reverse repurchase agreements	773	-	-	773	11,487	-	-	11,487
Equity securities	10,435	-	-	10,435	9,645	-	-	9,645
Total financial assets	$91,196	$-	$-	$91,196	$124,932	$-	$-	$124,932

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

Accounts receivable and accounts payable are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2015		At September 30, 2014
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	16,133	15,466	15,988	15,228
Liabilities:
Long-term debt, including current portion	2	(754,762)	(713,000)	(752,513)	(710,000)

In fiscal years 2014 and 2013, Woodward received long-term notes from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 3.1% at March 31, 2015 and 3.2% at September 30, 2014.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term note were 3.1% at March 31, 2015 and 3.2% at September 30, 2014.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.3% at March 31, 2015 and 2.4% at September 30, 2014.

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

Woodward did not enter into any derivatives or hedging transactions during either the three or six-months ended March 31, 2015 or March 31, 2014.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses (“accumulated OCI”), were net gains of $219 as of March 31, 2015 and $170 as of September 30, 2014.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Condensed Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2015	2014	2015	2014
Amount of (income) expense recognized in earnings on derivative	$24	$24	$49	$49
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-	-	-
Amount of (gain) loss reclassified from accumulated OCI into earnings	24	24	49	49

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of March 31, 2015, Woodward expects to reclassify $107 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 6.  Supplemental statement of cash flows information

	Six-Months Ended March 31,
	2015	2014
Interest paid, net of amounts capitalized	$15,507	$13,465
Income taxes paid	31,060	14,343
Income tax refunds received	387	1,330
Non-cash activities:
Purchases of property, plant and equipment on account	54,381	8,899
Common shares issued from treasury for benefit plans (Note 17)	12,574	11,193
Notes receivable from municipalities for economic development incentives	-	6,596
Cashless exercise of stock options	-	715
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	-	871

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

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts from Chinese customers, in settlement of certain customer accounts receivable, bankers’ acceptance notes issued by creditworthy Chinese banks.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is Woodward’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay Woodward for the related accounts receivable balance.  Woodward only accepts bankers’ acceptance notes issued by creditworthy banks as to which the credit risk associated with the bankers acceptance note is assessed to be minimal.

The composition of Woodward’s accounts receivable at March 31, 2015 and September 30, 2014 follows:

	March 31,	September 30,
	2015	2014
Accounts receivable from:
Customers	$280,905	$291,584
Other (Chinese financial institutions)	36,719	62,352
Allowance for uncollectible customer amounts	(6,546)	(7,078)
	$311,078	$346,858

Note 8.  Inventories

	March 31,	September 30,
	2015	2014
Raw materials	$72,415	$60,442
Work in progress	98,071	93,836
Component parts (1)	255,207	247,299
Finished goods	50,264	50,367
	$475,957	$451,944
(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 9.  Property, plant, and equipment

	March 31,	September 30,
	2015	2014
Land and land improvements	$63,144	$66,303
Buildings and improvements	254,689	197,587
Leasehold improvements	19,324	20,026
Machinery and production equipment	330,136	326,403
Computer equipment and software	104,968	103,852
Office furniture and equipment	23,975	20,992
Other	18,405	18,839
Construction in progress	278,365	223,958
	1,093,006	977,960
Less accumulated depreciation	(460,368)	(464,681)
Property, plant and equipment, net	$632,638	$513,279

Included in “Land and land improvements” and “Buildings and improvements” are assets held for sale of $677 at March 31, 2015 and $2,465 at September 30, 2014.  During the quarter ended March 31, 2015, Woodward completed the sale of certain of the assets held for sale.

Woodward is developing a second campus in the greater-Rockford, Illinois area for its Aerospace segment in order to address the growth expected over the next ten years and beyond and to support a substantial number of recently awarded new system platforms, particularly on narrow-body aircraft.  Included in “Construction in progress” are $123,311 at March 31, 2015 and $85,283 at September 30, 2014, of costs associated with the construction of the second campus and new equipment purchases, including capitalized interest of $4,935 at March 31, 2015 and $2,963 at September 30, 2014.

Woodward is also developing a new campus at its corporate headquarters in Fort Collins, Colorado to support the continued growth of its Energy segment by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Included in “Construction in progress” are $84,467 at March 31, 2015 and $37,268 at September 30, 2014, of costs associated with the construction of the new campus, including capitalized interest of $3,029 at March 31, 2015 and $2,392 at September 30, 2014.

In addition, in September 2013, Woodward invested in a building site in Niles, Illinois.  Woodward has completed a new facility on this site for its Aerospace segment and is relocating most of its operations formerly residing in nearby Skokie, Illinois to this new facility.  Included in “Construction in progress” are $964 at March 31, 2015 and $55,629 at September 30, 2014.  Approximately $68,700 of assets were placed in service during the six-months ended March 31, 2015, and were recorded to “Buildings and improvements.”

For the three and six-months ended March 31, 2015 and March 31, 2014, Woodward had depreciation expense of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Depreciation expense	$11,449	$11,062	$22,447	$21,694

For the three and six-months ended March 31, 2015 and March 31, 2014, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Capitalized interest	$2,801	$1,314	$4,766	$2,289

Note 10.  Goodwill

	September 30, 2014	Effects of Foreign Currency Translation	March 31, 2015
Aerospace	$455,423	$-	$455,423
Energy	104,301	(3,224)	101,077
Consolidated	$559,724	$(3,224)	$556,500

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

Forecasted cash flows used in the July 31, 2014 impairment test were discounted using weighted-average cost of capital assumptions ranging from 8.93% to 11.04%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after five or ten years of 4.20%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting units’ resulting fair values utilizing a market multiple method.

The results of Woodward’s goodwill impairment tests performed as of July 31, 2014 indicated the estimated fair value of each reporting unit was substantially in excess of its carrying value, and accordingly, no impairment existed.

During the three and six-months ended March 31, 2015 there were no events or changes in operation that triggered a need to assess goodwill for possible impairment.  As part of the Company’s ongoing efforts to assess goodwill for possible indications of impairment, Woodward continues to consider a wide variety of factors, including but not limited to the global economic environment and its potential impact on Woodward’s business.

Note 11.  Intangible assets, net

	March 31, 2015			September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(106,756)	$175,469	$282,225	$(97,281)	$184,944
Energy	41,353	(32,306)	9,047	41,706	(32,032)	9,674
Total	$323,578	$(139,062)	$184,516	$323,931	$(129,313)	$194,618

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	19,290	(16,148)	3,142	19,954	(15,938)	4,016
Total	$19,290	$(16,148)	$3,142	$19,954	$(15,938)	$4,016

Process technology:
Aerospace	$76,605	$(34,566)	$42,039	$76,605	$(31,719)	$44,886
Energy	22,953	(13,863)	9,090	23,078	(13,141)	9,937
Total	$99,558	$(48,429)	$51,129	$99,683	$(44,860)	$54,823

Other intangibles:
Aerospace	$9,100	$(8,900)	$200	$9,100	$(8,465)	$635
Energy	1,309	(781)	528	1,519	(839)	680
Total	$10,409	$(9,681)	$728	$10,619	$(9,304)	$1,315

Total intangibles:
Aerospace	$367,930	$(150,222)	$217,708	$367,930	$(137,465)	$230,465
Energy	84,905	(63,098)	21,807	86,257	(61,950)	24,307
Consolidated Total	$452,835	$(213,320)	$239,515	$454,187	$(199,415)	$254,772

For the three and six-months ended March 31, 2015 and March 31, 2014, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Amortization expense	$7,227	$8,657	$14,802	$17,141

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2015 (remaining)	$14,422
2016	27,490
2017	25,796
2018	24,973
2019	23,137
Thereafter	123,697
$239,515

Note 12.  Credit facilities, short-term borrowings and long-term debt

	March 31,	September 30,
	2015	2014
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due July 2018, unsecured	213,000	210,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Total debt	$713,000	$710,000

Revolving credit facility

Woodward maintains a $600,000 revolving credit facility established under a revolving credit agreement between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $800,000, subject to lenders’ participation, and matures in July 2018.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  Under the Revolving Credit Agreement, there were $213,000 in principal amount of borrowings outstanding as of March 31, 2015, at an effective interest rate of 1.23%, and $210,000 in principal amount of borrowings outstanding as of September 30, 2014, at an effective interest rate of 1.21%.  As of March 31, 2015 and September 30, 2014, the entire outstanding balance under the Revolving Credit Agreement was classified as long-term debt.

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

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of March 31, 2015, the Series J Notes bore interest at an effective rate of 1.51%.

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

Short-term borrowings

A Chinese subsidiary of Woodward has a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at March 31, 2015 and September 30, 2014.

In the second quarter of fiscal year 2015, a Brazilian subsidiary of Woodward arranged a local uncommitted credit facility with the Banco J.P. Morgan S.A. under which it has the ability to borrow up to 26,000 Brazilian Real.  Any cash borrowings under the local Brazilian credit facility will be secured by a parent guarantee from Woodward.  The Brazilian subsidiary may utilize the local facility to support its operating cash needs.  Local currency borrowings on the Brazilian credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 1.75%.  The Brazilian subsidiary had no outstanding cash borrowings against the local credit facility at March 31, 2015.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of March 31, 2015 and September 30, 2014 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Note 13.  Accrued liabilities

	March 31,	September 30,
	2015	2014
Salaries and other member benefits	$53,461	$95,031
Warranties	14,007	16,916
Interest payable	12,468	12,487
Current portion of acquired performance obligations and unfavorable contracts (1)	9,633	16,432
Accrued retirement benefits	2,264	2,286
Deferred revenues	9,454	6,108
Taxes, other than income	9,596	8,557
Other	13,490	14,914
	$124,373	$172,731

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

	Six-Months Ended March 31,
	2015	2014
Warranties, beginning of period	$16,916	$15,224
Expense	3,922	5,333
Reductions for settling warranties	(5,965)	(4,317)
Foreign currency exchange rate changes	(866)	178
Warranties, end of period	$14,007	$16,418

Note 14.  Other liabilities

	March 31,	September 30,
	2015	2014
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$38,540	$38,850
Total unrecognized tax benefits, net of offsetting adjustments	15,532	14,707
Acquired performance obligations and unfavorable contracts (1)	5,635	12,792
Deferred economic incentives (2)	18,855	18,408
Other	15,785	16,454
	$94,347	$101,211
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

Note 15.  Other (income) expense, net

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net (gain) loss on sales of assets	$(658)	$165	$(718)	$136
Rent income	(135)	(145)	(260)	(294)
Net gain on investments in deferred compensation program	(256)	(145)	(490)	(573)
Other	(35)	(65)	(71)	(66)
	$(1,084)	$(190)	$(1,539)	$(797)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Earnings before income taxes	$57,591	$56,756	$114,663	$89,700
Income tax expense	13,736	11,958	27,024	21,519
Effective tax rate	23.9%	21.1%	23.6%	24.0%

The increase in the year-over-year effective tax rate for the three-months ended March 31, 2015, is primarily attributable to smaller net favorable resolutions of tax matters in the current year compared to the prior year, partially offset by a more favorable tax rate on international activities in the current year.  Additionally, it reflects the reversal of a valuation allowance in the amount of $3,348 that had been in place against a deferred tax asset.  This net increase was offset in the six-months ended March 31, 2015 by the rate reduction due to the retroactive extension of the U.S. research and experimentation tax credit for calendar year 2014, which was enacted in December 2014.  The portion related to the nine-months ended September 30, 2014 was $5,063 and was included in the results of the first half of fiscal year 2015.  No similar retroactive benefit occurred during fiscal year 2014.

Gross unrecognized tax benefits were $23,037 as of March 31, 2015 and $22,687 as of September 30, 2014.  Included in the balance of unrecognized tax benefits were $13,567 as of March 31, 2015 and $12,807 as of September 30, 2014, of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $198 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued gross interest and penalties of $1,293 as of March 31, 2015 and $1,158 as of September 30, 2014.

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  In the second quarter of fiscal years 2015 and 2014, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing 259 shares of common stock for a total value of $12,574 in fiscal year 2015, and 260 shares of common stock for a total value of $11,193 in fiscal year 2014.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Company costs	$6,841	$5,393	$13,019	$10,682

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended March 31,
	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Service cost	$505	$872	$195	$262	$700	$1,134
Interest cost	1,489	1,603	522	605	2,011	2,208
Expected return on plan assets	(2,662)	(2,433)	(745)	(770)	(3,407)	(3,203)
Amortization of:
Net actuarial (gain) loss	99	82	46	163	145	245
Prior service cost (benefit)	96	18	-	(1)	96	17
Net periodic retirement pension (benefit) cost	$(473)	$142	$18	$259	$(455)	$401
Contributions paid	$-	$200	$121	$596	$121	$796

	Six-Months Ended March 31,
	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Service cost	$1,009	$1,744	$397	$521	$1,406	$2,265
Interest cost	2,986	3,213	1,068	1,200	4,054	4,413
Expected return on plan assets	(5,332)	(4,867)	(1,523)	(1,527)	(6,855)	(6,394)
Amortization of:
Net actuarial (gain) loss	198	165	95	324	293	489
Prior service cost (benefit)	192	37	-	(2)	192	35
Net periodic retirement pension (benefit) cost	$(947)	$292	$37	$516	$(910)	$808
Contributions paid	$-	$300	$1,222	$2,167	$1,222	$2,467

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$8	$12	$15	$24
Interest cost	309	358	617	716
Amortization of:
Net actuarial (gain) loss	(18)	(50)	(36)	(100)
Prior service cost (benefit)	(39)	(39)	(79)	(79)
Net periodic other postretirement (benefit) cost	$260	$281	$517	$561
Contributions paid	$575	$862	$901	$1,368

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

Retirement pension benefits:
United States	$21
United Kingdom	417
Japan	-
Other postretirement benefits	2,877

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The company has been notified by the Japanese plan administrator that the plan for employees in Japan is being reorganized. Woodward anticipates that assets of the Japanese plan will be converted into a similar plan and is currently evaluating the potential cost of such conversion.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Company contributions	$143	$185	$310	$375

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

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015			2014
Expected term (years)	n/a	n/a	6.2	-	8.8	5.8	-	8.6
Estimated volatility	n/a	n/a	36.5%			38.5%
Estimated dividend yield	n/a	n/a	0.7%			0.8%
Risk-free interest rate	n/a	n/a	2.0%	-	2.3%	1.7%	-	2.5%

The following is a summary of the activity for stock option awards during the three and six-months ended March 31, 2015:

	Three-Months Ended		Six-Months Ended
	March 31, 2015		March 31, 2015
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,170	$30.83	4,501	$28.08
Options granted	-	n/a	751	45.55
Options exercised	(42)	24.74	(108)	22.57
Options forfeited	(17)	38.75	(33)	37.09
Options, ending balance	5,111	30.86	5,111	30.86

Changes in non-vested stock options during the three and six-months ended March 31, 2015 were as follows:

	Three-Months Ended		Six-Months Ended
	March 31, 2015		March 31, 2015
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	1,770	$40.48	1,679	$34.83
Options granted	-	n/a	751	45.55
Options vested	(7)	40.72	(651)	33.05
Options forfeited	(16)	38.75	(32)	37.09
Options, ending balance	1,747	40.50	1,747	40.50

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2015 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,111	$30.86	5.7	$103,010
Options vested and exercisable	3,365	25.85	4.3	84,647
Options vested and expected to vest	4,982	30.54	5.7	101,963

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

Woodward recognizes stock compensation expense on a straight-line basis over the requisite service period.

A summary of the activity for restricted stock awards in the three and six-months ended March 31, 2015 follows:

	Three-Months Ended			Six-Months Ended
	March 31, 2015			March 31, 2015
	Number		Fair Value per Share	Number	Fair Value per Share
Beginning balance	24	$	$ 39.43	24	$39.43
Shares granted	-		n/a	-	n/a
Shares vested	-		n/a	-	n/a
Shares forfeited	-		n/a	-	n/a
Ending balance	24		$ 39.43	24	39.43

At March 31, 2015, there was approximately $15,094 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan (for which no further grants will be made) and the 2006 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Segment external net sales:
Aerospace	$281,426	$261,021	$537,196	$490,893
Energy	211,796	221,446	443,672	420,616
Total consolidated net sales	$493,222	$482,467	$980,868	$911,509
Segment earnings:
Aerospace	$45,628	$40,289	$81,421	$62,838
Energy	27,224	31,888	66,492	58,959
Total segment earnings	72,852	72,177	147,913	121,797
Nonsegment expenses	(10,153)	(9,293)	(22,320)	(19,966)
Interest expense, net	(5,108)	(6,128)	(10,930)	(12,131)
Consolidated earnings before income taxes	$57,591	$56,756	$114,663	$89,700

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	March 31, 2015	September 30, 2014
Segment assets:
Aerospace	$1,511,000	$1,440,355
Energy	622,546	610,345
Total segment assets	2,133,546	2,050,700
Unallocated corporate property, plant and equipment, net	77,692	72,992
Other unallocated assets	253,410	273,510
Consolidated total assets	$2,464,648	$2,397,202

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

EBIT and EBITDA for the three and six-months ended March 31, 2015 and March 31, 2014 were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2015	2014	2015	2014
Net earnings	$43,855	$44,798	$87,639	$68,181
Income taxes	13,736	11,958	27,024	21,519
Interest expense	5,329	6,185	11,278	12,247
Interest income	(221)	(57)	(348)	(116)
EBIT	62,699	62,884	125,593	101,831
Amortization of intangible assets	7,227	8,657	14,802	17,141
Depreciation expense	11,449	11,062	22,447	21,694
EBITDA	$81,375	$82,603	$162,842	$140,666

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

Free cash flow for the three and six-months ended March 31, 2015 and March 31, 2014 were as follows:

	Six-Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$122,540	$124,644
Payments for property, plant and equipment	(109,402)	(68,560)
Free cash flow	$13,138	$56,084

OVERVIEW

Operational Highlights

Second Quarter Highlights

Net sales for the second quarter of fiscal year 2015 were $493,222, an increase of $10,755, or 2.2%, compared to $482,467 for the second quarter of the prior fiscal year.  Net sales for the second quarter of fiscal year 2015 were negatively impacted by $14,750 related to unfavorable impacts of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2014.

Net earnings for the second quarter of fiscal year 2015 were $43,855, a decrease of $943, or 2.1%, compared to $44,798 for the second quarter of fiscal year 2014.  Net earnings per diluted share was $0.66 for second quarter of both fiscal years 2015 and 2014.  Net earnings for the second quarter of fiscal year 2015 were negatively impacted by approximately $2,600 related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2014.

The effective tax rate in the second quarter of fiscal year 2015 was 23.9%, compared to 21.1% for the second quarter of the prior fiscal year.

EBIT for the second quarter of fiscal year 2015  was $62,699, comparable to $62,884 for the second quarter of fiscal year 2014.  EBITDA for the second quarter of fiscal year 2015  was $81,375, a decrease of 1.5% from  $82,603 for the second quarter of fiscal year 2014.

Year to Date Highlights

Net sales for the first half of fiscal year 2015 were $980,868, an increase of 7.6% from $911,509 for the first half of the prior fiscal year.  Net sales for the first half of fiscal year 2015 were negatively impacted by $26,921 related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2014.

Net earnings for the first half of fiscal year 2015 were $87,639, or $1.32 per diluted share, an increase of $19,458, or 28.5%, compared to $68,181, or $1.00 per diluted share, for the first half of fiscal year 2014.  Net earnings for the first half of fiscal year 2015 were negatively impacted by approximately $4,000 related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2014.

The effective tax rate in the first six months of fiscal year 2015 was 23.6%, compared to 24.0% for the first half of the prior fiscal year.

EBIT for the first half of fiscal year 2015 was $125,593, up 23.3% from $101,831 in the same period of fiscal year 2014.  EBITDA for the first half of fiscal year 2015 was $162,842, up 15.8% from $140,666 for the same period of fiscal year 2014.

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2015 was $122,540, compared to $124,644 for the same period of fiscal year 2014.

Free cash flow for the first half of fiscal year 2015 was $13,138, compared to $56,084 for the same period of fiscal year 2014,  primarily attributable to higher capital expenditures in the first half of fiscal year 2015 as compared to the same period of the prior year.

At March 31, 2015, we held $80,761 in cash and cash equivalents, and had total outstanding debt of $713,000 with additional borrowing availability of $378,456, net of outstanding letters of credit, under our $600,000 revolving credit facility.  There was additional borrowing capacity of $35,565 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Six-Months Ended
	March 31, 2015	% of Net Sales	March 31, 2014	% of Net Sales	March 31, 2015	% of Net Sales	March 31, 2014	% of Net Sales
Net sales	$493,222	100%	$482,467	100%	$980,868	100%	$911,509	100%
Costs and expenses:
Cost of goods sold	355,602	72.1	340,028	70.5	699,362	71.3	655,494	71.9
Selling, general, and administrative expenses	38,450	7.8	35,283	7.3	78,293	8.0	72,611	8.0
Research and development costs	30,328	6.1	35,805	7.4	64,357	6.6	65,229	7.2
Amortization of intangible assets	7,227	1.5	8,657	1.8	14,802	1.5	17,141	1.9
Interest expense	5,329	1.1	6,185	1.3	11,278	1.1	12,247	1.3
Interest income	(221)	(0.0)	(57)	(0.0)	(348)	(0.0)	(116)	(0.0)
Other (income) expense, net	(1,084)	(0.2)	(190)	(0.0)	(1,539)	(0.2)	(797)	(0.1)
Total costs and expenses	435,631	88.3	425,711	88.2	866,205	88.3	821,809	90.2
Earnings before income taxes	57,591	11.7	56,756	11.8	114,663	11.7	89,700	9.8
Income tax expense	13,736	2.8	11,958	2.5	27,024	2.8	21,519	2.4
Net earnings	$43,855	8.9	$44,798	9.3	$87,639	8.9	$68,181	7.5

Other select financial data:

	March 31,	September 30,
	2015	2014
Working capital	$600,784	$668,628
Total debt	713,000	710,000
Total stockholders' equity	1,195,589	1,160,944

Net Sales

Consolidated net sales for the second quarter of fiscal year 2015 increased by $10,755, or 2.2%, compared to the same period of fiscal year 2014.  Consolidated net sales for the first half of fiscal year 2015 increased by $69,359, or 7.6%, compared to the same period of fiscal year 2014.  Details of the changes in consolidated net sales are as follows:

	Three-Month	Six-Month
	Period	Period
Consolidated net sales for the period ended March 31, 2014	$482,467	$911,509
Aerospace volume	15,436	39,188
Energy volume	4,460	49,767
Price and sales mix	5,609	7,325
Effects of changes in foreign currency rates	(14,750)	(26,921)
Consolidated net sales for the period ended March 31, 2015	$493,222	$980,868

The increase in net sales for the second quarter and first half of fiscal year 2015 was primarily attributable to improvements in the majority of our markets in both the Aerospace and Energy segments.  In Aerospace, we saw improvements across all markets over the prior year.  In Energy, we saw increased volume in sales of industrial gas turbine systems and wind turbine power converters, partially offset by lower sales of natural gas bus and truck systems.

Our net sales were negatively impacted by $14,750 during the second quarter and $26,921 during first half of fiscal year 2015 due to unfavorable impacts of fluctuations in foreign currency exchange rates compared to the same periods of fiscal year 2014, driven primarily by changes in the European Monetary Unit (“EUR”) and Brazilian Real (“BRL”).  Virtually all of the negative foreign currency impact to our net sales was realized through our Energy segment.

Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), EUR, Great Britain Pounds (“GBP”), Japanese Yen (“JPY”), BRL, and Chinese Yuan (“CNY”).  As the USD, EUR, GBP, JPY, BRL and CNY fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions.  For additional information on foreign currency exchange rate risk, please refer to the risk factor titled “We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries” set forth under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K.

Costs and Expenses

The Woodward variable compensation plan, which is tied to financial and operating performance, covers all segments and substantially all members.  Therefore, variable compensation expense can vary significantly from fiscal year to year.  As a result of improved financial performance during the first half of fiscal year 2015 as compared to the first half of fiscal year 2014, variable compensation expense for the first half of fiscal year 2015 increased approximately $16,000 and is reflected in cost of goods sold, selling, general and administrative expenses, and research and development costs.

Cost of goods sold increased by $15,574 to $355,602, or 72.1% of net sales, for the second quarter of fiscal year 2015 from $340,028, or 70.5% of net sales, for the second quarter of fiscal year 2014.  Cost of goods sold for the first half of fiscal year 2015 increased by $43,868 to $699,362, or 71.3% of net sales, from $655,494 or 71.9% of net sales for the first half of fiscal year 2014.  The increase in cost of goods sold for the three and six-month periods is primarily attributable to higher sales volumes and increased variable compensation in the current year periods as compared to the same periods of the prior year.  Cost of goods sold for the second quarter of fiscal year 2015 also included planned new facility start-up expenses.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 27.9% for the second quarter of fiscal year 2015, compared to 29.5% for the same period of the prior fiscal year.  Gross margin for the second quarter was down compared to the same period of fiscal year 2014 primarily due to quarterly variability, as well as planned new facility start-up expenses incurred in the second quarter of fiscal year 2015.  Gross margin was 28.7% for the first half of fiscal year 2015, compared to 28.1% for the same period of the prior fiscal year.  Gross margin for the first half of fiscal year 2015 was higher compared to the same period of fiscal year 2014, primarily related to the increase in sales volume and related fixed cost leverage, partially offset by increased variable compensation expense and the timing of planned new facility start-up expenses as compared to the first half of the prior year.

Selling, general, and administrative expenses increased by $3,167, or 9.0%, to $38,450 for the second quarter of fiscal year 2015 as compared to $35,283 for the same period of fiscal year 2014.  Selling, general, and administrative expenses increased as a percentage of net sales to 7.8% for the second quarter of fiscal year 2015 as compared to 7.3% for the same period of fiscal year 2014.  Selling, general, and administrative expenses increased by $5,682, or 7.8%, to $78,293 for the first half of fiscal year 2015 as compared to $72,611 for the same period of fiscal year 2014.  Selling, general and administrative expenses as a percentage of net sales were 8.0% for the first half of both fiscal years 2015 and 2014.    The increase in selling, general and administrative expenses for the second quarter and first half of fiscal year 2015 is primarily due to increased variable compensation expense.

Research and development costs decreased by $5,477, or 15.3%, to $30,328 for the second quarter of fiscal year 2015 as compared to $35,805 for the same period of fiscal year 2014.  Research and development costs decreased by $872, or 1.3%, to $64,357 for the first half of fiscal year 2015 as compared to $65,229 for the same period of fiscal year 2014.  Research and development costs for the second quarter of fiscal year 2015 decreased as a percentage of net sales to 6.1% as compared to 7.4% for the same period of fiscal year 2014.  Research and development costs for the first half of fiscal year 2015 decreased as a percentage of net sales to 6.6% as compared to 7.2% for the same period of fiscal year 2014.  The decrease in research and development costs for the second quarter and first half of 2015 as compared to the same periods in fiscal year 2014 is primarily due to variability in the timing of projects and related milestones.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Amortization of intangible assets decreased to $7,227 for the second quarter and $14,802 for first half of fiscal year 2015,  compared to $8,657 for the second quarter and $17,141 for the first half of fiscal year 2014.  As a percentage of net sales, amortization of intangible assets decreased to 1.5% for both the second quarter and first half of fiscal year 2015, as compared to 1.8% for the second quarter and 1.9% for the first half of fiscal year 2014.  The decrease in amortization expense is primarily related to some intangible assets becoming fully amortized during fiscal year 2014.

Interest expense decreased to $5,329 for the second quarter and $11,278 for the first half of fiscal year 2015, compared to $6,185 for the second quarter and $12,247 for the first half of fiscal year 2014.  As a percentage of net sales, interest expense was 1.1% for both the second quarter and first half of fiscal year 2015, as compared to 1.3% for both the second quarter and first half of fiscal year 2014.  The decrease in interest expense for second quarter and first half of fiscal year 2015 as compared to the same periods of the prior fiscal year is due to an increase in capitalized interest in the current fiscal year related primarily to interest capitalized to our three large facility expansion projects.

Income taxes were provided at an effective rate on earnings before income taxes of 23.9% for the second quarter and 23.6% for the first half of fiscal year 2015, compared to 21.1% for the second quarter and 24.0% for the first half of fiscal year 2014.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

	Three-Month	Six-Month
	Period	Period
Effective tax rate for the period ended March 31, 2014	21.1%	24.0%
Research and experimentation credit	0.1	(4.3)
Adjustment of prior period tax items	8.8	6.3
Taxes on international activities	(5.9)	(2.2)
Other	(0.2)	(0.2)
Effective tax rate for the period ended March 31, 2015	23.9%	23.6%

The increase in the year-over-year effective tax rate for the three-months ended March 31, 2015, is primarily attributable to smaller net favorable resolutions of tax matters in the current year compared to the prior year, partially offset by a more favorable tax rate on international activities in the current year.  Additionally, it reflects the reversal of a valuation allowance in the amount of $3,348 that had been in place against a deferred tax asset.  This net increase was offset in the six-months ended March 31, 2015 by the rate reduction due to the retroactive extension of the U.S. research and experimentation tax credit for calendar year 2014, which was enacted in December 2014.  The portion related to the nine-months ended September 30, 2014 was $5,063 and was included in the results of the first half of fiscal year 2015.  No similar retroactive benefit occurred during fiscal year 2014.

Segment Results

The following table presents sales by segment:

	Three-Months Ended March 31,				Six-Months Ended March 31,
	2015		2014		2015		2014
Net sales:
Aerospace	$281,426	57.1%	$261,021	54.1%	$537,196	54.8%	$490,893	53.9%
Energy	211,796	42.9	221,446	45.9	443,672	45.2	420,616	46.1
Consolidated net sales	$493,222	100.0%	$482,467	100.0%	$980,868	100.0%	$911,509	100.0%

The following table presents earnings by segment:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2015	2014	2015	2014
Aerospace	$45,628	$40,289	$81,421	$62,838
Energy	27,224	31,888	66,492	58,959
Total segment earnings	72,852	72,177	147,913	121,797
Nonsegment expenses	(10,153)	(9,293)	(22,320)	(19,966)
Interest expense, net	(5,108)	(6,128)	(10,930)	(12,131)
Consolidated earnings before income taxes	57,591	56,756	114,663	89,700
Income tax expense	(13,736)	(11,958)	(27,024)	(21,519)
Consolidated net earnings	$43,855	$44,798	$87,639	$68,181

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2015	2014	2015	2014
Aerospace	16.2%	15.4%	15.2%	12.8%
Energy	12.9%	14.4%	15.0%	14.0%

Aerospace

Aerospace segment net sales were $281,426 for the second quarter of fiscal year 2015, compared to $261,021 for the second quarter of fiscal year 2014.  Segment net sales were $537,196 for the first half of fiscal year 2015, compared to $490,893 for the first half of fiscal year 2014.  The increase in segment net sales for the first half of fiscal year 2015 as compared to the same period of fiscal year 2014 was driven primarily by increased sales volumes in all markets.  Increases in the second quarter of fiscal year 2015 were driven primarily by increased commercial and defense original equipment manufacturer (“OEM”) sales volumes in addition to continued increases in defense aftermarket sales volumes compared to the prior fiscal year.

Defense sales continue to reflect the ongoing U.S. government budget constraints, which have impacted the timing of contracts and upgrade programs, and we continue to expect variability during the current fiscal year.

Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on improved airline demand and new product introduction.  The commercial aftermarket continues to show improvement as global passenger traffic growth continues to drive aircraft utilization.

Aerospace segment earnings increased by $5,339, or 13.3%, to $45,628 for the second quarter of fiscal year 2015, compared to $40,289 for the second quarter of fiscal year 2014.  Segment earnings increased by $18,583, or 29.6%, to $81,421 for the first half of fiscal year 2015, compared to $62,838 for the first half of fiscal year 2014. The reasons for the net increases in Aerospace segment earnings for the second quarter and first half of fiscal year 2015 were as follows:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2014	$40,289	$62,838
Sales volume	6,788	18,958
Price, sales mix and productivity	1,698	8,358
Planned new facility start-up expenses	(2,820)	(2,820)
Reduced research and development expenses	4,649	3,976
Changes in selling, general and administrative expenses	(1,947)	(2,015)
Variable compensation expense	(1,119)	(8,716)
Other, net	(1,910)	842
Earnings for the period ended March 31, 2015	$45,628	$81,421

Aerospace segment earnings as a percentage of sales were 16.2% for the second quarter and 15.2% for the first half of fiscal year 2015, compared to 15.4% for the second quarter and 12.8% for the first half of fiscal year 2014.  The increase was primarily attributable to increased sales volume and lower research and development expense, partially offset by planned  new facility start-up expenses.

Energy

Energy segment net sales were $211,796 for the second quarter of fiscal year 2015, compared to $221,446 for the second quarter of fiscal year 2014.  Segment net sales were $443,672 for the first half of fiscal year 2015, compared to $420,616 for the first half of fiscal year 2014.  The decrease in segment net sales for the second quarter of fiscal year 2015 as compared to the same period of fiscal year 2014 was driven primarily by the unfavorable impact of changes in foreign currency exchange rates.  Most of our markets showed continuing improvement or stability, except for natural gas bus and truck systems.  Sales of natural gas bus and truck systems were exceptionally strong in the first quarter of fiscal year 2015, driven by customer rebates for truck manufacturers that increased short-term demand.  Sales on a year over year and sequential basis declined significantly in the second quarter due to continued volatility in the Asian markets

The increase in segment net sales for the first half of fiscal year 2015 as compared to the same period of fiscal year 2014 was driven primarily by increased sales volume of industrial gas turbine systems and wind turbine power converters, partially offset by lower sales of natural gas bus and truck systems and the unfavorable impact of changes in foreign currency exchange rates.

Energy segment earnings decreased by $4,664, or 14.6%, to $27,224 for the second quarter of fiscal year 2015, compared to $31,888 for the second quarter of fiscal year 2014.  Segment earnings increased by $7,533, or 12.8%, to $66,492 for the first half of fiscal year 2015, compared to $58,959 for the first half of fiscal year 2014. The reasons for the net changes in Energy segment earnings for the second quarter and first half of fiscal year 2015 were as follows:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2014	$31,888	$58,959
Sales volume	1,040	21,428
Price and sales mix	148	(1,424)
Variable compensation expense	(524)	(6,095)
Effects of changes in foreign currency rates	(3,803)	(6,003)
Other, net	(1,525)	(373)
Earnings for the period ended March 31, 2015	$27,224	$66,492

Energy segment earnings as a percentage of sales were 12.9% for the second quarter and 15.0% for the first half of fiscal year 2015, compared to 14.4% for the second quarter and 14.0% for the first half of fiscal year 2014.  The decrease in segment earnings for the second quarter of fiscal year 2015 as compared to the same period of the prior year was primarily attributable to the unfavorable impact of changes in foreign currency exchange rates.  The increase in segment earnings for the first half of fiscal year 2015 as compared to the same period of the prior year was primarily attributable to increased sales volume and related fixed cost leverage, partially offset by increased variable compensation expense and the unfavorable impact of changes in foreign currency exchange rates.

Nonsegment expenses

Nonsegment expenses increased to $10,153 for the second quarter and $22,320 first half of fiscal year 2015, compared to $9,293 for the second quarter and $19,966 for the first half of fiscal year 2014.  As a percent of sales, nonsegment expenses increased to 2.1% of net sales for the second quarter and 2.3% of net sales first half of fiscal year 2015, compared to 1.9% of net sales for the second quarter and 2.2% of net sales for the first half of fiscal year 2014.  The increase in nonsegment expenses in the second quarter and first half of fiscal year 2015 is primarily due to increased variable compensation expense in fiscal year 2015 as compared to the same periods of fiscal year 2014.

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

Our aggregate cash and cash equivalents were $80,761 at March 31, 2015 and $115,287 at September 30, 2014, and our working capital was $600,784 at March 31, 2015 and $668,628 at September 30, 2014.  Of the $80,761 of cash and cash equivalents held at March 31, 2015, $76,880 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the U.S.  may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is Woodward’s policy to only accept bankers’

acceptance notes with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay Woodward for the related accounts receivable balance.  Woodward had bankers’ acceptance notes of $36,719 at March 31, 2015 and $62,352 at September 30, 2014 recorded as non-customer accounts receivable on its consolidated balance sheets.  Woodward only accepts bankers’ acceptance notes issued by creditworthy banks as to which the credit risk associated with the bankers’ acceptance note is assessed to be low.

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

At March 31, 2015, we had total outstanding debt of $713,000, with additional borrowing availability of $378,456 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $35,565 under various foreign credit facilities.

At March 31, 2015, we had $213,000 of borrowings outstanding under our revolving credit facility, which was classified as long-term, and no borrowings outstanding under our foreign credit facilities.    Revolving credit facility and short-term borrowing activity during the six-months ended March 31, 2015 were as follows:

Maximum daily balance during the period	$335,000
Average daily balance during the period	$289,156
Weighted average interest rate on average daily balance	1.23%

We  believe we were in compliance with all our debt covenants at March 31, 2015.  See Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

We are currently developing a second campus in the greater-Rockford, Illinois area for our Aerospace segment.  This campus is intended to support our expected growth over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  These investments are expected to result in future productivity gains for our existing and new business.  In addition, in September 2013, we invested in a building site in Niles, Illinois.  We have completed a new facility on this site for our Aerospace segment and have started to relocate some of our operations currently residing in nearby Skokie, Illinois, to this new facility.  We are also developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Energy segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  In total, we anticipate investing approximately $500,000 through fiscal year 2016 in land, buildings and equipment among our two Rockford, Illinois area campuses, the facility in Niles, Illinois, and a new campus at our corporate headquarters in Fort Collins, Colorado.  Of this $500,000 anticipated amount, we have spent approximately $315,000 to date related to these investments.

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

Cash Flows

	Six-Months Ended
	March 31,
	2015	2014
Net cash provided by operating activities	$122,540	$124,644
Net cash used in investing activities	(107,057)	(68,406)
Net cash used in financing activities	(37,674)	(48,394)
Effect of exchange rate changes on cash and cash equivalents	(12,335)	265
Net change in cash and cash equivalents	(34,526)	8,109
Cash and cash equivalents at beginning of period	115,287	48,556
Cash and cash equivalents at end of period	$80,761	$56,665

Net cash flows provided by operating activities for the first half of fiscal year 2015 was $122,540 compared to $124,644 for the same period of fiscal year 2014.  Higher earnings in the first half of fiscal year 2015 as compared to the first half of fiscal year 2014 were offset by higher tax payments made in the first half of fiscal year 2015 as compared to the same period of the prior year.  Increased accounts receivable as a results of higher sales in the first half of fiscal year 2015 were mostly offset by increases in accounts payable and accrued liabilities to support the higher sales and increased capital expenditures.

Net cash flows used in investing activities for the first half of fiscal year 2015 was $107,057 compared to $68,406 for the same period of fiscal year 2014.  The increase in cash used in investing activities compared to the same period of the prior fiscal year is due to increases in capital expenditures.  Payments for property, plant and equipment increased by $40,842 to $109,402 in the first half of fiscal year 2015 as compared to $68,560 in the same period of fiscal year 2014 related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new facility in Niles, Illinois, and a new campus at our headquarters in Fort Collins, Colorado.

Net cash flows used in financing activities for the first half of fiscal year 2015 was $37,674 compared to $48,394 for the same period of fiscal year 2014.  During the first half of fiscal year 2015, we had net debt borrowings of $3,000 compared to net debt borrowings of $55,002 in the same period of fiscal year 2014.  We utilized $32,118 to repurchase 622 shares of our common stock in the first half of fiscal year 2015 under our existing stock repurchase program, compared to $99,655 to repurchase 2,351 shares of our common stock in the same period of fiscal year 2014.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first half of fiscal year 2015.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2015 through January 31, 2015 (2)	-	$-	-	$-
February 1, 2015 through February 28, 2015 (2)	2,237	48.55	-	-
March 1, 2015 through March 31, 2015 (2)	368	51.01	-	-
(1)

In July 2013, our Board of Directors authorized a program for the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was to expire in July 2016 (the “2013 Authorization”).  In the second quarter of fiscal year 2015, our Board of Directors terminated the 2013 Authorization, which had a remaining unused balance of $26,394.  Our Board of Directors replaced the 2013 Authorization with a new program for the repurchase of up to $300,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2018 (the “2015 Authorization”).   No stock repurchases have been made against the 2015 Authorization as of the date of this filing.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 2,237 shares of Woodward common stock were acquired on the open market in February 2015 in relation to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 368 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in March 2015.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: April 20, 2015	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: April 20, 2015	/s/ Robert F. Weber, Jr.
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

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report