Form 10-Q
period 2015-06-30
Woodward, Inc.
filed 2015-07-21
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2015

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

Yes ☐ No ☒

As of July 17, 2015, 63,580,865 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$494,810	$524,284	$1,475,678	$1,435,793
Costs and expenses:
Cost of goods sold	351,421	372,571	1,050,783	1,028,065
Selling, general and administrative expenses	39,305	40,468	117,598	113,079
Research and development costs	33,555	34,990	97,912	100,219
Amortization of intangible assets	7,224	8,357	22,026	25,498
Interest expense	6,077	5,972	17,355	18,219
Interest income	(219)	(73)	(567)	(189)
Other (income) expense, net (Note 16)	(112)	(469)	(1,651)	(1,266)
Total costs and expenses	437,251	461,816	1,303,456	1,283,625
Earnings before income taxes	57,559	62,468	172,222	152,168
Income tax expense	13,806	16,467	40,830	37,986
Net earnings	$43,753	$46,001	$131,392	$114,182

Earnings per share (Note 3):
Basic earnings per share	$0.68	$0.70	$2.02	$1.71
Diluted earnings per share	$0.66	$0.69	$1.98	$1.68

Weighted Average Common Shares Outstanding (Note 3):
Basic	64,781	65,845	65,088	66,736
Diluted	66,227	67,147	66,504	68,030
Cash dividends per share paid to Woodward common stockholders	$0.10	$0.08	$0.28	$0.24

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net earnings	$43,753	$46,001	$131,392	$114,182
Other comprehensive earnings:
Foreign currency translation adjustments	6,990	(72)	(27,955)	4,159
Taxes on changes in foreign currency translation adjustments	240	74	1,500	368
	7,230	2	(26,455)	4,527
Reclassification of net realized losses on derivatives to earnings	25	24	74	73
Taxes on changes in derivative transactions	(10)	(9)	(28)	(27)
	15	15	46	46
Minimum retirement benefit liability adjustments (Note 18)
Net gain (loss) arising during the period	-	1,193	-	1,193
Curtailment arising during the period	-	(915)	-	(915)
Amortization of:
Net prior service cost (benefit)	56	(22)	169	(66)
Net loss	128	199	385	588
Foreign currency exchange rate changes on minimum retirement benefit liabilities	(604)	(263)	454	(483)
Taxes on changes in minimum retirement liability adjustments, net of foreign currency exchange rate changes	141	31	(368)	(14)
	(279)	223	640	303
Total comprehensive earnings	$50,719	$46,241	$105,623	$119,058

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$87,384	$115,287
Accounts receivable, less allowance for uncollectible amounts of $5,127 and $7,078, respectively	274,902	346,858
Inventories	485,903	451,944
Income taxes receivable	24,529	6,574
Deferred income tax assets	49,653	40,774
Other current assets	47,003	47,207
Total current assets	969,374	1,008,644
Property, plant and equipment, net	688,336	513,279
Goodwill	558,439	559,724
Intangible assets, net	232,617	254,772
Deferred income tax assets	10,306	6,292
Other assets	52,664	54,491
Total assets	$2,511,736	$2,397,202
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,186	$-
Accounts payable	188,280	160,683
Income taxes payable	8,483	6,130
Deferred income tax liabilities	428	472
Accrued liabilities	114,320	172,731
Total current liabilities	314,697	340,016
Long-term debt, less current portion	875,000	710,000
Deferred income tax liabilities	99,227	85,031
Other liabilities	95,541	101,211
Total liabilities	1,384,465	1,236,258
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	127,737	112,491
Accumulated other comprehensive earnings (losses)	(29,302)	(3,533)
Deferred compensation	4,314	3,915
Retained earnings	1,451,575	1,338,468
	1,554,430	1,451,447
Treasury stock at cost, 9,380 shares and 7,397 shares, respectively	(422,845)	(286,588)
Treasury stock held for deferred compensation, at cost, 173 shares and 198 shares, respectively	(4,314)	(3,915)
Total stockholders' equity	1,127,271	1,160,944
Total liabilities and stockholders' equity	$2,511,736	$2,397,202

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$131,392	$114,182
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,754	57,680
Net (gain) loss on sales of assets	(766)	116
Stock-based compensation	11,086	8,739
Excess tax benefits from stock-based compensation	(4,170)	(2,638)
Deferred income taxes	1,623	(5,749)
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	74	73
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	65,345	57,151
Inventories	(44,630)	(38,860)
Accounts payable and accrued liabilities	(41,868)	(6,434)
Current income taxes	(10,897)	16,130
Retirement benefit obligations	(3,365)	(2,676)
Other	7,742	(13,824)
Net cash provided by operating activities	167,320	183,890
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(190,865)	(104,530)
Proceeds from sale of assets	2,486	258
Net cash used in investing activities	(188,379)	(104,272)
Cash flows from financing activities:
Cash dividends paid	(18,285)	(16,021)
Proceeds from sales of treasury stock	7,936	8,380
Payments for repurchases of common stock	(157,118)	(141,488)
Excess tax benefits from stock compensation	4,170	2,638
Borrowings on revolving lines of credit and short-term borrowings	869,970	356,071
Payments on revolving lines of credit and short-term borrowings	(701,610)	(191,069)
Proceeds from issuance of long-term debt	-	250,000
Payments of long-term debt	-	(300,000)
Payments of debt financing costs	(2,359)	(1,297)
Net cash provided by (used in) financing activities	2,704	(32,786)
Effect of exchange rate changes on cash and cash equivalents	(9,548)	454
Net change in cash and cash equivalents	(27,903)	47,286
Cash and cash equivalents at beginning of period	115,287	48,556
Cash and cash equivalents at end of period	$87,384	$95,842

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2013	-	72,960	(4,883)	(232)	$106	$101,147	$25,742	$43	$(10,670)	$15,115	$4,007	$1,193,887	$(167,710)	$(4,007)	$1,142,545
Net earnings	-	-	-	-	-	-	-	-	-	-	-	114,182	-	-	114,182
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	4,527	46	303	4,876	-	-	-	-	4,876
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(16,021)	-	-	(16,021)
Purchases of treasury stock	-	-	(3,309)	-	-	-	-	-	-	-	-	-	(143,073)	-	(143,073)
Sales of treasury stock	-	-	455	-	-	(4,949)	-	-	-	-	-	-	14,042	-	9,093
Common shares issued from treasury stock for benefit plans	-	-	260	-	-	2,837	-	-	-	-	-	-	8,356	-	11,193
Tax benefit attributable to exercise of stock options	-	-	-	-	-	2,463	-	-	-	-	-	-	-	-	2,463
Stock-based compensation	-	-	-	-	-	8,739	-	-	-	-	-	-	-	-	8,739
Purchases of stock by deferred compensation plan	-	-	-	(7)	-	-	-	-	-	-	324	-	-	(324)	-
Distribution of stock from deferred compensation plan	-	-	-	41	-	-	-	-	-	-	(453)	-	-	453	-
Balances as of June 30, 2014	-	72,960	(7,477)	(198)	$106	$110,237	$30,269	$89	$(10,367)	$19,991	$3,878	$1,292,048	$(288,385)	$(3,878)	$1,133,997

Balances as of October 1, 2014	-	72,960	(7,397)	(198)	$106	$112,491	$10,819	$105	$(14,457)	$(3,533)	$3,915	$1,338,468	$(286,588)	$(3,915)	$1,160,944
Net earnings	-	-	-	-	-	-	-	-	-	-	-	131,392	-	-	131,392
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(26,455)	46	640	(25,769)	-	-	-	-	(25,769)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(18,285)	-	-	(18,285)
Purchases of treasury stock	-	-	(2,670)	-	-	-	-	-	-	-	-	-	(157,118)	-	(157,118)
Sales of treasury stock	-	-	428	-	-	(4,841)	-	-	-	-	-	-	12,777	-	7,936
Common shares issued from treasury stock for benefit plans	-	-	259	-	-	4,490	-	-	-	-	-	-	8,084	-	12,574
Tax benefit attributable to exercise of stock options	-	-	-	-	-	4,511	-	-	-	-	-	-	-	-	4,511
Stock-based compensation	-	-	-	-	-	11,086	-	-	-	-	-	-	-	-	11,086
Purchases of stock by deferred compensation plan	-	-	-	(18)	-	-	-	-	-	-	876	-	-	(876)	-
Distribution of stock from deferred compensation plan	-	-	-	43	-	-	-	-	-	-	(477)	-	-	477	-
Balances as of June 30, 2015	-	72,960	(9,380)	(173)	$106	$127,737	$(15,636)	$151	$(13,817)	$(29,302)	$4,314	$1,451,575	$(422,845)	$(4,314)	$1,127,271

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2015 and for the three and nine-months ended June 30, 2015 and June 30, 2014, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2015, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The Condensed Consolidated Balance Sheet as of September 30, 2014 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended.  The results of operations for the three and nine-months ended June 30, 2015 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  Under ASU 2015-03 Woodward will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset.  Amortization of such costs will continue to be reported as interest expense.  ASU 2015-03 is effective for fiscal years − and interim periods within those fiscal years − beginning after December 15, 2015 (fiscal year 2017 for Woodward), but early adoption is allowed.  Woodward has not determined in which period it will adopt the new guidance. Retrospective adoption is required.  Woodward had unamortized debt issuance costs of $5,834 as of June 30, 2015 and $4,276 as of September 30 2014.   These costs will be reclassified from other assets to long-term debt upon adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  The amendments (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements, and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  In July 2015, the FASB delayed the effective date for the adoption of ASU 2014-09 by one year, and as a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the reporting period.  Early adoption is not permitted.  An entity should adopt the amendments using one of the following methods: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  Woodward has not determined what transition method it will use and is currently assessing the impact that this guidance may have on its Consolidated Financial Statements.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net earnings	$43,753	$46,001	$131,392	$114,182
Denominator:
Basic shares outstanding	64,781	65,845	65,088	66,736
Dilutive effect of stock options and restricted stock	1,446	1,302	1,416	1,294
Diluted shares outstanding	66,227	67,147	66,504	68,030
Income per common share:
Basic earnings per share	$0.68	$0.70	$2.02	$1.71
Diluted earnings per share	$0.66	$0.69	$1.98	$1.68

On June 2, 2015, Woodward entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) under which Woodward repurchased shares of its common stock for an aggregate purchase price of $125,000.  Upon execution of the ASR Agreement, Goldman initially delivered to Woodward 2,048 shares of common stock.   The number of shares of common stock to be ultimately repurchased by Woodward under the ASR program, which is expected to be completed before December 31, 2015, will be based generally on the average daily volume-weighted average price of Woodward stock during the term of the ASR Agreement.    The 2,048 shares of common stock delivered by Goldman to Woodward upon execution of the ASR Agreement are reflected in the calculation of basic shares outstanding used in the calculation of earnings per share.

The following stock option grants were outstanding during the three and nine-months ended June 30, 2015 and 2014, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended			Nine-Months Ended
	June 30,			June 30,
	2015		2014	2015	2014
Options		-	677	699	236
Weighted-average option price	$	n/a	$40.99	$46.55	$41.05

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted-average treasury stock shares held for deferred compensation obligations	182	206	194	220

Note 4. Joint venture

On May 20, 2015, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, entered into a binding agreement to form a strategic joint venture between Woodward and GE (the “JV”).  The JV will design, develop, source, supply and service the fuel system (including components from the fuel inlet up to the fuel nozzle) for specified existing and all future GE commercial aircraft engines that produce thrust in excess of 50,000 pounds.

Upon formation of the JV, Woodward will assign certain contractual rights to the JV in exchange for a payment from GE of $250,000 (subject to certain normal and customary adjustments).  In addition, GE will pay Woodward fifteen annual payments of approximately $4,900 each per year. Because the contractual rights have no cost basis in Woodward’s financial records, Woodward expects to account for the fair value of the proceeds received as a deferred gain that will be recognized over the economic lives of the assigned contractual rights.  Closing is subject to obtaining regulatory approvals in various global jurisdictions.

Woodward will own 50% of the JV, which will be jointly managed by Woodward and GE, and any significant decisions and/or actions of the JV will require mutual consent of both Woodward and GE.  Woodward expects to account for the JV using the equity method, as neither Woodward nor GE will exercise operating control over the JV.

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of June 30, 2015 or September 30, 2014.

	At June 30, 2015				At September 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$77,855	$-	$-	$77,855	$92,590	$-	$-	$92,590
Investments in money market funds	4,117	-	-	4,117	11,210	-	-	11,210
Investments in reverse repurchase agreements	5,412	-	-	5,412	11,487	-	-	11,487
Equity securities	10,399	-	-	10,399	9,645	-	-	9,645
Total financial assets	$97,783	$-	$-	$97,783	$124,932	$-	$-	$124,932

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

Accounts receivable, accounts payable and short-term debt are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2015		At September 30, 2014
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	15,723	15,631	15,988	15,228
Liabilities:
Long-term debt, including current portion	2	(901,979)	(875,000)	(752,513)	(710,000)

In fiscal years 2014 and 2013, Woodward received long-term notes from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 3.3% at June 30, 2015 and 3.2% at September 30, 2014.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term note were 3.3% at June 30, 2015 and 3.2% at September 30, 2014.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.6% at June 30, 2015 and 2.4% at September 30, 2014.

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

In June 2015, Woodward designated an intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  A foreign exchange gain on the loan of $11, net of taxes, is included in foreign currency translation adjustments within total comprehensive earnings for the three and nine-months ended June 30, 2015.

Woodward did not enter into any derivatives or hedging transactions during the three or nine-months ended June 30, 2014.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses (“accumulated OCI”), were net gains of $244 as of June 30, 2015 and $170 as of September 30, 2014.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Condensed Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2015	2014	2015	2014
Amount of (income) expense recognized in earnings on derivative	$25	$24	$74	$73
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-	-	-
Amount of (gain) loss reclassified from accumulated OCI into earnings	25	24	74	73

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of June 30, 2015, Woodward expects to reclassify $64 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 7.  Supplemental statement of cash flows information

	Nine-Months Ended June 30,
	2015	2014
Interest paid, net of amounts capitalized	$30,090	$26,619
Income taxes paid	48,801	36,345
Income tax refunds received	426	1,617
Non-cash activities:
Purchases of property, plant and equipment on account	39,122	19,193
Common shares issued from treasury for benefit plans (Note 18)	12,574	11,193
Notes receivable from municipalities for economic development incentives	-	6,596
Cashless exercise of stock options	-	715
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	-	871

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

The composition of Woodward’s accounts receivable at June 30, 2015 and September 30, 2014 follows:

	June 30,	September 30,
	2015	2014
Accounts receivable from:
Customers	$266,422	$291,584
Other (Chinese financial institutions)	13,607	62,352
Allowance for uncollectible customer amounts	(5,127)	(7,078)
	$274,902	$346,858

Note 9.  Inventories

	June 30,	September 30,
	2015	2014
Raw materials	$70,878	$60,442
Work in progress	99,493	93,836
Component parts (1)	263,410	247,299
Finished goods	52,122	50,367
	$485,903	$451,944
(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 10.  Property, plant, and equipment

	June 30,	September 30,
	2015	2014
Land and land improvements	$63,626	$66,303
Buildings and improvements	375,068	197,587
Leasehold improvements	17,696	20,026
Machinery and production equipment	338,531	326,403
Computer equipment and software	105,715	103,852
Office furniture and equipment	23,906	20,992
Other	18,466	18,839
Construction in progress	216,021	223,958
	1,159,029	977,960
Less accumulated depreciation	(470,693)	(464,681)
Property, plant and equipment, net	$688,336	$513,279

Included in “Land and land improvements” and “Buildings and improvements” are assets held for sale of $692 at June 30, 2015 and $2,465 at September 30, 2014.  During the quarter ended March 31, 2015, Woodward completed the sale of certain of the assets held for sale.

Woodward is developing a second campus in the greater-Rockford, Illinois area for its Aerospace segment in order to address the growth expected over the next ten years and beyond and to support a substantial number of recently awarded new system platforms, particularly on narrow-body aircraft.  Included in “Construction in progress” are costs of $27,633 at June 30, 2015 and $85,283 at September 30, 2014, associated with the construction of the second campus and new equipment purchases, including capitalized interest of $430 at June 30, 2015 and $2,963 at September 30, 2014.  Approximately $120,000 of assets were placed in service during the nine-months ended June 30, 2015, and were recorded to “Buildings and improvements.”

Woodward is also developing a new campus at its corporate headquarters in Fort Collins, Colorado to support the continued growth of its Energy segment by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Included in “Construction in progress” are costs of $117,882 at June 30, 2015 and $37,268 at September 30, 2014, associated with the construction of the new campus, including capitalized interest of $3,996 at June 30, 2015 and $2,392 at September 30, 2014.

In addition, in September 2013, Woodward invested in a building site in Niles, Illinois.  Woodward has completed a new facility on this site for its Aerospace segment and is relocating most of its operations formerly residing in nearby Skokie, Illinois to this new facility.  Included in “Construction in progress” are costs of $4,960 at June 30, 2015 and $55,629 at

September 30, 2014, associated with the construction of the building in Niles and new equipment purchases.  Approximately $72,000 of assets were placed in service during the nine-months ended June 30, 2015, and were recorded to “Buildings and improvements” and “Office furniture and equipment.”

For the three and nine-months ended June 30, 2015 and June 30, 2014, Woodward had depreciation expense of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Depreciation expense	$11,280	$10,489	$33,727	$32,183

For the three and nine-months ended June 30, 2015 and June 30, 2014, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Capitalized interest	$2,544	$1,676	$7,310	$3,965

Note 11.  Goodwill

	September 30, 2014	Effects of Foreign Currency Translation	June 30, 2015
Aerospace	$455,423	$-	$455,423
Energy	104,301	(1,285)	103,016
Consolidated	$559,724	$(1,285)	$558,439

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

During the three and nine-months ended June 30, 2015 there were no events or changes in operation that triggered a need to assess goodwill for possible impairment.  As part of the Company’s ongoing efforts to assess goodwill for possible indications of impairment, Woodward continues to consider a wide variety of factors, including but not limited to the global economic environment and its potential impact on Woodward’s business.

Note 12.  Intangible assets, net

	June 30, 2015			September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(111,495)	$170,730	$282,225	$(97,281)	$184,944
Energy	41,566	(32,697)	8,869	41,706	(32,032)	9,674
Total	$323,791	$(144,192)	$179,599	$323,931	$(129,313)	$194,618

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	19,473	(16,616)	2,857	19,954	(15,938)	4,016
Total	$19,473	$(16,616)	$2,857	$19,954	$(15,938)	$4,016

Process technology:
Aerospace	$76,605	$(35,989)	$40,616	$76,605	$(31,719)	$44,886
Energy	23,280	(14,412)	8,868	23,078	(13,141)	9,937
Total	$99,885	$(50,401)	$49,484	$99,683	$(44,860)	$54,823

Other intangibles:
Aerospace	$9,100	$(8,950)	$150	$9,100	$(8,465)	$635
Energy	1,360	(833)	527	1,519	(839)	680
Total	$10,460	$(9,783)	$677	$10,619	$(9,304)	$1,315

Total intangibles:
Aerospace	$367,930	$(156,434)	$211,496	$367,930	$(137,465)	$230,465
Energy	85,679	(64,558)	21,121	86,257	(61,950)	24,307
Consolidated Total	$453,609	$(220,992)	$232,617	$454,187	$(199,415)	$254,772

For the three and nine-months ended June 30, 2015 and June 30, 2014, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Amortization expense	$7,224	$8,357	$22,026	$25,498

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2015 (remaining)	$7,230
2016	27,568
2017	25,861
2018	25,037
2019	23,201
Thereafter	123,720
$232,617

Note 13.  Credit facilities, short-term borrowings and long-term debt

Short-term borrowings

A Chinese subsidiary of Woodward has a local credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 25% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at June 30, 2015 and September 30, 2014.

In the second quarter of fiscal year 2015, a Brazilian subsidiary of Woodward arranged a local uncommitted credit facility with the Banco J.P. Morgan S.A. under which it has the ability to borrow up to 26,000 Brazilian Real.  Any cash borrowings under the local Brazilian credit facility will be secured by a parent guarantee from Woodward.  The Brazilian subsidiary may utilize the local facility to support its operating cash needs.  Local currency borrowings on the Brazilian credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 1.75%.  The Brazilian subsidiary had $3,186 outstanding cash borrowings against the local credit facility at June 30, 2015.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of June 30, 2015 and September 30, 2014 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt

	June 30,	September 30,
	2015	2014
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020, unsecured	375,000	210,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Total long-term debt	$875,000	$710,000

Revolving credit facility

Woodward maintains a revolving credit facility established under a revolving credit agreement between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  On April 28, 2015, Woodward amended the Revolving Credit Agreement to increase its borrowing capacity from $600,000 to $1,000,000 (the “Amended Revolving Credit Agreement”).  The terms and conditions of the Amended Revolving Credit Agreement are similar to the prior credit agreement.  The Amended Revolving Credit Agreement matures in April 2020.  The Amended Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.  Borrowings under the Amended Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  Under the Amended Revolving Credit Agreement, there were $375,000 in principal amount of borrowings outstanding as of June 30, 2015, at an effective interest rate of 1.24%.  Under the prior Revolving Credit Agreement, there were $210,000 in principal amount of borrowings outstanding as of September 30, 2014, at an effective interest rate of 1.21%.  As of June 30, 2015 and September 30, 2014, the entire outstanding balance on both the Amended Revolving Credit Agreement and the prior Revolving Credit Agreement was classified as long-term debt.

The Amended Revolving Credit Agreement contains certain covenants customary with such agreements, which are generally consistent with the covenants applicable to Woodward’s long-term debt agreements, and contains customary events of default, including certain cross default provisions related to Woodward’s other outstanding debt arrangements in excess of $60,000, the occurrence of which would permit the lenders to accelerate the amounts due thereunder.  In addition, the Amended Revolving Credit Agreement includes the following financial covenants: (i) a maximum permitted leverage ratio of consolidated net debt to consolidated earnings before interest, taxes, depreciation, stock-based compensation, and amortization, plus any usual non-cash charges to the extent deducted in computing net income minus any usual non-cash gains to the extent added in computing net income (“Leverage Ratio”) for Woodward and its consolidated subsidiaries of 3.5 to 1.0, which ratio, subject to certain restrictions, may increase to 4.0 to 1.0 for the fiscal quarter (and the immediately following fiscal quarter) during which a permitted acquisition occurs and to 3.75 to 1.0 for the following two succeeding fiscal quarters, and (ii) a minimum consolidated net worth of $800,000 plus (a) 50% of Woodward’s positive net income for the prior fiscal year and (b) 50% of Woodward’s net cash proceeds resulting from certain issuances of stock, subject to certain adjustments.

Woodward’s obligations under the Amended Revolving Credit Agreement are guaranteed by Woodward FST, Inc., Woodward MPC, Inc., and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward.

In connection with the Amended Revolving Credit Agreement, Woodward incurred $2,359 in financial costs, which are deferred and are being amortized using the straight-line method over the life of the agreement.  As of April 28, 2015, Woodward also had $2,014 remaining of deferred financing costs incurred in connection with the Revolving Credit Agreement, which have been combined with the financing costs associated with the Amended Revolving Credit Agreement and are being amortized using the straight-line method over the lift of the Amended Revolving Credit Agreement.

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

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of June 30, 2015, the Series J Notes bore interest at an effective rate of 1.53%.

Principal payment of the Series C Notes is due on October 1, 2015.  This payment is classified as long-term based on Woodward’s intent and ability to refinance this debt for a longer term either through the issuance of new long-term debt or payment of the principal amount with its existing revolving line of credit, which does not mature until July 2020.

In connection with the 2013 Note Purchase Agreement, in fiscal year 2014, Woodward incurred $1,297 in financing costs, which are deferred and will be amortized using the straight-line method over the life of the agreement.

Note 14.  Accrued liabilities

	June 30,	September 30,
	2015	2014
Salaries and other member benefits	$56,609	$95,031
Warranties	13,690	16,916
Interest payable	6,241	12,487
Current portion of acquired performance obligations and unfavorable contracts (1)	8,417	16,432
Accrued retirement benefits	2,261	2,286
Deferred revenues	10,040	6,108
Taxes, other than income	6,535	8,557
Other	10,527	14,914
	$114,320	$172,731

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

	Nine-Months Ended June 30,
	2015	2014
Warranties, beginning of period	$16,916	$15,224
Expense	6,651	7,006
Reductions for settling warranties	(9,245)	(5,552)
Foreign currency exchange rate changes	(632)	118
Warranties, end of period	$13,690	$16,796

Note 15.  Other liabilities

	June 30,	September 30,
	2015	2014
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$38,039	$38,850
Total unrecognized tax benefits, net of offsetting adjustments	16,013	14,707
Acquired performance obligations and unfavorable contracts (1)	4,712	12,792
Deferred economic incentives (2)	19,107	18,408
Other	17,670	16,454
	$95,541	$101,211
(1)

In connection with Woodward’s acquisition of the Duarte Business in fiscal year 2013, Woodward assumed current and long-term performance obligations for contractual commitments that are expected to result in future economic losses.  In addition, Woodward assumed current and long-term performance obligations for services to be provided to the Seller, offset by current and long-term assets related to contractual payments due from the Seller.  The long-term portion of both obligations is included in “Other liabilities” as of September 30, 2014.  As of June 30, 2015, “Other liabilities” includes the long-term portion of the acquired unfavorable contracts as only a current portion of the acquired performance obligations remains.

(2)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and will be recognized as a reduction to non-income tax expense over the economic lives of the related capital expansion projects.

Note 16.  Other (income) expense, net

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net (gain) loss on sales of assets	$(48)	$(20)	$(766)	$116
Rent income	(105)	(124)	(365)	(418)
Net gain on investments in deferred compensation program	10	(306)	(480)	(879)
Other	31	(19)	(40)	(85)
	$(112)	$(469)	$(1,651)	$(1,266)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s income from operations:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Earnings before income taxes	$57,559	$62,468	$172,222	$152,168
Income tax expense	13,806	16,467	40,830	37,986
Effective tax rate	24.0%	26.4%	23.7%	25.0%

The decrease in the year-over-year effective tax rate for the three-months ended June 30, 2015, is primarily attributable to a favorable net valuation increase in deferred tax assets in the current quarter that was partially offset by smaller net favorable resolutions of foreign tax matters in the current quarter compared to the prior year’s quarter.  The decrease in the effective tax rate for the nine-months ended June 30, 2015 included both the quarterly decrease and the retroactive extension of the U.S. research and experimentation tax credit for calendar year 2014, which was enacted in December 2014, and was partially offset by smaller net favorable resolutions of foreign tax matters in the current year compared to the prior year.

Gross unrecognized tax benefits were $23,769 as of June 30, 2015 and $22,687 as of September 30, 2014.  Included in the balance of unrecognized tax benefits were $14,249 as of June 30, 2015 and $12,807 as of September 30, 2014, of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $3,105 in the next twelve months due to the completion of reviews by tax authorities and the expiration of certain statutes of limitations.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued gross interest and penalties of $1,468 as of June 30, 2015 and $1,158 as of September 30, 2014.

Woodward’s tax returns are subject to audits by U.S., state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  With a few exceptions, Woodward’s fiscal years remaining open to examination in the United States include fiscal years 2012 and thereafter, and fiscal years remaining open to examination in significant foreign jurisdictions include 2005 and thereafter.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Company costs	$7,908	$5,537	$23,034	$16,219

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

Effective June 30, 2015, the Company terminated the defined benefit pension plan for employees at its Duarte, California manufacturing facility.  The plan, which was established in fiscal year 2013 in connection with the December 2012 acquisition of the Duarte business, was amended in fiscal year 2014 to cease all future benefit accruals under the plan and was closed to new entrants.  Cash payout of benefits will occur after regulatory approval of the plan termination.  In exchange for the freeze and termination of the plan, which were agreed upon through negotiations with the applicable employee union, the employees were provided replacement benefits through full participation in the Woodward U.S. defined contribution plan.  Woodward does not expect future cash payouts to the beneficiaries of the terminated plan to be significantly different from the approximately $80 liability reflected in Woodward’s statement of financial position as of June 30, 2015.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended June 30,
	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Service cost	$504	$872	$193	$263	$697	$1,135
Interest cost	1,489	1,602	527	616	2,016	2,218
Expected return on plan assets	(2,662)	(2,432)	(751)	(781)	(3,413)	(3,213)
Amortization of:
Net actuarial (gain) loss	99	83	47	166	146	249
Prior service cost (benefit)	96	19	-	(1)	96	18
Curtailment (gain) loss	-	-	-	(915)	-	(915)
Net periodic retirement pension (benefit) cost	$(474)	$144	$16	$(652)	$(458)	$(508)
Contributions paid	$-	$100	$143	$176	$143	$276

	Nine-Months Ended June 30,
	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Service cost	$1,513	$2,616	$590	$784	$2,103	$3,400
Interest cost	4,475	4,815	1,595	1,816	6,070	6,631
Expected return on plan assets	(7,994)	(7,299)	(2,274)	(2,308)	(10,268)	(9,607)
Amortization of:
Net actuarial (gain) loss	297	248	142	490	439	738
Prior service cost (benefit)	288	56	-	(3)	288	53
Curtailment (gain) loss	-	-	-	(915)	-	(915)
Net periodic retirement pension (benefit) cost	$(1,421)	$436	$53	$(136)	$(1,368)	$300
Contributions paid	$-	$400	$1,365	$2,343	$1,365	$2,743

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$7	$11	$22	$35
Interest cost	308	358	925	1,074
Amortization of:
Net actuarial (gain) loss	(18)	(50)	(54)	(150)
Prior service cost (benefit)	(40)	(40)	(119)	(119)
Net periodic other postretirement (benefit) cost	$257	$279	$774	$840
Contributions paid	$570	$481	$1,471	$1,849

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

Retirement pension benefits:
United States	$21
United Kingdom	274
Japan	-
Other postretirement benefits	2,307

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

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Company contributions	$142	$180	$452	$555

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

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015			2014
Expected term (years)	n/a	n/a	6.2	-	8.8	5.8	-	8.6
Estimated volatility	n/a	n/a	36.5%			38.5%
Estimated dividend yield	n/a	n/a	0.7%			0.8%
Risk-free interest rate	n/a	n/a	2.0%	-	2.3%	1.7%	-	2.5%

The following is a summary of the activity for stock option awards during the three and six-months ended June 30, 2015:

	Three-Months Ended		Nine-Months Ended
	June 30, 2015		June 30, 2015
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,111	$30.86	4,501	$28.08
Options granted	-	n/a	751	46.55
Options exercised	(320)	17.19	(428)	18.55
Options forfeited	(7)	41.11	(40)	37.80
Options, ending balance	4,784	31.76	4,784	31.76

Changes in non-vested stock options during the three and nine-months ended June 30, 2015 were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2015		June 30, 2015
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	1,747	$40.50	1,679	$34.83
Options granted	-	n/a	751	46.55
Options vested	(10)	34.04	(661)	33.06
Options forfeited	(7)	41.11	(39)	37.80
Options, ending balance	1,730	40.53	1,730	40.53

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2015 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,784	$31.76	5.8	$111,163
Options vested and exercisable	3,055	26.79	4.3	86,162
Options vested and expected to vest	4,682	31.50	5.7	109,961

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

Woodward recognizes stock compensation expense on a straight-line basis over the requisite service period.

A summary of the activity for restricted stock awards in the three and nine-months ended June 30, 2015 follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2015		June 30, 2015
	Number	Fair Value per Share	Number	Fair Value per Share
Beginning balance	24	$39.43	24	$39.43
Shares granted	-	n/a	-	n/a
Shares vested	-	n/a	-	n/a
Shares forfeited	-	n/a	-	n/a
Ending balance	24	39.43	24	39.43

At June 30, 2015, there was approximately $12,201 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan (for which no further grants will be made) and the 2006 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.

The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment external net sales:
Aerospace	$288,480	$274,923	$825,676	$765,816
Energy	206,330	249,361	650,002	669,977
Total consolidated net sales	$494,810	$524,284	$1,475,678	$1,435,793
Segment earnings:
Aerospace	$46,362	$39,357	$127,783	$102,195
Energy	30,619	40,203	97,111	99,162
Total segment earnings	76,981	79,560	224,894	201,357
Nonsegment expenses	(13,564)	(11,193)	(35,884)	(31,159)
Interest expense, net	(5,858)	(5,899)	(16,788)	(18,030)
Consolidated earnings before income taxes	$57,559	$62,468	$172,222	$152,168

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	June 30, 2015	September 30, 2014
Segment assets:
Aerospace	$1,529,882	$1,440,355
Energy	628,995	610,345
Total segment assets	2,158,877	2,050,700
Unallocated corporate property, plant and equipment, net	78,429	72,992
Other unallocated assets	274,430	273,510
Consolidated total assets	$2,511,736	$2,397,202

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

EBIT and EBITDA for the three and nine-months ended June 30, 2015 and June 30, 2014 were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2015	2014	2015	2014
Net earnings	$43,753	$46,001	$131,392	$114,182
Income taxes	13,806	16,467	40,830	37,986
Interest expense	6,077	5,972	17,355	18,219
Interest income	(219)	(73)	(567)	(189)
EBIT	63,417	68,367	189,010	170,198
Amortization of intangible assets	7,224	8,357	22,026	25,498
Depreciation expense	11,280	10,489	33,727	32,183
EBITDA	$81,921	$87,213	$244,763	$227,879

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

Free cash flow for the nine-months ended June 30, 2015 and June 30, 2014 were as follows:

	Nine-Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$167,320	$183,890
Payments for property, plant and equipment	(190,865)	(104,530)
Free cash flow (outflow)	$(23,545)	$79,360

OVERVIEW

Joint Venture

On May 20, 2015, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, entered into a binding agreement to form a strategic joint venture between Woodward and GE (the “JV”).  The JV will design, develop, source, supply and service the fuel system (including components from the fuel inlet up to the fuel nozzle) for specified existing and all future GE commercial aircraft engines that produce thrust in excess of 50,000 pounds.

Upon formation of the JV, Woodward will assign certain contractual rights to the JV in exchange for a payment from GE of $250,000 (subject to certain normal and customary adjustments).  In addition, GE will pay Woodward fifteen annual payments of approximately $4,900 each per year. Because the contractual rights have no cost basis in Woodward’s financial records, Woodward expects to account for the fair value of the proceeds received as a deferred gain that will be recognized over the economic lives of the assigned contractual rights.  Closing is subject to obtaining regulatory approvals in various global jurisdictions.

Woodward will own 50% of the JV, which will be jointly managed by Woodward and GE, and any significant decisions and/or actions of the JV will require mutual consent of both Woodward and GE.  Woodward expects to account for the JV using the equity method, as neither Woodward nor GE will exercise operating control over the JV.

Operational Highlights

Third Quarter Highlights

Net sales for the third quarter of fiscal year 2015 were $494,810, a decrease of $29,474 or 5.6%, compared to $524,284 for the third quarter of the prior fiscal year.  Net sales for the third quarter of fiscal year 2015 were negatively impacted by $19,372 related to unfavorable impacts of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2014.

Net earnings for the third quarter of fiscal year 2015 were $43,753, a decrease of $2,248, or 4.9%, compared to $46,001 for the third quarter of fiscal year 2014.  Net earnings per diluted share was $0.66 for the third quarter of fiscal year 2015, compared to $0.69 for the third quarter of fiscal year 2014.

The effective tax rate in the third quarter of fiscal year 2015 was 24.0% compared to 26.4% for the third quarter of the prior fiscal year.

EBIT for the third quarter of fiscal year 2015 was $63,417,  down 7.2% from $68,367 for the third quarter of fiscal year 2014.  EBIT for the third quarter of fiscal year 2015 was negatively impacted by approximately $4,300 related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2014.  EBITDA for the third quarter of fiscal year 2015 was $81,921,  a decrease of 6.1% from $87,213 for the third quarter of fiscal year 2014.

Year to Date Highlights

Net sales for the first nine months of fiscal year 2015 were $1,475,678, an increase of 2.8% from $1,435,793 for the first nine months of the prior fiscal year.  Net sales for the first nine months of fiscal year 2015 were negatively impacted by $46,293 related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2014.

Net earnings for the first nine months of fiscal year 2015 were $131,392, or $1.98 per diluted share, an increase of $17,210, or 15.1%, compared to $114,182, or $1.68 per diluted share, for the first nine months of fiscal year 2014.

The effective tax rate in the first nine months of fiscal year 2015 was 23.7%, compared to 25.0% for the first nine months of the prior fiscal year.

EBIT for the first nine months of fiscal year 2015 was $189,010, up 11.1% from $170,198 in the same period of fiscal year 2014.  EBIT for the first nine months of fiscal year 2015 were negatively impacted by approximately $8,400 related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2014.  EBITDA for the first nine months of fiscal year 2015 was $244,763, up 7.4% from $227,879 for the same period of fiscal year 2014.

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal year 2015 was $167,320, compared to $183,890 for the same period of fiscal year 2014.

Free cash flow for the first nine months of fiscal year 2015 was an outflow of 23,545, compared to an inflow of $79,360 for the same period of fiscal year 2014,  primarily attributable to higher capital expenditures in the first nine months of fiscal year 2015 as compared to the same period of the prior year.

On April 28, 2015, Woodward amended its revolving credit facility to increase its borrowing capacity from $600,000 to $1,000,000 (the “Amended Revolving Credit Agreement”).  The terms and conditions of the Amended Revolving Credit Agreement are similar to the prior credit agreement.  The Amended Revolving Credit Agreement matures in April 2020.  The Amended Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.

At June 30, 2015, we held $87,384 in cash and cash equivalents, and had total outstanding debt of $878,186 with additional borrowing availability of $616,506, net of outstanding letters of credit, under our $1,000,000 revolving credit facility.  There was additional borrowing capacity of $32,680 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Nine-Months Ended
	June 30, 2015	% of Net Sales	June 30, 2014	% of Net Sales	June 30, 2015	% of Net Sales	June 30, 2014	% of Net Sales
Net sales	$494,810	100%	$524,284	100%	$1,475,678	100%	$1,435,793	100%
Costs and expenses:
Cost of goods sold	351,421	71.0	372,571	71.1	1,050,783	71.2	1,028,065	71.6
Selling, general, and administrative expenses	39,305	7.9	40,468	7.7	117,598	8.0	113,079	7.9
Research and development costs	33,555	6.8	34,990	6.7	97,912	6.6	100,219	7.0
Amortization of intangible assets	7,224	1.5	8,357	1.6	22,026	1.5	25,498	1.8
Interest expense	6,077	1.2	5,972	1.1	17,355	1.2	18,219	1.3
Interest income	(219)	(0.0)	(73)	(0.0)	(567)	(0.0)	(189)	(0.0)
Other (income) expense, net	(112)	(0.0)	(469)	(0.1)	(1,651)	(0.1)	(1,266)	(0.1)
Total costs and expenses	437,251	88.4	461,816	88.1	1,303,456	88.3	1,283,625	89.4
Earnings before income taxes	57,559	11.6	62,468	11.9	172,222	11.7	152,168	10.6
Income tax expense	13,806	2.8	16,467	3.1	40,830	2.8	37,986	2.6
Net earnings	$43,753	8.8	$46,001	8.8	$131,392	8.9	$114,182	8.0

Other select financial data:

	June 30,	September 30,
	2015	2014
Working capital	$654,677	$668,628
Short-term borrowings	3,186	-
Total debt	878,186	710,000
Total stockholders' equity	1,127,271	1,160,944

Net Sales

Consolidated net sales for the third quarter of fiscal year 2015 decreased by $29,474, or 5.6%, compared to the same period of fiscal year 2014.  Consolidated net sales for the first nine months of fiscal year 2015 increased by $39,885, or 2.8%, compared to the same period of fiscal year 2014.  Details of the changes in consolidated net sales are as follows:

	Three-Month	Nine-Month
	Period	Period
Consolidated net sales for the period ended June 30, 2014	$524,284	$1,435,793
Aerospace volume	9,186	48,374
Energy volume	(23,627)	26,140
Price and sales mix	4,339	11,664
Effects of changes in foreign currency rates	(19,372)	(46,293)
Consolidated net sales for the period ended June 30, 2015	$494,810	$1,475,678

The decrease in net sales for the third quarter of fiscal year 2015 was primarily attributable to decreased sales in China of natural gas truck systems and the negative effect of foreign currency exchange rate changes, partially offset by increased sales volume of industrial gas turbine systems and increased sales across nearly all markets in Aerospace.

The increase in net sales for the first nine months of fiscal year 2015 was primarily attributable to improvements in many of our markets in both the Aerospace and Energy segments.  In Aerospace, we saw improvements across all markets over the prior year.  In Energy, we saw increased sales volume of industrial gas turbine systems, partially offset by lower sales of natural gas truck systems in China.

Our net sales were negatively impacted by $19,372 during the third quarter and $46,293 during the first nine months of fiscal year 2015 due to unfavorable impacts of fluctuations in foreign currency exchange rates compared to the same periods of fiscal year 2014, driven primarily by changes in the European Monetary Unit (“EUR”).  Virtually all of the negative foreign currency impact to our net sales was realized through our Energy segment.

Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), EUR, Great Britain Pounds (“GBP”), Japanese Yen (“JPY”), Brazilian Real (“BRL”), and Chinese Renminbi (“RMB”).  As the USD, EUR, GBP, JPY, BRL and RMB fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions.  For additional information on foreign currency exchange rate risk, please refer to the risk factor titled “We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries” set forth under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K.

Costs and Expenses

Cost of goods sold decreased by $21,150 to $351,421 or 71.0% of net sales, for the third quarter of fiscal year 2015 from $372,571, or 71.1% of net sales, for the third quarter of fiscal year 2014.  The decrease in cost of goods sold for the third quarter is primarily attributable to lower sales and manufacturing expenses and the favorable cost impact of fluctuations in foreign currency exchange rates compared to the same periods of fiscal year 2014.  Cost of goods sold for the first nine months of fiscal year 2015 increased by $22,718 to $1,050,783, or 71.2% of net sales, from $1,028,065 or 71.6% of net sales for the first nine months of fiscal year 2014.  The increase in cost of goods sold for the nine-month period is primarily attributable to higher sales volumes, partially offset by the favorable cost impact of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2014.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 29.0% for the third quarter of fiscal year 2015, comparable to 28.9% for the same period of the prior fiscal year.  Gross margin was 28.8% for the first nine months of fiscal year 2015, compared to 28.4% for the same period of the prior fiscal year.  Gross margin for the first nine months of fiscal year 2015 was higher compared to the same period of fiscal year 2014, primarily related to fixed cost leverage on increases in sales volume, partially offset by increased manufacturing costs as compared to the same periods of the prior year.

Selling, general, and administrative expenses decreased by $1,163, or 2.9%, to $39,305 for the third quarter of fiscal year 2015 as compared to $40,468 for the same period of fiscal year 2014.  Selling, general, and administrative expenses increased as a percentage of net sales to 7.9% for the third quarter of fiscal year 2015 as compared to 7.7% for the same period of fiscal year 2014.  The decrease in selling, general and administrative expenses for the third quarter of fiscal year 2015 is primarily due to lower spending and the favorable cost impact of fluctuations in foreign currency exchange rates compared to the same periods of fiscal year 2014, partially offset by increased costs associated with the JV agreement between Woodward and GE.

Selling, general, and administrative expenses increased by $4,519, or 4.0%, to $117,598 for the first nine months of fiscal year 2015 as compared to $113,079 for the same period of fiscal year 2014.  Selling, general and administrative expenses as a percentage of net sales were 8.0% for the first nine months of fiscal year 2015 as compared to 7.9% for the same period of fiscal year 2014.    The increase in selling, general and administrative expenses for the first nine months of fiscal year 2015 is primarily due to normal variability in costs as well as costs associated with the JV agreement between Woodward and GE, partially offset by the favorable cost impact of fluctuations in foreign currency exchange rates compared to the same periods of fiscal year 2014.

Research and development costs decreased by $1,435, or 4.1%, to $33,555 for the third quarter of fiscal year 2015 as compared to $34,990 for the same period of fiscal year 2014.  Research and development costs decreased by $2,307, or 2.3%, to $97,912 for the first nine months of fiscal year 2015 as compared to $100,219 for the same period of fiscal year 2014.  Research and development costs for the third quarter of fiscal year 2015 increased as a percentage of net sales to 6.8% as compared to 6.7% for the same period of fiscal year 2014.  Research and development costs for the first nine months of fiscal year 2015 decreased as a percentage of net sales to 6.6% as compared to 7.0% for the same period of fiscal year 2014.  The decrease in research and development costs for the third quarter and first nine months of 2015 as compared to the same periods in fiscal year 2014 is primarily due to the favorable cost impact of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2014 in addition to the variability in the timing of projects and related milestones.  Our research and development activities extend across most of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Amortization of intangible assets decreased to $7,224 for the third quarter and $22,026 for first nine months of fiscal year 2015,  compared to $8,357 for the third quarter and $25,498 for the first nine months of fiscal year 2014.  As a percentage of net sales, amortization of intangible assets decreased to 1.5% for both the third quarter and first nine months of fiscal year 2015, as compared to 1.6% for the third quarter and 1.8% for the first nine months of fiscal year 2014.  The decrease in amortization expense is primarily related to some intangible assets becoming fully amortized during fiscal year 2014.

Interest expense decreased to $6,077 for the third quarter and $17,355 for the first nine months of fiscal year 2015, compared to $5,972 for the third quarter and $18,219 for the first nine months of fiscal year 2014.  As a percentage of net sales, interest expense was 1.2% for both the third quarter and first nine months of fiscal year 2015, as compared to 1.1% for the third quarter and 1.3% for the first nine months of fiscal year 2014.  The decrease in interest expense for third quarter and first nine months of fiscal year 2015 as compared to the same periods of the prior fiscal year is due to an increase in capitalized interest in the current fiscal year related primarily to interest capitalized to our three large facility expansion projects.

Income taxes were provided at an effective rate on earnings before income taxes of 24.0% for the third quarter and 23.7% for the first nine months of fiscal year 2015, compared to 26.4% for the third quarter and 25.0% for the first nine months of fiscal year 2014.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

	Three-Month	Nine-Month
	Period	Period
Effective tax rate for the period ended June 30, 2014	26.4%	25.0%
Research and experimentation credit	-	(3.0)
State and local taxes	(0.5)	(0.5)
Adjustment of prior period tax items	1.7	4.8
Taxes on international activities	(2.9)	(2.6)
Other	(0.7)	-
Effective tax rate for the period ended June 30, 2015	24.0%	23.7%

The decrease in the year-over-year effective tax rate for the three-months ended June 30, 2015, is primarily attributable to a favorable net valuation increase in deferred tax assets in the current quarter that was partially offset by smaller net favorable resolutions of foreign tax matters in the current quarter compared to the prior year’s quarter.  The decrease in the effective tax rate for the nine-months ended June 30, 2015 included both the quarterly decrease and the retroactive extension of the U.S. research and experimentation tax credit for calendar year 2014, which was enacted in December 2014, and was partially offset by smaller net favorable resolutions of foreign tax matters in the current year compared to the prior year.

Segment Results

The following table presents sales by segment:

	Three-Months Ended June 30,				Nine-Months Ended June 30,
	2015		2014		2015		2014
Net sales:
Aerospace	$288,480	58.3%	$274,923	52.4%	$825,676	56.0%	$765,816	53.3%
Energy	206,330	41.7	249,361	47.6	650,002	44.0	669,977	46.7
Consolidated net sales	$494,810	100.0%	$524,284	100.0%	$1,475,678	100.0%	$1,435,793	100.0%

The following table presents earnings by segment:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2015	2014	2015	2014
Aerospace	$46,362	$39,357	$127,783	$102,195
Energy	30,619	40,203	97,111	99,162
Total segment earnings	76,981	79,560	224,894	201,357
Nonsegment expenses	(13,564)	(11,193)	(35,884)	(31,159)
Interest expense, net	(5,858)	(5,899)	(16,788)	(18,030)
Consolidated earnings before income taxes	57,559	62,468	172,222	152,168
Income tax expense	(13,806)	(16,467)	(40,830)	(37,986)
Consolidated net earnings	$43,753	$46,001	$131,392	$114,182

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2015	2014	2015	2014
Aerospace	16.1%	14.3%	15.5%	13.3%
Energy	14.8%	16.1%	14.9%	14.8%

Aerospace

Aerospace segment net sales were $288,480 for the third quarter of fiscal year 2015 up 4.9%, compared to $274,923 for the third quarter of fiscal year 2014.  Increases in the third quarter of fiscal year 2015 were driven primarily by increased commercial original equipment manufacturer (“OEM”) sales volumes in addition to continued increases in defense aftermarket sales volumes compared to the prior fiscal year, partially offset by lower commercial aftermarket sales volumes.  Segment net sales increased 7.8% to $825,676 for the first nine months of fiscal year 2015, compared to $765,816 for the first nine months of fiscal year 2014.  The increase in segment net sales for the first nine months of fiscal year 2015 as compared to the same period of fiscal year 2014 was driven primarily by increased sales volumes in most markets.

Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on improved airline demand and new product introduction.  The commercial aftermarket has shown some variability but is generally consistent for the third quarter and up for the nine-month period when compared to the prior year, as global passenger traffic growth continues to drive aircraft utilization.

Aerospace segment earnings increased by $7,005, or 17.8%, to $46,362 for the third quarter of fiscal year 2015, compared to $39,357 for the third quarter of fiscal year 2014.  Segment earnings increased by $25,588, or 25.0%, to

$127,783 for the first nine months of fiscal year 2015, compared to $102,195 for the first nine months of fiscal year 2014.  The reasons for the net increases in Aerospace segment earnings for the third quarter and first nine months of fiscal year 2015 were as follows:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2014	$39,357	$102,195
Sales volume	4,174	23,132
Price, sales mix and productivity	2,341	10,699
Increases in manufacturing expenses	(2,030)	(9,074)
Decreased research and development expenses	913	2,269
Decreased (increased) selling, general and administrative expenses	1,532	(1,181)
Other, net	75	(257)
Earnings for the period ended June 30, 2015	$46,362	$127,783

Aerospace segment earnings as a percentage of sales were 16.1% for the third quarter and 15.5% for the first nine months of fiscal year 2015, compared to 14.3% for the third quarter and 13.3% for the first nine months of fiscal year 2014.  The increase was primarily attributable to increased sales volume.

Energy

Energy segment net sales decreased 17.3% to $206,330 for the third quarter of fiscal year 2015, compared to $249,361 for the third quarter of fiscal year 2014.  Segment net sales decreased 3.0% to $650,002 for the first nine months of fiscal year 2015, compared to $669,977 for the first nine months of fiscal year 2014.  The decrease in sales for the third quarter of fiscal year 2015 was primarily the result of lower of natural gas truck systems sales in China, partially offset by higher sales of industrial gas turbine systems and components, particularly sales to heavy frame turbine aftermarket.  The decrease in segment net sales for the third quarter of fiscal year 2015 as compared to the same period of fiscal year 2014 also reflected the unfavorable impact of changes in foreign currency exchange rates of approximately $19,100.

The decrease in segment net sales for the first nine months of fiscal year 2015 as compared to the same period of fiscal year 2014 was driven primarily by the unfavorable impact of changes in foreign currency exchange rates of approximately $44,700 and lower sales of natural gas truck systems in China, partially offset by increased sales volume of industrial gas turbine systems and components.

Energy segment earnings decreased by $9,584, or 23.8%, to $30,619 for the third quarter of fiscal year 2015, compared to $40,203 for the third quarter of fiscal year 2014.  Segment earnings decreased by $2,051, or 2.1%, to $97,111 for the first nine months of fiscal year 2015, compared to $99,162 for the first nine months of fiscal year 2014.  The reasons for the net changes in Energy segment earnings for the third quarter and first nine months of fiscal year 2015 were as follows:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2014	$40,203	$99,162
Sales volume	(10,777)	10,651
Price, sales mix and productivity	1,604	180
Decreased (increased) manufacturing expenses	1,238	(3,742)
Increased research and development expenses	(227)	(1,854)
Decreased selling, general and administrative expenses	1,193	635
Effects of changes in foreign currency rates	(3,825)	(9,828)
Other, net	1,210	1,907
Earnings for the period ended June 30, 2015	$30,619	$97,111

Energy segment earnings as a percentage of sales were 14.8% for the third quarter and 14.9% for the first nine months of fiscal year 2015, compared to 16.1% for the third quarter and 14.8% for the first nine months of fiscal year 2014.  The decrease in segment earnings for the third quarter of fiscal year 2015 as compared to the same period of the prior year was primarily attributable to decreased sales volume and the unfavorable impact of changes in foreign currency exchange rates, partially offset by lower operating costs.  The decrease in segment earnings for the first nine months of fiscal year 2015 as compared to the same period of the prior year was primarily attributable to the unfavorable impact of changes in foreign currency exchange rates, partially offset by the effects of increased sales volume.

Nonsegment expenses

Nonsegment expenses increased to $13,564 for the third quarter and $35,884 first nine months of fiscal year 2015, compared to $11,193 for the third quarter and $31,159 for the first nine months of fiscal year 2014.  As a percent of sales, nonsegment expenses increased to 2.7% of net sales for the third quarter and 2.4% of net sales first nine months of fiscal year 2015, compared to 2.1% of net sales for the third quarter and 2.2% of net sales for the first nine months of fiscal year 2014.  The increase in nonsegment expenses in the third quarter and first nine months of fiscal year 2015 is primarily due to costs associated with the JV agreement between Woodward and GE.

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

Our aggregate cash and cash equivalents were $87,384 at June 30, 2015 and $115,287 at September 30, 2014, and our working capital was $654,677 at June 30, 2015 and $668,628 at September 30, 2014.  Of the $87,384 of cash and cash equivalents held at June 30, 2015, $79,257 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the U.S.  may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is Woodward’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay Woodward for the related accounts receivable balance.  Woodward had bankers’ acceptance notes of $13,607 at June 30, 2015 and $62,352 at September 30, 2014 recorded as non-customer accounts receivable on its consolidated balance sheets.  The decrease in the amount of bankers’ acceptance notes is due to the lower sales of natural gas truck systems in China.  Woodward only accepts bankers’ acceptance notes issued by creditworthy banks as to which the credit risk associated with the bankers’ acceptance note is assessed to be low.

Our revolving credit facility, which we amended on April 28, 2015, matures in April 2020 and provides a borrowing capacity of up to $1,000,000 with the option to increase total available borrowings to up to $1,200,000, subject to lenders’ participation.  We can borrow against our $1,000,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our stock, payments of dividends, acquisitions, and facilities expansions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of our $1,000,000 revolving credit facility and our other credit facilities, see Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At June 30, 2015, we had total outstanding debt of $878,186, with additional borrowing availability of $616,506 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $32,680 under various foreign credit facilities.

At June 30, 2015, we had $375,000 of borrowings outstanding under our revolving credit facility, which was classified as long-term, and $3,186 of borrowings outstanding under our Brazilian line of credit.    Revolving credit facility and short-term borrowing activity during the nine-months ended June 30, 2015 were as follows:

Maximum daily balance during the period	$478,244
Average daily balance during the period	$323,017
Weighted average interest rate on average daily balance	1.27%

We  believe we were in compliance with all our debt covenants at June 30, 2015.  See Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q, and Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

On May 20, 2015, we entered into a binding agreement with GE to form a strategic joint venture between us and GE (the “JV”).  The JV will design, develop, source, supply and service the fuel system (including components from the fuel inlet up to the fuel nozzle) for specified existing and all future GE commercial aircraft engines that produce thrust in excess of 50,000 pounds.    Upon formation of the JV, we will assign certain contractual rights to the JV in exchange for a payment from GE of $250,000 (subject to certain normal and customary adjustments).  In addition, GE will pay us fifteen annual payments of approximately $4,900 each per year. Because the contractual rights have no cost basis in our financial records, we expect to account for the fair value of the proceeds received as a deferred gain that will be recognized over the economic lives of the assigned contractual rights.  Closing is subject to obtaining regulatory approvals in various global jurisdictions.

In the second quarter of fiscal year 2015, our Board of Directors terminated our previous stock repurchase program and replaced it with a new program for the repurchase of up to $300,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2018 (the “2015 Authorization”).

On June 2, 2015, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) under which we repurchased shares of our common stock for an aggregate purchase price of $125,000.  Upon execution of the ASR Agreement, Goldman initially delivered to us 2,048 shares of common stock.   The number of shares of common stock to be ultimately repurchased by us under the ASR program, which is expected to be completed before December 31, 2015, will be based generally on the average daily volume-weighted average price of our stock during the term of the ASR Agreement.

We are currently developing a second campus in the greater-Rockford, Illinois area for our Aerospace segment, and have begun occupying the new facility.  This campus is intended to support our expected growth over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  These investments are expected to result in future productivity gains for our existing and new business.  In addition, in September 2013, we invested in a building site in Niles, Illinois.  We have completed a new facility on this site for our Aerospace segment and have relocated most of our operations formerly residing in nearby Skokie, Illinois, to this new facility.  We are also developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Energy segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  In total, we anticipate investing approximately $500,000 through fiscal year 2016 in land, buildings and equipment among our two Rockford, Illinois area campuses, the facility in Niles, Illinois, and a new campus at our corporate headquarters in Fort Collins, Colorado.  Of this $500,000 anticipated amount, we have spent approximately $375,000 to date related to these investments.

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

Cash Flows

	Nine-Months Ended
	June 30,
	2015	2014
Net cash provided by operating activities	$167,320	$183,890
Net cash used in investing activities	(188,379)	(104,272)
Net cash provided by (used in) financing activities	2,704	(32,786)
Effect of exchange rate changes on cash and cash equivalents	(9,548)	454
Net change in cash and cash equivalents	(27,903)	47,286
Cash and cash equivalents at beginning of period	115,287	48,556
Cash and cash equivalents at end of period	$87,384	$95,842

Net cash flows provided by operating activities for the first nine months of fiscal year 2015 was $167,320 compared to $183,890 for the same period of fiscal year 2014.  Higher earnings in the first nine months of fiscal year 2015 as compared to the first nine months of fiscal year 2014 were more than offset by higher income tax payments and the timing of other payments made in the first nine months of fiscal year 2015 as compared to the same period of the prior year.

Net cash flows used in investing activities for the first nine months of fiscal year 2015 was $188,397 compared to $104,272 for the same period of fiscal year 2014.  The increase in cash used in investing activities compared to the same period of the prior fiscal year is due to increases in capital expenditures.  Payments for property, plant and equipment increased by $86,335 to $190,865 in the first nine months of fiscal year 2015 as compared to $104,530 in the same period of fiscal year 2014 related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new facility in Niles, Illinois, and a new campus at our headquarters in Fort Collins, Colorado.

Net cash flows provided by financing activities for the first nine months of fiscal year 2015 was $2,704 compared to net cash flows used in financing activities of $32,786 for the same period of fiscal year 2014.  During the first nine months of fiscal year 2015, we had net debt borrowings of $168,360 compared to net debt borrowings of $115,002 in the same period of fiscal year 2014.  We utilized $157,118, including $125,000 under the ASR, to repurchase 2,670 shares of our common stock in the first nine months of fiscal year 2015 under our existing stock repurchase program, compared to $141,488 to repurchase 3,272 shares of our common stock in the same period of fiscal year 2014.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  During the three-months ended June 30, 2015, we entered into the Amended Revolving Credit Agreement as discussed in Note 13, Credit facilities, short-term borrowings, and long-term debt, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.   Other than this agreement, there have been no material changes to our various contractual obligations during the first nine months of fiscal year 2015.

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

Off-Balance Sheet Arrangements

During the three-months ended June 30, 2015,  we entered into a binding agreement with GE to form a strategic joint venture between us and GE as discussed in Note 4, Joint Venture.  As of June 30, 2015, we did not have any other off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2015 through April 30, 2015	-	$-		-	$300,000
May 1, 2015 through May 31, 2015	-	-		-	300,000
June 1, 2015 through June 30, 2015 (2), (3)	2,047,912	51.89	(2)	2,047,601	175,000
(1)

In July 2013, our Board of Directors authorized a program for the repurchase of up to $200,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was to expire in July 2016 (the “2013 Authorization”).  In the second quarter of fiscal year 2015, our Board of Directors terminated the 2013 Authorization and replaced the 2013 Authorization with a new program for the repurchase of up to $300,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2018 (the “2015 Authorization”).

(2)

On June 2, 2015, Woodward entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) under which Woodward repurchased shares of its common stock for an aggregate purchase price of $125,000.  Upon execution of the ASR Agreement, Goldman delivered to Woodward 2,047,601 shares of common stock, which represented an initial delivery of 85% of the estimated shares to be purchased by Woodward, based on a reference price of $51.89, the closing price on June 2, 2015of Woodward stock listed on the NASDAQ Global Select Market.  The number of shares of common stock to be ultimately repurchased by Woodward under the ASR program, which is expected to be completed before December 31, 2015, will be based generally on the average daily volume-weighted average price of Woodward stock during the term of the ASR Agreement.

(3)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 311 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in June 2015.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: July 20, 2015	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: July 20, 2015	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description

*	10.1

Amendment No. 1 to Credit Agreement, dated April 28, 2015,  and the conformed Credit Agreement by and among the Company, certain foreign subsidiary borrowers of the Company from time to time parties thereto, the institutions from time to time parties thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent.

*	10.2	Master Agreement by and between Woodward, Inc. and General Electric Company dated May 20, 2015.
*	10.3	Accelerated Share Repurchase (ASR) Mater Confirmation Agreement dated June 2, 2015
*	10.4	Accelerated Share Repurchase (ASR) Supplemental Confirmation Agreement dated June 2, 2015
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report