Form 10-K
period 2015-09-30
Woodward, Inc.
filed 2015-11-12
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

Large accelerated filer   ☒   Accelerated filer   ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2015 as reported on The NASDAQ Global Select Market on that date:  $2,237,673,753.  For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Charitable Trust, as of March 31, 2015, are excluded in that such persons may be deemed to be affiliates.  This determination is not necessarily conclusive of affiliate status.

Number of shares of the registrant’s common stock outstanding as of November 6, 2015: 63,209,585.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders to be held January 20, 2016, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

PART I

Forward Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	descriptions of our plans and expectations for future operations;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the effect of changes in the level of activity in particular industries or markets;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending; and
•	pension and other postretirement plan assumptions and future contributions .

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

•	our ability to monitor our technological expertise and the success of, and/or costs associated with, our product development activities;
•	consolidation in the aerospace market and our participation in a strategic joint venture with General Electric may make it more difficult to secure long-term sales in certain aerospace markets;
•	our ability to integrate acquisitions and manage costs related thereto;
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

•	industry risks, including changes in commodity prices for oil, natural gas, and other minerals, unforeseen events that may reduce commercial aviation, and changing emissions standards;
•	our operations may be adversely affected by information systems interruptions or intrusions; and
•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements.  Other factors are discussed under the caption “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (this “Form 10-K).  We undertake no obligation to revise or update any forward-looking statements for any reason.

Unless we have indicated otherwise or the context otherwise requires, references in this Form 10-K  to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward, Inc. and its consolidated subsidiaries.

Except where we have otherwise indicated or the context otherwise requires, amounts presented in this Form 10-K are in thousands, except per share amounts.

Item 1. Business

General

Woodward enhances the global quality of life, creating innovative energy control solutions that optimize the performance, efficiency and emissions of our customers’ products. We are an independent designer, manufacturer, and service provider of energy control and optimization solutions.  We design, produce and service reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments.  We have significant production and assembly facilities in the United States, Europe and Asia, and promote our products and services through our worldwide locations.

Our strategic focus is providing energy control and optimization solutions for the aerospace, industrial and energy markets.  The precise and efficient control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets we serve.  Our customers look to us to optimize the efficiency, emissions and operation of power equipment in both commercial and defense operations.  Our core technologies leverage well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems.  We focus primarily on serving original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.  We also provide aftermarket repair, replacement and other service support for our installed products.

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

Woodward was established in 1870, incorporated in 1902, and is headquartered in Fort Collins, Colorado.  The mailing address of our world headquarters is 1000 East Drake Road, Fort Collins, Colorado 80525.  Our telephone number at that location is (970) 482-5811, and our website is www.woodward.com.  None of the information contained on our website is incorporated into this document by reference.

Markets and Principal Lines of Business

We serve the aerospace, industrial and energy markets through our two reportable segments – Aerospace and Energy.  Our customers require technological solutions to meet their needs for performance, efficiency, and reliability, and to reduce their costs of operation.

Within the aerospace market, we provide systems, components and solutions for both commercial and defense applications.  Our key focus areas within this market are:

•	Propulsion and combustion control solutions for turbine powered aircrafts; and
•	Fluid and motion control solutions for critical aerospace and defense applications.

Within the industrial and energy markets, our key focus areas are:

•	Applications and control solutions for machines that produce electricity utilizing conventional or renewable energy sources; and
•	Fluid, motion, and combustion control solutions for complex oil and gas, industrial, and transportation applications.

Additional information about our operations in fiscal year 2015 and outlook for the future, including certain segment information, is included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Additional information about our business segments and certain geographical information is included in Note 20, Segment information and Note 21, Supplemental quarterly financial data (Unaudited), to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Products, Services and Applications

Aerospace

Our Aerospace segment designs, manufactures and services systems and products for the management of fuel, air, combustion and motion control.  These products include main fuel pumps, metering units, actuators, air valves, specialty valves, fuel nozzles, and thrust reverser actuation systems for turbine engines and nacelles, as well as flight deck controls, actuators, servocontrols, motors and sensors for aircraft.  These products are used on commercial and private aircrafts and helicopters, as well as in military fixed-wing aircraft and rotorcraft, weapons and defense systems.

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

 Energy

Our Energy segment designs, produces and services systems and products for the management of fuel, air, fluids, gases, electricity, motion, and combustion.  These products include actuators, valves, pumps, injectors, solenoids, ignition systems, speed controls, electronics and software, power converters, and devices that measure, communicate and protect electrical distribution systems.  Our products are used on industrial gas turbines (including heavy frame and aeroderivative turbines), steam turbines, reciprocating engines, electric power generation and power distribution systems, wind turbines, and compressors.  The equipment on which our products are found is used to extract and distribute fossil and renewable fuels; generate and distribute power; and convert fuel to work in marine, mobile, and industrial equipment applications.

Revenues from the Energy segment are generated primarily by sales to OEMs and by providing aftermarket products and other related services to our OEM customers.  The Energy segment also sells products through an independent network of distributors and, in some cases, directly to end users.

Customers

For the fiscal year ended September 30, 2015, approximately 40% of our consolidated net sales were made to our five largest customers.  Sales to our five largest customers represented approximately 39% of our consolidated net sales for both fiscal years ended September 30, 2014 and September 30, 2013.

Sales to our largest customer, General Electric, accounted for approximately 18% of our consolidated net sales in the fiscal year ended September 30, 2015 and 15% of our consolidated net sales in both fiscal years ended September 30, 2014 and September 30, 2013.  Our accounts receivable from General Electric represented approximately 15% of total accounts receivable as of September 30, 2015 and 12% as of September 30, 2014.  No other customer represented greater than 10% of our total accounts receivable.  We believe General Electric and our other significant customers are creditworthy and will be able to satisfy their credit obligations to us.

The following customers account for approximately 10% or more of sales to each of our reporting segments for the fiscal year ended September 30, 2015.

Customer
Aerospace	General Electric, Boeing, United Technologies
Energy	General Electric

Competitive Environment

Our products and product support services are sold worldwide into a variety of markets.  In all markets, we compete on the basis of differentiated technology and design, product performance and conformity with customer specifications.  Additional factors are customer service and support, including on-time delivery and customer partnering, product quality, price, reputation and local presence.  Both of our segments operate in uniquely competitive environments.

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

We compete with numerous companies that specialize in various engine, turbine, and power management products, and our OEM customers are often capable of developing and manufacturing some of these same products internally.  Many of our customers are large global OEMs that require suppliers to support them around the world and to meet increasingly higher requirements in terms of safety, quality, delivery, reliability and cost.

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

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, collectively represented 18% of our sales for fiscal year 2015, 17% of our sales for fiscal year 2014, and 21% of our sales for fiscal year 2013.  The level of U.S. spending for defense, alternative energy and other programs, and the mix of programs to which such funding is allocated, is subject to periodic congressional appropriation actions, and is subject to change, including elimination, at any time.

U.S. Government related sales from our reporting segments for fiscal years 2015, 2014 and 2013 were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Commercial Sales	Total
Fiscal year ended September 30, 2015
Aerospace	$92,322	$258,391	$810,170	$1,160,883
Energy	4,836	8,839	863,745	877,420
Total net external sales	$97,158	$267,230	$1,673,915	$2,038,303
Percentage of total net sales	5%	13%	82%	100%

Fiscal year ended September 30, 2014
Aerospace	$76,982	$254,806	$752,237	$1,084,025
Energy	2,517	5,588	909,110	917,215
Total net external sales	$79,499	$260,394	$1,661,347	$2,001,240
Percentage of total net sales	4%	13%	83%	100%

Fiscal year ended September 30, 2013
Aerospace	$104,410	$289,197	$667,870	$1,061,477
Energy	3,649	8,106	862,744	874,499
Total net external sales	$108,059	$297,303	$1,530,614	$1,935,976
Percentage of total net sales	6%	15%	79%	100%

Seasonality

We do not believe our sales, in total or in either business segment, are subject to significant seasonal variation.  However, our sales have generally been lower in the first quarter of our fiscal year as compared to the immediately preceding quarter due to fewer working days resulting from the observance of various holidays and scheduled plant shutdowns for annual maintenance.

Sales Order Backlog

Our backlog of unshipped sales orders by segment as of October 31, 2015 and 2014 was as follows:

	October 31, 2015	% Expected to be filled by September 30, 2016	October 31, 2014
Aerospace	$571,329	77%	$566,134
Energy	208,347	95	261,735
	$779,676	82%	$827,869

Our current estimate of the sales order backlog is based on unshipped sales orders that are open in our order entry systems.  Unshipped orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production schedules.

Manufacturing

We operate manufacturing and assembly plants in the United States, Europe, Asia and South America.  Our products consist of mechanical, electronic and electromechanical systems and components.

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

The Securities and Exchange Commission (“SEC”) adopted disclosure rules for companies that use tantalum, tin, tungsten, and gold or their derivatives (collectively referred to as “conflict minerals”) in their products, with substantial supply chain verification requirements in the event the conflict minerals come or may come from the Democratic Republic of Congo or adjoining countries.  The European Union is considering the imposition of similar reporting obligations.  Our conflict minerals report was filed with the SEC on June 1, 2015.  We may face reputational challenges with our customers, stockholders and other stakeholders if we use and/or are unable to sufficiently verify the origins of the conflict minerals used in our products.  Further, due to the complexity of our supply chain, the implementation of the existing U.S. requirements and any additional European requirements could affect the sourcing and availability of metals used in the manufacture of a number of parts contained in our products.  Regardless, we have and will continue to incur costs associated with compliance, including time-consuming and costly efforts to determine the source of conflict minerals that may be used in our products.

Research and Development

We finance our research and development activities with our own independent research and development funds.  Our research and development costs include basic research, applied research, component and systems development, and other concept formulation studies.

Company funded expenditures related to new product development activities are expensed as incurred and are separately reported in the Company’s Consolidated Statements of Earnings.    Across both of our segments, research and development costs totaled $134,485 in fiscal year 2015, $138,005 in fiscal year 2014, and $130,250 in fiscal year 2013.  Research and development costs were 6.6% of consolidated net sales in fiscal year 2015 compared to 6.9% in fiscal year 2014 and 6.7% in fiscal year 2013.  See “Research and development costs” in Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

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

We are the selected supplier for the thrust reverser actuation system (“TRAS”) for the Boeing 737 MAX and the CFM LEAP-engined Airbus A320neo.  In fiscal year 2015, we were awarded TRAS programs for the Boeing 777X and the Airbus A330neo.  In addition, we were awarded the fuel system for the GE9X engine (which is used for the Boeing 777X) as part of a joint venture agreement with General Electric (“GE”) for production and support of fuel systems for GE large engine programs.  The A330neo is scheduled to enter service in 2018, and the 777X in 2020.

We are also currently developing the fuel system, air management, and actuation hardware for the Passport engine program, as well as TRAS for the integrated propulsion system.  Passport is the next generation GE Aviation engine for the large business aviation market, and has been selected by Bombardier to power its Global 7000 and 8000 long-range business aircraft, expected to enter into service in 2018 and 2019, respectively.

In addition, we are currently developing sensor solutions for the Airbus A350 high lift system, an actuation sub-system for the Boeing 787-9 that improves fuel burn, flight deck components for the Bombardier CSeries and Global 7000 and 8000 aircraft, and control and sensing solutions for the KC-46A refueling tanker boom subsystem.

Energy is focused on developing improved technologies, including integrated control systems and system components, that will enable our OEM customers to cost-effectively meet mandated emissions regulations and fuel efficiency demands, allow for usage of a wider range of fuel sources, increase reliability, reduce total cost of ownership, support global infrastructure growth, and safely distribute power on the electrical grid.

Our efforts include research and development of technologies and products that improve combustion processes and provide more precise flow of various fuels and gases in our customers’ gas turbines and industrial reciprocating engines.  We also develop electronic devices and software that provide improved control and protection of reciprocating engines, gas turbines, steam turbines, wind turbines, and engine- and turbine-powered equipment.  Major development projects include diesel common rail fuel injection systems, comprehensive gas engine control systems, fuel flow control valves and actuators, and various other technologies.  Our technologies help our OEM customers’ engines, turbines, power generation, power distribution, compressor and other powered equipment operate more efficiently and more reliably.

Employees

As of October 31, 2015, we employed approximately 6,900 full-time employees of which approximately 1,700 were located outside of the United States.  We consider the relationships with our employees to be good.

Approximately 17% of our total full-time workforce were union employees as of October 31, 2015, all of whom work for our Aerospace segment.  The collective bargaining agreements with our union employees are generally renewed through contract renegotiation near the contract expiration dates.  The MPC Employees Representative Union contract, which covers 491 employees as of October 31, 2015, expires September 30, 2017.  The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers 443 employees as of October 31, 2015, expires April 21, 2017.  The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and Local No. 509 agreement, which covers 216 employees as of October 31, 2015, expires June 3, 2017.  We believe our relationships with our union employees and the representative unions are good.

All of our other employees in the United States were at-will employees as of October 31, 2015, and therefore, not subject to any type of employment contract or agreement.  Our executive officers each have change-in-control agreements which have been filed with the SEC.

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

As of September 30, 2015, our Consolidated Balance Sheet includes $225,138 of net intangible assets.  This value represents the carrying values, net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our intellectual property as of September 30, 2015.

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

We use hazardous materials and/or regulated materials in our manufacturing operations.  We also own, operate, and may acquire facilities that were formerly owned and operated by others that used such materials.  We believe that the risk that a significant release of regulated materials has occurred in the past or will occur in the future cannot be completely eliminated or prevented.  We are engaged in environmental remedial activities, generally in coordination with other companies, pursuant to federal and state laws.  When it is reasonably probable we will pay remediation costs at a site, and those costs can be reasonably estimated, we accrue a liability for such future costs with a related charge against our earnings.  In formulating that estimate and recognizing those costs, we do not consider amounts expected to be recovered from insurance companies, or others, until such recovery is assured.  Our accrued liability for environmental remediation costs is not significant and is included in the line item “Accrued liabilities” in the Consolidated Balance Sheets in “Item 8 – Financial Statements and Supplementary Data.”

We generally cannot reasonably estimate costs at sites in the early stages of remediation.  Currently, we have two sites undergoing remediation, and there is no more than a remote chance that remediation costs at any individual site, or at all sites in the aggregate, will be material.

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

Thomas A. Gendron, Age 54. Chairman of the Board since January 2008; Chief Executive Officer, President, and Director since July 2005; Chief Operating Officer and President September 2002 through June 2005; Vice President and General Manager of Industrial Controls June 2001 through September 2002; Vice President of Industrial Controls April 2000 through May 2001; Director of Global Marketing and Industrial Controls’ Business Development February 1999 through March 2000.

Robert F. Weber, Jr., Age 61.  Vice Chairman, Chief Financial Officer and Treasurer since September 2011, and Chief Financial Officer and Treasurer since August 2005.  Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate Vice President and General Manager - EMEA Auto.  Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level with Motorola.

Martin V. Glass, Age 58.  President, Airframe Systems since April 2011; President, Turbine Systems October 2009 through April 2011; Group Vice President, Turbine Systems September 2007 through September 2009; Vice President of the Aircraft Engine Systems Customer Business Segment December 2002 through August 2007; Director of Sales, Marketing, and Engineering February 2000 through December 2002.

Sagar Patel, Age 49.  President, Aircraft Turbine Systems since June 2011.  Prior to this role, Mr. Patel was employed at General Electric for 18 years, most recently serving as President, Mechanical Systems, GE Aviation, from March 2009 through June 2010.  He served as President, Aerostructures, GE Aviation from July 2008 through July 2009 and as President and General Manager, MRS Systems, Inc., GE Aircraft Engines, from October 2005 through June 2008.

Chad R. Preiss, Age 50.  President, Engine Systems since October 2009; Group Vice President, Engine Systems October 2008 through September 2009; Vice President, Sales, Service, and Marketing, Engine Systems December 2007 through September 2008; and Vice President, Industrial Controls September 2004 through December 2007.  Prior to this role, Mr. Preiss served in a variety of engineering and marketing/sales management roles, including Director of Business Development, since joining Woodward in 1988.

James D. Rudolph, Age 54.  President, Industrial Turbomachinery Systems since April 2011; Corporate Vice President, Global Sourcing October 2009 through April 2011; Vice President, Global Sourcing April 2009 through October 2009; Director of Global Sourcing April 2005 through April 2009; Director of Engineering for Industrial Controls March 2000 through April 2005.  Prior to March 2000, Mr. Rudolph served in a variety of engineering, operations and sales roles since joining Woodward in 1984.

A. Christopher Fawzy, Age 46.  Corporate Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since October 2009; Vice President, General Counsel, and Corporate Secretary June 2007 through September 2009.  Mr.

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

Steven J. Meyer, Age 55. Corporate Vice President, Human Resources since October 2009; Vice President, Human Resources November 2006 through September 2009;  Director, Global Human Resources November 2002 through October 2006;  Director, Human Resources for Industrial Controls July 1997 through October 2002.  Prior to joining Woodward, Mr. Meyer was employed by PG&E Corporation and Nortel in a variety of roles in human resources.

Matthew F. Taylor, Age 53. Corporate Vice President, Supply Chain since February 2011; Vice President, Engine Fluid Systems and Controls Center of Excellence (“CoE”) October 2009 through February 2011; General Manager, Fluid Systems and Controls CoE December 2006 through October 2009; Director of Operations, Fluid Systems and Controls June 2005 through December 2006.  Prior to joining Woodward in June 2005, Mr. Taylor was the Vice President and General Manager, Warner Electric and served in a variety of general management roles at Eaton Corporation from February 1998 through August 2003.

Matt R. Cook, Age 44. Corporate Vice President, Information Technology since January 2014; Director, Global Business Systems July 2012 through January 2014.  Prior to joining Woodward, Mr. Cook was employed by Satcon Corporation as Vice President, Global Information Technology.  Prior to Satcon, Mr. Cook served in a variety of senior roles in information technology and business development.

Information available on Woodward’s Website and Social Media

Through a link on the Investor Information section of our website, www.woodward.com, we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The SEC also maintains a website that contains our SEC filings.  The address of the site is www.sec.gov.  Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  We provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as the following as of the date of this filing, as means of disclosing material non-public information and for complying with the disclosure obligations under Regulation FD:

•	Twittter: @woodward_inc
•	Facebook: Facebook.com/woodwardinc
•	LinkedIn: Linkedin.com/company/woodward
•	Google Plus: +WoodwardInc
•	YouTube: YouTube.com/user/woodwardinc
•	Goldenline (Poland): http://www.goldenline.pl/firma/woodward
•	XING (Germany): https://www.xing.com/companies/woodwardinc.

None of the information contained on our website, or the above mentioned social media sites is incorporated into this document by reference.

Stockholders may obtain, without charge, a single copy of Woodward’s 2015 Annual Report on Form 10-K upon written request to the Corporate Secretary, Woodward, Inc., 1000 East Drake Road, Fort Collins, Colorado 80525.

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

We have fewer customers than many companies with similar sales volumes.  For the fiscal year ended September 30, 2015, approximately 40% of our consolidated net sales were made to our five largest customers.  Sales to our five largest customers for fiscal year ended September 30, 2014  represented approximately 39% of our consolidated net sales.  Sales to our largest customer, General Electric, accounted for approximately 18% of our consolidated net sales in the fiscal year ended September 30, 2015 and 15% in both fiscal years ended September 30, 2014 and September 30, 2013.  Accounts receivable from General Electric represented approximately 15% of accounts receivable at September 30, 2015 and 12% at September 30, 2014.  Sales to our next largest customer accounted for approximately 7% of our consolidated net sales in each of the fiscal years ended September 30, 2015,  September 30, 2014, and September 30, 2013.  If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, these significant customers may substantially reduce, or otherwise be unable to pay for, purchases from us.  Accordingly, our consolidated net sales could decrease significantly or we may experience difficulty collecting or be unable to collect amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Instability in the financial markets and global economic uncertainty could have a material adverse effect on the ability of our customers to perform their obligations to us and on their demand for our products and services.

During the last several years, there has been widespread concern over the instability in the financial markets and their influence on the global economy.  As a result of the extreme volatility in the credit and capital markets and global economic uncertainty, our current or potential customers may experience cash flow problems and, as a result, may modify, delay or cancel plans to purchase our products.  Additionally, if our customers face financial distress or are unable to secure necessary financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us.  Any inability of current or potential customers to pay us for our products may adversely affect our earnings and cash flows.

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

Our profitability may suffer if we are unable to manage our expenses due to sales increases, sales decreases,  or impacts of capital expansion projects, or if we experience change in product mix.

Some of our expenses are relatively fixed in relation to changes in sales volume and are difficult to adjust in the short term.  Expenses driven by business activity other than sales level and other long-term expenditures, such as fixed manufacturing overhead, capital expenditures and research and development costs, may be difficult to reduce in a timely manner in response to a reduction in sales.  Expenses such as depreciation or amortization, which are the result of past capital expenditures or business acquisitions, are generally fixed regardless of sales levels.  In addition, the achievement of manufacturing efficiencies associated with capital expansion projects may not meet management’s current expectations.  Due to our long sales cycle, in periods of sales increases it may be difficult to rapidly increase our production of finished goods, particularly if such sales increases are unanticipated.  An increase in the production of our finished goods requires increases in both the purchases of raw materials and components and in the size of our workforce.  If a sudden, unanticipated need for raw materials, components and labor arises in order to meet unexpected sales demand, we could experience difficulties in sourcing raw materials, components and labor at a favorable cost or to meet our production needs.  These factors could result in delays in fulfilling customer sales contracts, damage to our reputation and relationships with our customers, an inability to meet the demands of the markets that we serve, which in turn could prevent us from taking advantage of business opportunities or responding to competitive pressures, and result in an increase in variable and fixed costs leading to a decrease in net earnings or even net losses.  In addition, we sell products that have varying profit margins, and increases or decreases in sales of our various products may change the mix of products that we sell during any period.  Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The long sales cycle, customer evaluation process and implementation period of our products and services may increase the costs of obtaining orders and reduce the predictability of sales cycles and our inventory requirements.

Our products and services are technologically complex.  Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems.  Orders expected in one quarter may shift to another quarter or be cancelled with little advance notice as a result of customers’ budgetary constraints, internal acceptance reviews and other factors affecting the timing of customers’ purchase decisions.  In addition, customers often require a significant number of product presentations and demonstrations before reaching a sufficient level of confidence in the product’s performance and compatibility with the approvals that typically accompany capital expenditure approval processes.  The difficulty in forecasting demand increases the challenge in anticipating sales cycles and our inventory requirements, which may cause us to over-produce finished goods and could result in inventory write-offs, or could cause us to under-produce finished goods.  Any such over-

production or under-production could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our business may be adversely affected by government contracting risks.

Sales made directly to U.S. Government agencies and entities were 5% of total net sales during fiscal year 2015,  4% during fiscal year 2014, and 6% during fiscal year 2013, primarily in the aerospace market.  Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers, such as tier-one prime contractors, utilizing Woodward parts and subassemblies, accounted for approximately 18% of total sales in fiscal year 2015,  17% in fiscal year 2014, and 21% in fiscal year 2013.  Our contracts with the U.S. Government are subject to certain unique risks, including the risks set forth below, some of which are beyond our control, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

•

We are subject to government inquiries, audits and investigations due to our business relationships with the U.S. Government and the heavily regulated industries in which we do business.  In addition, our contract costs are subject to audits by the U.S. Government.  U.S. Government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit government contractors and subcontractors.  These agencies review our performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and our compliance with our internal control systems and policies.  Any costs found to be misclassified or inaccurately allocated to a specific contract would be deemed non-reimbursable, and to the extent already reimbursed, would be refunded.  Any inadequacies in our systems and policies could result in withholds on billed receivables, penalties and reduced future business.  Any inquiries or investigations, including those related to our contract pricing, could potentially result in civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, suspension, and/or debarment from participating in future business opportunities with the U.S. Government.  Such actions could harm our reputation, even if such allegations are later determined to be unfounded, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers, and our raw material costs are subject to commodity market fluctuations.  We may experience an increase in costs for parts or raw materials that we source from our suppliers, or we may experience a shortage of parts or raw materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices, or production difficulties that may affect one or more of our suppliers.  In particular, current or future global economic uncertainty may affect the financial stability of our key suppliers or their access to financing, which may in turn affect their ability to perform their obligations to us.  Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained.  A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts or could damage our reputation and relationships with customers.  In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us.  Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

From time to time, we have responded to changes in our industry and the markets we serve by restructuring or aligning our operations.  Our restructuring activities have included workforce management and other restructuring charges related to our recently acquired businesses, including, among others, changes associated with integrating similar operations, managing our workforce, vacating or consolidating certain facilities and cancelling certain contracts.  Based on cost reduction measures or changes in the industry and markets in which we compete, we may decide to implement restructuring or alignment activities in the future, such as closing plants, moving production lines, or making additions, reductions or other changes to our management or workforce.  These restructuring and/or alignment activities generally result in charges and expenditures that may adversely affect our financial results for one or more periods.

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

Consolidation in the aerospace market and our participation in a strategic joint venture with GE may make it more difficult to secure long-term sales in certain aerospace markets

In May 2015, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, entered into a binding agreement to form a strategic joint venture between Woodward and GE (the “JV”).  The JV agreement does not restrict Woodward from entering into any market, however, consolidation in the aircraft engine market is increasingly prevalent, resulting in fewer engine manufacturers, and thus it may become more difficult for Woodward to secure new business with GE competitors on similar product applications both within and outside the specific JV market space.  Additionally, if GE fails to win new content in the market space covered by the JV, Woodward may be prevented from expanding content on future commercial aircraft engines in those markets.

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

The risks associated with our past or future acquisitions also include, among others, the following:

•	technological and product synergies, economies of scale and cost reductions may not occur as expected;
•	unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents;
•	we may acquire or assume unexpected liabilities or be subject to unexpected penalties or other enforcement actions;
•	our assumptions regarding the integration process may be inaccurate;
•	unforeseen difficulties may arise in integrating operations, processes and systems;
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

During the last several years, global financial markets, including the credit and debt and equity capital markets, and economic conditions have been volatile.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk, and the global economic uncertainty, have in the past made, and may in the future make, it difficult to obtain financing.  In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors have or may increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity either at all or on terms similar to existing debt, and reduce and, in some cases, cease to provide financing to borrowers.  Due to these factors, we cannot be certain that financing, to the extent needed, will be available on acceptable terms or at all.  If financing is not available when needed, or is available only on unacceptable terms, we may be unable to implement our business plans, complete acquisitions, fund significant capital expenditures, or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, and could adversely affect our business, financial condition, results of operations, and cash flows.

As of September 30, 2015, our total long-term debt was $850,000, including $350,000 of borrowings on our revolving credit facility.  Our debt obligations could require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions.  We are contractually obligated under the agreements governing our long-term debt to make principal payments of $107,000 in fiscal year 2016, $0 in fiscal year 2017, $0 in fiscal year 2018, $143,000 in fiscal year 2019,  $0 in fiscal year 2020, and the remaining $250,000 is due in subsequent fiscal years.  Interest on the majority of our long-term notes is payable semi-annually, with the exception of the Series J Notes which is payable quarterly, each year until all principal is paid.  Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

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

In fiscal year 2015, approximately 28% of our earnings before income taxes was earned in jurisdictions outside the United States.  Accordingly, we are subject to income taxes in both the United States and various non-U.S. jurisdictions.  Our tax liabilities are dependent upon the distribution mix of operating income among these different jurisdictions. Our tax expense includes estimates of additional tax that may be incurred and reflects various estimates, projections, and assumptions that could impact the valuation of our deferred tax assets and liabilities. Our future operating results could be adversely affected by changes in the effective tax rate, including:

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

In 2015, approximately 48% of our total sales were made to customers in jurisdictions outside of the United States (including products manufactured in the United States and sold outside the United States as well as products manufactured in international locations), including approximately 9% of our total sales to Brazil, Russia, India and China, known as the “BRIC” countries.

Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•	fluctuations in foreign exchange rates;
•	limitations on repatriation of earnings;
•	transportation delays and interruptions;
•	political, social and economic instability and disruptions;
•	government embargos or trade restrictions;
•	the imposition of duties and tariffs and other trade barriers;
•	import and export controls;
•	changes in labor conditions;
•	changes in regulatory environments;
•	the potential for nationalization of enterprises;
•	difficulties in staffing and managing multi-national operations;
•	limitations on the Company’s ability to enforce legal rights and remedies, including protection of intellectual property;
•	difficulty of enforcing agreements and collecting receivables through some foreign legal systems;
•	acts of terrorism or war;
•	potentially adverse tax consequences; and
•	difficulties in implementing restructuring actions on a timely basis.

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

In 2015, approximately 5% of our total sales were recorded in the Peoples’ Republic of China (“China”) and we have significant operations in China.  Certain of our independent registered public accounting firm’s audit documentation related to their audit report included in this annual report may be located in the China.  The Public Company Accounting Oversight Board (“PCAOB”) currently cannot inspect audit documentation located in China and, as such, prevents the PCAOB from regularly evaluating audit work of any auditors that was performed in China, including that performed by our independent auditors in China.  As a result, investors may be deprived of the full benefits of PCAOB oversight of our global audits via their inspections.  The inability of the PCAOB to conduct inspections of audit work performed in China makes it more difficult to evaluate the effectiveness of our Chinese independent auditor’s audit procedures as compared to auditors in other jurisdictions that are subject to PCAOB inspections on all of their work.

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

Of the $82,202 of cash and cash equivalents held at September 30, 2015, $78,426 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in whole or in part, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

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

Over time, the fair values of long-lived assets change.  At September 30, 2015, we had $556,977 of goodwill, representing 22% of our total assets.  We test goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate.   Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings.  We also test property, plant, and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings.  Any such impairment charges could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Impairment charges would also reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the debt and equity markets.

We completed our annual goodwill impairment test during the quarter ended September 30, 2015.  In performing the annual goodwill impairment test, we determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit.  The identification of reporting units and consideration of aggregation criteria requires management’s judgment.  Further, we use the income approach based on a discounted cash flow method that incorporates various estimates and assumptions.  The results of our fiscal year 2015 annual goodwill impairment test performed as of July 31, 2015 indicated the estimated fair values of each of our reporting units were in excess of their carrying amounts, and accordingly, no impairment existed.  There can be no assurance that our estimates and assumptions of the fair value of our reporting units, the current economic environment, the level of U.S. defense spending, or the other inputs used in forecasting the present value of forecasted cash flows used to estimate the fair value of our reporting units will prove to be accurate projections of future performance.

As part of our ongoing monitoring efforts, we will continue to consider the global economic environment and its potential impact on our businesses, as well as other factors, in assessing goodwill and long-lived assets for possible indications of impairment.

Our manufacturing activities may result in future environmental costs or liabilities.

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

Our financial and operating performance depends on continued access to a stable workforce and on favorable labor relations with our employees.

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

Our operations and suppliers may be subject to physical and other risks, including natural disasters, that could disrupt production and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations include principal facilities in the United States, China, Germany, and Poland. In addition, we operate sales and service facilities in Brazil, Bulgaria, India, Japan, the Netherlands, the Republic of Korea, Russia and the United Kingdom. We also have suppliers for materials and parts inside and outside the United States. Our operations and sources of supply could be disrupted by unforeseen events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in countries in which we operate or in which our suppliers are located, any of which could adversely affect our operations and financial performance.  Natural disasters, public health concerns, war, political unrest, terrorist activity, equipment failures, power outages, or other unforeseen events could result in physical damage to, and complete or partial closure of, one or more of our manufacturing facilities, or could cause temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products and significant delays in the shipment of products and the provision of services, which could in turn cause the loss of sales and customers.  Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.  Accordingly, disruption of our operations or the operations of a significant supplier could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our net postretirement benefit obligation liabilities may increase, and the fair value of our pension plan assets may decrease, which could require us to make additional and/or unexpected cash contributions to our pension plans, increase the amount of postretirement benefit expenses, affect our liquidity or affect our ability to comply with the terms of our outstanding debt arrangements.

Accounting for retirement, pension and postretirement benefit obligations and related expense requires the use of assumptions, including a weighted-average discount rate, an expected long-term rate of return on assets, a net healthcare cost trend rate, and projected mortality rates, among others.  Benefit obligations and benefit costs are sensitive to changes in these assumptions.  As a result, assumption changes could result in increases in our obligation amounts and expenses.  If interest rates decline, the present value of our postretirement benefit plan liabilities may increase faster than the value of plan assets, resulting in significantly higher unfunded positions in some of our pension plans.  As of September 30, 2015, we had $196,253 in invested pension plan assets.  Investment losses may result in decreases to our pension plan assets.

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

We are dependent on various information systems throughout our company to administer, store and support multiple business activities.  If these systems are damaged, cease to function properly or are subject to cybersecurity attacks, such as unauthorized access, malicious software and other violations, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  While we attempt to mitigate these risks by employing a number of measures, including technical security controls, employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to additional known or unknown threats.

Industry Risks

Unforeseen events may occur that significantly reduce commercial aviation, which could adversely affect our business, financial condition and results of operations.

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

The U.S. Government may change acquisition priorities and/or reduce spending, which could adversely affect our business, financial condition and results of operations.

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

Increasing emission standards that drive certain product sales may be eased or delayed,  which could reduce our competitive advantage.

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

Natural gas prices may increase significantly and disproportionately to other sources of fuels used for power generation, which could reduce our sales and adversely affect our business, financial condition and results of operations.

Commercial producers of electricity use many of our components and systems, most predominately in their power plants that use natural gas as their fuel source.  Commercial producers of electricity are often in a position to manage the use of different power plant facilities and make decisions based on operating costs.  Compared to other sources of fuels used for power generation, natural gas prices have increased slower than fuel oil, but about the same as coal.  This increase in natural gas prices and any future increases, whether in absolute dollars or relative to other fuel costs such as oil, could impact the sales mix of our components and systems, which could have a material adverse affect on our business, financial condition, results of operations, and cash flows.

Long-term reduced commodity prices for oil, natural gas, and other minerals may depress the markets for certain of our products and services.

Many of our Energy segment OEM and aftermarket customers and our Aerospace segment rotorcraft product lines’ customers provide goods and services that support various industrial extraction activities, including mining, oil and gas exploration and extraction, and transportation of raw materials from extraction sites to refineries and/or processing facilities.  Long-term lower prices for commodities such as oil, natural gas, gold, tin, and various other minerals could reduce exploration activities and place downward pressure on demand for Woodward’s goods and services that support exploration and extraction activities.

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

We operate in a highly competitive industry and, if we are unable to compete effectively in one or more of our markets, our business, financial condition and results of operations may be adversely affected.

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

Further, the markets in which we operate experience rapidly changing technologies and frequent introductions of new products and services.  The technological expertise we have developed and maintained could become less valuable if a competitor were to develop a breakthrough technology that would allow it to match or exceed the performance of existing technologies at a lower cost.  If we are unable to develop competitive technologies, future sales or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The market price of our common stock has fluctuated over time.  Stock markets in general have experienced extreme price and volume volatility particularly over the past few years.  The trading price of our common stock ranged from a high of $56.55 per share to a low of $39.82 per share during the twelve months ended September 30, 2015.  The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:

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

The typical daily trading volume of our common stock may affect an investor’s ability to sell significant stock holdings in the future without negatively affecting stock price.

As of September 30, 2015, we had 72,960 shares of common stock issued, of which 9,763 shares were held as treasury shares.  In addition, stockholders who each own 5% or greater of our shares hold  a total of approximately 25% of the outstanding shares of our common stock.    During the fourth quarter of fiscal year 2015, the average daily trading volume of our stock was approximately 416 shares.  While the level of trading activity will vary each day, our typical daily trading volume is relatively low and represents only a small percentage of total shares of stock outstanding.  As a result, a stockholder who sells a significant number of shares of stock in a short period of time could negatively affect our share price.

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

Our principal plants are as follows:

United States

Duarte, California – Aerospace segment manufacturing and engineering

Fort Collins, Colorado – Corporate headquarters and Energy segment manufacturing and engineering

Greenville, South Carolina (leased) –Energy segment manufacturing and Aerospace and Energy segments engineering

Loveland, Colorado –Energy segment manufacturing and Aerospace and Energy segments engineering

Niles, Illinois – Aerospace segment manufacturing and Aerospace and Energy segments engineering

Rockford, Illinois – Aerospace segment manufacturing and engineering

Santa Clarita, California – Aerospace segment manufacturing and engineering

Zeeland, Michigan – Aerospace segment manufacturing and engineering

Other Countries

Aken, Germany (leased) –Energy segment manufacturing and engineering

Kempen, Germany –Energy segment manufacturing and engineering

Krakow, Poland –Energy segment manufacturing and Aerospace and Energy segments engineering

Tianjin, Peoples’ Republic of China (leased) –Energy segment assembly

In addition to the principal plants listed above, we own or lease other facilities used primarily for sales, service activities and/or assembly in Brazil, Bulgaria, China, India, Japan, the Netherlands, the Republic of Korea, Russia, the United Kingdom, Germany, and the United States.

For our Aerospace segment, we  completed construction of a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and have begun occupying the new facility.  This campus is intended to support our expected growth over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  In addition, in fiscal year 2015, we completed an addition to and renovation of a building in Niles, Illinois that we had acquired in September 2013.  Most of our operations that formerly resided in nearby Skokie, Illinois, were relocated to this new facility in fiscal year 2015.

We are currently developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Energy segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.

We anticipate spending approximately $100,000 in fiscal year 2016 related to these investments.

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market and is traded under the symbol “WWD.”  At November 6, 2015, there were approximately 1,000 holders of record.

The following table sets forth the high and low sales prices of our common stock and dividends paid for the periods indicated.

	Fiscal Year Ended September 30,
	2015			2014
	High	Low	Cash Dividends	High	Low	Cash Dividends
First quarter	$53.13	$44.79	$0.08	$46.23	$38.80	$0.08
Second quarter	$51.43	$41.01	$0.10	$46.69	$40.09	$0.08
Third quarter	$56.55	$46.37	$0.10	$51.12	$40.14	$0.08
Fourth quarter	$55.59	$39.82	$0.10	$55.76	$47.20	$0.08

Performance Graph

The following graph compares the cumulative 10-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrial Machinery index.  The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2005 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2015.  We have used a period of 10 years as we believe that our stock performance should be reviewed over a period that is reflective of our long-term business cycle.

	9/05	9/06	9/07	9/08	9/09	9/10	9/11	9/12	9/13	9/14	9/15
Woodward, Inc.	$100.00	$119.62	$224.60	$255.32	$177.63	$239.48	$204.06	$255.03	$309.06	$363.07	$312.72
S&P Midcap 400	100.00	106.56	126.55	105.44	102.16	120.33	118.79	152.69	194.95	217.99	221.03
S&P Industrial Machinery	100.00	111.36	148.00	109.23	107.59	137.70	120.92	176.47	242.41	266.70	254.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
July 1, 2015 through July 31, 2015	-	$-	-	$175,000
August 1, 2015 through August 31, 2015 (2)	377	45.60	-	175,000
September 1, 2015 through September 30, 2015 (3)	457,848	49.89	457,848	175,000

(1)

In the second quarter of fiscal year 2015, our Board of Directors authorized a program for the repurchase of up to $300,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2018.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 377 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in August 2015.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

(3)

On June 2, 2015, Woodward entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) under which Woodward repurchased shares of its common stock for an aggregate purchase price of $125,000.  Upon execution of the ASR Agreement, Goldman delivered to Woodward 2,047,601 shares of common stock, which represented an initial delivery of 85% of the estimated shares to be purchased by Woodward, based on a reference price of $51.89, the closing price on June 2, 2015 of Woodward stock listed on the NASDAQ Global Select Market.  Goldman completed the ASR Agreement on September 3, 2015 and delivered 457,848 additional shares to Woodward.  The final number of shares delivered to Woodward was based generally on the average daily volume-weighted average price of Woodward stock during the term of the ASR Agreement of $49.89.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes which appear in “Item 8 – Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(In thousands except per share amounts)
Net sales (1)	$2,038,303	$2,001,240	$1,935,976	$1,865,627	$1,711,702
Net earnings (1)(2)(3)	181,452	165,844	145,942	141,589	132,235
Earnings per share:
Basic earnings per share	2.81	2.50	2.13	2.06	1.92
Diluted earnings per share	2.75	2.45	2.10	2.01	1.89
Cash dividends per share	0.38	0.32	0.32	0.31	0.27
Income taxes (3)	59,497	61,400	53,629	56,218	55,332
Interest expense	24,864	22,804	26,703	26,003	25,399
Interest income	787	271	273	542	534
Depreciation expense	45,994	43,773	37,254	35,808	40,400
Amortization expense	29,241	33,580	36,979	32,809	34,993
Capital expenditures	286,612	207,106	141,600	64,900	48,255
Weighted-average shares outstanding:
Basic shares outstanding	64,684	66,432	68,392	68,880	68,797
Diluted shares outstanding	66,056	67,776	69,602	70,307	70,140

	At September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Working capital	$609,254	$668,628	$541,183	$623,609	$536,936
Total assets	2,539,965	2,397,202	2,218,518	1,859,964	1,781,434
Long-term debt, less current portion	850,000	710,000	450,000	384,375	406,875
Total debt	852,430	710,000	550,000	392,204	425,249
Total liabilities	1,386,861	1,236,258	1,075,973	851,849	862,337
Stockholders’ equity	1,153,104	1,160,944	1,142,545	1,008,115	919,097
Full-time worker members	6,955	6,701	6,736	6,650	6,199

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

3.

In fiscal year 2015, Woodward recognized a tax benefit of $5,818, or $0.09 per basic and diluted share, related to the retroactive impact of the reinstatement of the U.S. research and experimentation credit pertaining to fiscal year 2014.  In fiscal year 2013, Woodward recognized a tax benefit of $4,911, or $0.07 per basic and diluted share, related to the retroactive impact from the reinstatement of the U.S. research and experimentation credit pertaining to fiscal year 2012.  In fiscal year 2011, Woodward recognized a tax benefit of $3,088, or $0.04 per basic and diluted share, related to the retroactive impact from the reinstatement of the U.S. research and experimentation credit pertaining to fiscal year 2010.

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

Our strategic focus is providing control solutions for the aerospace, industrial and energy markets.  The precise and efficient control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets we serve.  Our customers look to us to optimize the efficiency, emissions and operation of power equipment in both commercial and defense operations.  Our core technologies can be leveraged well across our markets and customer applications, enabling us to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems.  We focus primarily on serving OEMs and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.  We also provide aftermarket repair, replacement and other service support for our installed products.

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

BUSINESS ENVIRONMENT AND TRENDS

We serve the aerospace, industrial and energy markets.

Aerospace Markets

Our aerospace products and systems are primarily used to provide propulsion, actuation and motion control in both commercial and defense fixed-wing aircraft and rotorcraft, as well as in other defense systems.

Commercial and Civil Aircraft – In the commercial aerospace markets, global air traffic continued to grow in fiscal year 2015.  Commercial aircraft production has increased with the introduction of new aircraft models and as aircraft operators continue to take delivery of more fuel efficient aircraft and retire older and less efficient aircraft.  This trend toward more fuel efficient aircraft favors our product offerings because we have more content on the newer generation of aircraft that have recently entered service or are scheduled to go into production over the next several years.  We have been awarded content on the Airbus A320neo and A330neo, Bell 429, Boeing 737 MAX, 787, 747-8 and 777X, Bombardier CSeries, Comac 919, Irkut MS-21 and a variety of business jet platforms, among others.  We continue to explore opportunities on new engine and aircraft programs that are under consideration or have been recently announced.

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

Aftermarket – U.S. government sustainment funds continue to be prioritized to defense aircraft platforms on which we have content.  Accordingly, our defense aftermarket has shown improvement in fiscal year 2015, but can be expected to continue to be variable in future periods, as it has been in the past.  Variability is generally attributable to the cycling of various upgrade programs.  Our commercial aftermarket business has increased slightly as our products have been selected for new aerospace platforms and our content has increased across existing platforms.  We have experienced the strongest gains in commercial aftermarket sales related to programs like Airbus A320 and Boeing 777.  While some legacy programs have been negatively impacted by the availability of surplus hardware from aircraft retirements (and subsequent disassembly for parts re-use), combined with increasingly tight budget control by airline maintenance departments, we saw moderate growth in fiscal year 2015.

Energy Markets

Our industrial and energy products are used worldwide in various types of turbine- and reciprocating engine-powered equipment, including electric power generation and distribution systems, ships, locomotives, compressors, pumps, and other mobile and industrial machines.

Industrial Turbines and Compressors  –  The power generation gas turbine market for new capacity, which consists mainly of heavy frames and aero derivatives, was essentially flat in fiscal year 2015 compared to fiscal year 2014.  Demand for gas turbine aftermarket products and services for fiscal year 2015 increased mainly in North America driven by increased maintenance and performance requirements.    Though the increasing demand for energy supports long-term growth for gas turbines, we are expecting new capacity global turbine sales to remain flat in fiscal year 2016 as compared to fiscal year 2015.

In fiscal year 2016, start reliability, fuel flexibility, and part-load efficiency are all expected key drivers as the conversion from coal to gas usage continues, and we believe Woodward is well-positioned to meet these market needs on the next generation gas turbines.  We expect an increase in revenues for fiscal year 2016 as a result of customer share gains and increased scope for the latest generation gas turbines.  We anticipate continued increasing demand for aftermarket products and services in fiscal year 2016.

We continue to be well-positioned in the gas turbine market, supporting our customers with high reliability systems enabling efficiency gains and maintaining emissions compliance.

The global steam turbine and compressor market for new capacity declined in fiscal year 2015 primarily as a result of significant declines in Chinese domestic and export sales.  We believe the new capacity steam turbine and compressor market to have bottomed out in fiscal year 2015 and will remain flat in fiscal year 2016.

We anticipate growth for fiscal year 2016 in our steam turbine and compressor products and services based on new product introductions in controls, actuation and safety.  The new complete steam portfolio positions us well for market share gains on new turbines and aftermarket services and upgrades.

In the oil and gas process industry, demand for industrial gas, steam turbines and compressors has been weak, and we expect it will continue to be slightly down in fiscal year 2016 as compared to fiscal year 2015, primarily due to low crude oil prices.

In fiscal year 2015, upstream (extraction/production) new installations were down, and we expect this low demand to continue in fiscal year 2016.  We estimate downstream (petrochemical, refining) installations to be flat for fiscal year 2016 with low crude oil prices in the coming period providing some support to the continuation of infrastructure build-out.

Liquefied natural gas production, gas-to-liquids processing, gas processing, oil refining and other chemical refining processes drive demand for gas/steam turbines and compressor applications.  We believe we are well-positioned to capture many of these opportunities with a renewed steam turbine portfolio and expanded focus on compressor controls.

Reciprocating Engines  – Industrial Production indices grew more slowly throughout many of Woodward’s key markets for engine control technologies, and demand diminished for many types of our customers’ engine-driven equipment used in mining, construction, oil and gas, and shipping industries.  Thus, in fiscal year 2015 as compared to 2014, we experienced lower demand for controls used on small and large diesel engines, and level demand for controls for large industrial natural gas engines.

Longer term, government emissions requirements across many regions and engine applications is driving demand for more sophisticated control systems, as is customer demand for improved engine efficiencies and increased reliability.  Energy policies in some countries encourage the use of natural gas and other alternative fuels over carbon-rich petroleum fuels, which we expect will drive increased demand for our alternative fuel clean engine control technologies over the next five years.

Government incentives, natural gas supplies, and other factors have reduced the demand for natural gas-fueled trucks and buses in China and other key markets, which also reduced demand for our control systems used in these applications.  We believe this business has strong potential as the long-term demand for natural gas increases.

Renewable Power – The renewable power industry strengthened in fiscal year 2015.  We expect the uncertainty regarding government renewable mandates and subsidies will contribute to continued volatility in the renewable energy industry.  In many regions of the world, such as Brazil and India, new renewable generation will be limited by grid connectivity constraints.  In the longer term, we anticipate improvement in the market as demand for low emission power sources increases and technology advancements allow renewable energy to be more competitive with conventional energy sources.

Electrical Power Generation and Distribution – Demand for controls used in critical power applications was solid,  which helped drive increased sales of our power generation controls, although revenue growth was offset by the unfavorable impact of foreign currency exchange rates.

Looking forward, we anticipate that integration of renewable energy sources into the grid and increased global energy demand will drive new opportunities for our advanced control and protection solutions.

RESULTS OF OPERATIONS

Non-U.S. GAAP Financial Measures

Earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), and free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, we believe these non-GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

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

EBIT and EBITDA for the fiscal years ended September 30, 2015, September 30, 2014, and September 30, 2013 were as follows:

	Year Ended September 30,
	2015	2014	2013
Net earnings	$181,452	$165,844	$145,942
Income taxes	59,497	61,400	53,629
Interest expense	24,864	22,804	26,703
Interest income	(787)	(271)	(273)
EBIT	265,026	249,777	226,001
Amortization of intangible assets	29,241	33,580	36,979
Depreciation expense	45,994	43,773	37,254
EBITDA	$340,261	$327,130	$300,234

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

Free cash flow for the fiscal years ended September 30, 2015, September 30, 2014, and September 30, 2013 were as follows:

	Year Ended September 30,
	2015	2014	2013
Net cash provided by operating activities	$287,429	$268,083	$222,592
Payments for property, plant and equipment	(286,612)	(207,106)	(141,600)
Free cash flow	$817	$60,977	$80,992

Operational Highlights

Net sales for fiscal year 2015 were $2,038,303, an increase of 1.9% from $2,001,240 for the prior fiscal year.  Net sales for fiscal year 2015 were negatively impacted by $65,573 related to unfavorable changes in foreign currency exchange rates compared to the prior fiscal year.

Net earnings for fiscal year 2015 were $181,452, or $2.75 per diluted share, an increase of $15,608, or 9.4%, compared to $165,844, or $2.45 per diluted share, for fiscal year 2014.

The effective tax rate in fiscal year 2015 was 24.7% compared to 27.0% for the prior fiscal year.

EBIT for fiscal year 2015 was $265,026, up 6.1% from $249,777 in fiscal year 2014.  EBIT for fiscal year 2015 was negatively impacted by approximately $14,100 related to unfavorable changes in foreign currency exchange rates compared to the prior fiscal year.  EBITDA for fiscal year 2015 was $340,261, up 4.0% from $327,130 for fiscal year 2014.

Liquidity Highlights

Net cash provided by operating activities for fiscal year 2015 was $287,429, compared to $268,083 for fiscal year 2014.

Free cash flow for fiscal year 2015 was $817, compared to $60,977 for fiscal year 2014, primarily attributable to higher capital expenditures in fiscal year 2015 as compared to the prior fiscal year.

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

At September 30, 2015, we held $82,202 in cash and cash equivalents, and had total outstanding debt of $852,430 with additional borrowing availability of $641,723, net of outstanding letters of credit, under our Amended Revolving Credit Agreement.  There was additional borrowing capacity of $37,759 under various foreign lines of credit and foreign overdraft facilities.

Joint Venture

On May 20, 2015, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, entered into a binding agreement to form a strategic joint venture between Woodward and GE (the “JV”).  The JV will design, develop, source, supply and service the fuel system (including components from the fuel inlet up to the fuel nozzle) for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

Upon formation of the JV, Woodward will assign certain contractual rights to the JV in exchange for a payment from GE of $250,000.  In addition, GE will pay Woodward fifteen annual payments of approximately $4,900 each per year.  Because the contractual rights have no cost basis in Woodward’s financial records, Woodward expects to account for the fair value of the proceeds received as a deferred gain that will be recognized over the economic lives of the assigned contractual rights.  During the fourth quarter of fiscal year 2015, all required regulatory approvals were obtained from various global jurisdictions.    Closing of the JV transaction and concurrent formation of the JV is expected to occur early in the second quarter of fiscal year 2016.

Woodward will own 50% of the JV, which will be jointly managed by Woodward and GE, and any significant decisions and/or actions of the JV will require mutual consent of both Woodward and GE.  Woodward expects to account for the JV using the equity method, as neither Woodward nor GE will exercise operating control over the JV.

Consolidated Statements of Earnings and Other Selected Financial Data

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Year Ended September 30,
	2015		2014		2013
		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$2,038,303	100%	$2,001,240	100%	$1,935,976	100%
Costs and expenses:
Cost of goods sold	1,453,718	71.3	1,425,839	71.2	1,376,271	71.1
Selling, general, and administrative expenses	156,995	7.7	155,339	7.8	168,097	8.7
Research and development costs	134,485	6.6	138,005	6.9	130,250	6.7
Amortization of intangible assets	29,241	1.4	33,580	1.7	36,979	1.9
Interest expense	24,864	1.2	22,804	1.1	26,703	1.4
Interest income	(787)	(0.0)	(271)	(0.0)	(273)	(0.0)
Other (income) expense, net	(1,162)	(0.1)	(1,300)	(0.1)	(1,622)	(0.1)
Total costs and expenses	1,797,354	88.2	1,773,996	88.6	1,736,405	89.7
Earnings before income taxes	240,949	11.8	227,244	11.4	199,571	10.3
Income tax expense	59,497	2.9	61,400	3.1	53,629	2.8
Net earnings	$181,452	8.9	$165,844	8.3	$145,942	7.5

Other select financial data:

	September 30,	September 30,
	2015	2014
Working capital	$609,254	$668,628
Short-term borrowings	2,430	-
Total debt	852,430	710,000
Total stockholders' equity	1,153,104	1,160,944

2015 RESULTS OF OPERATIONS

2015 Sales Compared to 2014

Consolidated net sales in fiscal year 2015 increased 1.9% to $2,038,303 from $2,001,240 in fiscal year 2014.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended September 30, 2014	$2,001,240
Aerospace volume	60,065
Energy volume	25,300
Effects of changes in price and sales mix	17,271
Effects of changes in foreign currency rates	(65,573)
Consolidated net sales for the period ended September 30, 2015	$2,038,303

The increase in net sales for fiscal year 2015 was primarily attributable to improvements in many of our markets in both the Aerospace and Energy segments, partially offset by the negative impacts of unfavorable changes in foreign currency exchange rates compared to the prior fiscal year.  In Aerospace, we saw improvements across all markets over the prior year.  In Energy, we saw increased sales volume of industrial gas turbine systems and wind turbine converters, partially offset by lower sales of natural gas truck systems in Asia.

Changes in selling prices and sales mix were driven primarily by our Aerospace segment markets.

During the fiscal year ended September 30, 2015, our net sales were negatively impacted by $65,573 due to unfavorable impacts of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2014.  Nearly all of the negative foreign currency impact to our net sales was realized through our Energy segment.

Our worldwide sales activities are primarily denominated in U.S. dollars (“USD”), European Union countries (“EUR”), Great Britain Pounds (“GBP”), Japanese Yen (“JPY”), Brazilian Real (“BRL”), and Chinese Renminbi (“RMB”).  As the USD, EUR, GBP, JPY, BRL and RMB fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions.  For additional information on foreign currency exchange rate risk, please refer to the risk factor titled “We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries” set forth under the caption “Risk Factors” in Part I, Item 1A of this Form 10-K.

2015 Costs and Expenses Compared to 2014

Cost of goods sold increased by $27,879  to $1,453,718, or 71.3%% of net sales, for fiscal year 2015 from $1,425,839, or 71.2% of net sales, for fiscal year 2014.  The increase in cost of goods sold is primarily attributable to higher sales volumes and planned start-up costs related to our new Aerospace segment facilities, partially offset by the favorable cost impact of fluctuations in foreign currency exchange rates compared to fiscal year 2014.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 28.7% for fiscal year 2015, compared to 28.8% for fiscal year 2014.  Gross margin for fiscal year 2015 was consistent with fiscal year 2014 as fixed cost leverage on increases in sales offset planned start-up costs related to our new Aerospace segment facilities.

Selling, general, and administrative expenses increased by $1,656, or 1.1%, to $156,995 for fiscal year 2015 as compared to $155,339 for fiscal year 2014.  Selling, general, and administrative expenses decreased as a percentage of net sales to 7.7% for fiscal year 2015 as compared to 7.8% for fiscal year 2014.  The slight increase in selling, general and administrative expenses in fiscal year 2015 is primarily due to normal variability in costs as well as costs associated with the completion of the JV agreement between Woodward and GE, partially offset by the favorable cost impact of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2014.

Research and development costs decreased by $3,520, or 2.6%, to $134,485 for fiscal year 2015, as compared to $138,005 for fiscal year 2014.  Research and development costs decreased as a percentage of net sales to 6.6% for fiscal year 2015 as compared to 6.9% for fiscal year 2014.  The decrease in research and development costs for fiscal year 2015 as compared to fiscal year 2014 is primarily due to the favorable cost impact of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2014 in addition to the variability in the timing of projects and related milestones.  Our research and development activities extend across most of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Amortization of intangible assets decreased to $29,241 for fiscal year 2015, compared to $33,580 for fiscal year 2014.  As a percentage of net sales, amortization of intangible assets decreased to 1.4% for fiscal year 2015, as compared to 1.7% for fiscal year 2014.  The decrease in amortization expense is primarily related to some intangible assets becoming fully amortized during fiscal years 2014 and 2015.

Interest expense increased to $24,864, or 1.2% of net sales, for fiscal year 2015, compared to $22,804, or 1.1% of net sales, for fiscal year 2014.  The increase in interest expense is primarily attributable to additional interest expense on higher levels of debt in fiscal year 2015, partially offset by increased capitalized interest in fiscal year 2015 related primarily to interest capitalized to our three significant facility expansion projects.

Income taxes were provided for at an effective rate on earnings before income taxes of 24.7% for fiscal year 2015, compared to 27.0% for fiscal year 2014.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

Effective tax rate at September 30, 2014	27.0%
Research and experimentation credit	(0.1)
Retroactive extension of research and experimentation credit	(2.4)
Adjustment of prior period tax items	0.8
Taxes on international activities	(0.1)
Other	(0.5)
Effective tax rate at September 30, 2015	24.7%

The decrease in the year-over-year effective tax rate for fiscal year 2015 is primarily attributable to the retroactive impact of the reinstatement of the U.S. research and experimentation credit through December 31, 2014 in fiscal year 2015.  In addition, there were fewer favorable resolutions, reviews of tax matters, and lapses of applicable statutes of limitations in fiscal year 2015 as compared to fiscal year 2014.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Consolidated Balance Sheets was $21,469 at September 30, 2015 and $22,687 at September 30, 2014.  At September 30, 2015, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $10,494.  At this time, we estimate it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $4,393 in the next twelve months due to a number of factors including the completion of reviews by tax authorities and the expiration of certain statutes of limitations.  We accrue for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of $859 as of September 30, 2015 and $1,158 as of September 30, 2014.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  With a few exceptions, fiscal years remaining open to examination in significant foreign jurisdictions include 2008 and forward.  Woodward has concluded U.S. federal income tax examinations through fiscal year 2012.  Woodward is generally subject to U.S. state income tax examinations for fiscal years 2012 and forward.

SEGMENT RESULTS

Woodward serves the aerospace, industrial and energy markets through our two reportable segments – Aerospace and Energy.  Our reportable segments are aggregations of our operating segments.  See Note 20, Segment information, in the Notes to the Consolidated Financial Statements for further information regarding our segments.  The following table presents sales by segment:

	Year Ended September 30,
	2015		2014		2013
Net sales:
Aerospace	$1,160,883	57.0%	$1,084,025	54.2%	$1,061,477	54.8%
Energy	877,420	43.0	917,215	45.8	874,499	45.2
Consolidated net sales	$2,038,303	100.0%	$2,001,240	100.0%	$1,935,976	100.0%

The following table presents earnings by segment:

	Year Ended September 30,
	2015	2014	2013
Aerospace	$187,747	$159,200	$166,122
Energy	126,641	134,278	98,940
Total segment earnings	314,388	293,478	265,062
Nonsegment expenses	(49,362)	(43,701)	(39,061)
Interest expense, net	(24,077)	(22,533)	(26,430)
Consolidated earnings before income taxes	240,949	227,244	199,571
Income tax expense	59,497	61,400	53,629
Consolidated net earnings	$181,452	$165,844	$145,942

The following table presents earnings by segment as a percent of segment net sales:

	Year Ended September 30,
	2015	2014	2013
Aerospace	16.2%	14.7%	15.7%
Energy	14.4	14.6	11.3

2015 Segment Results Compared to 2014

Aerospace

Aerospace segment net sales were $1,160,883 for fiscal year 2015, up 7.1% compared to $1,084,025 for fiscal year 2014.  Increases in fiscal year 2015 were driven primarily by increased sales volumes in all of our markets, with the highest increase in commercial OEM and defense aftermarket sales.

Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on steady airline demand and new product introductions.  Business aviation sales increased primarily due to new aircraft introductions.  The commercial aftermarket has shown some quarterly variability but was up in fiscal year 2015 compared to the prior year, as global passenger traffic growth continues to drive aircraft utilization and Woodward’s market share continues to grow.

U.S. government sustainment funds continue to be prioritized to defense aircraft platforms on which we have content and continue to see significant utilization for military operations.  Defense sales, for both aftermarket and OEM, have increased in fiscal year 2015,  primarily related to conflicts in the Middle East.

Aerospace segment earnings increased by $28,547, or 17.9%, to $187,747 for fiscal year 2015, compared to $159,200 for fiscal year 2014.  The reasons for the net increases in Aerospace segment earnings for fiscal year 2015 were as follows:

Earnings for the period ended September 30, 2014	$159,200
Sales volume	28,287
Price, sales mix and productivity	13,548
Increases in manufacturing expenses	(15,478)
Other, net	2,190
Earnings for the period ended September 30, 2015	$187,747

Aerospace segment earnings as a percentage of sales were 16.2% for fiscal year 2015, compared to 14.7% for fiscal year 2014.  The increase was primarily attributable to increased sales, partially offset by increased manufacturing expenses primarily related to planned start-up costs related to our new facilities.

Energy

Energy segment net sales decreased 4.3% to $877,420 for fiscal year 2015, compared to $917,215 for fiscal year 2014.  The decrease in segment net sales for fiscal year 2015 as compared to the same period of fiscal year 2014 was driven primarily by the unfavorable impact of changes in foreign currency exchange rates of approximately $63,700.  Excluding the impact of foreign currency exchange rates, sales increased in fiscal year 2015 as compared to fiscal year 2014 primarily related to increased sales volume of industrial gas turbine systems and wind turbine converters, partially offset by lower sales of natural gas truck systems in Asia.

Energy segment earnings decreased by $7,637, or 5.7%, to $126,641 for fiscal year 2015, compared to $134,278 for fiscal year 2014.  The reasons for the net decrease in Energy segment earnings for fiscal year 2015 were as follows:

Earnings for the period ended September 30, 2014	$134,278
Sales volume	9,909
Price, sales mix and productivity	(3,619)
Effects of changes in foreign currency rates	(15,480)
Other, net	1,553
Earnings for the period ended September 30, 2015	$126,641

Energy segment earnings as a percentage of sales were 14.4%  for fiscal year 2015, compared to 14.6% for fiscal year 2014.  The slight decrease in segment earnings for fiscal year 2015 as compared to the same period of the prior year was primarily attributable to the unfavorable impact of changes in foreign currency exchange rates, partially offset by the effects of increased sales volume.

Nonsegment expenses

Nonsegment expenses increased to $49,362 for fiscal year 2015, compared to $43,701 for fiscal year 2014.  As a percent of sales, nonsegment expenses increased to 2.4% of net sales for fiscal year 2015, compared to 2.2% of net sales for fiscal year 2014.  The increase in nonsegment expenses in fiscal year 2015 is primarily due to normal variability in costs, as well as costs associated with the completion of the JV agreement between Woodward and GE of approximately $2,000.
2014 RESULTS OF OPERATIONS

2014 Sales Compared to 2013

Consolidated net sales in fiscal year 2014 increased 3.4% to $2,001,240 from $1,935,976 in fiscal year 2013.  As previously disclosed, on December 28, 2012, Woodward acquired substantially all of the assets and certain liabilities related to the thrust reverser actuation systems business of GE Aviation Systems LLC.  The business was located in Duarte, California and we refer to it as the Duarte Business.  See Note 4, Joint ventures and business acquisitions, for further information.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended September 30, 2013	$1,935,976
Aerospace segment volume	(30,394)
Energy segment volume	42,975
Effects of changes in price and sales mix	18,951
Duarte Business net sales from October 2013 through December 2013	31,432
Effects of changes in foreign currency rates	2,300
Consolidated net sales for the period ended September 30, 2014	$2,001,240

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

Increases in selling prices were driven primarily by our Aerospace segment markets.

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

Cost of goods sold increased by $49,568 to $1,425,839, or 71.2% of net sales, for fiscal year 2014 from $1,376,271, or 71.1% of net sales, for 2013.  The increase in costs of goods sold is primarily attributable to increased sales in our Energy segment and significant increases in variable compensation compared to the prior year periods.  Cost of goods sold for fiscal year 2013 included $8,300 of the specific charges (discussed above) related to the realignment of the renewable power business within our Energy segment.

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

Interest expense decreased to $22,804, or 1.1% of net sales, for fiscal year 2014, compared to $26,703, or 1.4% of net sales, for fiscal year 2013.  The decrease in interest expense is primarily attributable to an increase in the amount of interest capitalized on our capital improvement projects partially offset by increased borrowing year over year.

Income taxes were provided for at an effective rate on earnings before income taxes of 27.0% for fiscal year 2014, compared to 26.9% for fiscal year 2013.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

Effective tax rate at September 30, 2013	26.9%
Research and experimentation credit	2.4
Retroactive extension of research and experimentation credit	2.5
Adjustment of prior period tax items	(1.9)
Taxes on international activities	(2.0)
Other	(0.9)
Effective tax rate at September 30, 2014	27.0%

The year-over-year effective tax rate for fiscal year 2014 increased slightly due to the retroactive impact of the reinstatement of the U.S. research and experimentation credit in fiscal year 2013, which did not recur in fiscal year 2014.  This increase was offset by larger net favorable resolutions and reviews of tax matters and lapses of applicable statutes of limitations, higher earnings in jurisdictions with lower tax rates, and reduced taxes on current and anticipated future distributions of foreign earnings to the U.S in the fiscal year 2014.

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

Defense sales continued to reflect the ongoing U.S. government budget constraints, which impacted the timing of contracts and upgrade programs and resulted in variability during the fiscal year, causing lower defense sales in fiscal year 2014 as compared to the prior fiscal year.  Defense aftermarket sales in fiscal year 2013 were strong compared to fiscal year 2012 levels.  Fiscal year 2014 defense sales decreased significantly from the prior year, particularly related to sales for rotorcraft programs, but were comparable to fiscal year 2012.  The majority of the decline in fiscal year 2014 related to defense aftermarket sales as defense OEM sales declined, but not as significantly.

Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft continued to increase in fiscal year 2014 based on improved airline demand and new product introduction.  The commercial aftermarket showed improvement as global passenger traffic growth continued to drive aircraft utilization.

Aerospace segment earnings decreased by $6,922, or 4.2%, to $159,200 for fiscal year 2014, compared to $166,122 for fiscal year 2013 due to the following:

Earnings for the period ended September 30, 2013	$166,122
Sales volume	(13,256)
Price, sales mix and productivity	5,502
Research and development expenses	4,578
Variable compensation	(14,220)
Cost control initiatives	4,755
Other, net	5,719
Earnings for the period ended September 30, 2014	$159,200

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

Energy

Energy segment net sales were $917,215 for fiscal year 2014, compared to $874,499 for fiscal year 2013.  The increase in sales was primarily attributable to improvements in several markets, including the wind turbine converter, aero-derivative turbine, and large gas and diesel engine markets, partially offset by lower sales of natural gas bus and truck systems.

Energy segment earnings increased by $35,338, or 35.7%, to $134,278 for fiscal year 2014 as compared to $98,940 for fiscal year 2013 due to the following:

Earnings for the period ended September 30, 2013	$98,940
Sales volume	18,140
Price, sales mix and productivity	3,862
Research and development expenses	(6,758)
Specific charges related to renewable power business in fiscal year 2013	15,707
Realignment savings	6,566
Variable compensation	(10,738)
Effects of changes in foreign currency rates	1,187
Other, net	7,372
Earnings for the period ended September 30, 2014	$134,278

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities.  We expect that cash generated from our operating activities, together with borrowings under our revolving credit facility, will be sufficient to fund our continuing operating needs, including capital expansion funding for the foreseeable future.

Our aggregate cash and cash equivalents were $82,202 at September 30, 2015 and $115,287 at September 30, 2014, and our working capital was $609,254 at September 30, 2015 and $668,628 at September 30, 2014.  Of the $82,202 of cash and cash equivalents held at September 30, 2015, $78,426 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Our revolving credit facility, which we amended on April 28, 2015 to increase the borrowing capacity from $600,000 to $1,000,000, matures in April 2020 and provides the option to increase total available borrowings to up to $1,200,000, subject to lenders’ participation.  We can borrow against our $1,000,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our stock, payments of dividends, acquisitions, and facilities expansions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of our $1,000,000 revolving credit facility and our other credit facilities, see Note 12,  Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

At September 30, 2015, we had total outstanding debt of $852,430, with additional borrowing availability of $641,723 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $37,759 under various foreign credit facilities.

At September 30, 2015, we had $350,000 of borrowings outstanding under our revolving credit facility, which was classified as long-term, and $2,430 of borrowings outstanding under our Brazilian line of credit.    Revolving credit facility and short-term borrowing activity during the fiscal year ended September 30, 2015 were as follows:

Maximum daily balance during the period	$507,430
Average daily balance during the period	$365,730
Weighted average interest rate on average daily balance	1.31%

We were in compliance with all our debt covenants at September 30, 2015.  See Note 12,  Credit facilities, short-term borrowings and long-term debt, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for more information about our covenants.

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

On May 20, 2015, we entered into a binding agreement with GE to form a strategic joint venture between us and GE (the “JV”).  The JV will design, develop, source, supply and service the fuel system (including components from the fuel inlet up to the fuel nozzle) for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.  Upon formation of the JV, we will assign certain contractual rights to the JV in exchange for a payment from GE of $250,000.  In addition, GE will pay us fifteen annual payments of approximately $4,900 each per year.  Because the contractual rights have no cost basis in our financial records, we expect to account for the fair value of the proceeds received as a deferred gain that will be recognized over the economic lives of the assigned contractual rights.  During the fourth quarter of fiscal year 2015, all required regulatory approvals were obtained from various global jurisdictions.    Closing of the JV transaction and concurrent formation of the JV is expected to occur early in the second quarter of fiscal year 2016.

In the second quarter of fiscal year 2015, our Board of Directors terminated our previous stock repurchase program and replaced it with a new program for the repurchase of up to $300,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2018 (the “2015 Authorization”).

On June 2, 2015, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) under which we repurchased shares of our common stock for an aggregate purchase price of $125,000.  Upon execution of the ASR Agreement, Goldman initially delivered to us 2,048 shares of common stock.  Goldman completed the ASR Agreement on September 3, 2015 and delivered 458 additional shares to us.  The final number of shares delivered was based generally on the average daily volume-weighted average price of Woodward stock during the term of the ASR Agreement.

For our Aerospace segment, we completed construction of a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and have begun occupying the new facility.  This campus is intended to support our expected growth over the next ten years and beyond stimulated by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  In addition, in fiscal year 2015, we completed an addition to and renovation of a building in Niles, Illinois that we had acquired in September 2013.  Most of our operations that formerly resided in nearby Skokie, Illinois, were relocated to this new facility in fiscal year 2015.

We are currently developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Energy segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.

We anticipate spending approximately $100,000 in fiscal year 2016 related to these investments.

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

Cash Flows

	Year Ended
	September 30,
	2015	2014	2013
Net cash provided by operating activities	$287,429	$268,083	$222,592
Net cash used in investing activities	(284,083)	(205,829)	(340,042)
Net cash provided by (used in) financing activities	(25,445)	9,477	102,473
Effect of exchange rate changes on cash and cash equivalents	(10,986)	(5,000)	1,704
Net change in cash and cash equivalents	(33,085)	66,731	(13,273)
Cash and cash equivalents at beginning of period	115,287	48,556	61,829
Cash and cash equivalents at end of period	$82,202	$115,287	$48,556

2015 Cash Flows Compared to 2014

Net cash flows provided by operating activities for fiscal year 2015 was $287,429, compared to $268,083 in fiscal year 2014.  The increase is primarily attributable to increased earnings in fiscal year 2015.

Net cash flows used in investing activities for fiscal year 2015 was $284,083, compared to $205,829 in fiscal year 2014.  The increase in cash used in investing activities compared to the same period of the prior fiscal year is due to increases in capital expenditures.  Payments for property, plant and equipment increased by $79,506 to $286,612 in fiscal year 2015 as compared to $207,106 in fiscal year 2014 related mainly to the development of a second campus in the greater-Rockford, Illinois area, our new facility in Niles, Illinois, and our new campus headquarters in Fort Collins, Colorado.

Net cash flows used in financing activities for fiscal year 2015 was $25,445, compared to net cash flows provided by financing activities of 9,477 in fiscal year 2014.  During fiscal year 2015, we had net debt borrowings of $143,361 compared to net debt borrowings of $160,002 in fiscal year 2014.  We utilized $157,160 to repurchase 3,128 shares of our common stock in fiscal year 2015 under our existing stock repurchase program, compared to $141,488 to repurchase 3,272 shares of our common stock in fiscal year 2014.

2014 Cash Flows Compared to 2013

Net cash flows provided by operating activities for fiscal year 2014 was $268,083, compared to $222,592 in fiscal year 2013.  The increase of $45,491 was primarily attributable to improved working capital utilization and higher earnings in fiscal year 2014.

Accounts receivable provided $30,880 of cash in fiscal year 2014 compared to $9,774 of cash utilized in fiscal year 2013, accounting for the majority of the increase in operating cash flows.  The amount of cash provided by accounts receivable in fiscal year 2014 reflected a decrease in accounts receivable in fiscal year 2014 as compared to fiscal year 2013 due to better collections in fiscal year 2014.  The increase in operating cash flows was also attributable to higher net earnings in fiscal year 2014 as compared to fiscal year 2013.  These increases in cash were partially offset by an increase in cash utilized for inventory in fiscal year 2014.  Inventory utilized $27,788 of cash in fiscal year 2014 compared to cash utilized of $1,485 in fiscal year 2013.  The increase in cash utilized was the result of inventory builds to meet the future demands of our customers.

Net cash flows used in investing activities for fiscal year 2014 was $205,829, compared to $340,042 in fiscal year 2013.  The decrease in cash used in investing activities compared to the same period of fiscal year 2013 was due primarily to the acquisition of the Duarte Business in the first quarter of fiscal year 2013, which utilized $198,860 of cash.  This decrease was partially offset by increased payments for property, plant and equipment of $65,506 to $207,106 in fiscal year 2014 as compared to $141,600 in fiscal year 2013 related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new facility in Niles, Illinois, and a new campus at our headquarters in Fort Collins, Colorado.

Net cash flows provided by financing activities for fiscal year 2014 was $9,477, compared to $102,473 for fiscal year 2013.  During fiscal year 2014, we had net short and long-term borrowings of $160,002 compared to net debt borrowings of $157,713 in the fiscal year 2013.    Slightly higher borrowings in fiscal year 2014 were primarily attributable to increased payments for property, plant and equipment.    We utilized $141,488 to repurchase 3,272 shares of our common stock in fiscal year 2014, compared to $45,754 to repurchase 1,233 shares of our common stock in fiscal year 2013.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

Contractual Obligations

A summary of our consolidated contractual obligations and commitments as of September 30, 2015 is as follows:

	Year Ending September 30,
	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Long-term debt principal	$107,000	$-	$-	$143,000	$-	$250,000
Interest on debt obligations (1)	20,855	18,592	18,592	10,460	8,659	25,891
Operating leases	5,793	4,450	3,058	2,620	2,247	1,378
Purchase obligations (2)	270	9	-	-	-	-
Construction contractual obligation (3)	26,660	-	-	-	-	-
Other (4)	-	-	-	-	-	21,469
Total	$160,578	$23,051	$21,650	$156,080	$10,906	$298,738
(1)

Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect as of September 30, 2015.  See Note 12, Credit facilities, short-term borrowings and long-term debt, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further details on our long-term debt.

(2)

Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery, and termination liability.

(3)	Construction contractual commitments represent estimated amounts to be paid under contracts to a new campus at our corporate headquarters in Fort Collins, Colorado.
(4)

The $21,469 included in other obligations in the “Thereafter” column represents our best reasonable estimate for uncertain tax positions at this time and may change in future periods, as the timing of the payments and whether such payments will actually be required cannot be reasonably estimated.

The above table does not reflect the following items:

•

Contributions to our retirement pension benefit plans, which we estimate will total approximately $819 in fiscal year 2016.  As of September 30, 2015 our pension plans were underfunded by $11,848 based on projected benefit obligations.  Statutory pension contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates.

•

Contributions to our other postretirement benefit plans, which we estimate will total $4,103 in fiscal year 2016.  Other postretirement contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of postretirement healthcare benefits provided for covered retirees.  As of September 30, 2015, our other postretirement benefit plans were underfunded by $34,927 based on projected benefit obligations.

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

Guarantees and letters of credit totaling approximately $8,620 were outstanding as of September 30, 2015, some of which were secured by parent guarantees from Woodward or by Woodward line of credit facilities.

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

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased.  This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on the discount rate and terminal growth rate.  Management projects revenue growth rates, earnings margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment.  We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired.  There was no impairment or change in useful lives recognized on other intangible assets acquired in fiscal years 2015, 2014  or 2013.

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

Inventory

Inventories are valued at the lower of cost or net realizable value.  Inventory cost is determined using methods that approximate the first-in, first-out basis.  We include product costs, labor and related fixed and variable overhead in the cost of inventories.

Inventory net realizable values are determined by giving substantial consideration to the expected product selling price.  We estimate expected selling prices based on our historical recovery rates, general economic and market conditions, the expected channel of disposition, and current customer contracts and preferences.  Actual results may differ from our estimates due to changes in resale or market value and the mix of these factors.  Management monitors inventory for events or circumstances, such as negative margins, recent sales history suggesting lower sales value, or changes in customer preferences, which would indicate the net realizable value of inventory is less than the carrying value of inventory, and management records adjustments as necessary.  When inventory is written down below cost, such reduced amount is considered the cost for subsequent accounting purposes.  Our recording of inventory at the lower of cost or net realizable value has not historically required material adjustments once initially established.

The carrying value of inventory was $447,664 at September 30, 2015 and $451,944 at September 30, 2014.  If economic conditions, customer product requirements, or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary.  We attempt to maintain inventory quantities at levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Depreciation and amortization

The carrying value of property, plant and equipment was $756,100 at September 30, 2015 and $513,279 at September 30, 2014.  Depreciation expense was $45,944 in fiscal year 2015, $43,773 in fiscal year 2014 and $37,254 in fiscal year 2013.  Depreciation of property, plant and equipment is generally computed using the straight-line method, which requires estimates of asset useful lives and ultimate salvage value.

Depreciation expense for certain equipment specifically acquired to support new product offerings expected to have very uneven production and sales patterns over a number of years is computed using the unit-of-production method.  In addition to assumptions for useful lives and salvage value, unit-of-production depreciation is also based on estimates of the number of total units to be produced over the life of the equipment.

The carrying value of intangible assets was $225,138 at September 30, 2015 and $254,772 at September 30, 2014.  Amortization expense was $29,241 in fiscal year 2015, $33,580 in fiscal year 2014 and $36,979 in fiscal year 2013.  Amortization of intangible assets is generally computed using patterns that reflect the periods over which the economic benefits of the assets are expected to be realized.  Impairment losses are recognized if the carrying amount of an intangible is both not estimated to be recoverable and exceeds it fair value.

Reviews for impairment of goodwill

At September 30, 2015, we had $556,977 of goodwill, representing 22% of our total assets.  At September 30, 2014, we had $559,724 of goodwill, representing 23% of our total assets.  Goodwill is tested for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate.   For purposes of performing the impairment tests, we identify reporting units in accordance with U.S. GAAP.  The identification of reporting units and consideration of aggregation criteria requires management judgment.  The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with their carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, we compare the implied fair value of goodwill with its carrying amount.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.  There was no impairment charge recorded in fiscal years 2015, 2014, or 2013.

Woodward completed its annual goodwill impairment test as of July 31, 2015 for the fiscal year ended September 30, 2015 during the fourth quarter.  At that date, Woodward determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit.  The fair value of each of Woodward’s reporting units was determined using an income approach based on a discounted cash flow method.  This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a ten-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2015 impairment test were discounted using weighted-average cost of capital assumptions ranging from 9.49% to 12.83%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after ten years of 4.03%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting units resulting fair values utilizing a market multiple method.

The results of Woodward’s annual goodwill impairment test performed as of July 31, 2015, indicated the estimated fair value of each reporting unit was significantly in excess of its carrying value, and accordingly, no impairment existed.  Increasing the discount rate by 20%, decreasing the growth rate by 20%, or decreasing forecasted cash flow by 20%, would also not have resulted in an impairment charge at July 31, 2015.

As part of the Company’s ongoing monitoring efforts to assess goodwill for possible indications of impairment, we will continue to consider a wide variety of factors, including but not limited to the global economic environment and its potential impact on Woodward’s business.  There can be no assurance that our estimates and assumptions regarding forecasted cash flows of certain reporting units, the current economic environment, or the other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Postretirement benefits

The Company provides various benefits to certain employees through defined benefit pension plans and other postretirement benefit plans.  A September 30 measurement date is used to value plan assets and obligations for all Woodward defined benefit pension and other postretirement benefit plans.  For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions, including anticipated discount rates, rates of compensation increases, long-term return on defined benefit plan investments, and anticipated healthcare cost increases.  Based on these actuarial assumptions, at September 30, 2015, our recorded assets and liabilities included a net liability of $11,848 for our defined benefit pension plans and a liability of $34,927 for other postretirement benefit plans.  Changes in net periodic expense or the amounts of recorded assets and liabilities may occur in the future due to changes in these assumptions.

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

During fiscal year 2015, the SEC staff expressed its acceptance for companies applying an alternative accounting approach for using discount rates to measure the components of net periodic benefit cost for postretirement benefit plan obligations.  Specifically, the SEC staff stated that it would not object to companies’ use of an alternative approach that focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from a high-quality corporate bond yield curve and matched with separate cash flows for each future year instead of a single weighted-average discount rate approach.  Further, the SEC staff stated it would not object to companies treating the change in approach as a change in estimate. We elected to change our estimate in the determination of discount rate assumptions to determine periodic benefit costs effective for fiscal year 2016 for both our defined benefit pension and other postretirement plans.   This change in estimate had no impact on the service cost and interest cost components of net periodic benefit cost in fiscal years 2015, 2014 or 2013.

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends.  The projected benefit obligations in the United States as of September 30,

2015 was based on the Society of Actuaries (“SOA”) RP-2014 Mortality Tables Report projected back to 2007 using the SOA’s Mortality Improvement Scale MP-2014 (“MP-2014”) and projected forward using a custom projection scale based on MP-2014 with a 10-year convergence period and a long-term rate of 0.75%.  As of September 30, 2014, mortality assumptions in the United States were based on the Pension Protection Act (“PPA”) Static 2014 tables.  As of September 30, 2015 and September 30, 2014, mortality assumptions in Japan were based on the Standard rates 2014 and Standard rates 2009, respectively.  These changes in estimate had no impact on the net periodic benefit cost in fiscal years 2015, 2014 or 2013 in the United States and Japan.    As of September 30, 2015 and September 30, 2014, mortality assumptions for the United Kingdom pension scheme were based on the Self-administered pension scheme (“SAPS”) S2 “all” tables with a projected 1.5% annual improvement rate.

Primary actuarial assumptions for our defined benefit pension plans were determined as follows:

•	The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.

In the United States, prior to fiscal year 2015, the Company used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding to determine the benefit obligations at year end.  The discount rate used to determine periodic benefit costs for the years ended September 30, 2015 and prior were consistent with the discount rate used to determine the benefit obligation as of the prior fiscal year end.

As of September 30, 2015, the discount rate used to determine the benefit obligation at year end was based on a high-quality corporate bond yield curve matched with projected separate cash flows to settle the entire benefit obligations.  The discount rate used to determine periodic service cost and interest costs of the overall benefit costs for the year ending September 30, 2016 will be based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.

In the United Kingdom and Japan, Woodward continues to use a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction.  The discount rate used to determine periodic service cost and interest costs of the overall benefit costs for the year ending September 30, 2016 will be based on spot rates derived from the same high-quality corporate bond yield curves used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.

In Switzerland, Woodward used high quality swap rates plus a credit spread of 0.20% in fiscal year 2013 as high quality swaps are available in Switzerland at various durations and trade at higher volumes than bonds.  Woodward’s assumed rate in Switzerland did not differ significantly from this benchmark.  As of September 30, 2014 Woodward no longer sponsors a defined benefit plan is Switzerland.

These rates are sensitive to changes in interest rates.

	Change In Discount Rate
	1% increase	1% decrease
Defined benefit pension benefits:
2016 Net Periodic Benefit Cost	$(676)	$1,626
2016 Projected Service and Interest Costs	434	(652)
Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2015	(26,994)	33,126

•	Compensation increase assumptions, where applicable, are based upon historical experience and anticipated future management actions. An increase in the rate would increase our obligation and expense.

•

Mortality trends assumptions are based on published actuarial data and are sometimes modified to reflect projected longevity trends.  Increases in life expectancy of participants greater than assumed would increase our obligation and expense.

•

In determining the long-term rate of return on plan assets, we consider the asset investment mix for each plan.  For example, fixed-income securities generally have a lower rate of return than equity securities.  We assume that the historical long-term compound growth rates of similar equity and fixed-income securities will predict the future returns of investments in the various plan portfolios.  We consider the potential impacts of changes in general market conditions, but because our assumptions are based on long-term rates of return,  short-term market conditions generally have an insignificant effect on our assumptions.  Changes in asset allocations are managed on a plan-by-plan basis, taking into consideration factors such as the average age of the plan participants and the projected timing of future benefit payments.

	Change In Rate of Return on Plan Assets
	0.5% increase	0.5% decrease
Defined benefit pension benefits:
2016 Net Periodic Benefit Cost	$(965)	$965

•

If, as of the beginning of the year, the net plan gain or loss recognized in accumulated other comprehensive income exceeds 10% of the greater of the plan projected benefit obligation or the market-related value of plan assets, the amortization out of accumulated other comprehensive income into current period expense is that excess divided by the average remaining service period of employees expected to receive benefits under the plan.

Primary actuarial assumptions for our other postretirement benefit plans were determined as follows:

•	The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments.

In the United States, prior to fiscal year 2015, the Company used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding to determine the benefit obligations at year end.  The discount rate used to determine periodic benefit costs for the years ended September 30, 2015 and prior were consistent with the discount rate used to determine the benefit obligation as of the prior fiscal year end.

As of September 30, 2015, the discount rate used to determine the benefit obligation at year end was based on a high-quality corporate bond yield curve matched with projected separate cash flows to settle the entire benefit obligations.  The discount rate used to determine periodic service cost and interest costs of the overall benefit costs for the year ending September 30, 2016 will be based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.

In the United Kingdom, Woodward continues to use a high-quality corporate bond yield curve matched with cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations.  However, starting this year, separate plan specific cashflows are used for the postretirement medical plan.  Previously, a single discount rate was used for the United Kingdom plan.  The discount rate used to determine periodic service cost and interest costs of the overall benefit costs for the year ending September 30, 2016 will be based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.

These rates are sensitive to changes in interest rates.

	Change In Discount Rate
	1% increase	1% decrease
Other postretirement benefits:
2016 Net Periodic Benefit Cost	$162	$(66)
2016 Projected Service and Interest Costs	196	(236)
Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2015	(2,925)	3,411
•

Mortality trends assumptions are based on published actuarial data and are sometimes modified to reflect projected longevity trends.  Increases in life expectancy of participants greater than assumed would increase our obligation and expense.

•

The assumed health care trend rate represents the rate at which health care costs are assumed to increase and is based on historical and expected experience.  Changes in our projections of future health care costs due to general economic conditions and those specific to health care (e.g., technology driven cost changes) will impact this trend rate.

	Change In Health Care Cost Trend Rate
	1% increase	1% decrease
Effect on projected fiscal year 2016 service and interest cost	$130	$(111)
Effect on accumulated postretirement benefit obligation at September 30, 2015	3,372	(2,949)

•

If, as of the beginning of the year, the net plan gain or loss recognized in accumulated other comprehensive income exceeds 10% of the plan accumulated postretirement benefit obligation, the amortization out of accumulated other comprehensive income into current period expense is that excess divided by the average remaining service period of employees expected to receive benefits under the plan.

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due.  The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities.  We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate.  Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals.  To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the current provision for income taxes.  The provision for income taxes includes the impact of reserve positions and changes to reserves that are considered appropriate.  As of September 30, 2015 and September 30, 2014, unrecognized gross tax benefits for which recognition has been deferred were $21,469 and $22,687, respectively.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets.  The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.  A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.  In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies.  Changes in the relevant facts can significantly impact the judgment or need for valuation allowances.   In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.  Our valuation allowance was $6,804 as of September 30, 2015 and $9,486 as of September 30, 2014.

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

A portion of our long and short-term debt is sensitive to changes in interest rates.  As of September 30, 2015 our Series J Notes of $50,000 and advances on our revolving credit facility are at interest rates that fluctuate with market rates.  A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate loan outstanding as of September 30, 2015 and the average borrowings on our revolving credit facility in fiscal year 2015 would cause our annual interest expense to increase approximately $4,147.  A hypothetical 0.2% decrease in interest rates that apply to the variable rate loan outstanding as of September 30, 2015 and the average borrowings on our revolving credit facility, which would effectively reduce the variable component of the applicable interest rates to 0%, and would decrease our annual interest expense by approximately $913.

The discount rate and future return on plan asset assumptions used to calculate the funding status of our retirement benefit plans are also sensitive to changes in interest rates.  The weighted average discount rate assumption used to value the defined benefit pension plans  as of September 30, 2015 was 4.39% in the United States, 3.75% in the United Kingdom, and 0.97% in Japan.  The weighted average discount rate assumption used to value the other postretirement benefit plans was 4.01%.

Utilizing the spot rate approach, the following discount rates will be used to calculate the service cost and interest cost components for determining benefit costs for the year ending September 30, 2016.  The weighted average discount rate assumption used to value the service costs for the defined benefit pension plans will be 4.63% in the United States, 3.86% in the United Kingdom, and 1.27% in Japan.  The weighted average discount rate assumption used to value the interest costs for the defined benefit pension plans will be 3.67% in the United States, 3.63% in the United Kingdom, and 0.59% in Japan.  The weighted average discount rate assumption used to value the service costs for the other postretirement benefit plans will be 4.39%.  The weighted average discount rate assumption used to value the interest costs for the other postretirement benefit plans will be 3.14%.

The following information illustrates the sensitivity of the net periodic benefit cost and the projected accumulated benefit obligation to a change in the discount rate assumed.  Amounts relating to foreign plans are translated at the spot rate on September 30, 2015.  It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in assumptions are not necessarily linear due to factors such as the 10% corridor applied to the larger of the postretirement benefit obligation or the fair market value of plan assets when determining amortization of actuarial net gains or losses.

		Increase/(Decrease) In
Assumption	Change	2016 Net Periodic Benefit Cost	2016 Projected Service and Interest Costs	Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2015
Defined benefit pension benefits:
Change in discount rate	1% increase	$(676)	$434	$(26,994)
	1% decrease	1,626	(652)	33,126
Other postretirement benefits:
Change in discount rate	1% increase	162	196	(2,925)
	1% decrease	(66)	(236)	3,411

Foreign Currency Exchange Rate Risk

We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which product and manufacturing costs were incurred.  The functional currencies and our purchasing and sales activities primarily include USD, EUR, RMB, JPY, GBP and BRL.  We may also be impacted by changes in the relative buying power of our customers, which may impact sales volumes either positively or negatively.  As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor.  Foreign currency exchange rate risk is reduced through the maintenance of local production facilities in the markets we serve, which we believe creates a natural hedge to our foreign currency exchange rate exposure.  For the year ended September 30, 2015, the percentages of our net sales denominated in a currency other than the USD were as follows:

Percentage of Net Sales
For the Year Ended September 30, 2015
Functional currency:
EUR	12.2%
RMB	4.1%
JPY	3.0%
GBP	1.9%
BRL	1.6%
All other foreign currencies	1.2%
24.0%

Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens.  Because of the complex interrelationship of our worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.

From time to time, we will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date.  Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates.  We minimize this market risk by establishing and monitoring parameters that limit the types of, and degree to which we enter into, derivative instruments.  We enter into derivative instruments for risk management purposes only.  We do not enter into or issue derivatives for trading or speculative purposes.  As of September 30, 2015 and 2014, we had no open foreign currency exchange rate contracts and all previous derivative instruments were settled or terminated.

In June 2015, Woodward designated an intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  A foreign exchange gain on the loan of $572 is included in foreign currency translation adjustments within total comprehensive earnings for the fiscal year ended September 30, 2015.

For more information on derivative instruments, see Note 6, Derivative instruments and hedging activities, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Our reported financial results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency exchange rates.  The assets and liabilities of substantially all of our subsidiaries outside the United States are translated at period end rates of exchange for each reporting period.  Earnings and cash flow statements are translated at weighted-average rates of exchange.  Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, debt covenants, and the overall value of our net assets.  In addition, we also have assets and liabilities, specifically accounts receivable, accounts payable and current inter-company receivables and payables, whose carrying amounts approximate their fair value, which are denominated in currencies other than their relevant functional currencies.  Foreign currency exchange rate risk is reduced through several means, including the invoicing of customers in the same currency as the source of the products, the prompt settlement of inter-company balances utilizing a global netting system, and limited use of foreign currency denominated debt.  We recognized net foreign currency losses of $1,721 in fiscal year 2015, $1,089 in fiscal year 2014 and $2,738 in fiscal year 2013 in “Selling, general, and administrative expenses” of our Consolidated Statements of Earnings related to these assets and liabilities.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Woodward, Inc.

Fort Collins, Colorado

We have audited the accompanying consolidated balance sheets of Woodward, Inc. and subsidiaries (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Woodward, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 10, 2015

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Year Ended September 30,
	2015	2014	2013

Net sales	$2,038,303	$2,001,240	$1,935,976
Costs and expenses:
Cost of goods sold	1,453,718	1,425,839	1,376,271
Selling, general and administrative expenses	156,995	155,339	168,097
Research and development costs	134,485	138,005	130,250
Amortization of intangible assets	29,241	33,580	36,979
Interest expense	24,864	22,804	26,703
Interest income	(787)	(271)	(273)
Other (income) expense, net (Note 15)	(1,162)	(1,300)	(1,622)
Total costs and expenses	1,797,354	1,773,996	1,736,405
Earnings before income taxes	240,949	227,244	199,571
Income tax expense	59,497	61,400	53,629
Net earnings	$181,452	$165,844	$145,942

Earnings per share (Note 3):
Basic earnings per share	$2.81	$2.50	$2.13
Diluted earnings per share	$2.75	$2.45	$2.10

Weighted Average Common Shares Outstanding (Note 3):
Basic	64,684	66,432	68,392
Diluted	66,056	67,776	69,602
Cash dividends per share paid to Woodward common stockholders	$0.38	$0.32	$0.32

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	Year Ended September 30,
	2015	2014	2013

Net earnings	$181,452	$165,844	$145,942
Other comprehensive earnings:
Foreign currency translation adjustments	(34,989)	(16,003)	7,337
Gain on foreign currency transaction designated as a hedge of a net investment in a foreign subsidiary	572	-	-
Taxes on changes on foreign currency translation adjustments	1,988	1,080	958
	(32,429)	(14,923)	8,295
Reclassification of realized losses on derivatives to earnings	99	99	171
Realized gain on cash flow hedge	-	-	507
Taxes on changes on derivative transactions	(38)	(37)	(259)
	61	62	419
Minimum retirement benefit liability adjustments (Note 17):
Net gain (loss) arising during the period	(26,866)	3,746	26,756
Prior service cost arising during the period	-	(3,355)	-
Loss (gain) due to settlement or curtailment arising during the period	-	(7,539)	36
Amortization of:
Prior service benefit	225	(66)	(90)
Net loss	513	785	1,770
Foreign currency exchange rate changes on minimum retirement benefit liabilities	867	104	673
Taxes on changes on minimum retirement benefit liability adjustments	9,704	2,538	(11,021)
	(15,557)	(3,787)	18,124
Total comprehensive earnings	$133,527	$147,196	$172,780

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$82,202	$115,287
Accounts receivable, less allowance for uncollectible amounts of $3,841 and $7,078, respectively	322,215	346,858
Inventories	447,664	451,944
Income taxes receivable	21,838	6,574
Deferred income tax assets	29,766	40,774
Other current assets	43,791	47,207
Total current assets	947,476	1,008,644
Property, plant and equipment, net	756,100	513,279
Goodwill	556,977	559,724
Intangible assets, net	225,138	254,772
Deferred income tax assets	9,388	6,292
Other assets	44,886	54,491
Total assets	$2,539,965	$2,397,202
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$2,430	$-
Accounts payable	173,287	160,683
Income taxes payable	6,555	6,130
Deferred income tax liabilities	14	472
Accrued liabilities	155,936	172,731
Total current liabilities	338,222	340,016
Long-term debt, less current portion	850,000	710,000
Deferred income tax liabilities	82,449	85,031
Other liabilities	116,190	101,211
Total liabilities	1,386,861	1,236,258
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	131,231	112,491
Accumulated other comprehensive losses	(51,458)	(3,533)
Deferred compensation	4,322	3,915
Retained earnings	1,495,274	1,338,468
	1,579,475	1,451,447
Treasury stock at cost, 9,763 shares and 7,397 shares, respectively	(422,049)	(286,588)
Treasury stock held for deferred compensation, at cost, 173 shares and 198 shares, respectively	(4,322)	(3,915)
Total stockholders' equity	1,153,104	1,160,944
Total liabilities and stockholders' equity	$2,539,965	$2,397,202

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$181,452	$165,844	$145,942
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	75,235	77,353	74,233
Loss (gain) due to settlements or curtailments of postretirement plan (Note 17)	-	(7,539)	37
Impairment of long-lived asset held for sale (Note 9)	-	3,138	-
Net (gain) loss on sales of assets	(626)	166	(100)
Stock-based compensation	14,255	11,241	9,414
Excess tax benefits from stock-based compensation	(6,959)	(3,751)	(5,154)
Deferred income taxes	15,504	(6,704)	8,348
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	99	99	171
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	14,845	30,880	(9,774)
Inventories	(8,824)	(27,788)	(1,485)
Accounts payable and accrued liabilities	1,427	24,068	16,062
Current income taxes	(7,487)	9,378	(9,020)
Retirement benefit obligations	(4,537)	(2,788)	(15,974)
Other	13,045	(5,514)	9,892
Net cash provided by operating activities	287,429	268,083	222,592
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(286,612)	(207,106)	(141,600)
Proceeds from sale of assets	2,529	1,277	418
Business acquisitions, net of cash acquired	-	-	(198,860)
Net cash used in investing activities	(284,083)	(205,829)	(340,042)
Cash flows from financing activities:
Cash dividends paid	(24,646)	(21,263)	(21,866)
Proceeds from sales of treasury stock	8,400	9,772	8,370
Payments for repurchases of common stock	(157,160)	(141,488)	(45,754)
Excess tax benefits from stock-based compensation	6,959	3,751	5,154
Borrowings on revolving lines of credit and short-term borrowings	999,971	431,071	179,072
Payments on revolving lines of credit and short-term borrowings	(856,610)	(221,069)	(179,484)
Proceeds from issuance of long-term debt	-	250,000	200,000
Payments of long-term debt	-	(300,000)	(41,875)
Proceeds from cash flow hedge	-	-	507
Payments of debt financing costs	(2,359)	(1,297)	(1,651)
Net cash provided by (used in) financing activities	(25,445)	9,477	102,473
Effect of exchange rate changes on cash and cash equivalents	(10,986)	(5,000)	1,704
Net change in cash and cash equivalents	(33,085)	66,731	(13,273)
Cash and cash equivalents at beginning of period	115,287	48,556	61,829
Cash and cash equivalents at end of period	$82,202	$115,287	$48,556

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2012	-	72,960	(4,536)	(276)	$106	$97,826	$17,447	$(376)	$(28,794)	$(11,723)	$4,344	$1,069,811	$(147,905)	$(4,344)	$1,008,115
Net earnings	-	-	-	-	-	-	-	-	-	-	-	145,942	-	-	145,942
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	8,295	419	18,124	26,838	-	-	-	-	26,838
Cash dividends	-	-	-	-	-	-	-	-	-	-	-	(21,866)	-	-	(21,866)
Purchases of treasury stock	-	-	(1,395)	-	-	-	-	-	-	-	-	-	(51,846)	-	(51,846)
Sales of treasury stock	-	-	796	-	-	(13,194)	-	-	-	-	-	-	24,110	-	10,916
Common shares issued from treasury stock for benefit plans	-	-	250	-	-	1,923	-	-	-	-	-	-	7,857	-	9,780
Tax benefit attributable to stock-based compensation	-	-	-	-	-	5,154	-	-	-	-	-	-	-	-	5,154
Stock-based compensation	-	-	-	-	-	9,414	-	-	-	-	-	-	-	-	9,414
Transfer of stock to deferred compensation plan	-	-	2	(2)	-	24	-	-	-	-	97	-	74	(97)	98
Purchase of stock by deferred compensation plan	-	-	-	(2)	-	-	-	-	-	-	79	-	-	(79)	-
Distribution of stock from deferred compensation plan	-	-	-	48	-	-	-	-	-	-	(513)	-	-	513	-
Balances as of September 30, 2013	-	72,960	(4,883)	(232)	$106	$101,147	$25,742	$43	$(10,670)	$15,115	$4,007	$1,193,887	$(167,710)	$(4,007)	$1,142,545
Net earnings	-	-	-	-	-	-	-	-	-	-	-	165,844	-	-	165,844
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(14,923)	62	(3,787)	(18,648)	-	-	-	-	(18,648)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(21,263)	-	-	(21,263)
Purchases of treasury stock	-	-	(3,336)	-	-	-	-	-	-	-	-	-	(144,510)	-	(144,510)
Sales of treasury stock	-	-	562	-	-	(6,217)	-	-	-	-	-	-	17,276	-	11,059
Common shares issued from treasury stock for benefit plans	-	-	260	-	-	2,837	-	-	-	-	-	-	8,356	-	11,193
Tax benefit attributable to stock-based compensation	-	-	-	-	-	3,483	-	-	-	-	-	-	-	-	3,483
Stock-based compensation	-	-	-	-	-	11,241	-	-	-	-	-	-	-	-	11,241
Purchases of stock by deferred compensation plan	-	-	-	(8)	-	-	-	-	-	-	370	-	-	(370)	-
Distribution of stock from deferred compensation plan	-	-	-	42	-	-	-	-	-	-	(462)	-	-	462	-
Balances as of September 30, 2014	-	72,960	(7,397)	(198)	$106	$112,491	$10,819	$105	$(14,457)	$(3,533)	$3,915	$1,338,468	$(286,588)	$(3,915)	$1,160,944
Net earnings	-	-	-	-	-	-	-	-	-	-	-	181,452	-	-	181,452
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(32,429)	61	(15,557)	(47,925)	-	-	-	-	(47,925)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(24,646)	-	-	(24,646)
Purchases of treasury stock	-	-	(3,193)	-	-	-	-	-	-	-	-	-	(160,294)	-	(160,294)
Sales of treasury stock	-	-	568	-	-	(6,817)	-	-	-	-	-	-	16,749	-	9,932
Common shares issued from treasury stock for benefit plans	-	-	259	-	-	4,490	-	-	-	-	-	-	8,084	-	12,574
Tax benefit attributable to stock-based compensation	-	-	-	-	-	6,812	-	-	-	-	-	-	-	-	6,812
Stock-based compensation	-	-	-	-	-	14,255	-	-	-	-	-	-	-	-	14,255
Purchases of stock by deferred compensation plan	-	-	-	(18)	-	-	-	-	-	-	893	-	-	(893)	-
Distribution of stock from deferred compensation plan	-	-	-	43	-	-	-	-	-	-	(486)	-	-	486	-
Balances as of September 30, 2015	-	72,960	(9,763)	(173)	$106	$131,231	$(21,610)	$166	$(30,014)	$(51,458)	$4,322	$1,495,274	$(422,049)	$(4,322)	$1,153,104

See accompanying Notes to Consolidated Financial Statements

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

Nature of operations

Woodward enhances the global quality of life, creating innovative energy control solutions that optimize the performance, efficiency and emissions of our customers’ products.  Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions.  Woodward designs, produces and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments.  Woodward has significant production and assembly facilities in the United States, Europe and Asia, and promotes its products and services through its worldwide locations.

Woodward’s strategic focus is providing energy control and optimization solutions for the aerospace, industrial and energy markets.  The precise and efficient control of energy, including fluid and electrical energy, combustion, and motion, is a growing requirement in the markets it serves.  Woodward’s customers look to it to optimize the efficiency, emissions and operation of power equipment in both commercial and defense operations.  Woodward’s core technologies leverage well across its markets and customer applications, enabling it to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems.  Woodward focuses its solutions and services primarily on serving original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.  Woodward also provides aftermarket repair, replacement and other service support for its installed products.

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

The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and certain of the assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies.  Selling, general, and administrative expenses include net foreign currency losses of $1,721 in fiscal year 2015, $1,089 in fiscal year 2014, and $2,738 in fiscal year 2013.

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

Occasionally, Woodward transfers title of product to customers, but retains substantive performance obligations such as completion of product testing, customer acceptance or in some instances regulatory acceptance.  In addition, occasionally customers pay Woodward for products or services prior to Woodward satisfying its performance obligation.  Under these circumstances, revenue is deferred until the performance obligations are satisfied.  In addition, service revenue is also recognized upon completion of applicable performance obligations.

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

Net sales from service activities were less than 10% of total net sales for fiscal years 2015, 2014 and 2013.

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

Research and development costs:  Company funded expenditures related to new product development, and significant product enhancement and/or upgrade activities are expensed as incurred and are separately reported in the Consolidated Statements of Earnings.

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

Cash and cash equivalents are maintained with multiple financial institutions.  Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk.  Woodward holds cash and cash equivalents at financial institutions in excess of amounts covered by the Federal Depository Insurance Corporation (the “FDIC”), sometimes invests excess cash in money market funds not insured by the FDIC, and holds cash and cash equivalents outside the United States that are not insured by the FDIC.

Accounts receivable:  Almost all of Woodward’s sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced and are generally not collateralized.  In the normal course of business, not all accounts receivable are collected and, therefore, an allowance for uncollectible amounts is provided equal to the amount that Woodward believes ultimately will not be collected.  In establishing the amount of the allowance, customer-specific

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

information is considered related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, and current economic conditions. Accounts receivable losses are deducted from the allowance, and the related accounts receivable balances are written off when the receivables are deemed uncollectible.  Recoveries of accounts receivable previously written off are recognized when received.

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts from Chinese customers, in settlement of certain customer accounts receivable, bankers’ acceptance notes issued by creditworthy Chinese banks.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the banker’s acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is Woodward’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a banker’s acceptance note from a customer, such customer has no further obligation to pay Woodward for the related accounts receivable balance.  Woodward only accepts bankers’ acceptance notes issued by creditworthy banks as to which the credit risk associated with the bankers acceptance note is assessed to be minimal.

The composition of Woodward’s accounts receivable at September 30, 2015 and September 30, 2014 follows:

	September 30,	September 30,
	2015	2014
Accounts receivable from:
Customers	$323,137	$291,584
Other (Chinese financial institutions)	2,919	62,352
Allowance for uncollectible customer amounts	(3,841)	(7,078)
	$322,215	$346,858

Inventories:  Inventories are valued at the lower of cost or net realizable value, with cost being determined using methods that approximate a first-in, first-out basis.

Customer deposits are recorded against inventory when the right of offset exists.  There were no customer deposits included in inventory as of September 30, 2015 and 2014.  All other customer deposits are recorded in accrued liabilities.

Property, plant, and equipment:  Property, plant, and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets.  Assets are generally depreciated using the straight-line method or units of production method.  Assets are tested for recoverability whenever events or circumstances indicate the carrying value may not be recoverable.

Estimated lives over which fixed assets are generally depreciated at September 30, 2015 were as follows:

Land improvements	3	-	40	years
Buildings and improvements	3	-	40	years
Leasehold improvements	1	-	40	years
Machinery and production equipment	3	-	15	years
Computer equipment and software	3	-	10	years
Office furniture and equipment	3	-	13	years
Other	3	-	13	years

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

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Goodwill:    Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, Woodward sometimes aggregates components of a single operating segment into a reporting unit, if appropriate.   The impairment tests consist of comparing the implied fair value of each reporting unit with its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.  There was no impairment charge recorded in fiscal years 2015, 2014, or 2013.

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

Estimated lives over which intangible assets are amortized at September 30, 2015 were as follows:

Customer relationships	9	-	30	years
Intellectual property	10	-	17	years
Process technology	8	-	30	years
Other	4	-	15	years

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

If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying amount of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group.  If the recoverability test indicates that the carrying amount of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows.  Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.  There was an impairment charge of $3,138 recorded in fiscal year 2014 related to a write down to fair value of assets held for sale.  There were no impairment charges recorded in fiscal years 2015 or 2013.

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

During fiscal year 2015, the Securities and Exchange Commission (“SEC”) staff expressed its acceptance for companies applying an alternative accounting approach for determining the service cost and interest cost components of net periodic benefit cost for postretirement benefit plan obligations.  Specifically, the SEC staff stated that it would not object to companies’ use of an alternative approach that focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from a high-quality corporate bond yield curve and matched with separate cash flows for each future year instead of a single weighted-average discount rate approach.  Further the SEC staff stated it would not object to companies treating the change in approach as a change in estimate.  Woodward elected to change its estimate of service cost and interest cost to determine periodic benefit costs effective for fiscal year 2016.  In coordination with adoption of the SEC supported alternative approach, Woodward’s method of determining the discount rate for its United States benefit and other postretirement benefit plans was changed from a bond matching approach to a yield curve approach, which produces a reasonable approximation of the discount rate developed using the bond matching approach.  This change in estimate had no impact on the service cost and interest cost components of net periodic benefit cost in fiscal years 2015, 2014 or 2013.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.”  ASU 2015-11 applies a simplified method to value inventory at the lower of cost or net realizable value rather than at the lower of cost or market. ASU 2015-11, which Woodward applied effective as of July 1, 2015, had no impact on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  Under ASU 2015-03 Woodward will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset.  Amortization of such costs will continue to be reported as interest expense.  ASU 2015-03 is effective for fiscal years − and interim periods within those fiscal years − beginning after December 15, 2015 (fiscal year 2017 for Woodward), but early adoption is allowed.  In August 2015, the FASB issued ASU 2015-15,  “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement.    Woodward has not determined in which period it will adopt the new guidance. Retrospective adoption is required.  Woodward had unamortized debt issuance costs of $5,521 as of September 30, 2015 and $4,276 as of September 30, 2014.  Long-term debt issuance costs will be reclassified from other assets to long-term debt upon adoption.

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Year Ended September 30,
	2015	2014	2013
Numerator:
Net earnings	$181,452	$165,844	$145,942
Denominator:
Basic shares outstanding	64,684	66,432	68,392
Dilutive effect of stock options and restricted stock	1,372	1,344	1,210
Diluted shares outstanding	66,056	67,776	69,602
Income per common share:
Basic earnings per share	$2.81	$2.50	$2.13
Diluted earnings per share	$2.75	$2.45	$2.10

On June 2, 2015, Woodward entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) under which Woodward repurchased shares of its common stock for an aggregate purchase price of $125,000.  Upon execution of the ASR Agreement, Goldman initially delivered to Woodward 2,048 shares of common stock.  Goldman completed the ASR Agreement on September 3, 2015 and delivered 458 additional shares to Woodward.  The final number of shares delivered to Woodward was based generally on the average daily volume-weighted average price of Woodward stock during the term of the ASR Agreement of $49.89.  The 2,506 shares of common stock delivered by Goldman to Woodward related to the ASR Agreement are reflected in the calculation of basic shares outstanding used in the calculation of earnings per share.

The following stock option grants were outstanding during the fiscal years ended September 30, 2015, 2014 and 2013, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended September 30,
	2015	2014	2013
Options	697	12	44
Weighted-average option price	$46.55	$44.04	$40.21

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Year Ended September 30,
	2015	2014	2013
Weighted-average treasury stock shares held for deferred compensation obligations	190	216	256

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 4. Joint ventures and business acquisitions

Joint venture

On May 20, 2015, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, entered into a binding agreement to form a strategic joint venture between Woodward and GE (the “JV”).  The JV will design, develop, source, supply and service the fuel system (including components from the fuel inlet up to the fuel nozzle) for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

Upon formation of the JV, Woodward will assign certain contractual rights to the JV in exchange for a payment from GE of $250,000.  In addition, GE will pay Woodward fifteen annual payments of approximately $4,900 each per year.  Because the contractual rights have no cost basis in Woodward’s financial records, Woodward expects to account for the fair value of the proceeds received as a deferred gain that will be recognized over the economic lives of the assigned contractual rights.  During the fourth quarter of fiscal year 2015, all required regulatory approvals were obtained from various global jurisdictions.    Closing of the JV transaction and concurrent formation of the JV is expected to occur early in the second quarter of fiscal year 2016.

Woodward will own 50% of the JV, which will be jointly managed by Woodward and GE, and any significant decisions and/or actions of the JV will require mutual consent of both Woodward and GE.  Woodward expects to account for the JV using the equity method, as neither Woodward nor GE will exercise operating control over the JV.

Business acquisition

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

The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.”  Assets acquired and liabilities assumed in the transaction were allocated and recorded at their estimated acquisition date fair values using management’s best estimate based on available data.  Transaction costs associated with the acquisition were expensed as incurred.  The Company incurred transaction costs of $1,944 during the fiscal year ended September 30, 2013, which are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.  No additional transaction costs were incurred in the fiscal years ended September 30, 2015 and September 30, 2014.

During the three-months ended December 31, 2013, Woodward completed its purchase accounting valuation estimates and as a result, retrospectively adjusted the valuations of certain liabilities with a corresponding increase to goodwill and intangible assets as of the acquisition date.  The retrospective adjustments amounted to approximately $12,800 and primarily relate to long-term performance obligations and other accrued liabilities.  Changes since the acquisition date to the valuations of the assets and liabilities acquired resulted in insignificant changes to Woodward’s previously reported earnings and therefore prior reported earnings were not restated.  The allocation of the purchase price to the assets and liabilities assumed was finalized as of December 27, 2013.

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

Net sales for the Duarte Business subsequent to the date it was acquired by Woodward were $145,998 for the fiscal year ended September 30, 2014 and $111,261 for the fiscal year ended September 30, 2013.  Net sales for the Duarte Business subsequent to the date it was acquired by Woodward for the fiscal year ended September 30, 2015 and earnings of the Duarte Business subsequent to the date it was acquired by Woodward for the fiscal years ended September 30, 2015 and September 30, 2014 cannot be determined on a stand-alone basis due to the integration of the Duarte Business into Woodward’s Aerospace segment.  Earnings of the Duarte Business subsequent to the date it was acquired by Woodward for the fiscal year ended September 30, 2013 were slightly accretive to the consolidated net earnings of Woodward.  Due to the timing of the acquisition, there were no net sales or operating expenses from the Duarte Business included in the Consolidated Statements of Earnings for the three-months ended December 31, 2012.  Fiscal years 2015 and 2014 include a full year of Duarte Business operating results.

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

Prior to the acquisition of the Duarte Business, the Duarte Business was a wholly owned business of the Seller, and as such was not a stand-alone entity for financial reporting purposes.  Accordingly, the historical operating results of the Duarte Business may not be indicative of the results that might have been achieved, historically or in the future, if the Duarte Business had been a stand-alone entity.  The unaudited pro forma results for the fiscal year ended September 30, 2013 include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for depreciation expense for property, plant and equipment, adjustments for acquired performance obligations, transaction costs incurred, adjustments to interest expense, and related tax effects.

The unaudited pro forma results for the fiscal year ended September 30, 2013, compared to the actual results reported in these Consolidated Financial Statements, follow:

	Year Ended September 30,
	2013
	As reported	Pro forma
Net sales	$1,935,976	$1,966,376
Net earnings	145,942	152,431
Earnings per share:
Basic earnings per share	$2.13	$2.23
Diluted earnings per share	2.10	2.19

Note 5.  Financial instruments and fair value measurements

Financial assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon a fair value hierarchy established by U.S. GAAP.

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of September 30, 2015 or September 30, 2014.

	At September 30, 2015				At September 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$79,517	$-	$-	$79,517	$92,590	$-	$-	$92,590
Investments in money market funds	20	-	-	20	11,210	-	-	11,210
Investments in reverse repurchase agreements	2,665	-	-	2,665	11,487	-	-	11,487
Equity securities	9,883	-	-	9,883	9,645	-	-	9,645
Total financial assets	$92,085	$-	$-	$92,085	$124,932	$-	$-	$124,932

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

Accounts receivable, accounts payable and short-term debt are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Consolidated Balance Sheets were as follows:

		At September 30, 2015		At September 30, 2014
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	16,112	15,638	15,988	15,228
Liabilities:
Short-term borrowings	2	(2,430)	(2,430)	-	-
Long-term debt, including current portion	2	(873,734)	(850,000)	(752,513)	(710,000)

In fiscal years 2014 and 2013, Woodward received long-term notes from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 3.0% at September 30, 2015 and 3.2% at September 30, 2014.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term note were 3.0% at September 30, 2015 and 3.2% at September 30, 2014.

The fair value of short-term borrowings at variable interest rates are assumed to be equal to their carrying amounts because such borrowings are expected to be repaid or settled for their carrying amounts within a short period of time.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.8% at September 30, 2015 and 2.4% at September 30, 2014.

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

Other than the cash flow hedges discussed below, Woodward did not enter into any derivatives or hedging transactions during the fiscal years ended September 30, 2015, September 30, 2014 and September 30, 2013.

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

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses (“accumulated OCI”), were net gains of $269 as of September 30, 2015 and $170 as of September 30, 2014.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Consolidated Statements of Earnings, recognized in interest expense:

	Year Ended September 30,
	2015	2014	2013
Amount of (income) expense recognized in earnings on derivative	$99	$99	$171
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-	(507)
Amount of (gain) loss reclassified from accumulated OCI into earnings	99	99	171

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of September 30, 2015, Woodward expects to reclassify $21 of net unrecognized losses on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

In June 2015, Woodward designated an intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  An unrealized foreign exchange gain on the loan of $572 is included in foreign currency translation adjustments within total comprehensive earnings for the fiscal year ended September 30, 2015.

Note 7.  Supplemental statement of cash flows information

	Year Ended September 30,
	2015	2014	2013
Interest paid, net of amounts capitalized	$32,608	$27,922	$26,627
Income taxes paid	51,218	66,477	52,355
Income tax refunds received	689	2,303	6,336
Non-cash activities:
Purchases of property, plant and equipment on account	23,966	13,437	5,345
Common shares issued from treasury to settle benefit plan obligations (Note 18)	12,574	11,193	9,780
Notes receivable from municipalities for economic development incentives	-	6,596	8,114
Cashless exercise of stock options	1,532	1,286	2,645
Settlement of receivable through cashless acquisition of treasury shares in connection with the cashless exercise of stock options	1,602	1,736	3,447

Note 8.  Inventories

	September 30,	September 30,
	2015	2014
Raw materials	$63,896	$60,442
Work in progress	91,501	93,836
Component parts (1)	248,047	247,299
Finished goods	44,220	50,367
	$447,664	$451,944

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 9.  Property, plant, and equipment

	September 30,	September 30,
	2015	2014
Land and land improvements	$79,311	$66,303
Buildings and improvements	372,160	197,587
Leasehold improvements	16,907	20,026
Machinery and production equipment	365,040	326,403
Computer equipment and software	118,154	103,852
Office furniture and equipment	20,939	20,992
Other	18,325	18,839
Construction in progress	252,763	223,958
	1,243,599	977,960
Less accumulated depreciation	(487,499)	(464,681)
Property, plant and equipment, net	$756,100	$513,279

Included in “Land and land improvements” and “Buildings and improvements” are assets held for sale of $681 at September 30, 2015 and $2,465 at September 30, 2014 related to Woodward’s Energy segment.  During the quarter ended September 30, 2014, Woodward recorded an impairment charge of $3,138, which is included in cost of goods sold in the Consolidated Statement of Earnings, related to the write down to fair value of certain held for sale assets.  During the quarter ended March 31, 2015, Woodward completed the sale of certain of the assets held for sale.

Woodward completed construction of a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and has begun occupying the new facility for its Aerospace segment.  This campus is intended to support expected growth over the next ten years and beyond stimulated by Woodward being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  Approximately $120,000 of assets were placed in service during the fiscal year ended September 30, 2015, and were recorded to “Buildings and improvements.”    Included in “Construction in progress” are costs of $47,629 at September 30, 2015 and $85,283 at September 30, 2014, associated with the construction of the second campus and new equipment purchases, including capitalized interest of $499 at September 30, 2015 and $2,963 at September 30, 2014.

In addition, in fiscal year 2015, Woodward completed an addition to and renovation of a building in Niles, Illinois that it had acquired in September 2013 for its Aerospace segment.  Most of the operations that formerly resided in nearby Skokie, Illinois, were relocated to this new facility in fiscal year 2015.  Approximately $77,000 of assets were placed in service during the fiscal year ended September 30, 2015, and were recorded to “Buildings and improvements” and “Office furniture and equipment.”  Included in “Construction in progress” are $0 at September 30, 2015 and $55,629 at September 30, 2014, associated with the construction of the building in Niles and new equipment purchases.

Woodward is also developing a new campus at its corporate headquarters in Fort Collins, Colorado to support the continued growth of its Energy segment by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Included in “Construction in progress” are $151,669 at September 30, 2015 and $37,268 at September 30, 2014, associated with the construction of the new campus, including capitalized interest of $5,205 at September 30, 2015 and $2,392 at September 30, 2014.

For the fiscal years ended September 30, 2015, 2014 and 2013, Woodward had depreciation expense of the following:

	Year Ended September 30,
	2015	2014	2013
Depreciation expense	$45,994	$43,773	$37,254

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

For the fiscal years ended September 30, 2015, 2014 and 2013, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Year Ended September 30,
	2015	2014	2013
Capitalized interest	$8,995	$7,282	$1,215

Note 10.  Goodwill

	September 30, 2014	Effects of Foreign Currency Translation	September 30, 2015
Aerospace	$455,423	$-	$455,423
Energy	104,301	(2,747)	101,554
Consolidated	$559,724	$(2,747)	$556,977

	September 30, 2013	Effects of Foreign Currency Translation	September 30, 2014
Aerospace	$455,107	$316	$455,423
Energy	106,351	(2,050)	104,301
Consolidated	$561,458	$(1,734)	$559,724

Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Woodward completed its annual goodwill impairment test as of July 31, 2015 during the quarter ended September 30, 2015.  At that date, Woodward determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit.  The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method.  This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates, and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a ten-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2015 impairment test were discounted using weighted-average cost of capital assumptions ranging from 9.49% to 12.83%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after ten years of 4.03%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting units’ resulting fair values utilizing a market multiple method.

The results of Woodward’s goodwill impairment tests performed as of July 31, 2015 did not indicate impairment of any of Woodward’s reporting units.

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 11.  Intangible assets, net

	September 30, 2015			September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(116,232)	$165,993	$282,225	$(97,281)	$184,944
Energy	41,409	(32,891)	8,518	41,706	(32,032)	9,674
Total	$323,634	$(149,123)	$174,511	$323,931	$(129,313)	$194,618

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Energy	19,445	(16,921)	2,524	19,954	(15,938)	4,016
Total	$19,445	$(16,921)	$2,524	$19,954	$(15,938)	$4,016

Process technology:
Aerospace	$76,605	$(37,411)	$39,194	$76,605	$(31,719)	$44,886
Energy	22,924	(14,621)	8,303	23,078	(13,141)	9,937
Total	$99,529	$(52,032)	$47,497	$99,683	$(44,860)	$54,823

Other intangibles:
Aerospace	$1,400	$(1,300)	$100	$9,100	$(8,465)	$635
Energy	1,248	(742)	506	1,519	(839)	680
Total	$2,648	$(2,042)	$606	$10,619	$(9,304)	$1,315

Total intangibles:
Aerospace	$360,230	$(154,943)	$205,287	$367,930	$(137,465)	$230,465
Energy	85,026	(65,175)	19,851	86,257	(61,950)	24,307
Consolidated Total	$445,256	$(220,118)	$225,138	$454,187	$(199,415)	$254,772

For the fiscal years ended September 30, 2015, September 30, 2014, and September 30, 2013 Woodward recorded amortization expense associated with intangibles of the following:

	Year Ended September 30,
	2015	2014	2013
Amortization expense	$29,241	$33,580	$36,979

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2016	$27,507
2017	25,801
2018	24,978
2019	23,142
2020	20,359
Thereafter	103,351
$225,138

Note 12.  Credit facilities, short-term borrowings and long-term debt

As of September 30, 2015, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

	Total availability	Outstanding letters of credit and guarantees	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(8,277)	$(350,000)	$641,723
Foreign lines of credit and overdraft facilities	40,189	-	(2,430)	37,759
Foreign performance guarantee facilities	8,619	(343)	-	8,276
	$1,048,808	$(8,620)	$(352,430)	$687,758

Revolving credit facility

Woodward maintains a revolving credit facility established under a revolving credit agreement between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  On April 28, 2015, Woodward amended the Revolving Credit Agreement to increase its borrowing capacity from $600,000 to $1,000,000 (the “Amended Revolving Credit Agreement”).  The terms and conditions of the Amended Revolving Credit Agreement are similar to the prior credit agreement.  The Amended Revolving Credit Agreement matures in April 2020.  The Amended Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.  Borrowings under the Amended Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  Under the Amended Revolving Credit Agreement, there were $350,000 in principal amount of borrowings outstanding as of September 30, 2015, at an effective interest rate of 1.44%.  Under the prior Revolving Credit Agreement, there were $210,000 in principal amount of borrowings outstanding as of September 30, 2014, at an effective interest rate of 1.21%.  As of September 30, 2015 and September 30, 2014, the entire outstanding balance on both the Amended Revolving Credit Agreement and the prior Revolving Credit Agreement was classified as long-term debt.

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

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Short-term borrowings

A Chinese subsidiary of Woodward has a local uncommitted credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 15% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The local credit facility expires in September 2016.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at September 30, 2015 and September 30, 2014.

In fiscal year 2015, a Brazilian subsidiary of Woodward arranged a local uncommitted credit facility with the Banco J.P. Morgan S.A. under which it has the ability to borrow up to 52,000 Brazilian Real.  Any cash borrowings under the local Brazilian credit facility will be secured by a parent guarantee from Woodward.  The Brazilian subsidiary may utilize the local facility to support its operating cash needs.  Local currency borrowings on the Brazilian credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 1.75%.  The local credit facility expires in January 2016.  The Brazilian subsidiary had $2,430 outstanding cash borrowings against the local credit facility at September 30, 2015.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of September 30, 2015 and September 30, 2014 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt

	September 30,	September 30,
	2015	2014
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020, unsecured	350,000	210,000
Series C notes – 5.92%, due October 2015; unsecured	50,000	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Total long-term debt	$850,000	$710,000

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

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of September 30, 2015, the Series J Notes bore interest at an effective rate of 1.58%.

Principal payment of the Series C Notes is due on October 1, 2015 and on the Series E notes on April 1, 2016.  These payments are classified as long-term based on Woodward’s intent and ability to refinance this debt for a longer term through payment of the principal amount with its existing revolving line of credit, which does not mature until July 2020.

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

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Required future principal payments of the Notes as of September 30, 2015 are as follows:

Year Ending September 30:
2016	$107,000
2017	-
2018	-
2019	143,000
2020	-
Thereafter	250,000
$500,000

Certain financial and other covenants under Woodward's debt agreements contain customary restrictions on the operation of its business.  In the event of non-compliance with these covenants, certain additional restrictions might apply, including restrictions on the Company's ability to pay dividends or make distributions on its capital stock.  Management believes that Woodward was in compliance with the covenants under the long-term debt agreements at September 30, 2015.

Debt Issuance Costs

In connection with the Amended Revolving Credit Agreement, in fiscal year 2015, Woodward incurred $2,359 in financial costs, which are deferred and are being amortized using the straight-line method over the life of the agreement.  As of April 28, 2015, Woodward also had $2,014 remaining of deferred financing costs incurred in connection with the Revolving Credit Agreement, which have been combined with the financing costs associated with the Amended Revolving Credit Agreement and are being amortized using the straight-line method over the lift of the Amended Revolving Credit Agreement.

In connection with the 2013 Note Purchase Agreement, in fiscal year 2014, Woodward incurred $1,297 in financing costs, which are deferred and will be amortized using the straight-line method over the life of the agreement.

Amounts recognized as interest expense from the amortization of debt issuance costs were $1,114 in fiscal year 2015,  $1,014 in fiscal year 2014, and $1,045 in fiscal year 2013.  Woodward had $5,521 of unamortized debt issuance costs as of September 30, 2015 and $4,276 of unamortized debt issuance costs as of September 30, 2014.  Amortization of debt issuance costs is included in operating activities in the Consolidated Statements of Cash Flows.

Note 13.  Accrued liabilities

	At September 30,
	2015	2014
Salaries and other member benefits	$90,472	$95,031
Warranties	13,741	16,916
Interest payable	12,526	12,487
Current portion of acquired performance obligations and unfavorable contracts (1)	6,651	16,432
Accrued retirement benefits	2,481	2,286
Deferred revenues	10,004	6,108
Taxes, other than income	8,723	8,557
Other	11,338	14,914
	$155,936	$172,731

(1)	For more information about acquired performance obligations and unfavorable contracts, see Note 4, Joint ventures and business acquisitions, under the section Business acquisition.

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

	At September 30,
	2015	2014	2013
Warranties, beginning of period	$16,916	$15,224	$15,742
Expense	10,117	10,700	12,037
Increases due to acquisition of Duarte Business	-	-	157
Reductions for settling warranties	(12,416)	(8,448)	(13,051)
Foreign currency exchange rate changes	(876)	(560)	339
Warranties, end of period	$13,741	$16,916	$15,224

Note 14.  Other liabilities

	At September 30,
	2015	2014
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$55,259	$38,850
Total unrecognized tax benefits, net of offsetting adjustments	15,394	14,707
Acquired performance obligations and unfavorable contracts (1)	4,656	12,792
Deferred economic incentives (2)	19,163	18,408
Other	21,718	16,454
	$116,190	$101,211

(1)

For more information about acquired performance obligations and unfavorable contracts, see Note 4, Joint ventures and business acquisitions,  under the section Business acquisition.  The long-term portion of both obligations is included in “Other liabilities” as of September 30, 2014.  As of September 30, 2015, “Other liabilities” includes the long-term portion of the acquired unfavorable contracts as only a current portion of the acquired performance obligations remains.

(2)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and will be recognized as a reduction to non-income tax expense over the economic lives of the related capital expansion projects.

Note 15.  Other (income) expense, net

	Year Ended September 30,
	2015	2014	2013
Net (gain) loss on sale of assets	$(626)	$166	$(100)
Rent income	(485)	(565)	(555)
Net (gain) loss on investments in deferred compensation program	33	(794)	(946)
Other	(84)	(107)	(21)
	$(1,162)	$(1,300)	$(1,622)

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 16.  Income taxes

Income taxes consisted of the following:

	Year Ended September 30,
	2015	2014	2013
Current:
Federal	$23,923	$48,327	$29,438
State	3,108	5,752	4,760
Foreign	18,343	16,594	10,612
Deferred:
Federal	19,236	(4,378)	13,904
State	751	(2,966)	885
Foreign	(5,864)	(1,929)	(5,970)
	$59,497	$61,400	$53,629

Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2015	2014	2013
United States	$172,315	$148,837	$148,604
Other countries	68,634	78,407	50,967
	$240,949	$227,244	$199,571

Significant components of deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	At September 30,
	2015	2014
Deferred tax assets:
Defined benefit plans, Other postretirement	$12,878	$10,762
Foreign net operating loss carryforwards	6,537	5,552
Inventory	21,651	21,608
Deferred and stock-based compensation	31,310	24,987
Defined benefit plans, Pension	4,217	227
Other reserves	9,289	10,513
Tax credits and incentives	9,162	8,178
Other	5,963	11,422
Valuation allowance	(6,804)	(9,486)
Total deferred tax assets, net of valuation allowance	94,203	83,763
Deferred tax liabilities:
Goodwill and intangibles - net	(98,906)	(96,493)
Property, plant and equipment	(34,625)	(18,288)
Other	(3,981)	(7,419)
Total deferred tax liabilities	(137,512)	(122,200)
Net deferred tax liabilities	$(43,309)	$(38,437)

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Woodward has recorded a net operating loss (“NOL”) deferred tax asset of $6,537 as of September 30, 2015 and $5,552 as of September 30, 2014.  A portion of these carryforwards will start to expire in 2018 and are currently offset by a valuation allowance, while the remaining portion has an indefinite carryforward period and has no valuation allowance against it.

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

At September 30, 2015, Woodward has not provided for taxes on undistributed foreign earnings of $318,744 that it considered indefinitely reinvested.  These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward or any of Woodward’s subsidiaries located in the United States, or if Woodward sells its stock in the foreign subsidiaries.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

The following is a reconciliation of the U.S. Federal statutory tax rate of 35 percent to Woodward’s effective income tax rate:

	Year Ending September 30,
Percent of pretax earnings	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2	1.3	1.8
Taxes on international activities	(3.8)	(3.7)	(1.7)
Research credit	(0.8)	(0.7)	(3.1)
Retroactive extension of research credit	(2.4)	-	(2.5)
Domestic production activities deduction	(1.6)	(1.3)	(2.0)
Adjustments of prior period tax items	(2.1)	(2.9)	(0.6)
Other items, net	(0.8)	(0.7)	-
Effective tax rate	24.7%	27.0%	26.9%

In determining the tax amounts in Woodward’s financial statements, estimates are sometimes used that are subsequently adjusted in the actual filing of tax returns or by updated calculations.  In addition, Woodward occasionally has resolutions of tax items with tax authorities related to prior years due to the conclusion of audits and the lapse of applicable statutes of limitations.  Such adjustments are included in the “Adjustments of prior period tax items” line in the above table.  The majority of the fiscal year 2015 adjustments are related to the conclusion of audits, effective settlement, and lapse of applicable statutes of limitations in various tax jurisdictions.

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

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively extended the U.S. research and experimentation tax credit through December 31, 2014.  As a result, income taxes for the year ended September 30, 2015 included a net expense reduction related to the retroactive impact from the last three quarters of fiscal year 2014 of the U.S. research and experimentation tax credit pursuant to the Tax Increase Prevention Act.

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

	Year Ending September 30,
	2015	2014	2013
Beginning balance	$22,687	$22,694	$18,069
Additions to current year tax positions	2,234	8,830	5,587
Reductions to prior year tax positions	(7,785)	(9,684)	-
Additions to prior year tax positions	5,124	1,844	1,079
Lapse of applicable statute of limitations	(791)	(997)	(2,041)
Ending balance	$21,469	$22,687	$22,694

Included in the balance of unrecognized tax benefits were $10,494 as of September 30, 2015 and $12,807 as of September 30, 2014, of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $4,393 in the next twelve months due to a number of factors including the completion of reviews by tax authorities and the expiration of certain statutes of limitations.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued gross interest and penalties of $859 as of September 30, 2015 and $1,158 as of September 30, 2014.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  With a few exceptions, fiscal years remaining open to examination in significant foreign jurisdictions include 2008 and forward.  Woodward has concluded U.S. federal income tax examinations through fiscal year 2012.  Woodward is generally subject to U.S. state income tax examinations for fiscal years 2012 and forward.

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  In the second quarter of fiscal years 2015, 2014 and 2013, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing 259 shares of common stock for a total value of $12,574 in fiscal year 2015, 260 shares of common stock for a total value of $11,193 in fiscal year 2014, and 250 shares of common stock for a total value of $9,780 in fiscal year 2013.  The Woodward Retirement Savings Plan (the “WRS Plan”) held 4,887 shares of Woodward stock as of September 30, 2015 and 5,176 shares as of September 30, 2014.  The shares held in the WRS Plan participant in dividends and are considered issued and outstanding for purposes of calculating basic and diluted earnings per share.  Accrued liabilities included obligations to contribute shares of Woodward common stock to the WRS Plan of $11,342 as of September 30, 2015 and $9,297 as of September 30, 2014.

The amount of expense associated with defined contribution plans was as follows:

	Year Ended September 30,
	2015	2014	2013
Company costs	$30,933	$24,921	$20,012

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired employees in the United States, the United Kingdom, and Japan.  During the fourth quarter of fiscal year 2014, a defined benefit pension plan for certain employees in California was amended.  The amendment froze the benefits of certain members and resulted in a curtailment gain in the U.S, see additional discussion below.  During the third quarter of fiscal year 2014, Woodward terminated it defined benefit pension plan in Switzerland due to workforce reductions related to the closure of Woodward’s Swiss facility in connection with the realignment of the renewable power business that occurred in the third quarter of fiscal year 2013.  Woodward also provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits.  Postretirement medical benefits are provided to certain current and retired employees and their covered dependants and beneficiaries in the United States and the United Kingdom.  Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current employees.  A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

In connection with the acquisition of the Duarte Business (see Note 4, Joint venture and business acquisitions), Woodward did not assume the Seller’s postretirement benefit obligations under the Duarte Business’ defined benefit pension plan as they existed at the time of closing of the transaction.  Under the terms of the Asset Purchase Agreement, Woodward established a new defined benefit pension plan for the Duarte Business employees who were beneficiaries of the Seller’s defined benefit pension plan (the “Duarte Pension Plan”).  Subsequently, Woodward and the Duarte Union agreed that, effective as of the close of business on July 31, 2013, the Duarte Pension Plan was amended to cease all future benefit accruals to current participants in the plan.  In addition, the Duarte Pension Plan was frozen to new entrants as of July 31, 2013.  Effective June 30, 2015, the Company froze and terminated the defined benefit pension plan for employees at its Duarte, California manufacturing facility.  Cash payout of benefits will occur after regulatory approval of the plan termination.  In exchange for the freeze and termination of the plan, which were agreed upon through negotiations with the applicable employee union, the employees were provided replacement benefits through full participation in the Woodward U.S. defined contribution plan.  Woodward does not expect future cash payouts to the beneficiaries of the terminated plan to be significantly different from the approximately $95 liability reflected in Woodward’s statement of financial position as of September 30, 2015.

In addition to the Duarte Pension Plan, excluding the Woodward HRT Plan, the defined benefit plans in the United States were frozen in fiscal year 2007 and no additional employees may participate in the U.S. plans and no additional service costs will be incurred.

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Pension plans

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	2015	2014	2013
United States:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	4.39%	4.40%	5.15%
Rate of compensation increase	n/a	3.50	3.50
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	4.40	5.15	4.10
Rate of compensation increase	n/a	3.50	3.50
Long-term rate of return on plan assets	7.62	7.62	7.59
United Kingdom:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	3.75%	4.10%	4.50%
Rate of compensation increase	3.40	3.50	3.50
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	4.10	4.50	4.60
Rate of compensation increase	3.50	3.50	3.90
Long-term rate of return on plan assets	5.50	5.50	5.50
Japan:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	0.97%	1.10%	1.25%
Rate of compensation increase	2.00	2.00	2.00
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	1.10	1.25	1.50
Rate of compensation increase	2.00	2.00	2.00
Long-term rate of return on plan assets	3.00	3.00	2.80
Switzerland:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	n/a	n/a	2.25%
Rate of compensation increase	n/a	n/a	2.00
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	n/a	2.25	1.75
Rate of compensation increase	n/a	2.00	2.00
Long-term rate of return on plan assets	n/a	2.25	1.75

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.

In the United States, prior to fiscal year 2015, Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding  to determine the benefit obligations at

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

year end.  The discount rate used to determine periodic benefit costs for the years ended September 30, 2015 and prior were consistent with the discount rate used to determine the benefit obligation as of the prior fiscal year end.

As of September 30, 2015, the discount rate used to determine the benefit obligation at year end was based on a high-quality corporate bond yield curve matched with projected separate cash flows to settle the entire benefit obligations.  The discount rate used to determine periodic service cost and interest costs of the overall benefit costs for the year ending September 30, 2016 will be based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.

In the United Kingdom and Japan, Woodward continues to use a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction.  The discount rate used to determine periodic service cost and interest costs of the overall benefit costs for the year ending September 30, 2016 will be based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.

In Switzerland, Woodward used high quality swap rates plus a credit spread of 0.20% in fiscal year 2013 as high quality swaps are available in Switzerland at various durations and trade at higher volumes than bonds.  Woodward’s assumed rate in Switzerland did not differ significantly from this benchmark.    As of September 30, 2014 Woodward no longer sponsors a defined benefit plan is Switzerland.

Compensation increase assumptions, where applicable, are based upon historical experience and anticipated future management actions.

In determining the long-term rate of return on plan assets, Woodward assumes that the historical long-term compound growth rates of equity and fixed-income securities will predict the future returns of similar investments in the plan portfolio.  Investment management and other fees paid out of the plan assets are factored into the determination of asset return assumptions.

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends.  The projected benefit obligations in the United States as of September 30, 2015 was based on the Society of Actuaries (“SOA”) RP-2014 Mortality Tables Report projected back to 2007 using the SOA’s Mortality Improvement Scale MP-2014 (“MP-2014”) and projected forward using a custom projection scale based on MP-2014 with a 10-year convergence period and a long-term rate of 0.75%.  As of September 30, 2014, mortality assumptions in the United States were based on the Pension Protection Act (“PPA”) Static 2014 tables.  As of September 30, 2015 and September 30, 2014, mortality assumptions in Japan were based on the Standard rates 2014 and Standard rates 2009, respectively.  As of September 30, 2015 and September 30, 2014, mortality assumptions for the United Kingdom pension scheme were based on the Self-administered pension scheme (“SAPS”) S2 “all” tables with a projected 1.5% annual improvement rate.

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	United States			Other Countries			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$2,018	$3,516	$4,608	$784	$988	$1,052	$2,802	$4,504	$5,660
Interest cost	5,956	6,382	5,569	2,128	2,410	2,113	8,084	8,792	7,682
Expected return on plan assets	(10,647)	(9,813)	(8,183)	(3,032)	(3,070)	(2,610)	(13,679)	(12,883)	(10,793)
Amortization of:
Net (gains) losses	396	330	1,374	190	655	465	586	985	1,839
Net prior service (benefit) cost	383	97	75	-	(4)	(8)	383	93	67
Settlement costs	-	-	-	-	-	37	-	-	37
Curtailment (benefits)	-	(6,624)	-	-	(915)	-	-	(7,539)	-
Net periodic (benefit) cost	$(1,894)	$(6,112)	$3,443	$70	$64	$1,049	$(1,824)	$(6,048)	$4,492

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

Settlement costs were expensed in fiscal year 2013 as a result of normal attrition among participants in the Company's defined benefit plan in Switzerland.

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$137,740	$126,532	$63,535	$63,891	$201,275	$190,423
Service cost	2,018	3,516	784	988	2,802	4,504
Interest cost	5,956	6,382	2,128	2,410	8,084	8,792
Net actuarial losses	4,206	12,446	2,715	3,015	6,921	15,461
Contribution by participants	28	-	23	91	51	91
Benefits paid	(4,078)	(3,732)	(2,424)	(2,318)	(6,502)	(6,050)
Amounts paid by Company for Pension Protection Fund levy	-	-	-	(13)	-	(13)
Plan amendments	-	3,355	-	-	-	3,355
Settlements	-	-	-	(1,985)	-	(1,985)
Curtailments	-	(10,759)	-	(1,499)	-	(12,258)
Foreign currency exchange rate changes	-	-	(4,530)	(1,045)	(4,530)	(1,045)
Projected benefit obligation at end of year	$145,870	$137,740	$62,231	$63,535	$208,101	$201,275

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$142,090	$129,518	$63,071	$60,657	$205,161	$190,175
Actual return on plan assets	(2,535)	15,764	2,975	5,212	440	20,976
Contributions by the company	85	540	1,483	2,422	1,568	2,962
Contributions by plan participants	28	-	23	91	51	91
Benefits paid	(4,078)	(3,732)	(2,424)	(2,318)	(6,502)	(6,050)
Settlements	-	-	-	(1,985)	-	(1,985)
Foreign currency exchange rate changes	-	-	(4,465)	(1,008)	(4,465)	(1,008)
Fair value of plan assets at end of year	$135,590	$142,090	$60,663	$63,071	$196,253	$205,161
Net over/(under)funded status at end of year	$(10,280)	$4,350	$(1,568)	$(464)	$(11,848)	$3,886

At September 30, 2015, the Company’s defined benefit pension plans in the United Kingdom represented $52,295 of the total projected benefit obligation and in Japan represented $9,936 of the total projected benefit obligation.  At September 30, 2015, the United Kingdom represented $50,033 of the total fair value of plan assets and Japan represented $10,630 of the total fair value of plan assets.

The accumulated benefit obligations of the Company’s defined benefit pension plans in the United States was $145,870 and in Other Countries was $59,742 at September 30, 2015, and in the United States was $137,423 and in Other Countries was $61,041 at September 30, 2014.

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Plans with accumulated benefit obligation in excess of plan assets		Plans with accumulated benefit obligation less than plan assets
	At September 30,		At September 30,
	2015	2014	2015	2014
Projected benefit obligation	$(198,165)	$(25,955)	$(9,936)	$(175,320)
Accumulated benefit obligation	(196,694)	(25,955)	(8,918)	(172,509)
Fair value of plan assets	185,623	24,671	10,630	180,490

The following tables provide the amounts recognized in the statement of financial position and accumulated comprehensive income for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Amounts recognized in statement of financial position consist of:
Other non-current assets	$-	$5,634	$694	$-	$694	$5,634
Other non-current liabilities	(10,280)	(1,284)	(2,262)	(464)	(12,542)	(1,748)
Net over/(under)funded status at end of year	$(10,280)	$4,350	$(1,568)	$(464)	$(11,848)	$3,886

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service cost	$4,241	$4,624	$-	$-	$4,241	$4,624
Unrecognized net losses	26,861	9,867	13,618	11,902	40,479	21,769
Total amounts recognized	31,102	14,491	13,618	11,902	44,720	26,393
Deferred taxes	(11,890)	(5,527)	(4,817)	(4,131)	(16,707)	(9,658)
Amounts recognized in accumulated other comprehensive income	$19,212	$8,964	$8,801	$7,771	$28,013	$16,735

Other changes in plan assets and benefit obligations recorded in accumulated other comprehensive income were as follows:

	Year Ended September 30,
	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Net (gain) loss	$17,390	$(4,269)	$2,771	$(622)	$20,161	$(4,891)
Prior service cost	-	3,355	-	-	-	$3,355
Loss due to settlement or curtailment arising during the period	-	6,624	-	915	-	7,539
Amortization of:
Net losses	(396)	(330)	(190)	(655)	(586)	(985)
Prior service benefit (cost)	(383)	(97)	-	4	(383)	(93)
Foreign currency exchange rate changes	-	-	(865)	(107)	(865)	(107)
Total recorded in accumulated other comprehensive loss (income)	$16,611	$5,283	$1,716	$(465)	$18,327	$4,818

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The amounts expected to be amortized from Accumulated Other Comprehensive Income and reported as a component of net periodic benefit cost during fiscal year 2016 are as follows:

	United States	Other Countries	Total
Prior service cost	$383	$-	$383
Net actuarial losses	1,292	263	1,555

Pension benefit payments are made from the assets of the pension plans.  Using foreign exchange rates as of September 30, 2015 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

Year Ending September 30,	United States	Other Countries	Total
2016	$5,140	$2,214	$7,354
2017	5,776	2,357	8,133
2018	6,401	2,364	8,765
2019	7,071	2,560	9,631
2020	7,614	2,467	10,081
2021 – 2025	44,971	13,900	58,871

Woodward expects its pension plan contributions in fiscal year 2016 will be $24 in the United States, $544 in the United Kingdom, and $251 in Japan.

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

The assets of the U.S. plans are invested in actively managed mutual funds.  The assets of the plan in Japan and the plan in the United Kingdom are invested in actively managed pooled investment funds.  Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan, which mirrors a specific asset class within the associated target allocation.  Pension plan assets at September 30, 2015 and 2014 do not include any direct investment in Woodward’s common stock.

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans.  The actual allocations of pension plan assets and target allocation ranges by asset class, are as follows:

	At September 30,
	2015				2014
	Percentage of Plan Assets	Target Allocation Ranges			Percentage of Plan Assets	Target Allocation Ranges
United States:
Asset Class
Equity Securities	58.2%	40.7%	-	80.7%	60.0%	40.7%	-	80.7%
Debt Securities	41.5%	29.3%	-	49.3%	39.8%	29.3%	-	49.3%
Other	0.3%	0.0%			0.2%	0.0%
	100.0%				100.0%
United Kingdom:
Asset Class
Equity Securities	36.0%	40.0%	-	70.0%	48.2%	40.0%	-	70.0%
Debt Securities	63.8%	35.0%	-	65.0%	51.7%	35.0%	-	65.0%
Other	0.2%	0.0%			0.1%	0.0%
	100.0%				100.0%
Japan:
Asset Class
Equity Securities	38.6%	36.0%	-	44.0%	40.7%	36.0%	-	44.0%
Debt Securities	60.4%	55.0%	-	63.0%	58.4%	55.0%	-	63.0%
Other	1.0%	0.0%	-	2.0%	0.9%	0.0%	-	2.0%
	100.0%				100.0%

Actual allocations to each asset class can vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents Woodward’s pension plan assets using the fair value hierarchy established by U.S. GAAP as of September 30, 2015 and September 30, 2014.

	At September 30, 2015
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$467	$201	$-	$-	$-	$-	$668
Mutual funds:
U.S. corporate bond fund	56,210	-	-	-	-	-	56,210
U.S. equity large cap fund	47,517	-	-	-	-	-	47,517
International equity large cap growth fund	31,396	-	-	-	-	-	31,396
Pooled funds:
Japanese equity securities	-	-	-	2,116	-	-	2,116
International equity securities	-	-	-	1,982	-	-	1,982
Japanese fixed income securities	-	-	-	4,805	-	-	4,805
International fixed income securities	-	-	-	1,624	-	-	1,624
Index linked U.K. equity fund	-	-	-	8,687	-	-	8,687
Index linked international equity fund	-	-	-	9,336	-	-	9,336
Index linked U.K. corporate bonds fund	-	-	-	16,613	-	-	16,613
Index linked U.K. government securities fund	-	-	-	4,716	-	-	4,716
Index linked U.K. long-term government securities fund	-	-	-	10,583	-	-	10,583
Total assets	$135,590	$201	$-	$60,462	$-	$-	$196,253

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

There were no transfers into or out of Level 3 assets in fiscal years 2015 or 2014.

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

Certain participating retirees are required to contribute to the plans in order to maintain coverage.  The plans provide postretirement medical benefits for approximately 850 retired employees and their covered dependents and beneficiaries and may provide future benefits to approximately 35 active employees and their covered dependents and beneficiaries, upon retirement, if the employees elect to participate.  All the postretirement medical plans are fully insured for retirees who have attained age 65.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	2015	2014	2013
Weighted-average discount rate used to determine benefit obligation at September 30	4.01%	4.40%	5.14%
Weighted-average discount rate used to determine net periodic benefit cost for years ended September 30	4.40	5.14	4.11

The discount rate assumption is intended to reflect the rate at which the postretirement benefits could be effectively settled based upon the assumed timing of the benefit payments.

In the United States, prior to fiscal year 2015, Woodward used a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding to determine the benefit obligations at year end.  The discount rate used to determine periodic benefit costs for the years ended September 30, 2015 and prior were consistent with the discount rate used to determine the benefit obligation as of the prior fiscal year end.

As of September 30, 2015, the discount rate used to determine the benefit obligation at year end was based on a high-quality corporate bond yield curve matched with projected separate cash flows to settle the entire benefit obligations.  The discount rate used to determine periodic service cost and interest costs of the overall benefit costs for the year ending September 30, 2016 will be based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.

In the United Kingdom, Woodward continues to use a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations.  The discount rate used to determine periodic service cost and interest costs of the overall benefit costs for the year ending September 30, 2016 will be based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends.  The projected benefit obligations in the United States as of September 30, 2015 was based on the SOA’s RP-2014 Mortality Tables Report projected back to 2007 using the SOA’s MP-2014 and projected forward using a custom projection scale based on MP-2014 with a 10-year convergence period and a long-term rate of 0.75%.  As of September 30, 2014, mortality assumptions in the United States were based on the PPA Static 2014 tables.  As of September 30, 2015 and September 30, 2014, mortality assumptions for the United Kingdom pension scheme were based on the SAPS S2 “all” tables with a projected 1.5% annual improvement rate.

Assumed healthcare cost trend rates at September 30, were as follows:

	2015	2014
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2023

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Healthcare costs have generally trended upward in recent years, sometimes by amounts greater than 5%.  Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Change In Health Care Cost Trend Rate
	1% increase	1% decrease
Effect on projected fiscal year 2016 service and interest cost	$130	$(111)
Effect on accumulated postretirement benefit obligation at September 30, 2015	3,372	(2,949)

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	2015	2014	2013
Service cost	$30	$47	$71
Interest cost	1,233	1,432	1,244
Amortization of:
Net gains	(73)	(200)	(68)
Net prior service benefit	(158)	(158)	(158)
Net periodic cost	$1,032	$1,121	$1,089

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits for the fiscal years ended September 30:

	Year Ended September 30,
	2015	2014
Changes in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$29,225	$28,996
Service cost	30	47
Interest cost	1,233	1,432
Premiums paid by plan participants	1,613	1,843
Net actuarial losses	6,705	1,145
Benefits paid	(3,848)	(4,243)
Foreign currency exchange rate changes	(31)	5
Accumulated postretirement benefit obligation at end of year	$34,927	$29,225
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$-	$-
Contributions by the company	2,235	2,400
Premiums paid by plan participants	1,613	1,843
Benefits paid	(3,848)	(4,243)
Fair value of plan assets at end of year	$-	$-
Funded status at end of year	$(34,927)	$(29,225)

The Company’s postretirement medical plan in the United Kingdom represents $486 of the total benefit obligation at September 30, 2015.  The Company paid $15 in medical benefits to participants of the United Kingdom postretirement medical plan in fiscal year 2015.

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following tables provide the amounts recognized in the statement of financial position and accumulated comprehensive loss (income) for the postretirement plans:

	Year Ended September 30,
	2015	2014
Amounts recognized in statement of financial position consist of:
Accrued liabilities	$(2,481)	$(2,262)
Other non-current liabilities	(32,446)	(26,963)
Funded status at end of year	$(34,927)	$(29,225)

Amounts recognized in accumulated other comprehensive loss (income) consist of:
Unrecognized net prior service benefit	$(477)	$(635)
Unrecognized net (gains) losses	3,745	(3,031)
Total amounts recognized	3,268	(3,666)
Deferred taxes	(1,267)	1,388
Amounts recognized in accumulated other comprehensive loss (income)	$2,001	$(2,278)

Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2015 or September 30, 2014.

The accumulated benefit obligations of the Company’s postretirement plans were $34,927 at September 30, 2015 and $29,225 at September 30, 2014.

Other changes in plan assets and benefit obligations recorded in accumulated other comprehensive income were as follows:

	Year Ended September 30,
	2015	2014
Net loss	$6,705	$1,145
Amortization of:
Net gains	73	200
Prior service benefit	158	159
Foreign currency exchange rate changes	(2)	3
Total recorded in accumulated other comprehensive loss	$6,934	$1,507

Using foreign currency exchange rates as of September 30, 2015 and expected future service, it is anticipated that the future Company contributions to pay benefits, excluding participate contributions, will be as follows:

Year Ending September 30,
2016	$4,103
2017	4,086
2018	4,082
2019	4,097
2020	4,066
2021 – 2025	19,476

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Year Ended September 30,
	2015	2014	2013
Company contributions	$600	$728	$797

The plan in the Netherlands is a quasi-mandatory plan that covers all of Woodward’s employees in the Netherlands and is part of the Dutch national pension system.

Woodward was notified by the Japanese plan administrator that the plan for its employees in Japan is being reorganized.  Woodward has elected to remain in the reorganized plan and will incur no incremental cost for remaining in the reorganized plan.  The Company may elect to withdraw from its multiemployer plan in Japan, although it has no plans to do so.  If the Company elects to withdraw from the Japanese plan, it would incur an immaterial one-time contribution cost.  Changes in Japanese regulations could trigger reorganization of or abolishment of the Japanese multiemployer plan, which could impact future funding levels.

Note 18.  Stockholders’ Equity

Common Stock

Holders of Woodward’s common stock are entitled to receive dividends when and as declared by the Board of Directors and have the right to one vote per share on all matters requiring stockholder approval.

Dividends declared and paid during the 2015, 2014 and 2013 fiscal years were:

	Year Ended September 30,
	2015	2014	2013
Dividends declared and paid	$24,646	$21,263	$21,866
Dividend per share amount	0.38	0.32	0.32

Stock Repurchase Program

In the fourth quarter of fiscal year 2010, the Board of Directors authorized the repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that ended in July 2013 (the “2010 Authorization”).  Under the 2010 Authorization, Woodward purchased a total of 1,233 shares of its common stock with an aggregate purchase price of $45,754 in fiscal year 2013.

In the fourth quarter of fiscal year 2013, Woodward’s Board of Directors approved a stock repurchase plan, which replaced the 2010 Authorization, that authorized the repurchase of up to $200,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that was to expire in July 2016 (the “2013 Authorization”).  Woodward purchased a total of 622 shares of its common stock with an aggregate purchase price of $32,118 in fiscal year 2015 and a total of 3,272 shares of its common stock with an aggregate purchase price of $141,488 in fiscal year 2014 under the 2013 Authorization.

In the second quarter of fiscal year 2015, Woodward’s Board of Directors terminated the 2013 Authorization and replaced the 2013 Authorization with a new program for the repurchase of up to $300,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2018 (the “2015 Authorization”).

In the third quarter of fiscal year 2015, Woodward entered into the ASR Agreement with Goldman under which Woodward repurchased shares of its common stock for an aggregate purchase price of $125,000.  Upon execution of the ASR Agreement, Goldman initially delivered to Woodward 2,048 shares of common stock.  Goldman completed the ASR Agreement on September 3, 2015 and delivered 458 additional shares to Woodward.  The final number of shares delivered to Woodward was based generally on the average daily volume-weighted average price of Woodward stock during the term of the ASR Agreement.  The total 2,506 shares of common stock repurchased under the ASR Agreement were repurchased under the 2015 Authorization.

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

Provisions governing the outstanding awards are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  The 2006 Plan was approved by stockholders and became effective on January 25, 2006.  No further grants will be made under the 2002 Plan.  The 2006 Plan made 7,410 shares of Woodward’s common stock available for grants made on or after January 25, 2006, to members and directors of the Company, subject to annual award limits as specified in the 2006 Plan.  There were 1,746 shares of Woodward’s common stock available for future grants as of September 30, 2015

Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2015	2014	2013
Employee stock-based compensation expense	$14,255	$11,241	$9,414

Stock options

Woodward’s 2006 Omnibus Incentive Plan (the “2006 Plan”), which has been approved by Woodward’s stockholders, provides for the grant of up to 7,410 shares of Woodward’s common stock, including in the form of stock options to its employees and directors.  Woodward believes that these stock options align the interests of its employees and directors with those of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, a ten-year term, and generally a four-year vesting schedule at a rate of 25% per year.

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

	Year Ended September 30,
	2015			2014			2013
Expected term (years)	6.2	-	8.8	5.8	-	8.6	5.8	-	8.6
Estimated volatility	36.5%			38.5%			48.7%	-	54.9%
Estimated dividend yield	0.7%			0.8%			0.8%	-	1.0%
Risk-free interest rate	2.0%	-	2.3%	1.7%	-	2.5%	0.8%	-	1.3%

The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2015	2014	2013
Weighted-average grant date fair value of options	$17.02	$15.63	$15.84

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following is a summary of the activity for stock option awards during the fiscal year ended September 30, 2015:

	Number	Weighted-Average Exercise Price
Balance at September 30, 2014	4,501	$28.08
Options granted	751	46.55
Options exercised	(568)	17.48
Options forfeited	(43)	38.24
Balance at September 30, 2015	4,641	32.28

Exercise prices of stock options outstanding as of September 30, 2015 range from $12.54 to $46.55.

Changes in non-vested stock options during the fiscal year ended September 30, 2015 were as follows:

	Number	Weighted-Average Exercise Price
Balance at September 30, 2014	1,679	$34.83
Options granted	751	46.55
Options vested	(664)	33.07
Options forfeited	(42)	38.24
Balance at September 30, 2015	1,724	40.54

Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2015 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,641	$32.28	5.7	$43,646
Options vested and exercisable	2,917	27.40	4.3	38,880
Options vested and expected to vest	4,564	32.08	5.6	43,595

Other information follows:

	Year Ended September 30,
	2015	2014	2013
Total fair value of stock options vested	$9,656	$9,459	$7,271
Total intrinsic value of options exercised	18,876	14,549	19,692
Cash received from exercises of stock options	8,400	9,772	8,272
Excess tax benefit realized from exercise of stock options	6,959	3,751	5,154

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

A summary of the activity for restricted stock awards in the fiscal year ended September 30, 2015 follows:

	Number	Fair Value per Share
Balance at September 30, 2014	24	$39.43
Shares granted	-	n/a
Shares vested	-	n/a
Shares forfeited	-	n/a
Balance at September 30, 2015	24	39.43

Woodward recognizes stock-based compensation expense on a straight-line basis over the requisite service period.  Pursuant to the form stock option agreements, the requisite service period can be less than the four year vesting period due to grantee’s retirement eligibility.  As such, the recognition of stock-based compensation expense associated with some grants can be accelerated to a period of less than four years, including immediate recognition of  stock-based compensation on the date of grant.

At September 30, 2015, there was approximately $9,412 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan (for which no further grants will be made) and the 2006 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

Note 19.  Commitments and contingencies

Woodward has entered into operating leases for certain facilities and equipment with terms in excess of one year under agreements that expire at various dates.  Some leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments.  Future minimum rental payments required under these leases, excluding available option renewals, are as follows:

Year Ending September 30,
2016	$5,793
2017	4,450
2018	3,058
2019	2,620
2020	2,247
Thereafter	1,378
Total	$19,546

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Rent expense for all operating leases totaled:

	Year Ended September 30,
	2015	2014	2013
Rent expense	$7,299	$10,897	$10,243

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

Year Ending September 30,
2016	$270,410
2017	9,298
2018	-
2019	-
2020	-
Thereafter	-
Total	$279,708

Woodward also has construction related contractual obligations of approximately $26,660 as of September 30, 2015  related to a new campus at its corporate headquarters in Fort Collins, Colorado.

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

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 20.  Segment information

Woodward serves the aerospace, industrial and energy markets through its two reportable segments - Aerospace and Energy.  Woodward’s reportable segments are aggregations of Woodward’s operating segments.  Woodward uses operating segment information internally to manage its business, including the assessment of operating segment performance and decisions for the allocation of resources between operating segments.

The accounting policies of the reportable segments are the same as those of the Company.  Woodward evaluates segment profit or loss based on internal performance measures for each segment in a given period.  In connection with that assessment, Woodward excludes matters such as charges for restructuring costs, interest income and expense, certain gains and losses from asset dispositions, or other non-recurring and/or non-operationally related expenses.

A summary of consolidated net sales and earnings by segment follows:

	Year Ended September 30,
	2015	2014	2013
Segment external net sales:
Aerospace	$1,160,883	$1,084,025	$1,061,477
Energy	877,420	917,215	874,499
Total consolidated net sales	$2,038,303	$2,001,240	$1,935,976
Segment earnings:
Aerospace	$187,747	$159,200	$166,122
Energy	126,641	134,278	98,940
Total segment earnings	314,388	293,478	265,062
Nonsegment expenses	(49,362)	(43,701)	(39,061)
Interest expense, net	(24,077)	(22,533)	(26,430)
Consolidated earnings before income taxes	$240,949	$227,244	$199,571

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	Year Ended September 30,
	2015	2014	2013
Segment assets:
Aerospace	$1,566,421	$1,440,355	$1,361,861
Energy	653,848	610,345	599,007
Total segment assets	2,220,269	2,050,700	1,960,868
Unallocated corporate property, plant and equipment, net	85,834	72,992	50,115
Other unallocated assets	233,862	273,510	207,535
Consolidated total assets	$2,539,965	$2,397,202	$2,218,518

Segment depreciation and amortization:
Aerospace	$46,488	$46,895	$49,887
Energy	20,768	22,672	20,890
Total segment depreciation and amortization	67,256	69,567	70,777
Unallocated corporate amounts	7,979	7,786	3,456
Consolidated depreciation and amortization	$75,235	$77,353	$74,233

Segment capital expenditures:
Aerospace	$150,021	$134,307	$74,964
Energy	113,292	55,780	28,137
Total segment capital expenditures	263,313	190,087	103,101
Unallocated corporate amounts	23,299	17,019	38,499
Consolidated capital expenditures	$286,612	$207,106	$141,600

Sales to General Electric were made by all of Woodward’s reportable segments and totaled approximately 18% of net sales in fiscal year 2015, 15% of net sales in fiscal year 2014, and 15% of net sales in fiscal year 2013.  Accounts receivable from General Electric totaled approximately 15% of accounts receivable at September 30, 2015 and 12% of accounts receivable at September 30, 2014.

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

U.S. Government related sales from Woodward’s reportable segments were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Total U.S. Government Related Sales
Fiscal year ended September 30, 2015
Aerospace	$92,322	$258,391	$350,713
Energy	4,836	8,839	13,675
Total net external sales	$97,158	$267,230	$364,388
Percentage of total net sales	5%	13%	18%

Fiscal year ended September 30, 2014
Aerospace	$76,982	$254,806	$331,788
Energy	2,517	5,588	8,105
Total net external sales	$79,499	$260,394	$339,893
Percentage of total net sales	4%	13%	17%

Fiscal year ended September 30, 2013
Aerospace	$104,410	$289,197	$393,607
Energy	3,649	8,106	11,755
Total net external sales	$108,059	$297,303	$405,362
Percentage of total net sales	6%	15%	21%

Accounts receivable from the U.S. Government totaled approximately 3% of accounts receivable at September 30, 2015 and 2% of accounts receivable at September 30, 2014.

The customers who account for approximately 10% or more of sales to each of Woodward’s reporting segments for the fiscal year ended September 30, 2015 follow:

Customer
Aerospace	General Electric, Boeing, United Technologies
Energy	General Electric

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

	Year Ended September 30,
	2015	2014	2013
United States	$1,054,895	$1,025,149	$1,058,912
Europe (1)	569,322	519,721	480,922
Asia	241,875	299,755	287,742
Other countries	172,211	156,615	108,400
Consolidated net sales	$2,038,303	$2,001,240	$1,935,976

(1)

As a percentage of consolidated net sales, net sales to customers in Germany accounted for 10% for the year ended September 30, 2015,  9% for the year ended September 30, 2014 and 9% for the year ended September 30, 2013.

Property, plant, and equipment, net by geographical area, as determined by the physical location of the assets, were as follows:

	At September 30,
	2015	2014
United States	$704,686	$457,563
Germany	25,634	26,898
Other countries	25,780	28,818
Consolidated property, plant and equipment, net	$756,100	$513,279

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 21.  Supplemental quarterly financial data (Unaudited)

Quarterly results for the fiscal years ended September 30, 2015 and September 30, 2014 follow:

	2015 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$487,646	$493,222	$494,810	$562,625
Gross margin (1)	143,886	137,620	143,389	159,690
Earnings before income taxes	57,072	57,591	57,559	68,727
Net earnings	43,784	43,855	43,753	50,060
Earnings per share
Basic earnings per share	0.67	0.67	0.68	0.79
Diluted earnings per share	0.66	0.66	0.66	0.77
Cash dividends per share	0.08	0.10	0.10	0.10

	2014 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$429,042	$482,467	$524,284	$565,447
Gross margin (1)	113,576	142,439	151,713	167,673
Earnings before income taxes	32,944	56,756	62,468	75,076
Net earnings	23,383	44,798	46,001	51,662
Earnings per share
Basic earnings per share	0.35	0.67	0.70	0.79
Diluted earnings per share	0.34	0.66	0.69	0.77
Cash dividends per share	0.08	0.08	0.08	0.08

Notes:

1.	Gross margin represents net sales less cost of goods sold excluding amortization expense.

WOODWARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Quarterly results by segment for the fiscal years ended September 30, 2015 and September 30, 2014 follow:

	2015 Fiscal Quarters
	First	Second	Third	Fourth
Segment external net sales:
Aerospace	$255,770	$281,426	$288,480	$335,207
Energy	231,876	211,796	206,330	227,418
Total	$487,646	$493,222	$494,810	$562,625
Segment earnings:
Aerospace	$35,793	$45,628	$46,362	$59,964
Energy	39,268	27,224	30,619	29,530
Total	$75,061	$72,852	$76,981	$89,494
Earnings reconciliation:
Total segment earnings	$75,061	$72,852	$76,981	$89,494
Nonsegment expenses	(12,167)	(10,153)	(13,564)	(13,478)
Interest expense, net	(5,822)	(5,108)	(5,858)	(7,289)
Consolidated earnings before income taxes	$57,072	$57,591	$57,559	$68,727

	2014 Fiscal Quarters
	First	Second	Third	Fourth
Segment external net sales:
Aerospace	$229,872	$261,021	$274,923	$318,209
Energy	199,170	221,446	249,361	247,238
Total	$429,042	$482,467	$524,284	$565,447
Segment earnings:
Aerospace	$22,549	$40,289	$39,357	$57,005
Energy	27,071	31,888	40,203	35,116
Total	$49,620	$72,177	$79,560	$92,121
Earnings reconciliation:
Total segment earnings	$49,620	$72,177	$79,560	$92,121
Nonsegment expenses	(10,673)	(9,293)	(11,193)	(12,542)
Interest expense, net	(6,003)	(6,128)	(5,899)	(4,503)
Consolidated earnings before income taxes	$32,944	$56,756	$62,468	$75,076

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015, the end of the Company’s most recent fiscal year.

Deloitte & Touche, LLP, an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2015, as stated in their report included in “Item 9A. – Controls and Procedures.”

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

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Woodward, Inc.
Fort Collins, Colorado

We have audited the internal control over financial reporting of Woodward, Inc. and subsidiaries (the "Company") as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2015 of the Company and our report dated November 10, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
November 10, 2015

Item 9B.Other Information

On November 10, 2015, Woodward amended and restated its bylaws.  The amendments alter the disclosure requirements for stockholders seeking to nominate a director for election to the Board or submit business to be considered at an annual meeting of stockholders.  The deadlines for the nominating a director or submitting business were not amended.  The amended disclosure requirements will be effective for the Company’s annual meeting of stockholders for fiscal year 2016, to be held in or about January, 2017.

With respect to each person nominated as a director, the amended bylaws provide that, in addition to existing requirements, the stockholder making the nomination is required to disclose:

•	the class, series, and number of shares owned beneficially or of record by the nominee and his or her affiliates or associates;
•	the name of each nominee holder of any shares of Woodward stock owned beneficially by the nominee and his or her affiliates or associates, including the number of shares held by the nominee holder;
•	the existence and extent of any derivative stock positions entered into by or on behalf of the nominee and his or her affiliates or associates with respect to Woodward stock;
•	the existence and extent of any arrangement intended to mitigate loss, manage risk, or increase the voting power or economic interest of the nominee and his or her affiliates or associates; and
•	a description of all arrangements between the nominee and his or her affiliates or associates and any other person in connection with the nominee’s candidacy or service as director.

With respect to each other item of business to be considered at an annual meeting of stockholders, the amended bylaws provide that, in addition to existing requirements, the stockholder making the proposal is required to disclose:

•	the name of each nominee holder of any shares of Woodward stock that the proposing stockholder owns beneficially but not as the record owner, including the number of shares held by the nominee holder;
•	the existence and extent of any derivative stock positions entered into by or on behalf of the proposing stockholder with respect to Woodward stock; and
•	the existence and extent of any arrangement intended to mitigate loss, manage risk, or increase the voting power or economic interest of the proposing stockholder or the beneficial owner.

With respect to each director nomination or stockholder proposal, the proposing stockholder is required to disclose whether:

•

the beneficial owner of Woodward stock with respect to the director nomination or proposal has an arrangement with any other person in connection with the director nomination or stockholder proposal; and

•	the proposing stockholder or the beneficial owner has any material interest in the director nomination or stockholder proposal.

The amended bylaws also require that if any relevant information pertaining to the director nomination or stockholder proposal changes on or before the record date for determining the stockholders entitled to receive notice of the annual meeting, then the proposing stockholder must update that information with Woodward within five business days of the record date.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees – Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held January 20, 2016 and is incorporated herein by reference.    There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Item 11.Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees – Director Compensation,” “Board Meetings and Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Compensation Discussion and Analysis,” “Executive Compensation” and “Board Meetings and Committees – Compensation Committee – Risk Assessment” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 2016, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Woodward Stock,” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 2016, and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees – Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held January 20, 2016 is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this Form 10-K.

Item 14.Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders – Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders – Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 2016, and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

			Page Number in Form 10-K
(a)	(1)	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	49
		Consolidated Statements of Earnings for the fiscal years ended September 30, 2015, 2014, and 2013	50
		Consolidated Statements of Comprehensive Earnings for the fiscal years ended September 30, 2015, 2014, and 2013	51
		Consolidated Balance Sheets at September 30, 2015 and 2014	52
		Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2015, 2014, and 2013	53
		Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2015, 2014, and 2013	54
		Notes to Consolidated Financial Statements	55

(a)	(2)	Consolidated Financial Statement Schedule:
		Valuation and Qualifying Accounts	111

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a)	(3)	Exhibits Filed as Part of This Report:
‡	3.1	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008
*‡	3.2	Bylaws of Woodward, Inc., as amended and restated on November 10, 2015
‡	3.3	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008
‡	3.4	Certificate of Amendment of the Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011
†‡	10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000
†‡	10.2	Summary Description of Management Incentive Plan, filed as Exhibit 10.2 to Annual Report on Form 10-K filed November 18, 2010
†‡	10.3	2002 Stock Option Plan, effective January 1, 2002, filed as Exhibit 10(iii) to Quarterly Report on Form 10-Q filed May 9, 2002
†‡	10.4	Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Annual Report on Form 10-K filed December 9, 2002

†‡	10.5	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006
†‡	10.6	Amendment No. 1 to the Woodward, Inc. 2006 Omnibus Incentive Plan, effective as of January 26, 2011, filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 16, 2011
†‡	10.7	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Quarterly Report on Form 10-Q filed July 25, 2007
†‡	10.8	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Current Report on Form 8-K filed November 21, 2007
†‡	10.9	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.12 to Annual Report on Form 10-K filed November 15, 2012
†‡	10.10	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.13 to Annual Report on Form 10-K filed November 14, 2013
†‡	10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed January 22, 2014
‡	10.12

Credit Agreement, dated as of July 10, 2013, by and among the Company, the foreign subsidiary borrowers party thereto, the institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2013

‡	10.13

Amendment No. 1 to Credit Agreement, dated April 28, 2015, and the conformed Credit Agreement by and among the Company, certain foreign subsidiary borrowers of the Company from time to time parties thereto, the institutions from time to time parties thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 20, 2015

†‡	10.14	Chad Preiss Promotion Letter dated October 1, 2008, filed as Exhibit 10.19 to Annual Report on Form 10-K filed November 20, 2008
‡	10.15	Note Purchase Agreement, dated October 1, 2008, by and among the Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 7, 2008
‡	10.16

Amendment No. 1 to 2008 Note Purchase Agreement, dated as of October 1, 2013, by and among the Company and the noteholders named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed October 4, 2013

‡	10.17	Note Purchase Agreement, dated April 3, 2009, by and among the Company and the purchasers named therein, filed as Exhibit 10.2 to Current Report on Form 8-K filed April 8, 2009
‡	10.18

Amendment No. 1 to 2009 Note Purchase Agreement, dated as of October 1, 2013, by and among the Company and the noteholders named therein, filed as Exhibit 10.3 to Current Report on Form 8-K filed October 4, 2013

‡	10.19	Note Purchase Agreement, dated October 1, 2013, by and among the Company and the purchasers named therein, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 4, 2013
‡	10.20

Asset Purchase Agreement, dated as of December 27, 2012, by and among the Company, Woodward HRT, Inc. GE Aviation Systems LLC and General Electric Company, filed as Exhibit 10.1 to Current Report on Form 8-K filed December 28, 2012

†‡	10.21	Form of Change in Control Agreement for the Company’s principal executive officer and other executive officers other than the Company’s principal financial officer
†‡	10.22	Form of Change in Control Agreement for the Company’s principal financial officer
†‡	10.23	Executive Benefit Plan, as amended and restated as of September 18, 2013, filed as Exhibit 10.31 to Annual Report on Form 10-K filed November 14, 2013
†‡	10.24	James D. Rudolph Promotion Letter, dated February 10, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 27, 2011
†‡	10.25	Mr. Martin V. Glass employment letter, dated April 27, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 26, 2011
†‡	10.26	Sagar Patel employment letter, dated June 17, 2011, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed July 26, 2011
†‡	10.27	Gerhard Lauffer Supplemental Agreement, dated September 25, 2012, filed as Exhibit 10.30 to Annual Report on Form 10-K filed November 15, 2012
†‡	10.28	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2008, filed as Exhibit 99.1 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.29	Amendment No. 1 to the Woodward Retirement Savings Plan, dated as of April 21, 2010, filed as Exhibit 99.2 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.30	Amendment No. 2 to the Woodward Retirement Savings Plan, dated as of April 21, 2009, filed as Exhibit 99.3 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.31	Amendment No. 3 to the Woodward Retirement Savings Plan, dated as of November 8, 2009, filed as Exhibit 99.4 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.32	Amendment No. 4 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.5 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.33	Amendment No. 5 to the Woodward Retirement Savings Plan, dated as of December 1, 2010, filed as Exhibit 99.6 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.34	Amendment No. 6 to the Woodward Retirement Savings Plan, dated as of November 8, 2011, filed as Exhibit 99.7 to Registration Statement on Form S-8 filed January 31, 2012 (File No. 333-179248)
†‡	10.35	Amendment No. 7 to the Woodward Retirement Savings Plan, dated as of March 1, 2013, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 26, 2013
‡	10.36	Master Agreement by and between Woodward, Inc. and General Electric Company dated May 20, 2015, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed July 20, 2015
‡	10.37	Accelerated Share Repurchase (ASR) Master Confirmation Agreement dated June 2, 2015, filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed July 20, 2015
‡	10.38	Accelerated Share Repurchase (ASR) Supplemental Confirmation Agreement dated June 2, 2015, filed as Exhibit 10.4 to Quarterly Report on Form 10-Q filed July 20, 2015

*	21.1	Subsidiaries
*	23.1	Consent of Independent Registered Public Accounting Firm
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

WOODWARD, INC.
Date: November 10, 2015	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 10, 2015	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John D. Cohn	Director	November 10, 2015
John D. Cohn
/s/ Paul Donovan	Director	November 10, 2015
Paul Donovan
/s/ Thomas A. Gendron	Chairman of the Board	November 10, 2015
Thomas A. Gendron	and Director
/s/ John A. Halbrook	Director	November 10, 2015
John A. Halbrook
/s/ Mary L. Petrovich	Director	November 10, 2015
Mary L. Petrovich
/s/ Larry E. Rittenberg	Director	November 10, 2015
Larry E. Rittenberg
/s/ James R. Rulseh	Director	November 10, 2015
James R. Rulseh
/s/ Ronald M. Sega	Director	November 10, 2015
Ronald M. Sega
/s/ Gregg C. Sengstack	Director	November 10, 2015
Gregg C. Sengstack

WOODWARD, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2015, 2014, and 2013

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Year
Fiscal year 2015
Allowance for doubtful accounts	$7,078	$364	$487	$(4,088)	$3,841
Deferred tax asset valuation allowance	9,486	209	-	(2,891)	6,804
Fiscal year 2014
Allowance for doubtful accounts	8,872	1,283	916	(3,993)	7,078
Deferred tax asset valuation allowance	11,783	271	-	(2,568)	9,486
Fiscal year 2013
Allowance for doubtful accounts	7,217	3,408	5	(1,758)	8,872
Deferred tax asset valuation allowance	2,752	9,031	-	-	11,783

Notes:

(a)	Includes recoveries of accounts previously written off.

(b)

Represents accounts receivable written off against the allowance for doubtful accounts and releases of valuation reserves to income tax expense.  Also included are foreign currency exchange rate adjustments.  Currency translation adjustments resulted in a decrease in the reserves of $934 in fiscal year 2015, a decrease in the reserve of $704 in fiscal year 2014, and an increase in the reserve of $155 in fiscal year 2013.