Form 10-Q
period 2015-12-31
Woodward, Inc.
filed 2016-02-09
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Yes ☐ No ☒

As of February 5, 2016, 61,915,755 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended
	December 31,
	2015	2014

Net sales	$445,110	$487,646
Costs and expenses:
Cost of goods sold	333,377	343,760
Selling, general and administrative expenses	40,782	39,843
Research and development costs	31,597	34,029
Amortization of intangible assets	6,946	7,575
Interest expense	6,908	5,949
Interest income	(447)	(127)
Other (income) expense, net (Note 15)	(2,009)	(455)
Total costs and expenses	417,154	430,574
Earnings before income taxes	27,956	57,072
Income tax expense	2,345	13,288
Net earnings	$25,611	$43,784

Earnings per share (Note 3):
Basic earnings per share	$0.41	$0.67
Diluted earnings per share	$0.40	$0.66

Weighted Average Common Shares Outstanding (Note 3):
Basic	63,054	65,322
Diluted	64,373	66,739
Cash dividends per share paid to Woodward common stockholders	$0.10	$0.08

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended
	December 31,
	2015	2014

Net earnings	$25,611	$43,784
Other comprehensive earnings:
Foreign currency translation adjustments	(10,254)	(12,933)
Unrealized gain on foreign currency transaction designated as a hedge of a net investment in a foreign subsidiary (Note 6)	862	-
Taxes on changes in foreign currency translation adjustments	306	849
	(9,086)	(12,084)
Reclassification of net realized losses on derivatives to earnings	29	25
Taxes on changes in derivative transactions	(11)	(10)
	18	15
Minimum retirement benefit liability adjustments (Note 17)
Amortization of:
Net prior service cost	56	56
Net loss	427	130
Foreign currency exchange rate changes on minimum retirement benefit liabilities	284	540
Taxes on changes in minimum retirement liability adjustments, net of foreign currency exchange rate changes	(286)	(257)
	481	469
Total comprehensive earnings	$17,024	$32,184

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$84,422	$82,202
Accounts receivable, less allowance for uncollectible amounts of $3,448 and $3,841, respectively	245,939	322,215
Inventories	469,788	447,664
Income taxes receivable	33,518	21,838
Current deferred income tax assets	29,734	29,766
Other current assets	44,656	43,791
Total current assets	908,057	947,476
Property, plant and equipment, net	781,659	756,100
Goodwill	555,998	556,977
Intangible assets, net	218,070	225,138
Deferred income tax assets	9,064	9,388
Other assets	43,263	44,886
Total assets	$2,516,111	$2,539,965
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$100,000	$2,430
Accounts payable	165,900	173,287
Income taxes payable	7,602	6,555
Current deferred income tax liabilities	14	14
Accrued liabilities	107,939	155,936
Total current liabilities	381,455	338,222
Long-term debt, less current portion	787,000	850,000
Deferred income tax liabilities	92,158	82,449
Other liabilities	112,491	116,190
Total liabilities	1,373,104	1,386,861
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	139,485	131,231
Accumulated other comprehensive losses	(60,045)	(51,458)
Deferred compensation	5,345	4,322
Retained earnings	1,514,564	1,495,274
	1,599,455	1,579,475
Treasury stock at cost, 10,338 shares and 9,763 shares, respectively	(451,103)	(422,049)
Treasury stock held for deferred compensation, at cost, 195 shares and 173 shares, respectively	(5,345)	(4,322)
Total stockholders' equity	1,143,007	1,153,104
Total liabilities and stockholders' equity	$2,516,111	$2,539,965

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$25,611	$43,784
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,062	18,573
Net gain on sales of assets	(1,602)	(60)
Stock-based compensation	8,451	4,809
Excess tax benefits from stock-based compensation	(248)	(522)
Deferred income taxes	9,768	3,676
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	29	25
Changes in operating assets and liabilities:
Accounts receivable	74,717	43,891
Inventories	(25,091)	(22,110)
Accounts payable and accrued liabilities	(56,816)	(56,248)
Current income taxes	(10,308)	1,342
Retirement benefit obligations	(874)	(1,600)
Other	(3,587)	2,296
Net cash provided by operating activities	37,112	37,856
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(33,131)	(46,621)
Proceeds from sale of assets	1,852	90
Net cash used in investing activities	(31,279)	(46,531)
Cash flows from financing activities:
Cash dividends paid	(6,321)	(5,250)
Proceeds from sales of treasury stock	1,252	1,391
Payments for repurchases of common stock	(30,712)	(32,118)
Excess tax benefits from stock-based compensation	248	522
Borrowings on revolving lines of credit and short-term borrowings	220,000	105,000
Payments on revolving lines of credit and short-term borrowings	(135,598)	(115,000)
Payments of long-term debt	(50,000)	-
Net cash used in financing activities	(1,131)	(45,455)
Effect of exchange rate changes on cash and cash equivalents	(2,482)	(2,695)
Net change in cash and cash equivalents	2,220	(56,825)
Cash and cash equivalents at beginning of period	82,202	115,287
Cash and cash equivalents at end of period	$84,422	$58,462

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2014	-	72,960	(7,397)	(198)	$106	$112,491	$10,819	$105	$(14,457)	$(3,533)	$3,915	$1,338,468	$(286,588)	$(3,915)	$1,160,944
Net earnings	-	-	-	-	-	-	-	-	-	-	-	43,784	-	-	43,784
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(12,084)	15	469	(11,600)	-	-	-	-	(11,600)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(5,250)	-	-	(5,250)
Purchases of treasury stock	-	-	(622)	-	-	-	-	-	-	-	-	-	(32,118)	-	(32,118)
Sales of treasury stock	-	-	66	-	-	(574)	-	-	-	-	-	-	1,965	-	1,391
Tax benefit attributable to stock-based compensation	-	-	-	-	-	492	-	-	-	-	-	-	-	-	492
Stock-based compensation	-	-	-	-	-	4,809	-	-	-	-	-	-	-	-	4,809
Purchases of stock by deferred compensation plan	-	-	-	(15)	-	-	-	-	-	-	731	-	-	(731)	-
Distribution of stock from deferred compensation plan	-	-	-	1	-	-	-	-	-	-	(4)	-	-	4	-
Balances as of December 31, 2014	-	72,960	(7,953)	(212)	$106	$117,218	$(1,265)	$120	$(13,988)	$(15,133)	$4,642	$1,377,002	$(316,741)	$(4,642)	$1,162,452

Balances as of October 1, 2015	-	72,960	(9,763)	(173)	$106	$131,231	$(21,610)	$166	$(30,014)	$(51,458)	$4,322	$1,495,274	$(422,049)	$(4,322)	$1,153,104
Net earnings	-	-	-	-	-	-	-	-	-	-	-	25,611	-	-	25,611
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(9,086)	18	481	(8,587)	-	-	-	-	(8,587)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(6,321)	-	-	(6,321)
Purchases of treasury stock	-	-	(624)	-	-	-	-	-	-	-	-	-	(30,712)	-	(30,712)
Sales of treasury stock	-	-	49	-	-	(406)	-	-	-	-	-	-	1,658	-	1,252
Tax benefit attributable to stock-based compensation	-	-	-	-	-	209	-	-	-	-	-	-	-	-	209
Stock-based compensation	-	-	-	-	-	8,451	-	-	-	-	-	-	-	-	8,451
Purchases of stock by deferred compensation plan	-	-	-	(21)	-	-	-	-	-	-	1,027	-	-	(1,027)	-
Distribution of stock from deferred compensation plan	-	-	-	(1)	-	-	-	-	-	-	(4)	-	-	4	-
Balances as of December 31, 2015	-	72,960	(10,338)	(195)	$106	$139,485	$(30,696)	$184	$(29,533)	$(60,045)	$5,345	$1,514,564	$(451,103)	$(5,345)	$1,143,007

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2015 and for the three-months ended December 31, 2015 and December 31, 2014, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2015, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The Condensed Consolidated Balance Sheet as of September 30, 2015 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended.  The results of operations for the three-months ended December 31, 2015 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements included herein.  Significant estimates in these Condensed Consolidated Financial Statements include allowances for uncollectible amounts, net realizable value of inventories, customer rebates earned, warranty reserves, useful lives of property and identifiable intangible assets, estimates to support unit-of-production depreciation, the evaluation of impairments of property, valuation of identifiable intangible assets and goodwill, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees and board members, and contingencies.  Actual results could vary materially from Woodward’s estimates.

Woodward has changed the name of its Energy segment to Industrial.  The term “energy” is largely viewed as “oil and gas” and therefore was not representative of the broader markets Woodward serves in this segment.

Note 2.  Recent accounting pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify financial reporting and more closely conform U.S. GAAP with International Financial Reporting Standards (“IFRS”).   Under ASU 2015-17, Woodward will classify all deferred tax assets and liabilities by taxing jurisdiction, along with any related valuation allowances, as either a single non-current asset or liability on the balance sheet.  ASU 2015-17 is effective for fiscal years beginning after December 15, 2017 (fiscal year 2018 for Woodward), and interim periods within fiscal years beginning after December 15, 2018 (fiscal year 2019 for Woodward).  Early adoption is allowed.  Upon adoption, ASU 2015-17 may be applied prospectively, for all deferred tax assets and liabilities, or retrospectively.  Woodward has not determined in what period it will adopt or what adoption method it will use and is currently assessing the impact that this guidance may have on its Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  Under ASU 2015-03, Woodward will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset.  Amortization of such costs will continue to be reported as interest expense.  ASU 2015-03 is effective for fiscal years − and interim periods within those fiscal years − beginning after December 15, 2015 (fiscal year 2017 for

Woodward), but early adoption is allowed.  In August 2015, the FASB issued ASU 2015-15,  “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement.    Woodward has not determined in which period it will adopt the new guidance. Retrospective adoption is required.  Woodward had unamortized debt issuance costs of $5,221 as of December 31, 2015 and $5,521 as of September 30, 2015.  Long-term debt issuance costs will be reclassified from other assets to long-term debt upon adoption.

In April 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” in response to stakeholders’ concerns about current accounting for consolidation of certain legal entities and changes the analysis that a reporting entity must perform to determine whether it should consolidate such legal entities.  ASU 2015-02 is effective for public business entities for fiscal years − and interim periods within those fiscal years − beginning after December 15, 2015, but early adoption is allowed.  Woodward adopted ASU 2015-02 on January 1, 2016, concurrent with the consummation of the joint venture formation described in Note 4, “Joint ventures.”  The adoption of ASU 2015-02 had no impact on Woodward’s conclusion that the joint venture described in Note 4 should not be consolidated following the guidance of ASC 810, Consolidation.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  The amendments (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements, and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  In July 2015, the FASB delayed the effective date for the adoption of ASU 2014-09 by one year, and as a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the reporting period.  Early adoption in fiscal year 2018 is permitted for Woodward.  An entity should adopt the amendments using one of the following methods: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  Woodward has not determined what transition method it will use and is currently assessing the impact that this guidance may have on its Condensed Consolidated Financial Statements.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended
	December 31,
	2015	2014
Numerator:
Net earnings	$25,611	$43,784
Denominator:
Basic shares outstanding	63,054	65,322
Dilutive effect of stock options and restricted stock	1,319	1,417
Diluted shares outstanding	64,373	66,739
Income per common share:
Basic earnings per share	$0.41	$0.67
Diluted earnings per share	$0.40	$0.66

The following stock option grants were outstanding during the three-months ended December 31, 2015 and 2014, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended
	December 31,
	2015		2014
Options		-	704
Weighted-average option price	$	n/a	$46.54

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended
	December 31,
	2015	2014
Weighted-average treasury stock shares held for deferred compensation obligations	184	205

Note 4. Joint ventures

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”). The JV will design, develop, and source the fuel system for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

As part of the JV formation, Woodward contributed to the JV certain contractual rights and intellectual property applicable to the existing GE commercial aircraft engine programs within the scope of the JV.  Woodward has no initial cost basis in the JV because Woodward had no cost basis in the contractual rights and intellectual property contributed to the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 each per year beginning January 4, 2017 subject to certain claw-back conditions.  Neither Woodward nor GE contributed any tangible assets to the JV.

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded the $250,000 consideration received from GE for its purchase of a 50% equity interest in the JV as deferred income.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.

The $250,000 cash consideration received from GE on January 4, 2016 is taxable upon receipt for income tax purposes but not for book purposes.  Therefore, on January 4, 2016, Woodward recorded incremental current income taxes payable of $95,750 and a noncurrent deferred tax asset of $95,750 related to this transaction.

The JV will be jointly managed by Woodward and GE, and any significant decisions and/or actions of the JV will require the mutual consent of both parties.   Neither Woodward nor GE has a controlling financial interest in the JV, but Woodward does have the ability to significantly influence the operating and financial decisions of the JV.   Therefore, Woodward will account for its 50% ownership interest in the JV using the equity method of accounting.

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of December 31, 2015 or September 30, 2015.

	At December 31, 2015				At September 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$83,645	$-	$-	$83,645	$79,517	$-	$-	$79,517
Investments in money market funds	23	-	-	23	20	-	-	20
Investments in reverse repurchase agreements	754	-	-	754	2,665	-	-	2,665
Equity securities	11,430	-	-	11,430	9,883	-	-	9,883
Total financial assets	$95,852	$-	$-	$95,852	$92,085	$-	$-	$92,085

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

Accounts receivable, accounts payable and short-term debt are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2015		At September 30, 2015
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$16,775	$15,848	$16,112	$15,638
Liabilities:
Long-term debt, excluding current portion	2	(808,319)	(787,000)	(873,734)	(850,000)

In fiscal years 2014 and 2013, Woodward received long-term notes from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.7% at December 31, 2015 and 3.0% at September 30, 2015.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term note were 2.7% at December 31, 2015 and 3.0% at September 30, 2015.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.9% at December 31, 2015 and 2.8% at September 30, 2015.

Note 6.  Derivative instruments and hedging activities

Woodward has exposures related to global market risks, including the effect of changes in interest rates, foreign currency exchange rates, changes in certain commodity prices and fluctuations in various producer indices.  From time to time, Woodward enters into derivative instruments for risk management purposes only, including derivatives designated as accounting hedges and/or those utilized as economic hedges.  Woodward uses interest rate related derivative instruments to manage its exposure to fluctuations of interest rates.  Woodward does not enter into or issue derivatives for trading or speculative purposes.

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

Woodward did not enter into any derivatives or hedging transactions during either of the three-months ended December 31, 2015 or December 31, 2014.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses (“accumulated OCI”), were net gains of $298 as of December 31, 2015 and $269 as of September 30, 2015.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended December 31,
	2015	2014
Amount of (income) expense recognized in earnings on derivative	$29	$25
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-
Amount of (gain) loss reclassified from accumulated OCI into earnings	29	25

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of December 31, 2015, Woodward expects to reclassify $26 of net unrecognized gains on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

In June 2015, Woodward designated an intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  An unrealized foreign exchange gain on the loan of $862 is included in foreign currency translation adjustments within total comprehensive earnings for the three-months ended December 31, 2015.

Note 7.  Supplemental statement of cash flows information

	Three-Months Ended December 31,
	2015	2014
Interest paid, net of amounts capitalized	$14,878	$13,953
Income taxes paid	3,667	7,337
Income tax refunds received	913	71
Non-cash activities:
Purchases of property, plant and equipment on account	26,666	33,621

Note 8.  Inventories

	December 31,	September 30,
	2015	2015
Raw materials	$61,962	$63,896
Work in progress	102,139	91,501
Component parts (1)	257,369	248,047
Finished goods	48,318	44,220
	$469,788	$447,664

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 9.  Property, plant, and equipment

	December 31,	September 30,
	2015	2015
Land and land improvements	$79,121	$79,311
Buildings and improvements	371,433	372,160
Leasehold improvements	16,656	16,907
Machinery and production equipment	371,955	365,040
Computer equipment and software	119,135	118,154
Office furniture and equipment	21,000	20,939
Other	18,333	18,325
Construction in progress	279,405	252,763
	1,277,038	1,243,599
Less accumulated depreciation	(495,379)	(487,499)
Property, plant and equipment, net	$781,659	$756,100

Included in “Land and land improvements” and “Buildings and improvements” are assets held for sale of $662 at December 31, 2015 and $681 at September 30, 2015 related to Woodward’s Industrial segment.  The entire change in value is due to changes in foreign currency exchange rates between September 30, 2015 and December 31, 2015.

In fiscal year 2015, Woodward completed and placed into service a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and has begun occupying the new facility for its Aerospace segment.  This campus is intended to support Woodward’s expected growth in its Aerospace segment over the next ten years and beyond, required as a result of Woodward being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  Included in “Construction in progress” are costs of $55,716 at December 31, 2015 and $47,629 at September 30, 2015, associated with the construction of the second campus and new equipment purchases including capitalized interest of $836 at December 31, 2015 and $499 at September 30, 2015.

Woodward is also developing a new campus at its corporate headquarters in Fort Collins, Colorado to support the continued growth of its Industrial segment by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Included in “Construction in progress” are $177,061 at December 31, 2015 and $151,669 at September 30, 2015, associated with the construction of the new campus including capitalized interest of $6,669 at December 31, 2015 and $5,205 at September 30, 2015.  Woodward will begin occupying the new campus starting in its second quarter of fiscal year 2016.

Concurrent with and in relation to Woodward’s significant investment in three new campuses and related equipment in the greater-Rockford, Illinois area, its corporate headquarters in Fort Collins, Colorado (discussed above), and a new campus in Niles, Illinois (that was completed in fiscal year 2015), Woodward initiated a comprehensive review of its depreciation lives as required by US GAAP to evaluate the estimates of the useful lives of Woodward assets.  This review resulted in estimates of the useful lives of both existing and new assets generally in excess of those utilized prior to fiscal year 2016.  The revised estimates will be used in fiscal year 2016 and going forward and result in a downward adjustment of depreciation on existing assets of approximately $12,000 for fiscal year 2016.

For the three-months ended December 31, 2015 and December 31, 2014, Woodward had depreciation expense as follows:

	Three-Months Ended
	December 31,
	2015	2014
Depreciation expense	$10,116	$10,998

For the three-months ended December 31, 2015 and December 31, 2014, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended
	December 31,
	2015	2014
Capitalized interest	$1,873	$1,965

Note 10.  Goodwill

	September 30, 2015	Effects of Foreign Currency Translation	December 31, 2015
Aerospace	$455,423	$-	$455,423
Industrial	101,554	(979)	100,575
Consolidated	$556,977	$(979)	$555,998

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

The results of Woodward’s goodwill impairment tests performed as of July 31, 2015 did not indicate impairment of any of Woodward’s reporting units.

Note 11.  Intangible assets, net

	December 31, 2015			September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(120,712)	$161,513	$282,225	$(116,232)	$165,993
Industrial	40,858	(32,633)	8,225	41,409	(32,891)	8,518
Total	$323,083	$(153,345)	$169,738	$323,634	$(149,123)	$174,511

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,327	(17,124)	2,203	19,445	(16,921)	2,524
Total	$19,327	$(17,124)	$2,203	$19,445	$(16,921)	$2,524

Process technology:
Aerospace	$76,605	$(38,866)	$37,739	$76,605	$(37,411)	$39,194
Industrial	22,820	(14,951)	7,869	22,924	(14,621)	8,303
Total	$99,425	$(53,817)	$45,608	$99,529	$(52,032)	$47,497

Other intangibles:
Aerospace	$1,400	$(1,350)	$50	$1,400	$(1,300)	$100
Industrial	1,213	(742)	471	1,248	(742)	506
Total	$2,613	$(2,092)	$521	$2,648	$(2,042)	$606

Total intangibles:
Aerospace	$360,230	$(160,928)	$199,302	$360,230	$(154,943)	$205,287
Industrial	84,218	(65,450)	18,768	85,026	(65,175)	19,851
Consolidated Total	$444,448	$(226,378)	$218,070	$445,256	$(220,118)	$225,138

For the three-months ended December 31, 2015 and December 31, 2014, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended
	December 31,
	2015	2014
Amortization expense	$6,946	$7,575

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2016 (remaining)	$20,527
2017	25,776
2018	24,953
2019	23,117
2020	20,349
Thereafter	103,348
$218,070

Note 12.  Credit facilities, short-term borrowings and long-term debt

Short-term borrowings

A Chinese subsidiary of Woodward has a local uncommitted credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 15% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The local credit facility expires in September 2016.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at December 31, 2015 and September 30, 2015.

In fiscal year 2015, a Brazilian subsidiary of Woodward arranged a local uncommitted credit facility with the Banco J.P. Morgan S.A. under which it has the ability to borrow up to 52,000 Brazilian Real.  Any cash borrowings under the local Brazilian credit facility will be secured by a parent guarantee from Woodward.  The Brazilian subsidiary may utilize the local facility to support its operating cash needs.  Local currency borrowings on the Brazilian credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 1.75%.  Woodward renewed the local credit facility in January 2016 and it will now expire on July 26, 2016.    The Brazilian subsidiary had no outstanding cash borrowings at December 31, 2015 and $2,430 of outstanding cash borrowings at September 30, 2015 against the local credit facility.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of December 31, 2015 and September 30, 2015 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt

	December 31,	September 30,
	2015	2015
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020, unsecured	$437,000	$350,000
Series C notes – 5.92%, due October 2015; unsecured	-	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Total long-term debt	887,000	850,000
Less: short-term portion of long-term debt	(100,000)	-
Long-term debt, excluding short-term portion	$787,000	$850,000

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $437,000 in principal amount of borrowings as of December 31, 2015, at an effective interest rate of 1.67% and $350,000 in principal amount of borrowings outstanding as of September 30, 2015, at an effective interest rate of 1.44%.  As of December 31, 2015,  $100,000 of the $437,000 of borrowings under the Revolving Credit Agreement were classified as short-term based on Woodward’s intent and ability to pay this amount in the next twelve months.  As of September 30, 2015, the entire outstanding balance on the Revolving Credit Agreement was classified as long-term debt.

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

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of December 31, 2015, the Series J Notes bore interest at an effective rate of 1.62%.

On October 1, 2015, Woodward paid the entire principal balance of $50,000 on the Series C notes using borrowings under the Revolving Credit Agreement.  Principal payment on the Series E notes is due on April 1, 2016.  This payment is classified as long-term based on Woodward’s intent and ability to refinance this debt for a longer term through payment of the principal amount with its existing revolving line of credit, which does not mature until July 2020.

Note 13.  Accrued liabilities

	December 31,	September 30,
	2015	2015
Salaries and other member benefits	$47,868	$90,472
Warranties	13,370	13,741
Interest payable	6,100	12,526
Current portion of acquired performance obligations and unfavorable contracts (1)	5,891	6,651
Accrued retirement benefits	2,481	2,481
Current portion of loss reserve on contractual lease commitments	1,840	-
Deferred revenues	9,025	10,004
Taxes, other than income	8,637	8,723
Other	12,727	11,338
	$107,939	$155,936

(1)

In connection with Woodward’s acquisition of GE Aviation Systems LLC’s (the “Seller”) thrust reverser actuation systems business located in Duarte, California (the “Duarte Acquisition”) in fiscal year 2013, Woodward assumed current and long-term performance obligations for contractual commitments that are expected to result in future economic losses.  In addition, Woodward assumed current and long-term performance obligations for services to be provided to the Seller and others, partially offset by current and long-term assets related to contractual payments due from the Seller.  The current portion of both obligations is included in Accrued liabilities.

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

	Three-Months Ended December 31,
	2015	2014
Warranties, beginning of period	$13,741	$16,916
Expense	3,236	2,283
Reductions for settling warranties	(3,469)	(2,959)
Foreign currency exchange rate changes	(138)	(364)
Warranties, end of period	$13,370	$15,876

Loss reserve on contractual lease commitments

In connection with the construction of a new production facility in Niles, Illinois, Woodward vacated a leased facility in Skokie, Illinois.  During the first quarter of fiscal year 2016 Woodward fully vacated the Skokie facility and therefore recorded a non-cash charge of $8,165 to recognize a loss reserve against the estimated remaining contractual lease commitments, less anticipated sublease income.

The summary for the activity in the loss reserve during the three-months ended December 31, 2015 is as follows:

Three-Months Ended
December 31, 2015
Loss reserve on contractual lease commitments, beginning of period	$2,464
Additions	8,165
Loss reserve on contractual lease commitments, end of period	$10,629

Other liabilities included $8,789 of accrued loss reserve on contractual lease commitments that are not expected to be settled or paid within twelve months of December 31, 2015.

Note 14.  Other liabilities

	December 31,	September 30,
	2015	2015
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$55,606	$55,259
Total unrecognized tax benefits, net of offsetting adjustments	15,234	15,394
Acquired unfavorable contracts (1)	4,069	4,656
Deferred economic incentives (2)	19,081	19,163
Loss reserve on contractual lease commitments (3)	8,789	2,464
Other	9,712	19,254
	$112,491	$116,190

(1)

In connection with the Duarte business acquisition in fiscal year 2013, Woodward assumed current and long-term performance obligations for contractual commitments that are expected to result in future economic losses.  The long-term portion of the acquired unfavorable contracts is included in Other liabilities.

(2)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and will be recognized as a reduction to non-income tax expense over the economic lives of the related capital expansion projects.

(3)	See Note 13, Accrued liabilites for more information on the loss reserve on contractual lease commitments.

Note 15.  Other (income) expense, net

	Three-Months Ended
	December 31,
	2015	2014
Net gain on sales of assets	$(1,602)	$(60)
Rent income	(101)	(125)
Net gain on investments in deferred compensation program	(304)	(234)
Other	(2)	(36)
	$(2,009)	$(455)

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

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of Woodward in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year.  In addition, as a global commercial enterprise, Woodward’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, changes in the estimate of the amount of undistributed foreign earnings that Woodward considers indefinitely reinvested, and other factors that cannot be predicted with certainty.  As such, there can be significant volatility in interim tax provisions.

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended
	December 31,
	2015	2014
Earnings before income taxes	$27,956	$57,072
Income tax expense	2,345	13,288
Effective tax rate	8.4%	23.3%

On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was passed which among other items permanently reinstated the U.S. research and experimentation credit and also extended bonus depreciation with a phase-out ending on December 31, 2019.  This law change had two significant impacts in the current quarter as described below.

The decrease in the year-over-year effective tax rate for the three-months ended December 31, 2015 is primarily attributable to the impact of the U.S. research and experimentation credit (“R&E Credit”) reinstatement and net favorable resolutions of foreign tax matters.  The retroactive portion of the R&E Credit related to the nine-months ended September 30, 2015 was $5,197 and was included in the results of the first quarter of fiscal year 2016.  The prior fiscal year’s first quarter included a similar retroactive R&E Credit of $5,063 but had a smaller impact on the effective tax rate due to higher earnings before income taxes in the prior quarter compared to the current quarter.

As a result of the bonus depreciation extension, Woodward increased both its current tax receivable and its deferred tax liability by approximately $9,800 in the first quarter of fiscal year 2016 for additional bonus depreciation related to fiscal year 2015.

Gross unrecognized tax benefits were $21,626 as of December 31, 2015, and $21,469 as of September 30, 2015.  Included in the balance of unrecognized tax benefits were $10,419 as of December 31, 2015 and $10,494 as of September 30, 2015, of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $3,385 in the next twelve months due to the completion of reviews by tax authorities and the settlement of other tax positions.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued gross interest and penalties of $811 as of December 31, 2015 and $859 as of September 30, 2015.

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

Note 17.  Retirement benefits

Woodward provides various retirement benefits to eligible members of the Company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, postretirement medical benefits and postretirement life insurance benefits.  Eligibility requirements and benefit levels vary depending on employee location.

Defined contribution plans

Most of the Company’s U.S. employees are eligible to participate in the U.S. defined contribution plan.  The U.S. defined contribution plan allows employees to defer part of their annual income for income tax purposes into their personal 401(k) accounts.  The Company makes matching contributions to eligible employee accounts, which are also deferred for employee personal income tax purposes.  Certain foreign employees are also eligible to participate in foreign plans.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended
	December 31,
	2015	2014
Company costs	$8,004	$6,178

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

U.S. GAAP requires that, for obligations outstanding as of September 30, 2015, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

Effective June 30, 2015, the Company terminated the defined benefit pension plan for employees at its Duarte, California manufacturing facility.  The plan, which was established in fiscal year 2013 in connection with the December 2012 acquisition of the Duarte business, was amended in fiscal year 2013 to cease all future benefit accruals under the plan and was at that time closed to new entrants.  Cash payout of benefits will occur after regulatory approval of the plan termination.  In exchange for the freeze and termination of the plan, which were agreed upon through negotiations with the applicable employee union, the employees were provided replacement benefits through full participation in the Woodward U.S. defined contribution plan.  Woodward does not expect future cash payouts to the beneficiaries of the terminated plan to be significantly different from the approximately $158 liability reflected in Woodward’s statement of financial position as of December 31, 2015.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended December 31,
	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Service cost	$674	$504	$186	$202	$860	$706
Interest cost	1,317	1,497	435	546	1,752	2,043
Expected return on plan assets	(2,542)	(2,670)	(697)	(778)	(3,239)	(3,448)
Amortization of:
Net actuarial (gain) loss	323	99	65	49	388	148
Prior service cost (benefit)	96	96	-	-	96	96
Net periodic retirement pension (benefit) cost	$(132)	$(474)	$(11)	$19	$(143)	$(455)
Contributions paid	$-	$-	$389	$1,101	$389	$1,101

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended
	December 31,
	2015	2014
Service cost	$5	$7
Interest cost	262	308
Amortization of:
Net actuarial (gain) loss	39	(18)
Prior service cost (benefit)	(40)	(40)
Net periodic other postretirement (benefit) cost	$266	$257
Contributions paid	$381	$326

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans.  As a result, the actual funding in fiscal year 2016 may differ from the current estimate.  Woodward estimates its remaining cash contributions in fiscal year 2016 will be as follows:

Retirement pension benefits:
United States	$24
United Kingdom	408
Japan	-
Other postretirement benefits	3,722

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended
	December 31,
	2015	2014
Company contributions	$130	$167

Note 18.  Stockholders’ equity

Stock repurchase program

In the second quarter of fiscal year 2015, Woodward’s Board of Directors terminated Woodward’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $300,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2018 (the “2015 Authorization”).

In the third quarter of fiscal year 2015, Woodward entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) under which Woodward repurchased shares of its common stock for an aggregate purchase price of $125,000.  A total of 2,506 shares of common stock were repurchased under the ASR Agreement under the 2015 Authorization.

In the first quarter of fiscal year 2016, Woodward executed a 10b5-1 plan, which is cancellable, to repurchase up to $125,000 of its common stock for a period that will end on April 20, 2016.  During the first quarter of fiscal year 2016, Woodward purchased 624 shares of its common stock for $30,712 under the 10b5-1 plan under the 2015 Authorization.

Stock options

Woodward has reserved a total of 7,410 shares of Woodward’s common stock for issuance under the 2006 Omnibus Incentive Plan (the “2006 Plan”), which has been approved by Woodward’s stockholders.  Equity awards under the 2006 Plan include grants of stock options to its employees and directors.  Woodward believes that these stock options align the interests of its employees and directors with those of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, a ten-year term, and generally a four-year vesting schedule at a rate of 25% per year.

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

	Three-Months Ended
	December 31,
	2015			2014
Expected term (years)	6.3	-	8.7	6.2	-	8.8
Estimated volatility	34.5%	-	35.1%	36.5%
Estimated dividend yield	1.0%			0.7%
Risk-free interest rate	1.7%	-	2.0%	2.0%	-	2.3%

The following is a summary of the activity for stock option awards during the three-months ended December 31, 2015:

	Three-Months Ended
	December 31, 2015
	Number of options	Weighted-Average Exercise Price per Share
Options outstanding, beginning balance	4,641	$32.28
Options granted	1,055	40.26
Options exercised	(49)	25.79
Options forfeited	(11)	43.49
Options outstanding, ending balance	5,636	33.81

Changes in non-vested stock options during the three-months ended December 31, 2015 were as follows:

	Three-Months Ended
	December 31, 2015
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	1,724	$40.54
Options granted	1,055	40.26
Options vested	(674)	36.93
Options forfeited	(11)	43.54
Options, ending balance	2,094	41.54

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2015 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,636	$33.81	6.2	$89,364
Options vested and exercisable	3,543	29.23	4.6	72,368
Options vested and expected to vest	5,479	33.58	6.2	88,107

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

A summary of the activity for restricted stock awards in the three-months ended December 31, 2015 follows:

	Three-Months Ended
	December 31, 2015
	Number	Fair Value per Share
Beginning balance	24	$39.43
Shares granted	-	n/a
Shares vested	-	n/a
Shares forfeited	-	n/a
Ending balance	24	39.43

Stock-based compensation cost

At December 31, 2015, there was approximately $13,869 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan (for which no further grants will be made) and the 2006 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

Note 20.  Segment information

Woodward serves the aerospace, industrial and energy markets through its two reportable segments - Aerospace and Industrial.  Woodward’s reportable segments are aggregations of Woodward’s operating segments.  Woodward uses operating segment information internally to manage its business, including the assessment of operating segment performance and decisions for the allocation of resources between operating segments.

Woodward has changed the name of its Energy segment to Industrial.  The term “energy” is largely viewed as “oil and gas” and therefore was not representative of the broader markets Woodward serves in this segment.

The accounting policies of the reportable segments are the same as those of the Company.  Woodward evaluates segment profit or loss based on internal performance measures for each segment in a given period.  In connection with that assessment, Woodward excludes matters such as certain charges for restructuring costs, interest income and expense, certain gains and losses from asset dispositions, or other non-recurring and/or non-operationally related expenses.

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended
	December 31,
	2015	2014
Segment external net sales:
Aerospace	$268,599	$255,770
Industrial	176,511	231,876
Total consolidated net sales	$445,110	$487,646
Segment earnings:
Aerospace	$43,486	$35,793
Industrial	21,551	39,268
Total segment earnings	65,037	75,061
Nonsegment expenses	(30,620)	(12,167)
Interest expense, net	(6,461)	(5,822)
Consolidated earnings before income taxes	$27,956	$57,072

Segment assets consist of accounts receivable; inventories; property, plant, and equipment, net; goodwill; and other intangibles, net.  A summary of consolidated total assets by segment follows:

	December 31, 2015	September 30, 2015
Segment assets:
Aerospace	$1,539,165	$1,566,421
Industrial	640,248	653,848
Total segment assets	2,179,413	2,220,269
Unallocated corporate property, plant and equipment, net	89,004	85,834
Other unallocated assets	247,694	233,862
Consolidated total assets	$2,516,111	$2,539,965

Note 21.  Subsequent event

On January 20, 2016, Woodward’s Board of Directors approved a quarterly cash dividend of $0.11 per share, payable on March 7, 2016 to shareholders of record as of February 22, 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	descriptions of our plans and expectations for future operations;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the effect of changes in the level of activity in particular industries or markets;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending; and
•	pension and other postretirement plan assumptions and future contributions .

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
•

consolidation in the aerospace market and our participation in a strategic joint venture with General Electric Company may make it more difficult to secure long-term sales in certain aerospace markets;

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

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements.  Other factors are discussed under the caption “Risk Factors” in Part I, Item 1A in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) (our “Form 10-K”), as updated from time to time in our subsequent SEC filings.  We undertake no obligation to revise or update any forward-looking statements for any reason.

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

EBIT and EBITDA for the three-months ended December 31, 2015 and December 31, 2014 were as follows:

	Three-Months Ended December 31,
	2015	2014
Net earnings	$25,611	$43,784
Income taxes	2,345	13,288
Interest expense	6,908	5,949
Interest income	(447)	(127)
EBIT	34,417	62,894
Amortization of intangible assets	6,946	7,575
Depreciation expense	10,116	10,998
EBITDA	$51,479	$81,467

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

Free cash flow for the three-months ended December 31, 2015 and December 31, 2014 were as follows:

	Three-Months Ended December 31,
	2015	2014
Net cash provided by operating activities	$37,112	$37,856
Payments for property, plant and equipment	(33,131)	(46,621)
Free cash flow (outflow)	$3,981	$(8,765)

OVERVIEW

Joint Venture

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”).  The JV will design, develop, and source the fuel system for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

As part of the JV formation, Woodward contributed to the JV certain contractual rights and intellectual property applicable to the existing GE commercial aircraft engine programs within the scope of the JV.  Woodward has no initial cost basis in the JV because Woodward had no cost basis in the contractual rights and intellectual property contributed to the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 each per year beginning January 4, 2017 subject to certain claw-back conditions.  Neither Woodward nor GE contributed any tangible assets to the JV.

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.   Therefore, Woodward recorded the $250,000 consideration received from GE for its purchase of a 50% equity interest in the JV as deferred income. The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.

The JV will be jointly managed by Woodward and GE, and any significant decisions and/or actions of the JV will require the mutual consent of both Woodward and GE.  Neither Woodward nor GE has a controlling financial interest in the JV, but Woodward does have the ability to significantly influence the operating and financial decisions of the JV.   Therefore, Woodward will account for its remaining 50% ownership interest in the JV using the equity method of accounting.

Segment name change

We changed the name of our Energy segment to Industrial.  The term “energy” is largely viewed as “oil and gas” and therefore was not representative of the broader markets we serve in this segment.

Operational Highlights

Net sales for the first quarter of fiscal year 2016 decreased by 8.7% to $445,110, compared to $487,646 for the first quarter of the prior fiscal year.    The decrease in sales was primarily attributable to lower sales in our Industrial segment, which was impacted by continued weakness in the natural gas truck market in Asia, foreign currency exchange rates, weakening industrial output in China, and the negative impact of continued depressed oil and gas markets.  These sales declines were partially offset by increased defense sales and commercial aftermarket sales in the Aerospace segment.

Historically, sales in the first quarter of our fiscal year have generally been lower than the remaining three quarters of the fiscal year due to the observance of various holidays and scheduled plant shutdowns for annual maintenance, as well as variability in customer buying patterns.

Net earnings for the first quarter of fiscal year 2016 were $25,611, or $0.40 per diluted share, a decrease in net earnings of 41.5%, compared to $43,784, or $0.66 per diluted share, for the first quarter of fiscal year 2015.  Net earnings for the first quarter of fiscal year 2016 included approximately $16,100, or $0.16 per diluted share, of special charges related to our efforts to consolidate facilities, reduce costs and address current market conditions.

The effective tax rate in the first quarter of fiscal year 2016 was 8.4%,  compared to 23.3% in the first quarter of the prior fiscal year.  The decrease in the first quarter of fiscal year 2016 effective tax rate is primarily attributable to the retroactive impact of the U.S. research and experimentation credit (“R&E Credit”) reinstatement on lower earnings before income taxes compared to the same period of fiscal year 2015.

EBIT decreased by $28,477, or 45.3%, to $34,417 for the first quarter of fiscal year 2016, compared to $62,894 for the first quarter of fiscal year 2015.  EBITDA for the first quarter of fiscal year 2016 was $51,479, a decrease of 36.8% from $81,467 for the first quarter of fiscal year 2015.  EBIT and EBITDA for the first quarter of fiscal year 2016 include the special charges of approximately $16,100 discussed above.

Liquidity Highlights

Net cash provided by operating activities for the first quarter of fiscal year 2016 was $37,112, compared to $37,856 for the first quarter of fiscal year 2015.

Free cash flow for the first quarter of fiscal year 2016 was $3,981, compared to an outflow of $8,765 for the first quarter of fiscal year 2015,  attributable to lower payments capital expenditures in the first quarter of fiscal year 2016 as compared to the first quarter of fiscal year 2015.

At December 31, 2015, we held $84,422 in cash and cash equivalents, and had total outstanding debt of $887,000 with additional borrowing availability of $553,850, net of outstanding letters of credit, under our revolving credit agreement.  There was additional borrowing capacity of $40,839 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended
	December 31, 2015	% of Net Sales	December 31, 2014	% of Net Sales
Net sales	$445,110	100%	$487,646	100%
Costs and expenses:
Cost of goods sold	333,377	74.9	343,760	70.5
Selling, general, and administrative expenses	40,782	9.2	39,843	8.2
Research and development costs	31,597	7.1	34,029	7.0
Amortization of intangible assets	6,946	1.6	7,575	1.6
Interest expense	6,908	1.6	5,949	1.2
Interest income	(447)	(0.1)	(127)	(0.0)
Other (income) expense, net	(2,009)	(0.5)	(455)	(0.1)
Total costs and expenses	417,154	93.7	430,574	88.3
Earnings before income taxes	27,956	6.3	57,072	11.7
Income tax expense	2,345	0.5	13,288	2.7
Net earnings	$25,611	5.8	$43,784	9.0

Other select financial data:

	December 31,	September 30,
	2015	2015
Working capital	$526,602	$609,254
Short-term borrowings	100,000	2,430
Total debt	887,000	852,430
Total stockholders' equity	1,143,007	1,153,104

Net Sales

Consolidated net sales for the first quarter of fiscal year 2015 decreased by $42,536, or 8.7%, compared to the same period of fiscal year 2015.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended December 31, 2014	$487,646
Aerospace volume	9,773
Industrial volume	(42,237)
Effects of changes in price and sales mix	2,809
Effects of changes in foreign currency rates	(12,881)
Consolidated net sales for the period ended December 31, 2015	$445,110

The decrease in net sales for the first quarter of fiscal year 2016 was primarily attributable to lower sales in our Industrial segment, which was impacted by continued weakness in the natural gas truck market in Asia, foreign currency exchange rates, weakening industrial output in China, and the negative impact of continued depressed oil and gas markets.  These sales declines were partially offset by increased defense sales and commercial aftermarket sales in the Aerospace segment.

During the first quarter of fiscal year 2016, our net sales were negatively impacted by $12,881 due to unfavorable impacts of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2015.  Nearly all of the negative foreign currency impact to our net sales was realized through our Industrial segment, primarily due to changes in the European Union countries’ Euro (“EUR”).

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

Costs and Expenses

Cost and expenses include special charges totaling approximately $16,100 ($13,300 included in cost of goods sold, $1,700 included in selling, general and administrative expenses, and $1,100 included in research and development costs) related to our efforts to consolidate facilities, reduce costs and address current market conditions.

Cost of goods sold decreased by $10,383 to $333,377, or 74.9% of net sales, for the first quarter of fiscal year 2016 from $343,760, or 70.5% of net sales, for the first quarter of fiscal year 2015.  The decrease in costs of goods sold is attributable to lower sales volume in our Industrial segment partially offset by special charges of approximately $13,300 and planned new facility start-up expenses for our new Rockford-area facility.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 25.1% for the first quarter of fiscal year 2016, compared to 29.5% for the same period of the prior fiscal year.  Gross margin for the first quarter of fiscal year 2016 was down compared to the first quarter of fiscal year 2015, primarily related to the inclusion in cost of goods sold of approximately $13,300 of special charges in fiscal year 2016, as well as planned new facility start-up expenses for our new Rockford-area facility.

Selling, general, and administrative expenses increased by $939, or 2.3%, to $40,782 for the first quarter of fiscal year 2016, as compared to $39,843 for the same period of fiscal year 2015.  Selling, general and administrative expenses increased as a percentage of net sales to 9.2% for the first quarter of fiscal year 2016, as compared to 8.2% for the same period of fiscal year 2015.  The increase in selling, general and administrative expenses for the first quarter of fiscal year 2016 was due to special charges of $1,700 in fiscal year 2016 and normal variability in costs.  In addition, the first quarter of fiscal year 2015 included approximately $2,000 of expenses associated with our negotiations to enter into the JV agreement with GE for which there is no equivalent expense in fiscal year 2016.

Research and development costs decreased  $2,432, or 7.1%, to $31,597 for the first quarter of fiscal year 2016, as compared to $34,029 for the same period of fiscal year 2015.  Research and development costs increased as a percentage of net sales to 7.1% for the first quarter of fiscal year 2016, as compared to 7.0% for the same period of fiscal year 2015 due to the decrease in net sales.  Research and development costs decreased primarily due to variability in the timing of projects and expenses, partially offset by special charges of $1,100 in fiscal year 2016.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs

Amortization of intangible assets decreased to $6,946 for the first quarter of fiscal year 2016, compared to $7,575 for the same period of fiscal year 2015.  As a percentage of net sales, amortization of intangible assets was 1.6% for both the first quarter of fiscal year 2016 and the first quarter of fiscal year 2015.  The decrease in amortization expense is primarily related to some intangible assets becoming fully amortized during fiscal year 2015.

Interest expense increased to $6,908, or 1.6% of net sales, for the first quarter of fiscal year 2016, compared to $5,949, or 1.2% of net sales, for the same period of fiscal year 2015.  The increase in interest expense is primarily attributable to additional interest expense on higher levels of debt in first quarter of fiscal year 2016 as compared to the same period of the prior year.

Income taxes were provided at an effective rate on earnings before income taxes of 8.4% for the first quarter of fiscal year 2016, compared to 23.3% for the same period of fiscal year 2015.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

Three-Month
Period
Effective tax rate for the period ended December 31, 2014	23.3%
Research and experimentation credit	(12.3)
State and local taxes	(0.8)
Adjustment of prior period tax items	(2.3)
Taxes on international activities	0.6
Other	(0.1)
Effective tax rate for the period ended December 31, 2015	8.4%

The decrease in the year-over-year effective tax rate for the three-months ended December 31, 2015 is primarily attributable to the impact of the U.S. research and experimentation credit (“R&E Credit”) reinstatement and net favorable resolutions of foreign tax matters.  The R&E Credit reinstatement was passed in December 2015.  The retroactive portion of the R&E Credit related to the nine-months ended September 30, 2015 was $5,197 and was included in the results of the first quarter of fiscal year 2016.  The prior fiscal year’s first quarter included a similar retroactive R&E Credit of $5,063 but had a smaller impact on the effective tax rate due to higher earnings before income taxes in the prior quarter compared to the current quarter.

Segment Results

The following table presents sales by segment:

	Three-Months Ended December 31,
	2015		2014
Net sales:
Aerospace	$268,599	60.3%	$255,770	52.4%
Industrial	176,511	39.7	231,876	47.6
Consolidated net sales	$445,110	100.0%	$487,646	100.0%

The following table presents earnings by segment:

	Three-Months Ended December 31,
	2015	2014
Aerospace	$43,486	$35,793
Industrial	21,551	39,268
Total segment earnings	65,037	75,061
Nonsegment expenses	(30,620)	(12,167)
Interest expense, net	(6,461)	(5,822)
Consolidated earnings before income taxes	27,956	57,072
Income tax expense	(2,345)	(13,288)
Consolidated net earnings	$25,611	$43,784

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended December 31,
	2015	2014
Aerospace	16.2%	14.0%
Industrial	12.2%	16.9%

Aerospace

Aerospace segment net sales were $268,599 for the first quarter of fiscal year 2016, compared to $255,770 for the same period of fiscal year 2015.  The increase in segment net sales for the first quarter of fiscal year 2016 as compared to the same period of fiscal year 2015 was driven primarily by increased defense sales, for both orignial equipment manufacturer (“OEM”) and aftermarket, and increased commercial aftermarket sales.  Commercial OEM sales were relatively flat as compared to the prior year.

U.S. government funds continue to be prioritized to defense aircraft platforms on which we have content and continue to see significant utilization for military operations.  Defense sales, for both aftermarket and OEM, continued to increase in the first quarter of fiscal year 2016, primarily related to conflicts in the Middle East.  Sales of smart weapons was particularly strong.

Commercial aftermarket sales were up in the first quarter of fiscal year 2016 compared to the prior year, as global passenger traffic growth continues to drive aircraft utilization and our market share continues to grow.  Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on steady airline demand and new product introductions.  These increases were offset by lower rotocraft sales, which were impacted by depressed oil prices.

Aerospace segment earnings increased by $7,693, or 21.5%, to $43,486 for the first quarter of fiscal year 2016, compared to $35,793 for the same period of fiscal year 2015 due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2014	$35,793
Sales volume	3,867
Price, sales mix and productivity	2,480
Other, net	1,346
Earnings for the period ended December 31, 2015	$43,486

Aerospace segment earnings as a percentage of sales were 16.2% for the first quarter of fiscal year 2016, compared to 14.0% for the same period of fiscal year 2015.  The increase was primarily impacted by the higher sales volume and strong aftermarket.

Industrial

Industrial segment net sales were $176,511 for the first quarter of fiscal year 2016, compared to $231,876 for the same period of fiscal year 2015.  Compared to unusually strong sales in the first quarter of fiscal year 2015, sales in the first quarter of fiscal year 2016 were negatively impacted by continued weakness in the natural gas truck market in Asia, foreign currency exchange rates, weakening industrial output in China, and the negative impact of continued depressed oil and gas markets.  Foreign currency exchange rates had an unfavorable impact on sales of approximately $12,500.

Industrial segment earnings decreased by $17,717, or 45.1%, to $21,551 for the first quarter of fiscal year 2016, compared to $39,268 for the same period of fiscal year 2015 due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2014	$39,268
Sales volume	(19,906)
Price, sales mix and productivity	1,663
Decrease in research and development expenses	2,360
Effects of changes in foreign currency rates	(3,292)
Other, net	1,458
Earnings for the period ended December 31, 2015	$21,551

Industrial segment earnings as a percentage of sales decreased to 12.2% in the first quarter of fiscal year 2016 compared to 16.9% for the same period of fiscal year 2015.  The decrease in segment earnings for the first quarter of fiscal year 2016 as compared to the same period of fiscal year 2015 was driven primarily by the impact of lower sales volume.  In addition, foreign currency exchange rates had an unfavorable impact of $3,292 for the first quarter of fiscal year 2016 compared to the same period of fiscal year 2015.

Nonsegment expenses

Nonsegment expenses for the first quarter of fiscal year 2016 increased to $30,620, compared to $12,167 for the same period of fiscal year 2015.  As a percent of sales, nonsegment expenses for the first quarter of fiscal year 2016 were 6.8% of net sales, compared to 2.5% for the same period of fiscal year 2015.  The increase in nonsegment expenses is primarily due to special charges totaling approximately $16,100 related to our efforts to consolidate facilities, reduce costs and address current market conditions.

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

Our aggregate cash and cash equivalents were $84,422 at December 31, 2015 and $82,202 at September 30, 2015, and our working capital was $526,602 at December 31, 2015 and $609,254 at September 30, 2015.  Of the $84,422 of cash and cash equivalents held at December 31, 2015, $83,338 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Our revolving credit facility matures in April 2020 and provides a borrowing capacity of up to $1,000,000 with the option to increase total available borrowings to up to $1,200,000, subject to lenders’ participation.  We can borrow against our $1,000,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our stock, payments of dividends, acquisitions, and facilities expansions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of our $1,000,000 revolving credit facility and our other credit facilities, see Note 12,  Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

On October 1, 2015, Woodward paid the entire principal balance of $50,000 on the Series C notes using borrowings on our revolving credit facility.

At December 31, 2015, we had total outstanding debt of $887,000, with additional borrowing availability of $553,850 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $40,839 under various foreign credit facilities.

At December 31, 2015, we had $437,000 of borrowings outstanding under our revolving credit facility, of which $100,000 was classified as short-term and the remainder was classified as long-term.    Revolving credit facility and short-term borrowing activity during the three-months ended December 31, 2015 were as follows:

Maximum daily balance during the period	$555,000
Average daily balance during the period	$542,883
Weighted average interest rate on average daily balance	1.47%

We were in compliance with all our debt covenants at December 31, 2015.  See Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K, for more information about our covenants.

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

On January 4, 2016, we consummated the formation of a strategic joint venture between Woodward and GE.    GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 each per year beginning January 4, 2017 subject to certain claw-back conditions.  The $250,000 cash consideration received from GE on January 4, 2016 is taxed in the U.S. upon receipt.  The taxes of approximately $95,750 associated with this cash consideration will be paid through estimated payments made during the remainder of calendar year 2016.  The majority of these estimated payments will be made in the third and fourth quarters.

As previously announced, we completed $125,000 of share repurchases through an accelerated stock repurchase program in second half of fiscal year 2015.  This was part of a previously announced $250,000 stock repurchase initiative.  In the first quarter of fiscal year 2016, we executed a 10b5-1 plan, which is cancellable, to repurchase up to $125,000 of our common stock for a period that will end on April 20, 2016.  During the first quarter of fiscal year 2016, we purchased 624 shares of our common stock for $30,712 under the 10b5-1 plan and, in addition to other working capital needs, we intend to use a portion of the $250,000 received from GE for stock repurchases during the remainder of fiscal year 2016.

For our Aerospace segment, in fiscal year 2015 we completed construction of a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and have begun occupying the new facility.  This campus is intended to support the expected growth in our Aerospace segment over the next ten years and beyond, required as a result of our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  We continue to purchase production equipment for the second campus.

We are currently developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Industrial segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We anticipate beginning to occupy the new facilities during the second quarter of fiscal year 2016.

We anticipate spending approximately $100,000 in fiscal year 2016 related to our investments in these new facilities in Illinois and Colorado.

We believe that cash flows from operations, along with our contractually committed borrowings and other borrowing capability, will continue to be sufficient to fund anticipated capital spending requirements and our operations for the foreseeable future.  However, we could be adversely affected if the financial institutions providing our capital requirements refuse to honor their contractual commitments, cease lending, or declare bankruptcy.  We believe the lending institutions participating in our credit arrangements are financially stable.

Cash Flows

	Three-Months Ended
	December 31,
	2015	2014
Net cash provided by operating activities	$37,112	$37,856
Net cash used in investing activities	(31,279)	(46,531)
Net cash used in financing activities	(1,131)	(45,455)
Effect of exchange rate changes on cash and cash equivalents	(2,482)	(2,695)
Net change in cash and cash equivalents	2,220	(56,825)
Cash and cash equivalents at beginning of period	82,202	115,287
Cash and cash equivalents at end of period	$84,422	$58,462

Net cash flows provided by operating activities for the first quarter of fiscal year 2016 was $37,112, compared to $37,856 for the same period of fiscal year 2015.  Net cash flows provided by operating activities for the first quarter of fiscal year 2016 were negatively impacted by lower earnings and higher tax payments as compared to same period of fiscal year 2015.  These changes were almost fully offset by more cash provided by the change in accounts receivable in the first quarter of fiscal year 2016 due to lower sales in the first quarter of fiscal year 2016 as compared to the first quarter of fiscal year 2015.

Net cash flows used in investing activities for the first quarter of fiscal year 2016 was $31,279, compared to $46,531 in the same period of fiscal year 2015.  The decrease in cash used in investing activities compared to the same period of the last fiscal year is due to decreased payments for capital expenditures.  Payments for property, plant and equipment decreased by $13,490 to $33,131 in the first quarter of fiscal year 2016, as compared to $46,621 in the same period of fiscal year 2015, related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new facility in Niles, Illinois, and a new campus at our headquarters in Fort Collins, Colorado.  The manufacturing and office building in the greater-Rockford, Illinois area and the new facility in Niles, Illinois were both completed in fiscal year 2015.

Net cash flows used in financing activities for the first quarter of fiscal year 2016 was $1,131, compared to $45,455 for the same period of fiscal year 2015.  During the first quarter of fiscal year 2016, we had net short and long-term borrowings of $34,402 compared to net short and long-term payments of $10,000 in the same period of fiscal year 2015.  We utilized $30,712 to repurchase 624 shares of our common stock in the first quarter of fiscal year 2016 under our existing stock repurchase program, compared to $32,118 to repurchase 622 shares of our common stock in the same period of fiscal year 2015.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first three months of fiscal year 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in our most recent Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.  Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K, include the discussion of estimates used for revenue recognition, purchase accounting, inventory valuation, depreciation and amortization, postretirement benefit obligations, reviews for impairment of goodwill, and our provision for income taxes.  Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements, and actual results could differ materially from the amounts reported.

In fiscal year 2015, for our Aerospace segment, we completed construction of a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and began occupying the new facility.  This campus is intended to support the expected growth in our Aerospace segment over the next ten years and beyond, required as a results of by our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  In addition, in fiscal year 2015, we completed an addition to and renovation of a building in Niles, Illinois that we had acquired in September 2013.  Most of our operations that formerly resided in nearby Skokie, Illinois, were relocated to this new facility in fiscal year 2015.

We are currently developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Industrial segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We will begin occupying the new campus starting in our second quarter of fiscal year 2016.

Concurrent with and in relation to our significant investment in three new campuses and related equipment totaling approximately $500,000 as described above, Woodward initiated a comprehensive review of its depreciation lives as required by US GAAP to evaluate the estimates of the useful lives of Woodward assets.  This review resulted in estimates of the useful lives of both existing and new assets generally in excess of those utilized prior to fiscal year 2016.  The revised estimates will be used in fiscal year 2016 and going forward and result in a downward adjustment of depreciation on existing assets of approximately $12,000 for fiscal year 2016.

The resulting impact of the new additions related to the three new campuses and the extended useful lives on existing assets to fiscal year 2016 depreciation on property, plant and equipment for Woodward as a whole will largely offset each other and therefore depreciation expense for the full fiscal year 2016 will approximate fiscal year 2015.  Segment earnings will not be significantly affected by these impacts and we believe the impact on any quarter within fiscal year 2016 is also not significant to Woodward earnings as a whole or to either of its reporting segments.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2015 through October 31, 2015	-	$	n/a	-	$175,000
November 1, 2015 through November 30, 2015 (2), (3)	115,747		49.88	95,381	170,254
December 1, 2015 through December 31, 2015 (2)	528,285		49.15	528,285	144,288
(1)

In the second quarter of fiscal year 2015, our Board of Directors authorized a program for the repurchase of up to $300,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2018 (the “2015 Authorization”).

(2)	In the first quarter of fiscal year 2016, Woodward executed a 10b5-1 plan, which is cancellable, to repurchase up to $125,000 of its common stock for a period that will end on April 20, 2016.
(3)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 20,025 shares of common stock were acquired on the open market in November 2015 related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 341 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in November 2015.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: February 8, 2016	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: February 8, 2016	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description

*	10.1	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2016.
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report