Form 10-Q
period 2016-03-31
Woodward, Inc.
filed 2016-04-20
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐ No ☒

As of April 18, 2016, 61,103,960 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net sales	$479,382	$493,222	$924,492	$980,868
Costs and expenses:
Cost of goods sold	346,139	355,602	679,516	699,362
Selling, general and administrative expenses	36,823	38,450	77,605	78,293
Research and development costs	31,762	30,328	63,359	64,357
Amortization of intangible assets	6,926	7,227	13,872	14,802
Interest expense	6,234	5,329	13,142	11,278
Interest income	(441)	(221)	(888)	(348)
Other (income) expense, net (Note 15)	(2,427)	(1,084)	(4,436)	(1,539)
Total costs and expenses	425,016	435,631	842,170	866,205
Earnings before income taxes	54,366	57,591	82,322	114,663
Income tax expense	13,542	13,736	15,678	27,024
Net earnings	$40,824	$43,855	$66,644	$87,639

Earnings per share (Note 3):
Basic earnings per share	$0.66	$0.67	$1.07	$1.34
Diluted earnings per share	$0.65	$0.66	$1.05	$1.32

Weighted Average Common Shares Outstanding (Note 3):
Basic	61,639	65,159	62,351	65,242
Diluted	63,064	66,540	63,768	66,641
Cash dividends per share paid to Woodward common stockholders	$0.11	$0.10	$0.21	$0.18

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net earnings	$40,824	$43,855	$66,644	$87,639
Other comprehensive earnings:
Foreign currency translation adjustments	10,125	(22,012)	(129)	(34,945)
Unrealized gain (loss) on foreign currency transaction designated as a hedge of a net investment in a foreign subsidiary (Note 6)	(345)	-	517	-
Taxes on changes in foreign currency translation adjustments	(601)	411	(295)	1,260
	9,179	(21,601)	93	(33,685)
Reclassification of net realized losses on derivatives to earnings (Note 6)	28	24	57	49
Taxes on changes in derivative transactions	(10)	(8)	(21)	(18)
	18	16	36	31
Minimum retirement benefit liability adjustments (Note 17)
Amortization of:
Net prior service cost (benefit)	57	57	113	113
Net loss	425	127	852	257
Foreign currency exchange rate changes on minimum retirement benefit liabilities	287	518	571	1,058
Taxes on changes in minimum retirement liability adjustments, net of foreign currency exchange rate changes	(290)	(252)	(576)	(509)
	479	450	960	919
Total comprehensive earnings	$50,500	$22,720	$67,733	$54,904

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2016	2015
ASSETS		(a)
Current assets:
Cash and cash equivalents	$84,745	$82,202
Accounts receivable, less allowance for uncollectible amounts of $2,759 and $3,841, respectively	276,848	322,215
Inventories	492,660	447,664
Income taxes receivable	1,687	21,838
Other current assets	36,281	43,791
Total current assets	892,221	917,710
Property, plant and equipment, net	825,972	756,100
Goodwill	556,720	556,977
Intangible assets, net	211,289	225,138
Deferred income tax assets	38,311	13,105
Other assets	44,903	44,886
Total assets	$2,569,416	$2,513,916
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$100,000	$2,430
Accounts payable	177,423	173,287
Income taxes payable	78,430	6,555
Accrued liabilities	123,397	155,936
Total current liabilities	479,250	338,208
Long-term debt, less current portion	617,000	850,000
Deferred income tax liabilities	936	56,414
Other liabilities	353,269	116,190
Total liabilities	1,450,455	1,360,812
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	145,606	131,231
Accumulated other comprehensive losses	(50,369)	(51,458)
Deferred compensation	5,219	4,322
Retained earnings	1,548,832	1,495,274
	1,649,394	1,579,475
Treasury stock at cost, 11,735 shares and 9,763 shares, respectively	(525,214)	(422,049)
Treasury stock held for deferred compensation, at cost, 174 shares and 173 shares, respectively	(5,219)	(4,322)
Total stockholders' equity	1,118,961	1,153,104
Total liabilities and stockholders' equity	$2,569,416	$2,513,916

(a) Retrospectively adjusted as discussed in Note 2, Recent accounting pronouncements

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended March 31,
	2016	2015
Cash flows from operating activities:		(a)
Net earnings	$66,644	$87,639
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,621	37,249
Net gain on sales of assets	(1,601)	(718)
Stock-based compensation	11,422	7,890
Deferred income taxes	(81,496)	3,628
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	57	49
Proceeds from formation of joint venture (Note 4)	250,000	-
Changes in operating assets and liabilities:
Accounts receivable	53,666	26,417
Inventories	(45,918)	(36,085)
Accounts payable and accrued liabilities	(10,734)	6,231
Current income taxes	91,800	(9,173)
Retirement benefit obligations	(1,969)	(2,490)
Other	(2,810)	2,639
Net cash provided by operating activities	361,682	123,276
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(99,316)	(109,402)
Proceeds from sale of assets	2,112	2,345
Net cash used in investing activities	(97,204)	(107,057)
Cash flows from financing activities:
Cash dividends paid	(13,086)	(11,752)
Proceeds from sales of treasury stock	5,288	2,460
Payments for repurchases of common stock	(117,820)	(32,118)
Borrowings on revolving lines of credit and short-term borrowings	300,000	255,000
Payments on revolving lines of credit and short-term borrowings	(385,596)	(252,000)
Payments of long-term debt and capital lease obligations	(50,075)	-
Net cash used in financing activities	(261,289)	(38,410)
Effect of exchange rate changes on cash and cash equivalents	(646)	(12,335)
Net change in cash and cash equivalents	2,543	(34,526)
Cash and cash equivalents at beginning of period	82,202	115,287
Cash and cash equivalents at end of period	$84,745	$80,761

(a) Retrospectively adjusted as discussed in Note 2, Recent accounting pronouncements

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2014	-	72,960	(7,397)	(198)	$106	$112,491	$10,819	$105	$(14,457)	$(3,533)	$3,915	$1,338,468	$(286,588)	$(3,915)	$1,160,944
Net earnings	-	-	-	-	-	-	-	-	-	-	-	87,639	-	-	87,639
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(33,685)	31	919	(32,735)	-	-	-	-	(32,735)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(11,752)	-	-	(11,752)
Purchases of treasury stock	-	-	(622)	-	-	-	-	-	-	-	-	-	(32,118)	-	(32,118)
Sales of treasury stock	-	-	107	-	-	(846)	-	-	-	-	-	-	3,306	-	2,460
Common shares issued from treasury stock for benefit plans	-	-	259	-	-	4,490	-	-	-	-	-	-	8,084	-	12,574
Tax benefit attributable to stock-based compensation	-	-	-	-	-	687	-	-	-	-	-	-	-	-	687
Stock-based compensation	-	-	-	-	-	7,890	-	-	-	-	-	-	-	-	7,890
Purchases of stock by deferred compensation plan	-	-	-	(17)	-	-	-	-	-	-	859	-	-	(859)	-
Distribution of stock from deferred compensation plan	-	-	-	24	-	-	-	-	-	-	(289)	-	-	289	-
Balances as of March 31, 2015	-	72,960	(7,653)	(191)	$106	$124,712	$(22,866)	$136	$(13,538)	$(36,268)	$4,485	$1,414,355	$(307,316)	$(4,485)	$1,195,589

Balances as of October 1, 2015	-	72,960	(9,763)	(173)	$106	$131,231	$(21,610)	$166	$(30,014)	$(51,458)	$4,322	$1,495,274	$(422,049)	$(4,322)	$1,153,104
Net earnings	-	-	-	-	-	-	-	-	-	-	-	66,644	-	-	66,644
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	93	36	960	1,089	-	-	-	-	1,089
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(13,086)	-	-	(13,086)
Purchases of treasury stock	-	-	(2,543)	-	-	-	-	-	-	-	-	-	(120,119)	-	(120,119)
Sales of treasury stock	-	-	254	-	-	(2,366)	-	-	-	-	-	-	8,274	-	5,908
Common shares issued from treasury stock for benefit plans	-	-	317	-	-	5,319	-	-	-	-	-	-	8,680	-	13,999
Stock-based compensation	-	-	-	-	-	11,422	-	-	-	-	-	-	-	-	11,422
Purchases of stock by deferred compensation plan	-	-	-	(24)	-	-	-	-	-	-	1,195	-	-	(1,195)	-
Distribution of stock from deferred compensation plan	-	-	-	23	-	-	-	-	-	-	(298)	-	-	298	-
Balances as of March 31, 2016	-	72,960	(11,735)	(174)	$106	$145,606	$(21,517)	$202	$(29,054)	$(50,369)	$5,219	$1,548,832	$(525,214)	$(5,219)	$1,118,961

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2016 and for the three and six-months ended March 31, 2016 and March 31, 2015, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2016, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and six-months ended March 31, 2016 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

The Condensed Consolidated Balance Sheet as of September 30, 2015 was derived from Woodward’s Annual Report on Form 10-K for the fiscal year then ended.  During the three-months ended March 31, 2016, Woodward adopted Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” and retrospectively applied the guidance to its deferred tax assets and liabilities as of September 30, 2015.  For further discussion of the impact of adopting this new accounting guidance, see Note 2, Recent accounting pronouncements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” to simplify financial reporting of the income tax impacts of share-based compensation arrangements.  As early adoption is allowed,  Woodward adopted ASU 2016-09 during the second quarter of fiscal year 2016.  Under ASU 2016-09 Woodward classifies the excess income tax benefits from stock-based compensation arrangements as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital.  As required by ASU 2016-09, Woodward applied this classification guidance effective as of October 1, 2015.

Under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities.  In addition, when Woodward withholds shares from an employee’s exercise of stock options to fund payment by Woodward of the employee’s taxes, the payment is classified as a financing activity.  Woodward has elected to apply the cash flow classification guidance of ASU 2016-09 retrospectively to any prior periods presented.

Woodward has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

The following table shows the impact of retrospectively applying this guidance to the Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Cash Flows for the three-months ended December 31, 2015.

	Three-Months Ended December 31, 2015
	As previously reported	Adjustment	As recast
Statement of Earnings:
Earnings before income taxes	$27,956	$-	$27,956
Income tax expense	2,345	(209)	2,136
Net earnings	$25,611	$209	$25,820

Earnings per share:
Basic earnings per share	$0.41	$-	$0.41
Diluted earnings per share	$0.40	$-	$0.40

Weighted average common shares outstanding:
Basic	63,054	-	63,054
Diluted	64,373	79	64,452

Statement of Cash Flows:
Net cash provided by operating activities	$37,112	$248	$37,360
Net cash used in investing activities	(31,279)	-	(31,279)
Net cash used in financing activities	(1,131)	(248)	(1,379)
Effect of exchange rate changes on cash and cash equivalents	(2,482)	-	(2,482)
Net change in cash and cash equivalents	$2,220	$-	$2,220

The following table shows the impact of retrospectively applying this guidance to the Condensed Consolidated Statement of Cash Flows for the six-months ended March 31, 2015.

	Six-Months Ended March 31, 2015
	As previously reported	Adjustment	As recast
Statement of Cash Flows:
Net cash provided by operating activities	$122,540	$736	$123,276
Net cash used in investing activities	(107,057)	-	(107,057)
Net cash used in financing activities	(37,674)	(736)	(38,410)
Effect of exchange rate changes on cash and cash equivalents	(12,335)	-	(12,335)
Net change in cash and cash equivalents	$(34,526)	$-	$(34,526)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The purpose of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within the year of adoption.  In transition, Woodward will be required to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach; therefore, Woodward anticipates restating its Consolidated Financial Statements for the two fiscal years prior to the year of adoption.  Early adoption is permitted.  Woodward has not determined in which period it will adopt the new guidance and is currently assessing the impact this guidance may have on its Consolidated Financial Statements, including which of its existing operating leases will be impacted by the new guidance.  Rent expense for all operating leases in fiscal year 2015, none of which was recognized on the balance sheet, was $7,299.  As of September 30, 2015, future minimum rental payments required under operating leases, none of which were recognized on the balance sheet, were $19,546.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify financial reporting and more closely conform U.S. GAAP with International Financial Reporting Standards (“IFRS”).  Under ASU 2015-17, Woodward will classify all deferred tax assets and liabilities by taxing jurisdiction, along with any related valuation allowances, as either a single non-current asset or liability on the balance sheet.  ASU 2015-17 is effective for fiscal years − and interim periods within those fiscal years − beginning after December 15, 2016 (fiscal year 2018 for Woodward).  As early adoption is allowed, Woodward adopted ASU 2015-17 during its second quarter of fiscal year 2016, and retrospectively applied the guidance to its deferred tax assets and liabilities as of September 30, 2015.  The following table shows the impact of retrospectively applying this guidance to the Condensed Consolidated Balance Sheet deferred tax assets and liabilities as of September 30, 2015.

	September 30, 2015
	As previously reported	Adjustment	As recast
Current deferred income tax assets	$29,766	$(29,766)	$-
Total current assets	947,476	(29,766)	917,710
Noncurrent deferred income tax assets	9,388	3,717	13,105
Total assets	2,539,965	(26,049)	2,513,916

Current deferred income tax liabilities	14	(14)	-
Total current liabilities	338,222	(14)	338,208
Noncurrent deferred income tax liabilities	82,449	(26,035)	56,414
Total liabilities	1,386,861	(26,049)	1,360,812
Total liabilities and stockholders' equity	2,539,965	(26,049)	2,513,916

Net deferred tax liabilities	43,309	-	43,309

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  Under ASU 2015-03, Woodward will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset.  Amortization of such costs will continue to be reported as interest expense.  ASU 2015-03 is effective for fiscal years − and interim periods within those fiscal years − beginning after December 15, 2015 (fiscal year 2017 for Woodward).  Early adoption is allowed.  In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement.  Woodward has not determined in which period it will adopt the new guidance. Retrospective adoption is required.  Woodward had unamortized debt issuance costs of $4,921 as of March 31, 2016 and $5,521 as of September 30, 2015.  Long-term debt issuance costs will be reclassified from other assets to long-term debt upon adoption.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  The amendments (i) remove inconsistencies and weaknesses in revenue requirements, (ii) provide a more robust framework for addressing revenue issues, (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provide more useful information to users of financial statements through improved disclosure requirements, and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  In July 2015, the FASB delayed the effective date for the adoption of ASU 2014-09 by one year, and as a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the reporting period.  Early adoption in fiscal year 2018 is permitted for Woodward.  An entity should adopt the amendments using one of the following methods: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  Woodward has not determined what transition method it will use.  In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09.  ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09.  Woodward is currently assessing the impact that the future adoption of these guidances may have on its Condensed Consolidated Financial Statements.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Numerator:
Net earnings	$40,824	$43,855	$66,644	$87,639
Denominator:
Basic shares outstanding	61,639	65,159	62,351	65,242
Dilutive effect of stock options and restricted stock	1,425	1,381	1,417	1,399
Diluted shares outstanding	63,064	66,540	63,768	66,641
Income per common share:
Basic earnings per share	$0.66	$0.67	$1.07	$1.34
Diluted earnings per share	$0.65	$0.66	$1.05	$1.32

The following stock option grants were outstanding during the three and six-months ended March 31, 2016 and 2015, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Options	731	698	734	701
Weighted-average option price	$46.55	$46.55	$46.55	$46.54

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Weighted-average treasury stock shares held for deferred compensation obligations	185	202	181	201

Note 4. Joint ventures

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”).  The JV designs, develops and sources the fuel system for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

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

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded the $250,000 consideration received from GE for its purchase of a 50% equity interest in the JV as deferred income.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  As of March 31, 2016, accrued liabilities include $6,109 and other liabilities include $241,929 of unamortized deferred income realized upon the JV formation.  Amortization of the deferred income recognized as an increase to sales was $1,962 for the three-months ended March 31, 2016.

The $250,000 cash consideration received from GE on January 4, 2016 is taxable upon receipt for income tax purposes but not currently recognized in earnings for book purposes.  Therefore, during the three month period ended March 31, 2016, Woodward recorded estimated incremental current income taxes payable of $94,125 and a related noncurrent deferred tax asset of $94,125.  As of March 31, 2016, current income taxes payable includes $94,125 related to the receipt of $250,000 from GE on January 4, 2016.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but Woodward does have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  Other income includes $2,158 related to Woodward’s equity interest in the earnings of the JV for the three-months ended March 31, 2016.  During the three-months ended March 31, 2016, Woodward received no cash distributions from the JV and therefore, Woodward’s net investment in the JV was $2,158 as of March 31, 2016.

During the three-months ended March 31, 2016, Woodward net sales include $15,015 of sales to the JV and a reduction to sales of $7,016 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.  At March 31, 2016, the JV owed Woodward $4,902 and Woodward owed the JV $3,288.

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

Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of March 31, 2016 or September 30, 2015.

	At March 31, 2016				At September 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$83,582	$-	$-	$83,582	$79,517	$-	$-	$79,517
Investments in money market funds	33	-	-	33	20	-	-	20
Investments in reverse repurchase agreements	1,130	-	-	1,130	2,665	-	-	2,665
Equity securities	11,683	-	-	11,683	9,883	-	-	9,883
Total financial assets	$96,428	$-	$-	$96,428	$92,085	$-	$-	$92,085

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

Accounts receivable, accounts payable and short-term debt are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2016		At September 30, 2015
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$16,988	$16,025	$16,112	$15,638
Liabilities:
Long-term debt, excluding current portion	2	$(647,909)	$(617,000)	$(873,734)	$(850,000)

In fiscal years 2014 and 2013, Woodward received long-term notes from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.4% at March 31, 2016 and 3.0% at September 30, 2015.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term note were 2.4% at March 31, 2016 and 3.0% at September 30, 2015.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.6% at March 31, 2016 and 2.8% at September 30, 2015.

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

Woodward did not enter into any derivatives or hedging transactions during any of the three or six-months ended March 31, 2016 or March 31, 2015.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses (“accumulated OCI”), were net gains of $326 as of March 31, 2016 and $269 as of September 30, 2015.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2016	2015	2016	2015
Amount of (income) expense recognized in earnings on derivative	$28	$24	$57	$49
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-	-	-
Amount of (gain) loss reclassified from accumulated OCI into earnings	28	24	57	49

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of March 31, 2016, Woodward expects to reclassify $72 of net unrecognized gains on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

In June 2015, Woodward designated an intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  An unrealized foreign exchange gain on the loan of $517 is included in foreign currency translation adjustments within total comprehensive earnings for the six-months ended March 31, 2016.

Note 7.  Supplemental statement of cash flows information

	Six-Months Ended March 31,
	2016	2015
Interest paid, net of amounts capitalized	$18,127	$15,507
Income taxes paid	7,470	31,060
Income tax refunds received	1,361	387
Non-cash activities:
Purchases of property, plant and equipment on account	12,028	54,381
Property, plant and equipment acquired by capital lease	1,239	-
Common shares issued from treasury to settle benefit plan obligations (Note 17)	13,999	12,574
Purchases of treasury stock on account	1,745	-
Cashless exercise of stock options	555	-

Note 8.  Inventories

	March 31,	September 30,
	2016	2015
Raw materials	$60,508	$63,896
Work in progress	111,213	91,501
Component parts (1)	265,445	248,047
Finished goods	55,494	44,220
	$492,660	$447,664

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 9.  Property, plant, and equipment

	March 31,	September 30,
	2016	2015
Land and land improvements	$87,632	$79,311
Buildings and building improvements	499,987	372,160
Leasehold improvements	12,797	16,907
Machinery and production equipment	381,243	365,040
Computer equipment and software	111,287	118,154
Office furniture and equipment	22,268	20,939
Other	18,360	18,325
Construction in progress	185,177	252,763
	1,318,751	1,243,599
Less accumulated depreciation	(492,779)	(487,499)
Property, plant and equipment, net	$825,972	$756,100

Included in “Land and land improvements” and “Buildings and improvements” are assets held for sale of $686 at March 31, 2016 and $681 at September 30, 2015 related to Woodward’s Industrial segment.  The entire change in value is due to changes in foreign currency exchange rates between September 30, 2015 and March 31, 2016.  The sale of these assets was completed on April 15, 2016.

Included in “Office furniture and equipment” and “Other” is $1,239 of gross assets acquired on capital leases.

In fiscal year 2015, Woodward completed and placed into service a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and has begun occupying the new facility for its Aerospace segment.  This campus is intended to support Woodward’s expected growth in its Aerospace segment over the next ten years and beyond, required as a result of Woodward being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  Included in “Construction in progress” are costs of $72,244 at March 31, 2016 and $47,629 at September 30, 2015, associated with new equipment purchases for the second campus including capitalized interest of $1,369 at March 31, 2016 and $499 at September 30, 2015.

Woodward is also developing a new campus at its corporate headquarters in Fort Collins, Colorado to support the continued growth of its Industrial segment by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Included in “Construction in progress” are $48,606 at March 31, 2016 and $151,669 at September 30, 2015, associated with the construction of the new campus including capitalized interest of $934 at March 31, 2016 and $5,205 at September 30, 2015.  Woodward began occupying the new campus during its second quarter of fiscal year 2016.  Approximately $135,000 of assets were placed in service during the three-months ended March 31, 2016, and were recorded to “Buildings and building improvements.”

Concurrent with and in relation to Woodward’s significant investment in three new campuses and related equipment in the greater-Rockford, Illinois area, its corporate headquarters in Fort Collins, Colorado (discussed above), and a new campus in Niles, Illinois (that was completed in fiscal year 2015), Woodward initiated a comprehensive review of its depreciation lives as required by U.S. GAAP to evaluate the estimates of the useful lives of Woodward assets.  This review resulted in estimates of the useful lives of both existing and new assets generally in excess of those utilized prior to fiscal year 2016.  The revised estimates will be used in fiscal year 2016 and going forward and result in a downward adjustment of depreciation on existing assets of approximately $12,000 for fiscal year 2016.

For the three and six-months ended March 31, 2016 and March 31, 2015, Woodward had depreciation expense as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Depreciation expense	$8,633	$11,449	$18,749	$22,447

For the three and six-months ended March 31, 2016 and March 31, 2015, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Capitalized interest	$2,267	$2,801	$4,140	$4,766

Note 10.  Goodwill

	September 30, 2015	Effects of Foreign Currency Translation	March 31, 2016
Aerospace	$455,423	$-	$455,423
Industrial	101,554	(257)	101,297
Consolidated	$556,977	$(257)	$556,720

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

The results of Woodward’s goodwill impairment tests performed as of July 31, 2015 did not indicate impairment of any of Woodward’s reporting units.

Note 11.  Intangible assets, net

	March 31, 2016			September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(125,194)	$157,031	$282,225	$(116,232)	$165,993
Industrial	40,992	(32,996)	7,996	41,409	(32,891)	8,518
Total	$323,217	$(158,190)	$165,027	$323,634	$(149,123)	$174,511

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,431	(17,471)	1,960	19,445	(16,921)	2,524
Total	$19,431	$(17,471)	$1,960	$19,445	$(16,921)	$2,524

Process technology:
Aerospace	$76,605	$(40,321)	$36,284	$76,605	$(37,411)	$39,194
Industrial	22,977	(15,428)	7,549	22,924	(14,621)	8,303
Total	$99,582	$(55,749)	$43,833	$99,529	$(52,032)	$47,497

Other intangibles:
Aerospace	$-	$-	$-	$1,400	$(1,300)	$100
Industrial	1,259	(790)	469	1,248	(742)	506
Total	$1,259	$(790)	$469	$2,648	$(2,042)	$606

Total intangibles:
Aerospace	$358,830	$(165,515)	$193,315	$360,230	$(154,943)	$205,287
Industrial	84,659	(66,685)	17,974	85,026	(65,175)	19,851
Consolidated Total	$443,489	$(232,200)	$211,289	$445,256	$(220,118)	$225,138

For the three and six-months ended March 31, 2016 and March 31, 2015, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Amortization expense	$6,926	$7,227	$13,872	$14,802

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2016 (remaining)	$13,622
2017	25,812
2018	24,989
2019	23,152
2020	20,362
Thereafter	103,352
$211,289

Note 12.  Credit facilities, short-term borrowings and long-term debt

Short-term borrowings

A Chinese subsidiary of Woodward has a local uncommitted credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 15% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The local credit facility expires in September 2016.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at March 31, 2016 and September 30, 2015.

A Brazilian subsidiary of Woodward has a local uncommitted credit facility with the Banco J.P. Morgan S.A. under which it has the ability to borrow up to 52,000 Brazilian Real.  Any cash borrowings under the local Brazilian credit facility are secured by a parent guarantee from Woodward.  The Brazilian subsidiary may utilize the local facility to support its operating cash needs.  Local currency borrowings on the Brazilian credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 1.75%.  The local credit facility expires on July 26, 2016.  The Brazilian subsidiary had no outstanding cash borrowings at March 31, 2016 and $2,430 of outstanding cash borrowings at September 30, 2015 against the local credit facility.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of March 31, 2016 and September 30, 2015 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt

	March 31,	September 30,
	2016	2015
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020, unsecured	$267,000	$350,000
Series C notes – 5.92%, due October 2015; unsecured	-	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	57,000	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Total debt	717,000	850,000
Less: short-term portion of long-term debt	(100,000)	-
Long-term debt, excluding short-term portion	$617,000	$850,000

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $267,000 in principal amount of borrowings outstanding as of March 31, 2016, at an effective interest rate of 1.68%.  Under the Revolving Credit Agreement, there were $350,000 in principal amount of borrowings outstanding as of September 30, 2015, at an effective interest rate of 1.44%.  As of March 31, 2016, $100,000 of the $267,000 of borrowings under the Revolving Credit Agreement were classified as short-term based on Woodward’s intent and ability to pay this amount in the next twelve months.  As of September 30, 2015, the entire outstanding balance on the Revolving Credit Agreement was classified as long-term debt.

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

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of March 31, 2016, the Series J Notes bore interest at an effective rate of 1.87%.

On October 1, 2015, Woodward paid the entire principal balance of $50,000 on the Series C notes using borrowings under the Revolving Credit Agreement.  On April 4, 2016, Woodward paid the entire principal balance of $57,000 on the Series E notes using borrowings under the Revolving Credit Agreement.

Note 13.  Accrued liabilities

	March 31,	September 30,
	2016	2015
Salaries and other member benefits	$53,808	$90,472
Warranties	15,553	13,741
Interest payable	11,025	12,526
Current portion of acquired performance obligations and unfavorable contracts (1)	4,663	6,651
Accrued retirement benefits	2,479	2,481
Current portion of loss reserve on contractual lease commitments	1,840	-
Current portion of deferred income from JV formation (Note 4)	6,109	-
Deferred revenues	7,688	10,004
Taxes, other than income	8,709	8,723
Other	11,523	11,338
	$123,397	$155,936

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

	Six-Months Ended March 31,
	2016	2015
Warranties, beginning of period	$13,741	$16,916
Expense	6,411	3,922
Reductions for settling warranties	(4,743)	(5,965)
Foreign currency exchange rate changes	144	(866)
Warranties, end of period	$15,553	$14,007

Loss reserve on contractual lease commitments

In connection with the construction of a new production facility in Niles, Illinois, Woodward vacated a leased facility in Skokie, Illinois.  During the first quarter of fiscal year 2016 Woodward fully vacated the Skokie facility and therefore recorded a charge of $8,165 to recognize a loss reserve against the estimated remaining contractual lease commitments, less anticipated sublease income.

The summary for the activity in the loss reserve during the three and six-months ended March 31, 2016 is as follows:

	Three-Months Ended	Six-Months Ended
	March 31, 2016	March 31, 2016
Loss reserve on contractual lease commitments, beginning of period	$10,629	$2,464
Additions	-	8,165
Reductions	(857)	(857)
Loss reserve on contractual lease commitments, end of period	$9,772	$9,772

Other liabilities included $7,932 of accrued loss reserve on contractual lease commitments that are not expected to be settled or paid within twelve months of March 31, 2016.

Note 14.  Other liabilities

	March 31,	September 30,
	2016	2015
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$54,224	$55,259
Noncurrent portion of deferred income from JV formation (1)	241,929	-
Total unrecognized tax benefits, net of offsetting adjustments	15,234	15,394
Acquired unfavorable contracts (2)	3,553	4,656
Deferred economic incentives (3)	18,424	19,163
Loss reserve on contractual lease commitments (4)	7,932	2,464
Other	11,973	19,254
	$353,269	$116,190

(1)	See Note 4, Joint venture for more information on the deferred income from JV formation.

(2)

In connection with the Duarte business acquisition in fiscal year 2013, Woodward assumed current and long-term performance obligations for contractual commitments that are expected to result in future economic losses.  The long-term portion of the acquired unfavorable contracts is included in Other liabilities.

(3)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and will be recognized as a reduction to non-income tax expense over the economic lives of the related capital expansion projects.

(4)	See Note 13, Accrued liabilites for more information on the loss reserve on contractual lease commitments.

Note 15.  Other (income) expense, net

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Equity interest in the earnings of the JV (Note 4)	$(2,158)	$-	$(2,158)	$-
Net gain on sales of assets	1	(658)	(1,601)	(718)
Rent income	(83)	(135)	(184)	(260)
Net gain on investments in deferred compensation program	(130)	(256)	(434)	(490)
Other	(57)	(35)	(59)	(71)
	$(2,427)	$(1,084)	$(4,436)	$(1,539)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Earnings before income taxes	$54,366	$57,591	$82,322	$114,663
Income tax expense	13,542	13,736	15,678	27,024
Effective tax rate	24.9%	23.9%	19.0%	23.6%

The increase in the year-over-year effective tax rate for the second quarter of fiscal year 2016, is primarily attributable to a smaller favorable release of foreign valuation allowances in the second quarter of fiscal year 2016 as compared to the same period last year.  This increase was partially offset by the permanent extension, in the first quarter of fiscal year 2016, of the U.S. research and experimentation credit (“R&E Credit”) and the adoption of ASU 2016-09 that resulted in a favorable adjustment for the net excess income tax benefits from stock compensation in the second quarter of fiscal year 2016.

The decrease in the year-over-year effective tax rate for the six-months ended March 31, 2016 is primarily attributable to the permanent extension of the R&E Credit and favorable adjustment for the net excess income tax benefits from stock compensation in the current fiscal year, partially offset by a smaller favorable release of foreign valuation allowances in the current fiscal year.  The retroactive portion of the R&E Credit related to the nine-months ended September 30, 2015 was $5,197 and was included in the results of the first quarter of fiscal year 2016.

Gross unrecognized tax benefits were $20,827 as of March 31, 2016, and $21,469 as of September 30, 2015.  Included in the balance of unrecognized tax benefits were $9,780 as of March 31, 2016 and $10,494 as of September 30, 2015, of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $3,385 in the next twelve months due to the completion of reviews by tax authorities and the settlement of tax positions.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued gross interest and penalties of $896 as of March 31, 2016 and $859 as of September 30, 2015.

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  In the second quarter of fiscal years 2016 and 2015, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing 317 shares or common stock for a total value of $13,999 in fiscal year 2016 and 259 shares of common stock for a total value of $12,574 in fiscal year 2015.  The increase in the annual 5% stock contribution is primarily related to a specified group of additional employees becoming eligible for the 5% stock contribution on January 1, 2015 in exchange for freezing one of Woodward’s defined benefit pension plans for that group.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Company costs	$7,478	$6,841	$15,482	$13,019

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

Effective June 30, 2015, the Company terminated the defined benefit pension plan for employees at its Duarte, California manufacturing facility.  The plan, which was established in fiscal year 2013 in connection with the December 2012 acquisition of the Duarte business, was amended in fiscal year 2013 to cease all future benefit accruals under the plan and was at that time closed to new entrants.  Cash payout of benefits will occur after regulatory approval of the plan termination.  In exchange for the freeze and termination of the plan, which were agreed upon through negotiations with the applicable employee union, the employees were provided replacement benefits through full participation in the Woodward U.S. defined contribution plan.  Woodward does not expect future cash payouts to the beneficiaries of the terminated plan to be significantly different from the approximately $221 liability reflected in Woodward’s statement of financial position as of March 31, 2016.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended March 31,
	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Service cost	$424	$505	$185	$195	$609	$700
Interest cost	1,309	1,489	411	522	1,720	2,011
Expected return on plan assets	(2,535)	(2,662)	(666)	(745)	(3,201)	(3,407)
Amortization of:
Net actuarial (gain) loss	323	99	63	46	386	145
Prior service cost (benefit)	96	96	-	-	96	96
Net periodic retirement pension (benefit) cost	$(383)	$(473)	$(7)	$18	$(390)	$(455)
Contributions paid	$-	$-	$139	$121	$139	$121

	Six-Months Ended March 31,
	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Service cost	$1,098	$1,009	$371	$397	$1,469	$1,406
Interest cost	2,626	2,986	846	1,068	3,472	4,054
Expected return on plan assets	(5,077)	(5,332)	(1,363)	(1,523)	(6,440)	(6,855)
Amortization of:
Net actuarial (gain) loss	646	198	128	95	774	293
Prior service cost (benefit)	192	192	-	-	192	192
Net periodic retirement pension (benefit) cost	$(515)	$(947)	$(18)	$37	$(533)	$(910)
Contributions paid	$-	$-	$528	$1,222	$528	$1,222

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$6	$8	$11	$15
Interest cost	262	309	524	617
Amortization of:
Net actuarial (gain) loss	39	(18)	78	(36)
Prior service cost (benefit)	(39)	(39)	(79)	(79)
Net periodic other postretirement (benefit) cost	$268	$260	$534	$517
Contributions paid	$840	$575	$1,221	$901

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

Retirement pension benefits:
United States	$24
United Kingdom	279
Japan	-
Other postretirement benefits	2,882

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Company contributions	$157	$143	$287	$310

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

In the first quarter of fiscal year 2016, Woodward executed a 10b5-1 plan, which is cancellable, to repurchase up to $125,000 of its common stock for a period that will end on April 20, 2016.  During the first half of fiscal year 2016, Woodward purchased 2,523 shares of its common stock for $119,119 under the 10b5-1 plan under the 2015 Authorization.

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

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016			2015
Expected term (years)	n/a	n/a	6.3	-	8.7	6.2	-	8.8
Estimated volatility	n/a	n/a	34.5%	-	35.1%	36.5%
Estimated dividend yield	n/a	n/a	1.0%			0.7%
Risk-free interest rate	n/a	n/a	1.7%	-	2.0%	2.0%	-	2.3%

The following is a summary of the activity for stock option awards during the three and six-months ended March 31, 2016:

	Three-Months Ended		Six-Months Ended
	March 31, 2016		March 31, 2016
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,636	$33.81	4,641	$32.28
Options granted	-	n/a	1,055	40.26
Options exercised	(205)	22.69	(254)	23.29
Options forfeited	(2)	40.26	(13)	42.97
Options, ending balance	5,429	34.22	5,429	34.22

Changes in non-vested stock options during the three and six-months ended March 31, 2016 were as follows:

	Three-Months Ended		Six-Months Ended
	March 31, 2016		March 31, 2016
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options outstanding, beginning balance	2,094	$41.54	1,724	$40.54
Options granted	-	n/a	1,055	40.26
Options vested	(6)	41.74	(680)	36.97
Options forfeited	(2)	40.26	(13)	43.00
Options outstanding, ending balance	2,086	41.54	2,086	41.54

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2016 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,429	$34.22	6.2	$96,625
Options vested and exercisable	3,343	29.66	4.6	74,770
Options vested and expected to vest	5,296	34.03	6.1	95,257

Restricted Stock

In the first quarter of fiscal year 2014, Woodward granted an award of 24 shares of restricted stock to its Chief Executive Officer and President, Thomas A. Gendron.  Subject to Mr. Gendron’s continued employment by the Company, these shares of restricted stock will vest 100% following the end of the Company’s fiscal year 2017 if a specified cumulative earnings per share (“EPS”) target is met or exceeded for fiscal years 2014 through 2017.  If this EPS target is not met, all shares of restricted stock will be forfeited by Mr. Gendron.  The shares of restricted stock were awarded to Mr. Gendron pursuant to a form restricted stock agreement approved by Woodward’s Compensation Committee of the Board of Directors.

A summary of the activity for restricted stock awards in the three and six-months ended March 31, 2016 follows:

	Three-Months Ended		Six-Months Ended
	March 31, 2016		March 31, 2016
	Number	Fair Value per Share	Number	Fair Value per Share
Beginning balance	24	$39.43	24	$39.43
Shares granted	-	n/a	-	n/a
Shares vested	-	n/a	-	n/a
Shares forfeited	-	n/a	-	n/a
Ending balance	24	39.43	24	39.43

Stock-based compensation cost

Woodward recognizes stock compensation expense on a straight-line basis over the requisite service period.  At March 31, 2016, there was approximately $11,239 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan (for which no further grants will be made) and the 2006 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Segment external net sales:
Aerospace	$290,690	$281,426	$559,289	$537,196
Industrial	188,692	211,796	365,203	443,672
Total consolidated net sales	$479,382	$493,222	$924,492	$980,868
Segment earnings:
Aerospace	$50,578	$45,628	$94,064	$81,421
Industrial	19,469	27,224	41,020	66,492
Total segment earnings	70,047	72,852	135,084	147,913
Nonsegment expenses	(9,888)	(10,153)	(40,508)	(22,320)
Interest expense, net	(5,793)	(5,108)	(12,254)	(10,930)
Consolidated earnings before income taxes	$54,366	$57,591	$82,322	$114,663

Segment assets consist of accounts receivable; inventories; property, plant, and equipment, net; goodwill; and other intangibles, net.  A summary of consolidated total assets by segment follows:

	March 31, 2016	September 30, 2015
Segment assets:
Aerospace	$1,585,195	$1,566,421
Industrial	681,721	653,848
Total segment assets	2,266,916	2,220,269
Unallocated corporate property, plant and equipment, net	91,904	85,834
Other unallocated assets	210,596	207,813
Consolidated total assets	$2,569,416	$2,513,916

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	descriptions of our plans and expectations for future operations;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the effect of changes in the level of activity in particular industries or markets;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us; and
•	pension and other postretirement plan assumptions and future contributions.

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

Non-U.S. GAAP Financial Measures

Earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), and free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

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

EBIT and EBITDA for the three and six-months ended March 31, 2016 and March 31, 2015 were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2016	2015	2016	2015
Net earnings	$40,824	$43,855	$66,644	$87,639
Income taxes	13,542	13,736	15,678	27,024
Interest expense	6,234	5,329	13,142	11,278
Interest income	(441)	(221)	(888)	(348)
EBIT	60,159	62,699	94,576	125,593
Amortization of intangible assets	6,926	7,227	13,872	14,802
Depreciation expense	8,633	11,449	18,749	22,447
EBITDA	$75,718	$81,375	$127,197	$162,842

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

Free cash flow for the three and six-months ended March 31, 2016 and March 31, 2015 were as follows:

	Six-Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$361,682	$123,276
Payments for property, plant and equipment	(99,316)	(109,402)
Free cash flow	$262,366	$13,874

OVERVIEW

Joint Venture

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”).  The JV designs, develops and sources the fuel system for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

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

Woodward and GE jointly manage the JV, and any significant decisions and/or actions of the JV require the mutual consent of both Woodward and GE.  Neither Woodward nor GE has a controlling financial interest in the JV, but Woodward does have the ability to significantly influence the operating and financial decisions of the JV.   Therefore, Woodward is accounting for its remaining 50% ownership interest in the JV using the equity method of accounting.    Other income includes $2,158 related to Woodward’s equity interest in the earnings of the JV for the three-months ended March 31, 2016.  During the three-months ended March 31, 2016, Woodward net sales include $15,015 of sales to the JV and a reduction to sales of $7,016 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.

Segment name change

We changed the name of our Energy segment to Industrial.  The term “energy” is largely viewed as “oil and gas” and therefore was not representative of the broader markets we serve in this segment.

Operational Highlights

Second Quarter Highlights

Net sales for the second quarter of fiscal year 2016 were $479,382, a decrease of $13,840, or 2.8%, compared to $493,222 for the second quarter of the prior fiscal year.  Net sales for the second quarter of fiscal year 2016 were negatively impacted by $4,317 related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2015.  Aerospace segment sales for the second quarter of fiscal year 2016 were up 3.3% to $290,690, compared to $281,426 for the second quarter of the prior fiscal year.  Industrial segment sales for the second quarter of fiscal year 2016 were down 10.9% to $188,692, compared to $211,796 for the second quarter of the prior fiscal year.

Net earnings for the second quarter of fiscal year 2016 were $40,824, a decrease of $3,031, or 6.9%, compared to $43,855 for the second quarter of fiscal year 2015.  Net earnings per diluted share was $0.65 for the second quarter of fiscal year 2016 compared to $0.66 for the second quarter of fiscal year 2015.  The effective tax rate in the second quarter of fiscal year 2016 was 24.9%, compared to 23.9% for the second quarter of the prior fiscal year.

EBIT for the second quarter of fiscal year 2016 was $60,159, a decrease of 4.1% from $62,699 for the second quarter of fiscal year 2015.  EBITDA for the second quarter of fiscal year 2016 was $75,718, a decrease of 7.0% from $81,375 for the second quarter of fiscal year 2015.

Aerospace segment earnings as a percent of segment net sales increased to 17.4% in the second quarter of fiscal year 2016 from 16.2% in the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 10.3% in the second quarter of fiscal year 2016 from 12.9% in the prior fiscal year

Year to Date Highlights

Net sales for the first half of fiscal year 2016 were $924,492, a decrease of 5.7% from $980,868 for the first half of the prior fiscal year.  Net sales for the first half of fiscal year 2016 were negatively impacted by $17,198 related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2015.  Aerospace segment sales for the first half of fiscal year 2016 were up 4.1% to $559,289, compared to $537,196 for the first half of the prior fiscal year.  Industrial segment sales for the first half of fiscal year 2016 were down 17.7% to $365,203, compared to $443,672 for the first half of the prior fiscal year.

Net earnings for the first half of fiscal year 2016 were $66,644, or $1.05 per diluted share, a decrease of $20,995, or 24.0%, compared to $87,639, or $1.32 per diluted share, for the first half of fiscal year 2015.  Net earnings for the first half of fiscal year 2016 included approximately $16,100, $9,900 net of tax or $0.16 per diluted share, of special charges related to our efforts to consolidate facilities, reduce costs and address current market conditions.    Net earnings for the first half of fiscal year 2016 were also negatively impacted by approximately $3,000, net of tax, related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2015.

The effective tax rate in the first six months of fiscal year 2016 was 19.0%, compared to 23.6% for the first half of the prior fiscal year.

EBIT for the first half of fiscal year 2016 was $94,576, down 24.7% from $125,593 in the same period of fiscal year 2015.  EBIT for the first half of fiscal year 2016 was negatively impacted by approximately $4,400 related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2015.  EBITDA for the first half of fiscal year 2016 was $127,197, down 21.9% from $162,842 for the same period of fiscal year 2015.  EBIT and EBITDA for the first half of fiscal year 2016 include the special charges of approximately $16,100 discussed above.

Aerospace segment earnings as a percent of segment net sales increased to 16.8% in the first half of fiscal year 2016 from 15.2% in the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 11.2% in the first half of fiscal year 2016 from 15.0% in the prior fiscal year.

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2016 was $361,682, compared to $123,276 for the first half of fiscal year 2015.  The increase in net cash provided by operating activities is attributable to the $250,000 received related to the formation of the JV between Woodward and GE.

Free cash flow for the first half of fiscal year 2016 was $262,366, compared to $13,874 for the first half of fiscal year 2015,  attributable to the $250,000 received related to the formation of the JV between Woodward and GE.

At March 31, 2016, we held $84,745 in cash and cash equivalents, and had total outstanding debt of $717,000 with additional borrowing availability of $724,215, net of outstanding letters of credit, under our revolving credit agreement.  There was additional borrowing capacity of $42,102 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Six-Months Ended
	March 31, 2016	% of Net Sales	March 31, 2015	% of Net Sales	March 31, 2016	% of Net Sales	March 31, 2015	% of Net Sales
Net sales	$479,382	100%	$493,222	100%	$924,492	100%	$980,868	100%
Costs and expenses:
Cost of goods sold	346,139	72.2	355,602	72.1	679,516	73.5	699,362	71.3
Selling, general, and administrative expenses	36,823	7.7	38,450	7.8	77,605	8.4	78,293	8.0
Research and development costs	31,762	6.6	30,328	6.1	63,359	6.9	64,357	6.6
Amortization of intangible assets	6,926	1.4	7,227	1.5	13,872	1.5	14,802	1.5
Interest expense	6,234	1.3	5,329	1.1	13,142	1.4	11,278	1.1
Interest income	(441)	(0.1)	(221)	(0.0)	(888)	(0.1)	(348)	(0.0)
Other (income) expense, net	(2,427)	(0.5)	(1,084)	(0.2)	(4,436)	(0.5)	(1,539)	(0.2)
Total costs and expenses	425,016	88.7	435,631	88.3	842,170	91.1	866,205	88.3
Earnings before income taxes	54,366	11.3	57,591	11.7	82,322	8.9	114,663	11.7
Income tax expense	13,542	2.8	13,736	2.8	15,678	1.7	27,024	2.8
Net earnings	$40,824	8.5	$43,855	8.9	$66,644	7.2	$87,639	8.9

Other select financial data:

	March 31,	September 30,
	2016	2015
Working capital	$412,971	$579,502
Short-term borrowings and current portion of long-term debt	100,000	2,430
Total debt	717,000	852,430
Total stockholders' equity	1,118,961	1,153,104

Net Sales

Consolidated net sales for the second quarter of fiscal year 2016 decreased by $13,840, or 2.8%, compared to the same period of fiscal year 2015.  Consolidated net sales for the first half of fiscal year 2016 decreased by $56,376, or 5.7%, compared to the same period of fiscal year 2015.  Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Six-Month Period
Consolidated net sales for the period ended March 31, 2015	$493,222	$980,868
Aerospace volume	6,282	16,055
Industrial volume	(17,229)	(59,466)
Effects of changes in price and sales mix	1,424	4,233
Effects of changes in foreign currency rates	(4,317)	(17,198)
Consolidated net sales for the period ended March 31, 2016	$479,382	$924,492

The decrease in net sales for the second quarter and first half of fiscal year 2016 was primarily attributable to continued weakness across nearly all our Industrial segment markets, partially offset by increased commercial aftermarket and defense sales in the Aerospace segment markets.

Our net sales were negatively impacted by $4,317 in the second quarter and $17,198 in the first half of fiscal year 2016 due to unfavorable impacts of fluctuations in foreign currency exchange rates compared to the same periods of fiscal year 2015.  Nearly all of the negative foreign currency impact to our net sales was realized through our Industrial segment, primarily due to changes in the European Union countries’ Euro (“EUR”).

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

Costs and Expenses

Costs and expenses for the first half of fiscal year 2016 include special charges totaling approximately $16,100 ($13,300 included in cost of goods sold, $1,700 included in selling, general and administrative expenses, and $1,100 included in research and development costs) related to our efforts to consolidate facilities, reduce costs and address current market conditions.

Cost of goods sold decreased by $9,463 to $346,139, or 72.2% of net sales, for the second quarter of fiscal year 2016 from $355,602, or 72.1% of net sales, for the second quarter of fiscal year 2015.  Cost of goods sold for the first half of fiscal year 2016 decreased by $19,846 to $679,516, or 73.5% of net sales, from $699,362, or 71.3% of net sales from the first half of fiscal year 2015.  The decrease in costs of goods sold for the three and six-month periods is attributable to lower sales volume in our Industrial segment, partially offset by planned new facility start-up expenses for our new Rockford-area facility.  Cost of goods sold for the first half of fiscal year 2016 also included approximately $13,300 of special charges, described above.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 27.8% for the second quarter of fiscal year 2016,  consistent with 27.9% for the same period of the prior fiscal year.  Gross margin was 26.5% for the first half of fiscal year 2016, compared to 28.7% for the same period of the prior fiscal year.  Gross margin for the first half of fiscal year 2016 was lower compared to the same period of fiscal year 2015, primarily related to the inclusion in cost of goods sold of approximately $13,300 of special charges in fiscal year 2016, as well as planned new facility start-up expenses for our new Rockford-area facility.

Selling, general, and administrative expenses decreased by $1,627, or 4.2%, to $36,823 for the second quarter of fiscal year 2016, as compared to $38,450 for the same period of fiscal year 2015.  Selling, general and administrative expenses as a percentage of net sales was 7.7% for the second quarter of fiscal year 2016, consistent with 7.8% for the same period of fiscal year 2015.  Selling, general, and administrative expenses decreased by $688, or 0.9%, to $77,605 for the first half of fiscal year 2016 as compared to $78,293 for the same period of fiscal year 2015.  The decrease in selling, general and administrative expenses for the first half of fiscal year 2016 was due to the inclusion in the first quarter of fiscal year 2015 of approximately $2,000 of expenses associated with our negotiations to enter into the JV agreement with GE for which there is no equivalent expense in fiscal year 2016 partially offset by the special charges of $1,700, described above, in fiscal year 2016 and normal variability in costs.  Selling, general and administrative expenses as a percentage of net sales were 8.4% for the first half of fiscal year 2016, as compared to 8.0% for the same period of fiscal year 2015.

Research and development costs increased by $1,434, or 4.7%, to $31,762 for the second quarter of fiscal year 2016, as compared to $30,328 for the same period of fiscal year 2015.    Research and development costs for the second quarter of fiscal year 2016 increased as a percentage of net sales to 6.6%   as compared to 6.1% for the same period of fiscal year 2015.  Research and development costs decreased by $998, or 1.6%, to $63,359 for the first half of fiscal year 2016 as compared to $64,357 for the same period of fiscal year 2015.    Research and development costs for the first half of fiscal year 2016 increased as a percentage of net sales to 6.9% as compared to 6.6% for the same period of fiscal year 2015.  Research and development costs in both the second quarter and first half of fiscal year 2016 were impacted by variability in the timing of projects and expenses.  In addition, the first half of fiscal year 2016 includes the special charges of $1,100, described above.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs

Amortization of intangible assets decreased to $6,926 for the second quarter and $13,872 for the first half of fiscal year 2016, compared to $7,227 for the second quarter and $14,802 for the first half of fiscal year 2015.  As a percentage of net sales, amortization of intangible assets was 1.4% for the second quarter and 1.5% for the first half of fiscal year 2016, comparable to 1.5% for both the second quarter and first half of fiscal year 2015.  The decrease in amortization expense was primarily related to certain intangible assets becoming fully amortized during fiscal year 2015.

Interest expense increased to $6,234 for the second quarter and $13,142 for the first half of fiscal year 2016, compared to $5,329 for the second quarter and $11,278 for the first half of fiscal year 2015.  As a percentage of net sales, interest expense was 1.3% for the second quarter and 1.4% for the first half of fiscal year 2016, as compared to 1.1% for both the second quarter and first half of fiscal year 2015.  The increase in interest expense was primarily attributable to additional interest expense on higher levels of debt in first half of fiscal year 2016 as compared to the same period of the prior year, as well as lower amounts of capitalized interest in the current fiscal year as capital projects have been completed.

Income taxes were provided at an effective rate on earnings before income taxes of 24.9% for the second quarter and 19.0% for the first half of fiscal year 2016, compared to 23.9% for the second quarter and 23.6% for the first half of fiscal year 2015.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

	Three-Month	Six-Month
	Period	Period
Effective tax rate for the period ended March 31, 2015	23.9%	23.6%
Research and experimentation credit	(2.6)	(4.5)
State and local taxes	0.7	0.1
Adjustment of prior period tax items	-	(1.5)
Taxes on international activities	4.9	2.5
Net excess income tax benefit from stock-based compensation	(2.6)	(2.0)
Other	0.6	0.8
Effective tax rate for the period ended March 31, 2016	24.9%	19.0%

The increase in the year-over-year effective tax rate for the second quarter of fiscal year 2016, is primarily attributable to a smaller favorable release of foreign valuation allowances in the second quarter of fiscal year 2016 as compared to the same period last year.  This increase was partially offset by the permanent extension, in the first quarter of fiscal year 2016, of the U.S. research and experimentation credit (“R&E Credit”) and the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” that resulted in a favorable adjustment for the net excess income tax benefits from stock-based compensation in the second quarter of fiscal year 2016.

The decrease in the year-over-year effective tax rate for the six-months ended March 31, 2016 is primarily attributable to the permanent extension of the R&E Credit and favorable adjustment for the net excess income tax benefits from stock-based compensation in the current fiscal year, partially offset by a smaller favorable release of foreign valuation allowances in the current fiscal year.  The retroactive portion of the R&E Credit related to the nine-months ended September 30, 2015 was $5,197 and was included in the results of the first quarter of fiscal year 2016.

Segment Results

The following table presents sales by segment:

	Three-Months Ended March 31,				Six-Months Ended March 31,
	2016		2015		2016		2015
Net sales:
Aerospace	$290,690	60.6%	$281,426	57.1%	$559,289	60.5%	$537,196	54.8%
Industrial	188,692	39.4	211,796	42.9	365,203	39.5	443,672	45.2
Consolidated net sales	$479,382	100.0%	$493,222	100.0%	$924,492	100.0%	$980,868	100.0%

The following table presents earnings by segment:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2016	2015	2016	2015
Aerospace	$50,578	$45,628	$94,064	$81,421
Industrial	19,469	27,224	41,020	66,492
Total segment earnings	70,047	72,852	135,084	147,913
Nonsegment expenses	(9,888)	(10,153)	(40,508)	(22,320)
Interest expense, net	(5,793)	(5,108)	(12,254)	(10,930)
Consolidated earnings before income taxes	54,366	57,591	82,322	114,663
Income tax expense	(13,542)	(13,736)	(15,678)	(27,024)
Consolidated net earnings	$40,824	$43,855	$66,644	$87,639

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2016	2015	2016	2015
Aerospace	17.4%	16.2%	16.8%	15.2%
Industrial	10.3%	12.9%	11.2%	15.0%

Aerospace

Aerospace segment net sales were $290,690 for the second quarter of fiscal year 2016, compared to $281,426 for the same period of fiscal year 2015.  Segment net sales were $559,289 for the first half of fiscal year 2016, compared to $537,196 for the same period of fiscal year 2015.  The increase in segment net sales for the second quarter and first half of fiscal year 2016 as compared to the same period of fiscal year 2015 was driven primarily by increased commercial aftermarket sales and increased defense sales for orginal equipment manufacturer (“OEM”) and aftermarket, partially offset by weaker commercial OEM sales.

Commercial aftermarket sales were up in the second quarter and first half of fiscal year 2016 compared to the same periods of prior fiscal year, as global passenger traffic growth continues to drive aircraft utilization and our market share continues to grow.

U.S. government funds continue to be prioritized to defense aircraft platforms on which we have content and continue to see significant utilization for military operations.  Defense sales, for both aftermarket and OEM, continued to increase in the second quarter and first half of fiscal year 2016, primarily related to conflicts in the Middle East.  Sales of smart weapons was particularly strong as end-customers replenish their stock.

Commercial OEM sales were down due to lower rotorcraft OEM sales, which were impacted by depressed oil prices, as well as variability in business jet demand.  These decreases were partially offset by increases in large transport OEM sales as aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on steady airline demand and new product introductions.

Aerospace segment earnings increased by $4,950, or 10.8%, to $50,578 for the second quarter of fiscal year 2016, compared to $45,628 for the same period of fiscal year 2015.  Segment earnings increased by $12,643, or 15.5%, to $94,064 for the first half of fiscal year 2016, compared to $81,421 for the same period of fiscal year 2015.  The net increases in Aerospace segment earnings for the second quarter and first half of fiscal year 2016 were due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2015	$45,628	$81,421
Sales volume	2,969	6,836
Price, sales mix and productivity	4,946	7,426
Increase in research and development expenses	(3,428)	(2,742)
Joint venture earnings	2,158	2,158
Other, net	(1,695)	(1,035)
Earnings for the period ended March 31, 2016	$50,578	$94,064

Aerospace segment earnings as a percentage of segment net sales were 17.4% for the second quarter and 16.8% for the first half of fiscal year 2016, compared to 16.2% for the second quarter and 15.2% for the first half of fiscal year 2015.  The increase was primarily attributable to higher sales volume and higher aftermarket sales, partially offset by increases in research and development expenses due to normal variability in the timing of projects and expenses.

Industrial

Industrial segment net sales were $188,692 for the second quarter of fiscal year 2016, compared to $211,796 for the same period of fiscal year 2015.  Segment net sales were $356,203 for the first half of fiscal year 2016, compared to $443,672 for the same period of fiscal year 2015.  The decrease in segment net sales for the second quarter and first half of fiscal year 2016, as compared to the same periods of fiscal year 2015 was driven by weakness across nearly all our Industrial segment markets.  This weakness was primarily due to delayed maintenance and capital infrastructure investments due to slowing economic growth in China and other global markets, as well as continued depressed oil and gas pricing.  Second quarter sales in fiscal year 2016 to the natural gas truck market in Asia were comparable to the second quarter of the prior fiscal year as this market remains depressed.  In addition, the first quarter of fiscal year 2015 had unusually strong sales in the natural gas truck market in Asia, which was not repeated in fiscal year 2016.

The weakness across nearly all our Industrial segment markets was partially offset by strength in the industrial turbomachinery aftermarket.

Foreign currency exchange rates had an unfavorable impact on sales of approximately $3,600 for the second quarter and $16,200 for the first half of fiscal year 2016 compared to the same periods of the prior fiscal year.

Industrial segment earnings decreased by $7,755, or 28.5%, to $19,469 for the second quarter of fiscal year 2016, compared to $27,224 for the same period of fiscal year 2015.  Segment earnings decreased by $25,472, or 38.3%, to $41,020 for the first half of fiscal year 2016 compared to $66,492 for the same period of fiscal year 2015.  The net changes in Industrial segment earnings for the second quarter and first half of fiscal year 2016 were due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2015	$27,224	$66,492
Sales volume	(8,400)	(28,306)
Price, sales mix and productivity	(818)	845
Decrease in research and development expenses	1,895	4,255
Effects of changes in foreign currency rates	(446)	(3,738)
Other, net	14	1,472
Earnings for the period ended March 31, 2016	$19,469	$41,020

Industrial segment earnings as a percentage of segment net sales were 10.3% for the second quarter and 11.2% for the first half of fiscal year 2016, compared to 12.9% for the second quarter and 15.0% for the first half of fiscal year 2015.  The decrease in segment earnings for the second quarter and first half of fiscal year 2016 as compared to the same periods of fiscal year 2015 was driven primarily by the impact of lower sales volume partially offset by cost reduction measures.  In addition, foreign currency exchange rates had an unfavorable impact of $446 for the second quarter and $3,738 for the first half of fiscal year 2016 compared to the same periods of fiscal year 2015.

Nonsegment expenses

Nonsegment expenses were $9,888 for the second quarter of fiscal year 2016, relatively consistent with the second quarter of fiscal year 2015 expenses of $10,153.  As a percent of consolidated net sales, nonsegment expenses were 2.1% of net sales for the second quarter of fiscal year 2016, consistent with the second quarter of fiscal year 2015.

Nonsegment expenses increased to $40,508 for the first half of fiscal year 2016, compared to $22,320 for the first half of fiscal year 2015.  As a percent of consolidated net sales, nonsegment expenses were 4.4% of consolidated net sales for the first half of fiscal year 2016, compared to 2.3% of consolidated net sales for the first half of fiscal year 2015.  The increase in nonsegment expenses in the first half of fiscal year 2016 as compared to the first half of fiscal year 2015 is primarily due to special charges taken in the first quarter of fiscal year 2016 totaling approximately $16,100 related to our efforts to consolidate facilities, reduce costs and address current market conditions.

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

Our aggregate cash and cash equivalents were $84,745 at March 31, 2016 and $82,202 at September 30, 2015, and our working capital was $412,971 at March 31, 2016 and $579,502 at September 30, 2015.  Of the $84,745 of cash and cash equivalents held at March 31, 2016, $84,557 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Our revolving credit facility matures in April 2020 and provides a borrowing capacity of up to $1,000,000 with the option to increase total available borrowings to up to $1,200,000, subject to lenders’ participation.  We can borrow against our $1,000,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our common stock, payments of dividends, acquisitions, and facilities expansions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of our $1,000,000 revolving credit facility and our other credit facilities, see Note 12,  Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Using borrowings on our revolving credit facility, on October 1, 2015, Woodward paid the entire principal balance of $50,000 on the Series C notes, and on April 4, 2016, Woodward paid the entire principal balance of $57,000 on the Series E notes.

At March 31, 2016, we had total outstanding debt of $717,000, with additional borrowing availability of $724,215 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $42,102 under various foreign credit facilities.

At March 31, 2016, we had $267,000 of borrowings outstanding under our revolving credit facility, of which $100,000 was classified as short-term and the remainder was classified as long-term.    Revolving credit facility and short-term borrowing activity during the six-months ended March 31, 2016 were as follows:

Maximum daily balance during the period	$555,000
Average daily balance during the period	$463,147
Weighted average interest rate on average daily balance	1.56%

We believe we were in compliance with all our debt covenants at March 31, 2016.  See Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

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

On January 4, 2016, we consummated the formation of a strategic joint venture between Woodward and GE.    GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 each per year beginning January 4, 2017 subject to certain claw-back conditions.  The $250,000 cash consideration received from GE on January 4, 2016 is taxable in the U.S. upon receipt.  The taxes of approximately $94,125 associated with this cash consideration will be paid through estimated payments made during the remainder of calendar year 2016.  These estimated payments will be made in the third and fourth quarters of fiscal year 2016 and the first quarter of fiscal year 2017.

As previously announced, we completed $125,000 of share repurchases through an accelerated stock repurchase program in second half of fiscal year 2015.  This was part of a previously announced $250,000 stock repurchase initiative.  In the first quarter of fiscal year 2016, we executed a 10b5-1 plan, which is cancellable, to repurchase up to $125,000 of our common stock for a period that will end on April 20, 2016.  During the first half of fiscal year 2016, we purchased 2,523 shares of our common stock for $119,119 under the 10b5-1 plan, using a portion of the $250,000 received from GE.

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

We are currently developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Industrial segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We began occupying the new manufacturing facility during the second quarter of fiscal year 2016.

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

Cash Flows

	Six-Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$361,682	$123,276
Net cash used in investing activities	(97,204)	(107,057)
Net cash used in financing activities	(261,289)	(38,410)
Effect of exchange rate changes on cash and cash equivalents	(646)	(12,335)
Net change in cash and cash equivalents	2,543	(34,526)
Cash and cash equivalents at beginning of period	82,202	115,287
Cash and cash equivalents at end of period	$84,745	$80,761

Net cash flows provided by operating activities for the first half of fiscal year 2016 was $361,682, compared to $123,276 for the same period of fiscal year 2015.  The increase in net cash provided by operating activities is attributable to the $250,000 received related to the formation of the JV between Woodward and GE.

Net cash flows used in investing activities for the first half of fiscal year 2016 was $97,204, compared to $107,057 in the same period of fiscal year 2015.  The decrease in cash used in investing activities compared to the same period of the last fiscal year is due to decreased payments for capital expenditures.  Payments for property, plant and equipment decreased by $10,086 to $99,316 in the first half of fiscal year 2016, as compared to $109,402 in the same period of fiscal year 2015, related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new facility in Niles, Illinois, and a new campus at our headquarters in Fort Collins, Colorado.  The manufacturing and office building in the greater-Rockford, Illinois area and the new facility in Niles, Illinois were both completed in fiscal year 2015.

Net cash flows used in financing activities for the first half of fiscal year 2016 was $261,289, compared to $38,410 for the same period of fiscal year 2015.  During the first half of fiscal year 2016, we had net short and long-term payments of $135,596 compared to net short and long-term borrowings of $3,000 in the same period of fiscal year 2015.  We utilized $117,374 to repurchase 2,490 shares of our common stock in the first half of fiscal year 2016 under our existing stock repurchase program, compared to $32,118 to repurchase 622 shares of our common stock in the same period of fiscal year 2015.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first half of fiscal year 2016.

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

We are currently developing a new campus at our corporate headquarters in Fort Collins, Colorado to support the continued growth of our Industrial segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We began occupying the new campus in our second quarter of fiscal year 2016.

Concurrent with and in relation to our significant investment in three new campuses and related equipment totaling approximately $500,000 as described above, Woodward initiated a comprehensive review of its depreciation lives as required by U.S. GAAP to evaluate the estimates of the useful lives of Woodward assets.  This review resulted in estimates of the useful lives of both existing and new assets generally in excess of those utilized prior to fiscal year 2016.  The revised estimates will be used in fiscal year 2016 and going forward and result in a downward adjustment of depreciation on existing assets of approximately $12,000 for fiscal year 2016.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2016 through January 31, 2016 (2), (3)	949,621	$46.24	949,189	$100,397
February 1, 2016 through February 29, 2016 (2)	657,948	45.13	657,948	70,704
March 1, 2016 through March 31, 2016 (2), (3)	294,763	50.79	291,921	55,881
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
(3)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 432 shares of common stock were acquired in January 2016 and 2,481 shares of common stock were acquired in March 2016 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 361 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in March 2016.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: April 19, 2016	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: April 19, 2016	/s/ Robert F. Weber, Jr.
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

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report