Form 10-Q
period 2016-06-30
Woodward, Inc.
filed 2016-07-21
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-08408
WOODWARD, INC.
(Exact name of registrant as specified in its charter)
Delaware	36-1984010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1081 Woodward Way, Fort Collins, Colorado	80524
(Address of principal executive offices)	(Zip Code)
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

Yes ☐ No ☒

As of July 19, 2016, 61,481,213 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales	$507,664	$494,810	$1,432,156	$1,475,678
Costs and expenses:
Cost of goods sold	370,722	351,421	1,050,238	1,050,783
Selling, general and administrative expenses	36,415	39,305	114,020	117,598
Research and development costs	29,928	33,555	93,287	97,912
Amortization of intangible assets	6,887	7,224	20,759	22,026
Interest expense	6,522	6,077	19,664	17,355
Interest income	(610)	(219)	(1,498)	(567)
Other (income) expense, net (Note 16)	(5,608)	(112)	(10,044)	(1,651)
Total costs and expenses	444,256	437,251	1,286,426	1,303,456
Earnings before income taxes	63,408	57,559	145,730	172,222
Income tax expense	12,361	13,806	28,039	40,830
Net earnings	$51,047	$43,753	$117,691	$131,392

Earnings per share (Note 3):
Basic earnings per share	$0.83	$0.68	$1.90	$2.02
Diluted earnings per share	$0.81	$0.66	$1.85	$1.98

Weighted Average Common Shares Outstanding (Note 3):
Basic	61,341	64,781	62,015	65,088
Diluted	63,109	66,227	63,560	66,504
Cash dividends per share paid to Woodward common stockholders	$0.11	$0.10	$0.32	$0.28

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net earnings	$51,047	$43,753	$117,691	$131,392
Other comprehensive earnings:
Foreign currency translation adjustments	(9,359)	6,979	(9,488)	(27,966)
Gain (loss) on foreign currency transaction designated as a hedge of a net investment in a foreign subsidiary (Note 6)	395	11	912	11
Taxes on changes in foreign currency translation adjustments	444	240	149	1,500
	(8,520)	7,230	(8,427)	(26,455)
Reclassification of net realized (gains) losses on derivatives to earnings (Note 6)	(18)	25	39	74
Taxes on changes in derivative transactions	7	(10)	(14)	(28)
	(11)	15	25	46
Minimum retirement benefit liability adjustments (Note 18)
Amortization of:
Net prior service cost (benefit)	56	56	169	169
Net loss	424	128	1,276	385
Foreign currency exchange rate changes on minimum retirement benefit liabilities	657	(604)	1,228	454
Taxes on changes in minimum retirement liability adjustments, net of foreign currency exchange rate changes	(421)	141	(997)	(368)
	716	(279)	1,676	640
Total comprehensive earnings	$43,232	$50,719	$110,965	$105,623

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2016	2015
ASSETS		(a)
Current assets:
Cash and cash equivalents	$118,119	$82,202
Accounts receivable, less allowance for uncollectible amounts of $2,798 and $3,841, respectively	291,181	322,215
Inventories	500,043	447,664
Income taxes receivable	4,740	21,838
Other current assets	36,433	43,791
Total current assets	950,516	917,710
Property, plant and equipment, net	844,455	756,100
Goodwill	555,530	556,977
Intangible assets, net	204,310	225,138
Deferred income tax assets	43,934	13,105
Other assets	47,321	44,886
Total assets	$2,646,066	$2,513,916
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$100,000	$2,430
Accounts payable	178,095	173,287
Income taxes payable	47,921	6,555
Accrued liabilities	125,760	155,936
Total current liabilities	451,776	338,208
Long-term debt, less current portion	685,000	850,000
Deferred income tax liabilities	1,081	56,414
Other liabilities	349,685	116,190
Total liabilities	1,487,542	1,360,812
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	141,895	131,231
Accumulated other comprehensive losses	(58,184)	(51,458)
Deferred compensation	5,061	4,322
Retained earnings	1,593,124	1,495,274
	1,682,002	1,579,475
Treasury stock at cost, 11,501 shares and 9,763 shares, respectively	(518,417)	(422,049)
Treasury stock held for deferred compensation, at cost, 157 shares and 173 shares, respectively	(5,061)	(4,322)
Total stockholders' equity	1,158,524	1,153,104
Total liabilities and stockholders' equity	$2,646,066	$2,513,916

(a) Retrospectively adjusted as discussed in Note 2, Recent accounting pronouncements

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended June 30,
	2016	2015
Cash flows from operating activities:		(a)
Net earnings	$117,691	$131,392
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,921	55,754
Net gain on sales of assets	(4,188)	(766)
Stock-based compensation	13,267	11,086
Deferred income taxes	(87,338)	1,623
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	39	74
Proceeds from formation of joint venture (Note 4)	250,000	-
Changes in operating assets and liabilities:
Accounts receivable	40,012	65,345
Inventories	(56,187)	(44,630)
Accounts payable and accrued liabilities	(6,548)	(41,868)
Current income taxes	58,184	(10,897)
Retirement benefit obligations	(2,903)	(3,365)
Other	(9,469)	7,742
Net cash provided by operating activities	362,481	171,490
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(128,628)	(190,865)
Proceeds from sale of assets	5,747	2,486
Net cash used in investing activities	(122,881)	(188,379)
Cash flows from financing activities:
Cash dividends paid	(19,841)	(18,285)
Proceeds from sales of treasury stock	12,532	7,936
Payments for repurchases of common stock	(125,542)	(157,118)
Borrowings on revolving lines of credit and short-term borrowings	560,000	869,970
Payments on revolving lines of credit and short-term borrowings	(520,596)	(701,610)
Payments of long-term debt and capital lease obligations	(107,188)	-
Payments of debt financing costs	-	(2,359)
Net cash used in financing activities	(200,635)	(1,466)
Effect of exchange rate changes on cash and cash equivalents	(3,048)	(9,548)
Net change in cash and cash equivalents	35,917	(27,903)
Cash and cash equivalents at beginning of period	82,202	115,287
Cash and cash equivalents at end of period	$118,119	$87,384

(a) Retrospectively adjusted as discussed in Note 2, Recent accounting pronouncements

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2014	-	72,960	(7,397)	(198)	$106	$112,491	$10,819	$105	$(14,457)	$(3,533)	$3,915	$1,338,468	$(286,588)	$(3,915)	$1,160,944
Net earnings	-	-	-	-	-	-	-	-	-	-	-	131,392	-	-	131,392
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(26,455)	46	640	(25,769)	-	-	-	-	(25,769)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(18,285)	-	-	(18,285)
Purchases of treasury stock	-	-	(2,670)	-	-	-	-	-	-	-	-	-	(157,118)	-	(157,118)
Sales of treasury stock	-	-	428	-	-	(4,841)	-	-	-	-	-	-	12,777	-	7,936
Common shares issued from treasury stock for benefit plans	-	-	259	-	-	4,490	-	-	-	-	-	-	8,084	-	12,574
Tax benefit attributable to stock-based compensation	-	-	-	-	-	4,511	-	-	-	-	-	-	-	-	4,511
Stock-based compensation	-	-	-	-	-	11,086	-	-	-	-	-	-	-	-	11,086
Purchases of stock by deferred compensation plan	-	-	-	(18)	-	-	-	-	-	-	876	-	-	(876)	-
Distribution of stock from deferred compensation plan	-	-	-	43	-	-	-	-	-	-	(477)	-	-	477	-
Balances as of June 30, 2015	-	72,960	(9,380)	(173)	$106	$127,737	$(15,636)	$151	$(13,817)	$(29,302)	$4,314	$1,451,575	$(422,845)	$(4,314)	$1,127,271

Balances as of October 1, 2015	-	72,960	(9,763)	(173)	$106	$131,231	$(21,610)	$166	$(30,014)	$(51,458)	$4,322	$1,495,274	$(422,049)	$(4,322)	$1,153,104
Net earnings	-	-	-	-	-	-	-	-	-	-	-	117,691	-	-	117,691
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(8,427)	25	1,676	(6,726)	-	-	-	-	(6,726)
Cash dividends paid	-	-	-	-	-	-	-	-	-	-	-	(19,841)	-	-	(19,841)
Purchases of treasury stock	-	-	(2,660)	-	-	-	-	-	-	-	-	-	(126,295)	-	(126,295)
Sales of treasury stock	-	-	605	-	-	(7,961)	-	-	-	-	-	-	21,247	-	13,286
Common shares issued from treasury stock for benefit plans	-	-	317	-	-	5,319	-	-	-	-	-	-	8,680	-	13,999
Tax benefit attributable to stock-based compensation	-	-	-	-	-	39	-	-	-	-	-	-	-	-	39
Stock-based compensation	-	-	-	-	-	13,267	-	-	-	-	-	-	-	-	13,267
Purchases of stock by deferred compensation plan	-	-	-	(25)	-	-	-	-	-	-	1,232	-	-	(1,232)	-
Distribution of stock from deferred compensation plan	-	-	-	41	-	-	-	-	-	-	(493)	-	-	493	-
Balances as of June 30, 2016	-	72,960	(11,501)	(157)	$106	$141,895	$(30,037)	$191	$(28,338)	$(58,184)	$5,061	$1,593,124	$(518,417)	$(5,061)	$1,158,524

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2016 and for the three and nine-months ended June 30, 2016 and June 30, 2015, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2016, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and nine-months ended June 30, 2016 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements included herein.  Significant estimates in these Condensed Consolidated Financial Statements include allowances for uncollectible amounts, net realizable value of inventories, customer rebates earned and payable, warranty reserves, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, including identifiable intangible assets and goodwill, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees and board members, and contingencies.  Actual results could vary from Woodward’s estimates.

In the first quarter of fiscal year 2016, Woodward changed the name of its Energy segment to Industrial.  The term “energy” is largely viewed as “oil and gas” and therefore was not representative of the broader markets Woodward serves in this segment.

Note 2.  Recent accounting pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (fiscal year 2021 for Woodward), including interim periods within the year of adoption.  Early adoption is permitted for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within those fiscal years.  Woodward has not determined in which period it will adopt the new guidance but does not expect the application of the CECL impairment model to have a significant impact on Woodward’s allowance for uncollectible amounts for accounts receivable and notes receivable from municipalities.

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

	Three-Months Ended December 31, 2015
	As previously reported	Adjustment	As recast
Statement of Earnings:
Earnings before income taxes	$27,956	$-	$27,956
Income tax expense	2,345	(209)	2,136
Net earnings	$25,611	$209	$25,820

Earnings per share:
Basic earnings per share	$0.41	$-	$0.41
Diluted earnings per share	$0.40	$-	$0.40

Weighted average common shares outstanding:
Basic	63,054	-	63,054
Diluted	64,373	79	64,452

Statement of Cash Flows:
Net cash provided by operating activities	$37,112	$248	$37,360
Net cash used in investing activities	(31,279)	-	(31,279)
Net cash used in financing activities	(1,131)	(248)	(1,379)
Effect of exchange rate changes on cash and cash equivalents	(2,482)	-	(2,482)
Net change in cash and cash equivalents	$2,220	$-	$2,220

The following table shows the impact of retrospectively applying this guidance to the Condensed Consolidated Statement of Cash Flows for the nine-months ended June  30, 2015.

	Nine-Months Ended June 30, 2015
	As previously reported	Adjustment	As recast
Statement of Cash Flows:
Net cash provided by operating activities	$167,320	$4,170	$171,490
Net cash used in investing activities	(188,379)	-	(188,379)
Net cash provided by (used in) financing activities	2,704	(4,170)	(1,466)
Effect of exchange rate changes on cash and cash equivalents	(9,548)	-	(9,548)
Net change in cash and cash equivalents	$(27,903)	$-	$(27,903)

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  Under ASU 2015-03, Woodward will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset.  Amortization of such costs will continue to be reported as interest expense.  ASU 2015-03 is effective for fiscal years − and interim periods within those fiscal years − beginning after December 15, 2015 (fiscal year 2017 for

Woodward).  Early adoption is allowed.  In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement.  Woodward has not determined in which period it will adopt the new guidance. Retrospective adoption is required.  Woodward had unamortized debt issuance costs of $4,638 as of June 30, 2016 and $5,521 as of September 30, 2015.  Long-term debt issuance costs will be reclassified from other assets to long-term debt upon adoption.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”).  ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance.  ASC 606 outlines a five-step model, under which Woodward will recognize revenue as performance obligations within a customer contract are satisfied.  ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability.  Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the reporting period.  Woodward may elect to adopt ASC 606 in fiscal year 2018, but does not expect to do so.  Upon adoption, Woodward must elect to adopt either retrospectively to each prior reporting period presented or using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application.  Woodward has not determined what transition method it will use.  Woodward is currently assessing the impact that the future adoption of ASC 606 may have on its Condensed Consolidated Financial Statements by analyzing its current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net earnings	$51,047	$43,753	$117,691	$131,392
Denominator:
Basic shares outstanding	61,341	64,781	62,015	65,088
Dilutive effect of stock options and restricted stock	1,768	1,446	1,545	1,416
Diluted shares outstanding	63,109	66,227	63,560	66,504
Income per common share:
Basic earnings per share	$0.83	$0.68	$1.90	$2.02
Diluted earnings per share	$0.81	$0.66	$1.85	$1.98

The following stock option grants were outstanding during the three and nine-months ended June 30, 2016 and 2015, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three-Months Ended				Nine-Months Ended
	June 30,				June 30,
	2016		2015		2016	2015
Options		-		-	731	699
Weighted-average option price	$	n/a	$	n/a	$46.55	$46.55

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted-average treasury stock shares held for deferred compensation obligations	166	182	175	194

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

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded the $250,000 consideration received from GE for its purchase of a 50% equity interest in the JV as deferred income.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  As of June 30, 2016, accrued liabilities include $6,176 and other liabilities include $240,129 of unamortized deferred income realized upon the JV formation.  Amortization of the deferred income recognized as an increase to sales was $1,733 for the three-months and $3,695 for the six-months ended June 30, 2016.

The $250,000 cash consideration received from GE on January 4, 2016 is taxable upon receipt for income tax purposes but not currently recognized in earnings for book purposes.  Therefore, during the three month period ended March 31, 2016, Woodward recorded estimated incremental current income taxes payable of $94,125 and a related noncurrent deferred tax asset of $94,125.  As of June 30, 2016, current income taxes payable includes $46,520 related to the receipt of $250,000 from GE on January 4, 2016.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but Woodward does have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  Other income includes $2,728 for the three-months and $4,886 for the six-months ended June 30, 2016 related to Woodward’s equity interest in the earnings of the JV.

During the six-months ended June 30, 2016, Woodward received no cash distributions from the JV and therefore, Woodward’s net investment in the JV was $4,886 as of June 30, 2016.

During the three and six-months ended June 30, 2016, Woodward net sales include $15,136 and $30,151, respectively, of sales to the JV and a reduction to sales of $7,643 and $14,659, respectively, related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.  At June 30, 2016, the JV owed Woodward $4,426 and Woodward owed the JV $3,908.

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of June 30, 2016 or September 30, 2015.

	At June 30, 2016				At September 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$117,339	$-	$-	$117,339	$79,517	$-	$-	$79,517
Investments in money market funds	41	-	-	41	20	-	-	20
Investments in reverse repurchase agreements	739	-	-	739	2,665	-	-	2,665
Equity securities	11,964	-	-	11,964	9,883	-	-	9,883
Total financial assets	$130,083	$-	$-	$130,083	$92,085	$-	$-	$92,085

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

Accounts receivable, accounts payable, the current portion of long-term debt, and short-term debt are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2016		At September 30, 2015
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$17,774	$16,165	$16,112	$15,638
Liabilities:
Long-term debt, excluding current portion	2	$(725,891)	$(685,000)	$(873,734)	$(850,000)

In fiscal years 2014 and 2013, Woodward received long-term notes from a municipality within the state of Illinois in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.0% at June 30, 2016 and 3.0% at September 30, 2015.

In fiscal year 2013, Woodward received a long-term note from a municipality within the state of Colorado in connection with certain economic incentives related to Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term note was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term note were 2.0% at June 30, 2016 and 3.0% at September 30, 2015.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.4% at June 30, 2016 and 2.8% at September 30, 2015.

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

In June 2015, Woodward designated an intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Foreign exchange gains on the loan of $912 for the nine-months ended June 30, 2016 and $11 for the nine-months ended June 30, 2015 are included in foreign currency translation adjustments within total comprehensive earnings.    In June 2016, the intercompany loan was

repaid, resulting in a realized gain of $1,484 that was recognized within total comprehensive earnings, of which $912 was recognized in fiscal year 2016 and $572 was recognized in fiscal year 2015.

In July 2016, Woodward designated a new intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Foreign exchange gains or losses on the loan will be recognized in foreign currency translation adjustments within total comprehensive earnings.

Woodward did not enter into any derivatives or hedging transactions during any of the three or nine-months ended June 30, 2016.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive losses (“accumulated OCI”), were net gains of $308 as of June 30, 2016 and $269 as of September 30, 2015.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Condensed Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2016	2015	2016	2015
Amount of (income) expense recognized in earnings on derivative	$(18)	$25	$39	$74
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-	-	-
Amount of (gain) loss reclassified from accumulated OCI into earnings	(18)	25	39	74

Based on the carrying value of the realized but unrecognized gains and losses on terminated derivative instruments designated as cash flow hedges as of June 30, 2016, Woodward expects to reclassify $72 of net unrecognized gains on terminated derivative instruments from accumulated other comprehensive earnings to earnings during the next twelve months.

Note 7.  Supplemental statement of cash flows information

	Nine-Months Ended June 30,
	2016	2015
Interest paid, net of amounts capitalized	$31,764	$30,090
Income taxes paid	59,431	48,801
Income tax refunds received	1,715	426
Non-cash activities:
Purchases of property, plant and equipment on account	13,656	39,122
Property, plant and equipment acquired by capital lease	1,626	-
Common shares issued from treasury to settle benefit plan obligations (Note 18)	13,999	12,574
Cashless exercise of stock options	753	-

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

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts from Chinese customers, in settlement of certain customer accounts receivable, bankers’ acceptance notes issued by creditworthy Chinese banks.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the banker’s acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is Woodward’s policy to accept only bankers’ acceptance notes with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a banker’s acceptance note from a customer, such customer has no further obligation to pay Woodward for the related accounts receivable balance.  Woodward only accepts bankers’ acceptance notes issued by creditworthy banks as to which the credit risk associated with the bankers’ acceptance notes is assessed to be minimal.

The composition of Woodward’s accounts receivable at June 30, 2016 and September 30, 2015 follows:

	June 30,	September 30,
	2016	2015
Accounts receivable from:
Customers	$285,091	$323,137
Other (Chinese financial institutions)	8,888	2,919
Allowance for uncollectible customer amounts	(2,798)	(3,841)
	$291,181	$322,215

Note 9.  Inventories

	June 30,	September 30,
	2016	2015
Raw materials	$62,208	$63,896
Work in progress	116,748	91,501
Component parts (1)	266,124	248,047
Finished goods	54,963	44,220
	$500,043	$447,664

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 10.  Property, plant, and equipment

	June 30,	September 30,
	2016	2015
Land and land improvements	$87,466	$79,311
Buildings and building improvements	523,238	372,160
Leasehold improvements	14,018	16,907
Machinery and production equipment	417,435	365,040
Computer equipment and software	112,273	118,154
Office furniture and equipment	25,517	20,939
Other	18,371	18,325
Construction in progress	138,798	252,763
	1,337,116	1,243,599
Less accumulated depreciation	(492,661)	(487,499)
Property, plant and equipment, net	$844,455	$756,100

Included in “Land and land improvements” and “Buildings and improvements” are assets held for sale of $681 at September 30, 2015 related to Woodward’s Industrial segment.  The sale of these assets was completed on April 15, 2016.

Included in “Office furniture and equipment” and “Other” is $1,626 of gross assets acquired on capital leases.

In fiscal year 2015, Woodward completed and placed into service a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and has occupied the new facility in anticipation of beginning serial production of new narrow-body product lines beginning in fiscal year 2017 for its Aerospace segment.  This campus is intended to support Woodward’s expected growth in its Aerospace segment over the next ten years and beyond, required as a result of Woodward being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  Included in “Construction in progress” are costs of $66,695 at June 30, 2016 and $47,629 at September 30, 2015, associated with new equipment purchases for the second campus including capitalized interest of $1,469 at June 30, 2016 and $499 at September 30, 2015.

During the first nine-months of fiscal year 2016, Woodward completed and placed into service a new campus at its corporate headquarters in Fort Collins, Colorado to support the future growth of its Industrial segment by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Woodward began occupying the new campus during its second quarter of fiscal year 2016.  Approximately $158,000 of assets were placed in service during the six-months ended June  30, 2016, and were recorded to “Buildings and building improvements.”    Included in “Construction in progress” are $4,554 at June 30, 2016 and $151,669 at September 30, 2015, associated with the construction of the new campus and related new equipment purchases, including capitalized interest of $284 at June 30, 2016 and $5,205 at September 30, 2015.

Concurrent with and in relation to Woodward’s significant investment in three new campuses and related equipment in the greater-Rockford, Illinois area, its corporate headquarters in Fort Collins, Colorado (both discussed above), and a new campus in Niles, Illinois (that was completed in fiscal year 2015), Woodward initiated a comprehensive review of its depreciation lives as required by U.S. GAAP to evaluate the estimates of the useful lives of Woodward assets.  This review resulted in estimates of the useful lives of both existing and new assets generally in excess of those utilized prior to fiscal year 2016.  The revised estimates will be used in fiscal year 2016 and going forward and result in a downward adjustment of depreciation on existing assets of approximately $12,000 for fiscal year 2016.

For the three and nine-months ended June 30, 2016 and June 30, 2015, Woodward had depreciation expense as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Depreciation expense	$10,413	$11,280	$29,162	$33,727

For the three and nine-months ended June 30, 2016 and June 30, 2015, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Capitalized interest	$914	$2,544	$5,054	$7,310

Note 11.  Goodwill

	September 30, 2015	Effects of Foreign Currency Translation	June 30, 2016
Aerospace	$455,423	$-	$455,423
Industrial	101,554	(1,447)	100,107
Consolidated	$556,977	$(1,447)	$555,530

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

The results of Woodward’s goodwill impairment tests performed as of July 31, 2015 did not indicate impairment of any of Woodward’s reporting units.

Note 12.  Intangible assets, net

	June 30, 2016			September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(129,675)	$152,550	$282,225	$(116,232)	$165,993
Industrial	40,906	(33,200)	7,706	41,409	(32,891)	8,518
Total	$323,131	$(162,875)	$160,256	$323,634	$(149,123)	$174,511

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,314	(17,644)	1,670	19,445	(16,921)	2,524
Total	$19,314	$(17,644)	$1,670	$19,445	$(16,921)	$2,524

Process technology:
Aerospace	$76,605	$(41,775)	$34,830	$76,605	$(37,411)	$39,194
Industrial	22,864	(15,748)	7,116	22,924	(14,621)	8,303
Total	$99,469	$(57,523)	$41,946	$99,529	$(52,032)	$47,497

Other intangibles:
Aerospace	$-	$-	$-	$1,400	$(1,300)	$100
Industrial	1,233	(795)	438	1,248	(742)	506
Total	$1,233	$(795)	$438	$2,648	$(2,042)	$606

Total intangibles:
Aerospace	$358,830	$(171,450)	$187,380	$360,230	$(154,943)	$205,287
Industrial	84,317	(67,387)	16,930	85,026	(65,175)	19,851
Consolidated Total	$443,147	$(238,837)	$204,310	$445,256	$(220,118)	$225,138

For the three and nine-months ended June 30, 2016 and June 30, 2015, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization expense	$6,887	$7,224	$20,759	$22,026

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2016 (remaining)	$6,725
2017	25,788
2018	24,965
2019	23,129
2020	20,354
Thereafter	103,349
$204,310

Note 13.  Credit facilities, short-term borrowings and long-term debt

Short-term borrowings

A Chinese subsidiary of Woodward has a local uncommitted credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 15% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The local credit facility expires in September 2016.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at June 30, 2016 and September 30, 2015.

A Brazilian subsidiary of Woodward has a local uncommitted credit facility with the Banco J.P. Morgan S.A. under which it has the ability to borrow up to 52,000 Brazilian Real.  Any cash borrowings under the local Brazilian credit facility are secured by a parent guarantee from Woodward.  The Brazilian subsidiary may utilize the local facility to support its operating cash needs.  Local currency borrowings on the Brazilian credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 1.75%.  The local credit facility expires on July 26, 2016.  The Brazilian subsidiary had no outstanding cash borrowings at June 30, 2016 and $2,430 of outstanding cash borrowings at September 30, 2015 against the local credit facility.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of June 30, 2016 and September 30, 2015 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt

	June 30,	September 30,
	2016	2015
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020, unsecured	$392,000	$350,000
Series C notes – 5.92%, due October 2015; unsecured	-	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	-	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Total debt	785,000	850,000
Less: short-term portion of long-term debt	(100,000)	-
Long-term debt, excluding short-term portion	$685,000	$850,000

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement between Woodward and a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $392,000 in principal amount of borrowings outstanding as of June 30, 2016, at an effective interest rate of 1.51%.  Under the Revolving Credit Agreement, there were $350,000 in principal amount of borrowings outstanding as of September 30, 2015, at an effective interest rate of 1.44%.  As of June 30, 2016, $100,000 of the $392,000

of borrowings under the Revolving Credit Agreement were classified as short-term based on Woodward’s intent and ability to pay this amount in the next twelve months.  As of September 30, 2015, the entire outstanding balance on the Revolving Credit Agreement was classified as long-term debt.

In April 2015, in connection with amendments made to the Revolving Credit Agreement, Woodward incurred $2,359 in financing costs.  These costs were deferred and are being amortized using the straight-line method over the life of the Revolving Credit Agreement.

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

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of June 30, 2016, the Series J Notes bore interest at an effective rate of 1.88%.

On October 1, 2015, Woodward paid the entire principal balance of $50,000 on the Series C notes using borrowings under the Revolving Credit Agreement.  On April 4, 2016, Woodward paid the entire principal balance of $57,000 on the Series E notes using borrowings under the Revolving Credit Agreement.

Note 14.  Accrued liabilities

	June 30,	September 30,
	2016	2015
Salaries and other member benefits	$63,653	$90,472
Warranties	15,183	13,741
Interest payable	4,559	12,526
Current portion of acquired performance obligations and unfavorable contracts (1)	4,079	6,651
Accrued retirement benefits	2,477	2,481
Current portion of loss reserve on contractual lease commitments	1,840	-
Current portion of deferred income from JV formation (Note 4)	6,176	-
Deferred revenues	8,283	10,004
Taxes, other than income	8,752	8,723
Other	10,758	11,338
	$125,760	$155,936

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

	Nine-Months Ended June 30,
	2016	2015
Warranties, beginning of period	$13,741	$16,916
Expense, net of recoveries	7,362	6,651
Reductions for settling warranties	(6,015)	(9,245)
Foreign currency exchange rate changes	95	(632)
Warranties, end of period	$15,183	$13,690

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

The summary for the activity in the loss reserve during the three and nine-months ended June 30, 2016 is as follows:

	Three-Months Ended	Nine-Months Ended
	June 30, 2016	June 30, 2016
Loss reserve on contractual lease commitments, beginning of period	$9,772	$2,464
Additions	-	8,165
Reductions	(168)	(1,025)
Loss reserve on contractual lease commitments, end of period	$9,604	$9,604

Other liabilities included $7,764 of accrued loss reserve on contractual lease commitments that are not expected to be settled or paid within twelve months of June 30, 2016.

Note 15.  Other liabilities

	June 30,	September 30,
	2016	2015
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$52,994	$55,259
Noncurrent portion of deferred income from JV formation (1)	240,129	-
Total unrecognized tax benefits, net of offsetting adjustments	15,065	15,394
Acquired unfavorable contracts (2)	3,352	4,656
Deferred economic incentives (3)	17,396	19,163
Loss reserve on contractual lease commitments (4)	7,764	2,464
Other	12,985	19,254
	$349,685	$116,190

(1)	See Note 4, Joint venture for more information on the deferred income from JV formation.

(2)

In connection with the Duarte business acquisition in fiscal year 2013, Woodward assumed current and long-term performance obligations for contractual commitments that are expected to result in future economic losses.  The long-term portion of the acquired unfavorable contracts is included in Other liabilities.

(3)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to non-income tax expense over the economic lives of the related capital expansion projects.

(4)	See Note 13, Accrued liabilites for more information on the loss reserve on contractual lease commitments.

Note 16.  Other (income) expense, net

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Equity interest in the earnings of the JV (Note 4)	$(2,728)	$-	$(4,886)	$-
Net gain on sales of assets	(2,587)	(48)	(4,188)	(766)
Rent income	(66)	(105)	(250)	(365)
Net (gain) loss on investments in deferred compensation program	(212)	10	(646)	(480)
Other	(15)	31	(74)	(40)
	$(5,608)	$(112)	$(10,044)	$(1,651)

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Earnings before income taxes	$63,408	$57,559	$145,730	$172,222
Income tax expense	12,361	13,806	28,039	40,830
Effective tax rate	19.5%	24.0%	19.2%	23.7%

The decrease in the year-over-year effective tax rate for the three and nine-months ended June 30, 2016 is primarily attributable to the recognition through earnings of a net excess income tax benefit from stock compensation due to the adoption of ASU 2016-09 and the permanent extension of the U.S. research and experimentation credit (“R&E Credit”),  both occurring in fiscal year 2016.  These impacts were partially offset by a smaller favorable release of a foreign valuation allowance in the current fiscal year as compared to the prior fiscal year and a favorable increase in the net value of deferred tax assets recorded in the third quarter of fiscal year 2015 that did not repeat in the third quarter of fiscal year 2016.  The retroactive portion of the R&E Credit related to the year ended September 30, 2015 was $6,500, including an adjustment of $1,303 recorded in the third quarter of fiscal year 2016.

Gross unrecognized tax benefits were $21,804 as of June 30, 2016, and $21,469 as of September 30, 2015.  Included in the balance of unrecognized tax benefits were $10,988 as of June 30, 2016 and $10,494 as of September 30, 2015, of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $6,702 in the next twelve months due to the completion of reviews by tax authorities and the settlement of tax positions.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $1,017 as of June 30, 2016 and $859 as of September 30, 2015.

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

Note 18.  Retirement benefits

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  In the second quarter of fiscal years 2016 and 2015, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing 317 shares of common stock for a total value of $13,999 in fiscal year 2016 and 259 shares of common stock for a total value of $12,574 in fiscal year 2015.  The increase in the annual 5% stock contribution is primarily related to a specified group of additional employees becoming eligible for the 5% stock contribution on January 1, 2015 in exchange for freezing one of Woodward’s defined benefit pension plans for that group.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Company costs	$8,204	$7,908	$23,686	$23,034

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

During the third quarter of fiscal year 2016, Woodward opened a lump-sum buy-out window for certain former US employees, and/or their dependents eligible to receive postretirement defined benefit pension payments for past employment services to the Company.  Eligible pension plan participants may elect to receive a one-time lump-sum payment or an immediate annuity in lieu of future pension benefit payments.  Woodward estimates that pension benefit payments under the lump-sum buy-out option may be up to approximately $7,000 during the fourth quarter of fiscal year 2016 and up to approximately $7,000 during fiscal year 2017.  Such lump-sum payments will be paid from available pension plan assets.

Effective June 30, 2015, the Company terminated the defined benefit pension plan for employees at its Duarte, California manufacturing facility.  The plan, which was established in fiscal year 2013 in connection with the December 2012 acquisition of the Duarte business, was amended in fiscal year 2013 to cease all future benefit accruals under the plan and was at that time closed to new entrants.  Cash payout of benefits will occur after regulatory approval of the plan termination.  In exchange for the freeze and termination of the plan, which were agreed upon through negotiations with the applicable employee union, the employees were provided replacement benefits through full participation in the Woodward U.S. defined contribution plan.  In addition to the current liability of $200 plus scheduled expenses of $63 expected to be recorded in the fourth quarter of fiscal year 2016, Woodward expects to recognize settlement costs of between $100 and $200 during the fourth quarter of fiscal year 2016 in connection with cash payouts to the beneficiaries of the plan and associated plan termination costs.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended June 30,
	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Service cost	$424	$504	$190	$193	$614	$697
Interest cost	1,309	1,489	413	527	1,722	2,016
Expected return on plan assets	(2,535)	(2,662)	(672)	(751)	(3,207)	(3,413)
Amortization of:
Net actuarial (gain) loss	323	99	62	47	385	146
Prior service cost (benefit)	96	96	-	-	96	96
Net periodic retirement pension (benefit) cost	$(383)	$(474)	$(7)	$16	$(390)	$(458)
Contributions paid	$84	$-	$128	$143	$212	$143

	Nine-Months Ended June 30,
	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Service cost	$1,522	$1,513	$561	$590	$2,083	$2,103
Interest cost	3,935	4,475	1,259	1,595	5,194	6,070
Expected return on plan assets	(7,612)	(7,994)	(2,035)	(2,274)	(9,647)	(10,268)
Amortization of:
Net actuarial (gain) loss	969	297	190	142	1,159	439
Prior service cost (benefit)	288	288	-	-	288	288
Net periodic retirement pension (benefit) cost	$(898)	$(1,421)	$(25)	$53	$(923)	$(1,368)
Contributions paid	$84	$-	$656	$1,365	$740	$1,365

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$5	$7	$16	$22
Interest cost	263	308	787	925
Amortization of:
Net actuarial (gain) loss	39	(18)	117	(54)
Prior service cost (benefit)	(40)	(40)	(119)	(119)
Net periodic other postretirement (benefit) cost	$267	$257	$801	$774
Contributions paid	$588	$570	$1,809	$1,471

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

Retirement pension benefits:
United States	$100	-	200
United Kingdom		151
Japan		-
Other postretirement benefits		2,294

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Company contributions	$110	$142	$397	$452

Note 19.  Stockholders’ equity

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

In the first quarter of fiscal year 2016, Woodward executed a 10b5-1 plan, which was cancellable, to repurchase up to $125,000 of its common stock for a period that ended on April 20, 2016.  During the first nine-months of fiscal year 2016, Woodward purchased 2,635 shares of its common stock for $125,000 under the 10b5-1 plan under the 2015 Authorization.

Stock options

Provisions governing outstanding stock option awards are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan provided that no further grants would be made after December 31, 2006.  The 2006 Plan, which was approved by stockholders and became effective January 25, 2006, expired in fiscal year 2016.  No further grants will be made under either the 2002 Plan or the 2006 Plan.  A proposal for a successor plan to the 2006 Plan will be submitted by the Company for stockholder approval at the January 2017 Annual Stockholder Meeting.

Equity awards in October 2015 under the 2006 Plan include grants of stock options to Woodward employees and directors.  Woodward believes that these stock options align the interests of its employees and directors with those of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, a ten-year term, and generally a four-year vesting schedule at a rate of 25% per year.

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

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016			2015
Expected term (years)	n/a	n/a	6.3	-	8.7	6.2	-	8.8
Estimated volatility	n/a	n/a	34.5%	-	35.1%	36.5%
Estimated dividend yield	n/a	n/a	1.0%			0.7%
Risk-free interest rate	n/a	n/a	1.7%	-	2.0%	2.0%	-	2.3%

The following is a summary of the activity for stock option awards during the three and nine-months ended June  30, 2016:

	Three-Months Ended		Nine-Months Ended
	June 30, 2016		June 30, 2016
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,429	$34.22	4,641	$32.28
Options granted	-	n/a	1,055	40.26
Options exercised	(351)	20.99	(605)	21.95
Options forfeited	(4)	42.16	(17)	42.81
Options, ending balance	5,074	35.13	5,074	35.13

Changes in non-vested stock options during the three and nine-months ended June 30, 2016 were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2016		June 30, 2016
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options outstanding, beginning balance	2,086	$41.54	1,724	$40.54
Options granted	-	n/a	1,055	40.26
Options vested	(2)	40.63	(682)	36.98
Options forfeited	(4)	42.16	(17)	42.81
Options outstanding, ending balance	2,080	41.54	2,080	41.54

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2016 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,074	$35.13	6.3	$114,200
Options vested and exercisable	2,994	30.68	4.7	80,712
Options vested and expected to vest	4,964	34.99	6.2	112,451

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

A summary of the activity for restricted stock awards in the three and nine-months ended June 30, 2016 follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2016		June 30, 2016
	Number	Fair Value per Share	Number	Fair Value per Share
Beginning balance	24	$39.43	24	$39.43
Shares granted	-	n/a	-	n/a
Shares vested	-	n/a	-	n/a
Shares forfeited	-	n/a	-	n/a
Ending balance	24	39.43	24	39.43

Stock-based compensation cost

Woodward recognizes stock compensation expense on a straight-line basis over the requisite service period.  At June 30, 2016, there was approximately $9,654 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan and the 2006 Plan (for which no further grants will be made under either plan).  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

In the first quarter of fiscal year 2016, Woodward changed the name of its Energy segment to Industrial.  The term “energy” is largely viewed as “oil and gas” and therefore was not representative of the broader markets Woodward serves in this segment.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment external net sales:
Aerospace	$308,582	$288,480	$867,871	$825,676
Industrial	199,082	206,330	564,285	650,002
Total consolidated net sales	$507,664	$494,810	$1,432,156	$1,475,678
Segment earnings:
Aerospace	$57,726	$46,362	$151,790	$127,783
Industrial	21,963	30,619	62,983	97,111
Total segment earnings	79,689	76,981	214,773	224,894
Nonsegment expenses	(10,369)	(13,564)	(50,877)	(35,884)
Interest expense, net	(5,912)	(5,858)	(18,166)	(16,788)
Consolidated earnings before income taxes	$63,408	$57,559	$145,730	$172,222

Segment assets consist of accounts receivable; inventories; property, plant, and equipment, net; goodwill; and other intangibles, net.  A summary of consolidated total assets by segment follows:

	June 30, 2016	September 30, 2015
Segment assets:
Aerospace	$1,603,716	$1,566,421
Industrial	701,763	653,848
Total segment assets	2,305,479	2,220,269
Unallocated corporate property, plant and equipment, net	86,688	85,834
Other unallocated assets	253,899	207,813
Consolidated total assets	$2,646,066	$2,513,916

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

•	risks associated with political and economic uncertainty arising from the outcome of the recent referendum on the membership of the United Kingdom in the European Union;
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

EBIT and EBITDA for the three and nine-months ended June 30, 2016 and June 30, 2015 were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$51,047	$43,753	$117,691	$131,392
Income taxes	12,361	13,806	28,039	40,830
Interest expense	6,522	6,077	19,664	17,355
Interest income	(610)	(219)	(1,498)	(567)
EBIT	69,320	63,417	163,896	189,010
Amortization of intangible assets	6,887	7,224	20,759	22,026
Depreciation expense	10,413	11,280	29,162	33,727
EBITDA	$86,620	$81,921	$213,817	$244,763

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

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant and equipment, and also uses free cash flow excluding net after-tax proceeds from the formation of the joint venture, which is defined by the Company as free cash flow less the net cash flows related to the formation of a strategic joint venture between Woodward and General Electric Company (the “JV”), in reviewing the financial performance of Woodward’s various business groups and evaluating cash levels.  Securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP.  Neither free cash flow nor free cash flow excluding net after-tax proceeds from the formation of the JV necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.  Our calculation of free cash flow and free cash flow excluding net after-tax proceeds from the formation of the JV may differ from similarly titled measures used by other companies, limiting its usefulness as a comparative measure.

Free cash flow and free cash flow excluding net after-tax proceeds from the formation of the JV for the nine-months ended June 30, 2016 and June 30, 2015 were as follows:

	Nine-Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$362,481	$171,490
Payments for property, plant and equipment	(128,628)	(190,865)
Free cash flow (outflow)	233,853	(19,375)
Less: Gross proceeds from formation of joint venture	250,000	-
Tax payments made to date related to formation of joint venture	(47,605)	-
Net after-tax proceeds from formation of joint venture	202,395	-
Free cash flow (outflow) excluding net after-tax proceeds from formation of joint venture	$31,458	$(19,375)

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

Woodward and GE jointly manage the JV, and any significant decisions and/or actions of the JV require the mutual consent of both Woodward and GE.  Neither Woodward nor GE has a controlling financial interest in the JV, but Woodward does have the ability to significantly influence the operating and financial decisions of the JV.   Therefore, Woodward is accounting for its remaining 50% ownership interest in the JV using the equity method of accounting.    Other income includes $2,728 for the three-months and $4,886 for the six-months ended June 30, 2016 related to Woodward’s equity interest in the earnings of the JV.  During the three and six-months ended June 30, 2016, Woodward net sales include $15,136 and $30,151, respectively, of sales to the JV and a reduction to sales of $7,643 and $14,659, respectively, related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.

Segment name change

In the first quarter of fiscal year 2016, we changed the name of our Energy segment to Industrial.  The term “energy” is largely viewed as “oil and gas” and therefore was not representative of the broader markets we serve in this segment.

Operational Highlights

Third Quarter Highlights

Net sales for the third quarter of fiscal year 2016 were $507,664, an increase of $12,854, or 2.6%, compared to $494,810 for the third quarter of the prior fiscal year.  Aerospace segment sales for the third quarter of fiscal year 2016 were up 7.0% to $308,582, compared to $288,480 for the third quarter of the prior fiscal year.  Industrial segment sales for the third quarter of fiscal year 2016 were down 3.5% to $199,082, compared to $206,330 for the third quarter of the prior fiscal year.

Net earnings for the third quarter of fiscal year 2016 were $51,047, an increase of $7,294 or 16.7% compared to $43,753 for the third quarter of fiscal year 2015.  Net earnings per diluted share was $0.81 for the third quarter of fiscal year 2016 compared to $0.66 for the third quarter of fiscal year 2015.  The effective tax rate in the third quarter of fiscal year 2016 was 19.5%, compared to 24.0% for the third quarter of the prior fiscal year.  The decrease in the effective tax rate in the third quarter of fiscal year 2016 was primarily attributable to the adoption of a new accounting standard that resulted in a favorable adjustment for the net excess income tax benefits from stock compensation for which there is no similar amount in the prior year.

EBIT for the third quarter of fiscal year 2016 was $69,320, an increase of 9.3% from $63,417 for the third quarter of fiscal year 2015.  EBITDA for the third quarter of fiscal year 2016 was $86,620,  an increase of 5.7% from $81,921 for the third quarter of fiscal year 2015.

Aerospace segment earnings as a percent of segment net sales increased to 18.7% in the third quarter of fiscal year 2016 from 16.1% in the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 11.0% in the third quarter of fiscal year 2016 from 14.8% in the prior fiscal year.

Year to Date Highlights

Net sales for the first nine months of fiscal year 2016 were $1,432,156, a decrease of 2.9% from $1,475,678 for the first nine months of the prior fiscal year.  Net sales for the first nine months of fiscal year 2016 were negatively impacted by $16,643 related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2015.  Aerospace segment sales for the first nine months of fiscal year 2016 were up 5.1% to $867,871, compared to $825,676 for the first nine months of the prior fiscal year.  Industrial segment sales for the first nine months of fiscal year 2016 were down 13.2% to $564,285, compared to $650,002 for the first nine months of the prior fiscal year.

Net earnings for the first nine months of fiscal year 2016 were $117,691, or $1.85 per diluted share, a decrease of $13,701, or 10.4%, compared to $131,392, or $1.98 per diluted share, for the first nine months of fiscal year 2015.  Net earnings for the first nine months of fiscal year 2016 included approximately $16,100 of special charges related to our efforts to consolidate facilities, reduce costs and address current market conditions, which was equal to approximately $9,900 net of tax.  Net earnings for the first nine months of fiscal year 2016 were also negatively impacted by approximately $3,700, or $2,500 net of tax, related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2015.

The effective tax rate in the first nine months of fiscal year 2016 was 19.2%, compared to 23.7% for the first nine months of the prior fiscal year.

EBIT for the first nine months of fiscal year 2016 was $163,896, down 13.3% from $189,010 in the same period of fiscal year 2015.  EBIT for the first nine months of fiscal year 2016 was negatively impacted by approximately $3,700 related to unfavorable changes in foreign currency exchange rates compared to the same period of fiscal year 2015.  EBITDA for the first nine months of fiscal year 2016 was $213,817, down 12.6% from $244,763 for the same period of fiscal year 2015.  EBIT and EBITDA for the first nine months of fiscal year 2016 include the special charges of approximately $16,100 discussed above.

Aerospace segment earnings as a percent of segment net sales increased to 17.5% in the first nine months of fiscal year 2016 from 15.5% in the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 11.2% in the first nine months of fiscal year 2016 from 14.9% in the prior fiscal year.

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal year 2016 was $362,481, compared to $171,490 for the first nine months of fiscal year 2015.  The increase in net cash provided by operating activities is primarily attributable to the after-tax proceeds related to the formation of the JV between Woodward and GE.

Free cash flow excluding net after-tax proceeds from the formation of the JV for the first nine months of fiscal year 2016 was an inflow of $31,458 compared to a free cash outflow of $19,375 for the first nine months of fiscal year 2015.  The increase was primarily attributable to lower payments for property, plant and equipment in the first nine months of fiscal year 2016 as compared to the same period of fiscal year 2015.

At June 30, 2016, we held $118,119 in cash and cash equivalents, and had total outstanding debt of $785,000 with additional borrowing availability of $600,473, net of outstanding letters of credit, under our revolving credit agreement.  There was additional borrowing capacity of $43,949 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Nine-Months Ended
	June 30, 2016	% of Net Sales	June 30, 2015	% of Net Sales	June 30, 2016	% of Net Sales	June 30, 2015	% of Net Sales
Net sales	$507,664	100%	$494,810	100%	$1,432,156	100%	$1,475,678	100%
Costs and expenses:
Cost of goods sold	370,722	73.0	351,421	71.0	1,050,238	73.3	1,050,783	71.2
Selling, general, and administrative expenses	36,415	7.2	39,305	7.9	114,020	8.0	117,598	8.0
Research and development costs	29,928	5.9	33,555	6.8	93,287	6.5	97,912	6.6
Amortization of intangible assets	6,887	1.4	7,224	1.5	20,759	1.4	22,026	1.5
Interest expense	6,522	1.3	6,077	1.2	19,664	1.4	17,355	1.2
Interest income	(610)	(0.1)	(219)	(0.0)	(1,498)	(0.1)	(567)	(0.0)
Other (income) expense, net	(5,608)	(1.1)	(112)	(0.0)	(10,044)	(0.7)	(1,651)	(0.1)
Total costs and expenses	444,256	87.5	437,251	88.4	1,286,426	89.8	1,303,456	88.3
Earnings before income taxes	63,408	12.5	57,559	11.6	145,730	10.2	172,222	11.7
Income tax expense	12,361	2.4	13,806	2.8	28,039	2.0	40,830	2.8
Net earnings	$51,047	10.1	$43,753	8.8	$117,691	8.2	$131,392	8.9

Other select financial data:

	June 30,	September 30,
	2016	2015
Working capital	$498,740	$579,502
Short-term borrowings and current portion of long-term debt	100,000	2,430
Total debt	785,000	852,430
Total stockholders' equity	1,158,524	1,153,104

Net Sales

Consolidated net sales for the third quarter of fiscal year 2016 increased by $12,854, or 2.6%, compared to the same period of fiscal year 2015.  Consolidated net sales for the first nine months of fiscal year 2016 decreased by $43,522, or 2.9%, compared to the same period of fiscal year 2015.  Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ended June 30, 2015	$494,810	$1,475,678
Aerospace volume	16,222	32,277
Industrial volume	(5,741)	(65,207)
Effects of changes in price and sales mix	1,818	6,051
Effects of changes in foreign currency rates	555	(16,643)
Consolidated net sales for the period ended June 30, 2016	$507,664	$1,432,156

The increase in net sales for the third quarter of fiscal year 2016 was primarily attributable to increased defense sales in the Aerospace segment, partially offset by continued weakness in some of our Industrial segment markets, specifically, further deterioration of the natural gas truck market in China and continued weakness in reciprocating engine power generation and other large capital projects.

The decrease in net sales for the first nine months of fiscal year 2016 was primarily attributable to continued weakness across nearly all our Industrial segment markets, partially offset by increased commercial aftermarket and defense sales in the Aerospace segment markets.

Our net sales were positively impacted by $555 in the third quarter and negatively impacted by $16,643 in the first nine months of fiscal year 2016 by fluctuations in foreign currency exchange rates compared to the same periods of fiscal year 2015.  Nearly all of the foreign currency impact to our net sales was realized through our Industrial segment, primarily due to changes in the European Union countries’ Euro (“EUR”).

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

Costs and Expenses

Costs and expenses for the first nine months of fiscal year 2016 include special charges totaling approximately $16,100 ($13,300 included in cost of goods sold, $1,700 included in selling, general and administrative expenses, and $1,100 included in research and development costs) related to our efforts to consolidate facilities, reduce costs and address current market conditions.

Cost of goods sold increased by $19,301 to $370,722, or 73.0% of net sales, for the third quarter of fiscal year 2016 from $351,421, or 71.0% of net sales, for the third quarter of fiscal year 2015.  The increase in costs of goods sold for the three-month period is attributable to higher sales volume in our Aerospace segment and planned new facility start-up expenses for our new Rockford-area and Colorado facilities.    Cost of goods sold for the first nine months of fiscal year 2016 decreased by $545 to $1,050,238, or 73.3% of net sales, from $1,050,783, or 71.2% of net sales from the first nine months of fiscal year 2015.  The decrease in costs of goods sold for the nine-month period is attributable to lower sales volume in our Industrial segment, partially offset by increased sales in our Aerospace segment and planned new facility start-up expenses for our new Rockford-area and Colorado facilities.  Cost of goods sold for the first nine months of fiscal year 2016 also included approximately $13,300 of special charges recorded in the first quarter, as described above.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 27.0% for the third quarter of fiscal year 2016,  compared to 29.0% for the same period of the prior fiscal year.  Gross margin for the third quarter of fiscal year 2016 decreased due to quarterly variability of costs and planned new facility start-up expenses for our new Rockford-area and Colorado facilities.    Gross margin was 26.7% for the first nine months of fiscal year 2016, compared to 28.8% for the same period of the prior fiscal year.  Gross margin for the first nine months of fiscal year 2016 was lower compared to the same period of fiscal year 2015, primarily related to the inclusion in cost of goods sold of approximately $13,300 of special charges in the first quarter of fiscal year 2016, as well as planned new facility start-up expenses for our new Rockford-area and Colorado facilities.

Selling, general, and administrative expenses decreased by $2,890, or 7.4%, to $36,415 for the third quarter of fiscal year 2016, as compared to $39,305 for the same period of fiscal year 2015.  Selling, general and administrative expenses as a percentage of net sales was 7.2% for the third quarter of fiscal year 2016, compared to 7.9% for the same period of fiscal year 2015.  Selling, general, and administrative expenses decreased by $3,578, or 3.0%, to $114,020 for the first nine months of fiscal year 2016 as compared to $117,598 for the same period of fiscal year 2015.  Selling, general and administrative expenses as a percentage of net sales were 8.0% for the first nine months of fiscal year 2016, consistent with the same period of fiscal year 2015.  The decrease in selling, general and administrative expenses for the third quarter and first nine months of fiscal year 2016 was due to the inclusion of approximately $1,300 in the third quarter of fiscal year 2015 and $3,300 in the first nine months of fiscal year 2015 of expenses associated with our negotiations to enter into the JV agreement with GE for which there is no equivalent expense in fiscal year 2016, as well as normal variability in costs.  In the first nine months of fiscal year 2016, these decreases were partially offset by the special charges of $1,700 described above.

Research and development costs decreased by $3,627, or 10.8%, to $29,928 for the third quarter of fiscal year 2016, as compared to $33,555 for the same period of fiscal year 2015.    Research and development costs for the third quarter of fiscal year 2016 decreased as a percentage of net sales to 5.9%  as compared to 6.8% for the same period of fiscal year 2015.  Research and development costs decreased by $4,625, or 4.7%, to $93,287 for the first nine months of fiscal year 2016 as compared to $97,912 for the same period of fiscal year 2015.    Research and development costs for the first nine months of fiscal year 2016 decreased as a percentage of net sales to 6.5% as compared to 6.6% for the same period of fiscal year 2015.  Research and development costs in both the third quarter and first nine months of fiscal year 2016 were impacted by variability in the timing of projects and expenses.  In addition, the first nine months of fiscal year 2016 includes the special charges of $1,100 described above.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs

Amortization of intangible assets decreased to $6,887 for the third quarter and $20,759 for the first nine months of fiscal year 2016, compared to $7,224 for the third quarter and $22,026 for the first nine months of fiscal year 2015.  As a percentage of net sales, amortization of intangible assets was 1.4% for both the third quarter and the first nine months of fiscal year 2016, as compared to 1.5% for both the third quarter and first nine months of fiscal year 2015.  The decrease in amortization expense was primarily related to certain intangible assets becoming fully amortized during fiscal year 2015.

Interest expense increased to $6,522 for the third quarter and $19,664 for the first nine months of fiscal year 2016, compared to $6,077 for the third quarter and $17,355 for the first nine months of fiscal year 2015.  As a percentage of net sales, interest expense was 1.3% for the third quarter and 1.4% for the first nine months of fiscal year 2016, as compared to 1.2% for both the third quarter and first nine months of fiscal year 2015.  The increase in interest expense was primarily attributable to lower amounts of capitalized interest in the current fiscal year as capital projects have been completed.

Income taxes were provided at an effective rate on earnings before income taxes of 19.5% for the third quarter and 19.2% for the first nine months of fiscal year 2016, compared to 24.0% for the third quarter and 23.7% for the first nine months of fiscal year 2015.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

	Three-Month	Nine-Month
	Period	Period
Effective tax rate for the period ended June 30, 2015	24.0%	23.7%
Research and experimentation credit	(4.6)	(4.3)
State and local taxes	0.3	(0.2)
Adjustment of prior period tax items	2.4	0.4
Taxes on international activities	3.1	2.9
Net excess income tax benefit from stock-based compensation	(6.2)	(3.8)
Other	0.5	0.5
Effective tax rate for the period ended June 30, 2016	19.5%	19.2%

The decrease in the year-over-year effective tax rate for the three and nine-months ended June 30, 2016 is primarily attributable to the recognition through earnings of a net excess income tax benefit from stock compensation due to the adoption of ASU 2016-09 (see Note 2, Recent accounting pronouncements in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q) and the permanent extension of the U.S. research and experimentation credit (“R&E Credit”), both occurring in fiscal year 2016.  These impacts were partially offset by a smaller favorable release of a foreign valuation allowance in the current fiscal year as compared to the prior fiscal year and a favorable increase in the net value of deferred tax assets recorded in the third quarter of fiscal year 2015 that did not repeat in the third quarter of fiscal year 2016.  The retroactive portion of the R&E Credit related to the year ended September 30, 2015 was $6,500, including an adjustment of $1,303 recorded in the third quarter of fiscal year 2016.

Segment Results

The following table presents sales by segment:

	Three-Months Ended June 30,				Nine-Months Ended June 30,
	2016		2015		2016		2015
Net sales:
Aerospace	$308,582	60.8%	$288,480	58.3%	$867,871	60.6%	$825,676	56.0%
Industrial	199,082	39.2	206,330	41.7	564,285	39.4	650,002	44.0
Consolidated net sales	$507,664	100.0%	$494,810	100.0%	$1,432,156	100.0%	$1,475,678	100.0%

The following table presents earnings by segment:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2016	2015	2016	2015
Aerospace	$57,726	$46,362	$151,790	$127,783
Industrial	21,963	30,619	62,983	97,111
Total segment earnings	79,689	76,981	214,773	224,894
Nonsegment expenses	(10,369)	(13,564)	(50,877)	(35,884)
Interest expense, net	(5,912)	(5,858)	(18,166)	(16,788)
Consolidated earnings before income taxes	63,408	57,559	145,730	172,222
Income tax expense	(12,361)	(13,806)	(28,039)	(40,830)
Consolidated net earnings	$51,047	$43,753	$117,691	$131,392

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2016	2015	2016	2015
Aerospace	18.7%	16.1%	17.5%	15.5%
Industrial	11.0%	14.8%	11.2%	14.9%

Aerospace

Aerospace segment net sales were $308,582 for the third quarter of fiscal year 2016, compared to $288,480 for the same period of fiscal year 2015.  Segment net sales were $867,871 for the first nine months of fiscal year 2016, compared to $825,676 for the same period of fiscal year 2015.  The increase in segment net sales for the third quarter and first nine months of fiscal year 2016 as compared to the same periods of fiscal year 2015 was driven primarily by increased defense sales for orginal equipment manufacturer (“OEM”) and aftermarket, and increased commercial aftermarket sales.  In the first nine months of fiscal year 2016, these increases were partially offset by weaker commercial OEM sales.

U.S. government funds continue to be prioritized for defense platforms on which we have content.  Defense sales, for both aftermarket and OEM, continued to increase in the third quarter and first nine months of fiscal year 2016, primarily related to conflicts in the Middle East.  Sales of smart weapons were particularly strong in the third quarter and first nine months of fiscal year 2016, as end-customers replenish their stock.

Commercial aftermarket sales were up in the third quarter and first nine months of fiscal year 2016 compared to the same periods of prior fiscal year, as global passenger traffic growth continues to drive aircraft utilization and our market share continues to grow.

Commercial OEM sales were flat for the third quarter of fiscal year 2016 as compared to the prior fiscal year third quarter and down slightly for the first nine months of fiscal year 2016 as compared to the same period of the prior fiscal year due to lower rotorcraft OEM sales, primarily related to lower extraction demands due to depressed oil prices, as well as variability in business jet demand.  These decreases were partially offset by increases in large transport OEM sales as aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on steady airline demand and new product introductions.

Aerospace segment earnings increased by $11,364, or 24.5%, to $57,726 for the third quarter of fiscal year 2016, compared to $46,362 for the same period of fiscal year 2015.  Segment earnings increased by $24,007, or 18.8%, to $151,790 for the first nine months of fiscal year 2016, compared to $127,783 for the same period of fiscal year 2015.  The net increases in Aerospace segment earnings for the third quarter and first nine months of fiscal year 2016 were due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2015	$46,362	$127,783
Sales volume	7,051	13,887
Price, sales mix and productivity	2,428	9,854
Decrease (increase) in research and development expenses	282	(2,460)
Joint venture earnings	2,728	4,886
Other, net	(1,125)	(2,160)
Earnings for the period ended June 30, 2016	$57,726	$151,790

Aerospace segment earnings as a percentage of segment net sales were 18.7% for the third quarter and 17.5% for the first nine months of fiscal year 2016, compared to 16.1% for the third quarter and 15.5% for the first nine months of fiscal year 2015.  The increase was primarily attributable to higher sales volume, which included more high-margin aftermarket sales.

Industrial

Industrial segment net sales were $199,082 for the third quarter of fiscal year 2016, compared to $206,330 for the same period of fiscal year 2015.  Segment net sales were $564,285 for the first nine months of fiscal year 2016, compared to $650,002 for the same period of fiscal year 2015.  The decrease in segment net sales for the third quarter and first nine months of fiscal year 2016, as compared to the same periods of fiscal year 2015 was driven by further deterioration of the natural gas truck market in China and continued weakness in reciprocating engine power generation and other large capital projects.  This weakness was primarily due to delayed maintenance and capital infrastructure investments due to slowing economic growth in China and other global markets, as well as continued depressed oil and gas pricing.  In addition, the first quarter of fiscal year 2015 had unusually strong sales in the natural gas truck market in Asia, which was not repeated in fiscal year 2016.

This weakness was partially offset in the third quarter of fiscal year 2016 by strength in wind power converter sales and in both the third quarter and first nine months of fiscal year 2016 by strength in industrial turbomachinery aftermarket sales.

Foreign currency exchange rates had a favorable impact on sales of approximately $700 for the third quarter and an unfavorable impact on sales of approximately $15,500 for the first nine months of fiscal year 2016 compared to the same periods of the prior fiscal year.

Industrial segment earnings decreased by $8,656, or 28.3%, to $21,963 for the third quarter of fiscal year 2016, compared to $30,619 for the same period of fiscal year 2015.  Segment earnings decreased by $34,128, or 35.1%, to $62,983 for the first nine months of fiscal year 2016 compared to $97,111 for the same period of fiscal year 2015.  The net changes in Industrial segment earnings for the third quarter and first nine months of fiscal year 2016 were due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2015	$30,619	$97,111
Sales volume	(3,631)	(31,937)
Price, sales mix and productivity	(4,438)	(3,593)
Decrease in research and development expenses	3,337	7,592
New facility start-up costs	(2,687)	(3,337)
Effects of changes in foreign currency rates	(247)	(3,985)
Other, net	(990)	1,132
Earnings for the period ended June 30, 2016	$21,963	$62,983

Industrial segment earnings as a percentage of segment net sales were 11.0% for the third quarter and 11.2% for the first nine months of fiscal year 2016, compared to 14.8% for the third quarter and 14.9% for the first nine months of fiscal year 2015.  The decrease in segment earnings for the third quarter and first nine months of fiscal year 2016 as compared to the same periods of fiscal year 2015 was driven primarily by the impact of lower sales volume and unfavorable product mix.  In addition, foreign currency exchange rates had an unfavorable impact of $247 for the third quarter and $3,985 for the first nine months of fiscal year 2016 compared to the same periods of fiscal year 2015.

Nonsegment expenses

Nonsegment expenses were $10,369 for the third quarter of fiscal year 2016, compared to $13,564 for the same period of fiscal year 2015.  As a percent of consolidated net sales, nonsegment expenses were 2.0% of net sales for the third quarter of fiscal year 2016, compared to 2.7% for the same period of fiscal year 2015.  The decrease in nonsegment expenses in the third quarter of fiscal year 2016 as compared to the third quarter of fiscal year 2015 is primarily due to normal variability in expenses as well as the inclusion in the third quarter of fiscal year 2015 of $1,300 of expenses associated with our negotiations to enter into the JV agreement with GE for which there is no equivalent expense in the third quarter of fiscal year 2016.

Nonsegment expenses increased to $50,877 for the first nine months of fiscal year 2016, compared to $35,884 for the first nine months of fiscal year 2015.  As a percent of consolidated net sales, nonsegment expenses were 3.6% of consolidated net sales for the first nine months of fiscal year 2016, compared to 2.4% of consolidated net sales for the first nine months of fiscal year 2015.  The increase in nonsegment expenses in the first nine months of fiscal year 2016 as compared to the first nine months of fiscal year 2015 is due to special charges taken in the first quarter of fiscal year 2016 totaling approximately $16,100 related to our efforts to consolidate facilities, reduce costs and address current market conditions.

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

Our aggregate cash and cash equivalents were $118,119 at June 30, 2016 and $82,202 at September 30, 2015, and our working capital was $498,740 at June 30, 2016 and $579,502 at September 30, 2015.  Of the $118,119 of cash and cash equivalents held at June 30, 2016, $117,169 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

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

At June 30, 2016, we had total outstanding debt of $785,000, with additional borrowing availability of $600,473 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $43,949 under various foreign credit facilities.

At June 30, 2016, we had $392,000 of borrowings outstanding under our revolving credit facility, of which $100,000 was classified as short-term and the remainder was classified as long-term.    Revolving credit facility and short-term borrowing activity during the nine-months ended June 30, 2016 were as follows:

Maximum daily balance during the period	$555,000
Average daily balance during the period	$464,105
Weighted average interest rate on average daily balance	1.57%

We believe we were in compliance with all our debt covenants at June 30, 2016.  See Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K, for more information about our covenants.

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

On January 4, 2016, we consummated the formation of a strategic joint venture between Woodward and GE.    GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 each per year beginning January 4, 2017 subject to certain claw-back conditions.  The $250,000 cash consideration received from GE on January 4, 2016 is taxable in the U.S. upon receipt.  The taxes of approximately $94,125 associated with this cash consideration will be paid through estimated payments made during the remainder of calendar year 2016.  In the third quarter of fiscal year 2016, $47,605 in estimated payments were paid related to this cash consideration.  The remaining taxes related to the cash consideration received will be paid in the fourth quarter of fiscal year 2016 and the first quarter of fiscal year 2017.

As previously announced, we completed $125,000 of share repurchases through an accelerated stock repurchase program in second half of fiscal year 2015.  This was part of a previously announced $250,000 stock repurchase initiative.  In the first quarter of fiscal year 2016, we executed a 10b5-1 plan to repurchase up to $125,000 of our common stock for a period that ended on April 20, 2016.  During the first nine months of fiscal year 2016, we purchased 2,635 shares of our common stock for $125,000 under the 10b5-1 plan, using a portion of the $250,000 received from GE.

For our Aerospace segment, in fiscal year 2015 we completed construction of a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and have since occupied the new facility in anticipation of beginning serial production of new narrow-body product lines beginning in fiscal year 2017.  This campus is intended to support the expected growth in our Aerospace segment over the next ten years and beyond, as a result of our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  We have been purchasing production equipment for the second campus and anticipate continuing such purchases.

We completed construction of a new campus at our corporate headquarters in Fort Collins, Colorado to support the future growth of our Industrial segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We began occupying the new manufacturing facility during the second quarter of fiscal year 2016 and we continue to purchase production equipment for this new campus.

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

Cash Flows

	Nine-Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$362,481	$171,490
Net cash used in investing activities	(122,881)	(188,379)
Net cash provided by (used in) financing activities	(200,635)	(1,466)
Effect of exchange rate changes on cash and cash equivalents	(3,048)	(9,548)
Net change in cash and cash equivalents	35,917	(27,903)
Cash and cash equivalents at beginning of period	82,202	115,287
Cash and cash equivalents at end of period	$118,119	$87,384

Net cash flows provided by operating activities for the first nine months of fiscal year 2016 was $362,481, compared to $171,490 for the same period of fiscal year 2015.  The increase in net cash provided by operating activities is primarily attributable to the after-tax proceeds related to the formation of the JV between Woodward and GE.

Net cash flows used in investing activities for the first nine months of fiscal year 2016 was $122,881, compared to $188,397 in the same period of fiscal year 2015.  The decrease in cash used in investing activities compared to the same period of the last fiscal year is due to decreased payments for capital expenditures.  Payments for property, plant and equipment decreased by $62,237 to $128,628 in the first nine months of fiscal year 2016, as compared to $190,865 in the same period of fiscal year 2015, related mainly to the development of a second campus in the greater-Rockford, Illinois area, a new facility in Niles, Illinois, and a new campus at our headquarters in Fort Collins, Colorado.  The manufacturing and office building in the greater-Rockford, Illinois area and the new facility in Niles, Illinois were both completed in fiscal year 2015.  We began occupying our Fort Collins campus in fiscal year 2016.

Net cash flows used in financing activities for the first nine months of fiscal year 2016 was $200,635, compared to net cash flows used in financing activities of $1,466 for the same period of fiscal year 2015.  During the first nine months of fiscal year 2016, we had net short and long-term debt payments of $67,784 compared to net short and long-term debt borrowings of $168,360 in the same period of fiscal year 2015.  We utilized $125,000 to repurchase 2,635 shares of our common stock in the first nine months of fiscal year 2016 under our existing stock repurchase program, compared to $157,118 to repurchase 2,670 shares of our common stock in the same period of fiscal year 2015.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first nine months of fiscal year 2016.

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

We completed construction of a new campus at our corporate headquarters in Fort Collins, Colorado to support the future growth of our Industrial segment by supplementing our existing Colorado manufacturing facilities and corporate headquarters.  We began occupying the new campus in our second quarter of fiscal year 2016.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Item 4.Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Thomas A. Gendron, Chairman of the Board, Chief Executive Officer and President) and Principal Financial and Accounting Officer (Robert F. Weber, Jr., Vice Chairman, Chief Financial Officer and Treasurer), as appropriate, to allow timely decisions regarding required disclosures.

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Item 1A.Risk Factors

Investment in our securities involves risk.  An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K when making investment decisions regarding our securities.  In addition to the risk factors noted in the Form 10-K, the following risk factor arose during the third quarter of fiscal year 2016.

Political and economic uncertainty arising from the outcome of the recent referendum on the membership of the United Kingdom in the European Union could adversely impact Woodward’s business, results of operations, financial condition and prospects.

On June 23, 2016, the United Kingdom (“UK”) voted to leave the European Union (“EU”).  The UK’s voluntary exit from the EU, generally referred to as the “Brexit,” triggered short-term financial volatility, including a decline in the value of GBP in comparison to both USD and EUR.  In addition, a process of negotiation will be required to determine the future terms of the UK’s relationship with the EU, and the uncertainty before, during and after the period of negotiation could have a negative economic impact and result in further volatility in the markets for several years.  The impact of the Brexit referendum and such ongoing uncertainty may result in various economic and financial consequences for businesses operating in the UK, the EU and beyond.

As noted in our most recent annual report on Form 10-K, we derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries, including the UK.  During fiscal year 2015, approximately 4% of our consolidated net sales were invoiced to customers in the UK through both our Aerospace and our Industrial reportable segments.  Approximately 28% of our consolidated net sales were invoiced to customers in Europe overall.  Woodward and its various subsidiaries hold financial assets and liabilities denominated in GBP, including cash and cash equivalents, accounts receivable, postretirement defined benefit pension plan assets and liabilities, and accounts payable, and the future impacts of the Brexit could have a material impact on our business, financial condition, results of operations and cash flows.

Other than the changes noted above, the risk factors that were disclosed in our most recent Form 10-K have not materially changed since the date our most recent Form 10-K was filed with the SEC.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities(In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2016 through April 30, 2016 (2), (3)	112,960	$52.24	112,591	$50,000
May 1, 2016 through May 31, 2016	-	-	-	50,000
June 1, 2016 through June 30, 2016 (3)	297	57.64	-	50,000
(1)

In the second quarter of fiscal year 2015, our Board of Directors authorized a program for the repurchase of up to $300,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2018 (the “2015 Authorization”).

(2)	In the first quarter of fiscal year 2016, Woodward executed a 10b5-1 plan to repurchase up to $125,000 of its common stock for a period that ended on April 20, 2016.
(3)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 369 shares of common stock were acquired in April 2016 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 297 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in June 2016.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: July 20, 2016	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: July 20, 2016	/s/ Robert F. Weber, Jr.
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

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report