Form 10-K
period 2016-09-30
Woodward, Inc.
filed 2016-11-16
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

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

Large accelerated filer   ☒   Accelerated filer   ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2016 as reported on The NASDAQ Global Select Market on that date:  $2,321,670,771.  For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Charitable Trust, as of March 31, 2016, are excluded in that such persons may be deemed to be affiliates.  This determination is not necessarily conclusive of affiliate status.

Number of shares of the registrant’s common stock outstanding as of November 14, 2016:  61,625,138.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders to be held January 25, 2017, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

PART I

Forward Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	descriptions of our plans and expectations for future operations;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the expected level of activity in particular industries or markets and the effects of those changes;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us; and
•	pension and other postretirement plan assumptions and future contributions.

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

•	risks associated with political and economic uncertainty in the European Union;
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

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements.  Other factors are discussed under the caption “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (this “Form 10-K”).  We undertake no obligation to revise or update any forward-looking statements for any reason.

Unless we have indicated otherwise or the context otherwise requires, references in this Form 10-K to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward, Inc. and its consolidated subsidiaries.

Except where we have otherwise indicated or the context otherwise requires, amounts presented in this Form 10-K are in thousands, except per share amounts.

Item 1. Business

General

Woodward enhances the global quality of life, creating innovative energy control solutions that optimize the performance, efficiency and emissions of our customers’ products. We are an independent designer, manufacturer, and service provider of energy control and optimization solutions.  We design, produce and service reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments.  We have production and assembly facilities in the United States, Europe, Asia and South America, and promote our products and services through our worldwide locations.

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

Woodward was established in 1870, incorporated in 1902, and is headquartered in Fort Collins, Colorado.  The mailing address of our world headquarters is 1081 Woodward Way, Fort Collins, Colorado 80524.  Our telephone number at that location is (970) 482-5811, and our website is www.woodward.com.  None of the information contained on our website is incorporated into this document by reference.

Markets and Principal Lines of Business

We serve the aerospace, industrial and energy markets through our two reportable segments – Aerospace and Industrial.  In the first quarter of fiscal year 2016, we changed the name of our Energy segment to Industrial.  The term “energy” is largely viewed as “oil and gas” and therefore was not representative of the broader markets we serve in this segment.  Our customers require technological solutions to meet their needs for performance, efficiency, and reliability, and to reduce their costs of operation.

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

Additional information about our operations in fiscal year 2016 and outlook for the future, including certain segment information, is included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Additional information about our business segments and certain geographical information is included in Note 20, Segment information and Note 21, Supplemental quarterly financial data (Unaudited), to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

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

We have significant content on a wide variety of commercial aircraft, rotorcraft and business jet platforms, including the Airbus A320, Boeing 737 and 787, Bell 429 and Gulfstream G650.  We also have significant content on defense applications such as the Blackhawk and Apache helicopters, F-18 and F-35 fighter jets, and guided tactical weapons (for example, the Joint Direct Attack Munition (“JDAM”)).

Revenues from the Aerospace segment are generated by sales to OEMs, tier-one suppliers, and prime contractors, and through aftermarket sales of components, such as provisioning spares or replacements, and spare parts.  We also provide aftermarket repair, overhaul and other services to commercial airlines, turbine OEM repair facilities, military depots, third party repair shops, and other end users.

 Industrial

Our Industrial segment designs, produces and services systems and products for the management of fuel, air, fluids, gases, electricity, motion, and combustion.  These products include actuators, valves, pumps, injectors, solenoids, ignition systems, speed controls, electronics and software, power converters, and devices that measure, communicate and protect electrical distribution systems.  Our products are used on industrial gas turbines (including heavy frame and aeroderivative turbines), steam turbines, reciprocating engines, electric power generation and power distribution systems, wind turbines, and compressors.  The equipment on which our products are found is used to extract and distribute fossil and renewable fuels; in the mining of other commodities; to generate and distribute power; and to convert fuel to work in marine, mobile, and industrial equipment applications.

Revenues from our Industrial segment are generated primarily by sales to OEMs and by providing aftermarket products and other related services to our OEM customers.  Our Industrial segment also sells products through an independent network of distributors and, in some cases, directly to end users.

Customers

For the fiscal year ended September 30, 2016, approximately 42% of our consolidated net sales were made to our five largest customers.  Sales to our five largest customers represented approximately 40% of our consolidated net sales for the fiscal year ended September 30, 2015 and approximately 39% of our consolidated net sales for the fiscal year ended September 30, 2014.

Sales to our largest customer, General Electric, accounted for approximately 17% of our consolidated net sales in the fiscal year ended September 30, 2016, 18% of our consolidated net sales in the fiscal year ended September 30, 2015, and 15% of our consolidated net sales in the fiscal year ended September 30, 2014.  Our accounts receivable from General Electric represented approximately 14% of total accounts receivable as of September 30, 2016 and 15% as of September 30, 2015.  During fiscal year 2016 we entered into a strategic joint venture (“JV”) with General Electric Company (“GE”), acting through its GE Aviation business unit.  The JV sells fuel systems for GE’s large engine programs.  Fuel systems for GE large engine programs that we previously sold directly to GE are now sold to the JV, which in turn sells them to GE.  No other customer represented greater than 10% of our total accounts receivable.  We believe General Electric and our other significant customers are creditworthy and will be able to satisfy their credit obligations to us.

The following customers account for approximately 10% or more of sales to each of our reporting segments for the fiscal year ended September 30, 2016.

Customer
Aerospace	Boeing, United Technologies
Industrial	General Electric

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

We compete with numerous companies around the world that specialize in fuel and air management, combustion, electronic control, aircraft motion control, flight deck control, and thrust reverser products.  Our competitors in aerospace include divisions of Eaton, Honeywell, Moog, and Parker Hannifin, and United Technologies Corporation Aerospace Systems (“UTC Aerospace Systems”) and its subsidiaries.  In addition, some of our OEM customers are capable of developing and manufacturing similar products internally.  Several competitors are also customers for our products, such as Honeywell, Parker Hannifin, and UTC Aerospace Systems.

Our products achieve high levels of field reliability, which offers end users an advantage in life-cycle cost.  We address competition in aftermarket service through responsiveness to our customers’ needs, providing short turnaround times, greater performance such as longer time between repairs, and maintaining a global presence.

Some of our customers are affiliated with our competitors through ownership or joint venture agreements.  We compete in part by establishing relationships with our customers’ engineering organizations, and by offering innovative technical and commercial solutions to meet their market requirements.  As discussed above, during fiscal year 2016 we entered into a strategic joint venture with GE, acting through its GE Aviation business unit.  The JV sells fuel systems for GE’s large engine programs.

Industrial operates in the global markets for industrial turbines, industrial reciprocating engines, electric power generation systems, power distribution networks, and wind turbines.

We compete with numerous companies that specialize in various engine, turbine, and power management products, and our OEM customers are often capable of developing and manufacturing similiar products internally.  Many of our customers are large global OEMs that require suppliers to support them around the world and to meet increasingly higher requirements in terms of safety, quality, delivery, reliability and cost.

Competitors include ABB, Emerson, Heinzmann GmbH & Co., Hoerbiger, Invensys, L’Orange GmbH, Meggitt, Robert Bosch AG, and Schweitzer Electric.  OEM customers with internal capabilities for similar products include Caterpillar, Cummins, General Electric, Siemens and Wartsila.

We believe we are a market leader in providing our customers advanced technology and superior product performance at a competitive price.  We focus on developing and maintaining close relationships with our OEM customers’ engineering teams.  Competitive success is based on the development of innovative components and systems that are aligned with the OEMs’ technology roadmaps to achieve future reliability, emission, efficiency, and fuel flexibility targets.

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

The U.S. Government, and potentially other governments, may terminate any of our government contracts, or any government contracts under which we are a subcontractor, at their convenience, as well as for default based on specified performance measurements.  If any of our U.S. government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs.  If any of our U.S. government contracts were to be terminated for our default, the U.S. Government generally would pay only for the work accepted, and could require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract.  The U.S. Government could also hold us liable for damages resulting from the default.

We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. Government contracts.  These laws and regulations, among other things:

•	require accurate, complete and current disclosure and certification of cost and pricing data in connection with certain contracts;
•

impose specific and unique cost accounting practices that may differ from accounting principles generally accepted in the United States (“U.S. GAAP”), and therefore require robust systems to reconcile;

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

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, collectively represented 21% of our sales for fiscal year 2016, 18% of our sales for fiscal year 2015, and 17% of our sales for fiscal year 2014.  The level of U.S. spending for defense, alternative energy and other programs, and the mix of programs to which such funding is allocated, is subject to periodic congressional appropriation actions, and is subject to change, including elimination, at any time.

U.S. Government related sales from our reporting segments for fiscal years 2016, 2015 and 2014 were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Commercial Sales	Total
Year ended September 30, 2016
Aerospace	$103,026	$310,952	$819,198	$1,233,176
Industrial	6,550	9,845	773,507	789,902
Total net external sales	$109,576	$320,797	$1,592,705	$2,023,078
Percentage of total net sales	5%	16%	79%	100%

Year ended September 30, 2015
Aerospace	$92,322	$258,391	$810,170	$1,160,883
Industrial	4,836	8,839	863,745	877,420
Total net external sales	$97,158	$267,230	$1,673,915	$2,038,303
Percentage of total net sales	5%	13%	82%	100%

Year ended September 30, 2014
Aerospace	$76,982	$254,806	$752,237	$1,084,025
Industrial	2,517	5,588	909,110	917,215
Total net external sales	$79,499	$260,394	$1,661,347	$2,001,240
Percentage of total net sales	4%	13%	83%	100%

Seasonality

We do not believe our sales, in total or in either business segment, are subject to significant seasonal variation.  However, our sales have generally been lower in the first quarter of our fiscal year as compared to the immediately preceding quarter due to fewer working days resulting from the observance of various holidays and scheduled plant shutdowns for annual maintenance.

Sales Order Backlog

Our backlog of unshipped sales orders by segment as of October 31, 2016 and 2015 was as follows:

	October 31, 2016	% Expected to be filled by September 30, 2017	October 31, 2015
Aerospace	$685,792	77%	$571,329
Industrial	189,397	96%	208,347
	$875,189	81%	$779,676

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

The Securities and Exchange Commission (“SEC”) adopted disclosure rules for companies that use tantalum, tin, tungsten, and gold or their derivatives (collectively referred to as “conflict minerals”) in their products, with substantial supply chain verification requirements in the event the conflict minerals come or may come from the Democratic Republic of Congo or adjoining countries.  The European Union is considering the imposition of similar reporting obligations.  Our conflict minerals report for calendar year 2015 was filed with the SEC on May 31, 2016.  We may face reputational challenges with our customers, stockholders and other stakeholders if we use and/or are unable to sufficiently verify the origins of the conflict minerals used in our products.  Further, due to the complexity of our supply chain, the implementation of the existing U.S. requirements and any additional European requirements could affect the sourcing and availability of metals used in the manufacture of a number of parts contained in our products.  Regardless, we have and will continue to incur costs associated with compliance, including time-consuming and costly efforts to determine the source of conflict minerals that may be used in our products.

Research and Development

We finance our research and development activities with our own independent research and development funds.  Our research and development costs include basic research, applied research, component and systems development, and other concept formulation studies.

Company funded expenditures related to new product development activities are expensed as incurred and are separately reported in the Company’s Consolidated Statements of Earnings.  Across both of our segments, research and development costs totaled $126,170 in fiscal year 2016, $134,485 in fiscal year 2015, and $138,005 in fiscal year 2014.  Research and development costs were 6.2% of consolidated net sales in fiscal year 2016 compared to 6.6% in fiscal year 2015 and 6.9% in fiscal year 2014.  See “Research and development costs” in Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Aerospace is focused on developing systems and components that we believe will be instrumental in helping our customers achieve their objectives of lower fuel consumption, lighter weight, more efficient performance, reduced emissions, and improved operating economics.  Our development efforts support technology for a wide range of:

•	aerospace turbine engine applications, which include commercial, business and military turbofan engines of various thrust classes, turboshaft engines and turboprop engines;
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

Most technology development programs begin years before an expected entry to service, such as those for the next generation of commercial aircraft engines.  Other development programs result in nearer-term product launches associated with new OEM offerings, product upgrades, or product replacements on existing programs.  Some of the major projects/programs we are developing are listed below.

We developed the fuel system, air management, and actuation hardware for CFM International’s LEAP engine program, and actuation system, combustion system and oil system components for Pratt & Whitney’s PurePower engine program.  These programs target applications in the single aisle and regional aircraft markets with expected entry into service in the 2016 to 2018 timeframe.  Both the LEAP engine and the PurePower engine have been selected by Airbus as options to power its A320neo aircraft, which entered service in 2016.  In addition, the LEAP engine has been selected exclusively by Boeing for its 737 MAX and by Comac for its C919 aircraft.  The PurePower engine has been selected exclusively by Bombardier for its CSeries aircraft, which also entered service in 2016, by Embraer for its EJets E2 aircraft family, and by Irkut for the MS-21 aircraft.

During fiscal year 2016 we entered into a JV with GE, acting through its GE Aviation business unit.  The JV sells fuel systems for GE’s large engine programs.  The JV is developing the fuel system for the GE9X engine (which will power the Boeing 777X).  We have been selected as the JV’s supplier of this fuel system.

We are the selected supplier for the thrust reverser actuation system (“TRAS”) for the Boeing 737 MAX and the CFM LEAP-engined Airbus A320neo.  We  are developing TRAS programs for the Boeing 777X and the Airbus A330neo.  The A330neo is scheduled to enter service in 2018, and the 777X in 2020.

We are currently developing the fuel system, air management, and actuation hardware for the Passport engine program, as well as TRAS for the integrated propulsion system.  Passport is the next generation GE Aviation engine for the large business aviation market, and has been selected by Bombardier to power its Global 7000 and 8000 long-range business aircraft, expected to enter into service in 2018 and 2019, respectively.

In addition, we developed sensor solutions for the Airbus A350 high lift system, an actuation sub-system for the Boeing 787-9 that improves fuel burn, flight deck components for the Bombardier CSeries and control and sensing solutions for the Boeing KC-46A refueling tanker boom subsystem.  We are currently developing flight deck components for the Bombardier Global 7000 and 8000 aircraft.

Industrial is focused on developing improved technologies, including integrated control systems and system components, that will enable our OEM customers to cost-effectively meet mandated emissions regulations and fuel efficiency demands, allow for usage of a wider range of fuel sources, increase reliability, reduce total cost of ownership, support global infrastructure growth, and safely distribute power on the electrical grid.

Our efforts include research and development of technologies and products that improve combustion processes and provide the more precise flow of various fuels and gases in our customers’ gas turbines and industrial reciprocating engines.  We also develop electronic devices and software that provide improved control and protection of reciprocating engines, gas turbines, steam turbines, wind turbines, and engine- and turbine-powered equipment.  Major development projects include high pressure common rail diesel fuel injection systems, comprehensive gas engine control systems, fuel flow control valves and actuators, and various other technologies.  Our technologies help our OEM customers’ engines, turbines, power generation, power distribution, compressor and other powered equipment operate more efficiently and more reliably.

Employees

As of October 31, 2016, we employed approximately 6,800 full-time employees of which approximately 1,700 were located outside of the United States.  We believe that our relationships with our employees are good.

Approximately 17% of our total full-time workforce were union employees as of October 31, 2016, all of whom work for our Aerospace segment and are located in the United States.  The collective bargaining agreements with our union employees are generally renewed through contract renegotiation near the contract expiration dates.  The MPC Employees Representative Union contract, which covers 483 employees as of October 31, 2016, expires September 30, 2017.  The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers 416 employees as of October 31, 2016, expires April 21, 2017.  The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and Local No. 509 agreement, which covers 223 employees as of October 31, 2016, expires June 3, 2017.  We believe that our relationships with our union employees and the representative unions are good.

Almost all of our other employees in the United States were at-will employees as of October 31, 2016, and therefore, not subject to any type of employment contract or agreement.  Our executive officers each have change-in-control agreements which have been filed with the SEC.

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

Some of our intellectual property is not covered by patents (or patent applications) and includes trade secrets and other technological know-how that is not patentable or for which we have elected not to seek patent protection, including intellectual property relating to our manufacturing processes and engineering designs.  Such unpatented technology, including research, development and engineering technical skills and know-how, as well as unpatented software, is important to our overall business and to the operations of each of our segments.

While our intellectual property assets taken together are important, we do not believe our business or either of our segments would be materially affected by the expiration of any particular intellectual property right or termination of any particular intellectual property patent license agreement.

As of September 30, 2016, our Consolidated Balance Sheet includes $197,650 of net intangible assets.  This value represents the carrying values, net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our intellectual property as of September 30, 2016.

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

We use hazardous materials and/or regulated materials in our manufacturing operations.  We also own, operate, and may acquire facilities that were formerly owned and operated by others that used such materials.  We believe that the risk that a significant release of regulated materials has occurred in the past or will occur in the future cannot be completely eliminated or prevented.  We are engaged in environmental remedial activities, generally in coordination with other companies, pursuant to federal and state laws.  In addition, we may be exposed to other environmental costs including participation in superfund sites or other similar jurisdictional initiatives.  When it is reasonably probable we will pay remediation costs at a site, and those costs can be reasonably estimated, we accrue a liability for such future costs with a related charge against our earnings.  In formulating that estimate and recognizing those costs, we do not consider amounts expected to be recovered from insurance companies, or others, until such recovery is assured.  Our accrued liability for environmental remediation costs is not significant and is included in the line item “Accrued liabilities” in the Consolidated Balance Sheets in “Item 8 – Financial Statements and Supplementary Data.”

We generally cannot reasonably estimate costs at sites in the early stages of remediation.  Currently, we have one site undergoing remediation.  There is no more than a remote chance that remediation costs at any individual site, or at all sites in the aggregate, will be material.

Our manufacturing facilities generally do not produce significant volumes or quantities of byproducts, including greenhouse gases, that would be considered hazardous waste or otherwise harmful to the environment.  We do not expect legislation currently pending or expected in the next several years to have a significant negative impact on our operations in any of our segments.

Domestic and foreign legislative initiatives on emissions control, renewable energy, and climate change tend to favorably impact the sale of our energy control products.  For example, our Industrial segment produces inverters for wind turbines and energy control products that help our customers maximize engine efficiency and minimize wasteful emissions, including greenhouse gases.

Executive Officers of the Registrant

Information about our executive officers is provided below.  There are no family relationships between any of the executive officers listed below.

Thomas A. Gendron, Age 55. Chairman of the Board since January 2008; Chief Executive Officer, President, and Director since July 2005; Chief Operating Officer and President September 2002 through June 2005; Vice President and General Manager of Industrial Controls June 2001 through September 2002; Vice President of Industrial Controls April 2000 through May 2001; Director of Global Marketing and Industrial Controls’ Business Development February 1999 through March 2000.

Robert F. Weber, Jr., Age 62.  Vice Chairman, Chief Financial Officer and Treasurer since September 2011, and Chief Financial Officer and Treasurer since August 2005.  Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate Vice President and General Manager - EMEA Auto.  Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level with Motorola.

Martin V. Glass, Age 59.  President, Airframe Systems since April 2011; President, Turbine Systems October 2009 through April 2011; Group Vice President, Turbine Systems September 2007 through September 2009; Vice President of the Aircraft Engine Systems Customer Business Segment December 2002 through August 2007; Director of Sales, Marketing, and Engineering February 2000 through December 2002.

Sagar Patel, Age 50.  President, Aircraft Turbine Systems since June 2011.  Prior to this role, Mr. Patel was employed at General Electric for 18 years, most recently serving as President, Mechanical Systems, GE Aviation, from March 2009 through June 2010.  He served as President, Aerostructures, GE Aviation from July 2008 through July 2009 and as President and General Manager, MRS Systems, Inc., GE Aircraft Engines, from October 2005 through June 2008.

Chad R. Preiss, Age 51.  President, Industrial Systems since November 2016, President, Engine Systems October 2009 through November 2016; Group Vice President, Engine Systems October 2008 through September 2009; Vice President, Sales, Service, and Marketing, Engine Systems December 2007 through September 2008; and Vice President, Industrial Controls September 2004 through December 2007.  Prior to this role, Mr. Preiss served in a variety of engineering and marketing/sales management roles, including Director of Business Development, since joining Woodward in 1988.

A. Christopher Fawzy, Age 47.  Corporate Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since October 2009; Vice President, General Counsel, and Corporate Secretary June 2007 through September 2009.  Mr. Fawzy became the Company’s Chief Compliance Officer in August 2009.  Prior to joining Woodward, Mr. Fawzy was employed by Mentor Corporation, a global medical device company.  He joined Mentor in 2001 and served as Corporate Counsel, then was promoted to General Counsel in 2003, and was appointed Vice President, General Counsel and Secretary in 2004.

Other Corporate Officers of the Registrant

Information about our other corporate officers is provided below. There are no family relationships between any of the corporate officers listed below or between any of the corporate officers listed below and the aforementioned executive officers.

James D. Rudolph, Age 55.  Corporate Vice President since November 2016, President, Industrial Turbomachinery Systems April 2011 through November 2016; Corporate Vice President, Global Sourcing October 2009 through April 2011; Vice President, Global Sourcing April 2009 through October 2009; Director of Global Sourcing April 2005 through April 2009; Director of Engineering for Industrial Controls March 2000 through April 2005.  Prior to March 2000, Mr. Rudolph served in a variety of engineering, operations and sales roles since joining Woodward in 1984.

Steven J. Meyer, Age 56. Corporate Vice President, Human Resources since October 2009; Vice President, Human Resources November 2006 through September 2009;  Director, Global Human Resources November 2002 through October 2006;  Director, Human Resources for Industrial Controls July 1997 through October 2002.  Prior to joining Woodward, Mr. Meyer was employed by PG&E Corporation and Nortel in a variety of roles in human resources.

Matthew F. Taylor, Age 54. Corporate Vice President, Supply Chain since February 2011; Vice President, Engine Fluid Systems and Controls Center of Excellence (“CoE”) October 2009 through February 2011; General Manager, Fluid Systems and Controls CoE December 2006 through October 2009; Director of Operations, Fluid Systems and Controls June 2005 through December 2006.  Prior to joining Woodward in June 2005, Mr. Taylor was the Vice President and General Manager, Warner Electric and served in a variety of general management roles at Eaton Corporation from February 1998 through August 2003.

Matt R. Cook, Age 45. Corporate Vice President, Information Technology since January 2014; Director, Global Business Systems July 2012 through January 2014.  Prior to joining Woodward, Mr. Cook was employed by Satcon Corporation as Vice President, Global Information Technology.  Prior to Satcon, Mr. Cook served in a variety of senior roles in information technology and business development.

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

•	Twitter: @woodward_inc
•	Facebook: Facebook.com/woodwardinc
•	LinkedIn: Linkedin.com/company/woodward
•	Google Plus: +WoodwardInc
•	YouTube: YouTube.com/user/woodwardinc
•	Goldenline (Poland): http://www.goldenline.pl/firma/woodward
•	XING (Germany): https://www.xing.com/companies/woodwardinc.

None of the information contained on our website, or the above-mentioned social media sites, is incorporated into this document by reference.

Stockholders may obtain, without charge, a single copy of Woodward’s 2016 Annual Report on Form 10-K upon written request to the Corporate Secretary, Woodward, Inc., 1081 Woodward Way, Fort Collins, Colorado 80524.

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

We have fewer customers than many companies with similar sales volumes.  For the fiscal year ended September 30, 2016, approximately 42% of our consolidated net sales were made to our five largest customers.  Sales to our five largest customers for the fiscal year ended September 30, 2015 represented approximately 40% of our consolidated net sales.  Sales to our largest customer, General Electric, accounted for approximately 17% of our consolidated net sales in the fiscal year ended September 30, 2016,  18% in the fiscal year ended September 30, 2015 and 15% in the fiscal year ended September 30, 2014.  Accounts receivable from General Electric represented approximately 14% of accounts receivable at September 30, 2016 and 15% at September 30, 2015.  Sales to our next largest customer accounted for approximately 8%  of our consolidated net sales in the fiscal year ended September 30, 2016 and 7% in each of the fiscal years ended September 30, 2015 and September 30, 2014.  If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, these significant customers may substantially reduce, or otherwise be unable to pay for, purchases from us.  Accordingly, our consolidated net sales could decrease significantly or we may experience difficulty collecting, or be unable to collect, amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Instability in the financial markets and global economic uncertainty could have a material adverse effect on the ability of our customers to perform their obligations to us and on their demand for our products and services.

Over the last six to eight years, there has been widespread concern over the instability in the financial markets and their influence on the global economy.  As a result of the extreme volatility in the credit and capital markets and global economic uncertainty, our current or potential customers may experience cash flow problems and, as a result, may modify, delay or cancel plans to purchase our products.  Additionally, if our customers face financial distress or are unable to secure necessary financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us.  Any inability of current or potential customers to pay us for our products may adversely affect our earnings and cash flows.

In addition, the general economic environment significantly affects demand for our products and services.  Periods of slowing economic activity,  for example the global industrial recession currently impacting many of our markets, may cause global or regional slowdowns in spending on infrastructure development in the markets in which we operate, and customers may reduce their purchases of our products and services.

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

Sales made directly to U.S. Government agencies and entities were 5% of total net sales during fiscal year 2016,  5% during fiscal year 2015, and 4% during fiscal year 2014, primarily in the aerospace market.  Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers, such as tier-one prime contractors, utilizing Woodward parts and subassemblies, accounted for approximately 21% of total sales in fiscal year 2016, 18% in fiscal year 2015, and 17% in fiscal year 2014.  Our contracts with the U.S. Government are subject to certain unique risks, including the risks set forth below, some of which are beyond our control, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

•

The level of U.S. defense spending is subject to periodic congressional appropriation actions and is subject to change at any time.  The mix of programs to which such funding is allocated is also uncertain, and we can provide no assurance that an increase in defense spending will be allocated to programs that would benefit our business.  If the amount of spending were to decrease, or there were a shift from certain aerospace and defense programs on which we have content to other programs on which we do not, our sales could decrease.  In addition, one or more of the aerospace or defense programs that we currently support could be phased-out or terminated.  Any such reductions in U.S. Government needs under these existing aerospace and defense programs, unless offset by other aerospace and defense programs and opportunities, could have a material adverse effect on our sales.

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

Restructuring and/or alignment activities can create unanticipated consequences, such as instability or distraction among our workforce, and we cannot be sure that any restructuring or alignment efforts that we undertake will be successful.  A variety of risks could cause us not to realize expected cost savings, including, among others, the following:

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

Consolidation in the aerospace market and our participation in a strategic joint venture with GE may make it more difficult to secure long-term sales in certain aerospace markets

In January 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”).  The JV agreement does not restrict Woodward from entering into any market, however, consolidation in the aircraft engine market is increasingly prevalent, resulting in fewer engine manufacturers, and thus it may become more difficult for Woodward to secure new business with GE competitors on similar product applications both within and outside the specific JV market space.  Additionally, if GE fails to win new content in the market space covered by the JV, Woodward may be prevented from expanding content on future commercial aircraft engines in those markets.

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

Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, could adversely affect our business, financial condition, results of operations, and cash flows,  and could significantly reduce stockholder benefits from a change of control event.

As of September 30, 2016, our total debt was $729,244, including $156,700 of borrowings on our revolving credit facility, of which $150,000 was classified as current, $393,000 in unsecured notes denominated in U.S. Dollars issued in private placements, and $179,544 of unsecured notes denominated in Euros issued in private placements.  Our debt obligations could require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions.  We are contractually obligated under the agreements governing our long-term debt to make principal payments of $0 in fiscal year 2017, $0 in fiscal year 2018, $143,000 in fiscal year 2019, $0 in fiscal year 2020, $100,000 in fiscal year 2021, and the remaining $329,544 is due in subsequent fiscal years.  Interest on our long-term notes is payable semi-annually, with the exception of the Series J Notes which is payable quarterly, each year until all principal is paid.  Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

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

These agreements contain certain customary events of default, including certain cross-default provisions related to other outstanding debt arrangements.  Any breach of the covenants under these agreements or other event of default could cause a default under these agreements and/or a cross-default under our other debt arrangements, which could restrict our ability to borrow under our revolving credit facility.  If there were an event of default under certain provisions of our debt arrangements that was not cured or waived, the holders of the defaulted debt may be able to cause all amounts outstanding with respect to the debt instrument, plus any required settlement costs, to be due and payable immediately.  Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default.  If we are unable to repay, refinance, or restructure our indebtedness as required, or amend the covenants contained in these agreements, the lenders or note holders may be entitled to obtain a lien or institute foreclosure proceedings against our assets.  Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The Company, at its option, is permitted at any time to prepay all or any part of the then-outstanding principal amount of any series of our private placement notes, together with interest accrued on such amount to be prepaid to the date of prepayment, plus any applicable prepayment compensation amount.  The prepayment compensation amount for the Euro denominated private placement notes includes any net gain or loss realized by the lenders on swap transactions entered into by the lenders under which the lenders would receive payment in U.S. dollars in exchange for scheduled Euro payments of principal and interest on the Euro denominated private placement notes by Company to the lenders, adjusted for theoretical lender returns foregone on hypothetical reinvestments in U.S. Treasury securities.  However, in the case of an event of default as defined in the loan documents, including a change in control event, the prepayment compensation amount will not be less than zero.  Depending on the movement of foreign exchange rates over the terms of the Euro denominated private placement notes, such payments could have a material adverse effect on our business, financial condition, results of operations, and cash flows and could significantly reduce stockholder benefits from a change of control event.

Additional tax expense or additional tax exposures could affect our future profitability.

In fiscal year 2016, approximately 23% of our earnings before income taxes was earned in jurisdictions outside the United States.  Accordingly, we are subject to income taxes in both the United States and various non-U.S. jurisdictions.  Our tax liabilities are dependent upon the distribution mix of operating income among these different jurisdictions.  Our tax expense includes estimates of additional tax that may be incurred and reflects various estimates, projections, and assumptions that could impact the valuation of our deferred tax assets and liabilities.  Our future operating results could be adversely affected by changes in the effective tax rate, including:

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

In 2016, approximately 45% of our total sales were made to customers in jurisdictions outside of the United States (including products manufactured in the United States and sold outside the United States as well as products manufactured in international locations), including approximately 8% of our total sales to Brazil, Russia, India and China, known as the “BRIC” countries.

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

In 2016, approximately 3% of our total sales were recorded in the Peoples’ Republic of China (“China”) and we have significant operations in China.  Certain of our independent registered public accounting firm’s audit documentation related to their audit report included in this annual report may be located in the China.  The Public Company Accounting Oversight Board (“PCAOB”) currently cannot inspect audit documentation located in China and, as such, prevents the PCAOB from regularly evaluating audit work of any auditors that was performed in China, including that performed by our independent auditors in China.  As a result, investors may be deprived of the full benefits of PCAOB oversight of our global audits via their inspections.  The inability of the PCAOB to conduct inspections of audit work performed in China makes it more difficult to evaluate the effectiveness of our Chinese independent auditor’s audit procedures as compared to auditors in other jurisdictions that are subject to PCAOB inspections on all of their work.

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar.  These exposures may change over time as our business and business practices evolve, and they could have a material adverse effect on our financial results and cash flows.  An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies.  Foreign currency exchange rate risk is reduced through several means, including the maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products, and prompt settlement of inter-company balances utilizing a global netting system.  While we monitor our exchange rate exposures and seek to reduce the risk of volatility, our actions may not be successful in significantly mitigating such volatility.

Of the $81,090 of cash and cash equivalents held at September 30, 2016, $80,745 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the U.S. may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in whole or in part, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

In addition, uncertain global economic conditions arising from circumstances such as slowing growth in emerging regions could result in reduced customer confidence and decreased demand for our products and services, disruption in payment patterns and higher default rates, a tightening of credit markets, increased risk regarding supplier performance, increased counterparty risk with respect to the financial institutions with which we do business, and exchange rate fluctuations.  While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the financial institutions with whom we transact business could have a material adverse effect on our international operations or on our business, financial condition, results of operations, and cash flows.

Political and economic uncertainty in the European Union could adversely impact our business, results of operations, financial condition and prospects.

Credit rating downgrades in certain European countries and/or speculation regarding changes to the composition or viability of the European Union (“EU”) create uncertain global economic conditions.  On June 23, 2016, the United Kingdom (“UK”) voted to leave the EU.  The UK’s voluntary exit from the EU, generally referred to as the “Brexit,” triggered short-term financial volatility, including a decline in the value of the Great Britain Pound (“GBP”) in comparison to both the U.S. dollar (“USD”) and the European Union countries’ Euro (“EUR”).  In addition, a process of negotiation will be required to determine the future terms of the UK’s relationship with the EU, and the uncertainty before, during and after the period of negotiation could have a negative economic impact and result in further volatility in the markets for several years.  The impact of the Brexit referendum and such ongoing uncertainty may result in various economic and financial consequences for businesses operating in the UK, the EU and beyond.

We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries, including the UK.  During fiscal year 2016, approximately 3% of our consolidated net sales were invoiced to customers in the UK through both our Aerospace and our Industrial reportable segments.  Approximately 27% of our consolidated net sales were invoiced to customers in Europe overall.  Woodward and its various subsidiaries hold financial assets and liabilities denominated in GBP and EUR, including cash and cash equivalents, accounts receivable, postretirement defined benefit pension plan assets and liabilities, and accounts payable, and the future impacts of the Brexit and the continued uncertainty surrounding the EU could have a material impact on our business, financial condition, results of operations and cash flows.

Changes in the estimates of fair value of reporting units or of long-lived assets, particularly goodwill, may result in future impairment charges, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Over time, the fair values of long-lived assets change.  At September 30, 2016, we had $555,684 of goodwill, representing 21% of our total assets.  We test goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate.  Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings.  We also test property, plant, and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings.  Any such impairment charges could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Impairment charges would also reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the debt and equity markets.

We completed our annual goodwill impairment test during the quarter ended September 30, 2016.  In performing the annual goodwill impairment test, we determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit.  The identification of reporting units and consideration of aggregation criteria requires management’s judgment.  Further, we use the income approach based on a discounted cash flow method that incorporates various estimates and assumptions.  The results of our fiscal year 2016 annual goodwill impairment test performed as of July 31, 2016 indicated the estimated fair values of each of our reporting units were in excess of their carrying amounts, and accordingly, no impairment existed.  There can be no assurance that our estimates and assumptions of the fair value of our reporting units, the current economic environment, or the other inputs used in forecasting the present value of forecasted cash flows used to estimate the fair value of our reporting units will prove to be accurate projections of future performance.

As part of our ongoing monitoring efforts, we will continue to consider the global economic environment and its potential impact on our businesses, as well as other factors, in assessing goodwill and long-lived assets for possible indications of impairment.

Our manufacturing activities may result in future environmental costs or liabilities.

We use hazardous materials and/or regulated materials in our manufacturing operations.  We also own, operate, and may acquire facilities that were formerly owned and operated by others that used such materials.  The risk that a significant release of regulated materials has occurred in the past or will occur in the future cannot be completely eliminated or prevented.  As a result, we are subject to a substantial number of costly regulations.  In particular, we are required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the United States, the European Union, and other territories, including those governing emissions to air, discharges to water, noise and odor emissions, the generation, handling, storage, transportation, treatment and disposal of waste materials, and the cleanup of contaminated properties and human health and safety.  Compliance with these laws and regulations results in ongoing costs.  We cannot be certain that we have been, or will at all times be, in complete compliance with all environmental requirements, or that we will not incur additional material costs or liabilities in connection with these requirements.  In addition, we may be exposed to other environmental costs such as participation in superfund sites or other similar jurisdictional initiatives.

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

Certain of our operations in the United States and internationally involve different employee/employer relationships and the existence of works’ councils.  In addition, a portion of our workforce in the United States is unionized and is expected to remain unionized for the foreseeable future.  Competition for technical personnel in the industries in which we compete is intense.  Our future success depends in part on our continued ability to hire, train, assimilate, and retain qualified personnel.  There is no assurance that we will continue to be successful in recruiting qualified employees in the future.  Any significant increases in labor costs, deterioration of employee relations, including any conflicts with works’ councils or unions, or slowdowns or work stoppages at any of our locations, whether due to employee turnover, changes in availability of qualified technical personnel, or otherwise, could have a material adverse effect on our business, our relationships with customers, and our financial condition, results of operations, and cash flows.

Our operations and suppliers may be subject to physical and other risks, including natural disasters that could disrupt production and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Accounting for retirement, pension and postretirement benefit obligations and related expense requires the use of assumptions, including a weighted-average discount rate, an expected long-term rate of return on assets, a net healthcare cost trend rate, and projected mortality rates, among others.  Benefit obligations and benefit costs are sensitive to changes in these assumptions.  As a result, assumption changes could result in increases in our obligation amounts and expenses.  If interest rates decline, the present value of our postretirement benefit plan liabilities may increase faster than the value of plan assets, resulting in significantly higher unfunded positions in some of our pension plans.  As of September 30, 2016, we had $208,812 in invested pension plan assets.  Investment losses may result in decreases to our pension plan assets.

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

Commercial producers of electricity use many of our components and systems, most predominately in their power plants that use natural gas as their fuel source.  Commercial producers of electricity are often in a position to manage the use of different power plant facilities and make decisions based on operating costs.  Compared to other sources of fuels used for power generation, natural gas prices have increased slower than fuel oil, but about the same as coal.  This increase in natural gas prices and any future increases, whether in absolute dollars or relative to other fuel costs such as oil, could impact the sales mix of our components and systems, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Long-term reduced commodity prices for oil, natural gas, and other minerals may depress the markets for certain of our products and services, particularly those from our Industrial segment.

Many of our Industrial segment OEM and aftermarket customers and our Aerospace segment rotorcraft product lines’ customers provide goods and services that support various industrial extraction activities, including mining, oil and gas exploration and extraction, and transportation of raw materials from extraction sites to refineries and/or processing facilities.  Long-term lower prices for commodities such as oil, natural gas, gold, tin, and various other minerals could reduce exploration activities and place downward pressure on demand for Woodward’s goods and services that support exploration and extraction activities.

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

The market price of our common stock has fluctuated over time.  Stock markets in general have experienced extreme price and volume volatility particularly over the past few years.  The trading price of our common stock ranged from a high of $63.98 per share to a low of $39.68 per share during the twelve months ended September 30, 2016.  The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:

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

As of September 30, 2016, we had 72,960 shares of common stock issued, of which 11,374 shares were held as treasury shares.  In addition, stockholders who each own 5% or greater of our shares hold a total of approximately 20% of the outstanding shares of our common stock.  During the fourth quarter of fiscal year 2016, the average daily trading volume of our stock was approximately 221 shares.  While the level of trading activity will vary each day, our typical daily trading volume is relatively low and represents only a small percentage of total shares of stock outstanding.  As a result, a stockholder who sells a significant number of shares of stock in a short period of time could negatively affect our share price.

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

Item 2.Properties

Our principal plants are as follows:

United States

Duarte, California – Aerospace segment manufacturing and engineering

Fort Collins, Colorado (two plants) – Corporate headquarters and Industrial segment manufacturing and engineering

Greenville, South Carolina (leased) –Industrial segment manufacturing and Aerospace and Industrial segments engineering

Loveland, Colorado –Industrial segment manufacturing and Aerospace and Industrial segments engineering

Niles, Illinois – Aerospace segment manufacturing and Aerospace and Industrial segments engineering

Rockford, Illinois (two plants) – Aerospace segment manufacturing and engineering

Santa Clarita, California – Aerospace segment manufacturing and engineering

Zeeland, Michigan – Aerospace segment manufacturing and engineering

Other Countries

Aken, Germany (leased) –Industrial segment manufacturing and engineering

Kempen, Germany –Industrial segment manufacturing and engineering

Krakow, Poland –Industrial segment manufacturing and Aerospace and Industrial segments engineering

Tianjin, Peoples’ Republic of China (leased) –Industrial segment assembly

In addition to the principal plants listed above, we own or lease other facilities used primarily for sales, service activities, assembly,  and/or engineering activities in Brazil, Bulgaria, China, India, Japan, the Netherlands, the Republic of Korea, Russia, the United Kingdom, Germany, and the United States.

In fiscal year 2016, we completed construction of a manufacturing building for our Industrial segment and  a corporate headquarters building on a second campus in Fort Collins, Colorado.  This campus is intended to support the future growth of our Industrial segment by supplementing our existing Colorado manufacturing facilities.

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market and is traded under the symbol “WWD.”  At November 10, 2016, there were approximately 1,000 holders of record.

The following table sets forth the high and low sales prices of our common stock and dividends paid for the periods indicated.

	Fiscal Year Ended September 30,
	2016			2015
	High	Low	Cash Dividends	High	Low	Cash Dividends
First quarter	$51.34	$39.68	$0.10	$53.13	$44.79	$0.08
Second quarter	$53.50	$41.24	$0.11	$51.43	$41.01	$0.10
Third quarter	$59.60	$50.70	$0.11	$56.55	$46.37	$0.10
Fourth quarter	$63.98	$56.00	$0.11	$55.59	$39.82	$0.10

Performance Graph

The following graph compares the cumulative 10-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrial Machinery index.  The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2006 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2016.  We have used a period of 10 years as we believe that our stock performance should be reviewed over a period that is reflective of our long-term business cycle.

	9/06	9/07	9/08	9/09	9/10	9/11	9/12	9/13	9/14	9/15	9/16
Woodward, Inc.	$100.00	$187.76	$213.44	$148.49	$200.20	$170.58	$213.20	$258.37	$303.52	$261.42	$404.68
S&P Midcap 400	100.00	118.76	98.95	95.87	112.92	111.47	143.29	182.95	204.56	207.42	239.21
S&P Industrial Machinery	100.00	132.90	98.09	96.62	123.65	108.58	158.47	217.68	239.49	228.12	305.38

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
July 1, 2016 through July 31, 2016 (2)	342	$58.54	-	$50,000
August 1, 2016 through August 31, 2016 (2)	274	62.72	-	50,000
September 1, 2016 through September 30, 2016	-	-	-	50,000

(1)

In the second quarter of fiscal year 2015, our Board of Directors authorized a program for the repurchase of up to $300,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2018.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 342 shares of common stock were acquired in July 2016 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 274 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in August 2016.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Consolidated Balance Sheets

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes which appear in “Item 8 – Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(In thousands except per share amounts)
Net sales (1)	$2,023,078	$2,038,303	$2,001,240	$1,935,976	$1,865,627
Net earnings (1)(2)(3)(4)	180,838	181,452	165,844	145,942	141,589
Earnings per share:
Basic earnings per share	2.92	2.81	2.50	2.13	2.06
Diluted earnings per share	2.85	2.75	2.45	2.10	2.01
Cash dividends per share	0.43	0.38	0.32	0.32	0.31
Income taxes (4)	45,648	59,497	61,400	53,629	56,218
Interest expense	26,776	24,864	22,804	26,703	26,003
Interest income	2,025	787	271	273	542
Depreciation expense	41,550	45,994	43,773	37,254	35,808
Amortization expense	27,486	29,241	33,580	36,979	32,809
Capital expenditures	175,692	286,612	207,106	141,600	64,900
Weighted-average shares outstanding:
Basic shares outstanding	61,893	64,684	66,432	68,392	68,880
Diluted shares outstanding	63,556	66,056	67,776	69,602	70,307

	At September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Working capital (5)	$463,811	$579,211	$627,981	$498,757	$583,607
Total assets (5)	2,642,362	2,512,404	2,358,603	2,171,539	1,815,758
Long-term debt, less current portion (5)	577,153	848,488	708,110	449,152	382,969
Total debt (5)	727,153	850,918	708,110	549,152	390,798
Total liabilities (5)(6)	1,429,767	1,359,300	1,197,659	1,028,994	807,643
Stockholders’ equity	1,212,595	1,153,104	1,160,944	1,142,545	1,008,115
Full-time worker members	6,852	6,955	6,701	6,736	6,650

Notes:

1.

On December 28, 2012, Woodward acquired from GE Aviation Systems LLC (the “Seller”) substantially all of the assets and certain liabilities of the Seller's thrust reverser actuation systems business located in Duarte, California (the “Duarte Business”).

2.

In the first quarter of fiscal year 2016, Woodward recorded special charges totaling approximately $16,100 related to its efforts to consolidate facilities, reduce costs and address current market conditions.

3.

In the third quarter of fiscal year 2013, Woodward recorded a specific charge of $15,707 related to the alignment of its renewable power business to the economic environment and then foreseeable future.

4.

In fiscal year 2016, Woodward recognized a tax benefit of $6,500, or $0.10 per basic and diluted share, related to the retroactive impact of the permanent reinstatement of the U.S. research and experimentation credit (“R&E Credit”) pertaining to fiscal year 2015.  In fiscal year 2015, Woodward recognized a tax benefit of $5,818, or $0.09 per basic and diluted share, related to the retroactive impact of the reinstatement of the R&E Credit pertaining to fiscal year 2014.  In fiscal year 2013, Woodward recognized a tax benefit of $4,911, or $0.07 per basic and diluted share, related to the retroactive impact of the reinstatement of the R&E Credit pertaining to fiscal year 2012.

5.

In fiscal year 2016, Woodward adopted the following Financial Accounting Standards Board’s (“FASB”) Accounting Standards Updates (“ASU”):  ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” and ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” Retrospective adoption was required for these ASUs and therefore fiscal years 2015, 2014, 2013 and 2012 have been restated to reflect the adoption of these ASUs.  See Note 2, New accounting standards in the Notes to the Consolidated Financial Statements in “Item8 – Financial Statements and Supplementary Data” for more information about these ASUs.

6.

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”).  Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded the $250,000 consideration received from GE for its purchase of a 50% equity interest in the JV as deferred income.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  As of September 30, 2016, accrued liabilities include $6,552 and other liabilities include $238,187 of unamortized deferred income realized upon the JV formation.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Woodward enhances the global quality of life and sustainability by optimizing energy use through improved efficiency and lower emissions.  We are an independent designer, manufacturer, and service provider of energy control and optimization solutions.  We design, produce and service reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments.  We have production and assembly facilities in the United States, Europe, Asia and South America, and promote our products and services through our worldwide locations.

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

Commercial and Civil Aircraft – In the commercial aerospace markets, global air traffic continued to grow in fiscal year 2016.  Commercial aircraft production has increased with the introduction of new aircraft models and as aircraft operators continue to take delivery of more fuel efficient aircraft and retire older and less efficient aircraft.  This trend toward more fuel efficient aircraft favors our product offerings because we have more content on the newer generation of aircraft that have recently entered service or are scheduled to go into production over the next several years.    Business and General Aviation market demand –  including business jets, turboprops and helicopters – declined in 2016 as a result of global economic conditions and continuing low oil prices.

We have been awarded content on the Airbus A320neo and A330neo, Bell 429, Boeing 737 MAX, 787, 747-8 and 777X, Bombardier CSeries, Comac C919, Irkut MS-21 and a variety of business jet platforms, among others.  We continue to explore opportunities on new engine and aircraft programs that are under consideration or have been recently announced.

Defense – The defense industry continues under the minimal-growth regime of the Budget Control Act of 2011 and related procurement reductions and delays.  Our involvement with a wide variety of defense programs in fixed-wing aircraft, rotorcraft and weapons systems has provided relative stability for our defense market sales, as some newer programs increase (e.g. F-35 Lightning II and KC-46A Tanker) while some legacy programs are reduced (e.g. F/A-18 E/F Super Hornet and V-22 Osprey).  Others are relatively steady (e.g. UH-60 Black Hawk and A-64 Apache helicopter programs).  We have significant motion control system content for the refueling boom on the KC-46A, which enters low rate production in 2017.  Weapons programs for which we have significant sales include the Joint Direct Attack Munition (“JDAM”),  Small Diameter Bomb (“SDB”) and AIM-9X guided tactical weapon systems.

Aftermarket – U.S. government sustainment funds continue to be prioritized to defense aircraft platforms on which we have content, among others.  Accordingly, our defense aftermarket has shown improvement in fiscal year 2016, but we expect it to be variable in future periods, as it has been in the past.  Variability is generally attributable to the cycling of various upgrade programs, as well as actual usage.  Our commercial aftermarket business has increased as our products have been selected for new aerospace platforms and our content has increased across existing platforms.  We have experienced the strongest gains in commercial aftermarket related to programs like Airbus A320 and Boeing 777.  While some legacy programs have been negatively impacted by the availability of surplus hardware from aircraft retirements (and subsequent disassembly for parts re-use), combined with increasingly tight budget control by airline maintenance departments, we saw moderate growth in fiscal year 2016.

Industrial Markets

Our industrial and energy products are used worldwide in various types of turbine- and reciprocating engine-powered equipment, including electric power generation and distribution systems, ships, locomotives, compressors, pumps, and other mobile and industrial machines.

Industrial Turbines – The turbine market for new capacity, which consists mainly of heavy frames, aero derivatives and steam, was down in fiscal year 2016 compared to fiscal year 2015.  Demand continues for turbine aftermarket products and services driven by maintenance and performance requirements.  Start reliability, fuel flexibility, and part-load efficiency are all key drivers of the turbine market as the conversion from coal to gas usage continues, and we believe Woodward is well positioned to meet these market needs on the next generation turbines.  Though the increasing demand for energy supports long-term growth for turbines, we expect market softness to continue in fiscal year 2017 due to global economic industrial weakness and low oil and gas prices.  However, customer share gains and increased scope on the latest generation turbines, as well as continued demand for aftermarket products and services, are anticipated to lessen the impact of market softness in fiscal year 2017.

Reciprocating Engines – Woodward’s key markets for engine control technologies are power generation, natural gas fueled trucks and buses in China, mining, construction, oil and gas, and shipping industries.  Most of these markets remained soft or depressed in 2016 due to global economic weakness and low oil and gas prices.  In China, government incentives, natural gas supplies, and other factors have reduced the demand for natural gas-fueled trucks and buses in China and other key markets, which also reduced demand for our control systems used in these applications.  We expect customer share gains and increased scope on the latest generation reciprocating engines, as well as continued demand for aftermarket products and services, to have a favorable impact on Woodward in fiscal year 2017.  Government emissions requirements across many regions and new engine applications are driving demand for more sophisticated control systems, as is customer demand for improved engine efficiencies and increased reliability.  Energy policies in some countries encourage the use of natural gas and other alternative fuels over carbon-rich petroleum fuels, which we expect will drive increased demand for our alternative fuel clean engine control technologies.

Renewable Power – The renewable power industry connected a record 63 gigawatts (“GW”) to the grid in calendar year 2015.  This is expected to decelerate in calendar year 2016 to 52.8 GW and grow at a much more modest and stable pace through the next decade.  Uncertainty regarding government renewable mandates is subsiding, thereby reducing market volatility in the renewable power industry.  In many regions of the world, such as Brazil and India, new renewable generation will be limited by grid connectivity constraints.  The updated German Renewable Energy Sources Act (Erneuerbare Energien Gesetz – EEG) is moving away from a feed-in-tariff scheme, to a more sustainable “corridor targets scheme” (2500 MW annually for onshore wind).  Currently, capital investment and operating costs for onshore wind continue to substantially decline, driving the levelized cost of energy (“LCOE”) toward parity with most fossil fuel energy sources.  In the medium to longer term, we anticipate this trend to continue in the onshore market and emerge in the offshore wind market.  The trend for larger turbines (+3 MW onshore and +6 MW offshore) will continue to transform OEM product portfolios and fuel industry consolidation, as weaker companies will not be able to invest rapidly enough to maintain pace with the larger competitors, further reducing the LCOE.  Looking forward, we anticipate that integration of renewable energy sources into the grid and increased global energy demand will drive new opportunities for our advanced control and protection solutions.

RESULTS OF OPERATIONS

Joint Venture

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE.  The JV designs, develops and sources the fuel system for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

As part of the JV formation, Woodward contributed to the JV certain contractual rights and intellectual property applicable to the existing GE commercial aircraft engine programs within the scope of the JV.  Woodward has no initial cost basis in the JV because Woodward had no cost basis in the contractual rights and intellectual property contributed to the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of approximately $4,894 each year beginning January 4, 2017 subject to certain claw-back conditions.  Neither Woodward nor GE contributed any tangible assets to the JV.

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

Woodward and GE jointly manage the JV, and any significant decisions and/or actions of the JV require the mutual consent of both Woodward and GE.  Neither Woodward nor GE has a controlling financial interest in the JV, but Woodward does have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its remaining 50% ownership interest in the JV using the equity method of accounting.  Other income includes $6,204 for the nine-months ended September 30, 2016 related to Woodward’s equity interest in the earnings of the JV.  During nine-months ended September 30, 2016, Woodward net sales include $46,973 of sales to the JV and a reduction to sales of $21,391 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.

Operational Highlights

Net sales for fiscal year 2016 were $2,023,078, a decrease of 0.7% from $2,038,303 for the prior fiscal year.  Net sales for fiscal year 2016 were negatively impacted by $14,885 related to unfavorable changes in foreign currency exchange rates compared to the prior fiscal year.  Aerospace segment sales for fiscal year 2016 were up 6.2% to $1,233,176, compared to $1,160,883 for the prior fiscal year.  Industrial segment sales for fiscal year 2016 were down 10.0% to $789,902, compared to $877,420 for the prior fiscal year.

Net earnings for fiscal year 2016 were $180,838, or $2.85 per diluted share, compared to $181,452, or $2.75 per diluted share, for fiscal year 2015.  Net earnings for fiscal year 2016 included approximately $16,100 of special charges related to our efforts to consolidate facilities, reduce costs and address current market conditions, which was equal to approximately $9,900 net of tax.  Net earnings for fiscal year 2016 were also negatively impacted by approximately $3,000, or $2,000 net of tax, related to unfavorable changes in foreign currency exchange rates compared to fiscal year 2015.

The effective tax rate in fiscal year 2016 was 20.2% compared to 24.7% for the prior fiscal year.

Earnings before interest and taxes (“EBIT”) for fiscal year 2016 was $251,237,  down 5.2% from $265,026 in fiscal year 2015.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal year 2016 was $320,273,  down 5.9% from $340,261 for fiscal year 2015.  EBIT and EBITDA for fiscal year 2016 include the special charges of approximately $16,100 discussed above.  EBIT and EBITDA for fiscal year 2016 were negatively impacted by approximately $3,000 related to unfavorable changes in foreign currency exchange rates compared to the prior fiscal year.

Aerospace segment earnings as a percent of segment net sales increased to 18.8% in fiscal year 2016 from 16.2% in the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 10.4% in fiscal year 2016 from 14.4% in the prior fiscal year.

Liquidity Highlights

Net cash provided by operating activities for fiscal year 2016 was $435,379, compared to $295,990 for fiscal year 2015.  The increase in net cash provided by operating activities is primarily attributable to the after-tax proceeds related to the formation of the JV between Woodward and GE (“JV Proceeds”).

For fiscal year 2016, adjusted free cash flow, which we define as net cash flows provided by operating activities less payments for property, plant and equipment and less the JV Proceeds, was $104,687, compared to $9,378 for fiscal year 2015.  The increase is primarily attributable to lower payments for property, plant and equipment in fiscal year 2016 as compared to fiscal year 2015.

On September 23, 2016, Woodward and one of its wholly owned subsidiaries each entered into a series of note purchase agreements (the “2016 Note Purchase Agreements”) relating to the sale by Woodward and its wholly owned subsidiary of an aggregate principal amount of €160,000 of its unsecured notes to various third parties in a series of private placement transactions.  We used the net proceeds from the issuance of these notes to repay amounts outstanding under our revolving credit agreement.

At September 30, 2016, we held $81,090 in cash and cash equivalents, and had total outstanding debt of $729,244 with additional borrowing availability of $835,470, net of outstanding letters of credit, under our revolving credit agreement.  There was additional borrowing capacity of $44,001 under various foreign lines of credit and foreign overdraft facilities.

Consolidated Statements of Earnings and Other Selected Financial Data

The following tables set forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Year Ended September 30,
	2016		2015		2014
		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$2,023,078	100%	$2,038,303	100%	$2,001,240	100%
Costs and expenses:
Cost of goods sold	1,475,540	72.9	1,453,718	71.3	1,425,839	71.2
Selling, general, and administrative expenses	154,951	7.7	156,995	7.7	155,339	7.8
Research and development costs	126,170	6.2	134,485	6.6	138,005	6.9
Amortization of intangible assets	27,486	1.4	29,241	1.4	33,580	1.7
Interest expense	26,776	1.3	24,864	1.2	22,804	1.1
Interest income	(2,025)	(0.1)	(787)	(0.0)	(271)	(0.0)
Other (income) expense, net	(12,306)	(0.6)	(1,162)	(0.1)	(1,300)	(0.1)
Total costs and expenses	1,796,592	88.8	1,797,354	88.2	1,773,996	88.6
Earnings before income taxes	226,486	11.2	240,949	11.8	227,244	11.4
Income tax expense	45,648	2.3	59,497	2.9	61,400	3.1
Net earnings	$180,838	8.9	$181,452	8.9	$165,844	8.3

Other selected financial data:

	September 30,	September 30,
	2016	2015
Working capital	$463,811	$579,211
Short-term borrowings and current portion of long-term debt	150,000	2,430
Total debt	727,153	850,918
Total stockholders' equity	1,212,595	1,153,104

Non-U.S. GAAP Financial Measures

EBIT,  EBITDA, free cash flow, and adjusted free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

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

EBIT and EBITDA for the fiscal years ended September 30, 2016, September 30, 2015, and September 30, 2014 were as follows:

	Year Ended September 30,
	2016	2015	2014
Net earnings (U.S. GAAP)	$180,838	$181,452	$165,844
Income taxes	45,648	59,497	61,400
Interest expense	26,776	24,864	22,804
Interest income	(2,025)	(787)	(271)
EBIT (Non-U.S. GAAP)	251,237	265,026	249,777
Amortization of intangible assets	27,486	29,241	33,580
Depreciation expense	41,550	45,994	43,773
EBITDA (Non-U.S. GAAP)	$320,273	$340,261	$327,130

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

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant and equipment, as well as adjusted free cash flow, which is defined by the Company as free cash flow less the JV Proceeds, in reviewing the financial performance of Woodward’s various business groups and evaluating cash levels.  In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP.  Neither free cash flow nor adjusted free cash flow necessarily represent funds available for discretionary use, and neither is necessarily a measure of our ability to fund our cash needs.  In particular, the net proceeds received in connection with the formation of the JV was a discrete positive cash flow event not expected to recur.  Our calculations of free cash flow and adjusted free cash flow may differ from similarly titled measures used by other companies, limiting its usefulness as a comparative measure.

Free cash flow and adjusted free cash flow for the fiscal years ended September 30, 2016, September 30, 2015, and September 30, 2014 were as follows:

	Year Ended September 30,
	2016	2015	2014
Net cash provided by operating activities (U.S. GAAP)	$435,379	$295,990	$273,570
Payments for property, plant and equipment	(175,692)	(286,612)	(207,106)
Free cash flow (Non-U.S. GAAP)	$259,687	$9,378	$66,464
Less: Gross proceeds from formation of joint venture	250,000	-	-
Tax payments related to formation of joint venture	(95,000)	-	-
Net after-tax proceeds from formation of joint venture	155,000	-	-
Adjusted free cash flow (Non-U.S. GAAP)	$104,687	$9,378	$66,464

2016 RESULTS OF OPERATIONS

2016 Sales Compared to 2015

Consolidated net sales in fiscal year 2016 decreased 0.7% to $2,023,078 from $2,038,303 in fiscal year 2015.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended September 30, 2015	$2,038,303
Aerospace volume	58,399
Industrial volume	(66,568)
Effects of changes in price and sales mix	7,829
Effects of changes in foreign currency rates	(14,885)
Consolidated net sales for the period ended September 30, 2016	$2,023,078

The decrease in net sales for fiscal year 2016 was primarily attributable to continued weakness across nearly all our Industrial segment markets, partially offset by increased commercial aftermarket and defense sales in the Aerospace segment markets.

Our net sales were negatively impacted by $14,885 in fiscal year 2016 by fluctuations in foreign currency exchange rates compared to fiscal year 2015.  Nearly all of the foreign currency impact to our net sales was realized through our Industrial segment, primarily due to changes in the EUR.

Our worldwide sales activities are primarily denominated in USD, EUR, GBP, Japanese Yen (“JPY”), Brazilian Real (“BRL”), and Chinese Renminbi (“RMB”).  As the USD, EUR, GBP, JPY, BRL and RMB fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions.  For additional information on foreign currency exchange rate risk, please refer to the risk factor titled “We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries” set forth under the caption “Risk Factors” in Part I, Item 1A of this Form 10-K and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,”

2016 Costs and Expenses Compared to 2015

Costs and expenses for fiscal year 2016 include special charges, recorded in the first quarter, totaling approximately $16,100 ($13,300 included in cost of goods sold, $1,700 included in selling, general and administrative expenses, and $1,100 included in research and development costs) related to our efforts to consolidate facilities, reduce costs and address current market conditions.  Cost savings realized during fiscal year 2016 related to these charges generally offset the expenses recorded in the first quarter of fiscal year 2016.

Cost of goods sold increased by $21,822 to $1,475,540, or 72.9% of net sales, for fiscal year 2016 from $1,453,718, or 71.3% of net sales, for fiscal year 2015.  The increase in cost of goods sold is primarily attributable to the inclusion in fiscal year 2016 of approximately $13,300 of special charges recorded in the first quarter, as described above.  In addition, cost of goods sold increased due to increased sales in our Aerospace segment and planned new facility start-up expenses for our new Rockford-area and Colorado facilities, partially offset by the effects of lower sales volume in our Industrial segment.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 27.1% for fiscal year 2016, compared to 28.7% for fiscal year 2015.  Gross margin for fiscal year 2016 was lower compared to fiscal year 2015, primarily related to the inclusion in cost of goods sold of approximately $13,300 of special charges in the first quarter of fiscal year 2016, as well as planned new facility start-up expenses for our new Rockford-area and Colorado facilities.

Selling, general, and administrative expenses decreased by $2,044, or 1.3%, to $154,951 for fiscal year 2016 as compared to $156,995 for fiscal year 2015.  Selling, general, and administrative expenses as a percentage of net sales was 7.7% for both fiscal year 2016 and fiscal year 2015.  The decrease in selling, general and administrative expenses for fiscal year 2016 was due to the inclusion in fiscal year 2015 of expenses associated with our negotiations to enter into the JV agreement with GE for which there is no equivalent expense in fiscal year 2016, as well as normal variability in costs.  In fiscal year 2016, these decreases were partially offset by the special charges of $1,700 described above.

Research and development costs decreased by $8,315, or 6.2%, to $126,170 for fiscal year 2016, as compared to $134,485 for fiscal year 2015.  Research and development costs decreased as a percentage of net sales to 6.2% for fiscal year 2016 as compared to 6.6% for fiscal year 2015.  Research and development costs in fiscal year 2016 were impacted by variability in the timing of projects and expenses.  In addition, fiscal year 2016 includes the special charges of $1,100 described above.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs

Amortization of intangible assets decreased to $27,486 for fiscal year 2016, compared to $29,241 for fiscal year 2015.  As a percentage of net sales, amortization of intangible assets were 1.4% for both fiscal year 2016 and fiscal year 2015.  The decrease in amortization expense was primarily related to certain intangible assets becoming fully amortized during fiscal year 2015.

Interest expense increased to $26,776, or 1.3% of net sales, for fiscal year 2016, compared to $24,864, or 1.2% of net sales, for fiscal year 2015.  The increase in interest expense was primarily attributable to lower amounts of capitalized interest in fiscal year 2016 as compared to fiscal year 2015, as capital projects have been completed.

Income taxes were provided at an effective rate on earnings before income taxes of 20.2% for fiscal year 2016, compared to 24.7% for fiscal year 2015.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

Effective tax rate at September 30, 2015	24.7%
Research and experimentation credit	(3.5)
Adjustment of prior period tax items	1.9
Net excess income tax benefit from stock-based compensation	(2.6)
Other	(0.3)
Effective tax rate at September 30, 2016	20.2%

The decrease in the year-over-year effective tax rate for fiscal year 2016 is primarily attributable to the permanent extension, in fiscal year 2016, of the U.S. research and experimentation credit (“R&E Credit”) and the recognition through earnings of a net excess income tax benefit from stock compensation due to the adoption of ASU 2016-09 (see Note 2, Recent accounting pronouncements, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”).  Additionally, there were fewer favorable resolutions, reviews of tax matters, and lapses of applicable statutes of limitation in fiscal year 2016 as compared to fiscal year 2015.

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Consolidated Balance Sheets was $23,526 at September 30, 2016 and $21,469 at September 30, 2015.  At September 30, 2016, the amount of unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $11,426.  At this time, we estimate it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $8,433 in the next twelve months due to a number of factors including the completion of reviews by tax authorities and the expiration of certain statutes of limitations.  We accrue for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of $1,273 as of September 30, 2016 and $859 as of September 30, 2015.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense.  Fiscal years remaining open to examination in significant foreign jurisdictions include 2008 and thereafter, and for the United States include fiscal years 2013 and thereafter.  Woodward is currently under examination by the Internal Revenue Service for fiscal year ended September 30, 2014.  Woodward is generally subject to U.S. state income tax examinations for fiscal years 2012 and the periods thereafter.

SEGMENT RESULTS

Woodward serves the aerospace, industrial and energy markets through its two reportable segments – Aerospace and Industrial.  Our reportable segments are aggregations of our operating segments.  See Note 20, Segment information, in the Notes to the Consolidated Financial Statements for further information regarding our segments.  The following table presents sales by segment:

	Year Ended September 30,
	2016		2015		2014
Net sales:
Aerospace	$1,233,176	61.0%	$1,160,883	57.0%	$1,084,025	54.2%
Industrial	789,902	39.0	877,420	43.0	917,215	45.8
Consolidated net sales	$2,023,078	100.0%	$2,038,303	100.0%	$2,001,240	100.0%

The following table presents earnings by segment:

	Year Ended September 30,
	2016	2015	2014
Aerospace	$232,166	$187,747	$159,200
Industrial	82,237	126,641	134,278
Total segment earnings	314,403	314,388	293,478
Nonsegment expenses	(63,166)	(49,362)	(43,701)
Interest expense, net	(24,751)	(24,077)	(22,533)
Consolidated earnings before income taxes	226,486	240,949	227,244
Income tax expense	45,648	59,497	61,400
Consolidated net earnings	$180,838	$181,452	$165,844

The following table presents earnings by segment as a percent of segment net sales:

	Year Ended September 30,
	2016	2015	2014
Aerospace	18.8%	16.2%	14.7%
Industrial	10.4	14.4	14.6

2016 Segment Results Compared to 2015

Aerospace

Aerospace segment net sales were $1,233,176 for fiscal year 2016, up 6.2% compared to $1,160,883 for fiscal year 2015.  The increase in segment net sales for fiscal year 2016 as compared to fiscal year 2015 was driven primarily by increased defense sales for aftermarket and orginal equipment manufacturer (“OEM”), and increased commercial aftermarket sales, partially offset by slightly weaker commercial OEM sales.

U.S. government funds continue to be prioritized for defense platforms on which we have content.  Defense sales, for both aftermarket and OEM, continued to increase in fiscal year 2016, primarily related to conflicts in the Middle East.  Sales of smart weapons were particularly strong in fiscal year 2016, as end-customers replenish their stock.

Commercial aftermarket sales were up in fiscal year 2016 compared to fiscal year 2015, as global passenger traffic growth continues to drive aircraft utilization and our market share continues to grow.

Commercial OEM sales were down slightly for fiscal year 2016 as compared to fiscal year 2015 due to lower rotorcraft OEM sales, primarily related to lower extraction demands due to depressed oil prices, as well as variability in business jet demand.  These decreases were partially offset by increases in large transport OEM sales as aircraft deliveries of narrow-body and wide-body aircraft have continued to increase based on steady airline demand and new product introductions.

Aerospace segment earnings increased by $44,419, or 23.7%, to $232,166 for fiscal year 2016,  compared to $187,747 for fiscal year 2015.  The net increase in Aerospace segment earnings for fiscal year 2016 was due to the following:

Earnings for the period ended September 30, 2015	$187,747
Sales volume	26,775
Price, sales mix and productivity	13,274
Joint venture earnings	6,204
Other, net	(1,834)
Earnings for the period ended September 30, 2016	$232,166

Aerospace segment earnings as a percentage of sales were 18.8% for fiscal year 2016, compared to 16.2% for fiscal year 2015.  The increase was primarily attributable to higher sales volume, which included more high-margin aftermarket sales.

Industrial

Industrial segment net sales decreased by 10.0% to $789,902 for fiscal year 2016, compared to $877,420 for fiscal year 2015.    The decrease in segment net sales for fiscal year 2016, as compared to fiscal year 2015 was driven by ongoing weakness across many of our Industrial segment markets.  In particular, further deterioration of the natural gas truck market in China and continued weakness in reciprocating engine power generation and other OEM large capital equipment projects.  This weakness was primarily due to delayed maintenance and capital infrastructure investments due to slowing economic growth in China and other global markets, as well as continued depressed oil and gas pricing.  In addition, the first quarter of fiscal year 2015 had unusually strong sales in the natural gas truck market in Asia, which was not repeated in fiscal year 2016.  This weakness was partially offset in fiscal year 2016 by strength in industrial turbomachinery aftermarket sales.

Foreign currency exchange rates had an unfavorable impact on sales of approximately $13,000 for fiscal year 2016 compared to fiscal year 2015.

   Industrial segment earnings decreased by $44,404, or 35.1%, to $82,237 for fiscal year 2016,  compared to $126,641 for fiscal year 2015.  The decrease in Industrial segment earnings for fiscal year 2016 was due to the following:

Earnings for the period ended September 30, 2015	$126,641
Sales volume	(33,509)
Price, sales mix and productivity	(4,322)
Decrease in research and development expenses	6,989
New facility start-up costs	(5,868)
Effects of changes in foreign currency rates	(3,169)
Other, net	(4,525)
Earnings for the period ended September 30, 2016	$82,237

Industrial segment earnings as a percentage of sales were 10.4% for fiscal year 2016, compared to 14.4% for fiscal year 2015.  The decrease in segment earnings for year 2016 as compared to fiscal year 2015 was driven by the impact of lower sales volume, unfavorable product mix, and costs associated with our new facility in Colorado.  In addition, foreign currency exchange rates had an unfavorable impact of $3,169 for fiscal year 2016 compared to fiscal year 2015.

Nonsegment expenses

Nonsegment expenses increased to $63,166 for fiscal year 2016, compared to $49,362 for fiscal year 2015.  As a percent of sales, nonsegment expenses increased to 3.1% of net sales for fiscal year 2016, compared to 2.4% of net sales for fiscal year 2015.  The increase in nonsegment expenses in fiscal year 2016 as compared to fiscal year 2015 is due to special charges taken in the first quarter of fiscal year 2016 totaling approximately $16,100 related to our efforts to consolidate facilities, reduce costs and address market conditions.

2015 RESULTS OF OPERATIONS

2015 Sales Compared to 2014

Consolidated net sales in fiscal year 2015 increased 1.9% to $2,038,303 from $2,001,240 in fiscal year 2014.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended September 30, 2014	$2,001,240
Aerospace volume	60,065
Industrial volume	25,300
Effects of changes in price and sales mix	17,271
Effects of changes in foreign currency rates	(65,573)
Consolidated net sales for the period ended September 30, 2015	$2,038,303

The increase in net sales for fiscal year 2015 was primarily attributable to improvements in many of our markets in both the Aerospace and Industrial segments, partially offset by the negative impacts of unfavorable changes in foreign currency exchange rates compared to fiscal year 2014.  In Aerospace, we saw improvements in fiscal year 2015 across all markets over fiscal year 2014.  In Industrial, we saw increased sales volume of industrial gas turbine systems and wind turbine converters, partially offset by lower sales of natural gas truck systems in Asia.

Changes in selling prices and sales mix were driven primarily by our Aerospace segment markets.

During fiscal year 2015, our net sales were negatively impacted by $65,573 due to unfavorable impacts of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2014.  Nearly all of the negative foreign currency impact to our net sales was realized through our Industrial segment.

2015 Costs and Expenses Compared to 2014

Cost of goods sold increased by $27,879 to $1,453,718, or 71.3% of net sales, for fiscal year 2015 from $1,425,839, or 71.2% of net sales, for fiscal year 2014.  The increase in cost of goods sold was primarily attributable to higher sales volumes and planned start-up costs related to our new Aerospace segment facilities, partially offset by the favorable cost impact of fluctuations in foreign currency exchange rates compared to fiscal year 2014.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 28.7% for fiscal year 2015, compared to 28.8% for fiscal year 2014.  Gross margin for fiscal year 2015 was consistent with fiscal year 2014 as fixed cost leverage on increases in sales offset planned start-up costs related to our new Aerospace segment facilities.

Selling, general, and administrative expenses increased by $1,656, or 1.1%, to $156,995 for fiscal year 2015 as compared to $155,339 for fiscal year 2014.  Selling, general, and administrative expenses decreased as a percentage of net sales to 7.7% for fiscal year 2015 as compared to 7.8% for fiscal year 2014.  The slight increase in selling, general, and administrative expenses in fiscal year 2015 was primarily due to normal variability in costs as well as costs associated with the completion of the joint venture agreement between Woodward and GE, partially offset by the favorable cost impact of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2014.

Research and development costs decreased by $3,520, or 2.6%, to $134,485 for fiscal year 2015, as compared to $138,005 for fiscal year 2014.  Research and development costs decreased as a percentage of net sales to 6.6% for fiscal year 2015 as compared to 6.9% for fiscal year 2014.  The decrease in research and development costs for fiscal year 2015 as compared to fiscal year 2014 was primarily due to the favorable cost impact of fluctuations in foreign currency exchange rates compared to the same period of fiscal year 2014 in addition to the variability in the timing of projects and related milestones.

Amortization of intangible assets decreased to $29,241 for fiscal year 2015, compared to $33,580 for fiscal year 2014.  As a percentage of net sales, amortization of intangible assets decreased to 1.4% for fiscal year 2015, as compared to 1.7% for fiscal year 2014.  The decrease in amortization expense was primarily related to some intangible assets becoming fully amortized during fiscal years 2014 and 2015.

Interest expense increased to $24,864, or 1.2% of net sales, for fiscal year 2015, compared to $22,804, or 1.1% of net sales, for fiscal year 2014.  The increase in interest expense was primarily attributable to additional interest expense on higher levels of debt in fiscal year 2015 as compared to fiscal year 2014, partially offset by increased capitalized interest in fiscal year 2015 related primarily to interest capitalized to our three significant facility expansion projects.

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

The decrease in the year-over-year effective tax rate for fiscal year 2015 was primarily attributable to the retroactive impact of the reinstatement of the U.S. research and experimentation credit through December 31, 2014 in fiscal year 2015.  In addition, there were fewer favorable resolutions, reviews of tax matters, and lapses of applicable statutes of limitations in fiscal year 2015 as compared to fiscal year 2014.

2015 Segment Results Compared to 2014

Aerospace

Aerospace segment net sales were $1,160,883 for fiscal year 2015, up 7.1% compared to $1,084,025 for fiscal year 2014.  Increases in fiscal year 2015 as compared to fiscal year 2014 were driven primarily by increased sales volumes in all of our markets, with the highest increase in commercial OEM and defense aftermarket sales.

Commercial OEM aircraft deliveries of narrow-body and wide-body aircraft continued to increase in fiscal year 2015 based on steady airline demand and new product introductions.  Business aviation sales increased primarily due to new aircraft introductions.  The commercial aftermarket showed some quarterly variability but was up in fiscal year 2015 compared to fiscal year 2014, as global passenger traffic growth continued to drive aircraft utilization and Woodward’s market share continued to grow.

U.S. government sustainment funds continue to be prioritized to defense aircraft platforms on which we have content and continued to see significant utilization for military operations.  Defense sales, for both aftermarket and OEM, increased in fiscal year 2015 as compared to fiscal year 2014, primarily related to conflicts in the Middle East.

Aerospace segment earnings increased by $28,547, or 17.9%, to $187,747 for fiscal year 2015, compared to $159,200 for fiscal year 2014.  The net increase in Aerospace segment earnings for fiscal year 2015 was due to the following:

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

Industrial

Industrial segment net sales decreased 4.3% to $877,420 for fiscal year 2015, compared to $917,215 for fiscal year 2014.  The decrease in segment net sales for fiscal year 2015 as compared to the same period of fiscal year 2014 was driven primarily by the unfavorable impact of changes in foreign currency exchange rates of approximately $63,700.  If foreign currency exchange rates had remained constant between fiscal year 2015 and 2014, sales would have increased in fiscal year 2015 as compared to fiscal year 2014 primarily related to increased sales volume of industrial gas turbine systems and wind turbine converters, partially offset by lower sales of natural gas truck systems in Asia.

Industrial segment earnings decreased by $7,637, or 5.7%, to $126,641 for fiscal year 2015, compared to $134,278 for fiscal year 2014.  The net decrease in Industrial segment earnings for fiscal year 2015 was due to the following:

Earnings for the period ended September 30, 2014	$134,278
Sales volume	9,909
Price, sales mix and productivity	(3,619)
Effects of changes in foreign currency rates	(15,480)
Other, net	1,553
Earnings for the period ended September 30, 2015	$126,641

Industrial segment earnings as a percentage of sales were 14.4% for fiscal year 2015, compared to 14.6% for fiscal year 2014.  The slight decrease in segment earnings for fiscal year 2015 as compared to fiscal year 2014 was primarily attributable to the unfavorable impact of changes in foreign currency exchange rates, partially offset by the effects of increased sales volume.

Nonsegment expenses

Nonsegment expenses increased to $49,362 for fiscal year 2015, compared to $43,701 for fiscal year 2014.  As a percent of sales, nonsegment expenses increased to 2.4% of net sales for fiscal year 2015, compared to 2.2% of net sales for fiscal year 2014.  The increase in nonsegment expenses in fiscal year 2015 was primarily due to normal variability in costs, as well as costs associated with the completion of the joint venture agreement between Woodward and GE of approximately $2,000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities.  Historically, we have also issued debt to supplement our cash needs or repay our other indebtedness.  We expect that cash generated from our operating activities, together with borrowings under our revolving credit facility, will be sufficient to fund our continuing operating needs, including capital expansion funding for the foreseeable future.

Our aggregate cash and cash equivalents were $81,090 at September 30, 2016 and $82,202 at September 30, 2015, and our working capital was $463,811 at September 30, 2016 and $579,211 at September 30, 2015.  Of the $81,090 of cash and cash equivalents held at September 30, 2016, $80,745 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

On September 23, 2016, Woodward and a wholly owned subsidiary of Woodward entered into the 2016 Note Purchase Agreements relating to the sale of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  The notes issued under the 2016 Note Purchase Agreements have not been registered under the Securities Act of 1933, or elsewhere, and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Holders of the notes under the 2016 Note Purchase Agreements are not entitled to any registration rights.  For further discussion of the 2016 Note Purchase Agreements, see Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”  We used the net proceeds from the issuance of the notes to repay amounts outstanding under our revolving credit agreement.

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

On October 1, 2015, Woodward paid the entire principal balance of $50,000 on the Series C notes, and on April 4, 2016, Woodward paid the entire principal balance of $57,000 on the Series E notes.  The Series C notes and the Series E notes are described at Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”  These payments were made using borrowings on our revolving credit facility.

At September 30, 2016, we had total outstanding debt of $729,244 consisting of outstanding amounts under our revolving credit facility and various series of unsecured notes due between 2018 and 2031, with additional borrowing availability of $835,470 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $44,001 under various foreign credit facilities.  For further discussion of our indebtedness and our additional borrowing capacity, see Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

 At September 30, 2016, we had $156,700 of borrowings outstanding under our revolving credit facility, of which $150,000 was classified as short-term and the remainder was classified as long-term.    Revolving credit facility and short-term borrowing activity during the fiscal year ended September 30, 2016 were as follows:

Maximum daily balance during the period	$555,000
Average daily balance during the period	$463,028
Weighted average interest rate on average daily balance	1.59%

We believe we were in compliance with all our debt covenants at September 30, 2016.  See Note 12, Credit facilities, short-term borrowings and long-term debt, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for more information about our covenants.

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

On January 4, 2016, we consummated the formation of a strategic joint venture between Woodward and GE.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year beginning January 4, 2017 subject to certain claw-back conditions.  The $250,000 cash consideration received from GE on January 4, 2016 is taxable in the U.S. upon receipt.  The taxes of approximately $95,000 associated with this cash consideration were paid through estimated payments made during fiscal year 2016.

As previously announced, we completed $125,000 of share repurchases through an accelerated stock repurchase program in second half of fiscal year 2015.  This was part of a previously announced $250,000 stock repurchase initiative.  In the first quarter of fiscal year 2016, we executed a 10b5-1 plan to repurchase up to $125,000 of our common stock for a period that ended on April 20, 2016.  During the fiscal year ended September 30, 2016, we purchased 2,635 shares of our common stock for $125,000 under the 10b5-1 plan, using a portion of the $250,000 received from GE.

For our Aerospace segment, in fiscal year 2015 we completed construction of a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and have since occupied the new facility in anticipation of beginning serial production of new narrow-body product lines beginning in fiscal year 2017.  This campus is intended to support the expected growth in our Aerospace segment over the next ten years and beyond, as a result of our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  We have been purchasing production equipment for the second campus and anticipate continuing such purchases as new aircraft platforms ramp up to full production volumes.

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

Cash Flows

	Year Ended
	September 30,
	2016	2015	2014
Net cash provided by operating activities	$435,379	$295,990	$273,570
Net cash used in investing activities	(173,946)	(284,083)	(205,829)
Net cash provided by (used in) financing activities	(260,993)	(34,006)	3,990
Effect of exchange rate changes on cash and cash equivalents	(1,552)	(10,986)	(5,000)
Net change in cash and cash equivalents	(1,112)	(33,085)	66,731
Cash and cash equivalents at beginning of period	82,202	115,287	48,556
Cash and cash equivalents at end of period	$81,090	$82,202	$115,287

2016 Cash Flows Compared to 2015

Net cash flows provided by operating activities for fiscal year 2016 was $435,379, compared to $295,990 in fiscal year 2015.  The increase in net cash provided by operating activities is primarily attributable to the after-tax proceeds related to the formation of the JV between Woodward and GE.

Net cash flows used in investing activities for fiscal year 2016 was $173,946, compared to $284,083 in fiscal year 2015.  The decrease in cash used in investing activities compared to the same period of the prior fiscal year is due to decreased payments for capital expenditures.  Payments for property, plant and equipment decreased by $110,920 to $175,692 in fiscal year 2016 as compared to $286,612 in fiscal year 2015 related mainly to the development of a second campus in the greater-Rockford, Illinois area, the new facility in Niles, Illinois, and the new campus at our Fort Collins, Colorado headquarters.    The manufacturing and office building in the greater-Rockford, Illinois area and the new facility in Niles, Illinois were both completed in fiscal year 2015.  Our Fort Collins campus was completed in fiscal year 2016.

Net cash flows used in financing activities for fiscal year 2016 was $260,993, compared to $34,006 in fiscal year 2015.  During fiscal year 2016, we had net debt payments of $123,875 compared to net debt borrowings of $143,361 in fiscal year 2015.  We utilized $125,000 to repurchase 2,635 shares of our common stock in fiscal year 2016 under our existing stock repurchase program, compared to $157,160 to repurchase 3,128 shares of our common stock in fiscal year 2015.

2015 Cash Flows Compared to 2014

Net cash flows provided by operating activities for fiscal year 2015 was $295,990, compared to $273,570 in fiscal year 2014.  The increase is primarily attributable to increased earnings in fiscal year 2015 as compared to fiscal year 2014.

Net cash flows used in investing activities for fiscal year 2015 was $284,083, compared to $205,829 in fiscal year 2014.  The increase in cash used in investing activities in fiscal year 2015 as compared to fiscal year 2014 was due to increases in capital expenditures.  Payments for property, plant and equipment increased by $79,506 to $286,612 in fiscal year 2015 as compared to $207,106 in fiscal year 2014 related mainly to the development of a second campus in the greater-Rockford, Illinois area, the new facility in Niles, Illinois, and the new campus at our Fort Collins, Colorado headquarters.

Net cash flows used in financing activities for fiscal year 2015 was $34,006, compared to net cash flows provided by financing activities of $3,990 in fiscal year 2014.  During fiscal year 2015, we had net debt borrowings of $143,361 compared to net debt borrowings of $160,002 in fiscal year 2014.  We utilized $157,160 to repurchase 3,128 shares of our common stock in fiscal year 2015 under our existing stock repurchase program, compared to $141,488 to repurchase 3,272 shares of our common stock in fiscal year 2014.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

Contractual Obligations

A summary of our consolidated contractual obligations and commitments as of September 30, 2016 is as follows:

	Year Ending September 30,
	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Long-term debt principal	$-	$-	$143,000	$-	$100,000	$329,544
Interest on debt obligations (1)	21,224	21,224	13,091	11,290	8,978	37,314
Operating leases	4,755	3,150	2,175	2,003	1,899	1,630
Capital leases	404	423	444	113	-	-
Purchase obligations (2)	303,567	14,642	685	639	93	10
Other (3)	-	-	-	-	-	23,526
Total	$329,950	$39,439	$159,395	$14,045	$110,970	$392,024
(1)

Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect as of September 30, 2016.  See Note 12, Credit facilities, short-term borrowings and long-term debt, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further details on our long-term debt.

(2)

Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery, and termination liability.

(3)

The $23,526 included in other obligations in the “Thereafter” column represents our best reasonable estimate for uncertain tax positions at this time and may change in future periods, as the timing of the payments and whether such payments will actually be required cannot be reasonably estimated.

The above table does not reflect the following items:

•

As of September 30, 2016, there were $156,700 of outstanding borrowings on our revolving credit facility, of which $150,000 were classified as short-term based on our intent and ability to pay this amount in the next twelve months.  Our revolving credit facility matures in April 2020.

•

Contributions to our retirement pension benefit plans, which we estimate will total approximately $713 in fiscal year 2017.  As of September 30, 2016 our pension plans were underfunded by $24,137 based on projected benefit obligations.  Statutory pension contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates.

•

Contributions to our other postretirement benefit plans, which we estimate will total $4,039 in fiscal year 2017.  Other postretirement contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of postretirement healthcare benefits provided for covered retirees.  As of September 30, 2016, our other postretirement benefit plans were underfunded by $35,630 based on projected benefit obligations.

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

Guarantees and letters of credit totaling approximately $8,073 were outstanding as of September 30, 2016, some of which were secured by parent guarantees from Woodward or by Woodward line of credit facilities.

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

The carrying value of inventory was $461,683 at September 30, 2016 and $447,664 at September 30, 2015.  If economic conditions, customer product requirements, or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary.  We attempt to maintain inventory quantities at levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Depreciation and amortization

The carrying value of property, plant and equipment was $876,350 at September 30, 2016 and $756,100 at September 30, 2015.  Depreciation expense was $41,550 in fiscal year 2016, $45,994 in fiscal year 2015 and $43,773 in fiscal year 2014.  Depreciation of property, plant and equipment is generally computed using the straight-line method, which requires estimates of asset useful lives and ultimate salvage value.

In fiscal year 2015, we completed construction of a manufacturing and office building for our Aerospace segment on a second campus in the greater-Rockford, Illinois area and began occupying the new facility.  This campus is intended to support the expected growth in our Aerospace segment over the next ten years and beyond, necessitated as a result of our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  In addition, in fiscal year 2015, we completed an addition to and renovation of a building in Niles, Illinois that we had acquired in September 2013.  Most of our operations that formerly resided in nearby Skokie, Illinois, were relocated to this new facility in fiscal year 2015.

We completed construction of a manufacturing building for our Industrial segment and  a corporate headquarters building on a second campus in Fort Collins, Colorado.  This campus is intended to support the future growth of our Industrial segment by supplementing our existing Colorado manufacturing facilities.  We began occupying the new campus in our second quarter of fiscal year 2016.

Concurrent with and in relation to our significant investment in three new campuses and related equipment, Woodward initiated a comprehensive review of its depreciation lives as required by U.S. GAAP to evaluate the estimates of the useful lives of Woodward assets.  This review resulted in estimates of the useful lives of both existing and new assets generally in excess of those utilized prior to fiscal year 2016.  The revised estimates were used in fiscal year 2016 and will be used going forward and resulted in a downward adjustment of depreciation on existing assets of approximately $12,000 for fiscal year 2016.

The carrying value of intangible assets was $197,650 at September 30, 2016 and $225,138 at September 30, 2015.  Amortization expense was $27,486 in fiscal year 2016, $29,241 in fiscal year 2015 and $33,580 in fiscal year 2014.  Amortization of intangible assets is generally computed using patterns that reflect the periods over which the economic benefits of the assets are expected to be realized.  Impairment losses are recognized if the carrying amount of an intangible is both not estimated to be recoverable and exceeds it fair value.

Reviews for impairment of goodwill

At September 30, 2016, we had $555,684 of goodwill, representing 21% of our total assets.  At September 30, 2015, we had $556,977 of goodwill, representing 22% of our total assets.  The change in the value of goodwill is due to changes in foreign currency exchanges rates between September 30, 2015 and September 30, 2016.  Goodwill is tested for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate.  For purposes of performing the impairment tests, we identify reporting units in accordance with U.S. GAAP.  The identification of reporting units and consideration of aggregation criteria requires management judgment.  The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with their carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, we compare the implied fair value of goodwill with its carrying amount.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.  Woodward has not recorded any impairment charges.

Woodward completed its annual goodwill impairment test as of July 31, 2016 for the fiscal year ended September 30, 2016 during the fourth quarter.  At that date, Woodward determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit.  The fair value of each of Woodward’s reporting units was determined using an income approach based on a discounted cash flow method.  This method represents a Level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a ten-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2016 impairment test were discounted using weighted-average cost of capital assumptions ranging from 8.91% to 11.49%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after ten years of 3.71%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting units resulting fair values utilizing a market multiple method.

The results of Woodward’s annual goodwill impairment test performed as of July 31, 2016, indicated the estimated fair value of each reporting unit was significantly in excess of its carrying value, and accordingly, no impairment existed.  Increasing the discount rate by 20%, decreasing the growth rate by 20%, or decreasing forecasted cash flow by 20%, would also not have resulted in an impairment charge at July 31, 2016.

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

Postretirement benefits

The Company provides various benefits to certain employees through defined benefit pension plans and other postretirement benefit plans.  A September 30 measurement date is used to value plan assets and obligations for all Woodward defined benefit pension and other postretirement benefit plans.  For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions, including anticipated discount rates, rates of compensation increases, long-term return on defined benefit plan investments, and anticipated healthcare cost increases.  Based on these actuarial assumptions, at September 30, 2016, our recorded assets and liabilities included a net liability of $24,137 for our defined benefit pension plans and a net liability of $35,630 for other postretirement benefit plans.  Changes in net periodic expense or the amounts of recorded assets and liabilities may occur in the future due to changes in these assumptions.

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

During fiscal year 2015, the SEC staff expressed its acceptance for companies applying an alternative accounting approach for using discount rates to measure the components of net periodic benefit cost for postretirement benefit plan obligations.  Specifically, the SEC staff stated that it would not object to companies’ use of an alternative approach that focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from a high-quality corporate bond yield curve and matched with separate cash flows for each future year instead of a single weighted-average discount rate approach.  Further, the SEC staff stated it would not object to companies treating the change in approach as a change in estimate.  We elected to change our estimate in the determination of discount rate assumptions to determine periodic benefit costs effective for fiscal year 2016 and years thereafter for our defined benefit pension plans in the United Kingdom and Japan, and the other postretirement plan in the United Kingdom.  This change in estimate had an insignificant impact on the service cost and interest cost components of net periodic benefit cost in fiscal year 2016.

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends.  The projected benefit obligations in the United States as of September 30, 2016 and September 30, 2015 was based on the Society of Actuaries (“SOA”) RP-2014 Mortality Tables Report projected back to 2006 using the SOA’s Mortality Improvement Scale MP-2014 (“MP-2014”) and projected forward using a custom projection scale based on MP-2014 with a 10-year convergence period and a long-term rate of 0.75%.  As of September 30, 2016 and September 30, 2015, mortality assumptions in Japan were based on the Standard rates 2014, and mortality assumptions for the United Kingdom were based on the Self-administered pension scheme (“SAPS”) S2 “all” tables with a projected 1.5% annual improvement rate.

Primary actuarial assumptions for our defined benefit pension plans were determined as follows:

•	The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.

In the United States, Woodward uses a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding to determine the benefit obligations at year end.

In the United Kingdom and Japan, Woodward uses a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction.  For the fiscal year ending September 30, 2016, the discount rate used to determine periodic service cost and interest cost components of the overall benefit costs was based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.  Prior to this change in method, the discount rate used to determine the periodic benefit costs for the years ending September 30, 2015 and 2014 was based on a single rate equivalent.

These rates are sensitive to changes in interest rates.

	Change In Discount Rate
	1% increase	1% decrease
Defined benefit pension benefits:
2017 Net Periodic Benefit Cost	$(1,166)	$1,614
2017 Projected Service and Interest Costs	677	(1,036)
Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2016	(30,945)	38,324
•	Compensation increase assumptions, where applicable, are based upon historical experience and anticipated future management actions. An increase in the rate would increase our obligation and expense.

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

	Change In Rate of Return on Plan Assets
	0.5% increase	0.5% decrease
Defined benefit pension benefits:
2017 Net Periodic Benefit Cost	$(1,024)	$1,024
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

In the United States, Woodward uses a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding to determine the benefit obligations at year end.

In the United Kingdom, Woodward uses a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction.  For the fiscal year ending September 30, 2016, the discount rate used to determine periodic service cost and interest cost components of the overall benefit costs was based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.  Prior to this change in method, the discount rate used to determine the periodic benefit costs for the years ending September 30, 2015 and 2014 was based on a single rate equivalent.

These rates are sensitive to changes in interest rates.

	Change In Discount Rate
	1% increase	1% decrease
Other postretirement benefits:
2017 Net Periodic Benefit Cost	$121	$27
2017 Projected Service and Interest Costs	204	(250)
Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2016	(2,975)	3,464
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

	Change In Health Care Cost Trend Rate
	1% increase	1% decrease
Effect on projected fiscal year 2017 service and interest cost	$126	$(110)
Effect on accumulated postretirement benefit obligation at September 30, 2016	3,415	(2,993)

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due.  The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities.  We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate.  Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals.  To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the current provision for income taxes.  The provision for income taxes includes the impact of reserve positions and changes to reserves that are considered appropriate.  As of September 30, 2016 and September 30, 2015, unrecognized gross tax benefits for which recognition has been deferred were $23,526 and $21,469, respectively.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets.  The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.  A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.  In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies.  Changes in the relevant facts can significantly impact the judgment or need for valuation

allowances.   In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.  Our valuation allowance was $3,317 as of September 30, 2016 and $6,804 as of September 30, 2015.

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

Our provision for income taxes is subject to volatility and could be affected by earnings that are different than those anticipated in countries which have lower or higher tax rates; by transfer pricing adjustments; and/or changes in tax laws, regulations, and accounting principles, including accounting for uncertain tax positions, or interpretations thereof.  There can be no assurance that these items will remain stable over time.  Additionally, with the adoption of ASU 2016-09 (see Note 2, New accounting standards, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”), Woodward will record through income tax expense all future excess tax benefits and tax deficiencies from stock options exercised.  This new guidance creates unpredictable volatility in the effective tax rate because the additional expense or benefit recognized each quarter is based on the timing of the employee’s election to exercise any vested stock options outstanding, which is outside Woodward’s control, and the market price of Woodward’s shares at the time of exercise, which is subject to market volatility.

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

A portion of our long and short-term debt is sensitive to changes in interest rates.  As of September 30, 2016 our Series J Notes of $50,000 and advances on our revolving credit facility are at interest rates that fluctuate with market rates.  A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate loan outstanding as of September 30, 2016 and the average borrowings on our revolving credit facility in fiscal year 2016 would cause our annual interest expense to increase approximately $5,129.  A hypothetical 0.6% decrease in interest rates that apply to the variable rate loan outstanding as of September 30, 2016 and the average borrowings on our revolving credit facility, which would effectively reduce the variable component of the applicable interest rates to 0%, and would decrease our annual interest expense by approximately $2,840.

The discount rate and future return on plan asset assumptions used to calculate the funding status of our retirement benefit plans are also sensitive to changes in interest rates.  The weighted average discount rate assumption used to value the defined benefit pension plans as of September 30, 2016 was 3.65% in the United States, 2.28% in the United Kingdom, and 0.46% in Japan.  The weighted average discount rate assumption used to value the other postretirement benefit plans was 3.63%.

In the United States, the discount rate used to determine the periodic benefit costs for the year ending September 30, 2017 is consistent with the discount rate used to determine the benefit obligation as of September 30, 2016, or 3.65%.  Woodward derives this discount rate from a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding.

In the United Kingdom and Japan, Woodward utilizes the spot rate approach to calculate the service cost and interest cost components for determining benefit costs for the year ending September 30, 2017.  The weighted average discount rate assumption used to value the service costs for the defined benefit pension plans will be 2.33% in the United Kingdom, and 0.59% in Japan.  The weighted average discount rate assumption used to value the interest costs for the defined benefit pension plans will be 2.24% in the United Kingdom, and 0.45% in Japan.

The weighted average discount rate assumption used to value the periodic benefits costs for the other postretirement plans in for the year ending September 30, 2017 is consistent with the discount rate used to determine the benefit obligation as of September 30, 2016, or 3.65% for the United States and 1.43% for the United Kingdom.

The following information illustrates the sensitivity of the net periodic benefit cost and the projected accumulated benefit obligation to a change in the discount rate assumed.  Amounts relating to foreign plans are translated at the spot rate on September 30, 2016.  It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in assumptions are not necessarily linear due to factors such as the 10% corridor applied to the larger of the postretirement benefit obligation or the fair market value of plan assets when determining amortization of actuarial net gains or losses.

		Increase/(Decrease) In
Assumption	Change	2017 Net Periodic Benefit Cost	2017 Projected Service and Interest Costs	Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2016
Defined benefit pension benefits:
Change in discount rate	1% increase	$(1,166)	$677	$(30,945)
	1% decrease	1,614	(1,036)	38,324
Other postretirement benefits:
Change in discount rate	1% increase	121	204	(2,975)
	1% decrease	27	(250)	3,464

Foreign Currency Exchange Rate Risk and Related Hedging Activities

We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which product and manufacturing costs were incurred.  The functional currencies and our purchasing and sales activities primarily include USD, EUR, RMB, JPY, GBP and BRL.  We may also be impacted by changes in the relative buying power of our customers, which may impact sales volumes either positively or negatively.  As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor.  Foreign currency exchange rate risk is reduced through the maintenance of local production facilities in the markets we serve, which we believe creates a natural hedge to our foreign currency exchange rate exposure.  For the year ended September 30, 2016, the percentages of our net sales denominated in a currency other than the USD were as follows:

Percentage of Net Sales
For the Year Ended September 30, 2016
Functional currency:
EUR	12.7%
RMB	2.4%
JPY	3.1%
GBP	1.7%
BRL	1.0%
All other foreign currencies	1.3%
22.2%

Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens.  Because of the complex interrelationship of our worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.

From time to time, we will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date.  Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates.  We minimize this market risk by establishing and monitoring parameters that limit the types of, and degree to which we enter into, derivative instruments.  We enter into derivative instruments for risk management purposes only.  We do not enter into or issue derivatives for trading or speculative purposes.  As of September 30, 2016 and 2015, we had no open foreign currency exchange rate contracts and all previous derivative instruments were settled or terminated.

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), entered into the 2016 Note Purchase Agreements relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026.  Woodward designated the €40,000 Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its EUR denominated functional currency subsidiaries.  A foreign exchange loss on the Series M Notes of $47 is included in foreign currency translation adjustments within total comprehensive (losses) earnings for the fiscal year ended September 30, 2016.

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

In July 2016, Woodward designated a new intercompany loan of 160,000 RMB between the same two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  A foreign exchange loss on the loan of $73 is included in foreign currency translation adjustments within total comprehensive earnings for the fiscal year ended September 30, 2016.

For more information on derivative instruments, see Note 6, Derivative instruments and hedging activities, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Our reported financial results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency exchange rates.  The assets and liabilities of substantially all of our subsidiaries outside the United States are translated at period end rates of exchange for each reporting period.  Earnings and cash flow statements are translated at weighted-average rates of exchange.  Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, debt covenants, and the overall value of our net assets.  In addition, we also have assets and liabilities, specifically accounts receivable, accounts payable and current inter-company receivables and payables, whose carrying amounts approximate their fair value, which are denominated in currencies other than their relevant functional currencies.  Foreign currency exchange rate risk is reduced through several means, including the invoicing of customers in the same currency as the source of the products, and the prompt settlement of inter-company balances utilizing a global netting system.  We recognized a net foreign currency gain of $701 in fiscal year 2016 and net foreign currency losses of $1,721 in fiscal year 2015 and $1,089 in fiscal year 2014 in “Selling, general, and administrative expenses” of our Consolidated Statements of Earnings related to these assets and liabilities.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Woodward, Inc.

Fort Collins, Colorado

We have audited the accompanying consolidated balance sheets of Woodward, Inc. and subsidiaries (the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Woodward, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 16, 2016

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Year Ended September 30,
	2016	2015	2014

Net sales	$2,023,078	$2,038,303	$2,001,240
Costs and expenses:
Cost of goods sold	1,475,540	1,453,718	1,425,839
Selling, general and administrative expenses	154,951	156,995	155,339
Research and development costs	126,170	134,485	138,005
Amortization of intangible assets	27,486	29,241	33,580
Interest expense	26,776	24,864	22,804
Interest income	(2,025)	(787)	(271)
Other (income) expense, net (Note 15)	(12,306)	(1,162)	(1,300)
Total costs and expenses	1,796,592	1,797,354	1,773,996
Earnings before income taxes	226,486	240,949	227,244
Income tax expense	45,648	59,497	61,400
Net earnings	$180,838	$181,452	$165,844

Earnings per share (Note 3):
Basic earnings per share	$2.92	$2.81	$2.50
Diluted earnings per share	$2.85	$2.75	$2.45

Weighted Average Common Shares Outstanding (Note 3):
Basic	61,893	64,684	66,432
Diluted	63,556	66,056	67,776
Cash dividends per share paid to Woodward common stockholders	$0.43	$0.38	$0.32

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	Year Ended September 30,
	2016	2015	2014

Net earnings	$180,838	$181,452	$165,844
Other comprehensive earnings:
Foreign currency translation adjustments	(6,615)	(34,989)	(16,003)
Net gain on foreign currency transactions designated as hedges of net investments in a foreign subsidiaries	792	572	-
Taxes on changes on foreign currency translation adjustments	1,462	1,988	1,080
	(4,361)	(32,429)	(14,923)
Reclassification of realized losses on derivatives to earnings	21	99	99
Taxes on changes on derivative transactions	(8)	(38)	(37)
	13	61	62
Minimum retirement benefit liability adjustments (Note 17):
Net gain (loss) arising during the period	(19,718)	(26,866)	3,746
Prior service cost arising during the period	-	-	(3,355)
Loss (gain) due to settlement or curtailment arising during the period	47	-	(7,539)
Amortization of:
Prior service benefit	226	225	(66)
Net loss	1,694	513	785
Foreign currency exchange rate changes on minimum retirement benefit liabilities	2,239	867	104
Taxes on changes on minimum retirement benefit liability adjustments	5,613	9,704	2,538
	(9,899)	(15,557)	(3,787)
Total comprehensive earnings	$166,591	$133,527	$147,196

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	September 30,
	2016	2015
ASSETS		(a)
Current assets:
Cash and cash equivalents	$81,090	$82,202
Accounts receivable, less allowance for uncollectible amounts of $2,540 and $3,841, respectively	343,768	322,215
Inventories	461,683	447,664
Income taxes receivable	20,358	21,838
Other current assets	37,525	43,500
Total current assets	944,424	917,419
Property, plant and equipment, net	876,350	756,100
Goodwill	555,684	556,977
Intangible assets, net	197,650	225,138
Deferred income tax assets	20,194	13,105
Other assets	48,060	43,665
Total assets	$2,642,362	$2,512,404
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$150,000	$2,430
Accounts payable	169,439	173,287
Income taxes payable	4,547	6,555
Accrued liabilities	156,627	155,936
Total current liabilities	480,613	338,208
Long-term debt, less current portion	577,153	848,488
Deferred income tax liabilities	3,777	56,414
Other liabilities	368,224	116,190
Total liabilities	1,429,767	1,359,300
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	141,570	131,231
Accumulated other comprehensive losses	(65,705)	(51,458)
Deferred compensation	5,089	4,322
Retained earnings	1,649,506	1,495,274
	1,730,566	1,579,475
Treasury stock at cost, 11,374 shares and 9,763 shares, respectively	(512,882)	(422,049)
Treasury stock held for deferred compensation, at cost, 157 shares and 173 shares, respectively	(5,089)	(4,322)
Total stockholders' equity	1,212,595	1,153,104
Total liabilities and stockholders' equity	$2,642,362	$2,512,404

(a) Retrospectively adjusted as discussed in Note 2, New accounting standards

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2016	2015	2014
Cash flows from operating activities:		(a)	(a)
Net earnings	$180,838	$181,452	$165,844
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	69,036	75,235	77,353
Loss (gain) due to settlements or curtailments of postretirement plan (Note 17)	47	-	(7,539)
Impairment of long-lived asset held for sale (Note 9)	-	-	3,138
Net (gain) loss on sales of assets	(4,431)	(626)	166
Stock-based compensation	15,122	14,255	11,241
Deferred income taxes	(52,744)	15,504	(6,704)
Loss on derivatives reclassified from accumulated comprehensive earnings into earnings	21	99	99
Proceeds from formation of joint venture (Note 4)	250,000	-	-
Changes in operating assets and liabilities:
Accounts receivable	(9,190)	14,845	30,880
Inventories	(17,658)	(8,824)	(27,788)
Accounts payable and accrued liabilities	17,461	3,029	25,804
Current income taxes	(834)	(7,487)	9,378
Retirement benefit obligations	(3,416)	(4,537)	(2,788)
Other	(8,873)	13,045	(5,514)
Net cash provided by operating activities	435,379	295,990	273,570
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(175,692)	(286,612)	(207,106)
Net proceeds from sale of assets	6,664	2,529	1,277
Purchases of short-term investments	(4,918)	-	-
Net cash used in investing activities	(173,946)	(284,083)	(205,829)
Cash flows from financing activities:
Cash dividends paid	(26,606)	(24,646)	(21,263)
Proceeds from sales of treasury stock	15,892	8,400	9,772
Payments for repurchases of common stock	(125,541)	(158,762)	(143,224)
Borrowings on revolving lines of credit and short-term borrowings	695,000	999,971	431,071
Payments on revolving lines of credit and short-term borrowings	(890,896)	(856,610)	(221,069)
Proceeds from issuance of long-term debt	179,308	-	250,000
Payments of long-term debt and capital lease obligations	(107,287)	-	(300,000)
Payments of debt financing costs	(863)	(2,359)	(1,297)
Net cash provided by (used in) financing activities	(260,993)	(34,006)	3,990
Effect of exchange rate changes on cash and cash equivalents	(1,552)	(10,986)	(5,000)
Net change in cash and cash equivalents	(1,112)	(33,085)	66,731
Cash and cash equivalents at beginning of year	82,202	115,287	48,556
Cash and cash equivalents at end of year	$81,090	$82,202	$115,287

(a) Retrospectively adjusted as discussed in Note 2, New accounting standards

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock		Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2013	-	72,960	(4,883)	(232)	$106	$101,147	$25,742	$43	$(10,670)	$15,115	$4,007	$1,193,887	$(167,710)	$(4,007)	$1,142,545
Net earnings	-	-	-	-	-	-	-	-	-	-	-	165,844	-	-	165,844
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(14,923)	62	(3,787)	(18,648)	-	-	-	-	(18,648)
Cash dividends ($0.32 per share)	-	-	-	-	-	-	-	-	-	-	-	(21,263)	-	-	(21,263)
Purchases of treasury stock	-	-	(3,336)	-	-	-	-	-	-	-	-	-	(144,510)	-	(144,510)
Sales of treasury stock	-	-	562	-	-	(6,217)	-	-	-	-	-	-	17,276	-	11,059
Common shares issued from treasury stock for benefit plans	-	-	260	-	-	2,837	-	-	-	-	-	-	8,356	-	11,193
Tax benefit attributable to stock-based compensation	-	-	-	-	-	3,483	-	-	-	-	-	-	-	-	3,483
Stock-based compensation	-	-	-	-	-	11,241	-	-	-	-	-	-	-	-	11,241
Purchase of stock by deferred compensation plan	-	-	-	(8)	-	-	-	-	-	-	370	-	-	(370)	-
Distribution of stock from deferred compensation plan	-	-	-	42	-	-	-	-	-	-	(462)	-	-	462	-
Balances as of September 30, 2014	-	72,960	(7,397)	(198)	$106	$112,491	$10,819	$105	$(14,457)	$(3,533)	$3,915	$1,338,468	$(286,588)	$(3,915)	$1,160,944
Net earnings	-	-	-	-	-	-	-	-	-	-	-	181,452	-	-	181,452
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(32,429)	61	(15,557)	(47,925)	-	-	-	-	(47,925)
Cash dividends paid ($0.38 per share)	-	-	-	-	-	-	-	-	-	-	-	(24,646)	-	-	(24,646)
Purchases of treasury stock	-	-	(3,193)	-	-	-	-	-	-	-	-	-	(160,294)	-	(160,294)
Sales of treasury stock	-	-	568	-	-	(6,817)	-	-	-	-	-	-	16,749	-	9,932
Common shares issued from treasury stock for benefit plans	-	-	259	-	-	4,490	-	-	-	-	-	-	8,084	-	12,574
Tax benefit attributable to stock-based compensation	-	-	-	-	-	6,812	-	-	-	-	-	-	-	-	6,812
Stock-based compensation	-	-	-	-	-	14,255	-	-	-	-	-	-	-	-	14,255
Purchases of stock by deferred compensation plan	-	-	-	(18)	-	-	-	-	-	-	893	-	-	(893)	-
Distribution of stock from deferred compensation plan	-	-	-	43	-	-	-	-	-	-	(486)	-	-	486	-
Balances as of September 30, 2015	-	72,960	(9,763)	(173)	$106	$131,231	$(21,610)	$166	$(30,014)	$(51,458)	$4,322	$1,495,274	$(422,049)	$(4,322)	$1,153,104
Net earnings	-	-	-	-	-	-	-	-	-	-	-	180,838	-	-	180,838
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(4,361)	13	(9,899)	(14,247)	-	-	-	-	(14,247)
Cash dividends paid ($0.43 per share)	-	-	-	-	-	-	-	-	-	-	-	(26,606)	-	-	(26,606)
Purchases of treasury stock	-	-	(2,660)	-	-	-	-	-	-	-	-	-	(126,295)	-	(126,295)
Sales of treasury stock	-	-	732	-	-	(10,137)	-	-	-	-	-	-	26,782	-	16,645
Common shares issued from treasury stock for benefit plans	-	-	317	-	-	5,319	-	-	-	-	-	-	8,680	-	13,999
Tax benefit attributable to stock-based compensation	-	-	-	-	-	35	-	-	-	-	-	-	-	-	35
Stock-based compensation	-	-	-	-	-	15,122	-	-	-	-	-	-	-	-	15,122
Purchases of stock by deferred compensation plan	-	-	-	(25)	-	-	-	-	-	-	1,269	-	-	(1,269)	-
Distribution of stock from deferred compensation plan	-	-	-	41	-	-	-	-	-	-	(502)	-	-	502	-
Balances as of September 30, 2016	-	72,960	(11,374)	(157)	$106	$141,570	$(25,971)	$179	$(39,913)	$(65,705)	$5,089	$1,649,506	$(512,882)	$(5,089)	$1,212,595

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

Nature of operations

Woodward enhances the global quality of life, creating innovative energy control solutions that optimize the performance, efficiency and emissions of its customers’ products.  Woodward is an independent designer, manufacturer, and service provider of energy control and optimization solutions.  Woodward designs, produces and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in challenging environments.  Woodward has significant production and assembly facilities in the United States, Europe and Asia, and promotes its products and services through its worldwide locations.

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

Use of estimates:  The preparation of the Consolidated Financial Statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, at the date of the financial statements and the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures.  Significant estimates include allowances for uncollectible amounts, net realizable value of inventories, customer rebates earned, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, and contingencies. Actual results could differ from those estimates.

Foreign currency exchange rates:  The assets and liabilities of substantially all subsidiaries outside the United States are translated at fiscal year-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange.  Translation adjustments are accumulated with other comprehensive (loss) earnings as a separate component of stockholders’ equity and are presented net of tax effects in the Consolidated Statements of Stockholders’ Equity.  The effects of changes in foreign currency exchange rates on loans between consolidated subsidiaries that are considered permanent in nature are also accumulated with other comprehensive earnings, net of tax.

The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and certain of the assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies.  Selling, general, and administrative expenses include a net foreign currency gain of $701 in fiscal year 2016 and net foreign currency losses of $1,721 in fiscal year 2015 and $1,089 in fiscal year 2014.

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

Net sales from service activities were less than 10% of total net sales for fiscal years 2016, 2015 and 2014.

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

Income taxes:  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of Woodward’s assets, liabilities, and certain unrecognized gains and losses recorded in accumulated other comprehensive (losses) earnings.  Woodward provides for taxes that may be payable if undistributed earnings of overseas subsidiaries were to be remitted to the United States, except for those earnings that it considers to be indefinitely invested.

Cash equivalents:  Highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Cash and cash equivalents are maintained with multiple financial institutions.  Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk.  Woodward holds cash and cash equivalents at financial institutions in excess of amounts covered by the Federal Depository Insurance Corporation (the “FDIC”), sometimes invests excess cash in money market funds or other highly liquid investments not insured by the FDIC, and holds cash and cash equivalents outside the United States that are not insured by the FDIC.

Accounts receivable:  Almost all of Woodward’s sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced and are generally not collateralized.  In the normal course of business, not all accounts receivable are collected and, therefore, an allowance for uncollectible amounts is provided equal to the amount that Woodward believes ultimately will not be collected.  In establishing the amount of the allowance related to the credit risk of accounts receivable, customer-specific information is considered related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, and current economic conditions. Accounts receivable losses are deducted from the allowance, and the related accounts receivable balances are written off when the receivables are deemed uncollectible.  Recoveries of accounts receivable previously written off are recognized when received.  In addition, an allowance associated with anticipated future sales returns is also established and is included in the allowance for uncollectible amounts.

Inventories:  Inventories are valued at the lower of cost or net realizable value, with cost being determined using methods that approximate a first-in, first-out basis.

Short-term investments:  From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date the deposit. Woodward believes that the investments are with creditworthy financial institutions.  Amounts with maturities of less than 365 days are classified as “Other current assets.”

Property, plant, and equipment:  Property, plant, and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets.  Assets are generally depreciated using the straight-line method.  Assets are tested for recoverability whenever events or circumstances indicate the carrying value may not be recoverable.

Estimated lives over which fixed assets are generally depreciated at September 30, 2016 were as follows:

Land improvements	3	-	20	years
Buildings and improvements	3	-	40	years
Leasehold improvements	1	-	10	years
Machinery and production equipment	3	-	20	years
Computer equipment and software	3	-	10	years
Office furniture and equipment	3	-	13	years
Other	3	-	13	years

Included in computer equipment and software are Woodward’s enterprise resource planning (“ERP”) systems, which have an estimated useful life of 10 years.  All other computer equipment and software is generally depreciated over three to five years.

Concurrent with and in relation to Woodward’s significant investment in three new campuses and related equipment in the greater-Rockford, Illinois area, a new campus at its corporate headquarters in Fort Collins, Colorado, and a new campus in Niles, Illinois, Woodward initiated a comprehensive review of its depreciation lives as required by U.S. GAAP to evaluate the estimates of the useful lives of Woodward assets.  This review resulted in estimates of the useful lives of both existing and new assets generally in excess of those utilized prior to fiscal year 2016.  The revised estimates were used in fiscal year 2016 and will be used going forward and resulted in a downward adjustment of depreciation on existing assets of approximately $12,000 for fiscal year 2016.

Goodwill:    Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, Woodward sometimes aggregates components of a single operating segment into a reporting unit, if appropriate.   The impairment tests consist of comparing the implied fair value of each reporting unit with its carrying amount that includes goodwill.  If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.  Based on the results of Woodward’s goodwill impairment testing it has recorded no impairment charges.

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

Estimated lives over which intangible assets are amortized at September 30, 2016 were as follows:

Customer relationships	9	-	30	years
Intellectual property	10	-	17	years
Process technology	8	-	30	years
Other	7	-	15	years

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

If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying amount of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group.  If the recoverability test indicates that the carrying amount of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows.  Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.    There were no impairment charges recorded in fiscal years 2016 or 2015.    There was an impairment charge of $3,138 recorded in fiscal year 2014 related to a write down to fair value of assets held for sale.

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

Investments in unconsolidated subsidiaries:  Investments in, and operating results of, entities in which Woodward does not have a controlling financial interest or the ability to exercise significant influence over the operations are included in the financial statements using the cost method of accounting.  Investments and operating results of entities in which Woodward does not have a controlling interest but does have the ability to exercise significant influence over operations are included in the financial statements using the equity method of accounting.

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

From time to time, in order to hedge against foreign currency exposure, Woodward designates certain non-derivative financial instrument loans as net investment hedges.  Foreign exchange gains or losses on the loans are recognized in foreign currency translation adjustments within total comprehensive (losses) earnings.  Further information on net investment hedges can be found at Note 6, Derivative instruments and hedging activities.

Financial instruments:  The Company’s financial instruments include cash and cash equivalents, short-term investments, investments in the deferred compensation program, notes receivable from municipalities, investments in term deposits and debt.  Because of their short-term maturity, the carrying amount of cash and cash equivalents and short-term debt approximate fair value.  The fair value of investments in the deferred compensation program are adjusted to fair value based on the quoted market prices for the investments in the various mutual funds owned.  The fair value of the long-term notes from municipalities are estimated based on a model that discounts future principal and interest payments received at interest rates available to the Company at the end of the period for similarly rated municipality notes of similar maturity.  The fair value of term deposits are estimated based on a model that discounts future principal and interest payments received at interest rates available to the Company at the end of the period for similar term deposits with the same maturity in the same jurisdictions.  The fair value of long-term debt is estimated based on a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt with the same maturity.  Further information on the fair value of financial instruments can be found at Note 5, Financial instruments and fair value measurements.

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

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.”  The purpose of ASU 2016-16 is to eliminate the exception, other than for inventory transfers, under current U.S. GAAP under which the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use.  Upon adoption of ASU 2016-16, Woodward will recognize the tax expense from the sale of that asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation.  Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer.  ASU 2016-16 is effective for fiscal years beginning after December 15,

2017 (fiscal year 2019 for Woodward), including interim periods within the year of adoption.  Early adoption is allowed only in the first quarter of fiscal year 2017 or the first quarter of fiscal year 2018.  Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption.  The cumulative-effect adjustment, if any, would consist of the net impact from (1) the write-off of any unamortized tax expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any necessary valuation allowances.  Woodward is currently assessing the impact this guidance may have on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash flows (Topic 230).”  ASU 2016-15 is designed to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  As permitted, Woodward adopted ASU 2016-15 as of September 30, 2016, using the retrospective transition method, as required and made an accounting policy election upon adoption to use the cumulative earnings approach to classify distributions received from equity method investments.  Woodward received no distributions from equity method investments in fiscal years 2016, 2015 and 2014.  The adoption of ASU 2016-15 had no impact on the reported cash flows of the company for any period presented.

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

Under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities.  In addition, when Woodward withholds shares from an employee’s exercise of stock options to fund payment by Woodward of the employee’s taxes, the payment is classified as a financing activity.  Woodward has elected to apply the cash flow classification guidance of ASU 2016-09 retrospectively to all prior periods presented.

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

The following tables shows the impact of retrospectively applying this guidance to the Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2015 and September 30, 2014.

	Fiscal Year Ended September 30, 2015
	As previously reported	Adjustment	As recast
Statement of Cash Flows:
Net cash provided by operating activities	$287,429	$8,561	$295,990
Net cash used in investing activities	(284,083)	-	(284,083)
Net cash used in financing activities	(25,445)	(8,561)	(34,006)
Effect of exchange rate changes on cash and cash equivalents	(10,986)	-	(10,986)
Net change in cash and cash equivalents	$(33,085)	$-	$(33,085)

	Fiscal Year Ended September 30, 2014
	As previously reported	Adjustment	As recast
Statement of Cash Flows:
Net cash provided by operating activities	$268,083	$5,487	$273,570
Net cash used in investing activities	(205,829)	-	(205,829)
Net cash provided by (used in) financing activities	9,477	(5,487)	3,990
Effect of exchange rate changes on cash and cash equivalents	(5,000)	-	(5,000)
Net change in cash and cash equivalents	$66,731	$-	$66,731

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The purpose of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within the year of adoption.  In transition, Woodward will be required to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach; therefore, Woodward anticipates restating its Consolidated Financial Statements for the two fiscal years prior to the year of adoption.  Early adoption is permitted.  Woodward has not determined in which period it will adopt the new guidance and is currently assessing the impact this guidance may have on its Consolidated Financial Statements, including which of its existing operating leases will be impacted by the new guidance.  Rent expense for all operating leases,  none of which was recognized on the balance sheet, was $7,359 in fiscal year 2016, $7,299 in fiscal year 2015, and $10,897 in fiscal year 2014.  Future minimum rental payments required under operating leases, none of which were recognized on the balance sheet, were $15,612 as of September 30, 2016.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify financial reporting and more closely conform U.S. GAAP with International Financial Reporting Standards (“IFRS”).  Under ASU 2015-17, Woodward will classify all deferred tax assets and liabilities by taxing jurisdiction, along with any related valuation allowances, as either a single non-current asset or liability on the balance sheet.  ASU 2015-17 is effective for fiscal years − and interim periods within those fiscal years − beginning after December 15, 2016 (fiscal year 2018 for Woodward).  As early adoption is allowed, Woodward adopted ASU 2015-17 during its second quarter of fiscal year 2016, and retrospectively applied the guidance to its deferred tax assets and liabilities as of September 30, 2015.  The table below shows the impact of retrospectively applying this guidance to the Consolidated Balance Sheet deferred tax assets and liabilities as of September 30, 2015.

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

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement.  As early adoption is allowed, Woodward adopted ASU 2015-03 and ASU 2015-15 during its fourth quarter of fiscal year 2016, and retrospectively applied the guidance to its unamortized debt issuance costs as of September 30, 2015.  As permitted by ASU 2015-15, Woodward will continue to present debt issuance costs related to line-of-credit arrangements as an asset on its balance sheet.

The table below shows the impact of retrospectively applying ASU 2015-17 and ASU 2015-03 to the Consolidated Balance Sheet as of September 30, 2015.

	September 30, 2015
	As previously reported	Adjustment for ASU 2015-17	Adjustment for ASU 2015-03	As recast
Current deferred income tax assets	$29,766	$(29,766)	$-	$-
Other current assets	43,791	-	(291)	43,500
Total current assets	947,476	(29,766)	(291)	917,419
Noncurrent deferred income tax assets	9,388	3,717	-	13,105
Other assets	44,886	-	(1,221)	43,665
Total assets	2,539,965	(26,049)	(1,512)	2,512,404

Current deferred income tax liabilities	14	(14)	-	-
Total current liabilities	338,222	(14)	-	338,208
Long-term debt, less current portion	850,000	-	(1,512)	848,488
Noncurrent deferred income tax liabilities	82,449	(26,035)	-	56,414
Total liabilities	1,386,861	(26,049)	(1,512)	1,359,300
Total liabilities and stockholders' equity	2,539,965	(26,049)	(1,512)	2,512,404

Net deferred tax liabilities	43,309	-	-	43,309

In April 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” in response to stakeholders’ concerns about current accounting for consolidation of certain legal entities and changes the analysis that a reporting entity must perform to determine whether it should consolidate such legal entities.  ASU 2015-02 is effective for public business entities for fiscal years − and interim periods within those fiscal years − beginning after December 15, 2015, but early adoption is allowed.  Woodward adopted ASU 2015-02 on January 1, 2016, concurrent with the consummation of the joint venture formation described in Note 4, “Joint ventures”.  The adoption of ASU 2015-02 had no impact on Woodward’s conclusion that the joint venture described in Note 4 should not be consolidated following the guidance of ASC 810, Consolidation.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”).  ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance.  ASC 606 outlines a five-step model, under which Woodward will recognize revenue when performance obligations within a customer contract are satisfied.  ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability.  Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the reporting period.  Woodward may elect to adopt ASC 606 in fiscal year 2018, but does not expect to do so.  Upon adoption, Woodward must elect to adopt either retrospectively to each prior reporting period presented or using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application.  Woodward has not determined what transition method it will use.  Woodward is currently assessing the impact that the future adoption of ASC 606 may have on its Consolidated Financial Statements by analyzing its current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Year Ended September 30,
	2016	2015	2014
Numerator:
Net earnings	$180,838	$181,452	$165,844
Denominator:
Basic shares outstanding	61,893	64,684	66,432
Dilutive effect of stock options and restricted stock	1,663	1,372	1,344
Diluted shares outstanding	63,556	66,056	67,776
Income per common share:
Basic earnings per share	$2.92	$2.81	$2.50
Diluted earnings per share	$2.85	$2.75	$2.45

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

The following stock option grants were outstanding during the fiscal years ended September 30, 2016, 2015, and 2014, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Year Ended September 30,
	2016		2015	2014
Options		-	697	12
Weighted-average option price	$	n/a	$46.55	$44.04

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Year Ended September 30,
	2016	2015	2014
Weighted-average treasury stock shares held for deferred compensation obligations	171	190	216

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

As part of the JV formation, Woodward contributed to the JV certain contractual rights and intellectual property applicable to the existing GE commercial aircraft engine programs within the scope of the JV.  Woodward has no initial cost basis in the JV because Woodward had no cost basis in the contractual rights and intellectual property contributed to the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year beginning January 4, 2017 subject to certain claw-back conditions.  Neither Woodward nor GE contributed any tangible assets to the JV.

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded the $250,000 consideration received from GE for its purchase of a 50% equity interest in the JV as deferred income.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  As of September 30, 2016, accrued liabilities include $6,552 and other liabilities include $238,187 of unamortized deferred income realized upon the JV formation.  Amortization of the deferred income recognized as an increase to sales was $5,261 for the nine-months ended September 30, 2016.

The $250,000 cash consideration received from GE on January 4, 2016 is taxable upon receipt for income tax purposes but not currently recognized in earnings for book purposes.  Therefore, during the three month period ended March 31, 2016, Woodward recorded a deferred tax asset of $94,125.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  The JV is a related party to Woodward.  Other income includes $6,204 for the nine-months ended September 30, 2016 related to Woodward’s equity interest in the earnings of the JV.  During the nine-months ended September 30, 2016, Woodward received no cash distributions from the JV and therefore, Woodward’s net investment in the JV was $6,204 as of September 30, 2016.

During the nine-months ended September 30, 2016, Woodward’s  net sales include $46,973 of sales to the JV and a reduction to sales of $21,391 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.  The Consolidated Balance Sheet at  September 30, 2016, included “Accounts receivable” of $5,326 related to amounts the JV owed Woodward and included “Accounts payable” of $3,926 related to amounts Woodward owed the JV.

Note 5.  Financial instruments and fair value measurements

Financial assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon a fair value hierarchy established by U.S. GAAP.

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of September 30, 2016 or September 30, 2015.

	At September 30, 2016				At September 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$80,959	$-	$-	$80,959	$79,517	$-	$-	$79,517
Investments in money market funds	48	-	-	48	20	-	-	20
Investments in reverse repurchase agreements	83	-	-	83	2,665	-	-	2,665
Investments in Brazilian certificates of deposit	7,136	-	-	7,136	-	-	-	-
Equity securities	12,491	-	-	12,491	9,883	-	-	9,883
Total financial assets	$100,717	$-	$-	$100,717	$92,085	$-	$-	$92,085

Investments in money market funds: Woodward sometimes invests excess cash in money market funds not insured by the Federal Depository Insurance Corporation (“FDIC”).  Woodward believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid.  The investments in money market funds are reported in “Cash and cash equivalents” at fair value, with realized gains from interest income recognized in earnings.  The fair values of Woodward’s investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.

Investments in reverse repurchase agreements:  Woodward sometimes invests excess cash in reverse repurchase agreements.  Under the terms of Woodward’s reverse repurchase agreements, Woodward purchases an interest in a pool of securities and is granted a security interest in those securities by the counterparty to the reverse repurchase agreement.  At an agreed upon date, generally the next business day, the counterparty repurchases Woodward’s interest in the pool of securities at a price equal to what Woodward paid to the counterparty plus a rate of return determined daily per the terms of the reverse repurchase agreement.  Woodward believes that the investments in these reverse repurchase agreements are with creditworthy financial institutions and that the funds invested are highly liquid.  The investments in reverse repurchase agreements are reported at fair value, with realized gains from interest income recognized in earnings, and are included in “Cash and cash equivalents.”  Since the investments are generally overnight, the carrying value is considered to be equal to the fair value as the amount is deemed to be a cash deposit with no risk of change in value as of the end of each fiscal quarter.

Investments in Brazilian certificates of deposit: Woodward’s Brazilian subsidiary sometimes invests excess cash in Brazilian certificates of deposit insured by the Brazilian Credit Guarantee Fund.  Woodward’s investments in Brazilian certificates of deposit can be entered into a pre-determined fixed or floating interest rate but, unlike certificates of deposit in the United States, can be withdrawn at any time, after 30 days, with notice given to the financial institution holding the deposit.  Woodward believes that the investments in Brazilian certificates of deposit are with creditworthy financial institutions and that the funds are highly liquid.  The investments in Brazilian certificates of deposit are reported in “Cash and cash equivalents” at fair value, with realized gains from interest income recognized in earnings.  The carrying value of Woodward’s investments in Brazilian certificates of deposit are considered to be equal to the fair value given the highly liquid nature of the investments.

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

Accounts receivable, accounts payable, the current portion of long-term debt, and short-term debt are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Consolidated Balance Sheets were as follows:

		At September 30, 2016		At September 30, 2015
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$17,501	$15,849	$16,112	$15,638
Investments in short-term time deposits	2	4,882	4,918	-	-
Liabilities:
Short-term borrowings	2	(150,000)	(150,000)	(2,430)	(2,430)
Long-term debt, excluding current portion	2	$(617,857)	$(579,244)	$(873,734)	$(850,000)

In fiscal years 2014 and 2013, Woodward received long-term notes from municipalities within the states of Illinois and Colorado in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.2% at September 30, 2016 and 3.0% at September 30, 2015.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions.   The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This is determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the short-term time deposits was 6.9% at September 30, 2016.  There were no investments in short-term time deposits at September 30, 2015.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 1.9% at September 30, 2016 and 2.8% at September 30, 2015.

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

Other than the cash flow hedges and net investment hedges discussed below, Woodward did not enter into any derivatives or hedging transactions during the fiscal years ended September 30, 2016, September 30, 2015 and September 30, 2014.

Derivatives in cash flow hedging relationships

In June 2013, in connection with Woodward’s expected refinancing of current maturities on its existing long-term debt, Woodward entered into a treasury lock agreement with a notional amount of $25,000 that qualified as a cash flow hedge under ASC Topic 815, “Derivatives and Hedging.”  The objective of this derivative instrument was to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven-year period related to the future interest payments on a portion of anticipated future debt issuances.  The treasury lock agreement was settled in August 2013 and the resulting gain of $507 is being recognized as a reduction of interest expense over a seven-year period.  The unrecognized portion of the gain is recorded in accumulated other comprehensive (losses) earnings, net of tax.

In March 2009, Woodward entered into LIBOR lock agreements that qualified as cash flow hedges under authoritative guidance for derivatives and hedging.  The objective of this derivative instrument was to hedge the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the then expected issuance of long-term debt to acquire HR Textron Inc. (“HRT”).  The discontinuance of the LIBOR lock agreements resulted in a loss that was being recognized as an increase of interest expense over a seven-year period on the hedged Series E and F Notes, which were issued on April 3, 2009, using the effective interest method.  The unrecognized portion of the loss was recorded in accumulated other comprehensive (losses) earnings, net of tax.    The unrecognized portion of the loss was fully amortized to interest expense during the second quarter of fiscal year 2016, and as of September 30, 2016 there was no unrecognized loss associated with this cash flow hedge in Woodward’s Consolidated Balance Sheet.

In September 2008, the Company entered into treasury lock agreements that qualified as cash flow hedges under authoritative guidance for derivatives and hedging.  The objective of this derivative instrument was to hedge the risk of variability in cash flows related to future interest payments of a portion of the anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the expected issuance of long-term debt to acquire Techni-Core, Inc. (“Techni-Core”) and MPC Products Corporation (“MPC Products” and, together with Techni-Core, “MPC”).  The discontinuance of these treasury lock agreements resulted in a gain that was being recognized as a reduction of interest expense over a seven-year period on the hedged Series C and D Notes, which were issued on October 1, 2008, using the effective interest method.  The unrecognized portion of the gain was recorded in accumulated other comprehensive (losses) earnings, net of tax.  The unrecognized portion of the gain was fully amortized to interest expense during the fourth quarter of fiscal year 2015, and as of September 30, 2015 there was no unrecognized gain associated with this cash flow hedge in Woodward’s Consolidated Balance Sheet.

The remaining unrecognized gains and losses in Woodward’s Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive (losses) earnings (“accumulated OCI”), were net gains of $290 as of September 30, 2016 and $269 as of September 30, 2015.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Consolidated Statements of Earnings, recognized in interest expense:

	Year Ended September 30,
	2016	2015	2014
Amount of (income) expense recognized in earnings on derivative	$21	$99	$99
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-	-
Amount of (gain) loss reclassified from accumulated OCI into earnings	21	99	99

Based on the carrying value of the realized but unrecognized gains on terminated derivative instruments designated as cash flow hedges as of September 30, 2016, Woodward expects to reclassify $72 of net unrecognized gains on terminated derivative instruments from accumulated other comprehensive (losses) earnings to earnings during the next twelve months.

Net investment hedges

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreements”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026.  Woodward designated the €40,000 Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  A foreign exchange loss on the Series M Notes of $47 is included in foreign currency translation adjustments within total comprehensive (losses) earnings for the fiscal year ended September 30, 2016.

In June 2015, Woodward designated an intercompany loan of 160,000 Renminbi (“RMB”) between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  In June 2016, the intercompany loan was repaid, resulting in a realized gain of $1,484 that was recognized within total comprehensive (losses) earnings, of which $912 was recognized in fiscal year 2016 and $572 was recognized in fiscal year 2015.

In July 2016, Woodward designated a new intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Foreign exchange losses on the loan of $73 for the three-months ended September 30, 2016 are included in foreign currency translation adjustments within total comprehensive (losses) earnings.

Note 7.  Supplemental statement of cash flows information

	Year Ended September 30,
	2016	2015	2014
Interest paid, net of amounts capitalized	$34,500	$32,608	$27,922
Income taxes paid	99,468	51,218	66,477
Income tax refunds received	2,350	689	2,303
Non-cash activities:
Purchases of property, plant and equipment on account	10,705	23,966	13,437
Property, plant and equipment acquired by capital lease	1,653	-	-
Common shares issued from treasury to settle benefit plan obligations (Note 18)	13,999	12,574	11,193
Notes receivable from municipalities for economic development initiatives	-	-	6,596
Cashless exercise of stock options	753	1,532	1,286

Note 8.  Inventories

	September 30,	September 30,
	2016	2015
Raw materials	$54,246	$63,896
Work in progress	109,756	91,501
Component parts (1)	249,307	248,047
Finished goods	48,374	44,220
	$461,683	$447,664

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 9.  Property, plant, and equipment

	September 30,	September 30,
	2016	2015
Land and land improvements	$87,696	$79,311
Buildings and building improvements	527,704	372,160
Leasehold improvements	15,213	16,907
Machinery and production equipment	484,315	365,040
Computer equipment and software	117,984	118,154
Office furniture and equipment	29,344	20,939
Other	18,969	18,325
Construction in progress	88,909	252,763
	1,370,134	1,243,599
Less accumulated depreciation	(493,784)	(487,499)
Property, plant and equipment, net	$876,350	$756,100

Included in “Land and land improvements” and “Buildings and improvements” are assets held for sale of $681 at September  30, 2015 related to Woodward’s Industrial segment.  The sale of these assets was completed on April 15, 2016.

During the quarter ended September 30, 2014, Woodward recorded an impairment charge of $3,138, which is included in cost of goods sold in the Consolidated Statement of Earnings, related to the write down to fair value of certain assets held for sale.  During the quarter ended March 31, 2015, Woodward completed the sale of these assets.

At September 30, 2016, included in “Office furniture and equipment” and “Other” is $1,653 of gross assets acquired on capital leases, and accumulated depreciation included $322 of amortization associated with the capital lease assets.

In fiscal year 2015, Woodward completed and placed into service a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and has occupied the new facility in anticipation of beginning serial production of new narrow-body product lines beginning in fiscal year 2017 for its Aerospace segment.  This campus is intended to support Woodward’s expected growth in its Aerospace segment over the next ten years and beyond, required as a result of Woodward being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  Included in “Construction in progress” are costs of $26,741 at September 30, 2016 and $47,629 at September 30, 2015 associated with new equipment purchases for the second campus, including capitalized interest of $341 at September 30, 2016 and $499 at September 30, 2015.

During fiscal year 2016, Woodward completed and placed into service a new campus at its corporate headquarters in Fort Collins, Colorado to support the future growth of its Industrial segment by supplementing its existing Colorado manufacturing facilities and corporate headquarters.  Woodward began occupying the new campus during its second quarter of fiscal year 2016.  Approximately $160,000 of assets were placed in service during the nine-months ended September 30, 2016, and were recorded to “Buildings and building improvements.”  Included in “Construction in progress” are $247 at

September 30, 2016 and $151,669 at September 30, 2015 associated with the construction of the new campus and related new equipment purchases, including capitalized interest of $0 at September 30, 2016 and $5,205 at September 30, 2015.

Concurrent with and in relation to Woodward’s significant investment in three new campuses and related equipment in the greater-Rockford, Illinois area, the new campus at its corporate headquarters in Fort Collins, Colorado (both discussed above), and the new campus in Niles, Illinois that was completed in fiscal year 2015, Woodward initiated a comprehensive review of its depreciation lives as required by U.S. GAAP to evaluate the estimates of the useful lives of Woodward assets.  This review resulted in estimates of the useful lives of both existing and new assets generally in excess of those utilized prior to fiscal year 2016.  The revised estimates were used in fiscal year 2016 and will be used going forward and result in a downward adjustment of depreciation on existing assets of approximately $12,000 for fiscal year 2016.

For the fiscal years ended September 30, 2016, 2015, and 2014, Woodward had depreciation expense as follows:

	Year Ended September 30,
	2016	2015	2014
Depreciation expense	$41,550	$45,994	$43,773

For the fiscal years ended September 30, 2016, 2015, and 2014, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Year Ended September 30,
	2016	2015	2014
Capitalized interest	$5,455	$8,995	$7,282

Note 10.  Goodwill

	September 30, 2015	Effects of Foreign Currency Translation	September 30, 2016
Aerospace	$455,423	$-	$455,423
Industrial	101,554	(1,293)	100,261
Consolidated	$556,977	$(1,293)	$555,684

	September 30, 2014	Effects of Foreign Currency Translation	September 30, 2015
Aerospace	$455,423	$-	$455,423
Industrial	104,301	(2,747)	101,554
Consolidated	$559,724	$(2,747)	$556,977

Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Woodward completed its annual goodwill impairment test as of July 31, 2016 during the quarter ended September 30, 2016.  At that date, Woodward determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit.  The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method.  This method represents a level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates, and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a ten-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2016 impairment test were discounted using weighted-average cost of capital assumptions ranging from 8.91% to 11.49%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after ten years of 3.71%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting units’ resulting fair values utilizing a market multiple method.

The results of Woodward’s goodwill impairment tests performed as of July 31, 2016 did not indicate impairment of any of Woodward’s reporting units.

Note 11.  Intangible assets, net

	September 30, 2016			September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(134,158)	$148,067	$282,225	$(116,232)	$165,993
Industrial	40,969	(33,509)	7,460	41,409	(32,891)	8,518
Total	$323,194	$(167,667)	$155,527	$323,634	$(149,123)	$174,511

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,435	(17,876)	1,559	19,445	(16,921)	2,524
Total	$19,435	$(17,876)	$1,559	$19,445	$(16,921)	$2,524

Process technology:
Aerospace	$76,605	$(43,229)	$33,376	$76,605	$(37,411)	$39,194
Industrial	22,965	(16,200)	6,765	22,924	(14,621)	8,303
Total	$99,570	$(59,429)	$40,141	$99,529	$(52,032)	$47,497

Other intangibles:
Aerospace	$-	$-	$-	$1,400	$(1,300)	$100
Industrial	1,246	(823)	423	1,248	(742)	506
Total	$1,246	$(823)	$423	$2,648	$(2,042)	$606

Total intangibles:
Aerospace	$358,830	$(177,387)	$181,443	$360,230	$(154,943)	$205,287
Industrial	84,615	(68,408)	16,207	85,026	(65,175)	19,851
Consolidated Total	$443,445	$(245,795)	$197,650	$445,256	$(220,118)	$225,138

For the fiscal years ended September 30, 2016, September 30, 2015, and September 30, 2014, Woodward recorded amortization expense associated with intangibles of the following:

	Year Ended September 30,
	2016	2015	2014
Amortization expense	$27,486	$29,241	$33,580

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2017	$25,808
2018	24,984
2019	23,148
2020	20,360
2021	18,399
Thereafter	84,951
$197,650

Note 12.  Credit facilities, short-term borrowings and long-term debt

As of September 30, 2016, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

	Total availability	Outstanding letters of credit and guarantees	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(7,830)	$(156,700)	$835,470
Foreign lines of credit and overdraft facilities	44,001	-	-	44,001
Foreign performance guarantee facilities	8,567	(243)	-	8,324
	$1,052,568	$(8,073)	$(156,700)	$887,795

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $156,700 in principal amount of borrowings outstanding as of September 30, 2016, at an effective interest rate of 1.77%.  Under the Revolving Credit Agreement, there were $350,000 in principal amount of borrowings outstanding as of September 30, 2015, at an effective interest rate of 1.44%.  As of September 30, 2016, $150,000 of the borrowings under the Revolving Credit Agreement were classified as short-term based on Woodward’s intent and ability to pay this amount in the next twelve months.  As of September 30, 2015, the entire outstanding balance on the Revolving Credit Agreement was classified as long-term debt.

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

Short-term borrowings

A Chinese subsidiary of Woodward has a local uncommitted credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700.  Any cash borrowings under the local Chinese credit facility are secured by a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 15% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The local credit facility expires in November 2016.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at September 30, 2016 and September 30, 2015.

A Brazilian subsidiary of Woodward has a local uncommitted credit facility with the Banco J.P. Morgan S.A. under which it has the ability to borrow up to 52,000 Brazilian Real.  Any cash borrowings under the local Brazilian credit facility are secured by a parent guarantee from Woodward.  The Brazilian subsidiary may utilize the local facility to support its operating cash needs.  Local currency borrowings on the Brazilian credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 1.75%.  The local credit facility expires on January 16, 2017.  The Brazilian subsidiary had no outstanding cash borrowings at September 30, 2016 and $2,430 of outstanding cash borrowings at September 30, 2015 against the local credit facility.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of September 30, 2016 and September 30, 2015 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt

	September 30,	September 30,
	2016	2015
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020, unsecured	$156,700	$350,000
Series C notes – 5.92%, due October 2015; unsecured	-	50,000
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series E notes – 7.81%, due April 2016; unsecured	-	57,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 2026; unsecured	44,886	-
Series N notes – 1.31% due September 2028; unsecured	86,406	-
Series O notes – 1.57% due September 2031; unsecured	48,252	-
Total debt	729,244	850,000
Less: Current portion of long-term debt	(150,000)	-
Unamortized debt issuance costs	(2,091)	(1,512)
Long-term debt, excluding current portion	$577,153	$848,488

The Notes

In October 2008, Woodward entered into a note purchase agreement relating to the Series C and D Notes (the “2008 Notes”).  In April 2009, Woodward entered into a note purchase agreement relating to the Series E and F Notes (the “2009 Notes”).

On October 1, 2013, Woodward entered into a note purchase agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.

Woodward issued the Series G, H and I Notes (the “First Closing Notes”) on October 1, 2013.  Woodward issued the Series J, K and L Notes (the “Second Closing Notes”, and together with the 2008 Notes, 2009 Notes and the First Closing Notes, the “USD Notes”) on November 15, 2013.

On September 23, 2016, Woodward and the BV Subsidiary, each entered into note purchase agreements relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes (the “Series M Notes”).  The BV Subsidiary issued (a) €77,000 aggregate principal amount of the BV Subsidiary’s Series N Senior Notes (the “Series N Notes”) and (b) €43,000 aggregate principal amount of the BV Subsidiary’s Series O Senior Notes (the “Series O Notes” and together with the Series M Notes and the Series N Notes, the “2016 Notes”, and together with the USD Notes, collectively, the “Notes”).

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the 2016 Notes will be payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2017, until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of September 30, 2016, the Series J Notes bore interest at an effective rate of 2.06%.

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

Woodward’s obligations under the Notes are guaranteed by (i) Woodward FST, Inc., Woodward MPC, Inc., and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward, and (ii) in the case of the BV Subsidiary’s Series N and O Notes, by Woodward.  Woodward’s obligations under the Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under its revolving credit facility.

The USD Notes and the 2016 Notes contain covenants customary for such financings, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell Woodward’s assets, merge or consolidate with other persons and enter into material transactions with affiliates.  Under the financial covenants contained in the note purchase agreement governing the USD Notes, Woodward’s priority debt may not exceed, at any time, 25% of its consolidated net worth.  Woodward’s Leverage Ratio cannot exceed 4.0 to 1.0 during any material acquisition period, or 3.5 to 1.0 at any other time on a rolling four quarter basis. In the event that Woodward’s Leverage Ratio exceeds 3.5 to 1.0 during any material acquisition period, the interest rate on each series of Notes will increase.  Further for the USD Notes, Woodward’s consolidated net worth must at all times equal or exceed $800,000,  plus 50% of Woodward’s consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2014 and for the 2016 Notes, Woodward’s consolidated net worth must at all times equal or exceed $1,046,619 plus 50% of Woodward’s positive net income for each completed fiscal year beginning with the fiscal year ending September 30, 2016.

Woodward, at its option, is permitted at any time to prepay all, or any part of the then-outstanding principal amount of any series of the Notes at 100% of the principal amount of the series of Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000 for the USD Notes and not less than €1,000 for the 2016 Notes), together with interest accrued on such amount to be prepaid to the date of payment, plus any applicable prepayment compensation amount. The prepayment compensation amount, as to the USD Notes other than the Series J Notes, is computed by discounting the remaining scheduled payments of interest and principal of the USD Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the USD Notes being prepaid. The prepayment compensation amount, as to the Series J Notes, generally is computed as a percentage of the principal amount of the Series J Notes equal to (a) 2%, on or prior to November 15, 2014, (b) 1%, after November 15, 2014 and on or prior to November 15, 2015, and (c) 0% after November 15, 2015.  The prepayment compensation amount as to the 2016 Notes that is not subject to a swap agreement is computed by discounting the remaining scheduled payments of interest and principal of such notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of the German Bund having a maturity equal to the remaining average life of the 2016 Notes being prepaid.  The prepayment compensation amount as to a 2016 Note that is subject to a swap agreement entered into by the holder of such note under which the holder will receive payment in U.S. dollars in exchange for scheduled Euro payments of principal and interest on the Euro denominated 2016 Notes, adjusted for theoretical holder returns foregone on hypothetical reinvestments in U.S. Treasury securities (the “Swapped Notes”) is equal to the excess of an amount equal to the remaining scheduled payments to be paid in respect of such called principal under such swap agreement discounted at a rate equal to 50 basis points and the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the Swapped Notes being prepaid over the amount of payments in U.S. dollars that would be paid to the holder of the Swapped Note in respect of the called principal under the swap agreement, which amount will be increased or reduced, as applicable, in an amount equal to any net gain or loss realized by the holder of such Swapped Note on swap transactions under such swap agreement as a result of such prepayment.

Required future principal payments of the Notes as of September 30, 2016 are as follows:

Year Ending September 30:
2017	$-
2018	-
2019	143,000
2020	-
2021	100,000
Thereafter	329,544
$572,544

Certain financial and other covenants under Woodward's debt agreements contain customary restrictions on the operation of its business.  Management believes that Woodward was in compliance with the covenants under the long-term debt agreements at September 30, 2016.

Debt Issuance Costs

In connection with the 2016 Note Purchase Agreements, in fiscal year 2016, Woodward incurred $863 in financing costs, which are deferred and will be amortized using the straight-line method over the life of the agreement.

In connection with the Revolving Credit Agreement, in fiscal year 2015, Woodward incurred $2,359 in financing costs, which are deferred and are being amortized using the straight-line method over the life of the agreement.  As of April 28, 2015, Woodward also had $2,014 remaining of deferred financing costs incurred in connection with the prior revolving credit agreement, which have been combined with the financing costs associated with the Revolving Credit Agreement and are being amortized using the straight-line method over the life of the Revolving Credit Agreement.

In connection with the 2013 Note Purchase Agreement, in fiscal year 2014, Woodward incurred $1,297 in financing costs, which are deferred and will be amortized using the straight-line method over the life of the agreement.

Amounts recognized as interest expense from the amortization of debt issuance costs were $1,165 in fiscal year 2016, $1,114 in fiscal year 2015, and $1,014 in fiscal year 2014.  Unamortized debt issuance costs associated with the 2016 Notes and USD Notes of $2,091 as of September 30, 2016 and $1,512 as of September 30, 2015 have been recorded as a reduction in “Long-term debt, less current portion” at the Consolidated Balance Sheets. Unamortized debt issuance costs associated with the Revolving Credit Agreement of $3,134 as of September 30, 2016 and $4,009 as of September 30, 2015 have been recorded as “Other assets” at the Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Consolidated Statements of Cash Flows.

Note 13.  Accrued liabilities

	At September 30,
	2016	2015
Salaries and other member benefits	$87,197	$90,472
Warranties	15,993	13,741
Interest payable	9,071	12,526
Current portion of acquired performance obligations and unfavorable contracts (1)	2,910	6,651
Accrued retirement benefits	2,505	2,481
Current portion of loss reserve on contractual lease commitments	1,840	-
Current portion of deferred income from JV formation (Note 4)	6,552	-
Deferred revenues	5,779	10,004
Taxes, other than income	14,580	8,723
Other	10,200	11,338
	$156,627	$155,936

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

	Twelve-Months Ended September 30,
	2016	2015	2014
Warranties, beginning of period	$13,741	$16,916	$15,224
Expense, net of recoveries	9,902	10,117	10,700
Reductions for settling warranties	(7,802)	(12,416)	(8,448)
Foreign currency exchange rate changes	152	(876)	(560)
Warranties, end of period	$15,993	$13,741	$16,916

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

The summary for the activity in the loss reserve during the twelve-months ended September 30, 2016 is as follows:

	Twelve-Months Ended September 30,
	2016	2015
Loss reserve on contractual lease commitments, beginning of period	$2,464	$3,212
Additions	8,165	39
Reductions	(1,387)	(787)
Loss reserve on contractual lease commitments, end of period	$9,242	$2,464

Other liabilities included $7,402 of accrued loss reserve on contractual lease commitments that are not expected to be settled or paid within twelve months as of September 30, 2016.

Note 14.  Other liabilities

	At September 30,
	2016	2015
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$70,479	$55,259
Noncurrent portion of deferred income from JV formation (1)	238,187	-
Total unrecognized tax benefits, net of offsetting adjustments	17,239	15,394
Acquired unfavorable contracts (2)	3,148	4,656
Deferred economic incentives (3)	16,196	19,163
Loss reserve on contractual lease commitments (4)	7,402	2,464
Other	15,573	19,254
	$368,224	$116,190

(1)	See Note 4, Joint venture for more information on the deferred income from JV formation.
(2)

In connection with the Duarte business acquisition in fiscal year 2013, Woodward assumed current and long-term performance obligations for contractual commitments that are expected to result in future economic losses.  The long-term portion of the acquired unfavorable contracts is included in Other liabilities.

(3)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

(4)	See Note 13, Accrued liabilites for more information on the loss reserve on contractual lease commitments.

Note 15.  Other (income) expense, net

	Year Ended September 30,
	2016	2015	2014
Equity interest in the earnings of the JV (Note 4)	$(6,204)	$-	$-
Net (gain) loss on sales of assets	(4,431)	(626)	166
Rent income	(315)	(485)	(565)
Net (gain) loss on investments in deferred compensation program	(1,062)	33	(794)
Other	(294)	(84)	(107)
	$(12,306)	$(1,162)	$(1,300)

Note 16.  Income taxes

Income taxes consisted of the following:

	Year Ended September 30,
	2016	2015	2014
Current:
Federal	$81,127	$23,923	$48,327
State	6,067	3,108	5,752
Foreign	9,689	18,343	16,594
Deferred:
Federal	(40,801)	19,236	(4,378)
State	(9,054)	751	(2,966)
Foreign	(1,380)	(5,864)	(1,929)
	$45,648	$59,497	$61,400

Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2016	2015	2014
United States	$175,146	$172,315	$148,837
Other countries	51,340	68,634	78,407
	$226,486	$240,949	$227,244

Significant components of deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	At September 30,
	2016	2015
Deferred tax assets:
Defined benefit plans, other postretirement	$13,017	$12,878
Foreign net operating loss carryforwards	5,255	6,537
Inventory	27,332	21,651
Deferred and stock-based compensation	34,388	31,310
Defined benefit plans, pension	8,955	4,217
Deferred revenue	92,213	-
Other reserves	13,968	9,289
Tax credits and incentives	7,744	9,162
Other	7,411	5,963
Valuation allowance	(3,317)	(6,804)
Total deferred tax assets, net of valuation allowance	206,966	94,203
Deferred tax liabilities:
Goodwill and intangibles - net	(99,030)	(98,906)
Property, plant and equipment	(88,986)	(34,625)
Other	(2,533)	(3,981)
Total deferred tax liabilities	(190,549)	(137,512)
Net deferred tax assets (liabilities)	$16,417	$(43,309)

Woodward has recorded a net operating loss (“NOL”) deferred tax asset of $5,255 as of September 30, 2016 and $6,537 as of September 30, 2015.  A portion of these carryforwards will start to expire in 2018 and are currently offset by a valuation allowance, while the remaining portion has an indefinite carryforward period and has no valuation allowance against it.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Both positive and negative evidence are considered in forming Woodward’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified.  Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment.  The change in the valuation allowance was primarily the result of current year earnings and projected future earnings in a wholly-owned subsidiary that had net operating losses that are no longer subject to a full valuation allowance.

At September 30, 2016, Woodward has not provided for taxes on undistributed foreign earnings of $335,881 that it considered indefinitely reinvested.  These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward or any of Woodward’s subsidiaries located in the United States, or if Woodward sells its stock in the foreign subsidiaries.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

On October 14, 2016, the U.S. Treasury issued final regulations that could potentially affect the classification of debt and equity investments within a controlled group of companies (referred to as the Section 385 Regulations).  At this time, Woodward does not anticipate that these rules will have a significant impact on Woodward’s tax rate.

The following is a reconciliation of the U.S. Federal statutory tax rate of 35 percent to Woodward’s effective income tax rate:

	Year Ending September 30,
Percent of pretax earnings	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.4	1.2	1.3
Taxes on international activities	(2.2)	(3.8)	(3.7)
Research credit	(3.6)	(0.8)	(0.7)
Retroactive extension of research credit	(3.2)	(2.4)	-
Net excess income tax benefit from stock-based compensation	(2.6)	-	-
Domestic production activities deduction	(2.1)	(1.6)	(1.3)
Adjustments of prior period tax items	(0.2)	(2.1)	(2.9)
Other items, net	(1.3)	(0.8)	(0.7)
Effective tax rate	20.2%	24.7%	27.0%

In determining the tax amounts in Woodward’s financial statements, estimates are sometimes used that are subsequently adjusted in the actual filing of tax returns or by updated calculations.  In addition, Woodward occasionally has resolutions of tax items with tax authorities related to prior years due to the conclusion of audits and the lapse of applicable statutes of limitations.  Such adjustments are included in the “Adjustments of prior period tax items” line in the above table.  The majority of these adjustments are related to the conclusion of audits, effective settlement, and lapse of applicable statutes of limitations in various tax jurisdictions.

On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was enacted, which permanently extended the R&E Credit.  As a result, income taxes for the year ended September 30, 2016 included a net benefit related to the retroactive impact from the last three quarters of fiscal year 2015 of the R&E Credit pursuant to the Protecting Americans from Tax Hikes Act.  In addition, income taxes for the year ended September 30, 2016 included a net benefit related to the full year impact of fiscal year 2016 of the R&E Credit.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively extended the R&E Credit through December 31, 2014.  As a result, income taxes for the year ended September 30, 2015 included a net benefit related to the retroactive impact from the last three quarters of fiscal year 2014 of the R&E Credit pursuant to the Tax Increase Prevention Act.

As disclosed in Note 2, New accounting standards, Woodward adopted ASU 2016-09 in its second quarter of fiscal year 2016 resulting in the recognition through earnings of a net excess income tax benefit from stock-based compensation.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

	Year Ending September 30,
	2016	2015	2014
Beginning balance	$21,469	$22,687	$22,694
Additions to current year tax positions	3,588	2,234	8,830
Reductions to prior year tax positions	(2,292)	(7,785)	(9,684)
Additions to prior year tax positions	761	5,124	1,844
Lapse of applicable statute of limitations	-	(791)	(997)
Ending balance	$23,526	$21,469	$22,687

Included in the balance of unrecognized tax benefits were $11,426 as of September 30, 2016 and $10,494 as of September 30, 2015 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $8,433 in the next twelve months due to the completion of reviews by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $1,273 as of September 30, 2016 and $859 as of September 30, 2015.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  Fiscal years remaining open to examination in significant foreign jurisdictions include 2008 and forward.  Woodward’s fiscal years remaining open to examination in the United States include fiscal years 2013 and thereafter.  Woodward is currently under examination by the Internal Revenue Service for fiscal year ended September 30, 2014.  Woodward has concluded U.S. federal income tax examinations through fiscal year 2012.  Woodward is generally subject to U.S. state income tax examinations for fiscal years 2012 and the periods thereafter.

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  In the second quarter of fiscal years 2016, 2015 and 2014, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing 317 shares of common stock for a total value of $13,999 in fiscal year 2016, 259 shares of common stock for a total value of $12,574 in fiscal year 2015, and 260 shares of common stock for a total value of $11,193 in fiscal year 2014.  The Woodward Retirement Savings Plan (the “WRS Plan”) held 4,488 shares of Woodward stock as of September 30, 2016 and 4,887 shares as of September 30, 2015.  The shares held in the WRS Plan participate in dividends and are considered issued and outstanding for purposes of calculating basic and diluted earnings per share.  Accrued liabilities included obligations to contribute shares of Woodward common stock to the WRS Plan of $11,314 as of September 30, 2016 and $11,342 as of September 30, 2015.

The amount of expense associated with defined contribution plans was as follows:

	Year Ended September 30,
	2016	2015	2014
Company costs	$31,893	$30,933	$24,921

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

During the third quarter of fiscal year 2016, Woodward opened a lump-sum buy-out window for certain former U.S. employees and/or their dependents eligible to receive postretirement defined benefit pension payments for past employment services to the Company.  Eligible pension plan participants may elect to receive a one-time lump-sum payment or an immediate annuity in lieu of future pension benefit payments.  Pension benefit payments under the lump-sum buy-out options were $5,008 during the fourth quarter of fiscal year 2016.  Woodward estimates that pension benefit payments under the lump-sum buy-out options may be up to approximately $700 during fiscal year 2017.  Such lump-sum payments will be paid from available pension plan assets.

Effective June 30, 2015, the Company terminated the defined benefit pension plan for employees at its Duarte, California manufacturing facility (the “Duarte Pension Plan”).  The plan, which was established in fiscal year 2013 in connection with the December 2012 acquisition of the Duarte business, was amended in fiscal year 2013 to cease all future benefit accruals under the plan and was at that time closed to new entrants.  Regulatory approval of the plan termination was received in the fourth quarter of fiscal year 2016.  In exchange for the freeze and termination of the plan, which were agreed upon through negotiations with the applicable employee union, the employees were provided replacement benefits through full participation in the Woodward U.S. defined contribution plan.  Woodward recorded settlement costs of $47 in fiscal year 2016 in connection with cash payouts to the beneficiaries of the plan and associated termination costs.  As of September 30, 2016 Woodward had no liability associated with the Duarte Pension Plan.

In addition to the Duarte Pension Plan, excluding the Woodward HRT Plan, the defined benefit plans in the United States were frozen in fiscal year 2007 and no additional employees may participate in the U.S. plans and no additional service costs will be incurred.

Pension plans

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	2016	2015	2014
United States:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	3.65%	4.39%	4.40%
Rate of compensation increase	n/a	n/a	3.50
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	4.39	4.40	5.15
Rate of compensation increase	n/a	n/a	3.50
Long-term rate of return on plan assets	7.62	7.62	7.62

The discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.

In the United States, Woodward uses a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding to determine the benefit obligations at year end.

	2016	2015	2014
United Kingdom:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	2.28%	3.75%	4.10%
Rate of compensation increase	3.40	3.40	3.50
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate - service cost	3.86	4.10	4.50
Discount rate - interest cost	3.63	4.10	4.50
Rate of compensation increase	3.40	3.50	3.50
Long-term rate of return on plan assets	5.00	5.50	5.50

	2016	2015	2014
Japan:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	0.46%	0.97%	1.10%
Rate of compensation increase	2.02	2.00	2.00
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate - service cost	1.27	1.10	1.25
Discount rate - interest cost	0.59	1.10	1.25
Rate of compensation increase	2.00	2.00	2.00
Long-term rate of return on plan assets	3.00	3.00	3.00

In the United Kingdom and Japan, Woodward uses a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction.  For the fiscal year ended September 30, 2016, the discount rate used to determine periodic service cost and interest cost components of the overall benefit costs was based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.  Prior to this change in method, the discount rate used to determine the periodic benefit costs for the years ending September 30, 2015 and 2014 was based on a single rate equivalent.

	2016	2015	2014
Switzerland:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	n/a	n/a	2.25%
Rate of compensation increase	n/a	n/a	2.00
Long-term rate of return on plan assets	n/a	n/a	2.25

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends.  The projected benefit obligations in the United States as of September 30, 2016 and September 30, 2015  were based on the Society of Actuaries (“SOA”) RP-2014 Mortality Tables Report projected back to 2006 using the SOA’s Mortality Improvement Scale MP-2014 (“MP-2014”) and projected forward using a custom projection scale based on MP-2014 with a 10-year convergence period and a long-term rate of 0.75%.  As of September 30, 2016 and September 30, 2015, mortality assumptions in Japan were based on the Standard rates 2014, and mortality assumptions for the United Kingdom pension scheme were based on the Self-administered pension scheme (“SAPS”) S2 “all” tables with a projected 1.5% annual improvement rate.

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	United States			Other Countries			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$1,695	$2,018	$3,516	$749	$784	$988	$2,444	$2,802	$4,504
Interest cost	5,236	5,956	6,382	1,637	2,128	2,410	6,873	8,084	8,792
Expected return on plan assets	(10,140)	(10,647)	(9,813)	(2,659)	(3,032)	(3,070)	(12,799)	(13,679)	(12,883)
Amortization of:
Net losses	1,292	396	330	246	190	655	1,538	586	985
Net prior service (benefit) cost	384	383	97	-	-	(4)	384	383	93
Settlement loss	47	-	-	-	-	-	47	-	-
Curtailment gain	-	-	(6,624)	-	-	(915)	-	-	(7,539)
Net periodic (benefit) cost	$(1,486)	$(1,894)	$(6,112)	$(27)	$70	$64	$(1,513)	$(1,824)	$(6,048)

The settlement loss in “United States” in the year ended September 30, 2016 pertained to cash payouts to the beneficiaries of the Duarte Pension Plan and associated termination costs.

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

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$145,870	$137,740	$62,231	$63,535	$208,101	$201,275
Service cost	1,695	2,018	749	784	2,444	2,802
Interest cost	5,236	5,956	1,637	2,128	6,873	8,084
Net actuarial losses	17,786	4,206	17,190	2,715	34,976	6,921
Contribution by participants	47	28	20	23	67	51
Benefits paid	(9,789)	(4,078)	(2,656)	(2,424)	(12,445)	(6,502)
Settlements	47	-	-	-	47	-
Foreign currency exchange rate changes	-	-	(7,114)	(4,530)	(7,114)	(4,530)
Projected benefit obligation at end of year	$160,892	$145,870	$72,057	$62,231	$232,949	$208,101

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$135,590	$142,090	$60,663	$63,071	$196,253	$205,161
Actual return (loss) on plan assets	19,859	(2,535)	10,202	2,975	30,061	440
Contributions by the Company	226	85	773	1,483	999	1,568
Contributions by plan participants	47	28	20	23	67	51
Benefits paid	(9,789)	(4,078)	(2,656)	(2,424)	(12,445)	(6,502)
Settlements	(47)	-	-	-	(47)	-
Foreign currency exchange rate changes	-	-	(6,076)	(4,465)	(6,076)	(4,465)
Fair value of plan assets at end of year	$145,886	$135,590	$62,926	$60,663	$208,812	$196,253
Net underfunded status at end of year	$(15,006)	$(10,280)	$(9,131)	$(1,568)	$(24,137)	$(11,848)

At September 30, 2016, the Company’s defined benefit pension plans in the United Kingdom represented $59,896 of the total projected benefit obligation and in Japan represented $12,161 of the total projected benefit obligation.  At September 30, 2016, the United Kingdom represented $50,914 of the total fair value of plan assets and Japan represented $12,012 of the total fair value of plan assets.

The accumulated benefit obligations of the Company’s defined benefit pension plans at September 30, 2016  was $160,892 in the United States and $68,801 in Other Countries, and at September 30, 2015  was $145,870 in the United States and $59,742 in Other Countries.

	Plans with accumulated benefit obligation in excess of plan assets		Plans with accumulated benefit obligation less than plan assets
	At September 30,		At September 30,
	2016	2015	2016	2015
Projected benefit obligation	$(220,788)	$(198,165)	$(12,161)	$(9,936)
Accumulated benefit obligation	(218,769)	(196,694)	(10,924)	(8,918)
Fair value of plan assets	196,800	185,623	12,012	10,630

The following tables provide the amounts recognized in the statement of financial position and accumulated other comprehensive losses for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Amounts recognized in statement of financial position consist of:
Other non-current assets	$-	$-	$-	$694	$-	$694
Other non-current liabilities	(15,006)	(10,280)	(9,131)	(2,262)	(24,137)	(12,542)
Net underfunded status at end of year	$(15,006)	$(10,280)	$(9,131)	$(1,568)	$(24,137)	$(11,848)

Amounts recognized in accumulated other comprehensive losses consist of:
Unrecognized net prior service cost	$3,857	$4,241	$-	$-	$3,857	$4,241
Unrecognized net losses	33,682	26,861	20,795	13,618	54,477	40,479
Total amounts recognized	37,539	31,102	20,795	13,618	58,334	44,720
Deferred taxes	(14,305)	(11,890)	(7,303)	(4,817)	(21,608)	(16,707)
Amounts recognized in accumulated other comprehensive losses	$23,234	$19,212	$13,492	$8,801	$36,726	$28,013

The following table reconciles the changes in accumulated other comprehensive losses for the defined benefit pension plans:

	Year Ended September 30,
	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Accumulated other comprehensive losses at beginning of year	$31,102	$14,491	$13,618	$11,902	$44,720	$26,393
Net loss	8,160	17,390	9,646	2,771	17,806	20,161
Loss due to settlement or curtailment arising during the period	(47)	-	-	-	(47)	-
Amortization of:
Net losses	(1,292)	(396)	(246)	(190)	(1,538)	(586)
Prior service cost	(384)	(383)	-	-	(384)	(383)
Foreign currency exchange rate changes	-	-	(2,223)	(865)	(2,223)	(865)
Accumulated other comprehensive losses at end of year	$37,539	$31,102	$20,795	$13,618	$58,334	$44,720

The amounts expected to be amortized from accumulated other comprehensive losses and reported as a component of net periodic benefit cost during fiscal year 2017 are as follows:

	United States	Other Countries	Total
Prior service cost	$383	$-	$383
Net actuarial losses	1,854	533	2,387

Pension benefit payments are made from the assets of the pension plans.  Using foreign exchange rates as of September 30, 2016 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

Year Ending September 30,	United States	Other Countries	Total
2017	$6,344	$2,315	$8,659
2018	6,319	2,249	8,568
2019	6,980	2,847	9,827
2020	7,589	2,311	9,900
2021	8,127	2,442	10,569
2022 – 2026	46,705	12,791	59,496

Woodward expects its pension plan contributions in fiscal year 2017 will be $425 in the United Kingdom and $288 in Japan.  Woodward expects to have no pension plan contributions in fiscal year 2017 in the United States.

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

A pension oversight committee is assigned by the Company to each pension plan.  Among other responsibilities, each committee is responsible for all asset class allocation decisions.  Asset class allocations, which are reviewed by the respective pension committee on at least an annual basis, are designed to meet or exceed certain market benchmarks and align with each plan’s investment objectives.  In evaluating the asset allocation choices, consideration is given to the proper long-term level of risk for each plan, particularly with respect to the long-term nature of each plan’s liabilities, the impact of asset allocation on investment results and the corresponding impact on the volatility and magnitude of plan contributions and expense and the impact certain actuarial techniques may have on the plans’ recognition of investment experience.  From time to time, the plans may move outside the prescribed asset class allocation in order to meet significant liabilities with respect to one or more individuals approaching retirement.

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

The assets of the U.S. plans are invested in actively managed mutual funds.  The assets of the plans in Japan and the plan in the United Kingdom are invested in actively managed pooled investment funds.  Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan, which mirrors a specific asset class within the associated target allocation.  Pension plan assets at September 30, 2016 and 2015 do not include any direct investment in Woodward’s common stock.

The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans.  The actual allocations of pension plan assets and target allocation ranges by asset class, are as follows:

	At September 30,
	2016				2015
	Percentage of Plan Assets	Target Allocation Ranges			Percentage of Plan Assets	Target Allocation Ranges
United States:
Asset Class
Equity Securities	56.4%	40.8%	-	80.8%	58.2%	40.7%	-	80.7%
Debt Securities	39.0%	29.2%	-	49.2%	41.5%	29.3%	-	49.3%
Other	4.6%	0.0%			0.3%	0.0%
	100.0%				100.0%
United Kingdom:
Asset Class
Equity Securities	34.7%	25.0%	-	45.0%	36.0%	40.0%	-	70.0%
Debt Securities	65.2%	40.0%	-	80.0%	63.8%	35.0%	-	65.0%
Other	0.1%	0.0%			0.2%	0.0%
	100.0%				100.0%
Japan:
Asset Class
Equity Securities	40.0%	36.0%	-	44.0%	38.6%	36.0%	-	44.0%
Debt Securities	59.1%	55.0%	-	63.0%	60.4%	55.0%	-	63.0%
Other	0.9%	0.0%	-	2.0%	1.0%	0.0%	-	2.0%
	100.0%				100.0%

Actual allocations to each asset class can vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.

The following table presents Woodward’s pension plan assets using the fair value hierarchy established by U.S. GAAP as of September 30, 2016 and September 30, 2015.

	At September 30, 2016
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$6,741	$163	$-	$-	$-	$-	$6,904
Mutual funds:
U.S. corporate bond fund	56,813	-	-	-	-	-	56,813
U.S. equity large cap fund	48,506	-	-	-	-	-	48,506
International equity large cap growth fund	33,834	-	-	-	-	-	33,834
Pooled funds:
Japanese equity securities	-	-	-	2,536	-	-	2,536
International equity securities	-	-	-	2,258	-	-	2,258
Japanese fixed income securities	-	-	-	5,321	-	-	5,321
International fixed income securities	-	-	-	1,777	-	-	1,777
Index linked U.K. equity fund	-	-	-	7,982	-	-	7,982
Index linked international equity fund	-	-	-	9,694	-	-	9,694
Index linked U.K. corporate bonds fund	-	-	-	16,180	-	-	16,180
Index linked U.K. government securities fund	-	-	-	5,009	-	-	5,009
Index linked U.K. long-term government securities fund	-	-	-	11,998	-	-	11,998
Total assets	$145,894	$163	$-	$62,755	$-	$-	$208,812

	At September 30, 2015
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$467	$201	$-	$-	$-	$-	$668
Mutual funds:
U.S. corporate bond fund	56,210	-	-	-	-	-	56,210
U.S. equity large cap fund	47,517	-	-	-	-	-	47,517
International equity large cap growth fund	31,396	-	-	-	-	-	31,396
Pooled funds:
Japanese equity securities	-	-	-	2,116	-	-	2,116
International equity securities	-	-	-	1,982	-	-	1,982
Japanese fixed income securities	-	-	-	4,805	-	-	4,805
International fixed income securities	-	-	-	1,624	-	-	1,624
Index linked U.K. equity fund	-	-	-	8,687	-	-	8,687
Index linked international equity fund	-	-	-	9,336	-	-	9,336
Index linked U.K. corporate bonds fund	-	-	-	16,613	-	-	16,613
Index linked U.K. government securities fund	-	-	-	4,716	-	-	4,716
Index linked U.K. long-term government securities fund	-	-	-	10,583	-	-	10,583
Total assets	$135,590	$201	$-	$60,462	$-	$-	$196,253

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

There were no transfers into or out of Level 3 assets in fiscal years 2016 or 2015.

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

Certain participating retirees are required to contribute to the plans in order to maintain coverage.  The plans provide postretirement medical benefits for approximately 800 retired employees and their covered dependents and beneficiaries and may provide future benefits to approximately 20 active employees and their covered dependents and beneficiaries, upon retirement, if the employees elect to participate.  All the postretirement medical plans are fully insured for retirees who have attained age 65.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	2016	2015	2014
Weighted-average discount rate used to determine benefit obligation at September 30	3.63%	4.01%	4.40%
Weighted-average discount rate used to determine net periodic benefit cost for years ended September 30	4.01	4.40	5.14

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

In the United Kingdom, Woodward uses a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction.  For the fiscal year ended September 30, 2016, the discount rate used to determine periodic service cost and interest cost components of the overall benefit costs was based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2015 benefit obligation matched with separate cash flows for each future year.  Prior to this change in method, the discount rate used to determine the periodic benefit costs for the years ending September 30, 2015 and 2014 was based on a single rate equivalent.

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends.  The projected benefit obligations in the United States as of September 30, 2016 and September 2015 was based on the SOA’s RP-2014 Mortality Tables Report projected back to 2006 using the SOA’s MP-2014 and projected forward using a custom projection scale based on MP-2014 with a 10-year convergence period and a long-term rate of 0.75%.  As of September 30, 2016 and September 30, 2015, mortality assumptions for the United Kingdom postretirement medical plan were based on the SAPS S2 “all” tables with a projected 1.5% annual improvement rate.

Assumed healthcare cost trend rates at September 30, were as follows:

	2016	2015
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2024

Healthcare costs have generally trended upward in recent years, sometimes by amounts greater than 5%.  Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Change In Health Care Cost Trend Rate
	1% increase	1% decrease
Effect on projected fiscal year 2017 service and interest cost	$126	$(110)
Effect on accumulated postretirement benefit obligation at September 30, 2016	3,415	(2,993)

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	2016	2015	2014
Service cost	$22	$30	$47
Interest cost	1,048	1,233	1,432
Amortization of:
Net (gains) losses	156	(73)	(200)
Net prior service benefit	(158)	(158)	(158)
Net periodic cost	$1,068	$1,032	$1,121

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits for the fiscal years ended September 30:

	Year Ended September 30,
	2016	2015
Changes in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$34,927	$29,225
Service cost	22	30
Interest cost	1,048	1,233
Premiums paid by plan participants	1,299	1,613
Net actuarial losses	1,912	6,705
Benefits paid	(3,503)	(3,848)
Foreign currency exchange rate changes	(75)	(31)
Accumulated postretirement benefit obligation at end of year	$35,630	$34,927
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$-	$-
Contributions by the Company	2,204	2,235
Premiums paid by plan participants	1,299	1,613
Benefits paid	(3,503)	(3,848)
Fair value of plan assets at end of year	$-	$-
Net underfunded status at end of year	$(35,630)	$(34,927)

The Company’s postretirement medical plan in the United Kingdom represents $467 of the total benefit obligation at September 30, 2016.  The Company paid $14 in medical benefits to participants of the United Kingdom postretirement medical plan in fiscal year 2016.

The following tables provide the amounts recognized in the statement of financial position and accumulated other comprehensive losses for the postretirement plans:

	Year Ended September 30,
	2016	2015
Amounts recognized in statement of financial position consist of:
Accrued liabilities	$(2,505)	$(2,481)
Other non-current liabilities	(33,125)	(32,446)
Funded status at end of year	$(35,630)	$(34,927)

Amounts recognized in accumulated other comprehensive losses consist of:
Unrecognized net prior service benefit	$(318)	$(477)
Unrecognized net losses	5,484	3,745
Total amounts recognized	5,166	3,268
Deferred taxes	(1,979)	(1,267)
Amounts recognized in accumulated other comprehensive losses	$3,187	$2,001

Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2016 or September 30, 2015.

The accumulated benefit obligations of the Company’s postretirement plans were $35,630  at September 30, 2016 and $34,927 at September 30, 2015.

The following table reconciles the changes in accumulated other comprehensive losses (earnings) for the other postretirement benefit plans:

	Year Ended September 30,
	2016	2015
Accumulated other comprehensive losses (earnings) at beginning of year	$3,268	$(3,666)
Net (gain) loss	1,912	6,705
Amortization of:
Net gains (losses)	(156)	73
Prior service benefit (cost)	158	158
Foreign currency exchange rate changes	(16)	(2)
Accumulated other comprehensive losses at end of year	$5,166	$3,268

Using foreign currency exchange rates as of September 30, 2016 and expected future service, it is anticipated that the future Company contributions to pay benefits, excluding participate contributions, will be as follows:

Year Ending September 30,
2017	$4,039
2018	4,066
2019	4,096
2020	4,080
2021	4,060
2022 – 2026	19,306

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Year Ended September 30,
	2016	2015	2014
Company contributions	$475	$600	$728

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

Note 18.  Stockholders’ equity

Common Stock

Holders of Woodward’s common stock are entitled to receive dividends when and as declared by Woodward’s Board of Directors and have the right to one vote per share on all matters requiring stockholder approval.

Dividends declared and paid during the 2016, 2015 and 2014 fiscal years were:

	Year Ended September 30,
	2016	2015	2014
Dividends declared and paid	$26,606	$24,646	$21,263
Dividend per share amount	0.43	0.38	0.32

Stock repurchase program

In the second quarter of fiscal year 2015, Woodward’s Board of Directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $300,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2018 (the “2015 Authorization”).

In the third quarter of fiscal year 2015, Woodward entered into an ASR Agreement with Goldman under which Woodward repurchased shares of its common stock for an aggregate purchase price of $125,000.  A total of 2,506 shares of common stock were repurchased pursuant to the ASR Agreement under the 2015 Authorization.

In the first quarter of fiscal year 2016, Woodward executed a 10b5-1 plan to repurchase up to $125,000 of its common stock for a period that ended on April 20, 2016.  During fiscal year 2016, Woodward purchased 2,635 shares of its common stock for $125,000 pursuant to the 10b5-1 plan under the 2015 Authorization.

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

Provisions governing outstanding stock option awards are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan provided that no further grants would be made after December 31, 2006.  The 2006 Plan, which was approved by stockholders and became effective January 25, 2006, expired in fiscal year 2016.  No further grants will be made under either the 2002 Plan or the 2006 Plan.  A proposal for a successor plan to the 2006 Plan will be submitted by the Company for stockholder approval at the January 25, 2017 Annual Stockholder Meeting.

Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2016	2015	2014
Employee stock-based compensation expense	$15,122	$14,255	$11,241

Stock options

Woodward’s 2006 Plan, which was approved by Woodward’s stockholders, provided for the grant of up to 7,410 shares of Woodward’s common stock, including in the form of stock options to its employees and directors.  Equity awards under the 2006 Plan include grants of stock options to Woodward employees and directors.  Woodward believes that these stock options align the interests of its employees and directors with those of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, a ten-year term, and generally a four-year vesting schedule at a rate of 25% per year.

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

	Year Ended September 30,
	2016			2015			2014
Expected term (years)	6.3	-	8.7	6.2	-	8.8	5.8	-	8.6
Estimated volatility	34.5%	-	35.1%	36.5%			38.5%
Estimated dividend yield	1.0%			0.7%			0.8%
Risk-free interest rate	1.7%	-	2.0%	2.0%	-	2.3%	1.7%	-	2.5%

The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2016	2015	2014
Weighted-average grant date fair value of options	$13.39	$17.02	$15.63

The following is a summary of the activity for stock option awards during the fiscal year ended September 30, 2016:

	Number	Weighted-Average Exercise Price
Balance at September 30, 2015	4,641	$32.28
Options granted	1,055	40.26
Options exercised	(732)	22.74
Options forfeited	(20)	42.75
Balance at September 30, 2016	4,944	35.35

Exercise prices of stock options outstanding as of September 30, 2016 range from $18.49 to $46.55.

Changes in non-vested stock options during the fiscal year ended September 30, 2016 were as follows:

	Number	Weighted-Average Grant Date Fair Value
Balance at September 30, 2015	1,724	$15.92
Options granted	1,055	13.39
Options vested	(684)	15.15
Options forfeited	(20)	15.08
Balance at September 30, 2016	2,075	14.90

Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2016 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,944	$35.35	6.1	$134,129
Options vested and exercisable	2,869	30.87	4.6	90,702
Options vested and expected to vest	4,856	35.23	6.0	132,321

Other information follows:

	Year Ended September 30,
	2016	2015	2014
Total fair value of stock options vested	$10,374	$9,656	$9,459
Total intrinsic value of options exercised	23,178	18,876	14,549
Cash received from exercises of stock options	15,892	8,400	9,772
Excess tax benefit realized from exercise of stock options	6,472	6,959	3,751

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

The shares of restricted stock were awarded to Mr. Gendron pursuant to a form restricted stock agreement approved by Woodward’s Compensation Committee (the “Committee”) of the Board of Directors.  The restricted stock agreement generally provides that: if the recipient of a restricted stock award is terminated from the Company for any reason other than death or disability during the restricted period, all shares of restricted stock will be immediately forfeited; if the recipient dies or becomes permanently disabled prior to the recipient’s termination and during the restricted period, all restrictions will lapse and the shares of restricted stock will fully vest immediately; similarly, in the event of a Change in Control (as defined in the form of restricted stock agreement) of the Company during the restricted period and prior to the recipient’s termination for any reason, all restrictions will lapse and the shares of restricted stock will fully vest immediately; during the restricted period, a recipient may exercise full voting rights with respect to the shares of restricted stock; dividends on the shares of restricted stock will accrue, but will not be paid, during the restricted period; and all dividends accrued during the restricted period will be paid upon any vesting of the shares of restricted stock, without payment of interest, provided that if the shares of restricted stock are forfeited for any reason, all accrued dividends will likewise be forfeited.  The form of restricted stock agreement also includes adjustment provisions in the event the Company engages in certain recapitalization or similar transactions or in the event of a change of law or regulation.  Upon vesting, shares become freely transferrable.

A summary of the activity for restricted stock awards in the fiscal year ended September 30, 2016 follows:

	Number	Fair Value per Share
Balance at September 30, 2015	24	$39.43
Shares granted	-	n/a
Shares vested	-	n/a
Shares forfeited	-	n/a
Balance at September 30, 2016	24	39.43

Woodward recognizes stock compensation expense on a straight-line basis over the requisite service period.  Pursuant to the form stock option agreements, the requisite service period can be less than the four-year vesting period due to grantee’s retirement eligibility.  As such, the recognition of stock-based compensation expense associated with some stock option grants can be accelerated to a period of less than four years, including immediate recognition of stock-based compensation on the date of grant.

At September 30, 2016, there was approximately $8,067 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan and the 2006 Plan (for which no further grants will be made under either plan).  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Note 19.  Commitments and contingencies

Woodward has entered into operating leases for certain facilities and equipment with terms in excess of one year under agreements that expire at various dates.  Some leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments.  Woodward has also entered into capital leases for equipment with terms in excess of one year under agreements that expire at various dates.  Future minimum payments required under these leases, excluding available option renewals, are as follows:

Year Ending September 30,	Operating Leases	Capital Leases
2017	$4,755	$404
2018	3,150	423
2019	2,175	444
2020	2,003	113
2021	1,899	-
Thereafter	1,630	-
Total	$15,612	$1,384

Rent expense for all operating leases totaled:

	Year Ended September 30,
	2016	2015	2014
Rent expense	$7,359	$7,299	$10,897

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

Year Ending September 30,
2017	$303,567
2018	14,642
2019	685
2020	639
2021	93
Thereafter	10
Total	$319,636

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

A summary of consolidated net sales and earnings by segment follows:

	Year Ended September 30,
	2016	2015	2014
Segment external net sales:
Aerospace	$1,233,176	$1,160,883	$1,084,025
Industrial	789,902	877,420	917,215
Total consolidated net sales	$2,023,078	$2,038,303	$2,001,240
Segment earnings:
Aerospace	$232,166	$187,747	$159,200
Industrial	82,237	126,641	134,278
Total segment earnings	314,403	314,388	293,478
Nonsegment expenses	(63,166)	(49,362)	(43,701)
Interest expense, net	(24,751)	(24,077)	(22,533)
Consolidated earnings before income taxes	$226,486	$240,949	$227,244

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	Year Ended September 30,
	2016	2015	2014
Segment assets:
Aerospace	$1,637,522	$1,566,421	$1,440,355
Industrial	705,169	653,848	610,345
Total segment assets	2,342,691	2,220,269	2,050,700
Unallocated corporate property, plant and equipment, net	89,988	85,834	72,992
Other unallocated assets	209,683	206,301	234,911
Consolidated total assets	$2,642,362	$2,512,404	$2,358,603

Segment depreciation and amortization:
Aerospace	$40,825	$46,488	$46,895
Industrial	20,412	20,768	22,672
Total segment depreciation and amortization	61,237	67,256	69,567
Unallocated corporate amounts	7,799	7,979	7,786
Consolidated depreciation and amortization	$69,036	$75,235	$77,353

Segment capital expenditures:
Aerospace	$90,749	$150,021	$134,307
Industrial	62,065	113,292	55,780
Total segment capital expenditures	152,814	263,313	190,087
Unallocated corporate amounts	22,878	23,299	17,019
Consolidated capital expenditures	$175,692	$286,612	$207,106

Sales to General Electric were made by both of Woodward’s reportable segments and totaled approximately 17% of net sales in fiscal year 2016, 18% of net sales in fiscal year 2015, and 15% of net sales in fiscal year 2014.  Accounts receivable from General Electric totaled approximately 14% of accounts receivable at September 30, 2016 and 15% of accounts receivable at September 30, 2015.

U.S. Government related sales from Woodward’s reportable segments were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Total U.S. Government Related Sales
Year ended September 30, 2016
Aerospace	$103,026	$310,952	$413,978
Industrial	6,550	9,845	16,395
Total net external sales	$109,576	$320,797	$430,373
Percentage of total net sales	5%	16%	21%

Year ended September 30, 2015
Aerospace	$92,322	$258,391	$350,713
Industrial	4,836	8,839	13,675
Total net external sales	$97,158	$267,230	$364,388
Percentage of total net sales	5%	13%	18%

Year ended September 30, 2014
Aerospace	$76,982	$254,806	$331,788
Industrial	2,517	5,588	8,105
Total net external sales	$79,499	$260,394	$339,893
Percentage of total net sales	4%	13%	17%

Accounts receivable from the U.S. Government totaled approximately 2% of accounts receivable at September 30, 2016 and 3% of accounts receivable at September 30, 2015.

The customers who account for approximately 10% or more of sales to each of Woodward’s reportable segments for the fiscal year ended September 30, 2016 follow:

Customer
Aerospace	Boeing, United Technologies
Industrial	General Electric

Net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

	Year Ended September 30,
	2016	2015	2014
United States	$1,118,833	$1,054,895	$1,025,149
Europe (1)	537,901	569,322	519,721
Asia	228,683	241,875	299,755
Other countries	137,661	172,211	156,615
Consolidated net sales	$2,023,078	$2,038,303	$2,001,240

(1)

As a percentage of consolidated net sales, net sales to customers in Germany accounted for 10% for the year ended September 30, 2016, 10% for the year ended September 30, 2015 and 9% for the year ended September 30, 2014.

Property, plant, and equipment, net by geographical area, as determined by the physical location of the assets, were as follows:

	At September 30,
	2016	2015
United States	$826,225	$704,686
Germany	24,468	25,634
Other countries	25,657	25,780
Consolidated property, plant and equipment, net	$876,350	$756,100

Note 21.  Supplemental quarterly financial data (Unaudited)

Quarterly results for the fiscal years ended September 30, 2016 and September 30, 2015 follow:

	2016 Fiscal Quarters
	First (1)	Second	Third	Fourth
Net sales	$445,110	$479,382	$507,664	$590,922
Gross margin (2)	111,733	133,243	136,942	165,620
Earnings before income taxes	27,956	54,366	63,408	80,756
Net earnings	25,820	40,824	51,047	63,147
Earnings per share
Basic earnings per share	0.41	0.66	0.83	1.03
Diluted earnings per share	0.40	0.65	0.81	0.99
Cash dividends per share	0.10	0.11	0.11	0.11

	2015 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$487,646	$493,222	$494,810	$562,625
Gross margin (2)	143,886	137,620	143,389	159,690
Earnings before income taxes	57,072	57,591	57,559	68,727
Net earnings	43,784	43,855	43,753	50,060
Earnings per share
Basic earnings per share	0.67	0.67	0.68	0.79
Diluted earnings per share	0.66	0.66	0.66	0.77
Cash dividends per share	0.08	0.10	0.10	0.10

Notes:

1.

Results for the first quarter of fiscal year 2016 include special charges totaling approximately $16,100 related to Woodward's efforts to consolidate facilities, reduce costs and address current market conditions.

2.	Gross margin represents net sales less cost of goods sold excluding amortization expense.

Quarterly results by segment for the fiscal years ended September 30, 2016 and September 30, 2015 follow:

	2016 Fiscal Quarters
	First	Second	Third	Fourth
Segment external net sales:
Aerospace	$268,599	$290,690	$308,582	$365,305
Industrial	176,511	188,692	199,082	225,617
Total	$445,110	$479,382	$507,664	$590,922
Segment earnings:
Aerospace	$43,486	$50,578	$57,726	$80,376
Industrial	21,551	19,469	21,963	19,254
Total	$65,037	$70,047	$79,689	$99,630
Earnings reconciliation:
Total segment earnings	$65,037	$70,047	$79,689	$99,630
Nonsegment expenses (1)	(30,620)	(9,888)	(10,369)	(12,289)
Interest expense, net	(6,461)	(5,793)	(5,912)	(6,585)
Consolidated earnings before income taxes	$27,956	$54,366	$63,408	$80,756

	2015 Fiscal Quarters
	First	Second	Third	Fourth
Segment external net sales:
Aerospace	$255,770	$281,426	$288,480	$335,207
Industrial	231,876	211,796	206,330	227,418
Total	$487,646	$493,222	$494,810	$562,625
Segment earnings:
Aerospace	$35,793	$45,628	$46,362	$59,964
Industrial	39,268	27,224	30,619	29,530
Total	$75,061	$72,852	$76,981	$89,494
Earnings reconciliation:
Total segment earnings	$75,061	$72,852	$76,981	$89,494
Nonsegment expenses	(12,167)	(10,153)	(13,564)	(13,478)
Interest expense, net	(5,822)	(5,108)	(5,858)	(7,289)
Consolidated earnings before income taxes	$57,072	$57,591	$57,559	$68,727

Notes:

1.

The results for Nonsegement expenses for the first quarter of fiscal year 2016 include special charges totaling approximately $16,100 related to Woodward's efforts to consolidate facilities, reduce costs and address current market conditions.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and, based on that evaluation, have concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016, the end of the Company’s most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2016, as stated in their report included in “Item 9A. – Controls and Procedures.”

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

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Woodward, Inc.
Fort Collins, Colorado

We have audited the internal control over financial reporting of Woodward, Inc. and subsidiaries (the "Company") as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2016 of the Company and our report dated November 16, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
November 16, 2016

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees – Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held January 25, 2017 and is incorporated herein by reference.  There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Item 11.Executive Compensation

Information regarding executive compensation is under the captions “Board Meetings and Committees – Director Compensation,” “Board Meetings and Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Compensation Discussion and Analysis,” “Executive Compensation” and “Board Meetings and Committees – Compensation Committee – Risk Assessment” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2017, and is incorporated herein by reference, except the section captioned “Compensation Committee Report on Compensation Discussion and Analysis” is hereby “furnished” and not “filed” with this Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is under the tables captioned “Stock Ownership of Management,” “Persons Owning More Than Five Percent of Woodward Stock,” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2017, and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information set forth under “Board Meetings and Committees – Related Person Transaction Policies and Procedures,” “Board of Directors” and “Audit Committee Report to Stockholders” in our Proxy Statement for the Annual Meeting of the Stockholders to be held January 25, 2017 is incorporated herein by reference except the section captioned “Audit Committee Report” is hereby “furnished” and not “filed” with this Form 10-K.

Item 14.Principal Accountant Fees and Services

Information regarding principal accountant fees and services is under the captions “Audit Committee Report to Stockholders – Audit Committee’s Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm” and “Audit Committee Report to Stockholders – Fees Paid to Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2017, and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

			Page Number in Form 10-K
(a)	(1)	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	50
		Consolidated Statements of Earnings for the fiscal years ended September 30, 2016, 2015, and 2014	51
		Consolidated Statements of Comprehensive Earnings for the fiscal years ended September 30, 2016, 2015, and 2014	52
		Consolidated Balance Sheets at September 30, 2016 and 2015	53
		Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2016, 2015, and 2014	54
		Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2016, 2015, and 2014	55
		Notes to Consolidated Financial Statements	56

(a)	(2)	Consolidated Financial Statement Schedule:
		Valuation and Qualifying Accounts	110

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a)	(3)	Exhibits Filed as Part of This Report:
‡	3.1	Restated Certificate of Incorporation, as amended October 3, 2007, filed as Exhibit 3(i)(a) to Annual Report on Form 10-K filed November 20, 2008
‡	3.2	Bylaws of Woodward, Inc., as amended and restated on November 10, 2015, filed as Exhibit 3.2 to Annual Report on Form 10-K filed November 12, 2015
‡	3.3	Certificate of Amendment of Certificate of Incorporation, dated January 23, 2008, filed as Exhibit 3(i)(b) to Annual Report on Form 10-K filed November 20, 2008
‡	3.4	Certificate of Amendment of the Restated Certificate of Incorporation, dated January 26, 2011, filed as Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2011
†‡	10.1	Long-Term Management Incentive Compensation Plan, filed as Exhibit 10(c) to Annual Report on Form 10-K filed December 22, 2000
*†‡	10.2	Summary Description of the Woodward Variable Incentive Plan
†‡	10.3	2002 Stock Option Plan, effective January 1, 2002, filed as Exhibit 10(iii) to Quarterly Report on Form 10-Q filed May 9, 2002
†‡	10.4	Form of Outside Director Stock Purchase Agreement with James L. Rulseh, filed as Exhibit 10(j) to Annual Report on Form 10-K filed December 9, 2002
†‡	10.5	2006 Omnibus Incentive Plan, effective January 25, 2006, filed as Exhibit 4.1 to Registration Statement on Form S-8 filed April 28, 2006

†‡	10.6	Amendment No. 1 to the Woodward, Inc. 2006 Omnibus Incentive Plan, effective as of January 26, 2011, filed as Exhibit 10.10 to Annual Report on Form 10-K filed November 16, 2011
†‡	10.7	Material Definitive Agreement with A. Christopher Fawzy, filed as Exhibit 10.12 to Quarterly Report on Form 10-Q filed July 25, 2007
†‡	10.8	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Current Report on Form 8-K filed November 21, 2007
†‡	10.9	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.12 to Annual Report on Form 10-K filed November 15, 2012
†‡	10.10	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.13 to Annual Report on Form 10-K filed November 14, 2013
†‡	10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed January 22, 2014
‡	10.12

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

‡	10.19	Note Purchase Agreement, dated October 1, 2013, by and among the Company and the purchasers named therein, filed as Exhibit 10.1 to Current Report on Form 8-K filed October 4, 2013
*‡	10.20	Note Purchase Agreement, dated September 23, 2016, by and among the Company and the purchasers named therein
*‡	10.21	Note Purchase Agreement, dated September 23, 2016, by and among Woodward International Holding B.V. and the purchasers named therein
‡	10.22

Asset Purchase Agreement, dated as of December 27, 2012, by and among the Company, Woodward HRT, Inc. GE Aviation Systems LLC and General Electric Company, filed as Exhibit 10.1 to Current Report on Form 8-K filed December 28, 2012

†‡	10.23

Form of Change in Control Agreement for the Company’s principal executive officer and other executive officers other than the Company’s principal financial officer, filed as Exhibit 10.25 to Annual Report on Form 10-K filed November 12, 2014

†‡	10.24	Form of Change in Control Agreement for the Company’s principal financial officer, filed as Exhibit 10.26 to Annual Report on Form 10-K filed November 12, 2014
†‡	10.25	Executive Benefit Plan, as amended and restated as of September 18, 2013, filed as Exhibit 10.31 to Annual Report on Form 10-K filed November 14, 2013
†‡	10.26	James D. Rudolph Promotion Letter, dated February 10, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 27, 2011
†‡	10.27	Mr. Martin V. Glass employment letter, dated April 27, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 26, 2011
†‡	10.28	Sagar Patel employment letter, dated June 17, 2011, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed July 26, 2011
†‡	10.29	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2016, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 9, 2016
‡	10.30	Purchase and Sale Agreement between Woodward, Inc. and General Electric Company dated January 4, 2016 filed as Exhibit 2.1 to Current Report on Form 8-K filed January 8, 2016
‡	10.31	Amended and Restated Limited Liability Company Agreement of Convergence Fuel Systems, LLC, dated January 4, 2016 filed as Exhibit 10.1 to Current Report on Form 8-K filed January 8, 2016
‡	10.32	Accelerated Share Repurchase (ASR) Master Confirmation Agreement dated June 2, 2015, filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed July 20, 2015
‡	10.33	Accelerated Share Repurchase (ASR) Supplemental Confirmation Agreement dated June 2, 2015, filed as Exhibit 10.4 to Quarterly Report on Form 10-Q filed July 20, 2015
*	21.1	Subsidiaries
*	23.1	Consent of Independent Registered Public Accounting Firm
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

† ‡	Management contract or compensatory plan or arrangement. Incorporated by reference as an exhibit to this Report (file number 000-08408, unless otherwise indicated).
*	Filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: November 16, 2016	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 16, 2016	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John D. Cohn	Director	November 16, 2016
John D. Cohn
/s/ Paul Donovan	Director	November 16, 2016
Paul Donovan
/s/ Thomas A. Gendron	Chairman of the Board	November 16, 2016
Thomas A. Gendron	and Director
/s/ John A. Halbrook	Director	November 16, 2016
John A. Halbrook
/s/ Mary L. Petrovich	Director	November 16, 2016
Mary L. Petrovich
/s/ Larry E. Rittenberg	Director	November 16, 2016
Larry E. Rittenberg
/s/ James R. Rulseh	Director	November 16, 2016
James R. Rulseh
/s/ Ronald M. Sega	Director	November 16, 2016
Ronald M. Sega
/s/ Gregg C. Sengstack	Director	November 16, 2016
Gregg C. Sengstack
/s/ Jonathan W. Thayer	Director	November 16, 2016
Jonathan W. Thayer

WOODWARD, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2016, 2015, and 2014

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Year
Fiscal year 2016
Allowance for uncollectible accounts	$3,841	$255	$233	$(1,789)	$2,540
Deferred tax asset valuation allowance	6,804	53	-	(3,540)	3,317
Fiscal year 2015
Allowance for uncollectible accounts	7,078	364	487	(4,088)	3,841
Deferred tax asset valuation allowance	9,486	209	-	(2,891)	6,804
Fiscal year 2014
Allowance for uncollectible accounts	8,872	1,283	916	(3,993)	7,078
Deferred tax asset valuation allowance	11,783	271	-	(2,568)	9,486

Notes:

(a)	Includes recoveries of accounts previously written off.

(b)

Represents accounts receivable written off against the allowance for collectible accounts and releases of valuation reserves to income tax expense.  Also included are foreign currency exchange rate adjustments.  Currency translation adjustments resulted in an increase in the reserves of $77 in fiscal year 2016, a decrease in the reserve of $934 in fiscal year 2015, and a decrease in the reserve of $704 in fiscal year 2014.