Form 10-Q
period 2016-12-31
Woodward, Inc.
filed 2017-01-25
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Yes ☐ No ☒

As of January 23, 2017,  61,439,846 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended
	December 31,
	2016	2015

Net sales	$442,894	$445,110
Costs and expenses:
Cost of goods sold	327,194	333,377
Selling, general and administrative expenses	33,796	40,782
Research and development costs	26,540	31,597
Amortization of intangible assets	6,458	6,946
Interest expense	6,840	6,908
Interest income	(405)	(447)
Other (income) expense, net (Note 15)	(4,588)	(2,009)
Total costs and expenses	395,835	417,154
Earnings before income taxes	47,059	27,956
Income tax expense	511	2,136
Net earnings	$46,548	$25,820

Earnings per share (Note 3):
Basic earnings per share	$0.76	$0.41
Diluted earnings per share	$0.73	$0.40

Weighted Average Common Shares Outstanding (Note 3):
Basic	61,559	63,054
Diluted	63,671	64,452
Cash dividends per share paid to Woodward common stockholders	$0.11	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended
	December 31,
	2016	2015

Net earnings	$46,548	$25,820

Other comprehensive earnings:
Foreign currency translation adjustments	(18,635)	(10,254)
Gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 6)	3,830	862
Taxes on changes in foreign currency translation adjustments	(306)	306
Foreign currency translation and transactions adjustments, net of tax	(15,111)	(9,086)

Reclassification of net realized (gains) losses on derivatives to earnings (Note 6)	(18)	29
Taxes on changes in derivative transactions	7	(11)
Derivative adjustments, net of tax	(11)	18

Amortization of:
Net prior service cost	56	56
Net loss	641	427
Foreign currency exchange rate changes on minimum retirement benefit liabilities	1,255	284
Taxes on changes in minimum retirement liability adjustments, net of foreign currency exchange rate changes	(693)	(286)
Pension and other postretirement benefit plan adjustments, net of tax	1,259	481
Total comprehensive earnings	$32,685	$17,233

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$80,885	$81,090
Accounts receivable, less allowance for uncollectible amounts of $2,641 and $2,540, respectively	252,761	343,768
Inventories	493,764	461,683
Income taxes receivable	23,129	20,358
Other current assets	34,257	37,525
Total current assets	884,796	944,424
Property, plant and equipment, net	877,077	876,350
Goodwill	553,300	555,684
Intangible assets, net	190,933	197,650
Deferred income tax assets	18,963	20,194
Other assets	51,146	48,060
Total assets	$2,576,215	$2,642,362
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$150,000	$150,000
Accounts payable	149,280	169,439
Income taxes payable	1,374	4,547
Accrued liabilities	115,823	156,627
Total current liabilities	416,477	480,613
Long-term debt, less current portion	569,878	577,153
Deferred income tax liabilities	9,063	3,777
Other liabilities	358,429	368,224
Total liabilities	1,353,847	1,429,767
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	142,664	141,570
Accumulated other comprehensive losses	(79,568)	(65,705)
Deferred compensation	6,889	5,089
Retained earnings	1,689,275	1,649,506
	1,759,366	1,730,566
Treasury stock at cost, 11,559 shares and 11,374 shares, respectively	(530,109)	(512,882)
Treasury stock held for deferred compensation, at cost, 183 shares and 157 shares, respectively	(6,889)	(5,089)
Total stockholders' equity	1,222,368	1,212,595
Total liabilities and stockholders' equity	$2,576,215	$2,642,362

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$46,548	$25,820
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,913	17,062
Net gain on sales of assets	(3,699)	(1,602)
Stock-based compensation	1,261	8,451
Deferred income taxes	4,777	9,768
(Gain) loss on derivatives reclassified from accumulated comprehensive earnings into earnings	(18)	29
Changes in operating assets and liabilities:
Accounts receivable	87,615	74,717
Inventories	(37,632)	(25,091)
Accounts payable and accrued liabilities	(54,563)	(56,816)
Current income taxes	(5,731)	(10,517)
Retirement benefit obligations	(897)	(874)
Other	(4,223)	(3,587)
Net cash provided by operating activities	52,351	37,360
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(21,058)	(33,131)
Net proceeds from sale of assets	3,682	1,852
Proceeds from sales of short-term investments	758	-
Net cash used in investing activities	(16,618)	(31,279)
Cash flows from financing activities:
Cash dividends paid	(6,779)	(6,321)
Proceeds from sales of treasury stock	4,843	1,252
Payments for repurchases of common stock	(24,004)	(30,712)
Borrowings on revolving lines of credit and short-term borrowings	316,650	220,000
Payments on revolving lines of credit and short-term borrowings	(312,800)	(135,598)
Payments of long-term debt and capital lease obligations	(102)	(50,000)
Net cash used in financing activities	(22,192)	(1,379)
Effect of exchange rate changes on cash and cash equivalents	(13,746)	(2,482)
Net change in cash and cash equivalents	(205)	2,220
Cash and cash equivalents at beginning of year	81,090	82,202
Cash and cash equivalents at end of period	$80,885	$84,422

See accompanying No

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2015	-	72,960	(9,763)	(173)	$106	$131,231	$(21,610)	$166	$(30,014)	$(51,458)	$4,322	$1,495,274	$(422,049)	$(4,322)	$1,153,104
Net earnings	-	-	-	-	-	-	-	-	-	-	-	25,820	-	-	25,820
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(9,086)	18	481	(8,587)	-	-	-	-	(8,587)
Cash dividends paid ($0.10 per share)	-	-	-	-	-	-	-	-	-	-	-	(6,321)	-	-	(6,321)
Purchases of treasury stock	-	-	(624)	-	-	-	-	-	-	-	-	-	(30,712)	-	(30,712)
Sales of treasury stock	-	-	49	-	-	(406)	-	-	-	-	-	-	1,658	-	1,252
Stock-based compensation	-	-	-	-	-	8,451	-	-	-	-	-	-	-	-	8,451
Purchases of stock by deferred compensation plan	-	-	-	(21)	-	-	-	-	-	-	1,027	-	-	(1,027)	-
Distribution of stock from deferred compensation plan	-	-	-	(1)	-	-	-	-	-	-	(4)	-	-	4	-
Balances as of December 31, 2015	-	72,960	(10,338)	(195)	$106	$139,276	$(30,696)	$184	$(29,533)	$(60,045)	$5,345	$1,514,773	$(451,103)	$(5,345)	$1,143,007

Balances as of October 1, 2016	-	72,960	(11,374)	(157)	$106	$141,570	$(25,971)	$179	$(39,913)	$(65,705)	$5,089	$1,649,506	$(512,882)	$(5,089)	$1,212,595
Net earnings	-	-	-	-	-	-	-	-	-	-	-	46,548	-	-	46,548
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(15,111)	(11)	1,259	(13,863)	-	-	-	-	(13,863)
Cash dividends paid ($0.11 per share)	-	-	-	-	-	-	-	-	-	-	-	(6,779)	-	-	(6,779)
Purchases of treasury stock	-	-	(350)	-	-	-	-	-	-	-	-	-	(24,004)	-	(24,004)
Sales of treasury stock	-	-	139	-	-	(907)	-	-	-	-	-	-	5,750	-	4,843
Common shares issued from treasury stock to settle employee liabilities	-	-	26	(26)	-	740	-	-	-	-	1,767	-	1,027	(1,767)	1,767
Stock-based compensation	-	-	-	-	-	1,261	-	-	-	-	-	-	-	-	1,261
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	-	-	-	-	-	-	-	37	-	-	(37)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(4)	-	-	4	-
Balances as of December 31, 2016	-	72,960	(11,559)	(183)	$106	$142,664	$(41,082)	$168	$(38,654)	$(79,568)	$6,889	$1,689,275	$(530,109)	$(6,889)	$1,222,368

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2016 and for the three-months ended December 31, 2016 and December 31, 2015, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2016, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three-months ended December 31, 2016 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements included herein.  Significant estimates in these Condensed Consolidated Financial Statements include allowances for uncollectible amounts, net realizable value of inventories, customer rebates earned and payable, warranty reserves, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, the provision for income tax and related valuation reserves, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees and board members, and contingencies.  Actual results could vary from Woodward’s estimates.

Note 2.  New accounting standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.”  ASU 2016-16 eliminates the current U.S. GAAP exception deferring the tax effects of intercompany asset transfers (other than inventory) until the transferred asset is sold to a third party or otherwise recovered through use.  After adoption of ASU 2016-16, Woodward will recognize the tax consequences of intercompany asset transfers in the buyer’s and seller’s tax jurisdictions when the transfer occurs, even though the pre-tax effects of these transactions are eliminated in consolidation.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the year of adoption.  Early adoption is allowed only in the first quarter of fiscal year 2017 or the first quarter of fiscal year 2018.  Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption.  Woodward is currently assessing the impact this guidance may have on its Condensed Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The purpose of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within the year of adoption.  In transition, Woodward will be required to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach; therefore, Woodward anticipates restating its Consolidated Financial Statements for the two fiscal years prior to the year of adoption.  Early adoption is permitted.  Woodward has not determined in which period it will adopt the new guidance and is currently assessing the impact this guidance may have on its Consolidated Financial Statements, including which of its existing operating leases will be impacted by the new guidance.  Rent expense for all operating leases in fiscal year 2016, none of which was recognized on the balance sheet, was $7,359.  As of September 30, 2016, future minimum rental payments required under operating leases, none of which were recognized on the balance sheet, were $15,612.

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

Woodward is currently assessing the impact that the future adoption of ASC 606 may have on its Consolidated Financial Statements by analyzing its current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606.  Based on Woodward’s preliminary review of its customer contracts, Woodward expects that revenue on the majority of its customer contracts will continue to be recognized at a point in time, generally upon shipment of products, consistent with Woodward’s current revenue recognition model.  Upon adoption of ASC 606, however, Woodward also believes some of its revenues from sales of products and services to customers will be recognized over time, rather than at a point in time,  due to the terms of certain customer contracts.   Related to recognizing some revenue over time, inventory levels and accounts receivable balances will be impacted.   As such, Woodward believes the adoption of ASC 606 may have an impact on both the timing of revenue recognition and various line items within the Consolidated Balance Sheet.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended
	December 31,
	2016	2015
Numerator:
Net earnings	$46,548	$25,820
Denominator:
Basic shares outstanding	61,559	63,054
Dilutive effect of stock options and restricted stock	2,112	1,398
Diluted shares outstanding	63,671	64,452
Income per common share:
Basic earnings per share	$0.76	$0.41
Diluted earnings per share	$0.73	$0.40

There were no stock option grants outstanding during the three-months ended December 31, 2016 or 2015 that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended
	December 31,
	2016	2015
Weighted-average treasury stock shares held for deferred compensation obligations	170	184

Note 4. Joint venture

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

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded the $250,000 consideration received from GE, in January of 2016, for its purchase of a 50% equity interest in the JV as deferred income.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  Unamortized deferred income realized upon the JV formation included accrued liabilities of $6,452 as of December 31, 2016 and $6,552 as of September 30, 2016, and other liabilities of $236,791 as of December 31, 2016 and $238,187 as of September 30, 2016.  Amortization of the deferred income recognized as an increase to sales was $1,496 for the three-months ended December 31, 2016.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  The JV is a related party to

Woodward.  Other income includes $684 for the three-months ended December 31, 2016 related to Woodward’s equity interest in the earnings of the JV.  During the three-months ended December 31, 2016, Woodward received no cash distributions from the JV.  Woodward’s net investment in the JV, which is included in other assets, was $6,888 as of December  31, 2016.

During the three-months ended December 31, 2016, Woodward’s  net sales include $15,302 of sales to the JV and a reduction to sales of $5,403 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers.  The Condensed Consolidated Balance Sheets,  included “Accounts receivable” of $5,145 at  December 31, 2016 and $5,326 at September 30, 2016 related to amounts the JV owed Woodward, and included “Accounts payable” of $5,012 at December 31, 2016 and $3,926 at September 30, 2016 related to amounts Woodward owed the JV.

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

Level 3: Inputs that reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the valuation of the instruments.

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of December 31, 2016 or September 30, 2016.

	At December 31, 2016				At September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$71,894	$-	$-	$71,894	$80,959	$-	$-	$80,959
Investments in money market funds	-	-	-	-	48	-	-	48
Investments in reverse repurchase agreements	313	-	-	313	83	-	-	83
Investments in term deposits with foreign banks	8,678	-	-	8,678	7,136	-	-	7,136
Equity securities	14,603	-	-	14,603	12,491	-	-	12,491
Total financial assets	$95,488	$-	$-	$95,488	$100,717	$-	$-	$100,717

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

Investments in term deposits with foreign banks: Woodward’s foreign subsidiaries sometimes invest excess cash in various highly liquid financial instruments that Woodward believes are with creditworthy financial institutions.  Such investments are reported in “Cash and cash equivalents” at fair value, with realized gains from interest income recognized in earnings.  The carrying value of Woodward’s investments in term deposits with foreign banks are considered equal to the fair value given the highly liquid nature of the investments.

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

Accounts receivable, accounts payable, the current portion of long-term debt, and short-term debt are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2016		At September 30, 2016
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$16,201	$15,229	$17,501	$15,849
Investments in short-term time deposits	2	4,065	4,084	4,882	4,918
Liabilities:
Short-term borrowings	2	(150,000)	(150,000)	(150,000)	(150,000)
Long-term debt, excluding current portion	2	$(590,556)	$(571,852)	$(617,857)	$(579,244)

In fiscal years 2014 and 2013, Woodward received long-term notes from municipalities within the states of Illinois and Colorado in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.9% at December 31, 2016 and 2.2% at September 30, 2016.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This is determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the short-term time deposits was 6.6% at December 31, 2016 and 6.9% at September 30, 2016.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.4% at December 31, 2016 and 1.9% at September 30, 2016.

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

Woodward did not enter into any derivatives or hedging transactions during the three-months ended December 31, 2016.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive (losses) earnings (“accumulated OCI”), were net gains of $272 as of December 31, 2016 and $290 as of September 30, 2016.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Condensed Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended December 31,
	2016	2015
Amount of (income) expense recognized in earnings on derivative	$(18)	$29
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-
Amount of (gain) loss reclassified from accumulated OCI into earnings	(18)	29

Based on the carrying value of the realized but unrecognized gains on terminated derivative instruments designated as cash flow hedges as of December 31, 2016, Woodward expects to reclassify $72 of net unrecognized gains on terminated derivative instruments from accumulated other comprehensive (losses) earnings to earnings during the next twelve months.

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreements”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026.  Woodward designated the €40,000 Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  A foreign exchange gain on the Series M Notes of $2,814 for the three-months ended December 31, 2016 is included in foreign currency translation adjustments within total comprehensive (losses) earnings.

In June 2015, Woodward designated an intercompany loan of 160,000 Renminbi (“RMB”) between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Unrealized foreign exchange gains on the loan of $862 is included in foreign currency translation adjustments within total comprehensive earnings for the three-months ended December 31, 2015.  In June 2016, the intercompany loan was repaid.

In July 2016, Woodward designated a new intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Unrealized foreign exchange gains on the loan of $1,016 for the three-months ended December  31, 2016 are included in foreign currency translation adjustments within total comprehensive (losses) earnings.

Note 7.  Supplemental statement of cash flows information

	Three-Months Ended December 31,
	2016	2015
Interest paid, net of amounts capitalized	$10,317	$14,878
Income taxes paid	6,047	3,667
Income tax refunds received	59	913
Non-cash activities:
Purchases of property, plant and equipment on account	6,130	26,666
Common shares issued from treasury to settle employee liabilities	1,767	-

Note 8.  Inventories

	December 31,	September 30,
	2016	2016
Raw materials	$58,064	$54,246
Work in progress	111,908	109,756
Component parts (1)	269,456	249,307
Finished goods	54,336	48,374
	$493,764	$461,683
(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 9.  Property, plant, and equipment

	December 31,	September 30,
	2016	2016
Land and land improvements	$87,294	$87,696
Buildings and building improvements	525,710	527,704
Leasehold improvements	14,662	15,213
Machinery and production equipment	481,041	484,315
Computer equipment and software	122,418	117,984
Office furniture and equipment	29,133	29,344
Other	19,121	18,969
Construction in progress	92,516	88,909
	1,371,895	1,370,134
Less accumulated depreciation	(494,818)	(493,784)
Property, plant, and equipment, net	$877,077	$876,350

Included in “Office furniture and equipment” and “Other” is $1,653 at December 31, 2016 and September 30, 2016, of gross assets acquired on capital leases, and accumulated depreciation included $425 at December 31, 2016 and $322 at September 30, 2016 of amortization associated with the capital lease assets.

In fiscal year 2015, Woodward completed and placed into service a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and has occupied the new facility in anticipation of beginning serial production of new narrow-body product lines beginning in fiscal year 2017 for its Aerospace segment.  This campus is intended to support Woodward’s expected growth in its Aerospace segment over the next ten years and beyond, required as a result of Woodward being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  Included in “Construction in progress” are costs of $34,207 at December  31, 2016 and $26,741 at September 30, 2016 associated with new equipment purchases for the second campus.

For the three-months ended December 31, 2016 and 2015, Woodward had depreciation expense as follows:

	Three-Months Ended
	December 31,
	2016	2015
Depreciation expense	$12,455	$10,116

For the three-months ended December 31, 2016 and 2015, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended
	December 31,
	2016	2015
Capitalized interest	$472	$1,873

Note 10.  Goodwill

	September 30, 2016	Effects of Foreign Currency Translation	December 31, 2016
Aerospace	$455,423	$-	$455,423
Industrial	100,261	(2,384)	97,877
Consolidated	$555,684	$(2,384)	$553,300

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

The results of Woodward’s goodwill impairment tests performed as of July 31, 2016 did not indicate impairment of any of Woodward’s reporting units.

Note 11.  Intangible assets, net

	December 31, 2016			September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(138,408)	$143,817	$282,225	$(134,158)	$148,067
Industrial	40,693	(33,530)	7,163	40,969	(33,509)	7,460
Total	$322,918	$(171,938)	$150,980	$323,194	$(167,667)	$155,527

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,156	(17,734)	1,422	19,435	(17,876)	1,559
Total	$19,156	$(17,734)	$1,422	$19,435	$(17,876)	$1,559

Process technology:
Aerospace	$76,605	$(44,703)	$31,902	$76,605	$(43,229)	$33,376
Industrial	22,596	(16,344)	6,252	22,965	(16,200)	6,765
Total	$99,201	$(61,047)	$38,154	$99,570	$(59,429)	$40,141

Other intangibles:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	1,168	(791)	377	1,246	(823)	423
Total	$1,168	$(791)	$377	$1,246	$(823)	$423

Total intangibles:
Aerospace	$358,830	$(183,111)	$175,719	$358,830	$(177,387)	$181,443
Industrial	83,613	(68,399)	15,214	84,615	(68,408)	16,207
Consolidated Total	$442,443	$(251,510)	$190,933	$443,445	$(245,795)	$197,650

For the three-months ended December 31, 2016 and 2015, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended
	December 31,
	2016	2015
Amortization expense	$6,458	$6,946

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2017 (remaining)	$19,279
2018	24,907
2019	23,071
2020	20,332
2021	18,393
Thereafter	84,951
$190,933

Note 12.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $160,550 in principal amount of borrowings outstanding as of December 31, 2016, at an effective interest rate of 1.66% and $156,700 in principal amount of borrowings outstanding as of September 30, 2016, at an effective interest rate of 1.77%.   As of December 31, 2016, $150,000 of the borrowings under the Revolving Credit Agreement were classified as short-term based on Woodward’s intent and ability to pay this amount in the next twelve months.

Short-term borrowings

As of December 31, 2016,  a Chinese subsidiary of Woodward has a local uncommitted credit facility with the Hong Kong and Shanghai Banking Company under which it has the ability to borrow up to either $22,700, or the local currency equivalent of $22,700, up to the amount of a parent guarantee from Woodward.  The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 15% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at December 31, 2016 and September 30, 2016.

As of December 31, 2016, the Brazilian subsidiary of Woodward had a local uncommitted credit facility with the Banco J.P. Morgan S.A. under which it had the ability to borrow up to 52,000 Brazilian Real. Any cash borrowings under the local Brazilian credit facility are secured by a parent guarantee from Woodward.  The Brazilian subsidiary may utilize the local facility to support its operating cash needs.  Local currency borrowings on the Brazilian credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 1.75%.  On January 5, 2017, the Brazilian subsidiary of Woodward entered into an amendment to the original credit facility to extend the maturity date until July 14, 2017 and decrease the maximum borrowing capacity to 1,000 Brazilian Real.  The Brazilian subsidiary had no outstanding cash borrowings against the local credit facility at December 31, 2016 and September 30, 2016.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of December 31, 2016 and September 30, 2016 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt

	December 31,	September 30,
	2016	2016
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020, unsecured	$160,550	$156,700
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 2026; unsecured	42,076	44,886
Series N notes – 1.31% due September 2028; unsecured	80,995	86,406
Series O notes – 1.57% due September 2031; unsecured	45,231	48,252
Total debt	721,852	729,244
Less: Current portion of long-term debt	(150,000)	(150,000)
Unamortized debt issuance costs	(1,974)	(2,091)
Long-term debt, less current portion	$569,878	$577,153

The Notes

In October 2008, Woodward entered into a note purchase agreement relating to the Series D Notes (the “2008 Notes”).  In April 2009, Woodward entered into a note purchase agreement relating to the Series F Notes (the “2009 Notes”).

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

On September 23, 2016, Woodward and the BV Subsidiary each entered into note purchase agreements relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes (the “Series M Notes”).  The BV Subsidiary issued (a) €77,000 aggregate principal amount of the BV Subsidiary’s Series N Senior Notes (the “Series N Notes”) and (b) €43,000 aggregate principal amount of the BV Subsidiary’s Series O Senior Notes (the “Series O Notes” and together with the Series M Notes and the Series N Notes, the “2016 Notes”, and together with the USD Notes, collectively, the “Notes”).

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the 2016 Notes will be payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2017, until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of December 31, 2016, the Series J Notes bore interest at an effective rate of 2.16%.

Debt Issuance Costs

Unamortized debt issuance costs associated with the Notes of $1,974 as of December 31, 2016 and $2,091 as of September 30, 2016 were recorded as a reduction in “Long-term debt, less current portion” in the Condensed Consolidated Balance Sheets.  Unamortized debt issuance costs of $2,915 associated with the Revolving Credit Agreement as of December 31, 2016 and $3,134 as of September 30, 2016 were recorded as “Other assets” in the Condensed Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 13.  Accrued liabilities

	December 31,	September 30,
	2016	2016
Salaries and other member benefits	$47,677	$87,197
Warranties	15,528	15,993
Interest payable	5,789	9,071
Current portion of acquired performance obligations and unfavorable contracts (1)	2,910	2,910
Accrued retirement benefits	2,503	2,505
Current portion of loss reserve on contractual lease commitments	1,840	1,840
Current portion of deferred income from JV formation (Note 4)	6,452	6,552
Deferred revenues	7,577	5,779
Taxes, other than income	9,289	14,580
Other	16,258	10,200
	$115,823	$156,627

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

	Three-Months Ended December 31,
	2016	2015
Warranties, beginning of period	$15,993	$13,741
Expense, net of recoveries	1,923	3,236
Reductions for settling warranties	(2,032)	(3,469)
Foreign currency exchange rate changes	(356)	(138)
Warranties, end of period	$15,528	$13,370

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

The summary for the activity in the loss reserve during the three-months ended December 31, 2016 is as follows:

	Three-Months Ended December 31,
	2016	2015
Loss reserve on contractual lease commitments, beginning of period	$9,242	$2,464
Additions	-	8,165
Payments	(402)	-
Loss reserve on contractual lease commitments, end of period	$8,840	$10,629

Other liabilities included $7,000 of accrued loss reserve on contractual lease commitments that are not expected to be settled or paid within twelve months as of December 31, 2016.

Note 14.  Other liabilities

	December 31,	September 30,
	2016	2016
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$70,549	$70,479
Noncurrent portion of deferred income from JV formation (1)	236,791	238,187
Total unrecognized tax benefits, net of offsetting adjustments (Note 16)	12,541	17,239
Acquired unfavorable contracts (2)	2,859	3,148
Deferred economic incentives (3)	15,685	16,196
Loss reserve on contractual lease commitments (4)	7,000	7,402
Other	13,004	15,573
	$358,429	$368,224

(1)	See Note 4, Joint venture for more information on the deferred income from JV formation.
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

(4)	See Note 13, Accrued liabilities for more information on the loss reserve on contractual lease commitments.

Note 15.  Other (income) expense, net

	Three-Months Ended
	December 31,
	2016	2015
Equity interest in the earnings of the JV (Note 4)	$(684)	$-
Net gain on sales of assets	(3,699)	(1,602)
Rent income	(73)	(101)
Net gains on investments in deferred compensation program	(24)	(304)
Other	(108)	(2)
	$(4,588)	$(2,009)

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

On December 7, 2016, the U.S. Treasury issued regulations under Internal Revenue Code Section 987 (“Section 987 Regulations”) which clarify how companies calculate foreign currency translation gains and losses for income tax purposes for branches whose accounting records are kept in a currency other than the currency of the company.  The issuance of these Section 987 Regulations had no significant impact on Woodward’s Condensed Consolidated Financial Statements for the three months ended December 31, 2016.

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended
	December 31,
	2016	2015
Earnings before income taxes	$47,059	$27,956
Income tax expense	511	2,136
Effective tax rate	1.1%	7.6%

The decrease in the year-over-year effective tax rate for the three-months ended December 31, 2016 is primarily attributable to the impact in the quarter of the repatriation to the U.S. of certain net foreign profits and losses. The U.S. foreign tax credits available as a result of the repatriation of the foreign net earnings is greater than the U.S. taxes payable on these net foreign earnings.  The excess U.S. foreign tax credits are expected to be used to offset U.S. taxes on other foreign source income.

The decrease in the year-over-year effective tax rate caused by the repatriated earnings was partially offset by the retroactive benefit of the U.S. research and experimentation credit (“R&E credit”) pursuant to the December 18, 2015 enactment of the Protecting Americans from Tax Hikes (PATH) Act of 2015, which was included in the effective tax rate for the first quarter of fiscal year 2016 but did not repeat in the first quarter of fiscal year 2017.

Gross unrecognized tax benefits were $18,579 as of December 31, 2016, and $23,526 as of September 30, 2016.  Included in the balance of unrecognized tax benefits were $11,460 as of December 31, 2016 and $11,426 as of September 30, 2016 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $3,373 in the next twelve months due to the completion of reviews by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $1,460 as of December 31, 2016 and $1,273 as of September 30, 2016.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  Fiscal years remaining open to examination in significant foreign jurisdictions include 2008 and thereafter.  Woodward’s fiscal years remaining open to examination in the United States include fiscal years 2013 and thereafter.  Woodward is currently under examination by the Internal Revenue Service for fiscal year 2014.  Woodward has concluded U.S. federal income tax examinations through fiscal year 2012.  Woodward is generally subject to U.S. state income tax examinations for fiscal years 2012 and the periods thereafter.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended
	December 31,
	2016	2015
Company costs	$7,249	$8,004

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

U.S. GAAP requires that, for obligations outstanding as of September 30, 2016, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

During the third quarter of fiscal year 2016, Woodward opened a lump-sum buy-out window for certain former U.S. employees and/or their dependents eligible to receive postretirement defined benefit pension payments for past employment services to the Company.  Eligible pension plan participants may elect to receive a one-time lump-sum payment or an immediate annuity in lieu of future pension benefit payments.  Pension benefit payments paid from available pension plan assets under the lump-sum buy-out options were $670 during the first quarter of fiscal year 2017. Woodward expects to make no further pension benefit payments under the lump-sum buy-out options.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended December 31,
	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Service cost	$419	$674	$192	$186	$611	$860
Interest cost	1,439	1,317	296	435	1,735	1,752
Expected return on plan assets	(2,632)	(2,542)	(641)	(697)	(3,273)	(3,239)
Amortization of:
Net actuarial loss	464	323	127	65	591	388
Prior service cost	96	96	-	-	96	96
Net periodic retirement pension benefit	$(214)	$(132)	$(26)	$(11)	$(240)	$(143)
Contributions paid	$-	$-	$365	$389	$365	$389

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended
	December 31,
	2016	2015
Service cost	$4	$5
Interest cost	311	262
Amortization of:
Net actuarial loss	50	39
Prior service benefit	(40)	(40)
Net periodic other postretirement cost	$325	$266
Contributions paid	$615	$381

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans.  As a result, the actual funding in fiscal year 2017 may differ from the current estimate.  Woodward estimates its remaining cash contributions in fiscal year 2017 will be as follows:

Retirement pension benefits:
United States	$-
United Kingdom	323
Japan	-
Other postretirement benefits	3,424

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended
	December 31,
	2016	2015
Company contributions	$68	$130

Note 18.  Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, Woodward’s Board of Directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2019 (the “2016 Authorization”).  Under the 2016 Authorization, in the first quarter of fiscal year 2017, Woodward purchased 350 shares of its common stock for $24,004 pursuant to a 10b5-1 plan.

In the first quarter of fiscal year 2016, Woodward executed a 10b5-1 plan to repurchase up to $125,000 of its common stock for a period that ended on April 20, 2016.  During the first quarter of fiscal year 2016, Woodward purchased 624 shares of its common stock for $30,712 pursuant to the 10b5-1 plan under the prior stock repurchase program, which was terminated in November 2016.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan provided that no further grants would be made after December 31, 2006.  The 2006 Plan, which was approved by Woodward’s stockholders and became effective January 25, 2006, expired in fiscal year 2016.  No further grants will be made under either the 2002 Plan or the 2006 Plan.

Woodward’s stockholders approved a successor plan to the 2006 Plan (the “2017 Plan”) at the January 25, 2017 Annual Stockholder Meeting. As of September 14, 2016, the effective date of the 2017 Plan, Board of Directors delegated authority to administer the 2017 Plan to the compensation committee of the board (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  The Committee approved issuance of options under the 2017 Plan, with an award date of October 3, 2016 conditional and subject to approval of the 2017 Plan by the stockholders. The stock options conditionally awarded under the 2017 Plan were not granted or outstanding for accounting purposes prior to stockholder approval of the 2017 Plan, and as such no stock based compensation expense was recognized on these stock options during the three months ended December 31, 2016. As of December 31, 2016, 773 stock options awards were approved but not granted.

Stock options

Woodward granted no stock options in the first quarter of fiscal year 2017.  Previous stock options granted under the 2006 Plan were granted with an exercise price equal to the market price of Woodward’s stock at the date of grant, a ten-year term, and generally a four-year vesting schedule at a rate of 25% per year.

The following is a summary of the activity for stock option awards during the three-months ended December 31, 2016:

	Three-Months Ended
	December 31, 2016
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	4,944	$35.35
Options granted	-	n/a
Options exercised	(139)	34.83
Options forfeited	(13)	42.19
Options, ending balance	4,792	35.35

Changes in non-vested stock options during the three-months ended December 31, 2016 were as follows:

	Three-Months Ended
	December 31, 2016
	Number of options	Weighted-Average Grant Date Fair Value Per Share
Options outstanding, beginning balance	2,075	$14.90
Options granted	-	n/a
Options vested	(758)	15.24
Options forfeited	(13)	14.47
Options outstanding, ending balance	1,304	14.70

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2016 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	4,792	$35.35	5.9	$161,511
Options vested and exercisable	3,488	32.83	5.0	126,348
Options vested and expected to vest	4,719	35.25	5.8	159,525

Restricted Stock

In the first quarter of fiscal year 2014, Woodward granted an award of 24 shares of restricted stock to its Chief Executive Officer and President, Thomas A. Gendron.  Subject to Mr. Gendron’s continued employment by the Company, 100% of these shares of restricted stock will vest following the end of the Company’s fiscal year 2017 if a specified cumulative earnings per share (“EPS”) target is met or exceeded for fiscal years 2014 through 2017.  If this EPS target is not met, all shares of restricted stock will be forfeited by Mr. Gendron.  The shares of restricted stock were awarded to Mr. Gendron pursuant to a form restricted stock agreement approved by Woodward’s Compensation Committee of the Board of Directors.

A summary of the activity for restricted stock awards in the three-months ended December 31, 2016 follows:

	Three-Months Ended
	December 31, 2016
	Number	Fair Value per Share
Beginning balance	24	$39.43
Shares granted	-	n/a
Shares vested	-	n/a
Shares forfeited	-	n/a
Ending balance	24	39.43

Stock-based compensation cost

Woodward recognizes stock compensation expense on a straight-line basis over the requisite service period.  Pursuant to form stock option agreements used by the Company, the requisite service period can be less than the four-year vesting period based on grantee’s retirement eligibility.  As such, the recognition of stock-based compensation expense associated with some stock option grants can be accelerated to a period of less than four years, including immediate recognition of stock-based compensation on the date of grant.

At December 31, 2016, there was approximately $6,820 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2002 Plan and the 2006 Plan (for which no further grants will be made under either plan).  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

Note 20.  Segment information

Woodward serves the aerospace, industrial and energy markets through its two reportable segments - Aerospace and Industrial.  When appropriate, Woodward’s reportable segments are aggregations of Woodward’s operating segments.  Woodward uses operating segment information internally to manage its business, including the assessment of operating segment performance and decisions for the allocation of resources between operating segments.

The accounting policies of the reportable segments are the same as those of the Company.  Woodward evaluates segment profit or loss based on internal performance measures for each segment in a given period.  In connection with that assessment, Woodward generally excludes matters such as certain charges for restructuring costs, interest income and expense, certain gains and losses from asset dispositions, or other non-recurring and/or non-operationally related expenses.

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended
	December 31,
	2016	2015
Segment external net sales:
Aerospace	$266,680	$268,599
Industrial	176,214	176,511
Total consolidated net sales	$442,894	$445,110
Segment earnings:
Aerospace	$46,877	$43,486
Industrial	17,998	21,551
Total segment earnings	64,875	65,037
Nonsegment expenses	(11,381)	(30,620)
Interest expense, net	(6,435)	(6,461)
Consolidated earnings before income taxes	$47,059	$27,956

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	December 31, 2016	September 30, 2016
Segment assets:
Aerospace	$1,611,306	$1,637,522
Industrial	663,886	705,169
Total segment assets	2,275,192	2,342,691
Unallocated corporate property, plant and equipment, net	89,990	89,988
Other unallocated assets	211,033	209,683
Consolidated total assets	$2,576,215	$2,642,362

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	our expected expenses in future periods and trends in such expenses over time;
•	descriptions of our plans and expectations for future operations;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the expected level of activity in particular industries or markets and the effects of changes in those levels;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us; and
•	pension and other postretirement plan assumptions and future contributions.

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

•	risks associated with global political and economic uncertainty in the European Union and elsewhere;
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

OVERVIEW

Operational Highlights

Net sales for the first quarter of fiscal year 2017 were $442,894, a decrease of 0.5% from $445,110 for the prior year first quarter.  Aerospace segment sales for the first quarter of fiscal year 2017 were down 0.7% to $266,680, compared to $268,599 for the first quarter of the prior fiscal year.  Industrial segment sales for the first quarter of fiscal year 2017 were down 0.2% to $176,214, compared to $176,511 for the first quarter of the prior fiscal year.

Net earnings for the first quarter of fiscal year 2017 were $46,548, or $0.73 per diluted share, compared to $25,820, or $0.40 per diluted share, for the first quarter of fiscal year 2016.  Net earnings for the first quarter of fiscal year 2016 included approximately $16,100 of special charges related to our efforts to consolidate facilities, reduce costs and address current market conditions, which was equal to approximately $9,900 net of tax.  The effective tax rate in the first quarter of fiscal year 2017 was 1.1% compared to 7.6% for the first quarter of the prior fiscal year.

Earnings before interest and taxes (“EBIT”) for the first quarter of fiscal year 2017 was $53,494, up 55.4% from $34,417 in the first quarter of fiscal year 2016.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of fiscal year 2017 was $72,407, up 40.7% from $51,479 for the first quarter of fiscal year 2016.  EBIT and EBITDA for the first quarter of fiscal year 2016 included the special charges of approximately $16,100 discussed above.

Aerospace segment earnings as a percent of segment net sales increased to 17.6% in the first quarter of fiscal year 2017 from 16.2% in the first quarter of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 10.2% in the first quarter of fiscal year 2017 from 12.2% in the first quarter of the prior fiscal year.

Liquidity Highlights

Net cash provided by operating activities for the first quarter of fiscal year 2017 was $52,351, compared to $37,360 for the first quarter of fiscal year 2016.  The increase in net cash provided by operating activities is primarily attributable to higher earnings.

For the first quarter of fiscal year 2017, free cash flow, which we define as net cash flows provided by operating activities less payments for property, plant and equipment, was $31,293, compared to $4,229 for the first quarter of fiscal year 2016.  The increase is primarily attributable to higher earnings and lower payments for property, plant and equipment in the first quarter of fiscal year 2017 as compared to the first quarter of fiscal year 2016.

At December 31, 2016, we held $80,885 in cash and cash equivalents, and had total outstanding debt of $721,852 with additional borrowing availability of $830,589, net of outstanding letters of credit, under our revolving credit agreement.  At December 31, 2016, we had additional borrowing capacity of $43,505 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended
	December 31, 2016	% of Net Sales	December 31, 2015	% of Net Sales
Net sales	$442,894	100%	$445,110	100%
Costs and expenses:
Cost of goods sold	327,194	73.9	333,377	74.9
Selling, general, and administrative expenses	33,796	7.6	40,782	9.2
Research and development costs	26,540	6.0	31,597	7.1
Amortization of intangible assets	6,458	1.5	6,946	1.6
Interest expense	6,840	1.5	6,908	1.6
Interest income	(405)	(0.1)	(447)	(0.1)
Other (income) expense, net	(4,588)	(1.0)	(2,009)	(0.5)
Total costs and expenses	395,835	89.4	417,154	93.7
Earnings before income taxes	47,059	10.6	27,956	6.3
Income tax expense	511	0.1	2,136	0.5
Net earnings	$46,548	10.5	$25,820	5.8

Other select financial data:

	December 31,	September 30,
	2016	2016
Working capital	$468,319	$463,811
Short-term borrowings and current portion of long-term debt	150,000	150,000
Total debt, net of unamortized debt issuance costs	719,878	727,153
Total stockholders' equity	1,222,368	1,212,595

Net Sales

Consolidated net sales for the first quarter of fiscal year 2017 decreased by $2,216, or 0.5%, compared to the same period of fiscal year 2016.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the period ended December 31, 2015	$445,110
Aerospace volume	(4,337)
Industrial volume	2,183
Effects of changes in price and sales mix	109
Effects of changes in foreign currency rates	(171)
Consolidated net sales for the period ended December 31, 2016	$442,894

The decrease in net sales for the first quarter of fiscal year 2017 was primarily attributable to commercial aftermarket being down relative to strong comparable commercial aftermarket sales in the prior year’s first quarter in the Aerospace segment, which was partially offset by increased heavy frame gas turbine aftermarket sales in the Industrial segment during the first quarter of fiscal year 2017 as compared to the first quarter of fiscal year 2016.

Costs and Expenses

Costs and expenses for the first quarter of fiscal year 2016 included special charges totaling approximately $16,100 ($13,300 included in cost of goods sold, $1,700 included in selling, general and administrative expenses, and $1,100 included in research and development costs) related to our efforts to consolidate facilities, reduce costs and address current market conditions in fiscal year 2016.  There were no comparable costs and expenses recorded in the first quarter of fiscal year 2017.

Cost of goods sold decreased by $6,183 to $327,194, or 73.9% of net sales, for the first quarter of fiscal year 2017 from $333,377, or 74.9% of net sales, for the first quarter of fiscal year 2016.  The decrease in cost of goods sold is primarily attributable to the inclusion in the first quarter of fiscal year 2016 of approximately $13,300 of special charges, as described above.  This decrease was partially offset by increased cost of goods sold due to planned facility ramp-up costs in our Aerospace segment and planned new facility expenses for our new Colorado facilities.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 26.1% for the first quarter of fiscal year 2017, compared to 25.1% for the first quarter of fiscal year 2016.  Gross margin for the first quarter of fiscal year 2017 was higher compared to the first quarter of fiscal year 2016, primarily related to the inclusion in cost of goods sold of approximately $13,300 of special charges in the first quarter of fiscal year 2016, partially offset by planned facility ramp-up costs in both our Aerospace and Industrial segments.

Selling, general, and administrative expenses decreased by $6,986, or 17.1%, to $33,796 for the first quarter of fiscal year 2017 as compared to $40,782 for the first quarter of fiscal year 2016.  Selling, general, and administrative expenses as a percentage of net sales was 7.6% for the first quarter of fiscal year 2017 as compared to 9.2% for the first quarter of fiscal year 2016.  The decrease in selling, general and administrative expenses for the first quarter of fiscal year 2017 was primarily due to the timing of certain expenses.  In addition, the first quarter of fiscal year 2016 included special charges of approximately $1,700 described above.

Research and development costs decreased by $5,057, or 16.0%, to $26,540 for the first quarter of fiscal year 2017, as compared to $31,597 for the first quarter of fiscal year 2016.  Research and development costs decreased as a percentage of net sales to 6.0% for the first quarter of fiscal year 2017 as compared to 7.1% for the first quarter of fiscal year 2016.  Research and development costs in the first quarter of fiscal year 2017 were lower due to less spent on Aerospace programs as well as variability in the timing of projects and expenses.  In addition, the first quarter of fiscal year 2016 included the special charges of approximately $1,100 described above.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs

Amortization of intangible assets decreased to $6,458 for the first quarter of fiscal year 2017, compared to $6,946 for the first quarter of fiscal year 2016.  As a percentage of net sales, amortization of intangible assets were 1.5% for the first quarter of fiscal year 2017 as compared to 1.6% for the first quarter of fiscal year 2016.  The decrease in amortization expense was primarily related to certain intangible assets becoming fully amortized during fiscal year 2016.

Interest expense was $6,840, or 1.5% of net sales, for the first quarter of fiscal year 2017, comparable to $6,908, or 1.6% of net sales, for the first quarter of fiscal year 2016.  Interest expense was down slightly primarily attributable to a decrease in higher interest debt due to the retirement of $57,000 of 7.81% Series E notes in fiscal year 2016, partially offset by lower amounts of capitalized interest in the first quarter of fiscal year 2017 as compared to the first quarter of fiscal year 2016, as capital projects have been completed.

Income taxes were provided at an effective rate on earnings before income taxes of 1.1% for the first quarter of fiscal year 2017, compared to 7.6% for the first quarter of fiscal year 2016.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

Three-Month
Period
Effective tax rate for the period ended December 31, 2015	7.6%
Retroactive benefit of research and experimentation credit	20.7
State and local taxes	(0.1)
Adjustment of prior period tax items	0.2
Taxes on international activities	(26.5)
Net excess income tax benefit from stock-based compensation	(1.1)
Other	0.3
Effective tax rate for the period ended December 31, 2016	1.1%

The decrease in the year-over-year effective tax rate for the three-months ended December 31, 2016 is primarily attributable to the impact in the quarter of the repatriation to the U.S. of certain net foreign profits and losses. The U.S. foreign tax credits available as a result of the repatriation of the foreign net earnings is greater than the U.S. taxes payable on these net foreign earnings.  The excess U.S. foreign tax credits are expected to be used to offset U.S. taxes on other foreign source income.

The decrease in the year-over-year effective tax rate caused by the repatriated earnings was partially offset by the retroactive benefit of the U.S. research and experimentation credit (“R&E credit”) pursuant to the December 18, 2015 enactment of the Protecting Americans from Tax Hikes (PATH) Act of 2015, which was included in the effective tax rate for the first quarter of fiscal year 2016 but did not repeat in the first quarter of fiscal year 2017.

Segment Results

The following table presents sales by segment:

	Three-Months Ended December 31,
	2016		2015
Net sales:
Aerospace	$266,680	60.2%	$268,599	60.3%
Industrial	176,214	39.8	176,511	39.7
Consolidated net sales	$442,894	100.0%	$445,110	100.0%

The following table presents earnings by segment:

	Three-Months Ended December 31,
	2016	2015
Aerospace	$46,877	$43,486
Industrial	17,998	21,551
Total segment earnings	64,875	65,037
Nonsegment expenses	(11,381)	(30,620)
Interest expense, net	(6,435)	(6,461)
Consolidated earnings before income taxes	47,059	27,956
Income tax expense	(511)	(2,136)
Consolidated net earnings	$46,548	$25,820

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended December 31,
	2016	2015
Aerospace	17.6%	16.2%
Industrial	10.2%	12.2%

Aerospace

Aerospace segment net sales were $266,680 for the first quarter of fiscal year 2017, down 0.7% compared to $268,599 for the first quarter of fiscal year 2016.  The decrease in segment net sales for the first quarter of fiscal year 2017 as compared to the first quarter of fiscal year 2016 was driven primarily by decreased commercial aftermarket sales in the first quarter of fiscal year 2017 relative to strong commercial aftermarket sales in the prior fiscal year first quarter, partially offset by increased defense sales for aftermarket and original equipment manufacturer (“OEM”), and slightly increased commercial OEM sales in the current period. However, commercial aftermarket sales in the first quarter of fiscal year 2017 did benefit from both the initial provisioning for new platforms and increased utilization of existing fleets.

U.S. government funds continue to be prioritized for defense platforms on which we have content.  Defense sales, for both aftermarket and OEM, continued to increase in the first quarter of fiscal year 2017.  Sales of smart weapons remain strong on increased customer demand in the first quarter of fiscal year 2017.

Commercial OEM sales were up slightly for the first quarter of fiscal year 2017 as compared to the first quarter of fiscal year 2016 due to next generation aircraft programs driving strong commercial OEM sales, partially offset by continuing weakness in business jets and rotorcraft.

Aerospace segment earnings increased by $3,391, or 7.8%, to $46,877 for the first quarter of fiscal year 2017, compared to $43,486 for the first quarter of fiscal year 2016.  The net increase in Aerospace segment earnings for the first quarter of fiscal year 2017 was due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2015	$43,486
Sales volume	(2,128)
Price, sales mix and productivity	793
Decrease in research and development expenses	3,496
Other, net	1,230
Earnings for the period ended December 31, 2016	$46,877

Aerospace segment earnings as a percentage of sales were 17.6% for the first quarter of fiscal year 2017, compared to 16.2% for the first quarter of fiscal year 2016.  The increase was primarily attributable to decreased research and development expenses.

Industrial

Industrial segment net sales decreased by 0.2% to $176,214 for the first quarter of fiscal year 2017, compared to $176,511 for the first quarter of fiscal year 2016.  Industrial sales continued to stabilize in the quarter.  Increased heavy frame gas turbine sales for aftermarket programs were offset predominantly by lower wind turbine converter sales.

Industrial segment earnings  decreased by $3,553, or 16.5%, to $17,998 for the first quarter of fiscal year 2017, compared to $21,551 for the first quarter of fiscal year 2016.  The net decrease in Industrial segment earnings for the first quarter of fiscal year 2017 was due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2015	$21,551
Sales volume	631
Price, sales mix and productivity	(3,981)
Savings from fiscal year 2016 reorganization	2,862
New facility costs	(2,395)
Other, net	(670)
Earnings for the period ended December 31, 2016	$17,998

Industrial segment earnings as a percentage of sales were 10.2% for the first quarter of fiscal year 2017, compared to 12.2% for the first quarter of fiscal year 2016.  The decrease in segment earnings for the first quarter of fiscal year 2017 as compared to the first quarter of fiscal year 2016 was driven by the impact of unfavorable product mix.  Savings from prior year cost reductions initiatives were offset by costs associated with our new facility in Colorado.

Nonsegment expenses

Nonsegment expenses decreased to $11,381 for the first quarter of fiscal year 2017, compared to $30,620 for the first quarter of fiscal year 2016.  As a percent of sales, nonsegment expenses decreased to 2.6% of net sales for the first quarter of fiscal year 2017, compared to 6.9% of net sales for the first quarter of fiscal year 2016.  The decrease in nonsegment expenses in the first quarter of fiscal year 2017 as compared to the first quarter of fiscal year 2016 is due to special charges taken in the first quarter of fiscal year 2016 totaling approximately $16,100 related to our efforts to consolidate facilities, reduce costs and address market conditions, which did not recur in the first quarter of fiscal year 2017, and timing differences in the recognition of certain expenses.

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

Our aggregate cash and cash equivalents were $80,885 at December 31, 2016 and $81,090 at September 30, 2016, and our working capital was $468,319 at December 31,  2016 and $463,811 at September 30, 2016.  Of the $80,885 of cash and cash equivalents held at December 31, 2016, $80,671 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

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

At December 31, 2016, we had total outstanding debt of $721,852 consisting of amounts borrowed under our revolving credit facility and various series of unsecured notes due between 2018 and 2031, with additional borrowing availability of $830,589 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $43,505 under various foreign credit facilities.  During January 2016, we amended a foreign credit facility to align with current business needs, which reduced our foreign borrowing capacity by approximately $16,000. For further discussion of our notes, see Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At December 31, 2016, we had $160,550 of borrowings outstanding under our revolving credit facility, of which $150,000 was classified as short-term and the remainder was classified as long-term.    Revolving credit facility and short-term borrowing activity during the three-months ended December 31, 2016 were as follows:

Maximum daily balance during the period	$317,700
Average daily balance during the period	$270,098
Weighted average interest rate on average daily balance	1.73%

We believe we were in compliance with all our debt covenants as of December 31, 2016.  See Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K, for more information about our covenants.

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

In the first quarter of fiscal year 2017, Woodward’s Board of Directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2019 (the “2016 Authorization”).  In the first quarter of fiscal year 2017, Woodward purchased 350 shares of its common stock for $24,004 under the 2016 Authorization, including $23,997 under a 10b5-1 plan.

For our Aerospace segment, in fiscal year 2015 we completed construction of a manufacturing and office building on a second campus in the greater-Rockford, Illinois area.  This campus is intended to support the expected growth in our

Aerospace segment over the next ten years and beyond, as a result of our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  We have been purchasing production equipment for the second campus and anticipate continuing such purchases as new aircraft platforms ramp up to full production volumes.

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

Cash Flows

	Three-Months Ended
	December 31,
	2016	2015
Net cash provided by operating activities	$52,351	$37,360
Net cash used in investing activities	(16,618)	(31,279)
Net cash used in financing activities	(22,192)	(1,379)
Effect of exchange rate changes on cash and cash equivalents	(13,746)	(2,482)
Net change in cash and cash equivalents	(205)	2,220
Cash and cash equivalents at beginning of year	81,090	82,202
Cash and cash equivalents at end of period	$80,885	$84,422

Net cash flows provided by operating activities for the first quarter of fiscal year 2017 was $52,351, compared to $37,360 in the first quarter of fiscal year 2016.  The increase in net cash provided by operating activities is primarily attributable to increased net earnings.

Net cash flows used in investing activities for the first quarter of fiscal year 2017 was $16,618, compared to $31,279 in the first quarter of fiscal year 2016.  The decrease in cash used in investing activities compared to the same period of the prior fiscal year is due to decreased payments for capital expenditures.  Payments for property, plant and equipment decreased by $12,073 to $21,058 in the first quarter of fiscal year 2017 as compared to $33,131 in the first quarter of fiscal year 2016 related mainly to lower equipment purchases associated with the facilitization of our aerospace segment facility in the greater-Rockford, Illinois area and completion of our industrial segment facility in Fort Collins, Colorado.

Net cash flows used in financing activities for the first quarter of fiscal year 2017 was $22,192, compared to $1,379 in the first quarter of fiscal year 2016.  During the first quarter of fiscal year 2017, we had net debt borrowings of $3,748 compared to net debt borrowings of $34,402 in the first quarter of fiscal year 2016.  We utilized $24,004 to repurchase 350 shares of our common stock in the first quarter of fiscal year 2017 under the 2016 Authorization, compared to $30,712 to repurchase 624 shares of our common stock, under the then existing stock repurchase program, in the first quarter of fiscal year 2016.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating and capital leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first quarter of fiscal year 2017.

NON-GAAP MEASURES

EBIT,  EBITDA, and free cash flow are financial measures not prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

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

EBIT and EBITDA for the three-months ended December 31, 2016 and December 31, 2015 were as follows:

	Three-Months Ended December 31,
	2016	2015
Net earnings (U.S. GAAP)	$46,548	$25,820
Income tax expense	511	2,136
Interest expense	6,840	6,908
Interest income	(405)	(447)
EBIT (Non-U.S. GAAP)	53,494	34,417
Amortization of intangible assets	6,458	6,946
Depreciation expense	12,455	10,116
EBITDA (Non-U.S. GAAP)	$72,407	$51,479

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

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant and equipment, in reviewing the financial performance of Woodward’s various business groups and evaluating cash levels.  In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  The use of this non-U.S. GAAP financial measure is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP.  Free cash flow does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs.  Our calculation of free cash flow may differ from similarly titled measures used by other companies, limiting its usefulness as a comparative measure.

Free cash flow for the three-months ended December 31, 2016  and December 31, 2015 were as follows:

	Three-Months Ended December 31,
	2016	2015
Net cash provided by operating activities (U.S. GAAP)	$52,351	$37,360
Payments for property, plant and equipment	(21,058)	(33,131)
Free cash flow (Non-U.S. GAAP)	$31,293	$4,229

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in our most recent Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.  Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K, include the discussion of estimates used for revenue recognition, inventory valuation, depreciation and amortization, reviews for impairment of goodwill, postretirement benefit obligations, and our provision for income taxes.  Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.

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

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2, New accounting standards, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of December  31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2016 through October 31, 2016 (2)	290	$69.05	-	$50,000
November 1, 2016 through November 30, 2016 (2)	127,862	68.07	109,000	492,599
December 1, 2016 through December 31, 2016 (2)	247,978	68.90	241,000	475,996

(1)

In November 2017,  our Board of Directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2019.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 290 shares of common stock were acquired in October 2016, 18,613 shares of common stock were acquired in November 2016 and 6,978 shares of common stock were acquired in December 2016, each on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 249 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in November 2016.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Consolidated Balance Sheets

Item

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

As described below, on January 25, 2017, the stockholders of Woodward, Inc. (the “Company”) approved the Company’s 2017 Omnibus Incentive 2017 Plan (the “2017 Plan”), which replaced the 2006 Omnibus Incentive Plan.  The 2017 Plan permits the Company to grant various types of incentive awards, including: (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) performance units, (5) performance shares, (6) restricted stock units, (7) other stock-based awards, (8) annual incentive awards, and (9) cash-based awards (collectively, “awards”).  A total of 2,000,000  shares of common stock of the Company are reserved for issuance under the 2017 Plan, but only 200,000 shares may be issued as “full value awards” (for example, restricted stock, performance shares and restricted stock units).  Under the 2017

Plan, employees, non-employee directors and consultants are eligible to be selected to receive awards, as determined by a committee of the Company’s board of directors.

As of September 14, 2016, the effective date of the 2017 Plan, the compensation committee of the board (the “Committee”) was delegated authority to administer the 2017 Plan, including but not limited to, the power to determine the recipients of awards and the terms of those awards.  The Committee approved grants of options under the 2017 Plan, with an award date of October 3, 2016, to the Company’s officers, including but not limited to: Thomas A. Gendron, Chairman, Chief Executive Officer and President (who received 181,200 options); Robert F. Weber, Jr., Vice Chairman, Chief Financial Officer and Treasurer (37,700 options); Martin V. Glass, President, Airframe Systems (23,300 options); Sagar A. Patel, President, Aircraft Turbine Systems (25,400 options); and A. Christopher Fawzy, Corporate Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer (24,700 options).  These same options also were described in the proxy statement for the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) held on January 25, 2017 and were subject to stockholder approval at the 2016 Annual Meeting.  Had stockholders not approved the 2017 Plan, these options would have been cancelled.  The options have an exercise price of $62.57 (which was the closing price of the Company’s shares on NASDAQ on the grant date) and a maximum term of 10 years, and are scheduled to vest over four years at the rate of 25% per year, subject to continued status as a service provider to the Company.

On November 15, 2016, the Committee granted cash-based target cash incentive opportunities under the 2017 Plan to these same officers as follows: Mr. Gendron ($925,000 under the Company’s Variable Incentive Plan (“WVIP”) and $462,500 under the Company’s Long-Term Incentive Plan (“LTIP”)); Mr. Weber ($378,750 under the WVIP and $202,000 under the LTIP); Mr. Glass ($284,050 under the WVIP and $152,950 under the LTIP); Mr. Patel ($305,500 under the WVIP and $164,500 under the LTIP); and Mr. Fawzy ($266,500 under the WVIP and $102,500 under the LTIP).  These awards also were shown in the proxy statement for the 2016 Annual Meeting and would have been cancelled had the stockholders not approved the 2017 Plan.  Payment of the WVIP and LTIP awards are not guaranteed, and the actual amount paid (if any) will depend on the achievement of performance goals previously set by the Committee.  For the WVIP, the goals relate to net earnings of the Company, adjusted EPS, adjusted EBITDA margin, business group adjusted OEAB margin, and strategic performance measures.  For the LTIP, the goals pertain to relative earnings per share and return on capital.

Item 6.Exhibits

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: January 25, 2017	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: January 25, 2017	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	10.1	2017 Omnibus Incentive Plan
*	10.2	Form of Nonqualified Stock Option Agreement under the 2017 Omnibus Incentive Plan
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report