Form 10-Q
period 2017-03-31
Woodward, Inc.
filed 2017-04-20
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes ☐ No ☒

As of April 17,  2017, 61,272,506 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net sales	$500,381	$479,382	$943,275	$924,492
Costs and expenses:
Cost of goods sold	365,156	346,139	692,350	679,516
Selling, general and administrative expenses	43,172	36,823	76,968	77,605
Research and development costs	30,385	31,762	56,925	63,359
Amortization of intangible assets	6,431	6,926	12,889	13,872
Interest expense	6,790	6,234	13,630	13,142
Interest income	(474)	(441)	(879)	(888)
Other (income) expense, net (Note 16)	(1,315)	(2,427)	(5,903)	(4,436)
Total costs and expenses	450,145	425,016	845,980	842,170
Earnings before income taxes	50,236	54,366	97,295	82,322
Income tax expense	12,131	13,542	12,642	15,678
Net earnings	$38,105	$40,824	$84,653	$66,644

Earnings per share (Note 3):
Basic earnings per share	$0.62	$0.66	$1.38	$1.07
Diluted earnings per share	$0.60	$0.65	$1.33	$1.05

Weighted Average Common Shares Outstanding (Note 3):
Basic	61,310	61,639	61,436	62,351
Diluted	63,499	63,064	63,593	63,768
Cash dividends per share paid to Woodward common stockholders	$0.125	$0.110	$0.235	$0.210

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net earnings	$38,105	$40,824	$84,653	$66,644

Other comprehensive earnings:
Foreign currency translation adjustments	7,741	10,125	(10,894)	(129)
Gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 6)	(945)	(345)	2,885	517
Taxes on changes in foreign currency translation adjustments	(180)	(601)	(486)	(295)
Foreign currency translation and transactions adjustments, net of tax	6,616	9,179	(8,495)	93

Reclassification of net realized (gains) losses on derivatives to earnings (Note 6)	(18)	28	(36)	57
Taxes on changes in derivative transactions	7	(10)	14	(21)
Derivative adjustments, net of tax	(11)	18	(22)	36
Minimum retirement benefit liability adjustments (Note 18)

Amortization of:
Net prior service cost	57	57	113	113
Net loss	640	425	1,281	852
Foreign currency exchange rate changes on minimum retirement benefit liabilities	(312)	287	943	571
Taxes on changes in minimum retirement liability adjustments, net of foreign currency exchange rate changes	(152)	(290)	(845)	(576)
Pension and other postretirement benefit plan adjustments, net of tax	233	479	1,492	960
Total comprehensive earnings	$44,943	$50,500	$77,628	$67,733

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$78,953	$81,090
Accounts receivable, less allowance for uncollectible amounts of $2,494 and $2,540, respectively	279,897	343,768
Inventories	506,275	461,683
Income taxes receivable	15,942	20,358
Other current assets	29,456	37,525
Total current assets	910,523	944,424
Property, plant and equipment, net	888,235	876,350
Goodwill	553,974	555,684
Intangible assets, net	184,577	197,650
Deferred income tax assets	19,421	20,194
Other assets	50,430	48,060
Total assets	$2,607,160	$2,642,362
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$134,300	$150,000
Accounts payable	177,730	169,439
Income taxes payable	3,046	4,547
Accrued liabilities	105,978	156,627
Total current liabilities	421,054	480,613
Long-term debt, less current portion	562,045	577,153
Deferred income tax liabilities	9,403	3,777
Other liabilities	359,866	368,224
Total liabilities	1,352,368	1,429,767
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	160,559	141,570
Accumulated other comprehensive losses	(72,730)	(65,705)
Deferred compensation	7,060	5,089
Retained earnings	1,719,744	1,649,506
	1,814,739	1,730,566
Treasury stock at cost, 11,688 shares and 11,374 shares, respectively	(552,887)	(512,882)
Treasury stock held for deferred compensation, at cost, 186 shares and 157 shares, respectively	(7,060)	(5,089)
Total stockholders' equity	1,254,792	1,212,595
Total liabilities and stockholders' equity	$2,607,160	$2,642,362

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$84,653	$66,644
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,007	32,621
Net gain on sales of assets	(3,662)	(1,601)
Stock-based compensation	13,763	11,422
Deferred income taxes	4,589	(81,496)
(Gain) loss on derivatives reclassified from accumulated comprehensive earnings into earnings	(36)	57
Proceeds from formation of joint venture (Note 4)	-	250,000
Changes in operating assets and liabilities:
Accounts receivable	61,324	53,666
Inventories	(48,022)	(45,918)
Accounts payable and accrued liabilities	(23,834)	(10,734)
Current income taxes	3,339	91,800
Retirement benefit obligations	(1,715)	(1,969)
Other	588	(2,810)
Net cash provided by operating activities	129,994	361,682
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(43,053)	(99,316)
Net proceeds from sale of assets	3,682	2,112
Proceeds from sales of short-term investments	4,994	-
Net cash used in investing activities	(34,377)	(97,204)
Cash flows from financing activities:
Cash dividends paid	(14,415)	(13,086)
Proceeds from sales of treasury stock	11,223	5,288
Payments for repurchases of common stock	(61,782)	(117,820)
Borrowings on revolving lines of credit and short-term borrowings	684,200	300,000
Payments on revolving lines of credit and short-term borrowings	(706,600)	(385,596)
Payments of long-term debt and capital lease obligations	(204)	(50,075)
Net cash used in financing activities	(87,578)	(261,289)
Effect of exchange rate changes on cash and cash equivalents	(10,176)	(646)
Net change in cash and cash equivalents	(2,137)	2,543
Cash and cash equivalents at beginning of year	81,090	82,202
Cash and cash equivalents at end of period	$78,953	$84,745

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2015	-	72,960	(9,763)	(173)	$106	$131,231	$(21,610)	$166	$(30,014)	$(51,458)	$4,322	$1,495,274	$(422,049)	$(4,322)	$1,153,104
Net earnings	-	-	-	-	-	-	-	-	-	-	-	66,644	-	-	66,644
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	93	36	960	1,089	-	-	-	-	1,089
Cash dividends paid ($0.210 per share)	-	-	-	-	-	-	-	-	-	-	-	(13,086)	-	-	(13,086)
Purchases of treasury stock	-	-	(2,543)	-	-	-	-	-	-	-	-	-	(120,119)	-	(120,119)
Sales of treasury stock	-	-	254	-	-	(2,366)	-	-	-	-	-	-	8,274	-	5,908
Common shares issued from treasury stock for benefit plans	-	-	317	-	-	5,319	-	-	-	-	-	-	8,680	-	13,999
Stock-based compensation	-	-	-	-	-	11,422	-	-	-	-	-	-	-	-	11,422
Purchases of stock by deferred compensation plan	-	-	-	(24)	-	-	-	-	-	-	1,195	-	-	(1,195)	-
Distribution of stock from deferred compensation plan	-	-	-	23	-	-	-	-	-	-	(298)	-	-	298	-
Balances as of March 31, 2016	-	72,960	(11,735)	(174)	$106	$145,606	$(21,517)	$202	$(29,054)	$(50,369)	$5,219	$1,548,832	$(525,214)	$(5,219)	$1,118,961

Balances as of October 1, 2016	-	72,960	(11,374)	(157)	$106	$141,570	$(25,971)	$179	$(39,913)	$(65,705)	$5,089	$1,649,506	$(512,882)	$(5,089)	$1,212,595
Net earnings	-	-	-	-	-	-	-	-	-	-	-	84,653	-	-	84,653
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(8,495)	(22)	1,492	(7,025)	-	-	-	-	(7,025)
Cash dividends paid ($0.235 per share)	-	-	-	-	-	-	-	-	-	-	-	(14,415)	-	-	(14,415)
Purchases of treasury stock	-	-	(915)	-	-	-	-	-	-	-	-	-	(63,255)	-	(63,255)
Sales of treasury stock	-	-	376	-	-	(2,015)	-	-	-	-	-	-	14,710	-	12,695
Common shares issued from treasury stock for benefit plans	-	-	199	-	-	6,501	-	-	-	-	-	-	7,513	-	14,014
Common shares issued from treasury stock to settle employee liabilities	-	-	26	(26)	-	740	-	-	-	-	1,767	-	1,027	(1,767)	1,767
Stock-based compensation	-	-	-	-	-	13,763	-	-	-	-	-	-	-	-	13,763
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(3)	-	-	-	-	-	-	211	-	-	(211)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(7)	-	-	7	-
Balances as of March 31, 2017	-	72,960	(11,688)	(186)	$106	$160,559	$(34,466)	$157	$(38,421)	$(72,730)	$7,060	$1,719,744	$(552,887)	$(7,060)	$1,254,792

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2017 and for the three and six-months ended March 31, 2017 and March 31, 2016, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2017, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and six-months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  ASU 2017-07 requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Statement of Earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the Statement of Earnings separately from service costs.  ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 (fiscal year 2019 for Woodward).  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  Early adoption is permitted as of the beginning of Woodward’s fiscal year 2018.  Woodward has not determined whether it will adopt the new guidance in fiscal year 2018 or fiscal year 2019, and expects changes to earnings before income taxes to be insignificant in the year of adoption.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Accounting for Goodwill Impairment,” to simplify financial reporting by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment.  Under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the amount of goodwill allocated to that reporting unit.  The new guidance effectively eliminates “Step 2” from the previous goodwill impairment test.  ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 (fiscal year 2021 for Woodward).  Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017.  Woodward has not determined in which period it will adopt the new guidance but does not expect the adoption of ASU 2017-04 to have a significant impact on the results of its goodwill impairment testing.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.”  ASU 2016-16 eliminates the current U.S. GAAP exception deferring the tax effects of intercompany asset transfers (other than inventory) until the transferred asset is sold to a third party or otherwise recovered through use.  After adoption of ASU 2016-16, Woodward will recognize the tax consequences of intercompany asset transfers in the buyer’s and seller’s tax jurisdictions when the transfer occurs, even though the pre-tax effects of these transactions are eliminated in consolidation.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the year of adoption.  Early adoption is allowed only in the first quarter of fiscal year 2017 or the first quarter of fiscal year 2018.  Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Woodward currently anticipates the adoption of ASU 2016-16 will result in balance sheet reclassifications, but based on Woodward’s current transactional activity such adjustments are not expected to be significant.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The purpose of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  In addition, ASU 2016-02 modifies the definition of a lease to clarify that an arrangement contains a lease when such arrangement conveys the right to control the use of an identified asset. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within the year of adoption.  In transition, Woodward will be required to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach; therefore, Woodward anticipates restating its Consolidated Financial Statements for the two fiscal years prior to the year of adoption.  Early adoption is permitted.  Woodward has not determined in which period it will adopt the new guidance.  Woodward is currently assessing the impact this guidance may have on its Consolidated Financial Statements, including which of its existing lease arrangements will be impacted by the new guidance and whether other arrangements not currently classified as leases may become subject to the guidance of ASU 2016-02.  Rent expense for all operating leases in fiscal year 2016, none of which was recognized on the balance sheet, was $7,359.  As of September 30, 2016, future minimum rental payments required under operating leases, none of which were recognized on the balance sheet, were $15,612.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance.  ASC 606 outlines a five-step model, under which Woodward will recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the reporting period.  While Woodward may elect to adopt ASC 606 in fiscal year 2018, it does not expect to do so. Upon adoption, Woodward must elect to adopt either retrospectively to each prior reporting period presented or using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application. Woodward has not determined what transition method it will use.

Woodward is currently assessing the impact that the future adoption of ASC 606 may have on its Consolidated Financial Statements by analyzing its current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606.  Based on Woodward’s preliminary review of its customer contracts, Woodward expects that revenue on the majority of its customer contracts will continue to be recognized at a point in time, generally upon shipment of products, consistent with Woodward’s current revenue recognition model. Upon adoption of ASC 606, however, Woodward also believes some of its revenues from sales of products and services to customers will be recognized over time, rather than at a point in time, due to the terms of certain customer contracts.   Some revenue related to customer funded development activities, currently recognized upon completion of the development activities, will be deferred and recognized over a number of years.  Related to recognizing some revenue over

time, various balance sheet line items will be impacted.   As such, Woodward believes the adoption of ASC 606 will have an impact on both the timing of revenue recognition and various line items within the Consolidated Balance Sheet.

In addition, ASC 606 will require more comprehensive disclosures about revenue streams and contracts with customers, including significant judgments required.  Woodward is currently evaluating potential changes to its processes for preparing required disclosures and to information systems that support the financial reporting process.  In addition, Woodward is evaluating implications to the Company’s system of internal controls, relative to revenue recognition and the related revenue disclosures, which are based on the criteria outlined in the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control – Integrated Framework.

Note 3.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Numerator:
Net earnings	$38,105	$40,824	$84,653	$66,644
Denominator:
Basic shares outstanding	61,310	61,639	61,436	62,351
Dilutive effect of stock options and restricted stock	2,189	1,425	2,157	1,417
Diluted shares outstanding	63,499	63,064	63,593	63,768
Income per common share:
Basic earnings per share	$0.62	$0.66	$1.38	$1.07
Diluted earnings per share	$0.60	$0.65	$1.33	$1.05

The following stock option grants were outstanding during the three and six-months ended March 31, 2017 or 2016, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Options	67	731	2	734
Weighted-average option price	$62.98	$46.55	$70.39	$46.55

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Weighted-average treasury stock shares held for deferred compensation obligations	185	185	175	181

Note 4. Joint venture

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”) to design, develop and source fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

As part of the JV formation, Woodward contributed to the JV certain contractual rights and intellectual property applicable to the existing GE commercial aircraft engine programs within the scope of the JV.  Woodward had no initial cost basis in the JV because Woodward had no cost basis in the contractual rights and intellectual property contributed to the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year which began on January 4, 2017 subject to certain claw-back conditions.  Woodward received its first annual payment of $4,894, which was recorded as deferred income and is included in Net cash provided by operating activities under the caption “Other” on the Condensed Consolidated Statement of Cash Flows, during the three-months ended March 31, 2017.  Neither Woodward nor GE contributed any tangible assets to the JV.

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded the $250,000 consideration received from GE, in January of 2016, for its purchase of a 50% equity interest in the JV as deferred income.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  Unamortized deferred income recorded in connection with the JV formation included accrued liabilities of $6,352 as of March 31, 2017 and $6,552 as of September 30, 2016, and other liabilities of $240,153 as of March 31, 2017 and $238,187 as of September 30, 2016.  Amortization of the deferred income recognized as an increase to sales was $1,632 for the three months and $3,128 for the six-months ended March 31, 2017, and $1,962 for the three and six-months ended March 31, 2016.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  The JV is a related party to Woodward.  Other income includes $382 for the three months and $1,066 for the six-months ended March 31, 2017 and $2,158 for the three and six-months ended March 31, 2016 related to Woodward’s equity interest in the earnings of the JV.  During the three and six-months ended March 31, 2017 Woodward received a $2,500 cash distribution from the JV which is included in Net cash provided by operating activities under the caption “Other” on the Condensed Consolidated Statement of Cash Flows. Woodward received no cash distributions from the JV in the three and six-months ended March 31, 2016.  Woodward’s net investment in the JV, which is included in other assets, was $4,770 as of March 31, 2017 and $6,204 as of September 30, 2016.

Woodward’s  net sales include $18,415 for the three months and $33,717 for the six-months ended March 31, 2017 of sales to the JV, compared to $15,015 for the three and six-months ended March 31, 2016.  Woodward recorded a reduction to sales of $5,674 for the three months and $11,077 for the six-months ended March 31, 2017 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to $7,016 for the three and six-months ended March 31, 2016.  The Condensed Consolidated Balance Sheets,  include “Accounts receivable” of $8,816 at  March 31, 2017 and $5,326 at September 30, 2016 related to amounts the JV owed Woodward, and include “Accounts payable” of $7,019 at March 31, 2017, and $3,926 at September 30, 2016 related to amounts Woodward owed the JV.

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of March 31, 2017 or September 30, 2016.

	At March 31, 2017				At September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$71,314	$-	$-	$71,314	$80,959	$-	$-	$80,959
Investments in money market funds	-	-	-	-	48	-	-	48
Investments in reverse repurchase agreements	167	-	-	167	83	-	-	83
Investments in term deposits with foreign banks	7,472	-	-	7,472	7,136	-	-	7,136
Equity securities	15,340	-	-	15,340	12,491	-	-	12,491
Total financial assets	$94,293	$-	$-	$94,293	$100,717	$-	$-	$100,717

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

Accounts receivable, accounts payable, the current portion of long-term debt, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2017		At September 30, 2016
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$16,211	$15,361	$17,501	$15,849
Investments in short-term time deposits	2	-	-	4,882	4,918
Liabilities:
Short-term borrowings	2	(134,300)	(134,300)	(150,000)	(150,000)
Long-term debt, excluding current portion	2	$(586,706)	$(563,941)	$(617,857)	$(579,244)

In fiscal years 2014 and 2013, Woodward received long-term notes from municipalities within the states of Illinois and Colorado in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.9% at March 31, 2017 and 2.2% at September 30, 2016.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the short-term time deposits was 6.9% at September 30, 2016.  There were no investments in short-term time deposits at March 31, 2017.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.4% at March 31, 2017 and 1.9% at September 30, 2016.

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

By using derivative and/or hedging instruments to manage its risk exposure, Woodward is subject, from time to time, to credit risk and market risk on those derivative instruments.  Credit risk arises from the potential failure of the counterparty to perform under the terms of the derivative and/or hedging instrument.  When the fair value of a derivative contract is positive, the counterparty owes Woodward, which creates credit risk for Woodward.  Woodward mitigates this credit risk by entering into transactions with only counterparties that are believed to be creditworthy.  Market risk arises from the potential adverse effects on the value of derivative and/or hedging instruments that result from a change in interest rates, commodity prices, or foreign currency exchange rates.  Woodward minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Woodward did not enter into any derivatives or hedging transactions during any of the three or six-months ended March 31, 2017 or March 31, 2016.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive (losses) earnings (“accumulated OCI”), were net gains of $254 as of March 31, 2017 and $290 as of September 30, 2016.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Condensed Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2017	2016	2017	2016
Amount of (income) expense recognized in earnings on derivative	$(18)	$28	$(36)	$57
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-	-	-
Amount of (gain) loss reclassified from accumulated OCI into earnings	(18)	28	(36)	57

Based on the carrying value of the realized but unrecognized gains on terminated derivative instruments designated as cash flow hedges as of March 31, 2017, Woodward expects to reclassify $72 of net unrecognized gains on terminated derivative instruments from accumulated other comprehensive (losses) earnings to earnings during the next twelve months.

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026.  Woodward designated the €40,000 Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  A foreign exchange loss on the Series M Notes of $664 for the three months and a foreign exchange gain of $2,150 for the six months ended March 31, 2017 is included in foreign currency translation adjustments within total comprehensive (losses) earnings.

In June 2015, Woodward designated an intercompany loan of 160,000 Renminbi (“RMB”) between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Net unrealized foreign exchange losses on the loan of $345 for the three months and net unrealized foreign exchange gains on the loan of $517 for the six-months ended March 31, 2016 is included in foreign currency translation adjustments within total comprehensive earnings.  In June 2016, the intercompany loan was repaid.

In July 2016, Woodward designated a new intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Net unrealized foreign exchange losses on the loan of $281 for the three months and net unrealized foreign exchange gains on the loan of $735 for the six-months ended March 31, 2017 are included in foreign currency translation adjustments within total comprehensive (losses) earnings.

Note 7.  Supplemental statement of cash flows information

	Six-Months Ended March 31,
	2017	2016
Interest paid, net of amounts capitalized	$13,999	$18,127
Income taxes paid	9,160	7,470
Income tax refunds received	90	1,361
Non-cash activities:
Purchases of property, plant and equipment on account	7,621	12,028
Property, plant and equipment acquired by capital lease	-	1,239
Common shares issued from treasury to settle employee liabilities	1,767	-
Common shares issued from treasury to settle benefit obligations (Note 18)	14,014	13,999
Purchases of treasury stock on account	-	1,745
Cashless exercise of stock options	1,473	555

Note 8.  Accounts receivable

Almost all of Woodward’s sales are made on credit and result in accounts receivable that are recorded at the amount invoiced.  In the normal course of business, not all accounts receivable are collected.  Therefore, an allowance for losses of accounts receivable is provided equal to the amount that Woodward believes ultimately will not be collected.  In establishing the amount of the allowance, Woodward considers customer-specific information related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, and current economic conditions.  Accounts receivable losses are deducted from the allowance, and the related accounts receivable balances are written off when the receivables are deemed uncollectible.  Recoveries of accounts receivable previously written off are recognized when received.

Consistent with business practice common in China, Woodward’s Chinese subsidiary accepts from Chinese customers, in settlement of certain customer accounts receivable, bankers’ acceptance notes issued by Chinese banks that are believed to be creditworthy.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is Woodward’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a banker’s acceptance note from a customer, such customer has no further obligation to pay Woodward for the related accounts receivable balance.  Woodward only accepts bankers’ acceptance notes issued by banks that are believed to be creditworthy as to which the credit risk associated with the bankers’ acceptance notes is believed to be minimal.

The composition of Woodward’s accounts receivable at March 31, 2017 and September 30, 2016 follows:

	March 31,	September 30,
	2017	2016
Accounts receivable from:
Customers	$263,773	$341,215
Other (Chinese financial institutions)	18,618	5,093
Allowance for uncollectible customer amounts	(2,494)	(2,540)
	$279,897	$343,768

Note 9.  Inventories

	March 31,	September 30,
	2017	2016
Raw materials	$56,500	$54,246
Work in progress	119,952	109,756
Component parts (1)	273,341	249,307
Finished goods	56,482	48,374
	$506,275	$461,683
(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 10.  Property, plant, and equipment

	March 31,	September 30,
	2017	2016
Land and land improvements	$87,514	$87,696
Buildings and building improvements	526,597	527,704
Leasehold improvements	14,990	15,213
Machinery and production equipment	488,851	484,315
Computer equipment and software	122,570	117,984
Office furniture and equipment	26,841	29,344
Other	19,165	18,969
Construction in progress	108,020	88,909
	1,394,548	1,370,134
Less accumulated depreciation	(506,313)	(493,784)
Property, plant, and equipment, net	$888,235	$876,350

Included in “Office furniture and equipment” and “Other” is $1,653 at March 31, 2017 and September 30, 2016, of gross assets acquired on capital leases, and accumulated depreciation included $530 at March 31, 2017 and $322 at September 30, 2016 of amortization associated with the capital lease assets.

In fiscal year 2015, Woodward completed and placed into service a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and has occupied the new facility in anticipation of beginning serial production of new narrow-body product lines beginning in fiscal year 2017 for its Aerospace segment.  This campus is intended to support Woodward’s expected growth in its Aerospace segment over the next ten years and beyond, required as a result of Woodward being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  Included in “Construction in progress” are costs of $41,941 at March  31, 2017 and $26,741 at September 30, 2016 associated with new equipment purchases for the second campus.

For the three and six-months ended March 31, 2017 and 2016, Woodward had depreciation expense as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Depreciation expense	$13,663	$8,633	$26,118	$18,749

For the three and six-months ended March 31, 2017  and 2016, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Capitalized interest	$481	$2,267	$953	$4,140

Note 11.  Goodwill

	September 30, 2016	Effects of Foreign Currency Translation	March 31, 2017
Aerospace	$455,423	$-	$455,423
Industrial	100,261	(1,710)	98,551
Consolidated	$555,684	$(1,710)	$553,974

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, or at any time there is an indication goodwill is more-likely-than-not impaired, commonly referred to as triggering events.  There have been no such triggering events during any of the periods presented and Woodward’s fourth quarter of fiscal year 2016 impairment test resulted in no impairment.

Note 12.  Intangible assets, net

	March 31, 2017			September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(142,657)	$139,568	$282,225	$(134,158)	$148,067
Industrial	40,860	(33,896)	6,964	40,969	(33,509)	7,460
Total	$323,085	$(176,553)	$146,532	$323,194	$(167,667)	$155,527

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,190	(17,844)	1,346	19,435	(17,876)	1,559
Total	$19,190	$(17,844)	$1,346	$19,435	$(17,876)	$1,559

Process technology:
Aerospace	$76,605	$(46,177)	$30,428	$76,605	$(43,229)	$33,376
Industrial	22,721	(16,812)	5,909	22,965	(16,200)	6,765
Total	$99,326	$(62,989)	$36,337	$99,570	$(59,429)	$40,141

Other intangibles:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	1,186	(824)	362	1,246	(823)	423
Total	$1,186	$(824)	$362	$1,246	$(823)	$423

Total intangibles:
Aerospace	$358,830	$(188,834)	$169,996	$358,830	$(177,387)	$181,443
Industrial	83,957	(69,376)	14,581	84,615	(68,408)	16,207
Consolidated Total	$442,787	$(258,210)	$184,577	$443,445	$(245,795)	$197,650

For the three and six-months ended March 31, 2017 and 2016, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Amortization expense	$6,431	$6,926	$12,889	$13,872

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2017 (remaining)	$12,865
2018	24,931
2019	23,095
2020	20,340
2021	18,394
Thereafter	84,952
$184,577

Note 13.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $134,300 in principal amount of borrowings outstanding as of March 31, 2017, at an effective interest rate of 2.03% and $156,700 in principal amount of borrowings outstanding as of September 30, 2016, at an effective interest rate of 1.77%.   As of March 31, 2017,  all of the borrowings under the Revolving Credit Agreement were classified as short-term based on Woodward’s intent and ability to pay this amount in the next twelve months.

Short-term borrowings

During the three-months ended March 31, 2017, a Chinese subsidiary of Woodward amended its local uncommitted credit facility with the Hong Kong and Shanghai Banking Company (“HSBC”) under which it had the ability to borrow up to either $22,700, or the local currency equivalent of $22,700, up to the amount of a parent guarantee from Woodward.  Under the amended agreement, the Chinese subsidiary has the ability to borrow up to either $4,550, or the local currency equivalent of $4,550, up to the amount of a parent guarantee from Woodward.   The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 15% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at March 31, 2017 and September 30, 2016.

On January 5, 2017, the Brazilian subsidiary of Woodward amended its local uncommitted credit facility with the Banco J.P. Morgan S.A., under which it had the ability to borrow up to 52,000 Brazilian Real, to extend the maturity date until July 14, 2017 and decrease the maximum borrowing capacity to 1,000 Brazilian Real.  Any cash borrowings under the local Brazilian credit facility are secured by a parent guarantee from Woodward.  The Brazilian subsidiary may utilize the local facility to support its operating cash needs.  Local currency borrowings on the Brazilian credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 1.75%.  The Brazilian subsidiary had no outstanding cash borrowings against the local credit facility at March 31, 2017 and September 30, 2016.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of March 31, 2017 and September 30, 2016 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt

	March 31,	September 30,
	2017	2016
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020, unsecured	$134,300	$156,700
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 2026; unsecured	42,735	44,886
Series N notes – 1.31% due September 2028; unsecured	82,265	86,406
Series O notes – 1.57% due September 2031; unsecured	45,941	48,252
Total debt	698,241	729,244
Less: Current portion of long-term debt	(134,300)	(150,000)
Unamortized debt issuance costs	(1,896)	(2,091)
Long-term debt, less current portion	$562,045	$577,153

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

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the 2016 Notes will be payable semi-annually on March 23 and September 23 of each year, commencing on March 23, 2017, until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of March 31, 2017, the Series J Notes bore interest at an effective rate of 2.3%.

Debt Issuance Costs

Unamortized debt issuance costs associated with the Notes of $1,896 as of March 31, 2017 and $2,091 as of September 30, 2016 were recorded as a reduction in “Long-term debt, less current portion” in the Condensed Consolidated Balance Sheets.  Unamortized debt issuance costs of $2,697 associated with the Revolving Credit Agreement as of March 31, 2017 and $3,134 as of September 30, 2016 were recorded as “Other assets” in the Condensed Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 14.  Accrued liabilities

	March 31,	September 30,
	2017	2016
Salaries and other member benefits	$37,947	$87,197
Warranties	15,041	15,993
Interest payable	9,091	9,071
Current portion of acquired performance obligations and unfavorable contracts (1)	2,393	2,910
Accrued retirement benefits	2,503	2,505
Current portion of loss reserve on contractual lease commitments	1,840	1,840
Current portion of deferred income from JV formation (Note 4)	6,352	6,552
Deferred revenues	5,385	5,779
Taxes, other than income	13,890	14,580
Other	11,536	10,200
	$105,978	$156,627

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

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2017	2016	2017	2016
Warranties, beginning of period	$15,528	$13,370	$15,993	$13,741
Expense, net of recoveries	2,139	3,175	4,062	6,411
Reductions for settling warranties	(2,750)	(1,274)	(4,782)	(4,743)
Foreign currency exchange rate changes	124	282	(232)	144
Warranties, end of period	$15,041	$15,553	$15,041	$15,553

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

The summary for the activity in the loss reserve during the three and six-months ended March 31, 2017 and March 31, 2016 is as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2017	2016	2017	2016
Loss reserve on contractual lease commitments, beginning of period	$8,840	$10,629	$9,242	$2,464
Additions	-	-	-	8,165
Payments	(445)	(857)	(847)	(857)
Loss reserve on contractual lease commitments, end of period	$8,395	$9,772	$8,395	$9,772

Other liabilities included $6,555 of accrued loss reserve on contractual lease commitments that are not expected to be settled or paid within twelve months as of March 31, 2017.

Note 15.  Other liabilities

	March 31,	September 30,
	2017	2016
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$69,858	$70,479
Noncurrent portion of deferred income from JV formation (1)	240,153	238,187
Total unrecognized tax benefits, net of offsetting adjustments	12,840	17,239
Acquired unfavorable contracts (2)	3,081	3,148
Deferred economic incentives (3)	15,306	16,196
Loss reserve on contractual lease commitments (4)	6,555	7,402
Other	12,073	15,573
	$359,866	$368,224

(1)	See Note 4, Joint venture for more information on the deferred income from JV formation.
(2)

In connection with the Duarte Acquisition in fiscal year 2013, Woodward assumed current and long-term performance obligations for contractual commitments that are expected to result in future economic losses.  The long-term portion of the acquired unfavorable contracts is included in Other liabilities.

(3)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

(4)	See Note 14, Accrued liabilities for more information on the loss reserve on contractual lease commitments.

Note 16.  Other (income) expense, net

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Equity interest in the earnings of the JV (Note 4)	$(382)	$(2,158)	$(1,066)	$(2,158)
Net (gain) loss on sales of assets	37	1	(3,662)	(1,601)
Rent income	(70)	(83)	(143)	(184)
Net (gain) loss on investments in deferred compensation program	(705)	(130)	(729)	(434)
Other	(195)	(57)	(303)	(59)
	$(1,315)	$(2,427)	$(5,903)	$(4,436)

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

On December 7, 2016, the U.S. Treasury Department issued regulations under Internal Revenue Code Section 987 (“Section 987 Regulations”) which clarify how companies calculate foreign currency translation gains and losses for income tax purposes for branches whose accounting records are kept in a currency other than the currency of the company.  The issuance of these Section 987 Regulations had no significant impact on Woodward’s Condensed Consolidated Financial Statements for the six months ended March 31, 2017.

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Earnings before income taxes	$50,236	$54,366	$97,295	$82,322
Income tax expense	12,131	13,542	12,642	15,678
Effective tax rate	24.1%	24.9%	13.0%	19.0%

The decrease in the year-over-year effective tax rate for the second quarter of fiscal year 2017 is primarily attributable to a larger favorable adjustment for the net excess income tax benefits from stock-based compensation and favorable changes to state apportionment in the current quarter.  These decreases in the year-over-year effective tax rate were partially offset by smaller net favorable resolutions of tax matters in the current quarter compared to the prior year quarter and the release of foreign valuation allowances in the second quarter of fiscal year 2016 that did not repeat in the current quarter.

The decrease in the year-over-year effective tax rate for the six-months ended March 31, 2017 is primarily attributable to the impact of the repatriation to the U.S. of certain net foreign profits and losses in the first quarter of fiscal year 2017 and a larger favorable adjustment for the net excess income tax benefit from stock-based compensation in the current fiscal year.  This combined decrease was partially offset by the retroactive benefit of the U.S. research and experimentation credit pursuant to the December 18, 2015 enactment of the Protecting Americans from Tax Hikes Act of 2015, which was included in the effective tax rate for the first quarter of fiscal year 2016 but did not repeat in the first quarter of fiscal year 2017.

Gross unrecognized tax benefits were $18,747 as of March 31, 2017, and $23,526 as of September 30, 2016.  Included in the balance of unrecognized tax benefits were $11,618 as of March 31, 2017 and $11,426 as of September 30, 2016 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $3,702 in the next twelve months due to the completion of reviews by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $1,679 as of March 31, 2017 and $1,273 as of September 30, 2016.

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  In the second quarter of fiscal years 2017 and 2016, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 199 shares of common stock for a value of $14,014 in fiscal year 2017, and 317 total shares of common stock for a value of $13,999 in fiscal year 2016.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Company costs	$8,502	$7,478	$15,751	$15,482

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

During the third quarter of fiscal year 2016, Woodward opened a lump-sum buy-out window, which closed in the fourth quarter of fiscal year 2016 and was fully settled during the first quarter of fiscal year 2017, for certain former U.S. employees and/or their dependents eligible to receive postretirement defined benefit pension payments for past employment services to the Company.  Eligible pension plan participants may elect to receive a one-time lump-sum payment or an immediate annuity in lieu of future pension benefit payments.  Pension benefit payments paid from available pension plan assets under the lump-sum buy-out options were $670 during the first quarter and first half of fiscal year 2017.  Woodward expects to make no further pension benefit payments under the lump-sum buy-out options.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended March 31,
	United States		Other Countries		Total
	2017	2016	2017	2016	2017	2016
Service cost	$418	$424	$187	$185	$605	$609
Interest cost	1,439	1,309	296	411	1,735	1,720
Expected return on plan assets	(2,633)	(2,535)	(638)	(666)	(3,271)	(3,201)
Amortization of:
Net actuarial loss	463	323	126	63	589	386
Prior service cost	96	96	-	-	96	96
Net periodic retirement pension (benefit) cost	$(217)	$(383)	$(29)	$(7)	$(246)	$(390)
Contributions paid	$-	$-	$101	$139	$101	$139

	Six-Months Ended March 31,
	United States		Other Countries		Total
	2017	2016	2017	2016	2017	2016
Service cost	$837	$1,098	$379	$371	$1,216	$1,469
Interest cost	2,878	2,626	592	846	3,470	3,472
Expected return on plan assets	(5,265)	(5,077)	(1,279)	(1,363)	(6,544)	(6,440)
Amortization of:
Net actuarial loss	927	646	253	128	1,180	774
Prior service cost	192	192	-	-	192	192
Net periodic retirement pension (benefit) cost	$(431)	$(515)	$(55)	$(18)	$(486)	$(533)
Contributions paid	$-	$-	$466	$528	$466	$528

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$3	$6	$7	$11
Interest cost	311	262	622	524
Amortization of:
Net actuarial loss	51	39	101	78
Prior service benefit	(39)	(39)	(79)	(79)
Net periodic other postretirement (benefit) cost	$326	$268	$651	$534
Contributions paid	$804	$840	$1,419	$1,221

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

Retirement pension benefits:
United States	$-
United Kingdom	222
Japan	-
Other postretirement benefits	2,620

Multiemployer defined benefit plans

Woodward operates two multiemployer defined benefit plans for certain employees in the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Company contributions	$79	$157	$147	$287

Note 19.  Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, Woodward’s Board of Directors terminated the Company’s prior stock repurchase program (the “Prior Repurchase Program”) and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2019 (the “2016 Authorization”).  Under the 2016 Authorization, in the first half of fiscal year 2017, Woodward purchased 886 shares of its common stock for $61,229, of which 350 shares were purchased pursuant to a 10b5-1 plan and 536 shares were purchased pursuant to a 10b-18 plan.

Under the Prior Repurchase Program, in the first quarter of fiscal year 2016, Woodward executed a 10b5-1 plan to repurchase up to $125,000 of its common stock for a period that ended on April 20, 2016.  During the first half of fiscal year 2016, Woodward purchased 2,523 shares of its common stock for $119,119.

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

Woodward’s stockholders approved a successor plan to the 2006 Plan (the “2017 Plan”) at the January 25, 2017 Annual Stockholder Meeting.  As of September 14, 2016, the effective date of the 2017 Plan, Woodward’s Board of Directors delegated authority to administer the 2017 Plan to the compensation committee of the board (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  The Committee approved issuance of options under the 2017 Plan, with an award date of October 3, 2016 conditional and subject to approval of the 2017 Plan by the stockholders.  The stock options conditionally awarded under the 2017 Plan were not granted or outstanding for accounting purposes prior to stockholder approval of the 2017 Plan, and as such no stock-based compensation expense was recognized on these stock options during the three-months ended December 31, 2016.  Stock-based compensation expense recognized on these stock options for the three-months ended March 31, 2017 includes recognition of the elapsed service period of these stock options from October 3, 2016 through March 31, 2017.

Stock options

Woodward has reserved a total of 2,000 shares of Woodward’s common stock for issuance under the 2017 Plan, which was approved by Woodward’s stockholders in January 2017.  To date equity awards under the 2017 Plan have consisted of grants of stock options to Woodward’s employees and directors.  Woodward believes that these stock options align the interests of its employees and directors with the interests of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date the grants are awarded, a ten-year term, and generally a four-year vesting schedule at a rate of 25% per year.

The date of grant for stock options is the date when the grants become unconditionally awarded and an employer and grantee reach a mutual understanding of the key terms and conditions of the grant.  Stock options awarded as of October 3, 2016 were conditional and subject to the approval of the 2017 Plan by the stockholders.  As such, those awards have a date of grant for accounting purposes of January 25, 2017, the date the 2017 Plan was approved by stockholders.  The fair value of options granted is estimated as of that same date using the Black-Scholes-Merton option-valuation model using the assumptions in the following table.  Woodward calculates the expected term, which represents the average period of time that stock options granted are expected to be outstanding, based upon historical experience of plan participants.  Expected volatility is based on historical volatility using daily stock price observations.  The estimated dividend yield is based upon Woodward’s historical dividend practice and the market value of its common stock.  The risk-free rate is based on the U.S. treasury yield curve, for periods within the contractual life of the stock option, at the time of grant.

	Three-Months Ended				Six-Months Ended
	March 31,				March 31,
	2017			2016	2017			2016
Weighted-average exercise price per share	$62.64			n/a	$62.64			$40.26
Weighted-average grant date market value of Woodward stock	$69.45			n/a	$69.45			$40.26
Expected term (years)	6.0	-	8.7	n/a	6.0	-	8.7	6.3	-	8.7
Estimated volatility	31.5%	-	33.7%	n/a	31.5%	-	33.7%	34.5%	-	35.1%
Estimated dividend yield	0.7%			n/a	0.7%			1.0%
Risk-free interest rate	2.2%	-	2.5%	n/a	2.2%	-	2.5%	1.7%	-	2.0%

The following is a summary of the activity for stock option awards during the three and six-months ended March 31, 2017:

	Three-Months Ended		Six-Months Ended
	March 31, 2017		March 31, 2017
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	4,792	$35.35	4,944	$35.35
Options granted	780	62.64	780	62.64
Options exercised	(236)	33.21	(375)	33.81
Options forfeited	(5)	42.73	(18)	42.34
Options, ending balance	5,331	39.43	5,331	39.43

Changes in non-vested stock options during the three and six-months ended March 31, 2017 were as follows:

	Three-Months Ended		Six-Months Ended
	March 31, 2017		March 31, 2017
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value per Share
Options outstanding, beginning balance	1,304	$14.70	2,075	$14.90
Options granted	780	25.05	780	25.05
Options vested	(3)	18.27	(761)	15.25
Options forfeited	(5)	14.77	(18)	14.56
Options outstanding, ending balance	2,076	18.58	2,076	18.58

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2017 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,331	$39.43	6.4	$151,901
Options vested and exercisable	3,254	32.80	5.0	114,271
Options vested and expected to vest	5,224	39.18	6.3	150,155

Restricted Stock

In the first quarter of fiscal year 2014, Woodward granted an award of 24 shares of restricted stock under the 2006 Plan to its Chief Executive Officer and President, Thomas A. Gendron.  Subject to Mr. Gendron’s continued employment by the Company, 100% of these shares of restricted stock will vest following the end of the Company’s fiscal year 2017 if a specified cumulative earnings per share (“EPS”) target is met or exceeded for fiscal years 2014 through 2017.  If this EPS target is not met for that period, all shares of restricted stock will be forfeited by Mr. Gendron.  As of March 31, 2017, Woodward determined it is not probable that the restricted shares will vest.  The shares of restricted stock were awarded to Mr. Gendron pursuant to a form restricted stock agreement approved by Woodward’s Compensation Committee of the Board of Directors.

A summary of the activity for restricted stock awards in the three and six-months ended March 31, 2017 follows:

	Three-Months Ended		Six-Months Ended
	March 31, 2017		March 31, 2017
	Number	Fair Value per Share	Number	Fair Value per Share
Beginning balance	24	$39.43	24	$39.43
Shares granted	-	n/a	-	n/a
Shares vested	-	n/a	-	n/a
Shares forfeited	-	n/a	-	n/a
Ending balance	24	39.43	24	39.43

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

At March 31, 2017, there was approximately $12,622 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2006 Plan (for which no further grants will be made) and stock options granted under the 2017 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation cost recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Segment external net sales:
Aerospace	$320,526	$290,690	$587,206	$559,289
Industrial	179,855	188,692	356,069	365,203
Total consolidated net sales	$500,381	$479,382	$943,275	$924,492
Segment earnings:
Aerospace	$58,227	$50,578	$105,104	$94,064
Industrial	17,089	19,469	35,087	41,020
Nonsegment expenses	(18,764)	(9,888)	(30,145)	(40,508)
Interest expense, net	(6,316)	(5,793)	(12,751)	(12,254)
Consolidated earnings before income taxes	$50,236	$54,366	$97,295	$82,322

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	March 31, 2017	September 30, 2016
Segment assets:
Aerospace	$1,655,431	$1,637,522
Industrial	681,722	705,169
Unallocated corporate property, plant and equipment, net	91,904	89,988
Other unallocated assets	178,103	209,683
Consolidated total assets	$2,607,160	$2,642,362

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
•

our ability to successfully manage regulatory, tax, and legal matters (including the adequacy of amounts accrued for contingencies, the U.S. Foreign Corrupt Practices Act, international trade regulations, and product liability, patent, and intellectual property matters);

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

OVERVIEW

Operational Highlights

Second Quarter Highlights

Net sales for the second quarter of fiscal year 2017 were $500,381, an increase of $20,999, or 4.4% from $479,382 for the second quarter of the prior year.  Aerospace segment sales for the second quarter of fiscal year 2017 were up $29,836, or 10.3% to $320,526, compared to $290,690 for the second quarter of the prior fiscal year.  Industrial segment sales for the second quarter of fiscal year 2017 were down $8,837, or 4.7% to $179,855, compared to $188,692 for the second quarter of the prior fiscal year.

Net earnings for the second quarter of fiscal year 2017 were $38,105, or $.60 per diluted share, a decrease of $2,719, compared to $40,824, or $0.65 per diluted share, for the second quarter of fiscal year 2016.

The effective tax rate in the second quarter of fiscal year 2017 was 24.1%, compared to 24.9% for the second quarter of the prior fiscal year.

Earnings before interest and taxes (“EBIT”) for the second quarter of fiscal year 2017 were  $56,552, down 6.0% from $60,159 in the second quarter of fiscal year 2016.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal year 2017 were  $76,646, up 1.2% from $75,718 for the second quarter of fiscal year 2016.

Aerospace segment earnings as a percent of segment net sales increased to 18.2% in the second quarter of fiscal year 2017 from 17.4% in the second quarter of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 9.5% in the second quarter of fiscal year 2017 from 10.3% in the second quarter of the prior fiscal year.

Year to Date Highlights

Net sales for the first half of fiscal year 2017 were $943,275, an increase of 2.0% from $924,492 for the first half of the prior fiscal year.  Aerospace segment sales for the first half of fiscal year 2017 were up 5.0% to $587,206, compared to $559,289 for the first half of the prior fiscal year.  Industrial segment sales for the first half of fiscal year 2017 were down 2.5% to $356,069 compared to $365,203 for the first half of the prior fiscal year.

Net earnings for the first half of fiscal year 2017 were $84,653, or $1.33 per diluted share, an increase of $18,009, or 27.0% compared to $66,644, or $1.05 per diluted share, for the first half of fiscal year 2016.  Net earnings for the first half of fiscal year 2016 included approximately $9,900 ($16,100 pre-tax), or $0.16 per diluted share, of special charges related to our initiatives to consolidate facilities, reduce costs and address market conditions.

The effective tax rate in the first half of fiscal year 2017 was 13.0%, compared to 19.0% for the first half of the prior fiscal year.

EBIT for the first half of fiscal year 2017 was $110,046, up 16.4% from $94,576 in the same period of fiscal year 2016.  EBITDA for the first half of fiscal year 2017 was $149,053, up 17.2% from $127,197 for the same period of fiscal year 2016.  EBIT and EBITDA for the first half of fiscal year 2016 include the special charges of approximately $16,100 discussed above.

Aerospace segment earnings as a percent of segment net sales increased to 17.9% in the first half of fiscal year 2017 from 16.8% in the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 9.9% in the first half of fiscal year 2017 from 11.2% in the prior fiscal year.

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2017 was $129,994, compared to $361,682 for the first half of fiscal year 2016.  Net cash provided by operating activities for the first half of fiscal year 2016 included $250,000 of cash received related to the formation of a strategic joint venture (the “JV”) between Woodward and General Electric Company (the “JV Proceeds”).  For further discussion of the JV, see Note 4, Joint venture in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

For the first half of fiscal year 2017, adjusted free cash flow, which we define as net cash flows provided by operating activities less payments for property, plant and equipment and less the JV Proceeds, was $86,941, compared to $12,366 for the first half of fiscal year 2016.  The increase is primarily attributable to higher net earnings and lower payments for property, plant and equipment in the first half of fiscal year 2017 as compared to the first half of fiscal year 2016.

At March 31, 2017, we held $78,953 in cash and cash equivalents, and had total outstanding debt of $696,345 with additional borrowing availability of $855,541, net of outstanding letters of credit, under our revolving credit agreement.  At March 31, 2017, we had additional borrowing capacity of $7,554 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Six-Months Ended
	March 31, 2017	% of Net Sales	March 31, 2016	% of Net Sales	March 31, 2017	% of Net Sales	March 31, 2016	% of Net Sales
Net sales	$500,381	100%	$479,382	100%	$943,275	100%	$924,492	100%
Costs and expenses:
Cost of goods sold	365,156	73.0	346,139	72.2	692,350	73.4	679,516	73.5
Selling, general, and administrative expenses	43,172	8.6	36,823	7.7	76,968	8.2	77,605	8.4
Research and development costs	30,385	6.1	31,762	6.6	56,925	6.0	63,359	6.9
Amortization of intangible assets	6,431	1.3	6,926	1.4	12,889	1.4	13,872	1.5
Interest expense	6,790	1.4	6,234	1.3	13,630	1.4	13,142	1.4
Interest income	(474)	(0.1)	(441)	(0.1)	(879)	(0.1)	(888)	(0.1)
Other (income) expense, net	(1,315)	(0.3)	(2,427)	(0.5)	(5,903)	(0.6)	(4,436)	(0.5)
Total costs and expenses	450,145	90.0	425,016	88.7	845,980	89.7	842,170	91.1
Earnings before income taxes	50,236	10.0	54,366	11.3	97,295	10.3	82,322	8.9
Income tax expense	12,131	2.4	13,542	2.8	12,642	1.3	15,678	1.7
Net earnings	$38,105	7.6	$40,824	8.5	$84,653	9.0	$66,644	7.2

Other select financial data:

	March 31,	September 30,
	2017	2016
Working capital	$489,469	$463,811
Short-term borrowings and current portion of long-term debt	134,300	150,000
Total debt	696,345	727,153
Total stockholders' equity	1,254,792	1,212,595

Net Sales

Consolidated net sales for the second quarter of fiscal year 2017 increased by $20,999, or 4.4%, compared to the same period of fiscal year 2016.  Consolidated net sales for the first half of fiscal year 2017 increased by $18,783, or 2.0%, compared to the same period of fiscal year 2016.  Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Six-Month Period
Consolidated net sales for the period ended March 31, 2016	$479,382	$924,492
Aerospace volume	26,496	22,159
Industrial volume	(5,828)	(3,645)
Effects of changes in price and sales mix	2,808	2,917
Effects of changes in foreign currency rates	(2,477)	(2,648)
Consolidated net sales for the period ended March 31, 2017	$500,381	$943,275

The increase in net sales for the second quarter and first half of fiscal year 2017 was primarily attributable to increased defense sales for aftermarket and original equipment manufacturer (“OEM”), and increased commercial OEM sales in the Aerospace segment,  partially offset by decreased industrial gas turbine aftermarket sales and wind turbine converter sales in our Industrial segment.

Costs and Expenses

Costs and expenses for the first half of fiscal year 2016 included special charges totaling approximately $16,100 ($13,300 included in cost of goods sold, $1,700 included in selling, general and administrative expenses, and $1,100 included in research and development costs) related to our efforts to consolidate facilities, reduce costs and address current market conditions in fiscal year 2016.  There were no comparable costs and expenses recorded in the first half of fiscal year 2017.

Cost of goods sold increased by $19,017 to $365,156, or 73.0% of net sales, for the second quarter of fiscal year 2017 from $346,139, or 72.2% of net sales, for the second quarter of fiscal year 2016.  Cost of goods sold increased by  $12,834 to $692,350, or 73.4% of net sales, for the first half of fiscal year 2017 from $679,516, or 73.5% of net sales, for the first half of fiscal year 2016.  The increase in cost of goods sold for the second quarter and first half of fiscal year 2017 as compared to the same periods of fiscal year 2016 is primarily attributable to higher sales volume and planned facility ramp-up costs in our Aerospace segment, and planned new facility expenses for our new Colorado facilities.  This year-over-year change was partially offset by the inclusion of special charges in the first half of fiscal year 2016 of approximately $13,300, as described above, for which no such similar charge was recorded in fiscal year 2017.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 27.0% for the second quarter of fiscal year 2017, compared to 27.8% for the second quarter of fiscal year 2016.  Gross margin for the second quarter of fiscal year 2017 was lower as compared to the second quarter of fiscal year 2016 due to quarterly variability of costs and planned facility ramp-up costs in both our Aerospace and Industrial segments.

Gross margin was 26.6% for the first half of fiscal year 2017, compared to 26.5% for the first half of fiscal year 2016.  Gross margin for the first half of fiscal year 2017 was comparable to the first half of fiscal year 2016, as the inclusion in cost of goods sold of approximately $13,300 of special charges in the first half of fiscal year 2016 was offset by planned facility ramp-up costs for the current year period in both our Aerospace and Industrial segments.

Selling, general, and administrative expenses increased by $6,349, or 17.2%, to $43,172 for the second quarter of fiscal year 2017 as compared to $36,823 for the second quarter of fiscal year 2016.  Selling, general, and administrative expenses as a percentage of net sales was 8.6% for the second quarter of fiscal year 2017 as compared to 7.7% for the second quarter of fiscal year 2016.  The increase in selling, general and administrative expenses for the second quarter of fiscal year 2017 was primarily due to timing of the recognition of stock-based compensation expenses.

 Selling, general, and administrative expenses decreased by $637, or 0.8%, to $76,968 for the first half of fiscal year 2017 as compared to $77,605 for the first half of fiscal year 2016.  Selling, general, and administrative expenses as a percentage of net sales was 8.2% for the first half of fiscal year 2017, as compared to 8.4% for the first half of fiscal year 2016.  The decrease in selling, general and administrative expenses for the first half of fiscal year 2017 was primarily due to the inclusion in the first quarter of fiscal year 2016 of special charges of approximately $1,700 described above.

Research and development costs decreased by $1,377, or 4.3%, to $30,385 for the second quarter of fiscal year 2017, as compared to $31,762 for the second quarter of fiscal year 2016.  Research and development costs decreased as a percentage of net sales to 6.1% for the second quarter of fiscal year 2017, as compared to 6.6% for the second quarter of fiscal year 2016.  Research and development costs decreased by $6,434, or 10.2%, to $56,925 for the first half of fiscal year 2017, as compared to $63,359 for the first half of fiscal year 2016.  Research and development costs decreased as a percentage of net sales to 6.0% for the first half of fiscal year 2017, as compared to 6.9% for the first half of fiscal year 2016.  Research and development costs in the second quarter and first half of fiscal year 2017 were lower due to less net spend on Aerospace programs as well as variability in the timing of projects and expenses.  In addition, the first quarter of fiscal year 2016 included the special charges of approximately $1,100 described above.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Amortization of intangible assets decreased to $6,431 for the second quarter and $12,889 for the first half of fiscal year 2017, compared to $6,926 for the second quarter and $13,872 for the first half of fiscal year 2016.  As a percentage of net sales, amortization of intangible assets were 1.3% for the second quarter and 1.4% for the first half of fiscal year 2017, as compared to 1.4% for the second quarter and 1.5% for the first half of fiscal year 2016.  The decrease in amortization expense was primarily related to certain intangible assets becoming fully amortized during fiscal year 2016.

Interest expense was $6,790, or 1.4% of net sales, for the second quarter and $13,630, or 1.4% of net sales for the first half of fiscal year 2017, compared to $6,234, or 1.3% of net sales, for the second quarter and $13,142, or 1.4% for the first half of fiscal year 2016.  The slight increase in interest expense is primarily attributable to lower amounts of capitalized interest in the second quarter and first half of fiscal year 2017 as compared to the second quarter and first half of fiscal year 2016, as capital projects have been completed, partially offset by a decrease in higher interest debt due to the retirement of $57,000 of 7.81% Series E notes in fiscal year 2016.

Income taxes were provided at an effective rate on earnings before income taxes of 24.1% for the second quarter and 13.0% for the first half of fiscal year 2017, compared to 24.9% for the second quarter and 19.0% for the first half of fiscal year 2016.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

	Three-Month	Six-Month
	Period	Period
Effective tax rate for the period ended March 31, 2016	24.9%	19.0%
Retroactive benefit of research and experimentation credit	0.0	7.0
State and local taxes	(0.6)	(0.6)
Adjustment of prior period tax items	(0.4)	0.3
Taxes on international activities	2.0	(11.4)
Net excess income tax benefit from stock-based compensation	(1.7)	(1.1)
Other	(0.1)	(0.2)
Effective tax rate for the period ended March 31, 2017	24.1%	13.0%

The decrease in the year-over-year effective tax rate for the second quarter of fiscal year 2017 is primarily attributable to a larger favorable adjustment for the net excess income tax benefits from stock-based compensation and favorable changes to state apportionment in the current quarter.  These decreases in the year-over-year effective tax rate were partially offset by smaller net favorable resolutions of tax matters in the current quarter compared to the prior year quarter and the release of foreign valuation allowances in the second quarter of fiscal year 2016 that did not repeat in the current quarter.

The decrease in the year-over-year effective tax rate for the six-months ended March 31, 2017 is primarily attributable to the impact of the repatriation to the U.S. of certain net foreign profits and losses in the first quarter of fiscal year 2017 and a larger favorable adjustment for the net excess income tax benefit from stock-based compensation in the current fiscal year.  This combined decrease was partially offset by the retroactive benefit of the U.S. research and experimentation credit pursuant to the December 18, 2015 enactment of the Protecting Americans from Tax Hikes Act of 2015, which was included in the effective tax rate for the first quarter of fiscal year 2016 but did not repeat in the first quarter of fiscal year 2017.

Segment Results

The following table presents sales by segment:

	Three-Months Ended March 31,				Six-Months Ended March 31,
	2017		2016		2017		2016
Net sales:
Aerospace	$320,526	64.1%	$290,690	60.6%	$587,206	62.3%	$559,289	60.5%
Industrial	179,855	35.9	188,692	39.4	356,069	37.7	365,203	39.5
Consolidated net sales	$500,381	100.0%	$479,382	100.0%	$943,275	100.0%	$924,492	100.0%

The following table presents earnings by segment:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2017	2016	2017	2016
Aerospace	$58,227	$50,578	$105,104	$94,064
Industrial	17,089	19,469	35,087	41,020
Nonsegment expenses	(18,764)	(9,888)	(30,145)	(40,508)
Interest expense, net	(6,316)	(5,793)	(12,751)	(12,254)
Consolidated earnings before income taxes	50,236	54,366	97,295	82,322
Income tax expense	(12,131)	(13,542)	(12,642)	(15,678)
Consolidated net earnings	$38,105	$40,824	$84,653	$66,644

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2017	2016	2017	2016
Aerospace	18.2%	17.4%	17.9%	16.8%
Industrial	9.5%	10.3%	9.9%	11.2%

Aerospace

Aerospace segment net sales were $320,526 for the second quarter of fiscal year 2017, up 10.3% compared to $290,690 for the same period of fiscal year 2016.  Aerospace segment net sales were $587,206 for the first half of fiscal year 2017, up 5.0% compared to $559,289 for the same period of fiscal year 2016.  The increase in segment net sales for the second quarter and first half of fiscal year 2017 as compared to the same period of fiscal year 2016 was driven primarily by increased defense sales for aftermarket and original equipment manufacturer (“OEM”), and increased commercial OEM sales in the current periods.  Commercial aftermarket sales also increased in the second quarter of fiscal year 2017 as compared to the same period of the prior fiscal year, benefitting from both the initial provisioning for new platforms and increased utilization of existing fleets.  While commercial aftermarket sales are up in the second quarter of fiscal year 2017 as compared to the second quarter of fiscal year 2016, on year-to-date basis commercial aftermarket sales are generally unchanged, reflecting strong commercial aftermarket sales in the first quarter of fiscal year 2016.

 U.S. government funds continue to be prioritized for defense platforms on which we have content.  Defense sales, for both aftermarket and OEM, continued to increase in the second quarter and first half of fiscal year 2017.  Defense OEM increased sales were driven by sales of smart weapons, as demand has remained strong.  Increased aftermarket sales were up due to continued maintenance needs.

Commercial OEM sales were up for the second quarter and first half of fiscal year 2017 as compared to the second quarter and first half of fiscal year 2016 due to next generation aircraft programs driving strong commercial OEM sales, reflecting Woodward’s increased content on certain next generation aircraft, partially offset by continuing weakness in business jets and rotorcraft.

Aerospace segment earnings increased by $7,649, or 15.1%, to $58,227 for the second quarter of fiscal year 2017, compared to $50,578 for the second quarter of fiscal year 2016.  Aerospace segment earnings increased by $11,040, or 11.7%, to $105,104 for the first half of fiscal year 2017, compared to $94,064 for the first half of fiscal year 2016.  The change in Aerospace segment earnings for the second quarter and first half of fiscal year 2017 were due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2016	$50,578	$94,064
Sales volume	13,272	11,144
Price, sales mix and productivity	(1,793)	(1,000)
Decrease in research and development expenses	2,481	5,977
New facility costs	(3,671)	(6,085)
Other, net	(2,640)	1,004
Earnings for the period ended March 31, 2017	$58,227	$105,104

Aerospace segment earnings as a percentage of segment net sales were 18.2% for the second quarter and 17.9% for the first half of fiscal year 2017, compared to 17.4% for the second quarter and 16.8% for the first half of fiscal year 2016.  The increase in aerospace segment earnings was primarily attributable to higher sales volume and lower research and development expenses, partially offset by new facility costs.

Industrial

Industrial segment net sales decreased by 4.7% to $179,855 for the second quarter of fiscal year 2017, compared to $188,692 for the second quarter of fiscal year 2016.  Segment net sales were $356,069 for the first half of fiscal year 2017, compared to $365,203 for the same period of fiscal year 2016.  Industrial gas turbine aftermarket sales and wind turbine converter sales declined in both the second quarter and first half of fiscal year 2017 as compared to the same periods of the  prior fiscal year.  Sales of fuel systems for both Compressed Natural Gas (“CNG”) trucks in Asia and reciprocating engine power generation applications were up compared to the prior year.

Industrial segment earnings  decreased by $2,380, or 12.2%, to $17,089 for the second quarter of fiscal year 2017, compared to $19,469 for the second quarter of fiscal year 2016. Segment earnings decreased by $5,933, or 14.5% to $35,087 for the first half of fiscal year 2017 compared to $41,020 for the same period of 2016.  The net decrease in Industrial segment earnings for the second quarter and first half of fiscal year 2017 was due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2016	$19,469	$41,020
Sales volume	(3,864)	(3,233)
Price, sales mix and productivity	(1,287)	(5,268)
Savings from cost reductions initiatives	3,719	6,581
New facility costs	(2,297)	(4,692)
Other, net	1,349	679
Earnings for the period ended March 31, 2017	$17,089	$35,087

Industrial segment earnings as a percentage of sales were 9.5% for the second quarter and 9.9% for the first half of fiscal year 2017, compared to 10.3% for the second quarter and 11.2% for the first half of fiscal year 2016.  The decrease in segment earnings for the second quarter and first half of fiscal year 2017 as compared to the same periods of fiscal year 2016 was driven by the impact of lower sales volume and the planned increase in new facility costs, which was partially offset by the savings associated with significant cost reduction initiatives previously implemented.

Nonsegment expenses

Nonsegment expenses increased to $18,764 for the second quarter of fiscal year 2017, compared to $9,888 for the second quarter of fiscal year 2016.  As a percent of consolidated net sales, nonsegment expenses increased to 3.7% of consolidated net sales for the second quarter of fiscal year 2017, compared to 2.1% of consolidated net sales for the second quarter of fiscal year 2016.  The increase in nonsegment expenses in the second quarter of fiscal year 2017 is primarily due to the timing of the recognition of stock-based compensation expenses.

Nonsegment expenses decreased to $30,145 for the first half of fiscal year 2017, compared to $40,508 for the first half of fiscal year 2016.  As a percent of consolidated net sales, nonsegment expenses were 3.2% of consolidated net sales for the first half of fiscal year 2017, compared to 4.4% of consolidated net sales for the first half of fiscal year 2016.  The decrease in nonsegment expenses in the first half of fiscal year 2017 as compared to the first half of fiscal year 2016 is due to special charges taken in the first quarter  of fiscal year 2016 totaling approximately $16,100 related to our efforts to consolidate facilities, reduce costs and address market conditions, which did not recur in the first half of fiscal year 2017.

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

Our aggregate cash and cash equivalents were $78,953 at March 31, 2017 and $81,090 at September 30, 2016, and our working capital was $489,469 at March 31,  2017 and $463,811 at September 30, 2016.  Of the $ 78,953 of cash and cash equivalents held at March 31, 2017, $78,745 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, our Chinese subsidiary accepts bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft.  The issuing financial institution is the obligor, not our customers.  Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance.  We had bankers’ acceptance notes of $18,618 at March 31, 2017 and $5,093 at September 30, 2016 recorded as non-customer accounts receivable on our consolidated balance sheets.  The increase in the amount of bankers’ acceptance notes is due to the higher sales of natural gas truck systems in China.  We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy as to which the credit risk associated with the bankers’ acceptance note is believed to be low.

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

At March 31, 2017, we had total outstanding debt of $698,241 consisting of amounts borrowed under our revolving credit facility and various series of unsecured notes due between 2018 and 2031, with additional borrowing availability of $855,541 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,554 under various foreign credit facilities.  For further discussion of our notes, see Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At March 31, 2017, we had $134,300 of borrowings outstanding under our revolving credit facility, all of which was classified as short-term.    Revolving credit facility and short-term borrowing activity during the six-months ended March 31, 2017 were as follows:

Maximum daily balance during the period	$317,700
Average daily balance during the period	$256,673
Weighted average interest rate on average daily balance	1.78%

We believe we were in compliance with all our debt covenants as of March 31, 2017.  See Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K, for more information about our covenants.

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

In the first quarter of fiscal year 2017, our Board of Directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2019 (the “2016 Authorization”).  In the first half of fiscal year 2017, we purchased 886 shares of our common stock for $61,229, of which 350 shares were purchased pursuant to a 10b5-1 plan and 536 were purchased pursuant to a 10b-18 plan.

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

Cash Flows

	Six-Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$129,994	$361,682
Net cash used in investing activities	(34,377)	(97,204)
Net cash used in financing activities	(87,578)	(261,289)
Effect of exchange rate changes on cash and cash equivalents	(10,176)	(646)
Net change in cash and cash equivalents	(2,137)	2,543
Cash and cash equivalents at beginning of year	81,090	82,202
Cash and cash equivalents at end of period	$78,953	$84,745

Net cash flows provided by operating activities for the first half of fiscal year 2017 was $129,994, compared to $361,682 for the same period of fiscal year 2016.  Net cash provided by operating activities for the first half of fiscal year 2016 included $250,000 of cash received related to the JV Proceeds.  Excluding the JV Proceeds, the remaining increase in net cash provided by operating activities is primarily attributable to increased net earnings.

Net cash flows used in investing activities for the first half of fiscal year 2017 was $34,377, compared to $97,204 in the first half of fiscal year 2016.  The decrease in cash used in investing activities compared to the same period of the prior fiscal year is due primarily to decreased payments for capital expenditures.  Payments for property, plant and equipment decreased by $56,263 to $43,053 in the first half of fiscal year 2017 as compared to $99,316 in the first half of fiscal year 2016 related mainly to lower equipment purchases associated with the our aerospace segment facility in the greater-Rockford, Illinois area and completion of our Industrial segment facility in Fort Collins, Colorado.

Net cash flows used in financing activities for the first half of fiscal year 2017 was $87,578, compared to $261,289 in the first half of fiscal year 2016.  During the first half of fiscal year 2017, we had net debt payments of $22,400 compared to net debt payments of $135,596 in the first half of fiscal year 2016.  We utilized $61,229 to repurchase 886 shares of our common stock in the first half of fiscal year 2017 under the 2016 Authorization, compared to $117,374 to repurchase 2,490 shares of our common stock, under the then existing stock repurchase program, in the first half of fiscal year 2016.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating and capital leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first half of fiscal year 2017.

NON-GAAP MEASURES

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

EBIT and EBITDA for the three and six-months ended March 31, 2017 and March 31, 2016 were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2017	2016	2017	2016
Net earnings (U.S. GAAP)	$38,105	$40,824	$84,653	$66,644
Income tax expense	12,131	13,542	12,642	15,678
Interest expense	6,790	6,234	13,630	13,142
Interest income	(474)	(441)	(879)	(888)
EBIT (Non-U.S. GAAP)	56,552	60,159	110,046	94,576
Amortization of intangible assets	6,431	6,926	12,889	13,872
Depreciation expense	13,663	8,633	26,118	18,749
EBITDA (Non-U.S. GAAP)	$76,646	$75,718	$149,053	$127,197

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

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant and equipment, as well as adjusted free cash flow, which is defined by the Company as free cash flow less the JV Proceeds, in reviewing the financial performance of Woodward’s various business groups and evaluating cash levels.  In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP.  Neither free cash flow nor adjusted free cash flow necessarily represent funds available for discretionary use, and neither is necessarily a measure of our ability to fund our cash needs.  In particular, the gross proceeds received in connection with the formation of the JV was a discrete positive cash flow event not expected to recur.  Our calculations of free cash flow and adjusted free cash flow may differ from similarly titled measures used by other companies, limiting its usefulness as a comparative measure.

Free cash flow and adjusted free cash flow for the six-months ended March 31, 2017  and March 31, 2016 were as follows:

	Six-Months Ended March 31,
	2017	2016
Net cash provided by operating activities (U.S. GAAP)	$129,994	$361,682
Payments for property, plant and equipment	(43,053)	(99,316)
Free cash flow (Non-U.S. GAAP)	86,941	262,366
Less: Gross proceeds from formation of joint venture	-	250,000
Adjusted free cash flow (Non-U.S. GAAP)	$86,941	$12,366

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

Off-Balance Sheet Arrangements

As of March  31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2017 through January 31, 2017 (2)	186,654	$69.42	186,367	$463,059
February 1, 2017 through February 28, 2017 (2)	349,279	69.54	349,279	438,771
March 1, 2017 through March 31, 2017 (2)	2,271	67.92	-	438,771

(1)

In November 2016,  our Board of Directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2019.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 287 shares of common stock were acquired in January 2017, and 1,935 shares of common stock were acquired in March 2017, each on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 336 shares of common stock were acquired on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation in March 2017.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as Part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: April 19, 2017	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: April 19, 2017	/s/ Robert F. Weber, Jr.
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

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report