Form 10-Q
period 2017-06-30
Woodward, Inc.
filed 2017-07-25
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 20,  2017, 61,316,556 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales	$548,622	$507,664	$1,491,897	$1,432,156
Costs and expenses:
Cost of goods sold	392,802	370,722	1,085,152	1,050,238
Selling, general and administrative expenses	40,070	36,415	117,038	114,020
Research and development costs	34,663	29,928	91,588	93,287
Amortization of intangible assets	6,439	6,887	19,328	20,759
Interest expense	6,769	6,522	20,399	19,664
Interest income	(358)	(610)	(1,237)	(1,498)
Other (income) expense, net (Note 16)	(450)	(5,608)	(6,353)	(10,044)
Total costs and expenses	479,935	444,256	1,325,915	1,286,426
Earnings before income taxes	68,687	63,408	165,982	145,730
Income tax expense	15,061	12,361	27,703	28,039
Net earnings	$53,626	$51,047	$138,279	$117,691

Earnings per share (Note 3):
Basic earnings per share	$0.87	$0.83	$2.25	$1.90
Diluted earnings per share	$0.85	$0.81	$2.18	$1.85

Weighted Average Common Shares Outstanding (Note 3):
Basic	61,288	61,341	61,387	62,015
Diluted	63,392	63,109	63,520	63,560
Cash dividends per share paid to Woodward common stockholders	$0.125	$0.110	$0.360	$0.320

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net earnings	$53,626	$51,047	$138,279	$117,691

Other comprehensive earnings:
Foreign currency translation adjustments	6,643	(9,359)	(4,251)	(9,488)
Gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 6)	(3,313)	395	(428)	912
Taxes on changes in foreign currency translation adjustments	835	444	349	149
Foreign currency translation and transactions adjustments, net of tax	4,165	(8,520)	(4,330)	(8,427)

Reclassification of net realized (gains) losses on derivatives to earnings (Note 6)	(18)	(18)	(54)	39
Taxes on changes in derivative transactions	7	7	21	(14)
Derivative adjustments, net of tax	(11)	(11)	(33)	25
Minimum retirement benefit liability adjustments (Note 18)

Amortization of:
Net prior service cost (benefit)	55	56	168	169
Net loss	644	424	1,925	1,276
Foreign currency exchange rate changes on minimum retirement benefit liabilities	(746)	657	197	1,228
Taxes on changes in minimum retirement liability adjustments, net of foreign currency exchange rate changes	6	(421)	(839)	(997)
Pension and other postretirement benefit plan adjustments, net of tax	(41)	716	1,451	1,676
Total comprehensive earnings	$57,739	$43,232	$135,367	$110,965

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$89,002	$81,090
Accounts receivable, less allowance for uncollectible amounts of $2,448 and $2,540, respectively	317,896	343,768
Inventories	508,315	461,683
Income taxes receivable	11,706	20,358
Other current assets	38,725	37,525
Total current assets	965,644	944,424
Property, plant and equipment, net	903,394	876,350
Goodwill	556,116	555,684
Intangible assets, net	178,337	197,650
Deferred income tax assets	25,163	20,194
Other assets	50,669	48,060
Total assets	$2,679,323	$2,642,362
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$116,900	$150,000
Accounts payable	186,583	169,439
Income taxes payable	3,594	4,547
Accrued liabilities	130,270	156,627
Total current liabilities	437,347	480,613
Long-term debt, less current portion	574,178	577,153
Deferred income tax liabilities	7,565	3,777
Other liabilities	352,214	368,224
Total liabilities	1,371,304	1,429,767
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	162,261	141,570
Accumulated other comprehensive losses	(68,617)	(65,705)
Deferred compensation	7,100	5,089
Retained earnings	1,765,709	1,649,506
	1,866,559	1,730,566
Treasury stock at cost, 11,648 shares and 11,374 shares, respectively	(551,440)	(512,882)
Treasury stock held for deferred compensation, at cost, 186 shares and 157 shares, respectively	(7,100)	(5,089)
Total stockholders' equity	1,308,019	1,212,595
Total liabilities and stockholders' equity	$2,679,323	$2,642,362

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$138,279	$117,691
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59,587	49,921
Net gain on sales of assets	(3,598)	(4,188)
Stock-based compensation	15,580	13,267
Deferred income taxes	(1,585)	(87,338)
(Gain) loss on derivatives reclassified from accumulated comprehensive earnings into earnings	(54)	39
Proceeds from formation of joint venture (Note 4)	-	250,000
Changes in operating assets and liabilities:
Accounts receivable	26,052	40,012
Inventories	(48,075)	(56,187)
Accounts payable and accrued liabilities	2,345	(6,548)
Current income taxes	8,066	58,184
Retirement benefit obligations	(2,321)	(2,903)
Other	(10,478)	(9,469)
Net cash provided by operating activities	183,798	362,481
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(65,075)	(128,628)
Proceeds from sale of assets	3,697	5,747
Proceeds from sales of short-term investments	5,002	-
Purchases of short-term investments	(7,344)	-
Net cash used in investing activities	(63,720)	(122,881)
Cash flows from financing activities:
Cash dividends paid	(22,076)	(19,841)
Proceeds from sales of treasury stock	12,554	12,532
Payments for repurchases of common stock	(61,782)	(125,542)
Borrowings on revolving lines of credit and short-term borrowings	1,106,000	560,000
Payments on revolving lines of credit and short-term borrowings	(1,145,800)	(520,596)
Payments of long-term debt and capital lease obligations	(307)	(107,188)
Net cash used in financing activities	(111,411)	(200,635)
Effect of exchange rate changes on cash and cash equivalents	(755)	(3,048)
Net change in cash and cash equivalents	7,912	35,917
Cash and cash equivalents at beginning of year	81,090	82,202
Cash and cash equivalents at end of period	$89,002	$118,119

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2015	-	72,960	(9,763)	(173)	$106	$131,231	$(21,610)	$166	$(30,014)	$(51,458)	$4,322	$1,495,274	$(422,049)	$(4,322)	$1,153,104
Net earnings	-	-	-	-	-	-	-	-	-	-	-	117,691	-	-	117,691
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(8,427)	25	1,676	(6,726)	-	-	-	-	(6,726)
Cash dividends paid ($0.320 per share)	-	-	-	-	-	-	-	-	-	-	-	(19,841)	-	-	(19,841)
Purchases of treasury stock	-	-	(2,660)	-	-	-	-	-	-	-	-	-	(126,295)	-	(126,295)
Sales of treasury stock	-	-	605	-	-	(7,961)	-	-	-	-	-	-	21,247	-	13,286
Common shares issued from treasury stock for benefit plans	-	-	317	-	-	5,319	-	-	-	-	-	-	8,680	-	13,999
Tax benefit attributable to stock-based compensation	-	-	-	-	-	39	-	-	-	-	-	-	-	-	39
Stock-based compensation	-	-	-	-	-	13,267	-	-	-	-	-	-	-	-	13,267
Purchases of stock by deferred compensation plan	-	-	-	(25)	-	-	-	-	-	-	1,232	-	-	(1,232)	-
Distribution of stock from deferred compensation plan	-	-	-	41	-	-	-	-	-	-	(493)	-	-	493	-
Balances as of June 30, 2016	-	72,960	(11,501)	(157)	$106	$141,895	$(30,037)	$191	$(28,338)	$(58,184)	$5,061	$1,593,124	$(518,417)	$(5,061)	$1,158,524

Balances as of October 1, 2016	-	72,960	(11,374)	(157)	$106	$141,570	$(25,971)	$179	$(39,913)	$(65,705)	$5,089	$1,649,506	$(512,882)	$(5,089)	$1,212,595
Net earnings	-	-	-	-	-	-	-	-	-	-	-	138,279	-	-	138,279
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(4,330)	(33)	1,451	(2,912)	-	-	-	-	(2,912)
Cash dividends paid ($0.360 per share)	-	-	-	-	-	-	-	-	-	-	-	(22,076)	-	-	(22,076)
Purchases of treasury stock	-	-	(915)	-	-	-	-	-	-	-	-	-	(63,255)	-	(63,255)
Sales of treasury stock	-	-	416	-	-	(2,130)	-	-	-	-	-	-	16,157	-	14,027
Common shares issued from treasury stock for benefit plans	-	-	199	-	-	6,501	-	-	-	-	-	-	7,513	-	14,014
Common shares issued from treasury stock to settle employee liabilities	-	-	26	(26)	-	740	-	-	-	-	1,767	-	1,027	(1,767)	1,767
Stock-based compensation	-	-	-	-	-	15,580	-	-	-	-	-	-	-	-	15,580
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(3)	-	-	-	-	-	-	254	-	-	(254)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(10)	-	-	10	-
Balances as of June 30, 2017	-	72,960	(11,648)	(186)	$106	$162,261	$(30,301)	$146	$(38,462)	$(68,617)	$7,100	$1,765,709	$(551,440)	$(7,100)	$1,308,019

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2017 and for the three and nine-months ended June 30, 2017 and June 30, 2016, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2017, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and nine-months ended June 30, 2017 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (fiscal year 2019 for Woodward).  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  Woodward adopted the new guidance in its third quarter of fiscal year 2017 and will apply the guidance to any future changes to the terms or conditions of its share-based payment awards.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  ASU 2017-07 requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Statement of Earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the Statement of Earnings separately from service costs.  ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 (fiscal year 2019 for Woodward).  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice. The amendments of ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs from defined benefit and other postretirement benefit plans in the earnings statement and prospectively, on and after the effective date, for the capitalization of the service cost component into manufactured inventories.  Early adoption is permitted as of the beginning of Woodward’s fiscal year 2018.  Woodward has not determined whether it will adopt the new guidance in fiscal year 2018 or fiscal year 2019, and expects changes to earnings before income taxes to be insignificant in the year of adoption.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Accounting for Goodwill Impairment,” to simplify financial reporting by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment.  Under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the amount of goodwill allocated to that reporting unit.  The new guidance effectively eliminates “Step 2” from the previous goodwill impairment test.  ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 (fiscal year 2021 for Woodward).  Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017.  Woodward plans to adopt the new guidance in its fourth quarter of fiscal year 2017 when it performs its annual goodwill impairment test as of July 31, 2017.  Woodward does not expect the adoption of ASU 2017-04 to have a significant impact on the results of its goodwill impairment testing.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.”  ASU 2016-16 eliminates the current U.S. GAAP exception deferring the tax effects of intercompany asset transfers (other than inventory) until the transferred asset is sold to a third party or otherwise recovered through use.  After adoption of ASU 2016-16, Woodward will recognize the tax consequences of intercompany asset transfers in the buyer’s and seller’s tax jurisdictions when the transfer occurs, even though the pre-tax effects of these transactions are eliminated in consolidation.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the year of adoption.  Early adoption is allowed only in the first quarter of fiscal year 2017 or the first quarter of fiscal year 2018.  Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption.  Woodward has not determined in which period it will adopt the new guidance.  Woodward currently anticipates the adoption of ASU 2016-16 will result in balance sheet reclassifications, but based on Woodward’s current transactional activity, such adjustments are not expected to be significant.

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

Woodward is currently assessing the impact that the future adoption of ASC 606 may have on its Consolidated Financial Statements by analyzing its current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606.  Woodward is also performing a comprehensive review of its current processes and systems to determine and implement changes required to support the adoption of ASC 606 on October 1, 2018, the first day of Woodward’s fiscal year 2019.

Based on Woodward’s review of its customer contracts, Woodward has determined that revenue on the majority of its customer contracts will continue to be recognized at a point in time, generally upon shipment of products, consistent with Woodward’s current revenue recognition model.  Upon adoption of ASC 606, however, Woodward also believes some of its revenues from sales of products and services to customers will be recognized over time, rather than at a point in time, due primarily to the terms of certain customer contracts.  As a result of recognizing some revenue over time, various balance sheet line items will be impacted.  As such, Woodward believes the adoption of ASC 606 will have an impact on both the timing of revenue recognition and various line items within the Consolidated Balance Sheet.

Woodward generally expenses costs as incurred for the engineering and development of new products.  Customer funding received for such engineering and development efforts is currently recognized as revenue when earned, with the corresponding costs recognized as cost of sales. ASC 606 requires customer funding of product engineering and development to be deferred and recognized as revenue as the related products are delivered to the customer.  ASC 606 also requires product engineering and development costs to be capitalized as contract fulfillment costs, to the extent recoverable from the deferred customer funding, and subsequently amortized as the related products are delivered to the customer.  Therefore, under ASC 606, Woodward expects to record both contract assets and contract liabilities related to such funded engineering and development efforts, which are expected to become material over time.  Recognized revenues and research and development costs are both expected to decrease in the year of adoption and for at least several years thereafter, due to the recognition of these contract assets and liabilities.  However, recognition of these contract assets and liabilities are expected to have an immaterial impact on pre-tax earnings in future periods.

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net earnings	$53,626	$51,047	$138,279	$117,691
Denominator:
Basic shares outstanding	61,288	61,341	61,387	62,015
Dilutive effect of stock options and restricted stock	2,104	1,768	2,133	1,545
Diluted shares outstanding	63,392	63,109	63,520	63,560
Income per common share:
Basic earnings per share	$0.87	$0.83	$2.25	$1.90
Diluted earnings per share	$0.85	$0.81	$2.18	$1.85

The following stock option grants were outstanding during the three and nine-months ended June 30, 2017 and 2016, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended			Nine-Months Ended
	June 30,			June 30,
	2017	2016		2017	2016
Options	780		-	66	731
Weighted-average option price	$62.64	$	n/a	$62.98	$46.55

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted-average treasury stock shares held for deferred compensation obligations	186	166	178	175

Note 4. Joint venture

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”) to design, develop and source fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

As part of the JV formation, Woodward contributed to the JV certain contractual rights and intellectual property applicable to the existing GE commercial aircraft engine programs within the scope of the JV.  Woodward had no initial cost basis in the JV because Woodward had no cost basis in the contractual rights and intellectual property contributed to the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year which began on January 4, 2017 subject to certain claw-back conditions.  Woodward received its first annual payment of $4,894 during the three-months ended March 31, 2017, which was recorded as deferred income and is included in Net cash provided by operating activities under the caption “Other” on the Condensed Consolidated Statement of Cash Flows, for the nine-months ended June 30, 2017.  Neither Woodward nor GE contributed any tangible assets to the JV.

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded the $250,000 consideration received from GE, in January of 2016, for its purchase of a 50% equity interest in the JV as deferred income.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  Unamortized deferred income recorded in connection with the JV formation included accrued liabilities of $6,252 as of June 30, 2017 and $6,552 as of September 30, 2016, and other liabilities of $238,866 as of June 30, 2017 and $238,187 as of September 30, 2016.  Amortization of the deferred income recognized as an increase to sales was $1,387 for the three months and $4,515 for the nine-months ended June 30, 2017, and $1,733 for the three months and $3,695 for the nine-months ended June 30, 2016.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  The JV is a related party to Woodward.  Other income includes a loss of $432 for the three months and income of $634 for the nine-months ended June 30, 2017, and income of $2,728 for the three months and $4,886 for the nine-months ended June 30, 2016 related to Woodward’s equity interest in the earnings of the JV.  During the nine-months ended June 30, 2017, Woodward received a $2,500 cash distribution from the JV which is included in Net cash provided by operating activities under the caption “Other” on the Condensed Consolidated Statement of Cash Flows. Woodward received no cash distributions from the JV in the nine-months ended June 30, 2016.  Woodward’s net investment in the JV, which is included in other assets, was $4,338 as of June 30, 2017 and $6,204 as of September 30, 2016.

Woodward’s  net sales include $18,645 for the three months and $52,362 for the nine-months ended June 30, 2017 of sales to the JV, compared to $15,136 for the three months and $30,151 for the nine-months ended June 30, 2016.  Woodward recorded a reduction to sales of $6,163 for the three months and $17,240 for the nine-months ended June 30, 2017 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to $7,643 for the three months and $14,659 for the nine-months ended June 30, 2016.  The Condensed Consolidated Balance Sheets include “Accounts receivable” of $9,554 at  June 30, 2017, and $5,326 at September 30, 2016 related to amounts the JV owed Woodward, and include “Accounts payable” of $2,740 at June 30, 2017, and $3,926 at September 30, 2016 related to amounts Woodward owed the JV.

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of June 30, 2017 or September 30, 2016.

	At June 30, 2017				At September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$81,427	$-	$-	$81,427	$80,959	$-	$-	$80,959
Investments in money market funds	-	-	-	-	48	-	-	48
Investments in reverse repurchase agreements	199	-	-	199	83	-	-	83
Investments in term deposits with foreign banks	7,376	-	-	7,376	7,136	-	-	7,136
Equity securities	15,945	-	-	15,945	12,491	-	-	12,491
Total financial assets	$104,947	$-	$-	$104,947	$100,717	$-	$-	$100,717

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

Accounts receivable, accounts payable, the current portion of long-term debt, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2017		At September 30, 2016
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$15,736	$15,499	$17,501	$15,849
Investments in time deposits	2	7,390	7,368	4,882	4,918
Liabilities:
Long-term debt, excluding current portion	2	$(566,990)	$(576,034)	$(617,857)	$(579,244)

In fiscal years 2014 and 2013, Woodward received long-term notes from municipalities within the states of Illinois and Colorado in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.7% at June 30, 2017 and 2.2% at September 30, 2016.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rate used to estimate the fair value of the short-term time deposits was 5.1% at June 30, 2017 and 6.9% at September 30, 2016.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.8% at June 30, 2017 and 1.9% at September 30, 2016.

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

Woodward did not enter into any derivatives or hedging transactions during any of the three or nine-months ended June 30, 2017 or June 30, 2016.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive (losses) earnings (“accumulated OCI”), were net gains of $236 as of June 30, 2017 and $290 as of September 30, 2016.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Condensed Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2017	2016	2017	2016
Amount of (income) expense recognized in earnings on derivative	$(18)	$(18)	$(54)	$39
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-	-	-
Amount of (gain) loss reclassified from accumulated OCI into earnings	(18)	(18)	(54)	39

Based on the carrying value of the realized but unrecognized gains on terminated derivative instruments designated as cash flow hedges as of June 30, 2017, Woodward expects to reclassify $72 of net unrecognized gains on terminated derivative instruments from accumulated other comprehensive (losses) earnings to earnings during the next twelve months.

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026.  Woodward designated the €40,000 Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  A foreign exchange loss on the Series M Notes of $880 for the three months and a foreign exchange loss of $3,030 for the nine-months ended June 30, 2017 is included in foreign currency translation adjustments within total comprehensive (losses) earnings.

In June 2015, Woodward designated an intercompany loan of 160,000 Renminbi (“RMB”) between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Foreign exchange gains on the loan of $395 for the three months and $912 for the nine-months ended June 30, 2016 are included in foreign currency translation adjustments within total comprehensive (losses) earnings.  In June 2016, the intercompany loan was repaid, resulting in a realized gain of $1,484 that was recognized within total comprehensive earnings, of which $912 was recognized in fiscal year 2016.

In July 2016, Woodward designated a new intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Net unrealized foreign exchange losses on the loan of $283 for the three months and net unrealized foreign exchange gains on the loan of $452 for the nine-months ended June 30, 2017 are included in foreign currency translation adjustments within total comprehensive (losses) earnings.  The intercompany loan was repaid in July 2017, and Woodward is currently negotiating a new intercompany loan between the two wholly owned subsidiaries.

Note 7.  Supplemental statement of cash flows information

	Nine-Months Ended June 30,
	2017	2016
Interest paid, net of amounts capitalized	$24,879	$31,764
Income taxes paid	29,807	59,431
Income tax refunds received	158	1,715
Non-cash activities:
Purchases of property, plant and equipment on account	12,252	13,656
Property, plant and equipment acquired by capital lease	-	1,626
Common shares issued from treasury to settle employee liabilities	1,767	-
Common shares issued from treasury to settle benefit obligations (Note 18)	14,014	13,999
Cashless exercise of stock options	1,473	753

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

The composition of Woodward’s accounts receivable at June 30, 2017 and September 30, 2016 follows:

	June 30,	September 30,
	2017	2016
Accounts receivable from:
Customers	$299,225	$341,215
Other (Chinese financial institutions)	21,119	5,093
Allowance for uncollectible customer amounts	(2,448)	(2,540)
	$317,896	$343,768

Note 9.  Inventories

	June 30,	September 30,
	2017	2016
Raw materials	$59,286	$54,246
Work in progress	117,141	109,756
Component parts (1)	275,692	249,307
Finished goods	56,196	48,374
	$508,315	$461,683
(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 10.  Property, plant, and equipment

	June 30,	September 30,
	2017	2016
Land and land improvements	$87,930	$87,696
Buildings and building improvements	528,735	527,704
Leasehold improvements	15,635	15,213
Machinery and production equipment	529,980	484,315
Computer equipment and software	123,851	117,984
Office furniture and equipment	26,950	29,344
Other	19,233	18,969
Construction in progress	95,074	88,909
	1,427,388	1,370,134
Less accumulated depreciation	(523,994)	(493,784)
Property, plant, and equipment, net	$903,394	$876,350

Included in “Office furniture and equipment” and “Other” is $1,653 at each of June 30, 2017 and September 30, 2016, of gross assets acquired on capital leases, and accumulated depreciation included $635 at June 30, 2017 and $322 at September 30, 2016 of amortization associated with the capital lease assets.

In fiscal year 2015, Woodward completed and placed into service a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and has occupied the new facility for its Aerospace segment.  This campus is intended to support Woodward’s expected growth in its Aerospace segment over the next ten years and beyond, required as a result of Woodward being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  Included in “Construction in progress” are costs of $43,582 at June  30, 2017 and $26,741 at September 30, 2016 associated with new equipment purchases for the second campus.

For the three and nine-months ended June 30, 2017 and 2016, Woodward had depreciation expense as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Depreciation expense	$14,141	$10,413	$40,259	$29,162

For the three and nine-months ended June 30, 2017  and 2016, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Capitalized interest	$567	$914	$1,521	$5,054

Note 11.  Goodwill

	September 30, 2016	Effects of Foreign Currency Translation	June 30, 2017
Aerospace	$455,423	$-	$455,423
Industrial	100,261	432	100,693
Consolidated	$555,684	$432	$556,116

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, or at any time there is an indication goodwill is more-likely-than-not impaired, commonly referred to as triggering events.  There have been no such triggering events during any of the periods presented and Woodward’s fourth quarter of fiscal year 2016 impairment test resulted in no impairment.

Note 12.  Intangible assets, net

	June 30, 2017			September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(146,905)	$135,320	$282,225	$(134,158)	$148,067
Industrial	41,003	(34,214)	6,789	40,969	(33,509)	7,460
Total	$323,228	$(181,119)	$142,109	$323,194	$(167,667)	$155,527

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,344	(18,047)	1,297	19,435	(17,876)	1,559
Total	$19,344	$(18,047)	$1,297	$19,435	$(17,876)	$1,559

Process technology:
Aerospace	$76,605	$(47,651)	$28,954	$76,605	$(43,229)	$33,376
Industrial	23,043	(17,433)	5,610	22,965	(16,200)	6,765
Total	$99,648	$(65,084)	$34,564	$99,570	$(59,429)	$40,141

Other intangibles:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	1,270	(903)	367	1,246	(823)	423
Total	$1,270	$(903)	$367	$1,246	$(823)	$423

Total intangibles:
Aerospace	$358,830	$(194,556)	$164,274	$358,830	$(177,387)	$181,443
Industrial	84,660	(70,597)	14,063	84,615	(68,408)	16,207
Consolidated Total	$443,490	$(265,153)	$178,337	$443,445	$(245,795)	$197,650

For the three and nine-months ended June 30, 2017 and 2016, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization expense	$6,439	$6,887	$19,328	$20,759

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2017 (remaining)	$6,450
2018	25,002
2019	23,166
2020	20,367
2021	18,401
Thereafter	84,951
$178,337

Note 13.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $116,900 in principal amount of borrowings outstanding as of June 30, 2017, at an effective interest rate of 2.28% and $156,700 in principal amount of borrowings outstanding as of September 30, 2016, at an effective interest rate of 1.77%.   As of June 30, 2017,  all of the borrowings under the Revolving Credit Agreement were classified as short-term based on Woodward’s intent and ability to pay this amount in the next twelve months.

Short-term borrowings

During the three-months ended March 31, 2017, a Chinese subsidiary of Woodward amended its local uncommitted credit facility with the Hong Kong and Shanghai Banking Company (“HSBC”) under which it had the ability to borrow up to either $22,700, or the local currency equivalent of $22,700, up to the amount of a parent guarantee from Woodward.  Under the amended agreement, the Chinese subsidiary has the ability to borrow up to either $4,550, or the local currency equivalent of $4,550, up to the amount of a parent guarantee from Woodward.   The Chinese subsidiary may utilize the local facility for cash borrowings to support its operating cash needs.  Local currency borrowings on the Chinese credit facility are charged interest at the prevailing interest rate offered by the People’s Bank of China on the date of borrowing, plus a margin equal to 15% of that prevailing rate.  U.S. dollar borrowings on the credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 3%.  The Chinese subsidiary had no outstanding cash borrowings against the local credit facility at June 30, 2017 and September 30, 2016.

On January 5, 2017, the Brazilian subsidiary of Woodward amended its local uncommitted credit facility with the Banco J.P. Morgan S.A., under which it had the ability to borrow up to 52,000 Brazilian Real, to extend the maturity date until July 14, 2017 and decrease the maximum borrowing capacity to 1,000 Brazilian Real. In July 2017, the Brazilian subsidiary entered into another amendment to the credit facility to extend the maturity date until March 15, 2018.  Any cash borrowings under the local Brazilian credit facility are secured by a parent guarantee from Woodward.  The Brazilian subsidiary may utilize the local facility to support its operating cash needs.  Local currency borrowings on the Brazilian credit facility are charged interest at the lender’s cost of borrowing rate at the date of borrowing, plus 1.75%.  The Brazilian subsidiary had no outstanding cash borrowings against the local credit facility at June 30, 2017 and September 30, 2016.

Woodward also has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of June 30, 2017 and September 30, 2016 on Woodward’s other foreign lines of credit and foreign overdraft facilities.

Long-term debt

	June 30,	September 30,
	2017	2016
Revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020, unsecured	$116,900	$156,700
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 2026; unsecured	45,759	44,886
Series N notes – 1.31% due September 2028; unsecured	88,085	86,406
Series O notes – 1.57% due September 2031; unsecured	49,190	48,252
Total debt	692,934	729,244
Less: Current portion of long-term debt	(116,900)	(150,000)
Unamortized debt issuance costs	(1,856)	(2,091)
Long-term debt, less current portion	$574,178	$577,153

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

Interest on the 2008 Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the 2016 Notes is payable semi-annually on March 23 and September 23 of each year, until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of June 30, 2017, the Series J Notes bore interest at an effective rate of 2.4%.

Debt Issuance Costs

Unamortized debt issuance costs associated with the Notes of $1,856 as of June 30, 2017 and $2,091 as of September 30, 2016 were recorded as a reduction in “Long-term debt, less current portion” in the Condensed Consolidated Balance Sheets.  Unamortized debt issuance costs of $2,478 associated with the Revolving Credit Agreement as of June 30, 2017 and $3,134 as of September 30, 2016 were recorded as “Other assets” in the Condensed Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 14.  Accrued liabilities

	June 30,	September 30,
	2017	2016
Salaries and other member benefits	$72,709	$87,197
Warranties	14,298	15,993
Interest payable	5,264	9,071
Current portion of acquired performance obligations and unfavorable contracts (1)	1,393	2,910
Accrued retirement benefits	2,505	2,505
Current portion of loss reserve on contractual lease commitments	1,840	1,840
Current portion of deferred income from JV formation (Note 4)	6,252	6,552
Deferred revenues	5,120	5,779
Taxes, other than income	10,100	14,580
Other	10,789	10,200
	$130,270	$156,627

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

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2017	2016	2017	2016
Warranties, beginning of period	$15,041	$15,553	$15,993	$13,741
Expense, net of recoveries	2,746	951	6,808	7,362
Reductions for settling warranties	(3,746)	(1,272)	(8,528)	(6,015)
Foreign currency exchange rate changes	257	(49)	25	95
Warranties, end of period	$14,298	$15,183	$14,298	$15,183

Loss reserve on contractual lease commitments

In connection with the construction of a new production facility in Niles, Illinois, Woodward vacated a leased facility in Skokie, Illinois.  During the first quarter of fiscal year 2016 Woodward fully vacated the Skokie facility and therefore recorded a charge of $8,165 to recognize a loss reserve against the estimated remaining contractual lease commitments, less anticipated sublease income.  During the third quarter of fiscal year 2017, Woodward entered into an additional sublease agreement with a third party related to a portion of the vacated Skokie facility.  Woodward recorded a reduction in the loss reserve associated with the vacated Skokie facility of $2,322 related to the anticipated sublease income it will receive.

The summary for the activity in the loss reserve during the three and nine-months ended June 30, 2017 and June 30, 2016 is as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2017	2016	2017	2016
Loss reserve on contractual lease commitments, beginning of period	$8,395	$9,772	$9,242	$2,464
Additions	-	-	-	8,165
Payments	(382)	(168)	(1,229)	(1,025)
Non-cash adjustments	(2,322)	-	(2,322)	-
Loss reserve on contractual lease commitments, end of period	$5,691	$9,604	$5,691	$9,604

Other liabilities included $3,851 of accrued loss reserve on contractual lease commitments that are not expected to be settled or paid within twelve months as of June 30, 2017.

Note 15.  Other liabilities

	June 30,	September 30,
	2017	2016
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$69,482	$70,479
Noncurrent portion of deferred income from JV formation (1)	238,866	238,187
Total unrecognized tax benefits, net of offsetting adjustments	9,157	17,239
Acquired unfavorable contracts (2)	2,728	3,148
Deferred economic incentives (3)	14,950	16,196
Loss reserve on contractual lease commitments (4)	3,851	7,402
Other	13,180	15,573
	$352,214	$368,224

(1)	See Note 4, Joint venture for more information on the deferred income from JV formation.
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

(4)	See Note 14, Accrued liabilities for more information on the loss reserve on contractual lease commitments.

Note 16.  Other (income) expense, net

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Equity interest in the losses (earnings) of the JV (Note 4)	$432	$(2,728)	$(634)	$(4,886)
Net (gain) loss on sales of assets	64	(2,587)	(3,598)	(4,188)
Rent income	(53)	(66)	(196)	(250)
Net gain on investments in deferred compensation program	(523)	(212)	(1,252)	(646)
Other	(370)	(15)	(673)	(74)
	$(450)	$(5,608)	$(6,353)	$(10,044)

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

On December 7, 2016, the U.S. Treasury Department issued regulations under Internal Revenue Code Section 987 (“Section 987 Regulations”) which clarify how companies calculate foreign currency translation gains and losses for income tax purposes for branches whose accounting records are kept in a currency other than the currency of the company.  The issuance of these Section 987 Regulations had no significant impact on Woodward’s Condensed Consolidated Financial Statements for the nine-months ended June 30, 2017.

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Earnings before income taxes	$68,687	$63,408	$165,982	$145,730
Income tax expense	15,061	12,361	27,703	28,039
Effective tax rate	21.9%	19.5%	16.7%	19.2%

The increase in the year-over-year effective tax rate for the third quarter of fiscal year 2017 is primarily attributable to a smaller favorable adjustment for the net excess income tax benefits from stock-based compensation in the current quarter.  This increase in the year-over-year effective tax rate was partially offset by larger net favorable resolutions of tax matters in the current quarter compared to the prior year quarter.

The decrease in the year-over-year effective tax rate for the nine-months ended June 30, 2017 is primarily attributable to the impact of the repatriation to the U.S. of certain net foreign profits and losses in the first quarter of fiscal year 2017.  The U.S. foreign tax credits available as a result of the repatriation of the foreign net earnings were greater than the U.S. taxes payable on these net foreign earnings.  The excess U.S. foreign tax credits are expected to be used to offset U.S. taxes on other foreign source income.  The decrease in the year-over-year effective tax rate for the nine-month period was also attributable to larger favorable resolutions of tax matters in the current fiscal year compared to the prior fiscal year.  This combined decrease was partially offset by a smaller favorable adjustment for the net excess income tax benefit from stock-based compensation in the current fiscal year and the retroactive benefit of the U.S. research and experimentation credit pursuant to the December 18, 2015 enactment of the Protecting Americans from Tax Hikes Act of 2015, which was included in the effective tax rate for the first quarter of fiscal year 2016 but did not repeat in the first quarter of fiscal year 2017.

Gross unrecognized tax benefits were $18,058 as of June 30, 2017, and $23,526 as of September 30, 2016.  Included in the balance of unrecognized tax benefits were $8,422 as of June 30, 2017 and $11,426 as of September 30, 2016 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $7,657 in the next twelve months due to the completion of reviews by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $1,005 as of June 30, 2017 and $1,273 as of September 30, 2016.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  Fiscal years remaining open to examination in significant foreign jurisdictions include 2008 and thereafter.  Woodward’s fiscal years remaining open to examination in the United States include fiscal years 2014 and thereafter.  Woodward is currently under examination by the Internal Revenue Service for fiscal year 2014.  Woodward has concluded U.S. federal income tax examinations through fiscal year 2012.  Woodward is generally subject to U.S. state income tax examinations for fiscal years 2012 and the periods thereafter.

Note 18.  Retirement benefits

Woodward provides various retirement benefits to eligible members of the Company, including contributions to various defined contribution plans, pension benefits associated with defined benefit plans, postretirement medical benefits and postretirement life insurance benefits.  Eligibility requirements and benefit levels vary depending on employee location.

Defined contribution plans

Most of the Company’s U.S. employees are eligible to participate in the U.S. defined contribution plan.  The U.S. defined contribution plan allows employees to defer part of their annual income for income tax purposes into their personal 401(k) accounts.  The Company makes matching contributions to eligible employee accounts, which are also deferred for employee personal income tax purposes.  Certain foreign employees are also eligible to participate in similar foreign plans.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Company costs	$8,039	$8,204	$23,790	$23,686

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

During the third quarter of fiscal year 2016, Woodward opened a lump-sum buy-out window, which closed in the fourth quarter of fiscal year 2016 and was fully settled during the first quarter of fiscal year 2017, for certain former U.S. employees and/or their dependents eligible to receive postretirement defined benefit pension payments for past employment services to the Company.  Eligible pension plan participants elected to receive a one-time lump-sum payment or an immediate annuity in lieu of future pension benefit payments.  Pension benefit payments paid from available pension plan assets under the lump-sum buy-out options were $670 during the first nine-months of fiscal year 2017.  Woodward expects to make no further pension benefit payments under the lump-sum buy-out options.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended June 30,
	United States		Other Countries		Total
	2017	2016	2017	2016	2017	2016
Service cost	$419	$424	$192	$190	$611	$614
Interest cost	1,439	1,309	305	413	1,744	1,722
Expected return on plan assets	(2,632)	(2,535)	(656)	(672)	(3,288)	(3,207)
Amortization of:
Net actuarial loss	464	323	130	62	594	385
Prior service cost	95	96	-	-	95	96
Net periodic retirement pension benefit	$(215)	$(383)	$(29)	$(7)	$(244)	$(390)
Contributions paid	$-	$84	$99	$128	$99	$212

	Nine-Months Ended June 30,
	United States		Other Countries		Total
	2017	2016	2017	2016	2017	2016
Service cost	$1,256	$1,522	$571	$561	$1,827	$2,083
Interest cost	4,318	3,935	897	1,259	5,215	5,194
Expected return on plan assets	(7,897)	(7,612)	(1,935)	(2,035)	(9,832)	(9,647)
Amortization of:
Net actuarial loss	1,391	969	383	190	1,774	1,159
Prior service cost	287	288	-	-	287	288
Net periodic retirement pension benefit	$(645)	$(898)	$(84)	$(25)	$(729)	$(923)
Contributions paid	$-	$84	$565	$656	$565	$740

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$4	$5	$11	$16
Interest cost	311	263	933	787
Amortization of:
Net actuarial loss	50	39	151	117
Prior service benefit	(40)	(40)	(119)	(119)
Net periodic other postretirement cost	$325	$267	$976	$801
Contributions paid	$592	$588	$2,011	$1,809

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

Retirement pension benefits:
United States	$-
United Kingdom	123
Japan	-
Other postretirement benefits	2,028

Multiemployer defined benefit plans

Woodward operates multiemployer defined benefit plans for certain employees in both the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Company contributions	$73	$110	$220	$397

Note 19.  Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, Woodward’s Board of Directors terminated the Company’s prior stock repurchase program (the “Prior Repurchase Program”) and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2019 (the “2016 Authorization”).  Under the 2016 Authorization, in the first nine-months of fiscal year 2017, Woodward purchased 886 shares of its common stock for $61,229, of which 350 shares were purchased pursuant to a 10b5-1 plan and 536 shares were purchased pursuant to a 10b-18 plan.

Under the Prior Repurchase Program, in the first quarter of fiscal year 2016, Woodward executed a 10b5-1 plan to repurchase up to $125,000 of its common stock for a period that ended on April 20, 2016.  During the first nine-months of fiscal year 2016, Woodward purchased 2,635 shares of its common stock for $125,000.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan provided that no further grants would be made after December 31, 2006.  The 2006 Plan, which was approved by Woodward’s stockholders and became effective January 25, 2006, expired in fiscal year 2016, therefore, no further grants will be made under the 2006 Plan.

Woodward has reserved a total of 2,000 shares of Woodward’s common stock for issuance under the 2017 Omnibus Incentive Plan (the “2017 Plan”), which was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, Woodward’s Board of Directors delegated authority to administer the 2017 Plan to the compensation committee of the board (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  The Committee approved issuance of options under the 2017 Plan, with an award date of October 3, 2016 conditional and subject to approval of the 2017 Plan by the stockholders.  The stock options conditionally awarded under the 2017 Plan were not granted or outstanding for accounting purposes prior to stockholder approval of the 2017 Plan, and as such no stock-based compensation expense was recognized on these stock options during the three-months ended December 31, 2016.  Stock-based compensation expense recognized on these stock options for the six-months ended June 30, 2017 includes recognition of the elapsed service period of these stock options from October 3, 2016 through June 30, 2017.

Stock options

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

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017			2016
Weighted-average exercise price per share	n/a	n/a	$62.64			$40.26
Weighted-average grant date market value of Woodward stock	n/a	n/a	$69.45			$40.26
Expected term (years)	n/a	n/a	6.0	-	8.7	6.3	-	8.7
Estimated volatility	n/a	n/a	31.5%	-	33.7%	34.5%	-	35.1%
Estimated dividend yield	n/a	n/a	0.7%			1.0%
Risk-free interest rate	n/a	n/a	2.2%	-	2.5%	1.7%	-	2.0%

The following is a summary of the activity for stock option awards during the three and nine-months ended June 30, 2017:

	Three-Months Ended		Nine-Months Ended
	June 30, 2017		June 30, 2017
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,331	$39.43	4,944	$35.35
Options granted	-	n/a	780	62.64
Options exercised	(41)	33.08	(416)	33.74
Options forfeited	(10)	44.85	(28)	43.27
Options, ending balance	5,280	39.47	5,280	39.47

Changes in non-vested stock options during the three and nine-months ended June 30, 2017 were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2017		June 30, 2017
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Options outstanding, beginning balance	2,076	$18.58	2,075	$14.90
Options granted	-	n/a	780	25.05
Options vested	(1)	16.62	(762)	15.26
Options forfeited	(11)	15.74	(29)	14.99
Options outstanding, ending balance	2,064	18.60	2,064	18.60

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2017 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,280	$39.47	6.1	$148,468
Options vested and exercisable	3,216	32.81	4.7	111,835
Options vested and expected to vest	5,192	39.25	6.1	147,107

Restricted Stock

In the first quarter of fiscal year 2014, Woodward granted an award of 24 shares of restricted stock under the 2006 Plan to its Chief Executive Officer and President, Thomas A. Gendron, pursuant to a form restricted stock agreement approved by Woodward’s Compensation Committee of the Board of Directors.  Subject to Mr. Gendron’s continued employment by the Company, 100% of these shares of restricted stock would vest following the end of the Company’s fiscal year 2017 if a specified cumulative earnings per share (“EPS”) target is met or exceeded for fiscal years 2014 through 2017.  If this EPS target is not met for that period, all shares of restricted stock will be forfeited by Mr. Gendron.  During the second quarter of fiscal year 2017, Woodward determined it is not probable that the restricted shares will vest.

A summary of the activity for restricted stock awards in the three and nine-months ended June 30, 2017 follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2017		June 30, 2017
	Number	Fair Value per Share	Number	Fair Value per Share
Beginning balance	24	$39.43	24	$39.43
Shares granted	-	n/a	-	n/a
Shares vested	-	n/a	-	n/a
Shares forfeited	-	n/a	-	n/a
Ending balance	24	39.43	24	39.43

Stock-based compensation cost

Woodward recognizes stock-based compensation expense on a straight-line basis over the requisite service period.  Pursuant to form stock option agreements used by the Company, with terms approved by the administrator of the applicable plan, the requisite service period can be less than the four-year vesting period based on grantee’s retirement eligibility.  As such, the recognition of stock-based compensation expense associated with some stock option grants can be accelerated to a period of less than four years, including immediate recognition of stock-based compensation expense on the date of grant.

At June 30, 2017, there was approximately $11,047 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, both stock options and restricted stock awards, granted under the 2006 Plan (for which no further grants will be made) and stock options granted under the 2017 Plan.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Segment external net sales:
Aerospace	$355,992	$308,582	$943,198	$867,871
Industrial	192,630	199,082	548,699	564,285
Total consolidated net sales	$548,622	$507,664	$1,491,897	$1,432,156
Segment earnings:
Aerospace	$67,173	$57,726	$172,277	$151,790
Industrial	20,870	21,963	55,957	62,983
Nonsegment expenses	(12,945)	(10,369)	(43,090)	(50,877)
Interest expense, net	(6,411)	(5,912)	(19,162)	(18,166)
Consolidated earnings before income taxes	$68,687	$63,408	$165,982	$145,730

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	June 30, 2017	September 30, 2016
Segment assets:
Aerospace	$1,699,831	$1,637,522
Industrial	662,650	705,169
Unallocated corporate property, plant and equipment, net	97,953	89,988
Other unallocated assets	218,889	209,683
Consolidated total assets	$2,679,323	$2,642,362

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	trends in our business and the markets in which we operate;
•	our expected expenses in future periods and trends in such expenses over time;
•	descriptions of our plans and expectations for future operations;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the expected level of activity in particular industries or markets and the effects of changes in those levels;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us; and
•	pension and other postretirement plan assumptions and future contributions.

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

OVERVIEW

Operational Highlights

Third Quarter Highlights

Net sales for the third quarter of fiscal year 2017 were $548,622, an increase of $40,958, or 8.1% from $507,664 for the third quarter of the prior year.  Aerospace segment sales for the third quarter of fiscal year 2017 were up $47,410, or 15.4% to $355,992, compared to $308,582 for the third quarter of the prior fiscal year.  Industrial segment sales for the third quarter of fiscal year 2017 were down $6,452, or 3.2% to $192,630, compared to $199,082 for the third quarter of the prior fiscal year.

Net earnings for the third quarter of fiscal year 2017 were $53,626, or $0.85 per diluted share, an increase of $2,579, compared to $51,047, or $0.81 per diluted share, for the third quarter of fiscal year 2016.

The effective tax rate in the third quarter of fiscal year 2017 was 21.9%, compared to 19.5% for the third quarter of the prior fiscal year.

Earnings before interest and taxes (“EBIT”) for the third quarter of fiscal year 2017 were $75,098, up 8.3% from $69,320 in the third quarter of fiscal year 2016.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal year 2017 were  $95,678, up 10.5% from $86,620 for the third quarter of fiscal year 2016.

Aerospace segment earnings as a percent of segment net sales increased to 18.9% in the third quarter of fiscal year 2017 from 18.7% in the third quarter of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 10.8% in the third quarter of fiscal year 2017 from 11.0% in the third quarter of the prior fiscal year.

Year to Date Highlights

Net sales for the first nine months of fiscal year 2017 were $1,491,897, an increase of 4.2% from $1,432,156 for the first nine months of the prior fiscal year.  Aerospace segment sales for the first nine months of fiscal year 2017 were up 8.7% to $943,198, compared to $867,871 for the first nine months of the prior fiscal year.  Industrial segment sales for the first nine months of fiscal year 2017 were down 2.8% to $548,699 compared to $564,285 for the first nine months of the prior fiscal year.

Net earnings for the first nine months of fiscal year 2017 were $138,279, or $2.18 per diluted share, an increase of $20,588, or 17.5% compared to $117,691, or $1.85 per diluted share, for the first nine months of fiscal year 2016.  Net earnings for the first nine months of fiscal year 2016 included approximately $9,900 ($16,100 pre-tax), or $0.16 per diluted share, of special charges related to our initiatives to consolidate facilities, reduce costs and address market conditions.

The effective tax rate in the first nine months of fiscal year 2017 was 16.7%, compared to 19.2% for the first nine months of the prior fiscal year.

EBIT for the first nine months of fiscal year 2017 was $185,144, up 13.0% from $163,896 in the same period of fiscal year 2016.  EBITDA for the first nine months of fiscal year 2017 was $244,731, up 14.5% from $213,817 for the same period of fiscal year 2016.  EBIT and EBITDA for the first nine months of fiscal year 2016 include the special charges of approximately $16,100 discussed above.

Aerospace segment earnings as a percent of segment net sales increased to 18.3% in the first nine months of fiscal year 2017 from 17.5% in the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 10.2% in the first nine months of fiscal year 2017 from 11.2% in the prior fiscal year.

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal year 2017 was $183,798, compared to $362,481 for the first nine months of fiscal year 2016.  Net cash provided by operating activities for the first nine months of fiscal year 2016 included $202,395 of after-tax proceeds related to the formation of a strategic joint venture (the “JV”) between Woodward and General Electric Company (the “JV Proceeds”).  For further discussion of the JV, see Note 4, Joint venture in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

For the first nine months of fiscal year 2017, adjusted free cash flow, which we define as net cash flows provided by operating activities less payments for property, plant and equipment and less the net after-tax JV Proceeds, was $118,723, compared to $31,458 for the first nine months of fiscal year 2016.  The increase is primarily attributable to lower payments for property, plant and equipment and higher net earnings in the first nine months of fiscal year 2017 as compared to the first nine months of fiscal year 2016.

At June 30, 2017, we held $89,002 in cash and cash equivalents, and had total outstanding debt of $691,078 with additional borrowing availability of $873,189, net of outstanding letters of credit, under our revolving credit agreement.  At

June 30, 2017, we had additional borrowing capacity of $7,529 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Nine-Months Ended
	June 30, 2017	% of Net Sales	June 30, 2016	% of Net Sales	June 30, 2017	% of Net Sales	June 30, 2016	% of Net Sales
Net sales	$548,622	100%	$507,664	100%	$1,491,897	100%	$1,432,156	100%
Costs and expenses:
Cost of goods sold	392,802	71.6	370,722	73.0	1,085,152	72.7	1,050,238	73.3
Selling, general, and administrative expenses	40,070	7.3	36,415	7.2	117,038	7.8	114,020	8.0
Research and development costs	34,663	6.3	29,928	5.9	91,588	6.1	93,287	6.5
Amortization of intangible assets	6,439	1.2	6,887	1.4	19,328	1.3	20,759	1.4
Interest expense	6,769	1.2	6,522	1.3	20,399	1.4	19,664	1.4
Interest income	(358)	(0.1)	(610)	(0.1)	(1,237)	(0.1)	(1,498)	(0.1)
Other (income) expense, net	(450)	(0.1)	(5,608)	(1.1)	(6,353)	(0.4)	(10,044)	(0.7)
Total costs and expenses	479,935	87.5	444,256	87.5	1,325,915	88.9	1,286,426	89.8
Earnings before income taxes	68,687	12.5	63,408	12.5	165,982	11.1	145,730	10.2
Income tax expense	15,061	2.7	12,361	2.4	27,703	1.9	28,039	2.0
Net earnings	$53,626	9.8	$51,047	10.1	$138,279	9.3	$117,691	8.2

Other select financial data:

	June 30,	September 30,
	2017	2016
Working capital	$528,297	$463,811
Short-term borrowings and current portion of long-term debt	116,900	150,000
Total debt	691,078	727,153
Total stockholders' equity	1,308,019	1,212,595

Net Sales

Consolidated net sales for the third quarter of fiscal year 2017 increased by $40,958, or 8.1%, compared to the same period of fiscal year 2016.  Consolidated net sales for the first nine months of fiscal year 2017 increased by $59,741, or 4.2%, compared to the same period of fiscal year 2016.  Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ended June 30, 2016	$507,664	$1,432,156
Aerospace volume	45,783	67,942
Industrial volume	(2,883)	(6,528)
Effects of changes in price and sales mix	2,327	5,244
Effects of changes in foreign currency rates	(4,269)	(6,917)
Consolidated net sales for the period ended June 30, 2017	$548,622	$1,491,897

The increase in net sales for the third quarter and first nine months of fiscal year 2017 was primarily attributable to increased defense original equipment manufacturer (“OEM”) sales and increased commercial aftermarket and OEM sales in the Aerospace segment,  partially offset by decreased industrial gas turbine aftermarket and OEM sales and wind turbine converter sales in our Industrial segment.

Costs and Expenses

Costs and expenses for the first nine months of fiscal year 2016 included special charges totaling approximately $16,100 ($13,300 included in cost of goods sold, $1,700 included in selling, general and administrative expenses, and $1,100 included in research and development costs) related to our efforts to consolidate facilities, reduce costs and address current market conditions in fiscal year 2016.  There were no comparable costs and expenses recorded in the first nine months of fiscal year 2017.

Cost of goods sold increased by $22,080 to $392,802, or 71.6% of net sales, for the third quarter of fiscal year 2017 from $370,722, or 73.0% of net sales, for the third quarter of fiscal year 2016.  Cost of goods sold increased by  $34,914 to $1,085,152 or 72.7% of net sales, for the first nine months of fiscal year 2017 from $1,050,238, or 73.3% of net sales, for the first nine months of fiscal year 2016.  The increase in cost of goods sold for the third quarter and first nine months of fiscal year 2017 as compared to the same periods of fiscal year 2016 is primarily attributable to higher sales volume and planned facility ramp-up costs in our Aerospace segment.  The increase for the first nine months of fiscal year 2017 also included planned new facility expenses for our new Colorado facilities.  The increase for the nine months year-over-year was partially offset by the inclusion of special charges in the first nine months of fiscal year 2016 of approximately $13,300, as described above, for which no such similar charge was recorded in fiscal year 2017.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 28.4% for the third quarter of fiscal year 2017, compared to 27.0% for the third quarter of fiscal year 2016.  Gross margin for the third quarter of fiscal year 2017 was higher as compared to the third quarter of fiscal year 2016 due to fixed cost leverage on higher sales volume in our Aerospace segment partially offset by planned facility ramp-up costs in our Aerospace segment.

Gross margin was 27.3% for the first nine months of fiscal year 2017, compared to 26.7% for the first nine months of fiscal year 2016.  The increase in gross margin for the first nine months of fiscal year 2017 as compared to the first nine months of fiscal year 2016, was due to the inclusion in cost of goods sold of approximately $13,300 of special charges in the first nine months of fiscal year 2016 and fixed cost leverage on higher sales volume in our Aerospace segment, partially offset by planned facility ramp-up costs for the current year period in both our Aerospace and Industrial segments.

Selling, general, and administrative expenses increased by $3,655, or 10.0%, to $40,070 for the third quarter of fiscal year 2017 as compared to $36,415 for the third quarter of fiscal year 2016.  Selling, general, and administrative expenses as a percentage of net sales was 7.3% for the third quarter of fiscal year 2017 as compared to 7.2% for the third quarter of fiscal year 2016.  Selling, general, and administrative expenses increased by $3,018, or 2.6%, to $117,038 for the first nine months of fiscal year 2017 as compared to $114,020 for the first nine months of fiscal year 2016.  Selling, general, and administrative expenses as a percentage of net sales was 7.8% for the first nine months of fiscal year 2017, as compared to 8.0% for the first nine months of fiscal year 2016.  The increase in selling, general and administrative expenses for the third quarter and first nine months of fiscal year 2017 compared to the same periods of the prior fiscal year was primarily due to timing differences in the recognition of various expenses, partially offset by savings associated with cost reduction initiatives previously implemented.  In addition, the first nine months of fiscal year 2016 included special charges of approximately $1,700, described above, recorded in the first quarter of fiscal year 2016.

Research and development costs increased by $4,735, or 15.8%, to $34,663 for the third quarter of fiscal year 2017, as compared to $29,928 for the third quarter of fiscal year 2016.  Research and development costs increased as a percentage of net sales to 6.3% for the third quarter of fiscal year 2017, as compared to 5.9% for the third quarter of fiscal year 2016.  Research and development costs decreased by $1,699, or 1.8%, to $91,588 for the first nine months of fiscal year 2017, as compared to $93,287 for the first nine months of fiscal year 2016.  Research and development costs decreased as a percentage of net sales to 6.1% for the first nine months of fiscal year 2017, as compared to 6.5% for the first nine months of fiscal year 2016.  Research and development costs in the third quarter of fiscal year 2017 were higher due to variability in the timing of projects and expenses.  Research and development costs in the first nine months of fiscal year 2017 were lower due primarily to the inclusion in the first quarter of fiscal year 2016 of the special charges of approximately $1,100 described above.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Amortization of intangible assets decreased to $6,439 for the third quarter and $19,328 for the first nine months of fiscal year 2017, compared to $6,887 for the third quarter and $20,759 for the first nine months of fiscal year 2016.  As a percentage of net sales, amortization of intangible assets was 1.2% for the third quarter and 1.3% for the first nine months of fiscal year 2017, as compared to 1.4% for both the third quarter and first nine months of fiscal year 2016.  The decrease in amortization expense was primarily related to certain intangible assets becoming fully amortized during fiscal year 2016.

Interest expense was $6,769, or 1.2% of net sales, for the third quarter and $20,399, or 1.4% of net sales for the first nine months of fiscal year 2017, compared to $6,522, or 1.3% of net sales, for the third quarter and $19,664, or 1.4% for the first nine months of fiscal year 2016.  The slight increase in interest expense is primarily attributable to lower amounts of capitalized interest in the third quarter and first nine months of fiscal year 2017 as compared to the third quarter and first nine months of fiscal year 2016, as capital projects have been completed, partially offset by a decrease in higher interest debt due to the retirement of $57,000 of 7.81% Series E notes in fiscal year 2016.

Income taxes were provided at an effective rate on earnings before income taxes of 21.9% for the third quarter and 16.7% for the first nine months of fiscal year 2017, compared to 19.5% for the third quarter and 19.2% for the first nine months of fiscal year 2016.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

	Three-Month	Nine-Month
	Period	Period
Effective tax rate for the period ended June 30, 2016	19.5%	19.2%
Retroactive benefit of research and experimentation credit	0.1	4.1
State and local taxes	(0.6)	(0.6)
Adjustment of prior period tax items	(3.5)	(1.5)
Taxes on international activities	0.9	(6.1)
Net excess income tax benefit from stock-based compensation	5.7	1.8
Other	(0.2)	(0.2)
Effective tax rate for the period ended June 30, 2017	21.9%	16.7%

The increase in the year-over-year effective tax rate for the third quarter of fiscal year 2017 is primarily attributable to a smaller favorable adjustment for the net excess income tax benefits from stock-based compensation in the current quarter.  This increase in the year-over-year effective tax rate was partially offset by larger net favorable resolutions of tax matters in the current quarter compared to the prior year quarter.

The decrease in the year-over-year effective tax rate for the nine-months ended June 30, 2017 is primarily attributable to the impact of the repatriation to the U.S. of certain net foreign profits and losses in the first quarter of fiscal year 2017.  The U.S. foreign tax credits available as a result of the repatriation of the foreign net earnings were greater than the U.S. taxes payable on these net foreign earnings.  The excess U.S. foreign tax credits are expected to be used to offset U.S. taxes on other foreign source income.  The decrease in the year-over-year effective tax rate for the nine-month period was also attributable to larger favorable resolutions of tax matters in the current fiscal year compared to the prior fiscal year.  This combined decrease was partially offset by a smaller favorable adjustment for the net excess income tax benefit from stock-based compensation in the current fiscal year and the retroactive benefit of the U.S. research and experimentation credit pursuant to the December 18, 2015 enactment of the Protecting Americans from Tax Hikes Act of 2015, which was included in the effective tax rate for the first quarter of fiscal year 2016, but did not repeat in fiscal year 2017.

Segment Results

The following table presents sales by segment:

	Three-Months Ended June 30,				Nine-Months Ended June 30,
	2017		2016		2017		2016
Net sales:
Aerospace	$355,992	64.9%	$308,582	60.8%	$943,198	63.2%	$867,871	60.6%
Industrial	192,630	35.1	199,082	39.2	548,699	36.8	564,285	39.4
Consolidated net sales	$548,622	100.0%	$507,664	100.0%	$1,491,897	100.0%	$1,432,156	100.0%

The following table presents earnings by segment:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2017	2016	2017	2016
Aerospace	$67,173	$57,726	$172,277	$151,790
Industrial	20,870	21,963	55,957	62,983
Nonsegment expenses	(12,945)	(10,369)	(43,090)	(50,877)
Interest expense, net	(6,411)	(5,912)	(19,162)	(18,166)
Consolidated earnings before income taxes	68,687	63,408	165,982	145,730
Income tax expense	(15,061)	(12,361)	(27,703)	(28,039)
Consolidated net earnings	$53,626	$51,047	$138,279	$117,691

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2017	2016	2017	2016
Aerospace	18.9%	18.7%	18.3%	17.5%
Industrial	10.8%	11.0%	10.2%	11.2%

Aerospace

Aerospace segment net sales were $355,922 for the third quarter of fiscal year 2017, up 15.4% compared to $308,582 for the same period of fiscal year 2016.  Aerospace segment net sales were $943,198 for the first nine months of fiscal year 2017, up 8.7% compared to $867,871 for the same period of fiscal year 2016.  The increase in segment net sales for the third quarter and first nine months of fiscal year 2017 as compared to the same period of fiscal year 2016 was driven primarily by increased defense OEM sales and increased commercial aftermarket and OEM sales in fiscal year 2017.  Defense aftermarket sales were flat year over year for the quarter, but up on a year-to-date basis as compared to the prior year.

U.S. government funds continue to be prioritized for defense platforms on which we have content.  Defense OEM sales continued to increase in the third quarter and first nine months of fiscal year 2017, driven by sales of smart weapons, as demand has remained strong.  Defense aftermarket sales were flat in the third quarter of fiscal year 2017 and increased on a year-to-date basis as compared to the same periods of the prior fiscal year, reflecting variability in the timing of continued maintenance needs and upgrade programs.

Commercial aftermarket sales increased significantly in the third quarter and first nine months of fiscal year 2017 as compared to the same periods of the prior fiscal year, benefitting from both the initial provisioning for new platforms and increased utilization of existing fleets.

Commercial OEM sales were up for the third quarter and first nine months of fiscal year 2017 as compared to the third quarter and first nine months of fiscal year 2016 due to next generation aircraft programs driving strong commercial OEM sales, reflecting the increased production of certain next generation aircraft on which Woodward has increased content, partially offset by continuing weakness in business jets and rotorcraft.

Aerospace segment earnings increased by $9,447, or 16.4%, to $67,173 for the third quarter of fiscal year 2017, compared to $57,726 for the third quarter of fiscal year 2016.  Aerospace segment earnings increased by $20,487, or 13.5%, to $172,277 for the first nine months of fiscal year 2017, compared to $151,790 for the first nine months of fiscal year 2016.  The change in Aerospace segment earnings for the third quarter and first nine months of fiscal year 2017 were due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2016	$57,726	$151,790
Sales volume	24,264	35,408
Price, sales mix and productivity	(172)	(1,172)
New facility costs	(3,672)	(9,757)
Joint venture earnings	(3,159)	(4,251)
Other, net	(7,814)	259
Earnings for the period ended June 30, 2017	$67,173	$172,277

Aerospace segment earnings as a percentage of segment net sales were 18.9% for the third quarter and 18.3% for the first nine months of fiscal year 2017, compared to 18.7% for the third quarter and 17.5% for the first nine months of fiscal year 2016.  The increase in aerospace segment earnings was primarily attributable to higher sales volume, partially offset by new facility costs, lower JV earnings and the timing of various other costs.

Industrial

Industrial segment net sales decreased by 3.2% to $192,630 for the third quarter of fiscal year 2017, compared to $199,082 for the third quarter of fiscal year 2016.  Segment net sales were $548,699 for the first nine months of fiscal year 2017, down 2.8% compared to $564,285 for the same period of fiscal year 2016.  Industrial gas turbine aftermarket and OEM sales and wind turbine converter sales declined in both the third quarter and first nine months of fiscal year 2017 as compared to the same periods of the prior fiscal year due to macroeconomic activity tempering demand for industrial gas turbines and unfavorable regional dynamics in the wind turbine market.  Sales of fuel systems for Compressed Natural Gas (“CNG”) trucks in Asia increased in both the third quarter and first nine months of fiscal year 2017 as compared to the same periods of fiscal year 2016 as the Chinese government continues to encourage natural gas usage.  In addition, reciprocating engine power generation applications were up in both the third quarter and first nine months of fiscal year 2017 as compared to the same periods of the prior year.

Industrial segment earnings  decreased by $1,093, or 5.0%, to $20,870 for the third quarter of fiscal year 2017, compared to $21,963 for the third quarter of fiscal year 2016. Segment earnings decreased by $7,026, or 11.2% to $55,957 for the first nine months of fiscal year 2017 compared to $62,983 for the same period of 2016.  The net decrease in Industrial segment earnings for the third quarter and first nine months of fiscal year 2017 was due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2016	$21,963	$62,983
Sales volume	(1,786)	(5,019)
Price, sales mix and productivity	(358)	(5,626)
Savings from cost reduction initiatives	4,574	11,155
New facility costs	-	(4,692)
Effects of changes in foreign currency rates	(1,428)	(1,446)
Other, net	(2,095)	(1,398)
Earnings for the period ended June 30, 2017	$20,870	$55,957

Industrial segment earnings as a percentage of sales were 10.8% for the third quarter and 10.2% for the first nine months of fiscal year 2017, compared to 11.0% for the third quarter and 11.2% for the first nine months of fiscal year 2016.  The decrease in segment earnings for the third quarter of fiscal year 2017 as compared to the same period of fiscal year 2016 was driven by the impact of lower sales volume.    The decrease in segment earnings for the first nine months of fiscal year 2017 as compared to the same period of fiscal year 2016 was driven by the impact of lower sales volume, unfavorable sales mix, the planned increase in new facility costs, and unfavorable changes in exchange rates, which were partially offset by the savings associated with significant cost reduction initiatives previously implemented.

Nonsegment expenses

Nonsegment expenses increased to $12,945 for the third quarter of fiscal year 2017, compared to $10,369 for the third quarter of fiscal year 2016.  As a percent of consolidated net sales, nonsegment expenses increased to 2.4% of consolidated net sales for the third quarter of fiscal year 2017, compared to 2.0% of consolidated net sales for the third quarter of fiscal year 2016.  The increase in nonsegment expenses in the third quarter of fiscal year 2017 is primarily due to timing differences in the recognition of various expenses.

Nonsegment expenses decreased to $43,090 for the first nine months of fiscal year 2017, compared to $50,877 for the first nine months of fiscal year 2016.  As a percent of consolidated net sales, nonsegment expenses were 2.9% of consolidated net sales for the first nine months of fiscal year 2017, compared to 3.6% of consolidated net sales for the first nine months of fiscal year 2016.  The decrease in nonsegment expenses in the first nine months of fiscal year 2017 as compared to the first nine months of fiscal year 2016 is due to special charges taken in the first quarter  of fiscal year 2016 totaling approximately $16,100 related to our efforts to consolidate facilities, reduce costs and address market conditions, which did not recur in the first nine months of fiscal year 2017, partially offset by timing differences in the recognition of various expenses.

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

Our aggregate cash and cash equivalents were $89,002 at June 30, 2017 and $81,090 at September 30, 2016, and our working capital was $528,297 at June 30,  2017 and $463,811 at September 30, 2016.  Of the $89,002 of cash and cash equivalents held at June 30, 2017, $86,576 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

Consistent with business practice common in China, our Chinese subsidiary accepts bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft.  The issuing financial institution is the obligor, not our customers.  Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance.  We had bankers’ acceptance notes of $21,119 at June 30, 2017 and $5,093 at September 30, 2016 recorded as non-customer accounts receivable on our consolidated balance sheets.  The increase in the amount of bankers’ acceptance notes is due to the higher sales of natural gas truck systems in China.  We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy as to which the credit risk associated with the bankers’ acceptance note is believed to be low.

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

At June 30, 2017, we had total outstanding debt of $691,078 consisting of amounts borrowed under our revolving credit facility and various series of unsecured notes due between 2018 and 2031, with additional borrowing availability of $873,189 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,529 under various foreign credit facilities.  For further discussion of our notes, see Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At June 30, 2017, we had $116,900 of borrowings outstanding under our revolving credit facility, all of which was classified as short-term.    Revolving credit facility and short-term borrowing activity during the nine-months ended June 30, 2017 were as follows:

Maximum daily balance during the period	$317,700
Average daily balance during the period	$250,378
Weighted average interest rate on average daily balance	1.87%

We believe we were in compliance with all our debt covenants as of June 30, 2017.  See Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K, for more information about our covenants.

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

In the first quarter of fiscal year 2017, our Board of Directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2019 (the “2016 Authorization”).  In the first nine months of fiscal year 2017, we purchased 886 shares of our common stock for $61,229, of which 350 shares were purchased pursuant to a 10b5-1 plan and 536 were purchased pursuant to a 10b-18 plan.

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

Cash Flows

	Nine-Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$183,798	$362,481
Net cash used in investing activities	(63,720)	(122,881)
Net cash used in financing activities	(111,411)	(200,635)
Effect of exchange rate changes on cash and cash equivalents	(755)	(3,048)
Net change in cash and cash equivalents	7,912	35,917
Cash and cash equivalents at beginning of year	81,090	82,202
Cash and cash equivalents at end of period	$89,002	$118,119

Net cash flows provided by operating activities for the first nine months of fiscal year 2017 was $183,798, compared to $362,481 for the same period of fiscal year 2016.  Net cash provided by operating activities for the first nine months of fiscal year 2016 included net after-tax JV Proceeds of $202,395.  Excluding the net after-tax JV Proceeds, the remaining increase in net cash provided by operating activities is primarily attributable to increased net earnings.

Net cash flows used in investing activities for the first nine months of fiscal year 2017 was $63,720, compared to $122,881 in the first nine months of fiscal year 2016.  The decrease in cash used in investing activities compared to the same period of the prior fiscal year is due primarily to decreased payments for capital expenditures.  Payments for property, plant and equipment decreased by $63,553 to $65,075 in the first nine months of fiscal year 2017 as compared to $128,628 in the first nine months of fiscal year 2016 related mainly to lower equipment purchases associated with the our aerospace segment facility in the greater-Rockford, Illinois area and completion of our Industrial segment facility in Fort Collins, Colorado.

Net cash flows used in financing activities for the first nine months of fiscal year 2017 was $111,411, compared to $200,635 in the first nine months of fiscal year 2016.  During the first nine months of fiscal year 2017, we had net debt payments of $39,800 compared to net debt payments of $67,784 in the first nine months of fiscal year 2016.  We utilized $61,229 to repurchase 886 shares of our common stock in the first nine months of fiscal year 2017 under the 2016 Authorization, compared to $125,000 to repurchase 2,635 shares of our common stock, under the then existing stock repurchase program, in the first nine months of fiscal year 2016.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating and capital leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first nine months of fiscal year 2017.

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

EBIT and EBITDA for the three and nine-months ended June 30, 2017 and June 30, 2016 were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2017	2016	2017	2016
Net earnings (U.S. GAAP)	$53,626	$51,047	$138,279	$117,691
Income tax expense	15,061	12,361	27,703	28,039
Interest expense	6,769	6,522	20,399	19,664
Interest income	(358)	(610)	(1,237)	(1,498)
EBIT (Non-U.S. GAAP)	75,098	69,320	185,144	163,896
Amortization of intangible assets	6,439	6,887	19,328	20,759
Depreciation expense	14,141	10,413	40,259	29,162
EBITDA (Non-U.S. GAAP)	$95,678	$86,620	$244,731	$213,817

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

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant and equipment, as well as adjusted free cash flow, which is defined by the Company as free cash flow less the net after-tax JV Proceeds, in reviewing the financial performance of Woodward’s various business groups and evaluating cash levels.  We believe free cash flow and adjusted free cash flow are useful measures for investors because they portray our ability to generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, purchasing our common stock, and paying dividends.  In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP.  Neither free cash flow nor adjusted free cash flow necessarily represent funds available for discretionary use, and neither is necessarily a measure of our ability to fund our cash needs.  In particular, the gross proceeds received in connection with the formation of the JV was a discrete positive cash flow event not expected to recur.  Our calculations of free cash flow and adjusted free cash flow may differ from similarly titled measures used by other companies, limiting its usefulness as a comparative measure.

Free cash flow and adjusted free cash flow for the nine-months ended June 30, 2017  and June 30, 2016 were as follows:

	Nine-Months Ended June 30,
	2017	2016
Net cash provided by operating activities (U.S. GAAP)	$183,798	$362,481
Payments for property, plant and equipment	(65,075)	(128,628)
Free cash flow (Non-U.S. GAAP)	118,723	233,853
Less: Gross proceeds from formation of joint venture	-	(250,000)
Tax payments related to formation of joint venture	-	47,605
Net after-tax proceeds from formation of joint venture	-	(202,395)
Adjusted free cash flow (Non-U.S. GAAP)	$118,723	$31,458

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2017 through April 30, 2017 (2)	296	$67.67	-	$438,771
May 1, 2017 through May 31, 2017 (2)	-	-	-	438,771
June 1, 2017 through June 30, 2017 (2)	342	67.58	-	438,771

(1)

In November 2016,  our Board of Directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2019.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 296 shares were acquired in April, 2017 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 342 shares of common stock were acquired in June, 2017 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: July 24, 2017	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: July 24, 2017	/s/ Robert F. Weber, Jr.
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

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report