Form 10-Q
period 2017-12-31
Woodward, Inc.
filed 2018-01-24
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Yes ☐ No ☒

As of January 18, 2018,  61,272,503 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended
	December 31,
	2017	2016

Net sales	$470,148	$442,894
Costs and expenses:
Cost of goods sold	346,784	329,148
Selling, general and administrative expenses	46,276	38,300
Research and development costs	34,786	26,540
Interest expense	6,750	6,840
Interest income	(363)	(405)
Other (income) expense, net (Note 16)	(1,572)	(4,588)
Total costs and expenses	432,661	395,835
Earnings before income taxes	37,487	47,059
Income tax expense	19,227	511
Net earnings	$18,260	$46,548

Earnings per share (Note 3):
Basic earnings per share	$0.30	$0.76
Diluted earnings per share	$0.29	$0.73

Weighted Average Common Shares Outstanding (Note 3):
Basic	61,246	61,559
Diluted	63,709	63,671
Cash dividends per share paid to Woodward common stockholders	$0.125	$0.110

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended
	December 31,
	2017	2016

Net earnings	$18,260	$46,548

Other comprehensive earnings:
Foreign currency translation adjustments	5,103	(18,635)
Net (loss) gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 6)	(743)	3,830
Taxes on changes in foreign currency translation adjustments	187	(306)
Foreign currency translation and transactions adjustments, net of tax	4,547	(15,111)

Reclassification of net realized gains on derivatives to earnings (Note 6)	(18)	(18)
Taxes on changes in derivative transactions	7	7
Derivative adjustments, net of tax	(11)	(11)

Curtailment of postretirement benefit plan arising during the period	59	-
Amortization of pension and other postretirement plan:
Net prior service cost	137	56
Net loss	246	641
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	(99)	1,255
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(132)	(693)
Pension and other postretirement benefit plan adjustments, net of tax	211	1,259
Total comprehensive earnings	$23,007	$32,685

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$85,779	$87,552
Accounts receivable, less allowance for uncollectible amounts of $3,793 and $3,776, respectively	331,438	402,182
Inventories	503,523	473,505
Income taxes receivable	18,842	19,376
Other current assets	39,660	38,574
Total current assets	979,242	1,021,189
Property, plant and equipment, net	930,158	922,043
Goodwill	556,759	556,545
Intangible assets, net	165,633	171,882
Deferred income tax assets	20,473	19,950
Other assets	72,909	65,500
Total assets	$2,725,174	$2,757,109
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$66,300	$32,600
Accounts payable	182,144	232,788
Income taxes payable	5,891	6,774
Accrued liabilities	98,785	155,072
Total current liabilities	353,120	427,234
Long-term debt, less current portion	583,339	580,286
Deferred income tax liabilities	21,901	33,408
Other liabilities	366,268	344,798
Total liabilities	1,324,628	1,385,726
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	176,473	163,836
Accumulated other comprehensive losses	(48,439)	(53,186)
Deferred compensation	8,173	7,135
Retained earnings	1,830,872	1,820,268
	1,967,185	1,938,159
Treasury stock at cost, 11,706 shares and 11,739 shares, respectively	(558,466)	(559,641)
Treasury stock held for deferred compensation, at cost, 200 shares and 186 shares, respectively	(8,173)	(7,135)
Total stockholders' equity	1,400,546	1,371,383
Total liabilities and stockholders' equity	$2,725,174	$2,757,109

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$18,260	$46,548
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,070	18,913
Gain due to curtailment of postretirement plan	(330)	-
Net gain on sales of assets	(58)	(3,699)
Stock-based compensation	12,423	1,261
Deferred income taxes	(11,681)	4,777
Gain on derivatives reclassified from accumulated comprehensive earnings into earnings	(18)	(18)
Changes in operating assets and liabilities:
Accounts receivable	72,714	87,615
Inventories	(28,796)	(37,632)
Accounts payable and accrued liabilities	(104,150)	(54,563)
Income taxes	25,597	(5,731)
Retirement benefit obligations	(673)	(897)
Other	(6,891)	(4,223)
Net cash (used in) provided by operating activities	(2,533)	52,351
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(28,450)	(21,058)
Proceeds from sale of assets	132	3,682
Proceeds from sales of short-term investments	-	758
Payments for purchases of short-term investments	(791)	-
Net cash used in investing activities	(29,109)	(16,618)
Cash flows from financing activities:
Cash dividends paid	(7,656)	(6,779)
Proceeds from sales of treasury stock	1,389	4,843
Payments for repurchases of common stock	-	(24,004)
Borrowings on revolving lines of credit and short-term borrowings	458,950	316,650
Payments on revolving lines of credit and short-term borrowings	(425,250)	(312,800)
Payments of long-term debt and capital lease obligations	(106)	(102)
Net cash provided by (used in) financing activities	27,327	(22,192)
Effect of exchange rate changes on cash and cash equivalents	2,542	(13,746)
Net change in cash and cash equivalents	(1,773)	(205)
Cash and cash equivalents at beginning of year	87,552	81,090
Cash and cash equivalents at end of period	$85,779	$80,885

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2016	-	72,960	(11,374)	(157)	$106	$141,570	$(25,971)	$179	$(39,913)	$(65,705)	$5,089	$1,649,506	$(512,882)	$(5,089)	$1,212,595
Net earnings	-	-	-	-	-	-	-	-	-	-	-	46,548	-	-	46,548
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(15,111)	(11)	1,259	(13,863)	-	-	-	-	(13,863)
Cash dividends paid ($0.110 per share)	-	-	-	-	-	-	-	-	-	-	-	(6,779)	-	-	(6,779)
Purchases of treasury stock	-	-	(350)	-	-	-	-	-	-	-	-	-	(24,004)	-	(24,004)
Sales of treasury stock	-	-	139	-	-	(907)	-	-	-	-	-	-	5,750	-	4,843
Common shares issued from treasury stock to settle employee liabilities	-	-	26	(26)	-	740	-	-	-	-	1,767	-	1,027	(1,767)	1,767
Stock-based compensation	-	-	-	-	-	1,261	-	-	-	-	-	-	-	-	1,261
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	-	-	-	-	-	-	-	37	-	-	(37)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(4)	-	-	4	-
Balances as of December 31, 2016	-	72,960	(11,559)	(183)	$106	$142,664	$(41,082)	$168	$(38,654)	$(79,568)	$6,889	$1,689,275	$(530,109)	$(6,889)	$1,222,368

Balances as of October 1, 2017	-	72,960	(11,739)	(186)	$106	$163,836	$(27,280)	$135	$(26,041)	$(53,186)	$7,135	$1,820,268	$(559,641)	$(7,135)	$1,371,383
Net earnings	-	-	-	-	-	-	-	-	-	-	-	18,260	-	-	18,260
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	4,547	(11)	211	4,747	-	-	-	-	4,747
Cash dividends paid ($0.125 per share)	-	-	-	-	-	-	-	-	-	-	-	(7,656)	-	-	(7,656)
Sales of treasury stock	-	-	33	-	-	214	-	-	-	-	-	-	1,175	-	1,389
Stock-based compensation	-	-	-	-	-	12,423	-	-	-	-	-	-	-	-	12,423
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(14)	-	-	-	-	-	-	1,041	-	-	(1,041)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(3)	-	-	3	-
Balances as of December 31, 2017	-	72,960	(11,706)	(200)	$106	$176,473	$(22,733)	$124	$(25,830)	$(48,439)	$8,173	$1,830,872	$(558,466)	$(8,173)	$1,400,546

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2017 and for the three months ended December  31, 2017 and December  31, 2016, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December  31, 2017, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three months ended December  31, 2017 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

As disclosed in Note 1, Operations and summary of significant accounting policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of Woodward’s most recent Annual Report on Form 10-K, the amortization of intangible assets has been reclassified from a separate line in the condensed consolidated statement of earnings for the three-months ended December 31, 2016 to an allocated expense/cost component of cost of goods sold and selling, general and administrative expenses based on the nature of the intangible asset that is being amortized.  The reclassification of these amounts conforms to the current period presentation.

Note 2.  New accounting standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  ASU 2017-12 is intended to more closely align the financial statement reporting of hedging relationships with the economic results of an entity’s risk management activities and to make certain targeted improvements to simplify the application of hedge accounting guidance in current U.S. GAAP.  ASU 2017-12 is also intended to increase standardization of financial statement disclosures including requiring a tabular disclosure of the income statement effects of fair value and cash flow hedges.  Woodward early  adopted the new guidance in the first quarter of fiscal year 2018.  The application of the new guidance did not have any impact on Woodward’s current hedging arrangements or on the disclosures related to such arrangements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  ASU 2017-07 requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same statement of earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the statement of earnings separately from service costs.  ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 (fiscal year 2019 for Woodward).  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  The amendments of ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs from defined benefit and other postretirement benefit plans in the statement of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component into manufactured inventories.  Early adoption is permitted as of the beginning of Woodward’s fiscal year 2018.  Woodward will adopt the new guidance in fiscal year 2019, and expects changes to earnings before income taxes to be insignificant in the year of adoption.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.”  ASU 2016-16 eliminates the current U.S. GAAP exception deferring the tax effects of intercompany asset transfers (other than inventory) until the transferred asset is sold to a third party or otherwise recovered through use.  After adoption of ASU 2016-16, Woodward will recognize the tax consequences of intercompany asset transfers in the buyer’s and seller’s tax jurisdictions when the transfer occurs, even though the pre-tax effects of these transactions are eliminated in consolidation.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the year of adoption.  Early adoption is permitted as of the beginning of Woodward’s fiscal year 2018.  Woodward will adopt the new guidance in fiscal year 2019.  Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption.  Woodward has not determined in which period it will adopt the new guidance.  Woodward currently anticipates the adoption of ASU 2016-16 will result in balance sheet reclassifications, but based on Woodward’s current transactional activity, such adjustments are not expected to be significant.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The purpose of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  In addition, ASU 2016-02 modifies the definition of a lease to clarify that an arrangement contains a lease when such arrangement conveys the right to control the use of an identified asset.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within the year of adoption.  In transition, Woodward will be required to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach; therefore, Woodward anticipates restating its Consolidated Financial Statements for the two fiscal years prior to the year of adoption.  However, during December 2017, the FASB proposed amending ASU 2016-02 such that restatement of fiscal years 2018 and 2019 would not be required upon adoption.  Although early adoption is permitted, Woodward expects to adopt the new guidance in fiscal year 2020 and is currently assessing the impact this guidance may have on its Consolidated Financial Statements, including which of its existing lease arrangements will be impacted by the new guidance and whether other arrangements not currently classified as leases may become subject to the guidance of ASU 2016-02.  Rent expense for all operating leases in fiscal year 2017, none of which was recognized on the balance sheet, was $8,302.  As of September 30, 2017, future minimum rental payments required under operating leases, none of which were recognized on the balance sheet, were $23,215.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”).  ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance.  ASC 606 outlines a five-step model, under which Woodward will recognize revenue as performance obligations within a customer contract are satisfied.  ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability.  Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the reporting period.  Woodward has determined it will elect to adopt using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application.

Further, under the cumulative effect transition method, Woodward will disclose the impact of changes to financial statement line items as a result of applying ASC 606 (rather than previous U.S. GAAP) and include an explanation of the reasons for significant changes.

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

In addition, ASC 606 will require more comprehensive disclosures about revenue streams and contracts with customers, including significant judgments required.  Woodward is currently implementing changes to its processes for preparing required disclosures and to information systems that support the financial reporting process.

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended
	December 31,
	2017	2016
Numerator:
Net earnings	$18,260	$46,548
Denominator:
Basic shares outstanding	61,246	61,559
Dilutive effect of stock options and restricted stock	2,463	2,112
Diluted shares outstanding	63,709	63,671
Income per common share:
Basic earnings per share	$0.30	$0.76
Diluted earnings per share	$0.29	$0.73

The following stock option grants were outstanding during the three-months ended December 31, 2017 and 2016, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended
	December 31,
	2017	2016
Options	754		-
Weighted-average option price	$78.75	$	n/a

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended
	December 31,
	2017	2016
Weighted-average treasury stock shares held for deferred compensation obligations	193	170

Note 4.  Joint venture

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”) to design, develop and source fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

As part of the JV formation, Woodward contributed to the JV certain contractual rights and intellectual property applicable to the existing GE commercial aircraft engine programs within the scope of the JV.  Woodward had no initial cost basis in the JV because Woodward had no cost basis in the contractual rights and intellectual property contributed to the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year which began on January 4, 2017, subject to certain claw-back conditions.  Woodward records annual payments received as deferred income and includes them in Net cash provided by operating activities under the caption “Other” on the Condensed Consolidated Statement of Cash Flows.  Neither Woodward nor GE contributed any tangible assets to the JV.

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded the $250,000 consideration received from GE, in January of 2016, for its purchase of a 50% equity interest in the JV as deferred income.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  Unamortized deferred income recorded in connection with the JV formation included accrued liabilities of $6,439 as of December 31, 2017 and $6,451 as of September 30, 2017, and other liabilities of $235,855 as of December 31, 2017 and $236,896 as of September 30, 2017.  Amortization of the deferred income recognized as an increase to sales was $1,053 for the three-months ended December 31, 2017, and $1,496 for the three-months ended December  31, 2016.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  The JV is a related party to Woodward.  Other income includes income of $596 for the three-months ended December  31, 2017, and income of $684 for the three-months ended December  31, 2016 related to Woodward’s equity interest in the earnings of the JV.  Woodward received no cash distributions from the JV in the three-months ended December  31,  2017 or 2016.  Woodward’s net investment in the JV, which is included in other assets, was $6,868 as of December  31, 2017 and $6,272 as of September 30, 2017.

Woodward’s net sales include $12,975 for the three-months ended December 31, 2017 of sales to the JV, compared to $15,302 for the three-months ended December  31, 2016.  Woodward recorded a reduction to sales of $5,408 for the three-months ended December  31, 2017 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to $5,403 for the three-months ended December  31, 2016.  The Condensed Consolidated Balance Sheets include “Accounts receivable” of $6,728 at December 31, 2017, and $8,554 at September 30, 2017, related to amounts the JV owed Woodward, and include “Accounts payable” of $3,984 at December 31, 2017, and $6,741 at September 30, 2017, related to amounts Woodward owed the JV.

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of December 31, 2017 or September 30, 2017.

	At December 31, 2017				At September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$77,411	$-	$-	$77,411	$79,822	$-	$-	$79,822
Investments in reverse repurchase agreements	847	-	-	847	1	-	-	1
Investments in term deposits with foreign banks	7,521	-	-	7,521	7,729	-	-	7,729
Equity securities	19,133	-	-	19,133	16,600	-	-	16,600
Total financial assets	$104,912	$-	$-	$104,912	$104,152	$-	$-	$104,152

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

Accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2017		At September 30, 2017
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$14,771	$14,217	$15,848	$14,507
Investments in short-term time deposits	2	9,191	9,219	8,227	8,223
Liabilities:
Long-term debt	2	$(596,136)	$(585,059)	$(592,317)	$(582,080)

In fiscal years 2014 and 2013, Woodward received long-term notes from municipalities within the states of Illinois and Colorado in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.5% at December 31, 2017 and 2.6% at September 30, 2017.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits were 5.6% at December 31, 2017 and 5.3% at September 30, 2017.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.3% at December 31, 2017 and 2.4% at September 30, 2017.

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

Woodward did not enter into any derivatives or hedging transactions during the three-months ended December 31, 2017 or 2016.

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive (losses) earnings (“accumulated OCI”), were net gains of $200 as of December 31, 2017 and $218 as of September 30, 2017.

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

Based on the carrying value of the realized but unrecognized gains on terminated derivative instruments designated as cash flow hedges as of December 31, 2017, Woodward expects to reclassify $72 of net unrecognized gains on terminated derivative instruments from accumulated other comprehensive (losses) earnings to earnings during the next twelve months.

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026.  Woodward designated the €40,000 Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  On the Series M Notes a foreign exchange loss of $743 for the three-months ended December 31, 2017 and a foreign exchange gain of $2,814 for the three-months ended December 31, 2016 are included in foreign currency translation adjustments within total comprehensive (losses) earnings.

In July 2016, Woodward designated an intercompany loan of 160,000 renminbi between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Unrealized foreign exchange gains on the loan of $1,016 for the three-months ended December 31, 2016 are included in foreign currency translation adjustments within total comprehensive (losses) earnings.  The intercompany loan was repaid in July 2017.

Note 7.  Supplemental statement of cash flows information

	Three-Months Ended December 31,
	2017	2016
Interest paid, net of amounts capitalized	$11,302	$10,317
Income taxes paid	7,695	6,047
Income tax refunds received	1,772	59
Non-cash activities:
Purchases of property, plant and equipment on account	10,631	6,130
Common shares issued from treasury to settle employee liabilities	-	1,767

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

The composition of Woodward’s accounts receivable at December  31, 2017 and September 30, 2017 follows:

	December 31,	September 30,
	2017	2017
Accounts receivable from:
Customers	$275,433	$367,715
Other (Chinese financial institutions)	59,798	38,243
Allowance for uncollectible customer amounts	(3,793)	(3,776)
	$331,438	$402,182

Note 9.  Inventories

	December 31,	September 30,
	2017	2017
Raw materials	$60,355	$59,034
Work in progress	106,065	103,790
Component parts (1)	285,674	262,755
Finished goods	51,429	47,926
	$503,523	$473,505
(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 10.  Property, plant, and equipment

	December 31,	September 30,
	2017	2017
Land and land improvements	$88,536	$88,326
Buildings and building improvements	515,338	514,453
Leasehold improvements	16,425	16,142
Machinery and production equipment	560,264	543,641
Computer equipment and software	125,628	124,723
Office furniture and equipment	24,455	24,308
Other	19,423	19,393
Construction in progress	117,085	111,910
	1,467,154	1,442,896
Less accumulated depreciation	(536,996)	(520,853)
Property, plant, and equipment, net	$930,158	$922,043

Included in “Office furniture and equipment” and “Other” is $1,653 at each of December  31, 2017 and September 30, 2017, of gross assets acquired on capital leases, and accumulated depreciation included $844 at December 31, 2017 and $739 at September 30, 2017 of amortization associated with the capital lease assets.

In fiscal year 2015, Woodward completed and placed into service a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and has occupied the new facility for its Aerospace segment.  This campus is intended to support Woodward’s expected growth in its Aerospace segment over the next ten years and beyond, required as a result of Woodward being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.  Included in “Construction in progress” are costs of $48,971 at December 31, 2017 and $49,347 at September 30, 2017 associated with new equipment purchases for the second campus.

For the three-months ended December 31, 2017 and 2016, Woodward had depreciation expense as follows:

	Three-Months Ended
	December 31,
	2017	2016
Depreciation expense	$14,827	$12,455

For the three-months ended December 31, 2017 and 2016, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended
	December 31,
	2017	2016
Capitalized interest	$601	$472

Note 11.  Goodwill

	September 30, 2017	Effects of Foreign Currency Translation	December 31, 2017
Aerospace	$455,423	$-	$455,423
Industrial	101,122	214	101,336
Consolidated	$556,545	$214	$556,759

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, or at any time there is an indication goodwill is more-likely-than-not impaired, commonly referred to as triggering events.  There have been no such triggering events during any of the periods presented and Woodward’s fourth quarter of fiscal year 2017 impairment test resulted in no impairment.

Note 12.  Intangible assets, net

	December 31, 2017			September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$282,225	$(155,183)	$127,042	$282,225	$(151,155)	$131,070
Industrial	40,944	(34,615)	6,329	40,962	(34,407)	6,555
Total	$323,169	$(189,798)	$133,371	$323,187	$(185,562)	$137,625

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,459	(18,315)	1,144	19,422	(18,196)	1,226
Total	$19,459	$(18,315)	$1,144	$19,422	$(18,196)	$1,226

Process technology:
Aerospace	$76,605	$(50,619)	$25,986	$76,605	$(49,124)	$27,481
Industrial	22,910	(18,118)	4,792	22,950	(17,756)	5,194
Total	$99,515	$(68,737)	$30,778	$99,555	$(66,880)	$32,675

Other intangibles:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	1,332	(992)	340	1,312	(956)	356
Total	$1,332	$(992)	$340	$1,312	$(956)	$356

Total intangibles:
Aerospace	$358,830	$(205,802)	$153,028	$358,830	$(200,279)	$158,551
Industrial	84,645	(72,040)	12,605	84,646	(71,315)	13,331
Consolidated Total	$443,475	$(277,842)	$165,633	$443,476	$(271,594)	$171,882

For the three-months ended December 31, 2017 and 2016, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended
	December 31,
	2017	2016
Amortization expense	$6,243	$6,458

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2018 (remaining)	$18,782
2019	23,156
2020	20,373
2021	18,404
2022	16,249
Thereafter	68,669
$165,633

Note 13.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $66,300 in principal amount of borrowings outstanding as of December 31, 2017, at an effective interest rate of 2.52%, and $32,600 in principal amount of borrowings outstanding as of September 30, 2017, at an effective interest rate of 2.29%.  As of December 31, 2017 and September 30, 2017, all of the borrowings under the Revolving Credit Agreement were classified as short-term based on Woodward’s intent and ability to pay this amount in the next twelve months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of December 31, 2017 and September 30, 2017 on Woodward’s foreign lines of credit and foreign overdraft facilities.

Long-term debt

	December 31,	September 30,
	2017	2017
Series D notes – 6.39%, due October 2018; unsecured	$100,000	$100,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 2026; unsecured	48,015	47,270
Series N notes – 1.31% due September 2028; unsecured	92,428	90,995
Series O notes – 1.57% due September 2031; unsecured	51,616	50,815
Unamortized debt issuance costs	(1,720)	(1,794)
Total long-term debt	583,339	580,286
Less: Current portion of long-term debt	-	-
Long-term debt, less current portion	$583,339	$580,286

The Notes

In October 2008, Woodward entered into a note purchase agreement relating to the Series D Notes.  The Series D Notes mature and are payable in October 2018.    As of December 31, 2017, the entire amount of debt under the Series D Notes has been classified as long-term based on Woodward’s intent and ability to refinance this debt using cash proceeds from its existing revolving credit facility which, in turn, is expected to be repaid beyond the next twelve months. In April 2009, Woodward entered into a note purchase agreement relating to the Series F Notes.

On October 1, 2013, Woodward entered into a note purchase agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.  Woodward issued the Series G, H and I Notes (the “First Closing Notes”) on October 1, 2013.  Woodward issued the Series J, K and L Notes (the “Second Closing Notes,” and together with the Series D Notes, the Series F Notes and the First Closing Notes, the “USD Notes”) on November 15, 2013.

On September 23, 2016, Woodward and the BV Subsidiary each entered into note purchase agreements relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes (the “Series M Notes”).  The BV Subsidiary issued (a) €77,000 aggregate principal amount of the BV Subsidiary’s Series N Senior Notes (the “Series N Notes”) and (b) €43,000 aggregate principal amount of the BV Subsidiary’s Series O Senior Notes (the “Series O Notes” and together with the Series M Notes and the Series N Notes, the “2016 Notes,” and, together with the USD Notes, collectively, the “Notes”).

Interest on the Series D Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the Series F Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the 2016 Notes is payable semi-annually on March 23 and September 23 of each year, until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of December 31, 2017, the Series J Notes bore interest at an effective rate of 2.69%.

Debt Issuance Costs

Unamortized debt issuance costs associated with the Notes of $1,720 as of December 31, 2017 and $1,794 as of September 30, 2017 were recorded as a reduction in “Long-term debt, less current portion” in the Condensed Consolidated Balance Sheets.  Unamortized debt issuance costs of $2,041 associated with the Revolving Credit Agreement as of December 31, 2017 and $2,259 as of September 30, 2017 were recorded as “Other assets” in the Condensed Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 14.  Accrued liabilities

	December 31,	September 30,
	2017	2017
Salaries and other member benefits	$43,844	$91,285
Warranties	13,017	13,597
Interest payable	5,392	9,626
Current portion of acquired performance obligations and unfavorable contracts (1)	1,627	1,627
Accrued retirement benefits	2,379	2,413
Current portion of loss reserve on contractual lease commitments	1,244	1,343
Current portion of deferred income from JV formation (Note 4)	6,439	6,451
Deferred revenues	3,568	4,625
Taxes, other than income	10,934	14,401
Other	10,341	9,704
	$98,785	$155,072

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

	Three-Months Ended December 31,
	2017	2016
Warranties, beginning of period	$13,597	$15,993
Expense, net of recoveries	(2,030)	1,923
Reductions for settling warranties	1,377	(2,032)
Foreign currency exchange rate changes	73	(356)
Warranties, end of period	$13,017	$15,528

Loss reserve on contractual lease commitments

In connection with the construction of a new production facility in Niles, Illinois, Woodward vacated a leased facility in Skokie, Illinois and recognized a loss reserve against the estimated remaining contractual lease commitments, less anticipated sublease income.  Changes in the loss reserve were as follows:

	Three-Months Ended December 31,
	2017	2016
Loss reserve on contractual lease commitments, beginning of period	$5,270	$9,242
Payments, net of sublease income	(553)	(402)
Loss reserve on contractual lease commitments, end of period	$4,717	$8,840

Other liabilities included $3,473 and $3,927 of accrued loss reserve on contractual lease commitments as of December 31, 2017 and September 30, 2017, respectively, which are not expected to be settled or paid within twelve months of the respective balance sheet date.

Note 15.  Other liabilities

	December 31,	September 30,
	2017	2017
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$54,396	$52,211
Noncurrent portion of deferred income from JV formation (1)	235,855	236,896
Total unrecognized tax benefits	20,003	20,949
Noncurrent income taxes payable (2)	26,000	-
Acquired unfavorable contracts (3)	1,562	2,076
Deferred economic incentives (4)	14,337	14,574
Loss reserve on contractual lease commitments (5)	3,473	3,927
Other	10,642	14,165
	$366,268	$344,798

(1)	See Note 4, Joint venture for more information on the deferred income from JV formation.
(2)	See Note 17, Income taxes for more information on the noncurrent income taxes payable.
(3)

In connection with the Duarte Acquisition in fiscal year 2013, Woodward assumed current and long-term performance obligations for contractual commitments that are expected to result in future economic losses.  The long-term portion of the acquired unfavorable contracts is included in Other liabilities.

(4)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

(5)	See Note 14, Accrued liabilities for more information on the loss reserve on contractual lease commitments.

Note 16.  Other (income) expense, net

	Three-Months Ended
	December 31,
	2017	2016
Equity interest in the earnings of the JV (Note 4)	$(596)	$(684)
Net gain on sales of assets	(58)	(3,699)
Rent income	(54)	(73)
Net gain on investments in deferred compensation program	(654)	(24)
Other	(210)	(108)
	$(1,572)	$(4,588)

Note 17.  Income taxes

On December 22, 2017, the United States (“U.S.”) enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and  business-related exclusions.

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

•

The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur.  The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs.  Enactment of the Tax Act during December 2017 resulted in a provisional discrete net charge to Woodward’s income tax expense in the amount of $14,778.

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

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018 (the “Effective Date”).  When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment.  As a result of the Tax Act, Woodward has calculated  a U.S. federal statutory corporate income tax rate of 24.5% for the fiscal year ending September 30, 2018 and applied this rate in computing the first quarter of fiscal year 2018 income tax provision. The U.S. federal statutory corporate income tax rate of 24.5% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to Woodward’s 2018 fiscal year prior to the Effective Date and the post-enactment U.S.  federal statutory tax rate of 21% applicable to the 2018 fiscal year thereafter.  Woodward expects the U.S. federal statutory rate to be 21% for fiscal years beginning after September 30, 2018.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”).  SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes (“ASC 740”) in the reporting period that includes the enactment date of the

Tax Act.  The SEC staff issuing SAB 118 (the “Staff”) recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. The Staff’s view of the enactment of the Tax Act has been developed considering the principles of ASC Topic 805, Business Combinations, which addresses the accounting for certain items in a business combination for which the accounting is incomplete upon issuance of the financial statements that include the reporting period in which the business combination occurs.  Specifically, the Staff provides that the accounting guidance in ASC Topic 805 may be analogized to the accounting for impacts of the Tax Act.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts  during the measurement period not to extend beyond one year.  For the three-months ended December 31, 2017, Woodward has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2018.  Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

Accordingly, Woodward’s income tax provision as of December 31, 2017 reflects (i) the current year impacts of the Tax Act on the estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail.

Three-Months Ended
December 31, 2017
Transition Tax (provisional)	$26,000
Net impact on U.S. deferred tax assets and liabilities (provisional)	(16,260)
Net changes in deferred tax liability associated with anticipated repatriation taxes (provisional)	5,038
Net discrete impacts of the enactment of the Tax Act	$14,778

Woodward determined that the Transition Tax is provisional because various components of the computation are unknown as of December 31, 2017, including the following significant items: the exchange rates for fiscal year 2018, the actual aggregate foreign cash position and the earnings and profits of the foreign entities as of September 30, 2018, the interpretation and identification of cash positions as of September 30, 2018, and incomplete computations of accumulated earnings and profits balances as of November 2, 2017 and December 31, 2017. Consistent with provisions allowed under the Tax Act, the $26,000 estimated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019.  The entire amount of the estimated Transition Tax liability has been included in “Other liabilities” in the Condensed Consolidated Balance Sheets.

Woodward also determined that the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is provisional because the number cannot be calculated until the underlying timing differences are known rather than estimated.

Given the Tax Act’s significant changes and potential opportunities to repatriate cash tax free, Woodward is in the process of evaluating its current indefinite assertions.  As a result of the Tax Act, Woodward now expects to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes are being recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions.  The uncertainty related to the taxation of such withholding taxes on distributions under the Tax Act and finalization of the cash repatriation plan makes the deferred tax liability a provisional amount.

Woodward continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on Woodward, which are not effective until fiscal year 2019.  Woodward has not recorded any impact associated with either GILTI or BEAT in the tax rate for the first quarter of fiscal year 2018.

Within the calculation of Woodward’s annual effective tax rate Woodward has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions.  For example, Woodward anticipates that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the annual effective tax rate.

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended
	December 31,
	2017	2016
Earnings before income taxes	$37,487	$47,059
Income tax expense	19,227	511
Effective tax rate	51.3%	1.1%

The increase in the year-over-year effective tax rate for the three-months ended December 31, 2017 is primarily attributable to the $14,778 discrete net impact resulting from the enactment of the Tax Act partially offset by benefits of the current year effect of the U.S. federal corporate tax rate reduction resulting from the enactment of the Tax Act on the estimated annual effective tax rate.  In addition, the effective tax rate for the three-months ended December 31, 2016 includes the impact of the repatriation to the U.S. of certain net foreign profits and losses.  The U.S. foreign tax credits available as a result of the repatriation of the foreign net earnings in the first quarter of last year were greater than the U.S. taxes payable on these net foreign earnings.

Gross unrecognized tax benefits were $18,997 as of December 31, 2017, and $20,132 as of September 30, 2017.  Included in the balance of unrecognized tax benefits were $8,949 as of December 31, 2017 and $9,677 as of September 30, 2017 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $8,901 in the next twelve months due to the completion of reviews by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $1,243 as of  December 31, 2017 and $1,123 as of September 30, 2017.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended
	December 31,
	2017	2016
Company costs	$7,879	$7,249

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

U.S. GAAP requires that, for obligations outstanding as of September 30, 2017, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

During the third quarter of fiscal year 2016, Woodward opened a lump-sum buy-out window, which closed in the fourth quarter of fiscal year 2016 and was fully settled during the first quarter of fiscal year 2017, for certain former U.S. employees and/or their dependents eligible to receive postretirement defined benefit pension payments for past employment services to the Company.  Eligible pension plan participants were provided the opportunity to elect to receive a one-time lump-sum payment or an immediate annuity in lieu of future pension benefit payments.  Pension benefit payments paid from available pension plan assets under the lump-sum buy-out options were $670 during the first quarter of fiscal year 2017.  Woodward made no further pension benefit payments under the lump-sum buy-out options.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended December 31,
	United States		Other Countries		Total
	2017	2016	2017	2016	2017	2016
Service cost	$411	$419	$158	$192	$569	$611
Interest cost	1,501	1,439	329	296	1,830	1,735
Expected return on plan assets	(2,904)	(2,632)	(686)	(641)	(3,590)	(3,273)
Amortization of:
Net actuarial loss	150	464	72	127	222	591
Prior service cost	177	96	-	-	177	96
Net periodic retirement pension benefit	$(665)	$(214)	$(127)	$(26)	$(792)	$(240)
Contributions paid	$-	$-	$312	$365	$312	$365

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended
	December 31,
	2017	2016
Service cost	$2	$4
Interest cost	292	311
Amortization of:
Net actuarial loss	24	50
Prior service benefit	(40)	(40)
Curtailment gain	(330)	-
Net periodic other postretirement (benefit) cost	$(52)	$325
Contributions paid	$226	$615

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans.  As a result, the actual funding in fiscal year 2018 may differ from the current estimate.  Woodward estimates its remaining cash contributions in fiscal year 2018 will be as follows:

Retirement pension benefits:
United States	$-
United Kingdom	297
Japan	-
Other postretirement benefits	3,645

Multiemployer defined benefit plans

Woodward operates multiemployer defined benefit plans for certain employees in both the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended
	December 31,
	2017	2016
Company contributions	$79	$68

Note 19.  Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, Woodward’s board of directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019 (the “2017 Authorization”).  In the first quarter of fiscal year 2017, Woodward purchased 350 shares of its common stock for $24,004 pursuant to a 10b5-1 plan under the 2017 Authorization.  Woodward repurchased no stock in the first quarter of fiscal year 2018.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan (the “2017 Plan”), the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan provided that no further grants would be made after December 31, 2006.  No further grants will be made under the 2006 Plan, which expired in fiscal year 2016.

Woodward has reserved a total of 2,000 shares of Woodward’s common stock for issuance under the 2017 Plan, which was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan.

Stock options

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

	Three-Months Ended
	December 31, 2017
Weighted-average exercise price per share	$78.97
Weighted-average grant date market value of Woodward stock	$78.97
Expected term (years)	6.4	-	8.7
Estimated volatility	30.3%	-	32.7%
Estimated dividend yield	0.6%
Risk-free interest rate	2.1%	-	2.3%

The following is a summary of the activity for stock option awards during the three-months ended December  31, 2017:

	Three-Months Ended
	December 31, 2017
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,236	$39.58
Options granted	744	78.97
Options exercised	(34)	41.13
Options forfeited	(9)	55.61
Options, ending balance	5,937	44.48

Changes in non-vested stock options during the three-months ended December 31, 2017 were as follows:

	Three-Months Ended
	December 31, 2017
	Number of options	Weighted-Average Grant Date Fair Value per Share
Options outstanding, beginning balance	2,072	$18.61
Options granted	744	25.68
Options vested	(787)	17.54
Options forfeited	(9)	19.82
Options outstanding, ending balance	2,020	21.63

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2017 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,937	$44.48	6.2	$192,105
Options vested and exercisable	3,917	35.64	4.9	160,206
Options vested and expected to vest	5,823	44.07	6.1	190,725

Stock-based compensation expense

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

Upon approving the 2017 Plan, Woodward’s board of directors delegated authority to administer the 2017 Plan to the compensation committee of the board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards.    The compensation committee approved issuance of options in the first quarter of fiscal year 2017 under the 2017 Plan, with an award date of October 3, 2016 conditional upon and subject to approval of the 2017 Plan by the stockholders.  The stock options conditionally awarded under the 2017 Plan were not granted or outstanding for accounting purposes prior to stockholder approval of the 2017 Plan, and as such no stock-based compensation expense related to such awards was recognized on these stock options during the three-months ended December 31, 2016, but rather the expense was recognized in the three-months ended March 31, 2017.  Options granted in the three-months ended December 31, 2017 were not conditionally granted and, therefore, stock-based compensation expense related to these awards was recognized during the three-months ended December 31, 2017.  Total stock-based compensation expense was $12,423 for the three-months ended December 31, 2017 and $1,261 for the three-months ended December 31, 2016.

At December 31, 2017, there was approximately $14,234 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

Note 20.  Commitments and contingencies

Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations.  Woodward accrues for known individual matters using estimates of the most likely amount of loss where it believes that it is probable the matter will result in a loss when ultimately resolved and such loss is reasonably estimable.

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

Note 21.  Segment information

Woodward serves the aerospace and industrial markets through its two reportable segments - Aerospace and Industrial.  When appropriate, Woodward’s reportable segments are aggregations of Woodward’s operating segments.  Woodward uses operating segment information internally to manage its business, including the assessment of operating segment performance and decisions for the allocation of resources between operating segments.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended
	December 31,
	2017	2016
Segment external net sales:
Aerospace	$305,905	$266,680
Industrial	164,243	176,214
Total consolidated net sales	$470,148	$442,894
Segment earnings:
Aerospace	$43,553	$46,877
Industrial	19,344	17,998
Nonsegment expenses	(19,023)	(11,381)
Interest expense, net	(6,387)	(6,435)
Consolidated earnings before income taxes	$37,487	$47,059

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	December 31, 2017	September 30, 2017
Segment assets:
Aerospace	$1,673,675	$1,722,789
Industrial	695,167	695,264
Unallocated corporate property, plant and equipment, net	113,790	104,755
Other unallocated assets	242,542	234,301
Consolidated total assets	$2,725,174	$2,757,109

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	trends in our business and the markets in which we operate, including expectations in those markets in future periods;
•	our expected expenses in future periods and trends in such expenses over time;
•	descriptions of our plans and expectations for future operations;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the expected levels of activity in particular industries or markets and the effects of changes in those levels;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us;
•	pension and other postretirement plan assumptions and future contributions; and
•	our tax rate and other effects of the changes to U.S. federal tax law.

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
•

our ability to successfully manage regulatory and legal matters (including the adequacy of amounts accrued for contingencies, the U.S. Foreign Corrupt Practices Act, U.S. and other tax laws,  international trade regulations, and product liability, patent, and intellectual property matters);

•	changes in accounting standards, which could adversely impact our profitability or financial position;
•	risks related to our common stock, including changes in prices and trading volumes;
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

•	industry risks, including changes in commodity prices for oil, natural gas, and other minerals, unforeseen events that may reduce commercial aviation, and changing emissions standards;
•	possible information systems interruptions or intrusions, which may adversely affect our operations; and
•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements.  Other factors are discussed elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), under the caption “Risk Factors” in Part I, Item 1A in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) (our “Form 10-K”), as updated from time to time in our subsequent SEC filings, and other documents we have filed or will file with the SEC.  We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.

Unless we have indicated otherwise or the context otherwise requires, references in this Form 10-Q  to “Woodward,” “the Company,” “we,” “us,” and “our” refer to Woodward, Inc. and its consolidated subsidiaries.

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

OVERVIEW

Operational Highlights

Net sales for the first quarter of fiscal year 2018 were $470,148, an increase of 6.2% from $442,894 for the prior year’s first quarter.  Aerospace segment sales for the first quarter of fiscal year 2018 were up 14.7% to $305,905, compared to $266,680 for the first quarter of the prior fiscal year.  Industrial segment sales for the first quarter of fiscal year 2018 were down 6.8% to $164,243, compared to $176,214 for the first quarter of the prior fiscal year.

Net earnings for the first quarter of fiscal year 2018 were  $18,260, or $0.29 per diluted share, compared to $46,548, or $0.73 per diluted share, for the first quarter of fiscal year 2017.  The effective tax rate in the first quarter of fiscal year 2018 was 51.3%  compared to 1.1% for the first quarter of the prior fiscal year, primarily due to discrete charges related to recent changes in the U.S. federal tax law.

Earnings before interest and taxes (“EBIT”) for the first quarter of fiscal year 2018 were $43,874,  a decrease of 18.0% from $53,494 in the first quarter of fiscal year 2017.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of fiscal year 2018 were $64,944, down 10.3% from $72,407 for the first quarter of fiscal year 2017.  (A reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

 Aerospace segment earnings as a percent of segment net sales decreased to 14.2% in the first quarter of fiscal year 2018 from 17.6% in the first quarter of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales increased to 11.8%  in the first quarter of fiscal year 2018 from 10.2% in the first quarter of the prior fiscal year.

Liquidity Highlights

Net cash used in operating activities for the first quarter of fiscal year 2018 was $2,533, compared to cash provided by operating activities of $52,351 for the first quarter of fiscal year 2017.  The increase in net cash used in operating activities in the first quarter of fiscal year 2018 compared to the prior year’s first quarter is primarily attributable to a decrease in net earnings in the current fiscal quarter and higher working capital used primarily due to the timing of payments for accounts payable and accrued liabilities.

For the first quarter of fiscal year 2018, free cash flow, which we define as net cash flows from operating activities less payments for property, plant and equipment, was an outflow of $30,983, compared to an inflow of  $31,293 for the first quarter of fiscal year 2017.  (A reconciliation of this non-U.S. GAAP financial measure to the closest U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

At December 31, 2017, we held $85,779 in cash and cash equivalents, and had total outstanding debt of $649,639 with additional borrowing availability of $922,377, net of outstanding letters of credit, under our revolving credit agreement.  At December 31, 2017, we had additional borrowing capacity of $7,516 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended
	December 31, 2017	% of Net Sales	December 31, 2016	% of Net Sales
Net sales	$470,148	100%	$442,894	100%
Costs and expenses:
Cost of goods sold	346,784	73.8	329,148	74.3
Selling, general, and administrative expenses	46,276	9.8	38,300	8.6
Research and development costs	34,786	7.4	26,540	6.0
Interest expense	6,750	1.4	6,840	1.5
Interest income	(363)	(0.1)	(405)	(0.1)
Other (income) expense, net	(1,572)	(0.3)	(4,588)	(1.0)
Total costs and expenses	432,661	92.0	395,835	89.4
Earnings before income taxes	37,487	8.0	47,059	10.6
Income tax expense	19,227	4.1	511	0.1
Net earnings	$18,260	3.9	$46,548	10.5

Other select financial data:

	December 31,	September 30,
	2017	2017
Working capital	$626,122	$593,955
Short-term borrowings	66,300	32,600
Total debt	649,639	612,886
Total stockholders' equity	1,400,546	1,371,383

Net Sales

Consolidated net sales for the first quarter of fiscal year 2018 increased by $27,254, or 6.2%, compared to the same period of fiscal year 2017.  Details of the changes in consolidated net sales are as follows:

Three-Month Period
Consolidated net sales for the period ended December 31, 2016	$442,894
Aerospace volume	36,317
Industrial volume	(15,615)
Effects of changes in price and sales mix	960
Effects of changes in foreign currency rates	5,592
Consolidated net sales for the period ended December 31, 2017	$470,148

The increase in net sales for the first quarter of fiscal year 2018 was primarily attributable to increased defense original equipment manufacturer (“OEM”) sales boosted by continued momentum in smart weapon sales and increased commercial aftermarket and OEM sales in the Aerospace segment, partially offset by net sales declines in the Industrial segment. The Industrial segment experienced decreased  industrial gas turbine sales and renewables sales, which were partially offset by increased sales of large gas engines and fuel systems for Compressed Natural Gas (“CNG”) trucks in Asia.

Costs and Expenses

Cost of goods sold increased by $17,636 to $346,784, or 73.8% of net sales, for the first quarter of fiscal year 2018 from $329,148, or 74.3% of net sales, for the first quarter of fiscal year 2017.  The increase in cost of goods sold is primarily attributable to higher sales volume and planned production facility capacity expansion costs, partially offset by savings from cost reduction initiatives in our Industrial segment.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 26.2% for the first quarter of fiscal year 2018, compared to 25.7% for the first quarter of fiscal year 2017.  Gross margin for the first quarter of fiscal year

2018 was higher compared to the first quarter of fiscal year 2017, primarily related to increased sales volume partially offset by planned production facility capacity expansion costs and unfavorable product mix.

Selling, general, and administrative expenses increased by $7,976, or 20.8%, to $46,276 for the first quarter of fiscal year 2018, as compared to $38,300 for the first quarter of fiscal year 2017.  Selling, general, and administrative expenses as a percentage of net sales was 9.8% for the first quarter of fiscal year 2018 as compared to 8.6% for the first quarter of fiscal year 2017.  The increase in selling, general and administrative expenses for the first quarter of fiscal year 2018 was primarily due to the timing of the recognition of stock-based compensation expense.  We recognized the majority of our annual stock-based compensation expense in the first quarter of fiscal year 2018, whereas in fiscal year 2017 the majority of this expense was recognized in the second quarter of the fiscal year.

Research and development costs increased by $8,246, or 31.1%, to $34,786 for the first quarter of fiscal year 2018, as compared to $26,540 for the first quarter of fiscal year 2017.   Research and development costs as a percentage of net sales increased to 7.4% for the first quarter of fiscal year 2018 as compared to 6.0% for the first quarter of fiscal year 2017.  Research and development costs in the first quarter of fiscal year 2018 were higher due to increased spending on new awards and opportunities being pursued within both of our business segments as well as variability in the timing of projects and expenses.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs

Interest expense was $6,750, or 1.4% of net sales, for the first quarter of fiscal year 2018, compared to $6,840, or 1.5% of net sales, for the first quarter of fiscal year 2017. The slight decrease in interest expense was primarily attributable to lower average borrowings under our revolving credit facility in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017.

Income taxes were provided at an effective rate on earnings before income taxes of 51.3% for the first quarter of fiscal year 2018, compared to 1.1% for the first quarter of fiscal year 2017.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

		Three-Month
		Period
Effective tax rate for the period ended December 31, 2016		1.1%
Current year effect of U.S. federal corporate rate reduction		(9.3)
Discrete impact of the Tax Act:
Effect of U.S. federal corporate rate reduction on net U.S. deferred tax liability	(43.8)
Transition Tax	69.4
Increased deferred tax liability associated with anticipated repatriation taxes	13.0
Net discrete impact of enactment of the Tax Act		38.6
Taxes on international activities		22.9
Research and experimentation credit		(0.1)
State and local taxes		(0.1)
Adjustment of prior period tax items		(3.1)
Net excess income tax benefit from stock-based compensation		1.3
Effective tax rate for the period ended December 31, 2017		51.3%

The increase in the year-over-year effective tax rate for the three-months ended December 31, 2017 is primarily attributable to the $14,778 discrete net impact resulting from the enactment of  “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) partially offset by benefits of the current year effect of the U.S. federal corporate rate reduction resulting from the enactment of the Tax Act on the estimated annual effective tax rate.  In addition, the effective tax rate for the three-months ended December 31, 2016 includes the impact of the repatriation tax on deferred foreign profits and losses.   The U.S. foreign tax credits available as a result of the repatriation of the foreign net earnings in the first quarter of last year were greater than the U.S. taxes payable on these net foreign earnings.

As a result of the Tax Act, we have calculated  a U.S. federal statutory corporate income tax rate of 24.5% for the fiscal year ending September 30, 2018 and we expect the U.S. federal statutory rate to be 21% for fiscal years beginning after September 30, 2018.  Overall, we anticipate the decrease in the U.S. federal statutory rate resulting from the enactment of the Tax Act will have favorable impact on our future U.S. tax expense and operating cash flows.

Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, the Financial

Accounting Standards Board (“FASB”) and/or various other taxing jurisdictions.  The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined.  Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax reform legislation could have a material impact on our future U.S. tax expense.

Segment Results

The following table presents sales by segment:

	Three-Months Ended December 31,
	2017		2016
Net sales:
Aerospace	$305,905	65.1%	$266,680	60.2%
Industrial	164,243	34.9	176,214	39.8
Consolidated net sales	$470,148	100.0%	$442,894	100.0%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended December 31,
	2017	2016
Aerospace	$43,553	$46,877
Industrial	19,344	17,998
Nonsegment expenses	(19,023)	(11,381)
Interest expense, net	(6,387)	(6,435)
Consolidated earnings before income taxes	37,487	47,059
Income tax expense	(19,227)	(511)
Consolidated net earnings	$18,260	$46,548

The following table presents earnings by segment as a percent of segment net sales:

	Three-Months Ended December 31,
	2017	2016
Aerospace	14.2%	17.6%
Industrial	11.8%	10.2%

Aerospace

Aerospace segment net sales were $305,905 for the first quarter of fiscal year 2018,  up 14.7% compared to $266,680 for the first quarter of fiscal year 2017.  The increase in segment net sales for the first quarter of fiscal year 2018 as compared to the first quarter of fiscal year 2017 was driven primarily by increased commercial OEM and aftermarket sales and increased defense OEM sales in the first quarter of fiscal year 2018.  Defense aftermarket sales were down in the first quarter of fiscal year 2018 as compared to the same period of fiscal year 2017.

Commercial OEM sales were up for the first quarter of fiscal year 2018 as compared to the first quarter of fiscal year 2017.  The strong commercial OEM sales in the quarter benefitted from the accelerating deliveries of certain key next generation aircraft on which we have increased content, as well as some improvement in business jets as compared to a weak first quarter of fiscal year 2017.

Commercial aftermarket sales increased significantly in the first quarter of fiscal year 2018 as compared to the first quarter of fiscal year 2017, benefitting from both the initial provisioning for new platforms and increased utilization of existing fleets.

U.S. government funds continue to be prioritized for defense platforms on which we have content.  Defense OEM sales increased in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017, driven primarily by continued strong demand for smart weapons, as well as growing international demand for various other military programs.

Defense aftermarket sales decreased in the first quarter of fiscal year 2018 as compared to the first quarter of fiscal year 2017, reflecting variability in the timing of continued maintenance needs and upgrade programs.

Aerospace segment earnings decreased by $3,324, or 7.1%, to $43,553 for the first quarter of fiscal year 2018, compared to $46,877 for the first quarter of fiscal year 2017.  The net decrease in Aerospace segment earnings for the first quarter of fiscal year 2018 was due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2016	$46,877
Sales volume	18,207
Price, sales mix and productivity	(4,952)
Production capacity expansion costs	(5,138)
Increases in research and development expenses	(5,876)
Other, net	(5,565)
Earnings for the period ended December 31, 2017	$43,553

Aerospace segment earnings as a percentage of sales were 14.2%  for the first quarter of fiscal year 2018, compared to 17.6% for the first quarter of fiscal year 2017.  Aerospace segment earnings benefitted from higher sales volume which was partially offset by unfavorable product sales mix and higher production capacity expansion costs to support new program awards.   Aerospace segment earnings were also negatively impacted by increased investment in research and development for new program awards and opportunities being pursued.

Industrial

Industrial segment net sales decreased by 6.8% to $164,243 for the first quarter of fiscal year 2018, compared to $176,214 for the first quarter of fiscal year 2017 due primarily to declines in industrial gas turbine and renewables sales.  The decline in industrial gas turbine sales was the result of increased efficiency leading to lower overall demand for electricity, the increased utilization of renewable power sources, and excess inventory in the channel.  The sales decline in our renewables business was due to the short-term unfavorable impact of platform transitions by some of our customers.  Sales of fuel systems for CNG trucks in Asia increased in the first quarter of fiscal year 2018 as compared to the first quarter of fiscal year 2017 as the Chinese government continues to encourage natural gas usage.  In addition, sales of reciprocating engines used in both power generation and oil and gas applications were up in the first quarter of fiscal year 2018 as compared to the same period of the prior fiscal year.

Industrial segment earnings increased by $1,346, or 7.5%, to $19,344 for the first quarter of fiscal year 2018, compared to $17,998 for the first quarter of fiscal year 2017.  The net increase in Industrial segment earnings for the first quarter of fiscal year 2018 was due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2016	$17,998
Sales volume	(7,319)
Price, sales mix and productivity	166
Savings from cost reduction initiatives	3,765
Effects of changes in foreign currency rates	754
Other, net	3,980
Earnings for the period ended December 31, 2017	$19,344

Industrial segment earnings as a percentage of sales were 11.8%  for the first quarter of fiscal year 2018, compared to 10.2% for the first quarter of fiscal year 2017.  The increase in segment earnings for the first quarter of fiscal year 2018 was largely driven by savings from prior year cost reduction initiatives.

Nonsegment expenses

Nonsegment expenses increased to $19,023 for the first quarter of fiscal year 2018, compared to $11,381 for the first quarter of fiscal year 2017.  As a percent of sales, nonsegment expenses increased to 4.0% of net sales for the first quarter of fiscal year 2018, compared to 2.6% of net sales for the first quarter of fiscal year 2017.  The increase in nonsegment expenses in the first quarter of fiscal year 2018 as compared to the first quarter of fiscal year 2017 is due to the recognition of the majority of our annual stock-based compensation expense in the first quarter of fiscal year 2018, whereas in fiscal year 2017 the majority of this expense was recognized in the second quarter of the fiscal year.

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

Our aggregate cash and cash equivalents were $85,779 at December 31, 2017 and 87,552 at September 30, 2017, and our working capital was $626,122 at December 31, 2017 and $593,955 at September 30, 2017.  Of the $85,779 of cash and cash equivalents held at December 31, 2017, $82,024 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.  The additional uncertainty associated with the Tax Act increases the impracticality of determining this income tax liability.

We do not believe the Transition Tax, which is expected to be paid over and eight year period beginning in January 2019, will have a significant impact on our cash flows in any individual fiscal year.

Consistent with common business practice in China, our Chinese subsidiary accepts bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft.  The issuing financial institution is the obligor, not our customers.  Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance.  We had bankers’ acceptance notes of $59,798 at December 31, 2017 and $38,243 at September 30, 2017 recorded as non-customer accounts receivable on our condensed consolidated balance sheets.  The increase in the amount of bankers’ acceptance notes is due to the higher sales of natural gas truck and bus systems in China.  We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy and to which the credit risks associated with the bankers’ acceptance notes are believed to be low.

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

At December 31, 2017, we had total outstanding debt of $649,639 consisting of amounts borrowed under our revolving credit facility and various series of unsecured notes due between 2018 and 2031, with additional borrowing availability of $922,377 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,516 under various foreign credit facilities.  As of December 31, 2017, the $100,000 in debt related to our Series D Notes, which mature and are payable in October 2018, has been classified as long-term based on our intent and ability to refinance this debt using cash proceeds from our existing revolving credit facility which, in turn, is expected to be repaid beyond the next twelve months.   For further discussion of our notes, see Note 13,  Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At December 31, 2017, we had $66,300 of borrowings outstanding under our revolving credit facility, all of which was classified as short-term.    Revolving credit facility and short-term borrowing activity during the three-months ended December 31, 2017 were as follows:

Maximum daily balance during the period	$194,950
Average daily balance during the period	$163,406
Weighted average interest rate on average daily balance	2.29%

We believe we were in compliance with all our debt covenants as of December 31, 2017.  See Note 12,  Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K, for more information about our covenants.

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

In the first quarter of fiscal year 2017, our board of directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019 (the “2017 Authorization”).  In the three-months ended December 31, 2016, we purchased 350 shares of our common stock for $24,004,  under the 2017 Authorization pursuant to a 10b5-1 plan.  We repurchased no stock in the three-months ended December 31, 2017.

For our Aerospace segment, we have been purchasing production equipment for our second campus in the greater-Rockford, Illinois area and anticipate continuing such purchases as new aircraft platforms ramp up to full production volumes.  The second campus, completed in 2015, was built to support the expected growth in our Aerospace segment over the next ten years and beyond, as a result of our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.

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

Cash Flows

	Three-Months Ended
	December 31,
	2017	2016
Net cash (used in) provided by operating activities	$(2,533)	$52,351
Net cash used in investing activities	(29,109)	(16,618)
Net cash provided by (used in) financing activities	27,327	(22,192)
Effect of exchange rate changes on cash and cash equivalents	2,542	(13,746)
Net change in cash and cash equivalents	(1,773)	(205)
Cash and cash equivalents at beginning of year	87,552	81,090
Cash and cash equivalents at end of period	$85,779	$80,885

Net cash flows used in operating activities for the first quarter of fiscal year 2018 was $2,533, compared to net cash flows provided by operating activities of $52,351 in the first quarter of fiscal year 2017.  The change in cash flows from operating activities is primarily attributable to a decrease in net earnings in the first quarter of fiscal year 2018 compared to the prior fiscal year and working capital changes which had an increase in cash use in the first quarter of 2018 due mainly to increased payments of accounts payable and accrued liabilities compared to the first quarter of last year.

Net cash flows used in investing activities for the first quarter of fiscal year 2018 was $29,109, compared to $16,618 in the first quarter of fiscal year 2017.  The increase in cash used in investing activities in the first quarter of fiscal year 2018 compared to the first quarter of the prior fiscal year is primarily due to increased payments for capital expenditures.  Payments for property, plant and equipment increased by $7,392 from $21,058 in the first quarter of fiscal year 2017 to $28,450 in the first quarter of this year.  In addition, the first quarter of fiscal year 2018 had lower cash proceeds from the sale of assets compared to the first quarter of fiscal year 2017.

Net cash flows provided by financing activities for the first quarter of fiscal year 2018 was $27,327, compared to cash flows used in financing activities of $22,192 in the first quarter of fiscal year 2017.  During the first quarter of fiscal year 2018, we had net debt borrowings of $33,594 compared to net debt borrowings of $3,748 in the first quarter of fiscal year 2017.  We utilized $24,004 to repurchase 350 shares of our common stock in the first quarter of fiscal year 2017 under the 2017 Authorization.  We made no stock repurchases in the first quarter of fiscal year 2018.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating and capital leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the three-months ended December 31, 2017.

Non-U.S. GAAP Financial Measures

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

EBIT and EBITDA for the three-months ended December 31, 2017 and December 31, 2016 were as follows:

	Three-Months Ended December 31,
	2017	2016
Net earnings (U.S. GAAP)	$18,260	$46,548
Income tax expense	19,227	511
Interest expense	6,750	6,840
Interest income	(363)	(405)
EBIT (Non-U.S. GAAP)	43,874	53,494
Amortization of intangible assets	6,243	6,458
Depreciation expense	14,827	12,455
EBITDA (Non-U.S. GAAP)	$64,944	$72,407

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

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant and equipment, in reviewing the financial performance of Woodward’s various business groups and evaluating cash levels.  We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, purchasing our common stock, and paying dividends.  In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  The use of this non-U.S. GAAP financial measure is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP.  Free cash flow does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs.  Our calculation of free cash flow may differ from similarly titled measures used by other companies, limiting its usefulness as a comparative measure.

Free cash flow for the three-months ended December 31, 2017 and December 31, 2016 were as follows:

	Three-Months Ended December 31,
	2017	2016
Net cash (used in) provided by operating activities (U.S. GAAP)	$(2,533)	$52,351
Payments for property, plant and equipment	(28,450)	(21,058)
Free cash flow (Non-U.S. GAAP)	$(30,983)	$31,293

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

New Accounting Standards

From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Woodward is currently involved in claims, pending or threatened litigation or other legal proceedings, investigations and/or regulatory proceedings arising in the normal course of business, including, among others, those relating to product liability claims, employment matters, worker’s compensation claims, contractual disputes, product warranty claims and alleged violations of various laws and regulations.  Woodward accrues for known individual matters using estimates of the most likely amount of loss where it believes that it is probable the matter will result in a loss when ultimately resolved and such loss is reasonably estimable.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2017 through October 31, 2017 (2)	258	$77.33	-	$428,803
November 1, 2017 through November 30, 2017 (2)	1,805	77.35	-	428,803
December 1, 2017 through December 31, 2017 (2)	11,520	76.54	-	428,803

(1)

In November 2016, our board of directors approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 258 shares of common stock were acquired in October 2017, 1,505 shares of common stock were acquired in November 2017 and 11,520 shares of common stock were acquired in December 2017, each on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 300 shares of common stock were acquired in November 2017 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

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

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: January 23, 2018	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: January 23, 2018	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)