Form 10-Q
period 2018-03-31
Woodward, Inc.
filed 2018-04-25
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes ☐ No ☒

As of April 20, 2018, 61,519,613 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net sales	$548,249	$500,381	$1,018,397	$943,275
Costs and expenses:
Cost of goods sold	401,331	367,099	748,115	696,247
Selling, general and administrative expenses	39,486	47,660	85,762	85,960
Research and development costs	37,169	30,385	71,955	56,925
Restructuring charges	17,013	-	17,013	-
Interest expense	6,687	6,790	13,437	13,630
Interest income	(471)	(474)	(834)	(879)
Other (income) expense, net (Note 16)	(1,613)	(1,315)	(3,185)	(5,903)
Total costs and expenses	499,602	450,145	932,263	845,980
Earnings before income taxes	48,647	50,236	86,134	97,295
Income tax expense	10,158	12,131	29,385	12,642
Net earnings	$38,489	$38,105	$56,749	$84,653

Earnings per share (Note 3):
Basic earnings per share	$0.63	$0.62	$0.93	$1.38
Diluted earnings per share	$0.60	$0.60	$0.89	$1.33

Weighted Average Common Shares Outstanding (Note 3):
Basic	61,401	61,310	61,323	61,436
Diluted	63,750	63,499	63,730	63,593
Cash dividends per share paid to Woodward common stockholders	$0.1425	$0.1250	$0.2675	$0.2350

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net earnings	$38,489	$38,105	$56,749	$84,653

Other comprehensive earnings:
Foreign currency translation adjustments	9,584	7,741	14,687	(10,894)
Net (loss) gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 6)	(1,268)	(945)	(2,011)	2,885
Taxes on changes in foreign currency translation adjustments	(450)	(180)	(263)	(486)
Foreign currency translation and transactions adjustments, net of tax	7,866	6,616	12,413	(8,495)

Reclassification of net realized gains on derivatives to earnings (Note 6)	(18)	(18)	(36)	(36)
Taxes on changes in derivative transactions	6	7	13	14
Derivative adjustments, net of tax	(12)	(11)	(23)	(22)

Curtailment of postretirement benefit plan arising during the period	-	-	59	-

Amortization of pension and other postretirement plan:
Net prior service cost	139	57	276	113
Net loss	248	640	494	1,281
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	(583)	(312)	(682)	943
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	60	(152)	(72)	(845)
Pension and other postretirement benefit plan adjustments, net of tax	(136)	233	75	1,492
Total comprehensive earnings	$46,207	$44,943	$69,214	$77,628

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$100,147	$87,552
Accounts receivable, less allowance for uncollectible amounts of $3,675 and $3,776, respectively	365,351	402,182
Inventories	508,971	473,505
Income taxes receivable	24,269	19,376
Other current assets	30,512	38,574
Total current assets	1,029,250	1,021,189
Property, plant and equipment, net	943,433	922,043
Goodwill	557,981	556,545
Intangible assets, net	159,448	171,882
Deferred income tax assets	20,705	19,950
Other assets	74,934	65,500
Total assets	$2,785,751	$2,757,109
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$41,930	$32,600
Accounts payable	195,917	232,788
Income taxes payable	2,691	6,774
Accrued liabilities	111,442	155,072
Total current liabilities	351,980	427,234
Long-term debt, less current portion	588,461	580,286
Deferred income tax liabilities	22,254	33,408
Other liabilities	366,146	344,798
Total liabilities	1,328,841	1,385,726
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	185,598	163,836
Accumulated other comprehensive losses	(40,721)	(53,186)
Deferred compensation	8,222	7,135
Retained earnings	1,860,595	1,820,268
	2,013,800	1,938,159
Treasury stock at cost, 11,440 shares and 11,739 shares, respectively	(548,668)	(559,641)
Treasury stock held for deferred compensation, at cost, 200 shares and 186 shares, respectively	(8,222)	(7,135)
Total stockholders' equity	1,456,910	1,371,383
Total liabilities and stockholders' equity	$2,785,751	$2,757,109

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$56,749	$84,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,082	39,007
Gain due to curtailment of postretirement plan	(330)	-
Net gain on sales of assets	(454)	(3,662)
Stock-based compensation	14,434	13,763
Deferred income taxes	(11,686)	4,589
Gain on derivatives reclassified from accumulated comprehensive earnings into earnings	(36)	(36)
Changes in operating assets and liabilities:
Accounts receivable	42,391	61,324
Inventories	(32,346)	(48,022)
Accounts payable and accrued liabilities	(63,673)	(23,834)
Income taxes	14,836	3,339
Retirement benefit obligations	(2,712)	(1,715)
Other	(3,537)	588
Net cash provided by operating activities	56,718	129,994
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(58,478)	(43,053)
Proceeds from sale of assets	1,198	3,682
Proceeds from sales of short-term investments	8,970	4,994
Payments for purchases of short-term investments	(808)	-
Net cash used in investing activities	(49,118)	(34,377)
Cash flows from financing activities:
Cash dividends paid	(16,422)	(14,415)
Proceeds from sales of treasury stock	3,560	11,223
Payments for repurchases of common stock	-	(61,782)
Borrowings on revolving lines of credit and short-term borrowings	809,680	684,200
Payments on revolving lines of credit and short-term borrowings	(800,350)	(706,600)
Payments of long-term debt and capital lease obligations	(210)	(204)
Net cash used in financing activities	(3,742)	(87,578)
Effect of exchange rate changes on cash and cash equivalents	8,737	(10,176)
Net change in cash and cash equivalents	12,595	(2,137)
Cash and cash equivalents at beginning of year	87,552	81,090
Cash and cash equivalents at end of period	$100,147	$78,953

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2016	-	72,960	(11,374)	(157)	$106	$141,570	$(25,971)	$179	$(39,913)	$(65,705)	$5,089	$1,649,506	$(512,882)	$(5,089)	$1,212,595
Net earnings	-	-	-	-	-	-	-	-	-	-	-	84,653	-	-	84,653
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(8,495)	(22)	1,492	(7,025)	-	-	-	-	(7,025)
Cash dividends paid ($0.2350 per share)	-	-	-	-	-	-	-	-	-	-	-	(14,415)	-	-	(14,415)
Purchases of treasury stock	-	-	(915)	-	-	-	-	-	-	-	-	-	(63,255)	-	(63,255)
Sales of treasury stock	-	-	376	-	-	(2,015)	-	-	-	-	-	-	14,710	-	12,695
Common shares issued from treasury stock for benefit plans	-	-	199	-	-	6,501	-	-	-	-	-	-	7,513	-	14,014
Common shares issued from treasury stock to settle employee liabilities	-	-	26	(26)	-	740	-	-	-	-	1,767	-	1,027	(1,767)	1,767
Stock-based compensation	-	-	-	-	-	13,763	-	-	-	-	-	-	-	-	13,763
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(3)	-	-	-	-	-	-	211	-	-	(211)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(7)	-	-	7	-
Balances as of March 31, 2017	-	72,960	(11,688)	(186)	$106	$160,559	$(34,466)	$157	$(38,421)	$(72,730)	$7,060	$1,719,744	$(552,887)	$(7,060)	$1,254,792

Balances as of October 1, 2017	-	72,960	(11,739)	(186)	$106	$163,836	$(27,280)	$135	$(26,041)	$(53,186)	$7,135	$1,820,268	$(559,641)	$(7,135)	$1,371,383
Net earnings	-	-	-	-	-	-	-	-	-	-	-	56,749	-	-	56,749
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	12,413	(23)	75	12,465	-	-	-	-	12,465
Cash dividends paid ($0.2675 per share)	-	-	-	-	-	-	-	-	-	-	-	(16,422)	-	-	(16,422)
Sales of treasury stock	-	-	97	-	-	171	-	-	-	-	-	-	3,389	-	3,560
Common shares issued from treasury stock for benefit plans	-	-	202	-	-	7,157	-	-	-	-	-	-	7,584	-	14,741
Stock-based compensation	-	-	-	-	-	14,434	-	-	-	-	-	-	-	-	14,434
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(14)	-	-	-	-	-	-	1,093	-	-	(1,093)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(6)	-	-	6	-
Balances as of March 31, 2018	-	72,960	(11,440)	(200)	$106	$185,598	$(14,867)	$112	$(25,966)	$(40,721)	$8,222	$1,860,595	$(548,668)	$(8,222)	$1,456,910

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2018 and for the three and six-months ended March 31, 2018 and March  31,  2017, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2018, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and six-months ended March 31, 2018 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

As disclosed in Note 1, Operations and summary of significant accounting policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of Woodward’s most recent Annual Report on Form 10-K, the amortization of intangible assets has been reclassified from a separate line in the Condensed Consolidated Statement of Earnings for the three and six-months ended March 31, 2017 to an allocated expense/cost component of cost of goods sold and selling, general and administrative expenses based on the nature of the intangible asset that is being amortized.  The reclassification of these amounts conforms to the current period presentation.

Note 2.  New accounting standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.”  ASU 2018-05 formally amended ASC Topic 740, Income Taxes (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin 118 (“SAB 118”).  SAB 118 expressed views of the SEC regarding ASC 740 in the reporting period that includes the enactment date of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Company adopted SAB 118 in the first quarter of fiscal year 2018 and therefore, the Company’s subsequent adoption of ASU 2018-05 in the second quarter of fiscal year 2018 had no impact on its accounting for income taxes in the second quarter or first half of fiscal year 2018.

In February 2018, the FASB issued ASU 2018-02, “Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of tax reform under the Tax Act and provides guidance on the disclosure requirements regarding the stranded tax effects.  The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The amendments in ASU 2018-02 should be applied retrospectively in the period of adoption to all periods in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.  Woodward is currently assessing the impact of the adoption of the new guidance.  When adopted, if Woodward elects to reclassify under ASU 2018-02, a portion of accumulated other comprehensive earnings would be reclassified to retained earnings.

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Numerator:
Net earnings	$38,489	$38,105	$56,749	$84,653
Denominator:
Basic shares outstanding	61,401	61,310	61,323	61,436
Dilutive effect of stock options and restricted stock	2,349	2,189	2,407	2,157
Diluted shares outstanding	63,750	63,499	63,730	63,593
Income per common share:
Basic earnings per share	$0.63	$0.62	$0.93	$1.38
Diluted earnings per share	$0.60	$0.60	$0.89	$1.33

The following stock option grants were outstanding during the three and six-months ended March 31, 2018 and 2017, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Options	764	67	759	2
Weighted-average option price	$78.73	$62.98	$78.74	$70.39

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Weighted-average treasury stock shares held for deferred compensation obligations	200	185	195	175

Note 4.  Joint venture

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”) to design, develop and source fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

As part of the JV formation, Woodward contributed to the JV certain contractual rights and intellectual property applicable to the existing GE commercial aircraft engine programs within the scope of the JV.  Woodward had no initial cost basis in the JV because Woodward had no cost basis in the contractual rights and intellectual property contributed to the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year, which began on January 4, 2017, subject to certain claw-back conditions.  During the three-months ended March 31, 2018,  Woodward received its second annual payment of $4,894, which was recorded as deferred income and included in Net cash provided by operating activities under the caption “Other” on the Condensed Consolidated Statement of Cash Flows.  Neither Woodward nor GE contributed any tangible assets to the JV.

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded as deferred income the $250,000 consideration received from GE in January of 2016 for its purchase of a 50% equity interest in the JV.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  Unamortized deferred income recorded in connection with the JV formation included accrued liabilities of $6,427 as of March 31, 2018 and $6,451 as of September 30, 2017, and other liabilities of $239,275 as of March 31, 2018 and $236,896 as of September 30, 2017.  Amortization of the deferred income recognized as an increase to sales was $1,486 for the three-months and $2,539 for the six-months ended March 31, 2018, and $1,632 for the three-months and $3,128 for the six-months ended March  31,  2017.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  The JV is a related party to Woodward.  Other income includes income of $1,006 for the three-months and $1,602 for the six-months ended March 31, 2018, and income of $382 for the three-months and $1,066 for the six-months ended March  31,  2017 related to Woodward’s equity interest in the earnings of the JV.  Woodward received no cash distributions from the JV in the three and six-months ended March 31, 2018, compared to a $2,500 cash distribution from the JV during the three and six-months ended March 31, 2017, which was included in Net cash provided by operating activities under the caption “Other” on the Condensed Consolidated Statement of Cash Flows. Woodward’s net investment in the JV, which is included in other assets, was $7,874 as of March 31, 2018 and $6,272 as of September 30, 2017.

Woodward’s net sales include $17,077 for the three-months and $30,052 for the six-months ended March 31, 2018 of sales to the JV, compared to $18,415 for the three-months and $33,717 for the six-months ended March  31,  2017.  Woodward recorded a reduction to sales of $6,922 for the three-months and $12,330 for the six-months ended March 31, 2018 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to $5,674 for the three-months and $11,077 for the six-months ended March  31,  2017.  The Condensed Consolidated Balance Sheets include “Accounts receivable” of $9,755 at March 31, 2018, and $8,554 at September 30, 2017, related to amounts the JV owed Woodward, and include “Accounts payable” of $6,420 at March 31, 2018, and $6,741 at September 30, 2017, related to amounts Woodward owed the JV.

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

The table below presents information about Woodward’s financial assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.  Woodward had no financial liabilities required to be measured at fair value on a recurring basis as of March 31, 2018 or September 30, 2017.

	At March 31, 2018				At September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$98,646	$-	$-	$98,646	$79,822	$-	$-	$79,822
Investments in reverse repurchase agreements	557	-	-	557	1	-	-	1
Investments in term deposits with foreign banks	944	-	-	944	7,729	-	-	7,729
Equity securities	19,050	-	-	19,050	16,600	-	-	16,600
Total financial assets	$119,197	$-	$-	$119,197	$104,152	$-	$-	$104,152

Investments in reverse repurchase agreements:  Woodward sometimes invests excess cash in reverse repurchase agreements.  Under the terms of Woodward’s reverse repurchase agreements, Woodward purchases an interest in a pool of securities and is granted a security interest in those securities by the counterparty to the reverse repurchase agreement.  At an agreed upon date, generally the next business day, the counterparty repurchases Woodward’s interest in the pool of securities at a price equal to what Woodward paid to the counterparty plus a rate of return determined daily per the terms of the reverse repurchase agreement.  Woodward believes that the investments in these reverse repurchase agreements are with creditworthy financial institutions and that the funds invested are highly liquid.  The investments in reverse repurchase agreements are reported at fair value, with realized gains from interest income recognized in earnings, and are included in “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.  Since the investments are generally overnight, the carrying value is considered to be equal to the fair value as the amount is deemed to be a cash deposit with no risk of change in value as of the end of each fiscal quarter.

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

Equity securities: Woodward holds marketable equity securities, through investments in various mutual funds, related to its deferred compensation program.  Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities.  The trading securities are reported at fair value, with realized gains and losses recognized in “Other (income) expense, net” on the Condensed Consolidated Statements of Earnings.  The trading securities are included in “Other assets” in the Condensed Consolidated Balance Sheets.  The fair values of Woodward’s trading securities are based on the quoted market prices for the net asset value of the various mutual funds.

Accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2018		At September 30, 2017
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$14,506	$14,346	$15,848	$14,507
Investments in short-term time deposits	2	-	-	8,227	8,223
Liabilities:
Long-term debt	2	$(588,701)	$(590,115)	$(592,317)	$(582,080)

In fiscal years 2014 and 2013, Woodward received long-term notes from municipalities within the states of Illinois and Colorado in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.8% at March 31, 2018 and 2.6% at September 30, 2017.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits was 5.3% at September 30, 2017.  There were no investments in short-term time deposits at March 31, 2018.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 2.8% at March 31, 2018 and 2.4% at September 30, 2017.

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

Woodward did not enter into any derivatives or hedging transactions during the three or six-months ended March 31, 2018 or 2017.

The remaining unrecognized gains in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated other comprehensive (losses) earnings (“accumulated OCI”), were net gains of $182 as of March 31, 2018 and $218 as of September 30, 2017.

The following table discloses the impact of derivative instruments in cash flow hedging relationships on Woodward’s Condensed Consolidated Statements of Earnings, recognized in interest expense:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2018	2017	2018	2017
Amount of income recognized in earnings on derivative	$(18)	$(18)	$(36)	$(36)
Amount of (gain) loss recognized in accumulated OCI on derivative	-	-	-	-
Amount of gain reclassified from accumulated OCI into earnings	(18)	(18)	(36)	(36)

Based on the carrying value of the realized but unrecognized gains on terminated derivative instruments designated as cash flow hedges as of March 31, 2018, Woodward expects to reclassify $72 of net unrecognized gains on terminated derivative instruments from accumulated other comprehensive (losses) earnings to earnings during the next twelve months.

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement

(the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  On the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange losses of $1,268 for the three-months and $2,011 for the six-months ended March 31, 2018, compared to net foreign exchange losses of $664 for the three-months and net foreign exchange gains of $2,150 for the six-months ended March 31, 2017.

In July 2016, Woodward designated an intercompany loan of 160,000 renminbi between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Related to the intercompany loan, unrealized foreign exchange losses of $281 for the three-months and unrealized foreign exchange gains of $735 for the six-months ended March 31, 2017 are included in foreign currency translation adjustments within total comprehensive (losses) earnings.  The intercompany loan was repaid in July 2017.

Note 7.  Supplemental statement of cash flows information

	Six-Months Ended March 31,
	2018	2017
Interest paid, net of amounts capitalized	$14,032	$13,999
Income taxes paid	28,592	9,160
Income tax refunds received	1,841	90
Non-cash activities:
Purchases of property, plant and equipment on account	9,051	7,621
Common shares issued from treasury to settle employee liabilities	-	1,767
Common shares issued from treasury to settle benefit obligations (Note 18)	14,741	14,014
Cashless exercise of stock options	-	1,473

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

The composition of Woodward’s accounts receivable at March 31, 2018 and September 30, 2017 follows:

	March 31,	September 30,
	2018	2017
Accounts receivable from:
Customers	$326,057	$367,715
Other (Chinese financial institutions)	42,969	38,243
Allowance for uncollectible customer amounts	(3,675)	(3,776)
	$365,351	$402,182

Note 9.  Inventories

	March 31,	September 30,
	2018	2017
Raw materials	$59,171	$59,034
Work in progress	111,775	103,790
Component parts (1)	283,489	262,755
Finished goods	54,536	47,926
	$508,971	$473,505
(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 10.  Property, plant, and equipment

	March 31,	September 30,
	2018	2017
Land and land improvements	$88,595	$88,326
Buildings and building improvements	516,687	514,453
Leasehold improvements	18,303	16,142
Machinery and production equipment	575,695	543,641
Computer equipment and software	122,663	124,723
Office furniture and equipment	24,661	24,308
Other	19,397	19,393
Construction in progress	115,551	111,910
	1,481,552	1,442,896
Less accumulated depreciation	(538,119)	(520,853)
Property, plant, and equipment, net	$943,433	$922,043

In the second quarter of fiscal year 2018, the Company announced its decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.  Included in “Land and land improvements” and “Buildings and improvements” are assets held for use of $7,604 at March 31, 2018, which relate to the land, building and building improvements at the Duarte facility.  The assets held for use are included in the Company’s Aerospace segment.  The Company had no assets held for use recorded as of September 30, 2017.  The Company has not yet determined which of the remaining assets at the Duarte facility, consisting mainly of machinery and equipment, will be sold or relocated to the renovated Drake Campus and therefore, has continued to depreciate these assets until a determination is made.  The carrying value of the remaining assets at the Duarte facility was approximately $13,200 as of March 31, 2018.

The Company assessed whether the decision to relocate from its Duarte facility could indicate a potential impairment of the assets at the Duarte facility and concluded that the assets were not impaired as of March 31, 2018.

Included in “Office furniture and equipment” and “Other” is $1,653 at each of March 31, 2018 and September 30, 2017, of gross assets acquired on capital leases, and accumulated depreciation included $948 at March 31, 2018 and $739 at September 30, 2017 of amortization associated with the capital lease assets.

In fiscal year 2015, Woodward completed and placed into service a manufacturing and office building on a second campus in the greater-Rockford, Illinois area and has occupied the new facility for its Aerospace segment.  This campus is intended to support Woodward’s expected growth in its Aerospace segment as a result of Woodward being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.

Included in “Construction in progress” are costs of $40,792 at March 31, 2018 and $49,347 at September 30, 2017 associated with new equipment purchases for the greater-Rockford campus and costs of $29,644 at March 31, 2018 and $15,584 at September 30, 2017 associated with the renovation of the Drake Campus.

For the three and six-months ended March 31, 2018 and 2017, Woodward had depreciation expense as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Depreciation expense	$15,754	$13,663	$30,581	$26,118

For the three and six-months ended March 31, 2018 and 2017, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Capitalized interest	$633	$481	$1,234	$953

Note 11.  Goodwill

	September 30, 2017	Effects of Foreign Currency Translation	March 31, 2018
Aerospace	$455,423	$-	$455,423
Industrial	101,122	1,436	102,558
Consolidated	$556,545	$1,436	$557,981

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, or at any time there is an indication goodwill is more-likely-than-not impaired, commonly referred to as triggering events.  There have been no such triggering events during any of the periods presented and Woodward’s fourth quarter of fiscal year 2017 impairment test resulted in no impairment.

Note 12.  Intangible assets, net

	March 31, 2018			September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Customer relationships and contracts:
Aerospace	$281,683	$(158,666)	$123,017	$282,225	$(151,155)	$131,070
Industrial	41,185	(35,064)	6,121	40,962	(34,407)	6,555
Total	$322,868	$(193,730)	$129,138	$323,187	$(185,562)	$137,625

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,723	(18,657)	1,066	19,422	(18,196)	1,226
Total	$19,723	$(18,657)	$1,066	$19,422	$(18,196)	$1,226

Process technology:
Aerospace	$76,372	$(51,881)	$24,491	$76,605	$(49,124)	$27,481
Industrial	23,062	(18,635)	4,427	22,950	(17,756)	5,194
Total	$99,434	$(70,516)	$28,918	$99,555	$(66,880)	$32,675

Other intangibles:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	1,478	(1,152)	326	1,312	(956)	356
Total	$1,478	$(1,152)	$326	$1,312	$(956)	$356

Total intangibles:
Aerospace	$358,055	$(210,547)	$147,508	$358,830	$(200,279)	$158,551
Industrial	85,448	(73,508)	11,940	84,646	(71,315)	13,331
Consolidated Total	$443,503	$(284,055)	$159,448	$443,476	$(271,594)	$171,882

For the three and six-months ended March 31, 2018 and 2017, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Amortization expense	$6,258	$6,431	$12,501	$12,889

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2018 (remaining)	$12,513
2019	23,165
2020	20,407
2021	18,405
2022	16,253
Thereafter	68,705
$159,448

Note 13.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings to up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $41,930 in principal amount of borrowings outstanding as of March 31, 2018, at an effective interest rate of 3.28%, and $32,600 in principal amount of borrowings outstanding as of September 30, 2017, at an effective interest rate of 2.29%.  As of March 31, 2018 and September 30, 2017, all of the borrowings under the Revolving Credit Agreement were classified as short-term based on Woodward’s intent and ability to pay this amount in the next twelve months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding as of March 31, 2018 and September 30, 2017 on Woodward’s foreign lines of credit and foreign overdraft facilities.

Long-term debt

	March 31,	September 30,
	2018	2017
Series D notes – 6.39%, due October 2018; unsecured	$100,000	$100,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 2026; unsecured	49,279	47,270
Series N notes – 1.31% due September 2028; unsecured	94,861	90,995
Series O notes – 1.57% due September 2031; unsecured	52,975	50,815
Unamortized debt issuance costs	(1,654)	(1,794)
Total long-term debt	588,461	580,286
Less: Current portion of long-term debt	-	-
Long-term debt, less current portion	$588,461	$580,286

The Notes

In October 2008, Woodward entered into a note purchase agreement relating to the Series D Notes.  The Series D Notes mature and are payable in October 2018.    As of March 31, 2018, the entire amount of debt under the Series D Notes has been classified as long-term based on Woodward’s intent and ability to refinance this debt using cash proceeds from its existing revolving credit facility which, in turn, is expected to be repaid beyond the next twelve months.

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

On September 23, 2016, Woodward and the BV Subsidiary each entered into note purchase agreements relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 Series M Notes.  The BV Subsidiary issued (a) €77,000 aggregate principal amount of the BV Subsidiary’s Series N Senior Notes (the “Series N Notes”) and (b) €43,000 aggregate principal amount of the BV Subsidiary’s Series O Senior Notes (the “Series O Notes” and together with the Series M Notes and the Series N Notes, the “2016 Notes,” and, together with the USD Notes, collectively, the “Notes”).

Interest on the Series D Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the Series F Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the 2016 Notes is payable semi-annually on March 23 and September 23 of each year, until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of March 31, 2018, the Series J Notes bore interest at an effective rate of 3.12%.

Debt Issuance Costs

Unamortized debt issuance costs associated with the Notes of $1,654 as of March 31, 2018 and $1,794 as of September 30, 2017 were recorded as a reduction in “Long-term debt, less current portion” in the Condensed Consolidated Balance Sheets.  Unamortized debt issuance costs of $1,822 associated with the Revolving Credit Agreement as of March 31, 2018 and $2,259 as of September 30, 2017 were recorded as “Other assets” in the Condensed Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 14.  Accrued liabilities

	March 31,	September 30,
	2018	2017
Salaries and other member benefits	$27,986	$91,285
Warranties	13,283	13,597
Interest payable	9,697	9,626
Current portion of acquired performance obligations and unfavorable contracts (1)	1,627	1,627
Accrued retirement benefits	2,379	2,413
Current portion of loss reserve on contractual lease commitments	1,245	1,343
Current portion of deferred income from JV formation (Note 4)	6,427	6,451
Deferred revenues	3,372	4,625
Restructuring charges	17,013	-
Taxes, other than income	17,890	14,401
Other	10,523	9,704
	$111,442	$155,072

(1)

In connection with Woodward’s acquisition of GE Aviation Systems LLC’s (the “Seller”) thrust reverser actuation systems business located in Duarte, California (the “Duarte Acquisition”) in fiscal year 2013, Woodward assumed current and long-term performance obligations for contractual commitments that are expected to result in future economic losses.  In addition, Woodward assumed current and long-term performance obligations for services to be provided to the Seller and others, partially offset by current and long-term assets related to contractual payments due from the Seller.  The current portion of both obligations is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2018	2017	2018	2017
Warranties, beginning of period	$13,017	$15,528	$13,597	$15,993
Expense, net of recoveries	2,334	2,139	304	4,062
Reductions for settling warranties	(2,209)	(2,750)	(832)	(4,782)
Foreign currency exchange rate changes	141	124	214	(232)
Warranties, end of period	$13,283	$15,041	$13,283	$15,041

Loss reserve on contractual lease commitments

In connection with the construction of a new production facility in Niles, Illinois, Woodward vacated a leased facility in Skokie, Illinois and recognized a loss reserve against the estimated remaining contractual lease commitments, less anticipated sublease income.  Changes in the loss reserve were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2018	2017	2018	2017
Loss reserve on contractual lease commitments, beginning of period	$4,717	$8,840	$5,270	$9,242
Payments, net of sublease income	(239)	(445)	(792)	(847)
Loss reserve on contractual lease commitments, end of period	$4,478	$8,395	$4,478	$8,395

Other liabilities included $3,233 and $3,927 of accrued loss reserve on contractual lease commitments as of March 31, 2018 and September 30, 2017, respectively, which are not expected to be settled or paid within twelve months of the respective balance sheet date.

Restructuring charges

In the second quarter of fiscal 2018, the Company recorded restructuring charges totaling $17,013, the majority of which relate to the Company’s decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.  The Duarte facility, which manufactures thrust reverser actuation systems, is part of the Company’s Aerospace segment.  Included in the $17,013 of restructuring charges for the three and six-months ended March 31, 2018, is $12,504 of workforce management costs associated with the transfer of the business from Duarte to Fort Collins. The remaining restructuring charges recognized in the three and six-months ended March 31, 2018 is $4,509 of workforce management costs related to aligning the Company’s industrial turbomachinery business, which is part of the Company’s Industrial segment, with current market conditions.  All of the restructuring charges recorded in the second quarter and first half of fiscal 2018 were recorded as nonsegment expenses.  All of the restructuring charges recorded as of March 31, 2018 are expected to be paid within one year of the balance sheet date.

In addition to the restructuring charges recognized in the second quarter of fiscal year 2018,  the Company anticipates incurring additional costs associated with the Duarte relocation such as expenses associated with equipment relocation, employee training, accelerated depreciation, and increased labor expenses over the coming year.  The Company anticipates these additional expenses will vary by quarter, but are expected to be approximately $12,000 in total.  Although the Company plans to sell the Duarte facility’s land, building and building improvements, it is currently still occupying the Duarte facility and has recorded these as assets held for use as of March 31, 2018 (see Note 10, Property, plant and equipment).

Note 15.  Other liabilities

	March 31,	September 30,
	2018	2017
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$53,234	$52,211
Noncurrent portion of deferred income from JV formation (1)	239,275	236,896
Total unrecognized tax benefits	20,684	20,949
Noncurrent income taxes payable (2)	23,920	-
Acquired unfavorable contracts (3)	1,149	2,076
Deferred economic incentives (4)	13,801	14,574
Loss reserve on contractual lease commitments (5)	3,233	3,927
Other	10,850	14,165
	$366,146	$344,798

(1)	See Note 4, Joint venture for more information on the deferred income from JV formation.
(2)	See Note 17, Income taxes for more information on the noncurrent income taxes payable.
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

(5)	See Note 14, Accrued liabilities for more information on the loss reserve on contractual lease commitments.

Note 16.  Other (income) expense, net

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Equity interest in the earnings of the JV (Note 4)	$(1,006)	$(382)	$(1,602)	$(1,066)
Net (gain) loss on sales of assets	(396)	37	(454)	(3,662)
Rent income	(17)	(70)	(71)	(143)
Net gain on investments in deferred compensation program	(46)	(705)	(700)	(729)
Other	(148)	(195)	(358)	(303)
	$(1,613)	$(1,315)	$(3,185)	$(5,903)

Note 17.  Income taxes

On December 22, 2017, the United States (“U.S.”) enacted significant changes to the U.S. tax law following the passage and signing of the Tax Act.  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.

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

•

The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur.  The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs.  Enactment of the Tax Act during December 2017 resulted in a provisional discrete net charge to Woodward’s income tax expense in the amount of $14,778, which was recorded in the first quarter of fiscal year 2018.  There were no provisional adjustments recorded to income tax expense in the three-months ended March 31, 2018.

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

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018 (the “Effective Date”).  When a U.S. federal tax rate change occurs during a taxpayer’s fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment.  As a result of the Tax Act, Woodward has calculated a U.S. federal statutory corporate income tax rate of 24.5% for the fiscal year ending September 30, 2018 and applied this rate in computing the income tax provision for the three and six-months ended March 31, 2018.  The U.S. federal statutory corporate income tax rate of 24.5% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to Woodward’s 2018 fiscal year prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable to the 2018 fiscal year thereafter.  Woodward expects the U.S. federal statutory rate to be 21% for fiscal years beginning after September 30, 2018.

On December 22, 2017, the SEC issued SAB 118.  SAB 118 expresses views of the SEC regarding ASC 740 in the reporting period that includes the enactment date of the Tax Act.  Subsequent to the issuance of SAB 118, in March 2018, the FASB issued ASU 2018-05,  which formally amended ASC 740 for the guidance previously provided by SAB 118.  The SEC staff issuing SAB 118 (the “Staff”) recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein.  The Staff’s view of the enactment of the Tax Act has been developed considering the principles of ASC Topic 805, Business Combinations, which addresses the accounting for certain items in a business combination for which the accounting is incomplete upon issuance of the financial statements that include the reporting period in which the business combination occurs.  Specifically, the Staff provides that the accounting guidance in ASC Topic 805 may be analogized to the accounting for impacts of the Tax Act.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year.  For the three and six-months ended March 31, 2018, Woodward has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2018.  Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

Accordingly, Woodward’s income tax provision for the three and six-months ended March 31, 2018 reflects (i) the current year impacts of the Tax Act on the estimated annual effective tax rate and (ii) discrete items, if any, resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail.  There were no changes in the discrete impact from the enactment of the Tax Act for the three-months ended March 31, 2018.

Six-Months Ended
March 31, 2018
Transition tax (provisional)	$26,000
Net impact on U.S. deferred tax assets and liabilities (provisional)	(16,260)
Net changes in deferred tax liability associated with anticipated repatriation taxes (provisional)	5,038
Net discrete impacts of the enactment of the Tax Act	$14,778

Woodward determined that the Transition Tax is provisional because various components of the computation are unknown as of March 31, 2018, including the following significant items: the exchange rates for fiscal year 2018, the actual aggregate foreign cash position and the earnings and profits of the foreign entities as of September 30, 2018, the interpretation and identification of cash positions as of September 30, 2018, and incomplete computations of accumulated earnings and profits balances as of November 2, 2017 and December 31, 2017.  Consistent with provisions allowed under the Tax Act, the $26,000 estimated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019.  As of March 31, 2018, the current portion of the estimated Transition Tax liability in the amount of $2,080 has been included in “Income taxes receivable, net”, and the noncurrent portion in the amount of $23,920 has been included in “Other liabilities” in the Condensed Consolidated Balance Sheets.

Woodward also determined that the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is provisional because the number cannot be calculated until the underlying timing differences are known rather than estimated.

Given the Tax Act’s significant changes and potential opportunities to repatriate cash tax free, Woodward is in the process of evaluating its current indefinite assertions.  As a result of the Tax Act, Woodward now expects to repatriate certain earnings which will be subject to withholding taxes.  These additional withholding taxes were recorded as an additional deferred tax liability associated with the basis difference in such jurisdictions.  The uncertainty related to the taxation of such withholding taxes on distributions under the Tax Act and finalization of the cash repatriation plan makes the deferred tax liability a provisional amount.

Woodward continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on Woodward, which are not effective until fiscal year 2019.  Woodward has not recorded any impact associated with either GILTI or BEAT in the tax rate as of the second quarter of fiscal year 2018.

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Earnings before income taxes	$48,647	$50,236	$86,134	$97,295
Income tax expense	10,158	12,131	29,385	12,642
Effective tax rate	20.9%	24.1%	34.1%	13.0%

The decrease in the year-over-year effective tax rate for the three-months ended March 31, 2018 is primarily attributable to the benefits of the current year effect of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act on the estimated annual effective tax rate, partially offset by  a smaller favorable adjustment for the net excess income tax benefits from stock-based compensation, less foreign earnings taxed at lower tax rates and fewer favorable resolutions of tax matters in the current quarter.

The increase in the effective tax rate for the six-months ended March 31, 2018 compared to the six-months ended March 31, 2017 is primarily attributable to the $14,778 discrete net unfavorable impact in the first quarter of fiscal year 2018 resulting from the enactment of the Tax Act partially offset by benefits of the current year effect of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act on the estimated annual effective tax rate.  In addition, the effective tax rate for the six-months ended March 31, 2017 included the impact of the repatriation to the U.S. of certain net foreign profits and losses. In the first quarter of fiscal year 2017, the U.S. foreign tax credits available as a result of the repatriation of the foreign net earnings were greater than the U.S. taxes payable on these foreign net earnings.

Gross unrecognized tax benefits were $19,574 as of March 31, 2018, and $20,132 as of September 30, 2017.  Included in the balance of unrecognized tax benefits were $9,176 as of March 31, 2018 and $9,677 as of September 30, 2017 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $8,901 in the next twelve months due to the completion of reviews by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $1,372 as of March 31, 2018 and $1,123 as of September 30, 2017.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  Fiscal years remaining open to examination in significant foreign jurisdictions include 2008 and thereafter.  Woodward’s fiscal years remaining open to examination in the United States include fiscal years 2014 and thereafter.  Woodward is currently under examination by the Internal Revenue Service for fiscal years 2016, 2015 and 2014.  Woodward has concluded U.S. federal income tax examinations through fiscal year 2012.  Woodward is generally subject to U.S. state income tax examinations for fiscal years 2012 and the periods thereafter.

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 202 shares of common stock for a value of $14,741 in the second quarter of fiscal year 2018, compared to a total of 199 shares of common stock for a value of $14,014 in the second quarter of fiscal year 2017.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Company costs	$8,716	$8,502	$16,595	$15,751

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended March 31,
	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Service cost	$411	$418	$165	$187	$576	$605
Interest cost	1,501	1,439	344	296	1,845	1,735
Expected return on plan assets	(2,903)	(2,633)	(717)	(638)	(3,620)	(3,271)
Amortization of:
Net actuarial loss	149	463	75	126	224	589
Prior service cost	178	96	-	-	178	96
Net periodic retirement pension benefit	$(664)	$(217)	$(133)	$(29)	$(797)	$(246)
Contributions paid	$-	$-	$119	$101	$119	$101

	Six-Months Ended March 31,
	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Service cost	$822	$837	$323	$379	$1,145	$1,216
Interest cost	3,002	2,878	673	592	3,675	3,470
Expected return on plan assets	(5,807)	(5,265)	(1,403)	(1,279)	(7,210)	(6,544)
Amortization of:
Net actuarial loss	299	927	147	253	446	1,180
Prior service cost	355	192	-	-	355	192
Net periodic retirement pension benefit	$(1,329)	$(431)	$(260)	$(55)	$(1,589)	$(486)
Contributions paid	$-	$-	$431	$466	$431	$466

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$2	$3	$4	$7
Interest cost	291	311	583	622
Amortization of:
Net actuarial loss	24	51	48	101
Prior service benefit	(39)	(39)	(79)	(79)
Curtailment gain	-	-	(330)	-
Net periodic other postretirement cost	$278	$326	$226	$651
Contributions paid	$1,009	$804	$1,235	$1,419

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

Retirement pension benefits:
United States	$-
United Kingdom	219
Japan	-
Other postretirement benefits	2,636

Multiemployer defined benefit plans

Woodward operates multiemployer defined benefit plans for certain employees in both the Netherlands and Japan.  The amounts of contributions associated with the multiemployer plans were as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Company contributions	$87	$79	$167	$147

Note 19.  Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, Woodward’s board of directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019 (the “2017 Authorization”).  In the first half of fiscal year 2017, Woodward purchased, under the 2017 Authorization, 886 shares of its common stock for $61,229, of which 350 shares were purchased pursuant to a 10b5-1 plan and 536 shares were purchased pursuant to a 10b-18 plan.  Woodward repurchased no common stock under a stock repurchase program in the first half of fiscal year 2018.

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

	Three-Months Ended						Six-Months Ended
	March 31,						March 31,
	2018			2017			2018			2017
Weighted-average exercise price per share	$72.01			$62.64			$78.91			$62.64
Weighted-average grant date market value of Woodward stock	$72.01			$69.45			$78.91			$69.45
Expected term (years)	6.4			6.0	-	8.7	6.4	-	8.7	6.0	-	8.7
Estimated volatility	29.1%			31.5%	-	33.7%	29.1%	-	32.7%	31.5%	-	33.7%
Estimated dividend yield	0.8%			0.7%			0.6%	-	0.8%	0.7%
Risk-free interest rate	2.7%	-	2.8%	2.2%	-	2.5%	2.1%	-	2.8%	2.2%	-	2.5%

The following is a summary of the activity for stock option awards during the three and six-months ended March 31, 2018:

	Three-Months Ended		Six-Months Ended
	March 31, 2018		March 31, 2018
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,937	$44.48	5,236	$39.58
Options granted	6	72.01	750	78.91
Options exercised	(63)	34.54	(97)	36.84
Options forfeited	-	-	(9)	55.61
Options, ending balance	5,880	44.62	5,880	44.62

Changes in non-vested stock options during the three and six-months ended March 31, 2018 were as follows:

	Three-Months Ended		Six-Months Ended
	March 31, 2018		March 31, 2018
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Options outstanding, beginning balance	2,020	$21.63	2,072	$18.61
Options granted	6	22.82	750	25.66
Options vested	(4)	23.10	(791)	17.57
Options forfeited	-	-	(9)	19.82
Options outstanding, ending balance	2,022	21.63	2,022	21.63

Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2018 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,880	$44.62	5.9	$155,908
Options vested and exercisable	3,858	35.68	4.6	132,401
Options vested and expected to vest	5,782	44.25	5.9	155,118

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

Upon approving the 2017 Plan, Woodward’s board of directors delegated authority to administer the 2017 Plan to the compensation committee of the board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards.    The compensation committee approved issuance of options in the first quarter of fiscal year 2017 under the 2017 Plan, with an award date of October 3, 2016 conditional upon and subject to approval of the 2017 Plan by the stockholders.  The stock options conditionally awarded under the 2017 Plan were not granted or outstanding for accounting purposes prior to stockholder approval of the 2017 Plan, and as such no stock-based compensation expense related to such awards was recognized on these stock options, during the three-months ended December 31, 2016, but rather the expense was recognized in the three-months ended March 31, 2017.    Options granted in the three-months ended December 31, 2017 were not conditionally granted and, therefore, stock-based compensation expense related to those awards was recognized during the three-months ended December 31, 2017.  Total stock-based compensation expense was $2,011 for the three-months and $14,434 for the six-months ended March 31, 2018, and $12,502 for the three-months and $13,763 for the six-months ended March 31, 2017.

At March 31, 2018, there was approximately $12,695 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

Woodward is partially self-insured in the United States for healthcare and worker’s compensation up to predetermined amounts, above which third party insurance applies.  Management regularly reviews the probable outcome of related claims and proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities.

While the outcome of pending claims, legal and regulatory proceedings, and investigations cannot be predicted with certainty, management believes that any liabilities that may result from these claims, proceedings and investigations will not have a material effect on Woodward's liquidity, financial condition, or results of operations.

In the event of a change in control of Woodward, as defined in change-in-control agreements with its current corporate officers, Woodward may be required to pay termination benefits to any such officer if such officer’s employment is terminated within two years following the change of control.

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

The accounting policies of the reportable segments are the same as those of the Company.  Woodward evaluates segment profit or loss based on internal performance measures for each segment in a given period.  In connection with that assessment, Woodward generally excludes matters such as certain charges for restructuring, interest income and expense, certain gains and losses from asset dispositions, or other non-recurring and/or non-operationally related expenses.

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Segment external net sales:
Aerospace	$386,343	$320,526	$692,248	$587,206
Industrial	161,906	179,855	326,149	356,069
Total consolidated net sales	$548,249	$500,381	$1,018,397	$943,275
Segment earnings:
Aerospace	$72,969	$58,227	$116,522	$105,104
Industrial	10,237	17,089	29,581	35,087
Nonsegment expenses(1)	(28,343)	(18,764)	(47,366)	(30,145)
Interest expense, net	(6,216)	(6,316)	(12,603)	(12,751)
Consolidated earnings before income taxes	$48,647	$50,236	$86,134	$97,295
(1)	Nonsegment expenses for the three and six-months ended March 31, 2018 includes restructuring charges of $17,013. See Note 14, Accrued liabilities for further details.

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	March 31, 2018	September 30, 2017
Segment assets:
Aerospace	$1,723,472	$1,722,789
Industrial	686,329	695,264
Unallocated corporate property, plant and equipment, net	121,216	104,755
Other unallocated assets	254,734	234,301
Consolidated total assets	$2,785,751	$2,757,109

Note 22.  Subsequent events

On April 9, 2018, the Company announced that it had signed an agreement to acquire L’Orange GmbH and its related operations located in Germany, the United States and China (“L’Orange”), for total consideration (including cash payments and the assumption of debt and other specified financial obligations) of €700,000 (the “L’Orange Acquisition”).  L’Orange is part of Rolls-Royce, specifically its Rolls-Royce Power Systems business.  The Company expects to finance the L’Orange Acquisition with borrowings from its revolving credit facility, or debt proceeds from a private placement, or a combination of both.  Transaction costs of $1,136 for the three and six-months ending March 31, 2018 are included in selling, general and administrative expenses.

L’Orange is a supplier of fuel injection systems for industrial diesel, heavy fuel oil and dual-fuel engines.  L’Orange supplies fuel injection technology for engines that power a wide range of industrial applications including marine power and propulsion systems, special-application vehicles, locomotives, oil and gas processing, and power generation.  L’Orange serves some of the world’s best known specialist diesel engine manufacturers, including Rolls-Royce Power Systems’ subsidiaries, MTU Friedrichshafen (“MTU”) and Bergen Engines (“Bergen”), and other low to high speed engine builders.  L’Orange, which will be renamed Woodward L’Orange, will be integrated into the Company’s Industrial segment.  L’Orange will remain an important partner and supplier for MTU and Bergen in the future through long-term supply agreements, with an initial term of 15 years.

Pending regulatory approval, the L’Orange Acquisition is expected to close in the third quarter of fiscal year 2018.  Accordingly, the initial accounting for the business combination, including pro forma revenues and earnings of the combined entity, is expected to be included in the Company’s Form 10-Q for the third fiscal quarter ending June 30, 2018.

On April 18, 2018,  the Company entered into an at-the-money-forward option (the “Forward Option”) at a cost of $5,543 whereby, on May 30, 2018, the Company has the ability to exercise its option to purchase €490,000 on June 1, 2018 using U.S. dollars at a fixed exchange rate of 1.2432.  If the spot rate is below 1.2432 on May 30, 2018, the Company will choose not to exercise the option and any loss on the Forward Option will be limited to $5,543, which is the cost of the instrument.  If the spot rate is above 1.2432 on May 30, 2018, the Company will choose to exercise the option and the gain on the Forward Option will be offset by the cost of the instrument and will be reflected in the Company’s Condensed Consolidated

Statement of Earnings in the third fiscal quarter ending June 30, 2018.  The Company is not committed to purchase Euros if the spot rate is below 1.2432 on May 30, 2018.  The Company entered into the Forward Option to manage its exposure to fluctuations in the Euro prior to the anticipated close of the L’Orange Acquisition.  The Company did not enter into the Forward Option for trading or speculative purposes.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•

the anticipated closing of, and plans and expectations related to, our recently announced agreement to purchase L’Orange GmbH and its related operations in Germany, the United States and China (“L’Orange”);

•	the effects of the pending L’Orange acquisition on our future business and financial results;
•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	trends in our business and the markets in which we operate, including expectations in those markets in future periods;
•	our expected expenses in future periods and trends in such expenses over time;
•	descriptions of our plans and expectations for future operations;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the expected levels of activity in particular industries or markets and the effects of changes in those levels;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us;
•	pension and other postretirement plan assumptions and future contributions; and
•	our tax rate and other effects of the changes to U.S. federal tax law.

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

OVERVIEW

On April 9, 2018, we announced that we had signed an agreement to acquire L’Orange GmbH and its related operations located in Germany, the United States and China (“L’Orange”), for total consideration (including cash payments and the assumption of debt and other specified financial obligations) of €700,000 (the “L’Orange Acquisition”).  L’Orange is part of Rolls-Royce, specifically its Rolls-Royce Power Systems business.

L’Orange is a supplier of fuel injection systems for industrial diesel, heavy fuel oil and dual-fuel engines.  L’Orange supplies fuel injection technology for engines that power a wide range of industrial applications including marine power and propulsion systems, special-application vehicles, locomotives, oil and gas processing, and power generation.  L’Orange serves some of the world’s best known specialist diesel engine manufacturers, including Rolls-Royce Power Systems’ subsidiaries, MTU Friedrichshafen and Bergen Engines, and other low to high speed engine builders.  L’Orange, which will be renamed Woodward L’Orange, will be integrated into our Industrial segment.    The L’Orange Acquisition is expected to close in the third quarter of fiscal year 2018.

Operational Highlights

Quarter to Date Highlights

Net sales for the second quarter of fiscal year 2018 were $548,249, an increase of 9.6% from $500,381 for the prior year’s second quarter.  Foreign currency exchange rates had a favorable impact on net sales of $11,032 for the second quarter of fiscal year 2018.  Aerospace segment sales for the second quarter of fiscal year 2018 were up 20.5% to $386,343, compared to $320,526 for the second quarter of the prior fiscal year.  Industrial segment sales for the second quarter of fiscal year 2018 were down 10.0% to $161,906, compared to $179,855 for the second quarter of the prior fiscal year.

Net earnings for the second quarter of fiscal year 2018 were $38,489, or $0.60 per diluted share, compared to $38,105, or $0.60 per diluted share, for the second quarter of fiscal year 2017.  Net earnings for the second quarter of fiscal year 2018 included $17,013 of restructuring charges  ($12,667 net of tax), or $0.20 per diluted share, related primarily to our previously announced decision to move our operations located in Duarte, California to the recently renovated Drake Campus in Fort Collins, Colorado.  Adjusted net earnings, which excludes (i) restructuring charges, (ii) move costs associated with the relocation of our Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado (“Duarte move related costs”), and (iii) merger and acquisition transaction and integration costs, were $52,357, or adjusted earnings per share of $0.82 per diluted share.  (Adjusted net earnings and adjusted earnings per share are non-U.S. GAAP financial measures.  A reconciliation of adjusted net earnings and adjusted earnings per share to the closest U.S. GAAP financial measure, net earnings and earnings per share, respectively, can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

The effective tax rate in the second quarter of fiscal year 2018 was 20.9% compared to 24.1% for the second quarter of the prior fiscal year primarily due to the benefits of the current year effect of the U.S. federal corporate tax rate reduction resulting from the enactment of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”) on the estimated annual effective tax rate.

Earnings before interest and taxes (“EBIT”) for the second quarter of fiscal year 2018 were $54,863, a decrease of 3.0% from $56,552 in the second quarter of fiscal year 2017.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal year 2018 were $76,875, flat compared to $76,646 for the second quarter of fiscal year 2017.  Adjusted EBIT and adjusted EBITDA for the second quarter of fiscal year 2018 were $73,411 and $95,423, respectively.  Adjusted EBIT and adjusted EBITDA exclude (i) restructuring charges, (ii) Duarte move related costs, and (iii) merger and acquisition transaction and integration costs.  (EBIT, adjusted EBIT, EBITDA and adjusted EBITDA are non-U.S. GAAP financial measures.  A reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

 Aerospace segment earnings as a percent of segment net sales increased to 18.9% in the second quarter of fiscal year 2018 from 18.2% in the second quarter of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 6.3% in the second quarter of fiscal year 2018 from 9.5% in the second quarter of the prior fiscal year.

Year to Date Highlights

Net sales for the first half of fiscal year 2018 were $1,018,397, an increase of 8.0% from $943,275 for the first half of the prior fiscal year.  Foreign currency exchange rates had a favorable impact on net sales of $16,624 for the first half of fiscal year 2018.  Aerospace segment sales for the first half of fiscal year 2018 were up 17.9% to $692,248, compared to $587,206 for the first half of the prior fiscal year.  Industrial segment sales for the first half of fiscal year 2018 were down 8.4% to $326,149 compared to $356,069 for the first half of the prior fiscal year.

Net earnings for the first half of fiscal year 2018 were $56,749, or $0.89 per diluted share, compared to $84,653, or $1.33 per diluted share, for the first half of fiscal year 2017.  Net earnings for the first half of fiscal year 2018 included $17,013 of restructuring charges  ($12,667 net of tax), or $0.20 per diluted share, discussed above.  Adjusted net earnings, which excludes (i) restructuring charges, (ii) Duarte move related costs, (iii) merger and acquisition transaction and integration costs, and (iv) the transition impacts of the change in U.S. federal tax legislation in December 2017, were $85,395, or adjusted earnings per share of $1.34 per diluted share.

The effective tax rate in the first half of fiscal year 2018 was 34.1%, compared to 13.0% for the first half of the prior fiscal year primarily due to discrete charges related to recent changes in the U.S. federal tax law.

EBIT for the first half of fiscal year 2018 was $98,737, down 10.3% from $110,046 in the same period of fiscal year 2017.  EBITDA for the first half of fiscal year 2018 was $141,819, down 4.9% from $149,053 for the same period of fiscal year 2017.  Adjusted EBIT and adjusted EBITDA for the first half of fiscal year 2018, which exclude (i) restructuring charges, (ii) Duarte move related costs, and (iii) merger and acquisition transaction and integration costs, were $117,285 and $160,367, respectively.

Aerospace segment earnings as a percent of segment net sales decreased to 16.8% in the first half of fiscal year 2018 from 17.9% in the first half of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales decreased to 9.1% in the first half of fiscal year 2017 from 9.9% in the first half of the prior fiscal year.

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2018 was  $56,718, compared $129,994 for the first half of fiscal year 2017.  The decrease in net cash provided by operating activities in the first half of fiscal year 2018 compared to the first half of the prior year is primarily attributable to higher working capital used in the current fiscal year primarily due to the timing of payments for accounts payable and accrued liabilities, and increased accounts receivable.

For the first half of fiscal year 2018, free cash flow, which we define as net cash flows from operating activities less payments for property, plant and equipment, was an outflow of $1,760, compared to an inflow of $86,941 for the first half of fiscal year 2017.  Higher payments for plant, property and equipment in the first half of fiscal year 2018 were largely the result of renovations at our Drake Campus in Fort Collins, Colorado and equipment purchases for our second campus in the greater-Rockford, Illinois area.  (A reconciliation of this non-U.S. GAAP financial measure to the closest U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

At March 31, 2018, we held $100,147 in cash and cash equivalents, and had total outstanding debt of $630,391 with additional borrowing availability of $947,099, net of outstanding letters of credit, under our revolving credit agreement.  At March 31, 2018, we had additional borrowing capacity of $7,674 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Six-Months Ended
	March 31, 2018	% of Net Sales	March 31, 2017	% of Net Sales	March 31, 2018	% of Net Sales	March 31, 2017	% of Net Sales
Net sales	$548,249	100%	$500,381	100%	$1,018,397	100%	$943,275	100%
Costs and expenses:
Cost of goods sold	401,331	73.2	367,099	73.4	748,115	73.5	696,247	73.8
Selling, general, and administrative expenses	39,486	7.2	47,660	9.5	85,762	8.4	85,960	9.1
Research and development costs	37,169	6.8	30,385	6.1	71,955	7.1	56,925	6.0
Restructuring charges	17,013	3.1	-	-	17,013	1.7	-	-
Interest expense	6,687	1.2	6,790	1.4	13,437	1.3	13,630	1.4
Interest income	(471)	(0.1)	(474)	(0.1)	(834)	(0.1)	(879)	(0.1)
Other (income) expense, net	(1,613)	(0.3)	(1,315)	(0.3)	(3,185)	(0.3)	(5,903)	(0.6)
Total costs and expenses	499,602	91.1	450,145	90.0	932,263	91.5	845,980	89.7
Earnings before income taxes	48,647	8.9	50,236	10.0	86,134	8.5	97,295	10.3
Income tax expense	10,158	1.9	12,131	2.4	29,385	2.9	12,642	1.3
Net earnings	$38,489	7.0	$38,105	7.6	$56,749	5.6	$84,653	9.0

Other select financial data:

	March 31,	September 30,
	2018	2017
Working capital	$677,270	$593,955
Short-term borrowings	41,930	32,600
Total debt	630,391	612,886
Total stockholders' equity	1,456,910	1,371,383

Net Sales

Consolidated net sales for the second quarter of fiscal year 2018 increased by $47,868, or 9.6%, compared to the same period of fiscal year 2017.  Consolidated net sales for the first half of fiscal year 2018 increased by $75,122, or 8.0%, compared to the same period of fiscal year 2017.  Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Six-Month Period
Consolidated net sales for the period ended March 31, 2017	$500,381	$943,275
Aerospace volume	62,145	98,462
Industrial volume	(27,427)	(43,042)
Effects of changes in price and sales mix	2,118	3,078
Effects of changes in foreign currency rates	11,032	16,624
Consolidated net sales for the period ended March 31, 2018	$548,249	$1,018,397

The increase in net sales for the second quarter and first half of fiscal year 2018 was primarily attributable to increased defense original equipment manufacturer (“OEM”) sales boosted by continued momentum in smart weapon sales and increased commercial aftermarket and OEM sales in the Aerospace segment, partially offset by net sales declines in the Industrial segment.  The Industrial segment experienced decreased industrial gas turbine sales and renewables sales, which were partially offset by increased sales of reciprocating engines used in both power generation and oil and gas applications.

Costs and Expenses

Cost of goods sold increased by $34,232 to $401,331, or 73.2% of net sales, for the second quarter of fiscal year 2018 from $367,099, or 73.4% of net sales, for the second quarter of fiscal year 2017.  Cost of goods sold increased by $51,868 to $748,115, or 73.5% of net sales, for the first half of fiscal year 2018 from $696,247, or 73.8% of net sales, for the first half of fiscal year 2017.  The increase in cost of goods sold in the second quarter and first half of 2018 as compared to the same periods last year was primarily attributable to higher sales volume, planned production facility capacity expansion costs and learning curve effects.  In the first half of fiscal year 2018, the cost of goods sold increase was partially offset by savings from cost reduction initiatives in our Industrial segment.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 26.8% for the second quarter of fiscal year 2018, compared to 26.6% for the second quarter of fiscal year 2017.  Gross margin was 26.5% for the first half of fiscal year 2018, compared to 26.2% for the first half of fiscal year 2017.  In both the second quarter and first half of fiscal 2018, the gross margin increases are attributable to increased sales volume, partially offset by planned production facility capacity expansion costs and unfavorable product mix.

Selling, general, and administrative expenses decreased by $8,174, or 17.2%, to $39,486 for the second quarter of fiscal year 2018, as compared to $47,660 for the second quarter of fiscal year 2017.  Selling, general, and administrative expenses as a percentage of net sales was 7.2% for the second quarter of fiscal year 2018 as compared to 9.5% for the second quarter of fiscal year 2017.  The decrease in selling, general and administrative expenses for the second quarter of fiscal year 2018 was primarily due to the timing of the recognition of stock-based compensation expense.    We recognized the majority of our annual stock-based compensation expense in the first quarter of fiscal year 2018, whereas in fiscal year 2017 the majority of this expense was recognized in the second quarter of the fiscal year.  The decrease in the second quarter of fiscal year 2018 was offset slightly by increased transaction costs of $1,136 associated with the L’Orange Acquisition.

Selling, general, and administrative expenses of $85,762 for the first half of fiscal year 2018 were virtually flat compared to $85,960 for the first half of fiscal year 2017.  Selling, general, and administrative expenses as a percentage of net sales was 8.4% for the first half of fiscal year 2018, as compared to 9.1% for the first half of fiscal year 2017.    Included in selling, general, and administrative expenses for the first half of fiscal year 2018 were transaction costs of $1,136 associated with the L’Orange acquisition.

Research and development costs increased by $6,784, or 22.3%, to $37,169 for the second quarter of fiscal year 2018, as compared to $30,385 for the second quarter of fiscal year 2017.  Research and development costs as a percentage of net sales increased to 6.8% for the second quarter of fiscal year 2018 as compared to 6.1% for the second quarter of fiscal year 2017.  Research and development costs increased by $15,030, or 26.4%, to $71,955 for the first half of fiscal year 2018, as compared to $56,925 for the first half of fiscal year 2017.  Research and development costs increased as a percentage of net sales to 7.1% for the first half of fiscal year 2018, as compared to 6.0% for the first half of fiscal year 2017.

Research and development costs in the second quarter and first half of fiscal year 2018 were higher due to increased spending on new awards and opportunities being pursued primarily in our Aerospace segment, as well as variability in the timing of projects and expenses.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Restructuring charges of $17,013 in the second quarter and first half of fiscal year 2018 relate primarily to the Company’s decision in the second quarter of fiscal year 2018 to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado (the “Duarte Relocation”).  Also included in the restructuring charges of $17,013 for the second quarter and first half of fiscal year 2018 were workforce management costs related to the Company’s ongoing effort to align its industrial turbomachinery business with current market conditions.  All of the restructuring charges recorded in the second quarter and first half of fiscal 2018 were recorded as nonsegment expenses.  There were no comparable costs and expenses recorded in the second quarter or first half of fiscal year 2017.

Interest expense was $6,687, or 1.2% of net sales, for the second quarter and $13,437, or 1.3% of net sales for the first half of fiscal year 2018, compared to $6,790, or 1.4% of net sales, for the second quarter and $13,630, or 1.4% of net sales for the first half of fiscal year 2017.

Income taxes were provided at an effective rate on earnings before income taxes of 20.9% for the second quarter and 34.1% for the first half of fiscal year 2018, compared to 24.1% for the second quarter and 13.0% for the first half of fiscal year 2017.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

		Three-Month		Six-Month
		Period		Period
Effective tax rate for the period ended March 31, 2017		24.1%		13.0%
Current year effect of U.S. federal corporate rate reduction		(10.5)		(10.5)
Impact of the Tax Act:
Effect of U.S. federal corporate rate reduction on net U.S. deferred tax liability	0.9		(17.9)
Transition tax	-		30.2
Increased deferred tax liability associated with anticipated repatriation taxes	-		5.9
Net impact of enactment of the Tax Act		0.9		18.2

Taxes on international activities		2.1		12.2
Research and experimentation credit		(0.2)		(0.2)
State and local taxes		-		-
Adjustment of prior period tax items		1.4		(0.6)
Net excess income tax benefit from stock-based compensation		3.1		2.2
Other		-		(0.2)
Effective tax rate for the period ended March 31, 2018		20.9%		34.1%

The decrease in the year-over-year effective tax rate for the three-months ended March 31, 2018 is primarily attributable to the benefits of the current year effect of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act on the estimated annual effective tax rate, partially offset by smaller favorable adjustment for the net excess income tax benefits from stock-based compensation, less foreign earnings taxed at lower tax rates and fewer favorable resolutions of tax matters in the current quarter.

 The increase in the effective tax rate for the six-months ended March 31, 2018 compared to the six-months ended March 31, 2017 is primarily attributable to the $14,778 discrete net unfavorable impact in the first quarter of fiscal year 2018 resulting from the enactment of the Tax Act, partially offset by benefits of the current year effect of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act on the estimated annual effective tax rate.  In addition, the effective tax rate for the six-months ended March 31, 2017 included the impact of the repatriation to the U.S. of certain net foreign profits and losses. In the first quarter of fiscal year 2017, the U.S. foreign tax credits available as a result of the repatriation of the foreign net earnings were greater than the U.S. taxes payable on these foreign net earnings.

As a result of the Tax Act, we have calculated a U.S. federal statutory corporate income tax rate of 24.5% for the fiscal year ending September 30, 2018 and we expect the U.S. federal statutory rate to be 21% for fiscal years beginning after September 30, 2018.  Overall, we anticipate the decrease in the U.S. federal statutory rate resulting from the enactment of the Tax Act will have  a favorable impact on our future U.S. tax expense and operating cash flows.

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

Segment Results

The following table presents sales by segment:

	Three-Months Ended March 31,				Six-Months Ended March 31,
	2018		2017		2018		2017
Net sales:
Aerospace	$386,343	70.5%	$320,526	64.1%	$692,248	68.0%	$587,206	62.3%
Industrial	161,906	29.5	179,855	35.9	326,149	32.0	356,069	37.7
Consolidated net sales	$548,249	100.0%	$500,381	100.0%	$1,018,397	100.0%	$943,275	100.0%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2018	2017	2018	2017
Aerospace	$72,969	$58,227	$116,522	$105,104
Industrial	10,237	17,089	29,581	35,087
Nonsegment expenses	(28,343)	(18,764)	(47,366)	(30,145)
Interest expense, net	(6,216)	(6,316)	(12,603)	(12,751)
Consolidated earnings before income taxes	48,647	50,236	86,134	97,295
Income tax expense	(10,158)	(12,131)	(29,385)	(12,642)
Consolidated net earnings	$38,489	$38,105	$56,749	$84,653

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2018	2017	2018	2017
Aerospace	18.9%	18.2%	16.8%	17.9%
Industrial	6.3%	9.5%	9.1%	9.9%

Aerospace

Aerospace segment net sales were $386,343 for the second quarter of fiscal year 2018,  up 20.5% compared to $320,526 for the second quarter of fiscal year 2017.  Aerospace segment net sales were $692,248 for the first half of fiscal year 2018, up 17.9% compared to $587,206 for the same period of fiscal year 2017.  The increase in segment net sales for the second quarter and first half of fiscal year 2018 as compared to the same periods of fiscal year 2017 was driven primarily by increased commercial OEM and aftermarket sales and increased defense OEM sales.  Defense aftermarket sales were down in the second quarter and first half of fiscal year 2018 as compared to the same periods of fiscal year 2017.

Commercial OEM sales were up for the second quarter and first half of fiscal year 2018 as compared to the same periods of fiscal year 2017, driven by ongoing ramp-up in production of next generation aircraft on which we have increased content.

Commercial aftermarket sales increased significantly in the second quarter and first half of fiscal year 2018 as compared to the same periods of fiscal year 2017, benefitting from both the initial provisioning for new platforms and increased utilization of existing fleets.

U.S. government funds continue to be prioritized for defense platforms on which we have content.  Defense OEM sales increased in the second quarter and first half of fiscal year 2018 compared to the same periods of fiscal year 2017, driven primarily by continued strong demand for smart weapons, as well as growing international demand for various other military programs.  Defense aftermarket sales decreased in the second quarter and first half of fiscal year 2018 as compared to the second quarter and first half of fiscal year 2017, reflecting variability in the timing of continued maintenance needs and upgrade programs.

Aerospace segment earnings increased by $14,742, or 25.3%, to $72,969 for the second quarter of fiscal year 2018, compared to $58,227 for the second quarter of fiscal year 2017.  Aerospace segment earnings increased by $11,418, or 10.9%, to $116,522 for the first half of fiscal year 2018, compared to $105,104 for the first half of fiscal year 2017.  The net increase in Aerospace segment earnings for the second quarter and first half of fiscal year 2018 was due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2017	$58,227	$105,104
Sales volume	30,226	48,433
Price, sales mix and productivity	(5,916)	(10,868)
Production capacity expansion costs	(4,024)	(9,162)
Increases in research and development expenses	(4,786)	(10,662)
Other, net	(758)	(6,323)
Earnings for the period ended March 31, 2018	$72,969	$116,522

Aerospace segment earnings as a percentage of segment net sales were 18.9% for the second quarter and 16.8% for the first half of fiscal year 2018, compared to 18.2%  for the second quarter and 17.9% for the first half of fiscal year 2017.  Aerospace segment earnings in both the second quarter and first half of fiscal year 2018 benefitted from the impact of higher sales volume, which was partially offset by unfavorable product sales mix, higher manufacturing costs related to increased capacity expansion costs to support increased production levels and learning curve effects.  Aerospace segment earnings were also negatively impacted by increased investment in research and development for new program awards and opportunities being pursued.

Industrial

Industrial segment net sales decreased by 10.0% to $161,906 for the second quarter of fiscal year 2018, compared to $179,855 for the second quarter of fiscal year 2017.  Segment net sales decreased by 8.4% to $326,149 for the first half of fiscal year 2018, compared to $356,069 for the same period of fiscal year 2017.  Foreign currency exchange rates had a favorable impact on segment net sales of $9,578 and $14,522 for the second quarter and first half of fiscal year 2018, respectively.   The overall decreases in both periods were primarily due to declines in industrial gas turbine and renewables sales.  The decline in industrial gas turbine sales was the result of increased efficiency leading to lower overall demand for electricity and a decrease in volume resulting from the penetration of renewable power sources.  We project that the industrial gas turbine business may not begin to recover until 2020.  The sales decline in our renewables business was due to the short-term unfavorable impact of platform transitions by some of our customers.  Sales of large reciprocating engines used in both power generation and oil and gas applications were up in both the second quarter and first half of fiscal year 2018 as compared to the same periods of the prior fiscal year.  Although sales of fuel systems for compressed natural gas (“CNG”) trucks in Asia decreased in the second quarter of fiscal year 2018 as compared to the second quarter of fiscal year 2017, sales of these fuel systems continues to be up for the first half of fiscal year 2018 compared to the first half of fiscal year 2017 as the Chinese government continues to encourage natural gas usage.

Industrial segment earnings decreased by $6,852, or 40.1%, to $10,237 for the second quarter of fiscal year 2018, compared to $17,089 for the second quarter of fiscal year 2017.  Segment earnings decreased by $5,506, or 15.7% to $29,581 for the first half of fiscal year 2018 compared to $35,087 for the same period of 2017.  The net decrease in Industrial segment earnings for the second quarter and first half of fiscal year 2018 was due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2017	$17,089	$35,087
Sales volume	(12,768)	(20,087)
Price, sales mix and productivity	3,366	3,532
Savings from cost reduction initiatives	-	3,765
Effects of changes in foreign currency rates	774	1,528
Other, net	1,776	5,756
Earnings for the period ended March 31, 2018	$10,237	$29,581

Industrial segment earnings as a percentage of segment net sales were 6.3% for the second quarter and 9.1% for the first half of fiscal year 2018, compared to 9.5% for the second quarter and 9.9% for the first half of fiscal year 2017.  The decrease in segment earnings as a percentage of sales for the second quarter and first half of fiscal year 2018 were largely driven by sales volume decreases, partially offset by favorable sales mix and, in the first half of fiscal year 2018, savings from prior year cost reduction initiatives.

Nonsegment expenses

Nonsegment expenses increased to $28,343 for the second quarter of fiscal year 2018, compared to $18,764 for the second quarter of fiscal year 2017.  As a percent of consolidated net sales, nonsegment expenses increased to 5.2% of consolidated net sales for the second quarter of fiscal year 2018, compared to 3.7% of consolidated net sales for the second quarter of fiscal year 2017.  The increase in nonsegment expenses in the second quarter of fiscal year 2018 as compared to the second quarter of fiscal year 2017 is due to the recording of restructuring charges of $17,013 in the second quarter of fiscal year 2018 related primarily to the Duarte Relocation and transaction costs of $1,136 associated with the L’Orange Acquisition (see Note 22, Subsequent events in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q).  Partially offsetting the increase to nonsegment expenses in the current quarter was the recognition of the majority of our annual stock-based compensation expense in the first quarter of fiscal year 2018, whereas in fiscal year 2017 the majority of this expense was recognized in the second quarter of the fiscal year.

Nonsegment expenses increased to $47,366 for the first half of fiscal year 2018, compared to $30,145 for the first half of fiscal year 2017.  As a percent of consolidated net sales, nonsegment expenses were 4.7% of consolidated net sales for the first half of fiscal year 2018, compared to 3.2% of consolidated net sales for the first half of fiscal year 2017.  Included in nonsegment expenses for the first half of fiscal year 2018 were restructuring charges of $17,013, discussed above, and transaction costs of $1,136 associated with the L’Orange Acquisition.

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

Our aggregate cash and cash equivalents were $100,147 at March 31, 2018 and $87,552 at September 30, 2017, and our working capital was $677,270 at March 31, 2018 and $593,955 at September 30, 2017.  Of the $100,147 of cash and cash equivalents held at March 31, 2018, $99,812 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.    The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.  The additional uncertainty associated with the Tax Act increases the impracticality of determining this income tax liability.

We do not believe the Transition Tax, which is expected to be paid over an eight year period beginning in January 2019, will have a significant impact on our cash flows in any individual fiscal year.

Consistent with common business practice in China, our Chinese subsidiary accepts bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft.  The issuing financial institution is the obligor, not our customers.  Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance.  We had bankers’ acceptance notes of $42,969 at March 31, 2018 and $38,243 at September 30, 2017 recorded as non-customer accounts receivable in our Condensed Consolidated Balance Sheets.  We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy and to which the credit risks associated with the bankers’ acceptance notes are believed to be low.

Our revolving credit facility matures in April 2020 and provides a borrowing capacity of up to $1,000,000 with the option to increase total available borrowings to up to $1,200,000, subject to lenders’ participation.  We can borrow against our $1,000,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Borrowings under the revolving credit facility can be made in U.S dollars or in foreign currencies other than the U.S. dollar provided that the U.S dollar equivalent of any foreign currency borrowings and U.S. dollar borrowings does not, in total, exceed the borrowing capacity of the revolving credit facility.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our common stock, payments of dividends, acquisitions, and facilities expansions.  In addition, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of our $1,000,000 revolving credit facility and our other credit facilities, see Note 13,  Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At March 31, 2018, we had total outstanding debt of $630,391 consisting of amounts borrowed under our revolving credit facility and various series of unsecured notes due between 2018 and 2031, with additional borrowing availability of $947,099 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,674 under various foreign credit facilities.  As of March 31, 2018, the $100,000 in debt related to our Series D Notes, which mature and are payable in October 2018, has been classified as long-term based on our intent and ability to refinance this debt using cash proceeds from our existing revolving credit facility which, in turn, is expected to be repaid beyond the next twelve months.  For further discussion of our notes, see Note 13,  Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At March 31, 2018, we had $41,930 of borrowings outstanding under our revolving credit facility, all of which was classified as short-term.  Of these borrowings, as of March 31, 2018 the entire amount is denominated in U.S. dollars.    Revolving credit facility and short-term borrowing activity during the six-months ended March 31, 2018 were as follows:

Maximum daily balance during the period	$196,600
Average daily balance during the period	$166,920
Weighted average interest rate on average daily balance	2.54%

We believe we were in compliance with all our debt covenants as of March 31, 2018.  See Note 12,  Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

On April 9, 2018, we announced that we had signed an agreement to acquire L’Orange, for total consideration (including cash payments and the assumption of debt and other specified financial obligations) of €700,000.  We expect to finance the L’Orange Acquisition with borrowings from our revolving credit facility, or debt proceeds from a private placement, or a combination of both, which will increase our interest expense and outstanding debt, and could decrease our availability under our revolving credit facility.    See Note 22, Subsequent events in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q, for more information regarding the L’Orange Acquisition.

On April 18, 2018, we entered into an at-the-money-forward option (the “Forward Option”) at a cost of $5,543 whereby, on May 30, 2018, we have the ability to exercise an option to purchase €490,000 on June 1, 2018 using U.S. dollars at a fixed exchange rate of 1.2432.  If the spot rate is below 1.2432 on May 30, 2018, we will choose not to exercise the option and the loss on Forward Option will be limited to $5,543, which is the cost of the instrument.  If the spot rate is above 1.2432 on May 30, 2018, we will choose to exercise the option and any gain on the Forward Option will be offset by the cost of the instrument and reflected in the Condensed Consolidated Statement of Earnings in the third fiscal quarter ending June 30, 2018.  We are not committed to purchase Euros if the spot rate is below 1.2432 on May 30, 2018.  We entered into the Forward Option to manage our exposure to fluctuations in the Euro prior to the anticipated close of the L’Orange Acquisition.  We did not enter into the Forward Option for trading or speculative purposes.  See Note 22, Subsequent events in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q, for more information regarding the L’Orange Acquisition and the Forward Option.

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

In the first quarter of fiscal year 2017, our board of directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019 (the “2017

Authorization”).  In the first half of fiscal year 2017, we purchased 886 shares of our common stock for $61,229 under the 2017 Authorization, of which 350 shares were purchased pursuant to a 10b5-1 plan and 536 were purchased pursuant to a 10b-18 plan.  We repurchased no stock in the six-months ended March 31, 2018.

For our Aerospace segment, we have been purchasing production equipment for our second campus in the greater-Rockford, Illinois area and anticipate continuing such purchases as new aircraft platforms ramp up to full production volumes.  The second campus, completed in 2015, was built to support the expected growth in our Aerospace segment as a result of our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.

Associated with the Duarte Relocation,  we have identified assets held for use of $7,604 at March 31, 2018, which relate to the land, building and building improvements at the Duarte facility.  Based on current market conditions, we expect to record a gain on the eventual sale of these assets.  We have not yet determined which of the remaining assets at the Duarte facility, consisting mainly of machinery and equipment, will be sold or relocated to the renovated Drake Campus and therefore, we have continued to depreciate these assets until a determination is made.  The carrying value of the remaining assets at the Duarte facility was approximately $13,200 as of March 31, 2018.

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

Cash Flows

	Six-Months Ended
	March 31,
	2018	2017
Net cash provided by operating activities	$56,718	$129,994
Net cash used in investing activities	(49,118)	(34,377)
Net cash used in financing activities	(3,742)	(87,578)
Effect of exchange rate changes on cash and cash equivalents	8,737	(10,176)
Net change in cash and cash equivalents	12,595	(2,137)
Cash and cash equivalents at beginning of year	87,552	81,090
Cash and cash equivalents at end of period	$100,147	$78,953

Net cash flows provided by operating activities for the first half of fiscal year 2018 was $56,718, compared to $129,994 for the same period of fiscal year 2017.  The decrease in cash flows from operating activities in the first half of fiscal year 2018 compared to the prior fiscal year is primarily attributable to working capital changes which had an increase in cash use in the first half of 2018 due mainly to increased payments of accounts payable and accrued liabilities, and increased accounts receivable in the first half of fiscal year 2018.

Net cash flows used in investing activities for the first half of fiscal year 2018 was $49,118, compared to $34,377 in the second quarter of fiscal year 2017.  The increase in cash used in investing activities compared to the same period of the prior fiscal year is primarily due to increased payments for capital expenditures.  Payments for property, plant and equipment increased by $15,425 from $43,053 in the first half of fiscal year 2017 to $58,478 in the first half of this year primarily due to renovations at our Drake Campus in Fort Collins, Colorado and equipment purchases for our second campus in the greater-Rockford, Illinois area.

Net cash flows used in financing activities for the first half of fiscal year 2018 was $3,742, compared to $87,578 in the first half of fiscal year 2017.  During the first half of fiscal year 2018, we paid cash dividends of $16,422, partially offset by net debt borrowings of $9,120 compared to cash dividends paid of $14,415 and net debt payments of $22,604 in the first half of fiscal year 2017.  Also in the first half of fiscal year 2017, we utilized $61,229 to repurchase 886 shares of our common stock under the 2017 Authorization.  We made no stock repurchases in the first half of fiscal year 2018.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating and capital leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first half of fiscal year 2018 other than those related to the L’Orange Acquisition.  As of March 31, 2018, any fees that would be incurred should the L’Orange Acquisition not be finalized are insignificant.

Non-U.S. GAAP Financial Measures

Adjusted net earnings, adjusted earnings per share, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA,  and free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP.  However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings less, as applicable, (i) restructuring charges, (ii) Duarte move related costs, (iii) merger and acquisition transaction and integration costs, and (iv) the transition impacts of the change in U.S. federal tax legislation in December 2017.  The Company believes that these excluded items are short-term in nature, not related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing.  Management uses adjusted net earnings in evaluating the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period.  Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period.  Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the three and six-months ended March 31, 2018 are shown in the table below.  Adjusted net earnings and adjusted earnings per share for the three and six-months ended March 31, 2017 are not shown, as there were no comparable adjustments to U.S. GAAP net earnings or earnings per share in those periods.

	Three-Months Ended March 31, 2018		Six-Months Ended March 31, 2018
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$38,489	$0.60	$56,749	$0.89
Non-U.S. GAAP adjustments:
Restructuring charges, net of tax	12,667	0.20	12,667	0.20
Other charges, net of tax (1)	1,201	0.02	1,201	0.02
Total Non-U.S. GAAP adjustments, net of tax	13,868	0.22	13,868	0.22
Transition impacts of the change in U.S. tax legislation	-	-	14,778	0.23
Total Non-U.S. GAAP adjustments	13,868	0.22	28,646	0.45
Adjusted net earnings (Non-U.S. GAAP)	$52,357	$0.82	$85,395	$1.34
(1)	Other charges include (i) Duarte move related costs and (ii) merger and acquisition transaction and integration costs, net of tax.

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) restructuring charges, (ii) Duarte move related costs, and (iii) merger and acquisition transaction and integration costs. As these charges are infrequent or unusual charges that can be variable from period to period and may not fluctuate with operating results, management believes that by removing these charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT for the three and six-months ended March 31, 2018 and March 31, 2017 were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2018	2017	2018	2017
Net earnings (U.S. GAAP)	$38,489	$38,105	$56,749	$84,653
Income tax expense	10,158	12,131	29,385	12,642
Interest expense	6,687	6,790	13,437	13,630
Interest income	(471)	(474)	(834)	(879)
EBIT (Non-U.S. GAAP)	$54,863	$56,552	$98,737	$110,046
Restructuring and other charges (1)	18,548	-	18,548	-
Adjusted EBIT (Non-U.S. GAAP)	$73,411	$56,552	$117,285	$110,046

(1)	Includes (i) restructuring charges, (ii) Duarte move related costs, and (iii) merger and acquisition transaction and integration costs, recognized in the three and six-months ended March 31, 2018.

EBITDA and adjusted EBITDA for the three and six-months ended March 31, 2018 and March 31, 2017 were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2018	2017	2018	2017
Net earnings (U.S. GAAP)	$38,489	$38,105	$56,749	$84,653
Income tax expense	10,158	12,131	29,385	12,642
Interest expense	6,687	6,790	13,437	13,630
Interest income	(471)	(474)	(834)	(879)
Amortization of intangible assets	6,258	6,431	12,501	12,889
Depreciation expense	15,754	13,663	30,581	26,118
EBITDA (Non-U.S. GAAP)	76,875	76,646	141,819	149,053
Restructuring and other charges (1)	18,548	-	18,548	-
Adjusted EBITDA (Non-U.S. GAAP)	$95,423	$76,646	$160,367	$149,053
(1)	Includes (i) restructuring charges, (ii) Duarte move related costs, and (iii) merger and acquisition transaction and integration costs, recognized in the three and six-months ended March 31, 2018.

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  As adjusted net earnings, adjusted net earnings per share, EBIT, adjusted EBIT, EBITDA and adjusted EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded.  Our calculations of adjusted net earnings, adjusted net earnings per share, EBIT, adjusted EBIT, EBITDA and adjusted EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant and equipment, in reviewing the financial performance and cash generation by Woodward’s various business groups.  We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, investing in research and development, purchasing our common stock, and paying dividends.  In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  The use of this non-U.S. GAAP financial measure is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP.  Free cash flow does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs.  Our calculation of free cash flow may differ from similarly titled measures used by other companies, limiting its usefulness as a comparative measure.

Free cash flow for the six-months ended March 31, 2018 and March 31, 2017 were as follows:

	Six-Months Ended March 31,
	2018	2017
Net cash provided by operating activities (U.S. GAAP)	$56,718	$129,994
Payments for property, plant and equipment	(58,478)	(43,053)
Free cash flow (Non-U.S. GAAP)	$(1,760)	$86,941

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

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of the Tax Act.  Refer to Note 17, Income Taxes,  in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion of management's significant estimates and judgements in accounting for income taxes as a result of the Tax Act.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Item 1A.Risk Factors

Investment in our securities involves risk.  An investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K, as well as the following risk factor, when making investment decisions regarding our securities.  Other than the addition of the below risk factor, the risk factors that were disclosed in our most recent Form 10-K have not materially changed since the date our most recent Form 10-K was filed with the SEC.

We may be unable to successfully execute or effectively integrate acquisitions, and divestitures may not occur as planned.

We recently announced that we had entered into an agreement to acquire L’Orange GmbH and its related operations located in Germany, the United States and China.  We have in the past and may, in the future, pursue acquisitions of other companies and assets.  We may also seek to divest non-core businesses or assets.  The success of these transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses.  The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business.  In addition, we may incur unanticipated costs or expenses following an acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.

The success of our acquisitions is subject to risk, including, among others, the following:

•	failure to realize expected technological and product synergies, economies of scale and cost reductions;
•	unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents;
•	the assumption of unexpected liabilities or the exposure to unexpected penalties or other enforcement actions;
•

adverse effects on existing business relationships with suppliers and customers, including delays or cancellations of customer purchases, as well as revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	risks associated with entering into markets in which Woodward has limited or no prior experience, including potentially less visibility into demand;
•	inaccurate assumptions may be made regarding the integration process;
•	unforeseen difficulties may arise in integrating operations, processes and systems;
•

higher than expected investments may be required to implement necessary compliance processes and related systems, including information technology systems, accounting systems and internal controls over financial reporting;

•	fluctuations in foreign currency exchange rates that may impact the agreed upon purchase price;
•	the failure to retain, motivate and integrate key management and other employees of the acquired business;
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2018 through January 31, 2018 (2)	310	$77.52	-	$428,803
February 1, 2018 through February 28, 2018	-	-	-	428,803
March 1, 2018 through March 31, 2018 (2)	396	71.66	-	428,803

(1)

In November 2016, our board of directors approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 310 shares of common stock were acquired in January 2018 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 396 shares of common stock were acquired in March 2018 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
†	10.1	Amended and Restated Woodward, Inc. 2017 Omnibus Incentive Plan
*	10.2	Amendment No. 2 to 2013 Credit Agreement
*	10.3	Form of Non-Qualified Stock Option Agreement
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

†	Incorporated by reference to Woodward, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2018
*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: April 24, 2018	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: April 24, 2018	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)