Form 10-Q
period 2018-06-30
Woodward, Inc.
filed 2018-08-08
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes ☐ No ☒

As of August  2, 2018, 61,692,493 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$588,117	$548,622	$1,606,514	$1,491,897
Costs and expenses:
Cost of goods sold	427,897	394,750	1,176,012	1,090,997
Selling, general and administrative expenses	54,600	44,561	140,362	130,521
Research and development costs	39,470	34,663	111,425	91,588
Restructuring charges	-	-	17,013	-
Interest expense	7,878	6,769	21,315	20,399
Interest income	(342)	(358)	(1,176)	(1,237)
Other expense (income), net (Note 17)	4,197	(450)	1,012	(6,353)
Total costs and expenses	533,700	479,935	1,465,963	1,325,915
Earnings before income taxes	54,417	68,687	140,551	165,982
Income tax expense	5,300	15,061	34,685	27,703
Net earnings	$49,117	$53,626	$105,866	$138,279

Earnings per share (Note 3):
Basic earnings per share	$0.80	$0.87	$1.72	$2.25
Diluted earnings per share	$0.77	$0.85	$1.66	$2.18

Weighted Average Common Shares Outstanding (Note 3):
Basic	61,608	61,288	61,417	61,387
Diluted	63,881	63,392	63,782	63,520
Cash dividends per share paid to Woodward common stockholders	$0.1425	$0.1250	$0.4100	$0.3600

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net earnings	$49,117	$53,626	$105,866	$138,279

Other comprehensive earnings:
Foreign currency translation adjustments	(21,864)	6,643	(7,177)	(4,251)
Net (loss) gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 7)	2,559	(3,313)	548	(428)
Taxes on changes in foreign currency translation adjustments	513	835	250	349
Foreign currency translation and transactions adjustments, net of tax	(18,792)	4,165	(6,379)	(4,330)

Unrealized loss on fair value adjustment of derivative instruments (Note 7)	(23,658)	-	(23,658)	-
Reclassification of net realized (gains) losses on derivatives to earnings (Note 7)	4,955	(18)	4,919	(54)
Taxes on changes in derivative transactions	8	7	21	21
Derivative adjustments, net of tax	(18,695)	(11)	(18,718)	(33)

Curtailment of postretirement benefit plan arising during the period	-	-	59	-

Amortization of pension and other postretirement plan:
Net prior service cost	137	55	413	168
Net loss	248	644	742	1,925
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	843	(746)	161	197
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(349)	6	(421)	(839)
Pension and other postretirement benefit plan adjustments, net of tax	879	(41)	954	1,451
Total comprehensive earnings	$12,509	$57,739	$81,723	$135,367

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $6,290 and $0, respectively	$114,399	$87,552
Accounts receivable, less allowance for uncollectible amounts of 3,668 and $3,776, respectively	386,110	402,182
Inventories	589,440	473,505
Income taxes receivable	7,994	19,376
Other current assets	39,171	38,574
Total current assets	1,137,114	1,021,189
Property, plant and equipment, net	1,044,033	922,043
Goodwill	826,926	556,545
Intangible assets, net	707,761	171,882
Deferred income tax assets	15,208	19,950
Other assets	73,022	65,500
Total assets	$3,804,064	$2,757,109
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$144,000	$32,600
Accounts payable	222,416	232,788
Income taxes payable	11,407	6,774
Accrued liabilities	162,211	155,072
Total current liabilities	540,034	427,234
Long-term debt, less current portion	1,211,396	580,286
Deferred income tax liabilities	170,101	33,408
Other liabilities	416,498	344,798
Total liabilities	2,338,029	1,385,726
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	184,814	163,836
Accumulated other comprehensive losses	(77,329)	(53,186)
Deferred compensation	8,393	7,135
Retained earnings	1,900,928	1,820,268
	2,016,912	1,938,159
Treasury stock at cost, 11,282 shares and 11,739 shares, respectively	(542,484)	(559,641)
Treasury stock held for deferred compensation, at cost, 202 shares and 186 shares, respectively	(8,393)	(7,135)
Total stockholders' equity	1,466,035	1,371,383
Total liabilities and stockholders' equity	$3,804,064	$2,757,109

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$105,866	$138,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,137	59,587
Gain due to curtailment of postretirement plan	(330)	-
Net gain on sales of assets	(404)	(3,598)
Stock-based compensation	16,292	15,580
Deferred income taxes	(25,521)	(1,585)
Net loss (gain) on derivatives reclassified from accumulated comprehensive earnings into earnings	4,919	(54)
Changes in operating assets and liabilities:
Accounts receivable	42,322	26,052
Inventories	(46,002)	(48,075)
Accounts payable and accrued liabilities	(29,587)	2,345
Income taxes	39,966	8,066
Retirement benefit obligations	(3,883)	(2,321)
Other	(13,692)	(10,478)
Net cash provided by operating activities	162,083	183,798
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(89,597)	(65,075)
Proceeds from sale of assets	1,213	3,697
Proceeds from sales of short-term investments	8,970	5,002
Payments for purchases of short-term investments	(824)	(7,344)
Business acquisitions, net of cash acquired	(771,069)	-
Net cash used in investing activities	(851,307)	(63,720)
Cash flows from financing activities:
Cash dividends paid	(25,206)	(22,076)
Proceeds from sales of treasury stock	7,102	12,554
Payments for repurchases of common stock	-	(61,782)
Borrowings on revolving lines of credit and short-term borrowings	1,769,105	1,106,000
Payments on revolving lines of credit and short-term borrowings	(1,422,624)	(1,145,800)
Proceeds from issuance of long-term debt	400,000	-
Payments of long-term debt and capital lease obligations	(315)	(307)
Payments of debt financing costs	(1,325)	-
Payment for forward option derivative instrument	(5,543)	-
Net cash provided by (used in) financing activities	721,194	(111,411)
Effect of exchange rate changes on cash and cash equivalents	(5,123)	(755)
Net change in cash and cash equivalents	26,847	7,912
Cash and cash equivalents at beginning of year	87,552	81,090
Cash and cash equivalents, including restricted cash, at end of period	$114,399	$89,002

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2016	-	72,960	(11,374)	(157)	$106	$141,570	$(25,971)	$179	$(39,913)	$(65,705)	$5,089	$1,649,506	$(512,882)	$(5,089)	$1,212,595
Net earnings	-	-	-	-	-	-	-	-	-	-	-	138,279	-	-	138,279
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(4,330)	(33)	1,451	(2,912)	-	-	-	-	(2,912)
Cash dividends paid ($0.3600 per share)	-	-	-	-	-	-	-	-	-	-	-	(22,076)	-	-	(22,076)
Purchases of treasury stock	-	-	(915)	-	-	-	-	-	-	-	-	-	(63,255)	-	(63,255)
Sales of treasury stock	-	-	416	-	-	(2,130)	-	-	-	-	-	-	16,157	-	14,027
Common shares issued from treasury stock for benefit plans	-	-	199	-	-	6,501	-	-	-	-	-	-	7,513	-	14,014
Common shares issued from treasury stock to settle employee liabilities	-	-	26	(26)	-	740	-	-	-	-	1,767	-	1,027	(1,767)	1,767
Stock-based compensation	-	-	-	-	-	15,580	-	-	-	-	-	-	-	-	15,580
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(3)	-	-	-	-	-	-	254	-	-	(254)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(10)	-	-	10	-
Balances as of June 30, 2017	-	72,960	(11,648)	(186)	$106	$162,261	$(30,301)	$146	$(38,462)	$(68,617)	$7,100	$1,765,709	$(551,440)	$(7,100)	$1,308,019

Balances as of October 1, 2017	-	72,960	(11,739)	(186)	$106	$163,836	$(27,280)	$135	$(26,041)	$(53,186)	$7,135	$1,820,268	$(559,641)	$(7,135)	$1,371,383
Net earnings	-	-	-	-	-	-	-	-	-	-	-	105,866	-	-	105,866
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(6,379)	(18,718)	954	(24,143)	-	-	-	-	(24,143)
Cash dividends paid ($0.4100 per share)	-	-	-	-	-	-	-	-	-	-	-	(25,206)	-	-	(25,206)
Sales of treasury stock	-	-	255	-	-	(2,471)	-	-	-	-	-	-	9,573	-	7,102
Common shares issued from treasury stock for benefit plans	-	-	202	-	-	7,157	-	-	-	-	-	-	7,584	-	14,741
Stock-based compensation	-	-	-	-	-	16,292	-	-	-	-	-	-	-	-	16,292
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(17)	-	-	-	-	-	-	1,267	-	-	(1,267)	-
Distribution of stock from deferred compensation plan	-	-	-	1	-	-	-	-	-	-	(9)	-	-	9	-
Balances as of June 30, 2018	-	72,960	(11,282)	(202)	$106	$184,814	$(33,659)	$(18,583)	$(25,087)	$(77,329)	$8,393	$1,900,928	$(542,484)	$(8,393)	$1,466,035

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2018 and for the three and nine-months ended June 30, 2018 and June 30, 2017, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2018, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and nine-months ended June 30, 2018 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements included herein.  Significant estimates in these Condensed Consolidated Financial Statements include allowances for uncollectible amounts, net realizable value of inventories, customer rebates earned and payable, warranty reserves, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, the valuation of derivative instruments, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees and board members, and contingencies.  Actual results could vary from Woodward’s estimates.

As disclosed in Note 1, Operations and summary of significant accounting policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of Woodward’s most recent Annual Report on Form 10-K, the amortization of intangible assets has been reclassified from a separate line in the Condensed Consolidated Statements of Earnings for the three and nine-months ended June 30, 2017 to an allocated expense/cost component of cost of goods sold and selling, general and administrative expenses based on the nature of the intangible asset that is being amortized.  The reclassification of these amounts conforms to the current period presentation.

Note 2.  New accounting standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.”  ASU 2018-05 formally amended ASC Topic 740, Income Taxes (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin 118 (“SAB 118”).  SAB 118 expressed views of the SEC regarding ASC 740 in the reporting period that includes the enactment date of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Company adopted SAB 118 in the first quarter of fiscal year 2018 and therefore, the Company’s subsequent adoption of ASU 2018-05 in the second quarter of fiscal year 2018 had no impact on its accounting for income taxes in the third quarter or first nine months of fiscal year 2018.

In February 2018, the FASB issued ASU 2018-02, “Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of tax reform under the Tax Act and provides guidance on the disclosure requirements regarding the stranded tax effects.  The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The amendments in ASU 2018-02 may be applied retrospectively in the period of adoption to all periods in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized or may be applied as of the beginning of the period of adoption.  Woodward is currently assessing the impact of the adoption of the new guidance and has not yet elected the method of adoption it will apply.  When adopted, if Woodward elects to reclassify under ASU 2018-02, a portion of accumulated other comprehensive earnings would be reclassified to retained earnings.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  ASU 2017-12 is intended to more closely align the financial statement reporting of hedging relationships with the economic results of an entity’s risk management activities and to make certain targeted improvements to simplify the application of hedge accounting guidance in current U.S. GAAP.  ASU 2017-12 is also intended to increase standardization of financial statement disclosures including requiring a tabular disclosure of the income statement effects of fair value and cash flow hedges.  Woodward early adopted the new guidance in the first quarter of fiscal year 2018.  Initial application of the new guidance did not have any impact on Woodward’s hedging arrangements or on the disclosures related to such arrangements as of the date of adoption and through the second quarter of fiscal year 2018.  In the third quarter of fiscal 2018, Woodward entered into new hedging arrangements and incorporated the provisions of this guidance in those hedging arrangements and related disclosures as discussed in Note 7, Derivative instruments and hedging activities.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).”  ASU 2016-18 provides authoritative guidance requiring that restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts reported in the statement of cash flows.  The guidance is applied retrospectively to all periods presented and is effective for annual reporting periods beginning after December 15, 2017 (fiscal year 2019 for Woodward), and interim periods within those annual periods.  In the third quarter of fiscal year 2018, the Company’s Condensed Consolidated Balance Sheet included restricted cash, and as a result, the Company concurrently early adopted this guidance in the three- months ended June 30, 2018.  As a result of the adoption, the Company has included restricted cash of $6,290 as of June 30, 2018 in the end of period amounts reported in the statement of cash flows for the nine-months ended June 30, 2018.  There was no restricted cash in the beginning of year balance for the nine-months ended June 30, 2018, or in the beginning of year or end of period balances for the nine-months ended June 30, 2017.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses.  Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption.  ASU 2016-13 is effective for fiscal years beginning after December

15, 2019 (fiscal year 2021 for Woodward), including interim periods within the year of adoption.  Early adoption is permitted for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within those fiscal years.  Woodward will adopt the new guidance in fiscal year 2021.  Woodward does not expect the application of the CECL impairment model to have a significant impact on Woodward’s allowance for uncollectible amounts for accounts receivable and notes receivable from municipalities.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The purpose of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  In addition, ASU 2016-02 modifies the definition of a lease to clarify that an arrangement contains a lease when such arrangement conveys the right to control the use of an identified asset.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within the year of adoption.  Originally under ASU 2016-2, an organization was required upon adoption to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach and restate the financial statements for all periods presented.  In July 2018, the FASB issued ASU 2018-11, which amends ASU 2016-02 to provide organizations with an additional (and optional) transition method whereby it may elect to recognize and measure leases by applying the cumulative impact of adopting ASU 2016-02 to the opening retained earnings balance in the period of adoption, thereby removing the requirement that the financial statements of prior periods be restated.  Although early adoption is permitted, Woodward expects to adopt the new guidance in fiscal year 2020.  Woodward expects that it will elect to not restate fiscal years 2018 and 2019 and will recognize the cumulative impact of adopting the standard in Woodward’s opening retained earnings for fiscal year 2020, but has not made a final determination on its future adoption method.  Woodward is currently assessing the impact this guidance may have on its Consolidated Financial Statements, including which of its existing lease arrangements will be impacted by the new guidance and whether other arrangements not currently classified as leases may become subject to the guidance of ASU 2016-02.  Rent expense for all operating leases in fiscal year 2017, none of which was recognized on the balance sheet, was $8,302.  As of September 30, 2017, future minimum rental payments required under operating leases, none of which were recognized on the balance sheet, were $23,215.

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

Based on Woodward’s review of its customer contracts, Woodward has determined that revenue on the majority of its customer contracts will continue to be recognized at a point in time, generally upon shipment of products, consistent with Woodward’s current revenue recognition model.  Upon adoption of ASC 606, however, Woodward also believes a significant portion of its revenues from sales of products and services to customers will be recognized over time, rather than at a point in time, due primarily to the terms of certain customer contracts.  As a result of recognizing some revenue over time, various balance sheet line items will be impacted.  As such, Woodward believes the adoption of ASC 606 will have an impact on both the timing of revenue recognition and various line items within the Consolidated Balance Sheet.

Woodward generally expenses costs as incurred for the engineering and development of new products.  Customer funding received for such engineering and development efforts is currently recognized as revenue when earned, with the corresponding costs recognized as cost of sales.  ASC 606 requires most customer funding of product engineering and development to be deferred and recognized as revenue as the related products are delivered to the customer.  ASC 606 also requires product engineering and development costs to be capitalized as contract fulfillment costs, to the extent recoverable from the deferred customer funding, and subsequently amortized as the related products are delivered to the customer.  Therefore, under ASC 606, Woodward expects to record both contract assets and contract liabilities related to such funded engineering and development efforts, which are expected to become material over time.  Recognized revenues and research and development costs are both expected to decrease in the year of adoption and for at least several years thereafter, due to the recognition of these contract assets and liabilities.  However, recognition of these contract assets and liabilities are expected to have an immaterial impact on pre-tax earnings in future periods.

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net earnings	$49,117	$53,626	$105,866	$138,279
Denominator:
Basic shares outstanding	61,608	61,288	61,417	61,387
Dilutive effect of stock options and restricted stock	2,273	2,104	2,365	2,133
Diluted shares outstanding	63,881	63,392	63,782	63,520
Income per common share:
Basic earnings per share	$0.80	$0.87	$1.72	$2.25
Diluted earnings per share	$0.77	$0.85	$1.66	$2.18

The following stock option grants were outstanding during the three and nine-months ended June 30, 2018 and 2017, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options	764	780	760	66
Weighted-average option price	$78.70	$62.64	$78.73	$62.98

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted-average treasury stock shares held for deferred compensation obligations	201	186	197	178

Note 4.  Business acquisition

On April 8, 2018, the Company, and its wholly-owned subsidiary, Woodward Aken GmbH (collectively, the “Purchasers”), entered into a Share Purchase Agreement (the “L’Orange Agreement”) with MTU Friedrichshafen GmbH (“MTU”) and MTU America Inc. (together with MTU, the “Sellers”), both of which were subsidiaries of Rolls-Royce PLC (“Rolls-Royce”).  Pursuant to the L’Orange Agreement, the Purchasers agreed to acquire all of the outstanding shares of stock of L’Orange GmbH, together with its wholly-owned subsidiaries in China and Germany, as well as all of the outstanding equity interests of its affiliate, Fluid Mechanics LLC, and their related operations (collectively, “L’Orange”), for total consideration (including cash consideration and the assumption of certain liabilities) of €700,000, or approximately $811,000 based on the foreign currency exchange rate as of the date Woodward executed cross currency swaps in connection with the financing of the transaction as described in Note 7, Derivative instruments and hedging activities.  The total consideration to be paid is subject to customary post-closing adjustments.  The transactions contemplated by the L’Orange Agreement were completed on June 1, 2018 (the “Closing”) and L’Orange became a subsidiary of the Company.

L’Orange is a supplier of fuel injection systems for industrial diesel, heavy fuel oil and dual-fuel engines.  L’Orange supplies fuel injection technology for engines that power a wide range of industrial applications including marine power and propulsion systems, special-application vehicles, locomotives, oil and gas processing, and power generation.  L’Orange serves many large specialist diesel engine manufacturers, including Rolls-Royce Power Systems’ subsidiaries, MTU and Bergen Engines, and other low to high speed engine builders.  Following the Closing, L’Orange was renamed Woodward L’Orange and has been integrated into the Company’s Industrial segment.

In connection with the Closing, MTU and a subsidiary of Rolls-Royce, and L’Orange, entered into a long-term supply agreement, dated June 1, 2018 (the “LTSA”).  Pursuant to the terms of the LTSA, L’Orange will continue to supply to MTU and its affiliates within Rolls-Royce certain liquid fuel injection systems, injectors, pumps and other associated parts and components for industrial diesel, heavy fuel oil and dual-fuel engines in a manner consistent with the supply of such products prior to the transaction.  The LTSA has an initial term that extends through December 31, 2032.  During the term of the LTSA, MTU is required to continue to purchase certain of these products exclusively from L’Orange, subject to certain limitations specified therein, at pricing negotiated at arms-length.

ASC Topic 805, “Business Combinations” (“ASC 805”), provides a framework to account for acquisition transactions under US GAAP.  The preliminary purchase price of L’Orange, prepared consistent with the required ASC 805 framework, is allocated as follows:

Cash paid to Sellers	$780,355
Less acquired cash and restricted cash	(9,286)
Total purchase price	$771,069

The cash consideration was financed through the use of cash on hand, the issuance of an aggregate principal amount of $400,000 of senior unsecured notes in a series of private placement transactions and $167,420 borrowed under Woodward’s existing revolving credit agreement (see Note 14, Credit Facilities, short-term borrowings and long-term debt).  In connection with these borrowings, the Company entered into cross currency swap transactions, which effectively lowered the interest rate on each tranche of the senior unsecured notes and the borrowings under the existing revolving credit agreement (see Note 7, Derivative instruments and hedging activities).

The allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting in accordance with ASC 805.  Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  Woodward’s preliminary allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

Due to the timing of the transaction, Woodward is in the process of finalizing valuations of current assets, property, plant and equipment (including estimated useful lives), goodwill, intangible assets (including estimated useful lives), and all current and noncurrent liabilities other than the valuation of the pension obligation, the valuation of which is complete.  Additionally, Woodward is finalizing the projected combined future tax rate to be applied to the valuation of assets, which could impact the valuation of goodwill and intangible assets.  The final determination of the fair value of assets and liabilities will be completed within the one year measurement period as allowed by ASC 805.

The following table, which is preliminary and subject to change, summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of L’Orange.  Any potential adjustments will be made retroactively and could be material to the preliminary values presented below.

Accounts receivable	$26,538
Inventories (1)	72,674
Other current assets	1,385
Property, plant, and equipment	90,589
Goodwill	269,433
Intangible assets	556,023
Total assets acquired	1,016,642
Other current liabilities	40,362
Deferred income tax liabilities	164,791
Other noncurrent liabilities	40,420
Total liabilities assumed	245,573
Net assets acquired	$771,069
(1)

Inventories include a $15,107 adjustment to state work in progress and finished goods inventories at their fair value as of the acquisition date.  The inventory fair value adjustment is being recognized as a non-cash increase to cost of goods sold ratably over the estimated inventory turnover period, with the entire $15,107 fair value adjustment expected to be recognized in cost of goods sold during the year ending September 30, 2018.

In connection with the acquisition of L’Orange, Woodward assumed the defined benefit pension obligations of the L’Orange defined benefit pension plans (see Note 19, Retirement benefits).  As of June 1, 2018, the total liability recognized by the Company associated with the L’Orange defined benefit pension plans was $38,998, of which $1,143 was considered current.

As summary of the intangible assets acquired, weighted-average useful lives, and amortization methods follows:

	Estimated Amounts	Weighted-Average Useful Life		Amortization Method
Intangible assets with finite lives:
Customer relationships and contracts	$379,423	20	years	Straight-line
Process technology	71,940	21	years	Straight-line
Backlog	40,611	1	year	Accelerated
Other	232	3	years	Straight-line
Intangible asset with indefinite life:
Trade name	63,817	Indefinite		Not amortized
Total	$556,023

Future amortization expense associated with the acquired intangibles as of June 1, 2018 is expected to be:

Year Ending September 30:
2018 (remaining)	$18,832
2019	34,884
2020	19,701
2021	21,458
2022	21,745
Thereafter	375,586
$492,206

The preliminary purchase price allocation resulted in the recognition of $269,433 of goodwill.  Only the portion of goodwill which relates to the U.S. operations of L’Orange is expected to be deductible for tax purposes.  The Company has included all of the goodwill in its Industrial segment.  The goodwill represents the estimated value of potential expansion with new customers, the opportunity to further develop sales opportunities with new customers, other synergies including supply chain savings expected to be achieved through the integration of L’Orange with Woodward’s Industrial segment, and intangible assets that do not qualify for separate recognition, such as value of the assembled L’Orange workforce that is not included within the estimated value of the acquired backlog and customer relationship intangible assets.

Pro forma results for Woodward giving effect to the L’Orange acquisition

The following unaudited pro forma financial information presents the combined results of operations of Woodward and L’Orange as if the acquisition had been completed as of the beginning of the prior fiscal year, or October 1, 2016.  The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on October 1, 2016, nor are they indicative of future results.

The unaudited pro forma financial information for the three and nine-months ended June 30, 2018 includes Woodward’s results, including the post-acquisition results of L’Orange, since June 1, 2018, and the pre-acquisition results of L’Orange for those periods.  The unaudited pro forma financial information for the three and nine-months ended June 30, 2017 combines Woodward’s results with the pre-acquisition results of L’Orange for those periods.

Prior to the L’Orange acquisition by Woodward, L’Orange was a wholly owned subsidiary of Rolls-Royce and as such was not a standalone entity for financial reporting purposes.  Accordingly, the historical operating results of L’Orange may not be indicative of the results that might have been achieved, historically or in the future, if L’Orange had been a standalone entity.

The unaudited pro forma results for the three and nine-months ended June 30, 2018 and the three and nine-months ended June 30, 2017 follow:

	Three-Months Ended		Three-Months Ended
	June 30, 2018		June 30, 2017
	As reported	Pro forma	As reported	Pro forma
Net sales	$588,117	$639,665	$548,622	$619,485
Net earnings	49,117	60,488	53,626	53,071
Earnings per share:
Basic earnings per share	$0.80	$0.98	$0.87	$0.87
Diluted earnings per share	0.77	0.95	0.85	0.84

	Nine-Months Ended		Nine-Months Ended
	June 30, 2018		June 30, 2017
	As reported	Pro forma	As reported	Pro forma
Net sales	$1,606,514	$1,830,515	$1,491,897	$1,684,071
Net earnings	105,866	129,191	138,279	108,190
Earnings per share:
Basic earnings per share	$1.72	$2.10	$2.25	$1.76
Diluted earnings per share	1.66	2.03	2.18	1.70

The unaudited pro forma results for all periods presented include adjustments made to account for certain costs and transactions that would have been incurred had the acquisition been completed as of October 1, 2016, including amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for acquisition transaction costs, adjustments for depreciation expense for property, plant, and equipment, and adjustments to interest expense.  These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above.

L’Orange’s operating results have been included in the Company’s operating results for the periods subsequent to the completion of the acquisition on June 1, 2018.  L’Orange contributed net sales of $24,878 for both the three and nine-months ended June 30, 2018 and a net loss of $1,215 for both the three and nine-months ended June 30, 2018.

Woodward incurred transaction-related costs of $10,755 for the three-months ended June 30, 2018 and $12,036 for the nine-months ended June 30, 2018, which are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings.  These transaction-related costs consisted of the L’Orange Acquisition transaction and integration costs, warranty and indemnity insurance costs, and German real estate transfer tax costs.  Woodward incurred acquisition financing related costs of $1,154 for the three and nine-months ended June 30, 2018, which are included in “Interest expense” in the Condensed Consolidated Statements of Earnings.  Included in other expense (income), net for the three and nine-months ended June 30, 2018 was the cost of $5,543 related to an at-the-money-forward option (the “Forward Option”) entered into by the Company on April 18, 2018.  The Forward Option, which was entered into to manage the Company’s exposure to fluctuations in the Euro prior to the anticipated close of the L’Orange Agreement, was not exercised by the Company and expired on June 1, 2018.

Note 5.  Joint venture

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

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded as deferred income the $250,000 consideration received from GE in January of 2016 for its purchase of a 50% equity interest in the JV.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  Unamortized deferred income recorded in connection with the JV formation included accrued liabilities of $6,414 as of June 30, 2018 and $6,451 as of September 30, 2017, and other liabilities of $237,724 as of June 30, 2018 and $236,896 as of September 30, 2017.  Amortization of the deferred income recognized as an increase to sales was $1,564 for the three-months and $4,103 for the nine-months ended June 30, 2018, and $1,387 for the three-months and $4,515 for the nine-months ended June 30, 2017.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  The JV is a related party to Woodward.  Other income includes income of $738 for the three-months and $2,340 for the nine-months ended June 30, 2018, and a loss of $432 for the three-months and income of $634 for the nine-months ended June 30, 2017 related to Woodward’s equity interest in the earnings of the JV.  Woodward received no cash distributions from the JV in the three and nine-months ended June 30, 2018, compared to a $2,500 cash distribution from the JV during the nine-months ended June 30, 2017, which was included in Net cash provided by operating activities under the caption “Other” on the Condensed Consolidated Statement of Cash Flows.  Woodward’s net investment in the JV, which is included in other assets, was $8,612 as of June 30, 2018 and $6,272 as of September 30, 2017.

Woodward’s net sales include $20,085 for the three-months and $50,137 for the nine-months ended June 30, 2018 of sales to the JV, compared to $18,645 for the three-months and $52,362 for the nine-months ended June 30, 2017.  Woodward recorded a reduction to sales of $7,340 for the three-months and $19,670 for the nine-months ended June 30, 2018 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to $6,163 for the three-months and $17,240 for the nine-months ended June 30, 2017.  The Condensed Consolidated Balance Sheets include “Accounts receivable” of $10,213 at June 30, 2018, and $8,554 at September 30, 2017, related to amounts the JV owed Woodward, and include “Accounts payable” of $4,261 at June 30, 2018, and $6,741 at September 30, 2017, related to amounts Woodward owed the JV.

Note 6.  Financial instruments and fair value measurements

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

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At June 30, 2018				At September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$61,050	$-	$-	$61,050	$79,822	$-	$-	$79,822
Restricted investments in money market funds	2,521	-	-	2,521	-	-	-	-
Investments in reverse repurchase agreements	185	-	-	185	1	-	-	1
Investments in term deposits with foreign banks	50,643	-	-	50,643	7,729	-	-	7,729
Equity securities	19,500	-	-	19,500	16,600	-	-	16,600
Total financial assets	$133,899	$-	$-	$133,899	$104,152	$-	$-	$104,152

Financial liabilities:
Cross currency interest rate swaps	$-	$23,527	$-	$23,527	$-	$-	$-	$-
Total financial liabilities	$-	$23,527	$-	$23,527	$-	$-	$-	$-

Restricted investments in money market funds:  A subsidiary of Woodward is required to maintain a balance in escrow to secure the indemnification obligations of the subsidiary's previous parent company.  As allowed by the escrow agreement, the cash held in escrow is invested in money market funds not insured by the Federal Deposit Insurance Corporation (“FDIC”).  The restriction on the use of the invested cash held in escrow will lapse once the underlying indemnification obligations are settled, which is expected to occur in the fourth quarter of fiscal year 2018.    Woodward believes that the investments in money market funds are on deposit with creditworthy financial institutions and that the funds are highly liquid, although their use is restricted.  The investments in money market funds are reported at fair value, with realized gains from interest income realized in earnings and are included in “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.  The fair values of Woodward’s investments in money market funds are based on the quoted market prices for the net asset value of the various money market funds.

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

Investments in term deposits with foreign banks: Woodward’s foreign subsidiaries sometimes invest excess cash in various highly liquid financial instruments that Woodward believes are with creditworthy financial institutions.  Such investments are reported in “Cash and cash equivalents” at fair value, with realized gains from interest income recognized in earnings.  The carrying value of Woodward’s investments in term deposits with foreign banks are considered equal to the fair value given the highly liquid nature of the investments.  As of June 30, 2018, $3,769 of the term deposits with foreign banks are restricted in use as they are pledged collateral for short-term borrowings.  The restriction will lapse when the related short-term borrowings are paid.

Equity securities: Woodward holds marketable equity securities, through investments in various mutual funds, related to its deferred compensation program.  Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities.  The trading securities are reported at fair value, with realized gains and losses recognized in “Other expense (income), net” on the Condensed Consolidated Statements of Earnings.  The trading securities are included in “Other assets” in the Condensed Consolidated Balance Sheets.  The fair values of Woodward’s trading securities are based on the quoted market prices for the net asset value of the various mutual funds.

Cross currency interest rate swaps:  Woodward holds cross currency interest rate swaps, which are accounted for at fair value.  The swaps are included in “Other liabilities” in the Condensed Consolidated Balance Sheets.  The fair values of

Woodward’s cross currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors.

Accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2018		At September 30, 2017
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$14,523	$14,475	$15,848	$14,507
Investments in short-term time deposits	2	103	104	8,227	8,223
Liabilities:
Long-term debt	2	$(1,203,413)	$(1,214,246)	$(592,317)	$(582,080)

In fiscal years 2014 and 2013, Woodward received long-term notes from municipalities within the states of Illinois and Colorado in connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.8% at June 30, 2018 and 2.6% at September 30, 2017.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits was 5.3% at September 30, 2017.  There were no investments in short-term time deposits as of June 30, 2018.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 3.5% at June 30, 2018 and 2.4% at September 30, 2017.

Note 7.  Derivative instruments and hedging activities

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

Derivative instruments not designated or qualifying as hedging instruments

On April 18, 2018, the Company entered into a  Forward Option at a cost of $5,543 whereby, on May 30, 2018, the Company had the ability to exercise its option to purchase €490,000 on June 1, 2018 using U.S. dollars at a fixed exchange rate of 1.2432.    The Forward Option was entered into to manage the Company’s exposure to fluctuations in the Euro prior to the anticipated close of the L’Orange Agreement.   The Company did not enter into the Forward Option for trading or speculative purposes.    As the spot rate was below 1.2432 on May 30, 2018, the Company elected not to exercise the option and a loss of $5,543 was recognized on the Forward Option in “other (income) expense, net” in the Condensed Consolidated Statements of Earnings in the three and nine-months ended June 30, 2018.  The Forward Option expired on June 1, 2018.

In May 2018, Woodward entered into cross currency interest rate swap agreements that synthetically convert $167,420 of floating-rate debt under Woodward’s existing revolving credit agreement to Euro denominated floating-rate debt in conjunction with the L’Orange acquisition (the “Floating-Rate Cross Currency Swap”).   Also in May 2018, Woodward entered into cross currency interest rate swap agreements that synthetically convert an aggregate principal amount of $400,000 of fixed-rate debt associated with the 2018 Note Purchase Agreement (as defined at Note 14, Credit facilities short-term borrowings and long-term debt) to Euro denominated fixed-rate debt (the “Fixed-Rate Cross Currency Swaps”).  The cross currency interest rate swaps, which effectively reduce the interest rate on the underlying fixed and floating-rate debt under the 2018 Notes and Woodward’s existing revolving credit agreement, respectively, is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.

Derivatives instruments in fair value hedging relationships

Concurrent with the entry into the Floating-Rate Cross Currency Swap, a corresponding Euro denominated intercompany loan receivable with identical terms and notional amount as the underlying Euro denominated floating-rate debt, with a reciprocal cross currency interest rate swap, was entered into by Woodward Barbados Financing SRL (“Barbados”), a wholly owned subsidiary of Woodward, and is designated as a fair value hedge under the criteria prescribed in ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the Euro denominated intercompany loan.

Only the change in the fair value related to the cross currency basis spread, or excluded component, of the derivative instrument is recognized in accumulated OCI.  The remaining change in the fair value of the derivative instrument is recognized in foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Condensed Consolidated Statements of Earnings.  The change in the fair value of the derivative instrument in foreign currency transaction gain or loss offsets the change in the spot remeasurement of the intercompany Euro denominated loan.  Hedge effectiveness is assessed based on the fair value changes of the derivative instrument, after excluding any fair value changes related to the cross currency basis spread.  The initial cost of the cross currency basis spread is recorded in earnings each period through the swap accrual process.  There is no credit-risk-related contingent features associated with the floating-rate cross currency interest rate swap.

Derivative instruments in cash flow hedging relationships

In conjunction with the entry into the Fixed-Rate Cross Currency Swaps, five corresponding intercompany loans receivable, with identical terms and amounts of each tranche of the underlying aggregate principal amount of $400,000 of fixed-rate debt, and reciprocal cross currency interest rate swaps were entered into by Woodward Barbados, which are designated as cash flow hedges under the criteria prescribed in ASC 815.  The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the Euro denominated intercompany loans over a fifteen year period.

Changes in the fair values of the derivative instruments are recognized in accumulated OCI and reclassified to foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Condensed Consolidated Statements of Earnings.  Reclassifications out of accumulated OCI of the change in fair value occur each reporting period based upon changes in the spot rate remeasurement of the Euro denominated intercompany loans, including associated interest.  Hedge effectiveness is assessed based on the fair value changes of the derivative instruments and deemed to be highly effective in offsetting exposure to variability in foreign exchange rates.  There are no credit-risk-related contingent features associated with these cross currency interest rate swaps.

In June 2013, in connection with Woodward’s expected refinancing of current maturities on its then existing long-term debt, Woodward entered into a treasury lock agreement with a notional amount of $25,000 that qualified as a cash flow hedge under ASC 815.  The objective of this derivative instrument was to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven-year period related to the future principal and interest payments on a portion of anticipated future debt issuances.  The treasury lock agreement was terminated in August 2013 and the resulting gain of $507 was recorded as a reduction to accumulated OCI and is being recognized as a decrease to interest

expense over a seven-year period.    Woodward expects to reclassify $72 of net unrecognized gains on terminated derivative instruments from accumulated OCI to earnings during the next twelve months.

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  On the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange gains of $2,559 for the three-months and $548 for the nine-months ended June 30, 2018, compared to net foreign exchange losses of $880 for the three-months and $3,030 for the nine-months ended June 30, 2017.

In July 2016, Woodward designated an intercompany loan of 160,000 renminbi between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  Related to the intercompany loan, net unrealized foreign exchange losses of $283 for the three-months and net unrealized foreign exchange gains of $452 for the nine-months ended June 30, 2017 are included in foreign currency translation adjustments within total comprehensive (losses) earnings.  The intercompany loan was repaid in July 2017.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the impact of derivative instruments designated as qualifying hedging instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ended June 30, 2018			Three-Months Ended June 30, 2017
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$1,467	$1,835	$1,467	$-	$-	$-
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	3,506	21,823	3,506	-	-	-
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	-	(18)	(18)	-	(18)
		$4,955	$23,658	$4,955	$(18)	$-	$(18)

		Nine-Months Ended June 30, 2018			Nine-Months Ended June 30, 2017
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$1,467	$1,835	$1,467	$-	$-	$-
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	3,506	21,823	3,506	-	-	-
Treasury lock agreement designated as cash flow hedge	Interest expense	(54)	-	(54)	(54)	-	(54)
		$4,919	$23,658	$4,919	$(54)	$-	$(54)

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI were net losses of $18,521 as of June 30, 2018 and net gains of $218 as of September 30, 2017.

Note 8.  Supplemental statement of cash flows information

	Nine-Months Ended June 30,
	2018	2017
Interest paid, net of amounts capitalized	$24,966	$24,879
Income taxes paid	31,443	29,807
Income tax refunds received	1,760	158
Non-cash activities:
Purchases of property, plant and equipment on account	8,438	12,252
Common shares issued from treasury to settle employee liabilities	-	1,767
Common shares issued from treasury to settle benefit obligations (Note 19)	14,741	14,014
Cashless exercise of stock options	-	1,473

Note 9.  Accounts receivable

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

Consistent with common business practice in China, Woodward’s Chinese subsidiaries accept from Chinese customers, in settlement of certain customer accounts receivable, bankers’ acceptance notes issued by Chinese banks that are believed to be creditworthy.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is Woodward’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  The issuing financial institution is the obligor, not Woodward’s customers.  Upon Woodward’s acceptance of a banker’s acceptance note from a customer, such customer has no further obligation to pay Woodward for the related accounts receivable balance.  Woodward only accepts bankers’ acceptance notes issued by banks that are believed to be creditworthy and to which the credit risks associated with the bankers’ acceptance notes are believed to be minimal.

The composition of Woodward’s accounts receivable at June 30, 2018 and September 30, 2017 follows:

	June 30,	September 30,
	2018	2017
Accounts receivable from:
Customers	$362,459	$367,715
Other (Chinese financial institutions)	27,319	38,243
Allowance for uncollectible customer amounts	(3,668)	(3,776)
	$386,110	$402,182

Note 10.  Inventories

	June 30,	September 30,
	2018	2017
Raw materials	$86,677	$59,034
Work in progress	135,518	103,790
Component parts (1)	301,257	262,755
Finished goods	65,988	47,926
	$589,440	$473,505
(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 11.  Property, plant, and equipment

	June 30,	September 30,
	2018	2017
Land and land improvements	$92,934	$88,326
Buildings and building improvements	564,366	514,453
Leasehold improvements	17,827	16,142
Machinery and production equipment	654,495	543,641
Computer equipment and software	123,705	124,723
Office furniture and equipment	27,567	24,308
Other	19,326	19,393
Construction in progress	87,620	111,910
	1,587,840	1,442,896
Less accumulated depreciation	(543,807)	(520,853)
Property, plant, and equipment, net	$1,044,033	$922,043

In the second quarter of fiscal year 2018, the Company announced its decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.  The Company has identified assets held for sale with a carrying value of $8,853 at June 30, 2018, the majority of which are included in “Land and land improvements” and “Buildings and buildings improvements” which relate to the land, building and building improvements, and other assets at the Duarte facility.  The assets held for sale are included in the Company’s Aerospace segment.  The Company had no assets held for sale recorded as of September 30, 2017.  The carrying value of the remaining assets at the Duarte facility was approximately $3,400 as of June 30, 2018, of which the Company has identified approximately $500 that is planned to be disposed of as a result of the relocation.

The Company assessed whether the decision to relocate from its Duarte facility could indicate a potential impairment of the assets at the Duarte facility and concluded that the assets were not impaired as of June 30, 2018.

Included in “Office furniture and equipment” and “Other” is $1,676 at June 30, 2018 and $1,653 at September 30, 2017, of gross assets acquired on capital leases, and accumulated depreciation included $1,081 at June 30, 2018 and $739 at September 30, 2017 of amortization associated with the capital lease assets.

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

Included in “Construction in progress” are costs of $30,198 at June 30, 2018 and $49,347 at September 30, 2017 associated with new equipment purchases for the greater-Rockford, Illinois campus and costs of $2,618 at June 30, 2018 and $15,584 at September 30, 2017 associated with the renovation of the Drake Campus.

For the three and nine-months ended June 30, 2018 and 2017, Woodward had depreciation expense as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation expense	$17,695	$14,141	$48,276	$40,259

For the three and nine-months ended June 30, 2018 and 2017, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Capitalized interest	$607	$567	$1,841	$1,521

Note 12.  Goodwill

	September 30, 2017	Additions	Effects of Foreign Currency Translation	June 30, 2018
Aerospace	$455,423	$-	$-	$455,423
Industrial	101,122	269,433	948	371,503
Consolidated	$556,545	$269,433	$948	$826,926

On June 1, 2018, Woodward completed the acquisition of L’Orange (see Note 4, Business acquisition), which resulted in the recognition of $269,433 in goodwill in the Company’s Industrial segment.

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, or at any time there is an indication goodwill is more-likely-than-not impaired, commonly referred to as triggering events.  There have been no such triggering events during any of the periods presented and Woodward’s fourth quarter of fiscal year 2017 impairment test resulted in no impairment.

Note 13.  Intangible assets, net

	June 30, 2018			September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(162,692)	$118,991	$282,225	$(151,155)	$131,070
Industrial	422,948	(35,198)	387,750	40,962	(34,407)	6,555
Total	$704,631	$(197,890)	$506,741	$323,187	$(185,562)	$137,625

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,480	(18,527)	953	19,422	(18,196)	1,226
Total	$19,480	$(18,527)	$953	$19,422	$(18,196)	$1,226

Process technology:
Aerospace	$76,372	$(53,377)	$22,995	$76,605	$(49,124)	$27,481
Industrial	95,217	(19,139)	76,078	22,950	(17,756)	5,194
Total	$171,589	$(72,516)	$99,073	$99,555	$(66,880)	$32,675

Backlog:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	40,885	(4,579)	36,306	-	-	-
Total	$40,885	$(4,579)	$36,306	$-	$-	$-

Other intangibles:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	1,651	(1,211)	440	1,312	(956)	356
Total	$1,651	$(1,211)	$440	$1,312	$(956)	$356

Intangible asset with indefinite life:
Tradename:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	64,248	-	64,248	-	-	-
Total	$64,248	$-	$64,248	$-	$-	$-

Total intangibles:
Aerospace	$358,055	$(216,069)	$141,986	$358,830	$(200,279)	$158,551
Industrial	644,429	(78,654)	565,775	84,646	(71,315)	13,331
Consolidated Total	$1,002,484	$(294,723)	$707,761	$443,476	$(271,594)	$171,882

For the three and nine-months ended June 30, 2018 and 2017, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization expense	$11,360	$6,439	$23,861	$19,328

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2018 (remaining)	$20,097
2019	58,284
2020	42,879
2021	39,994
2022	38,131
Thereafter	444,128
$643,513

Note 14.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $374,574 in principal amount of borrowings outstanding as of June 30, 2018, at an effective interest rate of 2.87%, and $32,600 in principal amount of borrowings outstanding as of September 30, 2017, at an effective interest rate of 2.29%.  As of June 30, 2018, $140,231 of the borrowings under the Revolving Credit Agreement were classified as short-term borrowings based on Woodward’s intent and ability to pay this amount in the next twelve months.  As of September 30, 2017, all of the borrowings under the Revolving Credit Agreement were classified as short-term borrowings.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  As of June 30, 2018, there were borrowings outstanding of $3,769 on Woodward’s foreign lines of credit and foreign overdraft facilities.   There were no borrowings outstanding as of September 30, 2017.

Long-term debt

	June 30,	September 30,
	2018	2017
Long-term portion of revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020; unsecured	$234,343	$-
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 2026; unsecured	46,726	47,270
Series N notes – 1.31% due September 2028; unsecured	89,947	90,995
Series O notes – 1.57% due September 2031; unsecured	50,230	50,815
Series P notes – 4.27% due May 2025; unsecured	85,000	-
Series Q notes – 4.35% due May 2027; unsecured	85,000	-
Series R notes – 4.41% due May 2029; unsecured	75,000	-
Series S notes – 4.46% due May 2030; unsecured	75,000	-
Series T notes – 4.61% due May 2033; unsecured	80,000	-
Unamortized debt issuance costs	(2,850)	(1,794)
Total long-term debt	1,211,396	580,286
Less: Current portion of long-term debt	-	-
Long-term debt, less current portion	$1,211,396	$580,286

The Notes

In October 2008, Woodward entered into a note purchase agreement relating to the Series D Notes.  In April 2009, Woodward entered into a note purchase agreement relating to the Series F Notes.  The Series D Notes mature and are payable in October 2018, and the Series F Notes mature and are payable in April 2019.  As of June 30, 2018, the entire amount of debt under the Series D Notes and Series F Notes has been classified as long-term based on Woodward’s intent and ability to refinance this debt prior to maturity using cash proceeds from its existing revolving credit facility which, in turn, is expected to be repaid beyond the next twelve months.

On October 1, 2013, Woodward entered into a note purchase agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.  Woodward issued the Series G, H and I Notes (the “First Closing Notes”) on October 1, 2013.  Woodward issued the Series J, K and L Notes (the “Second Closing Notes”) on November 15, 2013.

On September 23, 2016, Woodward and the BV Subsidiary each entered into note purchase agreements relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 Series M Notes.  The BV Subsidiary issued (a) €77,000 aggregate principal amount of the BV Subsidiary’s Series N Senior Notes (the “Series N Notes”) and (b) €43,000 aggregate principal amount of the BV Subsidiary’s Series O Senior Notes (the “Series O Notes” and together with the Series M Notes and the Series N Notes, the “2016 Notes,”) and, together with the Series D Notes, the Series F Notes, the First Closing Notes and the Second Closing Notes, collectively, the “Existing Notes”).

On May 31, 2018, Woodward entered into a note purchase agreement (the “2018 Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $400,000 of senior unsecured notes comprised of (a) $85,000 aggregate principal amount of its Series P Senior Notes due May 30, 2025 and bearing interest at a rate of 4.27% per annum (the “Series P Notes”), (b) $85,000 aggregate principal amount of its Series Q Senior Notes due May 30, 2027 and bearing interest at a rate of 4.35% per annum (the “Series Q Notes”), (c) $75,000 aggregate principal amount of its Series R Senior Notes due May 30, 2029 and bearing interest at a rate of 4.41% per annum (the “Series R Notes”), (d) $75,000 aggregate principal amount of its Series S Senior Notes due May 30, 2030 and bearing interest at a rate of 4.46% per annum (the “Series S Notes”), and (e) $80,000 aggregate principal amount of its Series T Senior Notes due May 30, 2033 and bearing interest at a rate of 4.61% per annum (the “Series T Notes”; together with the Series P Notes, the Series Q Notes, the Series R

Notes, and the Series S Notes, the “2018 Notes” and; together with the Existing Notes, the “Notes”), in a series of private placement transactions.

In connection with the issuance of the 2018 Notes, the Company entered into cross currency swap transactions in respect of each tranche of the 2018 Notes, which effectively reduced the interest rates on the Series P Notes to 1.82% per annum, the Series Q Notes to 2.15% per annum, the Series R Notes to 2.42% per annum, the Series S Notes to 2.55% per annum and the Series T Notes to 2.90% per annum (see Note 7, Derivative instruments and hedging activities).

The Company’s obligations under the 2018 Note Purchase Agreement and the 2018 Notes will rank at all times at least pari passu, without preference or priority, with the Existing Notes and the Company’s outstanding debt under the Revolving Credit Agreement.

The 2018 Note Purchase Agreement contains restrictive covenants customary for such financings, including, among other things, covenants that place limits on the Company’s ability to incur liens on assets, incur additional debt (including a leverage test), transfer or sell the Company’s assets, merge or consolidate with other persons and enter into material transactions with affiliates.  The 2018 Note Purchase Agreement also contains financial covenants which require Woodward to maintain a specified leverage ratio of net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and a minimum consolidated net worth, which are, in each case, consistent with financial covenants set forth in the Existing Notes.

The 2018 Note Purchase Agreement also contains events of default customary for such financings, the occurrence of which would permit the holders of the 2018 Notes to accelerate the amounts due thereunder.  In the event of default, the interest rate accruing on each of the 2018 Notes would increase by 2.00%.

The Company’s payment and performance obligations under the 2018 Note Purchase Agreement and the 2018 Notes, including without limitation the obligations for payment of all principal, interest and any applicable prepayment compensation amount on the 2018 Notes, are guaranteed by Woodward FST, Inc., MPC Products Corporation and Woodward HRT, Inc., each a wholly owned subsidiary of the Company.

The Company, at its option, is permitted at any time to prepay all or any part of the then-outstanding principal amount of any series of the 2018 Notes at 100% of the principal amount of the series of 2018 Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of prepayment, plus any applicable prepayment compensation amount and, if any holder of the Notes has entered into a cross currency swap agreement in respect of the note held by such holder, certain losses (if any) incurred by such holder under such cross currency swap agreement as a result of such prepayment.

Interest on the Series D Notes, the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the Series F Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the 2016 Notes is payable semi-annually on March 23 and September 23 of each year, until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of June 30, 2018, the Series J Notes bore interest at an effective rate of 3.58%.  Commencing on November 30, 2018, interest on the 2018 Notes is payable semi-annually on May 30 and November 30 of each year until all principal is paid.

Debt Issuance Costs

Unamortized debt issuance costs associated with the Notes of $2,850 as of June 30, 2018 and $1,794 as of September 30, 2017 were recorded as a reduction in “Long-term debt, less current portion” in the Condensed Consolidated Balance Sheets.  Unamortized debt issuance costs of $1,603 associated with the Revolving Credit Agreement as of June 30, 2018 and $2,259 as of September 30, 2017 were recorded as “Other assets” in the Condensed Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 15.  Accrued liabilities

	June 30,	September 30,
	2018	2017
Salaries and other member benefits	$63,743	$91,285
Warranties	19,802	13,597
Interest payable	8,856	9,626
Current portion of acquired performance obligations and unfavorable contracts (1)	1,627	1,627
Accrued retirement benefits	3,529	2,413
Current portion of loss reserve on contractual lease commitments	1,245	1,343
Current portion of deferred income from JV formation (Note 5)	6,414	6,451
Deferred revenues	2,689	4,625
Restructuring charges	16,574	-
Taxes, other than income	18,012	14,401
Other	19,720	9,704
	$162,211	$155,072

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

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2018	2017	2018	2017
Warranties, beginning of period	$13,283	$15,041	$13,597	$15,993
Increases due to acquisition of L'Orange	6,045	-	6,045	-
Expense, net of recoveries	2,696	2,746	3,000	6,808
Reductions for settling warranties	(1,838)	(3,746)	(2,670)	(8,528)
Foreign currency exchange rate changes	(384)	257	(170)	25
Warranties, end of period	$19,802	$14,298	$19,802	$14,298

Loss reserve on contractual lease commitments

In connection with the construction of a new production facility in Niles, Illinois, Woodward vacated a leased facility in Skokie, Illinois and recognized a loss reserve against the estimated remaining contractual lease commitments, less anticipated sublease income.  Changes in the loss reserve were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2018	2017	2018	2017
Loss reserve on contractual lease commitments, beginning of period	$4,478	$8,395	$5,270	$9,242
Payments, net of sublease income	(267)	(382)	(1,059)	(1,229)
Non-cash adjustments	-	(2,322)	-	(2,322)
Loss reserve on contractual lease commitments, end of period	$4,211	$5,691	$4,211	$5,691

Other liabilities included $2,966 and $3,927 of accrued loss reserve on contractual lease commitments as of June 30, 2018 and September 30, 2017, respectively, which are not expected to be settled or paid within twelve months of the respective balance sheet date.

Restructuring charges

In the second quarter of fiscal year 2018, the Company recorded restructuring charges totaling $17,013, the majority of which relate to the Company’s decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.  The Duarte facility, which manufactures thrust reverser actuation systems, is part of the Company’s Aerospace segment.  The remaining restructuring charges recognized during the first nine months of fiscal year 2018 consist of workforce management costs related to aligning the Company’s industrial turbomachinery business, which is part of the Company’s Industrial segment, with current market conditions.  All of the restructuring charges recorded in the second quarter and first nine months of fiscal year 2018 were recorded as nonsegment expenses and are expected to be paid within one year of the balance sheet date.

The summary of activity in accrued restructuring charges during the nine-months ended June 30, 2018 is as follows:

		Period Activity
	Balances as of October 1, 2017	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balances as of June 30, 2018
Workforce management costs associated with:
Duarte plant relocation	$-	$12,504	$-	$-	$12,504
Industrial turbomachinery business realignment	-	4,509	(439)	-	4,070
Total	$-	$17,013	$(439)	$-	$16,574

In addition to the restructuring charges recognized in the first nine months of fiscal year 2018, the Company anticipates incurring additional costs associated with the relocation from Duarte to the Drake campus such as expenses associated with equipment relocation, employee training, accelerated depreciation, and increased labor expenses over the coming year.  The Company anticipates these additional expenses will vary by quarter, but are expected to be approximately $12,000 in total.  Although the Company plans to sell the Duarte facility’s land, building and building improvements, it is currently still occupying the Duarte facility and has recorded these as assets held for sale as of June 30, 2018 (see Note 11, Property, plant and equipment).

Note 16.  Other liabilities

	June 30,	September 30,
	2018	2017
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$92,075	$52,211
Noncurrent portion of deferred income from JV formation (1)	237,724	236,896
Total unrecognized tax benefits	9,910	20,949
Noncurrent income taxes payable (2)	23,920	-
Acquired unfavorable contracts (3)	591	2,076
Deferred economic incentives (4)	13,422	14,574
Loss reserve on contractual lease commitments (5)	2,966	3,927
Cross currency swap derivative liability (6)	23,527	-
Other	12,363	14,165
	$416,498	$344,798

(1)	See Note 5, Joint venture for more information on the deferred income from JV formation.
(2)	See Note 18, Income taxes for more information on the noncurrent income taxes payable.
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

(5)	See Note 15, Accrued liabilities for more information on the loss reserve on contractual lease commitments.
(6)	See Note 6, Financial instruments and fair value measurements for more information on the cross currency swap derivative liability.

Note 17.  Other expense (income), net

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Equity interest in the (earnings) losses of the JV (Note 5)	$(738)	$432	$(2,340)	$(634)
Net (gain) loss on sales of assets	50	64	(404)	(3,598)
Rent income	(28)	(53)	(99)	(196)
Net gain on investments in deferred compensation program	(257)	(523)	(957)	(1,252)
Loss on forward option derivative instrument (Note 7)	5,543	-	5,543	-
Other	(373)	(370)	(731)	(673)
	$4,197	$(450)	$1,012	$(6,353)

Note 18.  Income taxes

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

•

The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur.  The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs.  Enactment of the Tax Act during December 2017 resulted in a provisional discrete net charge to Woodward’s income tax expense in the amount of $14,778, which was recorded in the first quarter of fiscal year 2018.  The discrete net charge was increased by $3,671 in the three months ended June 30, 2018 resulting in a net discrete impact from the Tax Act of $18,449 in the nine-months ended June 30, 2018.

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

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018 (the “Effective Date”).  When a U.S. federal tax rate change occurs during a taxpayer’s fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment.  As a result of the Tax Act, Woodward has calculated a U.S. federal statutory corporate income tax rate of 24.5% for the fiscal year ending September 30, 2018 and applied this rate in computing the income tax provision for the three and nine-months ended June 30, 2018.  The U.S. federal statutory corporate income tax rate of 24.5% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to Woodward’s 2018 fiscal year prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable to the 2018 fiscal year after the Effective Date.  Woodward expects the U.S. federal statutory rate to be 21% for fiscal years beginning after September 30, 2018.

On December 22, 2017, the SEC issued SAB 118.  SAB 118 expresses views of the SEC regarding ASC 740 in the reporting period that includes the enactment date of the Tax Act.  Subsequent to the issuance of SAB 118, in March 2018, the FASB issued ASU 2018-05, which formally amended ASC 740 for the guidance previously provided by SAB 118.  The SEC staff issuing SAB 118 (the “Staff”) recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein.  The Staff’s view of the enactment of the Tax Act has been developed considering the principles of ASC 805 which addresses the accounting for certain items in a business combination for which the accounting is incomplete upon issuance of the financial statements that include the reporting period in which the business combination occurs.  Specifically, the Staff provides that the accounting guidance in ASC Topic 805 may be analogized to the accounting for impacts of the Tax Act.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year.  For the three and nine-months ended June 30, 2018, Woodward has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2018.  Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.  The Company expects to finalize its assessment of the income tax effects of the Tax Act in the fourth quarter of fiscal year 2018.

Accordingly, Woodward’s income tax provision for the three and nine-months ended June 30, 2018 reflects (i) the current year impacts of the Tax Act on the estimated annual effective tax rate and (ii) discrete items, if any, resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail.  The discrete net charge was increased in the third quarter of fiscal year 2018 as a result of an IRS audit for fiscal years 2014, 2015 and 2016, which concluded during the quarter and resulted in an increase to the beginning fiscal year 2018 net deferred tax assets recorded by Woodward.  The application of the permanent reduction of the U.S. federal corporate income tax rate (enacted by the Tax Act) to the increase in the net deferred tax assets resulted in a net discrete charge of $3,671 recorded in the three months ended June 30, 2018.

Nine-Months Ended
June 30, 2018
Transition tax (provisional)	$26,000
Net impact on U.S. deferred tax assets and liabilities (provisional)	(16,260)
Net changes in deferred tax liability associated with anticipated repatriation taxes (provisional)	5,038
Total provisional discrete impact of the enactment of the Tax Act	14,778
Discrete impact recorded in the three months ended June 30, 2018	3,671
Net discrete impacts of the enactment of the Tax Act	$18,449

Woodward determined that the Transition Tax is provisional because various components of the computation are unknown as of June 30, 2018, including the following significant items: the exchange rates for fiscal year 2018, the actual aggregate foreign cash position and the earnings and profits of the foreign entities as of September 30, 2018, the interpretation and identification of cash positions as of September 30, 2018, and incomplete computations of accumulated earnings and profits balances as of November 2, 2017 and December 31, 2017.  Consistent with provisions allowed under the Tax Act, the $26,000 estimated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019.  As of June 30, 2018, the current portion of the estimated Transition Tax liability in the amount of $2,080 has been included in “Income taxes receivable, net,” and the noncurrent portion in the amount of $23,920 has been included in “Other liabilities” in the Condensed Consolidated Balance Sheets.

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

Woodward continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on Woodward, which are not effective until fiscal year 2019.  Woodward has not recorded any impact associated with either GILTI or BEAT in the tax rate as of the third quarter of fiscal year 2018.

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Earnings before income taxes	$54,417	$68,687	$140,551	$165,982
Income tax expense	5,300	15,061	34,685	27,703
Effective tax rate	9.7%	21.9%	24.7%	16.7%

The decrease in the year-over-year effective tax rate for the three-months ended June 30, 2018 is primarily attributable to the benefits of the current year effect of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act on the estimated annual effective tax rate, a higher favorable adjustment for the net excess income tax benefits from stock-based compensation compared to the prior fiscal year third quarter, and higher favorable resolutions of tax matters in the current quarter compared to the same quarter last year.  This combined benefit was partially offset by the resolution of the fiscal year 2014, 2015, and 2016 IRS audits in the third quarter of fiscal year 2018, which resulted in an additional provisional discrete income tax expense of $3,671 recorded in the quarter in connection with the Tax Act.

The increase in the effective tax rate for the nine-months ended June 30, 2018 compared to the nine-months ended June 30, 2017 is primarily attributable to the $18,449 net unfavorable impact in the period resulting from the enactment of the Tax Act.  Additionally, the benefit from the repatriation to the U.S. of certain net foreign profits and losses was higher in the nine-months ended June 30, 2017 compared to the nine-months ended June 30, 2018.  These increases were partially offset by higher favorable resolutions of tax matters in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017, as well as the current year effect of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act on the estimated annual effective tax rate.

Gross unrecognized tax benefits were $9,710 as of June 30, 2018, and $20,132 as of September 30, 2017.  Included in the balance of unrecognized tax benefits were $2,741 as of June 30, 2018 and $9,677 as of September 30, 2017 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by as much as $84 in the next twelve months due to the completion of reviews by tax authorities, lapses of statutes, and the settlement of tax positions.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $255 as of June 30, 2018 and $1,123 as of September 30, 2017.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  Fiscal years remaining open to examination in significant foreign jurisdictions include 2008 and thereafter.  Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2017 and thereafter.  Woodward has concluded U.S. federal income tax examinations through fiscal year 2016.  Woodward is generally subject to U.S. state income tax examinations for fiscal years 2013 and the periods thereafter.

Note 19.  Retirement benefits

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 202 shares of common stock for a value of $14,741 in the second quarter of fiscal year 2018, and 199 total shares of common stock for a value of $14,014 in the second quarter of fiscal year 2017.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Company costs	$8,262	$8,039	$24,858	$23,790

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired employees in the United States, the United Kingdom, Japan and, as a result of the acquisition of L’Orange, Germany.  Woodward also provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits.  Postretirement medical benefits are provided to certain current and retired employees and their covered dependents and beneficiaries in the United States and the United Kingdom.  Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current employees.  A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

In connection with the acquisition of L’Orange on June 1, 2018, Woodward assumed the unfunded defined benefit pension obligations of the L’Orange defined benefit pension plans (the “L’Orange Pension Plans”).  Woodward’s assumption of the liability associated with the L’Orange Pension Plans was part of the total consideration paid by Woodward to acquire L’Orange and thus reduced Woodward’s cash payment for the transaction.  Woodward has completed its valuation of the defined benefit pension obligations associated with the L’Orange Pension Plans and determined the value of the associated unfunded obligation was $38,998, of which $1,143 was considered current as of the June 1, 2018 acquisition date.  The L’Orange Pension Plans had expenses of $168 and Woodward made $54 of contributions to the L’Orange Pension Plans during the three and nine-months ended June 30, 2018.  Similar to Woodward’s other defined benefit plans and other postretirement benefit plans, a September 30 measurement date will be utilized to value the plan obligations of the L’Orange Pension Plans going forward.  The L’Orange Pension Plans are unfunded.

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

During the third quarter of fiscal year 2016, Woodward opened a lump-sum buy-out window, which closed in the fourth quarter of fiscal year 2016 and was fully settled during the first quarter of fiscal year 2017, for certain former U.S. employees and/or their dependents eligible to receive postretirement defined benefit pension payments for past employment services to the Company.  Eligible pension plan participants were provided the opportunity to elect to receive a one-time lump-sum payment or an immediate annuity in lieu of future pension benefit payments.  Pension benefit payments paid from available pension plan assets under the lump-sum buy-out options were $670 during the first nine months of fiscal year 2017.  Woodward made no further pension benefit payments under the lump-sum buy-out options.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended June 30,
	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Service cost	$410	$419	$283	$192	$693	$611
Interest cost	1,501	1,439	386	305	1,887	1,744
Expected return on plan assets	(2,904)	(2,632)	(703)	(656)	(3,607)	(3,288)
Amortization of:
Net actuarial loss	150	464	74	130	224	594
Prior service cost	177	95	-	-	177	95
Net periodic retirement pension (benefit) cost	$(666)	$(215)	$40	$(29)	$(626)	$(244)
Contributions paid	$-	$-	$227	$99	$227	$99

	Nine-Months Ended June 30,
	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Service cost	$1,232	$1,256	$606	$571	$1,838	$1,827
Interest cost	4,503	4,318	1,059	897	5,562	5,215
Expected return on plan assets	(8,711)	(7,897)	(2,106)	(1,935)	(10,817)	(9,832)
Amortization of:
Net actuarial loss	449	1,391	221	383	670	1,774
Prior service cost	532	287	-	-	532	287
Net periodic retirement pension benefit	$(1,995)	$(645)	$(220)	$(84)	$(2,215)	$(729)
Contributions paid	$-	$-	$658	$565	$658	$565

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$1	$4	$5	$11
Interest cost	291	311	874	933
Amortization of:
Net actuarial loss	24	50	72	151
Prior service benefit	(40)	(40)	(119)	(119)
Curtailment gain	-	-	(330)	-
Net periodic other postretirement cost	$276	$325	$502	$976
Contributions paid	$595	$592	$1,830	$2,011

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

Retirement pension benefits:
United States	$-
United Kingdom	155
Japan	-
Germany	329
Other postretirement benefits	2,041

Multiemployer defined benefit plans

Woodward operates multiemployer defined benefit plans for certain employees in both the Netherlands and Japan.  The amounts of contributions associated with the multiemployer defined benefit plans were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Company contributions	$86	$73	$253	$220

Note 20.  Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, Woodward’s board of directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019 (the “2017 Authorization”).  In the first nine-months of fiscal year 2017, Woodward purchased, under the 2017 Authorization, 886 shares of its common stock for $61,229, of which 350 shares were purchased pursuant to a 10b5-1 plan and 536 shares were purchased pursuant to a 10b-18 plan.  Woodward repurchased no common stock under the 2017 Authorization in the first nine-months of fiscal year 2018.

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

Under the 2017 Plan, there were approximately 1,300 shares of Woodward’s common stock available for future grants as of June 30, 2018.

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

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018			2017
Weighted-average exercise price per share	n/a	n/a	$78.91			$62.64
Weighted-average grant date market value of Woodward stock	n/a	n/a	$78.91			$69.45
Expected term (years)	n/a	n/a	6.4	-	8.7	6.0	-	8.7
Estimated volatility	n/a	n/a	29.1%	-	32.7%	31.5%	-	33.7%
Estimated dividend yield	n/a	n/a	0.6%	-	0.8%	0.7%
Risk-free interest rate	n/a	n/a	2.1%	-	2.8%	2.2%	-	2.5%

The following is a summary of the activity for stock option awards during the three and nine-months ended June 30, 2018:

	Three-Months Ended		Nine-Months Ended
	June 30, 2018		June 30, 2018
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,880	$44.62	5,236	$39.58
Options granted	-	n/a	750	78.91
Options exercised	(158)	22.32	(255)	27.81
Options forfeited	(15)	59.97	(24)	58.27
Options, ending balance	5,707	45.20	5,707	45.20

Changes in non-vested stock options during the three and nine-months ended June 30, 2018 were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2018		June 30, 2018
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Options outstanding, beginning balance	2,022	$21.63	2,072	$18.61
Options granted	-	n/a	750	25.66
Options vested	-	n/a	(791)	17.57
Options forfeited	(15)	20.85	(24)	20.45
Options outstanding, ending balance	2,007	21.64	2,007	21.64

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2018 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,707	$45.20	5.8	$182,230
Options vested and exercisable	3,699	36.25	4.5	150,207
Options vested and expected to vest	5,628	44.89	5.7	181,384

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

Upon approving the 2017 Plan, Woodward’s board of directors delegated authority to administer the 2017 Plan to the compensation committee of the board, including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  The compensation committee approved issuance of options in the first quarter of fiscal year 2017 under the 2017 Plan, with an award date of October 3, 2016 conditional upon and subject to approval of the 2017 Plan by the stockholders.  The stock options conditionally awarded under the 2017 Plan were not granted or outstanding for accounting purposes prior to stockholder approval of the 2017 Plan, and as such no stock-based compensation expense related to such awards was recognized on these stock options, during the three-months ended December 31, 2016, but rather the expense was recognized in the three-months ended March 31, 2017.  Options granted in the three-months ended December 31, 2017 were not conditionally granted and, therefore, stock-based compensation expense related to those awards was recognized during the three-months ended December 31, 2017.  Total stock-based compensation expense was $1,858 for the three-months and $16,292 for the nine-months ended June 30, 2018, and $1,817 for the three-months and $15,580 for the nine-months ended June 30, 2017.

At June 30, 2018, there was approximately $10,938 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Note 21.  Commitments and contingencies

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

Note 22.  Segment information

Woodward serves the aerospace and industrial markets through its two reportable segments - Aerospace and Industrial.  When appropriate, Woodward’s reportable segments are aggregations of Woodward’s operating segments.  Woodward uses operating segment information internally to manage its business, including the assessment of operating segment performance and decisions for the allocation of resources between operating segments.  L’Orange has been included in Woodward’s Industrial segment results since the Closing.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Segment external net sales:
Aerospace	$404,612	$355,992	$1,096,860	$943,198
Industrial	183,505	192,630	509,654	548,699
Total consolidated net sales	$588,117	$548,622	$1,606,514	$1,491,897
Segment earnings:
Aerospace	$82,199	$67,173	$198,721	$172,277
Industrial	10,450	20,870	40,031	55,957
Nonsegment expenses	(30,696)	(12,945)	(78,062)	(43,090)
Interest expense, net	(7,536)	(6,411)	(20,139)	(19,162)
Consolidated earnings before income taxes	$54,417	$68,687	$140,551	$165,982
(1)	Nonsegment expenses for the nine-months ended June 30, 2018 includes restructuring charges of $17,013. See Note 15, Accrued liabilities for further details.

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets by segment follows:

	June 30, 2018	September 30, 2017
Segment assets:
Aerospace	$1,744,825	$1,722,789
Industrial	1,677,724	695,264
Unallocated corporate property, plant and equipment, net	126,537	104,755
Other unallocated assets	254,978	234,301
Consolidated total assets	$3,804,064	$2,757,109

Note 23.  Subsequent event

On July 31, 2018, Woodward’s Board of Directors declared a quarterly cash dividend of $0.1425 per share, payable on September 4, 2018, to stockholders of record as of August 21, 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•	plans and expectations related to our acquisition of L’Orange GmbH and its affiliate, Fluid Mechanics LLC, and their related operations in Germany, the United States and China;
•	future sales, earnings, cash flow, uses of cash, and other measures of financial performance;
•	trends in our business and the markets in which we operate, including expectations in those markets in future periods;
•	our expected expenses in future periods and trends in such expenses over time;
•	descriptions of our plans and expectations for future operations;
•	plans and expectations relating to the performance of our joint venture with General Electric Company;
•	investments in new campuses, business sites and related business developments;
•	the effect of economic trends or growth;
•	the expected levels of activity in particular industries or markets and the effects of changes in those levels;
•	the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;
•	the research, development, production, and support of new products and services;
•	new business opportunities;
•	restructuring and alignment costs and savings;
•	our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;
•	our liquidity, including our ability to meet capital spending requirements and operations;
•	future repurchases of common stock;
•	future levels of indebtedness and capital spending;
•	the stability of financial institutions, including those lending to us;
•	pension and other postretirement plan assumptions and future contributions; and
•	our tax rate and other effects of the changes to U.S. federal tax law.

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

•	industry risks, including changes in commodity prices for oil, natural gas, and other minerals, unforeseen events that may reduce commercial aviation, and changing emissions standards;
•	possible information systems interruptions or intrusions, which may adversely affect our operations;
•	certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company; and
•	risks associated with integration of our acquisitions and successful completion of divestitures.

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

OVERVIEW

Recent Developments

On April 8, 2018, we entered into a Share Purchase Agreement (the “L’Orange Agreement”) with MTU Friedrichshafen GmbH (“MTU”) and MTU America Inc. (together with MTU, the “Sellers”), both of which were subsidiaries of Rolls-Royce PLC (“Rolls-Royce”).  Pursuant to the L’Orange Agreement, we agreed to acquire all of the outstanding shares of stock of L’Orange GmbH, together with its wholly-owned subsidiaries in China and Germany, as well as all of the outstanding equity interests of its affiliate, Fluid Mechanics LLC, and their related operations (collectively, “L’Orange”), for total consideration (including cash consideration and the assumption of certain liabilities) of €700,000, or approximately $811,000 (the “L’Orange Acquisition”).  The L’Orange Acquisition closed on June 1, 2018 (the “Closing”) and L’Orange became a wholly-owned subsidiary of the Company.

L’Orange is a supplier of fuel injection systems for industrial diesel, heavy fuel oil and dual-fuel engines.  L’Orange supplies fuel injection technology for engines that power a wide range of industrial applications including marine power and propulsion systems, special-application vehicles, locomotives, oil and gas processing, and power generation.  L’Orange serves many large specialist diesel engine manufacturers, including Rolls-Royce Power Systems’ subsidiaries, MTU and Bergen Engines, and other low to high speed engine builders.  L’Orange, which was renamed Woodward L’Orange, has been integrated into the Company’s Industrial segment.

In connection with the Closing, MTU and a subsidiary of Rolls-Royce, and L’Orange, entered into a long-term supply agreement, dated June 1, 2018 (the “LTSA”).  Pursuant to the terms of the LTSA, L’Orange will continue to supply to MTU and its affiliates within Rolls-Royce certain liquid fuel injection systems, injectors, pumps and other associated parts and components for industrial diesel, heavy fuel oil and dual-fuel engines in a manner consistent with the supply of such products prior to the transaction.  The LTSA has an initial term that extends through December 31, 2032.  During the term of the LTSA, MTU is required to continue to purchase certain of these products exclusively from L’Orange, subject to certain limitations specified therein, at pricing that has been negotiated at arms-length.

Financial information for L’Orange is reflected in our financial statements from the date of Closing, June 1, 2018.  As a result of this acquisition, a comparison of results for the three and nine-months ended June 30, 2018 to the three and nine-months ended June 30, 2017 may not be particularly meaningful.  References to “organic” sales relate to net sales of Woodward businesses excluding the L’Orange Acquisition.

Operational Highlights

Quarter to Date Highlights

Net sales for the third quarter of fiscal year 2018 were $588,117, an increase of 7.2% from $548,622 in the third quarter of fiscal year 2017.  Organic net sales for the third quarter of fiscal year 2018, which excludes $24,878 of net sales attributable to L’Orange, were $563,239, an increase of 2.7% compared to reported net sales for the third quarter of fiscal year 2017.  Foreign currency exchange rates had a favorable impact of $5,771 on net sales for the third quarter of fiscal year 2018.  Aerospace segment sales for the third quarter of fiscal year 2018 were up 13.7% to $404,612, compared to $355,992 for the third quarter of the prior fiscal year.  Industrial segment sales for the third quarter of fiscal year 2018 were down 4.7% to $183,505, compared to $192,630 for the third quarter of the prior fiscal year.  Organic Industrial segment sales, which excludes $24,878 of net sales attributable to L’Orange, were $158,627, down 17.7% compared to the third quarter of the prior year.

Net earnings for the third quarter of fiscal year 2018 were $49,117, or $0.77 per diluted share, compared to $53,626, or $0.85 per diluted share, for the third quarter of fiscal year 2017.  Adjusted net earnings for the third quarter of fiscal year 2018 were $71,445, or adjusted earnings per share of $1.12 per diluted share.  Adjusted net earnings represents net earnings excluding, as applicable, (i) restructuring charges, (ii) move costs associated with the relocation of our Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado (“Duarte move related costs”), (iii) the purchase accounting impacts recognized in cost of goods sold related to the revaluation of the L’Orange inventory and the amortization of the backlog intangible, (iv) the L’Orange Acquisition transaction and integration costs, (v) cost associated with an at-the-money-forward option (the “Forward Option”),  (vi) warranty and indemnity insurance costs associated with the acquisition of L’Orange, (vii) German real estate transfer tax costs associated with the acquisition of L’Orange, and (viii) the transition impacts of the change in U.S. federal tax legislation in December 2017.  (Adjusted net earnings and adjusted earnings per share are non-U.S. GAAP financial measures.  A reconciliation of adjusted net earnings and adjusted earnings per share to the closest U.S. GAAP financial measures, net earnings and earnings per share, respectively, can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

The effective tax rate in the third quarter of fiscal year 2018 was 9.7% compared to 21.9% for the third quarter of the prior fiscal year primarily due to the benefits of the current year effect of the U.S. federal corporate tax rate reduction resulting from the enactment of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”) on the estimated annual effective tax rate and favorable resolutions of prior period tax matters.

Earnings before interest and taxes (“EBIT”) for the third quarter of fiscal year 2018 were $61,953, a decrease of 17.5% from $75,098 in the third quarter of fiscal year 2017.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal year 2018 were $91,008 compared to $95,678 for the third quarter of fiscal year 2017.  Adjusted EBIT and adjusted EBITDA for the third quarter of fiscal year 2018 were $88,607 and $113,086, respectively.  Adjusted EBIT and adjusted EBITDA represent EBIT and EBITDA, respectively, in each case adjusted to exclude as applicable, (i) restructuring charges, (ii) Duarte move related costs, (iii) the purchase accounting recognized in cost of goods sold related to the revaluation of the L’Orange inventory and the amortization of the backlog intangible, (iv) the L’Orange Acquisition transaction and integration costs, (v) cost associated with the Forward Option,  (vi) warranty and indemnity insurance costs associated with the acquisition of L’Orange, and (vii) German real estate transfer tax costs associated with the acquisition of L’Orange. (EBIT, adjusted EBIT, EBITDA and adjusted EBITDA are non-U.S. GAAP financial measures.  A reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

Aerospace segment earnings as a percent of segment net sales increased to 20.3% in the third quarter of fiscal year 2018 from 18.9% in the third quarter of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales in the third quarter of fiscal year 2018 decreased to 5.7% from 10.8% in the third quarter of the prior fiscal year.  Adjusted Industrial segment earnings as a percentage of segment net sales were 10.2% for the third quarter of fiscal year 2018.  (Adjusted Industrial segment earnings is a non-U.S. GAAP financial measures.  A reconciliation of adjusted Industrial segment earnings to the closest U.S. GAAP financial measure, Industrial segment earnings can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

   Year to Date Highlights

Net sales for the first nine months of fiscal year 2018 were $1,606,514, an increase of 7.7% from $1,491,897 for the first nine months of the prior fiscal year.  Organic net sales for the first nine months of fiscal year 2018, which exclude $24,878 of net sales attributable to L’Orange, increased by $89,739 to $1,581,636, or 6.0%, compared to the first nine months of fiscal year 2017.  Foreign currency exchange rates had a favorable impact on net sales of $22,395 for the first nine months of fiscal year 2018.  Aerospace segment sales for the first nine months of fiscal year 2018 were up 16.3% to $1,096,860, compared to $943,198 for the first nine months of the prior fiscal year.  Industrial segment sales for the first nine months of fiscal year 2018 were $509,654, down 7.1% compared to $548,699 for the first nine months of fiscal year 2018.  Organic Industrial segment sales, which exclude $24,878 of net sales attributable to L’Orange, were down 11.6% to $484,776 compared to $548,699 for the first nine months of the prior fiscal year.

Net earnings for the first nine months of fiscal year 2018 were $105,866, or $1.66 per diluted share, compared to $138,279, or $2.18 per diluted share, for the first nine months of fiscal year 2017.  Adjusted net earnings for the first nine months of fiscal year 2018 were $156,634, or adjusted earnings per share of $2.46 per diluted share.

The effective tax rate in the first nine months of fiscal year 2018 was 24.7%, compared to 16.7% for the first nine months of the prior fiscal year primarily due to discrete charges related to recent changes in the U.S. federal tax law.

EBIT for the first nine months of fiscal year 2018 was $160,690, down 13.2% from $185,144 in the same period of fiscal year 2017.  EBITDA for the first nine months of fiscal year 2018 was $232,827, down 4.9% from $244,731 for the same period of fiscal year 2017.  Adjusted EBIT and adjusted EBITDA for the first nine months of fiscal year 2018 were $205,882 and $273,443, respectively.

Aerospace segment earnings as a percent of segment net sales decreased slightly to 18.1% in the first nine months of fiscal year 2018 from 18.3% in the first nine months of the prior fiscal year.  Industrial segment earnings as a percent of segment net sales in the first nine months of fiscal year 2018 decreased to 7.9% from 10.2% in the first nine months of the prior fiscal year.  Adjusted Industrial segment earnings as a percent of segment net sales were 9.5% for the first nine months of fiscal year 2018.

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal year 2018 was $162,083, compared $183,798 for the first nine months of fiscal year 2017.  The decrease in net cash provided by operating activities in the first nine months of fiscal year 2018 compared to the first nine months of the prior year is primarily attributable to decreased net earnings in the current year.

For the first nine months of fiscal year 2018, free cash flow, which we define as net cash flows from operating activities less payments for property, plant and equipment, was $72,486, compared to $118,723 for the first nine months of fiscal year 2017.  Higher payments for plant, property and equipment in the first nine months of fiscal year 2018 were largely the result of renovations at our Drake Campus in Fort Collins, Colorado and equipment purchases for our second campus in the greater-Rockford, Illinois area.  (A reconciliation of this non-U.S. GAAP financial measure to the closest U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

On May 31, 2018, we entered into a note purchase agreement (the “2018 Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $400,000 of senior unsecured notes to various third parties in a series of private placement transactions.  We used the proceeds from the issuance of these notes, as well as borrowings from our revolving credit facility, to finance the acquisition of L’Orange.

At June 30, 2018, we held $114,399 in cash and cash equivalents, including restricted cash of $6,290, and had total outstanding debt of $1,355,396 with additional borrowing availability of $613,919, net of outstanding letters of credit, under our revolving credit agreement.  At June 30, 2018, we had additional borrowing capacity of $7,520 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Nine-Months Ended
	June 30, 2018	% of Net Sales	June 30, 2017	% of Net Sales	June 30, 2018	% of Net Sales	June 30, 2017	% of Net Sales
Net sales	$588,117	100%	$548,622	100%	$1,606,514	100%	$1,491,897	100%
Costs and expenses:
Cost of goods sold	427,897	72.8	394,750	72.0	1,176,012	73.2	1,090,997	73.1
Selling, general, and administrative expenses	54,600	9.3	44,561	8.1	140,362	8.7	130,521	8.7
Research and development costs	39,470	6.7	34,663	6.3	111,425	6.9	91,588	6.1
Restructuring charges	-	-	-	-	17,013	1.1	-	-
Interest expense	7,878	1.3	6,769	1.2	21,315	1.3	20,399	1.4
Interest income	(342)	(0.1)	(358)	(0.1)	(1,176)	(0.1)	(1,237)	(0.1)
Other expense (income), net	4,197	0.7	(450)	(0.1)	1,012	0.1	(6,353)	(0.4)
Total costs and expenses	533,700	90.7	479,935	87.5	1,465,963	91.3	1,325,915	88.9
Earnings before income taxes	54,417	9.3	68,687	12.5	140,551	8.7	165,982	11.1
Income tax expense	5,300	0.9	15,061	2.7	34,685	2.2	27,703	1.9
Net earnings	$49,117	8.4	$53,626	9.8	$105,866	6.6	$138,279	9.3

Other select financial data:

	June 30,	September 30,
	2018	2017
Working capital	$597,080	$593,955
Short-term borrowings	144,000	32,600
Total debt	1,355,396	612,886
Total stockholders' equity	1,466,035	1,371,383

Net Sales

Consolidated net sales for the third quarter of fiscal year 2018 increased by $39,495, or 7.2%, compared to the same period of fiscal year 2017.  Consolidated net sales for the first nine months of fiscal year 2018 increased by $114,617, or 7.7%, compared to the same period of fiscal year 2017.  Organic consolidated net sales for the third quarter and first nine months of fiscal year 2018, which excludes $24,878 of net sales in both periods attributable to L’Orange, increased by 2.7% and 6.0%, respectively, compared to the same periods of fiscal year 2017. Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ended June 30, 2017	$548,622	$1,491,897
Aerospace volume	45,038	143,500
Industrial volume	(38,264)	(81,306)
Net sales attributable to L’Orange	24,878	24,878
Effects of changes in price and sales mix	2,072	5,150
Effects of changes in foreign currency rates	5,771	22,395
Consolidated net sales for the period ended June 30, 2018	$588,117	$1,606,514

The increase in net sales for the third quarter and first nine months of fiscal year 2018 was primarily attributable to increased commercial aftermarket and original equipment manufacturer (“OEM”) and defense OEM sales in the Aerospace segment, partially offset by ongoing weakness in organic net sales volumes across the majority of the Industrial segment.  Net sales attributable to L’Orange partially offset the net sales decline in the Industrial segment in both the third quarter and first nine months of 2018.

Costs and Expenses

Cost of goods sold increased by $33,147 to $427,897, or 72.8% of net sales, for the third quarter of fiscal year 2018 from $394,750, or 72.0% of net sales, for the third quarter of fiscal year 2017.  Cost of goods sold increased by $85,015 to $1,176,012, or 73.2% of net sales, for the first nine months of fiscal year 2018 from $1,090,997, or 73.1% of net sales, for the first nine months of fiscal year 2017.  The increase in cost of goods sold in the third quarter and first nine months of 2018 as compared to the same periods last year was primarily attributable to higher sales volume, additional costs of goods sold attributable to L’Orange sales, higher manufacturing costs related to increased capacity expansion costs to support increased production levels, and learning curve effects, partially offset by savings from cost reduction initiatives in our Industrial segment.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 27.2% for the third quarter of fiscal year 2018, compared to 28.0% for the third quarter of fiscal year 2017.  Gross margin was 26.8% for the first nine months of fiscal year 2018, compared to 26.9% for the first nine months of fiscal year 2017.  In both the third quarter and first nine months of fiscal 2018, the gross margin decreases are attributable to higher manufacturing costs related to increased capacity expansion costs to support increased production levels,  and unfavorable product mix, which more than offset the favorable impact of increased sales volume driven by our Aerospace segment.    Additionally, the third quarter and first nine months of fiscal 2018 include the $8,299 impact of the adjustment to record the L’Orange inventories at their fair value as of the acquisition date and the amortization of the L’Orange backlog intangible asset.  Both the L’Orange inventory fair value adjustment and backlog intangible asset are being recognized as a non-cash increase to cost of goods sold.

Selling, general and administrative expenses increased by $10,039, or 22.5%, to $54,600 for the third quarter of fiscal year 2018, as compared to $44,561 for the third quarter of fiscal year 2017.  Selling, general and administrative expenses for the first nine months of fiscal year 2018 were $140,362, compared to $130,521 for the first nine months of fiscal year 2017.

The increase in selling, general and administrative expenses for both the third quarter and first nine months of fiscal year 2018 was primarily due to special charges associated with the acquisition of L’Orange, including L’Orange Acquisition transaction and integration costs of $3,077 and $4,358 in the third quarter and first nine months of fiscal year 2018, respectively, warranty and indemnity insurance costs of $4,293 in both the third quarter and first nine months of fiscal year 2018, and German real estate transfer tax charges of $3,385 in both the third quarter and first nine months of fiscal year 2018.  Excluding these special charges, selling, general and administrative expenses as a percentage of net sales was 7.5% for the third quarter of fiscal year 2018, compared to 8.1% for the third quarter of fiscal year 2017, and 8.0% for the first nine months of fiscal year 2018, compared to 8.7% for the first nine months of fiscal year 2017.

Research and development costs increased by $4,807, or 13.9%, to $39,470 for the third quarter of fiscal year 2018, as compared to $34,663 for the third quarter of fiscal year 2017.  Research and development costs as a percentage of net sales increased to 6.7% for the third quarter of fiscal year 2018 as compared to 6.3% for the third quarter of fiscal year 2017.

Research and development costs increased by $19,837, or 21.7%, to $111,425 for the first nine months of fiscal year 2018, as compared to $91,588 for the first nine months of fiscal year 2017.  Research and development costs increased as a percentage of net sales to 6.9% for the first nine months of fiscal year 2018, as compared to 6.1% for the first nine months of fiscal year 2017.

Research and development costs in the third quarter and first nine months of fiscal year 2018 were higher due to increased spending on new awards and opportunities being pursued primarily in our Aerospace segment, as well as variability in the timing of projects and expenses.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Restructuring charges of $17,013 in the first nine months of fiscal year 2018 relate primarily to workforce management cost associated with the Company’s decision in the second quarter of fiscal year 2018 to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.  Also included in the restructuring charges of $17,013 for the first nine months of fiscal year 2018 were workforce management costs related to the Company’s ongoing effort to align its industrial turbomachinery business with current market conditions.  All of the restructuring charges recorded in the first nine months of fiscal 2018 were recorded as nonsegment expenses.  There were no comparable costs and expenses recorded in the third quarter of fiscal year 2018 or fiscal year 2017 or the first nine months of fiscal year 2017.

Interest expense was $7,878, or 1.3% of net sales, for the third quarter and $21,315, or 1.3% of net sales for the first nine months of fiscal year 2018, compared to $6,769, or 1.2% of net sales, for the third quarter and $20,399, or 1.4% of net sales for the first nine months of fiscal year 2017.  The increase in interest expense in both the third quarter and first nine months of fiscal year 2018 compared to the same periods in fiscal year 2017 is due to additional interest burden associated with the financing of the L’Orange acquisition.  Related to the acquisition, in the third quarter of fiscal year 2018 we issued an aggregate principal amount of $400,000 of senior unsecured notes in a series of private placement transactions and borrowed $167,420 under our existing revolving credit agreement to fund the acquisition.

Other expense, net was $4,197 for the third quarter and $1,012 for the first nine months of fiscal year 2018, compared to other income, net of $450 for the third quarter and $6,353 for the first nine months of fiscal year 2017.  The other expense, net in both the third quarter and first nine months of fiscal year 2018 is primarily attributable to a one-time cost of $5,543 associated with the Forward Option entered into in the third quarter of fiscal year 2018.  We entered into the Forward Option to manage our exposure to fluctuations in the Euro prior to the anticipated close of the L’Orange Acquisition.  We did not enter into the Forward Option for trading or speculative purposes.

Income taxes were provided at an effective rate on earnings before income taxes of 9.7% for the third quarter and 24.7% for the first nine months of fiscal year 2018, compared to 21.9% for the third quarter and 16.7% for the first nine months of fiscal year 2017.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

		Three-Month		Nine-Month
		Period		Period
Effective tax rate for the period ended June 30, 2017		21.9%		16.7%
Current year effect of U.S. federal corporate rate reduction		(10.5)		(10.5)
Impact of the Tax Act:
Effect of U.S. federal corporate rate reduction on net U.S. deferred tax liability	8.4		(7.3)
Transition tax	-		18.5
Increased deferred tax liability associated with anticipated repatriation taxes	-		3.6
Net impact of enactment of the Tax Act		8.4		14.8

Taxes on international activities		1.2		7.1
Research and experimentation credit		(0.4)		(0.4)
State and local taxes		(0.1)		(0.1)
Adjustment of prior period tax items		(7.6)		(3.1)
Net excess income tax benefit from stock-based compensation		(2.9)		0.2
Other		(0.3)		-
Effective tax rate for the period ended June 30, 2018		9.7%		24.7%

The decrease in the year-over-year effective tax rate for the three-months ended June 30, 2018 is primarily attributable to the benefits of the current year effect of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act on the estimated annual effective tax rate, a higher favorable adjustment for the net excess income tax benefits from stock-based compensation compared to the prior fiscal year third quarter, and larger favorable resolutions of tax matters in the current quarter compared to the same quarter last year.  This combined benefit was partially offset by the resolution of the fiscal year 2014, 2015, and 2016 IRS audits in the third quarter of fiscal year 2018, which resulted in an additional provisional discrete income tax expense of $3,671 recorded in the quarter in connection with the Tax Act.

The increase in the effective tax rate for the nine-months ended June 30, 2018 compared to the nine-months ended June 30, 2017 is primarily attributable to the $18,449 discrete net unfavorable impact in the period resulting from the enactment of the Tax Act.  Additionally, the benefit from the repatriation to the U.S. of certain net foreign profits and losses was higher in the nine-months ended June 30, 2017 compared to the nine-months ended June 30, 2018.  These increases were partially offset by larger favorable resolutions of tax matters in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017, as well as the current year effect of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act on the estimated annual effective tax rate.

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

Segment Results

The following table presents sales by segment:

	Three-Months Ended June 30,				Nine-Months Ended June 30,
	2018		2017		2018		2017
Net sales:
Aerospace	$404,612	68.8%	$355,992	64.9%	$1,096,860	68.3%	$943,198	63.2%
Industrial	183,505	31.2	192,630	35.1	509,654	31.7	548,699	36.8
Consolidated net sales	$588,117	100.0%	$548,622	100.0%	$1,606,514	100.0%	$1,491,897	100.0%
The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2018	2017	2018	2017
Aerospace	$82,199	$67,173	$198,721	$172,277
Industrial	10,450	20,870	40,031	55,957
Nonsegment expenses	(30,696)	(12,945)	(78,062)	(43,090)
Interest expense, net	(7,536)	(6,411)	(20,139)	(19,162)
Consolidated earnings before income taxes	54,417	68,687	140,551	165,982
Income tax expense	(5,300)	(15,061)	(34,685)	(27,703)
Consolidated net earnings	$49,117	$53,626	$105,866	$138,279

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2018	2017	2018	2017
Aerospace	20.3%	18.9%	18.1%	18.3%
Industrial	5.7%	10.8%	7.9%	10.2%

Aerospace

Aerospace segment net sales were $404,612 for the third quarter of fiscal year 2018, up 13.7% compared to $355,922 for the third quarter of fiscal year 2017.  Aerospace segment net sales were $1,096,860 for the first nine months of fiscal year 2018, up 16.3% compared to $943,198 for the same period of fiscal year 2017.  The increase in segment net sales for the third quarter and first nine months of fiscal year 2018 as compared to the same periods of fiscal year 2017 was driven primarily by increased commercial OEM and aftermarket sales and increased defense OEM sales.  Defense aftermarket sales were down in the third quarter and first nine months of fiscal year 2018 as compared to the same periods of fiscal year 2017.

Commercial OEM sales were up for the third quarter and first nine months of fiscal year 2018 as compared to the same periods of fiscal year 2017, driven by ongoing ramp-up in production of next generation aircraft on which we have increased content.

Commercial aftermarket sales increased significantly in the third quarter and first nine months of fiscal year 2018 as compared to the same periods of fiscal year 2017, benefitting from both the initial provisioning for new platforms and increased utilization of existing fleets.

U.S. government funds continue to be prioritized for defense platforms on which we have content.  Defense OEM sales increased in the third quarter and first nine months of fiscal year 2018 compared to the same periods of fiscal year 2017, driven primarily by continued strong demand for smart weapons, as well as growing international demand for various other military programs.  Sales of fixed wing platforms were particularly strong in the third quarter of fiscal year 2018.  Defense aftermarket sales continued to decrease in the third quarter and first nine months of fiscal year 2018 as compared to the third quarter and first nine months of fiscal year 2017, reflecting variability in the timing of continued maintenance needs and upgrade programs.

Aerospace segment earnings increased by $15,026, or 22.4%, to $82,199 for the third quarter of fiscal year 2018, compared to $67,173 for the third quarter of fiscal year 2017.  Aerospace segment earnings increased by $26,444, or 15.3%, to $198,721 for the first nine months of fiscal year 2018, compared to $172,277 for the first nine months of fiscal year 2017.  The net increase in Aerospace segment earnings for the third quarter and first nine months of fiscal year 2018 was due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2017	$67,173	$172,277
Sales volume	25,185	73,618
Price, sales mix and productivity	(8,327)	(19,195)
Production capacity expansion costs	(2,845)	(12,007)
Increases in research and development expenses	(3,104)	(13,766)
Other, net	4,117	(2,206)
Earnings for the period ended June 30, 2018	$82,199	$198,721

Aerospace segment earnings as a percentage of segment net sales were 20.3% for the third quarter and 18.1% for the first nine months of fiscal year 2018, compared to 18.9% for the third quarter and 18.3% for the first nine months of fiscal year 2017.  Aerospace segment earnings in both the third quarter and first nine months of fiscal year 2018 benefitted from the impact of higher sales volume, which was partially offset by unfavorable product sales mix, higher manufacturing costs related to increased capacity expansion costs to support increased production levels, and learning curve effects.  Aerospace segment earnings were also negatively impacted by increased investment in research and development for new program awards and opportunities being pursued.

Industrial

Industrial segment net sales decreased by 4.7% to $183,505 for the third quarter of fiscal year 2018, compared to $192,630 for the third quarter of fiscal year 2017.  Segment net sales decreased by 7.1% to $509,654 for the first nine months of fiscal year 2018, compared to $548,699 for the same period of fiscal year 2017.  Foreign currency exchange rates had a favorable impact on segment net sales of $4,872 and $19,394 for the third quarter and first nine months of fiscal year 2018, respectively.  Organic Industrial segment sales,  which excludes $24,878 of net sales attributable to L’Orange, were $158,627 for the third quarter of fiscal year 2018, a decrease of 17.7% compared to the third quarter of fiscal year 2017, and were $484,776 for the first nine months of fiscal year 2018, a decrease of 11.6% compared to the first nine months of fiscal year 2017.

The overall decreases in Industrial segment net sales for both periods were primarily due to declines in industrial gas turbines and renewables sales.  The decline in industrial gas turbine sales was the result of increased efficiency leading to lower overall demand for electricity and a decrease in volume resulting from the penetration of renewable power sources.  We project that the industrial gas turbine business may not begin to recover until 2020.  The sales decline in our renewables business was due to the short-term unfavorable impact of platform transitions by some of our customers.  Although sales of fuel systems for compressed natural gas (“CNG”) trucks in Asia decreased in the third quarter of fiscal year 2018 as compared to the third quarter of fiscal year 2017, sales of these fuel systems continue to be up for the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017 as the Chinese government continues to encourage natural gas usage.

Industrial segment earnings decreased by $10,420, or 49.9%, to $10,450 for the third quarter of fiscal year 2018, compared to $20,870 for the third quarter of fiscal year 2017.  Segment earnings decreased by $15,926, or 28.5% to $40,031 for the first nine months of fiscal year 2018 compared to $55,957 for the same period of 2017.  The net decrease in Industrial segment earnings for the third quarter and first nine months of fiscal year 2018 was due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2017	$20,870	$55,957
Sales volume	(18,519)	(38,606)
Price, sales mix and productivity	4,645	8,177
Savings from cost reduction initiatives	259	4,024
Impact of L'Orange Acquisition	(1,215)	(1,215)
Effects of changes in foreign currency rates	1,458	2,986
Other, net	2,952	8,708
Earnings for the period ended June 30, 2018	$10,450	$40,031

Industrial segment earnings as a percentage of segment net sales were 5.7% for the third quarter and 7.9% for the first nine months of fiscal year 2018, compared to 10.8% for the third quarter and 10.2% for the first nine months of fiscal year 2017.  Adjusted Industrial segment earnings as a percentage of segment net sales were 10.2% for the third quarter and 9.5% for the first nine months of fiscal year 2018.  The decrease in segment earnings as a percentage of sales for the third quarter and first nine months of fiscal year 2018 were largely driven by sales volume decreases, partially offset by favorable sales mix.

Nonsegment expenses

Nonsegment expenses increased to $30,696 for the third quarter of fiscal year 2018, compared to $12,945 for the third quarter of fiscal year 2017.  The increase in nonsegment expenses in the third quarter of fiscal year 2018 as compared to the third quarter of fiscal year 2017 is due to certain special charges related to the acquisition of L’Orange (“L’Orange Acquisition Related Charges”) recognized in the third quarter of fiscal year 2018, as well as Duarte move related costs of $2,057 recognized in the quarter.  The L’Orange Acquisition Related Charges recognized in the third quarter of fiscal year 2018 included (i) merger and acquisition transaction and integration costs, (ii) cost associated with the Forward Option, (iii) warranty and indemnity insurance costs, and (iv) German real estate transfer tax costs.   Excluding these nonsegment expense recorded in the third quarter of fiscal year 2018, nonsegment expenses as a percent of consolidated net sales decreased to 2.1% of consolidated net sales for the third quarter of fiscal year 2018, compared to 2.4% of consolidated net sales for the third quarter of fiscal year 2017.

Nonsegment expenses increased to $78,062 for the first nine months of fiscal year 2018, compared to $43,090 for the first nine months of fiscal year 2017.  In addition to L’Orange Acquisition Related Charges, included in nonsegment expenses for the first nine months of fiscal year 2018 were Duarte move related costs of $2,301 and restructuring charges of $17,013.   Excluding these nonsegment expenses recorded in the third quarter of fiscal year 2018, nonsegment expenses as a percent of consolidated net sales were 2.6% of consolidated net sales for the first nine months of fiscal year 2018, compared to 2.9% of consolidated net sales for the first nine months of fiscal year 2017.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities.  Historically, we have also issued debt to supplement our cash needs, repay our other indebtedness or finance our acquisitions.  We expect that cash generated from our operating activities, together with borrowings under our revolving credit facility and other borrowing capacity, will be sufficient to fund our continuing operating needs, including capital expansion funding for the foreseeable future.

Our aggregate cash and cash equivalents were $114,399 at June 30, 2018 and $87,552 at September 30, 2017, and our working capital was $597,080 at June 30, 2018 and $593,955 at September 30, 2017.  Of the $114,399 of cash and cash equivalents held at June 30, 2018, $6,290 is restricted in its use and $109,859 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.  The additional uncertainty associated with the Tax Act increases the impracticality of determining this income tax liability.

We do not believe the one-time repatriation tax on deferred foreign income resulting from the Tax Act, which is expected to be paid over an eight year period beginning in January 2019, will have a significant impact on our cash flows in any individual fiscal year.

Consistent with common business practice in China, our Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft.  The issuing financial institution is the obligor, not our customers.  Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance.  We had bankers’ acceptance notes of $27,319 at June 30, 2018 and $38,243 at September 30, 2017 recorded as non-customer accounts receivable in our Condensed Consolidated Balance Sheets.  We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy and to which the credit risks associated with the bankers’ acceptance notes are believed to be low.

Our revolving credit facility matures in April 2020 and provides a borrowing capacity of up to $1,000,000 with the option to increase total available borrowings to up to $1,200,000, subject to lenders’ participation.  We can borrow against our $1,000,000 revolving credit facility as long as we are in compliance with all of our debt covenants.  Borrowings under the revolving credit facility can be made in U.S dollars or in foreign currencies other than the U.S. dollar provided that the U.S dollar equivalent of any foreign currency borrowings and U.S. dollar borrowings does not, in total, exceed the borrowing capacity of the revolving credit facility.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our common stock, payments of dividends, acquisitions, and facilities expansions.  On May 31, 2018, we borrowed $167,420 under our revolving credit facility to finance a portion the L’Orange Acquisition.

In addition to our revolving credit facility, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of our $1,000,000 revolving credit facility and our other credit facilities, see Note 14, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

On May 31, 2018, we entered into a note purchase agreement (the “2018 Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $400,000 of senior unsecured notes comprised of (a) $85,000 aggregate principal amount of its Series P Senior Notes due May 30, 2025, (b) $85,000 aggregate principal amount of its Series Q Senior Notes due May 30, 2027, (c) $75,000 aggregate principal amount of its Series R Senior Notes due May 30, 2029, (d) $75,000 aggregate principal amount of its Series S Senior Notes due May 30, 2030, and (e) $80,000 aggregate principal amount of its Series T Senior Notes due May 30, 2033 (collectively, the “2018 Notes”), in a series of private placement transactions.

Our obligations under the 2018 Note Purchase Agreement and the 2018 Notes will rank at all times at least pari passu, without preference or priority, with our existing senior unsecured notes and our outstanding debt under our revolving credit facility.  Similar to our existing senior unsecured debt, at our option, we are permitted at any time to prepay all or any part of the then-outstanding principal amount of any series of the 2018 Notes at 100% of the principal amount of the series of 2018 Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000), together with interest accrued on such amount to be prepaid to the date of prepayment, plus any applicable prepayment compensation amount and, if any holder of the 2018 Notes has entered into a cross currency swap agreement in respect of the 2018 Note held by such holder, certain losses (if any) incurred by such holder under such cross currency swap agreement as a result of such prepayment.

At June 30, 2018, we had total outstanding debt of $1,355,396 consisting of amounts borrowed under our revolving credit facility and various series of unsecured notes due between 2018 and 2033, with additional borrowing availability of $613,919 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,520 under various foreign credit facilities.  As of June 30, 2018, an aggregate principal amount of $100,000 in debt related to our Series D Notes, which mature and are payable in October 2018, and an aggregate principal amount of $43,000 in debt related to our Series F Notes, which mature and are payable in April 2019, have been classified as long-term based on our intent and ability to refinance this debt using cash proceeds from our existing revolving credit facility which, in turn, is expected to be repaid beyond the next twelve months.  For further discussion of our notes, see Note 14, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At June 30, 2018, we had $374,574 of borrowings outstanding under our revolving credit facility, $140,231 of which was classified as short-term borrowings based on our intent and ability to pay this amount in the next twelve months.  Of these borrowings, as of June 30, 2018, $342,800 is denominated in U.S. dollars and €27,200 is denominated in Euro.  Revolving credit facility and short-term borrowing activity during the nine-months ended June 30, 2018 were as follows:

Maximum daily balance during the period	$439,654
Average daily balance during the period	$191,060
Weighted average interest rate on average daily balance	2.60%

We believe we were in compliance with all our debt covenants as of June 30, 2018.  See Note 12, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent 10-K, and Note 14, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

On April 8, 2018, we entered into the L’Orange Agreement.  Pursuant to the L’Orange Agreement, we agreed to acquire all of the outstanding shares of stock of L’Orange.  We completed the acquisition of L’Orange on June 1, 2018, for total consideration (including cash consideration and the assumption of certain liabilities) of €700,000, or approximately $811,000.  The cash consideration was financed through the use of cash on hand, the issuance of the 2018 Notes and $167,420 borrowed under our existing revolving credit facility.  In connection with these borrowings, the Company entered into cross currency swap transactions, which effectively lowered the interest rate on each tranche of the 2018 Notes and the borrowings under the existing revolving credit agreement (see Note 7, Derivative instruments and hedging activities in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, for more information).

On April 18, 2018, we entered into the Forward Option at a cost of $5,543 to manage our exposure to fluctuations in the Euro prior to the anticipated close of the L’Orange Acquisition.  We did not enter into the Forward Option for trading or speculative purposes.  On May 30, 2018, we had the ability to exercise the option to purchase €490,000 on June 1, 2018 using U.S. dollars at a fixed exchange rate of 1.2432.  As the spot rate was below 1.2432 on May 30, 2018, we elected not to exercise the option and a loss of $5,543 was recognized on the Forward Option in “other (income) expense, net” in the Condensed Consolidated Statements of Earnings in the three and nine-months ended June 30, 2018.

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

In the first quarter of fiscal year 2017, our board of directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019 (the “2017 Authorization”).  In the first nine months of fiscal year 2017, we purchased 886 shares of our common stock for $61,229 under the 2017 Authorization, of which 350 shares were purchased pursuant to a 10b5-1 plan and 536 were purchased pursuant to a 10b-18 plan.  We repurchased no stock in the nine-months ended June 30, 2018.

For our Aerospace segment, we have been purchasing production equipment for our second campus in the greater-Rockford, Illinois area and anticipate continuing such purchases as new aircraft platforms ramp up to full production volumes.  The second campus was built to support the expected growth in our Aerospace segment as a result of our being awarded a substantial number of new system platforms, particularly on narrow-body aircraft.

Associated with the relocation of our Duarte operations to our Drake campus, we have identified assets held for sale with a carrying value of $8,853 at June 30, 2018, which relate to the land, building and building improvements, and other assets at the Duarte facility.  Based on current market conditions, we expect to record a gain on the eventual sale of these assets.  The carrying value of the remaining assets at the Duarte facility was approximately $3,400 as of June 30, 2018.

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

Cash Flows

	Nine-Months Ended
	June 30,
	2018	2017
Net cash provided by operating activities	$162,083	$183,798
Net cash used in investing activities	(851,307)	(63,720)
Net cash provided by (used in) financing activities	721,194	(111,411)
Effect of exchange rate changes on cash and cash equivalents	(5,123)	(755)
Net change in cash and cash equivalents	26,847	7,912
Cash and cash equivalents at beginning of year	87,552	81,090
Cash and cash equivalents at end of period	$114,399	$89,002

Net cash flows provided by operating activities for the first nine months of fiscal year 2018 was $162,083, compared to $183,798 for the same period of fiscal year 2017.  The decrease in cash flows from operating activities in the first nine months of fiscal year 2018 compared to the prior fiscal year is primarily attributable to decreased net earnings in the first nine months of fiscal year 2018.

Net cash flows used in investing activities for the first nine months of fiscal year 2018 was $851,307, compared to $63,720 in the third quarter of fiscal year 2017.  The increase in cash used in investing activities compared to the same period of the prior fiscal year is primarily due to the acquisition of L’Orange on June 1, 2018 which used $771,069 in cash, as well as increased payments for capital expenditures.  Payments for property, plant and equipment increased by $24,522 from $65,075 in the first nine months of fiscal year 2017 to $89,597 in the first nine months of this year primarily due to renovations at our Drake Campus in Fort Collins, Colorado and equipment purchases for our second campus in the greater-Rockford, Illinois area.

Net cash flows provided by financing activities for the first nine months of fiscal year 2018 was $721,194, compared to net cash use of $111,411 in the first nine months of fiscal year 2017.  The net cash flows provided by financing activities in the first nine months of fiscal year 2018 is primarily the result of the issuance of an aggregate principal amount of $400,000 of long-term debt in May 2018 and borrowings of $167,420 under our existing revolving credit facility, both of which were used primarily to finance the acquisition of L’Orange.  Also during the first nine months of fiscal year 2018, we had net debt borrowings unrelated to the acquisition of L’Orange in the amount of $178,746, partially offset by cash dividends paid of $25,206 and payments of $5,543 for the settlement of the Forward Option.  In the first nine months of fiscal year 2017, we paid cash dividends of $22,076, made net debt payments of $40,107, and we utilized $61,782 to repurchase 886 shares of our common stock under the 2017 Authorization.  We made no stock repurchases in the first nine months of fiscal year 2018.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating and capital leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first nine months of fiscal year 2018 other than those related to the L’Orange Acquisition and the entry into the 2018 Note Purchase Agreement, described further above in Liquidity and Capital Resources.

Non-U.S. GAAP Financial Measures

Adjusted net earnings, adjusted earnings per share, adjusted Industrial segment earnings, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, and free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP.  However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

Organic net sales and organic Industrial net sales

The Company presents certain sales measures excluding L’Orange net sales, which it refers to as “organic”, to show the changes to Woodward’s historical business. Management believes this improves comparability to the Company’s performance prior to the L’Orange Acquisition.

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) restructuring charges, (ii) Duarte move related costs, (iii) the purchase accounting impacts related to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible, (iv) the L’Orange Acquisition transaction and integration costs, (v) cost associated with the Forward Option,  (vi) warranty and indemnity insurance costs associated with the acquisition of L’Orange, (vii) German real estate transfer tax costs associated with the acquisition of L’Orange, and (viii) the transition impacts of the change in U.S. federal tax legislation in December 2017.  The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing.  Management uses adjusted net earnings in evaluating the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period.  Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period.  Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the three and nine-months ended June 30, 2018 are shown in the table below.  Adjusted net earnings and adjusted earnings per share for the three and nine-months ended June 30, 2017 are not shown, as there were no comparable adjustments to U.S. GAAP net earnings or earnings per share in those periods.

	Three-Months Ended June 30, 2018		Nine-Months Ended June 30, 2018
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$49,117	$0.77	$105,866	$1.66
Non-U.S. GAAP adjustments:
Restructuring charges, net of tax	-	-	12,674	0.20
Duarte move related costs, net of tax	1,440	0.02	1,733	0.03
Purchase accounting impacts, net of tax[1]	5,809	0.09	5,809	0.09
L'Orange Acquisition transaction and integration costs, net of tax	2,153	0.03	2,848	0.04
Costs associated with the Forward Option, net of tax	3,880	0.06	3,880	0.06
Warranty and indemnity insurance costs associated with the acquisition of L'Orange, net of tax	3,005	0.05	3,005	0.05
German real estate transfer costs associated with the acquisition of L'Orange, net of tax	2,370	0.04	2,370	0.04
Non-U.S. GAAP adjustments	18,657	0.29	32,319	0.51
Impact of recent changes to U.S. tax law	3,671	0.06	18,449	0.29
Total Non-U.S. GAAP adjustments	22,328	0.35	50,768	0.80
Adjusted net earnings (Non-U.S. GAAP)	$71,445	$1.12	$156,634	$2.46

(1)	The purchase accounting impacts relate to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible, net of tax.

Adjusted Industrial segment earnings is defined by the Company as Industrial segment earnings excluding the purchase accounting impacts related to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible.  The Company believes that these purchase accounting impacts are short-term in nature, not related to the ongoing operations of the Industrial segment business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward’s Industrial segment is performing.

The reconciliation of Industrial segment earnings to adjusted Industrial segment earnings for the three and nine-months ended June 30, 2018 are shown in the table below.  Adjusted Industrial segment earnings for the three and nine-months ended June 30, 2017 are not shown, as there were no comparable adjustments to U.S. GAAP net earnings or earnings per share in those periods.

	Three-Months Ended	Nine-Months Ended
	June 30, 2018	June 30, 2018
Industrial segment earnings (U.S. GAAP)	$10,450	$40,031
Purchase accounting impacts[1]	8,299	8,299
Adjusted Industrial segment earnings (Non-U.S. GAAP)	$18,749	$48,330

(1)	The purchase accounting impacts relate to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible.

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) restructuring charges, (ii) Duarte move related costs, (iii) the purchase accounting impacts related to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible, (iv) the L’Orange acquisition transaction and integration costs, (v) cost associated with the Forward Option,  (vi) warranty and indemnity insurance costs associated with the acquisition of L’Orange, and (vii) German real estate transfer tax costs associated with the acquisition of L’Orange.  As these charges are infrequent or unusual charges that can be variable from period to period and may not fluctuate with operating results, management believes that by removing these charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT for the three and nine-months ended June 30, 2018 and June 30, 2017 were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2018	2017	2018	2017
Net earnings (U.S. GAAP)	$49,117	$53,626	$105,866	$138,279
Income tax expense	5,300	15,061	34,685	27,703
Interest expense	7,878	6,769	21,315	20,399
Interest income	(342)	(358)	(1,176)	(1,237)
EBIT (Non-U.S. GAAP)	61,953	75,098	160,690	185,144
Non-U.S. GAAP adjustments:
Restructuring charges	-	-	17,013	-
Duarte move related costs	2,057	-	2,301	-
Purchase accounting impacts[1]	8,299	-	8,299	-
L'Orange Acquisition transaction and integration costs	3,077	-	4,358	-
Costs associated with the Forward Option	5,543	-	5,543	-
Warranty and indemnity insurance costs associated with the acquisition of L'Orange	4,293	-	4,293	-
German real estate transfer costs associated with the acquisition of L'Orange	3,385	-	3,385	-
Total non-U.S. GAAP adjustments	26,654	-	45,192	-
Adjusted EBIT (Non-U.S. GAAP)	$88,607	$75,098	$205,882	$185,144

(1)	The purchase accounting impacts relate to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible.

EBITDA and adjusted EBITDA for the three and nine-months ended June 30, 2018 and June 30, 2017 were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2018	2017	2018	2017
Net earnings (U.S. GAAP)	$49,117	$53,626	$105,866	$138,279
Income tax expense	5,300	15,061	34,685	27,703
Interest expense	7,878	6,769	21,315	20,399
Interest income	(342)	(358)	(1,176)	(1,237)
Amortization of intangible assets	11,360	6,439	23,861	19,328
Depreciation expense	17,695	14,141	48,276	40,259
EBITDA (Non-U.S. GAAP)	91,008	95,678	232,827	244,731
Non-U.S. GAAP adjustments:
Restructuring charges	-	-	17,013	-
Duarte move related costs	2,057	-	2,301	-
Purchase accounting impacts[1]	3,723	-	3,723	-
L'Orange Acquisition transaction and integration costs	3,077	-	4,358	-
Costs associated with the Forward Option	5,543	-	5,543	-
Warranty and indemnity insurance costs associated with the acquisition of L'Orange	4,293	-	4,293	-
German real estate transfer costs associated with the acquisition of L'Orange	3,385	-	3,385	-
Total non-U.S. GAAP adjustments	22,078	-	40,616	-
Adjusted EBITDA (Non-U.S. GAAP)	$113,086	$95,678	$273,443	$244,731

(1)	The purchase accounting impacts relate to the revaluation of the L’Orange inventory recognized in cost of goods sold.

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with U.S. GAAP.  As adjusted net earnings, adjusted net earnings per share, adjusted Industrial segment earnings, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA exclude certain financial information compared with net earnings, the most comparable U.S. GAAP financial measure, users of this financial information should consider the information that is excluded.  Our calculations of adjusted net earnings, adjusted net earnings per share, adjusted Industrial segment earnings, EBIT, adjusted EBIT, EBITDA, and adjusted EBITDA may differ from similarly titled measures used by other companies, limiting their usefulness as comparative measures.

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

Free cash flow for the nine-months ended June 30, 2018 and June 30, 2017 were as follows:

	Nine-Months Ended June 30,
	2018	2017
Net cash provided by operating activities (U.S. GAAP)	$162,083	$183,798
Payments for property, plant and equipment	(89,597)	(65,075)
Free cash flow (Non-U.S. GAAP)	$72,486	$118,723

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in our most recent Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.  Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K, include the discussion of estimates used for revenue recognition, inventory valuation, depreciation and amortization, reviews for impairment of goodwill, postretirement benefit obligations, and our provision for income taxes.  Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.  Other than the addition of the critical accounting policy and estimates discussed below related to the valuation of assets and liabilities acquired in business combinations, the critical accounting policies and estimates that were disclosed in our most recent Form 10-K have not materially changed since the date our most recent Form 10-K was filed with the SEC.

On June 1, 2018, we completed the acquisition of L'Orange.  The preliminary allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting in accordance with ASC Topic 805, “Business Combinations.”  Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  Woodward’s preliminary allocation as of June 30, 2018 was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

Assigning fair values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions.  While the ultimate responsibility resides with management, we retained the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and other postretirement benefit plan assets and liabilities.

Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased.  This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates, and forecasted cash flows based on the discount rate and terminal growth rate.  Management projects revenue growth rates, earnings margins and cash flows based on the historical operating results of the acquired entity adjusted for synergies anticipated to be achieved through integration, expected future performance, operational strategies, and the general macroeconomic environment.  We review finite-lived intangible assets for triggering events such as significant changes in operations, customers or future revenue that might indicate the need to impair the assets acquired or change the useful lives of the assets acquired.  We review indefinite-lived intangibles for impairment on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the indefinite-lived intangible asset below its carrying value.

Estimated values for acquired property, plant and equipment are based on current market values and replacement costs of similar assets.  Estimated values for inventory acquired is subject to reliable estimates, as of the acquisition date, of future sales volumes, replacement costs, costs of selling effort, anticipated selling prices, normal profit margins, and the percent complete and the costs to complete work-in-process inventory.  Estimated values for accounts receivable are subject to reliable estimates of collectability.

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

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of the Tax Act.  Refer to Note 18, Income Taxes, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion of management's significant estimates and judgements in accounting for income taxes as a result of the Tax Act.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Our market risks are discussed more fully in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our most recent Form 10-K.  Other than that discussed below, these market risks have not materially changed since the date our most recent Form 10-K was filed with the Securities Exchange Commission.

In May 2018, we sold in a series of private placement transaction an aggregate principal amount of $400,000 of senior unsecured notes the proceeds of which, in combination with cash on hand and borrowings under our existing revolving credit facility of $167,420, were used to finance our acquisition of L’Orange GmbH, as well as all of the outstanding equity interests of its affiliate, Fluid Mechanics LLC (“L’Orange”).  The aggregate principal amount of $400,000 of senior unsecured notes are comprised of (a) $85,000 aggregate principal amount of its Series P Senior Notes due May 30, 2025 and bearing interest at a rate of 4.27% per annum, (b) $85,000 aggregate principal amount of its Series Q Senior Notes due May 30, 2027 and bearing interest at a rate of 4.35% per annum, (c) $75,000 aggregate principal amount of its Series R Senior Notes due May 30, 2029 and bearing interest at a rate of 4.41% per annum, (d) $75,000 aggregate principal amount of its Series S Senior Notes due May 30, 2030 and bearing interest at a rate of 4.46% per annum, and (e) $80,000 aggregate principal amount of its Series T Senior Notes due May 30, 2033 and bearing interest at a rate of 4.61% per annum (the “2018 Notes).

In connection with the occurrence of the additional debt used to finance the L’Orange acquisition, we entered into a cross currency interest rate swap agreement that synthetically converts the $167,420 floating-rate debt under our existing revolving credit agreement to Euro denominated floating-rate debt.  A corresponding Euro denominated intercompany loan receivable with identical terms and notional amount as the underlying Euro denominated floating-rate debt, with a reciprocal cross currency interest rate swap, was entered into by Woodward Barbados Financing SRL (“Barbados”), a wholly owned subsidiary of Woodward, and is designated as a fair value hedge.  The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the Euro denominated intercompany loan.

In addition, we entered into five cross currency interest rate swap agreements that synthetically converts an aggregate principal amount of $400,000 of fixed-rate debt associated with the 2018 Notes to Euro denominated fixed-rate debt.  Five corresponding intercompany loans receivable, with identical terms and amounts of each trance of the 2018 Notes and reciprocal cross currency interest rate swaps were entered into by Woodward Barbados, which are designated as cash flow hedges.  The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the Euro denominated intercompany loans over a fifteen year period.

Changes in the fair values of the cross currency swaps designated as cash flow hedges are recognized in accumulated OCI and reclassified to foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Condensed Consolidated Statements of Earnings.  Reclassifications out of accumulated OCI of the change in fair value occur each reporting period based upon changes in the spot rate remeasurement of the Euro denominated intercompany loan, including associated interest.  For the derivative instruments designated as fair value hedges, the change in the fair value related to the cross currency basis spread, or excluded component, of the derivative instrument is recognized in accumulated OCI.  The remaining change in the fair value of the derivative instrument is recognized in foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Condensed Consolidated Statements of Earnings.  The change in the fair value of the derivative instrument in foreign currency transaction gain or loss offsets the change in the spot remeasurement of the intercompany Euro denominated loan, with the initial cost of the cross currency basis spread recorded in earnings each period through the swap accrual process.  In the both the three and nine-months ended June 30, 2018, we recognized a loss related to the cross currency swaps of $23,658 in accumulated OCI.  The associated earnings reclassifications of $4,973 for both the three and nine-months ended June 30, 2018 were recorded as foreign currency transaction losses included in “Selling, general and administrative costs” in the Condensed Consolidated Statements of Earnings.  In both periods, the losses included in “Selling, general and administrative costs” offset the gain recognized on the spot remeasurement of the underlying Euro denominated intercompany loans resulting in a net impact to earnings in the respective periods of zero.

For more information on our derivative instruments, see Note 7, Derivative instruments and hedging activities, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2018, we acquired L’Orange as discussed in Note 4, Business acquisitions, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  We considered the results of our pre-acquisition due diligence activities and the continuation by L’Orange of its established internal controls over financial reporting as part of our overall evaluation of disclosure controls and procedures as of June 30, 2018.  The objectives of L’Orange’s established internal controls over financial reporting is consistent, in all material respects, with Woodward objectives.  We are in the process of completing a more comprehensive review of L’Orange’s internal control over financial reporting, and will be implementing changes to better align its reporting and controls with the rest of Woodward.  As a result of the timing of the acquisition and the changes that are anticipated to be made, and in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses, we currently intend to exclude L’Orange from the September 30, 2018 assessment of Woodward’s internal controls over financial reporting.  L’Orange accounted for approximately 27% of Woodward’s total assets at June 30, 2018.  L’Orange accounted for 4% of Woodward’s total net sales for the quarter ended June 30, 2018, as our results only included one month of L’Orange sales for the period June 1, 2018 through June 30, 2018.

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

We recently acquired L’Orange and its related operations located in Germany, the United States and China.  We have in the past and may, in the future, pursue acquisitions of other companies and assets.  We may also seek to divest non-core businesses or assets.  The success of these transactions will depend on, among other things, our ability to integrate assets and personnel acquired in these transactions and to apply our internal controls process to these acquired businesses.  The integration of these acquisitions may require significant attention from our management, and the diversion of management’s attention and resources could have a material adverse effect on our ability to manage our business.  In addition, we may incur unanticipated costs or expenses following an acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2018 through April 30, 2018 (2)	305	$71.94	-	$428,803
May 1, 2018 through May 31, 2018 (2)	1,622	75.77	-	428,803
June 1, 2018 through June 30, 2018 (2)	373	76.86	-	428,803

(1)

In November 2016, our board of directors approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 305 shares of common stock were acquired in April 2018 and 1,622 share of common stock were acquired in May 2018 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 373 shares of common stock were acquired in June 2018 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	2.1	Share Purchase Agreement relating to the sale and purchase of all shares in L’Orange GmbH and Fluid Mechanics LLC dated April 8, 2018.
*	10.1	Frame Development and Purchase Agreement between MTU Friedrichshafen GmbH and L’Orange GmbH.
†	10.2	Note Purchase Agreement, dated May 31, 2018, by and among Woodward, Inc. and the purchasers named therein, filed as Exhibit 10.1 to Current Report on Form 8-K, filed on June 4, 2018.
†	10.3

Amendment No. 1 to 2013 Note Purchase Agreement, dated as of May 31, 2018, by and among Woodward, Inc. and the noteholders names therein, filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 4, 2018.

†	10.4

Amendment No. 1 to 2016 Series M Note Purchase Agreement, dated as of May 31, 2018, by and among Woodward, Inc. and the noteholders names therein filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 4, 2018.

†	10.5

Amendment No. 1 to 2016 Series N and O Note Purchase Agreement, dated as of May 31, 2018, by and among Woodward International Holding B.V., Woodward, Inc. and the noteholders names therein, filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on June 4, 2018.

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

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report
†	Incorporated by reference to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: August 7, 2018	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date: August 7, 2018	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)