Form 10-K
period 2018-09-30
Woodward, Inc.
filed 2018-11-13
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2018 as reported on The NASDAQ Global Select Market on that date:  $3,168,879,941.  For purposes of this calculation, shares of common stock held by (i) persons holding more than 5% of the outstanding shares of stock, (ii) officers and directors of the registrant, and (iii) the Woodward Governor Company Profit Sharing Trust, Woodward Governor Company Deferred Shares Trust, or the Woodward Charitable Trust, as of March 31, 2018, are excluded in that such persons may be deemed to be affiliates.  This determination is not necessarily conclusive of affiliate status.

As of November 7, 2018, 61,781,668 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders to be held January 30, 2019, are incorporated by reference into Parts II and III of this Form 10-K, to the extent indicated.

PART I

Forward Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are statements that are deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management.  Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements.  Forward-looking statements may include, among others, statements relating to:

•plans and expectations related to our acquisition of L’Orange GmbH and its affiliate, Fluid Mechanics LLC, and their related operations in Germany, the United States and China;

•future sales, earnings, cash flow, uses of cash, and other measures of financial performance;

•trends in our business and the markets in which we operate, including expectations in those markets in future periods;

•our expected expenses in future periods and trends in such expenses over time;

•descriptions of our plans and expectations for future operations;

•plans and expectations relating to the performance of our joint venture with General Electric Company;

•investments in new campuses, business sites and related business developments;

•the effect of economic trends or growth;

•the expected levels of activity in particular industries or markets and the effects of changes in those levels;

•the scope, nature, or impact of acquisition activity and integration of such acquisition into our business;

•the research, development, production, and support of new products and services;

•new business opportunities;

•restructuring and alignment costs and savings;

•our plans, objectives, expectations and intentions with respect to business opportunities that may be available to us;

•our liquidity, including our ability to meet capital spending requirements and operations;

•future repurchases of common stock;

•future levels of indebtedness and capital spending;

•the stability of financial institutions, including those lending to us;

•pension and other postretirement plan assumptions and future contributions; and

•our tax rate and other effects of the changes in U.S. federal tax law.

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:

•a decline in our customers’ business, or our business with, or financial distress of, our significant customers;

•global economic uncertainty and instability in the financial markets;

•our ability to manage product liability claims, product recalls or other liabilities associated with the products and services that we provide;

•our ability to obtain financing, on acceptable terms or at all, to implement our business plans, complete acquisitions, or otherwise take advantage of business opportunities or respond to business pressures;

•the long sales cycle, customer evaluation process, and implementation period of some of our products and services;

•our ability to implement and realize the intended effects of any restructuring and alignment efforts;

•our ability to successfully manage competitive factors, including prices, promotional incentives, competitor product development, industry consolidation, and commodity and other input cost increases;

•our ability to manage our expenses and product mix while responding to sales increases or decreases;

•the ability of our subcontractors to perform contractual obligations and our suppliers to provide us with materials of sufficient quality or quantity required to meet our production needs at favorable prices or at all;

•our ability to monitor our technological expertise and the success of, and/or costs associated with, our product development activities;

•consolidation in the aerospace market and our participation in a strategic joint venture with General Electric Company may make it more difficult to secure long-term sales in certain aerospace markets;

•our debt obligations, our debt service requirements, and our ability to operate our business, pursue business strategies and incur additional debt in light of covenants contained in our outstanding debt agreements;

•our ability to manage additional tax expense and exposures;

•risks related to our U.S. Government contracting activities, including liabilities resulting from legal and regulatory proceedings, inquiries, or investigations related to such activities;

•the potential of a significant reduction in defense sales due to decreases in the amount of U.S. Federal defense spending or other specific budget cuts impacting defense programs in which we participate;

•changes in government spending patterns, priorities, subsidy programs and/or regulatory requirements;

•future impairment charges resulting from changes in the estimates of fair value of reporting units or of long-lived assets;

•future results of our subsidiaries;

•environmental liabilities related to manufacturing activities and/or real estate acquisitions;

•our continued access to a stable workforce and favorable labor relations with our employees;

•physical and other risks related to our operations and suppliers, including natural disasters, which could disrupt production;

•our ability to successfully manage regulatory, tax, and legal matters (including the adequacy of amounts accrued for contingencies, the U.S. Foreign Corrupt Practices Act, international trade regulations, and product liability, patent, and intellectual property matters);

•changes in accounting standards that could adversely impact our profitability or financial position;

•impacts of tariff regulations;

•risks related to our common stock, including changes in prices and trading volumes;

•risks from operating internationally, including the impact on reported earnings from fluctuations in foreign currency exchange rates, tariffs, and compliance with and changes in the legal and regulatory environments of the United States and the countries in which we operate;

•risks associated with global political and economic uncertainty in the European Union and elsewhere;

•fair value of defined benefit plan assets and assumptions used in determining our retirement pension and other postretirement benefit obligations and related expenses including, among others, discount rates and investment return on pension assets;

•industry risks, including changes in commodity prices for oil, natural gas, and other minerals, unforeseen events that may reduce commercial aviation, and changing emissions standards;

•possible information systems interruptions or intrusions, which may adversely affect our operations;

•certain provisions of our charter documents and Delaware law that could discourage or prevent others from acquiring our company; and

•risks associated with integration of our acquisitions and successful completion of divestitures.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements.  Other factors are discussed under the caption “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (this “Form 10-K”).  We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by applicable law.

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

L’Orange Acquisition

On April 8, 2018, we entered into a Share Purchase Agreement (the “L’Orange Agreement”) with MTU Friedrichshafen GmbH (“MTU”) and MTU America Inc. (together with MTU, the “Sellers”), both of which were subsidiaries of Rolls-Royce PLC (“Rolls-Royce”).  Pursuant to the L’Orange Agreement, we agreed to acquire all of the outstanding shares of stock of L’Orange GmbH, together with its wholly-owned subsidiaries in China and Germany, as well as all of the outstanding equity interests of its affiliate, Fluid Mechanics LLC, and their related operations (collectively, “L’Orange”), for total consideration (including cash consideration and the assumption of certain liabilities) of €700,000, or approximately $811,000 (the “L’Orange Acquisition”).  The L’Orange Acquisition closed on June 1, 2018 (the “Closing”) and L’Orange became a wholly-owned subsidiary of the Company.  L’Orange was renamed Woodward L’Orange.

L’Orange is a supplier of fuel injection systems for industrial diesel, heavy fuel oil and dual-fuel engines.  L’Orange supplies fuel injection technology for engines that power a wide range of industrial applications including marine power and propulsion systems, special-application off road vehicles, locomotives, oil and gas processing, and power generation.  L’Orange serves many large specialist diesel engine manufacturers, including Rolls-Royce Power Systems’ subsidiaries, MTU and Bergen Engines, and other low to high speed engine builders.  L’Orange has been integrated into the Company’s Industrial segment.

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

Within the aerospace market, we provide systems, components and solutions for both commercial and defense applications.  Our key focus areas within this market are:

•	Propulsion and combustion control solutions for turbine powered aircraft; and
•	Fluid and motion control solutions for critical aerospace and defense applications.

Within the industrial market, our key focus areas are:

•	Applications and control solutions for machines that produce electricity utilizing conventional or renewable energy sources; and
•	Fluid, motion, and combustion control solutions for complex oil and gas, industrial, power generation, and transportation applications.

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

We have significant content on a wide variety of commercial aircraft, rotorcraft and business jet platforms, such as the Airbus A320neo, Boeing 737 MAX and 787, Bell 429 and Gulfstream G650.  We also have significant content on defense applications such as Blackhawk and Apache helicopters, F-18/A and F-35 fighter jets, and guided tactical weapons (for example, the Joint Direct Attack Munition (“JDAM”)).

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

 Industrial

Our Industrial segment designs, produces and services systems and products for the management of fuel, air, fluids, gases, motion, combustion and electricity.  These products include actuators, valves, pumps, fuel injection systems, solenoids, ignition systems, speed controls, electronics and software, power converters, sensors and other devices that measure, communicate and protect electrical distribution systems.  Our products are used on industrial gas turbines (including heavy frame, aeroderivative and small industrial gas turbines), steam turbines, reciprocating engines (including low speed, medium speed and high speed engines, natural gas vehicles and diesel, heavy fuel oil and dual-fuel engines), electric power generation and power distribution systems, wind turbines, and compressors.  The equipment on which our products are found is used to generate and distribute power; to extract and distribute fossil and renewable fuels; in the mining of other commodities; and to convert fuel to work in transportation and freight (both marine and locomotives), mobile, and industrial equipment applications.

Revenues from our Industrial segment are generated primarily by sales to OEMs and by providing aftermarket products and other related services to our OEM customers.  Our Industrial segment also sells products through an independent network of distributors and, in some cases, directly to end users.

Customers

For the fiscal year ended September 30, 2018, approximately 42% of our consolidated net sales were made to our five largest customers.  Sales to our five largest customers represented approximately 43% of our consolidated net sales for the fiscal year ended September 30, 2017 and approximately 42% of our consolidated net sales for the fiscal year ended September 30, 2016.

Sales to our largest customer, General Electric, accounted for approximately 16% of our consolidated net sales in the fiscal year ended September 30, 2018, 16% of our consolidated net sales in the fiscal year ended September 30, 2017, and 17% of our consolidated net sales in the fiscal year ended September 30, 2016.  Our accounts receivable from General Electric represented approximately 8% of total accounts receivable as of September 30, 2018 and 10% of total accounts receivable as of September 30, 2017.  We believe General Electric and our other significant customers are creditworthy and will be able to satisfy their credit obligations to us.

The following customers account for approximately 10% or more of sales to each of our reportable segments for the fiscal year ended September 30, 2018.

Customer
Aerospace	The Boeing Company, General Electric Company
Industrial	General Electric Company

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

Aerospace has significant product certification requirements to meet safety regulations, which form a basis for competition as well as a barrier to entry.  Technological innovation and design, product performance and conformity with customer specifications, and product quality and reliability are of utmost importance in the aerospace and defense industry.  In addition, on-time delivery, pricing, and joint development capabilities with customers are points of competition within this market.

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

We believe our products offer high levels of field reliability, which provides end users with an advantage in life-cycle cost.  We address competition in aftermarket service through responsiveness to our customers’ needs, providing short turnaround times, greater performance such as longer time between repairs, and maintaining a global presence.

Some of our customers are affiliated with our competitors through ownership or joint venture agreements.  For example, Pratt and Whitney, one of our customers, is affiliated with UTC Aerospace Systems, one of our competitors.  Similarly, GE Aviation has a joint venture with Parker Hannifin for the supply of fuel nozzles.  In the past, we also have partnered with our customers.  During fiscal year 2016, we entered into a strategic joint venture (“JV”) with our largest customer, General Electric Company (“GE”), acting through its GE Aviation business unit.  The JV primarily develops, manufactures and supports fuel systems for twin aisle aircraft engines and is described further in Note 5, Joint venture, in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

We compete in part by establishing relationships with our customers’ engineering organizations, and by offering innovative technical and commercial solutions to meet their market requirements.  Our ability to design, develop and test an integrated system with a customer is a competitive differentiator, offering the customer savings in both resources and time.

Industrial operates in the global markets for industrial turbines, industrial reciprocating engines, electric power generation systems (including wind turbines), power distribution networks, transportation, and oil and gas.  Many of these markets are subject to regulatory product and performance certifications to meet emissions and safety requirements, which form a basis for competition as well as a barrier to entry.

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

Competitors include ABB, Emerson, Enovation Controls, Heinzmann GmbH & Co., Hoerbiger, Invensys, Meggitt, Robert Bosch AG, and Schweitzer Electric.  OEM customers with internal capabilities for similar products include Caterpillar, Cummins, General Electric, Siemens, Wartsila and Weichai.

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

Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers utilizing Woodward parts and subassemblies, collectively represented 23% of our sales for fiscal year 2018, 23% of our sales for fiscal year 2017, and 21% of our sales for fiscal year 2016.  The level of U.S. spending for defense, alternative energy and other programs, and the mix of programs to which such funding is allocated, is subject to periodic congressional appropriation actions, and is subject to change, including elimination, at any time.

U.S. Government related sales from our reportable segments for fiscal years 2018, 2017 and 2016 were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Commercial Sales	Total
Year ended September 30, 2018
Aerospace	$84,252	$429,386	$1,044,350	$1,557,988
Industrial	2,547	8,658	756,680	767,885
Total net external sales	$86,799	$438,044	$1,801,030	$2,325,873
Percentage of total net sales	4%	19%	77%	100%

Year ended September 30, 2017
Aerospace	$106,685	$362,536	$873,118	$1,342,339
Industrial	3,726	10,814	741,806	756,346
Total net external sales	$110,411	$373,350	$1,614,924	$2,098,685
Percentage of total net sales	5%	18%	77%	100%

Year ended September 30, 2016
Aerospace	$103,026	$310,952	$819,198	$1,233,176
Industrial	6,550	9,845	773,507	789,902
Total net external sales	$109,576	$320,797	$1,592,705	$2,023,078
Percentage of total net sales	5%	16%	79%	100%

Seasonality

We do not believe our sales, in total or in either business segment, are subject to significant seasonal variation.  However, our sales have generally been lower in the first quarter of our fiscal year as compared to the immediately preceding quarter due to fewer working days resulting from the observance of various holidays and scheduled plant shutdowns for annual maintenance.

Sales Order Backlog

Our backlog of unshipped sales orders by segment as of October 31, 2018 and 2017 was as follows:

	October 31, 2018	% Expected to be filled by September 30, 2019	October 31, 2017
Aerospace	$1,355,635	76%	$826,096
Industrial	292,897	96	189,283
	$1,648,532	80%	$1,015,379

Our current estimate of the sales order backlog is based on unshipped sales orders that are open in our order entry systems.  Unshipped orders are not necessarily an indicator of future sales levels because of variations in lead times and customer production schedules. Contributing to the increase in the backlog as of October 31, 2018 compared to October 31, 2017 is higher sales activity in our Aerospace segment and the inclusion of backlog attributable to L’Orange in our Industrial segment.

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

The Securities and Exchange Commission (“SEC”) adopted disclosure rules for companies that use tantalum, tin, tungsten, and gold or their derivatives (collectively referred to as “conflict minerals”) in their products, with substantial supply chain verification requirements in the event the conflict minerals come or may come from the Democratic Republic of Congo or adjoining countries.  The European Union is considering the imposition of similar reporting obligations.  Our conflict minerals report for calendar year 2017 was filed with the SEC on May 30, 2018.  We may face reputational challenges with our customers, stockholders and other stakeholders if we use and/or are unable to sufficiently verify the origins of the conflict minerals used in our products.  Further, due to the complexity of our supply chain, the implementation of the existing U.S. requirements and any additional European requirements could affect the sourcing and availability of metals used in the manufacture of a number of parts contained in our products.  We have and will continue to incur costs associated with compliance, including time-consuming and costly efforts to determine the source of conflict minerals that may be used in our products.

Research and Development

We finance our research and development activities primarily with our own independent research and development funds.  Our research and development costs include basic research, applied research, component and systems development, and other concept formulation studies.

Company funded expenditures related to new product development activities are expensed as incurred and are separately reported in the Company’s Consolidated Statements of Earnings.  Across both of our segments, research and development costs totaled $148,279 in fiscal year 2018, $126,519 in fiscal year 2017, and $126,170 in fiscal year 2016.  Research and development costs were 6.4% of consolidated net sales in fiscal year 2018 compared to 6.0% in fiscal year 2017 and 6.2% in fiscal year 2016.  See “Research and development costs” in Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

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

We collaborate closely with our customers as they develop their technology plans, which leads to new product concepts.  We believe this collaboration allows us to develop technology that is aligned with our customers’ needs and therefore, increases the likelihood that our systems and components will be selected for inclusion in the platforms developed by our customers.  Further, we believe our close collaboration with our customers during preliminary design stages allows us to provide products that deliver the component and system performance necessary to bring greater value to our customers.  This preliminary work may include opportunities to test new products in order to validate concepts and demonstrate performance in challenging environments.

Most technology development programs begin years before an expected entry to service, such as those for the next generation of commercial aircraft.  Other development programs result in nearer-term product launches associated with new OEM offerings, product upgrades, or product replacements on existing programs.  Some of the major projects/programs we are developing are listed below.

We developed the fuel system, air management system, and actuation hardware for CFM International’s LEAP engine program.  We also developed the actuation system, combustion system and oil system components for Pratt & Whitney’s Geared Turbo Fan (“GTF”) engine program.  These programs target applications in the single aisle and regional aircraft markets with entry into service in the 2016 to 2020 timeframe.  Both the LEAP engine and the GTF engine (later named the PurePower engine) have been selected by Airbus as options to power its A320neo aircraft, which entered service in 2016.  In addition, the LEAP engine was selected by Boeing exclusively for its 737 MAX, which entered service in 2017, and by Comac for its C919 aircraft, which is currently in flight test.  The PurePower engine was selected by Bombardier exclusively for its CSeries aircraft (now majority owned by Airbus and renamed the A220), which entered service in 2016.  The PurePower engine was also chosen by Embraer for its EJets E2 aircraft family, which entered service in 2018, by Mitsubishi for the MRJ regional aircraft and by Irkut for the MS-21 aircraft.  The MRJ and MS-21 aircraft are currently in flight test.

The JV with GE primarily develops, manufactures and supports fuel systems for twin aisle aircraft engines.  The JV is developing the fuel system for the GE9X engine (which will power the Boeing 777X).  We have been selected as the JV’s supplier of this fuel system.

We are the supplier for the thrust reverser actuation system (“TRAS”) for the Boeing 737 MAX and the CFM LEAP-engined Airbus A320neo.  We are developing the TRAS for the Boeing 777X and the Airbus A330neo, as well as the TRAS on the new nacelle version of the PurePower engine to be used in the Airbus A320neo.  The A330neo is scheduled to enter service in 2018, and the 777X in 2020.

We are currently developing the fuel system, air management components, and actuation hardware for the Passport engine program, as well as the TRAS for the integrated propulsion system.  Passport is the next generation GE Aviation engine for the large business aviation market, and has been selected by Bombardier to power its Global 7500 long-range business aircraft, expected to enter into service in 2018 and 2019, respectively.

In addition, we developed sensor solutions for the Airbus A350 high lift system, an actuation sub-system for the Boeing 787-9 that improves fuel burn, flight deck control components for the Airbus A220 and control and sensing solutions for the Boeing KC-46A refueling tanker boom subsystem.  We are currently developing flight deck control components for the Bombardier Global 7500 aircraft, as well as other business aviation aircraft.

Industrial is focused on developing innovative technologies, including integrated control systems and system components, that enable our customers to cost-effectively meet mandated emissions regulations and fuel efficiency demands, allow for usage of a wider range of fuel sources, increase reliability (particularly in harsh environments), and reduce total cost of ownership.  Our development efforts support technology for a wide range of:

•	products that improve the quality of combustion processes and provide more precise flow of various fuels and gases in our customers’ gas turbines and industrial reciprocating engines;
•

electronic devices and software solutions that provide improved control and protection of reciprocating engines, gas turbines, steam turbines, wind turbines, and engine- and turbine-powered equipment; and

•	advanced prognostic and predictive intelligence that is integrated into many of our complex products and systems.

These development efforts support our strategy of being the recognized market leader for:

•	application and control solutions for any machine that produces electricity utilizing conventional and renewable energy sources; and
•	control solutions for complex oil and gas, industrial and transportation applications.

We collaborate closely with our customers to jointly align our technology roadmaps.  This collaboration allows us to develop new systems, products and technologies consistent with our customers’ future needs for performance, emissions and efficiency to deliver greater value.  We strive to stay ahead of the competition through our modeling, prototype, and state of the art test capabilities.

We partner with our customers on programs that can take months or years of development before being fully validated and launched into production.  We also work with our customers on shorter term application programs for product and system upgrades.  Some of the major projects/programs we are developing include:

•	high pressure common rail diesel fuel injection systems;
•	natural gas metering and combustion systems;
•	comprehensive electronic control and air management solutions for natural gas and diesel engines;
•	emission certified stationary and mobile gas engine systems;
•	heavy frame and aeroderivative electric actuation systems enabling turbine electrification with cyber secure products;
•	steam turbine controls and valves that greatly simplify installation and significantly improve reliability; and
•	next generation full size wind turbine converters.

Employees

As of October 31, 2018, we employed approximately 8,300 full-time employees of which approximately 2,800 were located outside of the United States, with the majority in Germany, Poland and China.  We believe that our relationships with our employees are good.

Approximately 14% of our total full-time workforce were union employees as of October 31, 2018, all of whom work for our Aerospace segment and are located in the United States.  The collective bargaining agreements with our union employees are generally renewed through contract renegotiation near the contract expiration dates.  The MPC Employees Representative Union contract, which covers 514 employees as of October 31, 2018, expires October 1, 2021.  The Local Lodge 727-N International Association of Machinists and Aerospace Workers agreement, which covers 445 employees as of October 31, 2018, expires April 22, 2021.  The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and Local No. 509 agreement, which covers 199 employees as of October 31, 2018, expires June 4, 2021.  We believe that our relationships with our union employees and the representative unions are good.

Almost all of our other employees in the United States were at-will employees as of October 31, 2018, and therefore, not subject to any type of employment contract or agreement.  Our executive officers each have change-in-control agreements which have been filed with the SEC.

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

As of September 30, 2018, our Consolidated Balance Sheet includes $700,883 of net intangible assets.  This value represents the carrying values, net of amortization, of certain assets acquired in various business acquisitions and does not purport to represent the fair value of our acquired intellectual property as of September 30, 2018.

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

We use hazardous materials and/or regulated materials in our manufacturing operations.  We also own, operate, have acquired, and may in the future acquire facilities that were formerly owned and operated by others that used such materials.  We believe that the risk that a significant release of regulated materials has occurred in the past or will occur in the future cannot be completely eliminated or prevented.  From time to time we engage in environmental remedial activities, generally in coordination with other companies, pursuant to federal and state laws.  In addition, we may be exposed to other environmental costs including participation in superfund sites or other similar jurisdictional initiatives.  When it is reasonably probable we will pay remediation costs at a site, and those costs can be reasonably estimated, we accrue a liability for such future costs with a related charge against our earnings.  In formulating that estimate and recognizing those costs, we do not consider amounts expected to be recovered from insurance companies, or others, until such recovery is assured.  Currently, we have no sites undergoing remediation.

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

Thomas A. Gendron, Age 57. Chairman of the Board since January 2008; Chief Executive Officer, President, and Director since July 2005; Chief Operating Officer and President September 2002 through June 2005; Vice President and General Manager of Industrial Controls June 2001 through September 2002; Vice President of Industrial Controls April 2000 through May 2001; Director of Global Marketing and Industrial Controls’ Business Development February 1999 through March 2000.

Robert F. Weber, Jr., Age 64.  Vice Chairman, Chief Financial Officer and Treasurer since September 2011, and Chief Financial Officer and Treasurer since August 2005.  Prior to August 2005, Mr. Weber was employed at Motorola, Inc. for 17 years, where he held various positions, including Corporate Vice President and General Manager, EMEA Auto.  Prior to this role, Mr. Weber served in a variety of financial positions at both a corporate and operating unit level with Motorola.

Sagar Patel, Age 52.  President, Aircraft Turbine Systems since June 2011.  Prior to this role, Mr. Patel was employed at General Electric for 18 years, most recently serving as President, Mechanical Systems, GE Aviation, from March 2009 through June 2010.  He served as President, Aerostructures, GE Aviation from July 2008 through July 2009 and as President and General Manager, MRS Systems, Inc., GE Aircraft Engines, from October 2005 through June 2008.

Chad R. Preiss, Age 53.  President, Industrial Control Systems since November 2016, President, Engine Systems October 2009 through November 2016; Group Vice President, Engine Systems October 2008 through September 2009; Vice President, Sales, Service, and Marketing, Engine Systems December 2007 through September 2008; and Vice President, Industrial

Controls September 2004 through December 2007.  Prior to this role, Mr. Preiss served in a variety of engineering and marketing/sales management roles, including Director of Business Development, since joining Woodward in 1988.

 Matthew F. Taylor, Age 56.  President, Airframe Systems since February 2018; Corporate Vice President, Supply Chain since February 2011; Vice President, Engine Fluid Systems and Controls Center of Excellence (“CoE”) October 2009 through February 2011; General Manager, Fluid Systems and Controls CoE December 2006 through October 2009; Director of Operations, Fluid Systems and Controls June 2005 through December 2006.  Prior to joining Woodward in June 2005, Mr. Taylor was the Vice President and General Manager, Warner Electric and served in a variety of general management roles at Eaton Corporation from February 1998 through August 2003.

A. Christopher Fawzy, Age 49.  Corporate Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since October 2009; Vice President, General Counsel, and Corporate Secretary June 2007 through September 2009.  Mr. Fawzy became the Company’s Chief Compliance Officer in August 2009.  Prior to joining Woodward, Mr. Fawzy was employed by Mentor Corporation, a global medical device company.  He joined Mentor in 2001 and served as Corporate Counsel, then was promoted to General Counsel in 2003, and was appointed Vice President, General Counsel and Secretary in 2004.

Other Corporate Officers of the Registrant

Information about our other corporate officers is provided below. There are no family relationships between any of the corporate officers listed below or between any of the corporate officers listed below and the aforementioned executive officers.

James D. Rudolph, Age 57.  Corporate Vice President since November 2016, President, Industrial Turbomachinery Systems April 2011 through November 2016; Corporate Vice President, Global Sourcing October 2009 through April 2011; Vice President, Global Sourcing April 2009 through October 2009; Director of Global Sourcing April 2005 through April 2009; Director of Engineering for Industrial Controls March 2000 through April 2005.  Prior to March 2000, Mr. Rudolph served in a variety of engineering, operations and sales roles since joining Woodward in 1984.

Steven J. Meyer, Age 58.  Corporate Vice President, Human Resources since October 2009; Vice President, Human Resources November 2006 through September 2009; Director, Global Human Resources November 2002 through October 2006;  Director, Human Resources for Industrial Controls July 1997 through October 2002.  Prior to joining Woodward, Mr. Meyer was employed by PG&E Corporation and Nortel in a variety of roles in human resources.

John D. Tysver, Age 56.  Corporate Vice President, Technology since October 2016; Vice President, Aircraft Turbine Systems’ Programs, Systems and Research & Development July 2015 through October 2016; Vice President and General Manager of Aircraft Turbine Systems’ Fuel Systems COE April 2011 through July 2015; Vice President of Turbine Systems’ Systems & Engineering October 2009 through April 2011; Director of Turbine Systems’ Systems & Engineering November 2006 through October 2009.  Prior to November 2006, Mr. Tysver served in a variety of engineering leadership roles since joining Woodward in March 1991.  Prior to joining Woodward, Mr. Tysver served in engineering roles at Sundstrand (now UTC Aerospace Systems).

Dan Bowman, Age 53.  Corporate Vice President, Strategy and Business Development since August 2017; and Vice President, Sales, Marketing, and Commercial Operations for Aircraft Turbine Systems April 2007 through August 2017.  Prior to joining Woodward, Mr. Bowman served as the Vice President of Sales, Marketing and Service at Fairbanks Morse Engine and held a variety of sales, marketing, and business development leadership roles at GE Aviation.

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

Stockholders may obtain, without charge, a single copy of Woodward’s 2018 Annual Report on Form 10-K upon written request to the Corporate Secretary, Woodward, Inc., 1081 Woodward Way, Fort Collins, Colorado 80524.

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

Company Risks

A significant portion of our revenue is concentrated among a relatively small number of customers.  A decline in our customers’ business, or in our business with, or financial distress of, such customers could decrease our consolidated net sales or impair our ability to collect amounts due and payable and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have fewer customers than many companies with similar sales volumes.  For the fiscal year ended September 30, 2018, approximately 42% of our consolidated net sales were made to our five largest customers.  Sales to our five largest customers for the fiscal year ended September 30, 2017 represented approximately 43% of our consolidated net sales.  Sales to our largest customer, General Electric, accounted for approximately 16% of our consolidated net sales in the fiscal year ended September 30, 2018, 16% in the fiscal year ended September 30, 2017 and 17% in the fiscal year ended September 30, 2016.  Accounts receivable from General Electric represented approximately 8% of accounts receivable at September 30, 2018 and 10% at September 30, 2017.  Sales to our next largest customer accounted for approximately 12% of our consolidated net sales in the fiscal year ended September 30, 2018, 11% in the fiscal year ended September 30, 2017, and 8% in the fiscal year ended September 30, 2016.  If any of our significant customers were to change suppliers, in-source production, institute significant restructuring or cost-cutting measures, or experience financial distress, these significant customers may substantially reduce, or otherwise be unable to pay for, purchases from us.  Accordingly, our consolidated net sales could decrease significantly or we may experience difficulty collecting, or be unable to collect, amounts due and payable, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The general economic environment significantly affects demand for our products and services.  Periods of slowing economic activity currently impacting some of our markets, may cause global or regional slowdowns in spending on infrastructure development in the markets in which we operate, and customers may reduce their purchases of our products and services.  In addition, weakness or uncertainty in any of our global markets, such as that most recently caused by the imposition and reciprocation of tariffs and duties, may materially adversely affect one or more areas of our business.

There can be no assurance that any market and economic uncertainty in the U.S. or internationally would not have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our profitability may suffer if we are unable to manage our expenses due to sales increases, sales decreases, or impacts of capital expansion projects, or if we experience change in product mix.

Some of our expenses are relatively fixed in relation to changes in sales volume and are difficult to adjust in the short term.  Expenses driven by business activity other than sales level and other long-term expenditures, such as fixed manufacturing overhead, capital expenditures and research and development costs, may be difficult to reduce in a timely manner in response to a reduction in sales.  Expenses such as depreciation or amortization, which are the result of past capital expenditures or business acquisitions, or interest expense, which is the result of the incurrence of debt primarily to finance our growth or business acquisitions, are generally fixed regardless of sales levels.  In addition, the achievement of manufacturing efficiencies associated with capital expansion projects may not meet management’s current expectations.  Due to our long sales cycle, in periods of sales increases it may be difficult to rapidly increase our production of finished goods, particularly if such sales increases are unanticipated.  An increase in the production of our finished goods requires increases in both the purchases of raw materials and components and in the size of our workforce.  If a sudden, unanticipated need for raw materials, components and labor arises in order to meet unexpected sales demand, we could experience difficulties in sourcing raw materials, components and labor at a favorable cost or to meet our production needs.  These factors could result in delays in fulfilling customer sales contracts, damage to our reputation and relationships with our customers, an inability to meet the demands of the markets that we serve, which in turn could prevent us from taking advantage of business opportunities or responding to competitive pressures, and result in an increase in variable and fixed costs leading to a decrease in net earnings or even net losses.  In addition, we sell products that have varying profit margins, and increases or decreases in sales of our various products may change the mix of products that we sell during any period.  Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The long sales cycle, customer evaluation process and implementation period of our products and services may increase the costs of obtaining orders and reduce the predictability of sales cycles and our inventory requirements.

Our products and services are technologically complex and require significant capital commitments.  Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems.  Orders expected in one quarter may shift to another quarter or be cancelled with little advance notice as a result of customers’ budgetary constraints, internal acceptance reviews and other factors affecting the timing of customers’ purchase decisions.  In addition, customers often require a significant number of product presentations and demonstrations before reaching a sufficient level of confidence in the product’s performance and compatibility with the approvals that typically accompany capital expenditure approval processes.  The difficulty in forecasting demand increases the challenge in anticipating sales cycles and our inventory requirements, which may cause us to over-produce finished goods and could result in inventory write-offs, or could cause us to under-produce finished goods.  Any such over-production or under-production could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Sales made directly to U.S. Government agencies and entities were 4% of total net sales during fiscal year 2018, 5% during fiscal year 2017, and 5% during fiscal year 2016, primarily in the aerospace market.  Sales made directly to U.S. Government agencies and entities, or indirectly through third party manufacturers, such as tier-one prime contractors, utilizing Woodward parts and subassemblies, accounted for approximately 23% of total sales in fiscal year 2018, 23% in fiscal year 2017, and 21% in fiscal year 2016.  Our contracts with the U.S. Government are subject to certain unique risks, including the risks set forth below, some of which are beyond our control, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers, and our raw material costs are subject to commodity market fluctuations.  We may experience an increase in costs for parts or raw materials that we source from our suppliers, or we may experience a shortage of parts or raw materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices, the imposition of tariffs or other duties, or production or distribution difficulties that may affect one or more of our suppliers.  In particular, current or future global economic uncertainty may affect the financial stability of our key suppliers or their access to financing, which may in turn affect their ability to perform their obligations to us.  Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained.  A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations and the imposition of tariffs, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts or could damage our reputation and relationships with customers.  In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us.  Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The success of our acquisitions is subject to risk, including, among others, the following:

•	failure to realize expected technological and product synergies, economies of scale and cost reductions;
•	unforeseen expenses, delays or conditions related to the acquisitions, including those due to regulations;
•	the assumption of unexpected liabilities or the exposure to unexpected penalties or other enforcement actions;
•

adverse effects on existing business relationships with suppliers and customers, including delays or cancellations of customer purchases, as well as revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	risks associated with entering into markets in which Woodward has limited or no prior experience, including potentially less visibility into demand;
•	inaccurate assumptions that may have been or may be made regarding the acquired business or the integration process;
•	financial and operational results that may differ materially from our assumptions and forecasts;
•	unforeseen difficulties that may arise in integrating operations, processes and systems;
•

higher than expected investments that may be required to implement necessary compliance processes and related systems, including information technology systems, accounting systems and internal controls over financial reporting;

•	fluctuations in foreign currency exchange rates that may impact the agreed upon purchase price;
•	the failure to retain, motivate and integrate key management and other employees of the acquired business;
•

higher than expected costs that may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and

•	problems that we may experience in retaining customers and integrating customer bases.

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and attention.  Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into these transactions.  Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We have engaged in restructuring and alignment activities from time to time and may need to implement further restructurings or alignments in the future, and there can be no assurance that our restructuring or alignment efforts will have the intended effects.

From time to time, we have responded to changes in our industry and the markets we serve, or other changes in our business, by restructuring or aligning our operations.  In fiscal year 2018, we announced a restructuring plan and incurred workforce management costs primarily in connection with our decision to relocate our Duarte, California operations to our newly renovated Drake Campus in Fort Collins, Colorado. Historically, our restructuring activities have included workforce management and other restructuring charges related to acquired businesses, including, among others, changes associated with integrating similar operations, managing our workforce, vacating or consolidating certain facilities and cancelling certain contracts.  Due to cost reduction measures or changes in the industry and markets in which we compete, we may decide to implement restructuring or alignment activities in the future, such as closing plants, moving production lines, or making additions, reductions or other changes to our management or workforce.  These restructuring and/or alignment activities generally result in charges and expenditures that may adversely affect our financial results for one or more periods.

Restructuring and/or alignment activities can create unanticipated consequences, such as instability or distraction among our workforce, and we cannot be sure that any restructuring or alignment efforts that we undertake will be successful.  A variety of risks could cause us not to realize expected cost savings, including, among others, the following:

•	higher than expected severance costs related to staff reductions;
•	higher than expected costs of closing plants;
•	higher than expected retention costs for employees that will be retained;
•	higher costs to hire new employees or delays or difficulty hiring the employees needed;
•	higher than expected stand-alone overhead expenses;
•	higher than expected operating costs associated with moving production lines;
•	delays in the anticipated timing of activities related to our cost-saving plan; and
•	other unexpected costs associated with operating the business.

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

As of September 30, 2018, our total debt was $1,248,927, excluding unamortized debt issuance costs and including $266,541 of borrowings on our revolving credit facility, of which $150,000 was classified as current and $116,541 was classified as noncurrent, $793,000 in unsecured notes denominated in U.S. dollars issued in private placements, $185,751 of unsecured notes denominated in Euros issued in private placements and $3,635 in other short-term borrowings.  Our debt obligations could require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions.  We are contractually obligated under the agreements governing our long-term debt to make principal payments of $143,000 in fiscal year 2019, of which we made a payment of $100,000 on October 1, 2018 using proceeds from borrowings on our revolving credit facility, $116,541 in fiscal year 2020, $100,000 in fiscal year 2021, $0 in fiscal year 2022, $0 in fiscal year 2023, and the remaining $735,751 in subsequent fiscal years.  Interest on our long-term notes is payable semi-annually, with the exception of the Series J Notes which is payable quarterly, each year until all principal is paid.  Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, thereby placing us at a disadvantage to our competitors that have less indebtedness.

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

Approximately 17%, in fiscal year 2018, and 24%, in fiscal year 2017, of our earnings before income taxes was earned in jurisdictions outside the United States.  Accordingly, we are subject to income taxes in both the United States and various non-U.S. jurisdictions.  Our tax liabilities are dependent upon the distribution mix of operating income among these different jurisdictions.  Our tax expense includes estimates of additional tax that may be incurred and reflects various estimates, projections, and assumptions that could impact the valuation of our deferred tax assets and liabilities.  Our future operating results could be adversely affected by changes in the effective tax rate, which could be caused by, among other things:

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

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act contains many significant changes to the U.S. federal tax laws, the consequences of which have not yet been fully determined.  Legislative or regulatory measures by states or non-U.S. governments in response to the Tax Act or otherwise, or rules and interpretations under the Tax Act, further changes in corporate tax rates, the realizability of the deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses (such as executive compensation) contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets and/or liabilities, could result in significant charges in the current or future taxable years, and could increase our future U.S. tax expense.  Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding the reinvestment of such earnings.  The foregoing items could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We derive a significant portion of our revenues from sales to countries outside the United States and purchase raw materials and components from suppliers outside of the United States; therefore, we are subject to the risks inherent in doing business in other countries.

In 2018, approximately 42% of our total sales were made to customers in jurisdictions outside of the United States (including products manufactured in the United States and sold outside the United States as well as products manufactured in international locations), including approximately 9% of our total sales to Brazil, Russia, India and China, known as the “BRIC” countries.  We also purchase raw materials and components from suppliers outside the United States.

 Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•	fluctuations in foreign exchange rates;
•	limitations on repatriation of earnings;
•	transportation delays and interruptions;
•	political, social and economic instability and disruptions;
•	government embargos or trade restrictions;
•	the imposition of taxes, import and export controls, duties and tariffs, embargoes, sanctions and other trade barriers;
•	changes in labor conditions;
•	changes in regulatory environments;
•	the potential for nationalization of enterprises;
•	difficulties in staffing and managing multi-national operations;
•	limitations on the Company’s ability to enforce legal rights and remedies, including protection of intellectual property;
•	difficulty of enforcing agreements and collecting receivables through some foreign legal systems;
•	acts of terrorism or war;
•	potentially adverse tax consequences; and
•	difficulties in implementing restructuring actions on a timely basis.

The imposition of tariffs can have significant implications on the cost and supply of certain commodities used in both of our reporting segments.  Over the longer term, if tariffs were to remain in place, there could be significant impact on costs and our ability to pass increased costs along to our customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In 2018, approximately 6% of our total sales were recorded in China and we have operations in China.  Certain of our independent registered public accounting firm’s audit documentation related to their audit report included in this annual report may be located in the China.  The Public Company Accounting Oversight Board (“PCAOB”) currently cannot inspect audit documentation located in China and, as such, prevents the PCAOB from regularly evaluating audit work of any auditors that was performed in China, including that performed by our independent auditors in China.  As a result, investors may be deprived of the full benefits of PCAOB oversight of our global audits via their inspections.  The inability of the PCAOB to conduct inspections of audit work performed in China makes it more difficult to evaluate the effectiveness of our Chinese independent auditor’s audit procedures as compared to auditors in other jurisdictions that are subject to PCAOB inspections on all of their work.

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

Of the $83,594 of cash and cash equivalents held at September 30, 2018, $77,065 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in whole or in part, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.  The additional uncertainty associated with the Tax Act increases the impracticality of determining this income tax liability.

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

Credit rating downgrades in certain European countries and/or speculation regarding changes to the composition or viability of the European Union (“EU”) create uncertain global economic conditions.  On June 23, 2016, the United Kingdom (“UK”) voted to leave the EU.  The UK’s vote to voluntarily exit from the EU, generally referred to as the “Brexit,” triggered short-term financial volatility, including a decline in the value of the Great Britain Pound (“GBP”) in comparison to both the U.S. dollar (“USD”) and the European Union countries’ Euro (“EUR”).  In addition, discussions and negotiations to determine the future terms of the UK’s relationship with the EU are ongoing, and the legal and regulatory framework that will be applicable in the UK may change.  The ongoing uncertainty could have a negative economic impact and result in further volatility in the markets for several years.  The impact of the Brexit referendum and such ongoing uncertainty may result in various economic and financial consequences for businesses operating in the UK, the EU and beyond.

We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries, including the UK.  During fiscal year 2018, approximately 3% of our consolidated net sales were invoiced to customers in the UK through both our Aerospace and Industrial reportable segments.  Approximately 24% of our consolidated net sales were invoiced to customers in Europe overall.  Woodward and its various subsidiaries hold financial assets and liabilities denominated in GBP and EUR, including cash and cash equivalents, accounts receivable, postretirement defined benefit pension plan assets and liabilities, and accounts payable, and the future impacts of the Brexit and the continued uncertainty surrounding the EU could have a material impact on our business, financial condition, results of operations and cash flows.

Changes in the estimates of fair value of reporting units or of long-lived assets, particularly goodwill, may result in future impairment charges, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Over time, the fair values of long-lived assets change.  At September 30, 2018, we had $813,250 of goodwill, representing 21% of our total assets.  We test goodwill for impairment at the reporting unit level on an annual basis as of July 31 of each year and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate.  Future goodwill impairment charges may occur if estimates of fair values decrease, which would reduce future earnings.  We test our indefinite lived intangible asset on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of the indefinite lived intangible asset below its carrying amount.  We also test property, plant, and equipment and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Future asset impairment charges may occur if asset utilization declines, if customer demand decreases, or for a number of other reasons, which would reduce future earnings.  Any such impairment charges could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Impairment charges would also reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the debt and equity markets.

During the fourth quarter of fiscal year 2018, we completed our fiscal year 2018 annual goodwill impairment test.  In performing the annual goodwill impairment test, we determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit.  The identification of reporting units and consideration of aggregation criteria requires management’s judgment.  Further, we use the income approach based on a discounted cash flow method that incorporates various estimates and assumptions.  The results of our fiscal year 2018 annual goodwill impairment test performed as of July 31, 2018 indicated the estimated fair values of each of our reporting units were in excess of their carrying amounts, and accordingly, no impairment existed.  There can be no assurance that our estimates and assumptions of the fair value of our reporting units, the current economic environment, or the other inputs used in forecasting the present value of forecasted cash flows used to estimate the fair value of our reporting units will prove to be accurate projections of future performance, and any material error in our estimates and assumptions, could result in us needing to take a material impairment charge, which would have the effects discussed above.

As part of our ongoing monitoring efforts, we will continue to consider the global economic environment and its potential impact on our businesses, as well as other factors, in assessing goodwill and other long-lived assets for possible indications of impairment.

Our manufacturing activities may result in future environmental costs or liabilities.

We use hazardous materials and/or regulated materials in our manufacturing operations.  We also own, operate, have acquired, and may in the future acquire facilities that were formerly owned and operated by others that used such materials.  The risk that a significant release of regulated materials has occurred in the past or will occur in the future cannot be completely eliminated or prevented.  As a result, we are subject to a substantial number of costly regulations.  In particular, we are required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the United States, the EU, and other territories, including those governing emissions to air, discharges to water, noise and odor emissions, the generation, handling, storage, transportation, treatment and disposal of waste materials, and the cleanup of contaminated properties and human health and safety.  Compliance with these laws and regulations results in ongoing costs.  We cannot be certain that we have been, or will at all times be, in complete compliance with all environmental requirements, or that we will not incur additional material costs or liabilities in connection with these requirements.  In addition, we may be exposed to other environmental costs such as participation in superfund sites or other similar jurisdictional initiatives.

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

Certain of our operations in the United States and internationally involve different employee/employer relationships and the existence of works’ councils.  In addition, approximately 21% of our workforce in the United States is unionized, and is expected to remain unionized for the foreseeable future.  Competition for technical personnel in the industries in which we compete is intense.  Our future success depends in part on our continued ability to hire, train, assimilate, and retain qualified personnel.  There is no assurance that we will continue to be successful in recruiting qualified employees in the future.  Further, we periodically need to renegotiate our collective bargaining agreements, and any failure to negotiate new agreements or extensions in a timely manner could result in work stoppages or slowdowns.  Any significant increases in labor costs, deterioration of employee relations, including any conflicts with works’ councils or unions, or slowdowns or work stoppages at any of our locations, whether due to employee turnover, changes in availability of qualified technical personnel, or otherwise, could have a material adverse effect on our business, our relationships with customers, and our financial condition, results of operations, and cash flows.

Our operations and suppliers may be subject to physical and other risks, including natural disasters that could disrupt production and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations include principal facilities in the United States, China, Germany, and Poland. In addition, we operate sales and service facilities in Brazil, Bulgaria, India, Japan, the Netherlands, the Republic of Korea and the UK. We also have suppliers for materials and parts inside and outside the United States. Our operations and sources of supply could be disrupted by unforeseen events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in countries in which we operate or in which our suppliers are located, any of which could adversely affect our operations and financial performance.  Natural disasters, public health concerns, war, political unrest, terrorist activity, equipment failures, power outages, or other unforeseen events could result in physical damage to, and complete or partial closure of, one or more of our manufacturing facilities, or could cause temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products and significant delays in the shipment of products and the provision of services, which could in turn cause the loss of sales and customers.  Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.  Accordingly, disruption of our operations or the operations of a significant supplier could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our intellectual property rights may not be sufficient to protect all our products or technologies and we may, regardless of intent, infringe on the intellectual property rights of others.

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets and know-how, and prevent others from infringing on our patents, trademarks, and other intellectual property rights.  Some of our intellectual property is not covered by patents (or patent applications) and includes trade secrets and other know-how that is not patentable or for which we have elected not to seek patent protection, including intellectual property relating to our manufacturing processes and engineering designs.  We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks, licenses or other valid intellectual property rights.  Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty; thus, any patents that we own or license from others may not provide us with adequate protection against competitors.  Moreover, the laws of certain foreign jurisdictions do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.  Additionally, our commercial success depends significantly on our ability to operate without infringing upon the patent and other proprietary rights of others.  Our current or future technologies may, regardless of our intent, infringe upon the patents or violate other proprietary rights of third parties.  In the event of such infringement or violation, we may face expensive litigation or indemnification obligations and may be prevented from selling existing products and pursuing product development or commercialization.  If we are unable to sufficiently protect our patent and other proprietary rights or if we infringe on the patent or proprietary rights of others, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

Accounting for retirement, pension and postretirement benefit obligations and related expense requires the use of assumptions, including a weighted-average discount rate, an expected long-term rate of return on assets, a net healthcare cost trend rate, and projected mortality rates, among others.  Benefit obligations and benefit costs are sensitive to changes in these assumptions.  As a result, assumption changes could result in increases in our obligation amounts and expenses.  If interest rates decline, the present value of our postretirement benefit plan liabilities may increase faster than the value of plan assets, resulting in significantly higher unfunded positions in some of our pension plans.  As of September 30, 2018, we had $227,722 in invested pension plan assets.  Investment losses may result in decreases to our pension plan assets.

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

In addition, our revolving credit facility and note purchase agreements contain continuing covenants and events of default regarding our pension plans, including provisions regarding the unfunded liabilities related to those pension plans.  See the discussion above concerning “Our debt obligations and the restrictive covenants in the agreements governing our debt could limit our ability to operate our business or pursue our business strategies, and could adversely affect our business, financial condition, results of operations, and cash flows.”

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

Our financial statements are subject to the application of U.S. GAAP, which are periodically revised and/or expanded.  Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”).  Recently, the FASB revised the accounting standards related to revenue recognition and lease accounting.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q to the extent the impact is known.  An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be fully assessed at this time.  It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our reported results of operations and financial position.  Additionally, any inability by the Company to timely and properly implement such changes could have a material adverse effect on our ability to timely file future financial statements upon adoption of, and in accordance with, such new accounting standards, which could have a material adverse effect on our business and negatively affect our share price.

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

The market price of our common stock has fluctuated over time.  Stock markets in general have experienced extreme price and volume volatility particularly over the past few years.  The trading price of our common stock ranged from a high of $89.30 per share to a low of $68.56 per share during the twelve months ended September 30, 2018.  The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:

•	general economic conditions, particularly in the aerospace, power generation and process and transportation industries;
•	variations in our quarterly results of operation and whether or not we meet our guidance or the expectations of analysts and investors;
•	a change in sentiment in the market regarding our operations or business prospects or the prospects of our competitors and the markets in which we operate;
•	the addition or departure of key personnel; and
•	announcements by us or our competitors of new business, acquisitions or joint ventures.

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

As of September 30, 2018, we had 72,960 shares of common stock issued, of which 11,203 shares were held as treasury shares.  In addition, stockholders who each own 5% or greater of our shares hold a total of approximately 23% of the outstanding shares of our common stock.  During the fourth quarter of fiscal year 2018, the average daily trading volume of our stock was approximately 197 shares.  While the level of trading activity will vary each day, our typical daily trading volume is relatively low and represents only a small percentage of total shares of stock outstanding.  As a result, a stockholder who sells a significant number of shares of stock in a short period of time could negatively affect our share price.

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

Item 2.Properties

Our principal plants are as follows:

United States

Duarte, California – Aerospace segment manufacturing and engineering

Fort Collins, Colorado (two plants) – Corporate headquarters and Aerospace and Industrial segment manufacturing and engineering

Greenville, South Carolina (leased) –Industrial segment manufacturing and Aerospace and Industrial segments engineering

Loveland, Colorado –Industrial segment manufacturing and Aerospace and Industrial segments engineering

Niles, Illinois – Aerospace segment manufacturing and engineering

Rockford, Illinois (two plants) – Aerospace segment manufacturing and engineering

Santa Clarita, California – Aerospace segment manufacturing and engineering

Zeeland, Michigan – Aerospace segment manufacturing and engineering

Other Countries

Aken, Germany (leased) –Industrial segment manufacturing and engineering

Glatten, Germany – Industrial segment manufacturing

Kempen, Germany – Industrial segment manufacturing and engineering

Krakow, Poland – Industrial segment manufacturing and Aerospace and Industrial segments engineering

Stuttgart, Germany – (two plants; one leased) Industrial segment engineering

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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Select Market and is traded under the symbol “WWD.”  At November 2, 2018, there were approximately 900 holders of record.

Performance Graph

The following graph compares the cumulative 10-year total return to stockholders on our common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Industrials index.  The graph shows total stockholder return assuming an investment of $100 (with reinvestment of all dividends) was made on September 30, 2008 in our common stock and in each of the two indexes and tracks relative performance through September 30, 2018.  We have used a period of 10 years as we believe that our stock performance should be reviewed over a period that is reflective of our long-term business cycle.

	9/08	9/09	9/10	9/11	9/12	9/13	9/14	9/15	9/16	9/17	9/18
Woodward, Inc.	$100.00	$69.57	$93.80	$79.92	$99.88	$121.05	$142.20	$122.48	$189.60	$237.22	$248.94
S&P Midcap 400	100.00	96.89	114.11	112.66	144.81	184.89	206.73	209.62	241.75	284.10	324.46
S&P Industrials	100.00	87.30	104.27	99.47	128.92	165.67	193.47	186.41	223.20	273.10	303.63

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
July 1, 2018 through July 31, 2018 (2)	264	$83.21	-	$428,803
August 1, 2018 through August 31, 2018 (2)	-	-	-	428,803
September 1, 2018 through September 30, 2018 (2)	355	80.86	-	428,803

(1)

In November 2016, our Board of Directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the purchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2019.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 264 shares of common stock were acquired in July 2018 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 355 shares of common stock were acquired in September 2018 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Consolidated Balance Sheets.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes which appear in “Item 8 – Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(In thousands except per share amounts)
Net sales (1)	$2,325,873	$2,098,685	$2,023,078	$2,038,303	$2,001,240
Net earnings (1)(2)(3)(4)(5)	180,378	200,507	180,838	181,452	165,844
Earnings per share:
Basic earnings per share	2.93	3.27	2.92	2.81	2.50
Diluted earnings per share	2.82	3.16	2.85	2.75	2.45
Cash dividends per share	0.553	0.485	0.430	0.380	0.320
Income taxes (5)	39,200	52,240	45,648	59,497	61,400
Interest expense	31,770	27,430	26,776	24,864	22,804
Interest income	1,674	1,725	2,025	787	271
Depreciation expense	71,389	55,140	41,550	45,994	43,773
Amortization expense	44,742	25,777	27,486	29,241	33,580
Capital expenditures	127,140	92,336	175,692	286,612	207,106
Weighted-average shares outstanding:
Basic shares outstanding	61,493	61,366	61,893	64,684	66,432
Diluted shares outstanding	63,876	63,512	63,556	66,056	67,776

	At September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Working capital	$523,619	$593,955	$463,811	$579,211	$627,981
Total assets	3,790,649	2,757,109	2,642,362	2,512,404	2,358,603
Long-term debt, less current portion (6)	1,092,397	580,286	577,153	848,488	708,110
Total debt (6)	1,246,032	612,886	727,153	850,918	708,110
Total liabilities (7)	2,252,545	1,385,726	1,429,767	1,359,300	1,197,659
Stockholders’ equity	1,538,104	1,371,383	1,212,595	1,153,104	1,160,944
Full-time worker members	8,277	6,829	6,852	6,955	6,701

Notes:

1.

On June 1, 2018, Woodward and its wholly-owned subsidiary, Woodward Aken GmbH acquired from Rolls-Royce PLC all of the outstanding shares of stock of L’Orange GmbH, together with its wholly-owned subsidiaries in China and Germany, as well as all of the outstanding equity interests of its affiliate, Fluid Mechanics LLC, and their related operations (collectively, “L’Orange”).  As L'Orange was acquired during the third quarter of fiscal year 2018, net sales for fiscal year 2018 included $102,905 of sales from L'Orange during the period June 1, 2018 through September 30, 2018.

2.

In the second quarter of fiscal year 2018, Woodward recorded restructuring charges, net of tax, totaling $12,674, the majority of which relate to the Company’s decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.    The remaining restructuring charges recognized during the second quarter of fiscal year 2018 consist of workforce management costs related to aligning the Company’s industrial turbomachinery business with current market conditions.

3.

In fiscal year 2018, Woodward recorded total charges, net of tax, of $42,018 related to (i) move costs associated with the relocation of our Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado (ii) the purchase accounting impacts recognized in cost of goods sold related to the revaluation of the L’Orange inventory and the amortization of the backlog intangible, (iii) the transaction and integration costs associated with the acquisition of L'Orange, (iv) cost associated with an at-the-money-forward option, (v) warranty and indemnity insurance costs associated with the acquisition of L’Orange, and (vi) German real estate transfer tax costs associated with the acquisition of L’Orange.

4.

In the first quarter of fiscal year 2016, Woodward recorded special charges, net of tax, totaling approximately $10,478 related to its efforts to consolidate facilities, reduce costs and address current market conditions.

5.

In fiscal year 2018, Woodward recognized a tax expense of $10,860, or $0.18 and $0.17 per basic and diluted share, respectively, related to the transition impacts of the change in U.S. tax legislation in December 2017.  In fiscal year 2016, Woodward recognized a tax benefit of $6,500, or $0.10 per basic and diluted share, related to the retroactive impact of the permanent reinstatement of the U.S. research and experimentation credit (“R&E Credit”) pertaining to fiscal year 2015.  In fiscal year 2015, Woodward recognized a tax benefit of $5,818, or $0.09 per basic and diluted share, related to the retroactive impact of the reinstatement of the R&E Credit pertaining to fiscal year 2014.

6.

In addition to the use of cash on hand, to finance the acquisition of L’Orange, in May 2018 Woodward issued an aggregate principal amount of $400,000 of senior unsecured notes in a series of private placement transactions and borrowed $167,420 under its existing revolving credit agreement.

7.

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”).  Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded the $250,000 consideration received from GE for its purchase of a 50% equity interest in the JV as deferred income.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  Total liabilities include $242,387 as of September 30, 2018, $243,347 as of September 30, 2017, and $244,739 as of September 30, 2016 of unamortized deferred income realized related to the JV formation.

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

Our components and integrated systems optimize performance of commercial aircraft, defense aircraft, military ground vehicles and other equipment, gas and steam turbines, wind turbines, including converters and power grid related equipment, industrial diesel, gas, bio-diesel and dual-fuel reciprocating engines, and electrical power systems.  Our innovative motion, fluid, combustion and electrical energy control systems help our customers offer more cost-effective, cleaner, and more reliable equipment.

Management’s discussion and analysis should be read together with the Consolidated Financial Statements and Notes included in this report.  Dollar and number of share amounts contained in this discussion and elsewhere in this Annual Report on Form 10-K are in thousands, except per share amounts.

L’Orange Acquisition

On April 8, 2018, we entered into a Share Purchase Agreement (the “L’Orange Agreement”) with MTU Friedrichshafen GmbH (“MTU”) and MTU America Inc. (together with MTU, the “Sellers”), both of which were subsidiaries of Rolls-Royce PLC (“Rolls-Royce”).  Pursuant to the L’Orange Agreement, we agreed to acquire all of the outstanding shares of stock of L’Orange GmbH, together with its wholly-owned subsidiaries in China and Germany, as well as all of the outstanding equity interests of its affiliate, Fluid Mechanics LLC, and their related operations (collectively, “L’Orange”), for total consideration (including cash consideration and the assumption of certain liabilities) of €700,000, or approximately $811,000 (the “L’Orange Acquisition”).  The L’Orange Acquisition closed on June 1, 2018 (the “Closing”) and L’Orange became a wholly-owned subsidiary of the Company.  L’Orange has been renamed Woodward L’Orange.

L’Orange is a supplier of fuel injection systems for industrial diesel, heavy fuel oil and dual-fuel engines.  L’Orange supplies fuel injection technology for engines that power a wide range of industrial applications including marine power and propulsion systems, special-application off road vehicles, locomotives, oil and gas processing, and power generation.  L’Orange serves many large specialist diesel engine manufacturers, including Rolls-Royce Power Systems’ subsidiaries, MTU and Bergen Engines, and other low to high speed engine builders.  L’Orange has been integrated into the Company’s Industrial segment.

In connection with the Closing, MTU and a subsidiary of Rolls-Royce, and L’Orange, entered into a long-term supply agreement, dated June 1, 2018 (the “LTSA”).  Pursuant to the terms of the LTSA, L’Orange will continue to supply to MTU and its affiliates within Rolls-Royce certain liquid fuel injection systems, injectors, pumps and other associated parts and components for industrial diesel, heavy fuel oil and dual-fuel engines in a manner consistent with the supply of such products prior to the transaction.  The LTSA has an initial term that extends through December 31, 2032.  During the term of the LTSA, MTU will continue to purchase certain of these products exclusively from L’Orange, subject to certain limitations specified therein, at pricing that has been negotiated at arms-length.

Financial information for L’Orange is reflected in our financial statements from the date of the Closing.  As a result of this acquisition, a comparison of results for fiscal year 2018 to fiscal years 2017 and 2016 may not be particularly meaningful.  References to “organic” sales relate to net sales of Woodward businesses excluding those attributable to L’Orange.

BUSINESS ENVIRONMENT AND TRENDS

We serve the aerospace and industrial markets.

Aerospace Markets

Our aerospace products and systems are primarily used to provide propulsion, actuation and motion control in both commercial and defense fixed-wing aircraft, rotorcraft, guided weapons, and other defense systems.

Commercial and Civil Aircraft – In the commercial aerospace markets, global air traffic continued to grow in fiscal year 2018.  Commercial aircraft production increased as aircraft operators take delivery of next generation aircraft models that are required to meet the growing demand for passenger air travel as well as meet the demand for more fuel efficient and lower emission aircraft.  The trend toward the newer generation of aircraft that have recently entered service or are scheduled to go into production over the next several years favors our product offerings because we have more content on those more fuel efficient and lower emission aircraft.  We expect production levels to remain strong due to solid order backlogs for the new aircraft models.  The business and general aviation market demand improved in 2018 as business jet deliveries were slightly up as a result of the introduction of some new models and improving corporate profitability.  Turboprop and helicopter deliveries also improved from the weakness experienced in 2017.  We expect business jet, turboprop and helicopter deliveries to continue improving in fiscal year 2019 due to improved economic conditions and, specific to helicopters, rising oil and gas prices giving rise to increased use in exploration and extraction.

We have content on the Airbus A320neo and A330neo, Bell 429, Boeing 737 MAX, 787, 747-8 and Bombardier CSeries (now majority owned by Airbus and renamed the A220).  We have been awarded content on the 777X, Comac C919, Irkut MS-21 and a variety of business jet platforms, among others.  We continue to explore opportunities on new engine and aircraft programs that are under consideration or have been recently announced.

Defense – The defense industry continues under the minimal-growth regime of the Budget Control Act of 2011 and related procurement reductions and delays.  Although its full impact is uncertain, the National Defense Authorization Act for Fiscal Year 2019, which was signed into law in August 2018, is expected to result in higher levels of funding for procurement and research and development.  Our involvement with a wide variety of defense programs in fixed-wing aircraft, rotorcraft and weapons systems has provided relative stability for our defense market sales, as some newer programs increase (e.g. F-35 Lightning II and KC-46A Tanker) while some legacy programs are reduced (e.g. F/A-18 E/F Super Hornet and V-22 Osprey).  Other programs are relatively steady (e.g. UH-60 Black Hawk and A-64 Apache helicopter programs).  We have significant motion control system content for the refueling boom on the KC-46A, which enters low rate production in late calendar year 2018.  Weapons programs for which we have significant sales include the Joint Direct Attack Munition (“JDAM”), Small Diameter Bomb (“SDB”) and AIM-9X guided tactical weapon systems.  We expect modest production rate increases, relative to recent years, for these weapons programs in fiscal year 2019 which we expect will lead to continued strong demand.

Aftermarket – Our commercial aftermarket business has increased, as our products have been selected for new aerospace platforms and our content has increased across existing platforms.  With the entry into service of the new single aisle aircraft (Boeing 737 MAX and Airbus A320neo), we have seen a significant increase in initial provisioning sales to the operators of these new aircraft.  As new aircraft production levels increase to accommodate passenger demand and mitigate higher operating costs driven largely by higher fuel costs, we expect airlines will retire older generation aircraft as they reach certain age thresholds (commonly around twenty-five years on average).  However, in the past few years, aircraft retirements have decreased because passenger demand has outpaced deliveries of next generation aircraft, forcing older generation legacy aircraft to remain in service longer than anticipated.  This has led to increased demand for repairs and spare parts for older engine programs remaining in service.  In addition, we have experienced gains in commercial aftermarket related to repairs and spare parts for mature legacy programs with large in-service fleets, such as Airbus A320 and Boeing 777.

Global conflicts and growing international demand for various other military programs continue to drive demand for operations of defense aircraft, including fighter jets, transports and both utility and attack rotorcraft, supported by our products and systems.  U.S. Government sustainment funds continue to be prioritized to defense aircraft platforms on which we have content.  Defense aftermarket was down in fiscal year 2018, and we expect it to be variable in future periods, as it has been in the past.  Variability is generally attributable to the cycling of various maintenance and upgrade programs, as well as actual usage.

   Industrial Markets

Our industrial products are used worldwide in various types of turbine- and reciprocating engine-powered equipment, including wind turbines and electric power generation and distribution systems, ships, locomotives, compressors, pumps, and other mobile and industrial machines.

Industrial Turbines – The demand for industrial gas turbines for power generation, which consists mainly of heavy frames, aero derivatives and steam, was down in fiscal year 2018 compared to fiscal year 2017 as a result of excess inventory in the channel, increased efficiency leading to lower overall demand for electricity, and a decrease in volume resulting from the penetration of renewable power sources.  Start reliability, fuel flexibility, and part-load efficiency are all key drivers of the turbine market as the conversion from coal to natural gas usage continues, and we believe Woodward is well positioned to meet these market needs on the existing and next generation turbines.  Though the increasing global demand for energy supports long-term growth for industrial gas turbines, we now project that the industrial gas turbine business may not begin to recover until 2020 due to weak near-term demand for electricity resulting from the continuing penetration of renewable power sources and greater efficiency in energy demand.

Reciprocating Engines – Woodward’s key markets for engine control technologies are power generation, transportation (including natural gas fueled trucks in Asia, mining, and marine shipping), and oil and gas.  Although in 2018 there was weak market demand created by the uncertainty in both the supply and price stability of natural gas in China, sales of fuel systems for natural gas fueled trucks in China are expected to stabilize and recover in 2019 and grow over the long-term.  An improving economy and the Chinese government’s continued encouragement of natural gas usage under its initiative on air quality improvement is expected to create strong demand.  In addition, we saw increased sales of large engines used in oil and gas and distributed power generation applications in 2018 related to increasing rig counts and capital investments.  We anticipate these trends to continue into fiscal year 2019.  We expect customer share gains and increased scope on the latest generation reciprocating engines, as well as continued demand for aftermarket products and services, to have a favorable impact on Woodward in fiscal year 2019.  Government emissions requirements across many regions and new engine applications are driving demand for more sophisticated control systems, as is customer demand for improved engine efficiencies and increased reliability.  Energy policies in some countries encourage the use of natural gas and other alternative fuels over carbon-rich petroleum fuels, which we expect will drive increased demand for our alternative fuel clean engine control technologies.

Renewable Power – The renewable power industry continued to grow in fiscal year 2018 and is expected to grow at a more moderate pace through the next decade.  The shift from government subsidies to auction-based schemes, under which projects must bid a price per kilowatt hour to be awarded the project, has continued to drive down market pricing and intensify competition, although price erosion in Europe and India did stabilize through the course of fiscal year 2018.  The arrival of Chinese OEMs in the European markets is expected to further contribute to price erosion.  Pressure to reduce the levelized costs of energy (“LCOE”) remains high and is expected to continue to drive down capital investment and operating costs for both onshore and offshore wind, with the LCOE in many cases expected to achieve parity with or be below fossil fuel energy sources.  Consolidation within the renewables market is expected to continue due to increased competition and price erosion.  The current technology trend for larger turbines (greater than 4 megawatts) and shorter platform lifecycles will continue to transform OEM product portfolios with demand for smaller designs (less than 2 megawatts) expected to continue their decline, particularly in the European markets.  Woodward expects market growth in offshore turbines to continue to benefit from the economic pressures in the onshore turbine market.  While the renewable power market remains robust, Woodward was unfavorably impacted in fiscal year 2018 as customers transitioned to wind turbines with less Woodward content.  Looking forward, we expect we will regain market share as new wind turbine platforms launch with increased Woodward content.  We anticipate the integration of renewable energy sources into the grid and increased global energy demand, along with the advancement of storage technologies, will drive new opportunities for our advanced control and protection solutions.

RESULTS OF OPERATIONS

Operational Highlights

Net sales for fiscal year 2018 were $2,325,873, an increase of $227,188, or 10.8%, from $2,098,685 for the prior fiscal year.  Organic net sales for fiscal year 2018, which exclude $102,905 of net sales attributable to L’Orange, increased by $124,283 to $2,222,968, or 5.9%, compared to fiscal year 2017.  Foreign currency exchange rates had a favorable impact on net sales of $19,625 for fiscal year 2018 as compared to the prior fiscal year.  Aerospace segment sales for fiscal year 2018 were up 16.1% to $1,557,988, compared to $1,342,339 for the prior fiscal year.  Industrial segment sales for fiscal year 2018 were $767,885, up 1.5% compared to $756,346 for fiscal year 2017.  Foreign currency exchange rates had a favorable impact on Industrial segment net sales of $16,704 for fiscal year 2018 as compared to the prior fiscal year.  Organic Industrial segment sales, which exclude $102,905 of net sales attributable to L’Orange, were down 12.1% to $664,980, compared to $756,346 for the prior fiscal year.

Net earnings for fiscal year 2018 were $180,378, or $2.82 per diluted share, compared to $200,507, or $3.16 per diluted share, for fiscal year 2017.  Adjusted net earnings for fiscal year 2018 were $245,930, or adjusted earnings per share of $3.85 per diluted share.

The effective tax rate in fiscal year 2018 was 17.9%, compared to 20.7% for the prior fiscal year, primarily due the December 2017 changes in the U.S. federal tax law.

Earnings before interest and taxes (“EBIT”) for fiscal year 2018 were $249,674, down 10.3% from $278,452 in fiscal year 2017.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal year 2018 were $365,805, up 1.8% from $359,369 for fiscal year 2017.  Adjusted EBIT and adjusted EBITDA for fiscal year 2018 were $325,666 and $423,736, respectively.

Aerospace segment earnings as a percent of segment net sales increased slightly to 19.4% in fiscal year 2018 from 19.2% in the prior fiscal year.  Industrial segment earnings as a percent of segment net sales in fiscal year 2018 decreased to 6.2% from 10.4% in the prior fiscal year.  Adjusted Industrial segment earnings as a percent of segment net sales were 10.7% for fiscal year 2018.

Adjusted net earnings, adjusted earnings per share, EBIT, adjusted EBIT, EBITDA and adjusted EBITDA and adjusted Industrial segment earnings are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Measures” in this Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Liquidity Highlights

Net cash provided by operating activities for fiscal year 2018 was $299,292, compared to $307,537 for fiscal year 2017.  Free cash flow, which we define as net cash flows provided by operating activities less payments for property, plant and equipment, was $172,152 for fiscal year 2018, compared to $215,201 for fiscal year 2017.  Higher payments for plant, property and equipment in fiscal year 2018 were largely the result of renovations at our Drake Campus in Fort Collins, Colorado.  In addition, we continue to invest in equipment for our second campus in the greater-Rockford, Illinois area.  (A reconciliation of free cash flow, a non-U.S. GAAP financial measure, to the closest U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Measures” in this Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

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

At September 30, 2018, we held $83,594 in cash and cash equivalents, including restricted cash of $3,635, and had total outstanding debt of $1,246,032 with additional borrowing availability of $721,976, net of outstanding letters of credit, under our revolving credit agreement.  At September 30, 2018, we had additional borrowing capacity of $7,440 under various foreign lines of credit and foreign overdraft facilities.

Consolidated Statements of Earnings and Other Selected Financial Data

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Year Ended September 30,
	2018		2017		2016
		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$2,325,873	100%	$2,098,685	100%	$2,023,078	100%
Costs and expenses:
Cost of goods sold	1,719,675	73.9	1,526,126	72.7	1,483,960	73.4
Selling, general, and administrative expenses	192,757	8.3	176,633	8.4	174,017	8.6
Research and development costs	148,279	6.4	126,519	6.0	126,170	6.2
Restructuring charges	17,013	0.7	-	-	-	-
Interest expense	31,770	1.4	27,430	1.3	26,776	1.3
Interest income	(1,674)	(0.1)	(1,725)	(0.1)	(2,025)	(0.1)
Other expense (income), net	(1,525)	(0.1)	(9,045)	(0.4)	(12,306)	(0.6)
Total costs and expenses	2,106,295	90.6	1,845,938	88.0	1,796,592	88.8
Earnings before income taxes	219,578	9.4	252,747	12.0	226,486	11.2
Income tax expense	39,200	1.7	52,240	2.5	45,648	2.3
Net earnings	$180,378	7.8	$200,507	9.6	$180,838	8.9

Other select financial data:

	September 30,	September 30,
	2018	2017
Working capital	$523,619	$593,955
Short-term borrowings	153,635	32,600
Total debt	1,246,032	612,886
Total stockholders' equity	1,538,104	1,371,383

2018 RESULTS OF OPERATIONS

2018 Net Sales Compared to 2017

Consolidated net sales for fiscal year 2018 increased by $227,188, or 10.8%, compared to fiscal year 2017.  Organic consolidated net sales for fiscal year 2018, which excludes $102,905 of net sales attributable to L’Orange, increased by 5.9%, compared to fiscal year 2017.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the year ended September 30, 2017	$2,098,685
Aerospace volume	204,851
Industrial volume	(104,729)
Sales attributable to L'Orange	102,905
Effects of changes in price and sales mix	4,536
Effects of changes in foreign currency rates	19,625
Consolidated net sales for the year ended September 30, 2018	$2,325,873

The increase in net sales for fiscal year 2018 is primarily attributable to increased commercial and defense original equipment manufacturer (“OEM”) and commercial aftermarket sales in the Aerospace segment, partially offset by ongoing weakness in organic net sales volumes across the majority of the Industrial segment.  Net sales attributable to L’Orange more than offset the organic Industrial segment sales decline in fiscal year 2018.

Our worldwide sales activities are primarily denominated in USD, EUR, GBP, Japanese Yen (“JPY”), and Chinese Renminbi (“RMB”).  As the USD, EUR, GBP, JPY and RMB fluctuate against each other and other currencies, we are exposed to gains or losses on sales transactions.  For additional information on foreign currency exchange rate risk, please refer to the risk factor titled “We derive a significant portion of our revenues from sales to countries outside the United States and purchase raw materials and components from suppliers outside of the U.S.; therefore, we are subject to the risks inherent in doing business in other countries” set forth under the caption “Risk Factors” in Part I, Item 1A and Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-K.

2018 Costs and Expenses Compared to 2017

Cost of goods sold increased by $193,549 to $1,719,675, or 73.9% of net sales, for fiscal year 2018 from $1,526,126, or 72.7% of net sales, for fiscal year 2017.  The increase in cost of goods sold in fiscal year 2018 as compared to fiscal year 2017 is primarily attributable to higher sales volume, additional costs of goods sold attributable to L’Orange sales, higher manufacturing costs related to increased capacity expansion costs to support increased production levels, and learning curve effects, partially offset by savings from cost reduction initiatives in our Industrial segment.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 26.1% for fiscal year 2018, compared to 27.3% for fiscal year 2017.  The decrease in gross margin is primarily attributable to the cost of goods sold impact of an adjustment of $34,385 to record the acquired L’Orange inventories at their fair value as of the acquisition date and the amortization of the acquired L’Orange backlog intangible asset.  Both the L’Orange inventory fair value adjustment and backlog intangible asset are recognized as a non-cash increase to cost of goods sold.  Also contributing to the decrease are higher manufacturing costs related to increased capacity expansion costs to support increased production levels, and unfavorable product mix, which more than offset the favorable impact of increased sales volume driven by our Aerospace segment.

Selling, general and administrative expenses increased by $16,124, or 9.1%, to $192,757 for fiscal year 2018, as compared to $176,633 for fiscal year 2017.  The increase in selling, general, and administrative expenses for fiscal year 2018 is partially attributable to L’Orange selling, general and administrative expenses.  The remaining increase was primarily due to acquisition-related charges recorded in fiscal year 2018 associated with the acquisition of L’Orange, including acquisition transaction and integration costs of $5,208, warranty and indemnity insurance costs of $4,293, and German real estate transfer tax charges of $3,385.  Excluding these acquisition-related charges, selling, general and administrative expenses as a percentage of net sales was 7.7% for fiscal year 2018, compared to 8.4% for fiscal year 2017.

Research and development costs increased by $21,760, or 17.2%, to $148,279 for fiscal year 2018, as compared to $126,519 for fiscal year 2017.  Research and development costs as a percentage of net sales increased to 6.4% for fiscal year 2018 as compared to 6.0% for fiscal year 2017.

Research and development costs in fiscal year 2018 were higher due to increased spending on new awards and opportunities being pursued primarily in our Aerospace segment, as well as variability in the timing of projects and expenses.  In addition, fiscal year 2018 included research and development costs attributable to L’Orange.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Restructuring charges of $17,013 in fiscal year 2018 relate primarily to workforce management cost associated with the Company’s decision in the second quarter of fiscal year 2018 to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.  Also included in the restructuring charges for fiscal year 2018 were workforce management costs related to the Company’s ongoing effort to align its industrial turbomachinery business with current market conditions.  All of the restructuring charges recorded in fiscal 2018 were recorded as nonsegment expenses.  There were no comparable costs and expenses recorded in fiscal year 2017.

Interest expense increased to $31,770, or 1.4% of net sales for fiscal year 2018, compared to $27,430, or 1.3% of net sales, for fiscal year 2017.  The increase in interest expense in fiscal year 2018 compared to fiscal year 2017 is due to the additional interest expense associated with the financing of the L’Orange Acquisition.  Related to the acquisition, in the third quarter of fiscal year 2018 we issued an aggregate principal amount of $400,000 of senior unsecured notes in a series of private placement transactions and borrowed $167,420 under our revolving credit agreement to fund the acquisition.

Other income, net was $1,525 for fiscal year 2018, compared to other income, net of $9,045 for fiscal year 2017.  On April 18, 2018, the Company entered into a forward option whereby, on May 30, 2018, the Company had the ability to exercise its option to purchase €490,000 on June 1, 2018 using U.S. dollars at a fixed exchange rate of 1.2432 (the “Forward Option”).  The decrease in other income, net in fiscal year 2018 compared to fiscal year 2017 is primarily attributable to a one-time cost of $5,543 associated with the Forward Option.  We entered into the Forward Option to manage our exposure to fluctuations in the Euro prior to the anticipated close of the L’Orange Acquisition.  We did not enter into the Forward Option for trading or speculative purposes.  Refer to Note 16,  Other (income) expense, net in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further information on the items include in other income, net.

Income taxes were provided at an effective rate on earnings before income taxes of 17.9% for fiscal year 2018, compared to 20.7% for fiscal year 2017.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

Effective tax rate for the year ended September 30, 2017		20.7%
Current year effect of U.S. federal corporate rate reduction		(10.5)
Effect of U.S. federal corporate rate reduction on net current year U.S. deferred tax activity		2.0
Impact of the Tax Act:
Effect of U.S. federal corporate rate reduction on net beginning U.S. deferred tax liability	(5.0)
Transition tax	6.2
Increased deferred tax liability associated with anticipated repatriation taxes	3.7
Net impact of enactment of the Tax Act		4.9

Taxes on international activities		5.8
Research and experimentation credit		(1.6)
State and local taxes		(0.3)
Adjustment of prior period tax items		(4.1)
Other		1.0
Effective tax rate for the year ended September 30, 2018		17.9%

The decrease in the effective tax rate for fiscal year 2018 compared to fiscal year 2017 is primarily attributable to the current year impact of the U.S. federal corporate tax rate reduction in connection with the enactment of “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”), which was partially offset by a net unfavorable impact from the Tax Act of $10,860 in fiscal year 2018.  Also contributing to the decrease in the effective tax rate was the fiscal year 2018 research and experimentation credit, which was higher than the fiscal year 2017 credit, as well as larger favorable resolutions of tax matters in fiscal year 2018 compared to fiscal year 2017.    The overall decrease in the effective tax rate was partially offset by the fiscal year 2017 benefit from the repatriation to the U.S. of certain net foreign profits and losses, which did not repeat in fiscal year 2018.

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

The total amount of the gross liability for worldwide unrecognized tax benefits reported in other liabilities in the Consolidated Balance Sheets was $8,364 at September 30, 2018 and $20,132 at September 30, 2017.  At September 30, 2018, the amount of the liability for unrecognized tax benefits that would impact Woodward’s effective tax rate, if recognized, was $3,288.  We accrue for potential interest and penalties related to unrecognized tax benefits in tax expense.  Woodward had accrued interest and penalties of $279 as of September 30, 2018 and $1,123 as of September 30, 2017.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense.  Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2017 and thereafter.  In fiscal year 2018, Woodward concluded its U.S. federal income tax examinations through fiscal year 2016.  Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2014 and thereafter.  Fiscal years remaining open to examination in significant foreign jurisdictions include 2008 and thereafter.

Segment Results

The following table presents sales by segment:

	Year Ended September 30,
	2018		2017		2016
Net sales:
Aerospace	$1,557,988	67.0%	$1,342,339	64.0%	$1,233,176	61.0%
Industrial	767,885	33.0	756,346	36.0	789,902	39.0
Consolidated net sales	$2,325,873	100.0%	$2,098,685	100.0%	$2,023,078	100.0%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Year Ended September 30,
	2018	2017	2016
Aerospace	$301,803	$257,813	$232,166
Industrial	47,938	78,991	82,237
Nonsegment expenses	(100,067)	(58,352)	(63,166)
Interest expense, net	(30,096)	(25,705)	(24,751)
Consolidated earnings before income taxes	219,578	252,747	226,486
Income tax expense	39,200	52,240	45,648
Consolidated net earnings	$180,378	$200,507	$180,838

The following table presents segment earnings as a percent of segment net sales:

	Year Ended September 30,
	2018	2017	2016
Aerospace	19.4%	19.2%	18.8%
Industrial	6.2	10.4	10.4

2018 Segment Results Compared to 2017

Aerospace

Aerospace segment net sales were $1,557,988 for fiscal year 2018, up 16.1% compared to $1,342,339 for fiscal year 2017.  The increase in segment net sales for fiscal year 2018 as compared to fiscal year 2017 was driven primarily by increased commercial and defense OEM and commercial aftermarket sales.  Defense aftermarket sales were down in fiscal year 2018 as compared to fiscal year 2017.

Commercial OEM sales were up in fiscal year 2018 as compared to fiscal year 2017, driven by ongoing ramp-up in production of next generation aircraft on which we have increased content, as well as business jets and rotorcraft, which finished the fiscal year particularly strong.

Commercial aftermarket sales increased significantly in fiscal year 2018 as compared to fiscal year 2017, benefitting from both the initial provisioning for new platforms and increased utilization of existing fleets.

U.S. government funds continue to be prioritized for defense platforms on which we have content.  Defense OEM sales increased in fiscal year 2018 compared to fiscal year 2017, driven primarily by continued strong demand for smart weapons, as well as growing international demand for various other military programs.  Sales of fixed wing and rotorcraft platforms continued to improve compared to the prior year, particularly in the second half of fiscal year 2018.  Defense aftermarket sales continued to decrease in fiscal year 2018 as compared to the fiscal year 2017, reflecting variability in the timing of continued maintenance needs and upgrade programs.

Aerospace segment earnings increased by $43,990, or 17.1%, to $301,803 for fiscal year 2018, compared to $257,813 for fiscal year 2017.  The net increase in Aerospace segment earnings for fiscal year 2018 was due to the following:

Earnings for the year ended September 30, 2017	$257,813
Sales volume	102,498
Price, sales mix and productivity	(20,509)
Production capacity expansion costs	(14,868)
Increases in research and development expenses	(11,978)
Other, net	(11,153)
Earnings for the year ended September 30, 2018	$301,803

Aerospace segment earnings as a percentage of segment net sales were 19.4% for fiscal year 2018, compared to 19.2% for fiscal year 2017.  Aerospace segment earnings in fiscal year 2018 benefitted from higher sales volume, which was partially offset by unfavorable product sales mix, higher manufacturing costs related to increased capacity expansion costs to support increased production levels, and learning curve effects.  Aerospace segment earnings were also negatively impacted by increased investment in research and development for new program awards and opportunities being pursued.

Industrial

Industrial segment net sales increased by 1.5% to $767,885 for fiscal year 2018, compared to $756,346 for fiscal year 2017.  Foreign currency exchange rates had a favorable impact on segment net sales of $16,704 for fiscal year 2018.  Organic Industrial segment net sales, which excludes $102,905 of net sales attributable to L’Orange, were $664,980 for fiscal year 2018, a decrease of 12.1% compared to fiscal year 2017.

The overall decrease in organic Industrial segment net sales in fiscal year 2018 was primarily due to declines in industrial gas turbines and renewables sales.  The decline in industrial gas turbine sales was the result of increased efficiency leading to lower overall demand for electricity and a decrease in volume resulting from the penetration of renewable power sources.  We project that the industrial gas turbine business may not begin to recover until 2020.  The sales decline in our renewables business was due to the short-term unfavorable impact of platform transitions by some of our customers.  However, new platform offerings that started in the second half of fiscal year 2018 contributed to improved sequential and year-over-year renewables sales growth in the fourth quarter of fiscal year 2018, which we expect will continue into fiscal year 2019.

Sales of fuel systems for compressed natural gas (“CNG”) trucks in Asia decreased in fiscal year 2018 compared to fiscal year 2017 due to weak market demand created by the uncertainty of natural gas supply and price stability.  However, we expect this market to recover in fiscal year 2019, as the Chinese government continues to encourage natural gas usage under its initiative on air quality improvement.

Industrial segment earnings decreased by $31,053, or 39.3%, to $47,938 for fiscal year 2018, compared to $78,991 for fiscal year 2017.  Adjusted Industrial segment earnings, which exclude certain purchase accounting impacts related to the L’Orange Acquisition, were $82,323, an increase of 4.2% compared to fiscal year 2017.  The net decrease in Industrial segment earnings for fiscal year 2018 was due to the following:

Earnings for the year ended September 30, 2017	$78,991
Sales volume	(50,124)
Price, sales mix and productivity	6,462
Savings from cost reduction initiatives	5,625
Impact of L'Orange acquisition	(9,395)
Effects of changes in foreign currency rates	2,271
Other, net	14,108
Earnings for the year ended September 30, 2018	$47,938

Industrial segment earnings as a percentage of segment net sales were 6.2% for fiscal year 2018, compared to 10.4% for fiscal year 2017.  Adjusted Industrial segment earnings as a percentage of segment net sales were 10.7% for fiscal year 2018.  The decrease in segment earnings as a percentage of sales for fiscal year 2018 was primarily due to sales volume decreases.

Nonsegment expenses

Nonsegment expenses increased to $100,067 for fiscal year 2018, compared to $58,352 for fiscal year 2017.  The increase in nonsegment expenses in fiscal year 2018 as compared to fiscal year 2017 is due to certain charges related to the acquisition of L’Orange (“L’Orange Acquisition Related Charges”) recognized in the second half of fiscal year 2018, as well as restructuring charges of $17,013 and Duarte move related costs of $6,165 recognized in fiscal year 2018.  The L’Orange Acquisition Related Charges recognized in the third quarter of fiscal year 2018 included (i) merger and acquisition transaction and integration costs, (ii) cost associated with the Forward Option, (iii) warranty and indemnity insurance costs, and (iv) German real estate transfer tax costs.  Excluding these nonsegment expenses recorded in fiscal year 2018, nonsegment expenses as a percent of consolidated net sales decreased to 2.5% of consolidated net sales for fiscal year 2018, compared to 2.8% of consolidated net sales for fiscal year 2017.

2017 RESULTS OF OPERATIONS

2017 Sales Compared to 2016

Consolidated net sales for fiscal year 2017 increased 3.7% to $2,098,685 from $2,023,078 in fiscal year 2016.  Details of the changes in consolidated net sales are as follows:

Consolidated net sales for the year ended September 30, 2016	$2,023,078
Aerospace volume	98,340
Industrial volume	(25,399)
Effects of changes in price and sales mix	7,680
Effects of changes in foreign currency rates	(5,014)
Consolidated net sales for the year ended September 30, 2017	$2,098,685

The increase in net sales for fiscal year 2017 was primarily attributable to increased defense OEM sales and increased commercial aftermarket and OEM sales in the Aerospace segment and increased sales of fuel systems for CNG trucks in Asia in our Industrial segment, partially offset by decreased industrial gas turbine aftermarket and OEM sales and wind turbine converter sales in our Industrial segment.

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

Cost of goods sold increased by $42,166 to $1,526,126, or 72.7% of net sales, for fiscal year 2017 from $1,483,960, or 73.4% of net sales, for fiscal year 2016.  The increase in cost of goods sold for fiscal year 2017 as compared to fiscal year 2016 is primarily attributable to higher sales volume and planned facility ramp-up costs in our Aerospace segment in fiscal year 2017.  Fiscal year 2017 also included increased new facility expenses for our new Colorado facilities as compared to the prior fiscal year.  The increase year-over-year was partially offset by the inclusion of special charges in fiscal year 2016 of approximately $13,300, as described above, for which no such similar charge was recorded in fiscal year 2017.

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

Interest expense increased to $27,430, or 1.3% of net sales for fiscal year 2017, compared to $26,776, or 1.3% of net sales, for fiscal year 2016.  The slight increase in interest expense is primarily attributable to lower amounts of capitalized interest as compared to fiscal year 2016, as capital projects were completed in fiscal year 2017, partially offset by a decrease in higher interest debt due to the retirement of $57,000 of 7.81% Series E notes in fiscal year 2016.

Income taxes were provided at an effective rate on earnings before income taxes of 20.7% for fiscal year 2017, compared to 20.2% for fiscal year 2016.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

Effective tax rate for the year ended September 30, 2016	20.2%
Research and experimentation credit	3.6
State and local taxes	(0.7)
Adjustment of prior period tax items	(0.7)
Taxes on international activities	(5.4)
Net excess income tax benefit from stock-based compensation	1.2
Domestic production activity deduction	0.6
Other	1.9
Effective tax rate for the year ended September 30, 2017	20.7%

The increase in the year-over-year effective tax rate for fiscal year 2017 compared to fiscal year 2016 was primarily attributable to the retroactive benefit of the U.S. research and experimentation credit pursuant to the December 18, 2015 enactment of the Protecting Americans from Tax Hikes Act of 2015, which was included in the effective tax rate for the first quarter of fiscal year 2016, but did not repeat in fiscal year 2017, and a smaller favorable rate adjustment for the net excess income tax benefit from stock-based compensation in fiscal year 2017 compared to fiscal year 2016.  This increase was partially offset by the impact of the repatriation to the United States of certain net foreign profits and losses in the first quarter of fiscal year 2017.  The U.S. foreign tax credits available as a result of the repatriation of the foreign net earnings were greater than the U.S. taxes payable on these net foreign earnings.  The excess U.S. foreign tax credits are expected to be used to offset U.S. taxes on other foreign source income.  In addition this increase was also partially offset by larger favorable resolutions of tax matters in fiscal year 2017 compared to fiscal year 2016.

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

Defense OEM sales increased in fiscal year 2017 compared to fiscal year 2016, driven by sales of smart weapons, as demand was strong.  Defense aftermarket sales decreased slightly in fiscal year 2017 as compared to fiscal year 2016, reflecting variability in the timing of continued maintenance needs and upgrade programs.

Commercial aftermarket sales increased significantly in fiscal year 2017 as compared to fiscal year 2016, benefitting from both the initial provisioning for new platforms and increased utilization of existing fleets.

Commercial OEM sales were up for fiscal year 2017 as compared to fiscal year 2016 due to next generation aircraft programs driving strong commercial OEM sales, reflecting the increased production of certain next generation aircraft on which Woodward has increased content, partially offset by continued weakness in business jets and rotorcraft.

Aerospace segment earnings increased by $25,647, or 11.0%, to $257,813 for fiscal year 2017, compared to $232,166 for fiscal year 2016.  The increase in Aerospace segment earnings for fiscal year 2017 were due to the following:

Earnings for the year ended September 30, 2016	$232,166
Sales volume	50,555
Price, sales mix and productivity	(6,032)
New facility costs	(11,462)
Joint venture earnings	(3,635)
Other, net	(3,779)
Earnings for the year ended September 30, 2017	$257,813
Aerospace segment earnings as a percentage of segment net sales were 19.2% for fiscal year 2017, compared to 18.8% for fiscal year 2016.  The increase in Aerospace segment earnings was primarily attributable to higher sales volume, partially offset by new facility costs, unfavorable mix and lower earnings from Woodward’s strategic joint venture with GE (the “JV”).

Industrial

Industrial segment net sales decreased by 4.2% to $756,346 for fiscal year 2017, compared to $789,902 for fiscal year 2016.  Industrial gas turbine aftermarket and OEM sales and renewables sales declined in fiscal year 2017 as compared to fiscal year 2016.  The decline in industrial gas turbine sales was the result of excess inventory in the channel, increased efficiency, and the impact of renewables.  The decline in renewables sales was due to unfavorable regional dynamics in the wind turbine market, as well as short-term platform transitions by some of our customers.  Sales of fuel systems for CNG trucks in Asia increased in fiscal year 2017 as compared to fiscal year 2016 as the Chinese government was and continues to encourage natural gas usage.  In addition, reciprocating engine power generation applications were up in fiscal year 2017 as compared to fiscal year 2016.

Industrial segment earnings decreased by $3,246, or 3.9%, to $78,991 for fiscal year 2017, compared to $82,237 for fiscal year 2016.  The decrease in Industrial segment earnings for fiscal year 2017 was due to the following:

Earnings for the year ended September 30, 2016	$82,237
Sales volume	(14,042)
Price, sales mix and productivity	(3,506)
Savings from cost reduction initiatives	17,233
New facility costs	(4,692)
Effects of changes in foreign currency rates	(870)
Other, net	2,631
Earnings for the year ended September 30, 2017	$78,991

Industrial segment earnings as a percentage of sales were 10.4% for both fiscal years 2017 and 2016.  The decrease in segment earnings for fiscal year 2017 as compared to the same period of fiscal year 2016 was driven primarily by the impact of lower sales volume, unfavorable sales mix, and the increase in new facility costs, which were partially offset by the savings associated with cost reduction initiatives that had been previously implemented.

Nonsegment expenses

Nonsegment expenses decreased to $58,352 for fiscal year 2017, compared to $63,166 for fiscal year 2016.  As a percent of net sales, nonsegment expenses were 2.8% of net sales for fiscal year 2017, compared to 3.1% of net sales for fiscal year 2016.  The decrease in nonsegment expenses in fiscal year 2017 as compared to fiscal year 2016 was due to special charges taken in the first quarter of fiscal year 2016 as described above, which did not recur in fiscal year 2017, partially offset by normal variability in costs.

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

Our aggregate cash and cash equivalents were $83,594 at September 30, 2018 and $87,552 at September 30, 2017, and our working capital was $523,619 at September 30, 2018 and $593,955 at September 30, 2017.  Of the cash and cash equivalents held at September 30, 2018, $3,635 is restricted in its use and $77,065 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.  The additional uncertainty associated with the Tax Act increases the impracticality of determining this income tax liability.

We do not believe the one-time repatriation tax on deferred foreign income resulting from the Tax Act, which is expected to be paid over an eight year period beginning in January 2019, will have a significant impact on our cash flows in any individual fiscal year.

Consistent with common business practice in China, our Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft.  The issuing financial institution is the obligor, not our customers.  Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance.  We had bankers’ acceptance notes of $23,191 at September 30, 2018 and $38,243 at September 30, 2017 recorded as non-customer accounts receivable in our Consolidated Balance Sheets.  We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy and to which the credit risks associated with the bankers’ acceptance notes are believed to be low.

Our revolving credit facility matures in April 2020 and provides a borrowing capacity of up to $1,000,000 with the option to increase total available borrowings to up to $1,200,000, subject to lenders’ participation.  We can borrow against our revolving credit facility as long as we are in compliance with all of our debt covenants.  Borrowings under the revolving credit facility can be made in U.S dollars or in foreign currencies other than the U.S. dollar provided that the U.S dollar equivalent of any foreign currency borrowings and U.S. dollar borrowings does not, in total, exceed the borrowing capacity of the revolving credit facility.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our common stock, payments of dividends, acquisitions, and facilities expansions.  On May 31, 2018, we borrowed $167,420 under our revolving credit facility to finance a portion the L’Orange Acquisition.  On October 1, 2018, we borrowed $100,000 under our revolving credit facility to pay an aggregate principal amount of $100,000 in debt related to our Series D Notes, which matured and became payable on that date.

In addition to our revolving credit facility, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of our revolving credit facility and our other credit facilities, see Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplemental Data.”

On May 31, 2018, we entered into a note purchase agreement (the “2018 Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $400,000 of senior unsecured notes comprised of (a) $85,000 aggregate principal amount of its Series P Senior Notes due May 30, 2025 and bearing interest at a rate of 4.27% per annum, (b) $85,000 aggregate principal amount of its Series Q Senior Notes due May 30, 2027 and bearing interest at a rate of 4.35% per annum, (c) $75,000 aggregate principal amount of its Series R Senior Notes due May 30, 2029 and bearing interest at a rate of 4.41% per annum, (d) $75,000 aggregate principal amount of its Series S Senior Notes due May 30, 2030 and bearing interest at a rate of 4.46% per annum, and (e) $80,000 aggregate principal amount of its Series T Senior Notes due May 30, 2033 and bearing interest at a rate of 4.61% per annum (collectively, the “2018 Notes”).

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

At September 30, 2018, we had total outstanding debt of $1,246,032 consisting primarily of amounts borrowed under our revolving credit facility and various series of unsecured notes due between 2018 and 2033, with additional borrowing availability of $721,976 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,440 under various foreign credit facilities.  As of September 30, 2018, an aggregate principal amount of $100,000 in debt related to our Series D Notes, which matured and was paid on October 1, 2018 using proceeds from borrowings under our revolving credit facility, and an aggregate principal amount of $43,000 in debt related to our Series F Notes, which mature and are payable in April 2019, were classified as long-term based on our intent and ability to refinance this debt using cash proceeds from our existing revolving credit facility which, in turn, is expected to be repaid beyond the next twelve months.  For further discussion of our notes, see Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplemental Data.”

At September 30, 2018, we had $266,541 of borrowings outstanding under our revolving credit facility, $150,000 of which was classified as short-term borrowings based on our intent and ability to pay this amount in the next twelve months.  Of these borrowings, as of September 30, 2018, $241,000 is denominated in U.S. dollars and €25,541 is denominated in Euro.  Revolving credit facility and short-term borrowing activity during the fiscal year ended September 30, 2018 were as follows:

Maximum daily balance during the period	$439,654
Average daily balance during the period	$238,608
Weighted average interest rate on average daily balance	2.79%

We believe we were in compliance with all our debt covenants as of September 30, 2018.  See Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplemental Data,” for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

In fiscal year 2018, we entered into the L’Orange Agreement.  Pursuant to the L’Orange Agreement, we agreed to acquire all of the outstanding shares of stock of L’Orange.  We completed the acquisition of L’Orange on June 1, 2018, for total consideration (including cash consideration and the assumption of certain liabilities) of €700,000, or approximately $811,000.  The cash consideration was financed through the use of cash on hand, the issuance of the 2018 Notes and $167,420 borrowed under our existing revolving credit facility.  In connection with these borrowings, the Company entered into cross currency swap transactions, which effectively lowered the interest rate on each tranche of the 2018 Notes and the borrowings under the existing revolving credit agreement (see Note 7, Derivative instruments and hedging activities in the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplemental Data,” for more information).

On April 18, 2018, we entered into the Forward Option at a cost of $5,543 to manage our exposure to fluctuations in the Euro prior to the anticipated close of the L’Orange Acquisition.  We did not enter into the Forward Option for trading or speculative purposes.  On May 30, 2018, we had the ability to exercise the option to purchase €490,000 on June 1, 2018 using U.S. dollars at a fixed exchange rate of 1.2432.  As the spot rate was below 1.2432 on May 30, 2018, we elected not to exercise the option and a loss of $5,543 was recognized on the Forward Option in “other (income) expense, net” in the Consolidated Statements of Earnings in the fiscal year ended September 30, 2018.

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

On January 4, 2016, we consummated the formation of the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year beginning January 4, 2017 subject to certain claw-back conditions.  The $250,000 cash consideration received from GE on January 4, 2016 was taxable in the United States upon receipt.  The taxes of approximately $95,000 associated with this cash consideration were paid through estimated payments made during fiscal year 2016. To date, GE has made contingent consideration payments to Woodward in an amount totaling $9,788.

In the first quarter of fiscal year 2016, we executed a 10b5-1 plan to repurchase up to $125,000 of our common stock for a period that ended on April 20, 2016.  During the fiscal year ended September 30, 2016, we purchased 2,635 shares of our common stock for $125,000 under the 10b5-1 plan, using a portion of the $250,000 received from GE.

In the first quarter of fiscal year 2017, our board of directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019 (the “2017 Authorization”).  In fiscal year 2017, we purchased 1,027 shares of our common stock for $71,197 under the 2017

Authorization, of which 491 shares were purchased pursuant to a 10b5-1 plan and 536 were purchased pursuant to a 10b-18 plan.  We repurchased no stock in fiscal year 2018.

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

Associated with the relocation of our Duarte operations to our Drake campus, we have identified assets held for sale with a carrying value of $8,306 at September 30, 2018, which relate to the land, building and building improvements, and other assets at the Duarte facility.  Based on current market conditions, we expect to record a gain on the eventual sale of these assets.  The carrying value of the remaining assets at the Duarte facility was approximately $2,600 as of September 30, 2018.

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

Cash Flows

	Year Ended September 30,
	2018	2017	2016
Net cash provided by operating activities	$299,292	$307,537	$435,379
Net cash used in investing activities	(896,567)	(91,866)	(173,946)
Net cash provided by (used in) financing activities	605,998	(211,813)	(260,993)
Effect of exchange rate changes on cash and cash equivalents	(12,681)	2,604	(1,552)
Net change in cash and cash equivalents	(3,958)	6,462	(1,112)
Cash and cash equivalents at beginning of year	87,552	81,090	82,202
Cash and cash equivalents, including restricted cash, at end of period	$83,594	$87,552	$81,090

2018 Cash Flows Compared to 2017

Net cash flows provided by operating activities for fiscal year 2018 was $299,292, compared to $307,537 for fiscal year 2017.  The decrease in cash flows from operating activities in fiscal year 2018 compared to the prior fiscal year is primarily attributable to higher cash use in fiscal year 2018 due to the timing of payments of various accounts payable and higher income tax payments, partially offset by higher cash receipts from increased sales volume.

Net cash flows used in investing activities for fiscal year 2018 was $896,567, compared to $91,866 for fiscal year 2017.  The increase in cash used in investing activities compared to the prior fiscal year is primarily due to the acquisition of L’Orange on June 1, 2018 which used $771,115 in cash, as well as increased payments for capital expenditures.  Payments for property, plant and equipment increased by $34,804 from $92,336 in fiscal year 2017 to $127,140 in fiscal year 2018 primarily due to renovations at our Drake Campus in Fort Collins, Colorado and equipment purchases for our second campus in the greater-Rockford, Illinois area.

Net cash flows provided by financing activities for fiscal year 2018 was $605,998, compared to net cash use of $211,813 in fiscal year 2017.  The net cash flows provided by financing activities in fiscal year 2018 is primarily the result of the issuance of an aggregate principal amount of $400,000 of long-term debt in May 2018 and borrowings of $167,420 under our existing revolving credit facility, both of which were used primarily to finance the acquisition of L’Orange.  Also during fiscal year 2018, we had net debt borrowings unrelated to the acquisition of L’Orange in the amount of $70,486, partially offset by cash dividends paid of $34,003 and payments of $5,543 for the settlement of the Forward Option.  In fiscal year 2017, we paid cash dividends of $29,745, made net debt payments of $124,512, and we utilized $71,197 to repurchase 1,027 shares of our common stock under the 2017 Authorization.  We made no stock repurchases in fiscal year 2018.

2017 Cash Flows Compared to 2016

Net cash flows provided by operating activities for fiscal year 2017 was $307,537, compared to $435,379 in fiscal year 2016.  The decrease in cash provided by operating activities in fiscal year 2017 compared to fiscal year 2016 was primarily attributable to the JV Proceeds of $155,000 received in fiscal year 2016.  This decrease was partially offset by an earnings increase of $19,669 in fiscal year 2017 compared to fiscal year 2016 and changes in working capital providing a net source of cash of $651 in fiscal year 2017 as compared to a net use of cash of $9,387 in fiscal year 2016.  Working capital changes reflected an increase in cash provided of $47,198 due mainly to accounts payable increasing in the fiscal year 2017 compared to fiscal year 2016 related primarily to the timing of payments for various accounts payable for fiscal year 2017 that occurred after the fiscal year end, which was mostly offset by an increase in usage of cash of $43,961 due to accounts receivable increasing more in fiscal year 2017 compared to the increase in the fiscal year 2016.

Net cash flows used in investing activities for fiscal year 2017 was $91,866, compared to $173,946 in fiscal year 2016.  The decrease in cash used in investing activities in fiscal year 2017 compared to fiscal year 2016 was due primarily to decreased payments for capital expenditures.  Payments for property, plant and equipment decreased by $83,356 to $92,336 in fiscal year 2017, as compared to $175,692 in fiscal year 2016, related mainly to lower equipment purchases in fiscal year 2017 associated with the completion of our Industrial segment facility in Fort Collins, Colorado.

Net cash flows used in financing activities for fiscal year 2017 was $211,813, compared to $260,993 in fiscal year 2016.  During fiscal year 2017, we had net debt payments of $124,512, compared to net debt payments of $123,875 in fiscal year 2016.  We utilized $71,197 to repurchase 1,027 shares of our common stock in fiscal year 2017 under the 2017 Authorization, compared to $125,000 to repurchase 2,635 shares of our common stock in fiscal year 2016 under the then existing stock repurchase program.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

Contractual Obligations

A summary of our consolidated contractual obligations and commitments as of September 30, 2018 is as follows:

	Year Ending September 30,
	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Long-term debt principal	$143,000	$-	$100,000	$-	$-	$735,751
Interest on debt obligations (1)	29,703	22,803	21,136	18,624	18,304	82,633
Operating leases	7,579	4,808	4,228	3,227	2,542	3,636
Capital leases	566	212	118	-	-	-
Purchase obligations (2)	429,409	25,636	1	-	-	-
Other (3)	-	-	-	-	-	8,364
Total	$610,257	$53,459	$125,483	$21,851	$20,846	$830,384
(1)

Interest obligations on floating rate debt instruments are calculated for future periods using interest rates in effect as of September 30, 2018.  See Note 13, Credit facilities, short-term borrowings and long-term debt, in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” for further details on our long-term debt.

(2)

Purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity, delivery, and termination liability.

(3)

The $8,364 included in other obligations in the “Thereafter” column represents our best reasonable estimate for uncertain tax positions at this time and may change in future periods, as the timing of the payments and whether such payments will actually be required cannot be reasonably estimated.

The above table does not reflect the following items:

•

As of September 30, 2018, there were $266,541 of outstanding borrowings on our revolving credit facility, $150,000 of which were classified as short-term based on our intent and ability to pay this amount in the next twelve months.  Our revolving credit facility matures in April 2020.

•

Contributions to our retirement pension benefit plans, which we estimate will total approximately $1,819 in fiscal year 2019.  As of September 30, 2018 our pension plans were net underfunded by $25,795 based on projected benefit obligations.  Statutory pension contributions in future fiscal years will vary as a result of a number of factors, including actual plan asset returns and interest rates.

•

Contributions to our other postretirement benefit plans, which we estimate will total $3,615 in fiscal year 2019.  Other postretirement contributions are made on a “pay-as-you-go” basis as payments are made to healthcare providers, and such contributions will vary as a result of changes in the future cost of postretirement healthcare benefits provided for covered retirees.  As of September 30, 2018, our other postretirement benefit plans were underfunded by $27,985 based on projected benefit obligations.

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

Guarantees and letters of credit totaling approximately $13,020 were outstanding as of September 30, 2018, some of which were secured by parent guarantees from Woodward, or by Woodward’s line of credit facilities.

In the event of a change in control of Woodward, as defined in change-in-control agreements with our current corporate officers, we may be required to pay termination benefits to such officers.

New Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”).  Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2, New accounting standards, in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Non-U.S. GAAP Financial Measures

Organic net sales, organic Industrial net sales, adjusted net earnings, adjusted earnings per share, adjusted Industrial segment earnings, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, and free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP.  However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

Organic net sales and organic Industrial net sales

The Company presents certain sales measures excluding L’Orange net sales, which it refers to as “organic”, to show the changes to Woodward’s historical business.  Management believes this improves comparability to the Company’s performance prior to the L’Orange Acquisition, which occurred in June 2018.

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, (i) restructuring charges, (ii) Duarte move related costs, (iii) the purchase accounting impacts related to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible, (iv) the L’Orange Acquisition transaction and integration costs, (v) cost associated with the Forward Option, (vi) warranty and indemnity insurance costs associated with the acquisition of L’Orange, (vii) German real estate transfer tax costs associated with the acquisition of L’Orange, and (viii) the transition impacts of the change in U.S. federal tax legislation in December 2017.  The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing.  Management uses adjusted net earnings in evaluating the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period.  Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period.  Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the fiscal year ended September 30, 2018 is shown in the table below.  Adjusted net earnings and adjusted earnings per share for the fiscal years ended September 30, 2017 and September 30, 2016 are not shown, as there were no comparable adjustments to U.S. GAAP net earnings or earnings per share in those fiscal years.

	2018
	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$180,378	$2.82
Non-U.S. GAAP adjustments:
Restructuring charges, net of tax	12,674	0.20
Duarte move related costs, net of tax	4,414	0.07
Purchase accounting impacts, net of tax[1]	24,591	0.38
L'Orange Acquisition transaction and integration costs, net of tax	3,758	0.06
Costs associated with the Forward Option, net of tax	3,880	0.06
Warranty and indemnity insurance costs associated with the acquisition of L'Orange, net of tax	3,005	0.05
German real estate transfer costs associated with the acquisition of L'Orange, net of tax	2,370	0.04
Non-U.S. GAAP adjustments	54,692	0.86
Impact of recent changes to U.S. tax law	10,860	0.17
Total Non-U.S. GAAP adjustments	65,552	1.03
Adjusted net earnings (Non-U.S. GAAP)	$245,930	$3.85
(1)	The purchase accounting impacts relate to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible, net of tax.

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

The reconciliation of Industrial segment earnings to adjusted Industrial segment earnings for the fiscal year ended September 30, 2018 is shown in the table below.  Adjusted Industrial segment earnings for the fiscal years ended September 30, 2017 and September 30, 2016 are not shown, as there were no comparable adjustments to U.S. GAAP Industrial segment earnings in those periods.

Year Ended
September 30, 2018
Industrial segment earnings (U.S. GAAP)	$47,938
Purchase accounting impacts[1]	34,385
Adjusted Industrial segment earnings (Non-U.S. GAAP)	$82,323
(1)	The purchase accounting impacts relate to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible.

Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements may not fluctuate with operating results.  Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios.  Securities analysts, investors and others frequently use EBIT and EBITDA in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets subject to amortization.  The Company believes that EBIT and EBITDA are useful measures to the investor when measuring operating performance as they eliminate the impact of financing and tax laws and regulations and, in the case of EBITDA, the non-cash charges associated with depreciation and amortization.  Further, as interest from financing, income taxes, depreciation and amortization can vary dramatically between companies and between periods, management believes that the removal of these items can improve comparability.

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude (i) restructuring charges, (ii) Duarte move related costs, (iii) the purchase accounting impacts related to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible, (iv) the L’Orange acquisition transaction and integration costs, (v) cost associated with the Forward Option, (vi) warranty and indemnity insurance costs associated with the acquisition of L’Orange, and (vii) German real estate transfer tax costs associated with the acquisition of L’Orange.  As these charges are infrequent or unusual charges that can be variable from period to period and may not fluctuate with operating results, management believes that by removing these charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT for the fiscal years ended September 30, 2018, September 30, 2017, and September 30, 2016 were as follows:

	Year Ended September 30,
	2018	2017	2016
Net earnings (U.S. GAAP)	$180,378	$200,507	$180,838
Income tax expense	39,200	52,240	45,648
Interest expense	31,770	27,430	26,776
Interest income	(1,674)	(1,725)	(2,025)
EBIT (Non-U.S. GAAP)	249,674	278,452	251,237
Non-U.S. GAAP adjustments:
Restructuring charges	17,013	-	-
Duarte move related costs	6,165	-	-
Purchase accounting impacts[1]	34,385	-	-
L'Orange Acquisition transaction and integration costs	5,208	-	-
Costs associated with the Forward Option	5,543	-	-
Warranty and indemnity insurance costs associated with the acquisition of L'Orange	4,293	-	-
German real estate transfer costs associated with the acquisition of L'Orange	3,385	-	-
Total non-U.S. GAAP adjustments	75,992	-	-
Adjusted EBIT (Non-U.S. GAAP)	$325,666	$278,452	$251,237
(1)	The purchase accounting impacts relate to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible.

EBITDA and adjusted EBITDA for fiscal years ended September 30, 2018, September 30, 2017, and September 30, 2016 were as follows:

	Year Ended September 30,
	2018	2017	2016
Net earnings (U.S. GAAP)	$180,378	$200,507	$180,838
Income tax expense	39,200	52,240	45,648
Interest expense	31,770	27,430	26,776
Interest income	(1,674)	(1,725)	(2,025)
Amortization of intangible assets	44,742	25,777	27,486
Depreciation expense	71,389	55,140	41,550
EBITDA (Non-U.S. GAAP)	365,805	359,369	320,273
Non-U.S. GAAP adjustments:
Restructuring charges	17,013	-	-
Duarte move related costs	6,165	-	-
Purchase accounting impacts[1]	16,324	-	-
L'Orange Acquisition transaction and integration costs	5,208	-	-
Costs associated with the Forward Option	5,543	-	-
Warranty and indemnity insurance costs associated with the acquisition of L'Orange	4,293	-	-
German real estate transfer costs associated with the acquisition of L'Orange	3,385	-	-
Total non-U.S. GAAP adjustments	57,931	-	-
Adjusted EBITDA (Non-U.S. GAAP)	$423,736	$359,369	$320,273
(1)	The purchase accounting impacts relate to the revaluation of the L’Orange inventory recognized in cost of goods sold.

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

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant and equipment, in reviewing the financial performance of and cash generation by Woodward’s various business groups and evaluating cash levels.  We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, investing in research and development, purchasing our common stock, and paying dividends.  In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies.  The use of this non-U.S. GAAP financial measure is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP.  Free cash flow does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs.  Our calculation of free cash flow may differ from similarly titled measures used by other companies, limiting its usefulness as a comparative measure.

Free cash flow for the fiscal years ended September 30, 2018, September 30, 2017, and September 30, 2016 were as follows:

	Year Ended September 30,
	2018	2017	2016
Net cash provided by operating activities (U.S. GAAP)	$299,292	$307,537	$435,379
Payments for property, plant and equipment	(127,140)	(92,336)	(175,692)
Free cash flow (Non-U.S. GAAP)	$172,152	$215,201	$259,687

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

For discussion of the impacts of the adoption of ASC Topic 606 on revenue recognition, see Note 2, New accounting standards, to the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data.”

Purchase Accounting

On June 1, 2018, Woodward completed the acquisition of L'Orange.  Woodward has not completed its allocation of the purchase price to the assets acquired and liabilities assumed.  The preliminary allocation of the purchase price to the assets acquired and liabilities assumed was accounted for under the purchase method of accounting in accordance with ASC Topic 805, “Business Combinations.”  Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  Woodward’s preliminary allocation as of September 30, 2018 was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.  For more information on the L’Orange Acquisition see Note 4, Business acquisition, in the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data.”

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

The carrying value of inventory was $549,596 at September 30, 2018 and $473,505 at September 30, 2017.  If economic conditions, customer product requirements, or other factors significantly reduce future customer demand for our products from forecast levels, then future adjustments to the carrying value of inventory may become necessary.  We attempt to maintain inventory quantities at levels considered necessary to fill expected orders in a reasonable time frame, which we believe mitigates our exposure to future inventory carrying cost adjustments.

Depreciation and amortization

The carrying value of property, plant and equipment was $1,060,005 at September 30, 2018 and $922,043 at September 30, 2017.  Depreciation expense was $71,389 in fiscal year 2018, $55,140 in fiscal year 2017, and $41,550 in fiscal year 2016.  Depreciation of property, plant and equipment is generally computed using the straight-line method, which requires estimates of asset useful lives and ultimate salvage value.

The carrying value of intangible assets was $700,883 at September 30, 2018 and $171,882 at September 30, 2017.  Amortization expense was $44,742 in fiscal year 2018, $25,777 in fiscal year 2017, and $27,486 in fiscal year 2016.  Amortization of intangible assets is generally computed using patterns that reflect the periods over which the economic benefits of the assets are expected to be realized.  Impairment losses are recognized if the carrying amount of an intangible is both not estimated to be recoverable and exceeds it fair value.

Reviews for impairment of goodwill

At September 30, 2018, we had $813,250 of goodwill, representing 21% of our total assets.  Goodwill is tested for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, we aggregate components of a single operating segment into a reporting unit, if appropriate.  For purposes of performing the impairment tests, we identify reporting units in accordance with U.S. GAAP.  The identification of reporting units and consideration of the aggregation of components into a single reporting unit requires management judgment.  The impairment tests consist of comparing the fair value of reporting units, determined using discounted cash flows, with their carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, we compare the implied fair value of goodwill with its carrying amount.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.  Woodward has not recorded any impairment charges.

During the fourth quarter, Woodward completed its annual goodwill impairment test as of July 31, 2018 for the fiscal year ended September 30, 2018.  At that date, Woodward determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit.  The fair value of each of Woodward’s reporting units was determined using an income approach based on a discounted cash flow method.  This method represents a Level 3 input (based upon a fair value hierarchy established by U.S. GAAP) and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a ten-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2018 impairment test were discounted using weighted-average cost of capital assumptions ranging from 9.83% to 12.76%.  The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after ten years of 3.32%.  These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting units resulting fair values utilizing a market multiple method.

The results of Woodward’s annual goodwill impairment test performed as of July 31, 2018, indicated the estimated fair value of each reporting unit was significantly in excess of its carrying value, and accordingly, no impairment existed.  Increasing the discount rate by 20%, decreasing the growth rate by 20%, or decreasing forecasted cash flow by 20%, would also not have resulted in an impairment charge at July 31, 2018.

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

The preliminary purchase price allocation associated with the acquisition of L’Orange resulted in the recognition of $257,447 of goodwill in the fiscal year ended September 30, 2018.  As Woodward has not yet completed its preliminary purchase price allocation, the goodwill associated with the acquisition of L’Orange was excluded from the July 31, 2018 goodwill impairment test.

Postretirement benefits

The Company provides various benefits to certain employees through defined benefit pension plans and other postretirement benefit plans.  A September 30 measurement date is used to value plan assets and obligations for all Woodward defined benefit pension and other postretirement benefit plans.  For financial reporting purposes, net periodic benefits expense and related obligations are calculated using a number of significant actuarial assumptions, including anticipated discount rates, rates of compensation increases, long-term return on defined benefit plan investments, and anticipated healthcare cost increases.  Based on these actuarial assumptions, at September 30, 2018, our recorded assets and liabilities included a net liability of $25,795 for our defined benefit pension plans and a net liability of $27,985 for our other postretirement benefit plans.  Changes in net periodic expense or the amounts of recorded assets and liabilities may occur in the future due to changes in these assumptions.

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends.  The projected benefit obligations in the United States as of September 30, 2018 and September 30, 2017 was based on the Society of Actuaries (“SOA”) RP-2014 Mortality Tables Report projected back to 2006 using the SOA’s Mortality Improvement Scale MP-2014 (“MP-2014”) and projected forward using a custom projection scale based on MP-2014 with a 10-year convergence period and a long-term rate of 0.75%.  As of September 30, 2018 and September 30, 2017, mortality assumptions in Japan were based on the Standard rates 2014, mortality assumptions for the United Kingdom were based on the Self-administered pension scheme (“SAPS”) S2 “all” tables with a projected 1.5% annual improvement rate, and mortality assumptions in Germany were based on the Heubeck 2005 G mortality tables.

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

In the United Kingdom, Germany and Japan, Woodward uses a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction.  For the fiscal years ended September 30, 2018 and 2017, the discount rate used to determine periodic service cost and interest cost components of the overall benefit costs was based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2017 and 2016 benefit obligation, respectively, matched with separate cash flows for each future year.

These rates are sensitive to changes in interest rates.

	Change In Discount Rate
	1% increase	1% decrease
Defined benefit pension benefits:
2019 Net Periodic Benefit Cost	$(422)	$519
2019 Projected Service and Interest Costs	453	(683)
Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2018	(32,672)	41,331

•	Compensation increase assumptions, where applicable, are based upon historical experience and anticipated future management actions. An increase in the rate would increase our obligation and expense.
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

	Change In Rate of Return on Plan Assets
	0.5% increase	0.5% decrease
Defined benefit pension benefits:
2019 Net Periodic Benefit Cost	$1,119	$(1,119)

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

In the United States, Woodward uses a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding to determine the benefit obligations at year end.  Outside the United States, Woodward uses a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligation.

These rates are sensitive to changes in interest rates.

	Change In Discount Rate
	1% increase	1% decrease
Other postretirement benefits:
2019 Net Periodic Benefit Cost	$141	$(162)
2019 Projected Service and Interest Costs	155	(187)
Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2018	(2,132)	2,458

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

	Change In Health Care Cost Trend Rate
	1% increase	1% decrease
Effect on projected fiscal year 2019 service and interest cost	$106	$(93)
Effect on accumulated postretirement benefit obligation at September 30, 2018	2,450	(2,165)

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

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due.  The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities.  We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate.  Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals.  To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the current provision for income taxes.  The provision for income taxes includes the impact of reserve positions and changes to reserves that are considered appropriate.  As of September 30, 2018 and September 30, 2017, unrecognized gross tax benefits for which recognition has been deferred were $8,364 and $20,132, respectively.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets.  The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.  A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.  In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies.  Changes in the relevant facts can significantly impact the judgment or need for valuation allowances.  In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.  Our valuation allowance was $4,522 as of September 30, 2018 and $3,714 as of September 30, 2017.

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

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of the Tax Act.  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.  Enactment of the Tax Act during fiscal year 2018 resulted in a net charge to Woodward’s income tax expense in the amount of $10,860.  The Company will finalize its assessment of the income tax effects of the Tax Act in the first fiscal quarter of fiscal year 2019.

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

A portion of our long and short-term debt is sensitive to changes in interest rates.  As of September 30, 2018, our Series J Notes of $50,000 and advances on our revolving credit facility are at interest rates that fluctuate with market rates.  A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate loan outstanding as of September 30, 2018 and the average borrowings on our revolving credit facility in fiscal year 2018 would cause our annual interest expense to increase approximately $2,905.  A hypothetical 1% decrease in the assumed effective interest rates that apply to the variable rate loan outstanding as of September 30, 2018 and the average borrowings on our revolving credit facility in fiscal year 2018 would decrease our annual interest expense by approximately $2,905.

The discount rate and future return on plan asset assumptions used to calculate the funding status of our retirement benefit plans are also sensitive to changes in interest rates.  The weighted average discount rate assumption used to value the defined benefit pension plans as of September 30, 2018 was 4.35% in the United States, 2.68% in the United Kingdom, 0.62% in Japan and 1.87% in Germany.  The weighted average discount rate assumption used to value the other postretirement benefit plans was 4.30%.

In the United States, the discount rate used to determine the periodic benefit costs for the year ending September 30, 2019 is consistent with the discount rate used to determine the benefit obligation as of September 30, 2018, or 4.35%.  Woodward derives this discount rate from a bond portfolio matching analysis based on recently traded, non-callable bonds rated AA or better that have at least $50 million outstanding.

In the United Kingdom, Japan, and Germany, Woodward utilizes the spot rate approach to calculate the service cost and interest cost components for determining benefit costs for the year ending September 30, 2019.  The weighted average discount rate assumption used to value the service costs for the defined benefit pension plans will be 2.70% in the United Kingdom, 0.80% in Japan and 2.06% in Germany.  The weighted average discount rate assumption used to value the interest costs for the defined benefit pension plans will be 2.51% in the United Kingdom, 0.42% in Japan and 1.53% in Germany.

The weighted average discount rate assumption used to value the periodic benefits costs for the other postretirement plans in for the year ending September 30, 2019 is consistent with the discount rate used to determine the benefit obligation as of September 30, 2018, or 4.30%.

The following information illustrates the sensitivity of the net periodic benefit cost and the projected accumulated benefit obligation to a change in the discount rate assumed.  Amounts relating to foreign plans are translated at the spot rate on September 30, 2018.  It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in assumptions are not necessarily linear due to factors such as the 10% corridor applied to the larger of the postretirement benefit obligation or the fair market value of plan assets when determining amortization of actuarial net gains or losses.

		Increase/(Decrease) In
Assumption	Change	2019 Net Periodic Benefit Cost	2019 Projected Service and Interest Costs	Accumulated Post Retirement Benefit Obligation as of Sept. 30, 2018
Defined benefit pension benefits:
Change in discount rate	1% increase	$(422)	$453	$(32,672)
	1% decrease	519	(683)	41,331
Other postretirement benefits:
Change in discount rate	1% increase	141	155	(2,132)
	1% decrease	(162)	(187)	2,458

Foreign Currency Exchange Rate Risk and Related Hedging Activities

We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which product and manufacturing costs were incurred.  The functional currencies and our purchasing and sales activities primarily include USD, EUR, RMB, JPY and GBP.  We may also be impacted by changes in the relative buying power of our customers, which may impact sales volumes either positively or negatively.  As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor.  Foreign currency exchange rate risk is reduced through the maintenance of local production facilities in the markets we serve, which we believe creates a natural hedge to our foreign currency exchange rate exposure.  For the years ended September 30, 2018 and 2017, the percentages of our net sales denominated in a currency other than the USD were as follows:

	Percentage of Net Sales	Percentage of Net Sales
	For the Year Ended September 30, 2018	For the Year Ended September 30, 2017
Functional currency:
EUR	12.7%	10.3%
RMB	4.5%	5.4%
JPY	2.2%	2.5%
GBP	2.2%	1.9%
All other foreign currencies	1.6%	1.8%
	23.2%	21.9%

Currency exchange rates vary daily and often one currency strengthens against the USD while another currency weakens.  Because of the complex interrelationship of our worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.

From time to time, we will enter into a foreign currency exchange rate contract to hedge against changes in foreign currency exchange rates on liabilities expected to be settled at a future date.  Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates.  We minimize this market risk by establishing and monitoring parameters that limit the types of, and degree to which we enter into, derivative instruments.  We enter into derivative instruments for risk management purposes only.  We do not enter into or issue derivatives for trading or speculative purposes.  As of September 30, 2018 and 2017, we had no open foreign currency exchange rate contracts and all previous exchange rate derivative instruments were settled or terminated.

In May 2018, we sold in a series of private placement transaction an aggregate principal amount of $400,000 of senior unsecured notes the proceeds of which, in combination with cash on hand and borrowings under our existing revolving credit facility of $167,420, were used to finance our acquisition of L’Orange.  The aggregate principal amount of $400,000 of senior unsecured notes are comprised of (a) $85,000 aggregate principal amount of its Series P Senior Notes due May 30, 2025 and bearing interest at a rate of 4.27% per annum, (b) $85,000 aggregate principal amount of its Series Q Senior Notes due May 30, 2027 and bearing interest at a rate of 4.35% per annum, (c) $75,000 aggregate principal amount of its Series R Senior Notes due May 30, 2029 and bearing interest at a rate of 4.41% per annum, (d) $75,000 aggregate principal amount of its Series S Senior Notes due May 30, 2030 and bearing interest at a rate of 4.46% per annum, and (e) $80,000 aggregate principal amount of its Series T Senior Notes due May 30, 2033 and bearing interest at a rate of 4.61% per annum (the “2018 Notes).

In connection with the incurrence of the additional debt used to finance the L’Orange acquisition, we entered into a cross currency interest rate swap agreement that synthetically converts the $167,420 floating-rate debt under our existing revolving credit agreement to Euro denominated floating-rate debt.  A corresponding Euro denominated intercompany loan receivable with identical terms and notional amount as the underlying Euro denominated floating-rate debt, with a reciprocal cross currency interest rate swap, was entered into by Woodward Barbados Financing SRL (“Barbados”), a wholly owned subsidiary of Woodward, and is designated as a fair value hedge.  The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the Euro denominated intercompany loan.

In addition, we entered into five cross currency interest rate swap agreements that synthetically converts an aggregate principal amount of $400,000 of fixed-rate debt associated with the 2018 Notes to Euro denominated fixed-rate debt.  Five corresponding intercompany loans receivable, with identical terms and amounts of each tranche of the 2018 Notes and reciprocal cross currency interest rate swaps were entered into by Woodward Barbados, which are designated as cash flow hedges.  The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the Euro denominated intercompany loans over a fifteen year period.

Changes in the fair values of the cross currency swaps designated as cash flow hedges are recognized in accumulated other comprehensive income (“OCI”) and reclassified to foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Consolidated Statements of Earnings.  Reclassifications out of accumulated OCI of the change in fair value occur each reporting period based upon changes in the spot rate remeasurement of the Euro denominated intercompany loan, including associated interest.  For the derivative instruments designated as fair value hedges, the change in the fair value related to the cross currency basis spread, or excluded component, of the derivative instrument is recognized in accumulated OCI.  The remaining change in the fair value of the derivative instrument is recognized in foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Consolidated Statements of Earnings.  The change in the fair value of the derivative instrument in foreign currency transaction gain or loss offsets the change in the spot remeasurement of the intercompany Euro denominated loan, with the initial cost of the cross currency basis spread recorded in earnings each period through the swap accrual process.  In the year ended September 30, 2018, we recognized a loss related to the cross currency swaps of $23,000 in accumulated OCI.  The associated earnings reclassification of $1,539 for the year ended September 30, 2018 was recorded as foreign currency transaction losses included in “Selling, general and administrative costs” in the Consolidated Statements of Earnings.  The loss included in “Selling, general and administrative costs” offset the gain recognized on the spot remeasurement of the underlying Euro denominated intercompany loans, resulting in a net impact to earnings in the respective periods of zero.

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), entered into note purchase agreements relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026.  Woodward designated the €40,000 Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its EUR denominated functional currency subsidiaries.  Foreign exchange gains on the Series M Notes of $838 for the fiscal year ended September 30, 2018, and losses of $2,395 for the fiscal year ended September 30, 2017 and $47 for the fiscal year ended September 30, 2016, are included in foreign currency translation adjustments within total comprehensive earnings.

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

For more information on derivative instruments, see Note 7, Derivative instruments and hedging activities, in the Notes to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data.”

Our reported financial results of operations, including the reported value of our assets and liabilities, are also impacted by changes in foreign currency exchange rates.  The assets and liabilities of substantially all of our subsidiaries outside the United States are translated at period end rates of exchange for each reporting period.  Earnings and cash flow statements are translated at weighted-average rates of exchange.  Although these translation changes have no immediate cash impact, the translation changes may impact future borrowing capacity, debt covenants, and the overall value of our net assets.  In addition, we also have assets and liabilities, specifically accounts receivable, accounts payable and current inter-company receivables and payables, whose carrying amounts approximate their fair value, which are denominated in currencies other than their relevant functional currencies.  Foreign currency exchange rate risk is reduced through several means, including the invoicing of customers in the same currency as the source of the products, and the prompt settlement of inter-company balances utilizing a global netting system.  We recognized a net foreign currency loss of $1,608 in fiscal year 2018, a net foreign currency loss of $651 in fiscal year 2017, and a net foreign currency gain of $701 in fiscal year 2016 in “Selling, general, and administrative expenses” of our Consolidated Statements of Earnings related to these assets and liabilities.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Woodward, Inc.

Fort Collins, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Woodward, Inc. and subsidiaries (the "Company") as of September 30, 2018 and 2017, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 9, 2018

We have served as the Company’s auditor since 2008.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

	Year Ended September 30,
	2018	2017	2016

Net sales	$2,325,873	$2,098,685	$2,023,078
Costs and expenses:
Cost of goods sold	1,719,675	1,526,126	1,483,960
Selling, general and administrative expenses	192,757	176,633	174,017
Research and development costs	148,279	126,519	126,170
Restructuring charges	17,013	-	-
Interest expense	31,770	27,430	26,776
Interest income	(1,674)	(1,725)	(2,025)
Other (income) expense, net (Note 16)	(1,525)	(9,045)	(12,306)
Total costs and expenses	2,106,295	1,845,938	1,796,592
Earnings before income taxes	219,578	252,747	226,486
Income tax expense	39,200	52,240	45,648
Net earnings	$180,378	$200,507	$180,838

Earnings per share (Note 3):
Basic earnings per share	$2.93	$3.27	$2.92
Diluted earnings per share	$2.82	$3.16	$2.85

Weighted Average Common Shares Outstanding (Note 3):
Basic	61,493	61,366	61,893
Diluted	63,876	63,512	63,556

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

	Year Ended September 30,
	2018	2017	2016

Net earnings	$180,378	$200,507	$180,838
Other comprehensive earnings:
Foreign currency translation adjustments	(12,985)	45	(6,615)
Net gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 7)	838	(1,942)	792
Taxes on changes on foreign currency translation adjustments	(367)	588	1,462
Foreign currency translation and transactions adjustments, net of tax	(12,514)	(1,309)	(4,361)

Unrealized loss on fair value adjustment of derivative instruments (Note 7)	(23,000)	-	-
Reclassification of net realized (gains) losses on derivatives to earnings (Note 7)	1,467	(72)	21
Taxes on changes on derivative transactions	456	28	(8)
Derivative adjustments, net of tax	(21,077)	(44)	13

Minimum retirement benefit liability adjustments (Note 18):
Net gain (loss) arising during the period	13,805	22,979	(19,718)
Loss due to settlement or curtailment arising during the period	59	-	47
Amortization of:
Prior service benefit	551	(3,470)	226
Net loss	985	2,570	1,694
Foreign currency exchange rate changes on minimum retirement benefit liabilities	367	(43)	2,239
Taxes on changes on minimum retirement benefit liability adjustments	(3,932)	(8,164)	5,613
	11,835	13,872	(9,899)
Total comprehensive earnings	$158,622	$213,026	$166,591

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,635 and $0, respectively	$83,594	$87,552
Accounts receivable, less allowance for uncollectible amounts of $3,938 and $3,776, respectively	431,820	402,182
Inventories	549,596	473,505
Income taxes receivable	6,397	19,376
Other current assets	43,390	38,574
Total current assets	1,114,797	1,021,189
Property, plant and equipment, net	1,060,005	922,043
Goodwill	813,250	556,545
Intangible assets, net	700,883	171,882
Deferred income tax assets	16,570	19,950
Other assets	85,144	65,500
Total assets	$3,790,649	$2,757,109
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$153,635	$32,600
Accounts payable	226,285	232,788
Income taxes payable	16,745	6,774
Accrued liabilities	194,513	155,072
Total current liabilities	591,178	427,234
Long-term debt, less current portion	1,092,397	580,286
Deferred income tax liabilities	170,915	33,408
Other liabilities	398,055	344,798
Total liabilities	2,252,545	1,385,726
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	185,705	163,836
Accumulated other comprehensive losses	(74,942)	(53,186)
Deferred compensation	8,431	7,135
Retained earnings	1,966,643	1,820,268
	2,085,943	1,938,159
Treasury stock at cost, 11,203 shares and 11,739 shares, respectively	(539,408)	(559,641)
Treasury stock held for deferred compensation, at cost, 202 shares and 186 shares, respectively	(8,431)	(7,135)
Total stockholders' equity	1,538,104	1,371,383
Total liabilities and stockholders' equity	$3,790,649	$2,757,109

See accompanying Notes to Consolidated Financial Statements.

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$180,378	$200,507	$180,838
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116,131	80,917	69,036
(Gain) loss due to curtailment or settlement of postretirement plan	(330)	-	47
Net gain on sales of assets	(1,106)	(3,604)	(4,431)
Stock-based compensation	18,229	17,282	15,122
Deferred income taxes	(30,177)	22,772	(52,744)
Net loss (gain) on derivatives reclassified from accumulated comprehensive earnings into earnings	1,467	(72)	21
Proceeds from formation of joint venture (Note 5)	-	-	250,000
Changes in operating assets and liabilities:
Accounts receivable	(6,494)	(53,151)	(9,190)
Inventories	(7,660)	(10,857)	(17,658)
Accounts payable and accrued liabilities	(2,284)	64,659	17,461
Income taxes	35,641	3,323	(834)
Retirement benefit obligations	(4,653)	(2,932)	(3,416)
Other	150	(11,307)	(8,873)
Net cash provided by operating activities	299,292	307,537	435,379
Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(127,140)	(92,336)	(175,692)
Proceeds from sale of assets	1,923	3,743	6,664
Proceeds from sales of short-term investments	9,088	5,313	-
Payments for purchases of short-term investments	(9,323)	(8,586)	(4,918)
Business acquisitions, net of cash acquired	(771,115)	-	-
Net cash used in investing activities	(896,567)	(91,866)	(173,946)
Cash flows from financing activities:
Cash dividends paid	(34,003)	(29,745)	(26,606)
Proceeds from sales of treasury stock	9,132	14,195	15,892
Payments for repurchases of common stock	-	(71,751)	(125,541)
Borrowings on revolving lines of credit and short-term borrowings	1,930,261	1,506,000	695,000
Payments on revolving lines of credit and short-term borrowings	(1,691,934)	(1,630,100)	(890,896)
Proceeds from issuance of long-term debt	400,000	-	179,308
Payments of long-term debt and capital lease obligations	(421)	(412)	(107,287)
Payments of debt financing costs	(1,494)	-	(863)
Payment for forward option derivative instrument	(5,543)	-	-
Net cash provided by (used in) financing activities	605,998	(211,813)	(260,993)
Effect of exchange rate changes on cash and cash equivalents	(12,681)	2,604	(1,552)
Net change in cash and cash equivalents	(3,958)	6,462	(1,112)
Cash and cash equivalents at beginning of year	87,552	81,090	82,202
Cash and cash equivalents, including restricted cash, at end of period	$83,594	$87,552	$81,090

See accompanying Notes to Consolidated Financial Statements

WOODWARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of October 1, 2015	-	72,960	(9,763)	(173)	$106	$131,231	$(21,610)	$166	$(30,014)	$(51,458)	$4,322	$1,495,274	$(422,049)	$(4,322)	$1,153,104
Net earnings	-	-	-	-	-	-	-	-	-	-	-	180,838	-	-	180,838
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(4,361)	13	(9,899)	(14,247)	-	-	-	-	(14,247)
Cash dividends ($0.4300 per share)	-	-	-	-	-	-	-	-	-	-	-	(26,606)	-	-	(26,606)
Purchases of treasury stock	-	-	(2,660)	-	-	-	-	-	-	-	-	-	(126,295)	-	(126,295)
Sales of treasury stock	-	-	732	-	-	(10,137)	-	-	-	-	-	-	26,782	-	16,645
Common shares issued from treasury stock for benefit plans	-	-	317	-	-	5,319	-	-	-	-	-	-	8,680	-	13,999
Tax benefit attributable to stock-based compensation	-	-	-	-	-	35	-	-	-	-	-	-	-	-	35
Stock-based compensation	-	-	-	-	-	15,122	-	-	-	-	-	-	-	-	15,122
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(25)	-	-	-	-	-	-	1,269	-	-	(1,269)	-
Distribution of stock from deferred compensation plan	-	-	-	41	-	-	-	-	-	-	(502)	-	-	502	-
Balances as of September 30, 2016	-	72,960	(11,374)	(157)	$106	$141,570	$(25,971)	$179	$(39,913)	$(65,705)	$5,089	$1,649,506	$(512,882)	$(5,089)	$1,212,595
Net earnings	-	-	-	-	-	-	-	-	-	-	-	200,507	-	-	200,507
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(1,309)	(44)	13,872	12,519	-	-	-	-	12,519
Cash dividends paid ($0.4850 per share)	-	-	-	-	-	-	-	-	-	-	-	(29,745)	-	-	(29,745)
Purchases of treasury stock	-	-	(1,056)	-	-	-	-	-	-	-	-	-	(73,224)	-	(73,224)
Sales of treasury stock	-	-	466	-	-	(2,257)	-	-	-	-	-	-	17,925	-	15,668
Common shares issued from treasury stock for benefit plans	-	-	199	-	-	6,501	-	-	-	-	-	-	7,513	-	14,014
Common shares issued from treasury stock to settle employee liabilities	-	-	26	(26)	-	740	-	-	-	-	1,767	-	1,027	(1,767)	1,767
Stock-based compensation	-	-	-	-	-	17,282	-	-	-	-	-	-	-	-	17,282
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(3)	-	-	-	-	-	-	298	-	-	(298)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(19)	-	-	19	-
Balances as of September 30, 2017	-	72,960	(11,739)	(186)	$106	$163,836	$(27,280)	$135	$(26,041)	$(53,186)	$7,135	$1,820,268	$(559,641)	$(7,135)	$1,371,383
Net earnings	-	-	-	-	-	-	-	-	-	-	-	180,378	-	-	180,378
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(12,514)	(21,077)	11,835	(21,756)	-	-	-	-	(21,756)
Cash dividends paid ($0.5525 per share)	-	-	-	-	-	-	-	-	-	-	-	(34,003)	-	-	(34,003)
Sales of treasury stock	-	-	334	-	-	(3,517)	-	-	-	-	-	-	12,649	-	9,132
Common shares issued from treasury stock for benefit plans	-	-	202	-	-	7,157	-	-	-	-	-	-	7,584	-	14,741
Stock-based compensation	-	-	-	-	-	18,229	-	-	-	-	-	-	-	-	18,229
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(17)	-	-	-	-	-	-	1,318	-	-	(1,318)	-
Distribution of stock from deferred compensation plan	-	-	-	1	-	-	-	-	-	-	(22)	-	-	22	-
Balances as of September 30, 2018	-	72,960	(11,203)	(202)	$106	$185,705	$(39,794)	$(20,942)	$(14,206)	$(74,942)	$8,431	$1,966,643	$(539,408)	$(8,431)	$1,538,104

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

Woodward’s strategic focus is providing energy control and optimization solutions for the aerospace and industrial markets.  The precise and efficient control of energy, including motion, fluid, combustion and electrical energy, is a growing requirement in the markets Woodward serves.  Woodward’s customers look to it to optimize the efficiency, emissions and operation of power equipment in both commercial and defense operations.  Woodward’s core technologies leverage well across its markets and customer applications, enabling it to develop and integrate cost-effective and state-of-the-art fuel, combustion, fluid, actuation and electronic systems.  Woodward focuses its solutions and services primarily on serving original equipment manufacturers (“OEMs”) and equipment packagers, partnering with them to bring superior component and system solutions to their demanding applications.  Woodward also provides aftermarket repair, maintenance, replacement and other service support for its installed products.

Woodward’s components and integrated systems optimize performance of commercial aircraft, defense aircraft, military ground vehicles and other equipment, gas and steam turbines, wind turbines, including converters and power grid related equipment, industrial diesel, gas, bio-diesel and dual-fuel reciprocating engines, and electrical power systems.  Woodward’s innovative motion, fluid, combustion and electrical energy control systems help its customers offer more cost-effective, cleaner, and more reliable equipment.

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

Foreign currency exchange rates:  The assets and liabilities of substantially all subsidiaries outside the United States are translated at fiscal year-end rates of exchange, and earnings and cash flow statements are translated at weighted-average rates of exchange.  The exchange rate in effect at the time of the cash flow is used for significant or infrequent cash flows, such as payments for a business acquisition, for which the use of weighted-average rates of exchange would result in a substantially different cash flow.  Translation adjustments are accumulated with other comprehensive (losses) earnings as a separate component of stockholders’ equity and are presented net of tax effects in the Consolidated Statements of

Stockholders’ Equity.  The effects of changes in foreign currency exchange rates on loans between consolidated subsidiaries that are considered permanent in nature are also accumulated with other comprehensive earnings, net of tax.

The Company is exposed to market risks related to fluctuations in foreign currency exchange rates because some sales transactions, and certain of the assets and liabilities of its domestic and foreign subsidiaries, are denominated in foreign currencies.  Selling, general, and administrative expenses include a net foreign currency loss of $1,608 in fiscal year 2018, net foreign currency loss of $651 in fiscal year 2017, and a net foreign currency gain of $701 in fiscal year 2016.

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

Net sales generated through shipment of tangible products to customers represents more than 90% of total net sales for fiscal years 2018, 2017 and 2016.

For discussion of the impacts of the adoption of Accounting Standards Codification Topic 606 on revenue recognition, see Note 2, New accounting standards.

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

Accounts receivable:  Almost all of Woodward’s sales are made on credit and result in accounts receivable, which are recorded at the amount invoiced and are generally not collateralized.  In the normal course of business, not all accounts receivable are collected and, therefore, an allowance for uncollectible amounts is provided equal to the amount that Woodward believes ultimately will not be collected, either from credit risk or other adjustments to the original selling price or anticipated cash discounts.  In establishing the amount of the allowance related to the credit risk of accounts receivable, customer-specific information is considered related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, and current economic conditions.  Bad debt losses are deducted from the allowance, and the related accounts receivable balances are written off when the receivables are deemed uncollectible.  Recoveries of accounts receivable previously written off are recognized when received.  The allowance associated with anticipated other adjustments to the selling price or cash discounts is also established and is included in the allowance for uncollectible amounts.  In establishing this amount, both customer-specific information as well as historical experience is considered.

In coordination with its customers and when terms are considered favorable to Woodward, Woodward from time to time transfers ownership to collect amounts due to Woodward for outstanding accounts receivable to third parties in exchange for cash.  When the transfer of accounts receivable meets the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) Topic 860-10, “Transfers and Servicing,” and are without recourse, it is recognized as a sale and the accounts receivable is derecognized.

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

The composition of Woodward’s accounts receivable at September 30, 2018 and September 30, 2017 follows:

	September 30,	September 30,
	2018	2017
Accounts receivable from:
Customers	$412,567	$367,715
Other (Chinese financial institutions)	23,191	38,243
Allowance for uncollectible customer amounts	(3,938)	(3,776)
	$431,820	$402,182

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

Estimated lives over which fixed assets are generally depreciated at September 30, 2018 were as follows:

Land improvements	3	-	20	years
Buildings and improvements	3	-	40	years
Leasehold improvements	1	-	10	years
Machinery and production equipment	3	-	20	years
Computer equipment and software	1	-	10	years
Office furniture and equipment	3	-	10	years
Other	3	-	10	years

Included in computer equipment and software are Woodward’s enterprise resource planning (“ERP”) systems, which have an estimated useful life of 10 years.  All other computer equipment and software is generally depreciated over three to five years.

Purchase accounting: Business combinations are accounted for using the purchase method of accounting.  Under the purchase method, assets and liabilities, including intangible assets, are recorded at their fair values as of the acquisition date.  Acquisition costs in excess of amounts assigned to assets acquired and liabilities assumed are recorded as goodwill.  Transaction-related costs associated with business combinations are expensed as incurred.

Goodwill:    Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Based on the relevant U.S. GAAP authoritative guidance, Woodward aggregates components of a single operating segment into a reporting unit, if appropriate.  The impairment tests consist of comparing the implied fair value of each reporting unit with its carrying amount that includes goodwill.  If the carrying amount of the reporting unit exceeds its implied fair value, Woodward compares the implied fair value of goodwill with the recorded carrying amount of goodwill.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its implied fair value.  Based on the results of Woodward’s goodwill impairment testing it has recorded no impairment charges in the year ended September 30, 2018 or since the goodwill was originally recognized.

Other intangibles:  Other intangibles are recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability.  Woodward amortizes the cost of other intangibles over their useful lives unless such lives are deemed indefinite.

The cost of amortizable other intangibles are amortized over their respective useful life using patterns that reflect the periods over which the economic benefits of the assets are expected to be realized.  Amortization expense is allocated to cost of goods sold and selling, general, and administrative expenses based on the nature of the intangible asset.  Amortizable other intangible assets are reviewed for impairment whenever an event occurs or circumstances change indicating that the related carrying amount of the other intangible asset may not be recoverable.  Impairment losses are recognized if the carrying amount of an intangible is both not recoverable and exceeds its fair value.  Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.  Woodward has recorded no impairment charges related to its other intangibles as of September 30, 2018 or since the other intangibles originally recorded.

Estimated lives over which intangible assets are amortized at September 30, 2018 were as follows:

Backlog			1	year
Customer relationships and contracts	9	-	30	years
Intellectual property	10	-	17	years
Process technology	8	-	30	years
Other	3	-	15	years

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

If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying amount of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group.  If the recoverability test indicates that the carrying amount of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows.  Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.  There were no impairment charges recorded in fiscal years 2018, 2017 or 2016.

Investment in marketable equity securities:  Woodward holds marketable equity securities related to its deferred compensation program.  Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities.  The trading securities are reported at fair value, with realized gains and losses recognized in “Other (income) expense, net.” The trading securities are included in “Other assets.”  The associated obligation to provide benefits under the deferred compensation program is included in “Other liabilities.”

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

Derivatives:  The Company is exposed to various market risks, including the effect of changes in interest rates, foreign currency exchange rates, changes in certain commodity prices and fluctuations in various producer indices.  From time to time, Woodward enters into derivative instruments for risk management purposes only, including derivatives designated as accounting hedges and/or those utilized as economic hedges.  Woodward does not enter into or issue derivatives for trading or speculative purposes.

To mitigate interest rate risk, the Company has utilized derivative instruments, such as treasury lock agreements to lock in fixed rates on future debt issuances, which qualify as cash flow or fair value hedges to mitigate the risk of variability in cash flows related to future interest payments attributable to changes in the designated benchmark rate.  The Company records all such interest rate hedge instruments on the balance sheet at fair value.  Cash flows related to the instrument designated as a qualifying hedge are reflected in the accompanying Consolidated Statements of Cash Flows in the same categories as the cash flows from the items being hedged.  Accordingly, cash flows relating to the settlement of interest rate derivatives hedging the forecasted future interest payments on debt have been reflected upon settlement as a component of financing cash flows.  The resulting gain or loss from such settlement is deferred to other comprehensive income and reclassified to interest expense over the term of the underlying debt.  This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged and is therefore reflected as a component of operating cash flows in periods subsequent to settlement.  The periodic settlement of interest rate derivatives hedging outstanding variable rate debt is recorded as an adjustment to interest expense and is therefore reflected as a component of operating cash flows.

From time to time, in order to hedge against foreign currency exposure, Woodward designates certain non-derivative financial instrument loans as net investment hedges.  Foreign exchange gains or losses on these loans are recognized in foreign currency translation adjustments within total comprehensive (losses) earnings.  Also, to hedge against the foreign currency exposure attributable to the spot remeasurement its Euro denominated intercompany loans, Woodward has entered into derivative instruments in fair value hedging relationships, and derivative instruments in cash flow hedging relationships to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with its Euro denominated intercompany loans.

Further information on net investment hedges and derivative instruments in fair value and cash flow hedging relationships, including the Company’s policy in accounting for these derivatives, can be found at Note 7, Derivative instruments and hedging activities.

Financial instruments:  The Company’s financial instruments include cash and cash equivalents, short-term investments, investments in the deferred compensation program, notes receivable from municipalities, investments in term deposits, cross currency interest rate swaps and debt.  Because of their short-term maturity, the carrying amount of cash and cash equivalents, and short-term debt approximate fair value.  The fair value of investments in the deferred compensation program are adjusted to fair value based on the quoted market prices for the investments in the various mutual funds owned.  The fair value of the long-term notes from municipalities are estimated based on a model that discounts future principal and interest payments received at interest rates available to the Company at the end of the period for similarly rated municipal notes of similar maturity.  The fair value of term deposits are estimated based on a model that discounts future principal and interest payments received at interest rates available to the Company at the end of the period for similar term deposits with the same maturity in the same jurisdictions.  The fair value of the cross currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors.  The fair value of long-term debt is estimated based on a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt with the same maturity.  Further information on the fair value of financial instruments can be found at Note 6, Financial instruments and fair value measurements.

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

Note 2.  New accounting standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans - General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plan.”  ASU 2018-14 amends ASC 715 to add, remove, and modify disclosure requirements related to defined benefit pension and other postretirement plans.  The ASU’s changes to disclosures aim to improve the effectiveness of ASC 715’s disclosure requirements under the FASB’s disclosure framework project.  ASU 2018-14 is effective for public entities for fiscal years beginning after December 15, 2020 (fiscal year 2022 for Woodward).  ASU 2018-14 does not impact the interim disclosure requirements of ASC 715.  The amendments in ASU 2018-14 should be applied on a retrospective basis to all periods presented.  Early adoption is permitted.  Woodward will adopt the new and modified disclosures requirements of this new guidance in fiscal year 2022.

Also in August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  ASU 2018-13 amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements.  The ASU’s changes to disclosures aim to improve the effectiveness of ASC 820’s disclosure requirements under the aforementioned FASB disclosure framework project.  ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 (fiscal year 2021 for Woodward), including interim periods within the year of adoption.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  Early adoption is permitted for any eliminated or modified disclosures prescribed by the ASU.  Woodward early adopted ASU 2018-13 in the fourth quarter of fiscal year 2018 and it had no impact on its fair value measurement disclosures.

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.”  ASU 2018-05 formally amended ASC Topic 740, Income Taxes (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin 118 (“SAB 118”).  SAB 118 expressed views of the SEC regarding ASC 740 in the reporting period that includes the enactment date of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Company adopted SAB 118 in the first quarter of fiscal year 2018 and therefore, the Company’s subsequent adoption of ASU 2018-05 in the second quarter of fiscal year 2018 had no impact on its accounting for income taxes in fiscal year 2018.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  ASU 2017-12 is intended to more closely align the financial statement reporting of hedging relationships with the economic results of an entity’s risk management activities and to make certain targeted improvements to simplify the application of hedge accounting guidance in current U.S. GAAP.  ASU 2017-12 is also intended to increase standardization of financial statement disclosures including requiring a tabular disclosure of the income statement effects of fair value and cash flow hedges.  Woodward early adopted the new guidance in the first quarter of fiscal year 2018.  Initial application of the new guidance did not have any impact on Woodward’s hedging arrangements or on the disclosures related to such arrangements as of the date of adoption and through the second quarter of fiscal year 2018.  In the third quarter of fiscal year 2018, Woodward entered into new hedging arrangements and incorporated the provisions of this guidance in those hedging arrangements and related disclosures as discussed in Note 7, Derivative instruments and hedging activities.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  ASU 2017-07 requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same statement of earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the statement of earnings separately from service costs.  ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 (fiscal year 2019 for Woodward).  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  The amendments of ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs from defined benefit and other postretirement benefit plans in the statement of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component into manufactured inventories.  Woodward will adopt the new guidance in fiscal year 2019, and expects it to have no impact on net earnings.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).”  ASU 2016-18 provides authoritative guidance requiring that restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts reported in the statement of cash flows.  The guidance is applied retrospectively to all periods presented and is effective for annual reporting periods beginning after December 15, 2017 (fiscal year 2019 for Woodward), and interim periods within those annual periods.  In the third quarter of fiscal year 2018, the Company’s Consolidated Balance Sheet included restricted cash, and as a result, the Company concurrently early adopted this guidance in the third quarter of fiscal year 2018.  As a result of the adoption, the Company has included restricted cash of $3,635 as of September 30, 2018 in the end of year amount reported in the statement of cash flows for the fiscal year ended September 30, 2018.  There was no restricted cash in the beginning of year balance for the fiscal year ended September 30, 2018, or in the beginning of year or end of year balances for both the fiscal years ended September 30, 2017 and September 30, 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The purpose of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  In addition, ASU 2016-02 modifies the definition of a lease to clarify that an arrangement contains a lease when such arrangement conveys the right to control the use of an identified asset.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within the year of adoption.  Originally under ASU 2016-02, an organization was required upon adoption to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach and restate the financial statements for all periods presented.  In July 2018, the FASB issued ASU 2018-11, which amends ASU 2016-02 to provide organizations with an additional (and optional) transition method whereby it may elect to recognize and measure leases by applying the cumulative impact of adopting ASU 2016-02 to the opening retained earnings balance in the period of adoption, thereby removing the requirement that the financial statements of prior periods be restated.  Although early adoption is permitted, Woodward expects to adopt the new guidance in fiscal year 2020.  Woodward expects that it will elect to not restate fiscal years 2018 and 2019 and will recognize the cumulative impact of adopting the standard in Woodward’s opening retained earnings for fiscal year 2020, but has not made a final determination on its future adoption method.  Woodward is currently assessing the impact this guidance may have on its Consolidated Financial Statements, including which of its existing lease arrangements will be impacted by the new guidance and whether other arrangements not currently classified as leases may become subject to the guidance of ASU 2016-02.  Rent expense for all operating leases in fiscal year 2018, none of which was recognized on the balance sheet, was $8,348.  As of September 30, 2018, future minimum rental payments required under operating leases, none of which were recognized on the balance sheet, were $26,020.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”).  ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance.  ASC 606 outlines a five-step model, under which Woodward will recognize revenue as performance obligations within a customer contract are satisfied.  ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability.  Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the reporting period.  Woodward has determined it will elect to adopt ASC 606 using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application.  Further, under the cumulative effect transition method, Woodward will disclose the impact of changes to financial statement line items as a result of applying ASC 606 (rather than previous U.S. GAAP) and include an explanation of the reasons for significant changes in periods subsequent to the adoption.

Woodward has assessed the impact that the future adoption of ASC 606 will have on its Consolidated Financial Statements by analyzing its current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606.  Woodward has also performed a comprehensive review of its current processes and systems to determine and implement changes required to support the adoption of ASC 606 on October 1, 2018, the first day of Woodward’s fiscal year 2019.  As part of this review process, Woodward is implementing new software solutions to support revenue reporting after adoption.

Based on Woodward’s review of its customer contracts, Woodward has determined that revenue on the majority of its customer contracts will continue to be recognized at a point in time, generally upon shipment of products, consistent with Woodward’s historical revenue recognition model.  Upon adoption of ASC 606, however, Woodward has determined that a significant portion of its revenues from sales of products and services to customers will be recognized over time, rather than at a point in time, due primarily to the terms of certain customer contracts and/or the type of performance obligation being satisfied.  As a result of recognizing some revenue over time, various balance sheet line items will be impacted.  As such, the adoption of ASC 606 will have an impact on both the timing of revenue recognition and various line items within the Consolidated Balance Sheet.

Woodward has concluded that its warranty arrangements with customers are generally assurance-type warranties, rather than service-type warranties.  Accordingly, Woodward will generally continue to account for warranty related promises to its customers as a guarantee for which a warranty liability is recorded when the related good or service is sold, rather than as a distinct performance obligation accounted for separately from the sale of the underlying good or service.

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

Woodward is still finalizing the calculation of the impact of these changes to its adoption-date retained earnings and various line items within its Consolidated Balance Sheet as of October 1, 2018.

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

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Year Ended September 30,
	2018	2017	2016
Numerator:
Net earnings	$180,378	$200,507	$180,838
Denominator:
Basic shares outstanding	61,493	61,366	61,893
Dilutive effect of stock options and restricted stock	2,383	2,146	1,663
Diluted shares outstanding	63,876	63,512	63,556
Income per common share:
Basic earnings per share	$2.93	$3.27	$2.92
Diluted earnings per share	$2.82	$3.16	$2.85

The following stock option grants were outstanding during the fiscal years ended September 30, 2018, 2017 and 2016, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Year Ended September 30,
	2018	2017	2016
Options	760	68		-
Weighted-average option price	$78.72	$63.23	$	n/a

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Year Ended September 30,
	2018	2017	2016
Weighted-average treasury stock shares held for deferred compensation obligations	198	180	171

Note 4.  Business acquisition

In fiscal year 2018, the Company, and its wholly-owned subsidiary, Woodward Aken GmbH (collectively, the “Purchasers”), entered into a Share Purchase Agreement (the “L’Orange Agreement”) with MTU Friedrichshafen GmbH (“MTU”) and MTU America Inc. (together with MTU, the “Sellers”), both of which were subsidiaries of Rolls-Royce PLC (“Rolls-Royce”).  Pursuant to the L’Orange Agreement, the Purchasers agreed to acquire all of the outstanding shares of stock of L’Orange GmbH, together with its wholly-owned subsidiaries in China and Germany, as well as all of the outstanding equity interests of its affiliate, Fluid Mechanics LLC, and their related operations (collectively, “L’Orange”), for total consideration (including cash consideration and the assumption of certain liabilities) of €700,000, or approximately $811,000 based on the foreign currency exchange rate as of the date Woodward executed cross currency swaps in connection with the financing of the transaction as described in Note 7, Derivative instruments and hedging activities.  The total consideration to be paid is subject to customary post-closing adjustments.  The transactions contemplated by the L’Orange Agreement were completed on June 1, 2018 (the “Closing”) and L’Orange became a subsidiary of the Company.  Following the Closing, L’Orange was renamed Woodward L’Orange.

L’Orange is a supplier of fuel injection systems for industrial diesel, heavy fuel oil and dual-fuel engines.  L’Orange supplies fuel injection technology for engines that power a wide range of industrial applications including marine power and propulsion systems, special-application off road vehicles, locomotives, oil and gas processing, and power generation.  L’Orange serves many large specialist diesel engine manufacturers, including Rolls-Royce Power Systems’ subsidiaries, MTU and Bergen Engines, and other low to high speed engine builders.  L’Orange has been integrated into the Company’s Industrial segment.

In connection with the Closing, MTU and a subsidiary of Rolls-Royce, and L’Orange, entered into a long-term supply agreement, dated June 1, 2018 (the “LTSA”).  Pursuant to the terms of the LTSA, L’Orange will continue to supply to MTU and its affiliates within Rolls-Royce certain liquid fuel injection systems, injectors, pumps and other associated parts and components for industrial diesel, heavy fuel oil and dual-fuel engines in a manner consistent with the supply of such products prior to the transaction.  The LTSA has an initial term that extends through December 31, 2032.  During the term of the LTSA, MTU will continue to purchase certain of these products exclusively from L’Orange, subject to certain limitations specified therein, at pricing negotiated at arms-length.

ASC Topic 805, “Business Combinations” (“ASC 805”), provides a framework to account for acquisition transactions under U.S. GAAP.  The preliminary purchase price of L’Orange, prepared consistent with the required ASC 805 framework, is allocated as follows:

Cash paid to Sellers	$780,401
Less acquired cash and restricted cash	(9,286)
Total purchase price	$771,115

The cash consideration was financed through the use of cash on hand, the issuance of an aggregate principal amount of $400,000 of senior unsecured notes in a series of private placement transactions and $167,420 borrowed under Woodward’s existing revolving credit agreement (see Note 13, Credit Facilities, short-term borrowings and long-term debt).  In connection with these borrowings, the Company entered into cross currency swap transactions, which effectively lowered the interest rate on each tranche of the senior unsecured notes and the borrowings under the existing revolving credit agreement (see Note 7, Derivative instruments and hedging activities).

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

The following table, which is preliminary and subject to change, summarizes the estimated fair values of the assets acquired and liabilities assumed at the Closing.  Any potential adjustments will be made retroactively and could be material to the preliminary values presented below.

Accounts receivable	$26,538
Inventories (1)	72,392
Other current assets	1,385
Property, plant, and equipment	89,772
Goodwill	257,447
Intangible assets	573,427
Total assets acquired	1,020,961
Other current liabilities	41,997
Deferred income tax liabilities	166,927
Other noncurrent liabilities	40,922
Total liabilities assumed	249,846
Net assets acquired	$771,115
(1)

Inventories include a $16,324 adjustment to state work in progress and finished goods inventories at their fair value as of the acquisition date.  The entire inventory fair value adjustment was recognized as a non-cash increase to cost of goods sold ratably over the estimated inventory turnover period during the year ending September 30, 2018.

In connection with the acquisition of L’Orange, Woodward assumed the defined benefit pension obligations of the L’Orange defined benefit pension plans (see Note 18, Retirement benefits).  As of June 1, 2018, the total liability recognized by the Company associated with the L’Orange defined benefit pension plans was $39,257, of which $1,143 was considered current.

As summary of the intangible assets acquired, weighted-average useful lives, and amortization methods follows:

	Estimated Amounts	Weighted-Average Useful Life		Amortization Method
Intangible assets with finite lives:
Customer relationships and contracts	$388,705	22	years	Straight-line
Process technology	74,260	22	years	Straight-line
Backlog	42,932	1	year	Accelerated
Other	232	3	years	Straight-line
Intangible asset with indefinite life:
Trade name	67,298	Indefinite		Not amortized
Total	$573,427

For the fiscal year ended September 30, 2018, Woodward recorded amortization expense associated with the acquired intangibles of $19,753. Future amortization expense associated with the acquired intangibles as of September 30, 2018 is expected to be:

Year Ending September 30:
2019	$36,046
2020	19,900
2021	22,920
2022	22,868
2023	22,868
Thereafter	362,089
$486,691

The preliminary purchase price allocation resulted in the recognition of $257,447 of goodwill.  Only the portion of goodwill which relates to the U.S. operations of L’Orange is expected to be deductible for tax purposes.  The Company has included all of the goodwill in its Industrial segment.  The goodwill represents the estimated value of potential expansion with new customers, the opportunity to further develop sales opportunities with new customers, other synergies including supply chain savings expected to be achieved through the integration of L’Orange with Woodward’s Industrial segment, and intangible assets that do not qualify for separate recognition, such as value of the assembled L’Orange workforce that is not included within the estimated value of the acquired backlog and customer relationship intangible assets.

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

The unaudited pro forma financial information for the year ended September 30, 2018 includes Woodward’s results, including the post-acquisition results of L’Orange, since June 1, 2018, and the pre-acquisition results of L’Orange for that period.  The unaudited pro forma financial information for the year ended September 30, 2017 combines Woodward’s results with the pre-acquisition results of L’Orange for that period.

Prior to the L’Orange acquisition by Woodward, L’Orange was a wholly owned subsidiary of Rolls-Royce, and as such was not a standalone entity for financial reporting purposes.  Accordingly, the historical operating results of L’Orange may not be indicative of the results that might have been achieved, historically or in the future, if L’Orange had been a standalone entity.

The unaudited pro forma results for the years ended September 30, 2018 and September 30, 2017 follow:

	Year Ended		Year Ended
	September 30, 2018		September 30, 2017
	As reported	Pro forma	As reported	Pro forma
Net sales	$2,325,873	$2,549,874	$2,098,685	$2,380,572
Net earnings	180,378	221,193	200,507	173,962
Earnings per share:
Basic earnings per share	$2.93	$3.60	$3.27	$2.83
Diluted earnings per share	2.82	3.46	3.16	2.74

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

L’Orange’s operating results have been included in the Company’s operating results for the periods subsequent to the completion of the acquisition on June 1, 2018.  L’Orange contributed net sales of $102,905 for the year ended September 30, 2018 and a net loss before income taxes of $9,334 for the year ended September 30, 2018.

Woodward incurred transaction-related costs of $12,886 for the year ended September 30, 2018, which are included in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings.  These transaction-related costs consisted of the L’Orange acquisition transaction and integration costs, warranty and indemnity insurance costs, and German real estate transfer tax costs.  Woodward incurred acquisition financing related costs of $4,904 for year ended September 30, 2018, which are included in “Interest expense” in the Consolidated Statements of Earnings.  Included in other expense (income), net for the year ended September 30, 2018 was the cost of $5,543 related to an at-the-money-forward option (the “Forward Option”) entered into by the Company on April 18, 2018.  The Forward Option, which was entered into to manage the Company’s exposure to fluctuations in the Euro prior to the anticipated close of the L’Orange Agreement, was not exercised by the Company and expired on June 1, 2018.

Note 5.  Joint venture

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”) to develop, manufacture and support fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

As part of the JV formation, Woodward contributed to the JV certain contractual rights and intellectual property applicable to the existing GE commercial aircraft engine programs within the scope of the JV.  Woodward had no initial cost basis in the JV because Woodward had no cost basis in the contractual rights and intellectual property contributed to the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year, which began on January 4, 2017, subject to certain claw-back conditions.  Woodward received annual payments of $4,894 during the second quarter of each of the fiscal years ended September 30, 2018 and September 30, 2017, which were recorded as deferred income and included in Net cash provided by operating activities under the caption “Other” on the Consolidated Statement of Cash Flows.  Neither Woodward nor GE contributed any tangible assets to the JV.

Woodward determined that the JV formation was not the culmination of an earnings event because Woodward has significant performance obligations to support the future operations of the JV.  Therefore, Woodward recorded as deferred income the $250,000 consideration received from GE in January of 2016 for its purchase of a 50% equity interest in the JV.  The $250,000 deferred income will be recognized as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV in a particular period as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  Unamortized deferred income recorded in connection with the JV formation included accrued liabilities of $7,087 as of September 30, 2018 and $6,451 as of September 30, 2017, and other liabilities of $235,300 as of September 30, 2018 and $236,896 as of September 30, 2017.  Amortization of the deferred income recognized as an increase to sales was $5,854 for the twelve months ended September 30, 2018, $6,286 for the twelve months ended September 30, 2017, and $5,261 for the nine-months ended September 30, 2016.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  The JV is a related party to Woodward.  Other income includes income of $3,339 for the fiscal year ended September 30, 2018, income of $2,568 for the fiscal year ended September 30, 2017, and income of $6,204 for the nine-months ended September 30, 2016 related to Woodward’s equity interest in the earnings of the JV.  Woodward received no cash distributions from the JV during the fiscal years ended September 30, 2018 and September 30, 2016, compared to a $2,500 cash distribution from the JV during the fiscal year ended September 30, 2017, which was included in Net cash provided by operating activities under the caption “Other” on the Consolidated Statement of Cash Flows.  Woodward’s net investment in the JV, which is included in other assets, was $9,611 as of September 30, 2018 and $6,272 as of September 30, 2017.

Woodward’s net sales include $72,511 for the fiscal year ended September 30, 2018 of sales to the JV, compared to $70,234 for the fiscal year ended September 30, 2017 and $46,973 for the nine-months ended September 30, 2016.  Woodward recorded a reduction to sales of $26,023 for the fiscal year ended September 30, 2018 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to $26,133 for the fiscal year ended September 30, 2017 and $21,391 for the nine-months ended September 30, 2016.  The Consolidated Balance Sheets include “Accounts receivable” of $10,499 at September 30, 2018, and $8,554 at September 30, 2017, related to amounts the JV owed Woodward, and include “Accounts payable” of $2,944 at September 30, 2018, and $6,741 at September 30, 2017, related to amounts Woodward owed the JV.

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

	At September 30, 2018				At September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$59,838	$-	$-	$59,838	$79,822	$-	$-	$79,822
Investments in reverse repurchase agreements	4,582	-	-	4,582	1	-	-	1
Investments in term deposits with foreign banks	19,174	-	-	19,174	7,729	-	-	7,729
Equity securities	19,730	-	-	19,730	16,600	-	-	16,600
Total financial assets	$103,324	$-	$-	$103,324	$104,152	$-	$-	$104,152

Financial liabilities:
Cross currency interest rate swaps	$-	$23,000	$-	$23,000	$-	$-	$-	$-
Total financial liabilities	$-	$23,000	$-	$23,000	$-	$-	$-	$-

Investments in reverse repurchase agreements:  Woodward sometimes invests excess cash in reverse repurchase agreements.  Under the terms of Woodward’s reverse repurchase agreements, Woodward purchases an interest in a pool of securities and is granted a security interest in those securities by the counterparty to the reverse repurchase agreement.  At an agreed upon date, generally the next business day, the counterparty repurchases Woodward’s interest in the pool of securities at a price equal to what Woodward paid to the counterparty plus a rate of return determined daily per the terms of the reverse repurchase agreement.  Woodward believes that the investments in these reverse repurchase agreements are with creditworthy financial institutions and that the funds invested are highly liquid.  The investments in reverse repurchase agreements are reported at fair value, with realized gains from interest income recognized in earnings, and are included in “Cash and cash equivalents” in the Consolidated Balance Sheets.  Since the investments are generally overnight, the carrying value is considered to be equal to the fair value as the amount is deemed to be a cash deposit with no risk of change in value as of the end of each fiscal quarter.

Investments in term deposits with foreign banks: Woodward’s foreign subsidiaries sometimes invest excess cash in various highly liquid financial instruments that Woodward believes are with creditworthy financial institutions.  Such investments are reported in “Cash and cash equivalents” at fair value, with realized gains from interest income recognized in earnings.  The carrying value of Woodward’s investments in term deposits with foreign banks are considered equal to the fair value given the highly liquid nature of the investments.  As of September 30, 2018, $3,635 of the term deposits with foreign banks are restricted in use as they are pledged collateral for short-term borrowings.  The restriction will lapse when the related short-term borrowings are paid.

Equity securities: Woodward holds marketable equity securities, through investments in various mutual funds, related to its deferred compensation program.  Based on Woodward’s intentions regarding these instruments, marketable equity securities are classified as trading securities.  The trading securities are reported at fair value, with realized gains and losses recognized in “Other expense (income), net” on the Consolidated Statements of Earnings.  The trading securities are included in “Other assets” in the Consolidated Balance Sheets.  The fair values of Woodward’s trading securities are based on the quoted market prices for the net asset value of the various mutual funds.

Cross currency interest rate swaps:  Woodward holds cross currency interest rate swaps, which are accounted for at fair value.  The swaps are included in “Other liabilities” in the Consolidated Balance Sheets.  The fair values of Woodward’s cross currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors.

Accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Consolidated Balance Sheets were as follows:

		At September 30, 2018		At September 30, 2017
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$13,458	$13,462	$15,848	$14,507
Investments in short-term time deposits	2	8,883	8,874	8,227	8,223
Liabilities:
Long-term debt	2	$(1,094,987)	$(1,095,292)	$(592,317)	$(582,080)

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 3.1% at September 30, 2018 and 2.6% at September 30, 2017.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits was 6.3% at September 30, 2018 and 5.3% at September 30, 2017.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 3.5% at September 30, 2018 and 2.4% at September 30, 2017.

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

Derivative instruments not designated or qualifying as hedging instruments

On April 18, 2018, the Company entered into a forward option at a cost of $5,543 whereby, on May 30, 2018, the Company had the ability to exercise its option to purchase €490,000 on June 1, 2018 using U.S. dollars at a fixed exchange rate of 1.2432 (the (“Forward Option”).  The Forward Option was entered into to manage the Company’s exposure to fluctuations in the Euro prior to the anticipated close of the L’Orange Agreement.  The Company did not enter into the Forward Option for trading or speculative purposes.  As the spot rate was below 1.2432 on May 30, 2018, the Company elected not to exercise the option and a loss of $5,543 was recognized on the Forward Option in “Other (income) expense, net” in the Consolidated Statements of Earnings in the fiscal year ended September 30, 2018.  The Forward Option expired on June 1, 2018.

In May 2018, Woodward entered into cross currency interest rate swap agreements that synthetically convert $167,420 of floating-rate debt under Woodward’s existing revolving credit agreement to Euro denominated floating-rate debt in conjunction with the L’Orange acquisition (the “Floating-Rate Cross Currency Swap”).  Also in May 2018, Woodward entered into cross currency interest rate swap agreements that synthetically convert an aggregate principal amount of $400,000 of fixed-rate debt associated with the 2018 Note Purchase Agreement (as defined at Note 13, Credit facilities short-term borrowings and long-term debt) to Euro denominated fixed-rate debt (the “Fixed-Rate Cross Currency Swaps”).  The cross currency interest rate swaps, which effectively reduce the interest rate on the underlying fixed and floating-rate debt under the 2018 Notes (as defined at Note 13, Credit facilities short-term borrowings and long-term debt) and Woodward’s existing revolving credit agreement, respectively, is recorded as a reduction to “Interest expense” in Woodward’s Consolidated Statements of Earnings.

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

Only the change in the fair value related to the cross currency basis spread, or excluded component, of the derivative instrument is recognized in accumulated other comprehensive (losses) earnings (“OCI”).  The remaining change in the fair value of the derivative instrument is recognized in foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Consolidated Statements of Earnings.  The change in the fair value of the derivative instrument in foreign currency transaction gain or loss offsets the change in the spot remeasurement of the intercompany Euro denominated loan.  Hedge effectiveness is assessed based on the fair value changes of the derivative instrument, after excluding any fair value changes related to the cross currency basis spread.  The initial cost of the cross currency basis spread is recorded in earnings each period through the swap accrual process.  There is no credit-risk-related contingent features associated with the floating-rate cross currency interest rate swap.

Derivative instruments in cash flow hedging relationships

In conjunction with the entry into the Fixed-Rate Cross Currency Swaps, five corresponding intercompany loans receivable, with identical terms and amounts of each tranche of the underlying aggregate principal amount of $400,000 of fixed-rate debt, and reciprocal cross currency interest rate swaps were entered into by Barbados, which are designated as cash flow hedges under the criteria prescribed in ASC 815.  The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the Euro denominated intercompany loans over a fifteen year period.

Changes in the fair values of the derivative instruments are recognized in accumulated OCI and reclassified to foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Consolidated Statements of Earnings.  Reclassifications out of accumulated OCI of the change in fair value occur each reporting period based upon changes in the spot rate remeasurement of the Euro denominated intercompany loans, including associated interest.  Hedge effectiveness is assessed based on the fair value changes of the derivative instruments and deemed to be highly effective in offsetting exposure to variability in foreign exchange rates.  There are no credit-risk-related contingent features associated with these fixed-rate cross currency interest rate swaps.

In June 2013, in connection with Woodward’s expected refinancing of current maturities on its then existing long-term debt, Woodward entered into a treasury lock agreement with a notional amount of $25,000 that qualified as a cash flow hedge under ASC 815.  The objective of this derivative instrument was to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven-year period related to the future principal and interest payments on a portion of anticipated future debt issuances.  The treasury lock agreement was terminated in August 2013 and the resulting gain of $507 was recorded as a reduction to accumulated OCI, net of tax, and is being recognized as a decrease to interest expense over a seven-year period.  Woodward expects to reclassify $72 of net unrecognized gains on terminated derivative instruments from accumulated OCI to earnings during the next twelve months.

In March 2009, Woodward entered into LIBOR lock agreements that qualified as cash flow hedges under authoritative guidance for derivatives and hedging.  The objective of this derivative instrument was to hedge the risk of variability in cash flows over a seven-year period related to future interest payments of a portion of anticipated future debt issuances attributable to changes in the designated benchmark interest rate associated with the then expected issuance of long-term debt to acquire HR Textron Inc. (“HRT”).  The discontinuance of the LIBOR lock agreements resulted in a loss that was being recognized as an increase of interest expense over a seven-year period on the hedged Series E and F Notes, which were issued on April 3, 2009, using the effective interest method.  The unrecognized portion of the loss was recorded in accumulated OCI, net of tax.  The unrecognized portion of the loss was fully amortized to interest expense during the second quarter of fiscal year 2016, and as of September 30, 2016 there was no unrecognized loss associated with this cash flow hedge in Woodward’s Consolidated Balance Sheet.

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  On the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange gains of $838 for the fiscal year ended September 30, 2018, compared to net foreign exchange losses of $2,395 for the fiscal year ended September 30, 2017 and $47 for the fiscal year ended September 30, 2016.

In July 2016, Woodward designated an intercompany loan of 160,000 RMB between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  In July 2017, the intercompany loan was repaid, resulting in a realized gain of $380 that was recognized within total comprehensive (losses) earnings, of which a gain of $453 was recognized in fiscal year 2017 and a loss of $73 was recognized in fiscal year 2016.

In June 2015, Woodward designated an intercompany loan of 160,000 Renminbi (“RMB”) between two wholly owned subsidiaries as a hedge of a foreign currency exposure of the net investment of the borrower in the lender.  In June 2016, the intercompany loan was repaid, resulting in a realized gain of $1,484 that was recognized within total comprehensive (losses) earnings, of which $912 was recognized in fiscal year 2016.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the impact of derivative instruments designated as qualifying hedging instruments on Woodward’s Consolidated Statements of Earnings:

		Year ended September 30, 2018
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$472	$1,034	$472
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	1,067	21,966	1,067
Treasury lock agreement designated as cash flow hedge	Interest expense	(72)	-	(72)
		$1,467	$23,000	$1,467

		Year ended September 30, 2017
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Treasury lock agreement designated as cash flow hedge	Interest expense	$(72)	$-	$(72)
		$(72)	$-	$(72)

		Year ended September 30, 2016
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Treasury lock agreement designated as cash flow hedge	Interest expense	$21	$-	$21
		$21	$-	$21

The remaining unrecognized gains and losses in Woodward’s Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI were net losses of $21,315 as of September 30, 2018 and net gains of $218 as of September 30, 2017.

Note 8.  Supplemental statement of cash flows information

	Year Ended September 30,
	2018	2017	2016
Interest paid, net of amounts capitalized	$29,677	$27,752	$34,500
Income taxes paid	44,831	33,926	99,468
Income tax refunds received	1,976	997	2,350
Non-cash activities:
Purchases of property, plant and equipment on account	11,982	17,327	10,705
Property, plant and equipment acquired by capital lease	-	-	1,653
Common shares issued from treasury to settle employee liabilities	-	1,767	-
Common shares issued from treasury to settle benefit obligations (Note 19)	14,741	14,014	13,999
Cashless exercise of stock options	-	1,473	753

Note 9.  Inventories

	September 30,	September 30,
	2018	2017
Raw materials	$80,999	$59,034
Work in progress	118,010	103,790
Component parts (1)	298,820	262,755
Finished goods	51,767	47,926
	$549,596	$473,505

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 10.  Property, plant, and equipment

	September 30,	September 30,
	2018	2017
Land and land improvements	$94,146	$88,326
Buildings and building improvements	565,065	514,453
Leasehold improvements	17,954	16,142
Machinery and production equipment	668,986	543,641
Computer equipment and software	124,788	124,723
Office furniture and equipment	31,533	24,308
Other	19,366	19,393
Construction in progress	103,036	111,910
	1,624,874	1,442,896
Less accumulated depreciation	(564,869)	(520,853)
Property, plant, and equipment, net	$1,060,005	$922,043

In the second quarter of fiscal year 2018, the Company announced its decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.  The Company has identified assets held for sale with a carrying value of $8,306 at September 30, 2018, the majority of which are included in “Land and land improvements” and “Buildings and buildings improvements” which relate to the land, building and building improvements, and other assets at the Duarte facility.  The assets held for sale are included in the Company’s Aerospace segment.  The Company had no assets held for sale recorded as of September 30, 2017.  The carrying value of the remaining assets at the Duarte facility was approximately $2,600 as of September 30, 2018, of which the Company has identified approximately $650 that is planned to be disposed of as a result of the relocation.

The Company assessed whether the decision to relocate from its Duarte facility could indicate a potential impairment of the assets at the Duarte facility and concluded that the assets were not impaired as of September 30, 2018.

Included in “Office furniture and equipment” and “Other” is $1,650 at September 30, 2018 and $1,653 at September 30, 2017, of gross assets acquired on capital leases, and accumulated depreciation included $1,158 at September 30, 2018 and $739 at September 30, 2017 of amortization associated with the capital lease assets.

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

Included in “Construction in progress” are costs of $32,248 at September 30, 2018 and $49,347 at September 30, 2017 associated with new equipment purchases for the greater-Rockford, Illinois campus and costs of $3,967 at September 30, 2018 and $15,584 at September 30, 2017 associated with the renovation of the Drake Campus.

For the fiscal years ended September 30, 2018, 2017, and 2016, Woodward had depreciation expense as follows:

	Year Ended September 30,
	2018	2017	2016
Depreciation expense	$71,389	$55,140	$41,550

For the fiscal years ended September 30, 2018, 2017, and 2016, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Year Ended September 30,
	2018	2017	2016
Capitalized interest	$2,187	$2,008	$5,455

Note 11.  Goodwill

	September 30, 2017	Additions	Effects of Foreign Currency Translation	September 30, 2018
Aerospace	$455,423	$-	$-	$455,423
Industrial	101,122	257,447	(742)	357,827
Consolidated	$556,545	$257,447	$(742)	$813,250

	September 30, 2016	Additions	Effects of Foreign Currency Translation	September 30, 2017
Aerospace	$455,423	$-	$-	$455,423
Industrial	100,261	-	861	101,122
Consolidated	$555,684	$-	$861	$556,545

On June 1, 2018, Woodward completed the acquisition of L’Orange (see Note 4, Business acquisition), which resulted in the recognition of $257,447 in goodwill in the Company’s Industrial segment.

Woodward tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Woodward completed its annual goodwill impairment test as of July 31, 2018 during the quarter ended September 30, 2018.  At that date, Woodward determined it was appropriate to aggregate certain components of the same operating segment into a single reporting unit.  The fair value of each of Woodward’s reporting units was determined using a discounted cash flow method.  This method represents a level 3 input and incorporates various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, future tax rates, and the present value, based on an estimated weighted-average cost of capital (or the discount rate) and terminal growth rate, of forecasted cash flows.  Management projects revenue growth rates, earnings margins and cash flows based on each reporting unit’s current operational results, expected performance and operational strategies over a ten-year period.  These projections are adjusted to reflect current economic conditions and demand for certain products, and require considerable management judgment.

Forecasted cash flows used in the July 31, 2018 impairment test were discounted using weighted-average cost of capital assumptions ranging from 9.83% to 12.76%. The terminal values of the forecasted cash flows were calculated using the Gordon Growth Model and assumed an annual compound growth rate after ten years of 3.32%. These inputs, which are unobservable in the market, represent management’s best estimate of what market participants would use in determining the present value of the Company’s forecasted cash flows.  Changes in these estimates and assumptions can have a significant impact on the fair value of forecasted cash flows.  Woodward evaluated the reasonableness of the reporting units’ resulting fair values utilizing a market multiple method.

The results of Woodward’s goodwill impairment tests performed as of July 31, 2018 did not indicate impairment of any of Woodward’s reporting units.

Note 12.  Intangible assets, net

	September 30, 2018			September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(166,719)	$114,964	$282,225	$(151,155)	$131,070
Industrial	429,880	(35,856)	394,024	40,962	(34,407)	6,555
Total	$711,563	$(202,575)	$508,988	$323,187	$(185,562)	$137,625

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,448	(18,587)	861	19,422	(18,196)	1,226
Total	$19,448	$(18,587)	$861	$19,422	$(18,196)	$1,226

Process technology:
Aerospace	$76,372	$(54,874)	$21,498	$76,605	$(49,124)	$27,481
Industrial	97,154	(20,373)	76,781	22,950	(17,756)	5,194
Total	$173,526	$(75,247)	$98,279	$99,555	$(66,880)	$32,675

Backlog:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	42,955	(18,006)	24,949	-	-	-
Total	$42,955	$(18,006)	$24,949	$-	$-	$-

Other intangibles:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	1,629	(1,158)	471	1,312	(956)	356
Total	$1,629	$(1,158)	$471	$1,312	$(956)	$356

Intangible asset with indefinite life:
Tradename:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	67,335	-	67,335	-	-	-
Total	$67,335	$-	$67,335	$-	$-	$-

Total intangibles:
Aerospace	$358,055	$(221,593)	$136,462	$358,830	$(200,279)	$158,551
Industrial	658,401	(93,980)	564,421	84,646	(71,315)	13,331
Consolidated Total	$1,016,456	$(315,573)	$700,883	$443,476	$(271,594)	$171,882

For the fiscal years ended September 30, 2018, 2017, and 2016, Woodward recorded amortization expense associated with intangibles of the following:

	Year Ended September 30,
	2018	2017	2016
Amortization expense	$44,742	$25,777	$27,486

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2019	$59,187
2020	40,266
2021	41,320
2022	39,114
2023	38,056
Thereafter	415,605
$633,548

Note 13.  Credit facilities, short-term borrowings and long-term debt

As of September 30, 2018, Woodward’s short-term borrowings and availability under its various short-term credit facilities follows:

	Total availability	Outstanding letters of credit and guarantees	Outstanding borrowings	Remaining availability
Revolving credit facility	$1,000,000	$(11,484)	$(266,541)	$721,975
Foreign lines of credit and overdraft facilities	7,440	-	-	7,440
Foreign performance guarantee facilities	1,783	(1,536)	-	247
Other short-term borrowings	3,635	-	(3,635)	-
	$1,012,858	$(13,020)	$(270,176)	$729,662

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $266,541 in principal amount of borrowings outstanding as of September 30, 2018, at an effective interest rate of 3.48%, and $32,600 in principal amount of borrowings outstanding as of September 30, 2017, at an effective interest rate of 2.29%.  As of September 30, 2018, $150,000 of the borrowings under the Revolving Credit Agreement were classified as short-term borrowings based on Woodward’s intent and ability to pay this amount in the next twelve months.  As of September 30, 2017, all of the borrowings under the Revolving Credit Agreement were classified as short-term borrowings.

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

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of both September 30, 2018 and 2017.  Woodward had other short-term borrowings of $3,635 as of September 30, 2018, which are expected to be paid within 12 months.  Woodward had no other short-term borrowings as of September 30, 2017.

Long-term debt

	September 30,	September 30,
	2018	2017
Long-term portion of revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020; unsecured	$116,541	$-
Series D notes – 6.39%, due October 2018; unsecured	100,000	100,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 2026; unsecured	46,437	47,270
Series N notes – 1.31% due September 2028; unsecured	89,393	90,995
Series O notes – 1.57% due September 2031; unsecured	49,921	50,815
Series P notes – 4.27% due May 2025; unsecured	85,000	-
Series Q notes – 4.35% due May 2027; unsecured	85,000	-
Series R notes – 4.41% due May 2029; unsecured	75,000	-
Series S notes – 4.46% due May 2030; unsecured	75,000	-
Series T notes – 4.61% due May 2033; unsecured	80,000	-
Unamortized debt issuance costs	(2,895)	(1,794)
Total long-term debt	1,092,397	580,286
Less: Current portion of long-term debt	-	-
Long-term debt, less current portion	$1,092,397	$580,286

The Notes

In October 2008, Woodward entered into a note purchase agreement relating to the Series D Notes, due in October 2018.  On October 1, 2018, Woodward paid the entire principal balance of $100,000 on the Series D Notes using proceeds from borrowings under its existing revolving credit facility.

In April 2009, Woodward entered into a note purchase agreement relating to the Series F Notes.  The Series F Notes mature and are payable in April 2019.  As of September 30, 2018, the entire amount of debt under the Series F Notes has been classified as long-term based on Woodward’s intent and ability to refinance this debt prior to maturity using cash proceeds from its existing revolving credit facility which, in turn, is expected to be repaid beyond the next twelve months.

On October 1, 2013, Woodward entered into a note purchase agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions.  Woodward issued the Series G, H and I Notes (the “First Closing Notes”) on October 1, 2013.  Woodward issued the Series J, K and L Notes (the “Second Closing Notes” and together with the Series D Notes, the Series F Notes and the First Closing Notes, collectively the “USD Notes”) on November 15, 2013.

On September 23, 2016, Woodward and the BV Subsidiary each entered into note purchase agreements (the “2016 Note Purchase Agreements”)  relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 Series M Notes.

The BV Subsidiary issued (a) €77,000 aggregate principal amount of the BV Subsidiary’s Series N Senior Notes (the “Series N Notes”) and (b) €43,000 aggregate principal amount of the BV Subsidiary’s Series O Senior Notes (the “Series O Notes” and together with the Series M Notes and the Series N Notes, the “2016 Notes,” and, together with the USD Notes, collectively, the “Existing Notes”).

On May 31, 2018, Woodward entered into a note purchase agreement (the “2018 Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $400,000 of senior unsecured notes comprised of (a) $85,000 aggregate principal amount of its Series P Senior Notes due May 30, 2025 and bearing interest at a rate of 4.27% per annum (the “Series P Notes”), (b) $85,000 aggregate principal amount of its Series Q Senior Notes due May 30, 2027 and bearing interest at a rate of 4.35% per annum (the “Series Q Notes”), (c) $75,000 aggregate principal amount of its Series R Senior Notes due May 30, 2029 and bearing interest at a rate of 4.41% per annum (the “Series R Notes”), (d) $75,000 aggregate principal amount of its Series S Senior Notes due May 30, 2030 and bearing interest at a rate of 4.46% per annum (the “Series S Notes”), and (e) $80,000 aggregate principal amount of its Series T Senior Notes due May 30, 2033 and bearing interest at a rate of 4.61% per annum (the “Series T Notes”, and together with the Series P Notes, the Series Q Notes, the Series R Notes, and the Series S Notes, the “2018 Notes,” and, together with the Existing Notes, the “Notes”), in a series of private placement transactions.

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

Interest on the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the Series F Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the 2016 Notes is payable semi-annually on March 23 and September 23 of each year, until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of September 30, 2018, the Series J Notes bore interest at an effective rate of 3.57%.  Commencing on November 30, 2018, interest on the 2018 Notes is payable semi-annually on May 30 and November 30 of each year until all principal is paid.

None of the Notes were registered under the Securities Act of 1933 and they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Holders of the Notes do not have any registration rights.

All of the issued Notes are held by multiple institutions.

Woodward’s payment and performance obligations under the Notes, including without limitation the obligations for payment of all principal, interest and any applicable prepayment compensation amount, are guaranteed by (i) Woodward FST, Inc., Woodward MPC, Inc., and Woodward HRT, Inc., each of which is a wholly owned subsidiary of Woodward, and (ii) in the case of the BV Subsidiary’s Series N and O Notes, by Woodward.  Woodward’s obligations under the Notes rank equal in right of payment with all of Woodward’s other unsecured unsubordinated debt, including its outstanding debt under its revolving credit facility.

The Notes contain restrictive covenants customary for such financings, including, among other things, covenants that place limits on Woodward’s ability to incur liens on assets, incur additional debt (including a leverage or coverage based maintenance test), transfer or sell Woodward’s assets, merge or consolidate with other persons and enter into material transactions with affiliates. Under the financial covenants contained in the note purchase agreement governing each series of the Notes, Woodward’s priority debt may not exceed, at any time, 25% of its consolidated net worth.  Woodward’s Leverage Ratio cannot exceed 4.0 to 1.0 during any material acquisition period, or 3.5 to 1.0 at any other time on a rolling four quarter basis.  In the event that Woodward’s Leverage Ratio exceeds 3.5 to 1.0 during any material acquisition period, the interest rate on each series of Notes will increase.  Further for the Series D and F notes, Woodward’s consolidated net worth must at all times equal or exceed $485,940 plus 50% of Woodward’s consolidated net earnings for each fiscal year beginning with the fiscal year ending September 30, 2009.  For the Series G, H, I, J, K, L, M, N, and O notes, Woodward’s consolidated net worth must at all times equal or exceed $1,046,619 plus 50% of Woodward’s positive net income for each completed fiscal year beginning with the fiscal year ending September 30, 2016.  For the 2018 Notes, Woodward’s consolidated net worth must at all times equal or exceed $1,156,000 plus (i) 50% of Woodward’s positive net income for each completed fiscal year beginning with the fiscal year ending September 30, 2018 and (ii) 50% of the net cash proceeds received by Woodward on or after May 31, 2018 from the issuance of capital stock, other than issuances pursuant to employee stock option or ownership plans.

The Company, at its option, is permitted at any time to prepay all or any part of the then-outstanding principal amount of any series of the Notes at 100% of the principal amount of the series of the Notes to be prepaid (but, in the case of partial prepayment, not less than $1,000 for each the USD Notes and the 2018 Notes and not less than €1,000 for the 2016 Notes), together with interest accrued on such amount to be prepaid to the date of prepayment, plus any applicable prepayment compensation amount.    The prepayment compensation amount, as to the USD Notes and 2018 Notes, other than the Series J Notes, is computed by discounting the remaining scheduled payments of interest and principal of the USD Notes and/or 2018 Notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the USD Notes and/or 2018 Notes being prepaid.  The prepayment compensation amount, as to the Series J Notes, generally is computed as a percentage of the principal amount of the Series J Notes equal to (a) 2%, on or prior to November 15, 2014, (b) 1%, after November 15, 2014 and on or prior to November 15, 2015, and (c) 0% after November 15, 2015.  The prepayment compensation amount as to the 2016 Notes that is not subject to a swap agreement is computed by discounting the remaining scheduled payments of interest and principal of such notes being prepaid at a discount rate equal to the sum of 50 basis points and the yield to maturity of the German Bund having a maturity equal to the remaining average life of the 2016 Notes being prepaid.  The prepayment compensation amount as to a 2016 Note that is subject to a swap agreement entered into by the holder of such note under which the holder will receive payment in U.S. dollars in exchange for scheduled Euro payments of principal and interest on the Euro denominated 2016 Notes, adjusted for theoretical holder returns foregone on hypothetical reinvestments in U.S. Treasury securities (the “Swapped Notes”) is equal to the excess of an amount equal to the remaining scheduled payments to be paid in respect of such called principal under such swap agreement discounted at a rate equal to 50 basis points and the yield to maturity of U.S. Treasury securities having a maturity equal to the remaining average life of the Swapped Notes being prepaid over the amount of payments in U.S. dollars that would be paid to the holder of the Swapped Note in respect of the called principal under the swap agreement, which amount will be increased or reduced, as applicable, in an amount equal to any net gain or loss realized by the holder of such Swapped Note on swap transactions under such swap agreement as a result of such prepayment.

Required future principal payments of the Notes as of September 30, 2018 are as follows:

Year Ending September 30:
2019	$143,000
2020	-
2021	100,000
2022	-
2023	-
Thereafter	735,751
$978,751
Certain financial and other covenants under Woodward’s debt agreements contain customary restrictions on the operation of its business.    Management believes that Woodward was in compliance with the covenants under the long-term debt agreements at September 30, 2018.

Debt Issuance Costs

In connection with the 2018 Note Purchase Agreement, Woodward incurred $1,494 in financing costs, which are deferred and will be amortized using the straight-line method over the life of the agreement.

In connection with the 2016 Note Purchase Agreements, in fiscal year 2016, Woodward incurred $863 in financing costs, which are deferred and will be amortized using the straight-line method over the life of the agreement.

Amounts recognized as interest expense from the amortization of debt issuance costs were $1,256 in fiscal year 2018, $1,130 in fiscal year 2017, and $1,165 in fiscal year 2016.  Unamortized debt issuance costs associated with the Notes of $2,895 as of September 30, 2018 and $1,794 as of September 30, 2017 were recorded as a reduction in “Long-term debt, less current portion” in the Consolidated Balance Sheets.  Unamortized debt issuance costs of $1,385 associated with the Revolving Credit Agreement as of September 30, 2018 and $2,259 as of September 30, 2017 were recorded as “Other assets” in the Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Consolidated Statements of Cash Flows.

Note 14.  Accrued liabilities

	At September 30,
	2018	2017
Salaries and other member benefits	$88,643	$91,285
Warranties	20,130	13,597
Interest payable	18,611	9,626
Current portion of acquired performance obligations and unfavorable contracts (1)	1,627	1,627
Accrued retirement benefits	3,571	2,413
Current portion of loss reserve on contractual lease commitments	1,245	1,343
Current portion of deferred income from JV formation (Note 5)	7,087	6,451
Deferred revenues	2,572	4,625
Restructuring charges	16,522	-
Taxes, other than income	21,128	14,401
Other	13,377	9,704
	$194,513	$155,072

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

	Twelve-Months Ended September 30,
	2018	2017	2016
Warranties, beginning of period	$13,597	$15,993	$13,741
Increases due to acquisition of L'Orange	6,045	-	-
Expense, net of recoveries	5,158	9,135	9,902
Reductions for settling warranties	(4,413)	(11,692)	(7,802)
Foreign currency exchange rate changes	(257)	161	152
Warranties, end of period	$20,130	$13,597	$15,993

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

The summary for the activity in the loss reserve during the fiscal years ended September 30, 2018, 2017, and 2016 is as follows:

	Twelve-Months Ended September 30,
	2018	2017	2016
Loss reserve on contractual lease commitments, beginning of period	$5,270	$9,242	$2,464
Additions	-	-	8,165
Payments	(1,339)	(1,650)	(1,387)
Non-cash adjustments	-	(2,322)	-
Loss reserve on contractual lease commitments, end of period	$3,931	$5,270	$9,242

Other liabilities included $2,686 of accrued loss reserve on contractual lease commitments that are not expected to be settled or paid within twelve months as of September 30, 2018.

Restructuring charges

In fiscal year 2018, the Company recorded restructuring charges totaling $17,013, the majority of which relate to the Company’s decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.  The Duarte facility, which manufactures thrust reverser actuation systems, is part of the Company’s Aerospace segment.  The remaining restructuring charges recognized during the year ended September 30, 2018 consist of workforce management costs related to aligning the Company’s industrial turbomachinery business, which is part of the Company’s Industrial segment, with current market conditions.  All of the restructuring charges recorded during the year ended September 30, 2018 were recorded as nonsegment expenses and are expected to be paid within one year of the balance sheet date.

The summary of activity in accrued restructuring charges during the fiscal year ended September 30, 2018 is as follows:

		Period Activity
	Balances as of October 1, 2017	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balances as of September 30, 2018
Workforce management costs associated with:
Duarte plant relocation	$-	$12,504	$-	$-	$12,504
Industrial turbomachinery business realignment	-	4,509	(491)	-	4,018
Total	$-	$17,013	$(491)	$-	$16,522

In addition to the restructuring charges recognized in fiscal year 2018, the Company anticipates incurring additional costs associated with the relocation from Duarte to the Drake Campus such as expenses associated with equipment relocation, employee training, accelerated depreciation, and increased labor expenses over the coming year.  The Company anticipates these additional expenses will vary by quarter, but are expected to be approximately $12,000 in total.  Although the Company plans to sell the Duarte facility’s land, building and building improvements, it is currently still occupying the Duarte facility and has recorded these as assets held for sale as of September 30, 2018 (see Note 10, Property, plant and equipment).

Note 15.  Other liabilities

	At September 30,
	2018	2017
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$90,722	$52,211
Noncurrent portion of deferred income from JV formation (1)	235,300	236,896
Total unrecognized tax benefits	8,582	20,949
Noncurrent income taxes payable (2)	12,494	-
Acquired unfavorable contracts (3)	54	2,076
Deferred economic incentives (4)	13,038	14,574
Loss reserve on contractual lease commitments (5)	2,686	3,927
Cross currency swap derivative liability (6)	23,000	-
Other	12,179	14,165
	$398,055	$344,798

(1)	See Note 5, Joint venture for more information on the deferred income from JV formation.
(2)	See Note 17, Income taxes for more information on the noncurrent income taxes payable.
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

(5)	See Note 14, Accrued liabilities for more information on the loss reserve on contractual lease commitments.
(6)	See Note 6, Financial instruments and fair value measurements for more information on the cross currency swap derivative liability.

Note 16.  Other expense (income), net

	Year Ended September 30,
	2018	2017	2016
Equity interest in the earnings of the JV (Note 5)	$(3,339)	$(2,568)	$(6,204)
Net gain on sales of assets	(1,106)	(3,604)	(4,431)
Rent income	(170)	(254)	(315)
Net gain on investments in deferred compensation program	(1,661)	(1,833)	(1,062)
Loss on forward option derivative instrument (Note 7)	5,543	-	-
Other	(792)	(786)	(294)
	$(1,525)	$(9,045)	$(12,306)

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

Also on December 22, 2017, the SEC issued SAB 118.  SAB 118 expresses views of the SEC regarding ASC 740 in the reporting period that includes the enactment date of the Tax Act.  Subsequent to the issuance of SAB 118, in March 2018, the FASB issued ASU 2018-05, which formally amended ASC 740 for the guidance previously provided by SAB 118.  The SEC staff issuing SAB 118 (the “Staff”) recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein.  The Staff’s view of the enactment of the Tax Act has been developed considering the principles of ASC 805 which addresses the accounting for certain items in a business combination for which the accounting is incomplete upon issuance of the financial statements that include the reporting period in which the business combination occurs.  Specifically, the Staff provides that the accounting guidance in ASC Topic 805 may be analogized to the accounting for impacts of the Tax Act.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year.  For the fiscal year ended September 30, 2018, Woodward has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2018.  Future adjustments to the provisional numbers will be recorded to income tax expense in the period in which those adjustments become estimable and/or are finalized.  The Company will finalize its assessment of the income tax effects of the Tax Act in the first quarter of fiscal year 2019.

Accordingly, Woodward’s income tax for the fiscal year ended September 30, 2018 reflects a net current year provisional discrete income tax expense resulting from the enactment of the Tax Act as follows:

Year Ended
September 30, 2018
Transition Tax (provisional)	$13,580
Net impact on U.S. deferred tax assets and liabilities (provisional)	(16,038)
Net changes in deferred tax liability associated with anticipated repatriation taxes (provisional)	8,121
Total provisional impact of the enactment of the Tax Act	5,663
Impact on the U.S. net deferred tax assets from IRS audit changes and tax return adjustments	5,197
Net impact of the enactment of the Tax Act	$10,860

In the first quarter of fiscal year 2018, Woodward recorded a provisional tax impact in the amount of $14,778 related to the Tax Act.    During the third quarter of fiscal year 2018, Woodward increased the tax impact from the Tax Act by an amount of $3,671 (an increase of 1.7% in the fiscal year 2018 effective tax rate) related to the tax rate change effect on an increased deferred tax asset resulting from a U.S. Internal Revenue Service (“IRS”)  audit. During the fourth quarter of fiscal year 2018, Woodward made the following provisional tax impacts related to the Tax Act: (i) the Transition Tax was reduced by an amount of $12,420 (a decrease of 5.7% in the fiscal year 2018 effective tax rate) as a result of increased technical consensus in the interpretation of the Tax Act  and comments by the IRS, (ii) the net benefit related to the change in tax rates on U.S. deferred tax assets and liabilities was decreased by an amount of $222 (an increase of 0.1% in the fiscal year 2018 effective tax rate) as a result of adjustments made to the first quarter estimate, (iii)    Woodward recorded an amount of $3,083 (an increase of 1.4% in the fiscal year 2018 effective tax rate) of additional anticipated repatriation taxes related to the future repatriation of earning to the U.S., and (iv) Woodard recorded an additional amount of $1,526 (an increase of 0.7% in the fiscal year 2018 effective tax rate) related to adjustments to prior period items.

Consistent with provisions allowed under the Tax Act, the $13,580 estimated Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019.  As of September 30, 2018, the current portion of the estimated Transition Tax liability in the amount of $1,086 has been included in “Income taxes receivable, net,” and the noncurrent portion in the amount of $12,494 has been included in “Other liabilities” in the Consolidated Balance Sheets.

Income taxes consisted of the following:

	Year Ended September 30,
	2018	2017	2016
Current:
Federal	$39,979	$17,872	$81,127
State	3,697	1,379	6,067
Foreign	25,968	15,118	9,689
Deferred:
Federal	(10,519)	16,907	(40,801)
State	(3,784)	(2,561)	(9,054)
Foreign	(16,141)	3,525	(1,380)
	$39,200	$52,240	$45,648

Earnings before income taxes by geographical area consisted of the following:

	Year Ended September 30,
	2018	2017	2016
United States	$181,671	$192,220	$175,146
Other countries	37,907	60,527	51,340
	$219,578	$252,747	$226,486

Significant components of deferred income taxes presented in the Consolidated Balance Sheets are related to the following:

	At September 30,
	2018	2017
Deferred tax assets:
Defined benefit plans, other postretirement	$6,844	$11,947
Foreign net operating loss carryforwards	6,071	4,707
Inventory	23,549	29,444
Stock-based and other compensation	39,903	37,693
Defined benefit plans, pension	2,187	1,148
Deferred revenue	60,177	92,426
Other reserves	10,154	10,850
Tax credits and incentives	12,512	9,769
Other	9,887	7,700
Valuation allowance	(4,522)	(3,714)
Total deferred tax assets, net of valuation allowance	166,762	201,970
Deferred tax liabilities:
Goodwill and intangibles - net	(231,223)	(103,781)
Property, plant and equipment	(85,459)	(109,229)
Other	(4,425)	(2,418)
Total deferred tax liabilities	(321,107)	(215,428)
Net deferred tax liabilities	$(154,345)	$(13,458)

Woodward has recorded a net operating loss (“NOL”) deferred tax asset of $6,071 as of September 30, 2018 and $4,707 as of September 30, 2017.  A portion of these NOL carryforwards will start to expire in 2019 and is currently offset by a valuation allowance.  Woodward has placed valuation allowances against all other NOL carryforwards that are less than 50 percent likely to be realized.

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

As a result of foreign earnings being taxed in the current fiscal year under the Transition Tax, Woodward has reassessed its indefinite investment assertions on certain of those previously taxed foreign earnings.  At September 30, 2018, Woodward has not provided for taxes on undistributed foreign earnings of $199,845 that it considered indefinitely reinvested.  These earnings could become subject to income taxes if they are remitted as dividends, are loaned to Woodward or any of Woodward’s subsidiaries located in the United States, or if Woodward sells its stock in the foreign subsidiaries.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% was effective January 1, 2018 (the “Effective Date”).  When a U.S. federal tax rate change occurs during a taxpayer’s fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment.  As a result of the Tax Act, Woodward has calculated a U.S. federal statutory corporate income tax rate of 24.5% for the fiscal year ending September 30, 2018 and applied this rate in computing the income tax provision for the fiscal year ended September 30, 2018.  The U.S. federal statutory corporate income tax rate of 24.5% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to Woodward’s 2018 fiscal year prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable to the 2018 fiscal year after the Effective Date.  Woodward expects the U.S. federal statutory rate to be 21% for fiscal years beginning after September 30, 2018.

The following is a reconciliation of the U.S. Federal statutory tax 24.5% in the fiscal year ended September 30, 2018 and 35% in both the fiscal year ended September 30, 2017 and 2016 to Woodward’s effective income tax rate:

	Year Ending September 30,
	2018	2017	2016
Percent of pretax earnings
Statutory tax rate	24.5%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.5)	(0.3)	0.4
Taxes on international activities	(1.8)	(7.6)	(2.2)
Research credit	(4.8)	(3.2)	(3.6)
Net excess income tax benefit from stock-based compensation	(1.4)	(1.4)	(2.6)
Domestic production activities deduction	(1.6)	(1.5)	(2.1)
Adjustments of prior period tax items	(5.0)	(0.9)	(0.2)
Effect of U.S. federal corporate rate reduction on net beginning U.S. deferred tax liability	(5.0)	-	-
Transition Tax	6.2	-	-
Increased deferred tax liability associated with anticipated repatriation taxes	3.7	-	-
Effect of U.S. federal corporate rate reduction on net current year U.S. deferred tax activity	2.0	-	-
Retroactive extension of research credit	-	-	(3.2)
Other items, net	1.6	0.6	(1.3)
Effective tax rate	17.9%	20.7%	20.2%

In determining the tax amounts in Woodward’s financial statements, estimates are sometimes used that are subsequently adjusted in the actual filing of tax returns or by updated calculations.  In addition, Woodward occasionally has resolutions of tax items with tax authorities related to prior years due to the conclusion of audits and the lapse of applicable statutes of limitations.  Such adjustments are included in the “Adjustments of prior period tax items” line in the above table.  The majority of these adjustments are related to the conclusion of audits, effective settlement, and lapse of applicable statutes of limitations in various tax jurisdictions.  During fiscal year 2018, Woodward adjusted gross tax reserves by $6,677 related to prior year tax positions as a result of concluding IRS and other foreign audits.

 The decrease in the effective tax rate for fiscal year 2018 compared to the fiscal year 2017 is primarily attributable to the current year impact of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act, which was partially offset by a net unfavorable impact of $10,860 from the Tax Act in fiscal year 2018.  Also contributing to the decrease in the effective tax rate was the fiscal year 2018 research and experimentation credit, which was higher than the fiscal year 2017, as well as larger favorable resolutions of tax matters in the fiscal year 2018 compared to fiscal year 2017.  The overall decrease in the effective tax rate was partially offset by the fiscal year 2017 benefit from the repatriation to the U.S. of certain net foreign profits and losses, which did not repeat in fiscal year 2018.

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

Woodward continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on Woodward, which are not effective until fiscal year 2019.  Woodward has not recorded any impact associated with either GILTI or BEAT in the fiscal year 2018 tax rate.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

	Year Ending September 30,
	2018	2017	2016
Beginning balance	$20,132	$23,526	$21,469
Additions to current year tax positions	2,675	2,560	3,588
Reductions to prior year tax positions	(14,458)	(5,753)	(2,292)
Additions to prior year tax positions	15	3,501	761
Lapse of applicable statute of limitations	-	(3,702)	-
Ending balance	$8,364	$20,132	$23,526

Included in the balance of unrecognized tax benefits were $3,288 as of September 30, 2018 and $9,677 as of September 30, 2017 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward does not estimate it is reasonably possible that the liability for unrecognized tax benefits will decrease in the next twelve months.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $279 as of September 30, 2018 and $1,273 as of September 30, 2017.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2017 and thereafter.  In fiscal year 2018, Woodward concluded its U.S. federal income tax examinations through fiscal year 2016.  Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2014 and thereafter.  Fiscal years remaining open to examination in significant foreign jurisdictions include 2008 and thereafter.

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  In the second quarters of fiscal years 2018, 2017, and 2016, Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 202 shares of common stock for a value of $14,741 in fiscal year 2018, 199 total shares of common stock for a value of $14,014 in fiscal year 2017, and 317 shares of common stock for a value of $13,999 in fiscal year 2016. The Woodward Retirement Savings Plan (the “WRS Plan”) held 3,955 shares of Woodward stock as of September 30, 2018 and 4,183 shares as of September 30, 2017.  The shares held in the WRS Plan participate in dividends and are considered issued and outstanding for purposes of calculating basic and diluted earnings per share.  Accrued liabilities included obligations to contribute shares of Woodward common stock to the WRS Plan of $11,475 as of September 30, 2018 and $11,355 as of September 30, 2017.

The amount of expense associated with defined contribution plans was as follows:

	Year Ended September 30,
	2018	2017	2016
Company costs	$34,084	$32,008	$31,893

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

In connection with the acquisition of L’Orange on June 1, 2018, Woodward assumed the unfunded defined benefit pension obligations of the L’Orange defined benefit pension plans (the “L’Orange Pension Plans”).  Woodward’s assumption of the liability associated with the L’Orange Pension Plans was part of the total consideration paid by Woodward to acquire L’Orange and thus reduced Woodward’s cash payment for the transaction.  Woodward has completed its valuation of the defined benefit pension obligations associated with the L’Orange Pension Plans and determined the value of the associated unfunded obligation was $39,257, of which $1,143 was considered current as of the June 1, 2018 acquisition date.  The L’Orange Pension Plans had expenses of $673 and Woodward made $219 of contributions to the L’Orange Pension Plans to pay participant benefits during the year ended September 30, 2018.  The L’Orange Pension Plans are unfunded.

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

Pension Plans

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of retirement pension benefits were as follows:

	2018	2017	2016
United States:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	4.35%	3.80%	3.65%
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate	3.80	3.65	4.39
Long-term rate of return on plan assets	7.39	7.38	7.62

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

	2018	2017	2016
United Kingdom:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	2.68%	2.56%	2.28%
Rate of compensation increase	3.60	3.60	3.40
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate - service cost	2.58	2.33	3.86
Discount rate - interest cost	2.36	2.24	3.63
Rate of compensation increase	3.60	3.40	3.40
Long-term rate of return on plan assets	4.75	4.75	5.00

	2018	2017	2016
Japan:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	0.62%	0.58%	0.46%
Rate of compensation increase	2.00	2.00	2.02
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate - service cost	0.72	0.59	1.27
Discount rate - interest cost	0.38	0.45	0.59
Rate of compensation increase	2.00	2.02	2.00
Long-term rate of return on plan assets	2.50	2.50	3.00

	2018	2017	2016
Germany:
Weighted-average assumptions to determine benefit obligation at September 30:
Discount rate	1.87	n/a	n/a
Rate of compensation increase	2.50	n/a	n/a
Weighted-average assumptions to determine periodic benefit costs for years ended September 30:
Discount rate - service cost	2.05	n/a	n/a
Discount rate - interest cost	1.49	n/a	n/a
Rate of compensation increase	2.50	n/a	n/a

In the United Kingdom, Germany and Japan, Woodward uses a high-quality corporate bond yield curve matched with separate cash flows to develop a single rate to determine the single rate equivalent to settle the entire benefit obligations in each jurisdiction.  For the fiscal years ended September 30, 2018 and 2017, the discount rate used to determine periodic service cost and interest cost components of the overall benefit costs was based on spot rates derived from the same high-quality corporate bond yield curve used to determine the September 30, 2017 and 2016 benefit obligation, respectively, matched with separate cash flows for each future year.

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends.  The projected benefit obligations in the United States as of September 30, 2018 and September 30, 2017 were based on the Society of Actuaries (“SOA”) RP-2014 Mortality Tables Report projected back to 2006 using the SOA’s Mortality Improvement Scale MP-2014 (“MP-2014”) and projected forward using a custom projection scale based on MP-2014 with a 10-year convergence period and a long-term rate of 0.75%.  As of September 30, 2018 and September 30, 2017, mortality assumptions in Japan were based on the Standard rates 2014, mortality assumptions for the United Kingdom pension scheme were based on the Self-administered pension scheme (“SAPS”) S2 “all” tables with a projected 1.5% annual improvement rate, and mortality assumptions in Germany were based on the Heubeck 2005 G mortality tables.

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	United States			Other Countries			Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$1,643	$1,675	$1,695	$1,124	$1,133	$749	$2,767	$2,808	$2,444
Interest cost	6,004	5,757	5,236	1,526	1,208	1,637	7,530	6,965	6,873
Expected return on plan assets	(11,614)	(10,529)	(10,140)	(2,780)	(2,605)	(2,659)	(14,394)	(13,134)	(12,799)
Amortization of:
Net losses	598	1,854	1,292	291	514	246	889	2,368	1,538
Net prior service (benefit) cost	709	383	384	-	-	-	709	383	384
Settlement costs	-	-	47	-	-	-	-	-	47
Net periodic (benefit) cost	$(2,660)	$(860)	$(1,486)	$161	$250	$(27)	$(2,499)	$(610)	$(1,513)

The following tables provide a reconciliation of the changes in the projected benefit obligation and fair value of assets for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$161,130	$160,892	$66,369	$72,057	$227,499	$232,949
Obligation assumed in L'Orange acquisition	-	-	39,257	-	39,257	-
Service cost	1,643	1,675	1,124	1,133	2,767	2,808
Interest cost	6,004	5,757	1,526	1,208	7,530	6,965
Net actuarial gains	(13,128)	(5,267)	(383)	(6,188)	(13,511)	(11,455)
Contribution by participants	34	55	9	14	43	69
Benefits paid	(5,651)	(5,676)	(2,888)	(2,235)	(8,539)	(7,911)
Plan amendments	-	3,694	-	-	-	3,694
Foreign currency exchange rate changes	-	-	(1,529)	380	(1,529)	380
Projected benefit obligation at end of year	$150,032	$161,130	$103,485	$66,369	$253,517	$227,499

Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$160,332	$145,886	$64,380	$62,926	$224,712	$208,812
Actual return (loss) on plan assets	10,627	20,067	1,407	2,542	12,034	22,609
Contributions by the Company	-	-	994	671	994	671
Contributions by plan participants	34	55	9	14	43	69
Benefits paid	(5,651)	(5,676)	(2,888)	(2,235)	(8,539)	(7,911)
Foreign currency exchange rate changes	-	-	(1,522)	462	(1,522)	462
Fair value of plan assets at end of year	$165,342	$160,332	$62,380	$64,380	$227,722	$224,712
Net over/(under)funded status at end of year	$15,310	$(798)	$(41,105)	$(1,989)	$(25,795)	$(2,787)

During fiscal year 2017, a plan amendment was adopted for one of our U.S. pension plans as a result of scheduled collective bargaining contract negotiations.

At September 30, 2018, the Company’s defined benefit pension plans in the United Kingdom, Japan and Germany represented $52,260,  $10,844 and $40,381 of the total projected benefit obligation, respectively.  At September 30, 2018, the United Kingdom and Japan pension plan assets represented $50,860 and $11,520 of the total fair value of all plan assets, respectively.  The German pension plans are unfunded and have no plan assets.

The accumulated benefit obligations of the Company’s defined benefit pension plans at September 30, 2018 was $150,032 in the United States, $50,594 in the United Kingdom, $9,795 in Japan, and $40,358 in Germany, and at September 30, 2017 was $161,130 in the United States, $53,628 in the United Kingdom, and $10,007 in Japan.

	Plans with accumulated benefit obligation in excess of plan assets		Plans with accumulated benefit obligation less than plan assets
	At September 30,		At September 30,
	2018	2017	2018	2017
Projected benefit obligation	$(65,938)	$(82,447)	$(187,579)	$(145,052)
Accumulated benefit obligation	(65,915)	(80,759)	(184,864)	(144,006)
Fair value of plan assets	23,385	77,036	204,337	147,676

The following tables provide the amounts recognized in the statement of financial position and accumulated other comprehensive losses for the defined benefit pension plans:

	At or for the Year Ended September 30,
	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Amounts recognized in statement of financial position consist of:
Other non-current assets	$17,068	$1,726	$1,090	$897	$18,158	$2,623
Accrued liabilities	-	-	(1,322)	(3)	(1,322)	(3)
Other non-current liabilities	(1,758)	(2,524)	(40,873)	(2,883)	(42,631)	(5,407)
Net over/(under) funded status at end of year	$15,310	$(798)	$(41,105)	$(1,989)	$(25,795)	$(2,787)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service cost	$6,459	$7,169	$-	$-	$6,459	$7,169
Unrecognized net losses	4,285	17,023	14,529	14,198	18,814	31,221
Total amounts recognized	10,744	24,192	14,529	14,198	25,273	38,390
Deferred taxes	(5,892)	(9,224)	(5,081)	(5,016)	(10,973)	(14,240)
Amounts recognized in accumulated other comprehensive losses	$4,852	$14,968	$9,448	$9,182	$14,300	$24,150

The following table reconciles the changes in accumulated other comprehensive losses for the defined benefit pension plans:

	Year Ended September 30,
	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Accumulated other comprehensive losses at beginning of year	$24,192	$37,539	$14,198	$20,795	$38,390	$58,334
Net (gain) loss	(12,141)	(14,805)	990	(6,125)	(11,151)	(20,930)
Amortization of:
Net losses	(598)	(1,854)	(292)	(515)	(890)	(2,369)
Prior service benefit (cost)	(709)	3,312	-	-	(709)	3,312
Foreign currency exchange rate changes	-	-	(367)	43	(367)	43
Accumulated other comprehensive losses at end of year	$10,744	$24,192	$14,529	$14,198	$25,273	$38,390

The amounts expected to be amortized from accumulated other comprehensive losses and reported as a component of net periodic benefit cost during fiscal year 2019 are as follows:

	United States	Other Countries	Total
Prior service cost	$709	$-	$709
Net actuarial losses	617	289	906

Pension benefit payments are made from the assets of the pension plans.  The German pension plans are unfunded, therefore, benefit payments are made from Company contributions into these plans as required to meet the payment obligations.  Using foreign exchange rates as of September 30, 2018 and expected future service assumptions, it is anticipated that the future benefit payments will be as follows:

Year Ending September 30,	United States	Other Countries	Total
2019	$6,531	$3,474	$10,005
2020	7,217	3,182	10,399
2021	7,819	3,445	11,264
2022	8,342	3,358	11,700
2023	8,840	3,911	12,751
2024 – 2028	49,244	19,640	68,884

Woodward expects its pension plan contributions in fiscal year 2019 will be $688 in the United Kingdom, $224 in Japan and $907 in Germany.  Woodward expects to have no pension plan contributions in fiscal year 2019 in the United States.

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

The assets of the U.S. plans are invested in actively managed mutual funds.  The assets of the plans in the United Kingdom and Japan are invested in actively managed pooled investment funds.  Each individual mutual fund or pooled investment fund has been selected based on the investment strategy of the related plan, which mirrors a specific asset class within the associated target allocation.  The plans in Germany are unfunded and have no plan assets.  Pension plan assets at September 30, 2018 and 2017 do not include any direct investment in Woodward’s common stock.

The asset allocations are monitored and rebalanced regularly by investment managers assigned to the individual pension plans.  The actual allocations of pension plan assets and target allocation ranges by asset class, are as follows:

	At September 30,
	2018				2017
	Percentage of Plan Assets	Target Allocation Ranges			Percentage of Plan Assets	Target Allocation Ranges
United States:
Asset Class
Equity Securities	65.1%	41.5%	-	81.5%	64.6%	41.2%	-	81.2%
Debt Securities	33.1%	28.5%	-	48.5%	35.2%	28.8%	-	48.8%
Other	1.8%	0.0%			0.2%	0.0%
	100.0%				100.0%
United Kingdom:
Asset Class
Equity Securities	44.8%	30.0%	-	60.0%	46.1%	30.0%	-	60.0%
Debt Securities	54.8%	45.0%	-	70.0%	53.8%	45.0%	-	70.0%
Other	0.4%	0.0%			0.1%	0.0%
	100.0%				100.0%
Japan:
Asset Class
Equity Securities	41.0%	36.0%	-	44.0%	41.0%	36.0%	-	44.0%
Debt Securities	58.1%	55.0%	-	63.0%	58.1%	55.0%	-	63.0%
Other	0.9%	0.0%	-	2.0%	0.9%	0.0%	-	2.0%
	100.0%				100.0%
Actual allocations to each asset class can vary from target allocations due to periodic market value fluctuations, investment strategy changes, and the timing of benefit payments and contributions.

The following table presents Woodward’s pension plan assets using the fair value hierarchy established by U.S. GAAP as of September 30, 2018 and September 30, 2017.

	At September 30, 2018
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$2,908	$317	$-	$-	$-	$-	$3,225
Mutual funds:
U.S. corporate bond fund	54,699	-	-	-	-	-	54,699
U.S. equity large cap fund	60,176	-	-	-	-	-	60,176
International equity large cap growth fund	47,559	-	-	-	-	-	47,559
Pooled funds:
Japanese equity securities	-	-	-	2,506	-	-	2,506
International equity securities	-	-	-	2,214	-	-	2,214
Japanese fixed income securities	-	-	-	4,968	-	-	4,968
International fixed income securities	-	-	-	1,730	-	-	1,730
Global target return equity/bond fund	-	-	-	12,495	-	-	12,495
Index linked U.K. equity fund	-	-	-	4,326	-	-	4,326
Index linked international equity fund	-	-	-	5,973	-	-	5,973
Index linked U.K. corporate bonds fund	-	-	-	16,121	-	-	16,121
Index linked U.K. government securities fund	-	-	-	4,913	-	-	4,913
Index linked U.K. long-term government securities fund	-	-	-	6,817	-	-	6,817
Total assets	$165,342	$317	$-	$62,063	$-	$-	$227,722

	At September 30, 2017
	Level 1		Level 2		Level 3
	United States	Other Countries	United States	Other Countries	United States	Other Countries	Total
Asset Category:
Cash and cash equivalents	$291	$167	$-	$-	$-	$-	$458
Mutual funds:
U.S. corporate bond fund	56,388	-	-	-	-	-	56,388
U.S. equity large cap fund	54,140	-	-	-	-	-	54,140
International equity large cap growth fund	49,513	-	-	-	-	-	49,513
Pooled funds:
Japanese equity securities	-	-	-	2,487	-	-	2,487
International equity securities	-	-	-	2,260	-	-	2,260
Japanese fixed income securities	-	-	-	4,987	-	-	4,987
International fixed income securities	-	-	-	1,730	-	-	1,730
Global target return equity/bond fund	-	-	-	13,103	-	-	13,103
Index linked U.K. equity fund	-	-	-	4,940	-	-	4,940
Index linked international equity fund	-	-	-	6,285	-	-	6,285
Index linked U.K. corporate bonds fund	-	-	-	16,540	-	-	16,540
Index linked U.K. government securities fund	-	-	-	4,980	-	-	4,980
Index linked U.K. long-term government securities fund	-	-	-	6,901	-	-	6,901
Total assets	$160,332	$167	$-	$64,213	$-	$-	$224,712

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

There were no transfers into or out of Level 3 assets in fiscal years 2018 or 2017.

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

Certain participating retirees are required to contribute to the plans in order to maintain coverage.  The plans provide postretirement medical benefits for approximately 740 retired employees and their covered dependents and beneficiaries and may provide future benefits to 9 active employees and their covered dependents and beneficiaries, upon retirement, if the employees elect to participate.  All the postretirement medical plans are fully insured for retirees who have attained age 65.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations of postretirement benefits were as follows:

	2018	2017	2016
Weighted-average discount rate used to determine benefit obligation at September 30	4.30%	3.78%	3.63%
Weighted-average discount rate used to determine net periodic benefit cost for years ended September 30	3.80	3.63	4.01

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends.  The projected benefit obligations in the United States as of September 30, 2018 and September 30, 2017 were based on the SOA’s RP-2014 Mortality Tables Report projected back to 2006 using the SOA’s MP-2014 and projected forward using a custom projection scale based on MP-2014 with a 10-year convergence period and a long-term rate of 0.75%.  As of September 30, 2018 and September 30, 2017, mortality assumptions for the United Kingdom postretirement medical plan were based on the SAPS S2 “all” tables with a projected 1.5% annual improvement rate.

Assumed healthcare cost trend rates at September 30, were as follows:

	2018	2017
Health care cost trend rate assumed for next year	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline
(the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025

Healthcare costs have generally trended upward in recent years, sometimes by amounts greater than 5%.  Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Change In Health Care Cost Trend Rate
	1% increase	1% decrease
Effect on projected fiscal year 2019 service and interest cost	$106	$(93)
Effect on accumulated postretirement benefit obligation at September 30, 2018	2,450	(2,165)

Net periodic benefit costs consist of the following components reflected as expense in Woodward’s Consolidated Statements of Earnings:

	Year Ended September 30,
	2018	2017	2016
Service cost	$7	$14	$22
Interest cost	1,165	1,244	1,048
Amortization of:
Net losses	94	201	156
Net prior service benefit	(158)	(158)	(158)
Curtailment gain	(330)	-	-
Net periodic cost	$778	$1,301	$1,068

The following table provides a reconciliation of the changes in the accumulated postretirement benefit obligation and fair value of assets for the postretirement benefits for the fiscal years ended September 30:

	Year Ended September 30,
	2018	2017
Changes in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$32,252	$35,630
Service cost	7	14
Interest cost	1,165	1,244
Premiums paid by plan participants	1,311	1,365
Net actuarial gains	(2,716)	(2,049)
Benefits paid	(3,707)	(3,964)
Curtailment	(330)	-
Foreign currency exchange rate changes	3	12
Accumulated postretirement benefit obligation at end of year	$27,985	$32,252
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$-	$-
Contributions by the company	2,396	2,599
Premiums paid by plan participants	1,311	1,365
Benefits paid	(3,707)	(3,964)
Fair value of plan assets at end of year	$-	$-
Funded status at end of year	$(27,985)	$(32,252)

The following tables provide the amounts recognized in the statement of financial position and accumulated other comprehensive losses for the postretirement plans:

	Year Ended September 30,
	2018	2017
Amounts recognized in statement of financial position consist of:
Accrued liabilities	$(2,249)	$(2,410)
Other non-current liabilities	(25,736)	(29,842)
Funded status at end of year	$(27,985)	$(32,252)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net prior service (benefit) cost	$(1)	$(160)
Unrecognized net (gains) losses	425	3,234
Total amounts recognized	424	3,074
Deferred taxes	(518)	(1,183)
Amounts recognized in accumulated other comprehensive income	$(94)	$1,891

Woodward pays plan benefits from its general funds; therefore, there are no segregated plan assets as of September 30, 2018 or September 30, 2017.

The accumulated benefit obligations of the Company’s postretirement plans were $27,985 at September 30, 2018 and $32,252 at September 30, 2017.

The following table reconciles the changes in accumulated other comprehensive losses for the other postretirement benefit plans:

	Year Ended September 30,
	2018	2017
Accumulated other comprehensive losses at beginning of year	$3,074	$5,166
Net gain	(2,654)	(2,049)
Curtailment arising during the period	(59)
Amortization of:
Net losses	(95)	(201)
Prior service benefit	158	158
Foreign currency exchange rate changes	-	-
Accumulated other comprehensive losses at end of year	$424	$3,074

Using foreign currency exchange rates as of September 30, 2018 and expected future service, it is anticipated that the future Company contributions to pay benefits, excluding participate contributions, will be as follows:

Year Ending September 30,
2019	$3,615
2020	3,612
2021	3,601
2022	3,562
2023	3,498
2024 – 2028	16,124

Multiemployer defined benefit plans

Woodward operates multiemployer defined benefit plans for certain employees in both the Netherlands and Japan.  The amounts of contributions associated with the multiemployer defined benefit plans were as follows:

	Year Ended September 30,
	2018	2017	2016
Company contributions	$334	$292	$475

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

Dividends declared and paid during the 2018, 2017 and 2016 fiscal years were:

	Year Ended September 30,
	2018	2017	2016
Dividends declared and paid	$34,003	$29,745	$26,606
Dividend per share amount	0.5525	0.4850	0.4300

Stock repurchase program

In the first quarter of fiscal year 2017, Woodward’s board of directors terminated the Company’s prior stock repurchase program (the “Prior Repurchase Program”) and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019 (the “2017 Authorization”).  In fiscal year 2017, Woodward purchased, under the 2017 Authorization, 1,027 shares of its common stock for $71,197, of which 491 shares were purchased pursuant to a 10b5-1 plan and 536 shares were purchased pursuant to a 10b-18 plan.  Woodward repurchased no common stock under the 2017 Authorization in fiscal year 2018.

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

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”), the 2006 Omnibus Incentive Plan (the “2006 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  The 2002 Plan provided that no further grants would be made after December 31, 2006.  No further grants will be made under the 2006 Plan, which expired in fiscal year 2016.

The 2017 Plan was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, Woodward’s Board of Directors delegated authority to administer the 2017 Plan to the compensation committee of the board (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  Under the 2017 Plan, there were approximately 1,300 shares of Woodward’s common stock available for future grants as of September 30, 2018.

Stock options

Woodward believes that stock options align the interests of its employees and directors with the interests of its stockholders.  Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date the grants are awarded, a ten-year term, and generally a four-year vesting schedule at a rate of 25% per year.

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

	Year Ended September 30,
	2018			2017			2016
Weighted-average exercise price per share	$78.91			$62.74			$40.26
Weighted-average grant date market value of Woodward stock	$78.91			$69.45			$40.26
Expected term (years)	6.4	-	8.7	6.0	-	8.7	6.3	-	8.7
Estimated volatility	29.1%	-	32.7%	30.6%	-	33.7%	34.5%	-	35.1%
Estimated dividend yield	0.6%	-	0.8%	0.7%			1.0%
Risk-free interest rate	2.1%	-	2.8%	2.0%	-	2.5%	1.7%	-	2.0%

The weighted average grant date fair value of options granted follows:

	Year Ended September 30,
	2018	2017	2016
Weighted-average grant date fair value of options	$25.66	$24.98	$13.39

The following is a summary of the activity for stock option awards during the fiscal year ended September 30, 2018:

	Number	Weighted-Average Exercise Price Per Share
Balance at September 30, 2017	5,236	$39.58
Options granted	750	78.91
Options exercised	(334)	27.34
Options forfeited	(41)	59.64
Balance at September 30, 2018	5,611	45.42

Exercise prices of stock options outstanding as of September 30, 2018 range from $18.67 to $78.97.

Changes in non-vested stock options during the fiscal year ended September 30, 2018 were as follows:

	Number	Weighted-Average Grant Date Fair Value Per Share
Balance at September 30, 2017	2,072	$18.61
Options granted	750	25.66
Options vested	(793)	17.58
Options forfeited	(41)	20.80
Balance at September 30, 2018	1,988	21.64

Information about stock options that have vested, or are expected to vest, and are exercisable at September 30, 2018 was as follows:

	Number	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,611	$45.42	5.6	$198,843
Options vested and exercisable	3,623	36.50	4.3	160,703
Options vested and expected to vest	5,551	45.17	5.6	198,108

Other information follows:

	Year Ended September 30,
	2018	2017	2016
Total fair value of stock options vested	$13,944	$11,639	$10,374
Total intrinsic value of options exercised	16,690	16,416	23,178
Cash received from exercises of stock options	9,132	14,196	15,892
Excess tax benefit realized from exercise of stock options	3,524	4,383	6,472

Restricted stock

In connection with Woodward’s acquisition of L’Orange, restricted stock units were granted to certain employees of L’Orange and other current members in key management positions.  Each restricted stock unit entitles the holder to one share of the Company’s common stock upon vesting.  The restricted stock units were granted with a two-year vesting schedule and vest on the one and two year anniversaries of the grant date at a rate of 50% per year.  The restricted stock units do not participate in dividends during the vesting period.  The fair value of restricted stock units granted were estimated using the closing price of Woodward common stock on the grant date.

A summary of the activity for restricted stock units in fiscal year ended September 30, 2018:

Changes in the restricted stock units during the fiscal year ending September 30, 2018 were as follows:

	Number	Fair Value per Share
Balance at September 30, 2017	-	n/a
Shares granted	10	82.71
Shares vested	-	n/a
Shares forfeited	-	n/a
Balance at September 30, 2018	10	82.71

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

Stock-based compensation expense recognized was as follows:

	Year Ended September 30,
	2018	2017	2016
Employee stock-based compensation expense	$18,229	$17,282	$15,122

At September 30, 2018, there was approximately $9,887 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

Year Ending September 30,	Operating Leases	Capital Leases
2019	$7,579	$566
2020	4,808	212
2021	4,228	118
2022	3,227	-
2023	2,542	-
Thereafter	3,636	-
Total	$26,020	$896

Rent expense for all operating leases follows:

	Year Ended September 30,
	2018	2017	2016
Rent expense	$8,348	$8,302	$7,359

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

Year Ending September 30,
2019	$429,409
2020	25,636
2021	1
2022	-
2023	-
Thereafter	-
Total	$455,046

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

A summary of consolidated net sales and earnings by segment follows:

	Year Ended September 30,
	2018	2017	2016
Segment external net sales:
Aerospace	$1,557,988	$1,342,339	$1,233,176
Industrial	767,885	756,346	789,902
Total consolidated net sales	$2,325,873	$2,098,685	$2,023,078
Segment earnings:
Aerospace	$301,803	$257,813	$232,166
Industrial	47,938	78,991	82,237
Nonsegment expenses (1)	(100,067)	(58,352)	(63,166)
Interest expense, net	(30,096)	(25,705)	(24,751)
Consolidated earnings before income taxes	$219,578	$252,747	$226,486

(1)	Nonsegment expenses for the fiscal year ended September 30, 2018 includes restructuring charges of $17,013. See Note 14, Accrued liabilities for further details.

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	Year Ended September 30,
	2018	2017	2016
Segment assets:
Aerospace	$1,805,892	$1,722,789	$1,637,522
Industrial	1,642,462	695,264	705,169
Unallocated corporate property, plant and equipment, net	102,083	104,755	89,988
Other unallocated assets	240,212	234,301	209,683
Consolidated total assets	$3,790,649	$2,757,109	$2,642,362

Segment depreciation and amortization:
Aerospace	$54,828	$47,277	$40,825
Industrial	51,695	24,421	20,412
Unallocated corporate amounts	9,608	9,219	7,799
Consolidated depreciation and amortization	$116,131	$80,917	$69,036

Segment capital expenditures:
Aerospace	$98,358	$62,812	$90,749
Industrial	17,109	12,189	62,065
Unallocated corporate amounts	11,673	17,335	22,878
Consolidated capital expenditures	$127,140	$92,336	$175,692

Sales to General Electric Company were made by both of Woodward’s reportable segments and totaled approximately 16% of net sales in fiscal year 2018, 16% of net sales in fiscal year 2017, and 17% of net sales in fiscal year 2016.  Sales to The Boeing Company were made by Woodward’s Aerospace segment and totaled approximately 12% of net sales in fiscal year 2018, 11% of net sales in fiscal year 2017, and 8% of net sales in fiscal year 2016.

Accounts receivable from General Electric Company totaled approximately 8% of accounts receivable at September 30, 2018 and 10% of accounts receivable at September 30, 2017.  Accounts receivable from The Boeing Company totaled approximately 14% of accounts receivable at September 30, 2018 and 9% of accounts receivable at September 30, 2017.

U.S. Government related sales from Woodward’s reportable segments were as follows:

	Direct U.S. Government Sales	Indirect U.S. Government Sales	Total U.S. Government Related Sales
Fiscal year ended September 30, 2018
Aerospace	$84,252	$429,386	$513,638
Industrial	2,547	8,658	11,205
Total net external sales	$86,799	$438,044	$524,843
Percentage of total net sales	4%	19%	23%

Fiscal year ended September 30, 2017
Aerospace	$106,685	$362,536	$469,221
Industrial	3,726	10,814	14,540
Total net external sales	$110,411	$373,350	$483,761
Percentage of total net sales	5%	18%	23%

Fiscal year ended September 30, 2016
Aerospace	$103,026	$310,952	$413,978
Industrial	6,550	9,845	16,395
Total net external sales	$109,576	$320,797	$430,373
Percentage of total net sales	5%	16%	21%

Accounts receivable from the U.S. Government totaled approximately 3% of accounts receivable at September 30, 2018 and 3% of accounts receivable at September 30, 2017.

The customers who account for approximately 10% or more of sales to each of Woodward’s reportable segments for the fiscal year ended September 30, 2018 follow:

Customer
Aerospace	The Boeing Company, General Electric Company
Industrial	General Electric Company

Net sales by geographical area, as determined by the location of the customer invoiced, were as follows:

	Year Ended September 30,
	2018	2017	2016
United States	$1,350,708	$1,211,902	$1,118,833
Germany	230,834	173,180	200,545
Europe (1)	323,109	305,545	337,356
Asia	283,031	288,252	228,683
Other countries	138,191	119,806	137,661
Consolidated net sales	$2,325,873	$2,098,685	$2,023,078

(1)Includes all European countries other than Germany.

Property, plant, and equipment, net by geographical area, as determined by the physical location of the assets, were as follows:

	At September 30,
	2018	2017
United States	$922,734	$872,947
Germany	111,595	24,541
Other countries	25,676	24,555
Consolidated property, plant and equipment, net	$1,060,005	$922,043

Note 22.  Supplemental quarterly financial data (Unaudited)

Quarterly results for the fiscal years ended September 30, 2018 and September 30, 2017 follow:

	2018 Fiscal Quarters
	First	Second	Third	Fourth
Net sales (1)	$470,148	$548,249	$588,117	$719,359
Gross margin (2)(3)	123,364	146,918	160,220	175,696
Earnings before income taxes (3)(4)(5)(6)	37,487	48,647	54,417	79,027
Net earnings (3)(4)(5)(6)(7)	18,260	38,489	49,117	74,512
Earnings per share
Basic earnings per share (3)(4)(5)(6)(7)	0.30	0.63	0.80	1.21
Diluted earnings per share (3)(4)(5)(6)(7)	0.29	0.60	0.77	1.16
Cash dividends per share	0.1250	0.1425	0.1425	0.1425

	2017 Fiscal Quarters
	First	Second	Third	Fourth
Net sales	$442,894	$500,381	$548,622	$606,788
Gross margin (2)	113,746	133,282	153,872	171,659
Earnings before income taxes	47,059	50,236	68,687	86,765
Net earnings	46,548	38,105	53,626	62,228
Earnings per share
Basic earnings per share	0.76	0.62	0.87	1.02
Diluted earnings per share	0.73	0.60	0.85	0.98
Cash dividends per share	0.1100	0.1250	0.1250	0.1250

Notes:

1.	On June 1, 2018, Woodward acquired L’Orange. Net sales attributable to L’Orange were $24,878 and $78,027 in the third quarter and fourth quarters of fiscal year 2018, respectively.
2.	Gross margin represents net sales less cost of goods sold.
3.

Results for the third and fourth quarters of fiscal year 2018 include pre-tax non-cash charges of $8,299 and $26,086, respectively, associated with the purchase accounting impacts related to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible.

4.	Results for the second, third and fourth quarters of fiscal year 2018, include pre-tax L’Orange acquisition transaction and integration costs of $1,281, $3,077 and $850, respectively.
5.

Results for the third quarter of fiscal year 2018 include the (i) pre-tax cost associated with an at-the-money-forward option of $5,543, (ii) pre-tax warranty and indemnity insurance costs associated with the acquisition of L’Orange of $4,293, and (iii) pre-tax German real estate transfer tax costs associated with the acquisition of L’Orange of $3,385.

6.

The second quarter of fiscal year 2018 includes pre-tax restructuring charges totaling $17,013, the majority of which relate to the Company’s decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.    The remaining restructuring charges recognized during

the quarter consist of workforce management costs related to aligning the Company’s industrial turbomachinery business with current market conditions.
7.

In the first and third quarters of fiscal year 2018, Woodward recognized a tax expense of $14,778 and $3,671, respectively, and tax benefit of $7,589 in the fourth quarter of fiscal year 2018, related to the transition impacts of the change in U.S. tax legislation in December 2017.

Quarterly results by segment for the fiscal years ended September 30, 2018 and September 30, 2017 follow:

	2018 Fiscal Quarters
	First	Second	Third	Fourth
Segment external net sales:
Aerospace	$305,905	$386,343	$404,612	$461,128
Industrial (1)	164,243	161,906	183,505	258,231
Total	$470,148	$548,249	$588,117	$719,359
Segment earnings:
Aerospace	$43,553	$72,969	$82,199	$103,082
Industrial (2)	19,344	10,237	10,450	7,907
Nonsegment expenses (3)(4)(5)	(19,023)	(28,343)	(30,696)	(22,005)
Interest expense, net	(6,387)	(6,216)	(7,536)	(9,957)
Consolidated earnings before income taxes	$37,487	$48,647	$54,417	$79,027

	2017 Fiscal Quarters
	First	Second	Third	Fourth
Segment external net sales:
Aerospace	$266,680	$320,526	$355,992	$399,141
Industrial	176,214	179,855	192,630	207,647
Total	$442,894	$500,381	$548,622	$606,788
Segment earnings:
Aerospace	$46,877	$58,227	$67,173	$85,536
Industrial	17,998	17,089	20,870	23,034
Nonsegment expenses	(11,381)	(18,764)	(12,945)	(15,262)
Interest expense, net	(6,435)	(6,316)	(6,411)	(6,543)
Consolidated earnings before income taxes	$47,059	$50,236	$68,687	$86,765

1.	Net Industrial segment sales attributable to L’Orange were $24,878 and $78,027 in the third and fourth quarters of fiscal year 2018, respectively.
2.

Industrial segment earnings for the third and fourth quarters of fiscal year 2018 include non-cash charges of $8,299 and $26,086, respectively, associated with the purchase accounting impacts relate to the revaluation of the L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible.

3.

Nonsegment expenses for the third quarter include (i) cost associated with an at-the-money-forward option of $5,543, (ii) warranty and indemnity insurance costs associated with the acquisition of L’Orange of $4,293, and (iii) German real estate transfer tax costs associated with the acquisition of L’Orange of $3,385.

4.	Nonsegment expenses for the second, third and fourth quarters of fiscal year 2018, include L’Orange acquisition transaction and integration costs of $1,281, $3,077 and $850, respectively.
5.

Nonsegment expenses for the second quarter of fiscal year 2018 include restructuring charges totaling $17,013, the majority of which relate to the Company’s decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.    The remaining restructuring charges recognized during the quarter consist of workforce management costs related to aligning the Company’s industrial turbomachinery business with current market conditions.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Except as described below in “Management’s Annual Report on Internal Control Over Financial Reporting,” there have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2018, we acquired L’Orange as discussed in Note 4, Business acquisitions, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.  We considered the results of our pre-acquisition due diligence activities and the continuation by L’Orange of its established internal controls over financial reporting as part of our overall evaluation of disclosure controls and procedures as of September 30, 2018.  The objectives of L’Orange’s established internal controls over financial reporting is consistent, in all material respects, with Woodward’s objectives.  We are in the process of completing a more comprehensive review of L’Orange’s internal control over financial reporting, and will be implementing changes to better align its reporting and controls with the rest of Woodward.  As a result of the timing of the acquisition and the changes that are anticipated to be made, and in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses, we have excluded L’Orange from the September 30, 2018 assessment of Woodward’s internal controls over financial reporting.  L’Orange accounted for approximately 50% and 27% of Woodward’s net assets and total assets, respectively, at September 30, 2018, and 4% of Woodward’s total net sales for the fiscal year ended September 30, 2018, as our results only included four months of L’Orange sales for the period June 1, 2018 through September 30, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  We have evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and, based on that evaluation, have concluded that the Company’s internal control over financial reporting was effective as of September 30, 2018, the end of the Company’s most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, conducted an audit of Woodward’s internal control over financial reporting as of September 30, 2018, as stated in their report included in “Item 9A. – Controls and Procedures.”

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

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As of September 30, 2018, in anticipation of our adoption of the new revenue recognition standard, ASC Topic 606, “Revenue Recognition” (“ASC 606”), we were in the process of finalizing certain changes to our policies, procedures, information systems and the related internal control activities, to monitor and maintain appropriate internal controls over financial reporting.  These changes in policies, procedures and information systems and the related internal control activities will become effective as of the first quarter of our fiscal year 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Woodward, Inc.

Fort Collins, Colorado

Opinion on the Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Woodward, Inc. and subsidiaries the “Company” as of September 30, 2018, based on criteria established Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2018, of the Company and our report dated November 9, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at L’Orange GmbH and its affiliate, Fluid Mechanics LLC, and their related operations (collectively, “L’Orange”), which was acquired on June 1, 2018 and whose financial statements constitute 50% and 27% of net and total assets, respectively, and 4% of revenues of the consolidated financial statement amounts as of and for the year ended September 30, 2018.  Accordingly, our audit did not include the internal control over financial reporting at L’Orange.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

November 9, 2018

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Board of Directors,” “Board Meetings and Committees – Audit Committee” (including information with respect to audit committee financial experts), “Stock Ownership of Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the Annual Meeting of Stockholders to be held January 30, 2019 and is incorporated herein by reference.  There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Item 15.Exhibits and Financial Statement Schedules

			Page Number in Form 10-K
(a)	(1)	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	59
		Consolidated Statements of Earnings for the fiscal years ended September 30, 2018, 2017, and 2016	60
		Consolidated Statements of Comprehensive Earnings for the fiscal years ended September 30, 2018, 2017, and 2016	61
		Consolidated Balance Sheets at September 30, 2018 and 2017	62
		Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2018, 2017, and 2016	63
		Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2018, 2017, and 2016	64
		Notes to Consolidated Financial Statements	65

(a)	(2)	Consolidated Financial Statement Schedule:
		Valuation and Qualifying Accounts	127

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes.

(a)	(3)	Exhibits Filed as Part of This Report:
‡	2.1

Share Purchase Agreement relating to the sale and purchase of all shares in L’Orange GmbH and Fluid Mechanics LLC dated April 8, 2018, filed as Exhibit 2.1 to Quarterly Report on Form 10-Q, filed on August 8, 2018

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

†‡	10.25	Form of Change in Control Agreement for the Company’s principal financial officer, filed as Exhibit 10.26 to Annual Report on Form 10-K filed November 12, 2014
†‡	10.26	Executive Benefit Plan, as amended and restated as of September 18, 2013, filed as Exhibit 10.31 to Annual Report on Form 10-K filed November 14, 2013
†‡	10.27	James D. Rudolph Promotion Letter, dated February 10, 2011, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed April 27, 2011
†‡	10.28	Sagar Patel employment letter, dated June 17, 2011, filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed July 26, 2011
†‡	10.29	Woodward Retirement Savings Plan, as amended and restated effective as of January 1, 2016, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 9, 2016
‡	10.30	Purchase and Sale Agreement between Woodward, Inc. and General Electric Company dated January 4, 2016 filed as Exhibit 2.1 to Current Report on Form 8-K filed January 8, 2016
‡	10.31	Amended and Restated Limited Liability Company Agreement of Convergence Fuel Systems, LLC, dated January 4, 2016 filed as Exhibit 10.1 to Current Report on Form 8-K filed January 8, 2016

‡	10.32	Accelerated Share Repurchase (ASR) Master Confirmation Agreement dated June 2, 2015, filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed July 21, 2015
‡	10.33	Accelerated Share Repurchase (ASR) Supplemental Confirmation Agreement dated June 2, 2015, filed as Exhibit 10.4 to Quarterly Report on Form 10-Q filed July 21, 2015
‡	10.34	Frame Development and Purchase Agreement between MTU Friedrichshafen GmbH and L’Orange GmbH, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, filed August 8, 2018
‡	10.35	Note Purchase Agreement, dated May 31, 2018, by and among Woodward, Inc. and the purchasers named therein, filed as Exhibit 10.1 to Current Report on Form 8-K, filed June 4, 2018
‡	10.36

Amendment No. 1 to 2013 Note Purchase Agreement, dated as of May 31, 2018, by and among Woodward, Inc. and the noteholders names therein, filed as Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed June 4, 2018

‡	10.37

Amendment No. 1 to 2016 Series M Note Purchase Agreement, dated as of May 31, 2018, by and among Woodward, Inc. and the noteholders names therein filed as Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed June 4, 2018

‡	10.38

Amendment No. 1 to 2016 Series N and O Note Purchase Agreement, dated as of May 31, 2018, by and among Woodward International Holding B.V., Woodward, Inc. and the noteholders names therein, filed as Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed June 4, 2018

†*	10.39	Form of Restricted Stock Unit Agreement
†*	10.40	Form of Non-Qualified Stock Option Agreement
*	21.1	Subsidiaries
*	23.1	Consent of Independent Registered Public Accounting Firm
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certificationsu
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

† ‡	Management contract or compensatory plan or arrangement. Incorporated by reference as an exhibit to this Report (file number 000-08408, unless otherwise indicated).
*	Filed as an exhibit to this Report.

Item 16. Form  10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: November 9, 2018	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: November 9, 2018	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John D. Cohn	Director	November 9, 2018
John D. Cohn
/s/ Paul Donovan	Director	November 9, 2018
Paul Donovan
/s/ Eileen P. Drake	Director	November 9, 2018
Eileen P. Drake
/s/ Thomas A. Gendron	Chairman of the Board	November 9, 2018
Thomas A. Gendron	and Director
/s/ Daniel G. Korte	Director	November 9, 2018
Daniel G. Korte
/s/ Mary L. Petrovich	Director	November 9, 2018
Mary L. Petrovich
/s/ James R. Rulseh	Director	November 9, 2018
James R. Rulseh
/s/ Ronald M. Sega	Director	November 9, 2018
Ronald M. Sega
/s/ Gregg C. Sengstack	Director	November 9, 2018
Gregg C. Sengstack
/s/ Jonathan W. Thayer	Director	November 9, 2018
Jonathan W. Thayer

WOODWARD, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2018, 2017, and 2016

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Year
Fiscal year 2018
Allowance for uncollectible accounts	$3,776	$207	$466	$(511)	$3,938
Deferred tax asset valuation allowance	3,714	73	553	182	4,522
Fiscal year 2017
Allowance for uncollectible accounts	2,540	1,063	449	(276)	3,776
Deferred tax asset valuation allowance	3,317	77	-	320	3,714
Fiscal year 2016
Allowance for uncollectible accounts	3,841	255	233	(1,789)	2,540
Deferred tax asset valuation allowance	6,804	53	-	(3,540)	3,317

Notes:

(a)	Includes recoveries of accounts previously written off.

(b)

Represents accounts receivable written off against the allowance for collectible accounts and releases of valuation reserves to income tax expense.  Also included are foreign currency exchange rate adjustments.  Currency translation adjustments resulted in a decrease in the reserves of $96 in fiscal year 2018, an increase in the reserves of $64 in fiscal year 2017, and an increase in the reserves of $77 in fiscal year 2016.