Form 10-Q
period 2018-12-31
Woodward, Inc.
filed 2019-02-08
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).

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

Yes ☐ No ☒

As of February 5, 2019, 62,082,576 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended
	December 31,
	2018	2017

Net sales	$652,811	$470,148
Costs and expenses:
Cost of goods sold	492,174	347,627
Selling, general and administrative expenses	51,927	46,459
Research and development costs	38,867	34,786
Interest expense	11,878	8,872
Interest income	(371)	(363)
Other expense (income), net (Note 17)	(3,179)	(4,720)
Total costs and expenses	591,296	432,661
Earnings before income taxes	61,515	37,487
Income tax expense	12,395	19,227
Net earnings	$49,120	$18,260

Earnings per share (Note 4):
Basic earnings per share	$0.79	$0.30
Diluted earnings per share	$0.77	$0.29

Weighted Average Common Shares Outstanding (Note 4):
Basic	61,818	61,246
Diluted	64,059	63,709

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended
	December 31,
	2018	2017

Net earnings	$49,120	$18,260

Other comprehensive earnings:
Foreign currency translation adjustments	(1,734)	5,103
Net gain (loss) on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 8)	649	(743)
Taxes on changes in foreign currency translation adjustments	383	187
Foreign currency translation and transactions adjustments, net of tax	(702)	4,547

Unrealized gain (loss) on fair value adjustment of derivative instruments (Note 8)	18,563	-
Reclassification of net realized (gains) losses on derivatives to earnings (Note 8)	(7,826)	(18)
Taxes on changes in derivative transactions	(208)	7
Derivative adjustments, net of tax	10,529	(11)

Curtailment of postretirement benefit plan arising during the period	-	59

Amortization of pension and other postretirement plan:
Net prior service cost	176	137
Net loss	239	246
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	303	(99)
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(209)	(132)
Pension and other postretirement benefit plan adjustments, net of tax	509	211
Total comprehensive earnings	$59,456	$23,007

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0 and $3,635, respectively	$71,634	$83,594
Accounts receivable, less allowance for uncollectible amounts of $3,995 and $3,938, respectively	489,529	432,003
Inventories	524,500	549,596
Income taxes receivable	3,769	6,397
Other current assets	37,004	43,207
Total current assets	1,126,436	1,114,797
Property, plant and equipment, net	1,060,556	1,060,005
Goodwill	809,480	813,250
Intangible assets, net	673,286	700,883
Deferred income tax assets	15,172	16,570
Other assets	175,606	85,144
Total assets	$3,860,536	$3,790,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$160,000	$153,635
Accounts payable	224,890	226,285
Income taxes payable	19,899	16,745
Accrued liabilities	171,137	194,513
Total current liabilities	575,926	591,178
Long-term debt, less current portion	1,024,872	1,092,397
Deferred income tax liabilities	168,409	170,915
Other liabilities	460,462	398,055
Total liabilities	2,229,669	2,252,545
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	195,894	185,705
Accumulated other comprehensive losses	(64,648)	(74,942)
Deferred compensation	9,015	8,431
Retained earnings	2,034,877	1,966,643
	2,175,244	2,085,943
Treasury stock at cost, 11,096 shares and 11,203 shares, respectively	(535,362)	(539,408)
Treasury stock held for deferred compensation, at cost, 209 shares and 202 shares, respectively	(9,015)	(8,431)
Total stockholders’ equity	1,630,867	1,538,104
Total liabilities and stockholders’ equity	$3,860,536	$3,790,649

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended December 31,
	2018	2017

Net cash provided by (used in) operating activities	$84,712	$(2,533)

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(31,346)	(28,450)
Proceeds from sale of assets	249	132
Proceeds from sales of short-term investments	27	-
Payments for purchases of short-term investments	(947)	(791)
Net cash used in investing activities	(32,017)	(29,109)

Cash flows from financing activities:
Cash dividends paid	(8,808)	(7,656)
Proceeds from sales of treasury stock	3,384	1,389
Borrowings on revolving lines of credit and short-term borrowings	542,847	458,950
Payments on revolving lines of credit and short-term borrowings	(501,218)	(425,250)
Payments of long-term debt and capital lease obligations	(100,132)	(106)
Net cash (used in) provided by financing activities	(63,927)	27,327
Effect of exchange rate changes on cash and cash equivalents	(728)	2,542
Net change in cash and cash equivalents	(11,960)	(1,773)
Cash and cash equivalents at beginning of year	83,594	87,552
Cash and cash equivalents, including restricted cash, at end of period	$71,634	$85,779

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of September 30, 2017	-	72,960	(11,739)	(186)	$106	$163,836	$(27,280)	$135	$(26,041)	$(53,186)	$7,135	$1,820,268	$(559,641)	$(7,135)	$1,371,383
Net earnings	-	-	-	-	-	-	-	-	-	-	-	18,260	-	-	18,260
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	-	4,547	(11)	211	4,747	-	-	-	-	4,747
Cash dividends paid ($0.1250 per share)	-	-	-	-	-	-	-	-	-	-	-	(7,656)	-	-	(7,656)
Sales of treasury stock	-	-	33	-	-	214	-	-	-	-	-	-	1,175	-	1,389
Stock-based compensation	-	-	-	-	-	12,423	-	-	-	-	-	-	-	-	12,423
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(14)	-	-	-	-	-	-	1,041	-	-	(1,041)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(3)	-	-	3	-
Balances as of December 31, 2017	-	72,960	(11,706)	(200)	$106	$176,473	$(22,733)	$124	$(25,830)	$(48,439)	$8,173	$1,830,872	$(558,466)	$(8,173)	$1,400,546

Balances as of September 30, 2018	-	72,960	(11,203)	(202)	$106	$185,705	$(39,794)	$(20,942)	$(14,206)	$(74,942)	$8,431	$1,966,643	$(539,408)	$(8,431)	$1,538,104
Cumulative effect from adoption of ASC 606 (Note 3)	-	-	-	-	-	-	(42)	-	-	(42)	-	28,927	-	-	28,885
Cumulative effect from adoption of ASU 2016-16 (Note 2)	-	-	-	-	-	-	-	-	-	-	-	(1,005)	-	-	(1,005)
Net earnings	-	-	-	-	-	-	-	-	-	-	-	49,120	-	-	49,120
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	-	(702)	10,529	509	10,336	-	-	-	-	10,336
Cash dividends paid ($0.1425 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,808)	-	-	(8,808)
Sales of treasury stock	-	-	107	-	-	(662)	-	-	-	-	-	-	4,046	-	3,384
Stock-based compensation	-	-	-	-	-	10,851	-	-	-	-	-	-	-	-	10,851
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(8)	-	-	-	-	-	-	591	-	-	(591)	-
Distribution of stock from deferred compensation plan	-	-	-	1	-	-	-	-	-	-	(7)	-	-	7	-
Balances as of December 31, 2018	-	72,960	(11,096)	(209)	$106	$195,894	$(40,538)	$(10,413)	$(13,697)	$(64,648)	$9,015	$2,034,877	$(535,362)	$(9,015)	$1,630,867

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2018 and for the three-months ended December 31, 2018 and December 31, 2017, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2018, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three-months ended December 31, 2018 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements included herein.  Significant estimates in these Condensed Consolidated Financial Statements include allowances for uncollectible amounts, net realizable value of inventories, variable consideration including customer rebates earned and payable and early payment discounts, warranty reserves, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, the valuation of derivative instruments, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, board members and any other eligible recipients, estimates of total lifetime sales used in the recognition of revenue of deferred material rights and balance sheet classification of the related contract liability, estimates of total sales contract costs when recognizing revenue under the cost-to-cost method and contingencies.  Actual results could vary from Woodward’s estimates.

In the September 30, 2018 Balance Sheet, “Accounts receivable” has increased by $183 and “Other current assets” has decreased by $183, reflecting the reclassification of current unbilled receivables to “Accounts receivable” in order to conform to the current year presentation.

Note 2.  New accounting standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans - General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plan.”  ASU 2018-14 amends ASC 715 to add, remove, and modify disclosure requirements related to defined benefit pension and other postretirement plans.  The ASU’s changes to disclosures aim to improve the effectiveness of ASC 715’s disclosure requirements under the FASB’s disclosure framework project.  ASU 2018-14 is effective for public entities for fiscal years beginning after December 15, 2020 (fiscal year 2022 for Woodward).  ASU 2018-14 does not impact the interim disclosure requirements of ASC 715.  The amendments in ASU 2018-14 should be applied on a retrospective basis to all periods presented.  Early adoption is permitted.  Woodward expects to adopt the new and modified disclosures requirements of this new guidance in fiscal year 2022.

In February 2018, the FASB issued ASU 2018-02, “Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of tax reform under H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (also known as “The Tax Cuts and Jobs Act”), and provides guidance on the disclosure requirements regarding the stranded tax effects.  The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), and interim periods within those fiscal years.  Early adoption is permitted.  The amendments in ASU 2018-02 may be applied retrospectively in the period of adoption to all periods in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized or may be applied as of the beginning of the period of adoption.  Woodward is currently assessing the impact of the adoption of the new guidance and has not yet elected the method of adoption it will apply.  Woodward expects to adopt the new guidance under ASU 2018-02 in fiscal year 2020.  Upon adoption, if Woodward elects to reclassify under ASU 2018-02, a portion of accumulated other comprehensive earnings would be reclassified to retained earnings.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  ASU 2017-07 requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same statement of earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost are presented in the statement of earnings separately from service costs.  ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 (fiscal year 2019 for Woodward).  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  The amendments of ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs from defined benefit and other postretirement benefit plans in the statement of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component into manufactured inventories.  Woodward adopted the new guidance effective October 1, 2018 and concluded it had no impact on net earnings.  As a result of the adoption of ASU 2017-07, only the service component of net periodic benefit costs from defined benefit and other postretirement benefit plans are included in cost of goods sold and selling, general and administrative expenses.  All other net periodic benefit costs, other than interest cost, are included on other expense (income), net.  The interest cost component of net periodic benefit costs is included in interest expense as Woodward believes it is more similar to the elements within interest expense than other expense (income), net, which combines several elements that are heterogeneous (see Note 17, Other (income) expense, net.), thus improving consistency for users of the financial statements.

The following table shows the impact of retrospectively applying this guidance to the Condensed Consolidated Statement of Earnings for the three-months ended December 31, 2017.

	Three-Months Ended December 31, 2017
	As previously reported	Adjustment	As recast
Net sales	$470,148	$-	$470,148
Costs and expenses:
Cost of goods sold	346,784	843	347,627
Selling, general, and administrative expenses	46,276	183	46,459
Research and development costs	34,786	-	34,786
Interest expense	6,750	2,122	8,872
Interest income	(363)	-	(363)
Other expense (income), net	(1,572)	(3,148)	(4,720)
Total costs and expenses	432,661	-	432,661
Earnings before income taxes	37,487	-	37,487
Income tax expense	19,227	-	19,227
Net earnings	$18,260	$-	$18,260

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.”  ASU 2016-16 eliminates the current U.S. GAAP exception deferring the tax effects of intercompany asset transfers (other than inventory) until the transferred asset is sold to a third party or otherwise recovered through use.  After adoption of ASU 2016-16, Woodward will recognize the tax consequences of intercompany asset transfers in the buyer’s and seller’s tax jurisdictions when the transfer occurs, even though the pre-tax effects of these transactions are eliminated in consolidation.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the year of adoption.  Woodward adopted the new guidance on October 1,

2018.  Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption.  The cumulative impact of the adoption of ASU 2016-16 of $1,005 was recognized at the date of adoption as a decrease to both retained earnings and other current assets at the Condensed Consolidated Balance Sheet.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses.  Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (fiscal year 2021 for Woodward), including interim periods within the year of adoption.  Early adoption is permitted for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within those fiscal years.  Woodward expects to adopt the new guidance in fiscal year 2021.  Woodward does not expect the application of the CECL impairment model to have a significant impact on Woodward’s allowance for uncollectible amounts for accounts receivable and notes receivable from municipalities.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The purpose of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  In addition, ASU 2016-02 modifies the definition of a lease to clarify that an arrangement contains a lease when such arrangement conveys the right to control the use of an identified asset.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within the year of adoption.  Originally under ASU 2016-02, an organization was required upon adoption to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach and restate the financial statements for all periods presented.  In July 2018, the FASB issued ASU 2018-11, which amends ASU 2016-02 to provide organizations with an additional (and optional) transition method whereby it may elect to recognize and measure leases by applying the cumulative impact of adopting ASU 2016-02 to the opening retained earnings balance in the period of adoption, thereby removing the requirement that the financial statements of prior periods be restated.  Although early adoption is permitted, Woodward expects to adopt the new guidance in fiscal year 2020.  Woodward expects that it will elect to not restate fiscal years 2018 and 2019 and will recognize the cumulative impact of adopting the standard in Woodward’s opening retained earnings for fiscal year 2020.  Woodward is currently assessing the impact this guidance may have on its Condensed Consolidated Financial Statements, including which of its existing lease arrangements will be impacted by the new guidance and whether other arrangements not currently classified as leases may become subject to the guidance of ASU 2016-02, and the possible impacts to embedded leases within existing service arrangements not classified as leases under the previous guidance.  Rent expense for all operating leases in fiscal year 2018, none of which was recognized on the balance sheet, was $8,348.  As of September 30, 2018, future minimum rental payments required under operating leases, none of which were recognized on the balance sheet, were $26,020.  Woodward expects to recognize a higher level of lease commitments after the new guidance is adopted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”).  ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance.  ASC 606 outlines a five-step model, under which Woodward will recognize revenue as performance obligations within a customer contract are satisfied.  ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability.  Woodward adopted ASC 606 on October 1, 2018 using the modified retrospective transition method with the cumulative effect of initial adoption recognized at the date of initial application.  See Note 3, Revenue, for disclosures and financial statement impacts related to implementation and adoption of ASC 606.

Note 3.  Revenue

Adoption of ASC 606

Woodward adopted ASC 606 on October 1, 2018 and elected the modified retrospective transition method.  The results for periods prior to fiscal year 2019 were not adjusted for the new standard and the cumulative effect of the change in accounting of $28,927 was recognized as a net increase to retained earnings at the date of adoption.

Woodward has elected to apply the modified retrospective method only to contracts that were not completed as of October 1, 2018.  As a practical expedient under ASC 606, Woodward elected to reflect the aggregate effect of all modifications that occurred before the beginning of fiscal year 2019 to contracts for which Woodward had not recognized all revenue as of October 1, 2018 as part of the adjustment to retained earnings at the date of adoption.

Revenue Recognition Policy

Revenue is recognized on contracts with Woodward’s customers for arrangements in which quantities and pricing are fixed and/or determinable and are generally based on customer purchase orders, often within the framework of a long-term supply arrangement with the customer.  Woodward has determined that it is the principal in its sales transactions, as Woodward is primarily responsible for fulfilling the promised performance obligations, has discretion to establish the selling price, and generally assumes the inventory risk.  A performance obligation is a promise in a contract with a customer to transfer a distinct product or service to the customer.  Woodward recognizes revenue for performance obligations within a customer contract when control of the associated product or service is transferred to the customer.  Some of Woodward’s contracts with customers contain a single performance obligation, while other contracts contain multiple performance obligations.  Each product within a contract generally represents a separate performance obligation as Woodward does not provide significant installation and integration services, the products do not customize each other, and the products can function independently of each other.

A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the customer obtains control of the associated product or service.  When there are multiple performance obligations within a contract, Woodward generally uses the observable standalone sales price for each distinct product or service within the contract to allocate the transaction price to the distinct products or services.  In instances when a standalone sales price for each product or service is not observable within the contract, Woodward allocates the transaction price to each performance obligation using an estimate of the standalone selling price for each product or service, which is generally based on incurred costs plus a reasonable margin, for each distinct product or service in the contract.

When determining the transaction price of each contract, Woodward considers contractual consideration payable by the customer and variable consideration that may affect the total transaction price.  Variable consideration, consisting of early payment discounts, rebates and other sources of price variability, are included in the estimated transaction price based on both customer-specific information as well as historical experience.  Woodward’s contracts with customers generally do not include a financing component.  Woodward regularly reviews its estimates of variable consideration on the transaction price and recognizes changes in estimates on a cumulative catch-up basis as if the most current estimate of the transaction price adjusted for variable consideration had been known as of the inception of the contract.  In the three-months ended December 31, 2018, Woodward did not recognize a significant amount of revenue due to changes in transaction price from performance obligations that were satisfied, or partially satisfied, in prior periods.

Customers sometimes trade in used products in exchange for new or refurbished products.  In addition, Woodward’s customers sometimes provide inventory to Woodward which will be integrated into final products sold to those customers.  Woodward obtains control of these exchanged products and customer provided inventory, and therefore, both are forms of noncash consideration.  Noncash consideration paid by customers on overall sales transactions is additive to the transaction price.  Woodward’s net sales and cost of goods sold include the value of such noncash consideration for the same amount, with no resulting impact to earnings before income taxes.  Upon receipt of such inventory, Woodward recognizes an inventory asset and a contract liability.  For the three-months ended December 31, 2018, Woodward recognized revenue of $17,057 related to noncash consideration received from customers, of which $16,706 was recognized in the Aerospace segment and $351 was recognized in the Industrial segment.

Sales of Products

Woodward primarily generates revenue through the manufacture and sale of engineered aerospace and industrial products, including revenue derived from maintenance, repair and overhaul (“MRO”) performance obligations performed on products originally manufactured by Woodward and subsequently returned by original equipment manufacturer (“OEM”) or other end-user customers.  The majority of Woodward’s costs incurred to satisfy MRO performance obligations are related to replacing and/or refurbishing component parts of the returned products to restore the units back to a condition generally comparable to that of the unit upon its initial sale to an OEM customer.  Therefore, Woodward considers almost all of its revenue to be derived from product sales, including those related to MRO.

Revenue from manufactured and MRO products represented 87% and 11%, respectively, of Woodward’s net sales for the three-months ended December 31, 2018.

Many Woodward products include embedded software or firmware that is critical to the performance of the product as designed.  As the embedded software or firmware is essential to the functioning of the products sold it does not represent a distinct performance obligation separate from the related tangible product in which the software or firmware is embedded.  Woodward does not generally sell or license software or firmware on a standalone basis.  Software or firmware upgrades, if any, are generally paid for by the customer and treated as separate performance obligations.

The products Woodward sells generally are not subject to risk of return, refund or other similar obligations.  Woodward’s sales include product warranty arrangements with customers which are generally assurance-type warranties, rather than service-type warranties.  Accordingly, Woodward accounts for warranty related promises to its customers as a guarantee for which a warranty liability is recorded when the related product or service is sold, rather than as a distinct performance obligation accounted for separately from the sale of the underlying product or service.  Warranty liabilities are accrued for based on specifically identified warranty issues that are probable to result in future costs, or on a non-specific basis whenever past experience indicates that a normal and predictable pattern exists.

Revenue from shipping and handling activities charged to customers are included in net sales when invoiced to the customer and the related costs are included in cost of goods sold.  As a practical expedient under ASC 606, Woodward has elected to account for the costs of shipping and handling activities as a cost to fulfill a contract and not a promised product or service.  Shipping and handling costs relating to the sale of products recognized at a point in time are recognized as incurred.  Shipping and handling costs relating to the sale of products or services recognized over time are accrued and recognized during the earnings process.

Material Rights and Costs to Fulfill a Contract

Customers sometimes pay consideration to Woodward for product engineering and development activities that do not result in the immediate transfer of distinct products or services to the customer.  There is an implicit assumption that without the customer making such advance payments to Woodward, Woodward’s future sales of products or services to the customer would be at a higher selling price; therefore, such payments create a “material right” to the customer that effectively gives the customer an option to acquire future products or services, at a discount, that are dependent upon the product engineering and development.  Material rights are recorded as contract liabilities and will be recognized when control of the related products or services are transferred to the customer.

Woodward capitalizes costs of product engineering and development identified as material rights up to the amount of customer funding as costs to fulfill a contract because the costs incurred up to the amount of the customer funding commitment are recoverable.  Due to the uncertainty of the product success and/or demand, fulfillment costs in excess of the customer funding are expensed as incurred.  Woodward recognizes the deferred material rights as revenue based on a percentage of actual sales to total estimated lifetime sales of the related developed products as the customers exercise their option to acquire additional products or services at a discount.  Woodward amortizes the capitalized costs to fulfill a contract as cost of goods sold proportionally to the recognition of the associated deferred material rights.  Estimated total lifetime sales are reviewed at least annually and more frequently when circumstances warrant a modification to the previous estimate.  For the three-months ended December 31, 2018 Woodward recognized an increase in revenue of $620 and cost of goods sold of $182 related to changes in estimated total lifetime sales.

As of December 31, 2018, other assets included $92,091 of capitalized costs to fulfill contracts with customers.  Other than amounts related to changes in estimate, during the three-months ended December 31, 2018, Woodward amortized no capitalized costs to fulfill contracts with customers to cost of goods sold.

In 2016, Woodward contributed certain contractual rights and intellectual property to a joint venture with the General Electric Company (“GE”).  In exchange for a 50% ownership interest in the joint venture and future rights to purchase products from the joint venture at favorable pricing, GE agreed to pay total consideration of $323,410 to Woodward.  Under previous accounting guidance, Woodward concluded that the formation of the joint venture was not the culmination of an earnings event and deferred recognition of the consideration paid until earned in the future.  Under ASC 606, Woodward also concluded that the formation of the joint venture was not a culmination of an earnings event and has further concluded that the consideration paid or receivable from GE represents a material right.  Accordingly, under both ASC 606 and the previous standard, Woodward concluded it was appropriate to defer the consideration received as a liability and recognized it as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the joint venture.  Recognition to net sales in a particular period is determined as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the joint venture.  As of the adoption of ASC 606, Woodward has classified this as a contract liability with both a current and noncurrent portion.  For further discussion of Woodward’s joint venture, see Note 6, Joint venture.

Woodward does not record incremental costs of obtaining a contract, as Woodward does not pay sales commissions or incur other incremental costs related to contracts with Woodward’s customers for arrangements in which quantities and pricing are fixed and/or determinable.

Point in time and over time revenue recognition

Approximately one-half of Woodward’s customer contracts are recognized at the point in time when control of the products transfers to the customer, generally upon shipment of products, consistent with Woodward’s historical revenue recognition model.  The remaining portion of Woodward’s revenues from sales of products and services to customers are recognized over time, rather than at a point in time, due primarily to the terms of certain customer contracts and/or the type of performance obligation being satisfied, as described below.

The following table reflects the amount of revenue recognized as point in time or over time for the three-months ended December 31, 2018:

	Three-Months Ended December 31, 2018
	Aerospace	Industrial	Consolidated
Point in time	$164,014	$172,162	$336,176
Over time	228,873	87,762	316,635
Total net sales	$392,887	$259,924	$652,811

Point in time

Control of the products generally transfers to the customer at a point in time, as the customer does not control the products as they are produced.  Woodward exercises judgment and considers the timing of right of payment, transfer of the risk and rewards, transfers of title, transfer of physical possession, and customer acceptance when determining when control of the product transfers to the customer, generally upon shipment of products, consistent with Woodward’s historical revenue recognition model.

Over time

Performance obligations are satisfied and revenue is recognized over time if: (i) the customer receives the benefits as Woodward performs work, if the customer controls the asset as it is being enhanced, or if the product being produced for the customer has no alternative use to Woodward; and (ii) Woodward has an enforceable right to payment with a profit.  For products being produced for the customer that have no alternative use to Woodward and Woodward has an enforceable right to payment with a profit, and where the products are substantially the same and have the same pattern of transfer to the customer, revenue is recognized as a series of distinct products.  As Woodward satisfies MRO performance obligations, revenue is recognized over time, as the customer, rather than Woodward, controls the asset being enhanced.  When services are provided, revenue from those services is recognized over time because control is transferred continuously to customers as Woodward performs the work.  As a practical expedient, revenue for services that are short-term in nature are recognized using an output method as the customer is invoiced, as the invoiced amount corresponds directly to Woodward’s performance to date on the arrangement.

For services that are not short-term in nature, MRO, and sales of products that have no alternative use to Woodward and an enforceable right to payment with a profit, Woodward uses an actual cost input measure to determine the extent of progress towards completion of the performance obligation.  For these revenue streams, revenue is recognized over time as work is performed based on the relationship between actual costs incurred to-date for each contract and the total estimated costs for such contract at completion of the performance obligation (the cost-to-cost method).  Woodward has concluded that this measure of progress best depicts the transfer of assets to the customer, because incurred costs are integral to Woodward’s completion of the performance obligation under the specific customer contract and correlate directly to the transfer of control to the customer.  Contract costs include labor, material and overhead.  Contract cost estimates are based on various assumptions to project the outcome of future events.  These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.  Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.

As a significant change in one or more of these estimates could affect the profitability of its contracts, Woodward reviews and updates its estimates regularly upon receipt of new contracts with customers.  Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs will be revised.  Such revisions to costs and revenue are recognized in the period in which the revisions are determined as a cumulative catch-up adjustment.  The impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified.  Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.  If at any time the estimate of contract profitability indicates an anticipated loss on the contract, Woodward recognizes provisions for estimated losses on uncompleted contracts in the period in which such losses are determined.  For the three-months ended December 31, 2018, adjustments to revenue related to changes in estimates were immaterial.

Occasionally Woodward sells maintenance or service arrangements, extended warranties, or other stand ready services.  Woodward recognizes revenue from such arrangements as a series of performance obligations over the time period in which the services are available to the customer.

Contract assets

Customer receivables include amounts billed and currently due from customers as well as unbilled amounts (contract assets) and are included in “Accounts receivable” in Woodward’s Condensed Consolidated Balance Sheets.  Amounts are billed in accordance with contractual terms, which are generally tied to shipment of the products to the customer, or as work progresses in accordance with contractual terms.  Billed accounts receivable are typically due within 60 days.

Consistent with common business practice in China, Woodward’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is Woodward’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of Woodward’s receipt of such draft.  Woodward has elected to adopt the practical expedient to not adjust the promised amounts of consideration for the effects of a significant financing component at contract inception as the financing component associated with accepting bankers’ acceptance notes has a duration of less than one year.  Woodward’s contracts with customers generally have no other financing components.

Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when contract provisions require revenue to be recognized over time rather than at a point in time.  Unbilled amounts primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized and the revenue recognized exceeds the amount billed to the customer as there is not yet a right to payment in accordance with contractual terms.  Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract.

Accounts receivable consisted of the following:

	December 31, 2018	September 30, 2018
Billed receivables
Trade accounts receivable	$332,792	$403,590
Other (Chinese financial institutions)	40,542	23,191
Less: Allowance for uncollectible amounts	(3,995)	(3,938)
Net billed receivables	369,339	422,843
Current unbilled receivables (contract assets), net	120,190	9,160
Total accounts receivable, net	$489,529	$432,003

As of the October 1, 2018 adoption of ASC 606, Woodward recognized unbilled receivables of $104,907.  The remaining change in unbilled receivables was primarily driven by revenue recognized in excess of billings in Woodward’s Aerospace segment.

In addition, as of December 31, 2018 “Other assets” at the Condensed Consolidated Balance Sheets includes $444 of unbilled receivables not expected to be invoiced and collected within a period of twelve months.  As of September 30, 2018, there were no unbilled receivables not expected to be invoiced and collected within a period of twelve months.

Customer billed receivables are recorded at face amounts, less an allowance for doubtful accounts.  In establishing the amount of the allowance related to the credit risk of accounts receivable, customer-specific information is considered related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, and current economic conditions.  Bad debt losses are deducted from the allowance, and the related accounts receivable balances are written off when the receivables are deemed uncollectible.  Recoveries of accounts receivable previously written off are recognized when received.  In the three-months ended December 31, 2018, receivables written off were immaterial.  An allowance associated with anticipated other adjustments to the selling price or cash discounts is also established and is included in the allowance for uncollectible amounts.  Changes to this allowance are recorded as increases or decreases to net sales as adjustments to the transaction price related to variable consideration.  In establishing this amount, both customer-specific information and historical experience are considered.

Unbilled receivables are stated net of adjustments for credit risk and the anticipated impacts of variable consideration on the transaction price, as applicable.

Billed and unbilled accounts receivable from the U.S. Government were less than 10% of total billed and unbilled accounts receivable at December 31, 2018.

Contract liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenues when customers remit contractual cash payments in advance of Woodward satisfying performance obligations under contractual arrangements, including those with performance obligations satisfied over time.  Woodward generally receives advance payments from customers related to maintenance or service arrangements, extended warranties, or other stand ready services, which it recognizes over the performance period.  Contract liabilities are derecognized when revenue is recognized and the performance obligation is satisfied.  Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when Woodward expects to recognize revenue.  The current portion is included in “Accrued liabilities” and the noncurrent portion is included in “Other liabilities” at Woodward’s Condensed Consolidated Balance Sheets.

Contract liabilities consisted of the following:

	December 31, 2018		September 30, 2018
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$6,988	$232,897	$7,087	$235,300
Deferred revenue advance invoicing and/or prepayments from customers	2,866	-	2,572	-
Liability related to customer supplied inventory	17,283	-	-	-
Deferred revenue from material rights related to engineering and development funding	1,053	86,333	-	-
Net contract liabilities	$28,190	$319,230	$9,659	$235,300

As of the October 1, 2018 adoption of ASC 606, Woodward recognized current liabilities for the noncash consideration provided to Woodward in the form of customer supplied inventory of $13,141 and current and noncurrent liabilities for deferred revenue from material rights related to engineering and development funding of $664 and $79,347, respectively.  All other changes in contract liability balances were due to normal operating activities.

Woodward recognized revenue of $9,760 in the three-months ended December 31, 2018 from contract liabilities balances recorded as of October 1, 2018.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of December 31, 2018 was $1,630,741, the majority of which relate to Woodward’s Aerospace segment.  Woodward expects to recognize almost all of these remaining performance obligations within two years after December 31, 2018.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of December 31, 2018 was $410,355, of which $6,585 is expected to be recognized in the remainder of fiscal year 2019, $9,800 is expected to be recognized in 2020, and the balance is expected to be recognized thereafter.  Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

Financial statement impact of the adoption of ASC 606

The following schedule quantifies the impact of adopting ASC 606 on the Condensed Consolidated Balance Sheet as of October 1, 2018.  The effect of the new standard represents the increase (decrease) in the line item based on the adoption of ASC 606:

	September 30, 2018 as reported	Effect of ASC 606	October 1, 2018 as adjusted
ASSETS
Current assets:
Cash and cash equivalents	$83,594	$-	$83,594
Accounts receivable, net (1)(2)	432,003	104,907	536,910
Inventories (1)(2)	549,596	(55,002)	494,594
Income taxes receivable (5)	6,397	(959)	5,438
Other current assets	43,207	(154)	43,053
Total current assets	1,114,797	48,792	1,163,589
Property, plant and equipment, net	1,060,005	-	1,060,005
Goodwill	813,250	-	813,250
Intangible assets, net (4)	700,883	(2,519)	698,364
Deferred income tax assets (5)	16,570	(975)	15,595
Other assets (1)(2)(3)	85,144	85,865	171,009
Total assets	$3,790,649	$131,163	$3,921,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$153,635	$-	$153,635
Accounts payable	226,285	-	226,285
Income taxes payable (5)	16,745	4,141	20,886
Accrued liabilities (2)(3)	194,513	15,672	210,185
Total current liabilities	591,178	19,813	610,991
Long-term debt, less current portion	1,092,397	-	1,092,397
Deferred income tax liabilities (5)	170,915	3,833	174,748
Other liabilities (3)	398,055	78,631	476,686
Total liabilities	2,252,545	102,277	2,354,822
Stockholders’ equity:
Preferred stock	-	-	-
Common stock	106	-	106
Additional paid-in capital	185,705	-	185,705
Accumulated other comprehensive losses	(74,942)	(41)	(74,983)
Deferred compensation	8,431	-	8,431
Retained earnings	1,966,643	28,927	1,995,570
	2,085,943	28,886	2,114,829
Treasury stock at cost	(539,408)	-	(539,408)
Treasury stock held for deferred compensation	(8,431)	-	(8,431)
Total stockholders’ equity	1,538,104	28,886	1,566,990
Total liabilities and stockholders’ equity	$3,790,649	$131,163	$3,921,812

(1)

The adoption of ASC 606 changed the revenue recognition practices for a number of revenue generating activities across Woodward’s businesses, although the most significant impacts are concentrated in product being produced for customers that have no alternative use to Woodward and Woodward has an enforceable right to payment with a profit, and MRO.  The revenue related to these activities, which previously was accounted for on a point in time basis, is now required to use an over time model because the associated contracts meet one or more of the mandatory criteria established in ASC 606, as described above, and are included as current unbilled receivables in “Accounts receivable” and noncurrent unbilled receivables in “Other assets.”  The change in the timing of revenue recognized in connection with over time contracts similarly changed the timing of manufacturing cost recognition and certain engineering and development costs, which are reflected as a reduction to inventory.

(2)

The value of noncash consideration in the form of exchanged products and other customer provided inventory is reflected in unbilled receivables included in “Accounts receivable,” “Other assets,” and “Inventories,” and in contract liabilities, which are included in “Accrued liabilities.”

(3)

Woodward recorded customer funding of product engineering and development identified as material rights as current and noncurrent deferred revenue contract liabilities included in “Accrued liabilities” and “Other liabilities.”  The related customer funded product engineering and development costs were capitalized as costs to fulfill a contract, to the extent of the contractually committed customer funded payments, and are recorded as “Other assets.”

(4)

The net book value of the backlog and customer relationships and contracts intangible assets was adjusted concurrent with the change in the timing of the associated revenue, resulting in a reduction in the net book value of these assets as of the date of adoption.

(5)	The value of tax assets and tax liabilities was impacted by the change in timing of the recognition of assets and liabilities within tax jurisdictions.

The following schedule quantifies the impact of adopting ASC 606 on the Condensed Consolidated Statement of Earnings for the three-months ended December 31, 2018.  The effect of the new standard represents the increase (decrease) in the line item based on the adoption of ASC 606.

	Three-Months Ended December 31, 2018, under previous standard	Effect of ASC 606	Three-Months Ended December 31, 2018, as reported
Net sales	$632,641	$20,170	$652,811
Costs and expenses:
Cost of goods sold	468,690	23,484	492,174
Selling, general, and administrative expenses	52,026	(99)	51,927
Research and development costs	38,714	153	38,867
Interest expense	11,878	-	11,878
Interest income	(371)	-	(371)
Other expense (income), net	(3,179)	-	(3,179)
Total costs and expenses	567,758	23,538	591,296
Earnings before income taxes	64,883	(3,368)	61,515
Income tax expense	13,083	(688)	12,395
Net earnings	$51,800	$(2,680)	$49,120

Earnings per share
Basic earnings per share	$0.84	$(0.04)	$0.79
Diluted earnings per share	$0.81	$(0.04)	$0.77

Weighted Average Common Shares Outstanding (Note 4):
Basic	61,818		61,818
Diluted	64,059		64,059

The adoption of ASC 606 resulted in an increase to net sales and cost of goods sold primarily due to the recognition of noncash consideration in the form of customer supplied inventory and the accelerated recognition of revenue and associated cost of goods sold for over time contracts, which would have been recognized at a point in time under the previous standard.  The increases were offset by decreases in revenue and cost of goods sold related to the deferral of amounts due from customers recognized as material rights and over time contracts recognized as of the date of adoption, both of which would otherwise have been recognized as revenue during the period under the previous standard.

The following schedule quantifies the impact of adopting ASC 606 on the Condensed Consolidated Balance Sheet as of December 31, 2018.  The effect of the new standard represents the increase (decrease) in the line item based on the adoption of ASC 606.

	December 31, 2018, under previous standard	Effect of ASC 606	December 31, 2018, as reported
ASSETS
Current assets:
Cash and cash equivalents	$71,634	$-	$71,634
Accounts receivable, net	374,493	115,036	489,529
Inventories	589,207	(64,707)	524,500
Income taxes receivable	4,677	(908)	3,769
Other current assets	37,181	(177)	37,004
Total current assets	1,077,192	49,244	1,126,436
Property, plant and equipment, net	1,060,556	-	1,060,556
Goodwill	809,480	-	809,480
Intangible assets, net	675,653	(2,367)	673,286
Deferred income tax assets	16,161	(989)	15,172
Other assets	82,806	92,800	175,606
Total assets	$3,721,848	$138,688	$3,860,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$160,000	$-	$160,000
Accounts payable	224,890	-	224,890
Income taxes payable	16,393	3,506	19,899
Accrued liabilities	151,471	19,666	171,137
Total current liabilities	552,754	23,172	575,926
Long-term debt, less current portion	1,024,872	-	1,024,872
Deferred income tax liabilities	164,706	3,703	168,409
Other liabilities	374,841	85,621	460,462
Total liabilities	2,117,173	112,496	2,229,669
Stockholders' equity:
Preferred stock	-	-	-
Common stock	106	-	106
Additional paid-in capital	195,894	-	195,894
Accumulated other comprehensive losses	(64,593)	(55)	(64,648)
Deferred compensation	9,015	-	9,015
Retained earnings	2,008,630	26,247	2,034,877
	2,149,052	26,192	2,175,244
Treasury stock at cost	(535,362)	-	(535,362)
Treasury stock held for deferred compensation	(9,015)	-	(9,015)
Total stockholders' equity	1,604,675	26,192	1,630,867
Total liabilities and stockholders' equity	$3,721,848	$138,688	$3,860,536

The underlying causes of the impacts of the adoption of ASC 606 on the Condensed Consolidated Balance Sheet as of December 31, 2018 are consistent with those as of the date of adoption, October 1, 2018, as discussed above.

The adoption of ASC 606 did not impact cash provided by or used in operating, investing or financing activities in the Condensed Consolidated Statement of Cash Flows for the three-months ended December 31, 2018.

Disaggregation of Revenue

Woodward designs, produces and services reliable, efficient, low-emission, and high-performance energy control products for diverse applications in markets throughout the world.  Woodward reports financial results for each of its Aerospace and Industrial reportable segments.  Woodward further disaggregates its revenue from contracts with customers by primary market and by geographical area as Woodward believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Revenue by primary market for the Aerospace reportable segment was as follows:

Three-Months Ended December 31, 2018

Commercial OEM	$140,508
Commercial aftermarket	111,348
Defense OEM	101,836
Defense aftermarket	39,195
Total Aerospace segment net sales	$392,887

Revenue by primary market for the Industrial reportable segment was as follows:

Three-Months Ended December 31, 2018

Reciprocating engines	$196,130
Industrial turbines	49,512
Renewables	14,282
Total Industrial segment net sales	$259,924

The customers who account for approximately 10% or more of net sales to each of Woodward’s reportable segments for the three-months ended December 31, 2018 follow:

Customer
Aerospace	The Boeing Company, General Electric Company, United Technologies Corporation
Industrial	Rolls-Royce PLC, Weichai Westport, General Electric Company

Net sales by geographic area, as determined based on the location of the customer, were as follows:

	Three-Months Ended December 31, 2018
	Aerospace	Industrial	Consolidated
United States	$286,745	$49,892	$336,637
Germany	12,749	63,364	76,113
Europe, excluding Germany	39,612	59,348	98,960
Asia	24,006	79,418	103,424
Other countries	29,775	7,902	37,677
Total net sales	$392,887	$259,924	$652,811

Note 4.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended
	December 31,
	2018	2017
Numerator:
Net earnings	$49,120	$18,260
Denominator:
Basic shares outstanding	61,818	61,246
Dilutive effect of stock options and restricted stock	2,241	2,463
Diluted shares outstanding	64,059	63,709
Income per common share:
Basic earnings per share	$0.79	$0.30
Diluted earnings per share	$0.77	$0.29

The following stock option grants were outstanding during the three-months ended December 31, 2018 and 2017, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended
	December 31,
	2018	2017
Options	1,426	754
Weighted-average option price	$79.22	$78.75

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended
	December 31,
	2018	2017
Weighted-average treasury stock shares held for deferred compensation obligations	206	193

Note 5.  Business acquisition

In fiscal year 2018, the Company, and its wholly-owned subsidiary, Woodward Aken GmbH (collectively, the “Purchasers”), entered into a Share Purchase Agreement (the “L’Orange Agreement”) with MTU Friedrichshafen GmbH (“MTU”) and MTU America Inc. (together with MTU, the “Sellers”), both of which were subsidiaries of Rolls-Royce PLC (“Rolls-Royce”).  Pursuant to the L’Orange Agreement, the Purchasers agreed to acquire all of the outstanding shares of stock of L’Orange GmbH, together with its wholly-owned subsidiaries in China and Germany, as well as all of the outstanding equity interests of its affiliate, Fluid Mechanics LLC, and their related operations (collectively, “L’Orange”), for total consideration (including cash consideration and the assumption of certain liabilities) of €700,000, or approximately $811,000 based on the foreign currency exchange rate as of the date Woodward executed cross currency swaps in connection with the financing of the transaction as described in Note 8, Derivative instruments and hedging activities.  The total consideration to be paid is subject to customary post-closing adjustments.  The transactions contemplated by the L’Orange

Agreement were completed on June 1, 2018 (the “Closing”) and L’Orange became a subsidiary of the Company.  Following the Closing, L’Orange was renamed “Woodward L’Orange”.

Woodward L’Orange is a supplier of fuel injection systems for industrial diesel, heavy fuel oil and dual-fuel engines.  Woodward L’Orange supplies fuel injection technology for engines that power a wide range of industrial applications including marine power and propulsion systems, special-application off road vehicles, locomotives, oil and gas processing, and power generation.  Woodward L’Orange serves many large specialist diesel engine manufacturers, including Rolls-Royce Power Systems’ subsidiaries, MTU and Bergen Engines, and other low to high speed engine builders.  Woodward L’Orange has been integrated into the Company’s Industrial segment.

In connection with the Closing, MTU and a subsidiary of Rolls-Royce, and Woodward L’Orange, entered into a long-term supply agreement, dated June 1, 2018 (the “LTSA”).  Pursuant to the terms of the LTSA, Woodward L’Orange will continue to supply to MTU and its affiliates within Rolls-Royce certain liquid fuel injection systems, injectors, pumps and other associated parts and components for industrial diesel, heavy fuel oil and dual-fuel engines in a manner consistent with the supply of such products prior to the transaction.  The LTSA has an initial term that extends through December 31, 2032.  During the term of the LTSA, MTU will continue to purchase certain of these products exclusively from Woodward L’Orange, subject to certain limitations specified therein, at pricing negotiated at arms-length.

ASC Topic 805, “Business Combinations” (“ASC 805”), provides a framework to account for acquisition transactions under U.S. GAAP.  The preliminary purchase price of L’Orange, prepared consistent with the required ASC 805 framework, is allocated as follows:

Cash paid to Sellers	$780,401
Less acquired cash and restricted cash	(9,286)
Total purchase price	$771,115

The cash consideration was financed through the use of cash on hand, the issuance of an aggregate principal amount of $400,000 of senior unsecured notes in a series of private placement transactions and $167,420 borrowed under Woodward’s existing revolving credit agreement (see Note 14, Credit Facilities, short-term borrowings and long-term debt).  In connection with these borrowings, the Company entered into cross currency swap transactions, which effectively lowered the interest rate on each tranche of the senior unsecured notes and the borrowings under the existing revolving credit agreement (see Note 8, Derivative instruments and hedging activities).

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
(1)

Inventories include a $16,324 adjustment to state work in progress and finished goods inventories at their fair value as of the acquisition date.  The entire inventory fair value adjustment was recognized as a noncash increase to cost of goods sold ratably over the estimated inventory turnover period during the year ending September 30, 2018.

In connection with the acquisition of L’Orange, Woodward assumed the defined benefit pension obligations of the L’Orange defined benefit pension plans (the “Woodward L’Orange Pension Plans”).  Woodward’s assumption of the liability associated with the Woodward L’Orange Pension Plans was part of the total consideration paid by Woodward to acquire L’Orange and thus reduced Woodward’s cash payment for the transaction.  As of June 1, 2018, the total liability recognized by the Company associated with the Woodward L’Orange Pension Plans was $39,257, of which $1,143 was considered current.

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

For the three-months ended December 31, 2018, Woodward recorded amortization expense associated with the acquired intangibles of $11,693.   Future amortization expense associated with the acquired intangibles as of December 31, 2018 is expected to be:

Year Ending September 30:
2019 (remaining)	$21,543
2020	19,627
2021	22,586
2022	22,535
2023	22,535
Thereafter	356,994
$465,820

The preliminary purchase price allocation resulted in the recognition of $257,447 of goodwill.  Only the portion of goodwill which relates to the U.S. operations of Woodward L’Orange is expected to be deductible for tax purposes.  The Company has included all of the goodwill in its Industrial segment.  The goodwill represents the estimated value of potential expansion with new customers, the opportunity to further develop sales opportunities with new customers, other synergies including supply chain savings expected to be achieved through the integration of Woodward L’Orange with Woodward’s Industrial segment, and intangible assets that do not qualify for separate recognition, such as value of the assembled Woodward L’Orange workforce that is not included within the estimated value of the acquired backlog and customer relationship intangible assets.

Pro forma results for Woodward giving effect to the L’Orange acquisition

The following unaudited pro forma financial information presents the combined results of operations of Woodward and Woodward L’Orange as if the acquisition had been completed as of the beginning of the prior fiscal year, or October 1, 2016.  The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on October 1, 2016, nor are they indicative of future results.

The unaudited pro forma financial information for the three-months ended December 31, 2018 includes Woodward’s results, including the post-acquisition results of Woodward L’Orange, since June 1, 2018, and the pre-acquisition results of L’Orange for that period.  The unaudited pro forma financial information for the three-months ended December 31, 2017 combines Woodward’s results with the pre-acquisition results of L’Orange for that period.

Prior to the L’Orange acquisition by Woodward, L’Orange was a wholly owned subsidiary of Rolls-Royce, and as such was not a standalone entity for financial reporting purposes.  Accordingly, the historical operating results of L’Orange may not be indicative of the results that might have been achieved, historically or in the future, if L’Orange had been a standalone entity.

The unaudited pro forma results for the three-months ended December 31, 2018 and December 31, 2017 follow:

	Three-Months Ended		Three-Months Ended
	December 31, 2018		December 31, 2017
	As reported	Pro forma	As reported	Pro forma
Net sales	$652,811	$652,811	$470,148	$565,993
Net earnings	49,120	53,739	18,260	20,999
Earnings per share:
Basic earnings per share	$0.79	$0.87	$0.30	$0.34
Diluted earnings per share	0.77	0.84	0.29	0.33

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

The operating results of Woodward L’Orange have been included in Woodward’s operating results for the periods subsequent to the completion of the acquisition on June 1, 2018. Woodward L’Orange contributed net sales of $87,680 for the three-months ended December 31, 2018 and net income before income taxes of $10,602 for the three-months ended December 31, 2018.

Woodward incurred acquisition financing related costs of $3,799 for three-months ended December 31, 2018, which are included in “Interest expense” in the Condensed Consolidated Statements of Earnings.

Note 6.  Joint venture

On January 4, 2016, Woodward and General Electric Company (“GE”), acting through its GE Aviation business unit, consummated the formation of a strategic joint venture between Woodward and GE (the “JV”) to develop, manufacture and support fuel systems for specified existing and all future GE commercial aircraft engines that produce thrust in excess of fifty thousand pounds.

As part of the JV formation, Woodward contributed to the JV certain contractual rights and intellectual property applicable to the existing GE commercial aircraft engine programs within the scope of the JV.  Woodward had no initial cost basis in the JV because Woodward had no cost basis in the contractual rights and intellectual property contributed to the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year, which began on January 4, 2017, subject to certain claw-back conditions.  Woodward records annual payments received as deferred income and includes them in Net cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows.  Neither Woodward nor GE contributed any tangible assets to the JV.

Under previous accounting guidance, Woodward concluded that the formation of the JV was not the culmination of an earnings event and deferred recognition of the consideration paid until earned in the future.  Under ASC 606, Woodward also concluded the formation of the JV was not a culmination of an earnings event and has further concluded that the consideration paid or receivable from GE represents a material right.  Accordingly, under both ASC 606 and the previous standard, Woodward concluded it was appropriate to defer the consideration received as a liability and recognized it as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV.  Recognition to net sales in a particular period is determined as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  Unamortized deferred revenue from material rights in connection with the JV formation included accrued liabilities of $6,988 as of December 31, 2018 and $7,087 as of September 30, 2018, and other liabilities of $232,897 as of December 31, 2018 and $235,300 as of September 30, 2018.  Amortization of the deferred income (material right) recognized as an increase to sales was $1,777 for the three-months ended December 31, 2018 and $1,053 for the three-months ended December 31, 2017.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  The JV is a related party to Woodward.  Other income includes income of $1,465 for the three-months ended December 31, 2018 and income of $596 for the three-months ended December 31, 2017 related to Woodward’s equity interest in the earnings of the JV.  During the three-months ended December 31, 2018, Woodward received a $4,500 cash distribution from the JV, which is included in Net cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows.  Woodward received no cash distributions from the JV during the three-months ended December 31, 2017.  Woodward’s net investment in the JV, which is included in other assets, was $6,576 as of December 31, 2018 and $9,611 as of September 30, 2018.

Woodward’s net sales include $12,833 for the three-months ended December 31, 2018 of sales to the JV, compared to $12,975 for the three-months ended December 31, 2017.  Woodward recorded a reduction to sales of $9,182 for the three-months ended December 31, 2018 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to $5,408 for the three-months ended December 31, 2017.  The Condensed Consolidated Balance Sheets include “Accounts receivable” of $6,916 at December 31, 2018, and $10,499 at September 30, 2018, related to amounts the JV owed Woodward, and include “Accounts payable” of $3,063 at December 31, 2018, and $2,944 at September 30, 2018, related to amounts Woodward owed the JV.

Upon the October 1, 2018 adoption of ASC 606, Woodward recorded $57,529 of revenue recognized in prior periods for the JV’s engineering and development projects as an increase to contract liabilities in “Other liabilities” and $57,529 of costs recognized in prior periods as costs to fulfill a contract in “Other assets.”  During the quarter ended December 31, 2018, Woodward recognized an additional $4,428 of contract liabilities in “Other liabilities” and $4,428 of additional costs to fulfill a contract in “Other assets.”

Note 7.  Financial instruments and fair value measurements

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

Level 3: Inputs that reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and are significant to the valuation of the instruments.

The table below presents information about Woodward’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques Woodward utilized to determine such fair value.

	At December 31, 2018				At September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$63,723	$-	$-	$63,723	$59,838	$-	$-	$59,838
Investments in reverse repurchase agreements	161	-	-	161	4,582	-	-	4,582
Investments in term deposits with foreign banks	7,750	-	-	7,750	19,174	-	-	19,174
Equity securities	19,059	-	-	19,059	19,730	-	-	19,730
Total financial assets	$90,693	$-	$-	$90,693	$103,324	$-	$-	$103,324

Financial liabilities:
Cross currency interest rate swaps	$-	$4,437	$-	$4,437	$-	$23,000	$-	$23,000
Total financial liabilities	$-	$4,437	$-	$4,437	$-	$-	$-	$23,000

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

Investments in term deposits with foreign banks: Woodward’s foreign subsidiaries sometimes invest excess cash in various highly liquid financial instruments that Woodward believes are with creditworthy financial institutions.  Such investments are reported in “Cash and cash equivalents” at fair value, with realized gains from interest income recognized in earnings.  The carrying value of Woodward’s investments in term deposits with foreign banks are considered equal to the fair value given the highly liquid nature of the investments.  As of September 30, 2018, $3,635 of the term deposits with foreign banks were restricted in use as they were pledged collateral for short-term borrowings.  The restriction lapsed during the first quarter of fiscal year 2019 when the related short-term borrowings were paid.

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

Trade accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2018		At September 30, 2018
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$13,473	$13,143	$13,458	$13,462
Investments in short-term time deposits	2	10,163	10,168	8,883	8,874
Liabilities:
Long-term debt	2	$(1,017,257)	$(1,027,659)	$(1,094,987)	$(1,095,292)

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.7% at December 31, 2018 and 3.1% at September 30, 2018.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits was 6.4% at December 31, 2018 and 6.3% at September 30, 2018.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 3.8% at December 31, 2018 and 3.5% at September 30, 2018.

Note 8.  Derivative instruments and hedging activities

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

Derivative instruments not designated or qualifying as hedging instruments

In May 2018, Woodward entered into cross currency interest rate swap agreements that synthetically convert $167,420 of floating-rate debt under Woodward’s existing revolving credit agreement to Euro denominated floating-rate debt in conjunction with the L’Orange acquisition (the “Floating-Rate Cross Currency Swap”).  Also in May 2018, Woodward entered into cross currency interest rate swap agreements that synthetically convert an aggregate principal amount of $400,000 of fixed-rate debt associated with the 2018 Note Purchase Agreement (as defined at Note 14, Credit facilities short-term borrowings and long-term debt) to Euro denominated fixed-rate debt (the “Fixed-Rate Cross Currency Swaps”).  The cross currency interest rate swaps, which effectively reduce the interest rate on the underlying fixed and floating-rate debt under the 2018 Notes (as defined at Note 14, Credit facilities short-term borrowings and long-term debt) and Woodward’s existing revolving credit agreement, respectively, is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  On the Series M Notes, a foreign exchange gain of $649 for the three-months ended December 31, 2018 and a foreign exchange loss of $743 for the three-months ended December 31, 2017 are included in foreign currency translation adjustments within total comprehensive (losses) earnings.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the impact of derivative instruments designated as qualifying hedging instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ended
		December 31, 2018
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(2,389)	$(2,505)	$(2,252)
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(5,556)	(16,058)	(5,556)
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	-	(18)
		$(7,963)	$(18,563)	$(7,826)

		Three-Months Ended
		December 31, 2017
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$-	$-	$-
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	-	-	-
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	-	(18)
		$(18)	$-	$(18)

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI were net losses of $10,578 as of December 31, 2018 and net losses of $21,315 as of September 30, 2018.

Note 9.  Supplemental statement of cash flows information

	Three-Months Ended December 31,
	2018	2017
Interest paid, net of amounts capitalized	$16,754	$11,302
Income taxes paid	15,858	7,695
Income tax refunds received	444	1,772
Non-cash activities:
Purchases of property, plant and equipment on account	4,580	10,631
Impact of the adoption of ASC 606 (Note 3)	28,886	-

Note 10.  Inventories

	December 31,	September 30,
	2018	2018
Raw materials	$98,641	$80,999
Work in progress	124,773	118,010
Component parts (1)	307,938	298,820
Finished goods	57,854	51,767
Customer supplied inventory (Note 3)	17,283	-
On-hand inventory for which control has transferred to the customer (Note 3)	(81,989)	-
	$524,500	$549,596

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 11.  Property, plant, and equipment

	December 31,	September 30,
	2018	2018
Land and land improvements	$93,958	$94,146
Buildings and building improvements	566,562	565,065
Leasehold improvements	17,897	17,954
Machinery and production equipment	677,086	668,986
Computer equipment and software	125,272	124,788
Office furniture and equipment	32,210	31,533
Other	19,396	19,366
Construction in progress	109,325	103,036
	1,641,706	1,624,874
Less accumulated depreciation	(581,150)	(564,869)
Property, plant, and equipment, net	$1,060,556	$1,060,005

In the second quarter of fiscal year 2018, the Company announced its decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.  The Company has identified assets held for sale with a carrying value of $8,097 at December 31, 2018 and $8,306 at September 30, 2018, the majority of which are included in “Land and land improvements” and “Buildings and buildings improvements” which relate to the land, building and building improvements, and other assets at the Duarte facility.  The assets held for sale are included in the Company’s Aerospace segment.  The carrying value of the remaining assets at the Duarte facility was approximately $11,980 as of December 31, 2018, of which the Company has identified approximately $325 that is planned to be disposed of as a result of the relocation.

The Company assessed whether the decision to relocate from its Duarte facility could indicate a potential impairment of the assets at the Duarte facility and concluded that the assets were not impaired as of December 31, 2018.

Included in “Office furniture and equipment” and “Other” is $1,650 at December 31, 2018 and September 30, 2018, of gross assets acquired on capital leases, and accumulated depreciation included $1,261 at December 31, 2018 and $1,158 at September 30, 2018 of amortization associated with the capital lease assets.

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

Included in “Construction in progress” are costs of $30,585 at December 31, 2018 and $32,248 at September 30, 2018 associated with new equipment purchases for the greater-Rockford, Illinois campus and costs of $7,555 at December 31, 2018 and $3,967 at September 30, 2018 associated with new equipment purchases and the renovation of the Drake Campus.

For the three-months ended December 31, 2018 and 2017, Woodward had depreciation expense as follows:

	Three-Months Ended
	December 31,
	2018	2017
Depreciation expense	$21,169	$14,827

For the three-months ended December 31, 2018 and 2017, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended
	December 31,
	2018	2017
Capitalized interest	$227	$601

Note 12.  Goodwill

	September 30, 2018	Effects of Foreign Currency Translation	December 31, 2018
Aerospace	$455,423	$-	$455,423
Industrial	357,827	(3,770)	354,057
Consolidated	$813,250	$(3,770)	$809,480

On June 1, 2018, Woodward completed the acquisition of L’Orange (see Note 5, Business acquisition), which resulted in the recognition of $257,447 in goodwill in the Company’s Industrial segment.

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, or at any time there is an indication goodwill is more-likely-than-not impaired, commonly referred to as triggering events.  There have been no such triggering events during any of the periods presented, and Woodward’s fourth quarter of fiscal year 2018 impairment test resulted in no impairment.

Note 13.  Intangible assets, net

	December 31, 2018			September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(170,538)	$111,145	$281,683	$(166,719)	$114,964
Industrial	424,543	(36,504)	388,039	429,880	(35,856)	394,024
Total	$706,226	$(207,042)	$499,184	$711,563	$(202,575)	$508,988

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,380	(18,612)	768	19,448	(18,587)	861
Total	$19,380	$(18,612)	$768	$19,448	$(18,587)	$861

Process technology:
Aerospace	$76,371	$(56,135)	$20,236	$76,372	$(54,874)	$21,498
Industrial	96,110	(21,551)	74,559	97,154	(20,373)	76,781
Total	$172,481	$(77,686)	$94,795	$173,526	$(75,247)	$98,279

Backlog:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	42,363	(30,651)	11,712	42,955	(18,006)	24,949
Total	$42,363	$(30,651)	$11,712	$42,955	$(18,006)	$24,949

Other intangibles:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	1,608	(1,183)	425	1,629	(1,158)	471
Total	$1,608	$(1,183)	$425	$1,629	$(1,158)	$471

Intangible asset with indefinite life:
Tradename:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	66,402	-	66,402	67,335	-	67,335
Total	$66,402	$-	$66,402	$67,335	$-	$67,335

Total intangibles:
Aerospace	$358,054	$(226,673)	$131,381	$358,055	$(221,593)	$136,462
Industrial	650,406	(108,501)	541,905	658,401	(93,980)	564,421
Consolidated Total	$1,008,460	$(335,174)	$673,286	$1,016,456	$(315,573)	$700,883

For the three-months ended December 31, 2018 and 2017, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended
	December 31,
	2018	2017
Amortization expense	$17,472	$6,243

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2019 (remaining)	$38,893
2020	40,660
2021	41,760
2022	39,554
2023	38,496
Thereafter	407,521
$606,884

Note 14.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.85% to 1.65%.  The Revolving Credit Agreement matures in April 2020.  Under the Revolving Credit Agreement, there were $311,481 in principal amount of borrowings outstanding as of December 31, 2018, at an effective interest rate of 3.69%, and $266,541 in principal amount of borrowings outstanding as of September 30, 2018, at an effective interest rate of 3.48%.  As of December 31, 2018, $160,000 of the borrowings under the Revolving Credit Agreement were classified as short-term borrowings, and as of September 30, 2018, $150,000 of the borrowings under the Revolving Credit Agreement were classified as short-term borrowings based on Woodward’s intent and ability to pay this amount in the next twelve months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of both December 31, 2018 and September 30, 2018.  Woodward had other short-term borrowings of $3,635 as of September 30, 2018, which were repaid during the three-months ended December 31, 2018.

Long-term debt

	December 31,	September 30,
	2018	2018
Long-term portion of revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020; unsecured	$151,481	$116,541
Series D notes – 6.39%, due October 2018; unsecured	-	100,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 2026; unsecured	45,795	46,437
Series N notes – 1.31% due September 2028; unsecured	88,154	89,393
Series O notes – 1.57% due September 2031; unsecured	49,229	49,921
Series P notes – 4.27% due May 2025; unsecured	85,000	85,000
Series Q notes – 4.35% due May 2027; unsecured	85,000	85,000
Series R notes – 4.41% due May 2029; unsecured	75,000	75,000
Series S notes – 4.46% due May 2030; unsecured	75,000	75,000
Series T notes – 4.61% due May 2033; unsecured	80,000	80,000
Unamortized debt issuance costs	(2,787)	(2,895)
Total long-term debt	1,024,872	1,092,397
Less: Current portion of long-term debt	-	-
Long-term debt, less current portion	$1,024,872	$1,092,397

The Notes

In October 2008, Woodward entered into a note purchase agreement relating to the Series D Notes, due in October 2018.  On October 1, 2018, Woodward paid the entire principal balance of $100,000 on the Series D Notes using proceeds from borrowings under its revolving credit facility.

In April 2009, Woodward entered into a note purchase agreement relating to the Series F Notes.  The Series F Notes mature and are payable in April 2019.  As of December 31, 2018, the entire amount of debt under the Series F Notes has been classified as long-term based on Woodward’s intent and ability to refinance this debt prior to maturity using cash proceeds from its revolving credit facility which, in turn, is expected to be repaid beyond the next twelve months.

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

On September 23, 2016, Woodward and the BV Subsidiary each entered into note purchase agreements (the “2016 Note Purchase Agreements”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 Series M Notes.  The BV Subsidiary issued (a) €77,000 aggregate principal amount of the BV Subsidiary’s Series N Senior Notes (the “Series N Notes”) and (b) €43,000 aggregate principal amount of the BV Subsidiary’s Series O Senior Notes (the “Series O Notes” and together with the Series M Notes and the Series N Notes, the “2016 Notes”).

On May 31, 2018, Woodward entered into a note purchase agreement (the “2018 Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $400,000 of senior unsecured notes comprised of (a) $85,000 aggregate principal amount of its Series P Senior Notes due May 30, 2025 and bearing interest at a rate of 4.27% per annum (the “Series P Notes”), (b) $85,000 aggregate principal amount of its Series Q Senior Notes due May 30, 2027 and bearing interest at a rate of 4.35% per annum (the “Series Q Notes”), (c) $75,000 aggregate principal amount of its Series R Senior Notes due May 30, 2029 and bearing interest at a rate of 4.41% per annum (the “Series R Notes”), (d) $75,000 aggregate principal amount of its Series S Senior Notes due May 30, 2030 and bearing interest at a rate of 4.46% per annum (the “Series S Notes”), and (e) $80,000 aggregate principal amount of its Series T Senior Notes due May 30, 2033 and bearing interest at a rate of 4.61% per annum (the “Series T Notes”, and together with the Series P Notes, the Series Q Notes, the

Series R Notes, and the Series S Notes, the “2018 Notes,” and, together with the USD Notes and 2016 Notes, the “Notes”), in a series of private placement transactions.

In connection with the issuance of the 2018 Notes, the Company entered into cross currency swap transactions in respect of each tranche of the 2018 Notes, which effectively reduced the interest rates on the Series P Notes to 1.82% per annum, the Series Q Notes to 2.15% per annum, the Series R Notes to 2.42% per annum, the Series S Notes to 2.55% per annum and the Series T Notes to 2.90% per annum (see Note 8, Derivative instruments and hedging activities).

Interest on the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the Series F Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the 2016 Notes is payable semi-annually on March 23 and September 23 of each year, until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of December 31, 2018, the Series J Notes bore interest at an effective rate of 3.89%.  Commencing on November 30, 2018, interest on the 2018 Notes is payable semi-annually on May 30 and November 30 of each year until all principal is paid.

Debt Issuance Costs

Unamortized debt issuance costs associated with the Notes of $2,787 as of December 31, 2018 and $2,895 as of September 30, 2018 were recorded as a reduction in “Long-term debt, less current portion” in the Condensed Consolidated Balance Sheets.  Unamortized debt issuance costs of $1,166 associated with the Revolving Credit Agreement as of December 31, 2018 and $1,385 as of September 30, 2018 were recorded as “Other assets” in the Condensed Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 15.  Accrued liabilities

	December 31,	September 30,
	2018	2018
Salaries and other member benefits	$61,187	$88,643
Warranties	20,156	20,130
Interest payable	7,014	18,611
Current portion of acquired contractual obligations and unfavorable contracts (1)	1,160	1,627
Accrued retirement benefits	3,571	3,571
Current portion of loss reserve on contractual lease commitments	1,245	1,245
Restructuring charges	15,843	16,522
Taxes, other than income	17,290	21,128
Net current contract liabilities (2)	28,190	9,659
Other	15,481	13,377
	$171,137	$194,513

(1)

In connection with Woodward’s acquisition of GE Aviation Systems LLC’s (the “Seller”) thrust reverser actuation systems business located in Duarte, California (the “Duarte Acquisition”) in fiscal year 2013, Woodward assumed current and long-term obligations for contractual commitments that are expected to result in future economic losses.  In addition, Woodward assumed current and long-term contractual obligations for services to be provided to the Seller and others, partially offset by current and long-term assets related to contractual payments due from the Seller.  The current portion of both obligations is included in Accrued liabilities.

(2)	See Note 3, Revenue for more information on net current contract liabilities.

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

	Three-Months Ended December 31,
	2018	2017
Warranties, beginning of period	$20,130	$13,597
Impact from adoption of ASC 606 (Note 3)	594	-
Expense, net of recoveries	2,072	(2,030)
Reductions for settlement of previous warranty liabilities	(2,537)	1,377
Foreign currency exchange rate changes	(103)	73
Warranties, end of period	$20,156	$13,017

Loss reserve on contractual lease commitments

In connection with the construction of a new production facility in Niles, Illinois, Woodward vacated a leased facility in Skokie, Illinois and recognized a loss reserve against the estimated remaining contractual lease commitments, less anticipated sublease income.  Changes in the loss reserve were as follows.

	Three-Months Ended December 31,
	2018	2017
Loss reserve on contractual lease commitments, beginning of period	$3,931	$5,270
Payments, net of sublease income	(117)	(553)
Loss reserve on contractual lease commitments, end of period	$3,814	$4,717

Other liabilities included $2,569 and $2,686 of accrued loss reserve on contractual lease commitments as of December 31, 2018 and September 30, 2018, respectively, which are not expected to be settled or paid within twelve months of the respective balance sheet date.

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

The summary of activity in accrued restructuring charges during the three-months ended December 31, 2018 is as follows:

		Period Activity
	Balances as of October 1, 2018	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balances as of December 31, 2018
Workforce management costs associated with:
Duarte plant relocation	$12,504	$-	$-	$-	$12,504
Industrial turbomachinery business realignment	4,018	-	(679)	-	3,339
Total	$16,522	$-	$(679)	$-	$15,843

Note 16.  Other liabilities

	December 31,	September 30,
	2018	2018
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$89,503	$90,722
Total unrecognized tax benefits	9,015	8,582
Noncurrent income taxes payable	12,494	12,494
Acquired unfavorable contracts (1)	-	54
Deferred economic incentives (2)	12,662	13,038
Loss reserve on contractual lease commitments (3)	2,569	2,686
Cross currency swap derivative liability (4)	4,437	23,000
Net noncurrent contract liabilities (5)	319,230	235,300
Other	10,552	12,179
	$460,462	$398,055

(1)

In connection with the Duarte Acquisition in fiscal year 2013, Woodward assumed current and long-term obligations for contractual commitments that are expected to result in future economic losses.  The long-term portion of the acquired unfavorable contracts is included in Other liabilities.

(2)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

(3)	See Note 15, Accrued liabilities for more information on the loss reserve on contractual lease commitments.
(4)	See Note 7, Financial instruments and fair value measurements for more information on the cross currency swap derivative liability.
(5)	See Note 3, Revenue, for more information on net noncurrent contract liabilities.

Note 17.  Other expense (income), net

	Three-Months Ended
	December 31,
	2018	2017
Equity interest in the earnings of the JV (Note 6)	$(1,465)	$(596)
Net (gain) loss on sales of assets	79	(58)
Rent income	(67)	(54)
Net (gain) loss on investments in deferred compensation program	1,729	(654)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,243)	(3,148)
Other	(212)	(210)
	$(3,179)	$(4,720)

Note 18.  Income taxes

U.S. GAAP requires the interim tax provision be determined as follows:

•

At the end of each quarter, Woodward estimates the tax that will be provided for the current fiscal year stated as a percentage of estimated “ordinary income.”  The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

The estimated annual effective rate is applied to the year-to-date ordinary income at the end of each quarter to compute the estimated year-to-date tax applicable to ordinary income.  The tax expense or benefit related to ordinary income in each quarter is equal to the difference between the most recent year-to-date and the prior quarter year-to-date computations.

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

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments.  In addition, as a global commercial enterprise, Woodward’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, changes in the estimate of the amount of undistributed foreign earnings that Woodward considers indefinitely reinvested, and other factors that cannot be predicted with certainty.  As such, there can be significant volatility in interim tax provisions.

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

Enactment of the Tax Act during December 2017 resulted in a provisional discrete net charge to Woodward’s income tax expense in the amount of $14,778, which was recorded in the first quarter of fiscal year 2018.  After adjustments to provisional amounts made throughout fiscal year 2018, the net impact of the enactment of the Tax Act was $10,860.  There were no provisional adjustments recorded to income tax expense related to the Tax Act in the three-months ended December 31, 2018.  Woodward finalized its assessment of the income tax effects of the Tax Act in the first quarter of fiscal year 2019.

Within the calculation of Woodward’s annual effective tax rate, Woodward has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions.  Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to Woodward’s U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax reform legislation could have a material impact on Woodward’s future income tax expense.  Additionally, Woodward anticipates the IRS will issue additional regulations related to the new Tax Act which may have an impact on Woodward’s future income tax expense.

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended
	December 31,
	2018	2017
Earnings before income taxes	$61,515	$37,487
Income tax expense	12,395	19,227
Effective tax rate	20.1%	51.3%

The decrease in the year-over-year effective tax rate for the three-months ended December 31, 2018 is primarily attributable to the one-time income tax expense resulting from the Tax Act recognized in the prior fiscal year quarter, and the reduction in the U.S. Federal income tax rate provided by the Tax Act.  Partially offsetting this decrease are U.S. foreign tax credits from the repatriation of foreign earnings and the resolution of tax matters, both of which favorably impacted the first quarter of fiscal year 2018 but did not repeat in the current quarter.  The decrease is further offset by an increase in the U.S. tax on estimated current year foreign earnings in the current quarter compared to the same quarter last year.  Finally, the increase in income tax expense attributable to the loss of the domestic production activities deduction in the current quarter was largely offset by a higher favorable adjustment for the net excess income tax benefits from stock-based compensation compared to the prior fiscal year quarter.

 Gross unrecognized tax benefits were $8,779 as of December 31, 2018, and $8,364 as of September 30, 2018.  Included in the balance of unrecognized tax benefits were $3,457 as of December 31, 2018 and $3,288 as of September 30, 2018 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward does not believe it is reasonably possible that the liability for unrecognized tax benefits will decrease in the next twelve months.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $302 as of December 31, 2018 and $279 as of September 30, 2018.

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

Defined contribution plans

Most of the Company’s U.S. employees are eligible to participate in the U.S. defined contribution plan.  The U.S. defined contribution plan allows employees to defer part of their annual income for income tax purposes into their personal 401(k) accounts.  The Company makes matching contributions to eligible employee accounts, which are also deferred for employee personal income tax purposes.  Certain non-U.S. employees are also eligible to participate in similar non-U.S. plans.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended
	December 31,
	2018	2017
Company costs	$8,371	$7,879

Defined benefit plans

Woodward has defined benefit plans that provide pension benefits for certain retired employees in the United States, the United Kingdom, Japan, and Germany.  Woodward also provides other postretirement benefits to its employees including postretirement medical benefits and life insurance benefits.  Postretirement medical benefits are provided to certain current and retired employees and their covered dependents and beneficiaries in the United States and the United Kingdom.  Life insurance benefits are provided to certain retirees in the United States under frozen plans, which are no longer available to current employees.  A September 30 measurement date is utilized to value plan assets and obligations for all of Woodward’s defined benefit pension and other postretirement benefit plans.

On October 26, 2018, the High Court of Justice in the United Kingdom (the “High Court”) issued a ruling (the “Court Ruling”) requiring defined benefit plan sponsors in the United Kingdom to equalize benefits payable to men and women under its United Kingdom defined benefit pension plans by amending those plans to increase the pension benefits payable to participants that accrued such benefits during the period from 1990 to 1997.  In the Court Ruling, the High Court also provided details on acceptable alternative methods of amending plans to equalize the pension benefits.  Woodward has initially concluded that Court Ruling is applicable to its defined benefit pension plan in the United Kingdom and will make the necessary plan amendments.  Based on its initial estimates, Woodward does not believe the Court Ruling represents a significant event requiring a remeasurement of its United Kingdom defined benefit pension plan’s obligation and assets as of December 31, 2018.

U.S. GAAP requires that, for obligations outstanding as of September 30, 2018, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a) subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended December 31,
	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Service cost	$363	$411	$512	$158	$875	$569
Interest cost	1,596	1,501	480	329	2,076	1,830
Expected return on plan assets	(2,996)	(2,904)	(662)	(686)	(3,658)	(3,590)
Amortization of:
Net actuarial loss	154	150	71	72	225	222
Prior service cost	177	177	-	-	177	177
Net periodic retirement pension (benefit) cost	$(706)	$(665)	$401	$(127)	$(305)	$(792)
Contributions paid	$-	$-	$554	$312	$554	$312

The components net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.  The interest cost component is include in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended
	December 31,
	2018	2017
Service cost	$1	$2
Interest cost	288	292
Amortization of:
Net actuarial loss	14	24
Prior service benefit	(1)	(40)
Curtailment gain	-	(330)
Net periodic other postretirement cost	$302	$(52)
Contributions paid	$373	$226

The components of net periodic other postretirement benefit costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.  The interest cost component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans.  As a result, the actual funding in fiscal year 2019 may differ from the current estimate.  Woodward estimates its remaining cash contributions in fiscal year 2019 will be as follows:

Retirement pension benefits:
United States	$-
United Kingdom	518
Japan	-
Germany	748
Other postretirement benefits	3,242

Multiemployer defined benefit plans

Woodward operates multiemployer defined benefit plans for certain employees in both the Netherlands and Japan.  The amounts of contributions associated with the multiemployer defined benefit plans were as follows:

	Three-Months Ended
	December 31,
	2018	2017
Company contributions	$77	$79

Note 20.  Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, Woodward’s board of directors terminated the Company’s prior stock repurchase program (the “Prior Repurchase Program”) and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019 (the “2017 Authorization”).  Woodward repurchased no common stock under the 2017 Authorization in the first quarter of fiscal years 2019 or 2018.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, Woodward’s board of directors delegated authority to administer the 2017 Plan to the compensation committee of the board (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  Under the 2017 Plan, there were approximately 608 shares of Woodward’s common stock available for future grants as of December 31, 2018.  On January 30, 2019, Woodward’s stockholders approved an additional 1,400 shares of Woodward’s common stock to be made available for future grants.

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

	Three-Months Ended
	December 31,
	2018			2017
Weighted-average exercise price per share	79.79			78.97
Weighted-average grant date market value of Woodward stock	79.79			78.97
Expected term (years)	6.5	-	8.7	6.4	-	8.7
Estimated volatility	25.7%	-	31.0%	30.3%	-	32.7%
Estimated dividend yield	0.7%	-	0.8%	0.6%
Risk-free interest rate	2.7%	-	3.1%	2.1%	-	2.3%

The following is a summary of the activity for stock option awards during the three-months ended December 31, 2018:

	Three-Months Ended
	December 31, 2018
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,611	$45.42
Options granted	674	79.79
Options exercised	(107)	31.48
Options forfeited	(5)	70.65
Options, ending balance	6,173	49.40

Changes in non-vested stock options during the three-months ended December 31, 2018 were as follows:

	Three-Months Ended
	December 31, 2018
	Number of options	Weighted-Average Grant Date Fair Value per Share
Non-vested options outstanding, beginning balance	1,988	$21.64
Options granted	674	24.59
Options vested	(795)	19.78
Options forfeited	(5)	23.87
Non-vested options outstanding, ending balance	1,862	23.50

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2018 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	6,173	$49.40	5.8	$160,762
Options vested and exercisable	4,310	40.19	4.6	147,826
Options vested and expected to vest	6,074	48.99	5.8	160,384

Restricted stock

In connection with Woodward’s acquisition of L’Orange, restricted stock units were granted to certain employees of L’Orange (at acquisition) and other current Woodward members in key management positions.  Each restricted stock unit entitles the holder to one share of the Company’s common stock upon vesting.  The restricted stock units were granted with a two-year vesting schedule and vest on the one and two-year anniversaries of the grant date at a rate of 50% per year.  The restricted stock units do not participate in dividends during the vesting period.  The fair value of restricted stock units granted were estimated using the closing price of Woodward common stock on the grant date.

A summary of the activity for restricted stock units for the three-months ended December 31, 2018:

	Three-Months Ended
	December 31, 2018
	Number	Fair Value per Share
Beginning balance	10	$82.71
Shares granted	-	n/a
Shares vested	-	n/a
Shares forfeited	-	n/a
Ending balance	10	82.71

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

At December 31, 2018, there was approximately $14,466 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

Note 22.  Segment information

Woodward serves the aerospace and industrial markets through its two reportable segments - Aerospace and Industrial.  When appropriate, Woodward’s reportable segments are aggregations of Woodward’s operating segments.  Woodward uses operating segment information internally to manage its business, including the assessment of operating segment performance and decisions for the allocation of resources between operating segments.  Woodward L’Orange has been included in Woodward’s Industrial segment results since the Closing.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended
	December 31,
	2018	2017
Segment external net sales:
Aerospace	$392,887	$305,905
Industrial	259,924	164,243
Total consolidated net sales	$652,811	$470,148
Segment earnings:
Aerospace	$72,854	$45,241
Industrial	29,169	19,781
Nonsegment expenses	(29,001)	(19,026)
Interest expense, net	(11,507)	(8,509)
Consolidated earnings before income taxes	$61,515	$37,487

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	December 31, 2018	September 30, 2018
Segment assets:
Aerospace	$1,810,447	$1,805,892
Industrial	1,645,415	1,642,462
Unallocated corporate property, plant and equipment, net	101,419	102,083
Other unallocated assets	303,255	240,212
Consolidated total assets	$3,860,536	$3,790,649

Note 23.  Subsequent event

On January 30, 2019, Woodward’s board of directors declared a quarterly cash dividend of $0.1625 per share, payable on March 5, 2019, to stockholders of record as of February 19, 2019.

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

•global economic uncertainty and instability in the financial markets, including as a result of any government shutdown and/or political instability;

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

OVERVIEW

New Accounting Policy

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all subsequently issued supplemental and/or clarifying ASUs related to ASU 2014-09 (collectively “ASC 606”) on October 1, 2018 and elected the modified retrospective transition method.  The results for periods prior to fiscal year 2019 were not adjusted for the new standard and the cumulative effect of the change in accounting of $28,927 was recognized as a net increase to retained earnings at the date of adoption.  Overall, we do not believe the impact of adoption of ASC 606 will be significant for the full fiscal year 2019.  However, we do believe that there will be quarterly variability in both sales and net earnings resulting from the adoption of ASC 606 as compared to the prior year amounts presented under the previous guidance.  The adoption of ASC 606 had no impact on our cash flows.

In the following discussion and analysis of the results of operations and liquidity, we compare the results for the three-months ended December 31, 2018, which were prepared under ASC 606, to the results for the three-months ended December 31, 2017, which were prepared under the previous guidance, ASC 605.  In instances where the change in accounting resulting from the adoption of ASC 606 is considered to be significant, we have identified the impact of ASC 606 on the current period results, which management believes improves comparability to the prior period results prepared under ASC 605.

The following table sets forth a comparison of select financial results as accounted for under both ASC 606 and ASC 605.  The financial results for the three-months ended December 31, 2018 are presented under the current guidance of ASC 606 and as if prepared under the previous guidance of ASC 605.  We believe this improves the comparability of the financial results between the periods presented.  The select financial results are presented on both an as reported basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and an as adjusted basis, which represent non-U.S. GAAP financial measures.  The as adjusted non-U.S. GAAP financial measures, which differ from the same financial measure under U.S. GAAP under ASC 606 and ASC 605, include adjusted net earnings, adjusted earnings per share, and adjusted industrial segment earnings.  A description of these measures as well as a reconciliation of these non-U.S.GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

	As reported (U.S. GAAP)			As adjusted (Non-U.S. GAAP)
	Three-Months Ended December 31,			Three-Months Ended December 31,
	2018		2017	2018		2017
	ASC 606	ASC 605	ASC 605	ASC 606	ASC 605	ASC 605
Net Sales:
Aerospace segment	$392,887	$372,665	$305,905	$392,887	$372,665	$305,905
Industrial segment	259,924	259,976	164,243	259,924	259,976	164,243
Total consolidated net sales	$652,811	$632,641	$470,148	$652,811	$632,641	$470,148
Earnings:
Aerospace segment	$72,854	$74,882	$45,241	$72,854	$74,882	$45,241
Segment earnings as a percent of segment sales	18.5%	20.1%	14.8%	18.5%	20.1%	14.8%
Industrial segment	$29,169	$30,509	$19,781	$38,680	$40,020	$19,781
Segment earnings as a percent of segment sales	11.2%	11.7%	12.0%	14.9%	15.4%	12.0%
Consolidated net earnings	$49,120	$51,800	$18,260	$61,646	$64,326	$33,038
Consolidated diluted earnings per share	$0.77	$0.81	$0.29	$0.96	$1.00	$0.52

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

Woodward L’Orange is a supplier of fuel injection systems for industrial diesel, heavy fuel oil and dual-fuel engines.  Woodward L’Orange supplies fuel injection technology for engines that power a wide range of industrial applications including marine power and propulsion systems, special-application off road vehicles, locomotives, oil and gas processing, and power generation.  Woodward L’Orange serves many large specialist diesel engine manufacturers, including Rolls-Royce Power Systems’ subsidiaries, MTU and Bergen Engines, and other low to high speed engine builders.  Woodward L’Orange has been integrated into the Company’s Industrial segment.

Financial information for Woodward L’Orange is reflected in our financial statements from the date of the Closing.  As a result of this acquisition, a comparison of results for the three-months ended December 31, 2018 to the three-months ended December 31, 2017 may not be particularly meaningful with regard to the performance of Woodward’s organic business.  References to “organic” sales relate to net sales of Woodward businesses excluding those attributable to Woodward L’Orange.

Operational Highlights

Net sales for the first quarter of fiscal year 2019 were $652,811, an increase of 38.9% from $470,148 for the prior year’s first quarter.  Net sales for the first quarter of fiscal year 2019 include additional net sales of $20,170 recognized under ASC 606 that would not have been recognized under the previous guidance.  Organic net sales for the first quarter of fiscal year 2019, which excludes $87,680 of net sales attributable to Woodward L’Orange, were $565,131, an increase of 20.2% compared to reported net sales for the first quarter of fiscal year 2018.  Organic net sales for the first quarter of fiscal year 2019 include additional net sales of $23,709 recognized under ASC 606 that would not have been recognized under the previous guidance.  Aerospace segment sales for the first quarter of fiscal year 2019 were up 28.4% to $392,887, compared to $305,905 for the first quarter of the prior fiscal year.  Aerospace segment sales for the first quarter of fiscal year 2019 include additional sales of $20,222 recognized under ASC 606 that would not have been recognized under the previous guidance.  Industrial segment sales for the first quarter of fiscal year 2019 were up 58.3% to $259,924, compared to $164,243 for the first quarter of the prior fiscal year.  Industrial segment sales for the first quarter of fiscal year 2019 were not significantly impacted by the adoption of ASC 606.  Organic Industrial segment sales, which excludes $87,680 of net sales attributable to Woodward L’Orange, were $172,244, up 4.9% compared to the first quarter of the prior year.  Organic Industrial segment sales for the first quarter of fiscal year 2019 include additional sales of $3,487 recognized under ASC 606 that would not have been recognized under the previous guidance.

Net earnings for the first quarter of fiscal year 2019 were $49,120, or $0.77 per diluted share, compared to $18,260, or $0.29 per diluted share, for the first quarter of fiscal year 2018.  Net earnings for the first quarter of fiscal year 2019 include a reduction in net earnings of $2,680, or $0.04 per diluted share, as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  Adjusted net earnings for the first quarter of fiscal year 2019 were $61,646, or adjusted earnings per share of $0.96 per diluted share, compared to $33,038, or $0.52 per diluted share, as adjusted, for the first quarter of fiscal year 2018.  Adjusted net earnings for the first quarter of fiscal year 2019 include a reduction in net earnings of $2,680, or $0.04 per diluted share, as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  The reduction in net earnings from additional revenue recognized under ASC 606 is a result of gross margin differences, net of tax, associated with the timing of sales under ASC 606 compared to those under the previous guidance.

The effective tax rate in the first quarter of fiscal year 2019 was 20.1%, compared to 51.3% for the first quarter of the prior fiscal year.  The prior fiscal year effective tax rate includes the impact of the changes in the U.S. federal tax law enacted in December 2017.

Earnings before interest and taxes (“EBIT”) for the first quarter of fiscal year 2019 were $73,022, an increase of 58.8% from $45,996 in the first quarter of fiscal year 2018.  EBIT for the first quarter of fiscal year 2019 includes a reduction in EBIT of $3,368 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of fiscal year 2019 were $111,663, up 66.5% from $67,066 for the first quarter of fiscal year 2018.  EBITDA for the first quarter of fiscal year 2019 includes a reduction in EBITDA of $3,368 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  Adjusted EBIT and adjusted EBITDA for the first quarter of fiscal year 2019 were $89,496 and $118,626, respectively.  Adjusted EBIT and adjusted EBITDA for the first quarter of fiscal year 2019 each include a reduction of $3,368 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.

 Aerospace segment earnings as a percent of segment net sales were 18.5% in the first quarter of fiscal year 2019, compared to 14.8% in the first quarter of the prior fiscal year.  Excluding the impact of the change in accounting following the adoption of ASC 606, Aerospace segment earnings as a percent of net sales were 20.1% in the first quarter of fiscal year 2019.  Industrial segment earnings as a percent of segment net sales were 11.2% in the first quarter of fiscal year 2019, compared to 12.0% in the first quarter of the prior fiscal year.  Excluding the impact of the change in accounting following the adoption of ASC 606, Industrial segment earnings as a percent of net sales were 11.7% in the first quarter of fiscal year 2019. Adjusted Industrial segment earnings as a percentage of segment net sales were 14.9% for the first quarter of fiscal year 2019.  Excluding the impact of the change in accounting following the adoption of ASC 606, adjusted Industrial segment earnings as a percent of net sales were 15.4% for the same period.

Adjusted net earnings, adjusted earnings per share, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, and adjusted Industrial segment earnings are non-U.S. GAAP financial measures.  A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Liquidity Highlights

Net cash provided by operating activities for the first quarter of fiscal year 2019 was $84,712, compared to cash used in operating activities of $2,533 for the first quarter of fiscal year 2018.  The increase in net cash provided by operating activities in the first quarter of fiscal year 2019 compared to the prior year first quarter is primarily attributable to the timing of payments, which resulted in lower cash payments for accounts payable in the first quarter of fiscal year 2019 compared to the same quarter last year.

For the first quarter of fiscal year 2019, free cash flow, which we define as net cash flows from operating activities less payments for property, plant and equipment, was $53,366, compared to an outflow of $30,983 for the first quarter of fiscal year 2018.  (A reconciliation of free cash flow, a non-U.S. GAAP financial measure, to the closest U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

At December 31, 2018, we held $71,634 in cash and cash equivalents, and had total outstanding debt of $1,184,872 with additional borrowing availability of $677,241, net of outstanding letters of credit, under our revolving credit agreement.  At December 31, 2018, we had additional borrowing capacity of $7,531 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended
	December 31, 2018	% of Net Sales	December 31, 2017	% of Net Sales
Net sales	$652,811	100%	$470,148	100%
Costs and expenses:
Cost of goods sold	492,174	75.4	347,627	73.9
Selling, general, and administrative expenses	51,927	8.0	46,459	9.9
Research and development costs	38,867	6.0	34,786	7.4
Interest expense	11,878	1.8	8,872	1.9
Interest income	(371)	(0.1)	(363)	(0.1)
Other expense (income), net	(3,179)	(0.5)	(4,720)	(1.0)
Total costs and expenses	591,296	90.6	432,661	92.0
Earnings before income taxes	61,515	9.4	37,487	8.0
Income tax expense	12,395	1.9	19,227	4.1
Net earnings	$49,120	7.5	$18,260	3.9

Other select financial data:

	December 31,	September 30,
	2018	2018
Working capital	$550,510	$523,619
Short-term borrowings	160,000	153,635
Total debt	1,184,872	1,246,032
Total stockholders' equity	1,630,867	1,538,104

Net Sales

Consolidated net sales for the first quarter of fiscal year 2019 increased by $182,663, or 38.9%, compared to the same period of fiscal year 2018.  Net sales for the first quarter of fiscal year 2019 include additional net sales of $20,170 recognized under ASC 606 that would not have been recognized under the previous guidance.  Net sales for the first quarter of fiscal year 2019 under ASC 606 were increased primarily as a result of customer provided inventory required to be included in net sales (“noncash consideration”).  Organic consolidated net sales for the first quarter of fiscal year 2019, which excludes $87,680 of net sales attributable to Woodward L’Orange, increased by 20.2%, compared to the same period of fiscal year 2018.  Organic net sales for the first quarter of fiscal year 2019 include additional net sales of $23,709 recognized under ASC 606 that would not have been recognized under the previous guidance.  Details of the changes in consolidated net sales are as follows:

Three-Month Period
Consolidated net sales for the period ended December 31, 2017	$470,148
Aerospace volume	68,955
Industrial volume	12,914
L'Orange acquisition	87,680
Noncash consideration	17,057
Effects of changes in price and sales mix	780
Effects of changes in foreign currency rates	(4,723)
Consolidated net sales for the period ended December 31, 2018	$652,811

The increase in net sales for the first quarter of fiscal year 2019 is primarily attributable to increased commercial and defense original equipment manufacturer (“OEM”) and commercial and defense aftermarket sales in the Aerospace segment.  In the Industrial segment, the increase in organic net sales volumes is primarily attributable to increased sales in our engine business and stabilization in the industrial gas turbine business.

Costs and Expenses

Cost of goods sold increased by $144,547 to $492,174, or 75.4% of net sales, for the first quarter fiscal year 2019, from $347,627, or 73.9% of net sales, for the first quarter of fiscal year 2018.  The increase in cost of goods sold in the first quarter of fiscal year 2019 as compared to fiscal year 2018 is primarily attributable to higher sales volume, additional costs of goods sold attributable to Woodward L’Orange sales, additional costs of goods sold attributable to noncash consideration from customer supplied inventory recognized under ASC 606, and higher manufacturing costs related to increased capacity expansion costs to support increased production levels.  The increase was partially offset by savings from cost reduction initiatives in our Industrial segment.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 24.6% for the first quarter of fiscal year 2019, compared to 26.1% for the first quarter of fiscal year 2018.  The decrease in gross margin is primarily attributable to the amortization of the acquired Woodward L’Orange backlog intangible asset, which is recognized as a noncash increase to cost of goods sold, higher manufacturing costs related to increased capacity expansion costs to support increased production levels, and the impact of noncash consideration recognized under ASC 606.  As the inventory recognized as net sales under a noncash consideration transaction is reflected in cost of goods sold at an amount equal to the sales value, there is no corresponding gross margin realized on the sale.  These negative impacts to gross margin more than offset the favorable impact of increased sales volume in both our Aerospace and Industrial segments.

Selling, general and administrative expenses increased by $5,468, or 11.8%, to $51,927 for the first quarter of fiscal year 2019, as compared to $46,459 for the first quarter of fiscal year 2018.  The increase in selling, general, and administrative expenses for the first quarter of fiscal year 2019 is primarily attributable to Woodward L’Orange selling, general and administrative expenses.  Selling, general, and administrative expenses as a percentage of net sales decreased to 8.0% for the first quarter of fiscal year 2019 as compared to 9.9% for the first quarter of fiscal year 2018.

Research and development costs increased by $4,081, or 11.7%, to $38,867 for the first quarter of fiscal year 2019, as compared to $34,786 for the first quarter of fiscal year 2018.  Research and development costs as a percentage of net sales decreased to 6.0% for the first quarter of fiscal year 2019, as compared to 7.4% for the first quarter of fiscal year 2018.

Research and development costs in the first quarter of fiscal year 2019 were higher primarily due to research and development costs attributable to Woodward L’Orange.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Interest expense increased to $11,878, or 1.8% of net sales, for the first quarter of fiscal year 2019, compared to $8,872, or 1.9% of net sales, for the first quarter of fiscal year 2018.  The increase in interest expense in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018 is due to the additional interest expense associated with the financing of the L’Orange Acquisition.  Related to the acquisition, in the third quarter of fiscal year 2018 we issued an aggregate principal amount of $400,000 of senior unsecured notes in a series of private placement transactions and borrowed $167,420 under our revolving credit agreement to fund the acquisition.

Income taxes were provided at an effective rate on earnings before income taxes of 20.1% for the first quarter of fiscal year 2019, compared to 51.3% for the first quarter of fiscal year 2018.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

		Three-Month
		Period
Effective tax rate for the period ended December 31, 2017		51.3%
Current year effect of U.S. federal corporate rate reduction		(4.7)
Impact of the Tax Act:
Effect of U.S. federal corporate rate reduction on net U.S. deferred tax liability	43.8
Transition tax	(69.4)
Increased deferred tax liability associated with anticipated repatriation taxes	(13.0)
Net impact of enactment of the Tax Act		(38.6)

Taxes on international activities		6.4
Research and experimentation credit		0.3
State and local taxes		0.3
Adjustment of prior period tax items		4.9
Net excess income tax benefit from stock-based compensation		(1.1)
Domestic production activities deduction		1.4
Other		(0.1)
Effective tax rate for the period ended December 31, 2018		20.1%

The decrease in the year-over-year effective tax rate for the three-months ended December 31, 2018 is primarily attributable to the one-time income tax expense resulting from the enactment of “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal year 2018” (the “Tax Act”) (also known as “The Tax Cuts and Jobs Act”) recognized in the prior fiscal year quarter, and the reduction in the U.S. Federal income tax rate provided by the Tax Act.  Partially offsetting this decrease are U.S. foreign tax credits from the repatriation of foreign earnings and the resolution of tax matters, both of which favorably impacted the first quarter of fiscal year 2018 but did not repeat in the current quarter.  The decrease is further offset by an increase in the U.S. tax on estimated current year foreign earnings in the current quarter compared to the same quarter last year.  Finally, the increase in income tax expense attributable to the loss of the domestic production activities deduction in the current quarter was largely offset by a higher favorable adjustment for the net excess income tax benefits from stock-based compensation compared to the prior fiscal year quarter.

Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the Securities and Exchange Commission, the Financial Accounting Standards Board (“FASB”) and/or various other taxing jurisdictions.  Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax reform legislation could have a material impact on our future U.S. tax expense.  Additionally, Woodward expects the IRS will issue additional regulations related to the Tax Act which may have an impact on Woodward’s future income tax expense.

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

Segment Results

The following table presents sales by segment:

	Three-Months Ended December 31,
	2018		2017
Net sales:
Aerospace	$392,887	60.2%	$305,905	65.1%
Industrial	259,924	39.8	164,243	34.9
Consolidated net sales	$652,811	100.0%	$470,148	100.0%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended December 31,
	2018	2017
Aerospace	$72,854	$45,241
Industrial	29,169	19,781
Nonsegment expenses	(29,001)	(19,026)
Interest expense, net	(11,507)	(8,509)
Consolidated earnings before income taxes	61,515	37,487
Income tax expense	(12,395)	(19,227)
Consolidated net earnings	$49,120	$18,260

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended December 31,
	2018	2017
Aerospace	18.5%	14.8%
Industrial	11.2%	12.0%

Aerospace

Aerospace segment net sales were $392,887 for the first quarter of fiscal year 2019, up 28.4% compared to $305,905 for the first quarter of fiscal year 2018.  Aerospace segment sales for the first quarter of fiscal year 2019 include additional net sales of $20,222 recognized under ASC 606 that would not have been recognized under the previous guidance. The remaining increase in segment net sales for the first quarter of fiscal year 2019, as compared to the first quarter of fiscal year 2018, was driven by increased sales volume across commercial and military OEM and aftermarket programs as a result of continued momentum in next generation aircraft production, higher defense spending, and increased aircraft utilization.

Commercial OEM sales were up in the first quarter of fiscal year 2019 as compared to the first quarter of fiscal year 2018, driven by production of next generation commercial aircraft on which we have increased content.

Commercial aftermarket sales increased significantly in the first quarter of fiscal year 2019 as compared to the first quarter of fiscal year 2018, benefitting from both the increased utilization of existing fleets and the initial provisioning for new platforms.

U.S. government funds continue to be prioritized for defense platforms on which we have content.  Defense OEM sales increased in the first quarter of fiscal year 2019 compared to the same quarter of fiscal year 2018, driven primarily by continued strong demand for smart weapons, as well as growing international demand for various other military programs.  Sales of fixed wing platforms continued to improve compared to the first quarter of the prior year.  Defense aftermarket sales increased in the first quarter of fiscal year 2019 as compared to the first quarter of fiscal year 2018, reflecting variability in the timing of continued maintenance needs and upgrade programs.

Aerospace segment earnings increased by $27,613, or 61.0%, to $72,854 for the first quarter of fiscal year 2019, compared to $45,241 for the first quarter of fiscal year 2018.  Aerospace segment earnings for the first quarter of fiscal year 2019 include a reduction in segment earnings of $2,028 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  The reduction in Aerospace segment earnings from additional revenue recognized under ASC 606 is a result of gross margin differences associated with the timing of sales under ASC 606 compared to those under the previous guidance.

The net increase in Aerospace segment earnings for the first quarter of fiscal year 2019 was due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2017	$45,241
Sales volume	33,809
Price, sales mix and productivity	(4,057)
Production capacity expansion costs	(1,790)
Other, net	(349)
Earnings for the period ended December 31, 2018	$72,854

Aerospace segment earnings as a percentage of segment net sales were 18.5% for the first quarter of fiscal year 2019.  Excluding the impact of the change in accounting following the adoption of ASC 606, Aerospace segment earnings as a percent of net sales were 20.1%, compared to 14.8% for the first quarter of fiscal year 2018.  Aerospace segment earnings in the first quarter of fiscal year 2019 benefitted from higher sales volume, which was partially offset by unfavorable product sales mix and higher manufacturing costs related to increased capacity expansion costs to support increased production levels.

Industrial

Industrial segment net sales increased by $95,681, or 58.3%, to $259,924 for the first quarter of fiscal year 2019, compared to $164,243 for the first quarter of fiscal year 2018.  Foreign currency exchange rates had an unfavorable impact on segment net sales of $4,335 for the first quarter of fiscal year 2019.  Industrial segment sales for the first quarter of fiscal year 2019 were not significantly impacted by the adoption of ASC 606. Organic Industrial segment net sales, which excludes $87,680 of net sales attributable to Woodward L’Orange, were $172,244 for the first quarter of fiscal year 2019, an increase of 4.9% compared to the first quarter of fiscal year 2018.  Organic Industrial segment sales for the first quarter of fiscal year 2019 include additional sales of $3,487 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.

The increase in organic Industrial segment net sales in the first quarter of fiscal year 2019 was primarily due to improvement in engine sales and stabilization of industrial gas turbine sales,  partially offset by declines in renewables sales.  The sales increase in our engine business was driven primarily by sales of fuel systems for compressed natural gas (“CNG”) trucks in Asia.  As the Chinese government continues to encourage natural gas usage under its initiative on air quality improvement, we expect the market demand for natural gas trucks to increase both in total and as a percentage of total trucks sold.  While the industrial gas turbine business remains uncertain, our sales in the quarter benefitted from inventory levels stabilizing in the market and increased Woodward content on the newer industrial gas turbines.

Our renewables business has been unfavorably impacted by platform transitions by some of our customers to wind turbines with less Woodward content and the shift from government subsidies to auction-based schemes, which have driven down market pricing and intensified competition.

Industrial segment earnings increased by $9,388, or 47.5%, to $29,169 for the first quarter of fiscal year 2019, compared to $19,781 for the first quarter of fiscal year 2018.  Adjusted Industrial segment earnings, which exclude certain purchase accounting impacts related to the L’Orange Acquisition, were $38,680, an increase of 95.5% compared to the first quarter of fiscal year 2018.  Both Industrial segment earnings and adjusted Industrial segment earnings for the first quarter of fiscal year 2019 include a reduction in segment earnings of $1,340 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.    The reduction in Industrial segment earnings and adjusted Industrial segment earnings from additional revenue recognized under ASC 606 is a result of gross margin differences associated with the timing of sales under ASC 606 compared to those under the previous guidance.

The net increase in Industrial segment earnings for the first quarter of fiscal year 2019 was due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2017	$19,781
Sales volume	4,243
Price, sales mix and productivity	1,776
Impact of L'Orange Acquisition	10,602
Effects of changes in foreign currency rates	(1,030)
Other, net	(6,203)
Earnings for the period ended December 31, 2018	$29,169

Industrial segment earnings as a percentage of segment net sales were 11.2% for the first quarter of fiscal year 2019.  Excluding the impact of the change in accounting following the adoption of ASC 606, Industrial segment earnings as a percent of net sales were 11.7%, compared to 12.0% for the first quarter of fiscal year 2018.  Adjusted Industrial segment earnings as a percentage of segment net sales were 14.9% for the first quarter of fiscal year 2019.  Excluding the impact of the change in accounting following the adoption of ASC 606, adjusted Industrial segment earnings as a percent of net sales were 15.4%.  The increase in Industrial segment earnings in the first quarter of fiscal year 2019 was primarily due to earnings attributable to Woodward L’Orange and higher organic sales volume.

Nonsegment expenses

Nonsegment expenses increased to $29,001 for the first quarter of fiscal year 2019, compared to $19,026 for the first quarter of fiscal year 2018.  The increase in nonsegment expenses in the first quarter of fiscal year 2019 as compared to the first quarter of fiscal year 2018 is primarily due to move costs associated with the relocation of our Duarte, California operations to our newly renovated Drake campus in Fort Collins, Colorado (“Duarte move related costs”) of $6,963 recognized in the first quarter of fiscal year 2019.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our working capital needs, as well as capital expenditures, product development and other liquidity requirements associated with our operations, with cash flow provided by operating activities and borrowings under our credit facilities.  Historically, we have also issued debt to supplement our cash needs, repay our other indebtedness, or finance our acquisitions.  We expect that cash generated from our operating activities, together with borrowings under our revolving credit facility and other borrowing capacity, will be sufficient to fund our continuing operating needs, including capital expansion funding for the foreseeable future.  The adoption of ASC 606 does not impact cash flow from operations nor free cash flow.

Our aggregate cash and cash equivalents were $71,634 at December 31, 2018 and $83,594 at September 30, 2018, and our working capital was $550,510 at December 31, 2018 and $523,619 at September 30, 2018.  Of the cash and cash equivalents held at December 31, 2018, $69,434 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.  The additional uncertainty associated with the Tax Act increases the impracticality of determining this income tax liability.

We do not believe the one-time repatriation tax on deferred foreign income resulting from the Tax Act, which is expected to be paid over an eight year period beginning in January 2019, will have a significant impact on our cash flows in any individual fiscal year.

Consistent with common business practice in China, our Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft.  The issuing financial institution is the obligor, not our customers.  Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance.  We had bankers’ acceptance notes of $40,542 at December 31, 2018 and $23,191 at September 30, 2018 recorded as non-customer accounts receivable in our Condensed Consolidated Balance Sheets.  We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy and to which the credit risks associated with the bankers’ acceptance notes are believed to be low.

Our revolving credit facility matures in April 2020 and provides a borrowing capacity of up to $1,000,000 with the option to increase total available borrowings to up to $1,200,000, subject to lenders’ participation.  We can borrow against our revolving credit facility as long as we are in compliance with all of our debt covenants.  Borrowings under the revolving credit facility can be made in U.S dollars or in foreign currencies other than the U.S. dollar provided that the U.S dollar equivalent of any foreign currency borrowings and U.S. dollar borrowings does not, in total, exceed the borrowing capacity of the revolving credit facility.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our common stock, payments of dividends, acquisitions, and facility expansions.

In addition to our revolving credit facility, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions.  These foreign credit facilities are reviewed annually for renewal.  We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis.  For further discussion of our revolving credit facility and our other credit facilities, see Note 14, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At December 31, 2018, we had total outstanding debt of $1,184,872 consisting primarily of amounts borrowed under our revolving credit facility and various series of unsecured notes due between 2019 and 2033, with additional borrowing availability of $677,241 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,531 under various foreign credit facilities.

At December 31, 2018, we had $311,481 of borrowings outstanding under our revolving credit facility, $160,000 of which was classified as short-term borrowings based on our intent and ability to pay this amount in the next twelve months.  Of these borrowings, as of December 31, 2018, $273,700 is denominated in U.S. dollars and €33,000 is denominated in Euro.  Revolving credit facility and short-term borrowing activity during the three-months ended December 31, 2018 were as follows:

Maximum daily balance during the period	$449,802
Average daily balance during the period	$396,134
Weighted average interest rate on average daily balance	3.60%

We believe we were in compliance with all our debt covenants as of December 31, 2018.  See Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent Form 10-K, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

In fiscal year 2018, we entered into the L’Orange Agreement.  Pursuant to the L’Orange Agreement, we agreed to acquire all of the outstanding shares of stock of L’Orange.  We completed the acquisition of L’Orange on June 1, 2018, for total consideration (including cash consideration and the assumption of certain liabilities) of €700,000, or approximately $811,000.  The cash consideration was financed through the use of cash on hand, the issuance of senior unsecured notes and $167,420 borrowed under our existing revolving credit facility.  In connection with these borrowings, the Company entered into cross currency swap transactions, which effectively lowered the interest rate on each tranche of the senior unsecured notes, and the borrowings under the existing revolving credit agreement (see Note 8, Derivative instruments and hedging activities in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for more information).

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

Associated with the relocation of our Duarte operations to our Drake campus, we have identified assets held for sale with a carrying value of $8,097 at December 31, 2018, which relate to the land, building and building improvements, and other assets at the Duarte facility.  Based on current market conditions, we expect to record a gain on the eventual sale of these assets.  The carrying value of the remaining assets at the Duarte facility was approximately $11,980 as of December 31, 2018.

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

Cash Flows

	Three-Months Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$84,712	$(2,533)
Net cash used in investing activities	(32,017)	(29,109)
Net cash (used in) provided by financing activities	(63,927)	27,327
Effect of exchange rate changes on cash and cash equivalents	(728)	2,542
Net change in cash and cash equivalents	(11,960)	(1,773)
Cash and cash equivalents at beginning of year	83,594	87,552
Cash and cash equivalents, including restricted cash, at end of period	$71,634	$85,779

Net cash flows provided by operating activities for the first quarter of fiscal year 2019 was $84,712, compared to net cash flows used in operating activities of $2,533 for the first quarter of fiscal year 2018.  The increase in cash flows from operating activities in the first quarter of fiscal year 2019 compared to the prior fiscal year is primarily attributable to increased earnings and the timing of payments, which resulted in lower cash payments for accounts payable in the first quarter of fiscal year 2019, compared to the same quarter last year.

Net cash flows used in investing activities for the first quarter of fiscal year 2019 was $32,017, compared to $29,109 in the first quarter of fiscal year 2018.  The increase in cash used in investing activities in the first quarter of fiscal year 2019 compared to the first quarter of the prior fiscal year is primarily due to increased payments for capital expenditures.  Payments for property, plant and equipment increased by $2,896 from $28,450 in the first quarter of fiscal year 2018 to $31,346 in the first quarter of this year primarily due to new equipment purchases and renovations at our Drake campus in Fort Collins, Colorado and equipment purchases for our second campus in the greater-Rockford, Illinois area.

Net cash flows used in financing activities for the first quarter of fiscal year 2019 was $63,927, compared to cash provided by financing activities of $27,327 in the first quarter of fiscal year 2018.  During the first quarter of fiscal year 2019, we had net debt payments in the amount of $58,503, compared to net debt borrowings in the amount of $33,594 in the first quarter of fiscal year 2018.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating and capital leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the three-months ended December 31, 2018.

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

Organic net sales and organic Industrial net sales

The Company presents certain sales measures excluding Woodward L’Orange net sales, which it refers to as “organic,” to show the changes to Woodward’s historical business.  Management believes this improves comparability to the Company’s performance prior to the L’Orange Acquisition, which occurred in June 2018.

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) Duarte move related costs, (ii) the purchase accounting impact related to the amortization of the Woodward L’Orange backlog intangible, and (iii) the transition impacts of the change in U.S. federal tax legislation in December 2017.  The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing.  Management uses adjusted net earnings in evaluating the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period.  Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period.  Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the three-months ended December 31, 2018 and December 31, 2017 is shown in the table below.

	Three-Months Ended December 31,
	2018		2017
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$49,120	$0.77	$18,260	$0.29
Non-U.S. GAAP adjustments:
Duarte move related costs, net of tax	5,294	0.08	-	-
Purchase accounting impact, net of tax[1]	7,232	0.11	-	-
Non-U.S. GAAP adjustments	12,526	0.19	-	-
Impact of recent changes to U.S. tax law	-	-	14,778	0.23
Total Non-U.S. GAAP adjustments	12,526	0.19	14,778	0.23
Adjusted net earnings (Non-U.S. GAAP)	$61,646	$0.96	$33,038	$0.52

(1)	The purchase accounting impact related to the amortization of the Woodward L’Orange backlog intangible, net of tax.

Adjusted Industrial segment earnings is defined by the Company as Industrial segment earnings excluding the purchase accounting impacts related to the amortization of the Woodward L’Orange backlog intangible.  The Company believes that these purchase accounting impacts are short-term in nature, not related to the ongoing operations of the Industrial segment business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward’s Industrial segment is performing.

The reconciliation of Industrial segment earnings to adjusted Industrial segment earnings for the three-months ended December 31, 2018 is shown in the table below.  Adjusted Industrial segment earnings for the three-months ended December 31, 2017 are not shown, as there were no comparable adjustments to U.S. GAAP Industrial segment earnings in the period.

Three-Months Ended
December 31, 2018
Industrial segment earnings (U.S. GAAP)	$29,169
Purchase accounting impacts[1]	9,511
Adjusted Industrial segment earnings (Non-U.S. GAAP)	$38,680

(1)	The purchase accounting impact related to the amortization of the Woodward L’Orange backlog intangible.

Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements may not fluctuate with operating results.  Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios.  Securities analysts, investors and others frequently use EBIT and EBITDA in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets subject to amortization.  The Company believes that EBIT and EBITDA are useful measures to the investor when measuring operating performance as they eliminate the impact of financing and tax expenses, which are non-operating expenses and may be driven by factors outside of our operations, such as changes in tax laws or regulations, and, in the case of EBITDA, the noncash charges associated with depreciation and amortization.  Further, as interest from financing, income taxes, depreciation and amortization can vary dramatically between companies and between periods, management believes that the removal of these items can improve comparability.

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) Duarte move related costs, and (ii) the purchase accounting impacts related to the amortization of the Woodward L’Orange backlog intangible.  As these charges are infrequent or unusual charges that can be variable from period to period and may not fluctuate with operating results, management believes that by removing these charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT for the three-months ended December 31, 2018 and December 31, 2017 were as follows:

	Three-Months Ended December 31,
	2018	2017
Net earnings (U.S. GAAP)	$49,120	$18,260
Income tax expense	12,395	19,227
Interest expense	11,878	8,872
Interest income	(371)	(363)
EBIT (Non-U.S. GAAP)	73,022	45,996
Non-U.S. GAAP adjustments:
Duarte move related costs	6,963	-
Purchase accounting impacts[1]	9,511	-
Total non-U.S. GAAP adjustments	16,474	-
Adjusted EBIT (Non-U.S. GAAP)	$89,496	$45,996

(1)	The purchase accounting impacts relate to the amortization of the Woodward L’Orange backlog intangible.

EBITDA and adjusted EBITDA for the three-months ended December 31, 2018 and December 31, 2017 were as follows:

	Three-Months Ended December 31,
	2018	2017
Net earnings (U.S. GAAP)	$49,120	$18,260
Income tax expense	12,395	19,227
Interest expense	11,878	8,872
Interest income	(371)	(363)
Amortization of intangible assets	17,472	6,243
Depreciation expense	21,169	14,827
EBITDA (Non-U.S. GAAP)	111,663	67,066
Non-U.S. GAAP adjustments:
Duarte move related costs	6,963	-
Total non-U.S. GAAP adjustments	6,963	-
Adjusted EBITDA (Non-U.S. GAAP)	$118,626	$67,066

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

Free cash flow for the three-months ended December 31, 2018 and December 31, 2017 were as follows:

	Three-Months Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities (U.S. GAAP)	$84,712	$(2,533)
Payments for property, plant and equipment	(31,346)	(28,450)
Free cash flow (Non-U.S. GAAP)	$53,366	$(30,983)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.  Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in our most recent Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.  Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K, include the discussion of estimates used for revenue recognition, purchase accounting, inventory valuation, depreciation and amortization, reviews for impairment of goodwill, postretirement benefit obligations, and our provision for income taxes.  Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.

Effective October 1, 2018, Woodward adopted the new revenue recognition guidance of ASC 606.  For discussion of the impacts of the adoption of ASC Topic 606 on our revenue recognition policy and related critical accounting estimates, see Note 3, Revenue, to the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.  Other than the changes to our revenue recognition policy and related critical accounting estimates, the critical accounting policies and estimates that were disclosed in our most recent Form 10-K have not materially changed since the date our most recent Form 10-K was filed with the SEC.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Item 4.Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Thomas A. Gendron, Chairman of the Board, Chief Executive Officer and President) and Principal Financial and Accounting Officer (Robert F. Weber, Jr., Vice Chairman and Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of December 31, 2018.

During the quarterly period ended December 31, 2018, we adopted the new revenue recognition guidance of ASC 606.    We designed new business policies and procedures, modified existing information systems to assist in the adoption and ongoing application of the new guidance, implemented a new revenue recognition module to supplement and interface with our existing information systems, provided training, and designed and applied new internal controls related to impacted information systems and disclosures.  There have not been any other significant changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2018, we acquired L’Orange as discussed in Note 5, Business acquisition, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  We considered the results of our pre-acquisition due diligence activities and the continuation by Woodward L’Orange of its established internal controls over financial reporting as part of our overall evaluation of disclosure controls and procedures as of December 31, 2018.  The objectives of Woodward L’Orange’s established internal controls over financial reporting is consistent, in all material respects, with Woodward’s objectives.  We are in the process of completing a more comprehensive review of Woodward L’Orange’s internal control over financial reporting, and will be implementing changes to better align its reporting and controls with the rest of Woodward.  As a result of the timing of the acquisition and the changes that are anticipated to be made, and in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses, we excluded Woodward L’Orange from the September 30, 2018 assessment of Woodward’s internal controls over financial reporting.  Woodward L’Orange accounted for approximately 47% and 26% of Woodward’s net assets and total assets, respectively, at December 31, 2018, and 13% of Woodward’s total net sales for the three-months ended December 31, 2018.  Results for the three-months ended December 31, 2017 did not include Woodward L’Orange sales.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2018 through October 31, 2018 (2)	298	$73.64	-	$428,803
November 1, 2018 through November 30, 2018 (2)	6,800	83.68	-	428,803
December 1, 2018 through December 31, 2018 (2)	-	-	-	428,803

(1)

In November 2016, our board of directors approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 298 shares of common stock were acquired in October 2018 and 6,457 shares of common stock were acquired in November 2018, on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock.  In addition, 343 shares of common stock were acquired in November 2018 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
†*	10.1	Jonathan W. Thayer employment offer letter, dated November 8, 2018
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: February 8, 2019	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: February 8, 2019	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)