Form 10-Q
period 2019-03-31
Woodward, Inc.
filed 2019-05-08
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-08408
WOODWARD, INC.
(Exact name of registrant as specified in its charter)
Delaware	36-1984010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1081 Woodward Way, Fort Collins, Colorado	80524
(Address of principal executive offices)	(Zip Code)
(970) 482-5811
(Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001455 per share	WWD	NASDAQ Global Select Market

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

Yes ☐ No ☒

As of May 3, 2019, 62,116,558 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net sales	$758,844	$548,249	$1,411,655	$1,018,397
Costs and expenses:
Cost of goods sold	566,841	402,159	1,059,015	749,786
Selling, general and administrative expenses	54,857	39,755	106,784	86,214
Research and development costs	43,831	37,169	82,698	71,955
Restructuring charges	-	17,013	-	17,013
Interest expense	11,480	8,823	23,358	17,695
Interest income	(294)	(471)	(665)	(834)
Other (income) expense, net (Note 17)	(8,039)	(4,846)	(11,218)	(9,566)
Total costs and expenses	668,676	499,602	1,259,972	932,263
Earnings before income taxes	90,168	48,647	151,683	86,134
Income tax expense	12,589	10,158	24,984	29,385
Net earnings	$77,579	$38,489	$126,699	$56,749

Earnings per share (Note 4):
Basic earnings per share	$1.25	$0.63	$2.04	$0.93
Diluted earnings per share	$1.20	$0.60	$1.97	$0.89

Weighted Average Common Shares Outstanding (Note 4):
Basic	62,175	61,401	61,995	61,323
Diluted	64,564	63,750	64,307	63,730

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net earnings	$77,579	$38,489	$126,699	$56,749

Other comprehensive earnings:
Foreign currency translation adjustments	323	9,584	(1,411)	14,687
Net (loss) gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 8)	925	(1,268)	1,574	(2,011)
Taxes on changes in foreign currency translation adjustments	(280)	(450)	103	(263)
Foreign currency translation and transactions adjustments, net of tax	968	7,866	266	12,413

Unrealized gain on fair value adjustment of derivative instruments (Note 8)	9,609	-	28,172	-
Reclassification of net realized gains on derivatives to earnings (Note 8)	(10,895)	(18)	(18,721)	(36)
Taxes on changes in derivative transactions	32	6	(176)	13
Derivative adjustments, net of tax	(1,254)	(12)	9,275	(23)

Curtailment of postretirement benefit plan arising during the period	-	-	-	59

Amortization of pension and other postretirement plan:
Net prior service cost	176	139	352	276
Net loss	242	248	481	494
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	(301)	(583)	2	(682)
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	6	60	(203)	(72)
Pension and other postretirement benefit plan adjustments, net of tax	123	(136)	632	75
Total comprehensive earnings	$77,416	$46,207	$136,872	$69,214

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0 and $3,635, respectively	$65,303	$83,594
Accounts receivable, less allowance for uncollectible amounts of $4,033 and $3,938, respectively	592,336	432,003
Inventories	534,320	549,596
Income taxes receivable	13,968	6,397
Other current assets	38,165	43,207
Total current assets	1,244,092	1,114,797
Property, plant and equipment, net	1,064,388	1,060,005
Goodwill	804,461	813,250
Intangible assets, net	646,094	700,883
Deferred income tax assets	15,194	16,570
Other assets	191,720	85,144
Total assets	$3,965,949	$3,790,649
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$160,000	$153,635
Accounts payable	259,665	226,285
Income taxes payable	18,361	16,745
Accrued liabilities	204,586	194,513
Total current liabilities	642,612	591,178
Long-term debt, less current portion	1,000,468	1,092,397
Deferred income tax liabilities	162,831	170,915
Other liabilities	467,187	398,055
Total liabilities	2,273,098	2,252,545
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	204,892	185,705
Accumulated other comprehensive losses	(64,811)	(74,942)
Deferred compensation	8,876	8,431
Retained earnings	2,102,350	1,966,643
	2,251,413	2,085,943
Treasury stock at cost, 10,757 shares and 11,203 shares, respectively	(549,686)	(539,408)
Treasury stock held for deferred compensation, at cost, 206 shares and 202 shares, respectively	(8,876)	(8,431)
Total stockholders' equity	1,692,851	1,538,104
Total liabilities and stockholders' equity	$3,965,949	$3,790,649

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended March 31,
	2019	2018

Net cash provided by operating activities	$140,954	$56,718

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(54,341)	(58,478)
Proceeds from sale of assets	271	1,198
Proceeds from sales of short-term investments	10,259	8,970
Payments for purchases of short-term investments	(970)	(808)
Net cash used in investing activities	(44,781)	(49,118)

Cash flows from financing activities:
Cash dividends paid	(18,914)	(16,422)
Proceeds from sales of treasury stock	24,150	3,560
Payments for repurchases of common stock	(39,049)	-
Borrowings on revolving lines of credit and short-term borrowings	865,617	809,680
Payments on revolving lines of credit and short-term borrowings	(844,262)	(800,350)
Payments of long-term debt and capital lease obligations	(100,265)	(210)
Net cash used in financing activities	(112,723)	(3,742)
Effect of exchange rate changes on cash and cash equivalents	(1,741)	8,737
Net change in cash and cash equivalents	(18,291)	12,595
Cash and cash equivalents at beginning of year	83,594	87,552
Cash and cash equivalents, including restricted cash, at end of period	$65,303	$100,147

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of January 1, 2018	-	72,960	(11,706)	(200)	$106	$176,473	$(22,733)	$124	$(25,830)	$(48,439)	$8,173	$1,830,872	$(558,466)	$(8,173)	$1,400,546
Net earnings	-	-	-	-	-	-	-	-	-	-	-	38,489	-	-	38,489
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	-	7,866	(12)	(136)	7,718	-	-	-	-	7,718
Cash dividends paid ($0.1425 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,766)	-	-	(8,766)
Sales of treasury stock	-	-	64	-	-	(43)	-	-	-	-	-	-	2,214	-	2,171
Common shares issued from treasury stock for benefit plans	-	-	202	-	-	7,157	-	-	-	-	-	-	7,584	-	14,741
Stock-based compensation	-	-	-	-	-	2,011	-	-	-	-	-	-	-	-	2,011
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	-	-	-	-	-	-	-	52	-	-	(52)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(3)	-	-	3	-
Balances as of March 31, 2018	-	72,960	(11,440)	(200)	$106	$185,598	$(14,867)	$112	$(25,966)	$(40,721)	$8,222	$1,860,595	$(548,668)	$(8,222)	$1,456,910

Balances as of January 1, 2019	-	72,960	(11,096)	(209)	$106	$195,894	$(40,538)	$(10,413)	$(13,697)	$(64,648)	$9,015	$2,034,877	$(535,362)	$(9,015)	$1,630,867
Net earnings	-	-	-	-	-	-	-	-	-	-	-	77,579	-	-	77,579
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	-	968	(1,254)	123	(163)	-	-	-	-	(163)
Cash dividends paid ($0.1625 per share)	-	-	-	-	-	-	-	-	-	-	-	(10,106)	-	-	(10,106)
Purchases of treasury stock	-	-	(457)	-	-	-	-	-	-	-	-	-	(43,253)	-	(43,253)
Sales of treasury stock	-	-	638	-	-	(2,489)	-	-	-	-	-	-	23,256	-	20,767
Common shares issued from treasury stock for benefit plans	-	-	158	-	-	9,173	-	-	-	-	-	-	5,673	-	14,846
Stock-based compensation	-	-	-	-	-	2,314	-	-	-	-	-	-	-	-	2,314
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	-	-	-	-	-	-	-	34	-	-	(34)	-
Distribution of stock from deferred compensation plan	-	-	-	3	-	-	-	-	-	-	(173)	-	-	173	-
Balances as of March 31, 2019	-	72,960	(10,757)	(206)	$106	$204,892	$(39,570)	$(11,667)	$(13,574)	$(64,811)	$8,876	$2,102,350	$(549,686)	$(8,876)	$1,692,851

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares				Stockholders' equity
							Accumulated other comprehensive (loss) earnings
	Preferred stock	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of September 30, 2017	-	72,960	(11,739)	(186)	$106	$163,836	$(27,280)	$135	$(26,041)	$(53,186)	$7,135	$1,820,268	$(559,641)	$(7,135)	$1,371,383
Net earnings	-	-	-	-	-	-	-	-	-	-	-	56,749	-	-	56,749
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	-	12,413	(23)	75	12,465	-	-	-	-	12,465
Cash dividends paid ($0.2675 per share)	-	-	-	-	-	-	-	-	-	-	-	(16,422)	-	-	(16,422)
Sales of treasury stock	-	-	97	-	-	171	-	-	-	-	-	-	3,389	-	3,560
Common shares issued from treasury stock for benefit plans	-	-	202	-	-	7,157	-	-	-	-	-	-	7,584	-	14,741
Stock-based compensation	-	-	-	-	-	14,434	-	-	-	-	-	-	-	-	14,434
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(14)	-	-	-	-	-	-	1,093	-	-	(1,093)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	-	(6)	-	-	6	-
Balances as of March 31, 2018	-	72,960	(11,440)	(200)	$106	$185,598	$(14,867)	$112	$(25,966)	$(40,721)	$8,222	$1,860,595	$(548,668)	$(8,222)	$1,456,910

Balances as of September 30, 2018	-	72,960	(11,203)	(202)	$106	$185,705	$(39,794)	$(20,942)	$(14,206)	$(74,942)	$8,431	$1,966,643	$(539,408)	$(8,431)	$1,538,104
Cumulative effect from adoption of ASC 606 (Note 3)	-	-	-	-	-	-	(42)	-	-	(42)	-	28,927	-	-	28,885
Cumulative effect from adoption of ASU 2016-16 (Note 2)	-	-	-	-	-	-	-	-	-	-	-	(1,005)	-	-	(1,005)
Net earnings	-	-	-	-	-	-	-	-	-	-	-	126,699	-	-	126,699
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	-	266	9,275	632	10,173	-	-	-	-	10,173
Cash dividends paid ($0.3050 per share)	-	-	-	-	-	-	-	-	-	-	-	(18,914)	-	-	(18,914)
Purchases of treasury stock	-	-	(457)	-	-	-	-	-	-	-	-	-	(43,253)	-	(43,253)
Sales of treasury stock	-	-	745	-	-	(3,152)	-	-	-	-	-	-	27,302	-	24,150
Common shares issued from treasury stock for benefit plans	-	-	158	-	-	9,173	-	-	-	-	-	-	5,673	-	14,846
Stock-based compensation	-	-	-	-	-	13,166	-	-	-	-	-	-	-	-	13,166
Purchases and transfers of stock by/to deferred compensation plan	-	-	-	(8)	-	-	-	-	-	-	625	-	-	(625)	-
Distribution of stock from deferred compensation plan	-	-	-	4	-	-	-	-	-	-	(180)	-	-	180	-
Balances as of March 31, 2019	-	72,960	(10,757)	(206)	$106	$204,892	$(39,570)	$(11,667)	$(13,574)	$(64,811)	$8,876	$2,102,350	$(549,686)	$(8,876)	$1,692,851

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of March 31, 2019 and for the three and six-months ended March 31, 2019 and March 31, 2018, included herein, have not been audited by an independent registered public accounting firm.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of March 31, 2019, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein.  The results of operations for the three and six-months ended March 31, 2019 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year.  Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements included herein.  Significant estimates in these Condensed Consolidated Financial Statements include allowances for uncollectible amounts, net realizable value of inventories, variable consideration including customer rebates earned and payable and early payment discounts, warranty reserves, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, the provision for income tax and related valuation reserves, the valuation of assets and liabilities acquired in business combinations, the valuation of derivative instruments, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, board members and any other eligible recipients, estimates of total lifetime sales used in the recognition of revenue of deferred material rights and balance sheet classification of the related contract liability, estimates of total sales contract costs when recognizing revenue under the cost-to-cost method, and contingencies.  Actual results could vary from Woodward’s estimates.

In the September 30, 2018 Condensed Consolidated Balance Sheet, “Accounts receivable” has increased by $183 and “Other current assets” has decreased by $183, reflecting the reclassification of current unbilled receivables to “Accounts receivable” in order to conform to the current year presentation.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  ASU 2017-07 requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same statement of earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost are presented in the statement of earnings separately from service costs.  ASU 2017-07 is effective for fiscal years beginning after December 31, 2017 (fiscal year 2019 for Woodward).  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  The amendments of ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs from defined benefit and other postretirement benefit plans in the statement of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component into manufactured inventories.  Woodward adopted the new guidance effective October 1, 2018 and concluded it had no impact on net earnings.  As a result of the adoption of ASU 2017-07, only the service component of net periodic benefit costs from defined benefit and other postretirement benefit plans are included in cost of goods sold and selling, general and administrative expenses.  All other net periodic benefit costs, other than interest cost, are included in other expense (income), net.  The interest cost component of net periodic benefit costs is included in interest expense as Woodward believes it is more similar to the elements within interest expense than other expense (income), net, which combines several elements that are heterogeneous (see Note 17, Other (income) expense, net.), thus improving consistency for users of the financial statements.

The following table shows the impact of retrospectively applying this guidance to the Condensed Consolidated Statement of Earnings for the three and six-months ended March 31, 2018.

	Three-Months Ended March 31, 2018			Six-Months Ended March 31, 2018
	As previously reported	Adjustment	As recast	As previously reported	Adjustment	As recast
Net sales	$548,249	$-	$548,249	$1,018,397	$-	$1,018,397
Costs and expenses:
Cost of goods sold	401,331	828	402,159	748,115	1,671	749,786
Selling, general, and administrative expenses	39,486	269	39,755	85,762	452	86,214
Research and development costs	37,169	-	37,169	71,955	-	71,955
Restructuring charges	17,013	-	17,013	17,013	-	17,013
Interest expense	6,687	2,136	8,823	13,437	4,258	17,695
Interest income	(471)	-	(471)	(834)	-	(834)
Other (income) expense, net	(1,613)	(3,233)	(4,846)	(3,185)	(6,381)	(9,566)
Total costs and expenses	499,602	-	499,602	932,263	-	932,263
Earnings before income taxes	48,647	-	48,647	86,134	-	86,134
Income tax expense	10,158	-	10,158	29,385	-	29,385
Net earnings	$38,489	$-	$38,489	$56,749	$-	$56,749

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The purpose of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease right-of-use (“ROU”) assets and lease liabilities except for short-term leases on the balance sheet, and provide additional disclosure information about leasing arrangements.  ASU 2016-02 modifies the definition of a lease to clarify that an arrangement contains a lease when such arrangement conveys the right to control the use of an identified asset.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within the year of adoption.  Woodward will adopt the new guidance on October 1, 2019, the first day of fiscal year 2020.  Originally under ASU 2016-02, an organization was required upon adoption to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach and restate the financial statements for all periods presented.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” which amends ASU 2016-02 to provide organizations with a new (and optional) transition method permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption, rather than requiring retrospective restatement of prior periods.  Woodward expects to elect the new transition method resulting in a cumulative-effect adjustment to retained earnings on October 1, 2019.

Woodward is currently assessing the impact this guidance may have on its Condensed Consolidated Financial Statements, including which of its existing lease arrangements will be impacted by the new guidance.  In anticipation of adopting ASU 2016-02 on October 1, 2019, Woodward has developed a comprehensive project plan and established a cross-functional global project team.  The project plan includes reviewing various forms of leases, analyzing the optional practical expedients available in ASC 2016-02, and updating Woodward’s business processes and controls to meet the requirements of ASU 2016-02, as necessary.  Woodward expects the most significant effects of the adoption of ASU 2016-02 will be the recognition of operating lease ROU assets and lease liabilities on its balance sheets and changes to the accounting for the Company’s loss reserve on contractual lease commitments.  Rent expense for all operating leases in fiscal year 2018, none of which was recognized on the balance sheet, was $8,348.  As of September 30, 2018, future minimum rental payments required under operating leases, none of which were recognized on the balance sheet, were $26,020.

Note 3.  Revenue

Adoption of ASC 606

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

When determining the transaction price of each contract, Woodward considers contractual consideration payable by the customer and variable consideration that may affect the total transaction price.  Variable consideration, consisting of early payment discounts, rebates and other sources of price variability, are included in the estimated transaction price based on both customer-specific information as well as historical experience.  Woodward’s contracts with customers generally do not include a financing component.  Woodward regularly reviews its estimates of variable consideration on the transaction price and recognizes changes in estimates on a cumulative catch-up basis as if the most current estimate of the transaction price adjusted for variable consideration had been known as of the inception of the contract.  In the three and six-months ended March 31, 2019, Woodward did not recognize a significant amount of revenue due to changes in transaction price from performance obligations that were satisfied, or partially satisfied, in prior periods.

Customers sometimes trade in used products in exchange for new or refurbished products.  In addition, Woodward’s customers sometimes provide inventory to Woodward which will be integrated into final products sold to those customers.  Woodward obtains control of these exchanged products and customer provided inventory, and therefore, both are forms of noncash consideration.  Noncash consideration paid by customers on overall sales transactions is additive to the transaction price.  Woodward’s net sales and cost of goods sold include the value of such noncash consideration for the same amount, with no resulting impact to earnings before income taxes.  Upon receipt of such inventory, Woodward recognizes an inventory asset and a contract liability.  Woodward recognized revenue of $27,705 for the three-months and $44,762 for the six-months ended March 31, 2019, related to noncash consideration received from customers.  The Aerospace segment recognized $27,308 for the three-months and $44,014 for the six-months ended March 31, 2019, while the Industrial segment recognized $397 for the three-months and $748 for the six-months ended March 31, 2019.

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

Revenue from manufactured and MRO products represented 87% and 12%, respectively, of Woodward’s net sales for both the three and six-months ended March 31, 2019.

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

Woodward capitalizes costs of product engineering and development identified as material rights up to the amount of customer funding as costs to fulfill a contract because the costs incurred up to the amount of the customer funding commitment are recoverable.  Due to the uncertainty of the product success and/or demand, fulfillment costs in excess of the customer funding are expensed as incurred.  Woodward recognizes the deferred material rights as revenue based on a percentage of actual sales to total estimated lifetime sales of the related developed products as the customers exercise their option to acquire additional products or services at a discount.  Woodward amortizes the capitalized costs to fulfill a contract as cost of goods sold proportionally to the recognition of the associated deferred material rights.  Estimated total lifetime sales are reviewed at least annually and more frequently when circumstances warrant a modification to the previous estimate.  For the three and six-months ended March 31, 2019 Woodward recognized an increase in revenue of $915 and $1,535, respectively, and cost of goods sold of $141 and $323, respectively, related to changes in estimated total lifetime sales.

As of March 31, 2019, other assets included $99,984 of capitalized costs to fulfill contracts with customers.  Other than amounts related to changes in estimate, during the three and six-months ended March 31, 2019, Woodward amortized no capitalized costs to fulfill contracts with customers to cost of goods sold.

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

Point in time and over time revenue recognition

Approximately one-half of Woodward’s customer contracts are recognized at the point in time when control of the products transfers to the customer, generally upon shipment of products, consistent with Woodward’s historical revenue recognition model.  The remaining portion of Woodward’s revenues from sales of products and services to customers is recognized over time, rather than at a point in time, due primarily to the terms of certain customer contracts and/or the type of performance obligation being satisfied, as described below.

The following table reflects the amount of revenue recognized as point in time or over time for the three and six-months ended March 31, 2019:

	Three-Months Ended March 31, 2019			Six-Months Ended March 31, 2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$208,183	$163,623	$371,806	$372,197	$335,785	$707,982
Over time	274,771	112,267	387,038	503,644	200,029	703,673
Total net sales	$482,954	$275,890	$758,844	$875,841	$535,814	$1,411,655

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

As a significant change in one or more of these estimates could affect the profitability of its contracts, Woodward reviews and updates its estimates regularly upon receipt of new contracts with customers.  Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs will be revised.  Such revisions to costs and revenue are recognized in the period in which the revisions are determined as a cumulative catch-up adjustment.  The impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified.  Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.  If at any time the estimate of contract profitability indicates an anticipated loss on the contract, Woodward recognizes provisions for estimated losses on uncompleted contracts in the period in which such losses are determined.  For the three and six-months ended March 31, 2019, adjustments to revenue related to changes in estimates were immaterial.

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

Accounts receivable consisted of the following:

	March 31, 2019	September 30, 2018
Billed receivables
Trade accounts receivable	$399,150	$403,590
Other (Chinese financial institutions)	60,537	23,191
Less: Allowance for uncollectible amounts	(4,033)	(3,938)
Net billed receivables	455,654	422,843
Current unbilled receivables (contract assets), net	136,682	9,160
Total accounts receivable, net	$592,336	$432,003

As of the October 1, 2018 adoption of ASC 606, Woodward recognized unbilled receivables of $104,907.  The remaining change in unbilled receivables was driven by the timing of revenue recognized in excess of billings, primarily in Woodward’s Aerospace segment.

In addition, as of March 31, 2019 “Other assets” on the Condensed Consolidated Balance Sheets includes $241 of unbilled receivables not expected to be invoiced and collected within a period of twelve months.  As of September 30, 2018, there were no unbilled receivables not expected to be invoiced and collected within a period of twelve months.

Customer billed receivables are recorded at face amounts, less an allowance for doubtful accounts.  In establishing the amount of the allowance related to the credit risk of accounts receivable, customer-specific information is considered related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, and current economic conditions.  Bad debt losses are deducted from the allowance, and the related accounts receivable balances are written off when the receivables are deemed uncollectible.  Recoveries of accounts receivable previously written off are recognized when received.  In the three and six-months ended March 31, 2019, receivables written off were immaterial.  An allowance associated with anticipated other adjustments to the selling price or cash discounts is also established and is included in the allowance for uncollectible amounts.  Changes to this allowance are recorded as increases or decreases to net sales as adjustments to the transaction price related to variable consideration.  In establishing this amount, both customer-specific information and historical experience are considered.

Unbilled receivables are stated net of adjustments for credit risk and the anticipated impacts of variable consideration on the transaction price, as applicable.

Billed and unbilled accounts receivable from the U.S. Government were less than 10% of total billed and unbilled accounts receivable at March 31, 2019.

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

Contract liabilities consisted of the following:

	March 31, 2019		September 30, 2018
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$6,897	$235,961	$7,087	$235,300
Deferred revenue from advance invoicing and/or prepayments from customers	4,766	-	2,572	-
Liability related to customer supplied inventory	17,258	-	-	-
Deferred revenue from material rights related to engineering and development funding	1,610	95,303	-	-
Net contract liabilities	$30,531	$331,264	$9,659	$235,300

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

Woodward recognized revenue of $10,552 in the three-months and $20,312 in the six-months ended March 31, 2019 from contract liabilities balances recorded as of October 1, 2018.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of March 31, 2019 was $1,729,877, the majority of which relate to Woodward’s Aerospace segment.  Woodward expects to recognize almost all of these remaining performance obligations within two years after March 31, 2019.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of March 31, 2019 was $417,054, of which $5,132 is expected to be recognized in the remainder of fiscal year 2019, $14,082 is expected to be recognized in fiscal year 2020, and the balance is expected to be recognized thereafter.  Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

The following schedule quantifies the impact of adopting ASC 606 on the Condensed Consolidated Statements of Earnings for the three and six-months ended March 31, 2019.  The effect of the new standard represents the increase (decrease) in the line item based on the adoption of ASC 606.

	Three-Months Ended March 31, 2019			Six-Months Ended March 31, 2019
	Under previous standard	Effect of ASC 606	As reported	Under previous standard	Effect of ASC 606	As reported
Net sales	$723,227	$35,617	$758,844	$1,355,868	$55,787	$1,411,655
Costs and expenses:
Cost of goods sold	539,364	27,477	566,841	1,008,054	50,961	1,059,015
Selling, general, and administrative expenses	54,979	(122)	54,857	107,005	(221)	106,784
Research and development costs	45,637	(1,806)	43,831	84,351	(1,653)	82,698
Interest expense	11,480	-	11,480	23,358	-	23,358
Interest income	(294)	-	(294)	(665)	-	(665)
Other expense (income), net	(8,039)	-	(8,039)	(11,218)	-	(11,218)
Total costs and expenses	643,127	25,549	668,676	1,210,885	49,087	1,259,972
Earnings before income taxes	80,100	10,068	90,168	144,983	6,700	151,683
Income tax expense	10,472	2,117	12,589	23,555	1,429	24,984
Net earnings	$69,628	$7,951	$77,579	$121,428	$5,271	$126,699

Earnings per share
Basic earnings per share	$1.12	$0.13	$1.25	$1.96	$0.08	$2.04
Diluted earnings per share	$1.08	$0.12	$1.20	$1.89	$0.08	$1.97

Weighted Average Common Shares Outstanding (Note 4):
Basic	62,175		62,175	61,995		61,995
Diluted	64,564		64,564	64,307		64,307

The adoption of ASC 606 resulted in an increase to net sales and cost of goods sold primarily due to the recognition of noncash consideration in the form of customer supplied inventory and the accelerated recognition of revenue and associated cost of goods sold for over time contracts, which would have been recognized at a point in time under the previous standard.  The increases were offset by decreases in revenue and cost of goods sold related to the deferral of amounts due from customers recognized as material rights and over time contracts recognized as of the date of adoption, both of which would otherwise have been recognized as revenue during the periods under the previous standard.

The following schedule quantifies the impact of adopting ASC 606 on the Condensed Consolidated Balance Sheet as of March 31, 2019.  The effect of the new standard represents the increase (decrease) in the line item based on the adoption of ASC 606.

	March 31, 2019 under previous standard	Effect of ASC 606	March 31, 2019 as reported
ASSETS
Current assets:
Cash and cash equivalents	$65,303	$-	$65,303
Accounts receivable, net	460,216	132,120	592,336
Inventories	604,418	(70,098)	534,320
Income taxes receivable	20,497	(6,529)	13,968
Other current assets	38,143	22	38,165
Total current assets	1,188,577	55,515	1,244,092
Property, plant and equipment, net	1,064,388	-	1,064,388
Goodwill	804,461	-	804,461
Intangible assets, net	648,413	(2,319)	646,094
Deferred income tax assets	16,187	(993)	15,194
Other assets	91,197	100,523	191,720
Total assets	$3,813,223	$152,726	$3,965,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$160,000	$-	$160,000
Accounts payable	259,665	-	259,665
Income taxes payable	18,361	-	18,361
Accrued liabilities	184,260	20,326	204,586
Total current liabilities	622,286	20,326	642,612
Long-term debt, less current portion	1,000,468	-	1,000,468
Deferred income tax liabilities	159,155	3,676	162,831
Other liabilities	372,591	94,596	467,187
Total liabilities	2,154,500	118,598	2,273,098
Stockholders' equity:
Preferred stock	-	-	-
Common stock	106	-	106
Additional paid-in capital	204,892	-	204,892
Accumulated other comprehensive losses	(64,741)	(70)	(64,811)
Deferred compensation	8,876	-	8,876
Retained earnings	2,068,152	34,198	2,102,350
	2,217,285	34,128	2,251,413
Treasury stock at cost	(549,686)	-	(549,686)
Treasury stock held for deferred compensation	(8,876)	-	(8,876)
Total stockholders' equity	1,658,723	34,128	1,692,851
Total liabilities and stockholders' equity	$3,813,223	$152,726	$3,965,949

The underlying causes of the impacts of the adoption of ASC 606 on the Condensed Consolidated Balance Sheet as of March 31, 2019 are consistent with those as of the date of adoption, October 1, 2018, as discussed above.

The adoption of ASC 606 did not impact cash provided by or used in operating, investing or financing activities in the Condensed Consolidated Statement of Cash Flows for the six-months ended March 31, 2019.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended	Six-Months Ended
	March 31, 2019	March 31, 2019
Commercial OEM	$174,343	$314,851
Commercial aftermarket	139,708	251,056
Defense OEM	123,006	224,842
Defense aftermarket	45,897	85,092
Total Aerospace segment net sales	$482,954	$875,841

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended	Six-Months Ended
	March 31, 2019	March 31, 2019
Reciprocating engines	$209,257	$405,387
Industrial turbines	52,187	101,699
Renewables	14,446	28,728
Total Industrial segment net sales	$275,890	$535,814

The customers who account for approximately 10% or more of net sales to each of Woodward’s reportable segments for the three and six-months ended March 31, 2019 follow:

Customer
Aerospace	The Boeing Company, General Electric Company, United Technologies
Industrial	Rolls-Royce PLC, Weichai Westport, General Electric Company

Net sales by geographic area, as determined based on the location of the customer, were as follows:

	Three-Months Ended March 31, 2019			Six-Months Ended March 31, 2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
United States	$351,763	$53,564	$405,327	$638,508	$103,456	$741,964
Germany	25,068	63,725	88,793	37,817	127,089	164,906
Europe, excluding Germany	48,782	65,131	113,913	88,394	124,479	212,873
Asia	23,292	85,463	108,755	47,298	164,881	212,179
Other countries	34,049	8,007	42,056	63,824	15,909	79,733
Total net sales	$482,954	$275,890	$758,844	$875,841	$535,814	$1,411,655

Note 4.  Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share for the three and six-months ended March 31, 2019 and 2018:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Numerator:
Net earnings	$77,579	$38,489	$126,699	$56,749
Denominator:
Basic shares outstanding	62,175	61,401	61,995	61,323
Dilutive effect of stock options and restricted stock	2,389	2,349	2,312	2,407
Diluted shares outstanding	64,564	63,750	64,307	63,730
Income per common share:
Basic earnings per share	$1.25	$0.63	$2.04	$0.93
Diluted earnings per share	$1.20	$0.60	$1.97	$0.89

The following stock option grants were outstanding during the three and six-months ended March 31, 2019 and 2018, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Options	239	764	1,493	759
Weighted-average option price	$76.07	$78.73	$79.07	$78.74

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Weighted-average treasury stock shares held for deferred compensation obligations	208	200	206	195

Note 5.  Business acquisition

In fiscal year 2018, the Company, and its wholly-owned subsidiary, Woodward Aken GmbH (collectively, the “Purchasers”), entered into a Share Purchase Agreement (the “L’Orange Agreement”) with MTU Friedrichshafen GmbH (“MTU”) and MTU America Inc. (together with MTU, the “Sellers”), both of which were subsidiaries of Rolls-Royce PLC (“Rolls-Royce”).  Pursuant to the L’Orange Agreement, the Purchasers agreed to acquire all of the outstanding shares of stock of L’Orange GmbH, together with its wholly-owned subsidiaries in China and Germany, as well as all of the outstanding equity interests of its affiliate, Fluid Mechanics LLC, and their related operations (collectively, “L’Orange”), for total consideration (including cash consideration and the assumption of certain liabilities) of €700,000, or approximately $811,000 based on the foreign currency exchange rate as of the date Woodward executed cross currency swaps in connection with the financing of the transaction as described in Note 8, Derivative instruments and hedging activities.  The transactions contemplated by the L’Orange Agreement were completed on June 1, 2018 (the “Closing”) and L’Orange became a subsidiary of the Company.  Following the Closing, L’Orange was renamed “Woodward L’Orange.”

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

The cash consideration was financed through the use of cash on hand, the issuance of an aggregate principal amount of $400,000 of senior unsecured notes in a series of private placement transactions and $167,420 borrowed under Woodward’s revolving credit agreement (see Note 14, Credit facilities, short-term borrowings and long-term debt).  In connection with these borrowings, the Company entered into cross currency swap transactions, which effectively lowered the interest rate on each tranche of the senior unsecured notes and the borrowings under the Company’s revolving credit agreement (see Note 8, Derivative instruments and hedging activities).

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
(1)

Inventories include a $16,324 adjustment to state work in progress and finished goods inventories at their fair value as of the acquisition date.  The entire inventory fair value adjustment was recognized as a noncash increase to cost of goods sold ratably over the estimated inventory turnover period during the fiscal year ended September 30, 2018.

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

For the three and six-months ended March 31, 2019, Woodward recorded amortization expense associated with the acquired intangibles of $10,885 and $22,578, respectively. Future amortization expense associated with the acquired intangibles as of March 31, 2019 is expected to be:

Year Ending September 30:
2019 (remaining)	$10,332
2020	19,239
2021	22,138
2022	22,088
2023	22,088
Thereafter	349,882
$445,767

The preliminary purchase price allocation resulted in the recognition of $257,447 of goodwill.  Only the portion of goodwill which relates to the U.S. operations of Woodward L’Orange is deductible for tax purposes.  The Company has included all of the goodwill in its Industrial segment.  The goodwill represents the estimated value of potential expansion with new customers, the opportunity to further develop sales opportunities with new customers, other synergies including supply chain savings expected to be achieved through the integration of Woodward L’Orange with Woodward’s Industrial segment, and intangible assets that do not qualify for separate recognition, such as value of the assembled Woodward L’Orange workforce that is not included within the estimated value of the acquired backlog and customer relationship intangible assets.

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

The unaudited pro forma financial information for the three and six-months ended March 31, 2019 includes Woodward’s results, including the post-acquisition results of Woodward L’Orange, since June 1, 2018.  The unaudited pro forma financial information for the three and six-months ended March 31, 2018 combines Woodward’s results with the pre-acquisition results of L’Orange for that period.

Prior to the L’Orange acquisition by Woodward, L’Orange was a wholly owned subsidiary of Rolls-Royce, and as such was not a standalone entity for financial reporting purposes.  Accordingly, the historical operating results of L’Orange may not be indicative of the results that might have been achieved, historically or in the future, if L’Orange had been a standalone entity.

The unaudited pro forma results for the three and six-months ended March 31, 2019 and March 31, 2018 follow:

	Three-Months Ended		Three-Months Ended
	March 31, 2019		March 31, 2018
	As reported	Pro forma	As reported	Pro forma
Net sales	$758,844	$758,844	$548,249	$624,858
Net earnings	77,579	81,511	38,489	46,116
Earnings per share:
Basic earnings per share	$1.25	$1.31	$0.63	$0.75
Diluted earnings per share	1.20	1.26	0.60	0.72

	Six-Months Ended		Six-Months Ended
	March 31, 2019		March 31, 2018
	As reported	Pro forma	As reported	Pro forma
Net sales	$1,411,655	$1,411,655	$1,018,397	$1,190,850
Net earnings	126,699	135,272	56,749	68,605
Earnings per share:
Basic earnings per share	$2.04	$2.18	$0.93	$1.12
Diluted earnings per share	1.97	2.10	0.89	1.08

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

The operating results of Woodward L’Orange have been included in Woodward’s operating results for the periods subsequent to the completion of the acquisition on June 1, 2018.  Woodward L’Orange contributed net sales of $87,986 for the three-months and $175,666 for the six-months ended March 31, 2019 and net income before income taxes of $11,898 for the three-months and $22,500 for the six-months ended March 31, 2019.

Woodward incurred acquisition financing related costs of $3,698 for three-months and $7,497 for the six-months ended March 31, 2019, which are included in “Interest expense” in the Condensed Consolidated Statements of Earnings.

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

As part of the JV formation, Woodward contributed to the JV certain contractual rights and intellectual property applicable to the existing GE commercial aircraft engine programs within the scope of the JV.  Woodward had no initial cost basis in the JV because Woodward had no cost basis in the contractual rights and intellectual property contributed to the JV.  GE purchased from Woodward a 50% ownership interest in the JV for a $250,000 cash payment to Woodward.  In addition, GE will pay contingent consideration to Woodward consisting of fifteen annual payments of $4,894 per year, which began on January 4, 2017, subject to certain claw-back conditions.  During the three-months ended March 31, 2018 and March 31, 2019, Woodward received its second and third annual payments of $4,894, respectively, which were recorded as deferred income and included in Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.  Neither Woodward nor GE contributed any tangible assets to the JV.

Under previous accounting guidance, Woodward concluded that the formation of the JV was not the culmination of an earnings event and deferred recognition of the consideration paid until earned in the future.  Under ASC 606, Woodward also concluded the formation of the JV was not a culmination of an earnings event and has further concluded that the consideration paid or receivable from GE represents a material right.  Accordingly, under both ASC 606 and the previous standard, Woodward concluded it was appropriate to defer the consideration received as a liability and recognize it as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV.  Recognition to net sales in a particular period is determined as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV.  Unamortized deferred revenue from material rights in connection with the JV formation included accrued liabilities of $6,897 as of March 31, 2019 and $7,087 as of September 30, 2018, and other liabilities of $235,961 as of March 31, 2019 and $235,300 as of September 30, 2018.  Amortization of the deferred income (material right) recognized as an increase to sales was $1,922 for the three-months and $3,699 for the six-months ended March 31, 2019, and $1,486 for the three-months and $2,539 for the six-months ended March 31, 2018.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties.  Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV.  Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting.  The JV is a related party to Woodward.  Other income includes income of $3,006 for the three-months and $4,471 for the six-months ended March 31, 2019, and income of $1,006 for the three-months and $1,602 for the six-months ended March 31, 2018 related to Woodward’s equity interest in the earnings of the JV.  During the three and six-months ended March 31, 2019, Woodward received cash distributions from the JV of $3,000 and $7,500 respectively, which is included in Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.  Woodward received no cash distributions from the JV during the three and six-months ended March 31, 2018.  Woodward’s net investment in the JV, which is included in other assets, was $6,582 as of March 31, 2019 and $9,611 as of September 30, 2018.

Woodward’s net sales include $14,294 for the three-months and $27,127 for the six-months ended March 31, 2019 of sales to the JV, compared to $17,077 for the three-months and $30,052 for the six-months ended March 31, 2018.  Woodward recorded a reduction to sales of $9,069 for the three-months and $18,251 for the six-months ended March 31, 2019 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to $6,922 for the three-months and $12,330 for the six-months ended March 31, 2018.  The Condensed Consolidated Balance Sheets include “Accounts receivable” of $6,803 at March 31, 2019, and $10,499 at September 30, 2018, related to amounts the JV owed Woodward, and include “Accounts payable” of $3,591 at March 31, 2019, and $2,944 at September 30, 2018, related to amounts Woodward owed the JV.

Upon the October 1, 2018 adoption of ASC 606, Woodward recorded $57,529 of revenue recognized in prior periods for the JV’s engineering and development projects as an increase to contract liabilities in “Other liabilities” and $57,529 of costs recognized in prior periods as costs to fulfill a contract in “Other assets.”  Woodward recognized an additional $4,170 during the three-months and $8,598 during the six-months ended March 31, 2019 of contract liabilities in “Other liabilities,” and $4,170 during the three-months and $8,598 during the six-months ended March 31, 2019 of additional costs to fulfill a contract in “Other assets.”

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

	At March 31, 2019				At September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$49,568	$-	$-	$49,568	$59,838	$-	$-	$59,838
Investments in reverse repurchase agreements	337	-	-	337	4,582	-	-	4,582
Investments in term deposits with foreign banks	15,398	-	-	15,398	19,174	-	-	19,174
Equity securities	20,731	-	-	20,731	19,730	-	-	19,730
Cross currency interest rate swaps	-	5,172	-	5,172	-	-	-	-
Total financial assets	$86,034	$5,172	$-	$91,206	$103,324	$-	$-	$103,324

Financial liabilities:
Cross currency interest rate swaps	$-	$-	$-	$-	$-	$23,000	$-	$23,000
Total financial liabilities	$-	$-	$-	$-	$-	$23,000	$-	$23,000

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

Cross currency interest rate swaps:  Woodward holds cross currency interest rate swaps, which are accounted for at fair value.  The swaps in an asset position are included in “Other assets,” and swaps in a liability position are included in “Other liabilities” in the Condensed Consolidated Balance Sheets.  The fair values of Woodward’s cross currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors.

Trade accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value.  The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At March 31, 2019		At September 30, 2018
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$13,752	$13,262	$13,458	$13,462
Investments in short-term time deposits	2	70	70	8,883	8,874
Liabilities:
Long-term debt	2	$(1,021,992)	$(1,003,142)	$(1,094,987)	$(1,095,292)

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado.  The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the long-term notes were 2.3% at March 31, 2019 and 3.1% at September 30, 2018.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit.  Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity.  This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The interest rates used to estimate the fair value of the short-term time deposits was 6.8% at March 31, 2019 and 6.3% at September 30, 2018.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy.  The weighted-average interest rates used to estimate the fair value of long-term debt were 3.3% at March 31, 2019 and 3.5% at September 30, 2018.

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

By using derivative and/or hedging instruments to manage its risk exposure, Woodward is subject, from time to time, to credit risk and market risk on those derivative instruments.  Credit risk arises from the potential failure of the counterparty to perform under the terms of the derivative and/or hedging instrument.  When the fair value of a derivative contract is positive, the counterparty owes Woodward, which creates credit risk for Woodward.  Woodward mitigates this credit risk by entering into transactions only with counterparties that are believed to be creditworthy.  Market risk arises from the potential adverse effects on the value of derivative and/or hedging instruments that result from a change in interest rates, commodity prices, or foreign currency exchange rates.  Woodward minimizes this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

Only the change in the fair value related to the cross currency basis spread, or excluded component, of the derivative instrument is recognized in accumulated other comprehensive (losses) earnings (“accumulated OCI”).  The remaining change in the fair value of the derivative instrument is recognized in foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Condensed Consolidated Statements of Earnings.  The change in the fair value of the derivative instrument in foreign currency transaction gain or loss offsets the change in the spot remeasurement of the intercompany Euro denominated loan.  Hedge effectiveness is assessed based on the fair value changes of the derivative instrument, after excluding any fair value changes related to the cross currency basis spread.  The initial cost of the cross currency basis spread is recorded in earnings each period through the swap accrual process.  There is no credit-risk-related contingent features associated with the floating-rate cross currency interest rate swap.

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

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions.  Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”).  Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries.  Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange gains of $925 for the three-months and $1,574 for the six-months ended March 31, 2019, compared to net foreign exchange losses of $1,268 for the three-months and $2,011 for the six-months ended March 31, 2018.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the impact of derivative instruments designated as qualifying hedging instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ended
		March 31, 2019
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(3,033)	$(3,030)	$(2,883)
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(7,994)	(6,579)	(7,994)
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	-	(18)
		$(11,045)	$(9,609)	$(10,895)

		Three-Months Ended
		March 31, 2018
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$-	$-	$-
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	-	-	-
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	-	(18)
		$(18)	$-	$(18)

		Six-Months Ended
		March 31, 2019
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(5,422)	$(5,535)	$(5,135)
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(13,550)	(22,637)	(13,550)
Treasury lock agreement designated as cash flow hedge	Interest expense	(36)	-	(36)
		$(19,008)	$(28,172)	$(18,721)

		Six-Months Ended
		March 31, 2018
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$-	$-	$-
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	-	-	-
Treasury lock agreement designated as cash flow hedge	Interest expense	(36)	-	(36)
		$(36)	$-	$(36)

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI were net losses of $11,865 as of March 31, 2019 and $21,315 as of September 30, 2018.

Note 9.  Supplemental statement of cash flows information

	Six-Months Ended March 31,
	2019	2018
Interest paid, net of amounts capitalized	$22,173	$14,032
Income taxes paid	44,661	28,592
Income tax refunds received	1,294	1,841
Non-cash activities:
Purchases of property, plant and equipment on account	8,081	9,051
Impact of the adoption of ASC 606 (Note 3)	28,886	-
Common shares issued from treasury to settle benefit obligations (Note 20)	14,846	14,741
Purchases of treasury stock on account	4,204	-

Note 10.  Inventories

	March 31,	September 30,
	2019	2018
Raw materials	$108,938	$80,999
Work in progress	125,926	118,010
Component parts (1)	308,635	298,820
Finished goods	62,802	51,767
Customer supplied inventory (Note 3)	17,258	-
On-hand inventory for which control has transferred to the customer (Note 3)	(89,239)	-
	$534,320	$549,596

(1)	Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 11.  Property, plant, and equipment

	March 31,	September 30,
	2019	2018
Land and land improvements	$93,859	$94,146
Buildings and building improvements	579,057	565,065
Leasehold improvements	17,974	17,954
Machinery and production equipment	688,136	668,986
Computer equipment and software	120,612	124,788
Office furniture and equipment	36,205	31,533
Other	19,351	19,366
Construction in progress	99,235	103,036
	1,654,429	1,624,874
Less accumulated depreciation	(590,041)	(564,869)
Property, plant, and equipment, net	$1,064,388	$1,060,005

In the second quarter of fiscal year 2018, the Company announced its decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.  The carrying value of the assets at the Duarte facility was $12,872 as of March 31, 2019, of which the Company has identified assets held for sale with a carrying value of $8,474.  At September 30, 2018, the Company identified assets held for sale of $8,306.  The majority of the assets held for sale are included in “Land and land improvements” and “Buildings and buildings improvements” which relate to the land, building and building improvements, and other assets at the Duarte facility.  The assets held for sale are included in the Company’s Aerospace segment.  Based on current market conditions, the Company expects to record a gain on the eventual sale of these assets. The Company has identified approximately $60 that is planned to be disposed of as a result of the relocation.

The Company assessed whether the decision to relocate from its Duarte facility could indicate a potential impairment of the assets at the Duarte facility and concluded that the assets were not impaired as of March 31, 2019.

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

Included in “Construction in progress” are costs of $27,716 at March 31, 2019 and $32,248 at September 30, 2018 associated with new equipment purchases for the greater-Rockford, Illinois campus and costs of $9,853 at March 31, 2019 and $3,967 at September 30, 2018 associated with new equipment purchases and the renovation of the Drake Campus.

Included in “Office furniture and equipment” and “Other” is $1,627 at March 31, 2019 and $1,650 at September 30, 2018, of gross assets acquired on capital leases, and accumulated depreciation included $1,339 at March 31, 2019 and $1,158 at September 30, 2018 of amortization associated with the capital lease assets.

For the three and six-months ended March 31, 2019 and 2018, Woodward had depreciation expense as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Depreciation expense	$20,164	$15,754	$41,333	$30,581

For the three and six-months ended March 31, 2019 and 2018, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Capitalized interest	$208	$633	$435	$1,234

Note 12.  Goodwill

	September 30, 2018	Effects of Foreign Currency Translation	March 31, 2019
Aerospace	$455,423	$-	$455,423
Industrial	357,827	(8,789)	349,038
Consolidated	$813,250	$(8,789)	$804,461

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

Note 13.  Intangible assets, net

	March 31, 2019			September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(174,359)	$107,324	$281,683	$(166,719)	$114,964
Industrial	416,851	(37,705)	379,146	429,880	(35,856)	394,024
Total	$698,534	$(212,064)	$486,470	$711,563	$(202,575)	$508,988

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,325	(18,650)	675	19,448	(18,587)	861
Total	$19,325	$(18,650)	$675	$19,448	$(18,587)	$861

Process technology:
Aerospace	$76,371	$(57,393)	$18,978	$76,372	$(54,874)	$21,498
Industrial	94,554	(22,626)	71,928	97,154	(20,373)	76,781
Total	$170,925	$(80,019)	$90,906	$173,526	$(75,247)	$98,279

Backlog:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	41,516	(38,916)	2,600	42,955	(18,006)	24,949
Total	$41,516	$(38,916)	$2,600	$42,955	$(18,006)	$24,949

Other intangibles:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	1,575	(1,199)	376	1,629	(1,158)	471
Total	$1,575	$(1,199)	$376	$1,629	$(1,158)	$471

Intangible asset with indefinite life:
Tradename:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	65,067	-	65,067	67,335	-	67,335
Total	$65,067	$-	$65,067	$67,335	$-	$67,335

Total intangibles:
Aerospace	$358,054	$(231,752)	$126,302	$358,055	$(221,593)	$136,462
Industrial	638,888	(119,096)	519,792	658,401	(93,980)	564,421
Consolidated Total	$996,942	$(350,848)	$646,094	$1,016,456	$(315,573)	$700,883

For the three and six-months ended March 31, 2019 and 2018, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Amortization expense	$16,693	$6,258	$34,165	$12,501

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2019 (remaining)	$21,889
2020	39,733
2021	40,699
2022	38,498
2023	37,440
Thereafter	402,768
$581,027

Note 14.  Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,200,000, subject to lenders’ participation.  Borrowings under the Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.85% to 1.65%.  Under the Revolving Credit Agreement, there were $290,646 in principal amount of borrowings outstanding as of March 31, 2019, at an effective interest rate of 3.52%, and $266,541 in principal amount of borrowings outstanding as of September 30, 2018, at an effective interest rate of 3.48%.  The Revolving Credit Agreement matures in April 2020.  The Company intends to refinance its revolving credit facility prior to its maturity date.

As of March 31, 2019, $160,000 of the borrowings under the Revolving Credit Agreement were classified as short-term borrowings, and as of September 30, 2018, $150,000 of the borrowings under the Revolving Credit Agreement were classified as short-term borrowings based on Woodward’s intent and ability to pay this amount in the next twelve months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions.  Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties.  There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of both March 31, 2019 and September 30, 2018.  Woodward had other short-term borrowings of $3,635 as of September 30, 2018, which were repaid during the first quarter of fiscal year 2019.

Long-term debt

	March 31,	September 30,
	2019	2018
Long-term portion of revolving credit facility - Floating rate (LIBOR plus 0.85% - 1.65%), due April 2020; unsecured	$130,646	$116,541
Series D notes – 6.39%, due October 2018; unsecured	-	100,000
Series F notes – 8.24%, due April 2019; unsecured	43,000	43,000
Series G notes – 3.42%, due November 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 2026; unsecured	44,874	46,437
Series N notes – 1.31% due September 2028; unsecured	86,382	89,393
Series O notes – 1.57% due September 2031; unsecured	48,240	49,921
Series P notes – 4.27% due May 2025; unsecured	85,000	85,000
Series Q notes – 4.35% due May 2027; unsecured	85,000	85,000
Series R notes – 4.41% due May 2029; unsecured	75,000	75,000
Series S notes – 4.46% due May 2030; unsecured	75,000	75,000
Series T notes – 4.61% due May 2033; unsecured	80,000	80,000
Unamortized debt issuance costs	(2,674)	(2,895)
Total long-term debt	1,000,468	1,092,397
Less: Current portion of long-term debt	-	-
Long-term debt, less current portion	$1,000,468	$1,092,397

The Notes

In October 2008, Woodward entered into a note purchase agreement relating to the Series D Notes, due in October 2018.  On October 1, 2018, Woodward paid the entire principal balance of $100,000 on the Series D Notes using proceeds from borrowings under its revolving credit facility.

In April 2009, Woodward entered into a note purchase agreement relating to the Series F Notes, which were due in April 2019.  As of March 31, 2019, the entire amount of debt under the Series F Notes has been classified as long-term based on Woodward’s intent and ability to refinance this debt prior to maturity using cash proceeds from its revolving credit facility which, in turn, is expected to be repaid beyond the next twelve months.  On April 3, 2019, Woodward paid the entire principal balance of $43,000 on the Series F Notes using proceeds from borrowings under its revolving credit facility.

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

On May 31, 2018, Woodward entered into a note purchase agreement (the “2018 Note Purchase Agreement”) relating to the sale by Woodward of an aggregate principal amount of $400,000 of senior unsecured notes comprised of (a) $85,000 aggregate principal amount of its Series P Senior Notes (the “Series P Notes”), (b) $85,000 aggregate principal amount of its Series Q Senior Notes (the “Series Q Notes”), (c) $75,000 aggregate principal amount of its Series R Senior Notes (the “Series R Notes”), (d) $75,000 aggregate principal amount of its Series S Senior Notes (the “Series S Notes”), and (e) $80,000 aggregate principal amount of its Series T Senior Notes (the “Series T Notes”, and together with the Series P Notes, the Series Q Notes, the Series R Notes, and the Series S Notes, the “2018 Notes,” and, together with the USD Notes and 2016 Notes, the “Notes”), in a series of private placement transactions.

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

Interest on the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid.  Interest on the Series F Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid.  Interest on the 2016 Notes is payable semi-annually on March 23 and September 23 of each year, until all principal is paid.  Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid.  As of March 31, 2019, the Series J Notes bore interest at an effective rate of 3.93%.  Commencing on November 30, 2018, interest on the 2018 Notes is payable semi-annually on May 30 and November 30 of each year until all principal is paid.

Debt Issuance Costs

Unamortized debt issuance costs associated with the Notes of $2,674 as of March 31, 2019 and $2,895 as of September 30, 2018 were recorded as a reduction in “Long-term debt, less current portion” in the Condensed Consolidated Balance Sheets.  Unamortized debt issuance costs of $947 associated with the Revolving Credit Agreement as of March 31, 2019 and $1,385 as of September 30, 2018 were recorded as “Other assets” in the Condensed Consolidated Balance Sheets.  Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 15.  Accrued liabilities

	March 31,	September 30,
	2019	2018
Salaries and other member benefits	$75,344	$88,643
Warranties	21,680	20,130
Interest payable	15,174	18,611
Accrued retirement benefits	3,551	3,571
Current portion of loss reserve on contractual lease commitments	1,245	1,245
Restructuring charges	13,625	16,522
Taxes, other than income	23,764	21,128
Net current contract liabilities (Note 3)	30,531	9,659
Other	19,672	15,004
	$204,586	$194,513

Warranties

Provisions of Woodward’s sales agreements include product warranties customary to these types of agreements.  Accruals are established for specifically identified warranty issues that are probable to result in future costs.  Warranty costs are accrued as revenue is recognized on a non-specific basis whenever past experience indicates a normal and predictable pattern exists.  Changes in accrued product warranties were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2019	2018	2019	2018
Warranties, beginning of period	$20,156	$13,017	$20,130	$13,597
Impact from adoption of ASC 606 (Note 3)	-	-	594	-
Expense, net of recoveries	3,695	2,334	5,767	304
Reductions for settlement of previous warranty liabilities	(2,012)	(2,209)	(4,549)	(832)
Foreign currency exchange rate changes	(159)	141	(262)	214
Warranties, end of period	$21,680	$13,283	$21,680	$13,283

Loss reserve on contractual lease commitments

In connection with the construction of a new production facility in Niles, Illinois, Woodward vacated a leased facility in Skokie, Illinois and recognized a loss reserve against the estimated remaining contractual lease commitments, less anticipated sublease income.  Changes in the loss reserve were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2019	2018	2019	2018
Loss reserve on contractual lease commitments, beginning of period	$3,814	$4,717	$3,931	$5,270
Payments, net of sublease income	(432)	(239)	(549)	(792)
Loss reserve on contractual lease commitments, end of period	$3,382	$4,478	$3,382	$4,478

Other liabilities included $2,137 and $2,686 of accrued loss reserve on contractual lease commitments as of March 31, 2019 and September 30, 2018, respectively, which are not expected to be settled or paid within twelve months of the respective balance sheet date.

Restructuring charges

In the second quarter of fiscal year 2018, the Company recorded restructuring charges totaling $17,013, the majority of which relate to the Company’s decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.  The Duarte facility, which manufactures thrust reverser actuation systems, is part of the Company’s Aerospace segment.  The remaining restructuring charges recognized during the fiscal year ended September 30, 2018 consist of workforce management costs related to aligning the Company’s industrial turbomachinery business, which is part of the Company’s Industrial segment, with the then current market conditions.  All of the restructuring charges recorded during the fiscal year ended September 30, 2018 were recorded as nonsegment expenses and are expected to be paid within one year of the balance sheet date, of which $491 was paid during fiscal year 2018 related to the Company’s industrial turbomachinery business realignment.

The summary of activity in accrued restructuring charges during the six-months ended March 31, 2019 is as follows:

		Period Activity
	Balances as of October 1, 2018	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balances as of March 31, 2019
Workforce management costs associated with:
Duarte plant relocation	$12,504	$-	$(648)	$-	$11,856
Industrial turbomachinery business realignment	4,018	-	(2,249)	-	1,769
Total	$16,522	$-	$(2,897)	$-	$13,625

Note 16.  Other liabilities

	March 31,	September 30,
	2019	2018
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$89,860	$90,722
Total unrecognized tax benefits	9,700	8,582
Noncurrent income taxes payable	11,407	12,494
Deferred economic incentives (1)	12,289	13,038
Loss reserve on contractual lease commitments (2)	2,137	2,686
Cross currency swap derivative liability (3)	-	23,000
Net noncurrent contract liabilities (4)	331,264	235,300
Other	10,530	12,233
	$467,187	$398,055

(1)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects.  Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

(2)	See Note 15, Accrued liabilities for more information on the loss reserve on contractual lease commitments.
(3)	See Note 7, Financial instruments and fair value measurements for more information on the cross currency swap derivative liability.
(4)	See Note 3, Revenue, for more information on net noncurrent contract liabilities.

Note 17.  Other (income) expense, net

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Equity interest in the earnings of the JV (Note 6)	$(3,006)	$(1,006)	$(4,471)	$(1,602)
Net (gain) loss on sales of assets	121	(396)	200	(454)
Rent income	(77)	(17)	(144)	(71)
Net (gain) loss on investments in deferred compensation program	(1,656)	(46)	73	(700)
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,251)	(3,233)	(6,494)	(6,381)
Other	(170)	(148)	(382)	(358)
	$(8,039)	$(4,846)	$(11,218)	$(9,566)

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

Enactment of the Tax Act during December 2017 resulted in a discrete net charge to Woodward’s income tax expense in the amount of $14,778, which was recorded in the first quarter of fiscal year 2018.  After adjustments to amounts made throughout fiscal year 2018, the net impact of the enactment of the Tax Act was $10,860.  Woodward finalized its assessment of the income tax effects of the Tax Act in the first quarter of fiscal year 2019.

Within the calculation of Woodward’s annual effective tax rate, Woodward has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service (“IRS”), the SEC, and the FASB and/or various other tax jurisdictions.  Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to Woodward’s U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax reform legislation could have a material impact on Woodward’s future income tax expense.  Additionally, Woodward anticipates the IRS will issue additional regulations related to the Tax Act which may have an impact on Woodward’s future income tax expense.

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Earnings before income taxes	$90,168	$48,647	$151,683	$86,134
Income tax expense	12,589	10,158	24,984	29,385
Effective tax rate	14.0%	20.9%	16.5%	34.1%

The decrease in the year-over-year effective tax rate for the three-months ended March 31, 2019 is primarily attributable to a higher favorable adjustment for the net excess income tax benefits from stock-based compensation, as compared to the prior fiscal year quarter, and the reduction in the U.S. federal corporate income tax rate provided by the Tax Act.  This decrease was partially offset by the loss of the domestic production activities deduction in the current quarter, and an increase in the U.S. federal corporate income tax on estimated current year foreign earnings in the current quarter compared to the same quarter last year, both of which were a result of the Tax Act.

The decrease in the year-over-year effective tax rate for the six-months ended March 31, 2019 is primarily attributable to the income tax expense resulting from the Tax Act that was recognized in the prior fiscal year with no such charge recognized in the current fiscal year, a higher favorable adjustment for the net excess income tax benefits from stock-based compensation in the first six-months of fiscal year 2019 compared to the first six-months of the prior fiscal year, and the reduction in the U.S. federal corporate income tax rate in the six-months ended March 31, 2019, as provided by the Tax Act.  This decrease was partially offset by an increase in the U.S. federal corporate income tax on estimated current year foreign earnings in the first six-months of this year compared to the same six-month period last year, the resolution of prior year tax matters, which did not repeat in the first six-months of the current fiscal year, and the loss of the domestic production activities deduction in the six-months ended March 31, 2019.

 Gross unrecognized tax benefits were $9,431 as of March 31, 2019, and $8,364 as of September 30, 2018.  Included in the balance of unrecognized tax benefits were $3,722 as of March 31, 2019 and $3,288 as of September 30, 2018 of tax benefits that, if recognized, would affect the effective tax rate.  At this time, Woodward does not believe it is reasonably possible that the liability for unrecognized tax benefits will decrease in the next twelve months.  Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense.  Woodward had accrued gross interest and penalties of $345 as of March 31, 2019 and $279 as of September 30, 2018.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense.  Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2017 and thereafter.  In fiscal year 2018, Woodward concluded its U.S. federal income tax examinations through fiscal year 2016.  Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2014 and thereafter.  Woodward closed various audits in foreign jurisdictions in the second quarter of fiscal year 2019.  As a result, fiscal years remaining open to examination in significant foreign jurisdictions include 2016 and thereafter.

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

Most of Woodward’s U.S. employees with at least two years of service receive an annual contribution of Woodward stock, equal to 5% of their eligible prior year wages, to their personal Woodward Retirement Savings Plan accounts.  Woodward fulfilled its annual Woodward stock contribution obligation using shares held in treasury stock by issuing a total of 158 shares of common stock for a value of $14,846 in the second quarter of fiscal year 2019, compared to a total of 202 shares of common stock for a value of $14,741 in the second quarter of fiscal year 2018.

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Company costs	$9,086	$8,716	$17,457	$16,595

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

On October 26, 2018, the High Court of Justice in the United Kingdom (the “High Court”) issued a ruling (the “Court Ruling”) requiring defined benefit plan sponsors in the United Kingdom to equalize benefits payable to men and women under its United Kingdom defined benefit pension plans by amending those plans to increase the pension benefits payable to participants that accrued such benefits during the period from 1990 to 1997.  In the Court Ruling, the High Court also provided details on acceptable alternative methods of amending plans to equalize the pension benefits.  Woodward has initially concluded that Court Ruling is applicable to its defined benefit pension plan in the United Kingdom and will make the necessary plan amendments.  Based on its initial estimates, Woodward does not believe the Court Ruling represents a significant event requiring a remeasurement of its United Kingdom defined benefit pension plan’s obligation and assets as of March 31, 2019.

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended March 31,
	United States		Other Countries		Total
	2019	2018	2019	2018	2019	2018
Service cost	$362	$411	$512	$165	$874	$576
Interest cost	1,596	1,501	485	344	2,081	1,845
Expected return on plan assets	(2,997)	(2,903)	(672)	(717)	(3,669)	(3,620)
Amortization of:
Net actuarial loss	155	149	73	75	228	224
Prior service cost	178	178	-	-	178	178
Net periodic retirement pension (benefit) cost	$(706)	$(664)	$398	$(133)	$(308)	$(797)
Contributions paid	$-	$-	$509	$119	$509	$119

	Six-Months Ended March 31,
	United States		Other Countries		Total
	2019	2018	2019	2018	2019	2018
Service cost	$725	$822	$1,024	$323	$1,749	$1,145
Interest cost	3,192	3,002	965	673	4,157	3,675
Expected return on plan assets	(5,993)	(5,807)	(1,334)	(1,403)	(7,327)	(7,210)
Amortization of:
Net actuarial loss	309	299	144	147	453	446
Prior service cost	355	355	-	-	355	355
Net periodic retirement pension (benefit) cost	$(1,412)	$(1,329)	$799	$(260)	$(613)	$(1,589)
Contributions paid	$-	$-	$1,063	$431	$1,063	$431

The components net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings.  The interest cost component is include in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$2	$2	$3	$4
Interest cost	289	291	577	583
Amortization of:
Net actuarial loss	14	24	28	48
Prior service benefit	(2)	(39)	(3)	(79)
Curtailment gain	-	-	-	(330)
Net periodic other postretirement cost	$303	$278	$605	$226
Contributions paid	$704	$1,009	$1,077	$1,235

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

Retirement pension benefits:
United States	$-
United Kingdom	345
Japan	-
Germany	418
Other postretirement benefits	2,538

Multiemployer defined benefit plans

Woodward operates multiemployer defined benefit plans for certain employees in both the Netherlands and Japan.  The amounts of contributions associated with the multiemployer defined benefit plans were as follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Company contributions	$61	$87	$138	$167

Note 20.  Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, Woodward’s board of directors terminated the Company’s prior stock repurchase program (the “Prior Repurchase Program”) and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019 (the “2017 Authorization”).  In the first half of fiscal year 2019, Woodward purchased 456 shares of its common stock for $43,253 under the 2017 Authorization pursuant to a 10b5-1 plan.  Woodward repurchased no common stock under the 2017 Authorization in the first half of fiscal year 2018.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan.  As of September 14, 2016, the effective date of the 2017 Plan, Woodward’s board of directors delegated authority to administer the 2017 Plan to the compensation committee of the board (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards.  On January 30, 2019, Woodward’s stockholders approved an additional 1,400 shares of Woodward’s common stock to be made available for future grants.  Under the 2017 Plan, there were approximately 1,805 shares of Woodward’s common stock available for future grants as of March 31, 2019.

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

	Three-Months Ended						Six-Months Ended
	March 31,						March 31,
	2019			2018			2019			2018
Weighted-average exercise price per share	$77.12			$72.01			$79.12			$78.91
Weighted-average grant date market value of Woodward stock	$77.12			$72.01			$79.12			$78.91
Expected term (years)	6.5			6.4			6.5	-	8.7	6.4	-	8.7
Estimated volatility	25.8%	-	26.0%	29.1%			25.7%	-	31.0%	29.1%	-	32.7%
Estimated dividend yield	0.7%	-	0.8%	0.8%			0.7%	-	0.8%	0.6%	-	0.8%
Risk-free interest rate	2.6%			2.7%	-	2.8%	2.6%	-	3.1%	2.1%	-	2.8%

The following is a summary of the activity for stock option awards during the three and six-months ended March 31, 2019:

	Three-Months Ended		Six-Months Ended
	March 31, 2019		March 31, 2019
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	6,173	$49.40	5,611	$45.42
Options granted	226	77.12	900	79.12
Options exercised	(638)	32.57	(745)	32.41
Options expired	(1)	78.97	(1)	78.97
Options forfeited	(27)	68.35	(32)	68.73
Options, ending balance	5,733	52.27	5,733	52.27

Changes in non-vested stock options during the three and six-months ended March 31, 2019 were as follows:

	Three-Months Ended		Six-Months Ended
	March 31, 2019		March 31, 2019
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Non-vested options outstanding, beginning balance	1,862	$$23.50	1,988	$21.64
Options granted	226	$22.22	900	23.99
Options vested	(3)	$25.56	(798)	19.80
Options forfeited	(27)	$22.82	(32)	23.00
Non-vested options outstanding, ending balance	2,058	$23.36	2,058	23.36
Information about stock options that have vested, or are expected to vest, and are exercisable at March 31, 2019 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,733	$52.27	6.1	$262,179
Options vested and exercisable	3,675	41.53	4.8	207,524
Options vested and expected to vest	5,608	51.74	6.1	259,403

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

A summary of the activity for restricted stock units for the three and six-months ended March 31, 2019:

	Three-Months Ended		Six-Months Ended
	March 31, 2019		March 31, 2019
	Number	Fair Value per Share	Number	Fair Value per Share
Beginning balance	10	$82.71	10	$82.71
Shares granted	-	n/a	-	n/a
Shares vested	-	n/a	-	n/a
Shares forfeited	-	n/a	-	n/a
Ending balance	10	82.71	10	82.71

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

At March 31, 2019, there was approximately $15,970 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards.  The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others.  The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

On April 9, 2019, German wind turbine manufacturer, Senvion GmbH (“Senvion”), a customer of Woodward’s renewables business, announced that it filed for self-administration insolvency proceedings.  In parallel, Senvion announced that it has sought financing to secure the continuation of its operations, which it announced may allow the company to successfully exit the insolvency process.  On April 17, 2019, Senvion announced that it signed a €100,000 bulk loan agreement with its lenders and major bondholders to enable the company to continue its business activities.  As the proceedings are in the early stages, Woodward will continue to analyze any financial and commercial impact of the Senvion insolvency proceedings, including any adverse effect the proceedings may have on its financial results.  Management believes any such effect would not be material to Woodward as a whole, although it could potentially be significant to Woodward’s renewables business.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Six-Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Segment external net sales:
Aerospace	$482,954	$386,343	$875,841	$692,248
Industrial	275,890	161,906	535,814	326,149
Total consolidated net sales	$758,844	$548,249	$1,411,655	$1,018,397
Segment earnings:
Aerospace	$101,722	$74,656	$174,576	$119,897
Industrial	27,128	10,687	56,297	30,468
Nonsegment expenses	(27,496)	(28,344)	(56,497)	(47,370)
Interest expense, net	(11,186)	(8,352)	(22,693)	(16,861)
Consolidated earnings before income taxes	$90,168	$48,647	$151,683	$86,134

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net.  A summary of consolidated total assets, consolidated depreciation and amortization and consolidated capital expenditures follows:

	March 31, 2019	September 30, 2018
Segment assets:
Aerospace	$1,881,956	$1,805,892
Industrial	1,669,765	1,642,462
Unallocated corporate property, plant and equipment, net	89,807	102,083
Other unallocated assets	324,421	240,212
Consolidated total assets	$3,965,949	$3,790,649

Note 23.  Subsequent events

On May 2, 2019, Woodward’s board of directors declared a quarterly cash dividend of $0.1625 per share, payable on June 3, 2019, to stockholders of record as of May 20, 2019.

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

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including:

•a decline in our customers’ business, or our business with, or financial distress, bankruptcy or insolvency of, our significant customers;

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

OVERVIEW

New Accounting Policy

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all subsequently issued supplemental and/or clarifying ASUs related to ASU 2014-09 (collectively “ASC 606”) on October 1, 2018 and elected the modified retrospective transition method.  The results for periods prior to fiscal year 2019 were not adjusted for the new standard and the cumulative effect of the change in accounting of $28,927 was recognized as a net increase to retained earnings at the date of adoption.  Overall, we continue to believe the net earnings impact of the adoption of ASC 606, when compared to net earnings under the previous guidance, will not be material for the full fiscal year 2019.  However, we also continue to believe that there will be ongoing quarterly variability in both sales and net earnings resulting from the adoption of ASC 606 as compared to the prior year amounts presented under the previous guidance.  The adoption of ASC 606 has no impact on our cash flows.

In the following discussion and analysis of the results of operations and liquidity, we compare the results for the three and six-months ended March 31, 2019, which were prepared under ASC 606, to the results for the three and six-months ended March 31, 2018, which were prepared under the previous guidance, ASC 605.  In instances where the change in accounting resulting from the adoption of ASC 606 is considered to be significant, we have identified the impact of ASC 606 on the current period results, which management believes improves comparability to the prior period results prepared under ASC 605.

The following table sets forth a comparison of select financial results as accounted for under both ASC 606 and ASC 605.  The financial results for the three and six-months ended March 31, 2019 are presented under the current guidance of ASC 606 and as if prepared under the previous guidance of ASC 605.  We believe this improves the comparability of the financial results between the periods presented.  The select financial results are presented on both an as reported basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and an as adjusted basis, which represent non-U.S. GAAP financial measures.  The as adjusted non-U.S. GAAP financial measures, which differ from the same financial measure under U.S. GAAP under ASC 606 and ASC 605, include adjusted net earnings, adjusted earnings per share, and adjusted industrial segment earnings.  A description of these measures as well as a reconciliation of these non-U.S.GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

	As reported (U.S. GAAP)			As adjusted (Non-U.S. GAAP)
	Three-Months Ended March 31,			Three-Months Ended March 31,
	2019		2018	2019		2018
	ASC 606	ASC 605	ASC 605	ASC 606	ASC 605	ASC 605
Net Sales:
Aerospace segment	$482,954	$449,766	$386,343	$482,954	$449,766	$386,343
Industrial segment	275,890	273,461	161,906	275,890	273,461	161,906
Total consolidated net sales	$758,844	$723,227	$548,249	$758,844	$723,227	$548,249
Earnings:
Aerospace segment	$101,722	$92,264	$74,656	$101,722	$92,264	$74,656
Segment earnings as a percent of segment net sales	21.1%	20.5%	19.3%	21.1%	20.5%	19.3%
Industrial segment	$27,128	$26,531	$10,687	$36,113	$35,516	$10,687
Segment earnings as a percent of segment net sales	9.8%	9.7%	6.6%	13.1%	13.0%	6.6%
Consolidated net earnings	$77,579	$69,628	$38,489	$90,257	$82,306	$52,357
Consolidated diluted earnings per share	$1.20	$1.08	$0.60	$1.40	$1.28	$0.82

	As reported (U.S. GAAP)			As adjusted (Non-U.S. GAAP)
	Six-Months Ended March 31,			Six-Months Ended March 31,
	2019		2018	2019		2018
	ASC 606	ASC 605	ASC 605	ASC 606	ASC 605	ASC 605
Net Sales:
Aerospace segment	$875,841	$822,431	$692,248	$875,841	$822,431	$692,248
Industrial segment	535,814	533,437	326,149	535,814	533,437	326,149
Total consolidated net sales	$1,411,655	$1,355,868	$1,018,397	$1,411,655	$1,355,868	$1,018,397
Earnings:
Aerospace segment	$174,576	$167,147	$119,897	$174,576	$167,147	$119,897
Segment earnings as a percent of segment net sales	19.9%	20.3%	17.3%	19.9%	20.3%	17.3%
Industrial segment	$56,297	$57,040	$30,468	$74,793	$75,536	$30,468
Segment earnings as a percent of segment net sales	10.5%	10.7%	9.3%	14.0%	14.2%	9.3%
Consolidated net earnings	$126,699	$121,428	$56,749	$151,903	$146,632	$85,395
Consolidated diluted earnings per share	$1.97	$1.89	$0.89	$2.36	$2.28	$1.34

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

Financial information for Woodward L’Orange is reflected in our financial statements from the date of the Closing.  As a result of this acquisition, a comparison of results for the three and six-months ended March 31, 2019 to the three and six-months ended March 31, 2018 may not be particularly meaningful with regard to the performance of Woodward’s organic business.  References to “organic” sales relate to net sales of Woodward businesses excluding those attributable to Woodward L’Orange.

Operational Highlights

Quarter to Date Highlights

Net sales for the second quarter of fiscal year 2019 were $758,844, an increase of 38.4% from $548,249 for the prior year’s second quarter.  Net sales for the second quarter of fiscal year 2019 include additional net sales of $35,617 recognized under ASC 606 that would not have been recognized under the previous guidance.  Organic net sales for the second quarter of fiscal year 2019, which excludes $87,986 of net sales attributable to Woodward L’Orange, were $670,858, an increase of 22.4% compared to reported net sales for the second quarter of fiscal year 2018.  Organic net sales for the second quarter of fiscal year 2019 include additional net sales of $33,025 recognized under ASC 606 that would not have been recognized under the previous guidance.  Foreign currency exchange rates had an unfavorable impact on net sales of $9,532 for the second quarter of fiscal year 2019.

Aerospace segment net sales for the second quarter of fiscal year 2019 were up 25.0% to $482,954, compared to $386,343 for the second quarter of the prior fiscal year.  Aerospace segment net sales for the second quarter of fiscal year

2019 include additional net sales of $33,188 recognized under ASC 606 that would not have been recognized under the previous guidance.  Industrial segment net sales for the second quarter of fiscal year 2019 were up 70.4% to $275,890, compared to $161,906 for the second quarter of the prior fiscal year.  Industrial segment sales for the second quarter of fiscal year 2019 include additional net sales of $2,429 recognized under ASC 606 that would not have been recognized under the previous guidance.  Organic Industrial segment net sales, which excludes $87,986 of net sales attributable to Woodward L’Orange, were $187,904, up 16.1% compared to the second quarter of the prior year.  ASC 606 did not have a significant effect on organic Industrial net sales in the second quarter of fiscal year 2019.

Net earnings for the second quarter of fiscal year 2019 were $77,579, or $1.20 per diluted share, compared to $38,489, or $0.60 per diluted share, for the second quarter of fiscal year 2018.  Net earnings for the second quarter of fiscal year 2019 include an increase in net earnings of $7,951, or $0.12 per diluted share, as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  Adjusted net earnings for the second quarter of fiscal year 2019 were $90,257, or adjusted earnings per share of $1.40 per diluted share, compared to adjusted net earnings of $52,357, or $0.82 per diluted share, for the second quarter of fiscal year 2018.  Adjusted net earnings for the second quarter of fiscal year 2019 include an increase in net earnings of $7,951, or $0.12 per diluted share, as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  Gross margin differences, net of tax, associated with the timing of sales under ASC 606 compared to those under the previous guidance resulted in higher net earnings associated with the increased sales.

The effective tax rate in the second quarter of fiscal year 2019 was 14.0%, compared to 20.9% for the second quarter of the prior fiscal year.  The prior fiscal year effective tax rate includes the impact of the changes in the U.S. federal tax law enacted in December 2017.

Earnings before interest and taxes (“EBIT”) for the second quarter of fiscal year 2019 were $101,354, an increase of 77.8% from $56,999 in the second quarter of fiscal year 2018.  EBIT for the second quarter of fiscal year 2019 includes an increase in EBIT of $10,069 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal year 2019 were $138,211, up 74.9% from $79,011 for the second quarter of fiscal year 2018.  EBITDA for the second quarter of fiscal year 2019 includes an increase in EBITDA of $10,069 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  Adjusted EBIT and adjusted EBITDA for the second quarter of fiscal year 2019 were $119,500 and $147,372, respectively, compared to $75,547 and $97,559, respectively, for the second quarter of fiscal year 2018.  Adjusted EBIT and adjusted EBITDA for the second quarter of fiscal year 2019 each include an increase of $10,069 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.

 Aerospace segment earnings as a percent of segment net sales were 21.1% in the second quarter of fiscal year 2019, compared to 19.3% in the second quarter of the prior fiscal year.  Excluding the impact of the change in accounting following the adoption of ASC 606, Aerospace segment earnings as a percent of net sales were 20.5% in the second quarter of fiscal year 2019.  Industrial segment earnings as a percent of segment net sales were 9.8% in the second quarter of fiscal year 2019, compared to 6.6% in the second quarter of the prior fiscal year.  Excluding the impact of the change in accounting following the adoption of ASC 606, Industrial segment earnings as a percent of net sales were 9.7% in the second quarter of fiscal year 2019. Adjusted Industrial segment earnings as a percentage of segment net sales were 13.1% for the second quarter of fiscal year 2019.  Excluding the impact of the change in accounting following the adoption of ASC 606, adjusted Industrial segment earnings as a percent of net sales were 13.0% for the same period.

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

Year to Date Highlights

Net sales for the first half of fiscal year 2019 were $1,411,655, an increase of 38.6% from $1,018,397 for the first half of the prior fiscal year.  Net sales for the first half of fiscal year 2019 include additional net sales of $55,787 recognized under ASC 606 that would not have been recognized under the previous guidance.  Organic net sales for the first half of fiscal year 2019, which exclude $175,666 of net sales attributable to L’Orange, were $1,235,989, an increase of 21.4% compared to the first half of fiscal year 2018.  Organic net sales for the first half of fiscal year 2019 include additional net sales of $56,734 recognized under ASC 606 that would not have been recognized under the previous guidance.  Foreign currency exchange rates had an unfavorable impact on net sales of $14,255 for the first half of fiscal year 2019.  Aerospace segment net sales for the first half of fiscal year 2019 were up 26.5% to $875,841, compared to $692,248 for the first half of the prior fiscal year.  Aerospace segment net sales for the first half of fiscal year 2019 include additional net sales of $53,410 recognized under ASC 606 that would not have been recognized under the previous guidance.  Industrial segment net sales for the first half of fiscal year 2019 were $535,814, up 64.3% compared to $326,149 for the first half of fiscal year 2018. Industrial segment net sales for the first half of fiscal year 2019 include additional net sales of $2,377 recognized under ASC 606 that would not have been recognized under the previous guidance.  Organic Industrial segment net sales, which exclude $175,666 of net sales attributable to L’Orange, were $360,148, up 10.4% compared to the first half of the prior fiscal year.  Organic Industrial segment net sales for the first half of fiscal year 2019 include additional net sales of $3,324 recognized under ASC 606 that would not have been recognized under the previous guidance.

Net earnings for the first half of fiscal year 2019 were $126,699, or $1.97 per diluted share, compared to $56,749, or $0.89 per diluted share, for the first half of fiscal year 2018.  Net earnings for the first half of fiscal year 2019 include an increase in net earnings of $5,271, or $0.08 per diluted share, as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  Adjusted net earnings for the first half of fiscal year 2019 were $151,903, or adjusted earnings per share of $2.36 per diluted share, compared to adjusted net earnings of $85,395, or $1.34 per diluted share, for the first half of fiscal year 2018.    Adjusted net earnings for the first half of fiscal year 2019 include an increase in net earnings of $5,271, or $0.08 per diluted share, as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  Gross margin differences, net of tax, associated with the timing of sales under ASC 606 compared to those under the previous guidance resulted in lower accretion of net earnings associated with the increased sales.

The effective tax rate in the first half of fiscal year 2019 was 16.5%, compared to 34.1% for the first half of the prior fiscal year.  The prior fiscal year effective tax rate includes the impact of the changes in the U.S. federal tax law enacted in December 2017.

EBIT for the first half of fiscal year 2019 was $174,376, up 69.3% from $102,995 in the same period of fiscal year 2018.  EBIT for the first half of fiscal year 2019 includes an increase in EBIT of $6,701 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  EBITDA for the first half of fiscal year 2019 was $249,874, up 71.1% from $146,077 for the same period of fiscal year 2018.  EBITDA for the first half of fiscal year 2019 includes an increase in EBITDA of $6,701 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  Adjusted EBIT and adjusted EBITDA for the first half of fiscal year 2019 were $208,996 and $265,998, respectively, compared to $121,543 and $164,625, respectively, for the first half of fiscal year 2018.  Adjusted EBIT and adjusted EBITDA for the first half of fiscal year 2019 each include an increase of $6,701 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.

Aerospace segment earnings as a percent of segment net sales increased to 19.9% in the first half of fiscal year 2019 from 17.3% in the first half of the prior fiscal year.  Excluding the impact of the change in accounting following the adoption of ASC 606, Aerospace segment earnings as a percent of segment net sales were 20.3% in the first half of fiscal year 2019.  Industrial segment earnings as a percent of segment net sales in the first half of fiscal year 2019 increased to 10.5% from 9.3% in the first half of the prior fiscal year.  Excluding the impact of the change in accounting following the adoption of ASC 606, Industrial segment earnings as a percent of segment net sales were 10.7% in the first half of fiscal year 2019.  Adjusted Industrial segment earnings as a percent of segment net sales were 14.0% for the first half of fiscal year 2019.  Excluding the impact of the change in accounting following the adoption of ASC 606, adjusted Industrial segment earnings as a percent of segment net sales were 14.2% for the first half of fiscal year 2019.

Liquidity Highlights

Net cash provided by operating activities for the first half of fiscal year 2019 was $140,954, compared to $56,718 for the first half of fiscal year 2018.  The increase in net cash provided by operating activities in the first half of fiscal year 2019 compared to the first half of the prior fiscal year is primarily attributable to increased earnings and the timing of certain cash payments for accounts payable in the first half of fiscal year 2019, partially offset by lower cash receipts due to the timing of sales in the period.

For the first half of fiscal year 2019, free cash flow, which we define as net cash flows from operating activities less payments for property, plant and equipment, was $86,613, compared to an outflow of $1,760 for the first half of fiscal year 2018.  (A reconciliation of free cash flow, a non-U.S. GAAP financial measure, to the closest U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

At March 31, 2019, we held $65,303 in cash and cash equivalents, and had total outstanding debt of $1,160,468 with additional borrowing availability of $698,700, net of outstanding letters of credit, under our revolving credit agreement.  At March 31, 2019, we had additional borrowing capacity of $7,514 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Six-Months Ended
	March 31, 2019	% of Net Sales	March 31, 2018	% of Net Sales	March 31, 2019	% of Net Sales	March 31, 2018	% of Net Sales
Net sales	$758,844	100%	$548,249	100%	$1,411,655	100%	$1,018,397	100%
Costs and expenses:
Cost of goods sold	566,841	74.7	402,159	73.4	1,059,015	75.0	749,786	73.6
Selling, general, and administrative expenses	54,857	7.2	39,755	7.3	106,784	7.6	86,214	8.5
Research and development costs	43,831	5.8	37,169	6.8	82,698	5.9	71,955	7.1
Restructuring charges	-	-	17,013	3.1	-	-	17,013	1.7
Interest expense	11,480	1.5	8,823	1.6	23,358	1.7	17,695	1.7
Interest income	(294)	(0.0)	(471)	(0.1)	(665)	(0.0)	(834)	(0.1)
Other (income) expense, net	(8,039)	(1.1)	(4,846)	(0.9)	(11,218)	(0.8)	(9,566)	(0.9)
Total costs and expenses	668,676	88.1	499,602	91.1	1,259,972	89.3	932,263	91.5
Earnings before income taxes	90,168	11.9	48,647	8.9	151,683	10.7	86,134	8.5
Income tax expense	12,589	1.7	10,158	1.9	24,984	1.8	29,385	2.9
Net earnings	$77,579	10.2	$38,489	7.0	$126,699	9.0	$56,749	5.6

Other select financial data:

	March 31,	September 30,
	2019	2018
Working capital	$601,480	$523,619
Short-term borrowings	160,000	153,635
Total debt	1,160,468	1,246,032
Total stockholders' equity	1,692,851	1,538,104

Net Sales

Consolidated net sales for the second quarter of fiscal year 2019 increased by $210,595, or 38.4%, compared to the same period of fiscal year 2018.  Consolidated net sales for the first half of fiscal year 2019 increased by $393,258, or 38.6%, compared to the same period of fiscal year 2018.  Net sales for the second quarter and first half of fiscal year 2019 include additional net sales of $35,617 and $55,787, respectively, recognized under ASC 606 that would not have been recognized under the previous guidance.  Net sales for the second quarter and first half of fiscal year 2019 under ASC 606 were increased primarily as a result of customer provided inventory required to be included in net sales (“noncash consideration”).  Organic consolidated net sales for the second quarter of fiscal year 2019, which excludes $87,986 of net sales attributable to Woodward L’Orange, increased by 22.4%, compared to the same period of fiscal year 2018.  Organic consolidated net sales for the first half of fiscal year 2019, which excludes $175,666 of net sales attributable to Woodward L’Orange, increased by 21.4%, compared to the same period of fiscal year 2018.  Organic net sales for the second quarter and first half of fiscal year 2019 include additional net sales of $33,025 and $56,734, respectively, recognized under ASC 606 that would not have been recognized under the previous guidance.

Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Six-Month Period
Consolidated net sales for the period ended March 31, 2018	$548,249	$1,018,397
Aerospace volume	63,947	132,902
Industrial volume	34,527	47,441
L’Orange acquisition	87,986	175,666
Noncash consideration	27,705	44,762
Effects of changes in price and sales mix	5,962	6,742
Effects of changes in foreign currency rates	(9,532)	(14,255)
Consolidated net sales for the period ended March 31, 2019	$758,844	$1,411,655

The increase in net sales for the second quarter and first half of fiscal year 2019 is primarily attributable to robust commercial and defense original equipment manufacturer (“OEM”) and commercial and defense aftermarket sales in the Aerospace segment.  In the Industrial segment, the increase in organic net sales volumes is primarily attributable to increased sales in our reciprocating engine business.

Costs and Expenses

Cost of goods sold increased by $164,682 to $566,841, or 74.7% of net sales, for the second quarter of fiscal year 2019, from $402,159, or 73.4% of net sales, for the second quarter of fiscal year 2018.  Cost of goods sold increased by $309,229 to $1,059,015, or 75.0% of net sales, for the first half of fiscal year 2019 from $749,786, or 73.6% of net sales, for the first half of fiscal year 2018.  The increase in cost of goods sold in the second quarter and first half of fiscal year 2019 as compared to the same periods of the prior year is primarily attributable to higher sales volume, additional costs of goods sold attributable to Woodward L’Orange sales, additional costs of goods sold attributable to noncash consideration from customer supplied inventory recognized under ASC 606, and higher manufacturing costs related to increased capacity expansion costs to support higher production levels.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 25.3% for the second quarter of fiscal year 2019, compared to 26.6% for the second quarter of fiscal year 2018.  The decrease in gross margin is primarily attributable to the amortization of the acquired Woodward L’Orange backlog intangible asset, which is recognized as a noncash increase to cost of goods sold, higher manufacturing costs related to increased capacity expansion costs to support increased production levels, and noncash consideration recognized under ASC 606, partially offset by a favorable mix of high gross margin sales in our Aerospace segment resulting from the quarterly variability of when the associated revenue was recognized under ASC 606.  Noncash consideration negatively impacts gross margin as the inventory recognized as net sales under a noncash consideration transaction is reflected in cost of goods sold at an amount equal to the sales value.

Gross margin was 25.0% for the first half of fiscal year 2019, compared to 26.4% for the first half of fiscal year 2018.  The decrease in gross margin is primarily attributable to the amortization of the acquired Woodward L’Orange backlog intangible asset, which is recognized as a noncash increase to cost of goods sold, and higher manufacturing costs related to increased capacity expansion costs to support increased production levels.  Gross margin for the first half of fiscal year 2019 was further negatively impacted by noncash consideration recognized under ASC 606.

Selling, general and administrative expenses increased by $15,102, or 38.0%, to $54,857 for the second quarter of fiscal year 2019, compared to $39,755 for the second quarter of fiscal year 2018.  Selling, general, and administrative expenses increased by $20,570, or 23.9%, to $106,784 for the first half of fiscal year 2019, compared to $86,214 for the first half of fiscal year 2018.  Selling, general, and administrative expenses as a percentage of net sales decreased slightly to 7.2% for the second quarter of fiscal year 2019, compared to 7.3% for the second quarter of fiscal year 2018 and 7.6% for the first half of fiscal year 2019, compared to 8.5% for the first half of fiscal year 2018.

The increase in selling, general, and administrative expenses for both the second quarter and first half of fiscal year 2019 is attributable to Woodward L’Orange selling, general and administrative expenses, and an increase in variable compensation related to the strong financial performance in the first half of the fiscal year.

Research and development costs increased by $6,662, or 21.4%, to $43,831 for the second quarter of fiscal year 2019, as compared to $37,169 for the second quarter of fiscal year 2018.  Research and development costs as a percentage of net sales decreased to 5.8% for the second quarter of fiscal year 2019, as compared to 6.8% for the second quarter of fiscal year 2018.  Research and development costs increased by $10,743, or 16.7%, to $82,698 for the first half of fiscal year 2019, as compared to $71,955 for the first half of fiscal year 2018.  Research and development costs decreased as a percentage of net sales to 5.9% for the first half of fiscal year 2019, as compared to 7.1% for the first half of fiscal year 2018.

Research and development costs in the second quarter and first half of fiscal year 2019 were higher due to research and development costs attributable to Woodward L’Orange and an increase in variable compensation related to the strong financial performance in the first half of the fiscal year.  Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Restructuring charges of $17,013 in the second quarter and first half of fiscal year 2018 related primarily to our decision in the second quarter of fiscal year 2018 to relocate our Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado (the “Duarte Relocation”).  Also included in the restructuring charges of $17,013 for the second quarter and first half of fiscal year 2018 were workforce management costs related to our ongoing effort to align our industrial turbomachinery business, which is part of our Industrial segment, with the then current market conditions.  All of the restructuring charges recorded in the second quarter and first half of fiscal 2018 were recorded as nonsegment expenses.  There were no restructuring charges recorded in the second quarter or first half of fiscal year 2019.

Interest expense increased by 2,657, or 30.1%, to $11,480, for the second quarter of fiscal year 2019, compared to $8,823 for the second quarter of fiscal year 2018.  Interest expense decreased slightly as a percentage of net sales to 1.5% for the second quarter of fiscal year 2019, as compared to 1.6% for the second quarter of fiscal year 2018.  Interest expense increased by $5,663, or 32.0%, to $23,358 for the first half of fiscal year 2019, as compared to $17,695 for the first half of fiscal year 2018.  Interest expense as a percentage of net sales was 1.7% for both the first half of fiscal year 2019 and fiscal year 2018.  The increase in interest expense in the second quarter and first half of fiscal year 2019 compared to the same periods of fiscal year 2018 is due to the additional interest expense associated with the financing of the L’Orange Acquisition.  Related to the acquisition, in the third quarter of fiscal year 2018 we issued an aggregate principal amount of $400,000 of senior unsecured notes in a series of private placement transactions and borrowed $167,420 under our revolving credit agreement to fund the acquisition.

Income taxes were provided at an effective rate on earnings before income taxes of 14.0% for the second quarter and 16.5% for the first half of fiscal year 2019, compared to 20.9% for the second quarter and 34.1% for the first half of fiscal year 2018.  The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

		Three-Month		Six-Month
		Period		Period
Effective tax rate for the period ended March 31, 2018		20.9%		34.1%
Current year effect of U.S. federal corporate rate reduction		(3.5)		(3.5)
Impact of the Tax Act:
Effect of U.S. federal corporate rate reduction on net U.S. deferred tax liability	(0.9)		18.0
Transition tax	-		(30.2)
Increased deferred tax liability associated with anticipated repatriation taxes	-		(5.9)
Net impact of enactment of the Tax Act		(0.9)		(18.1)

Taxes on international activities		1.9		4.6
Research and experimentation credit		0.4		0.4
Adjustment of prior period tax items		-		2.1
Net excess income tax benefit from stock-based compensation		(6.9)		(4.5)
Domestic production activities deduction		1.5		1.5
Other		0.6		(0.1)
Effective tax rate for the period ended March 31, 2019		14.0%		16.5%

The decrease in the year-over-year effective tax rate for the three-months ended March 31, 2019 is primarily attributable to a higher favorable adjustment for the net excess income tax benefits from stock-based compensation, as compared to the prior fiscal year quarter, and the reduction in the U.S. federal corporate income tax rate resulting from the enactment of “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal year 2018” (the “Tax Act”) (also known as “The Tax Cuts and Jobs Act”).  This decrease was partially offset by the loss of the domestic production activities deduction in the current quarter, and an increase in the U.S. federal corporate income tax on estimated current fiscal year foreign earnings in the current quarter compared to the same quarter last fiscal year, both of which were a result of the Tax Act.

The decrease in the year-over-year effective tax rate for the six-months ended March 31, 2019 is primarily attributable to the income tax expense resulting from the Tax Act that was recognized in the prior fiscal year with no such charge recognized in the current fiscal year, a higher favorable adjustment for the net excess income tax benefits from stock-based compensation in the first six-months of fiscal year 2019 compared to the first six-months of the prior fiscal year, and the reduction in the U.S. federal corporate income tax rate in the six-months ended March 31, 2019, as provided by the Tax Act.  This decrease was partially offset by an increase in the U.S. federal corporate income tax on estimated current year foreign earnings in the first six-months of this year compared to the same six-month period last year, the resolution of prior year tax matters, which did not repeat in the first six-months of the current fiscal year, and the loss of the domestic production activities deduction in the six-months ended March 31, 2019.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time.  Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense.  Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2017 and thereafter.  In fiscal year 2018, Woodward concluded its U.S. federal income tax examinations through fiscal year 2016.  Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2014 and thereafter.  Woodward closed various audits in foreign jurisdictions in the second quarter of fiscal year 2019.  As a result, fiscal years remaining open to examination in significant foreign jurisdictions include 2016 and thereafter.

Segment Results

The following table presents sales by segment:

	Three-Months Ended March 31,				Six-Months Ended March 31,
	2019		2018		2019		2018
Net sales:
Aerospace	$482,954	63.6%	$386,343	70.5%	$875,841	62.0%	$692,248	68.0%
Industrial	275,890	36.4	161,906	29.5	535,814	38.0	326,149	32.0
Consolidated net sales	$758,844	100.0%	$548,249	100.0%	$1,411,655	100.0%	$1,018,397	100.0%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2019	2018	2019	2018
Aerospace	$101,722	$74,656	$174,576	$119,897
Industrial	27,128	10,687	56,297	30,468
Nonsegment expenses	(27,496)	(28,344)	(56,497)	(47,370)
Interest expense, net	(11,186)	(8,352)	(22,693)	(16,861)
Consolidated earnings before income taxes	90,168	48,647	151,683	86,134
Income tax expense	(12,589)	(10,158)	(24,984)	(29,385)
Consolidated net earnings	$77,579	$38,489	$126,699	$56,749

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2019	2018	2019	2018
Aerospace	21.1%	19.3%	19.9%	17.3%
Industrial	9.8%	6.6%	10.5%	9.3%

Aerospace

Aerospace segment net sales increased by $96,611, or 25.0% to $482,954 for the second quarter of fiscal year 2019, compared to $386,343 for the second quarter of fiscal year 2018.  Aerospace segment net sales increased by $183,593, or 26.5%, to $875,841 for the first half of fiscal year 2019, compared to $692,248 for the same period of fiscal year 2018.  Aerospace segment net sales for the second quarter and first half of fiscal year 2019 include additional net sales of $33,188 and $53,410, respectively, recognized under ASC 606 that would not have been recognized under the previous guidance. The remaining increase in segment net sales for the second quarter and first half of fiscal year 2019, as compared to the same periods of fiscal year 2018, was driven by increased sales volume across commercial and military OEM and aftermarket programs as a result of continued momentum in next generation aircraft production, higher defense spending, and increased aircraft utilization.

Commercial OEM sales were up in the second quarter and first half of fiscal year 2019 as compared to the same periods of fiscal year 2018, driven by production of next generation narrowbody commercial aircraft on which we have increased content.

Commercial aftermarket sales increased in the second quarter and first half of fiscal year 2019 as compared to the same periods of fiscal year 2018, continuing to benefit from both the increased utilization of existing fleets and the initial provisioning for new platforms.

U.S. government funds continue to be prioritized for defense platforms on which we have content.  Defense OEM sales increased in the second quarter and first half of fiscal year 2019 compared to the same periods of fiscal year 2018, driven primarily by continued strong demand for smart weapons, as well as growing international demand for various other military programs.  Sales of fixed wing platforms continued to improve compared to the second quarter of the prior fiscal year resulting in a substantial increase year-to-date as compared to the same period last year.  Defense aftermarket sales remained strong in the second quarter of fiscal year 2019, although we expect some ongoing variability in the timing of continued maintenance needs and upgrade programs.

Aerospace segment earnings increased by $27,066, or 36.3%, to $101,722 for the second quarter of fiscal year 2019, compared to $74,656 for the second quarter of fiscal year 2018.  Aerospace segment earnings increased by $54,679, or 45.6%, to $174,576 for the first half of fiscal year 2019, compared to $119,897 for the first half of fiscal year 2018.  Aerospace segment earnings for the second quarter and first half of fiscal year 2019 include an increase in segment earnings of $9,458 and $7,429, respectively, as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  Fluctuations in Aerospace segment earnings as a percentage of additional revenue recognized under ASC 606 are a result of gross margin differences associated with the timing of sales under ASC 606 compared to those under the previous guidance.

The net increase in Aerospace segment earnings for the second quarter and first half of fiscal year 2019 was due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2018	$74,656	$119,897
Sales volume	35,485	69,294
Price, sales mix and productivity	12,935	8,878
Production capacity expansion costs	(5,016)	(6,806)
Other, net	(16,338)	(16,687)
Earnings for the period ended March 31, 2019	$101,722	$174,576

Aerospace segment earnings as a percentage of segment net sales were 21.1% for the second quarter and 19.9% for the first half of fiscal year 2019, compared to 19.3% for the second quarter and 17.3% for the first half of fiscal year 2018.  Excluding the impact of the change in accounting following the adoption of ASC 606, Aerospace segment earnings as a percent of net sales were 20.5% for the second quarter and 20.3% for the first half of fiscal year 2019.  Aerospace segment earnings in the second quarter of fiscal year 2019 benefitted from higher sales volume and favorable product sales mix, partially offset by higher manufacturing costs related to increased capacity expansion costs to support higher production levels, and other costs primarily including an increase in variable compensation related to the strong financial performance in the first half of the fiscal year.

Industrial

Industrial segment net sales increased by $113,984, or 70.4%, to $275,890 for the second quarter of fiscal year 2019, compared to $161,906 for the second quarter of fiscal year 2018.  Industrial segment net sales increased by $209,665 or 64.3%, to $535,814 for the first half of fiscal year 2019, compared to $326,149 for the same period of fiscal year 2018.  Foreign currency exchange rates had an unfavorable impact on segment net sales of $8,389 and $12,724 for the second quarter and first half of fiscal year 2019, respectively.  Industrial segment net sales for the second quarter and first half of fiscal year 2019 include additional net sales of $2,429 and $2,377, respectively, recognized under ASC 606 that would not have been recognized under the previous guidance. Organic Industrial segment net sales for the second quarter of fiscal year 2019, which excludes $87,986 of net sales attributable to Woodward L’Orange, were $187,904, an increase of 16.1% compared to the second quarter of fiscal year 2018.  On a constant currency basis, organic Industrial segment net sales would have increased approximately 21.2% for the second quarter of fiscal year 2019 compared to the same quarter of the prior fiscal year.   Organic Industrial segment net sales for the first half of fiscal year 2019, which excludes $175,666 of net sales attributable to Woodward L’Orange, were $360,148, an increase of 10.4% compared to the first half of fiscal year 2018.  On a constant currency basis, organic Industrial segment net sales would have increased approximately 14.3% for the first half of fiscal year 2019, compared to the first half of the prior fiscal year.   Organic Industrial segment net sales for the first half of fiscal year 2019 include additional net sales of $3,324 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.  The adoption of ASC 606 did not have a significant impact on the organic Industrial segment net sales recognized for the second quarter of fiscal year 2019.

The increase in organic Industrial segment net sales in the second quarter and first half of fiscal year 2019 was primarily due to increased reciprocating engine sales and stable industrial gas turbine sales, partially offset by declines in renewables sales.  The sales increase in our engine business continues to be driven primarily by sales of fuel systems for compressed natural gas (“CNG”) trucks in Asia.  As the Chinese government continues to encourage natural gas usage under its initiative on air quality improvement, we expect the market demand for natural gas trucks to increase both in total and as a percentage of total trucks sold.  The industrial gas turbine business has remained stable with some year-over-year and sequential quarter sales growth.  Industrial gas turbine sales in the second quarter and first half of fiscal year 2019 benefitted from the depletion of inventory levels in the market and increased Woodward content on the newer industrial gas turbines.

Our renewables business has been unfavorably impacted by platform transitions by some of our customers to wind turbines with less Woodward content and the shift from government subsidies to auction-based schemes, which have driven down market pricing and intensified competition.

On April 9, 2019, German wind turbine manufacturer, Senvion GmbH (“Senvion”), a customer of our renewables business, announced that it filed for self-administration insolvency proceedings.  In parallel, Senvion announced that it has sought financing to secure the continuation of its operations, which it announced may allow the company to successfully exit the insolvency process.  On April 17, 2019, Senvion announced that it signed a €100,000 bulk loan agreement with its lenders and major bondholders to enable the company to continue its business activities.  As the proceedings are in the early stages, we will continue to analyze any financial and commercial impact of the Senvion insolvency proceedings, including any adverse effect the proceedings may have on our financial results.  We believe any such effect would not be material to Woodward as a whole, although it could potentially be significant to our renewables business.

Industrial segment earnings increased by $16,441, or 153.8%, to $27,128 for the second quarter of fiscal year 2019, compared to $10,687 for the second quarter of fiscal year 2018.  Segment earnings increased by $25,829, or 84.8%, to $56,297 for the first half of fiscal year 2019, compared to $30,468 for the same period of fiscal year 2018.  Adjusted Industrial segment earnings for the second quarter of fiscal year 2019, which exclude certain purchase accounting impacts related to the L’Orange Acquisition, were $36,113, an increase of 237.9% compared to the second quarter of fiscal year 2018, and $74,793 for the first half of fiscal year 2019, an increase of 145.5% compared to same period of fiscal year 2018.  The adoption of ASC 606 did not have a significant impact on either the Industrial segment earnings or adjusted Industrial segment earnings for the first half of fiscal year 2019.    Fluctuations in Industrial segment earnings and adjusted Industrial segment earnings as a percentage of additional revenue recognized under ASC 606 are a result of gross margin differences associated with the timing of sales under ASC 606 compared to those under the previous guidance.

The net increase in Industrial segment earnings for the second quarter and first half of fiscal year 2019 was due to the following:

	Three-Month	Six-Month
	Period	Period
Earnings for the period ended March 31, 2018	$10,687	$30,468
Sales volume	17,464	21,707
Price, sales mix and productivity	(3,171)	(1,395)
Impact of L’Orange Acquisition	11,897	22,499
Effects of changes in foreign currency rates	(1,114)	(2,144)
Other, net	(8,635)	(14,838)
Earnings for the period ended March 31, 2019	$27,128	$56,297
		-

Industrial segment earnings as a percentage of segment net sales were 9.8% for the second quarter and 10.5% for the first half of fiscal year 2019, compared to 6.6% for the second quarter and 9.3% for the first half of fiscal year 2018.  Excluding the impact of the change in accounting following the adoption of ASC 606, Industrial segment earnings as a percent of net sales were 9.7% and 10.7% for the second quarter and first half of fiscal year 2019, respectively.  Adjusted Industrial segment earnings as a percentage of segment net sales were 13.1% for the second quarter and 14.0% for the first half of fiscal year 2019.  Excluding the impact of the change in accounting following the adoption of ASC 606, adjusted Industrial segment earnings as a percent of segment net sales were 13.0% and 14.2% for the second quarter and first half of fiscal year 2019, respectively.  The increase in Industrial segment earnings in the second quarter and first half of fiscal year 2019 was primarily due to earnings attributable to Woodward L’Orange and higher organic sales volume, partially offset by higher other costs primarily including an increase in variable compensation related to the strong financial performance in the first half of the fiscal year.

Nonsegment expenses

Nonsegment expenses decreased to $27,496 for the second quarter of fiscal year 2019, compared to $28,344 for the second quarter of fiscal year 2018.  Included in nonsegment expenses for the second quarter of fiscal year 2019 were charges in the amount of $9,161 related to the relocation of our Duarte, California operations to our newly renovated Drake campus in Fort Collins, Colorado (“Duarte move related costs”).  Included in nonsegment expenses for the second quarter of fiscal year 2018 were restructuring charges of $17,013 and other charges of $1,535 related primarily to transaction costs associated with the L’Orange Acquisition.  Excluding these charges from both 2019 and 2018, nonsegment expenses increased in the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018 primarily due to an increase in variable compensation related to the strong financial performance in the first half of the fiscal year.

Nonsegment expenses increased to $56,497 for the first half of fiscal year 2019, compared to $47,370 for the first half of fiscal year 2018.  Included in nonsegment expenses for the first half of fiscal year 2019 were Duarte move related costs of $16,124.  Included in the first half of fiscal year 2018 were restructuring charges of $17,013 and other charges of $1,535 related primarily to transaction costs associated with the L’Orange Acquisition.  Excluding these charges from both 2019 and 2018, nonsegment expenses increased in the first half of fiscal year 2019 compared to the same period in fiscal year 2019 primarily due an increase in variable compensation related to the strong financial performance in the first half of the fiscal year.

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

Our aggregate cash and cash equivalents were $65,303 at March 31, 2019 and $83,594 at September 30, 2018, and our working capital was $601,480 at March 31, 2019 and $523,619 at September 30, 2018.  Of the cash and cash equivalents held at March 31, 2019, $61,799 was held by our foreign locations.  We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries.  If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes.  Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits.  The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated.  Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated.  The additional uncertainty associated with the Tax Act increases the impracticality of determining this income tax liability.

We do not believe the one-time repatriation tax on deferred foreign income resulting from the Tax Act, which is expected to be paid over an eight year period beginning in January 2019, will have a significant impact on our cash flows in any individual fiscal year.

Consistent with common business practice in China, our Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable.  Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution.  Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date.  The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft.  The issuing financial institution is the obligor, not our customers.  Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance.  We had bankers’ acceptance notes of $60,537 at March 31, 2019 and $23,191 at September 30, 2018 recorded as non-customer accounts receivable in our Condensed Consolidated Balance Sheets.  We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy and to which the credit risks associated with the bankers’ acceptance notes are believed to be low.

Our revolving credit facility matures in April 2020 and provides a borrowing capacity of up to $1,000,000 with the option to increase total available borrowings to up to $1,200,000, subject to lenders’ participation.  We can borrow against our revolving credit facility as long as we are in compliance with all of our debt covenants.  Borrowings under the revolving credit facility can be made in U.S. dollars or in foreign currencies other than the U.S. dollar provided that the U.S. dollar equivalent of any foreign currency borrowings and U.S. dollar borrowings does not, in total, exceed the borrowing capacity of the revolving credit facility.  Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our common stock, payments of dividends, acquisitions, and facility expansions.  We intend to refinance our revolving credit facility prior to its maturity date.

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

At March 31, 2019, we had total outstanding debt of $1,160,468 consisting of various series of unsecured notes due between 2019 and 2033, and amounts borrowed under our revolving credit facility.  At March 31, 2019, we had additional borrowing availability of $698,700 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,514 under various foreign credit facilities.  On April 3, 2019, we paid the entire principal balance of $43,000 on our 8.24% unsecured Series F notes using proceeds from borrowings under our revolving credit facility.

At March 31, 2019, we had $290,646 of borrowings outstanding under our revolving credit facility, $160,000 of which was classified as short-term borrowings based on our intent and ability to pay this amount in the next twelve months.  Of these borrowings, as of March 31, 2019, $262,600 is denominated in U.S. dollars and €25,000 is denominated in Euro.  Revolving credit facility and short-term borrowing activity during the six-months ended March 31, 2019 were as follows:

Maximum daily balance during the period	$449,802
Average daily balance during the period	$361,887
Weighted average interest rate on average daily balance	3.62%

We believe we were in compliance with all our debt covenants as of March 31, 2019.  See Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent Form 10-K, for more information about our covenants.

In addition to utilizing our cash resources to fund the working capital needs of our business, we evaluate additional strategic uses of our funds, including the repurchase of our common stock, payment of dividends, significant capital expenditures, consideration of strategic acquisitions and other potential uses of cash.

In fiscal year 2018, we entered into the L’Orange Agreement.  Pursuant to the L’Orange Agreement, we agreed to acquire all of the outstanding shares of stock of L’Orange.  We completed the acquisition of L’Orange on June 1, 2018, for total consideration (including cash consideration and the assumption of certain liabilities) of €700,000, or approximately $811,000.  The cash consideration was financed through the use of cash on hand, the issuance of senior unsecured notes and $167,420 borrowed under our revolving credit facility.  In connection with these borrowings, we entered into cross currency swap transactions, which effectively lowered the interest rate on each tranche of the senior unsecured notes, and the borrowings under our revolving credit agreement (see Note 8, Derivative instruments and hedging activities in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for more information).

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

In the first quarter of fiscal year 2017, our board of directors terminated our prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019 (the “2017 Authorization”).  In the first half of fiscal year 2019, we repurchased 456 shares of our common stock for $43,253 under the 2017 Authorization pursuant to a 10b5-1 plan.  We purchased no stock in the first half of fiscal year 2018.

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

In the second quarter of fiscal year 2018, we announced our decision to relocate our Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado.    The carrying value of the assets at the Duarte facility in California was $12,872 as of March 31, 2019, of which we have identified assets held for sale with a carrying value of $8,474.  The assets held for sale relate to the land, building and building improvements, and other assets at the Duarte facility.  Based on current market conditions, we expect to record a gain on the eventual sale of these assets.  We have identified approximately $60 that is planned to be disposed of as a result of the relocation.

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

Cash Flows

	Six-Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$140,954	$56,718
Net cash used in investing activities	(44,781)	(49,118)
Net cash used in financing activities	(112,723)	(3,742)
Effect of exchange rate changes on cash and cash equivalents	(1,741)	8,737
Net change in cash and cash equivalents	(18,291)	12,595
Cash and cash equivalents, including restricted cash, at beginning of year	83,594	87,552
Cash and cash equivalents, at end of period	$65,303	$100,147

Net cash flows provided by operating activities for the first half of fiscal year 2019 was $140,954, compared to $56,718 for the same period of fiscal year 2018.  The increase in cash flows from operating activities in the first half of fiscal year 2019 compared to the prior fiscal year is primarily attributable to higher cash provided by increased earnings and the timing of certain cash payments for accounts payable in the first half of fiscal year 2019, partially offset by lower cash receipts due to the timing of sales in the period. In addition to cash flows from net earnings in the first half of fiscal year 2019, increased accounts payable and accrued liabilities provided $34,298 in cash flow, while increased accounts receivable and inventory used cash of $31,978 and $43,517, respectively, and income taxes used cash of $10,830.  Depreciation and amortization in the first half of fiscal year 2019 was $75,498.Increases in both current unbilled receivables (contract assets) and contract liabilities had an insignificant net impact.  Although the balance of current unbilled receivables (contract assets) and contract liabilities is expected to remain variable, the adoption of ASC 606 has no net impact on our net cash flows provided by operating activities.

Net cash flows used in investing activities for the first half of fiscal year 2019 was $44,781, compared to $49,118 in the first half of fiscal year 2018.  The decrease in cash used in investing activities in the first half of fiscal year 2019 compared to the first half of the prior fiscal year is primarily due to decreased payments for capital expenditures.  Payments for property, plant and equipment decreased by $4,137 from $58,478 in the first half of fiscal year 2018 to $54,341 in the first half of fiscal year 2019 primarily due to the completion of renovations and a decrease in equipment purchases at our Drake campus in Fort Collins, Colorado in the first half of the current year, as well as a decrease in equipment purchases for our second campus in the greater-Rockford, Illinois area during the first half of current fiscal year compared to the same period last fiscal year.

Net cash flows used in financing activities for the first half of fiscal year 2019 was $112,723, compared to $3,742 in the first half of fiscal year 2018.  During the first half of fiscal year 2019, we had net debt payments in the amount of $78,910, compared to net debt borrowings of $9,120 in the first half of fiscal year 2018.  Also in the first half of fiscal year 2019, we repurchased 456 shares of our common stock for $43,253 pursuant to a 10b5-1 plan under the 2017 Authorization, of which $39,049 was paid in cash as of the end of the period.  We made no stock repurchases in the first half of fiscal year 2018.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating and capital leases, purchases, retirement pension benefit plans, and other postretirement benefit plans.  These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.  There have been no material changes to our various contractual obligations during the first half of fiscal year 2019.

Non-U.S. GAAP Financial Measures

Organic net sales, organic Industrial segment net sales, constant currency organic Industrial segment net sales, adjusted net earnings, adjusted earnings per share, adjusted Industrial segment earnings, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, and free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP.  However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

Organic net sales and organic Industrial net sales

The Company presents certain sales measures excluding Woodward L’Orange net sales, which it refers to as “organic,” to show the changes to Woodward’s historical business.  Management believes this improves comparability to the Company’s performance prior to the L’Orange Acquisition, which occurred in June 2018.

Constant currency organic Industrial segment net sales

The Company presents certain sales measures excluding the impact of currency exchange rate fluctuations, which is refers to as being presented on a "constant currency basis".  The Company calculates sales measures on a constant currency basis by applying the foreign currency exchange rate in effect during the prior year comparative period to the current year sales measure in its local currency. The sales measures, when calculated on a constant currency basis, are intended to supplement our reported operating results and, when considered in conjunction with the corresponding U.S. GAAP measures, facilitate a better understanding of changes in the metrics from period to period and the core operations of the Company.

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) restructuring charges, (ii) Duarte move related costs, (iii) merger and acquisition transaction and integration costs, (iv) the purchase accounting impact related to the amortization of the Woodward L’Orange backlog intangible, and (v) the transition impacts of the change in U.S. federal tax legislation in December 2017.  The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing.  Management uses adjusted net earnings in evaluating the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period.  Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period.  Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the three and six-months ended March 31, 2019 and March 31, 2018 is shown in the tables below.

	Three-Months Ended March 31,
	2019		2018
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$77,579	$1.20	$38,489	$0.60
Non-U.S. GAAP adjustments:
Restructuring charges, net of tax	-	-	12,667	0.20
Purchase accounting impact, net of tax[1]	5,849	0.09	-	-
Other charges, net of tax[2]	6,829	0.11	1,201	0.02
Total non-U.S. GAAP adjustments	12,678	0.20	13,868	0.22
Adjusted net earnings (Non-U.S. GAAP)	$90,257	$1.40	$52,357	$0.82

	Six-Months Ended March 31,
	2019		2018
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$126,699	$1.97	$56,749	$0.89
Non-U.S. GAAP adjustments:
Restructuring charges, net of tax	-	-	12,667	0.20
Purchase accounting impact, net of tax[1]	13,081	0.20	-	-
Other charges, net of tax[2]	12,123	0.19	1,201	0.02
Sub-total non-U.S. GAAP adjustments	25,204	0.39	13,868	0.22
Impact of December 2017 changes to U.S. tax law	-	-	14,778	0.23
Total non-U.S. GAAP adjustments	25,204	-	28,646	0.45
Adjusted net earnings (Non-U.S. GAAP)	$151,903	$2.36	$85,395	$1.34

(1)	The purchase accounting impact related to the amortization of the Woodward L’Orange backlog intangible, net of tax.
(2)	Other charges include, as applicable, (i) Duarte move related costs and (ii) merger and acquisition transaction costs.

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

The reconciliation of Industrial segment earnings to adjusted Industrial segment earnings for the three and six-months ended March 31, 2019 is shown in the table below.  Adjusted Industrial segment earnings for the three and six-months ended March 31, 2018 are not shown, as there were no comparable adjustments to U.S. GAAP Industrial segment earnings in the periods.

	Three-Months Ended	Six-Months Ended
	March 31, 2019	March 31, 2019
Industrial segment earnings (U.S. GAAP)	$27,128	$56,297
Purchase accounting impacts[1]	8,985	18,496
Adjusted Industrial segment earnings (Non-U.S. GAAP)	$36,113	$74,793

(1)	The purchase accounting impact related to the amortization of the Woodward L’Orange backlog intangible.

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) Duarte move related costs and (ii) the purchase accounting impacts related to the amortization of the Woodward L’Orange backlog intangible.  As these charges are infrequent or unusual charges that can be variable from period to period and may not fluctuate with operating results, management believes that by removing these charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT for the three and six-months ended March 31, 2019 and March 31, 2018 were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2019	2018	2019	2018
Net earnings (U.S. GAAP)	$77,579	$38,489	$126,699	$56,749
Income tax expense	12,589	10,158	24,984	29,385
Interest expense	11,480	8,823	23,358	17,695
Interest income	(294)	(471)	(665)	(834)
EBIT (Non-U.S. GAAP)	101,354	56,999	174,376	102,995
Non-U.S. GAAP adjustments:
Restructuring charges	-	17,013	-	17,013
Purchase accounting impacts[1]	8,985	-	18,496	-
Other charges[2]	9,161	1,535	16,124	1,535
Total non-U.S. GAAP adjustments	18,146	18,548	34,620	18,548
Adjusted EBIT (Non-U.S. GAAP)	$119,500	$75,547	$208,996	$121,543

(1)	The purchase accounting impacts relate to the amortization of the Woodward L’Orange backlog intangible.
(2)	Other charges include, as applicable, (i) Duarte move related costs and (ii) merger and acquisition transaction costs.

EBITDA and adjusted EBITDA for the three and six-months ended March 31, 2019 and March 31, 2018 were as follows:

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2019	2018	2019	2018
Net earnings (U.S. GAAP)	$77,579	$38,489	$126,699	$56,749
Income tax expense	12,589	10,158	24,984	29,385
Interest expense	11,480	8,823	23,358	17,695
Interest income	(294)	(471)	(665)	(834)
Amortization of intangible assets	16,693	6,258	34,165	12,501
Depreciation expense	20,164	15,754	41,333	30,581
EBITDA (Non-U.S. GAAP)	138,211	79,011	249,874	146,077
Non-U.S. GAAP adjustments:
Restructuring charges	-	17,013	-	17,013
Other charges[1]	9,161	1,535	16,124	1,535
Total non-U.S. GAAP adjustments	9,161	18,548	16,124	18,548
Adjusted EBITDA (Non-U.S. GAAP)	$147,372	$97,559	$265,998	$164,625

(1)	Other charges include, as applicable, (i) Duarte move related costs and (ii) merger and acquisition transaction costs.

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

Free cash flow for the six-months ended March 31, 2019 and March 31, 2018 were as follows:

	Six-Months Ended March 31,
	2019	2018
Net cash provided by operating activities (U.S. GAAP)	$140,954	$56,718
Payments for property, plant and equipment	(54,341)	(58,478)
Free cash flow (Non-U.S. GAAP)	$86,613	$(1,760)

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

Effective October 1, 2018, Woodward adopted the new revenue recognition guidance of ASC 606.  For discussion of the impacts of the adoption of ASC 606 on our revenue recognition policy and related critical accounting estimates, see Note 3, Revenue, to the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.  Other than the changes to our revenue recognition policy and related critical accounting estimates, the critical accounting policies and estimates that were disclosed in our most recent Form 10-K have not materially changed since the date our most recent Form 10-K was filed with the SEC.

New Accounting Standards

From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update.

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2, New accounting standards and Note 3, Revenue, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on their evaluations, they concluded that our disclosure controls and procedures were effective as of March 31, 2019.

During the quarterly period ended December 31, 2018, we adopted the new revenue recognition guidance of ASC 606.  We designed new business policies and procedures, modified existing information systems to assist in the adoption and ongoing application of the new guidance, implemented a new revenue recognition module to supplement and interface with our existing information systems, provided training, and designed and applied new internal controls related to impacted information systems and disclosures.  There have not been any other significant changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2018, we acquired L’Orange as discussed in Note 5, Business acquisition, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  We considered the results of our pre-acquisition due diligence activities and the continuation by Woodward L’Orange of its established internal controls over financial reporting as part of our overall evaluation of disclosure controls and procedures as of March 31, 2019.  The objectives of Woodward L’Orange’s established internal controls over financial reporting is consistent, in all material respects, with Woodward’s objectives.  We are in the process of completing a more comprehensive review of Woodward L’Orange’s internal control over financial reporting, and will be implementing changes to better align its reporting and controls with the rest of Woodward.  As a result of the timing of the acquisition and the changes that are anticipated to be made, and in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses, we excluded Woodward L’Orange from the September 30, 2018 assessment of Woodward’s internal controls over financial reporting.  Woodward L’Orange accounted for approximately 45% and 25% of Woodward’s net assets and total assets, respectively, at March 31, 2019, and 12% of Woodward’s total net sales for each of the three and six-months ended March 31, 2019, respectively.  Results for the three and six-months ended March 31, 2018 did not include Woodward L’Orange sales.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
January 1, 2019 through January 31, 2019	-	$-	-	$428,803
February 1, 2019 through February 28, 2019	-	-	-	428,803
March 1, 2019 through March 31, 2019 (2)	456,831	94.75	456,478	385,549

(1)

In November 2016, our board of directors approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2019.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 353 shares of common stock were acquired in March 2019 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation.  Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
†*	10.1	Thomas G. Cromwell employment offer letter, dated January 30, 2019
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101.INS	XBRL Instance Document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: May 7, 2019	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: May 7, 2019	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)