Form 10-Q
period 2019-06-30
Woodward, Inc.
filed 2019-08-12
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Yes ☐ No ☒

As of August 7, 2019, 61,845,823 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$752,005	$588,117	$2,163,660	$1,606,514
Costs and expenses:
Cost of goods sold	562,516	428,673	1,621,531	1,178,459
Selling, general and administrative expenses	52,980	54,868	159,764	141,082
Research and development costs	40,661	39,470	123,359	111,425
Restructuring charges	-	-	-	17,013
Interest expense	10,798	10,056	34,156	27,751
Interest income	(348)	(342)	(1,013)	(1,176)
Other (income) expense, net (Note 17)	(6,916)	975	(18,134)	(8,591)
Total costs and expenses	659,691	533,700	1,919,663	1,465,963
Earnings before income taxes	92,314	54,417	243,997	140,551
Income tax expense	26,207	5,300	51,191	34,685
Net earnings	$66,107	$49,117	$192,806	$105,866

Earnings per share (Note 4):
Basic earnings per share	$1.07	$0.80	$3.11	$1.72
Diluted earnings per share	$1.02	$0.77	$2.99	$1.66

Weighted Average Common Shares Outstanding (Note 4):
Basic	61,941	61,608	61,977	61,417
Diluted	64,633	63,881	64,437	63,782

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net earnings	$66,107	$49,117	$192,806	$105,866

Other comprehensive earnings:
Foreign currency translation adjustments	819	(21,864)	(592)	(7,177)
Net (loss) gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 8)	(598)	2,559	976	548
Taxes on changes in foreign currency translation adjustments	324	513	427	250
Foreign currency translation and transactions adjustments, net of tax	545	(18,792)	811	(6,379)

Unrealized (loss) gain on fair value adjustment of derivative instruments (Note 8)	(7,305)	(23,658)	20,867	(23,658)
Reclassification of net realized gains (losses) on derivatives to earnings (Note 8)	6,890	4,955	(11,831)	4,919
Taxes on changes in derivative transactions	14	8	(162)	21
Derivative adjustments, net of tax	(401)	(18,695)	8,874	(18,718)

Curtailment of postretirement benefit plan arising during the period	-	-	-	59

Amortization of pension and other postretirement plan:
Net prior service cost	176	137	528	413
Net loss	238	248	719	742
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	279	843	281	161
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	(203)	(349)	(406)	(421)
Pension and other postretirement benefit plan adjustments, net of tax	490	879	1,122	954
Total comprehensive earnings	$66,741	$12,509	$203,613	$81,723

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0 and $3,635, respectively	$63,302	$83,594
Accounts receivable, less allowance for uncollectible amounts of $3,904 and $3,938, respectively	650,777	432,003
Inventories	531,163	549,596
Income taxes receivable	8,070	6,397
Other current assets	44,797	43,207
Total current assets	1,298,109	1,114,797
Property, plant and equipment, net	1,063,084	1,060,005
Goodwill	807,868	813,250
Intangible assets, net	641,481	700,883
Deferred income tax assets	15,336	16,570
Other assets	189,725	85,144
Total assets	$4,015,603	$3,790,649
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$180,000	$153,635
Accounts payable	243,071	226,285
Income taxes payable	12,816	16,745
Accrued liabilities	206,785	194,513
Total current liabilities	642,672	591,178
Long-term debt, less current portion	1,011,147	1,092,397
Deferred income tax liabilities	173,289	170,915
Other liabilities	484,184	398,055
Total liabilities	2,311,292	2,252,545
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	205,704	185,705
Accumulated other comprehensive losses	(64,180)	(74,942)
Deferred compensation	9,118	8,431
Retained earnings	2,168,204	1,966,643
	2,318,952	2,085,943
Treasury stock at cost, 11,123 shares and 11,203 shares, respectively	(605,523)	(539,408)
Treasury stock held for deferred compensation, at cost, 209 shares and 202 shares, respectively	(9,118)	(8,431)
Total stockholders' equity	1,704,311	1,538,104
Total liabilities and stockholders' equity	$4,015,603	$3,790,649

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended June 30,
	2019	2018

Net cash provided by operating activities	$219,202	$162,083

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(77,905)	(89,597)
Proceeds from sale of assets	809	1,213
Proceeds from sales of short-term investments	10,259	8,970
Payments for purchases of short-term investments	(12,989)	(824)
Business acquisitions, net of cash acquired	-	(771,069)
Net cash used in investing activities	(79,826)	(851,307)

Cash flows from financing activities:
Cash dividends paid	(28,985)	(25,206)
Proceeds from sales of treasury stock	33,715	7,102
Payments for repurchases of common stock	(110,311)	-
Borrowings on revolving lines of credit and short-term borrowings	1,286,258	1,769,105
Payments on revolving lines of credit and short-term borrowings	(1,194,045)	(1,422,624)
Proceeds from issuance of long-term debt	-	400,000
Payments of long-term debt and capital lease obligations	(143,402)	(315)
Payments of debt financing costs	(2,238)	(1,325)
Payment for forward option derivative instrument	-	(5,543)
Net cash (used in) provided by financing activities	(159,008)	721,194
Effect of exchange rate changes on cash and cash equivalents	(660)	(5,123)
Net change in cash and cash equivalents	(20,292)	26,847
Cash and cash equivalents at beginning of year	83,594	87,552
Cash and cash equivalents, including restricted cash, at end of period	$63,302	$114,399

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of April 1, 2018	72,960	(11,440)	(200)	$106	$185,598	$(14,867)	$112	$(25,966)	$(40,721)	$8,222	$1,860,595	$(548,668)	$(8,222)	$1,456,910
Net earnings	-	-	-	-	-	-	-	-	-	-	49,117	-	-	49,117
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	(18,792)	(18,695)	879	(36,608)	-	-	-	-	(36,608)
Cash dividends paid ($0.1425 per share)	-	-	-	-	-	-	-	-	-	-	(8,784)	-	-	(8,784)
Sales of treasury stock	-	158	-	-	(2,642)	-	-	-	-	-	-	6,184	-	3,542
Stock-based compensation	-	-	-	-	1,858	-	-	-	-	-	-	-	-	1,858
Purchases and transfers of stock by/to deferred compensation plan	-	-	(3)	-	-	-	-	-	-	174	-	-	(174)	-
Distribution of stock from deferred compensation plan	-	-	1	-	-	-	-	-	-	(3)	-	-	3	-
Balances as of June 30, 2018	72,960	(11,282)	(202)	$106	$184,814	$(33,659)	$(18,583)	$(25,087)	$(77,329)	$8,393	$1,900,928	$(542,484)	$(8,393)	$1,466,035

Balances as of April 1, 2019 (Note 3)	72,960	(10,757)	(206)	$106	$204,892	$(39,573)	$(11,667)	$(13,574)	$(64,815)	$8,876	$2,112,168	$(549,686)	$(8,876)	$1,702,665
Net earnings	-	-	-	-	-	-	-	-	-	-	66,107	-	-	66,107
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	545	(401)	490	635	-	-	-	-	635
Cash dividends paid ($0.1625 per share)	-	-	-	-	-	-	-	-	-	-	(10,071)	-	-	(10,071)
Purchases of treasury stock	-	(645)	-	-	-	-	-	-	-	-	-	(67,058)	-	(67,058)
Sales of treasury stock	-	279	-	-	(1,656)	-	-	-	-	-	-	11,221	-	9,565
Stock-based compensation	-	-	-	-	2,468	-	-	-	-	-	-	-	-	2,468
Purchases and transfers of stock by/to deferred compensation plan	-	-	(3)	-	-	-	-	-	-	284	-	-	(284)	-
Distribution of stock from deferred compensation plan	-	-	-	-	-	-	-	-	-	(42)	-	-	42	-
Balances as of June 30, 2019	72,960	(11,123)	(209)	$106	$205,704	$(39,028)	$(12,068)	$(13,084)	$(64,180)	$9,118	$2,168,204	$(605,523)	$(9,118)	$1,704,311

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of September 30, 2017	72,960	(11,739)	(186)	$106	$163,836	$(27,280)	$135	$(26,041)	$(53,186)	$7,135	$1,820,268	$(559,641)	$(7,135)	$1,371,383
Net earnings	-	-	-	-	-	-	-	-	-	-	105,866	-	-	105,866
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	(6,379)	(18,718)	954	(24,143)	-	-	-	-	(24,143)
Cash dividends paid ($0.410 per share)	-	-	-	-	-	-	-	-	-	-	(25,206)	-	-	(25,206)
Sales of treasury stock	-	255	-	-	(2,471)	-	-	-	-	-	-	9,573	-	7,102
Common shares issued from treasury stock for benefit plans	-	202	-	-	7,157	-	-	-	-	-	-	7,584	-	14,741
Stock-based compensation	-	-	-	-	16,292	-	-	-	-	-	-	-	-	16,292
Purchases and transfers of stock by/to deferred compensation plan	-	-	(17)	-	-	-	-	-	-	1,267	-	-	(1,267)	-
Distribution of stock from deferred compensation plan	-	-	1	-	-	-	-	-	-	(9)	-	-	9	-
Balances as of June 30, 2018	72,960	(11,282)	(202)	$106	$184,814	$(33,659)	$(18,583)	$(25,087)	$(77,329)	$8,393	$1,900,928	$(542,484)	$(8,393)	$1,466,035

Balances as of September 30, 2018	72,960	(11,203)	(202)	$106	$185,705	$(39,794)	$(20,942)	$(14,206)	$(74,942)	$8,431	$1,966,643	$(539,408)	$(8,431)	$1,538,104
Cumulative effect from adoption of ASC 606 (Note 3)	-	-	-	-	-	(45)	-	-	(45)	-	38,745	-	-	38,700
Cumulative effect from adoption of ASU 2016-16 (Note 2)	-	-	-	-	-	-	-	-	-	-	(1,005)	-	-	(1,005)
Net earnings	-	-	-	-	-	-	-	-	-	-	192,806	-	-	192,806
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	811	8,874	1,122	10,807	-	-	-	-	10,807
Cash dividends paid ($0.4675 per share)	-	-	-	-	-	-	-	-	-	-	(28,985)	-	-	(28,985)
Purchases of treasury stock	-	(1,102)	-	-	-	-	-	-	-	-	-	(110,311)	-	(110,311)
Sales of treasury stock	-	1,024	-	-	(4,808)	-	-	-	-	-	-	38,523	-	33,715
Common shares issued from treasury stock for benefit plans	-	158	-	-	9,173	-	-	-	-	-	-	5,673	-	14,846
Stock-based compensation	-	-	-	-	15,634	-	-	-	-	-	-	-	-	15,634
Purchases and transfers of stock by/to deferred compensation plan	-	-	(11)	-	-	-	-	-	-	909	-	-	(909)	-
Distribution of stock from deferred compensation plan	-	-	4	-	-	-	-	-	-	(222)	-	-	222	-
Balances as of June 30, 2019	72,960	(11,123)	(209)	$106	$205,704	$(39,028)	$(12,068)	$(13,084)	$(64,180)	$9,118	$2,168,204	$(605,523)	$(9,118)	$1,704,311

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of June 30, 2019 and for the three and nine-months ended June 30, 2019 and June 30, 2018, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of June 30, 2019, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three and nine-months ended June 30, 2019 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 amends ASC 715 to add, remove, and modify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU’s changes to disclosures aim to improve the effectiveness of ASC 715’s disclosure requirements under the FASB’s disclosure framework project. ASU 2018-14 is effective for public entities for fiscal years beginning after December 15, 2020 (fiscal year 2022 for Woodward). ASU 2018-14 does not impact the interim disclosure requirements of ASC 715. Upon adoption, the amendments in ASU 2018-14 should be applied on a retrospective basis to all periods presented. Early adoption is permitted. Woodward expects to adopt the new and modified disclosures requirements of this new guidance in fiscal year 2022.

In February 2018, the FASB issued ASU 2018-02, “Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of tax reform under H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (also known as “The Tax Cuts and Jobs Act”), and provides guidance on the disclosure requirements regarding the stranded tax effects. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2018-02 may be applied retrospectively in the period of adoption to all periods in which the effect of the change in the United States (“U.S.”) federal corporate income tax rate in the Tax Act is recognized or may be applied as of the beginning of the period of adoption. Woodward is currently assessing the impact of the adoption of the new guidance and has not yet elected the method of adoption it will apply. Woodward expects to adopt the new guidance under ASU 2018-02 in fiscal year 2020. Upon adoption, if Woodward elects to reclassify under ASU 2018-02, a portion of accumulated other comprehensive earnings would be reclassified to retained earnings.

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

The following table shows the impact of retrospectively applying this guidance to the Condensed Consolidated Statement of Earnings for the three and nine-months ended June 30, 2018.

	Three-Months Ended June 30, 2018			Nine-Months Ended June 30, 2018
	As previously reported	Adjustment	As recast	As previously reported	Adjustment	As recast
Net sales	$588,117	$-	$588,117	$1,606,514	$-	$1,606,514
Costs and expenses:
Cost of goods sold	427,897	776	428,673	1,176,012	2,447	1,178,459
Selling, general, and administrative expenses	54,600	268	54,868	140,362	720	141,082
Research and development costs	39,470	-	39,470	111,425	-	111,425
Restructuring charges	-	-	-	17,013	-	17,013
Interest expense	7,878	2,178	10,056	21,315	6,436	27,751
Interest income	(342)	-	(342)	(1,176)	-	(1,176)
Other (income) expense, net	4,197	(3,222)	975	1,012	(9,603)	(8,591)
Total costs and expenses	533,700	-	533,700	1,465,963	-	1,465,963
Earnings before income taxes	54,417	-	54,417	140,551	-	140,551
Income tax expense	5,300	-	5,300	34,685	-	34,685
Net earnings	$49,117	$-	$49,117	$105,866	$-	$105,866

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” ASU 2016-16 eliminates the current U.S. GAAP exception deferring the tax effects of intercompany asset transfers (other than inventory) until the transferred asset is sold to a third party or otherwise recovered through use. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 (fiscal year 2019 for Woodward), including interim periods within the year of adoption. Woodward adopted the new guidance on October 1, 2018. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The cumulative impact of the adoption of ASU 2016-16 of $1,005 was recognized at the date of adoption as a decrease to both retained earnings and other current assets in the Condensed Consolidated Balance Sheet. As a result of adoption, Woodward will recognize the tax consequences of intercompany asset transfers in the buyer’s and seller’s tax jurisdictions when the transfer occurs, even though the pre-tax effects of these transactions are eliminated in consolidation.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (fiscal year 2021 for Woodward), including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within those fiscal years. Woodward expects to adopt ASU 2016-13 in fiscal year 2021. Woodward does not expect the application of the CECL impairment model to have a significant impact on Woodward’s allowance for uncollectible amounts for accounts receivable and notes receivable from municipalities.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” which provides transition relief for entities adopting ASU 2016-13. Specifically, ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (i) were previously recorded at amortized cost and are within the scope of the credit losses guidance in ASC 326-20, (ii) are eligible for the fair value option under ASC 825-10, and (iii) are not held-to-maturity debt securities. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt the ASU in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. Woodward expects to adopt ASU 2019-05 in fiscal year 2021. Woodward does not expect to elect the fair value option for its financial instruments upon the adoption of both ASU 2016-13 and ASU 2019-05.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” (collectively with ASU 2016-02, “ASC 842”) which amends ASU 2016-02 to provide organizations with a new (and optional) transition method permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption, rather than requiring retrospective restatement of prior periods. The purpose of ASC 842 is to increase transparency and comparability among organizations by recognizing lease right-of-use (“ROU”) assets and lease liabilities except for short-term leases on the balance sheet, and provide additional disclosure information about leasing arrangements. ASC 842 modifies the definition of a lease to clarify that an arrangement contains a lease when such arrangement conveys the right to control the use of an identified asset. ASC 842 is effective for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within the year of adoption. Woodward will adopt ASC 842 on October 1, 2019, the first day of fiscal year 2020. Originally under ASC 842, an organization was required upon adoption to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach and restate the financial statements for all periods presented. Woodward expects to elect the new transition method resulting in a cumulative-effect adjustment to retained earnings on October 1, 2019.

Woodward is currently assessing the impact this guidance may have on its Condensed Consolidated Financial Statements, including which of its existing lease arrangements will be impacted by the new guidance. In anticipation of adopting ASC 842 on October 1, 2019, Woodward has developed a comprehensive project plan, established a cross-functional global project team, and engaged third-party subject matter experts. The project plan includes reviewing various forms of leases, analyzing the optional practical expedients available in ASC 842, and updating Woodward’s business processes and controls to meet the requirements of ASU 2016-02, as necessary. Woodward expects the most significant effects of the adoption of ASC 842 will be the recognition of operating lease ROU assets and lease liabilities on its balance sheets and changes to the accounting for the Company’s loss reserve on contractual lease commitments. Rent expense for all operating leases in fiscal year 2018, none of which was recognized on the balance sheet, was $8,348. As of September 30, 2018, future minimum rental payments required under operating leases, none of which were recognized on the balance sheet, were $26,020.

Note 3. Revenue

Adoption of ASC 606

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance. Woodward adopted ASC 606 on October 1, 2018 and elected the modified retrospective transition method. The results for periods prior to fiscal year 2019 were not adjusted for the new standard and the cumulative effect of the change in accounting of $28,927, as previously reported, was recognized as a net increase to retained earnings at the date of adoption.

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

Subsequent to the adoption of ASC 606 and the issuance of Woodward’s unaudited Condensed Consolidated Financial Statements for the three-months ended December 31, 2018 and the three and six-months ended March 31, 2019, Woodward’s management identified an inconsistency in the application of ASC 606. The inconsistency resulted in errors that were cumulatively not material in determining the percentage of completion calculation on over time product revenue recognition, which caused the Condensed Consolidated Financial Statements for the quarters ended December 31, 2018 and March 31, 2019, as well as the cumulative impact of the adoption of ASC 606 on the Condensed Consolidated Balance Sheet as of October 1, 2018, to be misstated by amounts that management concluded were not material. Woodward evaluated the errors and, based on an analysis of the relevant quantitative and qualitative factors, determined the impact was not material to Woodward’s Consolidated Financial Statements for any prior annual or interim period. Therefore, management concluded that amendments of previously filed reports are not required.

Woodward corrected the errors as of the date of adoption by revising the Condensed Consolidated Balance Sheet as of October 1, 2018 (see table in “Financial statement impact of the adoption of ASC 606” below). After revision, the cumulative effect of the change in accounting recognized as a net increase to retained earnings at the date of adoption was determined to be $38,745, an increase of $9,818 from the amount originally recorded. Retained earnings as of April 1, 2019 increased by a corresponding amount in the Condensed Consolidated Statement of Stockholders’ Equity for the three-months ended June 30, 2019.

To correct the errors for the three-months ended December 31, 2018 and for the three and six-months ended March 31, 2019, Woodward made an out-of-period correction in the three-months ended June 30, 2019. The correction resulted in increases to net sales of $13,614, earnings before income taxes of $8,041, net earnings of $6,037, and diluted earnings per share of $0.09 for the three-months ended June 30, 2019, the majority of which relates to Woodward’s Aerospace segment (see table in “Financial statement impact of the adoption of ASC 606” below).

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

When determining the transaction price of each contract, Woodward considers contractual consideration payable by the customer and variable consideration that may affect the total transaction price. Variable consideration, consisting of early payment discounts, rebates and other sources of price variability, are included in the estimated transaction price based on both customer-specific information as well as historical experience. Woodward’s contracts with customers generally do not include a financing component. Woodward regularly reviews its estimates of variable consideration on the transaction price and recognizes changes in estimates on a cumulative catch-up basis as if the most current estimate of the transaction price adjusted for variable consideration had been known as of the inception of the contract. In the three and nine-months ended

June 30, 2019, Woodward did not recognize a significant amount of revenue due to changes in transaction price from performance obligations that were satisfied, or partially satisfied, in prior periods.

Customers sometimes trade in used products in exchange for new or refurbished products. In addition, Woodward’s customers sometimes provide inventory to Woodward which will be integrated into final products sold to those customers. Woodward obtains control of these exchanged products and customer provided inventory, and therefore, both are forms of noncash consideration. Noncash consideration paid by customers on overall sales transactions is additive to the transaction price. Woodward’s net sales and cost of goods sold include the value of such noncash consideration for the same amount, with no resulting impact to earnings before income taxes. Upon receipt of such inventory, Woodward recognizes an inventory asset and a contract liability. Woodward recognized revenue of $23,176 for the three-months and $67,938 for the nine-months ended June 30, 2019, related to noncash consideration received from customers. The Aerospace segment recognized $22,947 for the three-months and $66,961 for the nine-months ended June 30, 2019, while the Industrial segment recognized $229 for the three-months and $977 for the nine-months ended June 30, 2019.

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

Revenue from manufactured and MRO products represented 84% and 13%, respectively, of Woodward’s net sales for the three-months ended June 30, 2019 and 86% and 12%, respectively, for the nine-months ended June 30, 2019.

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

Woodward capitalizes costs of product engineering and development identified as material rights up to the amount of customer funding as costs to fulfill a contract because the costs incurred up to the amount of the customer funding commitment are recoverable. Due to the uncertainty of the product success and/or demand, fulfillment costs in excess of the customer funding are expensed as incurred. As of June 30, 2019, other assets included $97,789 of capitalized costs to fulfill contracts with customers.

Woodward recognizes the deferred material rights as revenue based on a percentage of actual sales to total estimated lifetime sales of the related developed products as the customers exercise their option to acquire additional products or services at a discount. Woodward amortizes the capitalized costs to fulfill a contract as cost of goods sold proportionally to the recognition of the associated deferred material rights. Estimated total lifetime sales are reviewed at least annually and more frequently when circumstances warrant a modification to the previous estimate. For the three and nine-months ended June 30, 2019, Woodward recognized an increase in revenue of $4,482 and $6,017, respectively, and cost of goods sold of $9,255 and $9,578, respectively, related to changes in estimated total lifetime sales. Other than amounts related to changes in estimate, for both the three and nine-months ended June 30, 2019, Woodward amortized $207 of costs to fulfill contracts with customers to cost of goods sold and amortized $278 of contract liabilities to revenue.

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

The following table reflects the amount of revenue recognized as point in time or over time for the three and nine-months ended June 30, 2019:

	Three-Months Ended June 30, 2019			Nine-Months Ended June 30, 2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$191,516	$147,194	$338,710	$563,713	$482,979	$1,046,692
Over time	307,259	106,036	413,295	810,903	306,065	1,116,968
Total net sales	$498,775	$253,230	$752,005	$1,374,616	$789,044	$2,163,660

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

As a significant change in one or more of these estimates could affect the profitability of its contracts, Woodward reviews and updates its estimates regularly upon receipt of new contracts with customers. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs will be revised. Such revisions to costs and revenue are recognized in the period in which the revisions are determined as a cumulative catch-up adjustment. The impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, Woodward recognizes provisions for estimated losses on uncompleted contracts in the period in which such losses are determined. For the three and nine-months ended June 30, 2019, adjustments to revenue related to changes in estimates were immaterial.

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

Accounts receivable consisted of the following:

	June 30, 2019	September 30, 2018
Billed receivables
Trade accounts receivable	$370,643	$403,590
Other (Chinese financial institutions)	86,059	23,191
Less: Allowance for uncollectible amounts	(3,904)	(3,938)
Net billed receivables	452,798	422,843
Current unbilled receivables (contract assets), net	197,979	9,160
Total accounts receivable, net	$650,777	$432,003

As of the October 1, 2018 adoption of ASC 606, Woodward recognized unbilled receivables of $135,668, as adjusted. The remaining change in unbilled receivables was driven by the timing of revenue recognized in excess of billings, primarily in Woodward’s Aerospace segment.

In addition, as of June 30, 2019 “Other assets” on the Condensed Consolidated Balance Sheets includes $894 of unbilled receivables not expected to be invoiced and collected within a period of twelve months. As of September 30, 2018, there were no unbilled receivables not expected to be invoiced and collected within a period of twelve months.

Customer billed receivables are recorded at face amounts, less an allowance for doubtful accounts. In establishing the amount of the allowance related to the credit risk of accounts receivable, customer-specific information is considered related to delinquent accounts, past loss experience, bankruptcy filings, deterioration in the customer’s operating results or financial position, and current economic conditions. Bad debt losses are deducted from the allowance, and the related accounts receivable balances are written off when the receivables are deemed uncollectible. Recoveries of accounts receivable previously written off are recognized when received. In the three and nine-months ended June 30, 2019, receivables written off were immaterial. An allowance associated with anticipated other adjustments to the selling price or cash discounts is also established and is included in the allowance for uncollectible amounts. Changes to this allowance are recorded as increases or decreases to net sales as adjustments to the transaction price related to variable consideration. In establishing this amount, both customer-specific information and historical experience are considered.

Unbilled receivables are stated net of adjustments for credit risk and the anticipated impacts of variable consideration on the transaction price, as applicable.

Billed and unbilled accounts receivable from the U.S. Government were less than 10% of total billed and unbilled accounts receivable at June 30, 2019.

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

Contract liabilities consisted of the following:

	June 30, 2019		September 30, 2018
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$6,806	$234,038	$7,087	$235,300
Deferred revenue from advance invoicing and/or prepayments from customers	3,343	-	2,572	-
Liability related to customer supplied inventory	13,021	-	-	-
Deferred revenue from material rights related to engineering and development funding	3,137	98,889	-	-
Net contract liabilities	$26,307	$332,927	$9,659	$235,300

As of the October 1, 2018 adoption of ASC 606, Woodward recognized current liabilities for the noncash consideration provided to Woodward in the form of customer supplied inventory of $11,951, as adjusted, and current and noncurrent liabilities for deferred revenue from material rights related to engineering and development funding of $664 and $79,347, respectively. All other changes in contract liability balances were due to normal operating activities.

Woodward recognized revenue of $6,147 in the three-months and $26,459 in the nine-months ended June 30, 2019 from contract liabilities balances recorded as of October 1, 2018.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of June 30, 2019 was $1,659,788, the majority of which relate to Woodward’s Aerospace segment. Woodward expects to recognize almost all of these remaining performance obligations within two years after June 30, 2019.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of June 30, 2019 was $436,876, of which $2,253 is expected to be recognized in the remainder of fiscal year 2019, $11,573 is expected to be recognized in fiscal year 2020, and the balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

Financial statement impact of the adoption of ASC 606

The following schedule quantifies the impact of adopting ASC 606 on the Condensed Consolidated Balance Sheet as of October 1, 2018, as revised for the error correction detected in the three-months ended June 30, 2019, which was not material. The effect of the new standard represents the increase (decrease) in the line item based on the adoption of ASC 606 and the adjustment for the error subsequently corrected:

	September 30, 2018 as reported	Effect of ASC 606 as previously reported	October 1, 2018 as previously reported	Adjustments for error correction	October 1, 2018 as corrected
ASSETS
Current assets:
Cash and cash equivalents	$83,594	$-	$83,594	$-	$83,594
Accounts receivable, net (1)(2)	432,003	104,907	536,910	30,761	567,671
Inventories (1)(2)	549,596	(55,002)	494,594	(18,604)	475,990
Income taxes receivable (5)	6,397	(959)	5,438	(288)	5,150
Other current assets	43,207	(154)	43,053	-	43,053
Total current assets	1,114,797	48,792	1,163,589	11,869	1,175,458
Property, plant and equipment, net	1,060,005	-	1,060,005	-	1,060,005
Goodwill	813,250	-	813,250	-	813,250
Intangible assets, net (4)	700,883	(2,519)	698,364	-	698,364
Deferred income tax assets (5)	16,570	(975)	15,595	(210)	15,385
Other assets (1)(2)(3)	85,144	85,865	171,009	-	171,009
Total assets	$3,790,649	$131,163	$3,921,812	$11,659	$3,933,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$153,635	$-	$153,635	$-	$153,635
Accounts payable	226,285	-	226,285	-	226,285
Income taxes payable (5)	16,745	4,141	20,886	1,211	22,097
Accrued liabilities (2)(3)	194,513	15,672	210,185	(1,047)	209,138
Total current liabilities	591,178	19,813	610,991	164	611,155
Long-term debt, less current portion	1,092,397	-	1,092,397	-	1,092,397
Deferred income tax liabilities (5)	170,915	3,833	174,748	1,682	176,430
Other liabilities (3)	398,055	78,631	476,686	(1)	476,685
Total liabilities	2,252,545	102,277	2,354,822	1,845	2,356,667
Stockholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	106	-	106	-	106
Additional paid-in capital	185,705	-	185,705	-	185,705
Accumulated other comprehensive losses	(74,942)	(41)	(74,983)	(4)	(74,987)
Deferred compensation	8,431	-	8,431	-	8,431
Retained earnings	1,966,643	28,927	1,995,570	9,818	2,005,388
	2,085,943	28,886	2,114,829	9,814	2,124,643
Treasury stock at cost	(539,408)	-	(539,408)	-	(539,408)
Treasury stock held for deferred compensation	(8,431)	-	(8,431)	-	(8,431)
Total stockholders’ equity	1,538,104	28,886	1,566,990	9,814	1,576,804
Total liabilities and stockholders’ equity	$3,790,649	$131,163	$3,921,812	$11,659	$3,933,471

(1)The adoption of ASC 606 changed the revenue recognition practices for a number of revenue generating activities across Woodward’s businesses, although the most significant impacts are concentrated in product being produced for customers that have no alternative use to Woodward and Woodward has an enforceable right to payment with a profit, and MRO. The revenue related to these activities, which previously was accounted for on a point in time basis, is now required to use an over time model because the associated contracts meet one or more of the mandatory criteria established in ASC 606, as described above, and are included as current unbilled receivables in “Accounts receivable” and noncurrent unbilled receivables in “Other assets.” The change in the timing of revenue recognized in connection with over time contracts similarly changed the timing of manufacturing cost recognition and certain engineering and development costs, which are reflected as a reduction to inventory.

(2)

The value of noncash consideration in the form of exchanged products and other customer provided inventory is reflected in “Inventories,” and in contract liabilities, which are included in “Accrued liabilities.”

(3)Woodward recorded customer funding of product engineering and development identified as material rights as current and noncurrent deferred revenue contract liabilities included in “Accrued liabilities” and “Other liabilities.” The related customer funded product engineering and development costs were capitalized as costs to fulfill a contract, to the extent of the contractually committed customer funded payments, and are recorded as “Other assets.”

(4)The net book value of the backlog and customer relationships and contracts intangible assets was adjusted concurrent with the change in the timing of the associated revenue, resulting in a reduction in the net book value of these assets as of the date of adoption.

(5)The value of tax assets and tax liabilities was impacted by the change in timing of the recognition of assets and liabilities within tax jurisdictions.

The following schedule quantifies the impact of adopting ASC 606 on the Condensed Consolidated Statements of Earnings for the three and nine-months ended June 30, 2019 and the impact of the out-of-period correction discussed above on the Condensed Consolidated Statements of Earnings for the three-months ended June 30, 2019. The effect of the new standard and the error correction represent the increase (decrease) in the line item based on the adoption of ASC 606.

	Three-Months Ended June 30, 2019				Nine-Months Ended June 30, 2019
	Under previous standard	Effect of ASC 606	Out-of-period correction	As reported	Under previous standard	Effect of ASC 606	As reported
Net sales	$701,426	$36,965	$13,614	$752,005	$2,057,294	$106,366	$2,163,660
Costs and expenses:
Cost of goods sold	520,274	36,669	5,573	562,516	1,528,328	93,203	1,621,531
Selling, general, and administrative expenses	52,897	83	-	52,980	159,902	(138)	159,764
Research and development costs	40,911	(250)	-	40,661	125,262	(1,903)	123,359
Interest expense	10,798	-	-	10,798	34,156	-	34,156
Interest income	(348)	-	-	(348)	(1,013)	-	(1,013)
Other expense (income), net	(6,916)	-	-	(6,916)	(18,134)	-	(18,134)
Total costs and expenses	617,616	36,502	5,573	659,691	1,828,501	91,162	1,919,663
Earnings before income taxes	83,810	463	8,041	92,314	228,793	15,204	243,997
Income tax expense	24,403	(200)	2,004	26,207	47,958	3,233	51,191
Net earnings	$59,407	$663	$6,037	$66,107	$180,835	$11,971	$192,806

Earnings per share
Basic earnings per share	$0.96	$0.01	0.10	$1.07	$2.92	$0.19	$3.11
Diluted earnings per share	$0.92	$0.01	0.09	$1.02	$2.81	$0.19	$2.99

Weighted Average Common Shares Outstanding (Note 4):
Basic	61,941			61,941	61,977		61,977
Diluted	64,633			64,633	64,437		64,437

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

The following schedule quantifies the impact of adopting ASC 606 on the Condensed Consolidated Balance Sheet as of June 30, 2019. The effect of the new standard represents the increase (decrease) in the line item based on the adoption of ASC 606.

	June 30, 2019 under previous standard	Effect of ASC 606	June 30, 2019 as reported
ASSETS
Current assets:
Cash and cash equivalents	$63,302	$-	$63,302
Accounts receivable, net	456,282	194,495	650,777
Inventories	641,521	(110,358)	531,163
Income taxes receivable	17,903	(9,833)	8,070
Other current assets	44,866	(69)	44,797
Total current assets	1,223,874	74,235	1,298,109
Property, plant and equipment, net	1,063,084	-	1,063,084
Goodwill	807,868	-	807,868
Intangible assets, net	641,541	(60)	641,481
Deferred income tax assets	16,543	(1,207)	15,336
Other assets	90,604	99,121	189,725
Total assets	$3,843,514	$172,089	$4,015,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$180,000	$-	$180,000
Accounts payable	243,071	-	243,071
Income taxes payable	12,816	-	12,816
Accrued liabilities	188,942	17,843	206,785
Total current liabilities	624,829	17,843	642,672
Long-term debt, less current portion	1,011,147	-	1,011,147
Deferred income tax liabilities	167,918	5,371	173,289
Other liabilities	385,994	98,190	484,184
Total liabilities	2,189,888	121,404	2,311,292
Stockholders' equity:
Preferred stock	-	-	-
Common stock	106	-	106
Additional paid-in capital	205,704	-	205,704
Accumulated other comprehensive losses	(64,149)	(31)	(64,180)
Deferred compensation	9,118	-	9,118
Retained earnings	2,117,488	50,716	2,168,204
	2,268,267	50,685	2,318,952
Treasury stock at cost	(605,523)	-	(605,523)
Treasury stock held for deferred compensation	(9,118)	-	(9,118)
Total stockholders' equity	1,653,626	50,685	1,704,311
Total liabilities and stockholders' equity	$3,843,514	$172,089	$4,015,603

The underlying causes of the impacts of the adoption of ASC 606 on the Condensed Consolidated Balance Sheet as of June 30, 2019 are consistent with those as of the date of adoption, October 1, 2018, as discussed above.

The adoption of ASC 606 did not impact cash provided by or used in operating, investing or financing activities in the Condensed Consolidated Statement of Cash Flows for the nine-months ended June 30, 2019.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended	Nine-Months Ended
	June 30, 2019	June 30, 2019
Commercial OEM	$174,077	$488,928
Commercial aftermarket	124,863	375,919
Defense OEM	147,696	372,538
Defense aftermarket	52,139	137,231
Total Aerospace segment net sales	$498,775	$1,374,616

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended	Nine-Months Ended
	June 30, 2019	June 30, 2019
Reciprocating engines	$185,523	$590,910
Industrial turbines	53,740	155,439
Renewables	13,967	42,695
Total Industrial segment net sales	$253,230	$789,044

The customers who account for approximately 10% or more of net sales to each of Woodward’s reportable segments for both the three and nine-months ended June 30, 2019 follow:

Customer
Aerospace	The Boeing Company, General Electric Company, United Technologies
Industrial	Rolls-Royce PLC, Weichai Westport, General Electric Company

Net sales by geographic area, as determined based on the location of the customer, were as follows:

	Three-Months Ended June 30, 2019			Nine-Months Ended June 30, 2019
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
United States	$386,136	$53,380	$439,516	$1,024,644	$156,836	$1,181,480
Germany	18,319	50,943	69,262	56,136	178,032	234,168
Europe, excluding Germany	42,849	66,936	109,785	131,243	191,415	322,658
Asia	18,908	73,856	92,764	66,206	238,737	304,943
Other countries	32,563	8,115	40,678	96,387	24,024	120,411
Total net sales	$498,775	$253,230	$752,005	$1,374,616	$789,044	$2,163,660

Note 4. Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share for the three and nine-months ended June 30, 2019 and 2018:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net earnings	$66,107	$49,117	$192,806	$105,866
Denominator:
Basic shares outstanding	61,941	61,608	61,977	61,417
Dilutive effect of stock options and restricted stock units	2,692	2,273	2,460	2,365
Diluted shares outstanding	64,633	63,881	64,437	63,782
Income per common share:
Basic earnings per share	$1.07	$0.80	$3.11	$1.72
Diluted earnings per share	$1.02	$0.77	$2.99	$1.66

The following stock option grants were outstanding during the three and nine-months ended June 30, 2019 and 2018, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Options	39	764	19	760
Weighted-average option price	$97.13	$78.70	$97.13	$78.73

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted-average treasury stock shares held for deferred compensation obligations	208	201	207	197

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

In connection with the Closing, MTU and Woodward L’Orange entered into a long-term supply agreement, dated June 1, 2018 (the “LTSA”). Pursuant to the terms of the LTSA, Woodward L’Orange will continue to supply to MTU and its affiliates within Rolls-Royce certain liquid fuel injection systems, injectors, pumps and other associated parts and components for industrial diesel, heavy fuel oil and dual-fuel engines in a manner consistent with the supply of such products prior to the transaction. The LTSA has an initial term that extends through December 31, 2032. During the term of the LTSA, MTU will continue to purchase certain of these products exclusively from Woodward L’Orange, subject to certain limitations specified therein, at pricing negotiated at arms-length.

ASC Topic 805, “Business Combinations” (“ASC 805”), provides a framework to account for acquisition transactions under U.S. GAAP. The purchase price of L’Orange, prepared consistent with the required ASC 805 framework, is allocated as follows:

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

The allocation of the purchase price to the assets acquired and liabilities assumed was finalized as of June 30, 2019 using the purchase method of accounting in accordance with ASC 805.  Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.  Woodward’s allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data.

The following table, which is final as of June 30, 2019, summarizes the estimated fair values of the assets acquired and liabilities assumed at the Closing.

Accounts receivable	$26,538
Inventories (1)	72,392
Other current assets	1,385
Property, plant, and equipment	89,772
Goodwill	257,447
Intangible assets	573,427
Total assets acquired	1,020,961
Other current liabilities	41,997
Deferred income tax liabilities	166,927
Other noncurrent liabilities	40,922
Total liabilities assumed	249,846
Net assets acquired	$771,115

(1)Inventories include a $16,324 adjustment to state work in progress and finished goods inventories at their fair value as of the acquisition date. The entire inventory fair value adjustment was recognized as a noncash increase to cost of goods sold ratably over the estimated inventory turnover period during the fiscal year ended September 30, 2018.

In connection with the acquisition of L’Orange, Woodward assumed the defined benefit pension obligations of the L’Orange defined benefit pension plans (the “Woodward L’Orange Pension Plans”). Woodward’s assumption of the liability associated with the Woodward L’Orange Pension Plans was part of the total consideration paid by Woodward to acquire L’Orange and thus reduced Woodward’s cash payment for the transaction. As of the Closing, the total liability recognized by the Company associated with the Woodward L’Orange Pension Plans was $39,257, of which $1,143 was considered current.

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

For the three and nine-months ended June 30, 2019, Woodward recorded amortization expense associated with the acquired intangibles of $5,558 and $28,136, respectively. Future amortization expense associated with the acquired intangibles as of June 30, 2019 is expected to be:

Year Ending September 30:
2019 (remaining)	$4,879
2020	19,491
2021	22,429
2022	22,378
2023	22,378
Thereafter	354,496
$446,051

The final purchase price allocation resulted in the recognition of $257,447 of goodwill. Only the portion of goodwill which relates to the U.S. operations of Woodward L’Orange is deductible for tax purposes. The Company has included all of the goodwill in its Industrial segment. The goodwill represents the estimated value of potential expansion with new customers, the opportunity to further develop sales opportunities with new customers, other synergies including supply chain savings expected to be achieved through the integration of Woodward L’Orange with Woodward’s Industrial segment, and intangible assets that do not qualify for separate recognition, such as the value of the assembled Woodward L’Orange workforce that is not included within the estimated value of the acquired backlog and customer relationship intangible assets.

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

The unaudited pro forma financial information for the three and nine-months ended June 30, 2019 includes Woodward’s results, including the post-acquisition results of Woodward L’Orange, since June 1, 2018. The unaudited pro forma financial information for the three and nine-months ended June 30, 2018 combines Woodward’s results with the pre-acquisition results of L’Orange for the period prior to June 1, 2018, and the post-acquisition results of Woodward L’Orange since June 1, 2018.

Prior to the L’Orange acquisition by Woodward, L’Orange was a wholly owned subsidiary of Rolls-Royce, and as such was not a standalone entity for financial reporting purposes. Accordingly, the historical operating results of L’Orange may not be indicative of the results that might have been achieved, historically or in the future, if L’Orange had been a standalone entity.

The unaudited pro forma results for the three and nine-months ended June 30, 2019 and June 30, 2018 are as follows:

	Three-Months Ended		Three-Months Ended
	June 30, 2019		June 30, 2018
	As reported	Pro forma	As reported	Pro forma
Net sales	$752,005	$752,005	$588,117	$639,665
Net earnings	66,107	66,092	49,117	66,372
Earnings per share:
Basic earnings per share	$1.07	$1.07	$0.80	$1.08
Diluted earnings per share	1.02	1.02	0.77	1.04

	Nine-Months Ended		Nine-Months Ended
	June 30, 2019		June 30, 2018
	As reported	Pro forma	As reported	Pro forma
Net sales	$2,163,660	$2,163,660	$1,606,514	$1,830,515
Net earnings	192,806	201,363	105,866	134,976
Earnings per share:
Basic earnings per share	$3.11	$3.25	$1.72	$2.20
Diluted earnings per share	2.99	3.12	1.66	2.12

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

The operating results of Woodward L’Orange have been included in Woodward’s operating results for the periods subsequent to the completion of the acquisition on June 1, 2018. Woodward L’Orange contributed net sales of $78,517 for the three-months and $254,183 for the nine-months ended June 30, 2019, and net sales of $24,878 for both the three and nine-months ended June 30, 2018. Woodward L’Orange contributed net income before income taxes of $11,495 for the three-months and $33,995 for the nine-months ended June 30, 2019, and a net loss before income taxes of $1,215 for both the three and nine-months ended June 30, 2018.

Woodward incurred acquisition financing related costs of $3,655 for the three-months and $11,152 for the nine-months ended June 30, 2019, and $1,154 for both the three and nine-months ended June 30, 2018. The acquisition financing related costs are included in “Interest expense” in the Condensed Consolidated Statements of Earnings.

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

Under previous accounting guidance, Woodward concluded that the formation of the JV was not the culmination of an earnings event and deferred recognition of the consideration paid until earned in the future. Under ASC 606, Woodward also concluded the formation of the JV was not a culmination of an earnings event and has further concluded that the consideration paid or receivable from GE represents a material right. Accordingly, under both ASC 606 and the previous standard, Woodward concluded it was appropriate to defer the consideration received as a liability and recognize it as an increase to net sales in proportion to revenue realized on sales of applicable fuel systems within the scope of the JV. Recognition to net sales in a particular period is determined as a percentage of total revenue expected to be realized by Woodward over the estimated remaining lives of the underlying commercial aircraft engine programs assigned to the JV. Unamortized deferred revenue from material rights in connection with the JV formation included accrued liabilities of $6,806 as of June 30, 2019 and $7,087 as of September 30, 2018, and other liabilities of $234,038 as of June 30, 2019 and $235,300 as of September 30, 2018. Amortization of the deferred income (material right) recognized as an increase to sales was $2,013 for the three-months and $5,712 for the nine-months ended June 30, 2019, and $1,564 for the three-months and $4,103 for the nine-months ended June 30, 2018.

Woodward and GE jointly manage the JV and any significant decisions and/or actions of the JV require the mutual consent of both parties. Neither Woodward nor GE has a controlling financial interest in the JV, but both Woodward and GE do have the ability to significantly influence the operating and financial decisions of the JV. Therefore, Woodward is accounting for its 50% ownership interest in the JV using the equity method of accounting. The JV is a related party to Woodward. Other income includes income of $3,290 for the three-months and $7,761 for the nine-months ended June 30, 2019, and income of $738 for the three-months and $2,340 for the nine-months ended June 30, 2018 related to Woodward’s equity interest in the earnings of the JV. During the three and nine-months ended June 30, 2019, Woodward received cash distributions from the JV of $4,500 and $12,000 respectively, which is included in Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Woodward received no cash distributions from the JV during the three and nine-months ended June 30, 2018. Woodward’s net investment in the JV, which is included in other assets, was $5,373 as of June 30, 2019 and $9,611 as of September 30, 2018.

Woodward’s net sales include $18,049 for the three-months and $45,176 for the nine-months ended June 30, 2019 of sales to the JV, compared to $20,085 for the three-months and $50,137 for the nine-months ended June 30, 2018. Woodward recorded a reduction to sales of $6,897 for the three-months and $25,148 for the nine-months ended June 30, 2019 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to $7,340 for the three-months and $19,670 for the nine-months ended June 30, 2018. The Condensed Consolidated Balance Sheets include “Accounts receivable” of $5,441 at June 30, 2019, and $10,499 at September 30, 2018, related to amounts the JV owed Woodward, and include “Accounts payable” of $2,365 at June 30, 2019, and $2,944 at September 30, 2018, related to amounts Woodward owed the JV.

Upon the October 1, 2018 adoption of ASC 606, Woodward recorded $57,529 of revenue recognized in prior periods for the JV’s engineering and development projects as an increase to contract liabilities in “Other liabilities” and $57,529 of costs recognized in prior periods as costs to fulfill a contract in “Other assets.” Woodward recognized an additional $3,042 during the three-months and $11,640 during the nine-months ended June 30, 2019 of contract liabilities in “Other liabilities,” and $3,042 during the three-months and $11,640 during the nine-months ended June 30, 2019 of additional costs to fulfill a contract in “Other assets.” In the three and nine-months ended June 30, 2019, Woodward recognized a $2,774 reduction in both the contract liability in “Other liabilities” and costs to fulfill a contract in “Other assets” related to the termination of a JV engineering and development project previously recognized as a material right.

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

	At June 30, 2019				At September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$54,392	$-	$-	$54,392	$59,838	$-	$-	$59,838
Investments in reverse repurchase agreements	90	-	-	90	4,582	-	-	4,582
Investments in term deposits with foreign banks	8,820	-	-	8,820	19,174	-	-	19,174
Equity securities	20,787	-	-	20,787	19,730	-	-	19,730
Cross currency interest rate swaps	-	2,186	-	2,186	-	-	-	-
Total financial assets	$84,089	$2,186	$-	$86,275	$103,324	$-	$-	$103,324

Financial liabilities:
Cross currency interest rate swaps	$-	$4,319	$-	$4,319	$-	$23,000	$-	$23,000
Total financial liabilities	$-	$4,319	$-	$4,319	$-	$23,000	$-	$23,000

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

Trade accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value. The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At June 30, 2019		At September 30, 2018
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$14,037	$13,382	$13,458	$13,462
Investments in short-term time deposits	2	12,072	12,123	8,883	8,874
Liabilities:
Long-term debt	2	$(1,065,531)	$(1,013,737)	$(1,094,987)	$(1,095,292)

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Company at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 2.0% at June 30, 2019 and 3.1% at September 30, 2018.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits was 6.3% at both June 30, 2019 and September 30, 2018.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rates used to estimate the fair value of long-term debt were 2.8% at June 30, 2019 and 3.5% at September 30, 2018.

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

Derivative instruments not designated or qualifying as hedging instruments

On April 18, 2018, Woodward entered into an at-the-money forward option at a cost of $5,543 (the “Forward Option”) whereby, on May 30, 2018, Woodward had the ability to exercise its option to purchase €490,000 on June 1, 2018 using U.S. dollars at a fixed exchange rate of 1.2432. The Forward Option was entered into to manage Woodward’s exposure to fluctuations in the Euro prior to the anticipated close of the L’Orange Agreement, which provided for payment in Euros. Woodward did not enter into the Forward Option for trading or speculative purposes. As the spot rate was below 1.2432 on

May 30, 2018, Woodward elected not to exercise the option and a loss of $5,543 was recognized on the Forward Option in “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings in the three and nine-months ended June 30, 2018.  The Forward Option expired on June 1, 2018.

In May 2018, Woodward entered into cross currency interest rate swap agreements that synthetically convert $167,420 of floating-rate debt under Woodward’s then existing revolving credit agreement to Euro denominated floating-rate debt in conjunction with the L’Orange acquisition (the “Floating-Rate Cross Currency Swap”). Also in May 2018, Woodward entered into cross currency interest rate swap agreements that synthetically convert an aggregate principal amount of $400,000 of fixed-rate debt associated with the 2018 Note Purchase Agreement (as defined in Note 14, Credit facilities short-term borrowings and long-term debt) to Euro denominated fixed-rate debt (the “Fixed-Rate Cross Currency Swaps”). The cross currency interest rate swaps, which effectively reduce the interest rate on the underlying fixed and floating-rate debt under the 2018 Notes (as defined in Note 14, Credit facilities short-term borrowings and long-term debt) and Woodward’s then existing revolving credit agreement, respectively, is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.

Derivatives instruments in fair value hedging relationships

Concurrent with the entry into the Floating-Rate Cross Currency Swap, a corresponding Euro denominated intercompany loan receivable with identical terms and notional amount as the underlying Euro denominated floating-rate debt, with a reciprocal cross currency interest rate swap, was entered into by Woodward Barbados Financing SRL (“Barbados”), a wholly owned subsidiary of Woodward, and is designated as a fair value hedge under the criteria prescribed in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the Euro denominated intercompany loan.

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

In June 2013, in connection with Woodward’s expected refinancing of current maturities on its then existing long-term debt, Woodward entered into a treasury lock agreement with a notional amount of $25,000 that qualified as a cash flow hedge under ASC 815. The objective of this derivative instrument was to hedge the risk of variability in cash flows attributable to changes in the designated benchmark interest rate over a seven year period related to the future principal and interest payments on a portion of anticipated future debt issuances. The treasury lock agreement was terminated in August 2013 and the resulting gain of $507 was recorded as a reduction to accumulated OCI, net of tax, and is being recognized as a decrease to interest expense over a seven year period. Woodward expects to reclassify $72 of net unrecognized gains on terminated derivative instruments from accumulated OCI to earnings during the next twelve months.

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange losses of $598 for the three-months and net foreign exchanges gains of $976 for the nine-months ended June 30, 2019, compared to net foreign exchange gains of $2,559 for the three-months and $548 for the nine-months ended June 30, 2018.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the impact of derivative instruments designated as qualifying hedging instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ended
		June 30, 2019
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$1,340	$2,315	$1,664
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	5,244	4,990	5,244
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	-	(18)
		$6,566	$7,305	$6,890

		Three-Months Ended
		June 30, 2018
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$1,467	$1,835	$1,467
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	3,506	21,823	3,506
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	-	(18)
		$4,955	$23,658	$4,955

		Nine-Months Ended
		June 30, 2019
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(4,082)	$(3,220)	$(3,471)
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(8,306)	(17,647)	(8,306)
Treasury lock agreement designated as cash flow hedge	Interest expense	(54)	-	(54)
		$(12,442)	$(20,867)	$(11,831)

		Nine-Months Ended
		June 30, 2018
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$1,467	$1,835	$1,467
Cross currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	3,506	21,823	3,506
Treasury lock agreement designated as cash flow hedge	Interest expense	(54)	-	(54)
		$4,919	$23,658	$4,919

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI were net losses of $12,280 as of June 30, 2019 and $21,315 as of September 30, 2018.

Note 9. Supplemental statement of cash flows information

	Nine-Months Ended June 30,
	2019	2018
Interest paid, net of amounts capitalized	$36,018	$24,966
Income taxes paid	56,210	31,443
Income tax refunds received	1,453	1,760
Non-cash activities:
Purchases of property, plant and equipment on account	4,423	8,438
Impact of the adoption of ASC 606 (Note 3)	38,700	-
Common shares issued from treasury to settle benefit obligations (Note 20)	14,846	14,741

Note 10. Inventories

	June 30,	September 30,
	2019	2018
Raw materials	$131,971	$80,999
Work in progress	138,085	118,010
Component parts (1)	308,243	298,820
Finished goods	63,221	51,767
Customer supplied inventory (Note 3)	13,021	-
On-hand inventory for which control has transferred to the customer (Note 3)	(123,378)	-
	$531,163	$549,596

(1)Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 11. Property, plant, and equipment

	June 30,	September 30,
	2019	2018
Land and land improvements	$95,036	$94,146
Buildings and building improvements	582,084	565,065
Leasehold improvements	18,042	17,954
Machinery and production equipment	716,791	668,986
Computer equipment and software	120,536	124,788
Office furniture and equipment	36,916	31,533
Other	19,337	19,366
Construction in progress	81,567	103,036
	1,670,309	1,624,874
Less accumulated depreciation	(607,225)	(564,869)
Property, plant, and equipment, net	$1,063,084	$1,060,005

In the second quarter of fiscal year 2018, the Company announced its decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado. The carrying value of the assets at the Duarte facility was $10,738 as of June 30, 2019, of which the Company has identified assets held for sale with a carrying value of $7,848. At September 30, 2018, the Company identified assets held for sale of $8,306. The majority of the assets held for sale are included in “Land and land improvements” and “Buildings and buildings improvements” which relate to the land, building and building improvements, and other assets at the Duarte facility. The assets held for sale are included in the Company’s Aerospace segment. Based on current market conditions, the Company expects to record a gain on the eventual sale of these assets. The Company has identified approximately $377 that is planned to be disposed of as a result of the relocation.

The Company assessed whether the decision to relocate from its Duarte facility could indicate a potential impairment of the assets at the Duarte facility and concluded that the assets were not impaired as of June 30, 2019.

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

Included in “Construction in progress” are costs of $23,801 at June 30, 2019 and $32,248 at September 30, 2018 associated with new equipment purchases for the greater-Rockford, Illinois campus and costs of $5,624 at June 30, 2019 and $3,967 at September 30, 2018 associated with new equipment purchases and the renovation of the Drake Campus.

Included in “Office furniture and equipment” and “Other” is $1,627 at June 30, 2019 and $1,650 at September 30, 2018, of gross assets acquired on capital leases, and accumulated depreciation included $1,441 at June 30, 2019 and $1,158 at September 30, 2018 of amortization associated with the capital lease assets.

For the three and nine-months ended June 30, 2019 and 2018, Woodward had depreciation expense as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation expense	$21,665	$17,695	$62,998	$48,276

For the three and nine-months ended June 30, 2019 and 2018, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Capitalized interest	$176	$607	$611	$1,841

Note 12. Goodwill

	September 30, 2018	Effects of Foreign Currency Translation	June 30, 2019
Aerospace	$455,423	$-	$455,423
Industrial	357,827	(5,382)	352,445
Consolidated	$813,250	$(5,382)	$807,868

On June 1, 2018, Woodward completed the acquisition of L’Orange (see Note 5, Business acquisition), which resulted in the recognition of $257,447 in goodwill in the Company’s Industrial segment.

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, or at any time there is an indication goodwill is more-likely-than-not impaired, commonly referred to as triggering events. Woodward’s fourth quarter of fiscal year 2018 impairment test resulted in no impairment, and there were no triggering events in the first or second quarters of fiscal year 2019.

As discussed at Note 21, Commitments and contingencies, on April 9, 2019, German wind turbine manufacturer, Senvion GmbH (“Senvion”), a significant customer of Woodward’s renewables business, announced that it filed for self-administration insolvency proceedings. In conjunction with this, during the three-months ended June 30, 2019, Woodward determined that this action by Senvion represented a triggering event requiring an interim goodwill impairment test of its renewable power systems reporting unit. Based on the results of this interim impairment test, Woodward determined the renewable power systems reporting unit’s goodwill was not impaired as of June 30, 2019.

Note 13. Intangible assets, net

	June 30, 2019			September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(178,177)	$103,506	$281,683	$(166,719)	$114,964
Industrial	421,876	(40,138)	381,738	429,880	(35,856)	394,024
Total	$703,559	$(218,315)	$485,244	$711,563	$(202,575)	$508,988

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	19,354	(18,763)	591	19,448	(18,587)	861
Total	$19,354	$(18,763)	$591	$19,448	$(18,587)	$861

Process technology:
Aerospace	$76,371	$(58,654)	$17,717	$76,372	$(54,874)	$21,498
Industrial	95,645	(23,990)	71,655	97,154	(20,373)	76,781
Total	$172,016	$(82,644)	$89,372	$173,526	$(75,247)	$98,279

Backlog:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	42,066	(42,066)	-	42,955	(18,006)	24,949
Total	$42,066	$(42,066)	$-	$42,955	$(18,006)	$24,949

Other intangibles:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	1,598	(1,257)	341	1,629	(1,158)	471
Total	$1,598	$(1,257)	$341	$1,629	$(1,158)	$471

Intangible asset with indefinite life:
Tradename:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	65,933	-	65,933	67,335	-	67,335
Total	$65,933	$-	$65,933	$67,335	$-	$67,335

Total intangibles:
Aerospace	$358,054	$(236,831)	$121,223	$358,055	$(221,593)	$136,462
Industrial	646,472	(126,214)	520,258	658,401	(93,980)	564,421
Consolidated Total	$1,004,526	$(363,045)	$641,481	$1,016,456	$(315,573)	$700,883

For the three and nine-months ended June 30, 2019 and 2018, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense	$11,305	$11,360	$45,470	$23,861

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2019 (remaining)	$10,689
2020	39,917
2021	40,903
2022	38,700
2023	37,642
Thereafter	407,697
$575,548

Note 14. Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”). The Revolving Credit Agreement provided for the option to increase available borrowings up to $1,200,000, subject to lenders’ participation. On June 19, 2019, Woodward amended the Revolving Credit Agreement (the “Amended and Restated Revolving Credit Agreement”) to, among other things, (i) increase the option to increase available borrowings from $1,200,000 to $1,500,000, (ii) continue the commitments of the lenders thereunder to make revolving loans in an aggregate principal amount of up to $1,000,000, or $1,500,000 subject to lenders’ participation, (iii) extend the termination date of the revolving loan commitments of all the lenders from April 28, 2020 to June 19, 2024, and (iv) subject to conforming changes to the Company’s existing note purchase agreements, modify the definition of “EBITDA” to add-back acquisition related transaction costs associated with permitted acquisitions and increase the minimum consolidated net worth covenant from $800,000 to $1,156,000 plus (a) 50% of Woodward’s positive net income for the prior fiscal year and (b) 50% of Woodward’s net cash proceeds resulting from certain issuances of stock, subject to certain adjustments. Borrowings under the Amended and Restated Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.875% to 1.75%. Under the Amended and Restated Revolving Credit Agreement, there were $361,852 in principal amount of borrowings outstanding as of June 30, 2019, at an effective interest rate of 3.54%. Under the prior Revolving Credit Agreement, there were $266,541 in principal amount of borrowings outstanding as of September 30, 2018, at an effective interest rate of 3.48%.

As of June 30, 2019, $180,000 of the borrowings under the Amended and Restated Revolving Credit Agreement were classified as short-term borrowings, and as of September 30, 2018, $150,000 of the borrowings under the Revolving Credit Agreement were classified as short-term borrowings based on Woodward’s intent and ability to pay this amount in the next twelve months.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of both June 30, 2019 and September 30, 2018. Woodward had other short-term borrowings of $3,635 as of September 30, 2018, which were repaid during the first quarter of fiscal year 2019.

Long-term debt

	June 30,	September 30,
	2019	2018
Long-term portion of revolving credit facility - Floating rate (LIBOR plus 0.875% - 1.75%), due June 19, 2024; unsecured	$181,852	$116,541
Series D notes – 6.39%, due October 1, 2018; unsecured	-	100,000
Series F notes – 8.24%, due April 3, 2019; unsecured	-	43,000
Series G notes – 3.42%, due November 15, 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 15, 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 15, 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 15, 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 15, 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 15, 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 23, 2026; unsecured	45,470	46,437
Series N notes – 1.31% due September 23, 2028; unsecured	87,532	89,393
Series O notes – 1.57% due September 23, 2031; unsecured	48,882	49,921
Series P notes – 4.27% due May 30, 2025; unsecured	85,000	85,000
Series Q notes – 4.35% due May 30, 2027; unsecured	85,000	85,000
Series R notes – 4.41% due May 30, 2029; unsecured	75,000	75,000
Series S notes – 4.46% due May 30, 2030; unsecured	75,000	75,000
Series T notes – 4.61% due May 30, 2033; unsecured	80,000	80,000
Unamortized debt issuance costs	(2,589)	(2,895)
Total long-term debt	1,011,147	1,092,397
Less: Current portion of long-term debt	-	-
Long-term debt, less current portion	$1,011,147	$1,092,397

The Notes

In October 2008, Woodward entered into a note purchase agreement relating to the Series D Notes, due on October 1, 2018. On October 1, 2018, Woodward paid the entire principal balance of $100,000 on the Series D Notes using proceeds from borrowings under its revolving credit facility.

In April 2009, Woodward entered into a note purchase agreement relating to the Series F Notes, which were due on April 3, 2019. On April 3, 2019, Woodward paid the entire principal balance of $43,000 on the Series F Notes using proceeds from borrowings under its revolving credit facility.

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

Interest on the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid. Interest on the Series F Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid. Interest on the 2016 Notes is payable semi-annually on March 23 and September 23 of each year, until all principal is paid. Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid. As of June 30, 2019, the Series J Notes bore interest at an effective rate of 3.77%. Commencing on November 30, 2018, interest on the 2018 Notes is payable semi-annually on May 30 and November 30 of each year until all principal is paid.

Debt Issuance Costs

Unamortized debt issuance costs associated with the Notes of $2,589 as of June 30, 2019 and $2,895 as of September 30, 2018 were recorded as a reduction in “Long-term debt, less current portion” in the Condensed Consolidated Balance Sheets. In connection with the Amended and Restated Revolving Credit Agreement, Woodward incurred $2,238 in debt issuance costs, which are deferred and are being amortized using the straight-line method over the life of the agreement. As of June 19, 2019, Woodward also had $802 of deferred debt issuance costs remaining that were incurred in connection with the then existing revolving credit agreement, which have been combined with the deferred debt issuance costs associated with the Amended and Restated Revolving Credit Agreement and are being amortized using the straight-line method over the life of the Amended and Restated Revolving Credit Agreement. Unamortized debt issuance costs of $2,990 associated with these revolving credit agreements as of June 30, 2019 and $1,385 as of September 30, 2018 were recorded as “Other assets” in the Condensed Consolidated Balance Sheets. Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 15. Accrued liabilities

	June 30,	September 30,
	2019	2018
Salaries and other member benefits	$105,988	$88,643
Warranties	22,848	20,130
Interest payable	5,542	18,611
Accrued retirement benefits	3,574	3,571
Current portion of loss reserve on contractual lease commitments	1,245	1,245
Restructuring charges	5,363	16,522
Taxes, other than income	15,729	21,128
Net current contract liabilities (Note 3)	26,307	9,659
Other	20,189	15,004
	$206,785	$194,513

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

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2019	2018	2019	2018
Warranties, beginning of period	$21,790	$13,283	$20,130	$13,597
Increases due to acquisition of L'Orange	-	6,045	-	6,045
Impact from adoption of ASC 606 (Note 3)	-	-	704	-
Expense, net of recoveries	4,268	2,696	10,035	3,000
Reductions for settlement of previous warranty liabilities	(3,315)	(1,838)	(7,864)	(2,670)
Foreign currency exchange rate changes	105	(384)	(157)	(170)
Warranties, end of period	$22,848	$19,802	$22,848	$19,802

Loss reserve on contractual lease commitments

In connection with the construction of a new production facility in Niles, Illinois, Woodward vacated a leased facility in Skokie, Illinois and recognized a loss reserve against the estimated remaining contractual lease commitments, less anticipated sublease income. Changes in the loss reserve were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2019	2018	2019	2018
Loss reserve on contractual lease commitments, beginning of period	$3,382	$4,478	$3,931	$5,270
Payments, net of sublease income	(269)	(267)	(818)	(1,059)
Loss reserve on contractual lease commitments, end of period	$3,113	$4,211	$3,113	$4,211

Other liabilities included $1,868 and $2,686 of accrued loss reserve on contractual lease commitments as of June 30, 2019 and September 30, 2018, respectively, which are not expected to be settled or paid within twelve months of the respective balance sheet date.

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

The summary of activity in accrued restructuring charges during the nine-months ended June 30, 2019 is as follows:

		Period Activity
	Balances as of October 1, 2018	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balances as of June 30, 2019
Workforce management costs associated with:
Duarte plant relocation	$12,504	$-	$(7,908)	$-	$4,596
Industrial turbomachinery business realignment	4,018	-	(3,251)	-	767
Total	$16,522	$-	$(11,159)	$-	$5,363

Note 16. Other liabilities

	June 30,	September 30,
	2019	2018
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$90,512	$90,722
Total unrecognized tax benefits	10,447	8,582
Noncurrent income taxes payable	20,301	12,494
Deferred economic incentives (1)	11,924	13,038
Loss reserve on contractual lease commitments (2)	1,868	2,686
Cross currency swap derivative liability (3)	4,319	23,000
Net noncurrent contract liabilities (4)	332,927	235,300
Other	11,886	12,233
	$484,184	$398,055

(1)

Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

(2)See Note 15, Accrued liabilities for more information on the loss reserve on contractual lease commitments.

(3)See Note 7, Financial instruments and fair value measurements for more information on the cross currency swap derivative liability.

(4)See Note 3, Revenue, for more information on net noncurrent contract liabilities.

Note 17. Other (income) expense, net

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Equity interest in the earnings of the JV (Note 6)	$(3,290)	$(738)	$(7,761)	$(2,340)
Net loss (gain) on sales of assets	680	50	880	(404)
Rent income	(44)	(28)	(188)	(99)
Net gain on investments in deferred compensation program	(894)	(257)	(821)	(957)
Loss on forward option derivative instrument (Note 8)	-	5,543	-	5,543
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,245)	(3,222)	(9,739)	(9,603)
Other	(123)	(373)	(505)	(731)
	$(6,916)	$975	$(18,134)	$(8,591)

Note 18. Income taxes

U.S. GAAP requires the interim tax provision be determined as follows:

•At the end of each quarter, Woodward estimates the tax that will be provided for the current fiscal year stated as a percentage of estimated “ordinary income.” The term ordinary income refers to earnings from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

The estimated annual effective rate is applied to the year-to-date ordinary income at the end of each quarter to compute the estimated year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is equal to the difference between the most recent year-to-date and the prior quarter year-to-date computations.

•The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the events occur.

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

On December 22, 2017, the U.S. enacted significant changes to the U.S. tax law following the passage and signing of the Tax Act. The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.

Enactment of the Tax Act during December 2017 resulted in a discrete net charge to Woodward’s income tax expense in the amount of $14,778, which was recorded in the three-months ended December 31, 2018. After adjustments to amounts made throughout fiscal year 2018, the net impact of the enactment of the Tax Act was $10,860. Woodward finalized its assessment of the income tax effects of the Tax Act in the first quarter of fiscal year 2019.

On June 14, 2019, the Internal Revenue Service (“IRS”) issued final regulations that modified the Transition Tax computation required by the Tax Act. As a result, in the three-months ended June 30, 2019, Woodward recognized additional income tax expense related to the Transition Tax of $10,588.

Within the calculation of Woodward’s annual effective tax rate, Woodward has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the IRS, the SEC, and the FASB and/or various other tax jurisdictions. Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to Woodward’s U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax reform legislation could have a material impact on Woodward’s future income tax expense. Additionally, Woodward anticipates the IRS will issue additional regulations related to the Tax Act which may have an impact on Woodward’s future income tax expense.

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Earnings before income taxes	$92,314	$54,417	$243,997	$140,551
Income tax expense	26,207	5,300	51,191	34,685
Effective tax rate	28.4%	9.7%	21.0%	24.7%

The increase in the effective tax rate for the three-months ended June 30, 2019 compared to the three-months ended June 30, 2018 is primarily attributable to favorable resolutions of tax matters in the prior fiscal year quarter that did not repeat in the current quarter and the additional income tax expense related to the Transition Tax resulting from final regulations issued by the IRS on June 14, 2019 that modified the Transition Tax computation required by the Tax Act. Also contributing to the increase in the three-months ended June 30, 2019 was the loss of the domestic production activities deduction in the current quarter and the U.S. federal corporate income tax on estimated current year foreign earnings. Partially offsetting these increases were the impacts of the Tax Act on the resolution of the fiscal year 2014, 2015, and 2016 IRS audits recorded in the prior fiscal year quarter that did not repeat in the current quarter and a reduction in the U.S. federal corporate income tax rate provided by the Tax Act.

The decrease in the effective tax rate for the nine-months ended June 30, 2019, compared to the nine-months ended June 30, 2018 is primarily attributable to higher income tax expense related to the Tax Act recognized in the prior fiscal year compared to the amount recognized in the current fiscal year, the reduction in the U.S. federal corporate income tax rate provided by the Tax Act in the first nine months of fiscal year 2019, and an increase in the net excess income tax benefits from stock-based compensation in the first nine months of fiscal year 2019. Partially offsetting this decrease were favorable resolutions of tax matters in the first nine months of the prior fiscal year that did not repeat in the first nine months of the current fiscal year, an increase in the U.S. federal corporate income tax on estimated current year foreign earnings in the first nine months of fiscal year 2019, and the loss of the domestic production activities deduction in the first nine months of fiscal year 2019.

Gross unrecognized tax benefits were $10,143 as of June 30, 2019, and $8,364 as of September 30, 2018. Included in the balance of unrecognized tax benefits were $4,012 in tax benefits as of June 30, 2019 and $3,288 as of September 30, 2018 that, if recognized, would affect the effective tax rate. At this time, Woodward does not believe it is reasonably possible that the liability for unrecognized tax benefits will decrease in the next twelve months. Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense. Woodward had accrued gross interest and penalties of $393 as of June 30, 2019 and $279 as of September 30, 2018.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Reviews of tax matters by authorities and lapses of the applicable statutes of limitations may result in changes to tax expense. Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2017 and thereafter. In fiscal year 2018, Woodward concluded its U.S. federal income tax examinations through fiscal year 2016. Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2014 and thereafter. Woodward closed various audits in foreign jurisdictions in the second and third quarters of fiscal year 2019. As a result, fiscal years remaining open to examination in significant foreign jurisdictions include fiscal year 2016 and thereafter.

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Company costs	$8,969	$8,262	$26,426	$24,858

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

On October 26, 2018, the High Court of Justice in the United Kingdom (the “High Court”) issued a ruling (the “Court Ruling”) requiring defined benefit plan sponsors in the United Kingdom to equalize benefits payable to men and women under its United Kingdom defined benefit pension plans by amending those plans to increase the pension benefits payable to participants that accrued such benefits during the period from 1990 to 1997. In the Court Ruling, the High Court also provided details on acceptable alternative methods of amending plans to equalize the pension benefits. Woodward has initially concluded that Court Ruling is applicable to its defined benefit pension plan in the United Kingdom and will make the necessary plan amendments. Based on its initial estimates, Woodward does not believe the Court Ruling represents a significant event requiring a remeasurement of its United Kingdom defined benefit pension plan’s obligation and assets as of June 30, 2019.

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

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended June 30,
	United States		Other Countries		Total
	2019	2018	2019	2018	2019	2018
Service cost	$363	$410	$509	$283	$872	$693
Interest cost	1,596	1,501	477	386	2,073	1,887
Expected return on plan assets	(2,996)	(2,904)	(663)	(703)	(3,659)	(3,607)
Amortization of:
Net actuarial loss	154	150	71	74	225	224
Prior service cost	177	177	-	-	177	177
Net periodic retirement pension (benefit) cost	$(706)	$(666)	$394	$40	$(312)	$(626)
Contributions paid	$-	$-	$319	$227	$319	$227

	Nine-Months Ended June 30,
	United States		Other Countries		Total
	2019	2018	2019	2018	2019	2018
Service cost	$1,088	$1,232	$1,533	$606	$2,621	$1,838
Interest cost	4,788	4,503	1,442	1,059	6,230	5,562
Expected return on plan assets	(8,989)	(8,711)	(1,997)	(2,106)	(10,986)	(10,817)
Amortization of:
Net actuarial loss	463	449	215	221	678	670
Prior service cost	532	532	-	-	532	532
Net periodic retirement pension (benefit) cost	$(2,118)	$(1,995)	$1,193	$(220)	$(925)	$(2,215)
Contributions paid	$-	$-	$1,382	$658	$1,382	$658

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings. The interest cost component is include in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$1	$1	$4	$5
Interest cost	288	291	865	874
Amortization of:
Net actuarial loss	13	24	41	72
Prior service benefit	(1)	(40)	(4)	(119)
Curtailment gain	-	-	-	(330)
Net periodic other postretirement cost	$301	$276	$906	$502
Contributions paid	$512	$595	$1,589	$1,830

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

Retirement pension benefits:
United States	$-
United Kingdom	173
Japan	-
Germany	271
Other postretirement benefits	2,026

Multiemployer defined benefit plans

Woodward operates multiemployer defined benefit plans for certain employees in both the Netherlands and Japan. The amounts of contributions associated with the multiemployer defined benefit plans were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Company contributions	$55	$86	$193	$253

Note 20. Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, Woodward’s board of directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that will end in November 2019 (the “2017 Authorization”). In the first nine months of fiscal year 2019, Woodward purchased 1,102 shares of its common stock for $110,311 under the 2017 Authorization pursuant to a 10b5-1 plan. Woodward repurchased no common stock under the 2017 Authorization in the first nine months of fiscal year 2018.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan. As of September 14, 2016, the effective date of the 2017 Plan, Woodward’s board of directors delegated authority to administer the 2017 Plan to the compensation committee of the board of directors (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards. On January 30, 2019, Woodward’s stockholders approved an additional 1,400 shares of Woodward’s common stock to be made available for future grants. Under the 2017 Plan, there were approximately 1,813 shares of Woodward’s common stock available for future grants as of June 30, 2019.

Stock options

Woodward believes that stock options align the interests of its employees and directors with the interests of its stockholders. Stock option awards are granted with an exercise price equal to the market price of Woodward’s stock at the date the grants are awarded, a ten year term, and generally have a four year vesting schedule at a rate of 25% per year.

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

	Three-Months Ended				Nine-Months Ended
	June 30,				June 30,
	2019		2018		2019			2018
Weighted-average exercise price per share	$	n/a	$	n/a	$79.12			$78.91
Weighted-average grant date market value of Woodward stock	$	n/a	$	n/a	$79.12			$78.91
Expected term (years)		n/a		n/a	6.5	-	8.7	6.4	-	8.7
Estimated volatility		n/a		n/a	25.7%	-	31.0%	29.1%	-	32.7%
Estimated dividend yield		n/a		n/a	0.7%	-	0.8%	0.6%	-	0.8%
Risk-free interest rate		n/a		n/a	2.6%	-	3.1%	2.1%	-	2.8%

The following is a summary of the activity for stock option awards during the three and nine-months ended June 30, 2019:

	Three-Months Ended		Nine-Months Ended
	June 30, 2019		June 30, 2019
	Number of options	Weighted-Average Exercise Price per Share	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,733	$52.27	5,611	$45.42
Options granted	-	n/a	900	79.12
Options exercised	(279)	34.27	(1,024)	32.92
Options expired	(1)	69.13	(2)	72.58
Options forfeited	(12)	67.92	(44)	68.51
Options, ending balance	5,441	53.16	5,441	53.16

Changes in non-vested stock options during the three and nine-months ended June 30, 2019 were as follows:

	Three-Months Ended		Nine-Months Ended
	June 30, 2019		June 30, 2019
	Number of options	Weighted-Average Grant Date Fair Value per Share	Number of options	Weighted-Average Grant Date Fair Value Per Share
Non-vested options outstanding, beginning balance	2,058	$23.36	1,988	$21.64
Options granted	-	n/a	900	23.99
Options vested	-	n/a	(798)	19.80
Options forfeited	(12)	22.67	(44)	22.91
Non-vested options outstanding, ending balance	2,046	23.37	2,046	23.37

Information about stock options that have vested, or are expected to vest, and are exercisable at June 30, 2019 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,441	$53.16	6.0	$331,053
Options vested and exercisable	3,395	42.12	4.7	244,017
Options vested and expected to vest	5,336	52.70	6.0	327,112

Restricted stock units

Restricted stock units have been granted to certain employees of L’Orange (at acquisition) and other current Woodward members in key management positions. Each restricted stock unit entitles the holder to one share of the Company’s common stock upon vesting. The restricted stock units were granted with a two year vesting schedule and vest on the one and two year anniversaries of the grant date at a rate of 50% per year. The restricted stock units do not participate in dividends during the vesting period. The fair value of restricted stock units granted were estimated using the closing price of Woodward common stock on the grant date.

A summary of the activity for restricted stock units for the three and nine-months ended June 30, 2019:

	Three-Months Ended		Nine-Months Ended
	June 30, 2019		June 30, 2019
	Number	Fair Value per Share	Number	Fair Value per Share
Beginning balance	10	$82.71	10	$82.71
Shares granted	2	97.56	2	97.56
Shares vested	-	n/a	-	n/a
Shares forfeited	-	n/a	-	n/a
Ending balance	12	84.71	12	84.71

Stock-based compensation expense

Woodward recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Pursuant to form stock option agreements used by the Company, with terms approved by the administrator of the applicable plan, the requisite service period can be less than the four year vesting period based on grantee’s retirement eligibility. As such, the recognition of stock-based compensation expense associated with some stock option grants can be accelerated to a period of less than four years, including immediate recognition of stock-based compensation expense on the date of grant.

At June 30, 2019, there was approximately $13,849 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

On April 9, 2019, Senvion, a German wind turbine manufacturer and a significant customer of Woodward’s renewables business, announced that it filed for self-administration insolvency proceedings and declared it would be exploring options for the sale or partial liquidation of the company. In parallel, Senvion announced that it has sought financing to secure the continuation of its operations, which it announced may allow the company to successfully exit the insolvency process. On April 17, 2019, Senvion announced that it signed a €100,000 bulk loan agreement with its lenders and major bondholders to enable the company to continue its business activities. Since signing the €100,000 bulk loan agreement, Senvion has entered into service contract extensions and has continued commercial operations. On July 30, 2019, Senvion announced that it has reached an agreement with its lenders which gives financial support for the continuation of its business until the end of August and potentially for a period thereafter if ongoing talks with lenders can be concluded successfully. Woodward will continue to analyze any financial and commercial impact of the Senvion insolvency proceedings, including any adverse effect the proceedings may have on its financial results. Although management believes any such effect would not be material to

Woodward as a whole, the impact of the potential loss of this customer would be significant to Woodward’s renewables business.

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Segment external net sales:
Aerospace	$498,775	$404,612	$1,374,616	$1,096,860
Industrial	253,230	183,505	789,044	509,654
Total consolidated net sales	$752,005	$588,117	$2,163,660	$1,606,514
Segment earnings:
Aerospace	$103,238	$83,887	$277,814	$203,784
Industrial	26,240	10,943	82,537	41,411
Nonsegment expenses	(26,714)	(30,699)	(83,211)	(78,069)
Interest expense, net	(10,450)	(9,714)	(33,143)	(26,575)
Consolidated earnings before income taxes	$92,314	$54,417	$243,997	$140,551

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets follows:

	June 30, 2019	September 30, 2018
Segment assets:
Aerospace	$1,918,353	$1,805,892
Industrial	1,691,629	1,642,462
Unallocated corporate property, plant and equipment, net	84,321	102,083
Other unallocated assets	321,300	240,212
Consolidated total assets	$4,015,603	$3,790,649

Note 23. Subsequent event

On July 31 2019, Woodward’s board of directors declared a quarterly cash dividend of $0.1625 per share, payable on September 3, 2019, to stockholders of record as of August 20, 2019.

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

•the identification of a material weakness in our internal controls over financial reporting; and

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

OVERVIEW

New Accounting Policy

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all subsequently issued supplemental and/or clarifying ASUs related to ASU 2014-09 (collectively “ASC 606”) on October 1, 2018 and elected the modified retrospective transition method. The results for periods prior to fiscal year 2019 were not adjusted for the new standard and the cumulative effect of the change in accounting of $28,927, as previously reported, was recognized as a net increase to retained earnings at the date of adoption.

Subsequent to the adoption of ASC 606 and the issuance of Woodward’s unaudited Condensed Consolidated Financial Statements for the three-months ended December 31, 2018 and the three and six-months ended March 31, 2019, Woodward’s management identified an inconsistency in the application of ASC 606, which caused the Condensed Consolidated Financial Statements for the quarters ended December 31, 2018 and March 31, 2019, as well as the cumulative impact of the adoption of ASC 606 on the Condensed Consolidated Balance Sheet as of October 1, 2018, to be misstated by amounts that management concluded were not material. For the three-months ended December 31, 2018, management determined that as a result of the error net sales were understated by $8,164, earnings before income taxes were understated by $4,509, net earnings were understated by $3,355, and diluted earnings per share were understated by $0.05. For the three-months ended March 31, 2019, management determined that as a result of the error net sales were understated by $5,450, earnings before income taxes were understated by $3,532, net earnings were understated by $2,682, and diluted earnings per share were understated by $0.04.

Woodward corrected the error as of the date of adoption by revising the Condensed Consolidated Balance Sheet as of October 1, 2018. After revision, the cumulative effect of the change in accounting recognized as a net increase to retained earnings at the date of adoption was determined to be $38,745, an increase of $9,818 from the amount originally recorded. Retained earnings as of April 1, 2019 increased by a corresponding amount in the Condensed Consolidated Statement of Stockholders’ Equity for the three-months ended June 30, 2019.

To correct the errors for the three-months ended December 31, 2018 and for the three and six-months ended March 31, 2019, Woodward made an out-of-period correction in the three-months ended June 30, 2019. The correction resulted in increases to net sales of $13,614, earnings before income taxes of $8,041, net earnings of $6,037, and diluted earnings per share of $0.09 for the three-months ended June 30, 2019, the majority of which relates to Woodward’s Aerospace segment (see Note 3, Revenue, for further details).

Overall, we continue to believe the net earnings impact of the adoption of ASC 606, when compared to net earnings under the previous guidance, will not be material for the full fiscal year 2019. However, there will be ongoing quarterly variability in both sales and net earnings resulting from the adoption of ASC 606 as compared to the prior year amounts presented under the previous guidance. The adoption of ASC 606 has no impact on our cash flows.

In the following discussion and analysis of the results of operations and liquidity, we compare the results for the three and nine-months ended June 30, 2019, which were prepared under ASC 606, to the results for the three and nine-months ended June 30, 2018, which were prepared under the previous guidance, ASC 605. In instances where the change in accounting resulting from the adoption of ASC 606 is considered to be significant, we have identified the impact of ASC 606 on the current period results, which management believes improves comparability to the prior period results prepared under ASC 605.

The following table sets forth a comparison of select financial results as accounted for under both ASC 606 and ASC 605. The financial results for the three and nine-months ended June 30, 2019 are presented under both the current guidance of ASC 606 and as if prepared under the previous guidance of ASC 605. We believe this improves the comparability of the financial results between the periods presented. The select financial results are presented on both an as reported basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on an as adjusted basis, which represents a non-U.S. GAAP financial measure. The as adjusted non-U.S. GAAP financial measures, which differ from the similarly named financial measure as determined under either ASC 606 or ASC 605, include adjusted net earnings, adjusted earnings per share, and adjusted industrial segment earnings. A description of these measures as well as a reconciliation of these non-U.S.GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

	As reported (U.S. GAAP)			As adjusted (Non-U.S. GAAP)
	Three-Months Ended June 30,			Three-Months Ended June 30,
	2019		2018	2019		2018
	ASC 606	ASC 605	ASC 605	ASC 606	ASC 605	ASC 605
Net Sales:
Aerospace segment	$498,775	$448,215	$404,612	$498,775	$448,215	$404,612
Industrial segment	253,230	253,211	183,505	253,230	253,211	183,505
Total consolidated net sales	$752,005	$701,426	$588,117	$752,005	$701,426	$588,117
Earnings:
Aerospace segment	$103,238	$97,361	$83,887	$103,238	$97,361	$83,887
Segment earnings as a percent of segment net sales	20.7%	21.7%	20.7%	20.7%	21.7%	20.7%
Industrial segment	$26,240	$23,460	$10,943	$28,844	$28,317	$19,242
Segment earnings as a percent of segment net sales	10.4%	9.3%	6.0%	11.4%	11.2%	10.5%
Consolidated net earnings	$66,107	$59,407	$49,117	$83,856	$78,576	$71,445
Consolidated diluted earnings per share	$1.02	$0.92	$0.77	$1.30	$1.22	$1.12

	As reported (U.S. GAAP)			As adjusted (Non-U.S. GAAP)
	Nine-Months Ended June 30,			Nine-Months Ended June 30,
	2019		2018	2019		2018
	ASC 606	ASC 605	ASC 605	ASC 606	ASC 605	ASC 605
Net Sales:
Aerospace segment	$1,374,616	$1,270,647	$1,096,860	$1,374,616	$1,270,647	$1,096,860
Industrial segment	789,044	786,647	509,654	789,044	786,647	509,654
Total consolidated net sales	$2,163,660	$2,057,294	$1,606,514	$2,163,660	$2,057,294	$1,606,514
Earnings:
Aerospace segment	$277,814	$264,508	$203,784	$277,814	$264,508	$203,784
Segment earnings as a percent of segment net sales	20.2%	20.8%	18.6%	20.2%	20.8%	18.6%
Industrial segment	$82,537	$80,500	$41,411	$103,637	$103,852	$49,710
Segment earnings as a percent of segment net sales	10.5%	10.2%	8.1%	13.1%	13.2%	9.8%
Consolidated net earnings	$192,806	$180,835	$105,866	$235,760	$225,233	$156,634
Consolidated diluted earnings per share	$2.99	$2.81	$1.66	$3.67	$3.50	$2.46

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

Financial information for Woodward L’Orange is reflected in our financial statements from the date of the Closing. As a result of this acquisition, a comparison of results for the three and nine-months ended June 30, 2019 to the three and nine-months ended June 30, 2018 may not be particularly meaningful with regard to the performance of Woodward’s organic business. References to “organic” sales relate to net sales of Woodward businesses excluding those attributable to Woodward L’Orange.

Operational Highlights

Third Quarter Highlights

Net sales for the third quarter of fiscal year 2019 were $752,005, an increase of 27.9% from $588,117 for the third quarter of the prior year. Organic net sales for the third quarter of fiscal year 2019, which excludes $78,517 of net sales attributable to Woodward L’Orange, were $673,488, an increase of 19.6% compared to organic net sales of $563,239 for the third quarter of fiscal year 2018. Organic net sales for the third quarter of fiscal year 2018 excludes one month of net sales attributable to Woodward L’Orange in the amount of $24,878. Organic net sales for the third quarter of fiscal year 2019 include additional net sales of $50,338 recognized under ASC 606 that would not have been recognized under the previous guidance. Foreign currency exchange rates had an unfavorable impact on net sales of $7,195 for the third quarter of fiscal year 2019.

Aerospace segment net sales for the third quarter of fiscal year 2019 were up 23.3% to $498,775, compared to $404,612 for the third quarter of the prior fiscal year. Industrial segment net sales for the third quarter of fiscal year 2019 were up 38.0% to $253,230, compared to $183,505 for the third quarter of the prior fiscal year. Organic Industrial segment net sales, which excludes $78,517 of net sales attributable to Woodward L’Orange, were $174,713, up 10.1% compared to organic Industrial net sales of $158,627 for the third quarter of the prior year. Organic Industrial net sales for the third quarter of fiscal year 2018 excludes one month of net sales attributable to Woodward L’Orange in the amount of $24,878.

Net earnings for the third quarter of fiscal year 2019 were $66,107, or $1.02 per diluted share, compared to $49,117, or $0.77 per diluted share, for the third quarter of fiscal year 2018. Adjusted net earnings for the third quarter of fiscal year 2019 were $83,856, or adjusted earnings per share of $1.30 per diluted share, compared to $71,445, or $1.12 per diluted share, for the third quarter of fiscal year 2018.

The effective tax rate in the third quarter of fiscal year 2019 was 28.4%, compared to 9.7% for the third quarter of the prior fiscal year. The effective tax rate for both periods reflect the transition impacts of the changes in the U.S. federal tax law enacted in December 2017 with additional income tax expense of $10,588 recognized in the third quarter of fiscal year 2019.

Earnings before interest and taxes (“EBIT”) for the third quarter of fiscal year 2019 were $102,764, an increase of 60.2% from $64,131 in the third quarter of fiscal year 2018. EBIT for the third quarter of fiscal year 2019 includes an increase in EBIT of $8,659 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal year 2019 were $135,734, up 45.7% from $93,186 for the third quarter of fiscal year 2018. EBITDA for the third quarter of fiscal year 2019 includes an increase in EBITDA of $6,405 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance. Adjusted EBIT and adjusted EBITDA for the third quarter of fiscal year 2019 were $112,403 and $142,769, respectively, compared to $90,785 and $115,264, respectively, for the third quarter of fiscal year 2018. Adjusted EBIT and adjusted EBITDA for the third quarter of fiscal year 2019 each include an increase of $6,405 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.

Aerospace segment earnings as a percent of segment net sales were 20.7% in both the third quarter of fiscal year 2019 and the third quarter of the prior fiscal year. Industrial segment earnings as a percent of segment net sales were 10.4% in the third quarter of fiscal year 2019, compared to 6.0% in the third quarter of the prior fiscal year. Adjusted Industrial segment earnings as a percentage of segment net sales were 11.4% for the third quarter of fiscal year 2019, compared to 10.5% for the third quarter of fiscal year 2018.

Organic net sales, organic Industrial segment net sales, constant currency organic Industrial segment net sales, adjusted net earnings, adjusted earnings per share, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, and adjusted Industrial segment earnings are non-U.S. GAAP financial measures. A description of these measures as well as a reconciliation of these non-U.S. GAAP financial measures to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Year to Date Highlights

Net sales for the first nine months of fiscal year 2019 were $2,163,660, an increase of 34.7% from $1,606,514 for the first nine months of the prior fiscal year. Organic net sales for the first nine months of fiscal year 2019, which exclude $254,183 of net sales attributable to Woodward L’Orange, were $1,909,477, an increase of 20.7% compared to organic net sales of $1,581,636 for the first nine months of fiscal year 2018. Organic net sales for the first nine months of fiscal year 2018 excludes one month of net sales attributable to Woodward L’Orange in the amount of $24,878. Organic net sales for the first nine months of fiscal year 2019 include additional net sales of $105,176 recognized under ASC 606 that would not have been recognized under the previous guidance. Foreign currency exchange rates had an unfavorable impact on net sales of $21,450 for the first nine months of fiscal year 2019 as compared to the same period of the prior year. Aerospace segment net sales for the first nine months of fiscal year 2019 were up 25.3% to $1,374,616, compared to $1,096,860 for the first nine months of the prior fiscal year. Industrial segment net sales for the first nine months of fiscal year 2019 were $789,044, up 54.8% compared to $509,654 for the first nine months of fiscal year 2018. Organic Industrial segment net sales, which exclude $254,183 of net sales attributable to Woodward L’Orange, were $534,861, up 10.3% compared to organic Industrial segment net sales of $484,776. Organic Industrial net sales for the first nine months of fiscal year 2018 excludes one month of net sales attributable to Woodward L’Orange in the amount of $24,878.

Net earnings for the first nine months of fiscal year 2019 were $192,806, or $2.99 per diluted share, compared to $105,866, or $1.66 per diluted share, for the first nine months of fiscal year 2018. Adjusted net earnings for the first nine months of fiscal year 2019 were $235,760, or adjusted earnings per share of $3.67 per diluted share, compared to $156,634, or $2.46 per diluted share, for the first nine months of fiscal year 2018.

The effective tax rate in the first nine months of fiscal year 2019 was 21.0%, compared to 24.7% for the first nine months of the prior fiscal year. The effective tax rate for both periods reflect the transition impacts of the changes in the U.S. federal tax law enacted in December 2017 with additional income tax expense of $10,588 recognized in the first nine months of fiscal year 2019.

EBIT for the first nine months of fiscal year 2019 was $277,140, up 65.8% from $167,126 in the same period of fiscal year 2018. EBIT for the first nine months of fiscal year 2019 includes an increase in EBIT of $15,358 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance. EBITDA for the first nine months of fiscal year 2019 was $385,608, up 61.2% from $239,263 for the same period of fiscal year 2018. EBITDA for the first nine months of fiscal year 2019 includes an increase in EBITDA of $12,989 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance. Adjusted EBIT and adjusted EBITDA for the first nine months of fiscal year 2019 were $321,399 and $408,767, respectively, compared to $212,318 and $279,879, respectively, for the first nine months of fiscal year 2018. Adjusted EBIT and adjusted EBITDA for the first nine months of fiscal year 2019 each include an increase of $12,989 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.

Aerospace segment earnings as a percent of segment net sales increased to 20.2% in the first nine months of fiscal year 2019 from 18.6% in the first nine months of the prior fiscal year. Industrial segment earnings as a percent of segment net sales in the first nine months of fiscal year 2019 increased to 10.5% from 8.1% in the first nine months of the prior fiscal year. Adjusted Industrial segment earnings as a percent of segment net sales were 13.1% for the first nine months of fiscal year 2019, compared to 9.8% for the first nine months of fiscal year 2018.

Liquidity Highlights

Net cash provided by operating activities for the first nine months of fiscal year 2019 was $219,202, compared to $162,083 for the first nine months of fiscal year 2018. The increase in net cash provided by operating activities in the first nine months of fiscal year 2019 compared to the first nine months of the prior fiscal year is primarily attributable to increased earnings and the timing of certain cash payments for accounts payable in the first nine months of fiscal year 2019, partially offset by the timing of cash receipts from higher sales in the period and increased investment in inventories to support an increase in sales.

For the first nine months of fiscal year 2019, free cash flow, which we define as net cash flows from operating activities less payments for property, plant and equipment, was $141,297, compared to $72,486 for the first nine months of fiscal year 2018. (A reconciliation of free cash flow, a non-U.S. GAAP financial measure, to the closest U.S. GAAP financial measure can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.)

On June 19, 2019, we amended our revolving credit facility to, among other things, extend the termination date of the revolving loan commitments of the lenders thereunder from April 28, 2020 to June 19, 2024 and modify the option to increase available borrowings from $1,200,000 to $1,500,000, subject to lenders participation (the “Amended and Restated Revolving Credit Agreement”). The terms and conditions of the Amended and Restated Revolving Credit Agreement are similar to the prior credit agreement.

At June 30, 2019, we held $63,302 in cash and cash equivalents, and had total outstanding debt of $1,191,147 with additional borrowing availability of $627,203, net of outstanding letters of credit, under our revolving credit agreement. At June 30, 2019, we also had additional borrowing capacity of $7,593 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended				Nine-Months Ended
	June 30, 2019	% of Net Sales	June 30, 2018	% of Net Sales	June 30, 2019	% of Net Sales	June 30, 2018	% of Net Sales
Net sales	$752,005	100%	$588,117	100%	$2,163,660	100%	$1,606,514	100%
Costs and expenses:
Cost of goods sold	562,516	74.8	428,673	72.9	1,621,531	74.9	1,178,459	73.4
Selling, general, and administrative expenses	52,980	7.0	54,868	9.3	159,764	7.4	141,082	8.8
Research and development costs	40,661	5.4	39,470	6.7	123,359	5.7	111,425	6.9
Restructuring charges	-	-	-	-	-	-	17,013	1.1
Interest expense	10,798	1.4	10,056	1.7	34,156	1.6	27,751	1.7
Interest income	(348)	(0.0)	(342)	(0.1)	(1,013)	(0.0)	(1,176)	(0.1)
Other (income) expense, net	(6,916)	(0.9)	975	0.2	(18,134)	(0.8)	(8,591)	(0.5)
Total costs and expenses	659,691	87.7	533,700	90.7	1,919,663	88.7	1,465,963	91.3
Earnings before income taxes	92,314	12.3	54,417	9.3	243,997	11.3	140,551	8.7
Income tax expense	26,207	3.5	5,300	0.9	51,191	2.4	34,685	2.2
Net earnings	$66,107	8.8	$49,117	8.4	$192,806	8.9	$105,866	6.6

Other select financial data:

	June 30,	September 30,
	2019	2018
Working capital	$655,437	$523,619
Short-term borrowings	180,000	153,635
Total debt	1,191,147	1,246,032
Total stockholders' equity	1,704,311	1,538,104

Net Sales

Consolidated net sales for the third quarter of fiscal year 2019 increased by $163,888, or 27.9%, compared to the same period of fiscal year 2018. Consolidated net sales for the first nine months of fiscal year 2019 increased by $557,146, or 34.7%, compared to the same period of fiscal year 2018. Net sales for the third quarter and first nine months of fiscal year 2019 include additional net sales of $50,579 and $106,366, respectively, recognized under ASC 606 that would not have been recognized under the previous guidance. Net sales for the third quarter and first nine months of fiscal year 2019 under ASC 606 increased primarily as a result of customer provided inventory required to be included in net sales (“noncash consideration”). Organic net sales for the third quarter of fiscal year 2019, which exclude $78,517 of net sales attributable to Woodward L’Orange, increased by 19.6%, compared to organic net sales for the same period of fiscal year 2018. Organic net sales for the third quarter of fiscal year 2018 excludes one month of net sales attributable to Woodward L’Orange in the amount of $24,878. Organic consolidated net sales for the first nine months of fiscal year 2019, which excludes $254,183 of net sales attributable to Woodward L’Orange, increased by 20.7%, compared to organic consolidated net sales for the same period of fiscal year 2018. Organic net sales for the first nine months of fiscal year 2018 excludes one month of net sales attributable to Woodward L’Orange in the amount of $24,878. Organic consolidated net sales for the third quarter and first nine months of fiscal year 2019 include additional net sales of $50,338 and $105,176, respectively, recognized under ASC 606 that would not have been recognized under the previous guidance.

Details of the changes in consolidated net sales are as follows:

	Three-Month Period	Nine-Month Period
Consolidated net sales for the period ended June 30, 2018	$588,117	$1,606,514
Aerospace volume	64,897	197,799
Industrial volume	21,305	68,746
L'Orange acquisition	55,029	230,695
Noncash consideration	23,176	67,938
Effects of changes in price and sales mix	6,676	13,418
Effects of changes in foreign currency rates	(7,195)	(21,450)
Consolidated net sales for the period ended June 30, 2019	$752,005	$2,163,660

The increase in consolidated net sales for the third quarter and first nine months of fiscal year 2019 is primarily attributable to continued strength across commercial and defense original equipment manufacturer (“OEM”) and defense aftermarket sales in the Aerospace segment. In the Industrial segment, the increase in organic net sales volumes is primarily attributable to increased sales in our reciprocating engine business, partially offset by continuing challenges in our renewables business.

Costs and Expenses

Cost of goods sold increased by $133,842 to $562,515, or 74.8% of net sales, for the third quarter of fiscal year 2019, from $428,673, or 72.9% of net sales, for the third quarter of fiscal year 2018. Cost of goods sold increased by $443,072 to $1,621,531, or 74.9% of net sales, for the first nine months of fiscal year 2019 from $1,178,459, or 73.4% of net sales, for the first nine months of fiscal year 2018. The increase in cost of goods sold in the third quarter and first nine months of fiscal year 2019 as compared to the same periods of the prior year is primarily attributable to higher sales volume, additional costs of goods sold attributable to Woodward L’Orange sales, additional cost of goods sold attributable to noncash consideration from customer supplied inventory recognized under ASC 606, and higher manufacturing costs related to increased capacity expansion costs to support higher production levels.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 25.2% for the third quarter of fiscal year 2019, compared to 27.1% for the third quarter of fiscal year 2018. The decrease in gross margin is primarily attributable to higher manufacturing costs related to increased capacity expansion costs to support increased production levels, an unfavorable sales mix of lower gross margin products in our Industrial segment, and the noncash consideration recognized under ASC 606. Noncash consideration negatively impacts gross margin as the inventory recognized as net sales under a noncash consideration transaction is reflected in cost of goods sold at an amount equal to the sales value.

Gross margin was 25.1% for the first nine months of fiscal year 2019, compared to 26.6% for the first nine months of fiscal year 2018. The decrease in gross margin is primarily attributable to the amortization of the acquired Woodward L’Orange backlog intangible asset, which is recognized as a noncash increase to cost of goods sold, higher manufacturing costs related to increased capacity expansion costs to support increased production levels, and an unfavorable sales mix of lower gross margin products in our Industrial segment. Gross margin for the first nine months of fiscal year 2019 was further negatively impacted by noncash consideration recognized under ASC 606.

Selling, general and administrative expenses decreased by $1,888, or 3.4%, to $52,980 for the third quarter of fiscal year 2019, compared to $54,868 for the third quarter of fiscal year 2018. Selling, general, and administrative expenses increased by $18,682, or 13.2%, to $159,764 for the first nine months of fiscal year 2019, compared to $141,082 for the first nine months of fiscal year 2018. The third quarter and first nine months of fiscal year 2018 included special charges associated with the L’Orange Acquisition. These special charges consisted of transaction and integration costs of $3,077 and $4,358 in the third quarter and first nine months of fiscal year 2018, respectively, warranty and indemnity insurance costs of $4,293 in both the third quarter and first nine months of fiscal year 2018, and German real estate transfer tax charges of $3,385 in both the third quarter and first nine months of fiscal year 2018. Excluding these special charges in both the third quarter and first nine months of fiscal year 2018, selling, general and administrative expenses increased 20.1% in the third quarter and 23.8% in the first nine months of fiscal year 2019 primarily due to an increase in certain expenses to support ongoing company growth and the inclusion of a full three-months and nine-months, respectively, of selling, general and administrative expenses attributable to Woodward L’Orange. Also contributing the increase in the nine-months ended June 30, 2019 was an increase in variable compensation related to the strong financial performance in the first nine months of the fiscal year. Selling, general, and administrative expenses as a percentage of net sales decreased to 7.0% for the third quarter of fiscal year 2019, compared to 9.3% for the third quarter of fiscal year 2018 and 7.4% for the first nine months of fiscal year 2019, compared to 8.8% for the first nine months of fiscal year 2018.

Research and development costs increased by $1,191, or 3.0%, to $40,661 for the third quarter of fiscal year 2019, as compared to $39,470 for the third quarter of fiscal year 2018. Research and development costs as a percentage of net sales decreased to 5.4% for the third quarter of fiscal year 2019, as compared to 6.7% for the third quarter of fiscal year 2018. Research and development costs increased by $11,934, or 10.7%, to $123,359 for the first nine months of fiscal year 2019, as compared to $111,425 for the first nine months of fiscal year 2018. Research and development costs decreased as a percentage of net sales to 5.7% for the first nine months of fiscal year 2019, as compared to 6.9% for the first nine months of fiscal year 2018.

Research and development costs in the third quarter and first nine months of fiscal year 2019 were higher primarily due to research and development costs attributable to Woodward L’Orange. Also contributing to higher research and developments costs in the first nine months of fiscal year 2019 was an increase in variable compensation related to the strong financial performance in the first nine months of the fiscal year. Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Restructuring charges of $17,013 recognized in the first nine months of fiscal year 2018 related primarily to our decision in the second quarter of fiscal year 2018 to relocate our Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado (the “Duarte Relocation”). Also included in the restructuring charges of $17,013 for the first nine months of fiscal year 2018 were workforce management costs related to our ongoing effort to align our industrial turbomachinery business, which is part of our Industrial segment, with the then current market conditions. All of the restructuring charges recorded in the first nine months of fiscal 2018 were recorded as nonsegment expenses. There were no restructuring charges recorded in the third quarter or first nine months of fiscal year 2019.

Interest expense increased by $742, or 7.4%, to $10,798, for the third quarter of fiscal year 2019, compared to $10,056 for the third quarter of fiscal year 2018. Interest expense decreased as a percentage of net sales to 1.4% for the third quarter of fiscal year 2019, as compared to 1.7% for the third quarter of fiscal year 2018. Interest expense increased by $6,405, or 23.1%, to $34,156 for the first nine months of fiscal year 2019, as compared to $27,751 for the first nine months of fiscal year 2018. Interest expense as a percentage of net sales was 1.6% for the first nine months of fiscal year 2019, compared to 1.7% for the first nine months of fiscal year 2018. The increase in interest expense in the third quarter and first nine months of fiscal year 2019 compared to the same periods of fiscal year 2018 is primarily due to the additional interest expense associated with the financing of the L’Orange Acquisition. Related to the L’Orange Acquisition, on May 31, 2018 we issued an aggregate principal amount of $400,000 of senior unsecured notes in a series of private placement transactions and borrowed $167,420 under our revolving credit agreement to fund the acquisition.

Income taxes were provided at an effective rate on earnings before income taxes of 28.4% for the third quarter and 21.0% for the first nine months of fiscal year 2019, compared to 9.7% for the third quarter and 24.7% for the first nine months of fiscal year 2018. The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

		Three-Month		Nine-Month
		Period		Period
Effective tax rate for the period ended June 30, 2018		9.7%		24.7%
Current year effect of U.S. federal corporate rate reduction		(3.5)		(3.5)
Impact of the Tax Act:
Effect of U.S. federal corporate rate reduction on net U.S. deferred tax liability	(8.4)		7.3
Transition Tax	11.5		(14.2)
Increased deferred tax liability associated with anticipated repatriation taxes	-		(3.6)
Net impact of enactment of the Tax Act		3.1		(10.5)

Taxes on international activities		2.0		3.7
Research and experimentation credit		0.8		0.8
State and local taxes		0.4		0.4
Adjustment of prior period tax items		14.0		6.7
Net excess income tax benefit from stock-based compensation		(0.9)		(3.1)
Domestic production activities deduction		2.8		2.1
Other		-		(0.3)
Effective tax rate for the period ended June 30, 2019		28.4%		21.0%

The increase in the effective tax rate for the three-months ended June 30, 2019, compared to the three-months ended June 30, 2018 is primarily attributable to favorable resolutions of tax matters in the prior fiscal year quarter that did not repeat in the current quarter and an unfavorable adjustment related to the one-time repatriation tax on deferred foreign income (the “Transition Tax”) resulting from final regulations issued by the Internal Revenue Service (“IRS”) on June 14, 2019 that modified the Transition Tax computation required by “The Tax Cuts and Jobs Act” enacted in December 2017 (the “Tax Act”). Also contributing to the increase in the quarter was the loss of the domestic production activities deduction in the current quarter and the increase in the U.S. federal corporate income tax on estimated current year foreign earnings. Partially offsetting these increases were the impacts of the Tax Act on the resolution of the fiscal year 2014, 2015, and 2016 IRS audits recorded in the prior fiscal year quarter that did not repeat in the current quarter and the reduction in the U.S. federal corporate income tax rate provided by the Tax Act.

The decrease in the effective tax rate for the nine-months ended June 30, 2019 compared to the nine months ended June 30, 2018 is primarily attributable to higher income tax expense related to the Tax Act recognized in the prior fiscal year compared to the amount recognized in the current fiscal year, the reduction in the in U.S. federal corporate income tax rate provided by the Tax Act in the first nine months of fiscal year 2019, and an increase in the net excess income tax benefits from stock-based compensation in the first nine months of fiscal year 2019. Partially offsetting this decrease were favorable resolutions of tax matters in the first nine months of the prior fiscal year that did not repeat in the first nine months of the current fiscal year, an increase in the U.S. federal corporate income tax on estimated current year foreign earnings in the first nine months of fiscal year 2019, and the loss of the domestic production activities deduction in the first nine months of fiscal year 2019.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense. Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2017 and thereafter. In fiscal year 2018, Woodward concluded its U.S. federal income tax examinations through fiscal year 2016. Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2014 and thereafter. Woodward closed various audits in foreign jurisdictions in the second and third quarters of fiscal year 2019. As a result, fiscal years remaining open to examination in significant foreign jurisdictions include 2016 and thereafter.

Segment Results

The following table presents sales by segment:

	Three-Months Ended June 30,				Nine-Months Ended June 30,
	2019		2018		2019		2018
Net sales:
Aerospace	$498,775	66.3%	$404,612	68.8%	$1,374,616	63.5%	$1,096,860	68.3%
Industrial	253,230	33.7	183,505	31.2	789,044	36.5	509,654	31.7
Consolidated net sales	$752,005	100.0%	$588,117	100.0%	$2,163,660	100.0%	$1,606,514	100.0%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2019	2018	2019	2018
Aerospace	$103,238	$83,887	$277,814	$203,784
Industrial	26,240	10,943	82,537	41,411
Nonsegment expenses	(26,714)	(30,699)	(83,211)	(78,069)
Interest expense, net	(10,450)	(9,714)	(33,143)	(26,575)
Consolidated earnings before income taxes	92,314	54,417	243,997	140,551
Income tax expense	(26,207)	(5,300)	(51,191)	(34,685)
Consolidated net earnings	$66,107	$49,117	$192,806	$105,866

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2019	2018	2019	2018
Aerospace	20.7%	20.7%	20.2%	18.6%
Industrial	10.4%	6.0%	10.5%	8.1%

Aerospace

Aerospace segment net sales increased by $94,163, or 23.3% to $498,775 for the third quarter of fiscal year 2019, compared to $404,612 for the third quarter of fiscal year 2018. Aerospace segment net sales increased by $277,756, or 25.3%, to $1,374,616 for the first nine months of fiscal year 2019, compared to $1,096,860 for the same period of fiscal year 2018. Aerospace segment net sales for the third quarter and first nine months of fiscal year 2019 include additional net sales of $50,560 and $103,969, respectively, recognized under ASC 606 that would not have been recognized under the previous guidance. The remaining increase in segment net sales for the third quarter and first nine months of fiscal year 2019, as compared to the same periods of fiscal year 2018, was driven by continued strength across commercial OEM as a result of continued momentum in next generation aircraft production, and defense OEM and aftermarket programs as a result of higher military spending.

Commercial OEM sales increased in the third quarter and first nine months of fiscal year 2019 as compared to the same periods of fiscal year 2018, driven by production of next generation narrowbody commercial aircraft on which we have increased content. Commercial aftermarket sales remained healthy in the third quarter of fiscal year 2019 and were higher in the first nine months of fiscal year 2019 as compared to the same period of fiscal year 2018 as a result of increased utilization of existing fleets and the initial provisioning for new platforms. As anticipated, initial provisioning was lower due to the grounding of the Boeing 737MAX and compared to a very strong third quarter in the prior year.

U.S. government funding for defense platforms on which we have content remains strong. Defense OEM sales increased in the third quarter and first nine months of fiscal year 2019 compared to the same periods of fiscal year 2018, driven primarily by continued strong demand for smart weapons, as well as growing international demand for various other military programs. Defense aftermarket sales remained strong through the first nine months of fiscal year 2019, with a significant increase in defense aftermarket sales in the third quarter. We expect some ongoing variability in defense aftermarket sales due to the timing of continued maintenance needs and upgrade programs.

Aerospace segment earnings increased by $19,351, or 23.1%, to $103,238 for the third quarter of fiscal year 2019, compared to $83,887 for the third quarter of fiscal year 2018. Aerospace segment earnings increased by $74,030, or 36.3%, to $277,814 for the first nine months of fiscal year 2019, compared to $203,784 for the first nine months of fiscal year 2018. Aerospace segment earnings for the third quarter and first nine months of fiscal year 2019 include an increase in segment earnings of $5,877 and $13,306, respectively, as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance. Fluctuations in Aerospace segment earnings as a percentage of additional revenue recognized under ASC 606 are a result of gross margin differences associated with the timing of sales under ASC 606 compared to those under the previous guidance.

The net increase in Aerospace segment earnings for the third quarter and first nine months of fiscal year 2019 was due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2018	$83,887	$203,784
Sales volume	34,301	103,595
Price, sales mix and productivity	279	9,157
Production capacity expansion costs	(4,479)	(11,285)
Other, net	(10,750)	(27,437)
Earnings for the period ended June 30, 2019	$103,238	$277,814

Aerospace segment earnings as a percentage of segment net sales were 20.7% for both the third quarter of fiscal year 2019 and fiscal year 2018. Aerospace segment earnings as a percentage of segment net sales were 20.2% for the first nine months of fiscal year 2019, compared to 18.6% for the first nine months of fiscal year 2018. Excluding the impact of the change in accounting following the adoption of ASC 606, Aerospace segment earnings as a percent of net sales were 21.7% for the third quarter and 20.8% for the first nine months of fiscal year 2019. Aerospace segment earnings in both the third quarter and first nine months of fiscal year 2019 benefitted from higher sales volume and, in the first nine months of fiscal year 2019, a favorable product sales mix. Partially offsetting these in both the third quarter and first nine months of fiscal year 2019 were higher manufacturing costs related to increased capacity expansion costs to support higher production levels, and other costs primarily including an increase in variable compensation related to the strong financial performance in the first nine months of the fiscal year.

Industrial

Industrial segment net sales increased by $69,725, or 38.0%, to $253,230 for the third quarter of fiscal year 2019, compared to $183,505 for the third quarter of fiscal year 2018. Industrial segment net sales increased by $279,390 or 54.8%, to $789,044 for the first nine months of fiscal year 2019, compared to $509,654 for the same period of fiscal year 2018. Foreign currency exchange rates had an unfavorable impact on segment net sales of $6,227 and $18,951 for the third quarter and first nine months of fiscal year 2019, respectively. Organic Industrial segment net sales for the third quarter of fiscal year 2019, which excludes $78,517 of net sales attributable to Woodward L’Orange, were $174,713, an increase of 10.1% compared to organic Industrial segment net sales of $158,627 for the third quarter of fiscal year 2018. Organic Industrial net sales for the third quarter of fiscal year 2018 excludes one month of net sales attributable to Woodward L’Orange in the amount of $24,878. On a constant currency basis, organic Industrial segment net sales would have increased approximately 14.1% for the third quarter of fiscal year 2019 compared to the same quarter of the prior fiscal year. The adoption of ASC 606 did not have a significant impact on the organic Industrial segment net sales recognized for the third quarter of fiscal year 2019. Organic Industrial segment net sales for the first nine months of fiscal year 2019, which exclude $254,183 of net sales attributable to Woodward L’Orange, were $534,861, an increase of 10.3% compared to organic Industrial segment net sales of $484,776 for the first nine months of fiscal year 2018. Organic Industrial net sales for the third quarter of fiscal year 2018 excludes one month of net sales attributable to Woodward L’Orange in the amount of $24,878. On a constant currency basis, organic Industrial segment net sales would have increased approximately 14.2% for the first nine months of fiscal year 2019 compared to the first nine months of the prior fiscal year. Organic Industrial segment net sales for the first nine months of fiscal year 2019 include additional net sales of $1,207 as a result of revenue recognized under ASC 606 that would not have been recognized under the previous guidance.

The increase in organic Industrial segment net sales in the third quarter and first nine months of fiscal year 2019 was primarily due to increased reciprocating engine sales and industrial gas turbine sales, partially offset by continuing declines in renewables sales. Sales of fuel systems for compressed natural gas (“CNG”) trucks in Asia continues to drive the increase in our engine business. The recent transition to China 6 regulations led to strong demand for China 5-compliant natural gas trucks leading up to the implementation. As a result, we expect some variability in the demand for natural gas trucks in China as the market absorbs the large pre-buy activities of China 5-compliant natural gas trucks and as the market transitions to the next generation China 6-complaint natural gas trucks. We continue to expect the market demand for natural gas trucks to remain favorable as the Chinese government continues to encourage natural gas usage under its initiative on air quality improvement. The industrial gas turbine business has remained stable with some year-over-year and sequential quarter sales growth. Industrial gas turbine sales in the third quarter and first nine months of fiscal year 2019 continues to benefit from the depletion of inventory levels in the market and increased Woodward content on certain newer industrial gas turbines. Woodward expects modest year-over-year and sequential industrial gas turbine sales growth to continue into the fourth quarter of fiscal year 2019.

Our renewables business has been unfavorably impacted by both platform transitions by some of our customers to wind turbines with less Woodward content and the shift from government subsidies to auction-based schemes, which have driven down market pricing and intensified competition.

On April 9, 2019, Senvion, a German wind turbine manufacturer and a significant customer of Woodward’s renewables business, announced that it filed for self-administration insolvency proceedings and declared it would be exploring options for the sale or partial liquidation of the company. In parallel, Senvion announced that it has sought financing to secure the continuation of its operations, which it announced may allow the company to successfully exit the insolvency process. On April 17, 2019, Senvion announced that it signed a €100,000 bulk loan agreement with its lenders and major bondholders to enable the company to continue its business activities. Since signing the €100,000 bulk loan agreement, Senvion has entered into service contract extensions and has continued commercial operations. On July 30, 2019, Senvion announced that it has reached an agreement with its lenders which gives financial support for the continuation of its business until the end of August and potentially for a period thereafter if ongoing talks with lenders can be concluded successfully. Woodward will continue to analyze any financial and commercial impact of the Senvion insolvency proceedings, including any adverse effect the proceedings may have on its financial results. Although management believes it would not be material to Woodward as a whole, the impact of the potential loss of this customer would be significant to Woodward’s renewables business.

Industrial segment earnings increased by $15,297, or 139.8%, to $26,240 for the third quarter of fiscal year 2019, compared to $10,943 for the third quarter of fiscal year 2018. Segment earnings increased by $41,126, or 99.3%, to $82,537 for the first nine months of fiscal year 2019, compared to $41,411 for the same period of fiscal year 2018. Adjusted Industrial segment earnings, which exclude certain purchase accounting impacts related to the L’Orange Acquisition, were $28,844 for the third quarter of fiscal year 2019, an increase of 49.9% compared to the third quarter of fiscal year 2018, and $103,637 for the first nine months of fiscal year 2019, an increase of 108.5% compared to same period of fiscal year 2018. Industrial segment earnings for the third quarter and first nine months of fiscal year 2019 include an increase in segment earnings of $2,780 and $2,037, respectively, as a result of the adoption of ASC 606 that would not have been recognized under the previous guidance. The adoption of ASC 606 did not have a significant impact on adjusted Industrial segment earnings for the third quarter or first nine months of fiscal year 2019. Fluctuations in Industrial segment earnings and adjusted Industrial segment earnings as a percentage of additional revenue recognized under ASC 606 are a result of gross margin differences associated with the timing of sales under ASC 606 compared to those under the previous guidance.

The net increase in Industrial segment earnings for the third quarter and first nine months of fiscal year 2019 was due to the following:

	Three-Month	Nine-Month
	Period	Period
Earnings for the period ended June 30, 2018	$10,943	$41,411
Sales volume	11,025	32,732
Price, sales mix and productivity	(7,136)	(8,531)
Impact of L'Orange Acquisition	12,663	35,162
Effects of changes in foreign currency rates	(1,630)	(3,774)
Other, net	375	(14,463)
Earnings for the period ended June 30, 2019	$26,240	$82,537

Industrial segment earnings as a percentage of segment net sales were 10.4% for the third quarter and 10.5% for the first nine months of fiscal year 2019, compared to 6.0% for the third quarter and 8.1% for the first nine months of fiscal year 2018. Excluding the impact of the change in accounting following the adoption of ASC 606, Industrial segment earnings as a percent of net sales were 9.3% and 10.2% for the third quarter and first nine months of fiscal year 2019, respectively. Adjusted Industrial segment earnings as a percentage of segment net sales were 11.4% for the third quarter and 13.1% for the first nine months of fiscal year 2019. Excluding the impact of the change in accounting following the adoption of ASC 606, adjusted Industrial segment earnings as a percent of segment net sales were 11.2% and 13.2% for the third quarter and first nine months of fiscal year 2019, respectively. The increase in Industrial segment earnings in the third quarter and first nine months of fiscal year 2019 was primarily due to earnings attributable to Woodward L’Orange and higher organic sales volume, partially offset by unfavorable sales mix and higher other costs primarily including an increase in variable compensation related to the strong financial performance in the first nine months of the fiscal year.

Nonsegment expenses

Nonsegment expenses decreased to $26,714 for the third quarter of fiscal year 2019, compared to $30,699 for the third quarter of fiscal year 2018. Included in nonsegment expenses for the third quarter of fiscal year 2019 were charges in the amount of $7,035 related to the relocation of our Duarte, California operations to our newly renovated Drake campus in Fort Collins, Colorado (“Duarte move related costs”). Included in nonsegment expenses for the third quarter of fiscal year 2018 were certain special charges related to the acquisition of Woodward L’Orange (“L’Orange Acquisition Related Charges”), as well as Duarte move related costs of $2,057. The L’Orange Acquisition Related Charges recognized in the third quarter of fiscal year 2018 included (i) merger and acquisition transaction and integration costs, (ii) costs associated with an at-the-money-forward option (the “Forward Option”), (iii) warranty and indemnity insurance costs associated with the L’Orange Acquisition, and (iv) German real estate transfer tax costs associated with the L’Orange Acquisition. Excluding these charges from both 2019 and 2018, nonsegment expenses increased in the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018 primarily due to an increase in variable compensation related to the strong financial performance in the first nine months of the fiscal year, as well as an increase in certain expenses to support ongoing company growth.

Nonsegment expenses increased to $83,211 for the first nine months of fiscal year 2019, compared to $78,069 for the first nine months of fiscal year 2018. Included in nonsegment expenses for the first nine months of fiscal year 2019 were Duarte move related costs of $23,159. In addition to L’Orange Acquisition Related Charges, included in nonsegment expenses for the first nine months of fiscal year 2018 were Duarte move related costs of $2,301 and restructuring charges of $17,013. Excluding these charges from both 2019 and 2018, nonsegment expenses increased in the first nine months of fiscal year 2019 compared to the same period in fiscal year 2018 primarily due an increase in variable compensation related to the strong financial performance in the first nine months of the fiscal year.

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

Our aggregate cash and cash equivalents were $63,302 at June 30, 2019 and $83,594 at September 30, 2018, and our working capital was $655,437 at June 30, 2019 and $523,619 at September 30, 2018. Of the cash and cash equivalents held at June 30, 2019, $59,391 was held by our foreign locations. We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated. The additional uncertainty associated with the Tax Act increases the impracticality of determining this income tax liability.

We do not believe the one-time repatriation tax on deferred foreign income resulting from the Tax Act, which is expected to be paid over an eight year period that began in January 2019, will have a significant impact on our cash flows in any individual fiscal year.

Consistent with common business practice in China, our Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable. Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft. The issuing financial institution is the obligor, not our customers. Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance. We had bankers’ acceptance notes of $86,059 at June 30, 2019 and $23,191 at September 30, 2018 recorded as non-customer accounts receivable in our

Condensed Consolidated Balance Sheets. We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy and to which the credit risks associated with the bankers’ acceptance notes are believed to be low.

On June 19, 2019, we amended our revolving credit agreement to, among other things, extend the termination date of the revolving loan commitments of the lenders thereunder from April 28, 2020 to June 19, 2024. Our revolving credit facility, as amended, provides a borrowing capacity of up to $1,000,000 with the option to increase total available borrowings to up to $1,500,000, subject to lenders’ participation. We can borrow against our revolving credit facility as long as we are in compliance with all of our debt covenants. Borrowings under the revolving credit facility can be made in U.S. dollars or in foreign currencies other than the U.S. dollar provided that the U.S. dollar equivalent of any foreign currency borrowings and U.S. dollar borrowings does not, in total, exceed the borrowing capacity of the revolving credit facility. Historically, we have used borrowings under our revolving credit facilities to meet certain short-term working capital needs, as well as for strategic uses, including repurchases of our common stock, payments of dividends, acquisitions, and facility expansions.

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

At June 30, 2019, we had total outstanding debt of $1,191,147 consisting of various series of unsecured notes due between 2020 and 2033, and amounts borrowed under our revolving credit facility. At June 30, 2019, we had additional borrowing availability of $627,203 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,593 under various foreign credit facilities. On October 1, 2018, Woodward paid the entire principal balance of $100,000 on the Series D Notes using proceeds from borrowings under its revolving credit facility. On April 3, 2019, we paid the entire principal balance of $43,000 on our 8.24% unsecured Series F notes using proceeds from borrowings under our revolving credit facility.

At June 30, 2019, we had $361,852 of borrowings outstanding under our revolving credit facility, $180,000 of which was classified as short-term borrowings based on our intent and ability to pay this amount in the next twelve months. Of these borrowings, as of June 30, 2019, $344,800 is denominated in U.S. dollars and €15,000 is denominated in Euro. Revolving credit facility and short-term borrowing activity during the nine-months ended June 30, 2019 were as follows:

Maximum daily balance during the period	$449,802
Average daily balance during the period	$366,630
Weighted average interest rate on average daily balance	3.61%

We believe we were in compliance with all our debt covenants as of June 30, 2019. See Note 13, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent Form 10-K, for more information about our covenants.

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

In the first quarter of fiscal year 2017, our board of directors terminated our prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that will end in November 2019 (the “2017

Authorization”). In the first nine months of fiscal year 2019, we repurchased 1,102 shares of our common stock for $110,311 under the 2017 Authorization pursuant to a 10b5-1 plan. We purchased no stock in the first nine months of fiscal year 2018.

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

In the third quarter of fiscal year 2018, we announced our decision to relocate our Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado. The carrying value of the assets at the Duarte facility in California was $10,738 as of June 30, 2019, of which we have identified assets held for sale with a carrying value of $7,848. The assets held for sale relate to the land, building and building improvements, and other assets at the Duarte facility. Based on current market conditions, we expect to record a gain on the eventual sale of these assets. We have identified approximately $377 that is planned to be disposed of as a result of the relocation.

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

Cash Flows

	Nine-Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$219,202	$162,083
Net cash used in investing activities	(79,826)	(851,307)
Net cash (used in) provided by financing activities	(159,008)	721,194
Effect of exchange rate changes on cash and cash equivalents	(660)	(5,123)
Net change in cash and cash equivalents	(20,292)	26,847
Cash and cash equivalents, including restricted cash, at beginning of year	83,594	87,552
Cash and cash equivalents, at end of period	$63,302	$114,399

Net cash flows provided by operating activities for the first nine months of fiscal year 2019 was $219,202, compared to $162,083 for the same period of fiscal year 2018. The increase in net cash provided by operating activities in the first nine months of fiscal year 2019 compared to the first nine months of the prior fiscal year is primarily attributable to increased earnings and the timing of certain cash payments for accounts payable in the first nine months of fiscal year 2019, partially offset by the timing of cash receipts from higher sales in the period and increased investment in inventories to support an increase in sales. In addition to cash flows from net earnings in the first nine months of fiscal year 2019, increased accounts payable and accrued liabilities provided $32,104 in cash flow, while increased accounts receivable and inventory used cash of $25,582 and $93,681, respectively, and income taxes used cash of $7,096. Depreciation and amortization in the first nine months of fiscal year 2019 was $110,837. Increases in both current unbilled receivables (contract assets) and contract liabilities had an insignificant net impact. Although the balance of current unbilled receivables (contract assets) and contract liabilities is expected to remain variable, the adoption of ASC 606 has no net impact on our net cash flows provided by operating activities.

Net cash flows used in investing activities for the first nine months of fiscal year 2019 was $79,826, compared to $851,307 in the first nine months of fiscal year 2018. The decrease in cash used in investing activities in the first nine months of fiscal year 2019 compared to the first nine months of the prior fiscal year is primarily due to cash used for the acquisition of L’Orange on June 1, 2018 and a decrease in payments for property plant and equipment, partially offset by an increase in payments for purchases of short-term investments.

Net cash flows used in financing activities for the first nine months of fiscal year 2019 was $159,008, compared to net cash flows provided of $721,194 in the first nine months of fiscal year 2018. In the first nine months of fiscal year 2019, we repurchased 1,102 shares of our common stock for $110,311 pursuant to a 10b5-1 plan under the 2017 Authorization. We made no stock repurchases in the first nine months of fiscal year 2018. Also during the first nine months of fiscal year 2019, we had net debt payments of $51,189 and had cash dividends paid of $28,985. The net cash flows provided by financing activities in the first nine months of fiscal year 2018 is primarily the result of the issuance of an aggregate principal amount of $400,000 of long-term debt in May 2018 and borrowings of $167,420 under our revolving credit facility, both of which were used primarily to finance the acquisition of L’Orange. Also during the first nine months of fiscal year 2018, we had net debt borrowings unrelated to the acquisition of L’Orange in the amount of $178,746, partially offset by cash dividends paid of $25,206 and payments of $5,543 for the settlement of the Forward Option.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating and capital leases, purchases, retirement pension benefit plans, and other postretirement benefit plans. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K. Other than the amended revolving credit agreement discussed above, there have been no material changes to our various contractual obligations during the first nine months of fiscal year 2019.

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

Constant currency organic Industrial segment net sales

The Company presents certain sales measures excluding the impact of currency exchange rate fluctuations, which is refers to as being presented on a “constant currency basis.” The Company calculates sales measures on a constant currency basis by applying the foreign currency exchange rate in effect during the prior year comparative period to the current year sales measure in its local currency. The sales measures, when calculated on a constant currency basis, are intended to supplement our reported operating results and, when considered in conjunction with the corresponding U.S. GAAP measures, facilitate a better understanding of changes in the metrics from period to period and the core operations of the Company.

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) restructuring charges, (ii) Duarte move related costs, (iii) the purchase accounting impacts related to the revaluation of the Woodward L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible, (iv) the L’Orange Acquisition transaction and integration costs, (v) cost associated with the Forward Option, (vi) warranty and indemnity insurance costs associated with the acquisition of Woodward L’Orange, (vii) German real estate transfer tax costs associated with the acquisition of Woodward L’Orange, and (viii) the transition impacts of the change in U.S. federal tax legislation in December 2017. The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings in evaluating the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period. Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the three and nine-months ended June 30, 2019 and June 30, 2018 is shown in the tables below.

	Three-Months Ended June 30,
	2019		2018
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$66,107	$1.02	$49,117	$0.77
Non-U.S. GAAP adjustments:
Duarte move related costs, net of tax	5,294	0.08	1,440	0.02
Purchase accounting impact, net of tax[1]	1,867	0.03	5,809	0.09
L'Orange Acquisition transaction and integration costs, net of tax	-	-	2,153	0.03
Costs associated with the Forward Option, net of tax	-	-	3,880	0.06
Warranty and indemnity insurance costs associated with the acquisition of Woodward L'Orange, net of tax	-	-	3,005	0.05
German real estate transfer costs associated with the acquisition of Woodward L'Orange, net of tax	-	-	2,370	0.04
Non-U.S. GAAP adjustments	7,161	0.11	18,657	0.29
Impact of December 2017 changes to U.S. tax law	10,588	0.17	3,671	0.06
Total Non-U.S. GAAP adjustments	17,749	0.28	22,328	0.35
Adjusted net earnings (Non-U.S. GAAP)	$83,856	$1.30	$71,445	$1.12

	Nine-Months Ended June 30,
	2019		2018
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$192,806	$2.99	$105,866	$1.66
Non-U.S. GAAP adjustments:
Restructuring charges, net of tax	-	-	12,674	0.20
Duarte move related costs, net of tax	17,417	0.27	1,733	0.03
Purchase accounting impact, net of tax[1]	14,949	0.23	5,809	0.09
L'Orange Acquisition transaction and integration costs, net of tax	-	-	2,848	0.04
Costs associated with the Forward Option, net of tax	-	-	3,880	0.06
Warranty and indemnity insurance costs associated with the acquisition of Woodward L'Orange, net of tax	-	-	3,005	0.05
German real estate transfer costs associated with the acquisition of Woodward L'Orange, net of tax	-	-	2,370	0.04
Sub-total non-U.S. GAAP adjustments	32,366	0.50	32,319	0.51
Impact of December 2017 changes to U.S. tax law	10,588	0.18	18,449	0.29
Total non-U.S. GAAP adjustments	42,954	0.68	50,768	0.80
Adjusted net earnings (Non-U.S. GAAP)	$235,760	$3.67	$156,634	$2.46

(1)The purchase accounting impact related to the revaluation of the Woodward L’Orange inventory recognized in cost of goods sold for the three and nine-months ended June 30, 2018, and the amortization of the Woodward L’Orange backlog intangible, net of tax, for the three and nine-months ended June 30, 2019 and June 30, 2018.

Adjusted Industrial segment earnings is defined by the Company as Industrial segment earnings excluding the purchase accounting impacts related to, as applicable, the revaluation of the Woodward L’Orange inventory recognized in cost of goods sold, and the amortization of the Woodward L’Orange backlog intangible. The Company believes that these purchase accounting impacts are short-term in nature, not related to the ongoing operations of the Industrial segment business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward’s Industrial segment is performing.

The reconciliation of Industrial segment earnings to adjusted Industrial segment earnings for the three and nine-months ended June 30, 2019 is shown in the table below.

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2019	2018	2019	2018
Industrial segment earnings (U.S. GAAP)	$26,240	$10,943	$82,537	$41,411
Purchase accounting impacts[1]	2,604	8,299	21,100	8,299
Adjusted Industrial segment earnings (Non-U.S. GAAP)	$28,844	$19,242	$103,637	$49,710

(1)The purchase accounting impact related to the revaluation of the Woodward L’Orange inventory recognized in cost of goods sold for the three and nine-months ended June 30, 2018, and the amortization of the Woodward L’Orange backlog intangible for the three and nine-months ended June 30, 2019 and June 30, 2018.

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

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) restructuring charges, (ii) Duarte move related costs, (iii) the purchase accounting impacts related to the revaluation of the Woodward L’Orange inventory recognized in cost of goods sold and the amortization of the backlog intangible, (iv) the Woodward L’Orange acquisition transaction and integration costs, (v) cost associated with the Forward Option, (vi) warranty and indemnity insurance costs associated with the acquisition of Woodward L’Orange, and (vii) German real estate transfer tax costs associated with the acquisition of Woodward L’Orange. As these charges are infrequent or unusual charges that can be variable from period to period and may not fluctuate with operating results, management believes that by removing these charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT for the three and nine-months ended June 30, 2019 and June 30, 2018 were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2019	2018	2019	2018
Net earnings (U.S. GAAP)	$66,107	$49,117	$192,806	$105,866
Income tax expense	26,207	5,300	51,191	34,685
Interest expense	10,798	10,056	34,156	27,751
Interest income	(348)	(342)	(1,013)	(1,176)
EBIT (Non-U.S. GAAP)	102,764	64,131	277,140	167,126
Non-U.S. GAAP adjustments:
Restructuring charges	-	-	-	17,013
Duarte move related costs	7,035	2,057	23,159	2,301
Purchase accounting impacts[1]	2,604	8,299	21,100	8,299
L'Orange Acquisition transaction and integration costs	-	3,077	-	4,358
Costs associated with the Forward Option	-	5,543	-	5,543
Warranty and indemnity insurance costs associated with the acquisition of Woodward L'Orange	-	4,293	-	4,293
German real estate transfer costs associated with the acquisition of Woodward L'Orange	-	3,385	-	3,385
Total non-U.S. GAAP adjustments	9,639	26,654	44,259	45,192
Adjusted EBIT (Non-U.S. GAAP)	$112,403	$90,785	$321,399	$212,318

(1)The purchase accounting impacts relate to the revaluation of the Woodward L’Orange inventory recognized in cost of goods sold for the three and nine-months ended June 30, 2018, and the amortization of the Woodward L’Orange backlog intangible for the three and nine-months ended June 30, 2019 and June 30, 2018.

EBITDA and adjusted EBITDA for the three and nine-months ended June 30, 2019 and June 30, 2018 were as follows:

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2019	2018	2019	2018
Net earnings (U.S. GAAP)	$66,107	$49,117	$192,806	$105,866
Income tax expense	26,207	5,300	51,191	34,685
Interest expense	10,798	10,056	34,156	27,751
Interest income	(348)	(342)	(1,013)	(1,176)
Amortization of intangible assets	11,305	11,360	45,470	23,861
Depreciation expense	21,665	17,695	62,998	48,276
EBITDA (Non-U.S. GAAP)	135,734	93,186	385,608	239,263
Non-U.S. GAAP adjustments:
Restructuring charges	-	-	-	17,013
Duarte move related costs	7,035	2,057	23,159	2,301
Purchase accounting impacts[1]	-	3,723	-	3,723
L'Orange Acquisition transaction and integration costs	-	3,077	-	4,358
Costs associated with the Forward Option	-	5,543	-	5,543
Warranty and indemnity insurance costs associated with the acquisition of Woodward L'Orange	-	4,293	-	4,293
German real estate transfer costs associated with the acquisition of Woodward L'Orange	-	3,385	-	3,385
Total non-U.S. GAAP adjustments	7,035	22,078	23,159	40,616
Adjusted EBITDA (Non-U.S. GAAP)	$142,769	$115,264	$408,767	$279,879

(1)The purchase account impacts relate to the revaluation of the Woodward L’Orange inventory recognized in cost of goods sold for the three and nine-months ended June 30, 2018.

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

Free cash flow for the nine-months ended June 30, 2019 and June 30, 2018 were as follows:

	Nine-Months Ended June 30,
	2019	2018
Net cash provided by operating activities (U.S. GAAP)	$219,202	$162,083
Payments for property, plant and equipment	(77,905)	(89,597)
Free cash flow (Non-U.S. GAAP)	$141,297	$72,486

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Note 1, Operations and summary of significant accounting policies, to the Consolidated Financial Statements in our most recent Form 10-K, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K, include the discussion of estimates used for revenue recognition, purchase accounting, inventory valuation, depreciation and amortization, reviews for impairment of goodwill, postretirement benefit obligations, and our provision for income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Thomas A. Gendron and Robert F. Weber, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019 as a result of the material weakness described below.

Changes in Internal Controls

Other than the remediation initiatives described below and the inclusion of Woodward L’Orange internal controls as further described below, there have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with management’s assessment of the Company’s internal control over financial reporting during the third quarter of fiscal year 2019, management concluded a material weakness existed in the operating effectiveness of internal controls related to the adoption of and subsequent reporting under ASU 2014-09 “Revenue from Contracts with Customers” (ASC 606), which the Company adopted on October 1, 2018.

Background

In the third quarter of the Company’s fiscal year 2019, management identified immaterial accounting errors in the Company’s Condensed Consolidated Balance Sheet as of October 1, 2018 related to the adoption of ASC 606 under the modified retrospective adoption method, as well as amounts subsequently reported in the Condensed Consolidated Financial Statements for the quarters ended December 31, 2018 and March 31, 2019. As a result, Woodward made an immaterial out-of-period correction during the three-months ended June 30, 2019, as more fully described in Note 3, Revenue, to the Condensed Consolidated Financial Statements as of and for the period ended June 30, 2019.

This error was the result of a deficiency in the Information and Communication and Control Activities components of internal control. Specifically, a control did not operate effectively at certain operational locations within one enterprise resource planning system, including a control activity over the completeness of the underlying information specific to deriving the revenue related accounting entries for the adoption and application of ASC 606. This deficiency was determined to be a material weakness in internal control over financial reporting, as it resulted in a reasonable possibility that a material misstatement of the interim financial statements would not have been prevented or detected on a timely basis.

Management’s Remediation Efforts

Management is actively engaged in the implementation of remediation efforts to address the material weakness. The remediation plan includes: (i) improving the design and implementation of our controls around the application of ASC 606, particularly those areas subject to interpretation or technical application, to include more detailed reviews of underlying data and calculations used to derive the revenue related accounting entries, (ii) enhancing communication between management at various operational locations to emphasize the importance of validation of underlying data and calculations used, and (iii) improving our monitoring of these activities. Management believes the measures described above and others that may be implemented will remediate the material weakness. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the planned remediation measures. Subsequent testing of the operational effectiveness of any modified or new controls will be necessary to validate that the material weakness has been fully remediated.

Inclusion of Woodward L’Orange Internal Controls

Beginning with the third quarter of fiscal year 2019, we included the internal controls of Woodward L’Orange in our assessment of the effectiveness of Woodward’s internal controls over financial reporting. We acquired L’Orange on June 1, 2018 as discussed in Note 5, Business acquisition, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. Woodward L’Orange was excluded from Woodward’s annual report on internal control over financial reporting for the fiscal year ended September 30, 2018 in accordance with the general guidance issued by the SEC regarding exclusion of certain acquired businesses. Woodward L’Orange will be included in the assessment of Woodward’s internal controls over financial reporting as of September 30, 2019.

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

Item 1A.Risk Factors

Investment in our securities involves risk. In addition to the risk factor identified below, an investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K when making investment decisions regarding our securities. Except for the risk factor identified below, the risk factors that were disclosed in our most recent Form 10-K have not materially changed since the date our most recent Form 10-K was filed with the SEC.

Company Risks

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the United States Securities and Exchange Commission (“SEC”) to establish and maintain adequate internal controls over financial reporting that provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

In Part I, Item 4 of this Form 10-Q, we reported that a particular control deficiency constituted a material weakness in internal controls over financial reporting. We have implemented controls and processes to ensure the financial information included in this Form 10-Q is complete and accurate, and we are in the process of remediating the control deficiency reported above.

Although we believe that these controls and processes have strengthened our internal controls over financial reporting and address the concern that gave rise to the material weakness reported in this Form 10-Q, we cannot be certain that our revised internal control practices will ensure that we maintain adequate internal controls over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
April 1, 2019 through April 30, 2019	281,432	$96.14	281,432	$358,492
May 1, 2019 through May 31, 2019 (2)	365,937	109.99	363,642	318,492
June 1, 2019 through June 30, 2019 (2)	298	113.16	-	318,492

(1)

In November 2016, our board of directors approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that will end in November 2019.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 2,295 shares of common stock were acquired in May 2019 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 298 shares of common stock were acquired in June 2019 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	10.1

Amended and Restated Credit Agreement dated June 19, 2019, by and among the Company, certain foreign subsidiary borrowers of the Company from time to time parties thereto, the institutions from time to time parties thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent.

*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Robert F. Weber, Jr.
*	32.1	Section 1350 certifications
*	101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from Woodward, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: August 9, 2019	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: August 9, 2019	/s/ Robert F. Weber, Jr.
Robert F. Weber, Jr.
Vice Chairman and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)