Form 10-Q
period 2019-12-31
Woodward, Inc.
filed 2020-02-10
CIK 108312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Yes ☐ No ☒

As of February 6, 2020, 62,216,267 shares of the registrant’s common stock with a par value of $0.001455 per share were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended
	December 31,
	2019	2018

Net sales	$720,355	$652,811
Costs and expenses:
Cost of goods sold	534,917	492,174
Selling, general and administrative expenses	62,045	51,927
Research and development costs	36,846	38,867
Impairment of assets held for sale (Note 10)	37,902	-
Interest expense	9,009	11,878
Interest income	(487)	(371)
Other (income) expense, net (Note 18)	(21,425)	(3,179)
Total costs and expenses	658,807	591,296
Earnings before income taxes	61,548	61,515
Income tax expense	8,175	12,395
Net earnings	$53,373	$49,120

Earnings per share (Note 4):
Basic earnings per share	$0.86	$0.79
Diluted earnings per share	$0.83	$0.77

Weighted Average Common Shares Outstanding (Note 4):
Basic	61,991	61,818
Diluted	64,673	64,059

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three-Months Ended
	December 31,
	2019	2018

Net earnings	$53,373	$49,120

Other comprehensive earnings:
Foreign currency translation adjustments	11,153	(1,734)
Net (loss) gain on foreign currency transactions designated as hedges of net investments in foreign subsidiaries (Note 8)	(1,045)	649
Taxes on changes in foreign currency translation adjustments	(340)	383
Foreign currency translation and transactions adjustments, net of tax	9,768	(702)

Unrealized (loss) gain on fair value adjustment of derivative instruments (Note 8)	(11,294)	18,563
Reclassification of net realized (gain) loss on derivatives to earnings (Note 8)	11,656	(7,826)
Taxes on changes in derivative transactions	18	(208)
Derivative adjustments, net of tax	380	10,529

Amortization of pension and other postretirement plan:
Net prior service cost	241	176
Net loss	631	239
Foreign currency exchange rate changes on pension and other postretirement benefit plan liabilities	(1,502)	303
Taxes on changes in pension and other postretirement benefit plan liability adjustments, net of foreign currency exchange rate changes	240	(209)
Pension and other postretirement benefit plan adjustments, net of tax	(390)	509
Total comprehensive earnings	$63,131	$59,456

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31,	September 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $2,630 and $1,500, respectively	$148,008	$99,073
Accounts receivable, less allowance for uncollectible amounts of $3,813 and $7,908, respectively	572,443	591,529
Inventories	520,266	516,836
Income taxes receivable	8,743	8,099
Other current assets	79,737	55,691
Total current assets	1,329,197	1,271,228
Property, plant and equipment, net	1,033,578	1,058,775
Goodwill	795,781	797,853
Intangible assets, net	613,135	611,992
Deferred income tax assets	18,315	18,161
Other assets	217,163	198,517
Total assets	$4,007,169	$3,956,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$283,168	$220,000
Current portion of long-term debt	101,598	-
Accounts payable	218,486	240,460
Income taxes payable	20,704	18,849
Accrued liabilities	168,089	228,127
Total current liabilities	792,045	707,436
Long-term debt, less current portion	729,176	864,899
Deferred income tax liabilities	154,563	151,362
Other liabilities	532,782	506,088
Total liabilities	2,208,566	2,229,785
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.003 per share, 10,000 shares authorized, no shares issued	-	-
Common stock, par value $0.001455 per share, 150,000 shares authorized, 72,960 shares issued	106	106
Additional paid-in capital	216,158	207,120
Accumulated other comprehensive losses	(93,548)	(103,306)
Deferred compensation	9,911	9,382
Retained earnings	2,268,483	2,224,919
	2,401,110	2,338,221
Treasury stock at cost, 10,814 shares and 11,040 shares, respectively	(592,596)	(602,098)
Treasury stock held for deferred compensation, at cost, 215 shares and 211 shares, respectively	(9,911)	(9,382)
Total stockholders' equity	1,798,603	1,726,741
Total liabilities and stockholders' equity	$4,007,169	$3,956,526

See accompanying Notes to Condensed Consolidated Financial Statements.

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended December 31,
	2019	2018

Cash flows from operating activities:
Net earnings	$53,373	$49,120
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,451	38,642
Impairment of assets held for sale	37,902	-
Net loss (gain) on sales of assets	(13,547)	79
Stock-based compensation	10,982	10,851
Deferred income taxes	(47)	(4,181)
Changes in operating assets and liabilities:
Trade accounts receivable	37,652	52,851
Unbilled receivables (contract assets)	(33,150)	(4,705)
Costs to fulfill a contract	(6,401)	(7,293)
Inventories	(17,065)	(32,393)
Accounts payable and accrued liabilities	(79,535)	(38,145)
Contract liabilities	(144)	10,050
Income taxes	1,001	8,581
Retirement benefit obligations	(1,490)	(926)
Other	5,463	2,181
Net cash provided by operating activities	27,445	84,712

Cash flows from investing activities:
Payments for purchase of property, plant, and equipment	(17,232)	(31,346)
Proceeds from sale of assets	18,809	249
Proceeds from sales of short-term investments	-	27
Payments for purchases of short-term investments	(2)	(947)
Net cash provided by (used in) investing activities	1,575	(32,017)

Cash flows from financing activities:
Cash dividends paid	(10,064)	(8,808)
Proceeds from sales of treasury stock	7,558	3,384
Borrowings on revolving lines of credit and short-term borrowings	461,633	542,847
Payments on revolving lines of credit and short-term borrowings	(441,500)	(501,218)
Payments of long-term debt and finance lease obligations	(439)	(100,132)
Net cash provided by (used in) financing activities	17,188	(63,927)
Effect of exchange rate changes on cash and cash equivalents	2,727	(728)
Net change in cash and cash equivalents	48,935	(11,960)
Cash and cash equivalents, including restricted cash, at beginning of year	99,073	83,594
Cash and cash equivalents, including restricted cash, at end of period	$148,008	$71,634

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of shares			Stockholders' equity
						Accumulated other comprehensive (loss) earnings
	Common stock	Treasury stock	Treasury stock held for deferred compensation	Common stock	Additional paid-in capital	Foreign currency translation adjustments	Unrealized derivative gains (losses)	Minimum retirement benefit liability adjustments	Total accumulated other comprehensive (loss) earnings	Deferred compensation	Retained earnings	Treasury stock at cost	Treasury stock held for deferred compensation	Total stockholders' equity

Balances as of September 30, 2018	72,960	(11,203)	(202)	$106	$185,705	$(39,794)	$(20,942)	$(14,206)	$(74,942)	$8,431	$1,966,643	$(539,408)	$(8,431)	$1,538,104
Cumulative effect from adoption of ASC 606	-	-	-	-	-	(45)	-	-	(45)	-	38,745	-	-	38,700
Cumulative effect from adoption of ASU 2016-16	-	-	-	-	-	-	-	-	-	-	(1,005)	-	-	(1,005)
Net earnings	-	-	-	-	-	-	-	-	-	-	49,120	-	-	49,120
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	(702)	10,529	509	10,336	-	-	-	-	10,336
Cash dividends paid ($0.1425 per share)	-	-	-	-	-	-	-	-	-	-	(8,808)	-	-	(8,808)
Sales of treasury stock	-	107	-	-	(662)	-	-	-	-	-	-	4,046	-	3,384
Stock-based compensation	-	-	-	-	10,851	-	-	-	-	-	-	-	-	10,851
Purchases and transfers of stock by/to deferred compensation plan	-	-	(8)	-	-	-	-	-	-	591	-	-	(591)	-
Distribution of stock from deferred compensation plan	-	-	1	-	-	-	-	-	-	(7)	-	-	7	-
Balances as of December 31, 2018	72,960	(11,096)	(209)	$106	$195,894	$(40,541)	$(10,413)	$(13,697)	$(64,651)	$9,015	$2,044,695	$(535,362)	$(9,015)	$1,640,682

Balances as of September 30, 2019	72,960	(11,040)	(211)	$106	$207,120	$(53,235)	$(4,955)	$(45,116)	$(103,306)	$9,382	$2,224,919	$(602,098)	$(9,382)	$1,726,741
Cumulative effect from adoption of ASC 842 (Note 5)	-	-	-	-	-	-	-	-	-	-	255	-	-	255
Net earnings	-	-	-	-	-	-	-	-	-	-	53,373	-	-	53,373
Other comprehensive earnings (loss), net of tax	-	-	-	-	-	9,768	380	(390)	9,758	-	-	-	-	9,758
Cash dividends paid ($0.1625 per share)	-	-	-	-	-	-	-	-	-	-	(10,064)	-	-	(10,064)
Sales of treasury stock	-	226	-	-	(1,944)	-	-	-	-	-	-	9,502	-	7,558
Stock-based compensation	-	-	-	-	10,982	-	-	-	-	-	-	-	-	10,982
Purchases and transfers of stock by/to deferred compensation plan	-	-	(5)	-	-	-	-	-	-	543	-	-	(543)	-
Distribution of stock from deferred compensation plan	-	-	1	-	-	-	-	-	-	(14)	-	-	14	-
Balances as of December 31, 2019	72,960	(10,814)	(215)	$106	$216,158	$(43,467)	$(4,575)	$(45,506)	$(93,548)	$9,911	$2,268,483	$(592,596)	$(9,911)	$1,798,603

See accompanying Notes to Condensed Consolidated Financial Statements

WOODWARD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

The Condensed Consolidated Financial Statements of Woodward, Inc. (“Woodward” or the “Company”) as of December 31, 2019 and for the three-months ended December 31, 2019 and December 31, 2018, included herein, have not been audited by an independent registered public accounting firm. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly Woodward’s financial position as of December 31, 2019, and the statements of earnings, comprehensive earnings, cash flows, and changes in stockholders’ equity for the periods presented herein. The results of operations for the three-months ended December 31, 2019 are not necessarily indicative of the operating results to be expected for other interim periods or for the full fiscal year. Dollar and share amounts contained in these Condensed Consolidated Financial Statements are in thousands, except per share amounts.

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

Management is required to use estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the Condensed Consolidated Financial Statements included herein. Significant estimates in these Condensed Consolidated Financial Statements include allowances for uncollectible amounts, net realizable value of inventories, variable consideration including customer rebates earned and payable and early payment discounts, warranty reserves, useful lives of property and identifiable intangible assets, the evaluation of impairments of property and goodwill, the provision for income tax and related valuation reserves, the valuation of derivative instruments, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the valuation of stock compensation instruments granted to employees, board members and any other eligible recipients, estimates of incremental borrowing rates used when estimating the present value of future lease payments, assumptions used when including renewal options or non-exercise of termination options in lease terms, estimates of total lifetime sales used in the recognition of revenue of deferred material rights and balance sheet classification of the related contract liability, estimates of total sales contract costs when recognizing revenue under the cost-to-cost method, and contingencies. Actual results could vary from Woodward’s estimates.

Note 2. New accounting standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020 (fiscal year 2022 for Woodward). Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented. Early adoption is permitted. Woodward is currently assessing the impact of the adoption of the new guidance. Woodward expects to adopt the new guidance under ASU 2019-12 in fiscal year 2022.

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

In February 2018, the FASB issued ASU 2018-02, “Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of tax reform under H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (also known as “The Tax Cuts and Jobs Act”), and provides guidance on the disclosure requirements regarding the stranded tax effects. Woodward adopted ASU 2018-02 on October 1, 2019 and has elected not to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (fiscal year 2021 for Woodward), including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018 (fiscal year 2020 for Woodward), including interim periods within those fiscal years. Woodward expects to adopt ASU 2016-13 in fiscal year 2021. Woodward does not expect the application of the CECL impairment model to have a significant impact on Woodward’s allowance for uncollectible amounts for accounts receivable and notes receivable from municipalities and unbilled receivables.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” which provides transition relief for entities adopting ASU 2016-13. Specifically, ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. Woodward expects to adopt ASU 2019-05 in fiscal year 2021. Woodward does not expect to elect the fair value option for its financial instruments upon the adoption of both ASU 2016-13 and ASU 2019-05.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 842”). The purpose of ASC 842 is to increase transparency and comparability among organizations by recognizing lease right-of-use (“ROU”) assets and lease liabilities for substantially all leases on the balance sheet, and provide additional disclosure information about leasing arrangements. ASC 842 modifies the definition of a lease to clarify that an arrangement contains a lease when such arrangement conveys the right to control the use of an identified asset.

Woodward adopted ASC 842 on October 1, 2019 using the modified retrospective transition method under which prior periods were not restated and the cumulative effect of initial adoption was recognized in retained earnings on the date of initial application, October 1, 2019. Consequently, financial information will not be updated and the disclosures required under ASC 842 will not be provided for dates and periods before October 1, 2019.

The new guidance under ASC 842 provides a number of optional practical expedients in transition. Woodward elected the "package of practical expedients," which allowed Woodward not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs. Accordingly, Woodward carried forward its existing conclusions on lease classification for leases existing as of the adoption date. Additionally, embedded lease arrangements were assessed under the prior guidance of ASC 840 lease framework for transition on October 1, 2019 in accordance with the leases policy outlined below. The new lease accounting guidance under ASC 842 has been applied for all arrangements commencing or modified on or after October 1, 2019.

Woodward also elected as a practical expedient to not record qualifying short-term leases with a term of twelve months or less (inclusive of reasonably certain renewals and termination options) at the inception of the contract on the balance sheet and instead recognizes those lease payments in the Condensed Consolidated Statements of Comprehensive Earnings on a straight-line basis over the lease term. This practical expedient may not be applied to short-term leases that contain a purchase option that is reasonably certain of exercise.

Woodward has also elected the practical expedient to not separate lease and non-lease components for its lease arrangements when it is the lessee. The application of this practical expedient is discussed at Note 5, Leases.

The adoption of ASC 842 resulted in recognition of additional operating ROU assets and operating lease liabilities on the Condensed Consolidated Balance Sheets as of October 1, 2019 of $18,894 and $18,851, respectively.

See Note 5, Leases, for disclosures and further information related to implementation and adoption of ASC 842.

Note 3. Revenue

Sales of Products

Revenue from manufactured products and from maintenance, repair and overhaul (“MRO”) represented 87% and 12%, respectively, of Woodward’s net sales for the three-months ended December 31, 2019, and 87% and 11%, respectively, of Woodward’s net sales for the three-months ended December 31, 2018.

The amount of revenue recognized as point in time or over time follows:

	Three-Months Ended December 31, 2019			Three-Months Ended December 31, 2018
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
Point in time	$187,515	$167,942	$355,457	$164,014	$172,162	$336,176
Over time	286,410	78,488	364,898	228,873	87,762	316,635
Total net sales	$473,925	$246,430	$720,355	$392,887	$259,924	$652,811

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

Woodward’s contracts with customers generally have no financing components.

Accounts receivable consisted of the following:

	December 31, 2019	September 30, 2019
Billed receivables
Trade accounts receivable	$354,152	$381,942
Other (Chinese financial institutions)	16,635	42,171
Less: Allowance for uncollectible amounts	(3,813)	(7,908)
Net billed receivables	366,974	416,205
Current unbilled receivables (contract assets), net	205,469	175,324
Total accounts receivable, net	$572,443	$591,529

In addition, as of December 31, 2019 “Other assets” on the Condensed Consolidated Balance Sheets includes $1,562 of unbilled receivables not expected to be invoiced and collected within a period of twelve months, compared to $1,573 as of September 30, 2019.

Contract liabilities

Contract liabilities consisted of the following:

	December 31, 2019		September 30, 2019
	Current	Noncurrent	Current	Noncurrent
Deferred revenue from material rights from GE joint venture formation	$8,186	$229,011	$8,317	$230,588
Deferred revenue from advance invoicing and/or prepayments from customers	4,200	139	4,554	141
Liability related to customer supplied inventory	10,298	-	13,396	-
Deferred revenue from material rights related to engineering and development funding	2,277	111,858	1,624	106,436
Net contract liabilities	$24,961	$341,008	$27,891	$337,165

Woodward recognized revenue of $3,970 in the three-months ended December 31, 2019 from contract liabilities balances recorded as of October 1, 2019, compared to $9,760 in the three-months ended December 31, 2018 from contract liabilities balances recorded as of October 1, 2018.

Remaining performance obligations

Remaining performance obligations related to the aggregate amount of the total contract transaction price of firm orders for which the performance obligation has not yet been recognized in revenue as of December 31, 2019 was $1,562,813, compared to $1,527,437 as of September 30, 2019 the majority of which relate to Woodward’s Aerospace segment. Woodward expects to recognize almost all of these remaining performance obligations within two years after December 31, 2019.

Remaining performance obligations related to material rights that have not yet been recognized in revenue as of December 31, 2019 was $434,437, of which $9,781 is expected to be recognized in the remainder of fiscal year 2020, $11,204 is expected to be recognized in fiscal year 2021, and the balance is expected to be recognized thereafter. Woodward expects to recognize revenue from performance obligations related to material rights over the life of the underlying programs, which may be as long as forty years.

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

Revenue by primary market for the Aerospace reportable segment was as follows:

	Three-Months Ended December 31,
	2019	2018
Commercial OEM	$158,666	$140,508
Commercial aftermarket	125,928	111,348
Defense OEM	140,926	101,836
Defense aftermarket	48,405	39,195
Total Aerospace segment net sales	$473,925	$392,887

Revenue by primary market for the Industrial reportable segment was as follows:

	Three-Months Ended December 31,
	2019	2018
Reciprocating engines	$174,653	$196,130
Industrial turbines	51,500	49,512
Renewables	20,277	14,282
Total Industrial segment net sales	$246,430	$259,924

The customers who account for approximately 10% or more of net sales to each of Woodward’s reportable segments for the three-months ended December 31, 2019 are as follows:

Customer
Aerospace	The Boeing Company, General Electric Company, United Technologies Corporation
Industrial	Rolls-Royce PLC, Weichai Westport

Net sales by geographic area, as determined based on the location of the customer, were as follows:

	Three-Months Ended December 31, 2019			Three-Months Ended December 31, 2018
	Aerospace	Industrial	Consolidated	Aerospace	Industrial	Consolidated
United States	$363,912	$51,092	$415,004	$286,745	$49,892	$336,637
Germany	17,278	51,438	68,716	12,749	63,364	76,113
Europe, excluding Germany	38,987	50,501	89,488	39,612	59,348	98,960
China	10,212	53,876	64,088	15,638	50,251	65,889
Asia, excluding China	6,981	31,912	38,893	8,368	29,167	37,535
Other countries	36,555	7,611	44,166	29,775	7,902	37,677
Total net sales	$473,925	$246,430	$720,355	$392,887	$259,924	$652,811

Note 4. Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options and restricted stock.

The following is a reconciliation of net earnings to basic earnings per share and diluted earnings per share:

	Three-Months Ended
	December 31,
	2019	2018
Numerator:
Net earnings	$53,373	$49,120
Denominator:
Basic shares outstanding	61,991	61,818
Dilutive effect of stock options and restricted stock	2,682	2,241
Diluted shares outstanding	64,673	64,059
Income per common share:
Basic earnings per share	$0.86	$0.79
Diluted earnings per share	$0.83	$0.77

The following stock option grants were outstanding during the three-months ended December 31, 2019 and 2018, but were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three-Months Ended
	December 31,
	2019	2018
Options	653	1,426
Weighted-average option price	$104.40	$79.22

The weighted-average shares of common stock outstanding for basic and diluted earnings per share included the weighted-average treasury stock shares held for deferred compensation obligations of the following:

	Three-Months Ended
	December 31,
	2019	2018
Weighted-average treasury stock shares held for deferred compensation obligations	213	206

Note 5. Leases

Woodward adopted ASC 842 on October 1, 2019 using the modified retrospective transition method under which prior periods were not restated and the cumulative effect of initial adoption was recognized in retained earnings on the date of initial application, October 1, 2019.

Woodward is primarily a lessee in lease arrangements but has some embedded lessor arrangements.

Lessee arrangements

Woodward has entered into operating leases for certain facilities and equipment with terms in excess of one year under agreements that expire at various dates. Some leases require the payment of property taxes, insurance, maintenance costs, or other similar costs in addition to rental payments. Woodward has also entered into finance leases for equipment with terms in excess of one year under agreements that expire at various dates.

Woodward determines if an arrangement for the use of property, plant and equipment is a lease at inception. Under ASC 842, an arrangement contains a lease if the arrangement conveys the right to control the use of plant, property or equipment (identified asset) for a period of time in exchange for consideration. For arrangements determined to be a lease under this criteria, Woodward assesses lease classification as either an operating or finance lease whenever the new lease is executed or an existing lease requires reclassification based on changes in the lease’s terms and conditions. Lease classification impacts the treatment of the lease on the income statement and amortization of the lease ROU asset. In determining lease classification, Woodward considers both qualitative and quantitative factors when performing the following classification tests: (i) transfer of ownership at the end of the lease term, (ii) existence of a bargain purchase option, (iii) the lease term, (iv) minimum lease payments, and (v) whether the leased asset is so customized to Woodward’s needs as to effectively have utility only to Woodward.

Woodward applies the following thresholds when performing the classification tests: (i) 75% or greater is considered to be the majority of the asset’s remaining economic life, (ii) the exercise of the renewal option or the non-exercise of a termination option is reasonably certain if it has at least a 75% likelihood of occurring (in arriving at the percentage likelihood, Woodward considers its plans as to whether to renew the lease and the economic factors that may impact the decision to renew and Woodward will include a renewal option or non-exercise of a termination option in the lease term only if the Company has an economic incentive to extend the lease), (iii) the present value of the future minimum lease payments is considered to exceed substantially all of the fair value of the underlying asset if the payments exceed 90% of the asset’s fair value. Woodward considers the exercise of the option to purchase a leased asset as reasonably certain if it has at least a 75% likelihood of being exercised or, among other things, a significant economic incentive exists for exercising the option.

Lease components are elements of an arrangement that provide the customer with the right to use an identified asset. The right to use an underlying asset is a separate lease component if: (i) the lessee can benefit from the right to use the underlying asset either on its own or together with other resources that are readily available, and (ii) the right to use the underlying asset is neither highly dependent on nor highly interrelated with other rights to use other underlying assets in the arrangement. Woodward may enter into lessee arrangements that contain a lease component but also contain other non-lease components. When the non-lease component in an arrangement relates to inventory, as inventory is outside the scope of ASC 842, the payment Woodward makes for inventory is accounted for and expensed separately and apart from lease expense, rather than as a lease component. For all other classes of underlying assets in lessee arrangements, Woodward has elected to combine lease and non-lease components and to account for them as lease expense.

ROU assets represent Woodward’s right to use an underlying asset for the lease term, and lease liabilities represent Woodward’s obligation to make lease payments arising from the lease. ROU assets include any initial direct costs (incremental costs of a lease that would not have been incurred had the lease not been executed) and lease prepayments made, and are reduced by any lease incentives received. Leases with an initial term of 12 months or less and leases with only variable lease payments are not recorded on the balance sheet.

ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the remaining fixed lease payments over the lease term. In determining the estimated present value of lease payments, Woodward discounts the fixed lease payments using the rate implicit in the agreement or, if the implicit rate is not known, using the incremental borrowing rate. As of December 31, 2019, none of Woodward’s leases have been discounted using the implicit rate as it could not be readily determined. Woodward’s incremental borrowing rate is based on the information available at the lease commencement date, with consideration given to Woodward’s recent debt issuances as well as publicly available data for instruments with similar characteristics.

When measuring lease liabilities, Woodward only uses lease payments remaining throughout the remainder of the lease term and only includes the amount that is probable of being owed under significant residual value guarantees, if any. Lease liabilities are subject to the same considerations as Woodward’s debt instruments in classifying them as current or noncurrent in the Condensed Consolidated Balance Sheets.

For operating leases, lease expense is recognized over the expected lease term and classified as a cost of goods sold or selling, general and administrative expense based on the nature of the underlying leased asset. For finance leases, the ROU asset is recognized over the shorter of the useful life of the asset, consistent with Woodward’s normal depreciation policy, or the lease term, and is classified as a cost of goods sold, selling, general and administrative expense, or research and development expense, based on the nature and use of the underlying leased asset. Interest expense is recorded in connection with the finance lease liability using the effective interest rate method and is classified as interest expense.

Certain of Woodward’s operating lease agreements include variable payments that are passed through by the landlord, such as insurance, taxes, and common area maintenance, payments based on the usage of the asset, and rental payments adjusted periodically for inflation. Pass-through charges, payments due to changes in usage of the asset, and payments due to changes in indexation are included within variable rent expense and are recognized in the period in which the variable obligation for the payments was incurred.

None of Woodward’s lease agreements contain significant residual value guarantees, restrictions, or covenants. As of December 31, 2019, Woodward has not entered into any lease arrangements that have not yet commenced but would create significant rights and obligations. Woodward does not have any lease transactions between related parties.

Lease-related assets and liabilities follows:

	Classification on the Condensed Consolidated Balance Sheets	December 31, 2019
Assets:
Operating lease assets	Other assets	$20,293
Finance lease assets	Property, plant and equipment, net	1,519
Total lease assets		21,812

Current liabilities:
Operating lease liabilities	Accrued liabilities	4,804
Finance lease liabilities	Current portion of long-term debt	1,598
Noncurrent liabilities:
Operating lease liabilities	Other liabilities	16,305
Finance lease liabilities	Long-term debt, less current portion	2,339
Total lease liabilities		$25,046

In the first quarter of fiscal year 2020, Woodward determined that the approved plan to divest of the renewable power systems portfolio (see Note 10, Impairment of assets held for sale) represented a triggering event requiring the long-lived assets attributable to the renewable power systems portfolio be assessed for impairment. Given the current facts and circumstances, Woodward determined that the remaining value of the ROU assets of the renewable power systems portfolio were not recoverable and a $1,136 non-cash impairment charge was recorded in the first quarter of fiscal year 2020.

Supplemental lease-related information follows:

	December 31, 2019
Weighted average remaining lease term
Operating leases	6.1	years
Finance leases	2.6	years

Weighted average discount rate
Operating leases	3.3%
Finance leases	3.0%

Lease-related expenses were as follows:

Three-Months Ended December 31, 2019

Operating lease expense	$1,519
Amortization of finance lease assets	147
Interest on finance lease liabilities	20
Variable lease expense	307
Short-term lease expense	175
Sublease income (1)	(125)
Total lease expense	$2,043

(1)Relates to two separate subleases Woodward has entered into for a leased manufacturing building in Niles, Illinois.

Lease-related supplemental cash flow information for the three-months ended December 31, 2019 follows:

Three-Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,254
Operating cash flows for finance leases	20
Financing cash flows for finance leases	439
Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	3,540
Finance leases	1,211

Maturities of lease liabilities as of December 31, 2019 follows:

Year Ending September 30:	Operating Leases	Finance Leases
2020 (remaining)	4,159	1,264
2021	4,531	1,678
2022	3,552	734
2023	2,840	321
2024	2,171	81
Thereafter	6,127	-
Total lease payments	23,380	4,078
Less: imputed interest	(2,271)	(141)
Total lease obligations	$21,109	$3,937

Comparable future minimum rental payment under operating and finance leases that have initial or remaining non-cancelable lease terms in excess of one year as previously disclosed under ASC 840 as of September 30, 2019 follows:

Year Ending September 30:	Operating Leases	Finance Leases
2020 (full twelve months)	$6,667	$213
2021	5,119	98
2022	3,823	33
2023	2,899	3
2024	2,378	-
Thereafter	6,033	-
Total minimum lease payments under ASC 840	$26,919	$347

Total rental payments charged to expense for operating leases under ASC 840 were $2,287 in the three-months ended December 31, 2018.

Lessor arrangements

Woodward enters into various customer supply agreements, customer sales agreements, and/or product development agreements (collectively, “manufacturing contracts”) with customers to provide highly specialized products. In certain of these manufacturing contracts, the property, plant and equipment used to manufacture the products is used only for the benefit of one customer. This is primarily driven by the demand for customer products, which can be so great that it is economically beneficial to dedicate the plant and equipment to just one customer. Additionally, this can be driven by the set-up of the property, plant and equipment required to produce specified product and/or the specialized nature of the property, plant and equipment such that it is not economically feasible to use the plant, property and equipment to manufacture other products.

Woodward has assessed its manufacturing contracts and concluded that certain of the contracts for the manufacture of customer products met the criteria to be considered a leasing arrangement (“embedded leases”) with Woodward as the lessor. The specific manufacturing contracts that met the criteria were those that utilized Woodward property, plant and equipment and which is substantially (more than 90%) dedicated to the manufacturing of the product(s) for a single customer. Woodward has dedicated manufacturing lines with two of its customers representing embedded leases, both of which qualified as operating leases with undefined quantities of future customer purchase commitments. Woodward’s customers for which embedded lessor arrangements have been identified do not have contractual long-term commitments to purchase specified quantities of related products or services from Woodward, although Woodward expects to continue selling to such customers into the future and is presently unaware of any economic penalties, or other factors, which would further define a lease term on such arrangements. Although Woodward expects to allocate some portion of future net sales to these customers to embedded lessor arrangements, it cannot provide expected future undiscounted lease payments from property, plant and equipment leased to customers as of December 31, 2019. If in the future customers reduce purchases of related products from Woodward, the Company believes it will derive additional value from the underlying equipment by repurposing its use to support other customer arrangements. Woodward will continue to assess its future manufacturing contracts and monitor its current manufacturing contracts for changes which may trigger additional embedded leases under ASC 842.

A manufacturing contract with a customer that contains an embedded lease will generally include lease components, such as the equipment, and non-lease components, such as other inputs used in the manufacture of the customer’s product. In evaluating its embedded leases, Woodward first identified and separated its lease and non-lease components. Woodward has determined that for its current embedded leases, the property, plant and equipment used by Woodward represents lease components and all other inputs that Woodward uses to develop, manufacture and sell the customer product represents non-lease components. Woodward allocates revenue from contracts with customers between lease and non-lease components by imputing a reasonable rate of return based on the estimated fair value of the dedicated property, plant and equipment.

Under ASC 842, consistent with the previous guidance, Woodward will continue to recognize property, plant and equipment in embedded lessor arrangements on its Condensed Consolidated Balance Sheets in property, plant and equipment, net. The property, plant and equipment will continue to be depreciated as normal.

Woodward recognizes revenue from the embedded lessor arrangements based on the value of the underlying dedicated property, plant, and equipment. There are no fixed payments that the customers under the embedded lessor arrangements are obligated to pay. Therefore, all the customer payments under the embedded lessor arrangements are considered variable with the associated leasing revenue recognized when the revenue from underlying product sale related to variable lease payment is recognized. Revenue from contracts with customers that included embedded operating leases, which is included in “Net sales” at the Condensed Consolidated Statements of Other Comprehensive Earnings, was $1,564 for the three-months ended December 31, 2019.

Other than the embedded leases identified, Woodward is not the lessor in any other leasing arrangements. None of the embedded leases identified by Woodward qualify as a sales-type or direct finance lease. None of the operating leases for which Woodward is the lessor include options for the lessee to purchase the underlying asset at the end of the lease term or residual value guarantees, nor are any such operating leases with related parties.

The carrying amount of property, plant and equipment leased to others through embedded leasing arrangements, included in “Property, plant and equipment, net” at the Condensed Consolidated Balance Sheets, follows:

December 31, 2019
Property, plant and equipment leased to others through embedded leasing arrangements	$38,612
Less accumulated depreciation	(21,618)
Property, plant and equipment leased to others through embedded leasing arrangements, net	$16,994

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

Unamortized deferred revenue from material rights in connection with the JV formation included:

	December 31, 2019	September 30, 2019
Accrued liabilities	$8,186	$8,317
Other liabilities	229,011	230,588

Amortization of the deferred income (material right) recognized as an increase to sales was $1,708 for the three-months ended December 31, 2019 and $1,777 for the three-months ended December 31, 2018.

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

For the three-months ended December 31, 2019 and 2018, other income related to Woodward’s equity interest in the earnings of the JV:

	Three-Months Ended December 31,
	2019	2018
Other income	$3,212	$1,465

For the three-months ended December 31, 2019 and 2018, cash distributions, recognized in Net cash provided by operating activities on the Consolidated Statements of Cash Flows, from the JV include:

	Three-Months Ended December 31,
	2019	2018
Cash distributions	$3,000	$4,500

For the three-months ended December 31, 2019 and 2018 net sales to the JV were as follows:

	Three-Months Ended December 31,
	2019	2018
Net sales (1)	$14,878	$12,833

(1)Woodward recorded a reduction to sales of $7,234 for the three-months ended December 31, 2019 related to royalties paid to the JV by Woodward on sales by Woodward directly to third party aftermarket customers, compared to a reduction to sales of $9,182 for the three-months ended December 31, 2018.

The Condensed Consolidated Balance Sheets include “Accounts receivable” related to amounts the JV owed Woodward, “Accounts payable” related to amounts Woodward owed the JV, and “Other assets” related to Woodward’s net investment in the JV, as follows:

	December 31, 2019	September 30, 2019
Accounts receivable	$5,442	$5,906
Accounts payable	2,504	4,270
Other assets	7,755	7,543

Woodward recognized revenue for the JV’s engineering and development projects as an increase to contract liabilities in “Other liabilities” and costs recognized as costs to fulfill a contract as an increase in “Other assets.” Woodward’s contract liabilities included in “Other liabilities” as of December 31, 2019 were $71,364 compared to $69,079 as of fiscal year ended September 30, 2019. Woodward’s costs to fulfill a contract included in “Other assets” were $71,364 as of December 31, 2019 and $69,079 as of fiscal year ended September 30, 2019.

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

	At December 31, 2019				At September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$85,366	$-	$-	$85,366	$52,971	$-	$-	$52,971
Investments in reverse repurchase agreements	271	-	-	271	886	-	-	886
Investments in term deposits with foreign banks	62,371	-	-	62,371	45,216	-	-	45,216
Equity securities	23,636	-	-	23,636	20,504	-	-	20,504
Net assets held for sale (Note 10)	-	-	11,950	11,950	-	-	-	-
Cross currency interest rate swaps	-	13,474	-	13,474	-	24,758	-	24,758
Total financial assets	$171,644	$13,474	$11,950	$197,068	$119,577	$24,758	$-	$144,335

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

Cross-currency interest rate swaps: Woodward holds cross-currency interest rate swaps, which are accounted for at fair value. The swaps in an asset position are included in “Other assets,” and swaps in a liability position are included in “Other liabilities” in the Condensed Consolidated Balance Sheets. The fair values of Woodward’s cross-currency interest rate swaps are determined using a market approach that is based on observable inputs other than quoted market prices, including contract terms, interest rates, currency rates, and other market factors. As of December 31, 2019, swaps in an asset position in the amount of $13,474 were included in “Other assets” in the Condensed Consolidated Balance Sheets, compared to $24,758 as of September 30, 2019. As of December 31, 2019 and September 30, 2019, there were no swaps in a liability position that were included in “Other liabilities” in the Condensed Consolidated Balance Sheets.

Trade accounts receivable, accounts payable, and short-term borrowings are not remeasured to fair value, as the carrying cost of each approximates its respective fair value. The estimated fair values and carrying costs of other financial instruments that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

		At December 31, 2019		At September 30, 2019
	Fair Value Hierarchy Level	Estimated Fair Value	Carrying Cost	Estimated Fair Value	Carrying Cost
Assets:
Notes receivable from municipalities	2	$12,868	$12,020	$13,100	$12,346
Investments in short-term time deposits	2	13,371	13,386	13,468	13,509
Liabilities:
Long-term debt	2	$(887,834)	$(833,172)	$(928,618)	$(867,377)

In connection with certain economic incentives related to Woodward’s development of a second campus in the greater-Rockford, Illinois area for its Aerospace segment and Woodward’s development of a new campus at its corporate headquarters in Fort Collins, Colorado, Woodward received long-term notes from municipalities within the states of Illinois and Colorado. The fair value of the long-term notes was estimated based on a model that discounted future principal and interest payments received at an interest rate available to the Woodward at the end of the period for similarly rated municipal notes of similar maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the long-term notes were 1.8% at December 31, 2019 and 1.7% at September 30, 2019.

From time to time, certain of Woodward’s foreign subsidiaries will invest excess cash in short-term time deposits with a fixed maturity date of longer than three months but less than one year from the date of the deposit. Woodward believes that the investments are with creditworthy financial institutions. The fair value of the investments in short-term time deposits was estimated based on a model that discounted future principal and interest payments to be received at an interest rate available to the foreign subsidiary entering into the investment for similar short-term time deposits of similar maturity. This was determined to be a level 2 input as defined by the U.S. GAAP fair value hierarchy. The interest rates used to estimate the fair value of the short-term time deposits were 4.9% at December 31, 2019 and 5.7% at September 30, 2019.

The fair value of long-term debt was estimated based on a model that discounted future principal and interest payments at interest rates available to the Woodward at the end of the period for similar debt of the same maturity, which is a level 2 input as defined by the U.S. GAAP fair value hierarchy. The weighted-average interest rate used to estimate the fair value of long-term debt was 2.5% at both December 31, 2019 and September 30, 2019.

Note 8. Derivative instruments and hedging activities

Derivative instruments not designated or qualifying as hedging instruments

In May 2018, Woodward entered into cross-currency interest rate swap agreements that synthetically convert $167,420 of floating-rate debt under Woodward’s then existing revolving credit agreement to Euro denominated floating-rate debt in conjunction with the L’Orange acquisition (the “Floating-Rate Cross-Currency Swap”). Also in May 2018, Woodward entered into cross-currency interest rate swap agreements that synthetically convert an aggregate principal amount of $400,000 of fixed-rate debt associated with the 2018 Note Purchase Agreement (as defined in Note 15, Credit facilities short-term borrowings and long-term debt) to Euro denominated fixed-rate debt (the “Fixed-Rate Cross-Currency Swaps”). The cross-currency interest rate swaps, which effectively reduce the interest rate on the underlying fixed and floating-rate debt under the 2018 Notes (as defined in Note 15, Credit facilities short-term borrowings and long-term debt) and Woodward’s then existing revolving credit agreement, respectively, is recorded as a reduction to “Interest expense” in Woodward’s Condensed Consolidated Statements of Earnings.

Derivatives instruments in fair value hedging relationships

Concurrent with the entry into the Floating-Rate Cross-Currency Swap, a corresponding Euro denominated intercompany loan receivable with identical terms and notional amount as the underlying Euro denominated floating-rate debt, with a reciprocal cross-currency interest rate swap, was entered into by Woodward Barbados Financing SRL (“Barbados”), a wholly owned subsidiary of Woodward, and is designated as a fair value hedge under the criteria prescribed in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The objective of the derivative instrument is to hedge against the foreign currency exchange risk attributable to the spot remeasurement of the Euro denominated intercompany loan.

Only the change in the fair value related to the cross-currency basis spread, or excluded component, of the derivative instrument is recognized in accumulated other comprehensive (losses) earnings (“accumulated OCI”). The remaining change in the fair value of the derivative instrument is recognized in foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Condensed Consolidated Statements of Earnings. The change in the fair value of the derivative instrument in foreign currency transaction gain or loss offsets the change in the spot remeasurement of the intercompany Euro denominated loan. Hedge effectiveness is assessed based on the fair value changes of the derivative instrument, after excluding any fair value changes related to the cross-currency basis spread. The initial cost of the cross-currency basis spread is recorded in earnings each period through the swap accrual process. There are no credit-risk-related contingent features associated with the floating-rate cross-currency interest rate swap.

Derivative instruments in cash flow hedging relationships

In conjunction with the entry into the Fixed-Rate Cross-Currency Swaps, five corresponding intercompany loans receivable, with identical terms and amounts of each tranche of the underlying aggregate principal amount of $400,000 of fixed-rate debt, and reciprocal cross-currency interest rate swaps were entered into by Barbados, which are designated as cash flow hedges under the criteria prescribed in ASC 815. The objective of these derivative instruments is to hedge the risk of variability in cash flows attributable to the foreign currency exchange risk of cash flows for future principal and interest payments associated with the Euro denominated intercompany loans over a fifteen-year period.

Changes in the fair values of the derivative instruments are recognized in accumulated OCI and reclassified to foreign currency transaction gain or loss included in “Selling, general and administrative costs” in Woodward’s Condensed Consolidated Statements of Earnings. Reclassifications out of accumulated OCI of the change in fair value occur each reporting period based upon changes in the spot rate remeasurement of the Euro denominated intercompany loans, including associated interest. Hedge effectiveness is assessed based on the fair value changes of the derivative instruments and deemed to be highly effective in offsetting exposure to variability in foreign exchange rates. There are no credit-risk-related contingent features associated with these fixed-rate cross-currency interest rate swaps.

Derivatives instruments in net investment hedging relationships

On September 23, 2016, Woodward and Woodward International Holding B.V., a wholly owned subsidiary of Woodward organized under the laws of The Netherlands (the “BV Subsidiary”), each entered into a note purchase agreement (the “2016 Note Purchase Agreement”) relating to the sale by Woodward and the BV Subsidiary of an aggregate principal amount of €160,000 of senior unsecured notes in a series of private placement transactions. Woodward issued €40,000 aggregate principal amount of Woodward’s Series M Senior Notes due September 23, 2026 (the “Series M Notes”). Woodward designated the Series M Notes as a hedge of a foreign currency exposure of Woodward’s net investment in its Euro denominated functional currency subsidiaries. Related to the Series M Notes, included in foreign currency translation adjustments within total comprehensive (losses) earnings are net foreign exchange losses of $1,045 for the three-months ended December 31, 2019, compared to net foreign exchange gains of $649 for the three-months ended December 31, 2018.

Impact of derivative instruments designated as qualifying hedging instruments

The following table discloses the impact of derivative instruments designated as qualifying hedging instruments on Woodward’s Condensed Consolidated Statements of Earnings:

		Three-Months Ended
		December 31, 2019
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$2,276	$3,598	$2,683
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	8,991	7,696	8,991
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	-	(18)
		$11,249	$11,294	$11,656

		Three-Months Ended
		December 31, 2018
Derivatives in:	Location	Amount of (Income) Expense Recognized in Earnings on Derivative	Amount of (Gain) Loss Recognized in Accumulated OCI on Derivative	Amount of (Gain) Loss Reclassified from Accumulated OCI into Earnings
Cross-currency interest rate swap agreement designated as fair value hedges	Selling, general and administrative expenses	$(2,389)	$(2,505)	$(2,252)
Cross-currency interest rate swap agreements designated as cash flow hedges	Selling, general and administrative expenses	(5,556)	(16,058)	(5,556)
Treasury lock agreement designated as cash flow hedge	Interest expense	(18)	-	(18)
		$(7,963)	$(18,563)	$(7,826)

The remaining unrecognized gains and losses in Woodward’s Condensed Consolidated Balance Sheets associated with derivative instruments that were previously entered into by Woodward, which are classified in accumulated OCI, were net losses of $4,642 as of December 31, 2019 and $5,004 as of September 30, 2019.

Note 9. Supplemental statement of cash flows information

	Three-Months Ended December 31,
	2019	2018
Interest paid, net of amounts capitalized	$10,749	$16,754
Income taxes paid	7,086	15,858
Income tax refunds received	12	444
Non-cash activities:
Purchases of property, plant and equipment on account	2,551	4,580
Impact of the adoption of ASC 606	-	38,700
Impact of the adoption of ASC 842 (Note 5)	255	-
Impact of the adoption of ASU 2016-16	-	1,005

Note 10. Impairment of assets held for sale

In the first quarter of fiscal year 2020, Woodward’s board of directors approved a plan to divest Woodward’s renewable power systems business and related other businesses (the “renewable power systems portfolio”).

Woodward determined that the approved plan to divest the renewable power systems portfolio represented a triggering event requiring the long-lived assets attributable to the renewable power systems portfolio be assessed for impairment. Given the current facts and circumstances, Woodward determined that the value of the long-lived assets of the renewable power systems portfolio, including goodwill, intangible assets, ROU assets and property, plant, and equipment, were not recoverable and a $23,464 non-cash impairment charge was recorded in the first quarter of fiscal year 2020. The non-cash impairment charge removed all the goodwill, intangible assets, ROU assets and property, plant, and equipment associated with the renewable power systems portfolio from the Condensed Consolidated Balance Sheets as of December 31, 2019.

Further, on the approval of the divestiture plan and subsequent marketing of the renewable power systems portfolio, Woodward determined that based on the current market conditions, the carrying value of the renewable power systems’ remaining held for sale net assets disposal group exceeded the fair value. As a result, Woodward recorded a valuation allowance to reduce the carrying value of the net asset disposal group to its fair value. In determining the amount by which the carrying value of the renewable power systems’ remaining net asset disposal group exceeded the fair value, Woodward considered primarily the market value of the assets held for sale based on negotiations it had entered into with affiliates of the AURELIUS Group for the sale of the majority of the net asset group. On January 31, 2020, Woodward entered into definitive agreements to sell the majority of the renewable power systems portfolio to affiliates of the AURELIUS Group for $23,400, subject to customary purchase price adjustments (see Note 24, Subsequent events). The $11,950 estimated fair value of the net assets held for sale as shown in the table below was based on the estimated selling price pursuant to the definitive agreements reduced by the estimated working capital adjustments, transaction costs, and anticipated losses on assets held for sale that were not included in the net assets to be sold to the AURELIUS Group, which are level 3 inputs as defined by the U.S. GAAP far value hierarchy.

Based on this estimate of the fair market value of the renewable powers systems portfolio net asset disposal group, Woodward recorded a valuation allowance against the assets and liabilities held for sale as follows:

December 31, 2019
Assets:
Accounts receivable	$18,140
Inventories	17,929
Other current assets	363
Other assets	142
Total assets	36,574
Valuation, allowance	(14,438)
Total assets, net	22,136

Liabilities:
Accounts payable	1,962
Accrued liabilities	7,733
Other liabilities	491
Total liabilities	$10,186

The total assets held for sale, net of valuation allowance, associated with the renewable power systems portfolio in the amount of $22,136 are included in “Other current assets” at the Condensed Consolidated Balance Sheet as of December 31, 2019. The total liabilities held for sale associated with the renewable power systems portfolio in the amount of $10,186 are included in “Accrued liabilities” at the Condensed Consolidated Balance Sheet as of December 31, 2019. The total non-cash charge of $37,902 consisting of the valuation allowance recognized for the renewable power systems portfolio assets held for sale and the charge recognized for the impairment of the goodwill, intangibles, ROU assets and property, plant and equipment associated with the renewable power systems portfolio has been recorded as “Impairment of assets held for sale” in the Condensed Consolidated Statements of Earnings for the three-months ended December 31, 2019.

[Insert Table X]

Note 11. Inventories

	December 31,	September 30,
	2019	2019
Raw materials	$142,911	$134,878
Work in progress	136,873	133,885
Component parts (1)	285,792	287,128
Finished goods	72,483	59,051
Customer supplied inventory	10,298	13,396
On-hand inventory for which control has transferred to the customer	(128,091)	(111,502)
	$520,266	$516,836

(1)Component parts include items that can be sold separately as finished goods or included in the manufacture of other products.

Note 12. Property, plant, and equipment

	December 31,	September 30,
	2019	2019
Land and land improvements	$89,483	$94,976
Buildings and building improvements	575,988	587,541
Leasehold improvements	17,810	17,446
Machinery and production equipment	733,995	731,159
Computer equipment and software	123,187	124,201
Office furniture and equipment	40,002	39,934
Other	19,162	19,346
Construction in progress	49,228	57,624
	1,648,855	1,672,227
Less accumulated depreciation	(615,277)	(613,452)
Property, plant, and equipment, net	$1,033,578	$1,058,775

In the second quarter of fiscal year 2018, the Company announced its decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado, and in fiscal year 2019, Woodward finalized the relocation. On December 30, 2019 the Company closed on the sale of one of two parcels of real property at Woodward’s former Duarte operations and recorded a pre-tax gain on sale of assets of $13,522 (see Note 18, Other (income) expense, net). The carrying value of the remaining parcel of Duarte real property is $2,520 as of December 31, 2019, all of which the Company has identified as an asset held for sale and is included in “Land and land improvements”. The asset held for sale is included in unallocated corporate property, plant, and equipment. Based on an existing real property purchase agreement and current market conditions, the Company expects to record an additional gain on the subsequent sale of the remaining parcel of real property, which is expected to close by June 30, 2020. The Company assessed whether the decision to relocate from its Duarte facility could indicate a potential impairment of the assets at the Duarte facility and concluded that the assets were not impaired as of December 31, 2019.

In the first quarter of fiscal year 2020, Woodward determined that the approved plan to divest of the renewable power systems portfolio (see Note 10, Impairment of assets held for sale) represented a triggering event requiring the long-lived assets attributable to the renewable power systems portfolio be assessed for impairment. Given the current facts and circumstances, Woodward determined that the remaining value of the plant, property and equipment of the renewable power systems portfolio was not recoverable and a $13,158 non-cash impairment charge was recorded in the first quarter of fiscal year 2020.

For the three-months ended December 31, 2019 and 2018, Woodward had depreciation expense as follows:

	Three-Months Ended
	December 31,
	2019	2018
Depreciation expense	$22,546	$21,169

For the three-months ended December 31, 2019 and 2018, Woodward capitalized interest that would have otherwise been included in interest expense of the following:

	Three-Months Ended
	December 31,
	2019	2018
Capitalized interest	$34	$227

Note 13. Goodwill

	September 30, 2019	Impairment Charges	Effects of Foreign Currency Translation	December 31, 2019
Aerospace	$455,423	$-	$-	$455,423
Industrial	342,430	(8,777)	6,705	340,358
Consolidated	$797,853	$(8,777)	$6,705	$795,781

Woodward tests goodwill for impairment during the fourth quarter of each fiscal year, and at any time there is an indication goodwill is more-likely-than-not impaired, commonly referred to as triggering events. Woodward’s fourth quarter of fiscal year 2019 impairment test resulted in no impairment. In the first quarter of fiscal year 2020, Woodward determined that the approved plan to divest of the renewable power systems portfolio (see Note 10, Impairment of assets held for sale) represented a triggering event requiring the long-lived assets attributable to the renewable power systems portfolio be assessed for impairment. Given the current facts and circumstances, Woodward determined that the remaining value of the goodwill of the renewable power systems portfolio was not recoverable and an $8,777 non-cash impairment charge was recorded in the first quarter of fiscal year 2020.

Note 14. Intangible assets, net

	December 31, 2019			September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships and contracts:
Aerospace	$281,683	$(185,626)	$96,057	$281,683	$(181,995)	$99,688
Industrial	411,436	(43,619)	367,817	407,683	(43,986)	363,697
Total	$693,119	$(229,245)	$463,874	$689,366	$(225,981)	$463,385

Intellectual property:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	15,790	(15,513)	277	19,201	(18,705)	496
Total	$15,790	$(15,513)	$277	$19,201	$(18,705)	$496

Process technology:
Aerospace	$76,371	$(60,924)	$15,447	$76,371	$(59,913)	$16,458
Industrial	87,500	(19,042)	68,458	92,820	(24,926)	67,894
Total	$163,871	$(79,966)	$83,905	$169,191	$(84,839)	$84,352

Backlog:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	41,456	(41,456)	-	40,500	(40,500)	-
Total	$41,456	$(41,456)	$-	$40,500	$(40,500)	$-

Other intangibles:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	224	(118)	106	1,541	(1,249)	292
Total	$224	$(118)	$106	$1,541	$(1,249)	$292

Intangible asset with indefinite life:
Tradename:
Aerospace	$-	$-	$-	$-	$-	$-
Industrial	64,973	-	64,973	63,467	-	63,467
Total	$64,973	$-	$64,973	$63,467	$-	$63,467

Total intangibles:
Aerospace	$358,054	$(246,550)	$111,504	$358,054	$(241,908)	$116,146
Industrial	621,379	(119,748)	501,631	625,212	(129,366)	495,846
Consolidated Total	$979,433	$(366,298)	$613,135	$983,266	$(371,274)	$611,992

Woodward tests the indefinite lived tradename intangible asset for impairment during the fourth quarter of each fiscal year, or at any time there is an indication the indefinite lived tradename intangible asset is more-likely-than-not impaired, commonly referred to as triggering events. Woodward’s fourth quarter of fiscal year 2019 impairment test resulted in no impairment. In the first quarter of fiscal year 2020, Woodward determined that the approved plan to divest of the renewable power systems portfolio (see Note 10, Impairment of assets held for sale) represented a triggering event requiring the long-lived assets attributable to the renewable power systems portfolio be assessed for impairment. Given the current facts and circumstances, Woodward determined that the remaining value of the intangible assets of the renewable power systems portfolio was not recoverable and a $392 non-cash impairment charge was recorded in the first quarter of fiscal year 2020.

For the three-months ended December 31, 2019 and 2018, Woodward recorded amortization expense associated with intangibles of the following:

	Three-Months Ended
	December 31,
	2019	2018
Amortization expense	$9,905	$17,472

Future amortization expense associated with intangibles is expected to be:

Year Ending September 30:
2020 (remaining)	$29,344
2021	40,390
2022	38,279
2023	37,228
2024	33,451
Thereafter	369,470
$548,162

Note 15. Credit facilities, short-term borrowings and long-term debt

Revolving credit facility

Woodward maintains a $1,000,000 revolving credit facility established under a revolving credit agreement among Woodward, a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for the option to increase available borrowings up to $1,500,000, subject to lenders’ participation. Borrowings under the Revolving Credit Agreement can be made by Woodward and certain of its foreign subsidiaries in U.S. dollars or in foreign currencies other than the U.S. dollar and generally bear interest at LIBOR plus 0.875% to 1.75%. The Revolving Credit Agreement matures on June 19, 2024. Under the Revolving Credit Agreement, there were $283,168 in principal amount of borrowings outstanding as of December 31, 2019, at an effective interest rate of 2.67%, and $262,297 in principal amount of borrowings outstanding as of September 30, 2019, at an effective interest rate of 3.01%. As of December 31, 2019, the entire amount of borrowings under the Revolving Credit Agreement were classified as short-term borrowings based on Woodward’s intent and ability to pay this amount in the next twelve months. As of September 30, 2019, $220,000 of the borrowings under the Revolving Credit Agreement were classified as short-term borrowings.

Short-term borrowings

Woodward has other foreign lines of credit and foreign overdraft facilities at various financial institutions, which are generally reviewed annually for renewal and are subject to the usual terms and conditions applied by the financial institutions. Pursuant to the terms of the related facility agreements, Woodward’s foreign performance guarantee facilities are limited in use to providing performance guarantees to third parties. There were no borrowings outstanding on Woodward’s foreign lines of credit and foreign overdraft facilities as of both December 31, 2019 and September 30, 2019.

Long-term debt

	December 31,	September 30,
	2019	2019
Long-term portion of revolving credit facility - Floating rate (LIBOR plus 0.875% - 1.75%), due June 19, 2024; unsecured	$-	$42,297
Series G notes – 3.42%, due November 15, 2020; unsecured	50,000	50,000
Series H notes – 4.03%, due November 15, 2023; unsecured	25,000	25,000
Series I notes – 4.18%, due November 15, 2025; unsecured	25,000	25,000
Series J notes – Floating rate (LIBOR plus 1.25%), due November 15, 2020; unsecured	50,000	50,000
Series K notes – 4.03%, due November 15, 2023; unsecured	50,000	50,000
Series L notes – 4.18%, due November 15, 2025; unsecured	50,000	50,000
Series M notes – 1.12% due September 23, 2026; unsecured	44,809	43,770
Series N notes – 1.31% due September 23, 2028; unsecured	86,257	84,257
Series O notes – 1.57% due September 23, 2031; unsecured	48,169	47,053
Series P notes – 4.27% due May 30, 2025; unsecured	85,000	85,000
Series Q notes – 4.35% due May 30, 2027; unsecured	85,000	85,000
Series R notes – 4.41% due May 30, 2029; unsecured	75,000	75,000
Series S notes – 4.46% due May 30, 2030; unsecured	75,000	75,000
Series T notes – 4.61% due May 30, 2033; unsecured	80,000	80,000
Finance leases (Note 5)	3,937	-
Unamortized debt issuance costs	(2,398)	(2,478)
Total long-term debt	830,774	864,899
Less: Current portion of long-term debt	101,598	-
Long-term debt, less current portion	$729,176	$864,899

The Notes

On October 1, 2013, Woodward entered into a note purchase agreement relating to the sale by Woodward of an aggregate principal amount of $250,000 of its senior unsecured notes in a series of private placement transactions. Woodward issued the Series G, H and I Notes (the “First Closing Notes”) on October 1, 2013. Woodward issued the Series J, K and L Notes (the “Second Closing Notes” and together with the First Closing Notes, collectively the “USD Notes”) on November 15, 2013. The current portion of long-term debt as of December 31, 2019 includes the aggregate principal amount of the Series G and Series J notes, both of which mature on November 15, 2020, and the current portion of finance lease liabilities.

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

In connection with the issuance of the 2018 Notes, the Company entered into cross-currency swap transactions in respect of each tranche of the 2018 Notes, which effectively reduced the interest rates on the Series P Notes to 1.82% per annum, the Series Q Notes to 2.15% per annum, the Series R Notes to 2.42% per annum, the Series S Notes to 2.55% per annum and the Series T Notes to 2.90% per annum (see Note 8, Derivative instruments and hedging activities).

Interest on the First Closing Notes, and the Series K and L Notes is payable semi-annually on April 1 and October 1 of each year until all principal is paid. Interest on the Series F Notes is payable semi-annually on April 15 and October 15 of each year until all principal is paid. Interest on the 2016 Notes is payable semi-annually on March 23 and September 23 of each year, until all principal is paid. Interest on the Series J Notes is payable quarterly on January 1, April 1, July 1 and October 1 of each year until all principal is paid. As of December 31, 2019, the Series J Notes bore interest at an effective rate of 3.15%. Interest on the 2018 Notes is payable semi-annually on May 30 and November 30 of each year until all principal is paid.

Debt Issuance Costs

Unamortized debt issuance costs associated with the Notes of $2,398 as of December 31, 2019 and $2,478 as of September 30, 2019 were recorded as a reduction in “Long-term debt, less current portion” in the Condensed Consolidated Balance Sheets. Unamortized debt issuance costs associated with Woodward’s existing and previous revolving credit agreements of $2,791 as of December 31, 2019 and $2,840 as of September 30, 2019 were recorded as “Other assets” in the Condensed Consolidated Balance Sheets. Amortization of debt issuance costs is included in operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 16. Accrued liabilities

	December 31,	September 30,
	2019	2019
Salaries and other member benefits	$62,352	$115,649
Warranties	18,927	27,309
Interest payable	5,807	13,808
Accrued retirement benefits	3,608	3,587
Current portion of loss reserve on contractual lease commitments (1)	-	1,245
Restructuring charges	255	507
Taxes, other than income	17,763	15,708
Net current contract liabilities (Note 3)	24,961	27,891
Liabilities held for sale (Note 10)	10,186	-
Other	24,230	22,423
	$168,089	$228,127

(1)See Note 17, Other liabilities, for more information on loss reserve on contractual lease commitments.

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

	Three-Months Ended December 31,
	2019	2018
Warranties, beginning of period	$27,309	$20,130
Impact from adoption of ASC 606	-	594
Expense, net of recoveries	(4,333)	2,072
Reductions for settlement of previous warranty liabilities	(4,277)	(2,537)
Foreign currency exchange rate changes	228	(103)
Warranties, end of period	$18,927	$20,156

Restructuring charges

In the second quarter of fiscal year 2018, the Company recorded restructuring charges totaling $17,013, the majority of which relate to the Company’s decision to relocate its Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado. The Duarte facility, which manufactures thrust reverser actuation systems, is part of the Company’s Aerospace segment. The remaining restructuring charges recognized during the fiscal year ended September 30, 2018 consist of workforce management costs related to aligning the Company’s industrial turbomachinery business, which is part of the Company’s Industrial segment, with the then current market conditions. All of the restructuring charges recorded during the fiscal year ended September 30, 2018 were recorded as nonsegment expenses.

The summary of activity in accrued restructuring charges during the three-months ended December 31, 2019 and December 31, 2018 are as follows:

		Period Activity
	Balances as of October 1, 2019	Charges (reductions)	Cash receipts (payments)	Non-cash activity	Balances as of December 31, 2019
Workforce management costs associated with:
Duarte plant relocation	$440	$-	$(228)	$-	$212
Industrial turbomachinery business realignment	67	-	-	(24)	43
Total	$507	$-	$(228)	$(24)	$255

		Period Activity
	Balances as of October 1, 2018	Charges (reductions)	Cash receipts (payments)	Non-cash activity	Balances as of December 31, 2018
Workforce management costs associated with:
Duarte plant relocation	$12,504	$-	$-	$-	$12,504
Industrial turbomachinery business realignment	4,018	-	(679)	-	3,339
Total	$16,522	$-	$(679)	$-	$15,843

Note 17. Other liabilities

	December 31,	September 30,
	2019	2019
Net accrued retirement benefits, less amounts recognized within accrued liabilities	$114,739	$111,257
Total unrecognized tax benefits	11,004	10,644
Noncurrent income taxes payable	20,251	20,251
Deferred economic incentives (1)	9,728	11,535
Loss reserve on contractual lease commitments (3)	-	1,754
Net noncurrent contract liabilities (2)	341,008	337,165
Other	36,052	13,482
	$532,782	$506,088

(1)Woodward receives certain economic incentives from various state and local authorities related to capital expansion projects. Such amounts are initially recorded as deferred credits and are being recognized as a reduction to pre-tax expense over the economic lives of the related capital expansion projects.

(2)See Note 3, Revenue, for more information on net noncurrent contract liabilities.

(3)In connection with the construction of a new production facility in Niles, Illinois, Woodward vacated a lease facility in Skokie, Illinois, and recorded a loss reserve on the estimated remaining contractual lease commitment, net of anticipated sublease income. As of September 30, 2019, the current portion of the accrued loss reserve on contractual lease commitments was included in “accrued liabilities” (see Note 16, Accrued liabilities). Woodward adopted ASC 842 on October 1, 2019, which requires that any pre-adoption liabilities related to exit or disposal cost obligations reduce the amount of the ROU asset recognized upon adoption. Accordingly, as of October 1, 2019, Woodward recognized a finance lease liability of $2,688 consisting of the future lease component payments, with no corresponding ROU asset recognized, and reduced the current and noncurrent portions of the loss reserve on contractual lease commitments to zero. The amount of the finance lease liability will be reduced in an amount equal to the lease payments made over the remaining term of the lease, which ends in 2022. Future non-lease component payments on the lease and future sublease income received will be recognized in the periods in which they are earned.

Note 18. Other (income) expense, net

	Three-Months Ended
	December 31,
	2019	2018
Equity interest in the earnings of the JV (Note 6)	$(3,212)	$(1,465)
Net (gain) loss on sales of assets (1)	(13,547)	79
Rent income	(251)	(67)
Net (gain) loss on investments in deferred compensation program	(1,244)	1,729
Other components of net periodic pension and other postretirement benefit, excluding service cost and interest expense	(3,047)	(3,243)
Other	(124)	(212)
	$(21,425)	$(3,179)

(1)Included in net (gain) loss on sale of assets for the first quarter of fiscal year 2020 was the pre-tax gain on sale of Duarte real property in the amount of $13,522.

Note 19. Income taxes

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

The following table sets forth the tax expense and the effective tax rate for Woodward’s earnings before income taxes:

	Three-Months Ended
	December 31,
	2019	2018
Earnings before income taxes	$61,548	$61,515
Income tax expense	8,175	12,395
Effective tax rate	13.3%	20.1%

The decrease in the effective tax rate for the three-months ended December 31, 2019, compared to the three-months ended December 31, 2018 is primarily attributable to a larger favorable increase in the net excess income tax benefits from stock-based compensation, the tax benefit associated with the impairment of assets held for sale, and smaller unfavorable adjustment to prior period tax items. This decrease is partially offset by increased earnings in higher taxed jurisdictions and the impact of increased pre-tax earnings when compared to tax incentives, such as the research credit.

Gross unrecognized tax benefits were $10,631 as of December 31, 2019, and $10,305 as of September 30, 2019. At December 31, 2019, the amount of the liability for unrecognized tax benefits that, if recognized, would impact Woodward’s effective tax rate was $4,582. At this time, Woodward does not believe it is reasonably possible that the liability for unrecognized tax benefits will decrease in the next twelve months. Woodward accrues for potential interest and penalties related to unrecognized tax benefits and all other interest and penalties related to tax payments in tax expense. Woodward had accrued gross interest and penalties of $481 as of December 31, 2019 and $437 as of September 30, 2019.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense. Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2017 and thereafter. Woodward is currently under examination by the Internal Revenue Service for fiscal year 2017, which included a foreign tax credit carryback to fiscal year 2016. Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2015 and thereafter. Woodward’s fiscal years remaining open to examination in significant foreign jurisdictions include 2016 and thereafter.

Note 20. Retirement benefits

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

The amount of expense associated with defined contribution plans was as follows:

	Three-Months Ended
	December 31,
	2019	2018
Company costs	$8,704	$8,371

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

On October 26, 2018, the High Court of Justice in the United Kingdom (the “High Court”) issued a ruling (the “Court Ruling”) requiring defined benefit plan sponsors in the United Kingdom to equalize benefits payable to men and women under its United Kingdom defined benefit pension plans by amending those plans to increase the pension benefits payable to participants that accrued such benefits during the period from 1990 to 1997. In the Court Ruling, the High Court also provided details on acceptable alternative methods of amending plans to equalize the pension benefits. Although final guidance around the appropriate equalization methodology to be used has not yet been issued, Woodward has concluded that Court Ruling is applicable to its defined benefit pension plan in the United Kingdom and has made the necessary plan amendments. Woodward’s current estimate of the impact of the Court Ruling in the amount of $601 has been reflected in the United Kingdom defined benefit pension plan’s obligation and assets as of September 30, 2019 and will be amortized as a net prior service cost beginning in fiscal year 2020. Woodward does not expect that any changes to the estimate resulting from final guidance around the appropriate equalization methodology to be used will be material to the United Kingdom defined benefit pension plan’s obligation.

U.S. GAAP requires that, for obligations outstanding as of September 30, 2019, the funded status reported in interim periods shall be the same asset or liability recognized in the previous year end statement of financial position adjusted for (a)

subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income (for example, subsequent accruals of service cost, interest cost, and return on plan assets) and (b) contributions to a funded plan or benefit payments.

The components of the net periodic retirement pension costs recognized are as follows:

	Three-Months Ended December 31,
	United States		Other Countries		Total
	2019	2018	2019	2018	2019	2018
Service cost	$415	$363	$710	$512	$1,125	$875
Interest cost	1,398	1,596	321	480	1,719	2,076
Expected return on plan assets	(3,087)	(2,996)	(832)	(662)	(3,919)	(3,658)
Amortization of:
Net actuarial loss	358	154	261	71	619	225
Prior service cost	234	177	6	-	240	177
Net periodic retirement pension (benefit) cost	$(682)	$(706)	$466	$401	$(216)	$(305)
Contributions paid	$-	$-	$1,131	$554	$1,131	$554

The components of net periodic retirement pension costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings. The interest cost component is include in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The components of the net periodic other postretirement benefit costs recognized are as follows:

	Three-Months Ended
	December 31,
	2019	2018
Service cost	$1	$1
Interest cost	195	288
Amortization of:
Net actuarial loss	12	14
Prior service cost (benefit)	1	(1)
Net periodic other postretirement cost	$209	$302
Contributions paid	$345	$373

The components of net periodic other postretirement benefit costs other than the service cost and interest cost components are included in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Earnings. The interest cost component is included in the line item “Interest expense” in the Condensed Consolidated Statements of Earnings.

The amount of cash contributions made to these plans in any year is dependent upon a number of factors, including minimum funding requirements in the jurisdictions in which Woodward operates and arrangements made with trustees of certain foreign plans. As a result, the actual funding in fiscal year 2020 may differ from the current estimate. Woodward estimates its remaining cash contributions in fiscal year 2020 will be as follows:

Retirement pension benefits:
United States	$-
United Kingdom	370
Japan	-
Germany	911
Other postretirement benefits	2,892

Multiemployer defined benefit plans

Woodward operates multiemployer defined benefit plans for certain employees in both the Netherlands and Japan. The amounts of contributions associated with the multiemployer defined benefit plans were as follows:

	Three-Months Ended
	December 31,
	2019	2018
Company contributions	$70	$77

Note 21. Stockholders’ equity

Stock repurchase program

In the first quarter of fiscal year 2017, Woodward’s board of directors terminated the Company’s prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that ended in November 2019 (the “2017 Authorization”). Effective upon the expiration of the 2017 Authorization in November 2019, Woodward’s board of directors approved a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three year period that will end in 2022 (the “2019 Authorization”). In the first three-months of fiscal year 2020, Woodward purchased no shares of its common stock under the 2019 Authorization. Woodward repurchased no common stock under the 2017 Authorization in the first three-months of fiscal years 2019. Pursuant to the terms of the Merger Agreement with Hexcel Corporation (see Note 24 – Subsequent events), Woodward is prohibited from making any further common share repurchases prior to the close of the Merger, except as to a prior specific determination to repurchase approximately $17,000 of shares.

Stock-based compensation

Provisions governing outstanding stock option awards are included in the 2017 Omnibus Incentive Plan, as amended from time to time (the “2017 Plan”) and the 2006 Omnibus Incentive Plan (the “2006 Plan”), as applicable.

The 2017 Plan was approved by Woodward’s stockholders in January 2017 and is a successor plan to the 2006 Plan. As of September 14, 2016, the effective date of the 2017 Plan, Woodward’s board of directors delegated authority to administer the 2017 Plan to the compensation committee of the board of directors (the “Committee”), including, but not limited to, the power to determine the recipients of awards and the terms of those awards. On January 30, 2019, Woodward’s stockholders approved an additional 1,400 shares of Woodward’s common stock to be made available for future grants. Under the 2017 Plan, there were approximately 1,178 shares of Woodward’s common stock available for future grants as of December 31, 2019 and 1,783 shares as of September 30, 2019.

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

	Three-Months Ended
	December 31,
	2019			2018
Weighted-average exercise price per share	$104.82			$79.79
Weighted-average grant date market value of Woodward stock	$104.82			$79.79
Expected term (years)	6.4	-	8.7	6.5	-	8.7
Estimated volatility	25.7%	-	30.1%	25.7%	-	31.0%
Estimated dividend yield	0.6%			0.7%	-	0.8%
Risk-free interest rate	1.6%	-	1.7%	2.7%	-	3.1%

The following is a summary of the activity for stock option awards during the three-months ended December 31, 2019:

	Three-Months Ended
	December 31, 2019
	Number of options	Weighted-Average Exercise Price per Share
Options, beginning balance	5,387	$53.73
Options granted	626	104.82
Options exercised	(226)	33.42
Options forfeited	(21)	81.53
Options, ending balance	5,766	59.97

Changes in non-vested stock options during the three-months ended December 31, 2019 were as follows:

	Three-Months Ended
	December 31, 2019
	Number of options	Weighted-Average Grant Date Fair Value per Share
Non-vested options outstanding, beginning balance	2,068	$23.43
Options granted	626	28.55
Options vested	(768)	21.43
Options forfeited	(21)	25.19
Non-vested options outstanding, ending balance	1,905	25.90

Information about stock options that have vested, or are expected to vest, and are exercisable at December 31, 2019 was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding	5,766	$59.97	6.2	$337,161
Options vested and exercisable	3,862	47.06	4.9	275,645
Options vested and expected to vest	5,640	59.30	6.1	333,494

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

A summary of the activity for restricted stock units for the three-months ended December 31, 2019:

	Three-Months Ended
	December 31, 2019
	Number	Weighted-Average Grant Date Fair Value per Unit
Beginning balance	9	$91.55
Units granted	-	-
Units vested	-	-
Units forfeited	-	-
Ending balance	9	91.55

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

At December 31, 2019, there was approximately $10,982 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements, including both stock options and restricted stock awards. The pre-vesting forfeiture rates for purposes of determining stock-based compensation expense recognized were estimated to be 0% for members of Woodward’s board of directors and 9% for all others. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

Note 22. Commitments and contingencies

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

In the event of a change in control of Woodward, as defined in change-in-control agreements with its current corporate officers, Woodward may be required to pay termination benefits to any such officer if such officer’s employment is terminated within two years following the change of control. The consummation of the anticipated merger with Hexcel Corporation would constitute a change in control as defined in such agreements (see Note 24 – Subsequent events).

Note 23. Segment information

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

A summary of consolidated net sales and earnings by segment follows:

	Three-Months Ended
	December 31,
	2019	2018
Segment external net sales:
Aerospace	$473,925	$392,887
Industrial	246,430	259,924
Total consolidated net sales	$720,355	$652,811
Segment earnings:
Aerospace	$92,911	$72,854
Industrial	28,230	29,169
Nonsegment expenses	(51,071)	(29,001)
Interest expense, net	(8,522)	(11,507)
Consolidated earnings before income taxes	$61,548	$61,515

Segment assets consist of accounts receivable, inventories, property, plant, and equipment, net, goodwill, and other intangibles, net. A summary of consolidated total assets follows:

	December 31, 2019	September 30, 2019
Segment assets:
Aerospace	$1,905,846	$1,900,657
Industrial	1,520,687	1,561,441
Unallocated corporate property, plant and equipment, net	108,669	114,887
Other unallocated assets	471,967	379,541
Consolidated total assets	$4,007,169	$3,956,526

Note 24. Subsequent events

Proposed Merger with Hexcel

On January 12, 2020, Woodward entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hexcel Corporation (“Hexcel”) and Genesis Merger Sub, Inc., a wholly owned subsidiary of Woodward (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Hexcel (the “Merger”), with Hexcel surviving the Merger as a wholly owned subsidiary of Woodward.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of Hexcel (the “Hexcel Common Stock”) issued and outstanding immediately prior to the Effective Time, other than certain shares that may be owned by Hexcel, Woodward or Merger Sub, will be converted into the right to receive 0.6250 shares of common stock of Woodward. Holders of Hexcel Common Stock will receive cash in lieu of fractional shares.

In anticipation of entering into the Merger Agreement, on January 11, 2020, the Woodward board of directors approved an amendment to certain Woodward options and Woodward restricted stock units that would be outstanding on January 12, 2020, and through the time as of immediately before the Effective Time to provide that if on or within 24 months following the Effective Time, the award holder’s employment is terminated without “cause” or the award holder terminates employment for “good reason,” such equity awards will become fully vested (the “Double-Trigger Vesting”). The Double-Trigger Vesting applies to such awards held by Woodward employees, but excludes any such award that as of immediately before the Effective Time, is held by the Chief Executive Officer of Woodward or any other employee who qualifies for post-termination continued vesting pursuant to its terms. As of January 12, 2020, awards held by certain named executive officers, Jonathan W. Thayer, Thomas G. Cromwell and Sagar A. Patel, would be eligible to receive the Double-Trigger Vesting.

On January 11, 2020, the Woodward board of directors also approved that at the Effective Time, each award granted under the cash component of Woodward’s long-term incentive program, including such awards held by each of the named executive officers of Woodward, Thomas A. Gendron, Robert F. Weber, Jr., and Messrs. Thayer, Cromwell and Patel, that is outstanding as of immediately prior to the Effective Time, will be converted into the right to receive a cash amount, based on the greater of target or actual performance and prorated based on the portion of the applicable performance period that is completed through the Effective Time.

The consummation of the Merger is subject to the approval of the shareholders of both Woodward and Hexcel and the issuance of shares of Woodward common stock in the Merger is subject to the approval of Woodward shareholders, as well as other customary closing conditions, including required regulatory approvals. The parties expect the Merger to close in the third calendar quarter of 2020, subject to satisfaction of these conditions.

Transaction-related costs associated with the Merger will be expensed as incurred.

For further information on the Merger, refer to the Form 8-K filed by Woodward with the SEC on January 13, 2020.

Dividend Declared

On January 29, 2020, Woodward’s board of directors declared a quarterly cash dividend of $0.28 per share, payable on March 3, 2020, to stockholders of record as of February 18, 2020.

Sale of renewable power systems portfolio

On January 31, 2020, Woodward entered into definitive agreements to sell certain assets related to Woodward’s renewable power systems and protective relays businesses to affiliates of AURELIUS Group for $23,400, subject to customary purchase price adjustments, consisting of cash and a $6,000 promissory note.

The assets are primarily located in Germany, Poland and Bulgaria and accounted for approximately $80,000 of sales in fiscal 2019. The transaction is subject to customary closing conditions and is expected to close early in the third quarter of fiscal year 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are statements that are deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “anticipate,” “believe,” “estimate,” “seek,” “goal,” “expect,” “forecast,” “intend,” “continue,” “outlook,” “plan,” “project,” “target,” “strive,” “can,” “could,” “may,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. Forward-looking statements may include, among others, statements relating to:

•plans and expectations related to our proposed merger with Hexcel Corporation, including expected benefits of the merger, the business of the combined company, and the future operating or financial performance of Woodward, or the combined company, and the anticipated timing for closing of the transaction and the timing thereof;

•future sales, earnings, cash flow, uses of cash, and other measures of financial performance;

•trends in our business and the markets in which we operate, including expectations in those markets in future periods;

•our expected expenses in future periods and trends in such expenses over time;

•descriptions of our plans and expectations for future operations;

•our expectations with regard to the grounding of the Boeing 737 MAX aircraft, the related impact on our original equipment manufacturer and initial provision sales, and the aircraft’s return to service;

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

OVERVIEW

Proposed Merger with Hexcel

On January 12, 2020, Woodward entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hexcel Corporation (“Hexcel”) and Genesis Merger Sub, Inc., a wholly owned subsidiary of Woodward (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Hexcel (the “Merger”), with Hexcel surviving the Merger as a wholly owned subsidiary of Woodward. Hexcel develops, manufactures, and markets lightweight, high-performance structural materials, including carbon fibers, specialty reinforcements, prepregs and other fiber-reinforced matrix materials, honeycomb, adhesives, RF/EMI and microwave absorbing materials, and engineered honeycomb and composite structures, for use in commercial aerospace, space and defense and industrial markets. Hexcel’s products are used in a wide variety of end applications, such as commercial and military aircraft, space launch vehicles and satellites, wind turbine blades, automotive, recreational products and other industrial applications. Following the anticipated closing of the Merger, the combined company will focus on technology-rich innovations to deliver smarter, cleaner and safer customer solutions for the aerospace and industrial sectors.

The transaction is subject to the approval of the shareholders of both Woodward and Hexcel and the issuance of shares of Woodward common stock in the Merger is subject to the approval of Woodward shareholders, as well as other customary closing conditions, including required regulatory approvals. The parties expect the merger to close in the third calendar quarter of 2020, subject to satisfaction of these conditions.

Operational Highlights

Net sales for the first quarter of fiscal year 2020 were $720,355, an increase of 10.3% from $652,811 for the first quarter of the prior fiscal year. Foreign currency exchange rates had an unfavorable impact on net sales of $3,664 for the first quarter of fiscal year 2020 as compared to the same period of the prior year. Aerospace segment net sales for the first quarter of fiscal year 2020 were up 20.6% to $473,925, compared to $392,887 for the first quarter of the prior fiscal year. Industrial segment net sales for the first quarter of fiscal year 2020 were $246,430, down 5.2% compared to $259,924 for the first quarter of fiscal year 2019.

Net earnings for the first quarter of fiscal year 2020 were $53,373, or $0.83 per diluted share, compared to $49,120, or $0.77 per diluted share, for the first quarter of fiscal year 2019. Adjusted net earnings for the first quarter of fiscal year 2020 were $71,214, or adjusted earnings per share of $1.10 per diluted share, compared to $61,646, or $0.96 per diluted share, for the first quarter of fiscal year 2019.

The effective tax rate in the first quarter of fiscal year 2020 was 13.3%, compared to 20.1% for the first quarter of the prior fiscal year.

EBIT for the first quarter of fiscal year 2020 was $70,070, down 4.0% from $73,022 in the same period of fiscal year 2019. EBITDA for the first quarter of fiscal year 2020 was $102,521, down 8.2% from $111,663 for the same period of fiscal year 2019. Adjusted EBIT for the first quarter of fiscal year 2020 was $94,450, up 5.5% from $89,496 for the first quarter of fiscal year 2019. Adjusted EBITDA for the first quarter of fiscal year 2020 was $126,901, up 7.0% from $118,626 for the first quarter of fiscal year 2019.

Aerospace segment earnings as a percent of segment net sales increased to 19.6% in the first quarter of fiscal year 2020 from 18.5% in the first quarter of the prior fiscal year. Industrial segment earnings as a percent of segment net sales in the first quarter of fiscal year 2020 increased to 11.5% from 11.2% in the first quarter of the prior fiscal year. There were no adjustments to Industrial segment earnings as a percent of segment net sales for the first quarter of fiscal year 2020, which were down compared to adjusted Industrial segment earnings as a percent of segment net sales of 14.9% for the first quarter of fiscal year 2019.

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

Liquidity Highlights

Net cash provided by operating activities for the first quarter of fiscal year 2020 was $27,445, compared to $84,712 for the first quarter of fiscal year 2019. The decrease in net cash provided by operating activities in the first quarter of fiscal year 2020 compared to the first quarter of the prior fiscal year is primarily attributable to higher working capital.

For the first quarter of fiscal year 2020, free cash flow, which we define as net cash flows from operating activities less payments for property, plant and equipment, was $10,213, compared to $53,366 for the first quarter of fiscal year 2019. Adjusted free cash flow, which we define as free cash flow plus the proceeds from the sale of real property at our former Duarte, California operations, was $28,980 for the first quarter of fiscal year 2020. A reconciliation of free cash flow and adjusted free cash flow, both non-U.S. GAAP financial measures, to the closest U.S. GAAP financial measures can be found under the caption “Non-U.S. GAAP Measures” in this Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

At December 31, 2019, we held $148,008 in cash and cash equivalents, and had total outstanding debt of $1,113,942. We have additional borrowing availability of $705,433, net of outstanding letters of credit, under our revolving credit agreement. At December 31, 2019, we also had additional borrowing capacity of $7,554 under various foreign lines of credit and foreign overdraft facilities.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of earnings data as a percentage of net sales for each period indicated:

	Three-Months Ended
	December 31, 2019	% of Net Sales	December 31, 2018	% of Net Sales
Net sales	$720,355	100%	$652,811	100%
Costs and expenses:
Cost of goods sold	534,917	74.3	492,174	75.4
Selling, general, and administrative expenses	62,045	8.6	51,927	8.0
Research and development costs	36,846	5.1	38,867	6.0
Impairment of assets held for sale	37,902	5.3	-	-
Interest expense	9,009	1.3	11,878	1.8
Interest income	(487)	(0.1)	(371)	(0.1)
Other (income) expense, net	(21,425)	(3.0)	(3,179)	(0.5)
Total costs and expenses	658,807	91.5	591,296	90.6
Earnings before income taxes	61,548	8.5	61,515	9.4
Income tax expense	8,175	1.1	12,395	1.9
Net earnings	$53,373	7.4	$49,120	7.5

Other select financial data:

	December 31,	September 30,
	2019	2019
Working capital	$537,152	$563,792
Short-term borrowings	283,168	220,000
Current portion of long-term debt	101,598	-
Total debt	1,113,942	1,084,899
Total stockholders' equity	1,798,603	1,726,741

Net Sales

Consolidated net sales for the first quarter of fiscal year 2020 increased by $67,544, or 10.3%, compared to the same period of fiscal year 2019.

Details of the changes in consolidated net sales are as follows:

Three-Month Period
Consolidated net sales for the period ended December 31, 2018	$652,811
Aerospace volume	69,054
Industrial volume	(10,039)
Noncash consideration	6,032
Effects of changes in price and sales mix	6,161
Effects of changes in foreign currency rates	(3,664)
Consolidated net sales for the period ended December 31, 2019	$720,355

The increase in consolidated net sales for the first quarter of fiscal year 2020 is primarily attributable to continued strength across commercial and defense original equipment manufacturer (“OEM”) and aftermarket sales in the Aerospace segment. In the Industrial segment, the decrease in net sales volumes is primarily attributable to softness in oil and gas and the associated aftermarket, partially offset by improved sales in renewable power systems.

Costs and Expenses

Cost of goods sold increased by $42,743 to $534,917, or 74.3% of net sales, for the first quarter of fiscal year 2020, from $492,174, or 75.4% of net sales, for the first quarter of fiscal year 2019. The increase in cost of goods sold in the first quarter of fiscal year 2020 as compared to the same period of the prior year is primarily attributable to higher sales volume and higher manufacturing costs to support higher production levels in our Aerospace segment. The increase in costs of goods sold was partially offset by costs recognized in the first quarter of fiscal year 2019 associated with the relocation of our Duarte, California operations to the Company’s newly renovated Drake Campus in Fort Collins, Colorado (the “Duarte move-related costs”) and the purchase accounting impacts related to the amortization of the backlog intangible acquired in connection with the acquisition of Woodward L’Orange, whereas there were no such Duarte move-related costs or similar purchase accounting impacts recognized in the first quarter of fiscal year 2020.

Gross margin (as measured by net sales less cost of goods sold, divided by net sales) was 25.7% for the first quarter of fiscal year 2020, compared to 24.6% for the first quarter of fiscal year 2019. The increase in gross margin is primarily attributable to Duarte move-related costs and purchase accounting impacts related to the amortization of the backlog intangible acquired in connection with the acquisition of Woodward L’Orange that were recognized in the first quarter of fiscal year 2019, whereas there were no such costs recognized in the first quarter of fiscal year 2020.

Selling, general and administrative expenses increased by $10,118, or 19.5%, to $62,045 for the first quarter of fiscal year 2020, compared to $51,927 for the first quarter of fiscal year 2019. Selling, general, and administrative expenses as a percentage of net sales increased to 8.6% for the first quarter of fiscal year 2020, compared to 8.0% for the first quarter of fiscal year 2019. The increase in selling, general and administrative expenses both in dollars and as a percentage of sales is primarily due to an increase in certain expenses to support ongoing company growth and an increase in the amortization expense related to the Woodward L’Orange customer relationship and contracts intangible asset.

Research and development costs decreased by $2,021, or 5.2%, to $36,846 for the first quarter of fiscal year 2020, as compared to $38,867 for the first quarter of fiscal year 2019. Research and development costs as a percentage of net sales decreased to 5.1% for the first quarter of fiscal year 2020, as compared to 6.0% for the first quarter of fiscal year 2019. Our research and development activities extend across almost all of our customer base, and we anticipate ongoing variability in research and development due to the timing of customer business needs on current and future programs.

Impairment of assets held for sale was a charge of $37,902 recognized in the first quarter of fiscal year 2020. In the first quarter of fiscal year 2020, Woodward’s board of directors approved a plan to divest Woodward’s renewable power systems portfolio, which resulted in the recognition of the associated assets and liabilities as held for sale. Concurrently, Woodward determined that the assets held for sale, net of any liabilities held for sale, were impaired and recognized a non-cash impairment charge of $37,902, representing the write down of the associated net assets held for sale to their fair market value as of December 31, 2019. Refer to Note 10, Impairment of assets held for sale, for further details.

Interest expense decreased by $2,869, or 24.2%, to $9,009 for the first quarter of fiscal year 2020, compared to $11,878 for the first quarter of fiscal year 2019. Interest expense decreased as a percentage of net sales to 1.3% for the first quarter of fiscal year 2020, as compared to 1.8% for the first quarter of fiscal year 2019. Since the first quarter of fiscal year 2019, we have paid the entire balance of two series of private placement notes totaling $143,000 primarily using proceeds from our revolving credit facility. The revolving credit facility bears interest at a substantially lower rate than the private placement notes that were paid.

Other income increased by $18,246 to $21,245 for the first quarter of fiscal year 2020, compared to $3,179 for the first quarter of fiscal year, primarily due to a gain on the sale of a portion of our property in Duarte, California. The gain on sale in the amount of $13,552 was recognized in the first quarter of fiscal year 2020.

Income taxes were provided at an effective rate on earnings before income taxes of 13.3% for the first quarter and 20.1% for the first quarter of fiscal year 2019. The changes in components of our effective tax rate (as a percentage of earnings before income taxes) were attributable to the following:

Three-Month
Period
Effective tax rate for the period ended December 31, 2018	20.1%
State and local taxes	0.5
Taxes on international activities	0.7
Research and experimentation credit	0.4
Adjustment of prior period tax items	(1.3)
Net excess income tax benefit from stock-based compensation	(4.6)
Impairment of assets held for sale	(2.5)
Effective tax rate for the period ended December 31, 2019	13.3%

The decrease in the effective tax rate for the three-months ended December 31, 2019, compared to the three-months ended December 31, 2018 is primarily attributable to a larger favorable increase in the net excess income tax benefits from stock-based compensation, the tax benefit associated with the impairment of assets held for sale, and smaller unfavorable adjustment to prior period tax items. This decrease is partially offset by increased earnings in higher taxed jurisdictions and the impact of increased pre-tax earnings when compared to tax incentives such as the research credit.

Within the calculation of our annual effective tax rate, we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the Securities and Exchange Commission, the Financial Accounting Standards Board (“FASB”), and/or various other taxing jurisdictions.  Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax reform legislation could have a material impact on our future U.S. tax expense.

Woodward’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities, and these audits are at various stages of completion at any given time. Reviews of tax matters by authorities and lapses of the applicable statutes of limitation may result in changes to tax expense. Woodward’s fiscal years remaining open to examination for U.S. Federal income taxes include fiscal years 2017 and thereafter. Woodward is currently under examination by the Internal Revenue Service for fiscal year 2017, which included a foreign tax credit carryback to fiscal year 2016. Woodward’s fiscal years remaining open to examination for significant U.S. state income tax jurisdictions include fiscal years 2015 and thereafter. Woodward’s fiscal years remaining open to examination in significant foreign jurisdictions include 2016 and thereafter.

Segment Results

The following table presents sales by segment:

	Three-Months Ended December 31,
	2019		2018
Net sales:
Aerospace	$473,925	65.8%	$392,887	60.2%
Industrial	246,430	34.2	259,924	39.8
Consolidated net sales	$720,355	100.0%	$652,811	100.0%

The following table presents earnings by segment and reconciles segment earnings to consolidated net earnings:

	Three-Months Ended December 31,
	2019	2018
Aerospace	$92,911	$72,854
Industrial	28,230	29,169
Nonsegment expenses	(51,071)	(29,001)
Interest expense, net	(8,522)	(11,507)
Consolidated earnings before income taxes	61,548	61,515
Income tax expense	(8,175)	(12,395)
Consolidated net earnings	$53,373	$49,120

The following table presents segment earnings as a percent of segment net sales:

	Three-Months Ended December 31,
	2019	2018
Aerospace	19.6%	18.5%
Industrial	11.5%	11.2%

Aerospace

Aerospace segment net sales increased by $81,038, or 20.6%, to $473,925 for the first quarter of fiscal year 2020, compared to $392,887 for the first quarter of fiscal year 2019. The increase in segment net sales for the first quarter of fiscal year 2020 as compared to the same periods of fiscal year 2019 was driven by increased sales volume across commercial and military OEM and aftermarket programs as a result of higher defense spending, increased aircraft utilization, and continued momentum in next generation aircraft production.

Defense OEM sales increased in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019, driven primarily by increased military budgets and spending for smart weapons and fixed wing aircraft. Our defense aftermarket has also increased as the U.S. Government has prioritized the combat readiness of existing military programs on which we have content. Global conflicts and growing international demand for various other military programs continue to drive demand for defense aircraft, including fighter jets, transports, and both utility and attack rotorcraft, supported by our products and systems. Although we expect some ongoing variability in defense aftermarket sales due to the timing of continued maintenance needs and upgrade programs, we expect U.S. government funding for defense platforms on which we have content to be strong under the recently enacted defense budget.

Commercial aerospace sales increased in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019, driven by strong aircraft utilization trends and sustained global passenger growth, which are driving narrowbody production rates as well as robust aftermarket activity on legacy platforms. Despite uncertainty around the 737 MAX return to service, initial provisioning improved in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019.

Aerospace segment earnings increased by $20,057, or 27.5%, to $92,911 for the first quarter of fiscal year 2020, compared to $72,854 for the first quarter of fiscal year 2019.

The net increase in Aerospace segment earnings for the first quarter of fiscal year 2020 was due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2018	$72,854
Sales volume	30,243
Price, sales mix and productivity	3,294
Manufacturing expansion costs	(7,129)
Other, net	(6,351)
Earnings for the period ended December 31, 2019	$92,911

Aerospace segment earnings as a percentage of segment net sales were 19.6% for the first quarter of fiscal year 2020, compared to 18.5% for the first quarter of fiscal year 2019. Aerospace segment earnings in the first quarter of fiscal year 2020 benefitted from higher sales volume and favorable product mix, which was partially offset by higher manufacturing costs to support increased production levels.

Industrial

Industrial segment net sales decreased by $13,494, or 5.2%, to $246,430 for the first quarter of fiscal year 2020, compared to $259,924 for the first quarter of fiscal year 2019.

The decrease in Industrial segment net sales in the first quarter of fiscal year 2020 was primarily attributable to softness in the oil and gas market and the associated aftermarket, partially offset by increased renewables sales.

The demand for diesel fuel systems was negatively impacted by a softening of the oil and gas market amid a slowing global economy, pricing volatility and decreased capital investments related to reduced drilling activity, particularly within the North American fracking market. Although the near-term oil and gas market is softening, we believe the long-term oil and gas market remains promising, driven by growing demand from developing countries.

Our renewables business was favorably impacted by the continuing ramp up of platforms on which we have content. Sales of fuel systems for compressed natural gas (“CNG”) trucks in Asia were strong in the first quarter of fiscal year 2020 as production rates for China 6 compliant trucks recovered from the large pre-buy of China 5 compliant trucks, which negatively impacted sales in previous quarters. We anticipate the market demand for natural gas trucks to continue as the Chinese government continues to enforce China 6 regulations and continues to incentivize the use of natural gas rather than diesel, and as Chinese access to natural gas improves. The industrial gas turbine market continues to stabilize as global power demand increases and domestic upgrade initiatives transition from planning to execution. Industrial gas turbine sales in the first quarter of fiscal year 2020 benefitted from the depletion of inventory levels in the market and increased Woodward content on certain newer industrial gas turbines. Woodward expects modest industrial gas turbine sales growth to continue as we expand our content on new turbine programs, which is increasing our market share and driving revenue growth.

On January 31, 2020, we entered into an agreement to divest the renewable power systems portfolio (see Note 24, Subsequent events, to the Notes to the Condensed Consolidated Financial Statements).

Industrial segment earnings decreased by $939, or 3.2%, to $28,230 for the first quarter of fiscal year 2020, compared to $29,169 for the first quarter of fiscal year 2019. There were no adjustments to Industrial segment earnings in the first quarter of fiscal year 2020, which were down compared to adjusted Industrial segment earnings of $38,680 for the first quarter of fiscal year 2019.

The net decrease in Industrial segment earnings for the first quarter of fiscal year 2020 was due to the following:

Three-Month
Period
Earnings for the period ended December 31, 2018	$29,169
Sales volume	(5,454)
Price, sales mix and productivity	(1,995)
L'Orange backlog amortization	6,814
Effects of changes in foreign currency rates	(631)
Other, net	327
Earnings for the period ended December 31, 2019	$28,230

Industrial segment earnings as a percentage of segment net sales were 11.5% for the first quarter, compared to 11.2% for the first quarter of fiscal year 2019. The decrease in Industrial segment earnings in the first quarter of fiscal year 2020 was primarily due to lower sales volume and unfavorable sales mix, partially offset by the amortization of the backlog intangible acquired in connection with the L’Orange acquisition that was recognized in the first quarter of fiscal year 2019, whereas no amortization of this backlog intangible was recognized in the first quarter of fiscal year 2020. There were no adjustments to Industrial segment earnings as a percentage of segment net sales for the first quarter of fiscal year 2020, which were down compared to adjusted Industrial segment earnings as a percentage of segment net sales of 14.9% for the first quarter of fiscal year 2019.

Nonsegment expenses

Nonsegment expenses increased to $51,071 for the first quarter of fiscal year 2020, compared to $29,001 for the first quarter of fiscal year 2019. Included in nonsegment expenses for the first quarter of fiscal year 2020 was the impairment charge on assets held for sale associated with the divestiture of our renewable power systems portfolio in the amount of $37,902 and the gain on sale of Duarte real property in the amount of $13,522. Included in nonsegment expenses for the first quarter of fiscal year 2019 were Duarte move-related costs in the amount of $6,963.

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

Our aggregate cash and cash equivalents were $148,008 at December 31, 2019 and $99,073 at September 30, 2019, and our working capital was $537,152 at December 31, 2019 and $563,792 at September 30, 2019. Of the cash and cash equivalents held at December 31, 2019, $139,490 was held by our foreign locations and $2,630 is restricted cash held in escrow related to the sale of property in Duarte, California. We are not presently aware of any significant restrictions on the repatriation of these funds, although a portion is considered indefinitely reinvested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the United States, then they could be repatriated and their repatriation into the United States may cause us to incur additional U.S. income taxes or foreign withholding taxes. Any additional U.S. taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time these amounts are repatriated. Based on these variables, it is impractical to determine the income tax liability that might be incurred if these funds were to be repatriated. The additional uncertainty associated with the “The Tax Cuts and Jobs Act” enacted in December 2017 (the “Tax Act”) increases the impracticality of determining this income tax liability.

We do not believe the one-time repatriation tax on deferred foreign income resulting from the Tax Act, which is expected to be paid over an eight-year period that began in January 2019, will have a significant impact on our cash flows in any individual fiscal year.

Consistent with common business practice in China, our Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers, in settlement of certain customer accounts receivable. Bankers’ acceptance notes are financial instruments issued by Chinese financial institutions as part of financing arrangements between the financial institution and a customer of the financial institution. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity date of bankers’ acceptance notes varies, but it is our policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of our receipt of such draft. The issuing financial institution is the obligor, not our customers. Upon our acceptance of a bankers’ acceptance note from a customer, such customer has no further obligation to pay us for the related accounts receivable balance. We had bankers’ acceptance notes of $16,635 at December 31, 2019 and $42,171 at September 30, 2019 recorded as non-customer accounts receivable in our Condensed Consolidated Balance Sheets. We only accept bankers’ acceptance notes issued by banks that are believed to be creditworthy and to which the credit risks associated with the bankers’ acceptance notes are believed to be low.

In addition to our revolving credit facility, we have various foreign credit facilities, some of which are tied to net amounts on deposit at certain foreign financial institutions. These foreign credit facilities are reviewed annually for renewal. We use borrowings under these foreign credit facilities to finance certain local operations on a periodic basis. For further discussion of our revolving credit facility and our other credit facilities, see Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

At December 31, 2019, we had total outstanding debt of $1,113,942 consisting of various series of unsecured notes due between 2020 and 2033, amounts borrowed under our revolving credit facility, and our finance leases. Our Series G and Series J notes, both of which have an aggregate principal amount of $50,000, mature on November 15, 2020. At December 31, 2019, we had additional borrowing availability of $705,433 under our revolving credit facility, net of outstanding letters of credit, and additional borrowing availability of $7,554 under various foreign credit facilities.

At December 31, 2019, we had $283,168 of borrowings outstanding under our revolving credit facility, all of which was classified as short-term borrowings based on our intent and ability to pay this amount in the next twelve months. Of these borrowings, as of December 31, 2019, $240,600 is denominated in U.S. dollars and €38,000 is denominated in Euro. Revolving credit facility and short-term borrowing activity during the three-months ended December 31, 2019 were as follows:

Maximum daily balance during the period	$343,255
Average daily balance during the period	$288,510
Weighted average interest rate on average daily balance	2.82%

We believe we were in compliance with all our debt covenants as of December 31, 2019. See Note 15, Credit facilities, short-term borrowings and long-term debt in the Notes to the Consolidated Financial Statements in Part II, Item 8 of our most recent Form 10-K, for more information about our covenants.

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

In the first quarter of fiscal year 2017, our board of directors terminated our prior stock repurchase program and replaced it with a new program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period in November 2019 (the “2017 Authorization”). Effective upon the expiration of the 2017 Authorization in November 2019, our board of directors approved a new program for the repurchase of up to $500,000 of our outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in 2022 (the “2019 Authorization”). In the first three-months of fiscal year 2020, we repurchased no common stock under the 2019 Authorization. We purchased no common stock in the first three-months of fiscal year 2019 under the 2017 Authorization. Pursuant to the terms of the Merger Agreement, we are prohibited from making any further common share repurchases prior to the close of the Merger, except as to a prior specific determination to repurchase approximately $17,000 of shares. Accordingly, we will not be repurchasing as many shares in the current fiscal year as originally planned in our outlook for fiscal 2020. However, within the 18-months following the close of the merger, we anticipate repurchasing approximately $1.5 billion (not in thousands) of Woodward Hexcel common stock, or approximately 10 percent of the anticipated market capitalization of the combined entity. Also, on January 29, 2020, our board of directors declared a cash dividend of $0.28 per share for the quarter, payable on March 3, 2020 for stockholders of record as of February 18, 2020.  The $0.28 per share dividend, which was originally announced as part of the recently announced merger transaction with Hexcel, represents a 72% increase over the previous quarterly dividend of $0.1625 per share.

Associated with our decision to relocate our Duarte, California operations to the our newly renovated Drake Campus in Fort Collins, Colorado, which was finalized in fiscal year 2019, on December 30, 2019, we closed on the sale of one of two parcels of the Duarte real property and recorded a pre-tax gain on sale of assets in the amount of $13,522. The carrying value of the remaining parcel of Duarte real estate is $2,520 as of December 31, 2019, all of which we have identified as an asset held for sale as of that date. Based on an existing real property purchase agreement and current market conditions, we expect to record an additional gain on the subsequent sale of the remaining parcel of real estate, which is expected to close by June 30, 2020.

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

Cash Flows

	Three-Months Ended December 31,
	2019	2018
Net cash provided by operating activities	$27,445	$84,712
Net cash provided by (used in) investing activities	1,575	(32,017)
Net cash provided by (used in) financing activities	17,188	(63,927)
Effect of exchange rate changes on cash and cash equivalents	2,727	(728)
Net change in cash and cash equivalents	48,935	(11,960)
Cash and cash equivalents, including restricted cash, at beginning of year	99,073	83,594
Cash and cash equivalents, including restricted cash, at end of period	$148,008	$71,634

Net cash flows provided by operating activities for the first quarter of fiscal year 2020 was $27,445, compared to $84,712 for the same period of fiscal year 2019. The decrease in net cash provided by operating activities in the first quarter of fiscal year 2020 compared to the first quarter of the prior fiscal year is primarily attributable to the timing of certain cash payments for accounts payable and the timing of payments received for accounts receivable in the first quarter of fiscal year 2020, partially offset by higher sales in the period.

Net cash flows provided by investing activities for the first quarter of fiscal year 2020 was $1,575, compared to net cash used in investing activities of $32,017 in the first quarter of fiscal year 2019. The increase in cash flows from investing activities in the first three-months of fiscal year 2020 compared to the first three-months of the prior fiscal year is primarily due to proceeds in the amount of $18,767 from the sale of a parcel of our Duarte real property and a decrease in payments for the purchase of property, plant and equipment.

Net cash flows provided by financing activities for the first quarter of fiscal year 2020 was $17,188, compared to net cash flows used in financing activities of $63,927 in the first quarter of fiscal year 2019. During the first quarter of fiscal year 2020, we had net debt borrowings in the amount of $19,694, compared to net payments in the amount of $58,503 in the first quarter of fiscal year 2019.

Contractual Obligations

We have various contractual obligations, including obligations related to long-term debt, operating and finance leases, purchases, retirement pension benefit plans, and other postretirement benefit plans. These contractual obligations are summarized and discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recent Form 10-K.

Non-U.S. GAAP Financial Measures

Adjusted net earnings, adjusted earnings per share, adjusted Industrial segment earnings, EBIT, adjusted EBIT, EBITDA, adjusted EBITDA, free cash flow, and adjusted free cash flow are financial measures not prepared and presented in accordance with U.S. GAAP. However, we believe these non-U.S. GAAP financial measures provide additional information that enables readers to evaluate our business from the perspective of management.

Earnings based non-U.S. GAAP financial measures

Adjusted net earnings is defined by the Company as net earnings excluding, as applicable, (i) the gain on sale of assets associated with the sale of the Company’s Duarte real property, (ii) the impairment of assets held for sale associated with the Company’s divestiture of its renewable power systems portfolio, (iii) Duarte move related costs, and (iv) the purchase accounting impacts related to the amortization of the backlog intangible acquired in connection with the acquisition of Woodward L’Orange on June 1, 2018 (the “L’Orange Acquisition”). The Company believes that these excluded items are short-term in nature, not directly related to the ongoing operations of the business and therefore, the exclusion of them illustrates more clearly how the underlying business of Woodward is performing. Management uses adjusted net earnings to evaluate the Company’s performance excluding these infrequent or unusual period expenses that are not necessarily indicative of the Company’s operating performance for the period. Management defines adjusted earnings per share as adjusted net earnings, as defined above, divided by the weighted-average number of diluted shares of common stock outstanding for the period. Management uses both adjusted net earnings and adjusted earnings per share when comparing operating performance to other periods which may not have similar infrequent or unusual charges.

The reconciliation of net earnings and earnings per share to adjusted net earnings and adjusted earnings per share, respectively, for the three-months ended December 31, 2019 and December 31, 2018 is shown in the tables below.

	Three-Months Ended December 31,
	2019		2018
	Net Earnings	Earnings Per Share	Net Earnings	Earnings Per Share
Net earnings (U.S. GAAP)	$53,373	$0.83	$49,120	$0.77
Non-U.S. GAAP adjustments:
Gain on sale of Duarte property, net of tax	(10,175)	(0.16)	-	-
Impairment of assets held for sale, net of tax	28,016	0.43	-	-
Duarte move related costs, net of tax	-	-	5,294	0.08
Purchase accounting impact, net of tax[1]	-	-	7,232	0.11
Total Non-U.S. GAAP adjustments	17,841	0.27	12,526	0.19
Adjusted net earnings (Non-U.S. GAAP)	$71,214	$1.10	$61,646	$0.96

(1)The purchase accounting impacts relate to the amortization of the backlog intangible, net of tax, acquired in connection with the L’Orange Acquisition.

Adjusted Industrial segment earnings is defined by the Company as Industrial segment earnings excluding the purchase accounting impacts related to the amortization of the backlog intangible acquired in connection with the L’Orange Acquisition. The Company believes that these purchase accounting impacts are short-term in nature, not related to the ongoing operations of the Industrial segment business and therefore, the exclusion of this item illustrates more clearly how the underlying business of Woodward’s Industrial segment is performing.

The reconciliation of Industrial segment earnings to adjusted Industrial segment earnings for the three-months ended December 31, 2018 is shown in the table below; no such adjustments were made for the three-months ended December 31, 2019.

	Three-Months Ended December 31,
	2019	2018
Industrial segment earnings (U.S. GAAP)	$28,230	$29,169
Purchase accounting impacts[1]	-	9,511
Adjusted Industrial segment earnings (Non-U.S. GAAP)	$28,230	$38,680

(1)The purchase accounting impacts relate to the amortization of the backlog intangible, net of tax, acquired in connection with the L’Orange Acquisition.

Management uses EBIT to evaluate Woodward’s performance without financing and tax related considerations, as these elements do not fluctuate with operating results. Management uses EBITDA in evaluating Woodward’s operating performance, making business decisions, including developing budgets, managing expenditures, forecasting future periods, and evaluating capital structure impacts of various strategic scenarios. Securities analysts, investors and others frequently use EBIT and EBITDA in their evaluation of companies, particularly those with significant property, plant, and equipment, and intangible assets subject to amortization. The Company believes that EBIT and EBITDA are useful measures to the investor when measuring operating performance as they eliminate the impact of financing and tax expenses, which are non-operating expenses and may be driven by factors outside of the Company’s operations, such as changes in tax laws or regulations, and, in the case of EBITDA, the noncash charges associated with depreciation and amortization. Further, as interest from financing, income taxes, depreciation and amortization can vary dramatically between companies and between periods, management believes that the removal of these items can improve comparability.

Adjusted EBIT and adjusted EBITDA represent further non-U.S. GAAP adjustments to EBIT and EBITDA, in each case adjusted to exclude, as applicable, (i) the gain on sale of assets associated will the sale of the Company’s Duarte real property, (ii) Duarte move related costs, and (iii) the purchase accounting impacts related to the amortization of the backlog intangible acquired in connection with the L’Orange Acquisition. As these gains and charges are infrequent or unusual items that can be variable from period to period and do not fluctuate with operating results, management believes that by removing these gains and charges from EBIT and EBITDA it improves comparability of past, present and future operating results and provides consistency when comparing EBIT and EBITDA between periods.

EBIT and adjusted EBIT reconciled to net earnings for the three-months ended December 31, 2019 and December 31, 2018 were as follows:

	Three-Months Ended December 31,
	2019	2018
Net earnings (U.S. GAAP)	$53,373	$49,120
Income tax expense	8,175	12,395
Interest expense	9,009	11,878
Interest income	(487)	(371)
EBIT (Non-U.S. GAAP)	70,070	73,022
Non-U.S. GAAP adjustments:
Gain on sale of Duarte real property	(13,522)	-
Impairment of assets held for sale	37,902	-
Duarte move related costs	-	6,963
Purchase accounting impacts[1]	-	9,511
Total non-U.S. GAAP adjustments	24,380	16,474
Adjusted EBIT (Non-U.S. GAAP)	$94,450	$89,496

(1)The purchase accounting impacts relate to the amortization of the backlog intangible, net of tax, acquired in connection with the L’Orange Acquisition.

EBITDA and adjusted EBITDA reconciled to net earnings for the three-months ended December 31, 2019 and December 31, 2018 were as follows:

	Three-Months Ended December 31,
	2019	2018
Net earnings (U.S. GAAP)	$53,373	$49,120
Income tax expense	8,175	12,395
Interest expense	9,009	11,878
Interest income	(487)	(371)
Amortization of intangible assets	9,905	17,472
Depreciation expense	22,546	21,169
EBITDA (Non-U.S. GAAP)	102,521	111,663
Non-U.S. GAAP adjustments:
Gain on sale of Duarte real property	(13,522)	-
Impairment of assets held for sale	37,902	-
Duarte move related costs	-	6,963
Total non-U.S. GAAP adjustments	24,380	6,963
Adjusted EBITDA (Non-U.S. GAAP)	$126,901	$118,626

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

Cash flow-based non-U.S. GAAP financial measures

Management uses free cash flow, which is defined by the Company as net cash flows provided by operating activities less payments for property, plant and equipment, in reviewing the financial performance of and cash generation by Woodward’s various business groups and evaluating cash levels. We believe free cash flow is a useful measure for investors because it portrays our ability to grow organically and generate cash from our businesses for purposes such as paying interest on our indebtedness, repaying maturing debt, funding business acquisitions, investing in research and development, purchasing our common stock, and paying dividends. In addition, securities analysts, investors, and others frequently use free cash flow in their evaluation of companies. Adjusted free cash flow represents a further non-U.S. GAAP adjustment to free cash flow to include cash proceeds from the sale of real property located at our former operations in Duarte, California. Management believes that by including these proceeds in free cash flow it better portrays the cash impact from our fiscal year 2018 decision to relocate our Duarte, California operations to the renovated Drake Campus in Fort Collins, Colorado. For future periods, adjusted free cash flow will also exclude the cash impacts of the costs associated with the anticipated Merger.

The use of these non-U.S. GAAP financial measures is not intended to be considered in isolation of, or as substitutes for, the financial information prepared and presented in accordance with U.S. GAAP. Free cash flow and adjusted free cash flow do not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. Our calculation of free cash flow and adjusted free cash flow may differ from similarly titled measures used by other companies, limiting their usefulness as a comparative measure.

Free cash flow and adjusted free cash flow reconciled to net cash provided by operating activities for the three-months ended December 31, 2019 and December 31, 2018 were as follows:

	Three-Months Ended December 31,
	2019	2018
Net cash provided by operating activities (U.S. GAAP)	$27,445	$84,712
Payments for property, plant and equipment	(17,232)	(31,346)
Free cash flow (Non-U.S. GAAP)	10,213	53,366
Cash proceeds from the sale of the Duarte facility	18,767	-
Adjusted free cash flow (Non-U.S. GAAP)	$28,980	$53,366

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

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2, New accounting standards and Note 5, Leases, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

Item 4.Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our Principal Executive Officer (Thomas A. Gendron, Chairman of the Board, Chief Executive Officer and President) and Principal Financial and Accounting Officer (Jonathan W. Thayer, Vice Chairman, Corporate Operations, and Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Thomas A. Gendron and Jonathan W. Thayer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluations, they concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

During the quarterly period ended December 31, 2019, we adopted the new lease guidance of ASC 842. We designed new business policies and procedures to assist in the adoption and ongoing application of the new guidance, provided training, and designed and applied new internal controls related to impacted accounting and disclosures. There have not been any other significant changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

Investment in our securities involves risk. In addition to the risk factors identified below, an investor or potential investor should consider the risks summarized under the caption “Risk Factors” in Part I, Item 1A of our most recent Form 10-K when making investment decisions regarding our securities. Except for the risk factors identified below, the risk factors that were disclosed in our most recent Form 10-K have not materially changed since the date our most recent Form 10-K was filed with the SEC.

Risks Relating to the Proposed Merger with Hexcel

The consummation of the proposed merger with Hexcel Corporation (the “Merger”) is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of Woodward’s or Hexcel’s control and that Woodward and Hexcel may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond Woodward’s and Hexcel’s control, including, among others:

•approval of the Merger by Hexcel’s stockholders, including the receipt of Woodward common stock in exchange for Hexcel’s common stock;

•approval of the Merger by Woodward’s stockholders, including the issuance of Woodward common stock to Hexcel stockholders in connection with the Merger;

•authorization for listing of the shares of Woodward common stock to be issued in the Merger, subject to official notice of issuance;

•the expiration or termination of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other required regulatory approvals;

•the approval of, or the expiration or termination of any waiting period applicable to, the Merger pursuant to certain foreign antitrust and related regulatory authorities, including such authorities governing the European Union, China, Turkey and France;

•effectiveness of the registration statement on Form S-4 for the Woodward common stock to be issued in the Merger; and

•the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal.

Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (b) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement and (c) the absence of any material adverse effect on the other party, as defined in the Merger Agreement. In addition, Hexcel’s obligation to complete the

Merger is also subject to the receipt by Hexcel of an opinion from its counsel to the effect that the Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger agreement at any time, before or after receipt of the requisite approvals by Woodward's or Hexcel's stockholders, or Woodward or Hexcel may unilaterally elect to terminate the Merger Agreement under certain other circumstances as specified therein.

As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on the conduct of the combined company after the closing of the Merger. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Merger or of imposing additional costs or limitations on Woodward following the Merger, any of which may have an adverse effect on Woodward or the combined company following the Merger.

Woodward and Hexcel may also be subject to lawsuits or other challenges to the Merger, and adverse effects of these challenges, including any adverse rulings in lawsuits, may delay or prevent the Merger from being completed or may require Woodward or Hexcel to incur significant costs to address such challenges, including any costs to defend or settle any lawsuits. Any delay in completing the Merger could cause Woodward or the combined entity not to realize, or to be delayed in realizing, some or all of the benefits that Woodward expects to achieve if the Merger is successfully completed within its expected time frame.

Woodward may fail to realize all of the anticipated benefits of the Merger, including expected financial and operating performance of the combined company, or those benefits may take longer to realize than expected. Woodward may also encounter significant difficulties in integrating with Hexcel.

Woodward and Hexcel have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on each of Woodward’s and Hexcel’s abilities to successfully integrate their respective operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses. Inconsistencies in standards, controls, procedures, policies, operations, technologies or systems could adversely affect the combined company. The diversion of management's attention and any delays or difficulties encountered in connection with the Merger and the integration of Woodward’s and Hexcel’s respective operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company. All projections regarding the combined company’s business are, by their nature, estimates which are subject to risks and uncertainties. Projected business and financial measures of the combined company, including, but not limited to, revenue, earnings, free cash flow, synergies and dividend yield, are uncertain and subject to change based on changes in assumptions underlying such measures or other changes in circumstances, many of which may be outside of Woodward or Hexcel’s control.

If Woodward experiences difficulties in the integration process, including those listed above, Woodward and the combined company may fail to realize the anticipated benefits of the Merger in a timely manner or at all.

Additional information regarding the Merger will be available in the joint proxy statement/prospectus to be filed by Woodward.

While the Merger is pending, Woodward will be subject to business uncertainties and contractual restrictions that could adversely affect its business and operations.

Uncertainty about the effect of the Merger on employees, customers and other persons with whom Woodward or Hexcel have a business relationship may have an adverse effect on Woodward's business, operations and stock price. Existing customers of Woodward and Hexcel could decide to no longer do business with Woodward, Hexcel or the combined company, which could reduce the anticipated benefits of the Merger. Woodward and Hexcel are also subject to certain restrictions on the conduct of their respective businesses while the Merger is pending. As a result, certain other projects may be delayed or abandoned and business decisions could be deferred. Employee retention at Woodward and at Hexcel may be challenging before completion of the Merger, as certain employees may experience uncertainty about their future roles with the combined company, the management team of the combined company, or the relocation of the combined company’s headquarters, and these retention challenges may require Woodward and the combined company to incur additional expenses in order to retain key employees. If key Woodward or Hexcel employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Woodward, Hexcel or the combined company, the benefits of the Merger could be materially diminished.

Woodward and Hexcel are expected to incur substantial expenses related to the Merger and the integration.

Both Woodward and Hexcel will incur substantial expenses in connection with the Merger and integration. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. While Woodward and Hexcel have assumed that a certain level of expenses would be incurred, there are many factors beyond Woodward's and Hexcel’s control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that Woodward expects to achieve from the elimination of duplicative expenses and the realization of economies of scale. The amount and timing of any charges to earnings as a result of Merger or integration expenses are uncertain at present.

Woodward's future results will suffer if it does not effectively manage its expanded operations following the Merger.

Following the Merger, the size of Woodward's business will increase significantly beyond its current size. Woodward's and the combined company’s future success depends, in part, upon the ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that Woodward or the combined company will be successful or will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.

Termination of the Merger Agreement could negatively impact Woodward.

If the Merger Agreement is terminated, there may be various consequences. For example, Woodward’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, pursuant to its terms, Woodward and Hexcel have certain unilateral rights to terminate the Merger Agreement. Under certain circumstances, such rights may be exercised without incurring a penalty or paying a fee to the other party; under other circumstances, the terminating party may have to pay a substantial fee to the other party. In the event Woodward elects to terminate the Merger Agreement in accordance with its terms, Woodward may be required, depending on the circumstances of the termination, to pay Hexcel a fee equal to $250 million (not in thousands). In the event Hexcel elects to terminate the Merger Agreement in accordance with its terms, Hexcel may not be required, depending on the circumstances, to pay Woodward any fee for such termination. Any termination by either Woodward or Hexcel, regardless of whether such party is required to pay a termination fee, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Additionally, Woodward has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus, and filing and other fees paid or to be paid to the SEC in connection with the Merger. If the Merger is not completed, Woodward would nonetheless have to recognize these expenses but without realizing the expected benefits of the Merger.

Holders of Woodward common stock will have a reduced ownership and voting interest in the combined company after the Merger and will thus have less voting influence over the combined company.

Holders of Woodward common stock currently have the right to vote in the election of the board of directors and on other matters involving Woodward. Upon completion of the Merger, Hexcel stockholders as of immediately prior to the Merger will collectively own approximately forty-five percent (45%) of the outstanding shares of the combined company immediately after the Merger, and Woodward stockholders as of immediately prior to the Merger will collectively own approximately fifty-five percent (55%) of the outstanding shares of the combined company immediately after the Merger (in each case, on a fully diluted basis and without regard to the fact that immediately prior to the Merger, certain stockholders may own both Woodward and Hexcel stock). As a result, Woodward stockholders will have less voting influence on the combined company, and may have less influence on its management and policies, than they now have on Woodward.

Company Risk

Our operations and suppliers may be subject to physical and other risks, including natural disasters, epidemics, pandemics, and other catastrophic events beyond our control, which could disrupt production and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations include principal facilities in the United States, China, Germany, and Poland. In addition, we operate sales and service facilities in Brazil, Bulgaria, India, Japan, the Netherlands, the Republic of Korea and the UK. We also have suppliers for materials and parts inside and outside the United States. Our operations and sources of supply could be disrupted by unforeseen events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in countries in which we operate or in which our suppliers are located, any of which could adversely affect our operations and financial performance.  Public health concerns, including epidemics or pandemics, such as the coronavirus, or natural disasters, war, political unrest, terrorist activity, equipment failures, power outages, or other unforeseen events could result in physical damage to, and complete or partial closure of, one or more of our manufacturing facilities, or could cause temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products and significant delays in the shipment of products and the provision of services, or negatively affect customer demand, which could in turn cause the loss of sales and customers, or could otherwise result in significant damages, threats, interruptions, or delays to our business and initiatives.  Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.  Accordingly, disruption of our operations or the operations of a significant supplier or customer could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (In thousands, except for shares and per share amounts)	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs at Period End (1)
October 1, 2019 through October 31, 2019	-	$-	-	$500,000
November 1, 2019 through November 30, 2019 (2)	4,359	116.79	-	500,000
December 1, 2019 through December 31, 2019 (2)	288	118.44	-	500,000

(1)

In November 2019, our board of directors approved a stock repurchase program for the repurchase of up to $500,000 of Woodward’s outstanding shares of common stock on the open market or in privately negotiated transactions over a three-year period that will end in November 2022. Pursuant to the terms of the Agreement and Plan of Merger with Hexcel Corporation, Woodward is prohibited from making any further common share repurchases prior to the close of the Merger, except as to a prior specific determination to repurchase approximately $17,000 of shares.

(2)

Under a trust established for the purposes of administering the Woodward Executive Benefit Plan, 4,359 shares of common stock were acquired in November 2019 on the open market related to the deferral of compensation by certain eligible members of Woodward’s management who irrevocably elected to invest some or all of their deferred compensation in Woodward common stock. In addition, 288 shares of common stock were acquired in December 2019 on the open market related to the reinvestment of dividends for shares of treasury stock held for deferred compensation. Shares owned by the trust, which is a separate legal entity, are included in "Treasury stock held for deferred compensation" in the Condensed Consolidated Balance Sheets.

Item 6.Exhibits

Exhibits filed as part of this Report are listed in the Exhibit Index.

WOODWARD, INC.

EXHIBIT INDEX

	Exhibit Number	Description
*	31.1	Rule 13a-14(a)/15d-14(a) certification of Thomas A. Gendron
*	31.2	Rule 13a-14(a)/15d-14(a) certification of Jonathan W. Thayer
*	32.1	Section 1350 certifications
*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

*	104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed as an exhibit to this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODWARD, INC.
Date: February 10, 2020	/s/ Thomas A. Gendron
Thomas A. Gendron
Chairman of the Board, Chief Executive Officer, and President (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: February 10, 2020	/s/ Jonathan W. Thayer
Jonathan W. Thayer
Vice Chairman, Corporate Operations, and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)